Form 10-Q
period 1995-04-01
FRANKLIN ELECTRIC CO INC
filed 1995-05-12
CIK 38725

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              ----------
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 1, 1995

                                  OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from       to
                                           -----    -----
                     Commission file number 0-362

                      FRANKLIN ELECTRIC CO., INC.

       (Exact name of registrant as specified in its charter)

         Indiana                                      35-0826-7455
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)
     400 East Spring Street                               46714
      Bluffton, Indiana                                (Zip Code)
(Address of principal executive offices)

                            (219) 824-2900

         (Registrant's telephone number, including area code)

                            Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

        YES   X                                      NO
            -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
       Class of Common Stock                     May 2, 1995
       ---------------------                     -----------
          $.10 par value                      6,222,422 shares



                       FRANKLIN ELECTRIC CO., INC.

                                Index




PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of April 1, 1995 (Unaudited)
            and December 31, 1994..........................

            Condensed Consolidated Statements of
            Income for the First Quarter ended
            April 1, 1995 and April 2, 1994 (Unaudited)....

            Condensed Consolidated Statements of
            Cash Flows for the Quarter ended
            April 1, 1995 and April 2, 1994 (Unaudited)....

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)...............

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations..........................



PART II.    OTHER INFORMATION

   Item 4.  Results of Votes of Holders....................

   Item 6.  Exhibits and Reports on Form 8-K...............



Signatures.................................................



                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                             FRANKLIN ELECTRIC CO., INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
[CAPTION]
                                             April 1,   December 31,
                                               1995         1994
                                           (Unaudited)   (Audited)
                                           -----------   ---------
[S]                                         [C]           [C]
ASSETS
Current assets:
  Cash and equivalents....................  $ 23,404      $ 38,890
  Receivables, less allowances of
    $1,332 and $1,271, respectively.......    28,580        21,864
  Inventories (Note 2)....................    49,518        37,755
  Other current assets (including
    deferred income taxes of $7,170
    and $6,287, respectively).............     9,559         7,669
                                             -------       -------
    Total current assets..................   111,061       106,178
Property, plant and equipment,
  net (Note 3)............................    41,169        41,896
Deferred and other assets.................     3,558         3,507
                                             -------       -------
Total assets..............................  $155,788      $151,581
                                            ========      ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings...................  $ 18,300      $ 15,200
  Accounts payable........................    11,222        12,296
  Accrued expenses........................    27,606        27,372
  Income taxes............................     3,153         2,890
                                             -------       -------
    Total current liabilities.............    60,281        57,758
Long-term debt............................    20,000        20,000
Other long-term liabilities...............     7,628         8,096
Deferred income taxes.....................       850           862

Shareowners' equity:
  Common stock (Note 5)...................       622           620
  Additional capital......................     5,416         4,667
  Retained earnings.......................    65,377        64,231
  Stock subscriptions.....................    (2,556)       (2,112)
  Cumulative translation adjustment.......       570            59
  Loan to ESOP Trust......................    (2,400)       (2,600)
                                             -------       -------
    Total shareowners' equity.............    67,029        64,865
                                             -------       -------

Total liabilities and shareowners' equity.  $155,788      $151,581
                                            ========      ========

See Notes to Condensed Consolidated Financial Statements.



                        FRANKLIN ELECTRIC CO., INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

(In thousands, except per share amounts)
[CAPTION]
                                               First Quarter Ended
                                               -------------------
                                              April 1,      April 2,
                                               1995          1994
                                               ----          ----
[S]                                         [C]           [C]
Net sales                                   $ 59,788      $ 50,350

Costs and expenses:
  Cost of sales...........................    46,491        37,847
  Selling and administrative expenses.....    10,411         7,717
  Interest expense........................       654           589
  Other income............................      (437)         (344)
                                             -------       -------
                                              57,119        45,809

Equity in earnings of affiliates..........       -             468
                                             -------       -------

Income before income taxes................     2,669         5,009

Income taxes..............................     1,025         1,748
                                             -------       -------

Net income................................     1,644         3,261

Dividends on preferred stock..............       -             153

Net income available to common shares
  and common share equivalents............  $  1,644      $  3,108
                                            ========      ========

Per share data
  Weighted average common shares..........     6,603         6,517
                                               =====         =====
  Net income available to common shares...  $    .25      $    .48
                                            ========      ========

Dividends per common share................  $    .08      $    .05
Dividends per preferred share.............  $    -        $   2.63

See Notes to Condensed Consolidated Financial Statements.



                      FRANKLIN ELECTRIC CO., INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

(In thousands)
[CAPTION]
                                               First Quarter Ended
                                               -------------------
                                              April 1,      April 2,
                                               1995          1994
                                               ----          ----
[S]                                         [C]           [C]
Cash flows from operating activities:
Net income................................  $  1,644      $  3,261
Adjustments to reconcile net income to net
  cash flows from operating activities:
  Depreciation and amortization...........     2,491         1,861
  Equity in earnings of affiliates,
    less dividends........................       -            (468)
  Deferred income taxes...................       185           -
  Gain on disposals of
    plant and equipment...................       (17)           (5)
  Changes in assets and liabilities:
  Receivables.............................    (6,631)       (5,884)
  Inventories.............................   (11,299)       (4,411)
  Other current assets....................    (1,865)          (44)
  Accounts payable and other
    current liabilities...................      (753)        1,738
  Other long-term liabilities.............      (431)          252
                                             -------       -------
    Net cash flows from
      operating activities................   (16,676)       (3,700)
                                             -------       -------

Cash flows from investing activities:
  Additions to plant and equipment........      (774)         (649)
  Proceeds from sale of
    plant and equipment...................        28            10
  Additions to deferred assets............      (604)          -
                                             -------       -------
    Net cash flows from
      investing activities................    (1,350)         (639)
                                             -------       -------

Cash flows from financing activities:
  Repayment of short-term debt............       -             (70)
  Additions of short-term borrowings......     3,100           -
  Redemption of preferred stock...........       -          (5,818)
  Proceeds from issuance of common stock..        70            42
  Purchases of common stock...............       -          (3,757)
  Repayment of loan to ESOP Trust.........       200           200
  Dividends (preferred and common
    stock) paid...........................      (498)         (459)
                                             -------       -------
    Net cash flows from
      financing activities................     2,872        (9,862)
                                             -------       -------

Effect of exchange rate changes on cash...      (332)         (124)
                                             -------       -------
Net increase (decrease) in cash
  and equivalents.........................   (15,486)      (14,325)
Cash and equivalents at
  beginning of period.....................    38,890        39,087
                                             -------       -------
Cash and equivalents at
  end of period...........................  $ 23,404      $ 24,762
                                            ========      ========

See Notes to Condensed Consolidated Financial Statements.



                          FRANKLIN ELECTRIC CO., INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
- ----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 1, 1995 are not necessarily indicative of the results that may be expected for the year ended December 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 31, 1994.


Note 2:  Inventories
- --------------------

Inventories consist of the following:

(In thousands)
[CAPTION]
                                             April 1,   December 31,
                                               1995         1994
                                               ----         ----
[S]                                         [C]          [C]
Raw Materials........................       $ 20,251     $ 17,584
Work in Process......................          4,995        5,201
Finished Goods.......................         35,519       25,982
LIFO Reserve.........................        (11,247)     (11,012)
                                             -------      -------
Total Inventory......................       $ 49,518     $ 37,755
                                            ========     ========


Note 3:  Property, Plant and Equipment
- --------------------------------------

Property, plant and equipment at cost consists of the following:

(In thousands)
[CAPTION]
                                             April 1,   December 31,
                                               1995         1994
                                               ----         ----
[S]                                         [C]          [C]
Land and Building....................       $ 28,228     $ 28,210
Machinery and Equipment..............         89,221       88,169
                                             -------      -------
                                             117,449      116,379
Allowance for Depreciation...........         76,280       74,483
                                             -------      -------
                                            $ 41,169     $ 41,896
                                            ========     ========


Note 4:  Tax Rates
- ------------------

The effective tax rate on income before income taxes in 1995 and 1994 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.


Note 5:  Shareowners' Equity
- ----------------------------

During the first quarter, the Company issued 20,000 common shares valued at $640,000 under the 1988 Executive Stock Purchase Plan.

The Company had 6,222,422 shares of common stock (10,000,000 shares authorized, $.10 par value) outstanding as of April 1, 1995.



Item 2.  Management's Discussion And Analysis Of Financial Condition
- --------------------------------------------------------------------
And Results Of Operations
- -------------------------



Operations
- ----------

Sales for the first quarter of 1995 were $59.8 million, an increase of 19 percent from 1994 first quarter sales of $50.4 million. The increase in sales was primarily due to the inclusion of Oil Dynamics, Inc. on a fully consolidated basis for the first quarter of 1995 and due to increases in international unit volume. Previously, Oil
Dynamics, Inc. was a fifty percent owned equity investee.

Earnings for the first quarter of 1995 were $1.6 million, or $.25 per share, a decrease of 50 percent compared to the first quarter of 1994 earnings of $3.3 million, or $.48 per share. The decrease in net income was primarily due to a 2.6 percent increase in cost of sales as a percent of net sales.

Cost of sales as a percent of net sales for the first quarter of 1995 was 77.8 percent compared to 75.2 percent for the same period in 1994. Cost of sales as a percent of sales increased in the first quarter of 1995 due to a 3.7 percent increase in fixed expenses as a percent of net sales which was partially offset by a 1.1 percent decrease in variable expenses. The increase in fixed expenses was primarily due to the inclusion of Oil Dynamics, Inc. and increases in planned expenses in support of international operations. The decrease in variable expenses was primarily due to changes in product mix.

Selling and administrative expenses in the first quarter of 1995 were $10.4 million compared to $7.7 million for the same period in 1994. The increase was primarily due to the inclusion of Oil Dynamics, Inc. on a fully consolidated basis and due to investments in systems and people in support of international operations.

Included in other expense (income) was $541,000 of interest income and $183,000 of foreign currency transaction losses for the first quarter of 1995. Included in other expense (income) was $308,000 of interest income and $22,000 of foreign currency transaction losses for the same period a year ago. Interest income was primarily due to cash balances invested principally in short-term U.S. treasury bills and notes.

Equity in the earnings of affiliates was $0 for the first quarter of 1995 compared to $468,000 for the same period a year ago. The results of operations of previously 50 percent owned joint venture, Oil
Dynamics, Inc., were incorporated on a fully consolidated basis for the first quarter of 1995.



Capital Resources and Liquidity
- -------------------------------

Cash at the end of the first quarter 1995 was $23.4 million compared to $38.9 million at the end of 1994. Accounts receivable increased $6.7 million and inventories increased $11.8 million from 1994. Accounts receivable increased primarily due to the typical seasonal nature of certain customers' industries. Inventories increased primarily due to a decrease in North American submersible motor shipments as the industry used accumulated inventory. Working capital increased $2.4 million and the current ratio of the Company was 1.8 at the end of the first quarter of 1995 and at the end of 1994.

During the quarter, the Company borrowed an additional $3.1 million on a short-term basis to finance current working capital requirements.



                     PART II.  OTHER INFORMATION



Item 4.  Results of Votes of Holders
- ------------------------------------

The Annual Meeting of Shareholders of the Company was held on April 13, 1995 for the following purposes:

1.  To elect two directors for terms expiring at the 1998 Annual
Meeting of Shareholders; and 2. To ratify the appointment of Deloitte & Touche LLP as independent auditors for the 1995 fiscal year.

The results were:

Nominee for Director            For      Withhold Authority
- --------------------            ---      ------------------

William H. Lawson            5,703,058        10,550
Donald J. Schneider          5,702,904        10,704

                                For      Against   Abstain
                                ---      -------   -------
Ratification of
  Deloitte & Touche LLP      5,680,887    7,670     25,051

Total broker non-votes were 360,634 shares. Total shares represented at the Annual Meeting in person or by proxy were 5,713,608 shares of a total of 6,221,522 shares outstanding. This represented 92 percent of Company common stock and constituted a quorum.



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

   (a)  Exhibits

        (11)  Computations of Earnings per Share

   (b)  Reports on Form 8-K

        On March 27, 1995 Franklin Electric Co., Inc. amended its current report on Form 8-K, filed December 9, 1994, to include the required Item 7 financial statements and proforma financial information.



                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant



Date       May 12                By        William H. Lawson
     ---------------------          --------------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer



Date       May 12                By         Michael J. Sloan
     ---------------------          --------------------------------
                                    Michael J. Sloan, Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



                             Exhibit Index



(11)  Computation of Earnings per Share.................



                                                          EXHIBIT 11



                     FRANKLIN ELECTRIC CO., INC.

    COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE



(In thousands, except per share amounts)
[CAPTION]
                                               First Quarter Ended
                                               -------------------
                                              April 1,      April 2,
                                               1995          1994
                                               ----          ----
[S]                                           [C]           [C]
Net income available to
  common shares and common
  share equivalents.......................    $1,644        $3,108
                                              ======        ======

Common shares outstanding
  beginning of period.....................     6,199         6,231

Weighted average of common
  shares issued during
  the period..............................        15            11

Weighted average of common
  shares purchased during
  the period..............................       -             (81)

Dilutive effect of options
  outstanding during
  the period..............................       389           356
                                               -----         -----

Weighted average of common
  shares outstanding during
  the period..............................     6,603         6,517
                                               =====         =====

Net income per weighted
  average common share....................      $.25          $.48
                                                ====          ====