Form 10-Q
period 1995-07-01
FRANKLIN ELECTRIC CO INC
filed 1995-07-26
CIK 38725

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              -----------
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 1, 1995

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

         YES                                          NO
             -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
        Class of Common Stock                      July 21, 1995
        ---------------------                      -------------
          $.10 par value                         6,239,602 shares



                    FRANKLIN ELECTRIC CO., INC.

                                Index



PART I.     FINANCIAL INFORMATION
- ---------------------------------
  Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of July 1, 1995 (Unaudited)
            and December 31, 1994

            Condensed Consolidated Statements of
            Income for the Second Quarter and
            First Half ended July 1, 1995 and
            July 2, 1994 (Unaudited)

            Condensed Consolidated Statements of
            Cash Flows for the First Half ended
            July 1, 1995 and July 2, 1994
            (Unaudited)

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations



PART II.    OTHER INFORMATION
- -----------------------------
   Item 4.  Results of Votes of Holders

   Item 6.  Exhibits and Reports on Form 8-K



Signatures
- ----------



                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                     FRANKLIN ELECTRIC CO., INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                                July 1,   December 31,
                                               1995         1994
                                           (Unaudited)   (Audited)
                                           -----------   ---------
ASSETS
Current assets:
  Cash and equivalents....................  $ 17,708      $ 38,890
  Receivables (less allowances of
    $1,388 and $1,271, respectively)......    31,922        21,864
  Inventories (Note 2)....................    48,884        37,755
  Other current assets (including
    deferred income taxes of $7,383
    and $6,287, respectively).............     8,758         7,669
                                             -------       -------
    Total current assets..................   107,272       106,178
Property, plant and equipment,
  at cost (Note 3)........................    41,229        41,896
Deferred and other assets.................     2,880         3,507
                                             -------       -------
Total assets..............................  $151,381      $151,581
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings (Note 5)..........  $  9,800      $ 15,200
  Accounts payable........................    11,012        12,296
  Accrued expenses........................    28,554        27,372
  Income taxes............................     2,044         2,890
                                             -------       -------
    Total current liabilities.............    51,410        57,758
Long-term debt............................    20,000        20,000
Other long-term liabilities...............     7,723         8,096
Deferred income taxes.....................       850           862

Shareowners' equity:
  Common stock (Note 6)...................       624           620
  Additional capital......................     5,556         4,667
  Retained earnings.......................    69,296        64,231
  Stock subscriptions.....................    (2,434)       (2,112)
  Cumulative translation adjustments......       756            59
  Loan to ESOP Trust......................    (2,400)       (2,600)
                                             -------       -------
    Total shareowners' equity.............    71,398        64,865
                                             -------       -------

Total liabilities and shareowners' equity.  $151,381      $151,581
                                            ========      ========

See Notes to Condensed Consolidated Financial Statements.



                        FRANKLIN ELECTRIC CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                        Second Qtr Ended  First Half
Ended
                                        ----------------  ------------
- ----]
(In thousands, except per share amounts) July 1, July 2,   July 1,
July 2,
                                          1995    1994      1995
1994
                                          ----    ----      ----     -
- ---
Net sales                               $76,442 $64,772  $136,230
$115,122

Costs and expenses:
  Cost of sales.......................   58,869  47,485   105,361
85,332
  Selling and administrative expenses.    9,995   8,494    20,406
16,211
  Interest expense....................      518     591     1,171
1,180
  Other income........................     (279)   (665)     (716)
(1,009)
                                         ------  ------   -------  ---
- ----
                                         69,103  55,905   126,222
101,714

Equity in earnings of affiliates......      -       202       -
670
                                         ------  ------   -------  ---
- ----

Income before income taxes............    7,339   9,069    10,008
14,078

Income taxes..........................    2,797   3,419     3,822
5,167
                                         ------  ------   -------  ---
- ----

Net income............................    4,542   5,650     6,186
8,911

Dividends on preferred stock..........      -       -         -
153
                                         ------  ------   -------  ---
- ----

Net income available to common shares
  and common share equivalents........  $ 4,542 $ 5,650  $  6,186 $
8,758
                                        ======= =======  ========
========

Per share data:
  Weighted average common shares......    6,598   6,494     6,594
6,506
                                          =====   =====     =====
=====
  Net income available to
    common shares.....................  $   .69 $   .87  $    .94 $
1.35
                                        ======= =======  ========
========

Dividends per common share............  $   .10 $   .08  $    .18 $
 .13
Dividends per preferred share.........  $   -   $   -    $    -   $
2.63


See Notes to Condensed Consolidated Financial Statements.



                      FRANKLIN ELECTRIC CO., INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

(In thousands)                                  First Half Ended
                                                ----------------
                                              July 1,       July 2,
                                               1995          1994
                                               ----          ----
Cash flows from operating activities:
Net income................................  $  6,186      $  8,911
Adjustments to reconcile net income to net
  cash flows from operating activities:
  Depreciation and amortization...........     5,020         3,439
  Equity in earnings of affiliates,
    less dividends........................       -            (670)
  Deferred income taxes...................       (24)          -
  Gain on disposals of
    plant and equipment...................       (29)         (136)
  Changes in assets and liabilities:
  Receivables.............................    (9,562)       (5,684)
  Inventories.............................   (10,567)       (4,279)
  Other current assets....................    (1,040)           23
  Accounts payable and other
    current liabilities...................      (433)        4,491
  Other long-term liabilities.............      (295)          522
                                             -------       -------
    Net cash flows from
      operating activities................   (10,744)        6,617
                                             -------       -------

Cash flows from investing activities:
  Additions to plant and equipment........    (2,436)       (1,993)
  Proceeds from sale of
    plant and equipment...................        33           258
  Additions to deferred assets............      (634)          -
                                             -------       -------
    Net cash flows from
      investing activities................    (3,037)       (1,735)
                                             -------       -------

Cash flows from financing activities:
  Repayment of short-term borrowings......    (8,500)          (69)
  Additions of short-term borrowings......     3,100           -
  Redemption of preferred stock...........       -          (5,818)
  Proceeds from issuance of common stock..       219            93
  Purchases of common stock...............       -          (3,757)
  Repayment of loan to ESOP Trust.........       200           200
  Dividends (preferred and common
    stock) paid...........................    (1,121)         (951)
                                             -------       -------
    Net cash flows from
      financing activities................    (6,102)      (10,302)
                                             -------       -------

Effect of exchange rate changes on cash...    (1,299)         (122)
                                             -------       -------
Net decrease in cash and equivalents......   (21,182)       (5,542)
Cash and equivalents at
  beginning of period.....................    38,890        39,087
                                             -------       -------
Cash and equivalents at
  end of period...........................  $ 17,708      $ 33,545
                                            ========      ========

See Notes to Condensed Consolidated Financial Statements.



                     FRANKLIN ELECTRIC CO., INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



Note 1:  Condensed Consolidated Financial Statements
- ----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and first half ended July 1, 1995 are not necessarily indicative of the results that may be expected for the year ended December 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 31, 1994.



Note 2:  Inventories
- --------------------

Inventories consist of the following:

(In thousands)                                July 1,   December 31,
                                               1995         1994
                                               ----         ----
Raw Materials........................       $ 21,214     $ 17,584
Work in Process......................          5,002        5,201
Finished Goods.......................         34,214       25,982
LIFO Reserve.........................        (11,546)     (11,012)
                                             -------      -------
Total Inventory......................       $ 48,884     $ 37,755
                                            ========     ========



Note 3:  Property, Plant and Equipment
- --------------------------------------

Property, plant and equipment at cost consists of the following:

(In thousands)                                July 1,   December 31,
                                               1995         1994
                                               ----         ----
Land and Buildings...................       $ 28,532     $ 28,210
Machinery and Equipment..............         90,926       88,169
                                             -------      -------
                                             119,458      116,379
Allowance for Depreciation...........         78,229       74,483
                                             -------      -------
                                            $ 41,229     $ 41,896
                                            ========     ========



Note 4:  Tax Rates
- ------------------

The effective tax rate on income before income taxes in 1995 and 1994 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.



Note 5:  Short-Term Borrowings
- ------------------------------

On May 12, 1995, the Company repaid $8.5 million of short-term borrowings on a line of credit, bearing interest at LIBOR plus 1.5 percent, that would have been due November 27, 1995.



Note 6:  Shareowners' Equity
- ----------------------------

During the first quarter, the Company issued 20,000 common shares valued at $640,000 under the 1988 Executive Stock Purchase Plan.

The Company had 6,239,602 shares of common stock (10,000,000 shares authorized, $.10 par value) outstanding as of July 1, 1995.



Item 2.  Management's Discussion And Analysis Of Financial Condition
- ---------------------------------------------------------------------
And Results Of Operations
- -------------------------



Operations
- ----------

Net sales for the second quarter of 1995 were $76.4 million, an increase of 18 percent from 1994 second quarter net sales of $64.8 million. Year to date 1995 net sales were $136.2 million, an increase of 18 percent from year to date 1994 net sales of $115.1 million. The increase in net sales was due to both the inclusion of Oil Dynamics, Inc. on a fully consolidated basis for 1995 and due to increases in unit volume. Previously, Oil Dynamics, Inc. was a fifty percent owned equity investee.

Net income for the second quarter of 1995 was $4.5 million, or $.69 per share, a decrease of 20 percent compared to the second quarter of 1994 net income of $5.7 million, or $.87 per share. Year to date 1995 net income was $6.2 million, or $.94 per share, a decrease of 31 percent compared to year to date 1994 net income of $8.9 million, or $1.35 per share. The decrease in net income was principally due to an increase in cost of sales as a percent of net sales and foreign currency transaction losses in both the second quarter and year to date 1995 compared to the same periods in 1994.

Cost of sales as a percent of net sales for the second quarter of 1995 was 77.0 percent compared to 73.3 percent for the same period in 1994. Cost of sales as a percent of net sales for the first half of 1995 was
77.3 percent compared to 74.1 percent for the same period in 1994. Cost of sales as a percent of net sales increased in the second quarter of 1995 due to a 3.0 percent increase in fixed manufacturing expenses as a percent of net sales. Cost of sales as a percent of net sales increased for the first half of 1995 due to a 3.3 percent increase in fixed manufacturing expenses as a percent of net sales. The increase in fixed manufacturing expenses as a percent of net sales was due to the inclusion of Oil Dynamics, Inc. and increases in planned expenses in support of international operations.

Selling and administrative expenses in the second quarter of 1995 were $10.0 million compared to $8.5 million for the same period in 1994. Selling and administrative expenses for the first half of 1995 were $20.4 million compared to $16.2 million for the same period in 1994. The increase was due to the inclusion of Oil Dynamics, Inc. on a fully consolidated basis and due to investments in systems and people in support of international operations.

Included in other expense (income) was $336,000 of interest income and $271,000 of foreign currency transaction losses for the second quarter of 1995 compared to $376,000 of interest income and $140,000 of foreign currency transaction gains for the same period a year ago. Included in other expense (income) was $877,000 of interest income and $454,000 of foreign currency transaction losses for the first half of 1995 compared to $684,000 of interest income and $119,000 of foreign currency transaction gains for the same period a year ago. The increase in foreign currency transaction losses was due to the fluctuation of the Italian Lira against the German Mark and the fluctuation of the U.S. Dollar against the Australian Dollar and the German Mark. Interest income was attributable to amounts invested principally in short-term U.S. treasury bills and notes.

Equity in the earnings of affiliates was $0 for the second quarter and first half of 1995 compared to $202,000 and $670,000 for the same periods a year ago. The results of operations of previously 50 percent owned joint venture, Oil Dynamics, Inc., were incorporated on a fully consolidated basis for the second quarter and first half of 1995.



Capital Resources and Liquidity
- -------------------------------

Cash at the end of the second quarter of 1995 was $17.7 million compared to $38.9 million at the end of 1994. Accounts receivable increased $10.1 million and inventories increased $11.1 million from 1994. Accounts receivable increased due to increased sales in June as the result of a sales promotion. Inventories increased primarily due to a decrease in North American submersible motor shipments compared to plan as the industry continued to use accumulated inventory. Working capital increased $7.4 million and the current ratio of the Company was 2.1 at the end of the second quarter of 1995 and 1.8 at the end of 1994.

During the first half of 1995, the Company borrowed an additional $3.1 million on a short-term basis to finance current working capital requirements. During the second quarter, the Company repaid $8.5 million of short-term borrowings on a line of credit (see Note 5).



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

The results were:

Nominee for Director            For      Withhold Authority
- -------------------             ---      ------------------

William H. Lawson            5,703,058        10,550
Donald J. Schneider          5,702,904        10,704

                                For      Against   Abstain
                                ---      -------   -------
Ratification of
  Deloitte & Touche LLP      5,680,887    7,670     25,051

Total broker non-votes were 360,634 shares. Total shares represented at the Annual Meeting in person or by proxy were 5,713,608 shares of a total of 6,221,522 shares outstanding. This represented 92 percent of Company common stock and constituted a quorum.



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

   (a)  Exhibits

        (11)  Computations of Earnings per Share

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed for the second quarter ended July 1, 1995.



                              SIGNATURES
                              ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant



Date       July 26               By      William H. Lawson
     ---------------------          --------------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer



Date       July 26               By        D. W. Pfister
     ---------------------          --------------------------------
                                    D. W. Pfister, Chief Financial
                                    Officer (Principal Financial
                                    and Accounting Officer)



                            Exhibit Index



(11)  Computation of Earnings per Share



EXHIBIT 11



                      FRANKLIN ELECTRIC CO., INC.

    COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE



(In thousands, except per share amounts)

                                Second Qtr Ended    First Half Ended
                                ----------------    ----------------
                                July 1,   July 2,   July 1,   July 2,
                                 1995      1994      1995      1994
                                 ----      ----      ----      ----

Net income available to
  common shares and common
  share equivalents........... $ 4,542   $ 5,650   $ 6,186   $ 8,758
                               =======   =======   =======   =======

Common shares outstanding
  beginning of period.........   6,222     6,143     6,199     6,231

Weighted average of common
  shares issued during
  the period..................       9        24        23        28

Weighted average of common
  shares purchased during
  the period..................     -         -         -         (95)

Dilutive effect of options
  outstanding during
  the period..................     367       327       372       342
                                 -----     -----     -----     -----

Weighted average of common
  shares outstanding during
  the period..................   6,598     6,494     6,594     6,506
                                 =====     =====     =====     =====

Net income per weighted
  average common share........    $.69      $.87      $.94     $1.35
                                  ====      ====      ====     =====