Form 10-Q
period 1995-09-30
FRANKLIN ELECTRIC CO INC
filed 1995-11-14
CIK 38725

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              ---------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995

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

      YES   X                                      NO
          -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
    Class of Common Stock                    November 6, 1995
    ---------------------                    ----------------
      $.10 par value                         6,252,002 shares



                     FRANKLIN ELECTRIC CO., INC.

                              Index



PART I.     FINANCIAL INFORMATION
---------------------------------
   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of September 30, 1995 (Unaudited)
            and December 31, 1994

            Condensed Consolidated Statements of
            Income for the Third Quarter and
            Three Quarters ended September 30, 1995
            and October 1, 1994 (Unaudited)

            Condensed Consolidated Statements of
            Cash Flows for the Three Quarters ended
            September 30, 1995 and October 1, 1994
            (Unaudited)

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations



PART II.    OTHER INFORMATION
-----------------------------
   Item 6.  Exhibits and Reports on Form 8-K



Signatures
----------



                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------
                     FRANKLIN ELECTRIC CO., INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                            September 30, December 31,
                                               1995         1994
                                           (Unaudited)   (Audited)
                                           -----------   ---------
ASSETS
Current assets:
  Cash and equivalents....................  $ 27,684      $ 38,890
  Receivables (less allowances of
    $1,395 and $1,271, respectively)......    21,100        21,864
  Inventories (Note 2)....................    47,957        37,755
  Other current assets (including
    deferred income taxes of $8,673
    and $6,287, respectively).............     9,915         7,669
                                             -------       -------
    Total current assets..................   106,656       106,178
Property, plant and equipment,
  at cost (Note 3)........................    41,400        41,896
Deferred and other assets.................     2,622         3,507
                                             -------       -------
Total assets..............................  $150,678      $151,581
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings (Note 5)..........  $  9,800      $ 15,200
  Accounts payable........................     9,471        12,296
  Accrued expenses........................    27,413        27,372
  Income taxes............................       459         2,890
                                             -------       -------
    Total current liabilities.............    47,143        57,758
Long-term debt............................    20,000        20,000
Other long-term liabilities...............     7,891         8,096
Deferred income taxes.....................       850           862

Shareowners' equity:
  Common stock (Note 6)...................       624           620
  Additional capital......................     5,577         4,667
  Retained earnings.......................    71,973        64,231
  Stock subscriptions.....................    (1,512)       (2,112)
  Cumulative translation adjustments......       532            59
  Loan to ESOP Trust......................    (2,400)       (2,600)
                                             -------       -------
    Total shareowners' equity.............    74,794        64,865
                                             -------       -------

Total liabilities and shareowners' equity.  $150,678      $151,581
                                            ========      ========

See Notes to Condensed Consolidated Financial Statements.



FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                    Third Qtr Ended  Three Qtrs Ended
                                    ---------------  ----------------
(In thousands, except per share amounts) Sept 30, Oct 1,   Sept 30,
Oct 1,
                                          1995    1994      1995
1994
                                          ----    ----      ----
----

Net sales                               $66,188 $60,013  $202,418
$175,135

Costs and expenses:
  Cost of sales.......................   51,234  44,945   156,595
130,277
  Selling and administrative expenses.    9,871   7,740    30,277
23,951
  Interest expense....................      526     365     1,697
1,545
  Other income, net...................     (500)   (573)   (1,216)
(1,582)
                                         ------  ------   -------  --
-----
                                         61,131  52,477   187,353
154,191

Equity in earnings of affiliate.......      -      (138)       -
532
                                         ------  ------   -------- --
-----

Income before income taxes............    5,057   7,398    15,065
21,476

Income taxes..........................    1,756   2,849     5,578
8,016
                                         ------  ------   -------  --
-----

Net income............................    3,301   4,549     9,487
13,460

Dividends on preferred stock..........      -       -         -
153
                                         ------  ------   -------  --
-----

Net income available to common shares
  and common share equivalents........  $ 3,301 $ 4,549  $  9,487 $
13,307
                                        ======= =======  ========
========

Per share data:
  Weighted average common shares......    6,590   6,557     6,596
6,523
                                          =====   =====     =====
=====
  Net income available to
    common shares.....................  $   .50 $   .69  $   1.44 $
2.04
                                        ======= =======  ========
========

Dividends per common share............  $   .10 $   .08  $    .28 $
 .21
Dividends per preferred share.........  $   -   $   -    $    -   $
2.63


See Notes to Condensed Consolidated Financial Statements.



                     FRANKLIN ELECTRIC CO., INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

(In thousands)                                  Three Qtrs Ended
                                                ----------------
                                              Sept 30,       Oct 1,
                                               1995          1994
                                               ----          ----
Cash flows from operating activities:
Net income................................  $  9,487      $ 13,460
Adjustments to reconcile net income to net
  cash flows from operating activities:
  Depreciation and amortization...........     7,000         5,275
  Equity in earnings of affiliate.........       -            (532)
  Deferred income taxes...................       (12)          -
  Gain on disposals of
    plant and equipment...................       (33)         (249)
  Changes in assets and liabilities:
  Receivables.............................     1,097         1,187
  Inventories.............................    (9,970)       (3,210)
  Other current assets....................    (2,217)         (114)
  Accounts payable and other
    current liabilities...................    (5,584)        4,820
  Other long-term liabilities.............      (205)          789
                                             -------       -------
    Net cash flows from
      operating activities................      (437)       21,426
                                             -------       -------

Cash flows from investing activities:
  Additions to plant and equipment........    (4,399)       (3,708)
  Proceeds from sale of
    plant and equipment...................        31           293
  Additions to deferred assets............      (636)          -
                                             -------       -------
    Net cash flows from
      investing activities................    (5,004)       (3,415)
                                             -------       -------

Cash flows from financing activities:
  Repayment of short-term borrowings......    (8,500)          (69)
  Proceeds from short-term borrowings.....     3,100           -
  Repayment of long-term debt.............       -         (10,084)
  Redemption of preferred stock...........       -          (5,818)
  Proceeds from issuance of common stock..       249           109
  Proceeds from stock subscriptions.......       866           -
  Purchases of common stock...............       -          (3,757)
  Repayment of loan to ESOP Trust.........       200           200
  Dividends (preferred and common
    stock) paid...........................    (1,745)       (1,424)
                                             -------       -------
    Net cash flows from
      financing activities................    (5,830)      (20,843)
                                             -------       -------

Effect of exchange rate changes on cash...        65          (298)
                                             -------       -------
Net decrease in cash and equivalents......   (11,206)       (3,130)
Cash and equivalents at
  beginning of period.....................    38,890        39,087
                                             -------       -------
Cash and equivalents at
  end of period...........................  $ 27,684      $ 35,957
                                            ========      ========

See Notes to Condensed Consolidated Financial Statements.



                     FRANKLIN ELECTRIC CO., INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)



Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and three quarters ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 31, 1994.



Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                             September 30, December 31,
                                               1995         1994
                                               ----         ----
Raw Materials........................       $ 19,095     $ 17,584
Work in Process......................          5,476        5,201
Finished Goods.......................         35,507       25,982
LIFO Reserve.........................        (12,121)     (11,012)
                                             -------      -------
Total Inventory......................       $ 47,957     $ 37,755
                                            ========     ========



Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment at cost consists of the following:

(In thousands)                             September 30, December 31,
                                               1995         1994
                                               ----         ----
Land and Buildings...................       $ 28,754     $ 28,210
Machinery and Equipment..............         91,190       88,169
                                             -------      -------
                                             119,944      116,379
Allowance for Depreciation...........         78,544       74,483
                                             -------      -------
                                            $ 41,400     $ 41,896
                                            ========     ========



Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 1995 and 1994 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.



Note 5:  Short-Term Borrowings
------------------------------

During the first quarter of 1995, the Company borrowed an additional $3.1 million on a short-term basis to finance current working capital requirements.

On May 12, 1995, the Company repaid $8.5 million of short-term borrowings on a line of credit, bearing interest at LIBOR plus 1.5 percent, that would have been due November 27, 1995.



Note 6:  Shareowners' Equity
----------------------------

During the first quarter of 1995, the Company issued 20,000 common shares valued at $640,000 under the 1988 Executive Stock Purchase
Plan.

The Company had 6,242,002 shares of common stock (10,000,000 shares authorized, $.10 par value) outstanding as of September 30, 1995.



Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
---------------------------------------------------------------------
-------------------------


Operations
----------

Net sales for the third quarter of 1995 were $66.2 million, a 10 percent increase over 1994 third quarter net sales of $60.0 million. Year to date 1995 net sales were $202.4 million, a 16 percent increase over comparable period 1994 net sales of $175.1 million.
The increase in net sales was due to both the inclusion of Oil Dynamics, Inc. ("ODI") on a fully consolidated basis for 1995 and increases in unit volume. Previously, Oil Dynamics, Inc. was a fifty percent owned equity investee accounted for as an unconsolidated affiliate.

Net income for the third quarter of 1995 was $3.3 million, or $.50 per share, compared to net income of $4.5 million, or $.69 per share for the same period in 1994. Year to date 1995 net income was $9.5 million, or $1.44 per share, compared to 1994 net income of $13.5 million, or $2.04 per share. The decrease in net income for both the quarter and year to date periods was principally due to an increase in cost of sales as a percent of net sales primarily at ODI and the Company's German subsidiary and foreign currency transaction losses.

Cost of sales as a percent of net sales for the third quarter of 1995 was 77.4 percent compared to 74.9 percent for the same period in 1994. On a year to date basis, cost of sales as a percent of net sales for 1995 was 77.4 percent compared to 74.4 percent for the corresponding 1994 period. The increase in both the quarter and year to date periods was principally due to increases in fixed manufacturing expenses as a percent of net sales due to the inclusion of Oil Dynamics, Inc. and increases in planned expenses in support of international operations.

Selling and administrative expenses in the third quarter of 1995 were $9.9 million compared to $7.7 million for the same period in 1994.
On a year to date basis, 1995 selling and administrative expenses were $30.3 million compared to $24.0 million for the prior year period. The increase was principally due to the inclusion of Oil Dynamics, Inc. on a fully consolidated basis and due to investments in systems and people in support of international operations.

Included in other income for the third quarter was $472,000 of interest income and $88,000 of foreign currency transaction losses for 1995 compared to $426,000 of interest income and $80,000 of foreign currency transaction gains for the same period a year ago. Other income for the year to date period included $1.3 million of interest income and $542,000 of foreign currency losses for 1995 compared to $1.1 million of interest income and $199,000 of foreign currency transaction gains for the same period a year ago. The increase in foreign currency transaction losses was primarily due to the fluctuation of the Italian Lira against the German Mark and the fluctuation of the U.S. Dollar against the Australian and Mexican currencies. Interest income was attributable to amounts invested principally in short-term U.S. treasury bills and notes.

Equity in the previously unconsolidated earnings of ODI was a loss of $138,000 in the 1994 third quarter and income of $532,000 for the 1994 year to date period.



Capital Resources and Liquidity
-------------------------------

Cash flow from operations for the 1995 year to date period decreased $21 million from the comparable 1994 period due primarily to increases in inventory, reductions in current liabilities and lower net earnings.

Inventories increased principally due to a decrease in North American submersible motor shipments compared to plan as the industry continued to consume accumulated inventory. Cash at the end of the third quarter of 1995 was $27.7 million compared to $38.9 million at the end of 1994. Working capital increased $11.1 million and the current ratio of the Company was 2.3 at the end of the third quarter of 1995 and 1.8 at the end of 1994.

During the first quarter of 1995, the Company borrowed an additional $3.1 million on a short-term basis to finance current working capital requirements. During the second quarter of 1995, the Company repaid $8.5 million of short-term borrowings on a line of credit.



                      PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)  Exhibits

        (11)  Computation of Earnings per Share

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed for the third quarter ended September 30, 1995.



                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant



Date   November 13, 1995         By      WILLIAM H. LAWSON
     ---------------------          --------------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer



Date   November 13, 1995         By      JESS B. FORD
     ---------------------          --------------------------------
                                    Jess B. Ford, Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



                            Exhibit Index



(11)  Computation of Earnings per Share



                                                          EXHIBIT 11



                     FRANKLIN ELECTRIC CO., INC.

    COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE



(In thousands, except per share amounts)

                                 Third Qtr Ended    Three Qtrs Ended
                                 ---------------    ----------------
                                Sept 30,   Oct 1,   Sept 30,   Oct 1,
                                 1995      1994      1995      1994
                                 ----      ----      ----      ----

Net income available to
  common shares and common
  share equivalents........... $ 3,301   $ 4,549   $ 9,487   $13,307
                               =======   =======   =======   =======

Common shares outstanding
  beginning of period.........   6,240     6,195     6,199     6,231

Weighted average of common
  shares issued during
  the period..................       1         2        29        44

Weighted average of common
  shares purchased during
  the period..................     -         -         -        (100)

Dilutive effect of options
  outstanding during
  the period..................     349       360       368       348
                                 -----     -----     -----     -----

Weighted average of common
  shares outstanding during
  the period..................   6,590     6,557     6,596     6,523
                                 =====     =====     =====     =====

Net income per weighted
  average common share........    $.50      $.69     $1.44     $2.04
                                  ====      ====     =====     =====