Form 10-K
period 1995-12-30
FRANKLIN ELECTRIC CO INC
filed 1996-03-06
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-K
                       ____________________

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 30, 1995

                                OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

                   Commission file number 0-362

                     FRANKLIN ELECTRIC CO., INC.
      (Exact name of registrant as specified in its charter)

       Indiana                                        35-0827455
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification No.)

     400 East Spring Street                           46714-3798
       Bluffton, Indiana                              (Zip Code)
(Address of principal executive offices)

                         (219) 824-2900
      (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:
       None                                      None
(Title of each class)     (Name of each exchange on which registered)

   Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $.10 par value
                       (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES   X                             NO
               -----                              ----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 23, 1996 was $197,763,668. The stock price used in the computation was the closing price on that date.

	Number of shares of common stock outstanding at February 23, 1996:

                          6,288,999 shares
                           ----------------



                    DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareowners to be held
April 12, 1996 (Part III).

The exhibits filed with this Form 10-K are listed in the exhibit index located on pages xx-xx.



                             TABLE OF CONTENTS


Part I

     Item 1.   Business
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of
               Security Holders

Part II

     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters
     Item 6.   Selected Financial Data
     Item 7.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations
     Item 8.   Financial Statements and Supplementary Data
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

     Item 10.  Directors and Executive Officers
               of the Registrant
     Item 11.  Executive Compensation
     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management
     Item 13.  Certain Relationships and Related
               Transactions

Part IV

     Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K

Signatures

Exhibit Index



                                  PART I
                                  ------



ITEM 1.  BUSINESS
-----------------

Franklin Electric Co., Inc. is an Indiana corporation founded in 1944 and incorporated in 1946, and together with its subsidiaries (hereinafter referred to as the "Company" unless the context requires otherwise), conducts business in a single business segment: the design, manufacture and distribution of electric motors, electronic controls and related equipment.



Products and Markets Served
---------------------------

The Company manufactures and distributes electric motors, electronic controls and related equipment. These motors are sold principally by a single company sales force in the United States, Canada, Europe, Australia, South Africa, Mexico and other world markets.

The market for electric motors is highly competitive and includes both large and small suppliers. The Company's motor sales are to original equipment manufacturers of pumps, petroleum pumping equipment, compressors, fans, heating and air conditioning equipment, swimming pool equipment, medical furniture and business machines. Motors are also sold in the replacement market through independent distributors and repair shops.

Goulds Pumps, Inc. accounted for 12.9 percent, 14.1 percent and 17.5 percent of consolidated sales in 1995, 1994 and 1993, respectively.

The Company offers normal and customary trade terms to its customers, no significant part of which is of an extended nature. Special inventory requirements are not necessary, and customer merchandise return rights do not extend beyond normal warranty provisions.

The principal raw materials used in the manufacture of the Company's products are copper wire, steel in coils and bars, and aluminum ingot. Major components are capacitors, motor protectors, forgings, grey iron castings and bearings. Most materials are available from many sources in the United States and in many world markets. In the opinion of the Company, no single source of supply is critical to the Company's business. Availability of fuel and energy is adequate to satisfy current and projected overall operations unless interrupted by government direction or allocation.

The Company employed 2,633 persons at the end of 1995.



Financial Information by Geographic Area
----------------------------------------

Financial information by geographic area is included within this 10-K at pages xx-xx.



Research and Development
------------------------

The Company spent approximately $4.7 million in 1995, $4.2 million in 1994 and $4.0 million in 1993 on activities related to the development of new products, on improvements of existing products and manufacturing methods, and on other applied research and development.

In 1995, two lines of submersible wet winding motors, a new permanent split capacitor submersible motor design and several products with variable speed drives and motors were developed. Research continued on new materials and processes which is expected to result in more cost effective construction of the Company's high volume products.

The Company owns a number of patents. In aggregate, these patents are of material importance in the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.



Backlog
-------

The dollar amount of backlog at the end of 1995 and 1994 was as follows:

                                            (In thousands)
                                                End of
                                        --------------------
                                        1995             1994
                                        ----             ----

     Backlog.......................   $22,331          $27,619

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, some of which are specifically designed for the customer, but most of which are standard catalog items. Both add-ons and cancellations of catalog items are made without charge to the customer, but charges are generally made on any cancellation of a specifically designed product. All backlog orders are expected to be filled in fiscal 1996.

The Company's sales and earnings are not substantially seasonal in nature. There is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.



Environmental Matters
---------------------

Compliance with federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, is not expected to have any material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

ITEM 2.  PROPERTIES
-------------------

The Company maintains its principal executive offices in Bluffton, Indiana; manufacturing plants are located in the United States and abroad. Location and approximate square footage for the Company's principal facilities are described below. All principal properties are owned or held under operating lease.

The Company's principal properties are as follows:

                                           Acres        Approximate
     Location                             of Land       Square Feet
     --------                             -------       -----------
Bluffton, Indiana                          35.8           405,660
Siloam Springs, Arkansas                   32.6           240,400
Wilburton, Oklahoma                        40.0           321,350
Tulsa, Oklahoma                            10.3           154,193
Jonesboro, Indiana (1)                      -              34,570
Wittlich, Rhineland, Germany                6.8            76,365
Thirteen facilities with less
  than 30,000 square feet each (2)          5.3           157,338
                                          -----         ---------

Total                                     130.8         1,389,876
                                          =====         =========

In the Company's opinion, all plants are modern, nearly all built for their present use and in good condition.

(1)  Leased facility, which expires on April 30, 1998.

(2) Eleven of the facilities are leased with approximately 114,000 square feet.



ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is defending various claims and legal actions, including environmental matters, which have arisen in the ordinary course of business. The Company has attempted, where possible, to assess the likelihood of an unfavorable outcome to the Company as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and costs are accrued when an unfavorable outcome is determined to be probable and a reasonable estimate can be made.

In the opinion of management of the Company, adequate provision has been made for any awards or assessments to be incurred in connection with such matters, and ultimate resolution will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.



EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The names, ages and all positions and offices held by the executive officers of the Company are:

                                                             In this
     Name            Age        Positions and Offices    office since
     ----            ---        ---------------------    ------------

William H. Lawson     59     Chairman of the Board and        1985
                             Chief Executive Officer
John B. Lindsay (1)   53     President                        1995
Jess B. Ford (2)      44     Vice President and
                             Chief Financial Officer          1995
William J. Foreman(3) 59     Vice President                   1995
Kirk M. Nevins(4)     52     Vice President, Sales            1995

The term of office of each officer is one year and until his successor shall have been elected and qualified at the meeting of the Board of Directors following the Annual Meeting of Stockholders.

(1) In 1995, Mr. Lindsay was elected President of the Company. Mr. Lindsay served as Vice President from 1986 until 1993 and as Executive Vice President from 1993 until 1995.

(2) Prior to joining the Company in October 1995, Mr. Ford was employed by Tokheim Corporation (a manufacturer of petroleum dispensing marketing systems) from 1992 until 1995 as Vice President-Finance, Secretary and Chief Financial Officer and prior to 1992 as Vice President-Corporate Finance and Corporate Controller.

(3) For the five-year period preceding July 1995, Mr. Foreman was Plant Manager for certain divisions of the Company.

(4)  For the five-year period preceding July 1995, Mr. Nevins was
North American Sales Manager of the Company.



                                 PART II
                                 -------



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

The number of stockholders of record as of February 23, 1996 was 1,261. The Company's stock is traded on NASDAQ National Market:
Symbol FELE.

Dividends paid and the price range per common share as quoted in THE WALL STREET JOURNAL for 1995 and 1994 were as follows:

              DIVIDENDS PER SHARE          PRICE PER SHARE
                  1995  1994          1995                1994
                  ----  ----          ----                ----
                                 Low       High      Low       High
                                 ---       ----      ---       ----
1st Quarter...   $.08  $.05      $31     - $34 1/2  $31 1/2 - $36 1/2
2nd Quarter...   $.10  $.08      $30     - $34 1/2  $24 1/2 - $33 1/2
3rd Quarter...   $.10  $.08      $29 1/2 - $32 1/2  $26 1/2 - $33 3/4
4th Quarter...   $.10  $.08      $28 1/4 - $33 1/4  $30 1/2 - $35






ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


FIVE YEAR FINANCIAL SUMMARY
---------------------------------------------------------------------
---------------------
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
(In thousands, except per share amounts)
                                              1995      1994
1993      1992      1991
                                                        <F3>

---------------------------------------------------------------------
---------------------
Operations:

  Net Sales.............................  $276,440  $241,440
$206,406  $198,618  $184,062
  Gross Profit..........................    65,371    63,134
53,131    50,260    44,889
  Income before extraordinary credit

    and change in accounting principle..    15,502    18,709
16,103    13,655    12,965
  Interest Expense......................     2,128     2,172
2,949     2,595     1,628
  Income Taxes <F1>.....................     8,777    11,504
5,796     8,882     7,273
  Net Income............................    15,502    18,709
17,096    13,811    13,100
  Net Income Available to Common Shares.    15,502    18,556
16,485    12,218    10,188
  Depreciation and Amortization.........     8,890     6,961
6,185     4,525     4,201
  Capital Expenditures..................     6,111     7,612
6,359     5,833     4,319
Balance Sheet:

  Working Capital.......................    67,150    49,187
43,844    26,319    28,716
  Property, Plant and Equipment, Net....    41,670    41,896
25,591    24,003    23,350
  Total Assets..........................   153,357   151,581
122,703    99,868   101,703
  Long-term Debt........................    20,171    20,000
30,016    22,819    15,540
  Shareowners' Equity...................   $80,557   $64,865
$50,127   $39,667   $28,679
Other Data:

  % Net Income to Sales.................      5.6%      7.8%
8.3%      7.0%      7.1%
  % Net Income to Total Assets..........     10.1%     12.3%
13.9%     13.8%     12.9%
  Current Ratio.........................      2.6       1.9       2.2
      1.9       2.0
Per Share:

  Market Price Range

  High..................................    $34.50    $36.50
$37.25    $25.00    $18.50
  Low...................................     28.25     24.50
22.00     17.50      9.25
  Income before extraordinary credit

    and change in accounting principle..      2.35      2.84
2.37      1.85      1.57
  Net Income per Weighted

  Average Common Shares <F2>............      2.35      2.84
2.52      1.88      1.59
  Book Value............................     12.21      9.92
7.65      5.20      3.57
  Cash Dividends on Common Stock........     $0.38     $0.29
$0.15       -         -

<F1>  Includes credit for cumulative effect of change in accounting principle-SFAS No. 109
"Accounting for Income Taxes" of $993 in 1993; extraordinary credit for tax benefit of loss carryforward of $156 in 1992 and $135 in 1991.

<F2>  Fully diluted earnings per share for each year presented was as follows:  1995; $2.34, 1994; $2.83, 1993; $2.50, 1992; $1.88, 1991;
$1.58.

<F3>  Includes only one month of results of operations of Oil
Dynamics, Inc., but total
assets and liabilities of Oil Dynamics, Inc. at December 31, 1994.
If the effect of
including Oil Dynamics, Inc. on a fully consolidated basis beginning November 29, 1994 was excluded, net income as a percent of total assets would have been
14.7 percent and the
current ratio would have been 2.3. Previously, the Company maintained an investment in affiliate account approximately equal to 50 percent of the net assets of Oil Dynamics,
Inc.





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------



RESULTS OF OPERATIONS
---------------------

Net sales for 1995 were $276.4 million, a 14 percent increase over 1994. This increase was principally due to the inclusion of Oil Dynamics, Inc. ("ODI") on a fully consolidated basis for 1995 and, to a lesser degree, increases in selling prices and unit volume. Net sales were $241.4 million in 1994, up 17 percent from 1993 net sales of $206.4 million. The increase in 1994 was predominantly due to increased unit volume in the North American motor markets.

Net income for 1995 was $15.5 million, or $2.35 per share, compared to 1994 net income of $18.7 million, or $2.84 per share. This decrease was principally due to an increase in cost of sales as a percent of net sales primarily attributable to ODI and the Company's German subsidiary, a decrease in North American residential submersible motor unit shipment volume, and foreign currency transaction losses. Net income for 1993 was $17.1 million, or $2.52 per share. Included in 1993 earnings was an approximate $1.0 million increase resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Cost of sales as a percent of net sales for 1995, 1994 and 1993 was 76.4%, 73.9% and 74.3%, respectively. The 1995 increase was due to increases in fixed manufacturing expenses as a percent of net sales resulting from the full year inclusion of ODI on a consolidated basis which was impacted by a decline in unit volume contributing to lower overhead absorption, as well as increases in expenses supporting the
Company's international operations.    The 1994 decrease was due to a
0.9 percent decrease in fixed manufacturing expenses as a percent of net sales resulting from an increase in sales over the prior year which was partially offset by a 0.5 percent increase in variable expenses, principally the cost of key raw materials.

Selling and administrative expenses in 1995 were $40.7 million compared to $33.3 million in 1994. The increase was primarily due to the full year inclusion of ODI on a consolidated basis and due to investments in systems and personnel in support of the Company's international operations. Selling and administrative expenses were $31.0 million in 1993. The 1994 increase was primarily due to higher marketing and selling expenses in support of increased sales volume.

Included in other income, net for 1995, 1994 and 1993 was interest income of $1.9 million, $1.7 million and $0.8 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury bills and notes. The 1994 increase was due to higher average invested balances and higher interest rates. Also included in other income, net, for 1993 was $0.7 million of expense resulting from the donation of the Company's Jacksonville, Arkansas, facility to the city. Interest expense for 1995, 1994 and 1993 was $2.1 million, $2.2 million and $2.9 million, respectively. The 1994 decrease was due to lower average debt levels and interest rates during the period.

Foreign currency based transactions produced a $0.7 million loss in 1995, a $0.4 million gain in 1994 and a $0.7 million loss in 1993. The foreign currency transaction loss in 1995 was primarily due to the movement of the Italian lira relative to the German mark and the movement of the U.S. dollar relative to the Australian dollar and Mexican peso. The currency transaction gain in 1994 was primarily due to the movement of the U.S. dollar relative to the German mark and the Australian dollar. The currency transaction loss in 1993 was primarily due to the movement of the U.S. dollar relative to the German mark and the South African rand.

The provision for income taxes in 1995, 1994 and 1993 was $8.8 million, $11.5 million and $6.8 million, respectively. The effective tax rate for each year differs from the United States statutory rate of 35 percent principally due to the effects of state and foreign income taxes. The effective tax rate for 1993 was also impacted by the tax benefit resulting from the donation of the Jacksonville, Arkansas, facility to the city.

Equity in the earnings of affiliate was $0.2 million in 1994 and $4.4 million in 1993. Previously a 50 percent owned joint venture, ODI became a 97 percent owned, fully consolidated subsidiary effective November 29, 1994, with the payment by ODI of a cash dividend to the Company's investment partner and a stock dividend to the Company.
ODI changed its year end in 1994 to conform to the Company's year end. The change did not materially affect the Company's results of operations. The decrease in affiliate earnings in 1994 was due to a substantial decline in sales within Russia by ODI. In 1993, ODI had exceptionally strong shipments to Russia.

Inflation has not had a significant effect on the Company's operations or financial condition.



CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $15.5 million, $28.3 million and $25.0 million in 1995, 1994 and 1993, respectively. The 1995 decrease was due primarily to the decrease in net income, the increase in inventories and the decrease in accrued expenses. The increase in cash flows provided by operating activities in 1994 was primarily due to the increase in net income, the decrease in inventories and increases in both accounts payable and accrued expenses.

Net cash flows used in investing activities of $6.6 million, $6.3 million and $6.1 million in 1995, 1994 and 1993, respectively, primarily consisted of additions to plant and equipment.

Net cash flows used in financing activities were $15.5 million and $21.3 million in 1995 and 1994, respectively. Net cash flows provided from financing activities were $3.4 million in 1993. The Company borrowed $3.5 million on a short-term basis to finance current working capital requirements in 1995, of which $3.1 million was repaid by year end. The Company also repaid $15.2 million of short-term borrowings originating in 1994. During 1994, the Company paid off a $10.0 million note to the estate of Edward J. Schaefer, redeemed all outstanding shares of Class C preferred stock for $5.8 million and purchased 109,979 shares of common stock for $3.8 million. Of the 109,979 shares repurchased, 17,310 shares were issued to Company-sponsored benefit plans to satisfy the Company's obligation to these plans and the remaining shares were retired. In 1993, using the proceeds of a $20.0 million, 6.31 percent loan, the Company paid off $15.5 million of long-term debt, bearing interest at
9.2 percent and the balance of the proceeds was used for working capital requirements.

Cash and cash equivalents at the end of 1995 were $32.1 million compared to $38.9 million at the end of 1994. Working capital increased $18.0 million in 1995 and the current ratio of the Company was 2.6 and 1.9 at the end of 1995 and 1994, respectively.

Principal payments on the Company's $20 million of unsecured long-term debt begin in 1998 and continue until 2008 when a balloon payment of $10.0 million will fully retire the debt. In January 1996, the Company entered into an unsecured, five-year $40 million revolving credit agreement (the "Agreement"). The Agreement provides for various borrowing rate options and includes a facility fee on the committed amount. Both of the Company's loan agreements contain certain financial covenants relative to working capital, borrowings, fixed charge coverage and investments, among other things. The Company was in compliance with all debt covenants in 1995 and 1994.

At December 30, 1995, the Company had $2.2 million of commitments for the purchase of machinery and equipment. During 1996, the Company intends to seek an acquisition candidate that is both compatible with and can leverage growth off of existing businesses.

Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet current and future commitments.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
---------------------------------------------------------------------
                                            1995      1994      1993
(In thousands, except per share amounts)
---------------------------------------------------------------------
Net sales.............................  $276,440  $241,440  $206,406
Cost of sales (including research
  and development expenses of
  $4,742, $4,244 and $3,976,
  respectively).......................   211,069   178,306   153,275
                                         -------   -------   --------
Gross profit..........................    65,371    63,134    53,131
Selling and administrative expenses...    40,688    33,313    31,029
                                         -------   -------   -------
Operating income......................    24,683    29,821    22,102
Interest expense......................    (2,128)   (2,172)   (2,949)
Other income, net.....................     2,441     1,955        70
Foreign exchange gain (loss)..........      (717)      392      (682)
Equity in earnings of affiliate.......       -         217     4,351
                                         -------   -------   -------
Income before income taxes and
  change in accounting principle......    24,279    30,213    22,892
Income taxes (Note 5).................     8,777    11,504     6,789
                                         -------   -------   -------
Income before change
  in accounting principle.............    15,502    18,709    16,103
Cumulative effect of change in
  accounting principle (Note 5).......       -         -         993
                                         -------   -------   -------
Net income............................    15,502    18,709    17,096
Dividends on preferred stock..........       -         153       611
                                         -------   -------   -------
Net income available to common shares.  $ 15,502  $ 18,556  $ 16,485
                                        ========  ========  ========

Per share data:

Weighted average common shares........     6,598     6,537     6,552
                                         =======   =======   =======
Income before change in
  accounting principle................  $   2.35  $   2.84  $   2.37
Change in accounting principle........       -         -         .15
                                         -------   -------   -------
Net income available to common shares.  $   2.35  $   2.84  $   2.52
                                        ========  ========  ========

Dividends per common share............  $    .38  $    .29  $    .15
Dividends per preferred share
  Class C.............................  $    -    $   2.63  $  10.50



See Notes to Consolidated Financial Statements.





CONSOLIDATED BALANCE SHEETS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
---------------------------------------------------------------------
ASSETS
                                                   1995        1994
(In thousands)
--------------------------------------------------------------------

Current assets:
  Cash and equivalents........................ $ 32,077    $ 38,890
  Receivables (less allowances of $1,351
    and $1,271, respectively).................   22,526      21,864
  Inventories:
    Raw materials.............................   17,080      17,584
    Work-in-process...........................    5,899       5,201
    Finished goods............................   34,614      25,982
    LIFO reserve..............................  (11,754)    (11,012)
                                                -------     -------
                                                 45,839      37,755
  Other current assets (including deferred
    income taxes of $7,823 and
    $6,287, respectively).....................    8,879       7,669
                                                -------     -------
      Total current assets....................  109,321     106,178

Property, plant and equipment, at cost:
  Land and buildings..........................   29,173      28,210
  Machinery and equipment.....................   92,523      88,169
                                                -------     -------
                                                121,696     116,379
    Less allowance for depreciation...........   80,026      74,483
                                                -------     -------
                                                 41,670      41,896

Deferred and other assets.....................    2,366       3,507
                                                -------     -------

Total Assets                                   $153,357    $151,581
                                               ========    ========



See Notes to Consolidated Financial Statements.






---------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
                                                  1995         1994
(In thousands)
--------------------------------------------------------------------

Current liabilities:
  Short-term borrowings (Note 6).............. $    461    $ 15,200
  Accounts payable............................   15,882      12,296
  Accrued expenses (Note 4)...................   24,102      26,605
  Income taxes (Note 5).......................    1,726       2,890
                                                -------     -------
    Total current liabilities.................   42,171      56,991

Long-term debt (Note 6).......................   20,171      20,000

Employee benefit plan obligations (Note 3)....    6,069       4,903

Other long-term liabilities...................    4,082       3,960

Deferred income taxes (Note 5)................      307         862

Shareowners' equity (Note 7):
  Common shares outstanding
    6,254 and 6,199, respectively.............      626         620
  Additional capital..........................    5,683       4,667
  Retained earnings...........................   77,363      64,231
  Stock subscriptions.........................   (1,315)     (2,112)
  Cumulative translation adjustment...........      600          59
  Loan to ESOP Trust (Note 3).................   (2,400)     (2,600)
                                                -------     -------
    Total shareowners' equity.................   80,557      64,865
                                                -------     -------

Total Liabilities and Shareowners' Equity      $153,357    $151,581
                                               ========    ========



See Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
 --------------------------------------------------------------------
                                              1995     1994     1993
(In thousands)
---------------------------------------------------------------------
Cash flows from operating activities:
Net income............................... $ 15,502 $ 18,709 $ 17,096
Adjustments to reconcile net income to
net cash flows from operating activities:
  Depreciation and amortization..........    8,890    6,961    6,185
  Equity in earnings of affiliate,
    less dividends.......................      -       (217)     144
  Deferred income taxes..................   (2,091)    (311)  (2,128)
  Gain on disposals of
    plant and equipment..................      (43)    (132)     (22)
  Changes in assets and liabilities:
    Receivables..........................       29   (1,516)  (3,927)
    Inventories..........................   (7,628)  (2,355)   2,442
    Other current assets.................      417     (572)   2,501
    Accounts payable and other
      accrued expenses...................     (710)   7,098    2,768
    Employee benefit plan obligations....    1,166    2,122    1,120
    Other long-term liabilities..........      (38)  (1,534)  (1,202)
                                           -------  -------  -------
Net cash flows from operating
  activities.............................   15,494   28,253   24,977
                                           -------  -------  -------

Cash flows from investing activities:
  Additions to plant and equipment.......   (6,111)  (7,612)  (6,359)
  Proceeds from sale of
    plant and equipment..................       70      278      305
  Acquired cash of subsidiary (Note 2)...      -      1,020      -
  Additions to deferred assets...........     (630)     -        -
  Other, net.............................       78      -        -
                                           -------  -------  -------
Net cash flows from
  investing activities...................   (6,593)  (6,314)  (6,054)
                                           -------  -------  -------

Cash flows from financing activities:
  Borrowing on long-term debt............      -        -     20,000
  Repayment of long-term debt (Note 6)...      -    (10,016) (15,515)
  Borrowing on line of credit............    3,549      -      3,000
  Repayment of line of credit............  (18,300)     (68)  (3,000)
  Redemption of preferred stock (Note 7).      -     (5,818)     -
  Proceeds from issuance of common stock.      530      130      251
  Purchase of treasury stock (Note 7)....      -     (3,757)     -
  Proceeds from stock subscriptions......      866      -        -
  Reduction of loan to ESOP Trust........      200      200      200
  Dividends paid.........................   (2,370)  (1,942)  (1,545)
                                           -------  -------  -------
Net cash flows from
  financing activities...................  (15,525) (21,271)   3,391
                                           -------  -------  -------

Effect of exchange rate changes on cash..     (189)    (865)     560
                                           -------  -------  -------

Net increase (decrease) in cash
  and equivalents.......................    (6,813)    (197)  22,874
Cash and equivalents at
  beginning of year.....................    38,890   39,087   16,213
                                           -------  -------  -------
Cash and equivalents at end of year.....  $ 32,077 $ 38,890 $ 39,087
                                          ======== ======== ========



Cash paid during 1995, 1994, and 1993 for interest was $2.4 million, $2.1 million and $2.8 million, respectively. Also, cash paid during 1995, 1994 and 1993 for income taxes was $12.0 million, $10.0 million and $7.9 million, respectively.

Non-cash transactions:
----------------------
During the first quarter of 1995, the Company issued 20,000 common shares valued at $0.6 million under the 1988 Executive Stock Purchase Plan.

During the first quarter of 1994, the Company issued 17,310 common shares valued at $0.6 million to Company-sponsored benefit plans.

During the second quarter of 1994, the Company issued 48,000 common shares valued at $1.3 million under the 1988 Incentive Stock Award Plan.

During the fourth quarter of 1994, previously 50 percent owned joint venture, Oil Dynamics, Inc., became a 97 percent owned consolidated subsidiary (see Note 2).



See Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
---------------------------------------------------------------------
----------------------------------------------------------
(In thousands, except share amounts)


                                     Common   Cumulative
                                      Cumulative   Loan to
                                     Shares    Preferred Common
Additional  Retained    Stock   Treasury  Translation     ESOP
                                  Outstanding    Stock    Stock
Capital   Earnings  Subscrip.   Stock    Adjustment    Trust
                                  -----------    -----    -----   ---
----   --------  --------    -----    ----------    -----


Balance year end 1992              6,187,713    $5,818     $619
$2,805    $35,070   $(1,541)   $  -       $(104)    $(3,000)
                                   ---------    ------     ----    --
----    -------   -------    -----      -----     -------


Net income
         17,096
Dividends on preferred stock
           (611)
Dividends on common stock
           (934)
Common stock issued                   42,955                  4
 247
Reduction of stock subscriptions
                      639
Currency translation adjustment
                                         (363)
Loan payment from ESOP
                                                      200
Reclass to current liabilities

  (Note 7)                                      (5,818)

                                   ---------    ------     ----    --
----    -------     -----    -----      -----     --------


Balance year end 1993              6,230,668    $  -       $623
$3,052    $50,621     $(902)   $  -       $(467)    $(2,800)
                                   ---------    ------     ----    --
----    -------     -----    -----      -----     -------


Net income
         18,709
Dividends on preferred stock
           (153)
Dividends on common stock
         (1,789)
Common stock issued                   61,450                  6
1,575
Increase in stock subscriptions
                   (1,210)
Currency translation adjustment
                                          526
Loan payment from ESOP
                                                      200
Treasury stock purchases            (109,979)
                            (3,757)
Treasury stock issued                 17,310
  40                           591
Treasury stock retired                                       (9)
         (3,157)             3,166
                                   ---------    ------     ----    --
----    -------   -------   ------      -----     -------


Balance year end 1994              6,199,449    $  -       $620
$4,667    $64,231   $(2,112)  $  -          $59     $(2,600)
                                   ---------    ------     ----    --
----    -------   -------   ------      -----     -------


Net income
         15,502
Dividends on common stock
         (2,370)
Common stock issued                   54,553                  6
1,084                 (530)
Proceeds from stock subscriptions
                      866
Stock subscription amortization

  and adjustment
 (68)                 461
Currency translation adjustment
                                          541
Loan payment from ESOP
                                                      200
                                   ---------    ------     ----    --
----    -------   -------   ------      -----     -------


Balance year end 1995              6,254,002    $  -       $626
$5,683    $77,363   $(1,315)  $  -         $600     $(2,400)
                                   =========    ======     ====
======    =======   =======   ======      =====     =======

See Notes to Consolidated Financial Statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

---------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year--The Company's fiscal year ends on the Saturday nearest December 31. The financial statements and accompanying notes are as of and for the years ended December 30, 1995 (52 weeks), December 31, 1994 (52 weeks) and January 1, 1994 (52 weeks) and are referred to as 1995, 1994 and 1993, respectively.

Principles of Consolidation--The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The accounts of certain foreign subsidiaries are included in the consolidated financial statements on their fiscal years ended November 30. Beginning November 29, 1994, the results of operations of Oil Dynamics, Inc. were included on a fully consolidated basis (see Note 2).

Cash Equivalents--Cash equivalents consist of highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations and generally have original maturities of three months or less.

Fair Value of Financial Instruments--The carrying amounts for cash and equivalents, long-term debt and short-term debt approximate fair value. The fair value of long-term debt is estimated based on current borrowing rates for similar issues. The Company's off-balance sheet instruments are not significant.

Inventories--Inventories are stated at the lower of cost or market. The majority of the cost of domestic inventories is determined using the last-in, first-out (LIFO) method; all remaining inventory costs are determined using the first-in, first-out (FIFO) method. Inventories stated on the LIFO method approximated 64 percent and 69 percent of total inventories in 1995 and 1994, respectively.

Property, Plant and Equipment--Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided principally on a straight line basis over the estimated useful lives of 5 to 50 years for land improvements and buildings, 2 to 10 years for machinery, equipment, furniture, and fixtures and 3 to 5 years for automobiles and trucks. Accelerated methods are used for income tax purposes.

Earnings Per Common Share--Primary and fully diluted earnings per common share are computed based upon earnings applicable to common shares, divided by the sum of the average number of common shares outstanding during the period plus dilutive common stock equivalents. Separate presentation of primary and fully diluted earnings per common share has not been made because the difference is immaterial.

Translation of Foreign Currencies--All assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. All revenue and expense accounts are translated at average rates in effect during the period.

Use of Estimates--Management's best estimates of certain amounts are required in preparation of the consolidated financial statements in accordance with Generally Accepted Accounting Principles.

Reclassifications--Certain prior year amounts have been reclassified to conform to the current year presentation.



2.   INVESTMENT IN AFFILIATE

Summarized below is selected 1994 and 1993 financial information for the Company's investment in its previously unconsolidated affiliate, Oil Dynamics, Inc.("ODI"). Beginning November 29, 1994, ODI was included in the Company's financial statements on a fully consolidated basis.

                                            (In thousands)
------------------------------------------------------------------
                                            Balance Sheet
                                            -------------
                                                 1994
                                                 ----

     Current assets...................        $21,902
     Non-current assets...............         12,590
     Current liabilities..............          8,713
     Non-current liabilities..........          1,765

                                           Income Statement
                                           ----------------
                                           1994        1993
                                           ----        ----

     Net sales................          $44,043     $71,672
     Gross profit.............           10,735      25,408
     Net income...............              773       8,770

On November 29, 1994, control of the previously 50 percent owned ODI was effectively transferred to Franklin Electric Co., Inc. The change in control resulted from receipt of a stock dividend (in lieu of a cash dividend received by the investment partner) which increased the Company's ownership interest to approximately 97 percent. The change in control has been accounted for under the purchase method.

Equity in the earnings of ODI is included in the results of operations using the equity method of accounting for the thirteen months ended November 28, 1994. Beginning November 29, 1994, the results of operations and financial position of ODI have been included on a fully consolidated basis. In 1994, the fiscal year end of ODI was changed to conform with the Company's fiscal year end. This change did not materially affect the Company's financial statements.

Summarized below are the unaudited pro forma consolidated results of operations of the Company and ODI as though control of Oil Dynamics, Inc. had been transferred to the Company as of the beginning of 1993. These results include certain pro forma adjustments, primarily increased interest expense, and are not necessarily indicative of the results that would have been obtained had the Company controlled ODI during the respective periods.

                                               (In thousands)
-----------------------------------------------------------------
                                              1994       1993
                                              ----       ----
Net sales...............................   $285,483   $278,078
Income before change
  in accounting principle...............     18,967     18,734
Net income..............................     18,967     19,727
Per share data:
  Income before change
    in accounting principle.............   $   2.88   $   2.77
  Net income............................   $   2.88   $   2.92



3.   EMPLOYEE BENEFIT PLANS

The Company's domestic operations maintain four separate pension plans covering substantially all of its U.S. employees. A non-contributory defined benefit pension plan covering substantially all U.S. employees provides benefits based upon years of credited service. A contributory defined benefit pension plan covering substantially all U.S. salaried employees provides benefits based upon the highest average thirty-six (36) consecutive monthly earnings before retirement. A non-contributory defined benefit pension plan covering certain management employees provides benefits in excess of those provided under other plans. A non-contributory defined benefit pension plan covering substantially all other employees of the Company not covered under other plans provides benefits based upon a percentage of monthly earnings for each year of credited service.
The Company's funding policy is to make the minimum annual contribution required by applicable regulations.

Net domestic pension cost for 1995, 1994 and 1993 was as follows:

                                            (In thousands)
--------------------------------------------------------------------
                                       1995      1994      1993
                                       ----      ----      ----
Service cost....................    $ 1,846   $ 1,726   $ 1,478
Interest on projected
  benefit obligation............      4,952     4,310     4,131
Actual return on plan assets....    (13,082)    1,356    (5,641)
Net amortization and deferral...      7,559    (6,367)      829
                                     ------    ------    ------
Net domestic pension cost.......    $ 1,275   $ 1,025   $   797
                                    =======   =======   =======


The following table sets forth the funded status of the Company's domestic plans and accrued pension costs reflected in the Company's balance sheet at year end. The Company's international subsidiaries' pension liabilities have been excluded from the following presentation because the amounts are immaterial.

                                            (In thousands)
---------------------------------------------------------------------
                                 ABO Exceeds Assets Assets Exceed ABO
                                 ------------------ -----------------
                                    1995     1994     1995     1994
                                    ----     ----     ----     ----
Actuarial Present Value of
  Benefit Obligations:

  Vested employees.............  $41,886  $38,201  $19,662  $14,737
  Nonvested employees..........    2,071    1,893      802      549
                                  ------   ------   ------   ------

  Accumulated benefit
    obligation ("ABO").........   43,957   40,094   20,464   15,286

Additional amount related to
  projected benefit
  or pay increases.............      386    1,159    4,853    3,207
                                  ------   ------   ------   ------

Projected benefit obligation...   44,343   41,253   25,317   18,493

Fair value of plan assets,
  primarily common stocks and
  bonds, including $16,500
  and $16,950 of the Company's
  common stock in 1995 and
  1994, respectively...........   41,013   38,565   29,871   22,816
                                  ------   ------   ------   ------

Funded status..................   (3,330)  (2,688)   4,554    4,323

Unrecognized net gain..........   (4,037)  (3,663)  (4,000)  (3,599)
Unrecognized net obligation
  (asset) at date of initial
  application of SFAS No. 87...      273      349     (558)    (669)
Unrecognized prior service
  cost.........................    2,556    2,091     (221)    (246)
Adjustment required to
  recognize minimum liability..     (134)     (34)     -        -
                                  ------   ------   ------   ------

Accrued pension liability......  $(4,672) $(3,945) $  (225) $  (191)
                                 =======  =======  =======  =======


Actuarial Assumptions:
                                      1995        1994       1993
                                      ----        ----       ----
Discount rate..................       7.50%   8.0-8.25%      7.25%
Rate of increase in future
  compensation.................      0-5.0%      0-5.0%     0-5.5%
Expected long-term rate of
  return on plan assets........   8.25-9.0%   8.25-9.0%       9.0%

Prior to January 1, 1995, the Company maintained a 401(k) Directed Investment Salary Plan ("DISP") covering substantially all employees and a Savings Plan ("Savings Plan") covering substantially all hourly employees at its Bluffton facility. Effective January 1, 1995, the Company merged the Savings Plan into the DISP.

The Company adopted an Employee Stock Ownership Plan ("ESOP") in 1987 for the Company's domestic salaried employees. In January 1992, the ESOP and the Company's 401(k) plans were integrated and expanded in 1993 to include substantially all of the Company's domestic employees excluding hourly employees at its Bluffton and Jonesboro, Indiana, locations.

In July 1992, the ESOP Trustee acquired additional shares of Company common stock on the open market using the proceeds of a $3.0 million loan from the Company. Under the terms of the fifteen-year, variable rate loan (6.31 percent at December 30, 1995), principal plus interest is payable in equal annual installments. The shares of stock purchased with the loan proceeds are collateral for the loan and are considered outstanding for purposes of calculating earnings per share.

At December 30, 1995, 76,568 shares were allocated to the accounts of participants, 10,420 shares were committed to be released and allocated to the accounts of participants for service rendered during 1995, and 89,471 shares were held by the ESOP Trust in suspense.

The Company contributes a portion of its 401(k) matching contribution as well as an additional annual contribution, both subject to the Company's annual financial results, to the ESOP Trust. The ESOP Trustee uses a portion of the Company's contributions to make principal and interest payments on the loan. As loan payments are made, shares of common stock are released as collateral and are allocated to participants' accounts. The balance of the Company's contributions in cash or common stock is made to the 401(k) and ESOP Trusts, and allocated to participants' accounts to satisfy the balance of the Company's 401(k) matching contribution. Prior to the merger of the Company's 401(k) plans, the matching contribution to the Savings Plan was approximately $0.2 million in 1994 and 1993.

The following table sets forth the interest expense and Company contributions to the ESOP (dividends on the Company's common stock held by the ESOP are not used for debt service):

                                                   (In thousands)
-------------------------------------------------------------------
                                               1995    1994    1993
                                               ----    ----    ----

Interest expense incurred by the Plan
  on ESOP debt.............................  $  155  $  167  $  131
Company contributions to integrated ESOP...   1,292     992     792



Effective January 3, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS No. 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires recognition, during employees' service with the Company, of the cost of their retiree health and life insurance benefits. The Company's postretirement plan covers substantially all domestic employees with the exception of employees hired after 1991. The Company effectively capped its cost for those benefits through plan amendments made in 1992. These amendments froze Company contributions for health and life insurance benefits at 1991 levels for current and future beneficiaries with actuarially reduced benefits for employees who retire before age 65.
In accordance with SFAS No. 106, the Company has elected to recognize this change in accounting over a twenty-year period. The accumulated postretirement benefit obligation was $9.8 million at January 3, 1993.

Net postretirement benefit cost for 1995, 1994 and 1993 was as follows:

                                                   (In thousands)
-------------------------------------------------------------------
                                               1995    1994    1993
                                               ----    ----    ----

Service cost...............................  $  219  $  246  $  119
Interest cost..............................     837     806     831
Amortization of transition obligation......     489     489     489
Net amortization and deferral..............       7      83     -
                                              -----   -----   -----

Net postretirement benefit cost............  $1,552  $1,624  $1,439
                                             ======  ======  ======

The following table sets forth the funded status of the Company's postretirement benefit plans and accrued postretirement benefit cost reflected in the Company's balance sheet at year end:

                                                    (In thousands)
-------------------------------------------------------------------
                                                   1995       1994
                                                   ----       ----

Accumulated Postretirement Benefit Obligation
     Retirees................................  $ (7,939)  $ (7,824)
     Active employees........................    (3,318)    (2,889)
                                                -------    -------
                                                (11,257)   (10,713)
     Unrecognized net obligation at date
       of adoption of SFAS No. 106...........     8,312      8,801
     Unrecognized net loss...................     1,773      1,145
                                                 ------    -------
     Accrued postretirement benefit cost.....  $ (1,172)  $   (767)
                                               ========   ========

The discount rate used in determining the accumulated postretirement benefit obligation was 7.50, 8.25 and 7.25 percent in 1995, 1994 and 1993, respectively.



4.   ACCRUED EXPENSES

Accrued expenses consisted of:

                                                (In thousands)
--------------------------------------------------------------------
                                             1995            1994
                                             ----            ----

Salaries, wages and commissions.......    $ 6,188         $ 7,465
Product warranty costs................      4,745           4,671
Insurance.............................      4,755           5,010
Other.................................      8,414           9,459
                                           ------          ------
                                          $24,102         $26,605
                                          =======         =======



5.   INCOME TAXES

Income before income taxes consisted of:
                                            (In thousands)
---------------------------------------------------------------------
                                    1995         1994         1993
                                    ----         ----         ----

Domestic....................    $ 23,647     $ 28,202     $ 20,751
Foreign.....................         632        2,011        2,141
                                 -------      -------      -------
                                $ 24,279     $ 30,213     $ 22,892
                                ========     ========     ========

---------------------------------------------------------------------


The income tax provision consisted of:
                                            (In thousands)
---------------------------------------------------------------------
                                    1995         1994         1993
                                    ----         ----         ----

Currently payable:
  Federal...................    $  8,714     $  7,966      $ 6,524
  Foreign...................         113        1,277          829
  State.....................       2,041        2,572        1,564
Deferred:
  Federal...................      (2,293)         169       (1,736)
  Foreign...................         343         (408)          72
  State.....................        (141)         (72)        (464)
                                 -------      -------      -------
                                $  8,777     $ 11,504     $  6,789
                                ========     ========     ========
---------------------------------------------------------------------


Significant components of the Company's deferred tax assets and liabilities follow:
                                              (In thousands)
---------------------------------------------------------------------
                                                 1995         1994
                                                 ----         ----
Deferred tax assets:
  Accrued expenses and reserves.............. $ 5,223      $ 3,425
  Compensation and employee benefits.........   4,516        3,835
  Foreign tax credits........................     385        1,600
  Other items................................     744        1,177
                                               ------       ------
    Gross deferred tax assets................  10,868       10,037

  Valuation allowance........................     -         (1,200)
                                               ------       ------
  Net deferred tax assets....................  10,868        8,837

Deferred tax liabilities:
  Accelerated depreciation on fixed assets...   3,330        3,400
  Other items................................      22           12
                                               ------       ------
    Gross deferred tax liabilities...........   3,352        3,412
                                               ------       ------

Net deferred tax assets......................   7,516        5,425
Net current deferred tax assets..............   7,823        6,287
                                               ------       ------
Net non-current deferred tax liabilities..... $   307      $   862
                                              =======      =======
---------------------------------------------------------------------


The differences between the statutory and effective tax rates were as follows:
---------------------------------------------------------------------
                                     1995        1994        1993
                                     ----        ----        ----

U.S. Federal statutory rate......    35.0%       35.0%       35.0%
State income taxes, net of
  federal benefit................     5.1         5.4         4.1
Effect of higher foreign
  tax rates......................     1.0          .5          .8
Benefit of contributed property..     -           -          (2.8)
Utilization of foreign
  tax credits....................    (5.2)       (3.9)        -
Other items......................      .3         1.4         (.5)
                                     ----        ----        ----
                                     36.2%       38.4%       36.6%
                                     =====       =====       =====
---------------------------------------------------------------------

The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 3, 1993, resulting in a cumulative adjustment of $1.0 million, which did not have a material effect on the Company's 1993 income tax provision.

Accumulated undistributed earnings of foreign subsidiaries expected to be permanently invested approximated $4.9 million at December 30, 1995. The Company does not anticipate incurring any tax should these earnings be repatriated in the future.



6.   DEBT

Short-term debt consisted of:
                                               (In thousands)
------------------------------------------------------------------
                                              1995        1994
                                              ----        ----

Bank--6.72%(variable based
  on LIBOR), due in 1995................   $   -       $ 9,800
Bank--7.47%(variable based
  on LIBOR), due in 1995................       -         5,400
Bank--other.............................       452         -
                                            ------     -------
                                           $   452     $15,200
                                           =======     =======


Long-term debt consisted of:
                                               (In thousands)
------------------------------------------------------------------
                                              1995        1994
                                              ----        ----

Insurance Company--6.31%, principal
  payments of $1.0 million due in
  annual installments, starting in
  1998 with a balloon payment of
  $10,000 in 2008.......................   $20,000     $20,000
Bank--other.............................       180         -
                                            ------      ------
                                            20,180      20,000
Less current maturities.................         9         -
                                            ------      ------
                                           $20,171     $20,000
                                           =======     =======

Both the Company's short-term borrowings and long-term debt are unsecured. The Company's long-term debt agreement provides for certain financial covenants relative to working capital, additional borrowings, loans or advances and investments. The Company was in compliance with all financial covenants in 1995 and 1994.

On January 5, 1996, the Company entered into an unsecured, five-year $40 million revolving credit agreement (the "Agreement"). The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates ("LIBOR") plus interest spreads keyed to the Company's ratio of debt to consolidated tangible net worth. The Agreement contains certain financial covenants with respect to borrowings, fixed charge coverage, working capital, loans or advances, and investments.



7.   SHAREOWNERS' EQUITY

The Company had 6,254,002 shares of common stock (10,000,000 shares authorized, $.10 par value) outstanding at the end of 1995. On January 26, 1994, the Company purchased 109,979 common shares for $3.8 million under the terms of a stock redemption agreement entered into in 1988 with Edward J. Schaefer, co-founder of the Company. Under the terms of the agreement, the Company had the right, but not the obligation, to purchase any and all shares that the estate elected to sell. Of the 109,979 shares repurchased, 17,310 were re-issued to Company-sponsored employee benefit plans and the remaining shares were retired.

During the first quarter of 1994, the Company redeemed all outstanding shares of Class C Cumulative Preferred Stock for its stated value of $5.8 million.

The Company has three stock option plans which provide for issuance of qualified or non-qualified shares of common stock. The stock option activity for all plans during 1995, 1994 and 1993 was as follows:
                                          Shares
                                           Under
                                          Option       Price Range
---------------------------------------------------------------------
Outstanding, January 2, 1993.......      510,279   $ 3.38 to $23.75

Options granted....................       56,000   $24.50 to $29.25
Options exercised..................      (53,184)  $ 4.39 to $10.13
                                        --------

Outstanding, January 1, 1994.......      513,095   $ 3.38 to $29.25

Options granted....................      254,000   $26.50 to $32.50
Options exercised..................      (13,450)  $ 4.39 to $ 8.63
                                        --------

Outstanding, December 31, 1994.....      753,645   $ 3.38 to $32.50

Options granted....................      192,000   $31.00 to $33.25
Options exercised..................      (34,553)  $ 8.63 to $26.50
Options expired....................      (50,000)  $29.25
                                        --------

Outstanding, December 30, 1995.....      861,092   $ 3.38 to $33.25
                                        ========

Options exercisable:
  January 1, 1994..................      403,695
  December 31, 1994................      479,645
  December 30, 1995................      521,892

Shares reserved for future options:
  January 1, 1994..................      351,060
  December 31, 1994................       97,060
  December 30, 1995................       15,060
---------------------------------------------------------------------

The Company has two additional stock plans: the 1988 Executive Stock Purchase Plan (the "Purchase Plan") and the 1988 Incentive Stock Award Plan (the "Award Plan"). During 1995, 20,000 shares were issued under the Purchase Plan and 512,800 shares are reserved for future grants. During 1994, 48,000 shares were issued under the Award Plan and 671,936 shares are reserved for future grants.

Stock subscriptions are principally deferred costs recognized in connection with the issuance of common stock under the Award Plan and loans to officers under the Purchase Plan.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, recognition of expense in accordance with the "fair value" provisions of the Statement. Management of the Company intends to continue accounting for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, SFAS No. 123 will not have a material effect on the Company's financial statements. The Company will adopt the disclosure requirements of SFAS No. 123 as required in 1996.



8.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company's single business segment is the design, manufacture and sale of electric motors, electronic controls and related equipment. These products are sold to original equipment manufacturers in the United States, Canada, Europe, Australia, South Africa, Mexico and other world markets.

Manufacturing plants are located in the United States, Germany, Czech Republic, Italy and South Africa.

GEOGRAPHICAL AREAS                        (In thousands)
--------------------------------------------------------------------
                                  1995           1994           1993
                                  ----           ----           ----

NET SALES
North America..............   $225,958       $200,216       $170,325
Foreign....................     50,482         41,224         36,081
                               -------        -------        -------
                              $276,440       $241,440       $206,406
                              ========       ========       ========
OPERATING MARGIN
North America..............   $ 38,885       $ 43,030       $ 33,763
Foreign....................      2,148          3,342          2,988
Equity in earnings of
  affiliate................        -              217          4,351
Interest expense...........     (2,128)        (2,172)        (2,949)
Interest income............      1,866          1,678            823
Corporate expenses.........    (16,492)       (15,882)       (16,084)
                               -------        -------        -------
Income before taxes........   $ 24,279       $ 30,213       $ 22,892
                              ========       ========       ========

IDENTIFIABLE ASSETS
North America..............   $ 84,013       $ 82,247       $ 43,420
Foreign....................     29,697         24,188         18,159
Investment in affiliate....        -              -           11,642
Corporate .................     39,647         45,146         49,482
                               -------         ------        -------
                              $153,357       $151,581       $122,703
                              ========       ========       ========

The Company has no single geographic area within its foreign operations whose revenues or assets exceed 10 percent of such amounts on a consolidated basis. The Company had $32.7 million, $23.2 million and $16.7 million of export sales (from domestic sources) in 1995, 1994 and 1993, respectively, to various geographic areas, of which no single geographic area was significant.

One customer accounted for 12.9%, 14.1% and 17.5% of the consolidated sales in 1995, 1994 and 1993, respectively.



9.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial information for the years 1995 and 1994 is as follows:
                          (In thousands, except per share amounts)
--------------------------------------------------------------------
                                                        Net Income
                                                       Per Weighted
                       Net        Gross          Net      Average
                     Sales       Profit      Income(a) Common Share
--------------------------------------------------------------------

1995
1st Quarter       $ 59,788     $ 13,297     $  1,644     $  .25
2nd Quarter         76,442       17,573        4,542        .69
3rd Quarter         66,188       14,954        3,301        .50
4th Quarter         74,022       19,547        6,015        .91
                   -------      -------      -------      -----
                  $276,440     $ 65,371     $ 15,502     $ 2.35
                  ========     ========     ========     ======
--------------------------------------------------------------------

1994
1st Quarter       $ 50,350     $ 12,503     $  3,108     $  .48
2nd Quarter         64,772       17,287        5,650        .87
3rd Quarter         60,013       15,068        4,549        .69
4th Quarter         66,305       18,276        5,249        .80
                   -------      -------      -------      -----
                  $241,440     $ 63,134     $ 18,556     $ 2.84
                  ========     ========     ========     ======
--------------------------------------------------------------------

(a)  Represents net income available to common shares.



10.   CONTINGENT LIABILITIES AND COMMITMENTS

The Company is defending various claims and legal actions, including environmental matters, which have arisen in the ordinary course of business. The Company has attempted, where possible, to assess the likelihood of an unfavorable outcome to the Company as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and costs are accrued when an unfavorable outcome is determined to be probable and a reasonable estimate can be made.

In the opinion of management of the Company, adequate provision has been made for any awards or assessments to be incurred in connection with such matters and ultimate resolution will not have a material effect on the Company's consolidated financial position and results of operations or cash flows.

Total rent expense charged to operations for operating leases including contingent rentals was $2.0 million, $1.3 million and $1.2 million for 1995, 1994 and 1993, respectively. The future minimum rental payments for noncancellable operating leases as of December 30, 1995, are as follows: 1996, $.8 million; 1997, $.5 million and 1998, $.2 million. Rental commitments subsequent to 1998 are not material.


                     INDEPENDENT AUDITORS' REPORT


To the Shareowners and Directors,
     Franklin Electric Co., Inc.

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and consolidated subsidiaries as of December 30, 1995 and December 31, 1994 and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended December 30, 1995. Our audits also included the financial statement schedule listed in the index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and consolidated subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 3 and 5 to the consolidated financial statements, the Company changed its method of accounting for Postretirement Benefits Other Than Pensions and its method of accounting for Income Taxes effective January 3, 1993 to conform with Statements of Financial Accounting Standards (SFAS) No. 106 and SFAS No. 109, respectively.


DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
January 31, 1996



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON
------------------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------

None.



                                  PART III
                                  --------



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information concerning directors required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareowners (to be held April 12, 1996), under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT."



ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareowners (to be held April 12, 1996), under the headings of "INFORMATION ABOUT THE BOARD AND ITS COMMITTEES," "SUMMARY COMPENSATION TABLE," "OPTION GRANTS IN 1995 FISCAL YEAR" AND "1995 FISCAL YEAR-END OPTION VALUES," "COMPENSATION PURSUANT TO PLANS" and "AGREEMENTS," and is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
MANAGEMENT
----------

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareowners (to be held April 12, 1996), under the heading of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by Item 13 is set forth in the Company's
Proxy Statement for the Annual Meeting of Shareowners (to be held
April 12, 1996), under the heading of "AGREEMENTS," and is incorporated herein by reference.





                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
---------------------------------------------------------------------
8-K
---

                                                          Form 10-K
                                                       Annual Report
                                                           (page)
                                                       -------------
(a)  1.   Financial Statements - Franklin Electric
          ----------------------------------------

          Independent Auditors' Report
          Consolidated Statements of Income for the
            three years ended December 30, 1995
          Consolidated Balance Sheets, as of
            December 30, 1995 and December 31, 1994
          Consolidated Statements of Cash Flows
            for the three years ended December 30, 1995
          Consolidated Statements of Shareowners' Equity
            for the three years ended December 30, 1995
          Notes to Consolidated Financial Statements
            (including quarterly financial data)

     2.   Financial Statement Schedules - Franklin Electric
          -------------------------------------------------

          II Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

     3.   Exhibits
          --------

          See the Exhibit Index located on pages xx-xx.
          Management Contract or Compensatory Plan or
          Arrangement is denoted by an asterisk (*).

(b) Reports on Form 8-K filed during the fourth quarter ended December 30, 1995: None

(c)  See the Exhibit Index located on pages xx-xx.

(d) Individual financial statements and all other schedules of the Registrant are omitted as they are not required.



                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Franklin Electric Co., Inc.

                                             WILLIAM H. LAWSON
                                        ---------------------------
                                        William H. Lawson
                                        Chairman of the Board
(Date) February 9, 1996                 and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       WILLIAM H. LAWSON
-------------------------------------   Chairman of the Board, Chief
William H. Lawson    February 9, 1996   Executive Officer, and
                                        Director

       JESS B. FORD
-------------------------------------   Vice President and Chief
Jess B. Ford         February 9, 1996   Financial Officer (Principal
                                        Financial and Accounting
                                        Officer)
       WILLIAM W. KEEFER
-------------------------------------
William W. Keefer    February 9, 1996   Director


       ROBERT H. LITTLE
-------------------------------------
Robert H. Little     February 9, 1996   Director


       PATRICIA SCHAEFER
-------------------------------------
Patricia Schaefer    February 9, 1996   Director


       DONALD J. SCHNEIDER
-------------------------------------
Donald J. Schneider  February 9, 1996   Director


       GERARD E. VENEMAN
-------------------------------------
Gerard E. Veneman    February 9, 1996   Director


       JURIS VIKMANIS
-------------------------------------
Juris Vikmanis       February 9, 1996   Director


       HOWARD B. WITT
-------------------------------------
Howard B. Witt       February 9, 1996   Director




                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            For the years 1995, 1994 and 1993
                                      (In thousands)
                                      --------------

                                                Additions

                               Balance at      charged to
             Balance
                                beginning       costs and
              at end
     Description                of period        expenses
Deductions       of period
     -----------                ---------        --------      ------
----       ---------

<FN1>


Allowance for doubtful accounts:



     1995                          $1,271          $  190         $
110           $1,351
                                   ======          ======
======           ======


     1994                          $1,269          $  201         $
199           $1,271
                                   ======          ======
======           ======


     1993                          $1,175          $  122         $
 28           $1,269
                                   ======          ======
======           ======





NOTES:

<FN1>  Uncollectible accounts written off, net of recoveries.




                        FRANKLIN ELECTRIC CO., INC.
                     EXHIBIT INDEX FOR THE FISCAL YEAR
                          ENDED DECEMBER 30, 1995

                                                         Sequentially
                                                             Numbered
Item                       Description                          Pages
----                       -----------                          -----

    3(i)  Restated Articles of Incorporation of Franklin
          Electric Co., Inc. (incorporated herein by reference to Exhibit 3 of the Company's Form 10-K for the fiscal year ended December 30, 1989)

          Articles of Amendment of the Restated Articles of Incorporation of Franklin Electric Co., Inc.
          effective February 26, 1991 (incorporated herein by reference to the Company's current report on Form 8-K dated February 26, 1991)

    3(ii) By-Laws of Franklin Electric Co., Inc. as amended, effective July 15, 1994 (incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994)

    4 Rights Agreement dated as of February 11, 1991 between Franklin Electric Co., Inc. and Lincoln
          National Bank & Trust Co. of Fort Wayne (incorporated herein by reference to the Company's registration statement on Form 8-A dated February 26, 1991)

    10.1  Stock Redemption Agreement dated October 28,
          1988, as amended on December 12, 1988, between the Company and Edward J. Schaefer (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-K for the fiscal year ended
          December 31, 1988)

    10.2 1988 Executive Stock Purchase Plan (incorporated herein by reference to the Company's 1988 Proxy
          Statement for the Annual Meeting held on April
          15, 1988, and included as Exhibit E to the Proxy
          Statement)*

    10.3 1988 Stock Incentive Award Plan (incorporated herein by reference to the Company's 1988 Proxy
          Statement for the Annual Meeting held on April
          15, 1988, and included as Exhibit D to the Proxy
          Statement)*

    10.4  Amended 1981 Incentive Stock Option Plan
          (incorporated herein by reference to the Company's 1988 Proxy Statement for the Annual
          Meeting held on April 15, 1988, and included as Exhibit B to the Proxy Statement)*

    10.5 Amended 1986 Stock Option Plan (incorporated herein by reference to the Company's 1988 Proxy
          Statement for the Annual Meeting held on April
          15, 1988, and included as Exhibit C to the Proxy
          Statement)*

    10.6  Franklin Electric Nonemployee Director Stock
          Option Plan (incorporated herein by reference to the Company's 1991 Proxy Statement for the Annual
          Meeting on April 19, 1991)*

    10.7 Employment Agreement dated October 23, 1995 between the Company and Jess B. Ford*

    10.8 Employment Agreement dated December 5, 1986 between the Company and William H. Lawson (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended December 28, 1991)*

    10.9 Credit Agreement dated as of January 5, 1996 between the Company and various commercial banks

    11    Primary Earnings per Share and Fully Diluted
          Earnings per Share
    21    Subsidiaries of the Registrant
    23    Consent of Independent Auditors
    27    Financial Data Schedule

     * Management contract or compensatory plan or arrangement




                                                          EXHIBIT 11
                                                          ----------

                        FRANKLIN ELECTRIC CO., INC.

      PRIMARY EARNINGS PER SHARE AND FULLY DILUTED EARNINGS PER SHARE
                                ____________

(In thousands, except per share amounts)
                                              Year Ended
                               -------------------------------------
                               December 30, December 31,  January 1,
                                  1995         1994         1994
                                ---------    ---------    --------

Net income available
  to common shares and
  common share equivalents       $15,502      $18,556     $16,485
                                 =======      =======     =======

Shares outstanding,
  beginning of period              6,199        6,231       6,188

Weighted average of options
  issued during the period           -             19           3

Dilutive effect of options
  outstanding during the
   period                            364          337         333

Weighted average of common
  shares issued during
   the period                         35           53          28

Weighted average common
  shares repurchased during
  the period                         -           (103)        -
                                 -------      -------     -------

Weighted average primary
  shares outstanding during
  the period                       6,598        6,537       6,552

Additional dilutive effect
  of options outstanding
  during the period                   16           27          33
                                 -------      -------     -------

Weighted average fully
  diluted shares outstanding
  during the period                6,614        6,564       6,585
                                   =====        =====       =====

Earnings per share
  Primary                          $2.35        $2.84       $2.52
                                   =====        =====       =====

  Fully diluted                    $2.34        $2.83       $2.50
                                   =====        =====       =====




                                                          EXHIBIT 21
                                                          ----------

                        FRANKLIN ELECTRIC CO., INC.

                       SUBSIDIARIES OF THE REGISTRANT
                                ____________

                                                           Percent of
                                       State or country      voting
                                       of incorporation   stock owned
                                       ----------------   -----------
Subsidiaries consolidated:

  FE Petro, Inc.                            Indiana             100

  Oil Dynamics, Inc.                        Oklahoma             97

  Franklin Electric Subsidiaries, Inc.
    [inactive]                              Indiana             100

  Franklin Electric International, Inc.     Delaware            100

  Franklin Electric AG                      Switzerland         100

  Franklin Electric B.V.                    Netherlands         100

  Franklin Electric Europa, GmbH            Germany             100

  Franklin Electric spol s.r.o.             Czech Republic      100

  Franklin Electric S.r.l.                  Italy               100

  Franklin Electric (Australia) Pty. Ltd.   Australia           100

  Franklin Electric (South Africa)
    Pty. Limited                            South Africa        100

  Franklin Electric of Canada, Limited
    [inactive]                              Canada              100

  Franklin Electric Foreign Sales
    Corporation                             U.S. Virgin Islands 100

  Motores Franklin S.A. de C.V.             Mexico              100








                                                        EXHIBIT 23
                                                        -----------


INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in the Registration Statements of Franklin Electric Co., Inc. on Form S-8 (file numbers 33-35958, 33-35960, 33-35962 and 33-38200) of our report dated
January 31, 1996 appearing in the Annual Report on Form 10-K of Franklin Electric Co., Inc. for the year ended December 30, 1995.



DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
March 6, 1996