Form 10-Q
period 1996-03-30
FRANKLIN ELECTRIC CO INC
filed 1996-05-07
CIK 38725

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              _________

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 30, 1996

                                  OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____ to _____

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

           YES   X                                 NO
               -----                                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
        Class of Common Stock                   April 24, 1996
        ---------------------                   --------------
           $.10 par value                      6,314,099 shares



              The Exhibit Index is located on page 11



                      FRANKLIN ELECTRIC CO., INC.

                                Index



PART I.     FINANCIAL INFORMATION
- ---------------------------------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of March 30, 1996 (Unaudited)
            and December 30, 1995

            Condensed Consolidated Statements of
            Income for the First Quarter ended
            March 30, 1996 and April 1, 1995 (Unaudited)

            Condensed Consolidated Statements of
            Cash Flows for the First Quarter ended
            March 30, 1996 and April 1, 1995 (Unaudited)

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations



PART II.    OTHER INFORMATION
- -----------------------------

   Item 4.  Submission of Matters to a Vote of
              Security Holders

   Item 6.  Exhibits and Reports on Form 8-K



Signatures
- ----------



                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                     FRANKLIN ELECTRIC CO., INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                               March 30,  December 30,
                                               1996         1995
                                           (Unaudited)   (Audited)
                                           -----------   ---------
ASSETS
Current assets:
  Cash and equivalents....................  $ 17,594      $ 32,077
  Receivables, less allowances of
    $1,393 and $1,351, respectively.......    26,100        22,526
  Inventories (Note 2)....................    56,830        45,839
  Other current assets (including
    deferred income taxes of $7,690
    and $7,823, respectively).............     8,947         8,879
                                             -------       -------
    Total current assets..................   109,471       109,321
Property, plant and equipment,
  net (Note 3)............................    40,275        41,670
Deferred and other assets.................     2,248         2,366
                                             -------       -------
Total assets..............................  $151,994      $153,357
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings...................  $    190      $    461
  Accounts payable........................    11,244        15,882
  Accrued expenses........................    22,748        23,228
  Income taxes............................     2,642         1,726
                                             -------       -------
    Total current liabilities.............    36,824        41,297
Long-term debt............................    20,379        20,171
Employee benefit plan obligations.........     6,352         6,069
Other long-term liabilities...............     4,545         4,956
Deferred income taxes.....................       306           307

Shareowners' equity:
  Common stock (Note 5)...................       631           626
  Additional capital......................     6,309         5,683
  Retained earnings.......................    79,743        77,363
  Stock subscriptions.....................    (1,213)       (1,315)
  Cumulative translation adjustment.......       318           600
  Loan to ESOP Trust......................    (2,200)       (2,400)
                                             -------       -------
    Total shareowners' equity.............    83,588        80,557
                                             -------       -------

Total liabilities and shareowners' equity.  $151,994      $153,357
                                            ========      ========

See Notes to Condensed Consolidated Financial Statements.



                     FRANKLIN ELECTRIC CO., INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

(In thousands, except per share amounts)

                                               First Quarter Ended
                                               -------------------
                                             March 30,      April 1,
                                               1996          1995
                                               ----          ----

Net sales                                   $ 62,754      $ 59,788

Costs and expenses:
  Cost of sales...........................    47,844        46,491
  Selling and administrative expenses.....    10,229        10,411
  Interest expense........................       320           654
  Other income, net.......................      (497)         (437)
                                             -------       -------
                                              57,896        57,119

Income before income taxes................     4,858         2,669

Income taxes..............................     1,850         1,025
                                             -------       -------

Net income................................  $  3,008      $  1,644
                                            ========      ========


Per share data:
  Weighted average common shares..........     6,661         6,603
                                               =====         =====
  Net income available to common shares...  $    .45      $    .25
                                            ========      ========

Dividends per common share................  $    .10      $    .08
                                            ========      ========



See Notes to Condensed Consolidated Financial Statements.



                    FRANKLIN ELECTRIC CO., INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

(In thousands)                                 First Quarter Ended
                                               -------------------
                                             March 30,      April 1,
                                               1996          1995
                                               ----          ----
Cash flows from operating activities:
Net income................................  $  3,008      $  1,644
Adjustments to reconcile net income to net
  cash flows from operating activities:
  Depreciation and amortization...........     2,111         2,364
  Deferred income taxes...................       132           185
  Gain on disposals of
    plant and equipment...................       (25)          (17)
  Changes in assets and liabilities:
    Receivables...........................    (3,671)       (6,631)
    Inventories...........................   (11,407)      (11,299)
    Other current assets..................      (223)       (1,865)
    Accounts payable and other
      accrued expenses....................    (4,095)         (591)
    Employee benefit plan obligations.....       283            89
    Other long-term liabilities...........      (206)         (682)
    Other, net............................       114           127
                                             -------       -------
      Net cash flows from
        operating activities..............   (13,979)      (16,676)
                                             -------       -------

Cash flows from investing activities:
  Additions to plant and equipment........      (452)         (774)
  Proceeds from sale of
    plant and equipment...................       -              28
  Additions to deferred assets............      (222)         (604)
                                             -------       -------
    Net cash flows from
      investing activities................      (674)       (1,350)
                                             -------       -------

Cash flows from financing activities:
  Additions to long-term debt.............       236           -
  Repayment of short-term debt............      (259)          -
  Additions to short-term borrowings......       -           3,100
  Proceeds from issuance of common stock..       358            70
  Repayment of loan to ESOP Trust.........       200           200
  Proceeds from stock subscriptions.......        25           -
  Dividends paid..........................      (629)         (498)
                                             -------       -------
    Net cash flows from
      financing activities................       (69)        2,872
                                             -------       -------

Effect of exchange rate changes on cash...       239          (332)
                                             -------       -------
Net decrease in cash and equivalents......   (14,483)      (15,486)
Cash and equivalents at
  beginning of period.....................    32,077        38,890
                                             -------       -------
Cash and equivalents at
  end of period...........................  $ 17,594      $ 23,404
                                            ========      ========

See Notes to Condensed Consolidated Financial Statements.



                     FRANKLIN ELECTRIC CO., INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
- ----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 30, 1995.


Note 2:  Inventories
- --------------------

Inventories consist of the following:

(In thousands)                               March 30,  December 30,
                                               1996         1995
                                               ----         ----
Raw Materials........................       $ 17,169     $ 17,080
Work in Process......................          6,066        5,899
Finished Goods.......................         45,510       34,614
LIFO Reserve.........................        (11,915)     (11,754)
                                             -------      -------
Total Inventory......................       $ 56,830     $ 45,839
                                            ========     ========


Note 3:  Property, Plant and Equipment
- --------------------------------------

Property, plant and equipment at cost consists of the following:

(In thousands)                               March 30,  December 30,
                                               1996         1995
                                               ----         ----
Land and Building....................       $ 29,173     $ 29,173
Machinery and Equipment..............         92,683       92,523
                                             -------      -------
                                             121,856      121,696
Allowance for Depreciation...........         81,581       80,026
                                             -------      -------
                                            $ 40,275     $ 41,670
                                            ========     ========


Note 4:  Tax Rates
- ------------------

The effective tax rate on income before income taxes in 1996 and 1995 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.


Note 5:  Shareowners' Equity
- ----------------------------

The Company had 6,313,899 shares of common stock (10,000,000 shares authorized, $.10 par value) outstanding as of March 30, 1996.



Item 2.  Management's Discussion And Analysis Of Financial Condition
- --------------------------------------------------------------------
 And Results Of Operations
- --------------------------


Operations
- ----------

Net sales for the first quarter of 1996 were $62.8 million, a 5 percent increase over 1995 first quarter net sales of $59.8 million. The increase in net sales was due to increases in both average selling prices and unit volume. Net income for the first quarter of 1996 was $3.0 million, or $.45 per share, compared to net income of $1.6 million, or $.25 per share for the same period a year ago. The increase in net income is primarily attributable to improvements in the Company's European operations. Cost of sales as a percent of net sales for the first quarter of 1996 was 76.2 percent compared to 77.8 percent for the same period in 1995. The decrease is principally attributable to decreases in both fixed and variable manufacturing expenses at the Company's European operations.

Interest expense was $.3 million for the first quarter of 1996 compared to $.7 million for the same period a year ago. The decrease is due to lower short-term borrowings in the first quarter of this year. Included in other income, net, for the first quarter of 1996 was $.4 million of interest income and $.1 million of foreign currency transaction losses. Interest income was $.5 million and foreign currency transaction losses were $.2 million for the same period a year ago. Interest income was attributable to amounts invested principally in short-term US treasury bills and notes.


Capital Resources and Liquidity
- -------------------------------

Cash decreased $14.5 million during the first quarter of 1996 principally due to cash used in operating activities of $14.0 million. Changes in working capital items accounted for most of the cash used. Inventories increased $11.0 million due to a typical seasonal build up. Working capital increased $4.6 million and the current ratio was 3.0 at the end of the first quarter of 1996 versus
2.6 at the end of the first quarter of 1995.



                     PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

The Annual Meeting of Shareholders of the Company was held on April 12, 1996 for the following purposes: 1) To elect three directors for terms expiring at the 1999 Annual Meeting of Shareholders; 2) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the 1996 fiscal year; 3) To approve the 1996 Employee Stock Option Plan; and 4) To approve the 1996 Nonemployee Director Stock Option Plan.

The results were:

1) Nominees for Director            For      Withhold Authority
   ---------------------            ---      ------------------

   John B. Lindsay              5,707,909        10,357
   Juris Vikmanis               5,707,183        11,083
   Howard B. Witt               5,708,547         9,719

                                                            Delivered
                                    For     Against Abstain Non-Votes
                                    ---     ------- ------- ---------

2) Ratification of
    Deloitte & Touche LLP       5,708,860    6,275    3,131       -

3) Approval of 1996 Employee
    Stock Option Plan           4,677,490  142,659   33,247   864,870

4) Approval of 1996 Nonemployee
    Director Stock Option Plan  3,943,549  291,610  675,833   807,274


Total shares represented at the Annual Meeting in person or by proxy were 5,718,266 of a total of 6,288,999 shares outstanding. This represented 91 percent of Company common stock and constituted a quorum. Total broker non-votes were 467,568 shares.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

   (a)  Exhibits

        (11)  Computations of Earnings per Share

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed for the first quarter ended March 30, 1996.



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



Date                             By        WILLIAM H. LAWSON
     ---------------------          --------------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer



Date                             By        JESS B. FORD
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



EXHIBIT 11



                     FRANKLIN ELECTRIC CO., INC.

   COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE



(In thousands, except per share amounts)

                                               First Quarter Ended
                                               -------------------
                                             March 30,      April 1,
                                               1996          1995
                                               ----          ----

Net income available to
  common shares and common
  share equivalents.......................    $3,008        $1,644
                                              ======        ======

Common shares outstanding
  beginning of period.....................     6,254         6,199

Weighted average of common
  shares issued during
  the period..............................        35            15

Dilutive effect of options
  outstanding during
  the period..............................       372           389
                                               -----         -----

Weighted average of common
  shares outstanding during
  the period..............................     6,661         6,603
                                               =====         =====

Net income per weighted
  average common share....................      $.45          $.25
                                                ====          ====