Form 10-Q
period 1996-06-29
FRANKLIN ELECTRIC CO INC
filed 1996-07-25
CIK 38725

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               _________

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 29, 1996

                                  OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____ to _____

                     Commission file number 0-362

                      FRANKLIN ELECTRIC CO., INC.

           (Exact name of registrant as specified in its charter)

               Indiana                            35-0826-7455
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)
           400 East Spring Street                      46714
            Bluffton, Indiana                        (Zip Code)
  Address of principal executive offices)

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

        YES __X__                                    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
     Class of Common Stock                     July 22, 1996
     ---------------------                     -------------
       $.10 par value                        6,327,099 shares



              The Exhibit Index is located on page 11




                   FRANKLIN ELECTRIC CO., INC.

                               Index



PART I.     FINANCIAL INFORMATION
- ---------------------------------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of June 29, 1996 (Unaudited)
            and December 30, 1995

            Condensed Consolidated Statements of
            Income for the Second Quarter and First
	  	  Half ended June 29, 1996 and
            July 1, 1995 (Unaudited)

            Condensed Consolidated Statements of
            Cash Flows for the First Half ended
            June 29, 1996 and July 1, 1995 (Unaudited)

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

   Item 6.  Exhibits and Reports on Form 8-K


Signatures
- ----------


                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                     FRANKLIN ELECTRIC CO., INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                               June 29,   December 30,
                                               1996         1995
                                           (Unaudited)   (Audited)
                                           -----------   ---------
ASSETS
Current assets:
  Cash and equivalents                      $ 22,975      $ 32,077
  Receivables, less allowances of
    $1,411 and $1,351, respectively           25,601        22,526
  Inventories (Note 2)                        56,701        45,839
  Other current assets (including
    deferred income taxes of $7,690
    and $7,823, respectively)                  8,514         8,879
                                             -------       -------
    Total current assets                     113,791       109,321
Property, plant and equipment,
  net (Note 3)                                39,038        41,670
Deferred and other assets                      2,238         2,366
                                             -------       -------
Total assets                                $155,067      $153,357
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings                     $    212      $    461
  Accounts payable                            10,417        15,882
  Accrued expenses                            24,289        23,228
  Income taxes                                 1,309         1,726
                                             -------       -------
    Total current liabilities                 36,227        41,297
Long-term debt                                20,313        20,171
Employee benefit plan obligations              6,691         6,069
Other long-term liabilities                    4,359         4,956
Deferred income taxes                            307           307

Shareowners' equity:
  Common stock (Note 5)                          633           626
  Additional capital                           6,420         5,683
  Retained earnings                           84,064        77,363
  Stock subscriptions                         (1,136)       (1,315)
  Cumulative translation adjustment           (  287)          600
  Loan to ESOP Trust                          (2,524)       (2,400)
                                             -------       -------
    Total shareowners' equity                 87,170        80,557
                                             -------       -------
Total liabilities and shareowners' equity   $155,067      $153,357
                                            ========      ========

See Notes to Condensed Consolidated Financial Statements.


                      FRANKLIN ELECTRIC CO., INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

(In thousands, except per share amounts)

                                    Second Qtr Ended First Half Ended
                                    ---------------- ----------------
                                    June 29, July 1, June 29, July 1,
                                      1996    1995     1996    1995
                                      ----    ----     ----    ----

Net sales                         $73,107  $76,442 $135,861 $136,230

Costs and expenses:
  Cost of sales                    53,895   58,869  101,739  105,361
  Selling and admin expenses       10,779    9,995   21,008   20,406
  Interest expense                    340      518      660    1,171
  Other income, net                  (142)    (279)    (639)    (716)
                                   ------   ------  -------  -------
                                   64,872   69,103  122,768  126,222

Income before income taxes          8,235    7,339   13,093   10,008

Income taxes                        3,154    2,797    5,004    3,822
                                   ------   ------  -------  -------

Net income                        $ 5,081  $ 4,542  $ 8,089  $ 6,186
                                  =======  =======  =======  =======


Per share data:
  Weighted average common shares    6,674    6,598    6,667    6,594
                                  =======  =======  =======  =======
  Net income available to common
   shares                         $   .76  $   .69  $  1.21  $   .94
                                  =======  =======  =======  =======

Dividends per common share        $   .12  $   .10  $   .22  $   .18
                                  =======  =======  =======  =======



See Notes to Condensed Consolidated Financial Statements.




                     FRANKLIN ELECTRIC CO., INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

(In thousands)                                  First Half Ended
                                                ----------------
                                              June 29,      July 1,
                                               1996          1995
                                               ----          ----
Cash flows from operating activities:
Net income                                  $  8,089      $  6,186
Adjustments to reconcile net income to net
  cash flows from operating activities:
  Depreciation and amortization                4,272         4,916
  Deferred income taxes                           -            (24)
  Gain on disposals of
    plant and equipment                          (34)          (29)
  Changes in assets and liabilities:
    Receivables                               (3,503)       (9,562)
    Inventories                              (12,056)      (10,567)
    Other current assets                         320        (1,040)
    Accounts payable and other
      accrued expenses                        (4,199)         (433)
    Employee benefit plan obligations            622             3
    Other long-term liabilities                 (384)         (298)
    Other, net                                  (217)          104
                                             -------       -------
      Net cash flows from
        operating activities                  (7,090)      (10,744)
                                             -------       -------

Cash flows from investing activities:
  Additions to plant and equipment            (1,100)       (2,436)
  Proceeds from sale of
    plant and equipment                           41            33
  Additions to deferred assets                  (246)         (634)
                                             -------       -------
    Net cash flows from
      investing activities                    (1,305)       (3,037)
                                             -------       -------

Cash flows from financing activities:
  Additions to long-term debt                    166            -
  Repayment of long-term debt                    (10)           -
  Repayment of short-term debt                  (197)       (8,500)
  Additions to short-term borrowings              -          3,100
  Proceeds from issuance of common stock         468           219
  Loan to ESOP Trust                            (324)           -
  Repayment of loan to ESOP Trust                200           200
  Proceeds from stock subscriptions               25            -
  Dividends paid                              (1,388)       (1,121)
                                             -------       -------
    Net cash flows from
      financing activities                    (1,060)       (6,102)
                                             -------       -------

Effect of exchange rate changes on cash          353        (1,299)
                                             -------       -------
Net decrease in cash and equivalents          (9,102)      (21,182)
Cash and equivalents at
  beginning of period                         32,077        38,890
                                             -------       -------
Cash and equivalents at
  end of period                             $ 22,975      $ 17,708
                                            ========      ========

See Notes to Condensed Consolidated Financial Statements



                     FRANKLIN ELECTRIC CO., INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
- ----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and first half ended June 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 30, 1995.


Note 2:  Inventories
- --------------------

Inventories consist of the following:

(In thousands)                               June 29,   December 30,
                                               1996         1995
                                               ----         ----
Raw Materials                               $ 16,942     $ 17,080
Work in Process                                6,223        5,899
Finished Goods                                45,688       34,614
LIFO Reserve                                 (12,152)     (11,754)
                                             -------      -------
Total Inventory                             $ 56,701     $ 45,839
                                            ========     ========


Note 3:  Property, Plant and Equipment
- --------------------------------------

Property, plant and equipment at cost consists of the following:

(In thousands)                               June 29,   December 30,
                                               1996         1995
                                               ----         ----
Land and Building                           $ 28,917     $ 29,173
Machinery and Equipment                       92,840       92,523
                                             -------      -------
                                             121,757      121,696
Allowance for Depreciation                    82,719       80,026
                                             -------      -------
                                            $ 39,038     $ 41,670
                                            ========     ========



Note 4:  Tax Rates
- ------------------

The effective tax rate on income before income taxes in 1996 and 1995 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.



Note 5:  Shareowners' Equity
- ----------------------------

The Company had 6,327,099 shares of common stock (10,000,000 shares authorized, $.10 par value) outstanding as of June 29, 1996.













Item 2.  Management's Discussion And Analysis Of Financial Condition
- ---------------------------------------------------------------------
And Results of Operations
- -------------------------

Operations
- ----------

Net sales for the second quarter of 1996 were $73.1 million, a decrease of 4 percent from 1995 second quarter net sales of $76.4 million. Year to date 1996 net sales were $135.9 million, compared to year to date 1995 net sales of $136.2 million. The change in net sales was primarily due to lower unit volume, partially offset by increases in average selling prices.

Net income for the second quarter of 1996 was $5.1 million, or $.76 per share, an increase of 12 percent compared to the second quarter of 1995 net income of $4.5 million, or $.69 per share due primarily to improvements in the Company's European operations and Oil Dynamics, Inc., a wholly owned subsidiary. Year to date 1996 net income was $8.1 million, or $1.21 per share, an increase of 31 percent compared to year to date 1995 net income of $6.2 million, or $.94 per share. The increase in year to date net income was primarily attributable to improvements in the Company's European operations.

Cost of sales as a percent of net sales for the second quarter of 1996 was 73.7 percent compared to 77.0 percent for the same period in 1995. Cost of sales as a percent of net sales for the year to date 1996 was 74.9 percent compared to 77.3 percent for the same period in 1995. Cost of sales as a percent of net sales decreased for both the quarter and year to date primarily due to decreases in both fixed and variable manufacturing expenses at the Company's European operations.

Selling and administrative expenses as a percent of net sales for the second quarter of 1996 was 14.7 percent compared to 13.1 percent for the same period in 1995. Selling and administrative expenses as a percent of net sales for the year to date 1996 was 15.5 percent compared to 15.0 percent for the same period of last year.

Interest expense in the second quarter of 1996 was $.3 million compared to $.5 million for the same period in 1995. Interest expense for the first half of 1996 was $.7 million compared to $1.2 million for the same period in 1995. The decrease was due to lower short-term borrowings during the first half of this year.

Included in other income, net for the second quarter of 1996 and 1995 was $.3 million of interest income and $.3 million of foreign currency losses. Included in other income, net for the year to date 1996 was $.7 million of interest income and $.3 million of foreign currency losses compared to $.9 million of interest income and $.5 million of foreign currency losses for the same period in 1995. Interest income was attributable to amounts invested principally in short-term US treasury bills and notes.

Capital Resources and Liquidity
- -------------------------------

Cash and equivalents decreased $9.1 million during the first half of 1996 principally due to cash used in operating activities of $7.1 million. Changes in working capital items accounted for most of the cash used in operating activities. The primary factor was an increase in inventory due to a typical seasonal build up and lower sales because of unusually wet weather conditions over much of the Company's principal markets. Working capital increased $9.5 million and the current ratio of the Company was 3.1 and 2.6 at the end of the second quarter of 1996 and 1995, respectively.


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


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

   (a)  Exhibits

        (11)  Computations of Earnings per Share

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed for the second quarter ended June 29, 1996.



                             SIGNATURES
                             ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant



Date  July 25, 1996              By William H. Lawson
      --------------------          --------------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer



Date  July 25, 1996              By Jess B. Ford
      --------------------          --------------------------------
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




EXHIBIT 11



                      FRANKLIN ELECTRIC CO., INC.

     COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE



(In thousands, except per share amounts)

                                    Second Qtr Ended First Half Ended
                                    ---------------- ----------------
                                    June 29, July 1, June 29, July 1,
                                      1996    1995     1996    1995
                                      ----    ----     ----    ----

Net income available to
  common shares and common
  share equivalents                  $5,081  $4,542    $8,089  $6,186
                                     ======  ======    ======  ======

Common shares outstanding
  beginning of period                 6,314   6,222     6,254   6,199

Weighted average of common
  shares issued during
  the period                              9       9        52      23

Dilutive effect of options
  outstanding during
  the period                            351     367       361     372
                                      -----   -----     -----   -----

Weighted average of common
  shares outstanding during
  the period                          6,674   6,598     6,667   6,594
                                     ======  ======    ======  ======

Net income per weighted
  average common share               $  .76  $  .69    $ 1.21  $  .94
                                     ======  ======    ======  ======




15