Form 10-Q
period 1996-09-28
FRANKLIN ELECTRIC CO INC
filed 1996-11-12
CIK 38725

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                                --------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 28, 1996

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

        YES __X__                                NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
     Class of Common Stock                    November 11, 1996
     ---------------------                    -----------------
        $.10 par value                        6,365,266 shares



                      FRANKLIN ELECTRIC CO., INC.

                                  Index



PART I.     FINANCIAL INFORMATION
---------------------------------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of September 28, 1996 (Unaudited)
            and December 30, 1995

            Condensed Consolidated Statements of
            Income for the Three Months and Nine
            Months Ended September 28, 1996 and
            September 30, 1995 (Unaudited)

            Condensed Consolidated Statements of
            Cash Flows for the Nine Months Ended
            September 28, 1996 and September 30, 1995
            (Unaudited)

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

   Item 6.  Exhibits and Reports on Form 8-K



Signatures
----------




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                              Sept. 28,   December 30,
                                               1996         1995
                                           (Unaudited)   (Audited)
                                            ---------     -------
ASSETS
Current assets:
  Cash and equivalents                      $ 43,727      $ 32,077
  Receivables, less allowances of
    $1,460 and $1,351, respectively           19,833        22,526
  Inventories (Note 2)                        48,127        45,839
  Other current assets (including
    deferred income taxes of $7,690
    and $7,823, respectively)                  8,699         8,879
                                             -------       -------
    Total current assets                     120,386       109,321
Property, plant and equipment,
  net (Note 3)                                37,891        41,670
Deferred and other assets                      1,686         2,366
                                             -------       -------
Total assets                                $159,963      $153,357
                                             =======       =======

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings                     $    145      $    461
  Accounts payable                            10,979        15,882
  Accrued expenses                            24,536        23,228
  Income taxes                                 2,577         1,726
                                              ------       -------
    Total current liabilities                 38,237        41,297
Long-term debt                                20,301        20,171
Employee benefit plan obligations              4,647         6,069
Other long-term liabilities                    4,176         4,956
Deferred income taxes                            303           307

Shareowners' equity:
  Common stock (Note 5)                          633           626
  Additional capital                           6,533         5,683
  Retained earnings                           88,916        77,363
  Stock subscriptions                         (1,065)       (1,315)
  Cumulative translation adjustment           (  194)          600
  Loan to ESOP Trust                          (2,524)       (2,400)
                                              ------       -------
    Total shareowners' equity                 92,299        80,557
                                             -------       -------

Total liabilities and shareowners' equity.  $159,963      $153,357
                                             =======       =======

        See Notes to Condensed Consolidated Financial Statements.


FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)

                              Three Months Ended   Nine Months Ended
                              ------------------   -----------------
                              Sept 28, Sept 30,    Sept 28, Sept 30,
                                1996     1995        1996     1995
                                ----     ----        ----     ----

Net sales                     $79,380  $66,188     $215,241 $202,418

Costs and expenses:
  Cost of sales                59,380   51,234      161,119  156,595
  Selling and administrative
   expenses                    11,409    9,871       32,417   30,277
  Interest expense                318      526          978    1,697
  Other income, net              (399)    (500)      (1,038)  (1,216)
                              -------- --------     -------- --------
                               70,708   61,131      193,476  187,353

Income before income taxes      8,672    5,057       21,765   15,065

Income taxes                    3,060    1,756        8,064    5,578
                              -------- --------     -------- --------

Net income                    $ 5,612  $ 3,301      $13,701  $ 9,487
                              ======== ========     ======== ========

Per share data:
  Weighted average
   common shares                6,684    6,590        6,676    6,596
                              ======== ========     ======== ========
Net income available to
 common shares                $   .84  $   .50      $  2.05  $  1.44
                              ======== ========     ======== ========

Dividends per common share    $   .12  $   .10      $   .34  $   .28
                              ======== ========     ======== ========

       See Notes to Condensed Consolidated Financial Statements.


FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)                                  Nine Months Ended
                                                -----------------
                                              Sept 28       Sept 30,
                                               1996          1995
                                               ----          ----
Cash flows from operating activities:
Net income                                  $ 13,701      $  9,487
Adjustments to reconcile net income to net
  cash flows from operating activities:
  Depreciation and amortization                6,487         6,911
  Deferred income taxes                           -            (12)
  Loss (Gain) on disposals of
    plant and equipment                          297           (33)
  Changes in assets and liabilities:
    Receivables                                2,374         1,097
    Inventories                               (3,281)       (9,970)
    Other current assets                         147        (2,217)
    Accounts payable and other
      accrued expenses                        (2,085)       (5,584)
    Employee benefit plan obligations         (1,422)          395
    Other long-term liabilities                 (776)         (600)
    Other, net                                   (43)           89
                                             -------       -------
      Net cash flows from
        operating activities                  15,399          (437)
                                             -------       -------

Cash flows from investing activities:
  Additions to plant and equipment            (2,220)       (4,399)
  Proceeds from sale of
    plant and equipment                          209            31
  Additions to deferred assets                  (220)         (636)
                                              ------       --------
    Net cash flows from
      investing activities                    (2,231)       (5,004)
                                              ------       --------

Cash flows from financing activities:
  Additions to long-term debt                    195           -
  Repayment of long-term debt                    (80)          -
  Repayment of short-term debt                  (257)       (8,500)
  Additions to short-term debt                    -          3,100
  Proceeds from issuance of common stock         592           249
  Loan to ESOP Trust                            (324)          -
  Repayment of loan to ESOP Trust                200           200
  Proceeds from stock subscriptions               25           866
  Dividends paid                              (2,148)       (1,745)
                                              -------      -------
    Net cash flows from
      financing activities                    (1,797)       (5,830)
                                              -------      -------
Effect of exchange rate changes on cash          279            65
                                              -------      -------
Net increase (decrease)
  in cash and equivalents                     11,650       (11,206)
Cash and equivalents at
  beginning of period                         32,077        38,890
                                              ------        ------
Cash and equivalents at end of period       $ 43,727      $ 27,684
                                              ======        ======

       See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 30, 1995.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                               Sept 28,   December 30,
                                               1996         1995
                                               ----         ----
Raw Materials                               $ 17,584     $ 17,080
Work in Process                                6,063        5,899
Finished Goods                                36,827       34,614
LIFO Reserve                                 (12,347)     (11,754)
                                              ------       ------
Total Inventory                             $ 48,127     $ 45,839
                                              ======       ======

Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment at cost consists of the following:

(In thousands)                               Sept 28,   December 30,
                                               1996         1995
                                               ----         ----
Land and Building                           $ 28,987     $ 29,173
Machinery and Equipment                       93,641       92,523
                                             -------      -------
                                             122,628      121,696
Allowance for Depreciation                    84,737       80,026
                                             -------      -------
                                            $ 37,891     $ 41,670
                                             =======      =======

Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 1996 and 1995 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.



Note 5:  Shareowners' Equity
----------------------------

The Company had 6,337,539 shares of common stock (10,000,000 shares authorized, $.10 par value) outstanding as of Sept 28, 1996.



Note 6 - Subsequent Event
-------------------------

On October 18, 1996 the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its common stock.


Item 2.  Management's Discussion And Analysis Of Financial Condition
--------------------------------------------------------------------
And Results Of Operations
-------------------------

Operations
----------

Net sales for the third quarter of 1996 were $79.4 million, a 20 percent increase compared to 1995 third quarter net sales of $66.2 million. Year to date 1996 net sales were $215.2 million, a 6 percent increase over the comparable 1995 period of $202.4 million. The increase in net sales was primarily due to higher unit volume and increases in average selling prices.

Net income for the third quarter of 1996 was $5.6 million, or $.84 per share, an increase of 70 percent compared to the third quarter of 1995 net income of $3.3 million, or $.50 per share. Year to date 1996 net income was $13.7 million, or $2.05 per share, an increase of 44 percent compared to year to date 1995 net income of $9.5 million, or $1.44 per share. The increases in third quarter and year to date net income were primarily attributable to higher net sales and improvements in the operations of Oil Dynamics, Inc., (ODI), a wholly owned subsidiary, and in the Company's European operations.

Cost of sales as a percent of net sales for the third quarter of 1996 was 74.8 percent compared to 77.4 percent for the same period in 1995. For the nine-month periods cost of sales as a percent of net sales for 1996 was 74.9 percent compared to 77.4 percent for 1995. The decreases for both the quarter and year to date periods were primarily due to increased sales and decreases in both fixed and variable manufacturing expenses principally at ODI and the Company's European operations.

Selling and administrative expenses as a percent of net sales for the third quarter of 1996 was 14.4 percent compared to 14.9 percent for the same period in 1995. Year to date selling and administrative expenses as a percent of net sales for 1996 was 15.1 percent compared to 15.0 percent for the same period of last year.

Interest expense in the third quarter of 1996 was $.3 million compared to $.5 million for the same period in 1995. Interest expense for the year to date 1996 was $1.0 million compared to $1.7 million for the same period last year. The decrease was due to lower short-term borrowings during 1996.

Included in other income, net for the third quarter of 1996 was $.5 million of interest income and $.2 million of foreign currency transaction gains compared to $0.5 million of interest income and $.1 million of foreign currency transaction losses for the same period in 1995. For the year to date 1996, other income, net included $1.3 million of interest income and $.2 million of foreign currency transaction losses compared to $1.3 million of interest income and $.5 million of foreign currency transaction losses for the same period of last year. Interest income was attributable to amounts invested principally in short-term US treasury bills and notes.



Capital Resources and Liquidity
-------------------------------

Cash and equivalents increased $11.7 million during the first nine months due to cash provided by operating activities of $15.4 million. During the first nine months of 1996, $2.2 million was invested in additions to plant and equipment and $2.1 million was paid as dividends on the Company's common stock. Working capital increased $14.1 million and the current ratio of the Company was 3.1 and 2.6 at the end of the third quarter of 1996 and 1995, respectively.



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)  Exhibits

        (11)  Computations of Earnings per Share

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed for the third quarter ended September 28, 1996.


 SIGNATURES
------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FRANKLIN ELECTRIC CO., INC.
                                   ---------------------------
                                             Registrant



Date     November 6, 1996        By   William H. Lawson
      --------------------          ---------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer



Date     November 6, 1996        By  Jess B. Ford
      --------------------          ---------------------------
                                    Jess B. Ford, Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)


Exhibit Index







(11)  Computation of Earnings per Share

EXHIBIT 11



FRANKLIN ELECTRIC CO., INC.

COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE



(In thousands, except per share amounts)

                              Three Months Ended   Nine Months Ended
                              ------------------   -----------------

                                 Sept 28, Sept 30, Sept 28, Sept 30,
                                   1996    1995     1996     1995
                                   ----    ----     ----     ----

Net income available to
  common shares and common
  share equivalents               $5,612  $3,301   $13,701  $9,487
                                   =====   =====    ======   =====

Common shares outstanding
  beginning of period              6,327   6,240     6,254   6,199

Weighted average of common
  shares issued during
  the period                           6       1        61      29

Dilutive effect of options
  outstanding during
  the period                         351     349       361     368
                                    ----    ----      ----    ----

Weighted average of common
  shares outstanding during
  the period                       6,684   6,590     6,676   6,596
                                   =====   =====     =====   =====

Net income per weighted
  average common share            $  .84  $  .50    $ 2.05  $ 1.44
                                   =====   =====     =====   =====