Form 10-K
period 1996-12-28
FRANKLIN ELECTRIC CO INC
filed 1997-02-21
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 28, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 14, 1997 was $247,108,457. The stock price used in the computation was the closing price on that date.

     Number of shares of common stock outstanding at February 14, 1997:

                                5,890,929 shares
                                ----------------

                    DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 1997 (Part III).

The exhibits filed with this Form 10-K are listed in the exhibit index.

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

Goulds Pumps, Inc., a customer of the Company, accounted for 12.5 percent,
12.9 percent and 14.1 percent of the Company's consolidated sales in 1996, 1995 and 1994, respectively.

The Company offers normal and customary trade terms to its customers, no significant part of which is of an extended nature. Special inventory requirements are not necessary, and customer merchandise return rights do not extend beyond normal warranty provisions.

The principal raw materials used in the manufacture of the Company's products are steel in coils and bars, copper wire, and aluminum ingot. Major components are capacitors, motor protectors, forgings, gray iron castings and bearings. Most materials are available from many sources in the United States and in many world markets. In the opinion of management, no single source of supply is critical to the Company's business. Availability of fuel and energy is adequate to satisfy current and projected overall operations unless interrupted by government direction or allocation.

The Company employed 2,601 persons at the end of 1996.


Financial Information by Geographic Area
----------------------------------------

Financial information by geographic area is included within this Form 10-K.


Research and Development
------------------------

The Company spent approximately $4.8 million in 1996, $4.7 million in 1995 and $4.2 million in 1994 on activities related to the development of new products, on improvements of existing products and manufacturing methods, and on other applied research and development.

In 1996, work continued on the development of submersible wet winding motors, a new line of "severe duty" motors, and a new line of surface mount motor protection systems. Research continued on new materials and processes which wil1 result in more cost effective manufacture of high volume products.

The Company owns several patents. In the aggregate, these patents are of material importance to the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.


Backlog
-------

The dollar amount of backlog at the end of 1996 and 1995 was as follows:

                                           (In thousands)
                                         Fiscal Year Ending
                                        ---------------------
                                        1996             1995
                                        ----             ----

     Backlog.......................   $21,324          $22,331

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, some of which are specifically designed for the customer, but most of which are standard catalog items. Both add-ons and cancellations of catalog items are made without charge to the customer, but charges are generally made on any cancellation of a specifically designed product. All backlog orders are expected to be filled in fiscal 1997.

The Company's sales and earnings are not substantially seasonal in nature. There is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.


Environmental Matters
---------------------

Compliance with federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, is not expected to have any material adverse effect upon the financial position, capital expenditures, earnings or competitive position of the Company. Refer to Item 3 of this Form 10-K for additional information regarding legal proceedings related to environmental matters.


ITEM 2.  PROPERTIES
-------------------

The Company maintains its principal executive offices in Bluffton, Indiana; manufacturing plants are located in the United States and abroad. Location and approximate square footage for the Company's principal facilities are described below. All principal properties are owned or held under operating lease.

The Company's principal properties are as follows:

                                           Acres        Approximate
     Location                             of Land       Square Feet
     --------                             -------       -----------
Bluffton, Indiana                          35.8           405,660
Siloam Springs, Arkansas                   32.6           240,400
Wilburton, Oklahoma                        40.0           321,350
Tulsa, Oklahoma                            10.3           154,193
Jonesboro, Indiana (1)                      -              34,570
Wittlich, Rhineland, Germany                6.8            76,365
Fourteen facilities with less
  than 30,000 square feet each (2)          5.3           162,338
                                          -----         ---------

Total                                     130.8         1,394,876
                                          =====         ==========

In the Company's opinion, its facilities are suitable for their intended use and are in good condition.

(1)  Leased facility, which expires on April 30, 1998.

(2) Twelve of the facilities are leased with approximately 119,000 square feet.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is defending various claims and legal actions which have arisen in the ordinary course of business. The Company has attempted, where possible, to assess the likelihood of an unfavorable outcome as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and costs are accrued when an unfavorable outcome is determined to be probable and a reasonable estimate can be made. As a result, the Company has an accrual balance of approximately $1.6 million and $1.4 million at December 28, 1996 and December 30, 1995, respectively, to provide for such actions.

Included in such matters are two pending governmental actions associated with hazardous waste sites falling under the Comprehensive Environmental Response Compensation and Liability Act in which the Company has been designated, in conjunction with other parties, as a "potentially responsible party" (PRP). The range of the Company's potential liability for the first site is unknown as the total cost for the site remediation and allocation among the PRPs has not been determined; however, the Company believes such matters are substantially covered by the Company's insurance. The current estimate for remediation at the second site is $15.0 million, for which the Company has agreed under consent decree to pay 1.341 percent (approximately $201,000) over the next five to fifteen years. The Company has paid approximately $103,000 of this amount through December 28, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The names, ages and all positions and offices held by the executive officers of the Company are:

                                                             In this
     Name            Age        Positions and Offices    office since
     ----            ---        ---------------------    ------------

William H. Lawson     60     Chairman of the Board and
                             Chief Executive Officer          1985
John B. Lindsay (1)   54     President                        1995
Jess B. Ford (2)      45     Vice President and
                             Chief Financial Officer          1995
William J. Foreman(3) 60     Vice President                   1995
Kirk M. Nevins(4)     53     Vice President, Sales            1995
Donald R. Hobbs (5)   55     Vice President, Submersible
                             Motor Marketing                  1996

The term of office of each officer is one year and until his successor shall have been elected and qualified at the meeting of the Board of Directors following the Annual Meeting of Shareholders.

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

(4) For the five-year period preceding July 1995, Mr. Nevins was North American Sales Manager of the Company.

(5) For the five-year period preceding April 1996, Mr. Hobbs was Marketing Manager for the submersible motor division of the Company.

                                 PART II
                                 -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

The number of stockholders of record as of February 14, 1997 was 1,240. The Company's stock is traded on NASDAQ National Market: Symbol FELE.

Dividends paid and the price range per common share as quoted in The Wall Street Journal for 1996 and 1995 were as follows:

              DIVIDENDS PER SHARE          PRICE PER SHARE
                 1996  1995             1996               1995
                 ----  ----             ----               ----
                                   Low       High     Low       High
                                   ---       ----     ---       ----
1st Quarter...   $.10  $.08      $31 1/4   $38 1/4  $31       $34 1/2
2nd Quarter...   $.12  $.10      $35       $37      $30       $34 1/2
3rd Quarter...   $.12  $.10      $30 3/4   $35 5/8  $29 1/2   $32 1/2
4th Quarter...   $.12  $.10      $33 3/4   $45 1/4  $28 1/4   $33 1/4

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


FIVE YEAR FINANCIAL SUMMARY
----------------------------

FRANKLIN ELECTRIC CO., INC.
(In thousands, except per share amounts)

                                 1996      1995      1994      1993      1992
                                                     (c)
OPERATIONS:
  Net Sales.................  $300,689  $276,440  $241,440  $206,406  $198,618
  Gross Profit..............    79,053    65,371    63,134    53,131    50,260
  Income before
    extraordinary credit and
    change in accounting
    principle...............    21,510    15,502    18,709    16,103    13,665
  Interest Expense..........     1,308     2,128     2,172     2,949     2,595
  Income Taxes (a)..........    11,827     8,777    11,504     5,796     8,882
  Net Income................    21,510    15,502    18,709    17,096    13,811
  Net Income Available to
    Common Shares...........    21,510    15,502    18,556    16,485    12,218
  Depreciation and
    Amortization............     8,389     8,890     6,961     6,185     4,525
  Capital Expenditures......     6,235     6,111     7,612     6,359     5,833
BALANCE SHEET:
  Working Capital...........    88,224    68,024    50,092    44,819    26,943
  Property, Plant and
    Equipment, Net..........    40,097    41,670    41,896    25,591    24,003
  Total Assets..............   173,459   153,357   151,581   122,703    99,868
  Long-term Debt............    20,276    20,171    20,000    30,016    22,819
  Shareowners' Equity.......  $ 99,823  $ 80,557  $ 64,865  $ 50,127  $ 39,667
OTHER DATA:
  % Net Income to Sales.....      7.2%      5.6%      7.8%      8.3%      7.0%
  % Net Income to Total
    Average Assets..........     13.2%     10.2%     13.6%     15.4%     13.7%
  Current Ratio.............      3.0       2.6       1.9       2.3       1.9
PER SHARE:
  Market Price Range
  High......................  $  45.25  $  34.50  $  36.50  $  37.25  $  25.00
  Low.......................     30.75     28.25     24.50     22.00     17.50
  Income before
    extraordinary credit and
    change in accounting
    principle...............      3.22      2.35      2.84      2.37      1.85
  Net Income per Weighted
    Average Common Share(b).      3.22      2.35      2.84      2.52      1.88
  Book Value................     14.95     12.21      9.92      7.65      5.20
  Cash Dividends on Common
    Stock...................  $   0.46  $   0.38  $   0.29  $   0.15  $    -

(a) Includes credit for cumulative effect of change in accounting principle-SFAS No. 109 "Accounting for Income Taxes" of $993 in 1993; extraordinary credit for tax benefit of loss carryforward of $156 in 1992.

(b)  Fully diluted earnings per share for each year presented was as follows:
1996, $3.18; 1995, $2.34; 1994, $2.83; 1993, $2.50; 1992, $1.88.

(c) Includes only one month of results of operations of Oil Dynamics, Inc., but total assets and liabilities of Oil Dynamics, Inc. at December 31, 1994. If the effect of including Oil Dynamics, Inc. on a fully consolidated basis beginning November 29, 1994 was excluded, net income as a percent of total average assets would have been 15.8 percent and the current ratio would have been 2.3. Previously, the Company maintained an investment in affiliate account approximately equal to 50 percent of the net assets of Oil Dynamics, Inc.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

RESULTS OF OPERATIONS
---------------------
Net sales for 1996 were $300.7 million, a 9 percent increase over 1995 net sales of $276.4 million. This increase is primarily due to higher unit volume at the Company's wholly owned subsidiaries, Oil Dynamics, Inc. (ODI) and FE Petro, Inc., and due to higher average selling prices throughout the Company. In 1994, net sales were $241.4 million. The increase in 1995 net sales over 1994 was principally due to the inclusion of ODI on a fully consolidated basis for 1995 and, to a lesser degree, increases in selling prices and unit volume.

Net income for 1996 was $21.5 million, or $3.22 per share, compared to 1995 net income of $15.5 million, or $2.35 per share. This increase was primarily due to higher net sales and improvements in the operations of ODI and in the Company's European operations. Net income for 1994 was $18.6 million, or $2.84 per share. The decrease from 1994 to 1995 was principally due to an increase in cost of sales as a percent of net sales primarily attributable to ODI and the Company's German subsidiary, a decrease in North American residential submersible motor unit shipment volume, and foreign currency transaction losses.

Cost of sales as a percent of net sales for 1996, 1995 and 1994 was 73.7 percent, 76.4 percent and 73.9 percent, respectively. The decrease in 1996 was primarily due to increased sales and decreases in both fixed and variable manufacturing costs at ODI and the Company's European operations. The 1995 increase was due to increases in fixed manufacturing expenses as a percent of net sales resulting from the full year inclusion of ODI on a consolidated basis which was impacted by a decline in unit volume contributing to lower overhead absorption, as well as increases in expenses supporting the Company's international operations.

Selling and administration expenses as a percent of net sales for 1996, 1995 and 1994 was 15.3 percent, 14.7 percent and 13.8 percent, respectively. The increase in 1996 was primarily due to sales commissions on ODI's sales to Russian oil companies, performance incentives and expenses associated with employee stock awards and stock appreciation rights granted prior to 1996. The 1995 increase was due to the full year inclusion of ODI on a consolidated basis and due to investments in systems and personnel in support of the Company's international operations.

Included in other income, net for 1996, 1995 and 1994 was interest income of $2.1 million, $1.9 million and $1.7 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury bills. Interest expense for 1996, 1995 and 1994 was $1.3 million, $2.1 million and $2.2 million, respectively.

Foreign currency based transactions produced a $0.3 million loss in 1996, a $0.7 million loss in 1995, and a $0.4 million gain in 1994. The foreign currency transaction loss in 1996 was primarily due to unfavorable movements in the South African rand and German mark relative to the U.S. dollar. This loss was partially offset by the movement of the Italian lira relative to the German mark. The foreign currency transaction loss in 1995 was primarily due to the movement of the Italian lira relative to the German mark and the movement of the U.S. dollar relative to the Australian dollar and Mexican peso. The currency transaction gain in 1994 was primarily due to the movement of the U.S. dollar relative to the German mark and the Australian dollar.

The provision for income taxes in 1996, 1995 and 1994 was $11.8 million, $8.8 million and $11.5 million, respectively. The effective tax rate for each year differs from the United States statutory rate of 35 percent principally due to the effects of state and foreign income taxes, net of federal tax benefits.

Equity in the earnings of affiliate was $0.2 million in 1994. Previously a 50 percent owned joint venture, ODI became a 97 percent owned, fully consolidated subsidiary effective November 29, 1994, with the payment by ODI of a cash dividend to the Company's investment partner and a stock dividend to the Company. ODI changed its year-end in 1994 to conform to the Company's year-end. The change did not materially affect the Company's results of operations. In April 1996, the Company purchased the remaining 3 percent of ODI.

Inflation has not had a significant effect on the Company's operations or financial condition.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $30.9 million, $15.5 million and $28.3 million in 1996, 1995 and 1994, respectively. The 1996 increase was due primarily to the increase in net income and decrease in inventories. The decrease in cash flows provided by operating activities in 1995 was due primarily to the decrease in net income, the increase in inventories and the decrease in accrued expenses relative to 1994.

Net cash flows used in investing activities of $38.1 million during 1996 primarily consisted of purchases of short-term marketable securities which were partially offset by proceeds from the maturity of these securities. During 1996, the Company changed its excess cash investment practice to take advantage of higher yields on treasury bills with maturities extending beyond three months. Cash flows used in investing activities in 1996 also included $6.2 million of additions to plant and equipment. Net cash flows used in investing activities of $6.6 million and $6.3 million in 1995 and 1994, respectively, primarily consisted of additions to plant and equipment.

Net cash flows used in financing activities were $2.5 million, $15.5 million and $21.3 million in 1996, 1995 and 1994, respectively. The primary use of cash for financing activities in 1996 was for the payment of dividends on the Company's common stock. In 1995, the Company borrowed $3.5 million on a short-term basis to finance current working capital requirements, of which $3.1 million was repaid by year-end. The Company also repaid $15.2 million of short-term borrowings originating in 1994. During 1994, the Company paid off a $10.0 million note to the estate of Edward J. Schaefer, redeemed all outstanding shares of Class C preferred stock for $5.8 million and purchased 109,979 shares of common stock for $3.8 million. Of the 109,979 shares repurchased, 17,310 shares were issued to Company-sponsored benefit plans to satisfy the Company's obligation to these plans and the remaining shares were retired.

Cash and cash equivalents at the end of 1996 were $23.0 million compared to $32.1 million at the end of 1995. The decrease was due to the investment of excess cash in short-term marketable securities. Working capital increased $20.2 million in 1996 and the current ratio of the Company was 3.0 and 2.6 at the end of 1996 and 1995, respectively.

As further described in Note 12 to the Company's Financial Statements, in January 1997, the Company completed the repurchase of 500,000 shares of its common stock at an aggregate purchase price of $24.0 million. The shares were subsequently retired.

Principal payments on the Company's $20 million of unsecured long-term debt begin in 1998 and continue until 2008 when a balloon payment of $10.0 million will fully retire the debt. In January 1996, the Company entered into an unsecured, five-year $40 million revolving credit agreement (the "Agreement"). The Agreement provides for various borrowing rate options and includes a facility fee on the committed amount. Both of the Company's loan agreements contain certain financial covenants with respect to borrowings, fixed charge coverage, working capital, loans or advances, and investments. The Company was in compliance with all debt covenants in 1996 and 1995.

At December 28, 1996, the Company had $3.7 million of commitments for the purchase of machinery and equipment. During 1997, the Company intends to continue to seek acquisition candidates that are both compatible with and can leverage growth off of existing businesses.

Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet current and future commitments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
---------------------------------------------------------------------

                                          1996      1995      1994
(In thousands, except per share amounts)
---------------------------------------------------------------------
Net sales.............................  $300,689  $276,440  $241,440
Cost of sales (including research
  and development expenses of
  $4,846, $4,742 and $4,244,
  respectively).......................   221,636   211,069   178,306
                                        --------  --------  --------
Gross profit..........................    79,053    65,371    63,134
Selling and administrative expenses...    45,854    40,688    33,313
                                        --------  --------  --------
Operating income......................    33,199    24,683    29,821
Interest expense......................    (1,308)   (2,128)   (2,172)
Other income, net.....................     1,698     2,441     1,955
Foreign exchange gain (loss)..........      (252)     (717)      392
Equity in earnings of affiliate.......       -         -         217
                                        --------  --------  --------
Income before income taxes............    33,337    24,279    30,213
Income taxes (Note 5).................    11,827     8,777    11,504
                                        --------  --------  --------

Net income............................    21,510    15,502    18,709
Dividends on preferred stock..........       -         -         153
                                        --------  --------  --------
Net income available to common shares.  $ 21,510  $ 15,502  $ 18,556
                                        ========  ========  ========


Per share data:

Weighted average common shares........     6,676     6,598     6,537
                                        ========  ========  ========

Net income available per common share.  $   3.22  $   2.35  $   2.84
                                        ========  ========  ========

Dividends per common share............  $    .46  $    .38  $    .29
Dividends per preferred share
  Class C.............................  $    -    $    -    $   2.63



See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
---------------------------------------------------------------------

ASSETS
                                                  1996        1995
(In thousands)
---------------------------------------------------------------------

Current assets:
  Cash and equivalents........................ $ 22,968    $ 32,077
  Marketable securities.......................   31,624         -
  Receivables (less allowances of $1,435
    and $1,351, respectively).................   25,134      22,526
  Inventories:
    Raw materials.............................   15,958      17,080
    Work-in-process...........................    4,942       5,899
    Finished goods............................   32,528      34,614
    LIFO reserve..............................  (11,123)    (11,754)
                                               --------    --------
                                                 42,305      45,839
  Other current assets (including deferred
    income taxes of $7,755 and $7,823,
    respectively).............................    9,485       8,879
                                               --------    --------
      Total current assets....................  131,516     109,321

Property, plant and equipment, at cost:
  Land and buildings..........................   28,335      29,173
  Machinery and equipment.....................   95,457      92,523
                                               --------    --------
                                                123,792     121,696
    Less allowance for depreciation...........   83,695      80,026
                                               --------    --------
                                                 40,097      41,670

Deferred and other assets.....................    1,846       2,366
                                               --------    --------

Total Assets                                   $173,459    $153,357
                                               ========    ========



See Notes to Consolidated Financial Statements.

---------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
                                                  1996        1995
(In thousands)
---------------------------------------------------------------------

Current liabilities:
  Short-term borrowings (Note 6).............. $     21    $    461
  Accounts payable............................   14,049      15,882
  Accrued expenses (Note 4)...................   24,883      23,228
  Income taxes (Note 5).......................    4,339       1,726
                                               --------    --------
    Total current liabilities.................   43,292      41,297

Long-term debt (Note 6).......................   20,276      20,171

Employee benefit plan obligations (Note 3)....    5,741       6,069

Other long-term liabilities...................    4,144       4,956

Deferred income taxes (Note 5)................      183         307

Shareowners' equity (Note 7):
  Common shares outstanding
    6,371 and 6,254, respectively.............      638         626
  Additional capital..........................    7,613       5,683
  Retained earnings...........................   95,961      77,363
  Stock subscriptions.........................     (997)     (1,315)
  Cumulative translation adjustment...........     (625)        600
  Loan to ESOP Trust (Note 3).................   (2,524)     (2,400)
  Minimum pension liability
    adjustment, net of taxes (Note 3).........     (243)        -
                                               --------    --------
    Total shareowners' equity.................   99,823      80,557
                                               --------    --------

Total Liabilities and Shareowners' Equity      $173,459    $153,357
                                               ========    ========



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
---------------------------------------------------------------------------
                                             1996        1995        1994
(In thousands)
---------------------------------------------------------------------------
Cash flows from operating activities:
Net income...............................  $21,510     $15,502     $18,709
Adjustments to reconcile net income to
net cash flows from operating activities:
  Depreciation and amortization..........    8,389       8,890       6,961
  Equity in earnings of affiliate,
    less dividends.......................      -           -          (217)
  Deferred income taxes..................      (56)     (2,091)       (311)
  Gain on disposals of plant
    and equipment........................      (20)        (43)       (132)
  Changes in assets and liabilities:
    Receivables..........................   (3,190)         29      (1,516)
    Inventories..........................    2,164      (7,628)     (2,355)
    Other assets.........................     (291)        417        (572)
    Accounts payable and other
      accrued expenses...................    3,834        (679)      7,168
    Employee benefit plan obligations....     (571)      1,166       2,122
    Other long-term liabilities..........     (827)        (69)     (1,604)
                                           -------     -------     -------
Net cash flows from operating activities.   30,942      15,494      28,253
                                           -------     -------     -------

Cash flows from investing activities:
  Additions to plant and equipment.......   (6,235)     (6,111)     (7,612)
  Proceeds from sale of plant
    and equipment........................      257          70         278
  Acquired cash of subsidiary (Note 2)...      -           -         1,020
  Additions to deferred assets...........     (445)       (630)        -
  Purchases of marketable securities.....  (52,866)        -           -
  Proceeds from maturities of marketable
    securities...........................   21,242         -           -
  Other, net.............................      (69)         78         -
                                           -------     -------     -------
Net cash flows from investing activities.  (38,116)     (6,593)     (6,314)
                                           -------     -------     -------

Cash flows from financing activities:
  Borrowing on long-term debt............      199         -           -
  Repayment of long-term debt (Note 6)...      (97)        -       (10,016)
  Borrowing on line of credit............      -         3,549         -
  Repayment of line of credit............     (393)    (18,300)        (68)
  Redemption of preferred stock (Note 7).      -           -        (5,818)
  Proceeds from issuance of common stock.      811         530         130
  Purchase of treasury stock (Note 7)....      -           -        (3,757)
  Proceeds from stock subscriptions......       25         866         -
  Loan to ESOP Trust.....................     (324)        -           -
  Reduction of loan to ESOP Trust........      200         200         200
  Dividends paid.........................   (2,912)     (2,370)     (1,942)
                                           -------     -------     -------
Net cash flows from financing activities.   (2,491)    (15,525)    (21,271)
                                           -------     -------     -------

Effect of exchange rate changes on cash..      556        (189)       (865)
                                           -------     -------     -------

Net decrease in cash and equivalents.....   (9,109)     (6,813)       (197)
Cash and equivalents at
  beginning of year......................   32,077      38,890      39,087
                                           -------     -------     -------
Cash and equivalents at end of year......  $22,968     $32,077     $38,890
                                           =======     =======     =======


Cash paid during 1996, 1995 and 1994 for interest was $1.3 million, $2.4 million and $2.1 million, respectively. Also, cash paid during 1996, 1995 and 1994 for income taxes was $9.3 million, $12.0 million and $10.0 million, respectively.

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



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share amounts)

                                     Common                                                       Cumulative   Loan to  Minimum
                                     Shares     Common  Additional  Retained   Stock    Treasury  Translation    ESOP   Pension
                                   Outstanding   Stock   Capital    Earnings  Subscrip.   Stock    Adjustment   Trust  Liability
                                   -----------   -----   -------    --------  ---------   -----    ----------   -----  ---------
Balance year end 1993.............  6,230,668    $623    $3,052     $50,621    $  (902)   $  -      $ (467)    $(2,800)  $  -
                                    ---------    ----    ------     -------    -------    ------    ------     -------   -----
Net income........................                                   18,709
Dividends on preferred stock......                                     (153)
Dividends on common stock.........                                   (1,789)
Common stock issued...............     61,450       6     1,575
Increase in stock subscriptions...                                              (1,210)
Currency translation adjustment...                                                                     526
Loan payment from ESOP............                                                                                 200
Treasury stock purchases..........   (109,979)                                            (3,757)
Treasury stock issued.............     17,310                40                              591
Treasury stock retired............                 (9)               (3,157)               3,166
                                    ---------    ----    ------     -------    -------    ------    ------     -------   -----

Balance year end 1994.............  6,199,449    $620    $4,667     $64,231    $(2,112)   $  -      $   59     $(2,600)     -
                                    ---------    ----    ------     -------    -------    ------    ------     -------   -----
Net income........................                                   15,502
Dividends on common stock.........                                   (2,370)
Common stock issued...............     54,553       6     1,084                   (530)
Proceeds from stock subscriptions.                                                 866
Stock subscription amortization
  and adjustment..................                          (68)                   461
Currency translation adjustment...                                                                     541
Loan payment from ESOP............                                                                                 200
                                    ---------    ----    ------     -------    -------    ------    ------     -------   -----

Balance year end 1995.............  6,254,002    $626    $5,683     $77,363    $(1,315)   $  -      $  600     $(2,400)     -
                                    ---------    ----    ------     -------    -------    ------    ------     -------   -----

Net income........................                                   21,510
Dividends on common stock.........                                   (2,912)
Common stock issued...............    117,027      12     1,470
Proceeds from stock subscriptions.                                                  25
Stock subscription amortization
  and adjustment..................                          460                    293
Currency translation adjustment...                                                                  (1,225)
Loan payment from ESOP............                                                                                 200
Loan to ESOP Trust................                                                                                (324)
Minimum pension liability
  adjustment, net of tax benefit..                                                                                        (243)
                                    ---------    ----    ------     -------    -------    ------    ------     -------   -----

Balance year end 1996.............  6,371,029    $638    $7,613     $95,961    $  (997)   $  -      $ (625)    $(2,524)  $(243)
                                    =========    ====    ======     =======    =======    ======    ======     =======   =====


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
FISCAL YEAR--The Company's fiscal year ends on the Saturday nearest December
31. The financial statements and accompanying notes are as of and for the years ended December 28, 1996 (52 weeks), December 30, 1995 (52 weeks) and December 31, 1994 (52 weeks) and are referred to as 1996, 1995 and 1994, respectively.

PRINCIPLES OF CONSOLIDATION--The financial statements include the accounts of the Company and all majority-owned subsidiaries. The accounts of certain foreign subsidiaries are included in the financial statements on their fiscal years ended November 30. Beginning November 29, 1994, the results of operations of Oil Dynamics, Inc. were included on a fully consolidated basis (see Note 2).

CASH EQUIVALENTS--Cash equivalents consist of highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations and generally have original maturities of three months or less.

MARKETABLE SECURITIES--Marketable securities consist of short-term U.S. Treasury Bills with original maturities generally greater than three months. All securities are expected to be held to maturity and, as such, are stated at amortized cost. Due to the nature of these securities, the difference between the amortized cost and fair value is immaterial.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts for cash and equivalents, long-term debt and short-term debt approximate fair value. The fair value of long-term debt is estimated based on current borrowing rates for similar issues. The Company's off-balance sheet instruments are not significant.

INVENTORIES--Inventories are stated at the lower of cost or market. The majority of the cost of domestic inventories is determined using the last-in, first-out (LIFO) method; all remaining inventory costs are determined using the first-in, first-out (FIFO) method. Inventories stated on the LIFO method approximated 64 percent of total inventories in 1996 and 1995. In 1996, due to the liquidation of LIFO inventories, net income increased by $0.5 million.

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

STOCK-BASED COMPENSATION--Management of the Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Employee stock-based compensation will continue to be accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized in the financial statements as the exercise price of the Company's stock options equals the market price of the underlying stock on the dates of the grants.

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

USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to the current year presentation.


2.   INVESTMENT IN AFFILIATE

Summarized below is selected 1994 financial information for the Company's investment in its previously unconsolidated affiliate, Oil Dynamics, Inc.(ODI). Beginning November 29, 1994, ODI was included in the Company's financial statements on a fully consolidated basis.

                                        (In thousands)
------------------------------------------------------

                                             1994

     Net sales................              $44,043
     Gross profit.............               10,735
     Net income...............                  773

On November 29, 1994, control of the previously 50 percent owned ODI was effectively transferred to the Company. The change in control resulted from receipt of a stock dividend (in lieu of a cash dividend received by the investment partner) which increased the Company's ownership interest to approximately 97 percent. The change in control has been accounted for under the purchase method. On April 4, 1996, the Company purchased the remaining 3 percent.

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

Summarized below are the unaudited pro forma consolidated results of operations of the Company and ODI as though control of ODI had been transferred to the Company as of the beginning of 1994. These results include certain pro forma adjustments, primarily increased interest expense, and are not necessarily indicative of the results that would have been obtained had the Company controlled ODI during the respective periods.

                           (In thousands, except per share amounts)
-------------------------------------------------------------------

                                                     1994
Net sales...............................           $285,483
Net income..............................             18,967
Per share data:
    Net income..........................           $   2.88


3.   EMPLOYEE BENEFIT PLANS

PENSION PLANS--The Company's domestic operations maintain four separate pension plans covering substantially all of its U.S. employees. A non-contributory defined benefit pension plan covering substantially all U.S. employees provides benefits based upon years of credited service. A contributory defined benefit pension plan covering substantially all U.S. salaried employees provides benefits based upon the highest average thirty-six consecutive monthly earnings before retirement. A non-contributory defined benefit pension plan covering certain management employees provides benefits in excess of those provided under other plans. A non-contributory defined benefit pension plan covering substantially all other employees of the Company not covered under other plans provides benefits based upon a percentage of monthly earnings for each year of credited service. The Company's funding policy is to make the minimum annual contribution required by applicable regulations.

Net domestic pension cost for 1996, 1995 and 1994 was as follows:

                                            (In thousands)
----------------------------------------------------------------
                                       1996      1995      1994
                                       ----      ----      ----
Service cost....................    $ 2,295   $ 1,846   $ 1,726
Interest on projected
  benefit obligation............      5,291     4,952     4,310
Actual return on plan assets....    (16,769)  (13,082)    1,356
Net amortization and deferral...     11,331     7,559    (6,367)
                                    -------   -------   -------
Net domestic pension cost.......    $ 2,148   $ 1,275   $ 1,025
                                    =======   =======   =======

The following table sets forth the funded status of the Company's domestic plans and accrued pension costs reflected in the Company's balance sheet at year end. The Company's international subsidiaries' pension liabilities have been excluded from the following presentation because the amounts are immaterial.

                                            (In thousands)
----------------------------------------------------------------------
                                 ABO Exceeds Assets Assets Exceed ABO
                                 ------------------ -----------------
                                   1996     1995     1996     1995
                                   ----     ----     ----     ----
Actuarial present value of
  benefit obligations:
    Vested employees...........  $ 1,120  $41,886  $66,271  $19,662
    Nonvested employees........       38    2,071    2,787      802
                                 -------  -------  -------  -------
Accumulated benefit
  obligation (ABO).............    1,158   43,957   69,058   20,464
Additional amount related to
  projected benefit
  or pay increases.............      307      386    5,624    4,853
                                 -------  -------  -------  -------
Projected benefit obligation...    1,465   44,343   74,682   25,317
Fair value of plan assets,
  primarily common stocks and
  bonds, including $23,306
  and $16,500 of the Company's
  common stock in 1996 and
  1995, respectively...........      -     41,013   86,030   29,871
                                 -------  -------  -------  -------
Funded status..................   (1,465)  (3,330)  11,348    4,554
Unrecognized net (gain) loss...      712   (4,037) (18,698)  (4,000)
Unrecognized net obligation
  (asset) at date of initial
  application of SFAS No. 87...      -        273     (242)    (558)
Unrecognized prior service
  cost.........................       32    2,556    4,674     (221)
Adjustment required to
  recognize minimum liability..     (437)    (134)     -        -
                                 -------  -------  -------  -------
Accrued pension liability......  $(1,158) $(4,672) $(2,918) $  (225)
                                 =======  =======  =======  =======

Actuarial Assumptions:
                                      1996        1995       1994
                                      ----        ----       ----
Discount rate..................       7.50%       7.50%    8.0-8.25%
Rate of increase in future
  compensation.................      0-5.0%      0-5.0%       0-5.0%
Expected long-term rate of
  return on plan assets........   8.25-9.0%   8.25-9.0%    8.25-9.0%


Pursuant to the provisions of Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions," the Company recorded in other noncurrent liabilities an additional minimum pension liability adjustment of $437,000 as of December 28, 1996, to recognize the amount of the accumulated plan benefits which exceeds the fair value of the plan assets and the accrued pension liability. At December 28, 1996, the liability exceeded the unrecognized prior service cost resulting in a minimum pension liability, net of taxes, of $243,000 recorded as a reduction of the Company's equity.

401(k)PLAN--Prior to January 1, 1995, the Company maintained a 401(k) Directed Investment Salary Plan (DISP) covering substantially all employees and a Savings Plan (Savings Plan) covering substantially all hourly employees at its Bluffton facility. Effective January 1, 1995, the Company merged the Savings Plan into the DISP.

EMPLOYEE STOCK OWNERSHIP PLAN--The Company maintains an Employee Stock Ownership Plan (ESOP) for substantially all of the its domestic employees excluding hourly employees at its Bluffton and Jonesboro, Indiana; Siloam Springs, Arkansas; and McFarland, Wisconsin, locations.

In June 1996 and in July 1992, the ESOP Trustee acquired additional shares of Company common stock on the open market using the proceeds of a ten-year, $0.3 million loan and a fifteen-year, $3.0 million loan, respectively, from the Company. Under the terms of the variable rate loans (6.31 percent at December 28, 1996), principal plus interest is payable in equal annual installments. The shares of stock purchased with the loan proceeds are collateral for the loan and are considered outstanding for purposes of calculating earnings per share.

At December 28, 1996, 87,186 shares were allocated to the accounts of participants, 10,968 shares were committed to be released and allocated to the accounts of participants for service rendered during 1996, and 87,503 shares were held by the ESOP Trust in suspense.

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

The following table sets forth the interest expense and Company contributions to the ESOP and 401(k) Plan (dividends on the Company's common stock held by the ESOP are not used for debt service):

                                                   (In thousands)
--------------------------------------------------------------------
                                               1996    1995    1994
                                               ----    ----    ----

Interest expense incurred by the Plan
  on ESOP debt.............................  $  153  $  155    $167
Company contributions to ESOP and 401(k)...   1,217   1,292     992

POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS--The Company's postretirement plan covers domestic employees hired prior to 1992. The Company effectively capped its cost for such benefits through plan amendments made in 1992 freezing Company contributions for health and life insurance benefits at 1991 levels for current and future beneficiaries with actuarially reduced benefits for employees who retire before age 65.

Net postretirement benefit cost for 1996, 1995 and 1994 was as follows:

                                                   (In thousands)
--------------------------------------------------------------------
                                               1996    1995    1994
                                               ----    ----    ----

Service cost...............................  $  244  $  219  $  246
Interest cost..............................     803     837     806
Amortization of transition obligation......     489     489     489
Net amortization and deferral..............      59       7      83
                                             ------  ------  ------

Net postretirement benefit cost............  $1,595  $1,552  $1,624
                                             ======  ======  ======

The following table sets forth the funded status of the Company's postretirement benefit plans and accrued postretirement benefit cost reflected in the Company's balance sheet at year end:

                                                    (In thousands)
-------------------------------------------------------------------
                                                  1996       1995
                                                  ----       ----

Accumulated postretirement benefit obligation
     Retirees................................   $(7,640)   $(7,939)
     Active employees........................    (3,562)    (3,318)
                                                -------    -------
                                                (11,202)   (11,257)
     Unrecognized net obligation at date
       of adoption of SFAS No. 106...........     7,823      8,312
     Unrecognized net loss...................     1,714      1,773
                                                -------    -------
     Accrued postretirement benefit cost.....   $(1,665)   $(1,172)
                                                =======    =======

The discount rate used in determining the accumulated postretirement benefit obligation was 7.50, 7.50 and 8.25 percent in 1996, 1995 and 1994, respectively.


4.   ACCRUED EXPENSES

Accrued expenses consisted of:

                                                (In thousands)
------------------------------------------------------------------
                                             1996            1995
                                             ----            ----

Salaries, wages and commissions.......    $ 7,178         $ 6,100
Product warranty costs................      4,719           4,745
Insurance.............................      4,896           4,843
Employee benefits.....................      2,818           2,971
Other.................................      5,272           4,569
                                          -------         -------
                                          $24,883         $23,228
                                          =======         =======


5.   INCOME TAXES

Income before income taxes consisted of:

                                            (In thousands)
-------------------------------------------------------------------
                                   1996         1995         1994
                                   ----         ----         ----

Domestic....................     $27,664      $23,647      $28,202
Foreign.....................       5,673          632        2,011
                                 -------      -------      -------
                                 $33,337      $24,279      $30,213
                                 =======      =======      =======

The income tax provision consisted of:
                                            (In thousands)
-------------------------------------------------------------------
                                    1996         1995        1994
                                    ----         ----        ----

Currently payable:
  Federal...................     $ 8,110       $8,714      $ 7,966
  Foreign...................       1,611          113        1,277
  State.....................       2,162        2,041        2,572
Deferred:
  Federal...................         (44)      (2,293)         169
  Foreign...................          50          343         (408)
  State.....................         (62)        (141)         (72)
                                 -------       ------      -------
                                 $11,827       $8,777      $11,504
                                 =======       ======      =======

Significant components of the Company's deferred tax assets and liabilities were as follows:
                                                  (In thousands)
-------------------------------------------------------------------
                                                1996         1995
                                                ----         ----
Deferred tax assets:
  Accrued expenses and reserves.............. $ 6,835      $ 6,033
  Compensation and employee benefits.........   4,380        4,516
  Foreign tax credits........................     -            385
  Other items................................     670          744
                                              -------      -------
    Total deferred tax assets................  11,885       11,678
                                              -------      -------

Deferred tax liabilities:
  Accelerated depreciation on fixed assets...   4,132        4,055
  Other items................................     181          107
                                              -------      -------
    Total deferred tax liabilities...........   4,313        4,162
                                              -------      -------

Net deferred tax assets...................... $ 7,572      $ 7,516
                                              =======      =======

The portions of current and non-current deferred tax assets and liabilities were as follows:

                                  (In thousands)
-----------------------------------------------------------------
                           1996                     1995
                   ---------------------    ---------------------
                   Deferred   Deferred      Deferred   Deferred
                     Tax        Tax           Tax        Tax
                    Assets   Liabilities     Assets   Liabilities
                    ------   -----------     ------   -----------

  Current........   $ 7,840    $   85        $ 7,908    $   85
  Non-current....     4,045     4,228          3,770     4,077
                    -------    ------        -------    ------
  Total..........   $11,885    $4,313        $11,678    $4,162
                    =======    ======        =======    ======

There was no valuation allowance for deferred tax assets required in 1996 or 1995.

The differences between the statutory and effective tax rates were as follows:

------------------------------------------------------------------
                                     1996        1995        1994
                                     ----        ----        ----

U.S. Federal statutory rate......    35.0%       35.0%       35.0%
State income taxes, net of
  federal benefit................     4.1         5.1         5.4
Effect of higher foreign
  tax rates......................     (.5)        1.0          .5
Earnings of foreign sales
  corporation ...................    (3.1)        (.4)        (.3)
Utilization of foreign
  tax credits....................      -         (5.2)       (3.9)
Other items......................      -           .7         1.7
                                     -----       -----       -----
                                     35.5%       36.2%       38.4%
                                     =====       =====       =====

Accumulated undistributed earnings of foreign subsidiaries expected to be permanently invested approximated $5.2 million at December 28, 1996. The Company does not anticipate incurring any tax should these earnings be repatriated in the future.


6.   DEBT

Short-term debt consisted of:
                                               (In thousands)
---------------------------------------------------------------
                                              1996        1995
                                              ----        ----

Bank--other.............................      $ -         $452
                                              ====        ====


Long-term debt consisted of:
                                               (In thousands)
---------------------------------------------------------------
                                              1996        1995
                                              ----        ----

Insurance Company--6.31%, principal
  payments of $1.0 million due in
  annual installments, starting in
  1998 with a balloon payment of
  $10,000 in 2008.......................   $20,000     $20,000
Bank--other.............................       297         180
                                           -------     -------
                                            20,297      20,180
Less current maturities.................        21           9
                                           -------     -------
                                           $20,276     $20,171
                                           =======     =======

Both the Company's short-term borrowings and long-term debt are unsecured. The Company's long-term debt agreement provides for certain financial covenants relative to working capital, additional borrowings, loans or advances, and investments. The Company was in compliance with all financial covenants in 1996 and 1995.

On January 5, 1996, the Company entered into an unsecured, five-year $40 million revolving credit agreement (the "Agreement"). The Agreement, which includes a facility fee of one-tenth of one percent on the committed amount, provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company's ratio of debt to consolidated tangible net worth. The Agreement contains certain financial covenants with respect to borrowings, fixed charge coverage, working capital, loans or advances, and investments.


7.   SHAREOWNERS' EQUITY

The Company had 6,371,029 shares of common stock (10,000,000 shares authorized, $.10 par value) outstanding at the end of 1996. On January 26, 1994, the Company purchased 109,979 common shares for $3.8 million under the terms of a stock redemption agreement entered into in 1988 with Edward J. Schaefer, co-founder of the Company. Under the terms of the agreement, the Company had the right, but not the obligation, to purchase any and all shares that the estate elected to sell. Of the 109,979 shares repurchased, 17,310 were re-issued to Company-sponsored employee benefit plans and the remaining shares were retired.

Stock subscriptions are principally deferred costs recognized in connection with the issuance of common stock under the 1988 Incentive Award Plan and loans to officers under the 1988 Purchase Plan.

During the first quarter of 1994, the Company redeemed all outstanding shares of Class C Cumulative Preferred Stock for its stated value of $5.8 million.


8.   STOCK BASED COMPENSATION

At December 28, 1996, the Company had seven stock-based compensation plans which are described as follows.

FIXED STOCK OPTION PLANS--The Company has authorized the grant of options to purchase common stock of the Company to employees and non-employee directors of the Company and its subsidiaries under five fixed stock option plans. The plans and the number of authorized shares available for grants are as follows:

                                                                    Shares
                                                                    ------
  1981 Incentive Stock Option Plan (1981 Plan)                      555,000
  1986 Non-Qualified Stock Option Plan (1986 Plan)                  555,000
  1996 Employee Stock Option Plan (1996 Plan)                       600,000
  1990 Non-Employee Director Stock Option Plan (1990 Director Plan) 60,000 1996 Non-Employee Director Stock Option Plan (1996 Director Plan) 90,000

Under each of the above plans, the exercise price of each option equals the market price of the Company's common stock on the date of grant and the options expire ten years after the date of the grant. Generally, options granted under the 1981 Plan, the 1986 Plan, and the 1996 Plan vest 20 percent a year and become fully vested and exercisable after five years. Options granted under the 1990 and 1996 Director Plans vest 33 percent a year and become fully vested and exercisable after three years.

A summary of the Company's fixed stock option plans activity and related information for 1996, 1995 and 1994 follows:


                              1996                       1995                         1994
                     -------------------------   -------------------------   -------------------------
                              Weighted-Average            Weighted-Average            Weighted-Average
Fixed Options        Shares   Exercise Price     Shares   Exercise Price     Shares   Exercise Price
-------------        -------  ----------------   -------  ----------------   -------  ----------------
Outstanding at
  beginning of year  861,092     $18.69          753,645     $15.90          513,095     $10.34
Granted              116,500      41.74          192,000      31.82          254,000      26.71
Exercised           (121,467)      6.90          (34,553)     15.36          (13,450)      8.39
Forfeited             (6,000)     22.13          (50,000)     29.25              -           -
                     -------                     -------                     -------
Outstanding at
  end of year        850,125     $23.51          861,092     $18.69          753,645     $15.90
                     =======                     =======                     =======


The following summarizes information about fixed stock options outstanding at December 28, 1996:


                                 Options Outstanding                           Options Exercisable
                    --------------------------------------------------    ------------------------------
                      Number       Weighted-Average                         Number
   Range of         Outstanding       Remaining       Weighted-Average    Exercisable   Weighted-Average
Exercise Prices     at 12/28/96    Contractual Life    Exercise Price     at 12/28/96    Exercise Price
---------------     -----------    ----------------   ----------------    -----------   ----------------
$ 3.38 to 10.00       265,025        2.60 years            $ 7.66           265,025          $ 7.66
 10.01 to 30.00       270,000        7.02                   25.08           129,000           23.53
 30.01 to 42.00       315,100        8.96                   35.49            43,800           31.80
                      -------                                               -------

$ 3.38 to 42.00       850,125        6.36                  $23.51           437,825          $14.75
                      =======                                               =======


For pro forma information regarding net income and earnings per share, the fair value for the options awarded in 1996 and 1995 for all fixed stock option plans was estimated as of the date of the grant using a Black-Scholes option valuation model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.18 percent and 6.42 percent; dividend yields of 1.4 percent; volatility factors of the expected market price of the Company's common stock of .257 and .260; and a weighted-average expected life of the option of six years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Therefore, in the year of adoption and subsequently affected years, the effects of applying SFAS No. 123 for providing pro forma net income and earnings per share are not likely to be representative of the effects on reported income in future years. The Company's pro forma information follows:

                             (In thousands, except per share amounts)
----------------------------------------------------------------------
                                                  1996          1995
                                                  ----          ----
 Reported net income                            $21,510       $15,502
 Pro forma net income                           $21,245       $15,362

 Reported net income available per common share   $3.22         $2.35
 Pro forma net income available per common share  $3.18         $2.33

The Black-Scholes option valuation model used by the Company was developed for use in estimating the fair value of fully tradable options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. It is management's opinion that the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

ADDITIONAL AWARD PLANS--The Company has authorized the grant of up to 888,000 restricted shares of its common stock to employees of the Company and its subsidiaries under the 1988 Stock Incentive Award Plan (1988 Award Plan). Vesting of shares awarded under the 1988 Award Plan is contingent upon increases in the Company's actual Return on Equity (ROE) during the restriction period relative to an established threshold ROE. No shares were awarded under the 1988 Award Plan during 1996 or 1995. At December 28, 1996, 671,936 shares were reserved for future awards.

The Company has allocated 888,000 shares of its common stock for the 1988 Executive Stock Purchase Plan (1988 Purchase Plan). Under this plan executives of the Company and its subsidiaries are awarded the right to purchase shares of its common stock through a Company loan. The purchase price per share is the closing price of a share on the day prior to the date of purchase. During 1995, 20,000 shares were awarded under the 1988 Purchase Plan. No shares were awarded in 1996. At December 28, 1996, 512,800 shares were reserved for future awards.


9.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company's single business segment is the design, manufacture and sale of electric motors, electronic controls and related equipment. These products are sold to original equipment manufacturers in the United States, Canada, Europe, Australia, South Africa, Mexico and other world markets.

Manufacturing plants are located in the United States, Germany, Czech Republic, Italy and South Africa.

GEOGRAPHICAL AREAS                        (In thousands)
---------------------------------------------------------------------
                                1996           1995           1994
                                ----           ----           ----

NET SALES
North America..............   $252,007       $225,958       $200,216
Foreign....................     48,682         50,482         41,224
                              --------       --------       --------
                              $300,689       $276,440       $241,440
                              ========       ========       ========

OPERATING MARGIN
North America..............    $44,011        $38,885        $43,030
Foreign....................      7,425          2,148          3,342
Equity in earnings of
  affiliate................        -              -              217
Interest expense...........     (1,308)        (2,128)        (2,172)
Interest income............      2,052          1,866          1,678
Corporate expenses.........    (18,843)       (16,492)       (15,882)
                               -------        -------        -------
Income before taxes........    $33,337        $24,279        $30,213
                               =======        =======        =======

IDENTIFIABLE ASSETS
North America..............   $ 81,570       $ 84,013       $ 82,247
Foreign....................     29,966         29,697         24,188
Corporate .................     61,923         39,647         45,146
                              --------       --------       --------
                              $173,459       $153,357       $151,581
                              ========       ========       ========

The Company has no single geographic area within its foreign operations whose revenues or assets exceed 10 percent of such amounts on a consolidated basis. The Company had $49.4 million, $32.7 million and $23.2 million of export sales (from domestic sources) in 1996, 1995 and 1994, respectively, to various geographic areas, of which no single geographic area was significant.

One customer accounted for 12.5 percent, 12.9 percent and 14.1 percent of the consolidated sales in 1996, 1995 and 1994, respectively.


10.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial information for the years 1996 and 1995 is as follows:
                          (In thousands, except per share amounts)
--------------------------------------------------------------------
                                                      Net Income
                                                      Per Weighted
                       Net      Gross       Net       Average
                     Sales      Profit      Income    Common Share
--------------------------------------------------------------------
1996
1st Quarter       $ 62,754     $14,910     $ 3,008      $ .45
2nd Quarter         73,107      19,212       5,081        .76
3rd Quarter         79,380      20,000       5,612        .84
4th Quarter         85,448      24,931       7,809       1.17
                  --------     -------     -------      -----
                  $300,689     $79,053     $21,510      $3.22
                  ========     =======     =======      =====

--------------------------------------------------------------------
1995
1st Quarter       $ 59,788     $13,297     $ 1,644      $ .25
2nd Quarter         76,442      17,573       4,542        .69
3rd Quarter         66,188      14,954       3,301        .50
4th Quarter         74,022      19,547       6,015        .91
                  --------     -------     -------      -----
                  $276,440     $65,371     $15,502      $2.35
                  ========     =======     =======      =====


11.  CONTINGENT LIABILITIES AND COMMITMENTS

The Company is defending various claims and legal actions which have arisen in the ordinary course of business. The Company has attempted, where possible, to assess the likelihood of an unfavorable outcome as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and costs are accrued when an unfavorable outcome is determined to be probable and a reasonable estimate can be made. As a result, the Company has an accrual balance of approximately $1.6 million and $1.4 million at December 28, 1996 and December 30, 1995, respectively, to provide for such actions.

Included in such matters are two pending governmental actions associated with hazardous waste sites falling under the Comprehensive Environmental Response Compensation and Liability Act in which the Company has been designated, in conjunction with other parties, as a "potentially responsible party" (PRP). The range of the Company's potential liability for the first site is unknown as the total cost for the site remediation and allocation among the PRPs has not been determined; however, the Company believes such matters are substantially covered by the Company's insurance. The current estimate for remediation at the second site is $15.0 million, for which the Company has agreed under consent decree to pay 1.341 percent (approximately $201,000) over the next five to fifteen years. The Company has paid approximately $103,000 of this amount through December 28, 1996.

Total rent expense charged to operations for operating leases including contingent rentals was $2.4 million, $2.0 million and $1.3 million for 1996, 1995 and 1994, respectively. The future minimum rental payments for noncancellable operating leases as of December 28, 1996, are as follows:
1997, $.7 million; 1998, $.3 million and 1999, $.2 million. Rental commitments subsequent to 1999 are not material.


12.   SUBSEQUENT EVENTS

In January 1997, pursuant to the stock repurchase plan authorized by the Company's Board of Directors in October 1996, the Company completed three separate, privately negotiated transactions to repurchase 500,000 shares of the Company's common stock for a total purchase price of $24.0 million. Of these shares, 175,000 were repurchased from a director of the Company. The shares were subsequently retired.

INDEPENDENT AUDITORS' REPORT
----------------------------


To the Shareowners and Directors,
     Franklin Electric Co., Inc.

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and consolidated subsidiaries as of December 28, 1996 and December 30, 1995 and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended December 28, 1996. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and consolidated subsidiaries as of December 28, 1996 and December 30, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
January 30, 1997

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.


                                  PART III
                                  --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information concerning directors required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 1997, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT."


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 1997, under the headings of "INFORMATION ABOUT THE BOARD AND ITS COMMITTEES," "SUMMARY COMPENSATION TABLE," "OPTION GRANTS IN 1996 FISCAL YEAR" AND "1996 FISCAL YEAR-END OPTION VALUES," "COMPENSATION PURSUANT TO PLANS" and "AGREEMENTS," and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 1997, under the heading of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 1997, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "AGREEMENTS," and is incorporated herein by reference.


                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                                                          Form 10-K
                                                       Annual Report
                                                           (page)
                                                       -------------
(a)  1.   Financial Statements - Franklin Electric
          ----------------------------------------

          Independent Auditors' Report
          Consolidated Statements of Income for the
            three years ended December 28, 1996
          Consolidated Balance Sheets, as of
            December 28, 1996 and December 30, 1995
          Consolidated Statements of Cash Flows
            for the three years ended December 28, 1996
          Consolidated Statements of Shareowners' Equity
            for the three years ended December 28, 1996
          Notes to Consolidated Financial Statements
            (including quarterly financial data)

     2.   Financial Statement Schedules - Franklin Electric
          -------------------------------------------------

          II Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

     3.   Exhibits
          --------

          See the Exhibit Index.
          Management Contract or Compensatory Plan or
          Arrangement is denoted by an asterisk (*).

(b) Reports on Form 8-K filed during the fourth quarter ended December 28, 1996: None.

(c)  See the Exhibit Index.

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

                                             WILLIAM H. LAWSON
                                        ---------------------------
                                        William H. Lawson
                                        Chairman of the Board
                                        Chief Executive Officer
(Date) February 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     WILLIAM H. LAWSON                   Chairman of the Board
--------------------------------------   Chief Executive Officer
William H. Lawson    February 14, 1997   (Principal Executive Officer)


     JOHN B. LINDSAY
--------------------------------------
John B. Lindsay      February 14, 1997   President and Director


     JESS B. FORD                        Vice President and Chief
--------------------------------------   Financial Officer (Principal
Jess B. Ford         February 14, 1997   Financial and Accounting
                                         Officer)

     ROBERT H. LITTLE
--------------------------------------
Robert H. Little     February 14, 1997   Director


     PATRICIA SCHAEFER
--------------------------------------
Patricia Schaefer    February 14, 1997   Director


     DONALD J. SCHNEIDER
--------------------------------------
Donald J. Schneider  February 14, 1997   Director


     GERARD E. VENEMAN
--------------------------------------
Gerard E. Veneman    February 14, 1997   Director


     JURIS VIKMANIS
--------------------------------------
Juris Vikmanis       February 14, 1997   Director


     HOWARD B. WITT
--------------------------------------
Howard B. Witt       February 14, 1997   Director

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      For the years 1996, 1995 and 1994
                                (In thousands)
                                --------------


                                     Additions
                     Balance at      charged to                      Balance
                     beginning       costs and                       at end
 Description         of period        expenses      Deductions      of period
 -----------         ---------        --------      ----------      ---------
                                                        (A)


Allowance for doubtful accounts:


   1996                $1,351           $227            $143          $1,435
                       ======           ====            ====          ======

   1995                $1,271           $190            $110          $1,351
                       ======           ====            ====          ======

   1994                $1,269           $201            $199          $1,271
                       ======           ====            ====          ======




NOTES:
------

     (A)  Uncollectible accounts written off, net of recoveries

                        FRANKLIN ELECTRIC CO., INC.
                     EXHIBIT INDEX FOR THE FISCAL YEAR
                          ENDED DECEMBER 28, 1996
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

  10.7 Employment Agreement dated October 23, 1995 between the Company and Jess B. Ford (incorporated herein by reference to Exhibit 10.7 of the Company's form 10-K for the fiscal year ended December 30, 1995)

  10.8 Employment Agreement dated December 5, 1986 between the Company and William H. Lawson (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended
        December 28, 1991)*

  10.9 Credit Agreement dated as of January 5, 1996 between the Company and various commercial banks(incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-K for the fiscal year ended December 30, 1995)

  10.10 1996 Franklin Electric Co., Inc., Employee Stock
        Option Plan (incorporated herein by reference to the Company's 1996 Proxy Statement for the Annual
        Meeting held on April 12, 1996, and included as Exhibit A to the Proxy Statement)*

  10.11 1996 Franklin Electric Co., Inc., Non-Employee
        Director Stock Option Plan (incorporated herein by reference to the Company's 1996 Proxy Statement for the Annual Meeting held on April 12, 1996, and included as Exhibit B to the Proxy Statement)*

  11    Primary Earnings per Share and Fully Diluted
        Earnings per Share
  21    Subsidiaries of the Registrant
  23    Consent of Independent Auditors
  27    Financial Data Schedule

     * Management contract or compensatory plan or arrangement

                                                          EXHIBIT 11
                                                          ----------

                        FRANKLIN ELECTRIC CO., INC.

      PRIMARY EARNINGS PER SHARE AND FULLY DILUTED EARNINGS PER SHARE
                                ------------

(In thousands, except per share amounts)
                                              Year Ended
                               -------------------------------------
                              December 28, December 30, December 31,
                                 1996         1995         1994
                               ---------    ---------    --------

Net income available
  to common shares and
  common share equivalents.....  $21,510      $15,502      $18,556
                                 =======      =======      =======

Shares outstanding,
  beginning of period..........    6,254        6,199        6,231

Weighted average of options
  issued during the period.....      -            -             19

Dilutive effect of options
  outstanding during the
  period.......................      349          364          337

Weighted average of common
  shares issued during
  the period...................       73           35           53

Weighted average common
  shares repurchased during
  the period...................      -            -           (103)
                                 -------      -------      -------

Weighted average primary
  shares outstanding during
  the period...................    6,676        6,598        6,537

Additional dilutive effect
  of options outstanding
  during the period............       87           16           27
                                 -------      -------      -------

Weighted average fully
  diluted shares outstanding
  during the period............    6,763        6,614        6,564
                                 =======      =======      =======

Earnings per share
  Primary......................  $  3.22      $  2.35      $  2.84
                                 =======      =======      =======

  Fully diluted................  $  3.18      $  2.34      $  2.83
                                 =======      =======      =======

                                                          EXHIBIT 21
                                                          ----------

                        FRANKLIN ELECTRIC CO., INC.

                       SUBSIDIARIES OF THE REGISTRANT
                                ------------

                                                           Percent of
                                       State or country      voting
                                       of incorporation   stock owned
                                       ----------------   -----------
Subsidiaries consolidated:

  FE Petro, Inc.                            Indiana             100

  Oil Dynamics, Inc.                        Oklahoma            100

  Franklin Electric Subsidiaries, Inc.
    [inactive]                              Indiana             100

  Franklin Electric International, Inc.     Delaware            100

  Franklin Electric AG                      Switzerland         100

  Franklin Electric B.V.                    Netherlands         100

  Franklin Electric Europa, GmbH            Germany             100

  Franklin Electric spol s.r.o.             Czech Republic      100

  Franklin Electric S.r.l.                  Italy               100

  Franklin Electric (Australia) Pty. Ltd.   Australia           100

  Franklin Electric (South Africa)
    Pty. Limited                            South Africa        100

  Franklin Electric of Canada, Limited
    [inactive]                              Canada              100

  Franklin Electric Foreign Sales
    Corporation                             U.S. Virgin Islands 100

  Motores Franklin S.A. de C.V.             Mexico              100

                                                        EXHIBIT 23
                                                        ----------


INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in the Registration Statements of Franklin Electric Co., Inc. on Form S-8 (file numbers 33-35958, 33-35960, 33-35962 and 33-38200) of our report dated January 30, 1997 appearing in the Annual Report on Form 10-K of Franklin Electric Co., Inc. for the year ended December 28, 1996.



DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
February 20, 1997