Form 10-Q
period 1997-03-29
FRANKLIN ELECTRIC CO INC
filed 1997-05-08
CIK 38725

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               ----------

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 29, 1997
                                          --------------
                                 OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from       to
                                          -----    -----

                      Commission file number 0-362

                       FRANKLIN ELECTRIC CO., INC.
                       ---------------------------
       (Exact name of registrant as specified in its charter)

           Indiana                                     35-0826-7455
 -------------------------------                   -------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

          400 East Spring Street
            Bluffton, Indiana                            46714
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)

                            (219) 824-2900
         ----------------------------------------------------
         (Registrant's telephone number, including area code)

                            Not Applicable
              ------------------------------------------
              (Former name, former address and former
               fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

             YES   X                                  NO
                 -----                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
     Class of Common Stock                    May 2, 1997
     ---------------------                  ----------------
        $.10 par value                      5,892,529 shares

                      FRANKLIN ELECTRIC CO., INC.

                                 Index

PART I.     FINANCIAL INFORMATION
---------------------------------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of March 29, 1997 (Unaudited)
            and December 28, 1996

            Condensed Consolidated Statements of
            Income for the Three Months Ended
            March 29, 1997 and March 30, 1996 (Unaudited)

            Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            March 29, 1997 and March 30, 1996 (Unaudited)

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

   Item 6.  Exhibits and Reports on Form 8-K



Signatures
----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                                March 29,    December 28,
                                                1997           1996
                                            (Unaudited)     (Audited)
                                            -----------     ---------
ASSETS
Current assets:
  Cash and equivalents......................  $  3,507      $ 22,968
  Marketable securities.....................    14,920        31,624
  Receivables, less allowances of
    $1,468 and $1,435, respectively.........    26,505        25,134
  Inventories (Note 2)......................    52,116        42,305
  Other current assets (including
    deferred income taxes of $7,557
    and $7,755, respectively)...............     9,000         9,485
                                              --------      --------
    Total current assets....................   106,048       131,516
Property, plant and equipment, net (Note 3).    37,799        40,097
Deferred and other assets...................     1,491         1,846
                                              --------      --------
Total assets................................  $145,338      $173,459
                                              ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings.....................  $     19      $     21
  Accounts payable..........................     8,742        14,049
  Accrued expenses..........................    22,640        24,883
  Income taxes..............................     4,522         4,339
                                              --------      --------
    Total current liabilities...............    35,923        43,292
Long-term debt..............................    20,249        20,276
Employee benefit plan obligations...........     6,469         5,741
Other long-term liabilities.................     4,118         4,144
Deferred income taxes.......................       182           183

Shareowners' equity:
  Common stock (Note 5).....................       589           638
  Additional capital........................     8,038         7,613
  Retained earnings.........................    74,499        95,961
  Stock subscriptions.......................      (829)         (997)
  Cumulative translation adjustment.........    (1,365)         (625)
  Loan to ESOP Trust........................    (2,292)       (2,524)
  Minimum pension liability adjustment,
    net of taxes............................      (243)         (243)
                                              --------      --------
    Total shareowners' equity...............    78,397        99,823
                                              --------      --------
Total liabilities and shareowners' equity...  $145,338      $173,459
                                              ========      ========


       See Notes to Condensed Consolidated Financial Statements.

                      FRANKLIN ELECTRIC CO., INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

(In thousands, except per share amounts)

                                               Three Months Ended
                                               ------------------
                                             March 29,     March 30,
                                               1997          1996
                                               ----          ----

Net sales                                    $64,200       $62,754

Costs and expenses:
  Cost of sales...........................    47,709        47,794
  Selling and administrative expenses.....    11,464        10,254
  Interest expense........................       345           320
  Other income, net.......................      (497)         (472)
                                             -------       -------
                                              59,021        57,896

Income before income taxes................     5,179         4,858

Income taxes..............................     1,984         1,850
                                             -------       -------
Net income................................   $ 3,195       $ 3,008
                                             =======       =======

Per share data:

  Weighted average common shares..........     6,468         6,661
                                             =======       =======
  Net income available to common shares...   $   .49       $   .45
                                             =======       =======
  Dividends per common share..............   $   .12       $   .10
                                             =======       =======


  See Notes to Condensed Consolidated Financial Statements.

                     FRANKLIN ELECTRIC CO., INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

(In thousands)                                 Three Months Ended
                                               ------------------
                                             March 29,     March 30,
                                               1997          1996
                                               ----          ----
Cash flows from operating activities:
Net income................................   $ 3,195       $ 3,008
Adjustments to reconcile net income to net
  cash flows from operating activities:
  Depreciation and amortization...........     1,816         2,111
  Deferred income taxes...................        -            132
  Loss (gain) on disposals of plant
    and equipment.........................        38           (25)
  Changes in assets and liabilities:
    Receivables...........................    (1,772)       (3,671)
    Inventories...........................   (10,688)      (11,407)
    Other current assets..................        34          (109)
    Accounts payable and other accrued
      expenses............................    (6,496)       (4,095)
    Employee benefit plan obligations.....       728           283
    Other long-term liabilities...........        (5)         (206)
                                             -------       -------
      Net cash flows from
        operating activities..............   (13,150)      (13,979)
                                             -------       -------
Cash flows from investing activities:
  Additions to plant and equipment........      (354)         (452)
  Proceeds from sale of plant and
    equipment.............................       964            -
  Proceeds from maturities of marketable
    securities ...........................    16,704            -
  Other, net..............................       207          (222)
                                             -------       -------
    Net cash flows from
      investing activities................    17,521          (674)
                                             -------       -------
Cash flows from financing activities:
  Additions to long-term debt.............        -            236
  Repayment of short-term debt............        -           (259)
  Proceeds from issuance of common stock..       399           358
  Purchase of common stock ...............   (24,000)           -
  Proceeds from stock subscriptions.......       100            25
  Reduction of loan from ESOP Trust.......       232           200
  Dividends paid..........................      (707)         (629)
                                             -------       -------
    Net cash flows from
      financing activities................   (23,976)          (69)
                                             -------       -------
Effect of exchange rate changes on cash...       144           239
                                             -------       -------
Net decrease in cash and equivalents......   (19,461)      (14,483)
Cash and equivalents at
  beginning of period.....................    22,968        32,077
                                             -------       -------
Cash and equivalents at end of period.....   $ 3,507       $17,594
                                             =======       =======


       See Notes to Condensed Consolidated Financial Statements.

                     FRANKLIN ELECTRIC CO., INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 28, 1996.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                               March 29,  December 28,
                                               1997         1996
                                               ----         ----
Raw Materials........................        $16,776      $15,958
Work in Process......................          4,946        4,942
Finished Goods.......................         41,644       32,528
LIFO Reserve.........................        (11,250)     (11,123)
                                             -------      -------
Total Inventory......................        $52,116      $42,305
                                             =======      =======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment at cost consists of the following:

(In thousands)                               March 29,  December 28,
                                               1997         1996
                                               ----         ----
Land and Building....................        $27,314      $28,335
Machinery and Equipment..............         93,681       95,457
                                             -------      -------
                                             120,995      123,792
Allowance for Depreciation...........         83,196       83,695
                                             -------      -------
                                             $37,799      $40,097
                                             =======      =======


Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 1997 and 1996 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.


Note 5:  Shareowners' Equity
----------------------------

The Company had 5,892,529 shares of common stock (10,000,000 shares authorized, $.10 par value) outstanding as of March 29, 1997.

On January 29, 1997, pursuant to the stock repurchase plan authorized by the Company's Board of Directors in October 1996, the Company completed three separate, privately negotiated transactions to repurchase 500,000 shares of the Company's common stock for a total purchase price of $24.0 million. Of these shares, 175,000 were repurchased from a director of the Company. The shares were subsequently retired.


Note 6:  Earnings Per Share
---------------------------

In February 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which simplifies the method for computing earnings per share. Under the new requirements, primary earnings per share will be replaced with basic earnings per share. The statement, which will not impact the results of operations, financial position or cash flows of the company, is effective for financial statements issued for periods ending after December 15, 1997 and will be adopted by the Company in the fourth quarter of 1997.

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------


Operations
----------

Net sales for the first quarter of 1997 were $64.2 million, a 2 percent increase over 1996 first quarter net sales of $62.8 million. The increase in net sales was primarily due to increased export sales. Net income for the first quarter of 1997 was $3.2 million, or $.49 per share, compared to net income of $3.0 million, or $.45 per share, for the same period a year ago. The increase in net income is attributable to higher net sales and lower cost of sales as a percentage of net sales. Cost of sales as a percentage of net sales for the first quarter of 1997 was 74.3 percent compared to 76.2 percent for the same period in 1996. The decrease is principally attributable to favorable manufacturing variances.

Selling and administrative expenses as a percent of net sales for the first quarter of 1997 was 17.9 percent compared to 16.3 percent for the same period in 1996. The increase is primarily a result of higher commissions paid due to the increase in export sales.

Interest expense was $.3 million for the first quarter of 1997 and 1996. Included in other income, net, for the first quarter of 1997 was $.5 million of interest income and $.5 million of foreign currency losses. Interest income was $.4 million and foreign currency losses were $.1 million for the same period in 1996. Interest income was attributable to amounts invested principally in short-term US treasury notes.



Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities decreased $36.2 million during the first quarter of 1997. The decrease was principally due to the repurchase of 500,000 shares of the Company's common stock on January 29, 1997, at an aggregate purchase price of $24.0 million and due to cash used in operating activities of $13.2 million. The principal use of cash for operating activities was an increase in inventories of $10.7 million due to typical seasonal buildup. Working capital decreased $17.9 million during the first quarter of 1997 and the current ratio was 3.0 at the end of the first quarter of both 1997 and 1996.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Shareholders of the Company was held on April 11, 1997 for the following purposes: 1) To elect three directors for terms expiring at the 2000 Annual Meeting of Shareholders; and 2) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the 1997 fiscal year.

The results were:

1) Nominees for Director            For      Withhold Authority
   ---------------------            ---      ------------------

   Robert H. Little             5,472,851         6,317
   Patricia Schaefer            5,472,736         6,432
   Gerard E. Veneman            5,464,475        14,693


                                    For     Against    Abstain
                                    ---     -------    -------
2) Ratification of
    Deloitte & Touche LLP       5,474,508    1,932       2,728


Total shares represented at the Annual Meeting in person or by proxy were 5,479,168 of a total of 5,890,929 shares outstanding. This represented 93 percent of Company common stock and constituted a quorum. Total broker non-votes were 306,038 shares.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)  Exhibits

        (11)  Computations of Earnings per Share

   (b)  Reports on Form 8-K

        During the three months ended March 29, 1997, a Form 8-K was filed by the Company dated January 29, 1997, to report the Company's repurchase of 500,000 shares of its common stock.

                                 SIGNATURES
                                 -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant



Date   May 2, 1997               By  William H. Lawson
     ------------------------       ------------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


Date   May 2, 1997               By  Jess B. Ford
     ------------------------       ------------------------------
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

EXHIBIT 11

FRANKLIN ELECTRIC CO., INC.

COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


(In thousands, except per share amounts)

                                               Three Months Ended
                                               ------------------
                                             March 29,     March 30,
                                               1997          1996
                                               ----          ----

Net income available to
  common shares and common
  share equivalents.......................    $3,195        $3,008
                                              ======        ======

Common shares outstanding
  beginning of period.....................     6,371         6,254

Weighted average of common
  shares issued during
  the period..............................        16            35

Weighted average of common shares
  repurchased during the period...........      (329)           -

Dilutive effect of options
  outstanding during
  the period..............................       410           372
                                              ------        ------
Weighted average of common
  shares outstanding during
  the period..............................     6,468         6,661
                                              ======        ======

Net income per weighted
  average common share....................    $  .49        $  .45
                                              ======        ======