Form 10-Q
period 1997-06-28
FRANKLIN ELECTRIC CO INC
filed 1997-07-25
CIK 38725

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   --------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997
                                                 -------------

                                        OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                          Commission file number 0-362

                           FRANKLIN ELECTRIC CO., INC.
                           ---------------------------

             (Exact name of registrant as specified in its charter)

                  Indiana                                      35-0827455
      -------------------------------                      -------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)

          400 East Spring Street
             Bluffton, Indiana                                   46714
  ----------------------------------------                     ----------
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

             YES   X                                  NO
                 -----                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
           Class of Common Stock                    July 23, 1997
           ---------------------                   ----------------
               $.10 par value                      5,911,364 shares

                          FRANKLIN ELECTRIC CO., INC.

                                    Index



PART I.     FINANCIAL INFORMATION
---------------------------------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of June 28, 1997 (Unaudited)
            and December 28, 1996

            Condensed Consolidated Statements of
            Income for the Second Quarter and First
            Half ended June 28, 1997 (Unaudited) and
            June 29, 1996 (Unaudited)

            Condensed Consolidated Statements
            of Cash Flows for the First Half
            ended June 28, 1997 (Unaudited) and
            June 29, 1996 (Unaudited)

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

   Item 6.  Exhibits and Reports on Form 8-K


Signatures
----------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         FRANKLIN ELECTRIC CO., INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                               June 28,
                                               1997      December 28,
                                           (Unaudited)      1996
                                           -----------      ----
ASSETS
Current assets:
  Cash and equivalents....................  $ 13,381      $ 22,968
  Marketable securities...................     6,874        31,624
  Receivables, less allowances of
    $1,508 and $1,435, respectively.......    26,735        25,134
  Inventories (Note 2)....................    53,993        42,305
  Other current assets (including
    deferred income taxes of $7,742
    and $7,755, respectively).............     9,140         9,485
                                            --------      --------
    Total current assets..................   110,123       131,516
Property, plant and equipment,
  net (Note 3)............................    38,165        40,097
Deferred and other assets.................     2,319         1,846
                                            --------      --------
Total assets..............................  $150,607      $173,459
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings...................  $     19      $     21
  Accounts payable........................     9,395        14,049
  Accrued expenses........................    23,797        23,636
  Income taxes............................     1,687         4,339
                                            --------      --------
    Total current liabilities.............    34,898        42,045
Long-term debt............................    20,175        20,276
Employee benefit plan obligations.........     8,288         6,904
Other long-term liabilities...............     4,090         4,228
Deferred income taxes.....................       183           183

Shareowners' equity:
  Common stock (Note 5)...................       590           638
  Additional capital......................     8,367         7,613
  Retained earnings.......................    78,884        95,961
  Stock subscriptions.....................      (760)         (997)
  Cumulative translation adjustment.......    (1,574)         (625)
  Loan to ESOP Trust......................    (2,291)       (2,524)
  Minimum pension liability adjustment,
    net of taxes..........................      (243)         (243)
                                            --------      --------
    Total shareowners' equity.............    82,973        99,823
                                            --------      --------

Total liabilities and shareowners' equity.  $150,607      $173,459
                                            ========      ========


            See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

(In thousands, except per share amounts)

                                        Second Qtr Ended   First Half Ended
                                        ----------------   ----------------
                                        June 28, June 29,  June 28, June 29,
                                          1997     1996      1997     1996
                                          ----     ----      ----     ----

Net sales.............................. $75,935  $73,107  $140,135  $135,861

Costs and expenses:
  Cost of sales........................  56,234   53,858   103,943   101,652
  Selling and administrative expenses..  11,504   10,791    22,968    21,045
  Interest expense.....................     324      340       669       660
  Other income, net....................    (465)    (117)     (962)     (589)
                                        -------  -------   -------   -------
                                         67,597   64,872   126,618   122,768

Income before income taxes.............   8,338    8,235    13,517    13,093

Income taxes...........................   3,069    3,154     5,053     5,004
                                        -------  -------   -------   -------

Net income............................. $ 5,269  $ 5,081  $  8,464  $  8,089
                                        =======  =======  ========  ========


Per share data:

  Weighted average common shares.......   6,291    6,674     6,380     6,667
                                        =======  =======  ========  ========

  Net income per common share.......... $   .84  $   .76  $   1.33  $   1.21
                                        =======  =======  ========  ========

  Dividends per common share........... $   .15  $   .12  $    .27  $    .22
                                        =======  =======  ========  ========


               See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

(In thousands)                                    First Half Ended
                                                  ----------------
                                               June 28,     June 29,
                                                1997         1996
                                                ----         ----
Cash flows from operating activities:
Net income..................................   $ 8,464      $ 8,089
Adjustments to reconcile net income to net
  cash flows from operating activities:
  Depreciation and amortization.............     3,753        4,272
  Loss (Gain) on disposals of plant
    and equipment...........................        41          (34)
  Changes in assets and liabilities:
    Receivables.............................    (2,047)      (3,503)
    Inventories.............................   (12,736)     (12,056)
    Other assets............................      (956)         103
    Accounts payable and other
      accrued expenses......................    (6,204)      (4,147)
    Employee benefit plan obligations.......     1,500          570
    Other long-term liabilities.............      (109)        (384)
                                               -------      -------
       Net cash flows from
         operating activities...............    (8,294)      (7,090)
                                               -------      -------

Cash flows from investing activities:
  Additions to plant and equipment..........    (2,273)      (1,100)
  Proceeds from sale of
    plant and equipment.....................       966           41
  Purchase of marketable securities.........    (6,846)          -
  Proceeds from maturities of marketable
    securities..............................    31,596           -
  Other, net................................        31         (246)
                                               -------      -------
    Net cash flows from
      investing activities..................    23,474       (1,305)
                                               -------      -------

Cash flows from financing activities:
  Additions to long-term debt...............        -           166
  Repayment of long-term debt...............       (76)         (10)
  Repayment of short-term debt..............        -          (197)
  Purchase of common stock..................   (24,000)          -
  Proceeds from issuance of common stock....       526          468
  Loan to ESOP Trust........................        -          (324)
  Repayment of loan to ESOP Trust...........       232          200
  Proceeds from stock subscriptions.........       100           25
  Dividends paid............................    (1,591)      (1,388)
                                               -------      -------
Net cash flows from
      financing activities..................   (24,809)      (1,060)
                                               -------      -------

Effect of exchange rate changes on cash.....        42          353
                                               -------      -------
Net decrease in cash and equivalents........    (9,587)      (9,102)
Cash and equivalents at
  beginning of period.......................    22,968       32,077
                                               -------      -------
Cash and equivalents at
  end of period.............................   $13,381      $22,975
                                               =======      =======


           See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and first half ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 28, 1996.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                               June 28,      December 28,
                                               1997           1996
                                               ----           ----
Raw Materials.........................       $18,046        $15,958
Work in Process.......................         5,212          4,942
Finished Goods........................        42,238         32,528
LIFO Reserve..........................       (11,503)       (11,123)
                                             -------        -------
Total Inventory.......................       $53,993        $42,305
                                             =======        =======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment at cost consists of the following:

(In thousands)                               June 28,     December 28,
                                               1997          1996
                                               ----          ----
Land and Building.....................      $ 27,220       $ 28,335
Machinery and Equipment...............        95,853         95,457
                                            --------       --------
                                             123,073        123,792
Allowance for Depreciation............        84,908         83,695
                                            --------       --------
                                            $ 38,165       $ 40,097
                                            ========       ========

Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 1997 and 1996 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.


Note 5:  Shareowners' Equity
----------------------------

The Company had 5,903,364 shares of common stock (10,000,000 shares authorized, $.10 par value) outstanding as of June 28, 1997.


Note 6:  Earnings Per Share
---------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which simplifies the method for computing earnings per share. Under the new requirements, primary earnings per share will be replaced with basic earnings per share. The statement, which will not impact the results of operations, financial position or cash flows of the company, is effective for financial statements issued for periods ending after December 15, 1997 and will be adopted by the Company in the fourth quarter of 1997.


Note 7: Other
-------------

On June 24, 1997, the Company announced the signing of a definitive agreement to sell its subsidiary, Oil Dynamics, Inc., to Baker Hughes Incorporated. The pending sale, which is subject to regulatory approval and certain other conditions, is anticipated to close in the third quarter of 1997.


Note 8:  Subsequent Event
-------------------------

On July 14, 1997, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. The Company completed a previously authorized repurchase of 500,000 shares earlier this year.

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------

Operations
----------

Net sales for the second quarter of 1997 were $75.9 million, up 4 percent over 1996 second quarter net sales of $73.1 million. Although domestic submersible motor sales were flat due to delays in pump installations as a result of inclement weather, the Company's German subsidiary experienced increased sales volume through market share and new products. Year to date 1997 net sales were $140.1 million, up 3 percent from year to date 1996 net sales of $135.9 million. Strong export sales from the first quarter of 1997 contributed to the increase in year to date sales.

Cost of sales as a percent of net sales for the second quarter of 1997 was
74.1 percent, an increase from 73.7 percent for the same period in 1996. This increase was caused by higher employee and fixed manufacturing and engineering costs. Cost of sales as a percent of net sales for the year to date 1997 was
74.2 percent compared to 74.8 percent for the same period in 1996.

Net income for the second quarter of 1997 was $5.3 million, or $.84 per share, an increase of 4 percent compared to the second quarter of 1996 net income of $5.1 million, or $.76 per share. Year to date 1997 net income was $8.5 million, or $1.33 per share, an increase of 5 percent compared to year to date 1996 net income of $8.1 million, or $1.21 per share.

Selling and administrative expenses as a percent of net sales for the second quarter of 1997 was 15.1 percent compared to 14.8 percent for the same period in 1996. Selling and administrative expenses as a percent of net sales for the year to date 1997 was 16.4 percent, an increase from 15.5 percent for the same period of last year. The increase in year to date selling and administrative expenses was primarily a result of higher commissions paid due to the increase in export sales.

Included in other income, net for the second quarter of 1997 and 1996 was $.3 million of interest income and $.1 and $.3 million, respectively, of foreign currency losses. Included in other income, net for the year to date 1997 was $.8 million of interest income and $.6 million of foreign currency losses compared to $.7 million of interest income and $.3 million of foreign currency losses for the same period in 1996. Interest income was attributable to amounts invested principally in short-term US treasury bills and notes.


Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents, and marketable securities decreased $34.3 million during the first half of 1997. The decrease was principally due to the repurchase of 500,000 shares of the Company's common stock on January 29, 1997, at an aggregate purchase price of $24.0 million and due to cash used in operating activities of $8.3 million. Changes in working capital items accounted for most of the cash used in operating activities. The increase in inventory was primarily due to a typical seasonal build up and lower than expected sales because of inclement weather conditions over much of the Company's principal markets. Working capital decreased $14.2 million during the first half of 1997, and the current ratio of the Company was 3.2 and 3.1 at June 28, 1997, and December 28, 1996, respectively.

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)  Exhibits

        (11)  Computations of Earnings per Share

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed for the second quarter ended June 28, 1997.

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



Date   July 23, 1997              By   William H. Lawson
     ---------------------          --------------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

Date   July 23, 1997              By   Jess B. Ford
     ---------------------          --------------------------------
                                    Jess B. Ford, Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                                 Exhibit Index



(11)  Computation of Earnings per Share

                                                                    EXHIBIT 11



                         FRANKLIN ELECTRIC CO., INC.

        COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE



(In thousands, except per share amounts)

                                        Second Qtr Ended   First Half Ended
                                        ----------------   ----------------
                                        June 28, June 29,  June 28, June 29,
                                          1997     1996      1997     1996
                                          ----     ----      ----     ----
Net income available to
  common shares and common
  share equivalents..................    $5,269   $5,081    $8,464   $8,089
                                         ======   ======    ======   ======

Common shares outstanding
  beginning of period................     5,893    6,314     6,371    6,254

Weighted average of common
  shares issued during
  the period.........................         4        9        21       52

Weighted average of common
  shares repurchased during
  the period.........................        -        -       (414)      -

Dilutive effect of options
  outstanding during
  the period.........................       394      351       402      361
                                         ------   ------    ------   ------

Weighted average of common
  shares outstanding during
  the period.........................     6,291    6,674     6,380    6,667
                                         ======   ======    ======   ======

Net income per weighted
  average common share...............    $  .84   $  .76    $ 1.33   $ 1.21
                                         ======   ======    ======   ======