Form 10-Q
period 1997-09-27
FRANKLIN ELECTRIC CO INC
filed 1997-11-10
CIK 38725

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ---------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997
                                               ------------------

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                -----    -----

                         Commission file number 0-362

                          FRANKLIN ELECTRIC CO., INC.
                          ---------------------------

             (Exact name of registrant as specified in its charter)

                 Indiana                                      35-0827455
      -------------------------------                      ------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)

         400 East Spring Street
            Bluffton, Indiana                                    46714
            -----------------                                  ----------
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

             YES   X                                    NO
                 -----                                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
           Class of Common Stock                   November 6, 1997
           ---------------------                   ----------------
              $.10 par value                       5,957,833 shares

                          FRANKLIN ELECTRIC CO., INC.

                                    Index



PART I.     FINANCIAL INFORMATION
---------------------------------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of September 27, 1997 (Unaudited)
            and December 28, 1996

            Condensed Consolidated Statements of
            Income for the Third Quarter and Nine
            Months ended September 27, 1997 (Unaudited) and September 28, 1996 (Unaudited)

            Condensed Consolidated Statements
            of Cash Flows for the Nine Months
            ended September 27, 1997 (Unaudited) and
            September 28, 1996 (Unaudited)

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

   Item 6.  Exhibits and Reports on Form 8-K



Signatures
----------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                          FRANKLIN ELECTRIC CO., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                              Sept. 27,
                                               1997      December 28,
                                           (Unaudited)       1996
                                           -----------       ----
ASSETS
Current assets:
  Cash and equivalents....................  $  8,298      $ 22,968
  Marketable securities...................    30,567        31,624
  Receivables, less allowances of
    $1,490 and $1,435, respectively.......    21,601        25,134
  Inventories (Note 2)....................    45,396        42,305
  Other current assets (including
    deferred income taxes of $7,726
    and $7,755, respectively).............     9,422         9,485
                                            --------      --------
    Total current assets..................   115,284       131,516
Property, plant and equipment,
  net (Note 3)............................    38,789        40,097
Deferred and other assets.................     1,971         1,846
                                            --------      --------
Total assets..............................  $156,044      $173,459
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings...................  $     18      $     21
  Accounts payable........................     8,944        14,049
  Accrued expenses........................    25,241        23,636
  Income taxes............................     2,009         4,339
                                            --------      --------
    Total current liabilities.............    36,212        42,045
Long-term debt............................    20,160        20,276
Employee benefit plan obligations.........     7,401         6,904
Other long-term liabilities...............     3,911         4,228
Deferred income taxes.....................       184           183

Shareowners' equity:
  Common stock (Note 5)...................       593           638
  Additional capital......................     9,032         7,613
  Retained earnings.......................    84,121        95,961
  Stock subscriptions.....................      (693)         (997)
  Cumulative translation adjustment.......    (2,342)         (625)
  Loan to ESOP Trust......................    (2,292)       (2,524)
  Minimum pension liability adjustment,
    net of taxes..........................      (243)         (243)
                                            --------      --------
    Total shareowners' equity.............    88,176        99,823
                                            --------      --------

Total liabilities and shareowners' equity.  $156,044      $173,459
                                            ========      ========

          See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

(In thousands, except per share amounts)

                                      Third Quarter Ended  Nine Months Ended
                                      -------------------  -----------------
                                        Sept 27, Sept 28,   Sept 27, Sept 28,
                                          1997     1996       1997     1996
                                          ----     ----       ----     ----
Net sales.............................. $85,610  $79,380   $225,745  $215,241

Costs and expenses:
  Cost of sales........................  62,021   59,333    165,964   160,985
  Selling and administrative expenses..  13,858   11,431     36,826    32,476
  Interest expense.....................     325      318        994       978
  Other income, net....................    (263)    (374)    (1,225)     (963)
                                        -------  -------   --------  --------
                                         75,941   70,708    202,559   193,476

Income before income taxes.............   9,669    8,672     23,186    21,765

Income taxes...........................   3,546    3,060      8,599     8,064
                                        -------  -------   --------  --------

Net income............................. $ 6,123  $ 5,612   $ 14,587  $ 13,701
                                        =======  =======   ========  ========


Per share data:

  Weighted average common shares.......   6,352    6,684      6,371     6,676
                                        =======  =======   ========  ========

  Net income per common share.......... $   .96  $   .84   $   2.29  $   2.05
                                        =======  =======   ========  ========

  Dividends per common share........... $   .15  $   .12   $    .42  $    .34
                                        =======  =======   ========  ========


           See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

(In thousands)                                     Nine Months Ended
                                                   -----------------
                                                 Sept 27,      Sept 28,
                                                   1997          1996
                                                   ----          ----
Cash flows from operating activities:
  Net income..................................   $14,587       $13,701
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization.............     5,781         6,487
    Loss (Gain) on disposals of
      plant and equipment.....................       285           (53)
    Changes in assets and liabilities:
      Receivables.............................     4,770         2,374
      Inventories.............................    (5,051)       (3,281)
      Other assets............................    (1,199)          454
      Accounts payable and other
        accrued expenses......................    (4,963)       (2,110)
      Employee benefit plan obligations.......       675        (1,397)
      Other long-term liabilities.............      (270)         (776)
                                                 -------       -------
        Net cash flows from
          operating activities................    14,615        15,399
                                                 -------       -------

Cash flows from investing activities:
  Additions to plant and equipment............    (4,894)       (2,220)
  Proceeds from sale of
    plant and equipment.......................     1,137           209
  Purchase of marketable securities...........   (33,270)           -
  Proceeds from maturities of marketable
    securities................................    34,327            -
  Other, net..................................       (88)         (220)
                                                 -------       -------
    Net cash flows from
      investing activities....................    (2,788)       (2,231)
                                                 -------       -------

Cash flows from financing activities:
  Additions to long-term debt.................        -            195
  Repayment of long-term debt.................       (78)          (80)
  Repayment of short-term debt................        -           (257)
  Purchase of common stock....................   (24,000)           -
  Proceeds from issuance of common stock......       893           592
  Loan to ESOP Trust..........................        -           (324)
  Repayment of loan to ESOP Trust.............       232           200
  Proceeds from stock subscriptions...........       100            25
  Dividends paid..............................    (2,477)       (2,148)
                                                 -------       -------
    Net cash flows from
      financing activities....................   (25,330)       (1,797)
                                                 -------       -------

Effect of exchange rate changes on cash.......    (1,167)          279
                                                 -------       -------
Net (decrease) increase
  in cash and equivalents.....................   (14,670)       11,650
Cash and equivalents at
  beginning of period.........................    22,968        32,077
                                                 -------       -------
Cash and equivalents at
  end of period...............................   $ 8,298       $43,727
                                                 =======       =======

           See Notes to Condensed Consolidated Financial Statements

                         FRANKLIN ELECTRIC CO., INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 28, 1996.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                               Sept 27,   December 28,
                                               1997         1996
                                               ----         ----
Raw Materials........................        $17,674      $15,958
Work in Process......................          5,102        4,942
Finished Goods.......................         34,155       32,528
LIFO Reserve.........................        (11,535)     (11,123)
                                             -------      -------
Total Inventory......................        $45,396      $42,305
                                             =======      =======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment at cost consists of the following:

(In thousands)                               Sept 27,   December 28,
                                               1997         1996
                                               ----         ----
Land and Building....................       $ 27,003     $ 28,335
Machinery and Equipment..............         97,297       95,457
                                            --------     --------
                                             124,300      123,792
Allowance for Depreciation...........        (85,511)     (83,695)
                                            --------     --------

                                            $ 38,789     $ 40,097
                                            ========     ========


Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 1997 and 1996 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.

Note 5:  Shareowners' Equity
----------------------------

The Company had 5,926,264 shares of common stock (10,000,000 shares authorized, $.10 par value) outstanding as of Sept 27, 1997.


Note 6:  Accounting Pronouncements
----------------------------------

EARNINGS PER SHARE In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which simplifies the method of computing earnings per share. Under the new requirements, primary earnings per share will be replaced with basic earnings per share and the dilutive effect of stock options will be excluded from the computation. This change in the computation is estimated to result in an approximately 6 percent higher earnings per share amount. The statement, which will not impact the results of operations, financial position or cash flows of the company, is effective for financial statements issued for periods ending after December 15, 1997, and will be adopted by the Company in the fourth quarter of 1997.

REPORTING COMPREHENSIVE INCOME In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement is not expected to have a material impact on the presentation of the Company's financial statements.

SEGMENT DISCLOSURES In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments and for disclosures about products and services, geographic areas, and major customers. It is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement is not expected to have a material impact on the presentation of the Company's financial statements.


Note 7:  Sale of Oil Dynamics, Inc.
-----------------------------------

On June 24, 1997, the Company announced the signing of a definitive agreement to sell its wholly-owned subsidiary, Oil Dynamics Inc. (ODI), to Baker Hughes Incorporated. At the end of the third quarter of 1997, the pending sale was awaiting the completion of an anti-trust review by the United States Justice Department. The sale was completed on October 24, 1997, at a selling price of $31.5 million, subject to post-closing adjustments. The Company estimates that it will recognize a gain, net of tax effect, of approximately $2 million from the sale of ODI. However, the final selling price is subject to post closing adjustments and the total amount of expenses resulting from the sale of ODI have not been finalized as of this time.

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------

Operations
----------
Net sales for the third quarter of 1997 were $85.6 million, up 7.8 percent over 1996 third quarter net sales of $79.4 million. Year-to-date 1997 net sales were $225.8 million, up 4.9 percent from 1996 year-to-date net sales of $215.2 million. Both the quarter and year-to-date increase in sales was primarily from higher volume in the submersible water systems motors and from increased export sales by Oil Dynamics Inc. (ODI). ODI was a wholly owned subsidiary of the Company until its sale on October 24, 1997.

Cost of sales as a percent of net sales for the third quarter of 1997 was 72.4 percent, a decrease from 74.7 percent for the same period in 1996. For the nine-month periods, cost of sales as a percent of net sales for 1997 was 73.5 percent compared to 74.8 percent for the same period in 1996. The decreases for both the quarter and year-to-date periods were the result of lower manufacturing costs.

Net income for the third quarter of 1997 was $6.1 million, or $.96 per share, an increase of 9.1 percent compared to the third quarter of 1996 net income of $5.6 million, or $0.84 per share. Year-to-date 1997 net income was $14.6 million, or $2.29 per share, an increase of 6.5 percent compared to year-to-date 1996 net income of $13.7 million, or $2.05 per share.

Selling and administrative expenses as a percent of net sales for the third quarter of 1997 was 16.2 percent compared to 14.4 percent for the same period in 1996. This was primarily attributed to commissions on the higher sales levels, employee medical costs, and to incentive compensation plans that derive the compensation amount from the price of the Company's stock. Selling and administrative expenses as a percent of net sales for the year-to-date 1997 was 16.3 percent, an increase from 15.1 percent for the same period of last year. The increase in year-to-date selling and administrative expenses was primarily a result of higher commissions paid due to the increase in export sales, employee medical costs, and employee compensation.

Included in other income, net for the third quarter of 1997 was $.5 million of interest income and $.2 million of foreign currency transaction losses compared to $0.5 million of interest income and $.2 million of foreign currency transaction gains for the same period in 1996. Included in other income, net for the year-to-date 1997 and 1996 was $1.3 million of interest income and $.8 and $.2 million, respectively, of foreign currency transaction losses. Interest income was attributable to amounts invested principally in short-term US treasury bills and notes.


Capital Resources and Liquidity
-------------------------------
Cash and marketable securities decreased $15.7 million during the first nine months of 1997. The decrease was principally due to the repurchase of 500,000 shares of the Company's common stock on January 29, 1997, at an aggregate purchase price of $24.0 million. Working capital decreased $10.4 million during the first nine months of 1997, and the current ratio of the Company was
3.2 and 3.1 at September 27, 1997, and December 28, 1996, respectively.

Subsequent to quarter end, the sale of ODI to Baker Hughes was completed at a selling price of $31.5 million subject to post-closing adjustments.

                         PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)  Exhibits

        (11)  Computations of Earnings per Share

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed during the third quarter ended September 27, 1997.


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



Date   November 6, 1997          By    William H. Lawson
     ---------------------          --------------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


Date   November 6, 1997         By     Jess B. Ford
     ---------------------          --------------------------------
                                    Jess B. Ford, Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



                                Exhibit Index






(11)  Computation of Earnings per Share


                                                                 EXHIBIT 11



                         FRANKLIN ELECTRIC CO., INC.

        COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE



(In thousands, except per share amounts)

                                      Third Quarter Ended  Nine Months Ended
                                      -------------------  -----------------
                                        Sept 27, Sept 28,  Sept 27, Sept 28,
                                          1997    1996      1997     1996
                                          ----    ----      ----     ----
Net income available to
  common shares and common
  share equivalents..................    $6,123  $5,612    $14,587  $13,701
                                         ======  ======    =======  =======

Common shares outstanding
  beginning of period................     5,903   6,327      6,371    6,254

Weighted average of common
  shares issued during
  the period.........................        12       6         29       61

Weighted average of common
  shares repurchased during
  the period.........................        -       -        (443)      -

Dilutive effect of options
  outstanding during
  the period.........................       437     351        414      361
                                         ------  ------    -------  -------

Weighted average of common
  shares outstanding during
  the period.........................     6,352   6,684      6,371    6,676
                                         ======  ======    =======  =======

Net income per weighted
  average common share...............    $  .96  $  .84    $  2.29  $  2.05
                                         ======  ======    =======  =======