Form 10-K
period 1998-01-03
FRANKLIN ELECTRIC CO INC
filed 1998-02-27
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                             --------------------

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 24, 1998 was $344,234,395. The stock price used in the computation was the closing price on that date.

       Number of shares of common stock outstanding at February 24, 1998:

                               5,870,960 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1998 (Part III).

The exhibits filed with this Form 10-K are listed in the exhibit index located on pages 39-40.

                             TABLE OF CONTENTS


                                                                 Page
Part I                                                           ----

     Item 1.   Business........................................  4- 5
     Item 2.   Properties......................................  6
     Item 3.   Legal Proceedings...............................  6
     Item 4.   Submission of Matters to a Vote of
               Security Holders................................  7

Part II

     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters.................  8
     Item 6.   Selected Financial Data.........................  9
     Item 7.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations...................................... 10-12
     Item 8.   Financial Statements and Supplementary Data..... 13-34
     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.......... 35

Part III

     Item 10.  Directors and Executive Officers
               of the Registrant............................... 35
     Item 11.  Executive Compensation.......................... 35
     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management................ 35
     Item 13.  Certain Relationships and Related
               Transactions.................................... 35

Part IV

     Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K......................... 36

Signatures     ................................................ 38

Exhibit Index  ................................................ 39-40

                                    PART I
                                    ------

ITEM 1.  BUSINESS
-----------------

Franklin Electric Co., Inc. is an Indiana corporation founded in 1944 and incorporated in 1946, and together with its subsidiaries (hereinafter referred to as the "Company" unless the context requires otherwise), conducts business in a single business segment: the design, manufacture and distribution of electric motors, electronic motor controls and related equipment.

On October 24, 1997, the Company sold the common stock of Oil Dynamics, Inc.
(ODI), previously a wholly-owned subsidiary, to an unrelated entity. ODI's operations represented substantially all of the Company's oil well pumping systems product line.

Products and Markets Served
---------------------------

The Company manufactures and distributes electric motors, electronic motor controls and related equipment. These motors are sold principally by a single company sales force in the United States, Canada, Europe, Australia, South Africa, Mexico and other world markets.

The market for electric motors is highly competitive and includes both large and small suppliers. The Company's motor sales are primarily to original equipment manufacturers of pumps, petroleum pumping equipment, compressors, fans, heating and air conditioning equipment, swimming pool equipment, medical furniture and business machines. Motors are also sold in the replacement market through independent distributors and repair shops.

Goulds Pumps, Inc., a customer of the Company, accounted for 12.4 percent,
12.5 percent and 12.9 percent of the Company's consolidated sales in 1997, 1996 and 1995, respectively.

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

The Company employed 2,338 persons at the end of 1997.


Financial Information by Geographic Area
----------------------------------------

Financial information by geographic area is included within this Form 10-K at page 32.

Research and Development
------------------------

The Company spent approximately $5.1 million in 1997, $4.8 million in 1996 and $4.7 million in 1995 on activities related to the development of new products, on improvements of existing products and manufacturing methods, and on other applied research and development.

In 1997, development continued on the product line expansion of rewindable motors, production startup of severe duty motors and a new line of variable speed drives integrated with custom motors. Research continued on new materials and processes which will result in more cost effective manufacture of high volume products.

The Company owns several patents. In aggregate, these patents are of material importance in the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.

Backlog
-------

The dollar amount of backlog at the end of 1997 and 1996 was as follows:

                                           (In thousands)
                                         Fiscal Year Ending
                                         ------------------
                                        1997             1996
                                        ----             ----

     Backlog.......................   $17,477          $21,324

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, some of which are specifically designed for the customer, but most of which are standard catalog items. Both add-ons and cancellations of catalog items are made without charge to the customer, but charges are generally made on any cancellation of a specifically designed product. The amount for 1996 included ODI's backlog of $7.1 million. All backlog orders are expected to be filled in fiscal 1998.

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

ITEM 2.  PROPERTIES
-------------------

The Company maintains its principal executive offices in Bluffton, Indiana; manufacturing plants are located in the United States and abroad. Location and approximate square footage for the Company's principal facilities are described below. All principal properties are owned or held under operating leases.

The Company's principal properties are as follows:

                                           Acres        Approximate
     Location                             of Land       Square Feet
     --------                             -------       -----------

Bluffton, Indiana                          35.8           405,660
Siloam Springs, Arkansas                   32.6           240,400
Wilburton, Oklahoma                        30.0           324,940
Jonesboro, Indiana (1)                      -              34,750
Wittlich, Rhineland, Germany                6.8            70,444
Eight facilities with less
  than 30,000 square feet each (2)          1.7            97,342
                                          -----         ---------
Total                                     106.9         1,173,536
                                          =====         =========

In the Company's opinion, its facilities are suitable for their intended use and are in good condition.

(1)  Leased facility, which expires on April 30, 1998.

(2) Seven of the facilities are leased with approximately 74,000 square feet.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is defending various claims and legal actions, including environmental matters, which have arisen in the ordinary course of business. The Company has attempted, where possible, to assess the likelihood of an unfavorable outcome to the Company as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and costs are accrued when an unfavorable outcome is determined to be probable and a reasonable estimate can be made. As a result, the Company has an accrual balance of approximately $1.4 million and $1.6 million at January 3, 1998 and December 28, 1996, respectively, to provide for such actions.

Included in such matters, the Company has been designated, in conjunction with other parties, as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act with respect to a reclamation and recycling site located in Columbia City, Indiana. Under consent decree, the Company has paid approximately $153,000 through January 3, 1998 toward the cost of remediation. Future remediation costs are estimated at less than $5.0 million over the next four to fourteen years, for which the Company's share is estimated to be $35,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The names, ages and all positions and offices held by the executive officers of the Company are:

                                                             In this
     Name            Age        Positions and Offices    office since
     ----            ---        ---------------------    ------------

William H. Lawson     61     Chairman of the Board and        1985
                             Chief Executive Officer
John B. Lindsay       55     President                        1995
Jess B. Ford          46     Vice President and
                             Chief Financial Officer          1995
William J. Foreman    61     Vice President                   1995
Kirk M. Nevins        54     Vice President, Sales            1995
Donald R. Hobbs       56     Vice President, Submersible      1996
                             Motor Marketing

Each officer is elected for a term of one year or until his successor is elected and qualified at the meeting of the Board of Directors following the Annual Meeting of Shareholders.

With the exception of Mr. Ford, each executive officer was employed by the Company during the preceding five years as an officer or in a management position. Prior to joining the Company in October 1995, Mr. Ford was employed by Tokheim Corporation (a manufacturer of petroleum dispensing marketing systems) from 1992 until 1995 as Vice President-Finance, Secretary and Chief Financial Officer.

                                   PART II
                                   -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

The number of shareowners of record as of February 24, 1998 was 1,221. The Company's stock is traded on NASDAQ National Market: Symbol FELE.

Dividends paid and the price range per common share as quoted in "The Wall Street Journal" for 1997 and 1996 were as follows:

              DIVIDENDS PER SHARE              PRICE PER SHARE
                  1997  1996               1997                1996
                  ----  ----               ----                ----

                                      Low       High      Low       High
                                      ---       ----      ---       ----
1st Quarter...    $.12  $.10        $42 3/4   $49 1/2   $31 1/4   $38 1/4
2nd Quarter...    $.15  $.12        $41 1/4   $49 3/8   $35       $37
3rd Quarter...    $.15  $.12        $47 1/2   $61 1/2   $30 3/4   $35 5/8
4th Quarter...    $.15  $.12        $55 9/16  $64 1/4   $33 3/4   $45 1/4

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

FIVE YEAR FINANCIAL SUMMARY
--------------------------------------------------------------------------------------------

FRANKLIN ELECTRIC CO., INC.
(In thousands, except per share amounts)
                                              1997      1996      1995      1994      1993
                                              <F1>                          <F2>
--------------------------------------------------------------------------------------------
Operations:
  Net sales.............................   $303,298  $300,689  $276,440  $241,440  $206,406
  Gross profit..........................     85,533    79,214    65,471    63,134    53,131
  Income before change in accounting
    principle...........................     25,505    21,510    15,502    18,709    16,103
  Gain on sale of subsidiary............      3,500       -         -         -         -
  Interest expense......................      1,435     1,308     2,128     2,172     2,949
  Income taxes <F3>.....................     15,004    11,827     8,777    11,504     5,796
  Net income............................     25,505    21,510    15,502    18,709    17,096
  Net income available to common shares.     25,505    21,510    15,502    18,556    16,485
  Depreciation and amortization.........      7,628     8,389     8,890     6,961     6,185
  Capital expenditures..................      8,598     6,235     6,111     7,612     6,359
Balance sheet:
  Working capital.......................     87,973    89,471    69,267    51,005    45,598
  Property, plant and equipment, net....     32,357    40,097    41,670    41,896    25,591
  Total assets..........................    163,110   172,959   153,357   151,581   122,703
  Long-term debt........................     19,163    20,276    20,171    20,000    30,016
  Shareowners' equity...................   $ 92,841  $ 99,823  $ 80,557  $ 64,865  $ 50,127
Other data:
  % Net income to sales.................       8.4%      7.2%      5.6%      7.8%      8.3%
  % Net income to total average assets..      15.2%     13.2%     10.2%     13.6%     15.4%
  Current ratio.........................       3.2       3.2       2.7       1.9       2.3
Per share:
  Market price range
  High..................................   $  64.25  $  45.25  $  34.50  $  36.50  $  37.25
  Low...................................      41.25     30.75     28.25     24.50     22.00
  Income before change in accounting
    principle...........................       4.33      3.43      2.51      3.02      2.50
  Income before change in accounting
    principle, assuming dilution........       4.01      3.22      2.35      2.84      2.37
  Net income per weighted average
    common share........................       4.33      3.43      2.51      3.02      2.66
  Net income per weighted average
    common share, assuming dilution.....       4.01      3.22      2.35      2.84      2.52
  Book value............................      14.58     14.95     12.21      9.92      7.65
  Cash dividends on common stock........   $   0.57  $   0.46  $   0.38  $   0.29  $   0.15
--------------------------------------------------------------------------------------------


<F1> Includes ten months of the results of operations of Oil Dynamics, Inc.
     until its sale on October 24, 1997.
<F2> Includes only one month of results of operations of Oil Dynamics, Inc., but total assets and liabilities of Oil Dynamics, Inc. at December 31, 1994. If the effect of including Oil Dynamics, Inc. on a fully consolidated basis beginning November 29, 1994 was excluded, net income as a percent of total average assets would have been 15.8 percent and the current ratio would have been 2.3. Previously, the Company maintained an investment in affiliate account approximately equal to 50 percent of the net assets of Oil Dynamics, Inc.
<F3> Includes credit for cumulative effect of change in accounting principle -
     SFAS No. 109, "Accounting for Income Taxes" of $993 in 1993.

Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS
---------------------
Net sales for 1997 were $303.3 million, a 0.9 percent increase over 1996 net sales of $300.7 million. Sales volume in the submersible water systems and the gasoline systems product lines increased during 1997. This increase was partially offset by the effect of having only 10 months of Oil Dynamics, Inc.'s (ODI) net sales for 1997. ODI was a wholly owned subsidiary of the Company until its sale on October 24, 1997. The strengthening of the US dollar relative to the German mark and South African rand also resulted in lower translated dollar sales for 1997. In 1995, net sales were $276.4 million. The increase in 1996 net sales over 1995 was due to higher unit sales volume at ODI and FE Petro, Inc., a wholly owned subsidiary, and due to higher average selling prices throughout the Company.

Net income for 1997 was $25.5 million, or $4.01 per diluted share, compared to 1996 net income of $21.5 million, or $3.22 per diluted share. Net income for 1997 includes the after tax gain on the sale of ODI of $2.3 million, or $.36 per diluted share. Excluding the gain on the sale of ODI, 1997 net income was $23.2 million, up 8.0 percent over the prior year. Net income for 1995 was $15.5 million, or $2.35 per diluted share. The increase from 1995 to 1996 was primarily due to higher net sales and improvements in the operations of ODI and in the Company's European operations.

Cost of sales as a percent of net sales for 1997, 1996 and 1995 was 71.8 percent, 73.7 percent and 76.3 percent, respectively. The decrease in 1997
was primarily due to lower manufacturing costs.   The 1996 decrease was a net
result of increased sales and decreases in both fixed and variable manufacturing costs at ODI and the Company's European operations.

Selling and administrative expenses as a percent of net sales for 1997, 1996 and 1995 was 16.2 percent, 15.3 percent and 14.7 percent, respectively. The increase in 1997 was primarily a result of higher employee medical costs and employee compensation. The increase in 1996 was primarily due to sales commissions on ODI's sales to Russian oil companies, performance incentives and expenses associated with employee stock awards and stock appreciation rights granted prior to 1996.

The before tax gain on sale of subsidiary of $3.5 million resulted from the sale of ODI on October 24, 1997. All shares of ODI's common stock were sold to an unrelated entity for $34.4 million.

Included in other income, net for 1997, 1996 and 1995 was interest income of $2.4 million, $2.1 million and $1.9 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury bills. Interest expense for 1997, 1996 and 1995 was $1.4 million, $1.3 million and $2.1 million, respectively. Foreign currency based transactions produced a $1.0 million loss in 1997, a $0.3 million loss in 1996, and a $0.7 million loss in 1995. The foreign currency transaction loss in 1997 was primarily due to the impact of the strengthening dollar on intercompany transactions denominated in German marks and South African rands. The foreign currency transaction loss in 1996 was primarily due to the weakening in the South African rand and German mark relative to the U.S. dollar. This loss was partially offset by the strengthening of the Italian lira relative to the German mark. The foreign currency transaction loss in 1995 was primarily due to the weakening of the Italian lira relative to the German mark and the strengthening of the U.S. dollar relative to the Australian dollar and Mexican peso.

The provision for income taxes in 1997, 1996 and 1995 was $15.0 million, $11.8 million and $8.8 million, respectively. The effective tax rate for each year differs from the United States statutory rate of 35 percent principally due to the effects of state and foreign income taxes, net of federal tax benefits.

Inflation has not had a significant effect on the Company's operations or financial condition.

As customer sales volume incentive plans and other programs are based on the fiscal year of the Company, the additional week in the fiscal year 1997 did not have a measurable effect on the results of operations of the Company.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $22.0 million, $30.9 million and $15.6 million in 1997, 1996 and 1995, respectively. The decrease in 1997 was primarily related to increases in receivables and inventories at ODI from the beginning of the year to the date of the sale of ODI. The 1996 increase was due primarily to the increase in net income and decrease in inventories.

Net cash flows provided by investing activities were $9.6 million in 1997 versus net cash flows used in investing activities of $38.0 million and $6.7 million in 1996 and 1995, respectively. The increase in 1997 was primarily due to $34.4 million of proceeds from the sale of ODI offset in part by an increase in purchases of marketable securities and an increase in additions to plant and equipment. The fluctuation between 1996 and 1995 was primarily due to purchases of short-term marketable securities less the proceeds from the maturities of these securities. During 1996, the Company changed its cash investment practice to take advantage of higher yields on treasury bills with maturities extending beyond three months.

Net cash flows used in financing activities were $31.8 million, $2.5 million and $15.5 million in 1997, 1996 and 1995, respectively. During 1997, the Company repurchased 615,000 shares of its common stock for $30.6 million.
Also during 1997, the Company paid $3.4 million in dividends on the Company's common stock. The primary use of cash for financing activities in 1996 was for the payment of dividends on the Company's common stock. In 1995, the Company borrowed $3.5 million on a short-term basis to finance current working capital requirements, of which $3.1 million was repaid by year-end. The Company also repaid $15.2 million of short-term borrowings originating in 1994.

Cash, cash equivalents and marketable securities at the end of 1997 were $71.7 million compared to $54.6 million at the end of 1996. Working capital decreased $1.5 million in 1997 and the current ratio of the Company was 3.2 at the end of 1997 and 1996.

Principal payments on the Company's $20.0 million of unsecured long-term debt will begin in 1998 and continue until 2008 when a balloon payment of $10.0 million will fully retire the debt. In January 1996, the Company entered into an unsecured, five-year $40.0 million revolving credit agreement (the

 "Agreement"). The Agreement, which was amended and restated on December 30, 1997 and extended for one year to 2002, provides for various borrowing rate options and includes a facility fee on the committed amount. Both of the Company's loan agreements contain certain financial covenants with respect to borrowings, fixed charge coverage, working capital, loans or advances, and investments. The Company was in compliance with all debt covenants in 1997 and 1996.

At January 3, 1998, the Company had $4.1 million of commitments for the purchase of machinery and equipment. During 1998, the Company intends to continue to seek acquisition candidates that are both compatible with and can leverage growth off of existing businesses.

Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet current and future commitments.

OTHER
-----
Sale of Subsidiary
------------------
On October 24, 1997, the Company sold the common stock of ODI, previously a wholly owned subsidiary, to an unrelated entity for $34.4 million. The Company's Consolidated Statements of Income for the year ended January 3, 1998 include ODI's results of operations for the first ten months of 1997 and the gain on the sale of $2.3 million, after tax.

ODI's operations represented substantially all of the Company's oil well pumping systems product line. Management believes that the sale of ODI will allow the Company to more effectively build shareholder value at lower risk by investing its capital and other resources in segments of the world economy more closely aligned with its historical core markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
----------------------------------------------------------------------------
                                             1997        1996        1995
(In thousands, except per share amounts)
----------------------------------------------------------------------------

Net sales.............................     $303,298    $300,689    $276,440

Cost of sales (including research
  and development expenses of $5,058,
  $4,846 and $4,742, respectively)....      217,765     221,475     210,969
                                           --------    --------    --------

Gross profit..........................       85,533      79,214      65,471

Selling and administrative expenses...       49,194      45,915      40,688
                                           --------    --------    --------

Operating income......................       36,339      33,299      24,783

Interest expense......................       (1,435)     (1,308)     (2,128)
Gain on sale of subsidiary (Note 2)...        3,500         -           -
Other income, net.....................        3,137       1,598       2,341
Foreign exchange loss.................       (1,032)       (252)       (717)
                                           --------    --------    --------

Income before income taxes............       40,509      33,337      24,279

Income taxes (Note 5).................       15,004      11,827       8,777
                                           --------    --------    --------

Net income............................     $ 25,505    $ 21,510    $ 15,502
                                           ========    ========    ========



Per share data (Note 8):

  Net income per common share.........     $   4.33    $   3.43    $   2.51
                                           ========    ========    ========

  Net income per common share,
    assuming dilution.................     $   4.01    $   3.22    $   2.35
                                           ========    ========    ========

  Dividends per common share..........     $    .57    $    .46    $    .38
                                           ========    ========    ========


              See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
----------------------------------------------------------------------------
ASSETS
 (in thousands)                                     1997        1996
----------------------------------------------------------------------------
Current assets:
  Cash and equivalents........................   $ 23,191    $ 22,968
  Marketable securities.......................     48,497      31,624
  Receivables (less allowances of $1,349
    and $1,435, respectively).................     16,978      24,634
  Inventories:
    Raw materials.............................      9,763      15,958
    Work-in-process...........................      5,157       4,942
    Finished goods............................     26,267      32,528
    LIFO reserve..............................     (9,928)    (11,123)
                                                   ------      ------
                                                   31,259      42,305
  Other current assets (including deferred
    income taxes of $7,490 and $7,755,
    respectively, Note 5).....................      8,575       9,485
                                                 --------    --------
      Total current assets....................    128,500     131,016

Property, plant and equipment, at cost:
  Land and buildings..........................     20,018      28,335
  Machinery and equipment.....................     82,134      95,457
                                                 --------    --------

                                                  102,152     123,792
    Less allowance for depreciation...........     69,795      83,695
                                                 --------    --------
                                                   32,357      40,097
Deferred and other assets (including deferred
   income taxes of $1,001 in 1997, Note 5)....      2,253       1,846
                                                 --------    --------

Total Assets..................................   $163,110    $172,959
                                                 ========    ========


               See Notes to Consolidated Financial Statements.

---------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
                                                   1997        1996
(In thousands)
---------------------------------------------------------------------

Current liabilities:
  Current maturities of long-term debt and
    short-term borrowings (Note 6)............   $  1,196    $     21
  Accounts payable............................     10,472      14,049
  Accrued expenses (Note 4)...................     24,346      23,136
  Income taxes (Note 5).......................      4,513       4,339
                                                 --------    --------
    Total current liabilities.................     40,527      41,545

Long-term debt (Note 6)......................      19,163      20,276

Employee benefit plan obligations (Note 3)....      7,237       6,904

Other long-term liabilities...................      3,342       4,228

Deferred income taxes (Note 5)................        -           183

Shareowners' equity (Note 7):
  Common shares outstanding
    5,847 and 6,371, respectively.............        585         638
  Additional capital..........................     10,295       7,613
  Retained earnings...........................     87,508      95,961
  Stock subscriptions.........................       (625)       (997)
  Cumulative translation adjustment...........     (2,394)       (625)
  Loan to ESOP Trust (Note 3).................     (2,292)     (2,524)
  Minimum pension liability
    adjustment, net of taxes (Note 3).........       (236)       (243)
                                                 --------    --------

    Total shareowners' equity.................     92,841      99,823
                                                 --------    --------
Total Liabilities and Shareowners' Equity.....   $163,110    $172,959
                                                 ========    ========


              See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
----------------------------------------------------------------------------
                                                1997       1996       1995
(In thousands)
----------------------------------------------------------------------------
Cash flows from operating activities:
  Net income................................. $25,505    $21,510    $15,502
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Depreciation and amortization............   7,628      8,389      8,890
    Gain on sale of subsidiary (Note 2)......  (3,500)       -          -
    Deferred income taxes....................    (919)       (56)    (2,091)
    (Gain)/Loss on disposals of plant
      and equipment..........................     273        (20)       (43)
    Changes in assets and liabilities:
      Receivables............................  (2,290)    (3,018)        41
      Inventories............................  (3,069)     2,164     (7,628)
      Other assets...........................  (1,882)      (360)       495
      Accounts payable and other
        accrued expenses.....................      11      3,638       (691)
      Employee benefit plan obligations......   1,093       (567)     1,166
      Other long-term liabilities............    (846)      (807)       (69)
                                              -------    -------    -------
Net cash flows from operating activities.....  22,004     30,873     15,572
                                              -------    -------    -------

Cash flows from investing activities:
  Additions to plant and equipment...........  (8,598)    (6,235)    (6,111)
  Proceeds from sale of plant and equipment..   1,163        257         70
  Proceeds from sale of subsidiary (Note 2)..  34,402        -          -
  Transferred cash of subsidiary.............    (535)       -          -
  Additions to deferred assets...............     -         (445)      (630)
  Purchases of marketable securities......... (64,521)   (52,866)       -
  Proceeds from maturities of marketable
    securities...............................  47,648     21,242        -
                                              -------    -------    -------

Net cash flows from investing activities.....   9,559    (38,047)    (6,671)
                                              -------    -------    -------

Cash flows from financing activities:
  Borrowing on long-term debt................     -          199        -
  Repayment of long-term debt (Note 6).......     (79)       (97)       -
  Borrowing on line of credit................     186        -        3,549
  Repayment of line of credit................     -         (393)   (18,300)
  Proceeds from issuance of common stock.....   1,781        811        530
  Purchases of common stock (Note 7)......... (30,649)       -          -
  Proceeds from stock subscriptions..........     100         25        866
  Loan to ESOP Trust.........................     -         (324)       -
  Reduction of loan to ESOP Trust............     232        200        200
  Dividends paid.............................  (3,371)    (2,912)    (2,370)
                                              -------    -------    -------

Net cash flows from financing activities..... (31,800)    (2,491)   (15,525)
                                              -------    -------    -------

Effect of exchange rate changes on cash......     460        556       (189)
                                              -------    -------    -------

Net change in cash and equivalents...........     223     (9,109)    (6,813)
Cash and equivalents at beginning of year....  22,968     32,077     38,890
                                              -------    -------    -------
Cash and equivalents at end of year.......... $23,191    $22,968    $32,077
                                              =======    =======    =======

Cash paid during 1997, 1996, and 1995 for interest was $1.4 million, $1.3 million and $2.4 million, respectively. Also, cash paid during 1997, 1996 and 1995 for income taxes was $15.2 million, $9.3 million and $12.0 million, respectively.

Non-cash transactions:
----------------------
During the first quarter of 1995, the Company issued 20,000 common shares valued at $0.6 million under the 1988 Executive Stock Purchase Plan.



              See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share amounts)

                                       Common                                               Cumulative   Loan to     Minimum
                                       Shares     Common  Additional  Retained    Stock     Translation   ESOP       Pension
                                     Outstanding   Stock   Capital    Earnings   Subscrip.  Adjustment    Trust     Liability
                                     -----------   -----   -------    --------   ---------  ----------    -----     ---------
Balance year end 1994..............   6,199,449    $620   $ 4,667     $64,231     $(2,112)   $    59     $(2,600)     $  -

Net income.........................                                    15,502
Dividends on common stock..........                                    (2,370)
Common stock issued................      54,553       6     1,084                    (530)
Proceeds from stock subscriptions..                                                   866
Stock subscription amortization
  and adjustment...................                           (68)                    461
Currency translation adjustment....                                                              541
Loan payment from ESOP.............                                                                          200
                                      ---------    ----   -------     -------     -------    -------     -------      -----
Balance year end 1995..............   6,254,002    $626   $ 5,683     $77,363     $(1,315)   $   600     $(2,400)     $  -
                                      ---------    ----   -------     -------     -------    -------     -------      -----

Net income.........................                                    21,510
Dividends on common stock..........                                    (2,912)
Common stock issued................     117,027      12     1,470
Proceeds from stock subscriptions..                                                    25
Stock subscription amortization
  and adjustment...................                           460                     293
Currency translation adjustment....                                                           (1,225)
Loan payment from ESOP.............                                                                          200
Loan to ESOP Trust.................                                                                         (324)
Minimum pension liability
  adjustment, net of tax benefit...                                                                                    (243)
                                      ---------    ----   -------     -------     -------    -------     -------      -----
Balance year end 1996..............   6,371,029    $638   $ 7,613     $95,961     $  (997)   $  (625)    $(2,524)     $(243)
                                      ---------    ----   -------     -------     -------    -------     -------      -----

Net income.........................                                    25,505
Dividends on common stock..........                                    (3,371)
Common stock issued................      91,404       9     1,772
Common stock repurchased...........    (615,600)    (62)              (30,587)
Proceeds from stock subscriptions..                                                   100
Stock subscription amortization
  and adjustment...................                           910                     272
Currency translation adjustment....                                                           (1,769)
Loan payment from ESOP.............                                                                          232
Minimum pension liability
  adjustment, net of tax benefit...                                                                                       7
                                      ---------    ----   -------     -------     -------    -------     -------      -----
Balance year end 1997..............   5,846,833    $585   $10,295     $87,508     $  (625)   $(2,394)    $(2,292)     $(236)
                                      =========    ====   =======     =======     =======    =======     =======      =====



                        See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------------------
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
----------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR--The Company's fiscal year ends on the Saturday nearest December
31. The financial statements and accompanying notes are as of and for the years ended January 3, 1998 (53 weeks), December 28, 1996 (52 weeks) and December 30, 1995 (52 weeks) and are referred to as 1997, 1996 and 1995, respectively.

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The accounts of certain foreign subsidiaries are included in the consolidated financial statements on their fiscal years ended November 30.

REVENUE RECOGNITION--Sales are recognized when the Company's products are shipped.

CASH EQUIVALENTS--Cash equivalents consist of highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations and generally have original or purchased maturities of three months or less.

MARKETABLE SECURITIES--Marketable securities consist of short-term U.S. Treasury Bills with maturities of greater than 3 months at the date of purchase. All securities are categorized as held-to-maturity and are stated at amortized cost. Due to the nature of these securities, the difference between the amortized cost and fair value is immaterial.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts for cash and equivalents, long-term debt and short-term debt approximate fair value. The fair value of long-term debt is estimated based on current borrowing rates for similar issues. The Company's off-balance sheet instruments are not significant.

INVENTORIES--Inventories are stated at the lower of cost or market. The majority of the cost of domestic inventories is determined using the last-in, first-out (LIFO) method; all remaining inventory costs are determined using the first-in, first-out (FIFO) method. Inventories stated on the LIFO method approximated 56 and 64 percent of total inventories in 1997 and 1996, respectively. In 1997, due to the liquidation of LIFO inventories, net income increased by $0.2 million.

PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided principally on a straight line basis over the estimated useful lives of 5 to 50 years for land improvements and buildings, 2 to 10 years for machinery, equipment, furniture, and fixtures and 3 to 5 years for automobiles and trucks. Accelerated methods are used for income tax purposes. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

STOCK-BASED COMPENSATION--Management of the Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Employee stock-based compensation will continue to be accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense is recognized in the financial statements as the exercise price of the Company's stock options equals the market price of the underlying stock on the dates of the grants.

EARNINGS PER COMMON SHARE--In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. Under the new requirements, primary earnings per share is replaced with basic earnings per share and the dilutive effect of stock options is excluded from the computation. The Company adopted SFAS No. 128 in the fourth quarter of 1997.

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

PENDING ACCOUNTING PRONOUNCEMENTS

REPORTING COMPREHENSIVE INCOME. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement is not expected to have a material impact on the presentation of the Company's financial statements.

SEGMENT DISCLOSURES. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments and for disclosures about products and services, geographic areas, and major customers. It is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement is not expected to have a material impact on the presentation of the Company's financial statements.

2.   SALE OF SUBSIDIARY

On October 24, 1997, the Company sold Oil Dynamics Inc. (ODI), previously a wholly-owned subsidiary, to Baker Hughes Incorporated (BHI), an unrelated entity. The operations of ODI represented substantially all of the Company's oil well pumping systems product line.

The Company received $34.4 million in cash proceeds from BHI in exchange for the common stock of ODI. The net assets of ODI at October 24, 1997, were $27.9 million and the Company incurred $3.0 million in related expenses resulting in an after tax gain on the sale of $2.3 million. The Company's 1997 results of operations include ODI's ten month net sales of $34.4 million and net loss of $1.0 million. The Company's 1996 and 1995 results of operations include ODI's net sales of $35.9 million and $26.9 million and net losses of $3.2 million, and $4.0 million, respectively.

The following unaudited pro forma consolidated statements of income have been prepared to show the Company's results of operations after eliminating the gain on the sale of ODI and the historical results of ODI for each period presented. This unaudited pro forma information is not necessarily representative of the results which would have been obtained for the respective periods.

(In thousands, except per share amounts)
-----------------------------------------------------------------------------
                                             1997         1996         1995
                                             ----         ----         ----
Net sales..............................   $268,912     $264,838     $249,497
Costs and expenses.....................    230,430      225,610      218,498
                                          --------     --------     --------
Income before income taxes.............     38,482       39,228       30,999
Income taxes...........................     14,304       14,514       11,470
                                          --------     --------     --------
Net income.............................   $ 24,178     $ 24,714     $ 19,529
                                          ========     ========     ========

Per share data:
  Net income per common share..........   $   4.10     $   3.94     $   3.16
                                          ========     ========     ========
  Net income per common share,
    assuming dilution..................   $   3.80     $   3.70     $   2.96
                                          ========     ========     ========
-----------------------------------------------------------------------------

3.   EMPLOYEE BENEFIT PLANS

PENSION PLANS - As of January 3, 1998, the Company's domestic operations maintain three separate pension plans covering substantially all of its U.S. employees. A non-contributory defined benefit pension plan covering substantially all U.S. employees provides benefits based upon years of credited service. A contributory defined benefit pension plan covering substantially all U.S. salaried employees provides benefits based upon the highest average thirty-six (36) consecutive monthly earnings before retirement. A non-contributory defined benefit pension plan covering certain management employees provides benefits in excess of those provided under other plans. Prior to the sale of ODI, the Company maintained a fourth pension plan. This non-contributory defined benefit pension plan covered substantially all ODI employees and provided benefits based upon a percentage of monthly earnings for each year of credited service. The Company's funding policy is to make the minimum annual contribution required by applicable regulations.

Net domestic pension cost for 1997, 1996 and 1995 was as follows:

(In thousands)
---------------------------------------------------------------------------
                                      1997       1996       1995
                                      ----       ----       ----
Service cost....................    $ 2,506    $ 2,295    $ 1,846
Interest on projected
  benefit obligation............      5,716      5,291      4,952
Actual return on plan assets....    (20,580)   (16,769)   (13,082)
Net amortization and deferral...     14,538     11,331      7,559
                                    -------    -------    -------
Net domestic pension cost.......    $ 2,180    $ 2,148    $ 1,275
                                    =======    =======    =======
---------------------------------------------------------------------------

The following table sets forth the funded status of the Company's domestic plans and accrued pension costs reflected in the Company's balance sheet at year end. The Company's German subsidiary, which does not report pension information under the Employee Retirement Income Security Act of 1974 (ERISA), calculates the pension liability based on local requirements. Pension liability for the German subsidiary was $1,058 at January 3, 1998 and $1,163 at December 28, 1996. The difference between calculating the pension liability under local requirements versus SFAS No. 87 requirements is immaterial. Pension liabilities for other foreign subsidiaries are not significant.

(In thousands)
--------------------------------------------------------------------------
                                  ABO Exceeds Assets    Assets Exceed ABO
                                  ------------------    -----------------
                                    1997      1996        1997      1996
                                    ----      ----        ----      ----
Actuarial Present Value of
  Benefit Obligations:
  Vested employees..............  $ 1,245   $ 1,120     $71,210   $66,271
  Nonvested employees...........       40        38       3,721     2,787
                                  -------   -------     -------   -------
Accumulated benefit
  obligation (ABO)..............    1,285     1,158      74,931    69,058
Additional amount related to
  projected benefit
  or pay increases..............      205       307       4,647     5,624
                                  -------   -------     -------   -------
Projected benefit obligation....    1,490     1,465      79,578    74,682
Fair value of plan assets,
  primarily common stocks and
  bonds, including $32,030
  and $23,306 of the Company's
  common stock in 1997 and
  1996, respectively............     -          -       100,827    86,030
                                  -------   -------     -------   -------
Funded status...................   (1,490)   (1,465)     21,249    11,348
Unrecognized net (gain)/loss....      598       712     (30,087)  (18,698)
Unrecognized net obligation
  (asset) at date of initial
  application of SFAS No. 87....      -         -          (198)     (242)
Unrecognized prior service cost.       24        32       6,315     4,674
Adjustment required to
  recognize minimum liability...     (417)     (437)        -         -
                                  -------   -------     -------   -------
Accrued pension liability.......  $(1,285)  $(1,158)    $(2,721)  $(2,918)
                                  =======   =======     =======   =======

Actuarial Assumptions:
                                       1997          1996          1995
                                       ----          ----          ----

Discount rate...................       7.25%         7.50%         7.50%
Rate of increase in future
  compensation..................      0-5.0%        0-5.0%        0-5.0%
Expected long-term rate of
  return on plan assets.........   8.25-9.0%     8.25-9.0%     8.25-9.0%
----------------------------------------------------------------------------

Pursuant to the provisions of Statement of Financial Accounting Standards No.87, "Employers' Accounting for Pensions," the Company recorded in other non-current liabilities an additional minimum pension liability adjustment of $417,000 and $437,000 as of January 3, 1998 and December 28, 1996,
respectively, to recognize the amount of the accumulated plan benefits which exceeds the fair value of the plan assets and the accrued pension liability. At January 3, 1998, and December 28, 1996, the liability exceeded the unrecognized prior service cost resulting in a minimum pension liability, net of taxes, of $236,000 and $243,000, respectively, recorded as a reduction of the Company's equity.

EMPLOYEE STOCK OWNERSHIP PLAN - The Company maintains an Employee Stock Ownership Plan (ESOP) for substantially all of its domestic employees excluding hourly employees at its Bluffton and Jonesboro, Indiana; Siloam Springs, Arkansas; and McFarland, Wisconsin, locations.

In June 1996 and in July 1992, the ESOP Trustee acquired additional shares of Company common stock on the open market using the proceeds of a ten-year, $0.3 million loan and a fifteen-year, $3.0 million loan, respectively, from the Company. Under the terms of the variable rate loan (6.31 percent at January 3, 1998), principal plus interest is payable in equal annual installments.
The shares of stock purchased with the loan proceeds are collateral for the loan and are considered outstanding for purposes of calculating earnings per share.

At January 3, 1998, 99,312 shares were allocated to the accounts of participants, 10,736 shares were committed to be released and allocated to the accounts of participants for service rendered during 1997, and 76,767 shares were held by the ESOP Trust in suspense.

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

The following table sets forth the interest expense and Company contributions to the integrated ESOP and 401(k) Plan (dividends on the Company's common stock held by the ESOP have not been used for debt service for 1997, 1996 or
1995):

(In thousands)
---------------------------------------------------------------------------
                                               1997     1996     1995
                                               ----     ----     ----
Interest expense incurred by the plan
  on ESOP debt.............................  $  148   $  153   $  155
Company contributions to integrated plan...   1,200    1,023    1,072
---------------------------------------------------------------------------

ODI employees participated in a separate 401(k) plan. The Company contributed $189,000, $194,000, and $220,000 for this plan in 1997, 1996 and 1995, respectively.

POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS - The Company's postretirement health plans cover domestic employees hired prior to 1992. The Company effectively capped its cost for those benefits through plan amendments made in 1992 freezing Company contributions for health insurance benefits at 1991 levels for current and future beneficiaries with actuarially reduced benefits for employees who retire before age 65.

Net postretirement benefit cost for 1997, 1996 and 1995 was as follows:

(In thousands)
----------------------------------------------------------------------------
                                              1997     1996     1995
                                              ----     ----     ----
Service cost...............................  $  235   $  244   $  219
Interest cost..............................     858      803      837
Amortization of transition obligation......     489      489      489
Net amortization and deferral..............     136       59        7
                                             ------   ------   ------
Net postretirement benefit cost............  $1,718   $1,595   $1,552
                                             ======   ======   ======
----------------------------------------------------------------------------

The following table sets forth the funded status of the Company's postretirement benefit plans and accrued postretirement benefit cost reflected in the Company's balance sheet at year end:

(In thousands)
----------------------------------------------------------------------------
                                                   1997        1996
                                                   ----        ----
Accumulated Postretirement
  Benefit Obligation:
    Retirees................................     $(8,498)    $(7,640)
    Active employees........................      (3,683)     (3,562)
                                                 -------     -------
                                                 (12,181)    (11,202)
Unrecognized net obligation at date
  of adoption of SFAS No. 106................      7,334       7,823
Unrecognized net loss........................      2,674       1,714
                                                 -------     -------
Accrued postretirement benefit cost..........    $(2,173)    $(1,665)
                                                 =======     =======
----------------------------------------------------------------------------

The discount rate used in determining the accumulated postretirement benefit obligation was 7.25, 7.50 and 7.50 percent in 1997, 1996 and 1995, respectively.

4.   ACCRUED EXPENSES

Accrued expenses consisted of:

(In thousands)
---------------------------------------------------------------------------
                                            1997            1996
                                            ----            ----
Salaries, wages and commissions.......    $ 7,345         $ 7,092
Product warranty costs................      4,282           4,717
Insurance.............................      5,198           4,895
Employee benefits.....................      1,763           1,654
Other.................................      5,758           4,778
                                          -------         -------
                                          $24,346         $23,136
                                          =======         =======
--------------------------------------------------------------------------

5.   INCOME TAXES

Income before income taxes consisted of:

(In thousands)
--------------------------------------------------------------------------
                                    1997         1996         1995
                                    ----         ----         ----
Domestic....................      $34,269      $27,664      $23,647
Foreign.....................        6,240        5,673          632
                                  -------      -------      -------
                                  $40,509      $33,337      $24,279
                                  =======      =======      =======
--------------------------------------------------------------------------

The income tax provision consisted of:

(In thousands)
--------------------------------------------------------------------------
                                    1997         1996         1995
                                    ----         ----         ----
Currently payable:
  Federal...................      $10,606      $ 8,110      $ 8,714
  Foreign...................        2,397        1,611          113
  State.....................        2,920        2,162        2,041
Deferred:
  Federal...................         (757)         (44)      (2,293)
  Foreign...................           58           50          343
  State.....................         (220)         (62)        (141)
                                  -------      -------      -------
                                  $15,004      $11,827      $ 8,777
                                  =======      =======      =======
----------------------------------------------------------------------------

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In thousands)
----------------------------------------------------------------------------
                                                 1997         1996
                                                 ----         ----
Deferred tax assets:
  Accrued expenses and reserves..............  $ 6,125      $ 6,835
  Compensation and employee benefits.........    4,868        4,380
  Other items................................      564          670
                                               -------      -------
    Total deferred tax assets................   11,557       11,885
                                               -------      -------
Deferred tax liabilities:
  Accelerated depreciation on fixed assets...    2,908        4,132
  Other items................................      158          181
                                               -------      -------
    Total deferred tax liabilities...........    3,066        4,313
                                               -------      -------
Net deferred tax assets......................  $ 8,491      $ 7,572
                                               =======      =======
---------------------------------------------------------------------------

The portions of current and non-current deferred tax assets and liabilities were as follows:

(In thousands)
---------------------------------------------------------------------------
                           1997                     1996
                   ---------------------    ---------------------
                   Deferred   Deferred      Deferred   Deferred
                     Tax        Tax           Tax        Tax
                    Assets   Liabilities     Assets   Liabilities
                    ------   -----------     ------   -----------
  Current........   $ 7,490    $  -          $ 7,840    $   85
  Non-current....     4,067     3,066          4,045     4,228
                    -------    ------        -------    ------
                    $11,557    $3,066        $11,885    $4,313
                    =======    ======        =======    ======
---------------------------------------------------------------------------

There was no valuation allowance for deferred tax assets required in 1997 or 1996.

The differences between the statutory and effective tax rates were as follows:

---------------------------------------------------------------------------
                                     1997        1996        1995
                                     ----        ----        ----
U.S. Federal statutory rate......    35.0%       35.0%       35.0%
State income taxes, net of
  federal benefit................     4.3         4.1         5.1
Effect of higher foreign
  tax rates......................      .6         (.5)        1.0
Earnings of foreign sales
  corporation ...................    (1.4)       (3.1)        (.4)
Utilization of foreign
  tax credits....................    (1.5)         -         (5.2)
Other items......................      -           -           .7
                                     -----       -----       -----
                                     37.0%       35.5%       36.2%
                                     =====       =====       =====
---------------------------------------------------------------------------

Accumulated undistributed earnings of foreign subsidiaries expected to be permanently invested approximated $0.1 million at January 3, 1998. The Company does not anticipate incurring any tax should these earnings be repatriated in the future.

6.   DEBT

Short-term borrowings consisted of:

(In thousands)
--------------------------------------------------------------------------
                                              1997        1996
                                              ----        ----
 Bank--other.............................     $177        $ -
                                              ====        ====
---------------------------------------------------------------------------

Long-term debt consisted of:

(In thousands)
--------------------------------------------------------------------------
                                              1997        1996
                                              ----        ----
Insurance Company--6.31%, principal
  payments of $1.0 million due in
  annual installments, starting in
  1998 with a balloon payment of
  $10,000 in 2008.......................    $20,000     $20,000
Bank--other.............................        182         297
                                            -------     -------
                                             20,182      20,297
Less current maturities.................     (1,019)        (21)
                                            -------     -------
                                            $19,163     $20,276
                                            =======     =======
--------------------------------------------------------------------------

Both the Company's short-term borrowings and long-term debt are unsecured. The Company's long-term debt agreement provides for certain financial covenants relative to working capital, additional borrowings, loans or advances and investments. The Company was in compliance with all financial covenants in 1997 and 1996.

On January 5, 1996, the Company entered into an unsecured, five-year $40.0 million revolving credit agreement (the "Agreement"). The Agreement, which includes a facility fee of one-tenth of one percent on the committed amount, was amended and restated (the "Amended Agreement") on December 30, 1997. The Amended Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (EBITDA). The Amended Agreement contains certain financial covenants with respect to borrowings, fixed charge coverage, working capital, loans or advances, and investments.


7.   SHAREOWNERS' EQUITY

The Company had 5,846,833 shares of common stock (10,000,000 shares authorized, $.10 par value) outstanding at the end of 1997.

During 1997, pursuant to stock repurchase programs authorized by the Company's Board of Directors, the Company repurchased a total of 615,000 shares for $30.6 million. Of these shares, 175,000 were repurchased from a director of the Company. All repurchased shares were retired.

Stock subscriptions are principally deferred costs recognized in connection with the issuance of common stock under the 1988 Stock Incentive Award Plan and loans to officers under the 1988 Executive Stock Purchase Plan.

8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)
----------------------------------------------------------------------------
                                          1997        1996        1995
                                          ----        ----        ----
Numerator:
  Net Income..........................  $25,505     $21,510     $15,502
                                        =======     =======     =======

Denominator:

 Basic
 -----
   Weighted average common shares.....    5,895       6,279       6,186

 Diluted
 -------
  Effect of dilutive securities:

    Employee and director incentive
      stock options and awards........      471         397         412
                                        -------     -------     -------

  Adjusted weighted average common
      shares..........................    6,366       6,676       6,598
                                        =======     =======     =======


Basic earnings per share..............  $  4.33     $  3.43     $  2.51
                                        =======     =======     =======

Diluted earnings per share............  $  4.01     $  3.22     $  2.35
                                        =======     =======     =======
----------------------------------------------------------------------------


9.   STOCK-BASED COMPENSATION

At January 3, 1998, the Company had seven stock-based compensation plans which are described as follows.

FIXED STOCK OPTION PLANS--The Company has authorized the grant of options to purchase common stock of the Company to employees and non-employee directors of the Company and its subsidiaries under five fixed stock option plans. The plans and the original number of authorized shares available for grants are as follows:

----------------------------------------------------------------------------
                                                                    Shares
                                                                    ------
 1981 Incentive Stock Option Plan (1981 Plan)                      555,000
 1986 Non-Qualified Stock Option Plan (1986 Plan)                  555,000
 1996 Employee Stock Option Plan (1996 Plan)                       600,000
 1990 Non-Employee Director Stock Option Plan (1990 Director Plan) 60,000 1996 Non-Employee Director Stock Option Plan (1996 Director Plan) 90,000
----------------------------------------------------------------------------

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

A summary of the Company's fixed stock option plans activity and related information for 1997, 1996 and 1995 follows:

---------------------------------------------------------------------------------------------------------
                               1997                        1996                       1995
                              Weighted-Average            Weighted-Average           Weighted-Average
Fixed Options        Shares    Exercise Price     Shares   Exercise Price   Shares    Exercise Price
------------------   -------------------------    ------------------------  --------------------------
Outstanding at
  beginning of year  850,125      $23.51          861,092     $18.69         753,645     $15.90
Granted               18,000       46.47          116,500      41.74         192,000      31.82
Exercised           (104,829)       7.96         (121,467)      6.90         (34,553)     15.36
Forfeited             (1,000)      26.50           (6,000)     22.13         (50,000)     29.25
                     -------                      -------                    -------
Outstanding at
  end of year        762,296       25.73          850,125     $23.51         861,092     $18.69
                     =======                      =======                    =======
---------------------------------------------------------------------------------------------------------

The following summarizes information about fixed stock options outstanding at January 3, 1998:

---------------------------------------------------------------------------------------------------------
                                 Options Outstanding                           Options Exercisable
                    --------------------------------------------------    ------------------------------
                      Number       Weighted-Average                         Number
   Range of         Outstanding       Remaining       Weighted-Average    Exercisable   Weighted-Average
Exercise Prices     at 1/03/98     Contractual Life    Exercise Price     at 1/03/98     Exercise Price
---------------     ----------     ----------------    --------------     ----------     --------------
$ 5.86 to 10.00       189,196        1.88 years            $ 8.22           189,196          $ 8.22
 10.01 to 30.00       245,600        6.08                   25.35           199,600           25.09
 30.01 to 54.13       327,500        8.04                   36.14           182,100           32.92
                      -------                                               -------
$ 5.86 to 54.13       762,296        5.88                  $25.73           570,896          $22.00
                      =======                                               =======
---------------------------------------------------------------------------------------------------------

For pro forma information regarding net income and earnings per share, the fair value for the options awarded in 1997, 1996 and 1995 for all fixed stock option plans was estimated as of the date of the grant using a Black-Scholes option valuation model. The following table sets forth the weighted average assumptions for 1997, 1996 and 1995, respectively.

----------------------------------------------------------------------------
                                        1997       1996       1995
                                        ----       ----       ----
  Risk-free interest rate............   6.51%      6.18%      6.42%
  Dividend yield.....................   1.2 %      1.4 %      1.4 %
  Volatility factor..................   .236       .257       .260
  Weighted average expected life.....   6 years    6 years    6 years
----------------------------------------------------------------------------

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

(In thousands, except per share amounts)
----------------------------------------------------------------------------
                                        1997          1996          1995
                                        ----          ----          ----
 Reported net income................. $25,505       $21,510       $15,502
 Pro forma net income................ $25,037       $21,245       $15,362

 Reported net income available
   per common share..................   $4.33         $3.43         $2.51
 Pro forma net income available
   per common share..................   $4.25         $3.38         $2.48

 Reported net income available per
   common share, assuming dilution...   $4.01         $3.22         $2.35
 Pro forma net income available per
   common share, assuming dilution ..   $3.93         $3.18         $2.33
----------------------------------------------------------------------------

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

ADDITIONAL AWARD PLANS--The Company has authorized the grant of up to 888,000 restricted shares of its common stock to employees of the Company and its subsidiaries under the 1988 Stock Incentive Award Plan (1988 Award Plan). Vesting of shares awarded under the 1988 Award Plan can be contingent upon individual or Company performance relative to certain thresholds. No shares were awarded under the 1988 Award Plan during 1997, 1996 or 1995. At
January 3, 1998, 671,936 shares were reserved for future awards.

The Company has allocated 888,000 shares of its common stock for the 1988 Executive Stock Purchase Plan (1988 Purchase Plan). Under this plan executives of the Company and its subsidiaries are awarded the right to purchase shares of its common stock through a Company loan. The purchase price per share is the closing price of a share on the day prior to the date of purchase. No shares were awarded in 1997 or 1996. During 1995, 20,000 shares were awarded under this plan. At January 3, 1998, 512,800 shares were reserved for future awards.

10.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company's single business segment is the design, manufacture and sale of electric motors, electronic motor controls and related equipment. These products are primarily sold to original equipment manufacturers in the United States, Canada, Europe, Australia, South Africa, Mexico and other world markets.

Manufacturing plants are located in the United States, Germany, Czech Republic, Italy and South Africa.

GEOGRAPHICAL AREAS

(In thousands)
----------------------------------------------------------------------------
                                 1997           1996           1995
                                 ----           ----           ----
NET SALES
North America..............   $251,842       $252,007       $225,958
Foreign....................     51,456         48,682         50,482
                              --------       --------       --------
                              $303,298       $300,689       $276,440
                              ========       ========       ========

OPERATING MARGIN
North America..............   $ 48,149       $ 44,011       $ 38,885
Foreign....................      7,848          7,425          2,148
Interest expense...........     (1,435)        (1,308)        (2,128)
Interest income............      2,379          2,052          1,866
Corporate expenses.........    (16,432)       (18,843)       (16,492)
                              --------       --------       --------
Income before taxes........   $ 40,509       $ 33,337       $ 24,279
                              ========       ========       ========

IDENTIFIABLE ASSETS
North America..............   $ 52,565       $ 81,070       $ 84,013
Foreign....................     27,486         29,966         29,697
Corporate .................     83,059         61,923         39,647
                              --------       --------        -------
                              $163,110       $172,959       $153,357
                              ========       ========       ========
----------------------------------------------------------------------------

The Company has no single geographic area within its foreign operations whose revenues or assets exceed 10 percent of such amounts on a consolidated basis. The Company had $40.8 million, $44.6 million and $32.7 million of export sales (from domestic sources) in 1997, 1996 and 1995, respectively, to various geographic areas, of which no single geographic area was significant.

One customer accounted for 12.4%, 12.5% and 12.9% of the consolidated sales in 1997, 1996 and 1995, respectively.

11.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial information for the years 1997 and 1996 is as follows:

(In thousands, except per share amounts)
----------------------------------------------------------------------------
                                                        Basic      Diluted
                      Net       Gross        Net      Earnings    Earnings
                    Sales      Profit      Income     Per Share   Per Share
                    -----      ------      ------     ---------   ---------
1997
----
1st Quarter.....  $ 64,200     $16,491     $ 3,195      $ .53      $ .49
2nd Quarter.....    75,935      19,701       5,269        .90        .84
3rd Quarter.....    85,610      23,589       6,123       1.04        .96
4th Quarter.....    77,553      25,752      10,918       1.86       1.72
                  --------     -------     -------      -----      -----
                  $303,298     $85,533     $25,505      $4.33      $4.01
                  ========     =======     =======      =====      =====
1996
----
1st Quarter.....  $ 62,754     $14,960     $ 3,008      $ .48      $ .45
2nd Quarter.....    73,107      19,249       5,081        .81        .76
3rd Quarter.....    79,380      20,047       5,612        .89        .84
4th Quarter.....    85,448      24,958       7,809       1.25       1.17
                  --------     -------     -------      -----      -----
                  $300,689     $79,214     $21,510      $3.43      $3.22
                  ========     =======     =======      =====      =====
----------------------------------------------------------------------------


12.   CONTINGENT LIABILITIES AND COMMITMENTS

The Company is defending various claims and legal actions which have arisen in the ordinary course of business. The Company has attempted, where possible, to assess the likelihood of an unfavorable outcome as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and costs are accrued when an unfavorable outcome is determined to be probable and a reasonable estimate can be made. As a result, the Company has an accrual balance of approximately $1.4 million and $1.6 million at January 3, 1998 and December 28, 1996, respectively, to provide for such actions.

Included in such matters, the Company has been designated, in conjunction with other parties, as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act with respect to a reclamation and recycling site located in Columbia City, Indiana. Under consent decree, the Company has paid approximately $153,000 through January 3, 1998 toward the cost of remediation. Future remediation costs are estimated at less than $5.0 million over the next four to fourteen years, for which the Company's share is estimated to be $35,000.

Total rent expense charged to operations for operating leases including contingent rentals was $2.3 million, $2.4 million and $2.0 million for 1997, 1996 and 1995, respectively. The future minimum rental payments for noncancellable operating leases as of January 3, 1998, are as follows: 1998, $0.5 million; 1999, $0.4 million and 2000, $0.3 million. Rental commitments subsequent to 2000 are not material.

INDEPENDENT AUDITORS' REPORT
----------------------------


To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and consolidated subsidiaries as of January 3, 1998 and December 28, 1996 and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended January 3, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and consolidated subsidiaries as of January 3, 1998 and December 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


 /s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
January 30, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                  PART III
                                  --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information concerning directors required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1998, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT."



ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1998, under the headings of "INFORMATION ABOUT THE BOARD AND ITS COMMITTEES," "SUMMARY COMPENSATION TABLE," "OPTION GRANTS IN 1997 FISCAL YEAR," "1997 FISCAL YEAR-END OPTION VALUES," "COMPENSATION PURSUANT TO PLANS" and "AGREEMENTS," and is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1998, under the heading of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1998, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "AGREEMENTS," and is incorporated herein by reference.

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
          ----------------------------------------

          Independent Auditors' Report........................ 34
          Consolidated Statements of Income for the
            three years ended January 3, 1998................. 13
          Consolidated Balance Sheets, as of
            January 3, 1998 and December 28, 1996............. 14-15
          Consolidated Statements of Cash Flows
            for the three years ended January 3, 1998......... 16-17
          Consolidated Statements of Shareowners' Equity
            for the three years ended January 3, 1998......... 18
          Notes to Consolidated Financial Statements
            (including quarterly financial data).............. 19-33

     2.   Financial Statement Schedules - Franklin Electric
          -------------------------------------------------

          II Valuation and Qualifying Accounts................ 37

     Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

     3.   Exhibits
          --------

          See the Exhibit Index located on pages 39-40.
          Management Contract or Compensatory Plan or
          Arrangement is denoted by an asterisk (*).

(b) Reports on Form 8-K filed during the fourth quarter ended January 3, 1998:

          During the fourth quarter ended January 3, 1998, a Form 8-K was filed by the Company dated October 24, 1997, to report the sale of Oil Dynamics Inc. Another Form 8-K was filed by the Company dated November 7, 1997, to report the Company's repurchase of 75,000 shares of its common stock.

(c)  See the Exhibit Index located on pages 39-40.

(d) Individual financial statements and all other schedules of the Registrant are omitted as they are not required.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     For the years 1997, 1996 and 1995
                               (In thousands)
                               --------------


                                   Additions
                  Balance at       charged to                       Balance
                   beginning       costs and                        at end
Description        of period        expenses     Deductions        of period
-----------        ---------        --------     ----------        ---------


Allowance for doubtful accounts:

   1997              $1,435           $248          $334 (A)        $1,349
                     ======           ====          ====            ======

   1996              $1,351           $227          $143 (B)        $1,435
                     ======           ====          ====            ======

   1995              $1,271           $190          $110 (B)        $1,351
                     ======           ====          ====            ======










NOTES:

     (A) Uncollectible accounts written off, net of recoveries, and the elimination of Oil Dynamics Inc.

     (B)  Uncollectible accounts written off, net of recoveries.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Franklin Electric Co., Inc.

                                         /s/ WILLIAM H. LAWSON
                                        -------------------------
                                        William H. Lawson
                                        Chairman of the Board
(Date) February 13, 1998                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ WILLIAM H. LAWSON                  Chairman of the Board and
-------------------------------------   Chief Executive Officer
William H. Lawson   February 13, 1998   (Principal Executive
                                        Officer)

 /s/ JOHN B. LINDSAY
-------------------------------------
John B. Lindsay     February 13, 1998   President and Director


 /s/ JESS B. FORD                       Vice President and Chief
-------------------------------------   Financial Officer (Principal
Jess B. Ford        February 13, 1998   Financial and Accounting
                                        Officer)

 /s/ ROBERT H. LITTLE
-------------------------------------
Robert H. Little    February 13, 1998   Director


 /s/ PATRICIA SCHAEFER
-------------------------------------
Patricia Schaefer   February 13, 1998   Director


 /s/ DONALD J. SCHNEIDER
-------------------------------------
Donald J. Schneider February 13, 1998   Director


 /s/ GERARD E. VENEMAN
-------------------------------------
Gerard E. Veneman   February 13, 1998   Director


 /s/ JURIS VIKMANIS
-------------------------------------
Juris Vikmanis      February 13, 1998   Director


 /s/ HOWARD B. WITT
-------------------------------------
Howard B. Witt      February 13, 1998   Director

                          FRANKLIN ELECTRIC CO., INC.
                     EXHIBIT INDEX FOR THE FISCAL YEAR
                          ENDED JANUARY 3, 1998
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

    10.1 1988 Executive Stock Purchase Plan (incorporated herein by reference to the Company's 1988 Proxy
          Statement for the Annual Meeting held on April
          15, 1988, and included as Exhibit E to the Proxy
          Statement)*

    10.2 1988 Stock Incentive Award Plan (incorporated herein by reference to the Company's 1988 Proxy
          Statement for the Annual Meeting held on April
          15, 1988, and included as Exhibit D to the Proxy
          Statement)*

    10.3  Amended 1981 Incentive Stock Option Plan
          (incorporated herein by reference to the Company's 1988 Proxy Statement for the Annual
          Meeting held on April 15, 1988, and included as Exhibit B to the Proxy Statement)*

    10.4 Amended 1986 Stock Option Plan (incorporated herein by reference to the Company's 1988 Proxy
          Statement for the Annual Meeting held on April
          15, 1988, and included as Exhibit C to the Proxy
          Statement)*

    10.5  Franklin Electric Nonemployee Director Stock
          Option Plan (incorporated herein by reference to the Company's 1991 Proxy Statement for the Annual
          Meeting on April 19, 1991)*

    10.6 Employment Agreement dated October 23, 1995 between the Company and Jess B. Ford (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended December 30, 1995).

    10.7 Employment Agreement dated December 5, 1986 between the Company and William H. Lawson (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended December 28, 1991)*

    10.8  Amended and Restated Credit Agreement dated as of
          December 30, 1997 between the Company and various
          commercial banks..........................................  41-115

    10.9 1996 Franklin Electric Co., Inc., Employee Stock Option Plan (incorporated herein by reference to the Company's 1996 Proxy Statement for the Annual Meeting held on April 12, 1996, and included as Exhibit A to the Proxy Statement).*

    10.10 1996 Franklin Electric Co., Inc., Non-Employee Director Stock Option Plan (incorporated herein by reference to the Company's 1996 Proxy Statement for the Annual Meeting held on April 12, 1996, and included as Exhibit B to the Proxy Statement).*

    21    Subsidiaries of the Registrant............................  116
    23    Independent Auditors' Consent.............................  117
    27    Financial Data Schedule...................................  118

* Management contract or compensatory plan or arrangement