Form 10-Q
period 1998-04-04
FRANKLIN ELECTRIC CO INC
filed 1998-05-14
CIK 38725

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               ---------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 4, 1998
                                              -------------
                                   OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from       to
                                               -----    -----

                       Commission file number 0-362

                        FRANKLIN ELECTRIC CO., INC.
                        ---------------------------

             (Exact name of registrant as specified in its charter)

           Indiana                                          35-0827455
           -------                                          ----------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

         400 East Spring Street
           Bluffton, Indiana                                 46714
           -----------------                                 -----
  (Address of principal executive offices)                  (Zip Code)

                                (219) 824-2900
                                --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
                   (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               YES   X                                      NO
                   -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
          Class of Common Stock                    May 14, 1998
          ---------------------                   ---------------
                $.10 par value                    5,881,409 shares

                       FRANKLIN ELECTRIC CO., INC.

                                  Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of April 4, 1998 (Unaudited)
            and January 3, 1998...........................     3

            Condensed Consolidated Statements of
            Income for the Three Months Ended
            April 4, 1998 and March 29, 1997 (Unaudited)..     4

            Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            April 4, 1998 and March 29, 1997 (Unaudited)..     5

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)..............  6- 8

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations.........................     9



PART II.    OTHER INFORMATION
-----------------------------

   Item 4.  Submission of Matters to a Vote of
              Security Holders............................    10

   Item 6.  Exhibits and Reports on Form 8-K..............    10



Signatures................................................    11
----------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                          FRANKLIN ELECTRIC CO., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                               April 4,    January 3,
                                               1998         1998
                                           (Unaudited)   (Audited)
                                            ---------     -------
ASSETS
Current assets:
  Cash and equivalents....................  $ 28,009      $ 23,191
  Marketable securities...................    31,731        48,497
  Receivables, less allowances of
    $1,330 and $1,349, respectively.......    18,318        16,978
  Inventories (Note 2)....................    40,253        31,259
  Other current assets (including
    deferred income taxes of $8,396
    and $7,490, respectively).............     9,407         8,575
                                            --------      --------
    Total current assets..................   127,718       128,500
Property, plant and equipment,
  net (Note 3)............................    32,549        32,357
Deferred and other assets (including
  deferred income taxes of $1,010
  and $1,001, respectively)...............     2,086         2,253
                                            --------      --------
Total assets..............................  $162,353      $163,110
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  1,018      $  1,196
  Accounts payable........................     8,006        10,472
  Accrued expenses........................    22,919        24,346
  Income taxes............................     4,264         4,513
                                            --------      --------
    Total current liabilities.............    36,207        40,527
Long-term debt............................    19,149        19,163
Employee benefit plan obligations.........     7,801         7,237
Other long-term liabilities...............     3,328         3,342

Shareowners' equity:
  Common stock (Note 5)...................       588           585
  Additional capital......................    12,022        10,295
  Retained earnings.......................    88,563        87,508
  Stock subscriptions.....................      (205)         (625)
  Loan to ESOP Trust......................    (2,059)       (2,292)
  Accumulated other comprehensive
    loss (Note 7).........................    (3,041)       (2,630)
                                            --------      --------
    Total shareowners' equity.............    95,868        92,841
                                            --------      --------

Total liabilities and shareowners' equity.  $162,353      $163,110
                                            ========      ========


          See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(In thousands, except per share amounts)

                                               Three Months Ended
                                               ------------------

                                             April 4,      March 29,
                                               1998          1997
                                               ----          ----

Net sales.................................   $56,014       $64,200

Costs and expenses:
  Cost of sales...........................    40,834        47,709
  Selling and administrative expenses.....     9,727        11,464
  Interest expense........................       314           345
  Other income, net.......................      (875)         (497)
                                             -------       -------
                                              50,000        59,021

Income before income taxes................     6,014         5,179

Income taxes..............................     2,354         1,984
                                             -------       -------

Net income................................   $ 3,660       $ 3,195
                                             =======       =======


Per share data (Note 6):

  Net income per common share.............   $   .63       $   .53
                                             =======       =======

  Net income per common share,
     assuming dilution....................   $   .58       $   .49
                                             =======       =======


  Dividends per common share..............   $   .15       $   .12
                                             =======       =======


           See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In thousands)                                   Three Months Ended
                                                 ------------------
                                               April 4,      March 29,
                                                 1998          1997
                                                 ----          ----
 Cash flows from operating activities:
  Net income................................   $ 3,660       $ 3,195
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     1,786         1,816
    (Gain)/loss on disposals of plant
      and equipment.........................        (9)           38
    Changes in assets and liabilities:
      Receivables...........................    (1,505)       (2,083)
      Inventories...........................    (9,383)      (10,688)
      Other assets..........................      (864)          241
      Accounts payable and other accrued
        expenses............................    (3,946)       (6,236)
      Employee benefit plan obligations.....       602           777
      Other long-term liabilities...........        (5)           (3)
                                               -------       -------
        Net cash flows from
          operating activities..............    (9,664)      (12,943)
                                               -------       -------

Cash flows from investing activities:
  Additions to plant and equipment..........    (1,679)         (354)
  Proceeds from sale of plant and
    equipment...............................        10           964
  Proceeds from maturities of marketable
    securities .............................    16,766        16,704
                                               -------       -------
     Net cash flows from
      investing activities..................    15,097        17,314
                                               -------       -------

Cash flows from financing activities:
  Repayment of long-term debt...............        (7)          -
  Repayment of line of credit...............      (174)          -
  Proceeds from issuance of common stock....     1,484           399
  Purchase of common stock..................    (1,728)      (24,000)
  Proceeds from stock subscriptions.........       352           100
  Reduction of loan from ESOP Trust.........       233           232
  Dividends paid............................      (881)         (707)
                                               -------       -------
    Net cash flows from
      financing activities..................      (721)      (23,976)
                                               -------       -------

Effect of exchange rate changes on cash.....       106           144
                                               -------       -------
Net change in cash and equivalents..........     4,818       (19,461)
Cash and equivalents at
  beginning of period.......................    23,191        22,968
                                               -------       -------
Cash and equivalents at end of period.......   $28,009       $ 3,507
                                               =======       =======

          See Notes to Condensed Consolidated Financial Statements.

                           FRANKLIN ELECTRIC CO., INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 4, 1998 are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended January 3, 1998.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                               April 4,    January 3,
                                               1998        1998
                                               ----        ----
Raw Materials........................        $10,850      $11,119
Work in Process......................          5,004        5,157
Finished Goods.......................         34,451       24,911
LIFO Reserve.........................        (10,052)      (9,928)
                                             -------      -------
Total Inventory......................        $40,253      $31,259
                                             =======      =======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In thousands)                               April 4,   January 3,
                                               1998         1998
                                               ----         ----
Land and Building....................        $20,367      $20,018
Machinery and Equipment..............         82,989       82,134
                                             -------      -------
                                             103,356      102,152
Allowance for Depreciation...........         70,807       69,795
                                             -------      -------
                                             $32,549      $32,357
                                             =======      =======


Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 1998 and 1997 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.

Note 5:  Shareowners' Equity
----------------------------

The Company had 5,880,409 shares of common stock (10,000,000 shares authorized, $.10 par value) outstanding as of April 4, 1998.

During the first quarter of 1998, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 17,293 shares for $1.1 million. All repurchased shares were retired.


Note 6:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:

  (In thousands,                            Three Months Ended
  except per share amounts)                 ------------------
                                            April 4,   March 29,
                                             1998        1997
                                             ----        ----
  Numerator:
    Net Income..........................    $3,660      $3,195
                                            ======      ======

  Denominator:

   Basic
     Weighted average common shares.....     5,818       6,010

   Diluted
    Effect of dilutive securities:

      Employee and director incentive
        stock options and awards........       491         458
                                            ------      ------

    Adjusted weighted average common
        shares..........................     6,309       6,468
                                            ======      ======

  Basic earnings per share..............    $  .63      $  .53
                                            ======      ======

  Diluted earnings per share............    $  .58      $  .49
                                            ======      ======

Note 7:  Other Comprehensive Income
-----------------------------------

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. Comprehensive income for the three months ended April 4, 1998 and March 29, 1997 is as follows:

(In thousands)                                  Three Months Ended
                                                ------------------
                                               April 4,    March 29,
                                                 1998         1997
                                                 ----	        ----

Net income..................................   $ 3,660      $ 3,195
Other comprehensive loss:
  Foreign currency translation adjustments..      (411)        (740)
                                               -------      -------

Comprehensive income, net of tax............   $ 3,249      $ 2,455
                                               =======      =======


Accumulated other comprehensive loss consists of the following:

(In thousands)                                 April 4,    January 3,
                                                 1998	        1998
                                                 ----	        ----
Cumulative translation adjustment...........   $(2,805)     $(2,394)
Minimum pension liability adjustment,
  net of tax................................      (236)        (236)
                                               -------      -------
                                               $(3,041)     $(2,630)
                                               =======      =======



Note 8:  Accounting Pronouncements
----------------------------------

Disclosures about Pensions and Other Postretirement Benefits
------------------------------------------------------------
In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). This statement revises employers' disclosures about pension and other postretirement benefits. It does not change the measurement or recognition of these plans. SFAS No. 132 requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer considered useful. The Company will include the new disclosures in the notes to its financial statements beginning with the 1998 fiscal year end financial reports.

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------


Operations
----------

Net sales for the first quarter of 1998 were $56.0 million, a 12.7 percent decrease from 1997 first quarter net sales of $64.2 million. Prior year net sales included the sales of Oil Dynamics Inc. (ODI). ODI was a previously wholly owned subsidiary that was sold in October 1997. Net sales for the Company's ongoing operations increased due to higher volume in the submersible water systems motors and changes in the mix of products sold. Net income for the first quarter of 1998 was $3.7 million, or $.58 per diluted share, compared to net income of $3.2 million, or $.49 per diluted share, for the same period a year ago. Since the beginning of 1997, the Company has repurchased approximately 632,000 of its outstanding common shares. Cost of sales as a percentage of net sales for the first quarter of 1998 was 72.9 percent compared to 74.3 percent for the same period in 1997. The improvement is primarily a result of selling ODI and productivity improvements.

Selling and administrative expenses as a percent of net sales for the first quarter of 1998 was 17.4 percent compared to 17.9 percent for the same period in 1997. Interest expense was $0.3 million for both the first quarter of 1998 and 1997. Included in other income, net, for the first quarter of 1998 was $1.0 million of interest income and $0.1 million of foreign currency losses. Interest income was $0.5 million and foreign currency losses were $0.5 million for the same period in 1997. Interest income was attributable to amounts invested principally in short-term US treasury and agency securities.



Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities decreased $11.9 million during the first quarter of 1998. The principal use of cash for operating activities was the typical seasonal increase in inventories. Working capital increased $3.5 million during the first quarter of 1998 and the current ratio was 3.5 and 3.1 at the end of the first quarter of 1998 and 1997, respectively.

                            PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The 1998 Annual Meeting of Shareholders of the Company was held on April 17, 1998 for the following purposes: 1) To elect two directors for terms expiring at the 2001 Annual Meeting of Shareholders; 2) To approve an amendment to the Franklin Electric Co., Inc. Amended 1988 Executive Stock Purchase Plan; 3) To approve an amendment to the Restated Certificate of Incorporation to increase the number of shares of authorized common stock; and 4) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the 1998 fiscal year.

The results were:

1) Nominees for Director            For      Withhold Authority
   ---------------------            ---      ------------------

   William H. Lawson             5,513,275        68,206
   Donald J. Schneider           5,513,265        68,216


                                          For      Against     Abstain
                                          ---      -------     -------
2)  Amendment to the
     Amended 1988 Executive
     Stock Purchase Plan               4,871,618   115,914      17,116

3) Amendment to increase the
     number of shares of
     authorized common stock           5,175,339   400,376       5,766

4) Ratification of
    Deloitte & Touche LLP              5,574,032     4,615       2,834


Total shares represented at the Annual Meeting in person or by proxy were 5,581,481 of a total of 5,870,960 shares outstanding. This represented 95.1 percent of Company common stock and constituted a quorum. Total broker non-votes related to the proposal to amend the Amended 1988 Executive Stock Purchase Plan were 576,833 shares.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)  Exhibits

         None.

   (b)  Reports on Form 8-K

         None.

                                    SIGNATURES
                                    ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                              Registrant




Date  May 14, 1998                 By  /s/ William H. Lawson
     -------------------------        ----------------------------------
                                       William H. Lawson, Chairman
                                       and Chief Executive Officer
                                       (Principal Executive Officer)



Date  May 14, 1998                 By  /s/ Jess B. Ford
     -------------------------        ----------------------------------
                                       Jess B. Ford, Vice President
                                       and Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)