Form 10-Q
period 1998-07-04
FRANKLIN ELECTRIC CO INC
filed 1998-08-11
CIK 38725

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ---------


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 4, 1998
                                                 ------------

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

             YES   X                                      NO
                 -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
             Class of Common Stock                August 3, 1998
             ---------------------                ----------------
                $.10 par value                    5,765,805 shares

                          FRANKLIN ELECTRIC CO., INC.

Index


PART I.     FINANCIAL INFORMATION
---------------------------------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of July 4, 1998 (Unaudited)
            and January 3, 1998

            Condensed Consolidated Statements of
            Income for the Second Quarter and First
            Half ended July 4, 1998 (Unaudited) and
            June 28, 1997 (Unaudited)

            Condensed Consolidated Statements
            Of Cash Flows for the First Half
            Ended July 4, 1998 (Unaudited) and
            June 28, 1997 (Unaudited)

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations



PART II.    OTHER INFORMATION
-----------------------------

   Item 4.  Submission of Matters to a Vote of
            Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K



Signatures
----------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         FRANKLIN ELECTRIC CO., INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                                July 4,    January 3,
                                               1998         1998
                                           (Unaudited)   (Audited)
                                           -----------   ---------
ASSETS
Current assets:
  Cash and equivalents....................  $ 34,087      $ 23,191
  Marketable securities...................    25,984        48,497
  Receivables, less allowances of
    $891 and $1,349, respectively.........    18,916        16,978
  Inventories (Note 2)....................    44,020        31,259
  Other current assets (including
    deferred income taxes of $8,428
    and $7,490, respectively).............     9,614         8,575
                                            --------      --------
    Total current assets..................   132,621       128,500
Property, plant and equipment,
  net (Note 3)............................    33,059        32,357
Deferred and other assets (including
  deferred income taxes of $972
  and $1,001, respectively)...............     2,073         2,253
                                            --------      --------
Total assets..............................  $167,753      $163,110
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  3,557      $  1,196
  Accounts payable........................     7,277        10,472
  Accrued expenses........................    26,444        24,346
  Income taxes............................        30         4,513
                                            --------      --------
    Total current liabilities.............    37,308        40,527
Long-term debt............................    19,103        19,163
Employee benefit plan obligations.........     8,437         7,237
Other long-term liabilities...............     3,213         3,342

Shareowners' equity:
  Common stock (Note 5)...................       592           585
  Additional capital......................    12,667        10,295
  Retained earnings.......................    91,516        87,508
  Stock subscriptions.....................      (136)         (625)
  Loan to ESOP Trust......................    (2,059)       (2,292)
  Accumulated other comprehensive
    loss (Note 7).........................    (2,888)       (2,630)
                                            --------      --------
    Total shareowners' equity.............    99,692        92,841
                                            --------      --------

Total liabilities and shareowners' equity.  $167,753      $163,110
                                            ========      ========

     See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

(In thousands, except per share amounts)

                                        Second Qtr. Ended  First Half Ended
                                        -----------------  ----------------
                                        July 4,  June 28,  July 4,  June 28,
                                          1998      1997     1998      1997
                                          ----      ----     ----      ----

Net sales.............................. $67,907  $75,935  $123,921  $140,135

Costs and expenses:
  Cost of sales........................  47,484   56,234    88,318   103,943
  Selling and administrative expenses..  11,197   11,504    20,924    22,968
  Interest expense.....................     321      324       635       669
  Other income, net....................    (889)    (465)   (1,764)     (962)
                                        -------  -------  --------  --------
                                         58,113   67,597   108,113   126,618

Income before income taxes.............   9,794    8,338    15,808    13,517

Income taxes...........................   3,799    3,069     6,153     5,053
                                        -------  -------  --------  --------

Net income............................. $ 5,995  $ 5,269  $  9,655  $  8,464
                                        =======  =======  ========  ========


Per share data (Note 6):

  Net income per common share.......... $  1.02  $   .90  $   1.65  $   1.43
                                        =======  =======  ========  ========

  Net income per common share,
    assuming dilution.................. $   .95  $   .84  $   1.53  $   1.33
                                        =======  =======  ========  ========


  Dividends per common share........... $   .17  $   .15  $    .32  $    .27
                                        =======  =======  ========  ========



     See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In thousands)                                     First Half Ended
                                                   ----------------
                                                July 4,       June 28,
                                                 1998          1997
                                                 ----          ----
Cash flows from operating activities:
  Net income................................   $ 9,655       $ 8,464
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     3,385         3,753
    (Gain)/loss on disposals of plant
      and equipment.........................       (39)           41
    Changes in assets and liabilities:
      Receivables...........................    (2,030)       (1,537)
      Inventories...........................   (13,029)      (12,736)
      Other assets..........................      (979)         (925)
      Accounts payable and other accrued
        expenses............................    (5,122)       (6,714)
      Employee benefit plan obligations.....     1,206         1,500
      Other long-term liabilities...........      (128)         (109)
                                               -------       -------
        Net cash flows from
          operating activities..............    (7,081)       (8,263)
                                               -------       -------

Cash flows from investing activities:
  Additions to plant and equipment..........    (3,534)       (2,273)
  Proceeds from sale of plant and
    equipment...............................        51           966
  Purchase of marketable securities.........       -          (6,846)
  Proceeds from maturities of marketable
    securities .............................    22,513        31,596
                                               -------       -------
     Net cash flows from
      investing activities..................    19,030        23,443
                                               -------       -------

Cash flows from financing activities:
  Repayment of long-term debt...............       (58)          (76)
  Borrowing on line of credit...............     2,496           -
  Repayment of line of credit...............      (172)          -
  Proceeds from issuance of common stock....     2,072           526
  Purchase of common stock..................    (3,772)      (24,000)
  Proceeds from stock subscriptions.........       352           100
  Reduction of loan from ESOP Trust.........       233           232
  Dividends paid............................    (1,880)       (1,591)
                                               -------       -------
    Net cash flows from
      financing activities..................      (729)      (24,809)
                                               -------       -------

Effect of exchange rate changes on cash.....      (324)           42
                                               -------       -------
Net change in cash and equivalents..........    10,896        (9,587)
Cash and equivalents at
  beginning of period.......................    23,191        22,968
                                               -------       -------
Cash and equivalents at end of period.......   $34,087       $13,381
                                               =======       =======

     See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first half ended July 4, 1998 are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended January 3, 1998.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                                July 4,    January 3,
                                               1998         1998
                                               ----         ----
Raw Materials........................        $11,593      $11,119
Work in Process......................          5,225        5,157
Finished Goods.......................         37,378       24,911
LIFO Reserve.........................        (10,176)      (9,928)
                                             -------      -------
Total Inventory......................        $44,020      $31,259
                                             =======      =======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In thousands)                                July 4,    January 3,
                                               1998         1998
                                               ----         ----
Land and Building....................        $20,402      $20,018
Machinery and Equipment..............         84,810       82,134
                                             -------      -------
                                             105,212      102,152
Allowance for Depreciation...........         72,153       69,795
                                             -------      -------
                                             $33,059      $32,357
                                             =======      =======


Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 1998 and 1997 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.

Note 5:  Shareowners' Equity
----------------------------

The Company had 5,914,805 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of July 4, 1998. During the second quarter of 1998, the Company amended its Articles of Incorporation to increase the number of authorized common shares to 25,000,000.

During the second quarter of 1998, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 32,000 shares for $2.0 million. All repurchased shares were retired.


Note 6:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:


(In thousands, except                 Second Qtr. Ended  First Half Ended
per share amounts)                    -----------------  ----------------
                                       July 4, June 28,   July 4, June 28,
                                        1998     1997      1998     1997
                                        ----     ----      ----     ----

  Numerator:
    Net Income.....................    $5,995   $5,269    $9,655   $8,464
                                       ======   ======    ======   ======

  Denominator:

   Basic
    Weighted average common
      shares.......................     5,851    5,849     5,835    5,930

   Diluted
    Effect of dilutive securities:

      Employee and director
        incentive stock options
        and awards.................       463      442       476      450
                                       ------   ------    ------   ------

    Adjusted weighted average
      common shares................     6,314    6,291     6,311    6,380
                                       ======   ======    ======   ======

  Basic earnings per share.........    $ 1.02   $  .90    $ 1.65   $ 1.43
                                       ======   ======    ======   ======

  Diluted earnings per share.......    $  .95   $  .84    $ 1.53   $ 1.33
                                       ======   ======    ======   ======

Note 7:  Other Comprehensive Income
-----------------------------------

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. Comprehensive income for the second quarter and first half ended July 4, 1998 and June 28, 1997 are as follows:

(In thousands)                        Second Qtr. Ended   First Half Ended
                                      -----------------   ----------------
                                       July 4, June 28,   July 4, June 28,
                                        1998     1997      1998     1997
                                        ----     ----      ----     ----

Net income.........................    $5,995   $5,269    $9,655   $8,464
Other comprehensive loss:
  Foreign currency translation
   adjustments.....................       153     (209)     (258)    (949)
                                       ------   ------    ------   ------

Comprehensive income, net of tax...    $6,148   $5,060    $9,397   $7,515
                                       ======   ======    ======   ======

Accumulated other comprehensive loss consists of the following:

(In thousands)                                  July 4,    January 3,
                                                 1998         1998
                                                 ----         ----
Cumulative translation adjustment...........   $(2,652)     $(2,394)
Minimum pension liability adjustment,
  net of tax................................      (236)        (236)
                                               -------      -------
                                               $(2,888)     $(2,630)
                                               -------      -------


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

Item 2.  Management's Discussion And Analysis Of Financial Condition
--------------------------------------------------------------------
And Results Of Operations
-------------------------

Operations
----------

Net sales for the second quarter of 1998 were $67.9 million, a 10.6 percent decrease from 1997 second quarter net sales of $75.9 million. Year to date 1998 net sales were $123.9 million, down 11.6 percent from year to date 1997 net sales of $140.1 million. Prior year amounts include the sales of Oil Dynamics, Inc. (ODI). ODI was a previously wholly owned subsidiary that was sold in October 1997. Second quarter net sales for the Company's ongoing operations were slightly lower than the prior year due to the strengthening dollar and softness in the Asian market. Year to date net sales for the Company's ongoing operations increased due to higher volume in the submersible water systems motors and changes in the mix of products sold offset in part by the effects of the strengthening dollar.

Cost of sales as a percent of net sales for the second quarter of 1998 was
69.9 percent, a decrease from 74.1 percent for the same period in 1997. Cost of sales as a percent of net sales for the year to date 1998 was 71.3 percent, a decrease from 74.2 percent for the same period in 1997. Prior year cost of sales included ODI. The improvements are primarily a result of selling ODI and productivity improvements.

Net income for the second quarter of 1998 was $6.0 million, or $.95 per diluted share, a 13.8 percent increase compared to net income of $5.3 million, or $.84 per diluted share, for the same period in 1997. Year to date 1998 net income was $9.7 million, or $1.53 per diluted share, a 14.1 percent increase compared to year to date 1997 net income of $8.5 million, or $1.33 per diluted share.

Selling and administrative expenses as a percent of net sales for the second quarter of 1998 was 16.5 percent compared to 15.1 percent for the same period in 1997. Selling and administrative expenses as a percent of net sales for the year to date 1998 was 16.9 percent compared to 16.4 percent for the year to date 1997. Both the quarter and year to date selling and administrative expenses as a percent of net sales increased primarily as a result of higher employee related expenses.

Included in other income, net for the second quarter of 1998 was $.8 million of interest income and $.1 of foreign currency gains compared to $.3 million of interest income and $.1 of foreign currency losses for the second quarter of 1997. Included in other income, net for the year to date 1998 was $1.8 million of interest income and $.1 million of foreign currency losses compared to $.8 million of interest income and $.6 million of foreign currency losses for the same period in 1997. Interest income was attributable to amounts invested principally in short-term US treasury and agency securities.

Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities decreased $11.6 million during the first half of 1998. The principal use of cash for operating activities was the typical seasonal increase in inventories. Working capital increased $7.3 million during the first half of 1998 and the current ratio was
3.6 and 3.2 at July 4, 1998, and January 3, 1998, respectively.

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


Item 5.  Other Information
--------------------------

On August 3, 1998, the Company completed the repurchase of 125,000 shares of its Common Stock pursuant to the stock repurchase program authorized by the Company's Board of Directors. These shares were purchased from the Franklin Electric Co., Inc. Basic Pension Plan and the Franklin Electric Co., Inc. Contributory Pension Plan. The purchase price for these shares of $65.577 was based upon the stock's average closing price for the twenty trading days prior to the transaction date of July 31, 1998.

In addition to the above repurchase, the Company repurchased, in the open market, a total of 26,000 shares of its Common Stock for $1.7 million during the period from July 5, 1998 to August 3, 1998. All repurchased shares were retired.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)  Exhibits (Filed with this quarterly report)

         3(i) Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc.

         3(ii) Amended and Restated By-Laws of Franklin Electric Co., Inc.

   (b)  Reports on Form 8-K

         None.






                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant




Date   August 3, 1998            By  /s/ William H. Lawson
     ------------------------       ------------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date   August 3, 1998            By  /s/ Jess B. Ford
     ------------------------       ------------------------------
                                    Jess B. Ford, Senior Vice
                                    President and Chief Financial
                                    Officer (Principal Financial
                                    and Accounting Officer)