Form 10-Q
period 1998-10-03
FRANKLIN ELECTRIC CO INC
filed 1998-11-16
CIK 38725

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 _________

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 3, 1998
                                              ---------------

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

        YES   X                                      NO _____
            ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
      Class of Common Stock                   November 11, 1998
        --------------------                   ----------------
          $.10 par value                       5,590,728 shares

                          FRANKLIN ELECTRIC CO., INC.

Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of October 3, 1998 (Unaudited)
            and January 3, 1998...........................     3

            Condensed Consolidated Statements of
            Income for the Third Quarter and Nine Months
            ended October 3, 1998 (Unaudited) and
            September 27, 1997 (Unaudited)................     4

            Condensed Consolidated Statements
            of Cash Flows for the Nine Months
            Ended October 3, 1998 (Unaudited) and
            September 27, 1997 (Unaudited)................     5

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)..............  6- 8

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations.........................  9-10



PART II.    OTHER INFORMATION
-----------------------------

   Item 6.  Exhibits and Reports on Form 8-K..............    11



Signatures................................................    11
----------

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                       FRANKLIN ELECTRIC CO., INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                              October 3,
                                              1998       January 3,
                                           (Unaudited)     1998
                                           -----------   ---------
ASSETS
Current assets:
  Cash and equivalents....................  $ 30,383      $ 23,191
  Marketable securities...................    31,063        48,497
  Receivables, less allowances of
    $898 and $1,349, respectively.........     8,416        16,978
  Inventories (Note 2)....................    37,798        31,259
  Other current assets (including
    deferred income taxes of $8,440
    and $7,490, respectively).............     9,784         8,575
                                            --------      --------
    Total current assets..................   117,444       128,500
Property, plant and equipment,
  net (Note 3)............................    35,162        32,357
Deferred and other assets (including
  deferred income taxes of $988
  and $1,001, respectively)...............     2,081         2,253
                                            --------      --------
Total assets..............................  $154,687      $163,110
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  3,721      $  1,196
  Accounts payable........................     7,864        10,472
  Accrued expenses........................    26,264        24,346
  Income taxes............................     1,586         4,513
                                            --------      --------
    Total current liabilities.............    39,435        40,527
Long-term debt............................    19,095        19,163
Employee benefit plan obligations.........     9,037         7,237
Other long-term liabilities...............     3,260         3,342

Shareowners' equity:
  Common stock (Note 5)...................       558           585
  Additional capital......................    12,647        10,295
  Retained earnings.......................    76,023        87,508
  Stock subscriptions.....................       (68)         (625)
  Loan to ESOP Trust......................    (2,059)       (2,292)
  Accumulated other comprehensive
    loss (Note 7).........................    (3,241)       (2,630)
                                            --------      --------
    Total shareowners' equity.............    83,860        92,841
                                            --------      --------

Total liabilities and shareowners' equity.  $154,687      $163,110
                                            ========      ========

      See Notes to Condensed Consolidated Financial Statements.

                       FRANKLIN ELECTRIC CO., INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

(In thousands, except per share amounts)

                                        Third Qtr. Ended   Nine Months  Ended
                                        ----------------   ------------------
                                        Oct. 3,  Sept 27,  Oct. 3,  Sept. 27,
                                         1998      1997      1998     1997
                                         ----      ----      ----     ----

Net sales.............................. $75,230  $85,610  $199,151  $225,745

Costs and expenses:
  Cost of sales........................  53,627   62,021   141,945   165,964
  Selling and administrative expenses..  10,658   13,858    31,582    36,826
  Interest expense.....................     366      325     1,001       994
  Other income, net....................    (778)    (263)   (2,542)   (1,225)
                                        -------  -------  --------  --------
                                         63,873   75,941   171,986   202,559

Income before income taxes.............  11,357    9,669    27,165    23,186

Income taxes...........................   4,350    3,546    10,503     8,599
                                        -------  -------  --------  ---------

Net income............................. $ 7,007  $ 6,123  $ 16,662  $ 14,587
                                        =======  =======  ========  ========

Per share data (Note 6):

  Net income per common share.......... $  1.22  $  1.04  $   2.87  $   2.47
                                        =======  =======  ========  ========

  Net income per common share,
    assuming dilution.................. $  1.14  $   .96  $   2.67  $   2.29
                                        =======  =======  ========  ========


  Dividends per common share........... $   .17  $   .15  $    .49  $    .42
                                        =======  =======  ========  ========



         See Notes to Condensed Consolidated Financial Statements.

                    FRANKLIN ELECTRIC CO., INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

(In thousands)                                    Nine Months Ended
                                                  -----------------
                                                Oct. 3,      Sept. 27,
                                                 1998          1997
                                                 ----          ----

Cash flows from operating activities:
  Net income................................   $16,662       $14,587
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     4,818         5,781
    (Gain)/loss on disposals of plant
      and equipment.........................       (31)          285
    Changes in assets and liabilities:
      Receivables...........................     8,153         5,619
      Inventories...........................    (7,263)       (5,051)
      Other assets..........................    (1,144)       (1,287)
      Accounts payable and other accrued
        expenses............................    (3,090)       (5,812)
      Employee benefit plan obligations.....     1,780           675
      Other long-term liabilities...........        18          (270)
                                               -------       -------
        Net cash flows from
          operating activities..............    19,903        14,527
                                               -------       -------

Cash flows from investing activities:
  Additions to plant and equipment..........    (7,054)       (4,894)
  Proceeds from sale of plant and
    equipment...............................        51         1,137
  Purchase of marketable securities.........   (24,761)      (33,270)
  Proceeds from maturities of marketable
    securities .............................    42,195        34,327
                                               -------       -------
     Net cash flows from
      investing activities..................    10,431        (2,700)
                                               -------       -------

Cash flows from financing activities:
  Repayment of long-term debt...............       (68)          (78)
  Borrowing on line of credit...............     2,657           -
  Repayment of line of credit...............      (161)          -
  Proceeds from issuance of common stock....     2,130           893
  Purchase of common stock..................   (25,324)      (24,000)
  Proceeds from stock subscriptions.........       352           100
  Reduction of loan from ESOP Trust.........       233           232
  Dividends paid............................    (2,861)       (2,477)
                                               -------       -------
    Net cash flows from
      financing activities..................   (23,042)      (25,330)
                                               -------       -------

Effect of exchange rate changes on cash.....      (100)       (1,167)
                                               -------       -------
Net change in cash and equivalents..........     7,192       (14,670)
Cash and equivalents at
  beginning of period.......................    23,191        22,968
                                               -------       -------
Cash and equivalents at end of period.......   $30,383       $ 8,298
                                               =======       =======

      See Notes to Condensed Consolidated Financial Statements.

                      FRANKLIN ELECTRIC CO., INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 3, 1998 are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended January 3, 1998.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                              October 3,   January 3,
                                               1998         1998
                                               ----         ----
Raw Materials........................        $12,771      $11,119
Work in Process......................          4,951        5,157
Finished Goods.......................         30,283       24,911
LIFO Reserve.........................        (10,207)      (9,928)
                                             -------      -------
Total Inventory......................        $37,798      $31,259
                                             =======      =======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In thousands)                              October 3,   January 3,
                                               1998         1998
                                               ----         ----
Land and Building....................        $20,420      $20,018
Machinery and Equipment..............         88,519       82,134
                                             -------      -------
                                             108,939      102,152
Allowance for Depreciation...........         73,777       69,795
                                             -------      -------
                                             $35,162      $32,357
                                             =======      =======
Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 1998 and 1997 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.

Note 5:  Shareowners' Equity
----------------------------

The Company had 5,581,228 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of October 3, 1998.

As previously reported, during the third quarter of 1998, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 335,707 shares for $21.6 million. This completed the Board authorized program to repurchase 500,000 shares which was approved by the Board on July 11, 1997. All repurchased shares were retired.


Note 6:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:


(In thousands, except                  Third Qtr. Ended  Nine Months Ended
per share amounts)                     ----------------  -----------------
                                       Oct. 3, Sept. 27,  Oct. 3, Sept. 27,
                                        1998     1997      1998     1997
                                        ----     ----      ----     ----
  Numerator:
    Net Income.....................    $7,007   $6,123   $16,662  $14,587
                                       ======   ======   =======  =======

  Denominator:

   Basic
   -----
    Weighted average common
      shares.......................     5,724    5,867     5,798    5,908

   Diluted
   -------
    Effect of dilutive securities:

      Employee and director
        incentive stock options
        and awards.................       405      485       453      463
                                       ------   ------   -------  -------
    Adjusted weighted average
      common shares................     6,129    6,352     6,251    6,371
                                       ======   ======   =======  =======

  Basic earnings per share.........    $ 1.22   $ 1.04   $  2.87  $  2.47
                                       ======   ======   =======  =======

  Diluted earnings per share.......    $ 1.14   $  .96   $  2.67  $  2.29
                                       ======   ======   =======  =======

Note 7:  Other Comprehensive Income
-----------------------------------

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. Comprehensive income for the third quarter and nine months ended October 3, 1998 and September 27, 1997 are as follows:

(In thousands)                        Third Qtr. Ended   Nine Months Ended
                                      ----------------   -----------------
                                     Oct. 3,  Sept. 27,  Oct. 3,  Sept. 27,
                                       1998     1997      1998     1997
                                       ----     ----      ----     ----

Net income.........................   $7,007   $6,123   $16,662  $14,587
Other comprehensive loss:
  Foreign currency translation
   adjustments.....................     (353)    (768)     (611)  (1,717)
                                      ------   ------   -------   ------
Comprehensive income, net of tax...   $6,654   $5,355   $16,051  $12,870
                                      ======   ======   =======  =======

Accumulated other comprehensive loss consists of the following:

(In thousands)                                  Oct. 3,     January 3,
                                                 1998         1998
                                                 ----         ----
Cumulative translation adjustment...........   $(3,005)     $(2,394)
Minimum pension liability adjustment,
  net of tax................................      (236)        (236)
                                               -------      -------
                                               $(3,241)     $(2,630)
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


Note 9: Subsequent Event
------------------------

On October 16, 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its common stock.

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------

Operations
----------
Net sales for the third quarter of 1998 were $75.2 million, a 12.1 percent decrease from 1997 third quarter net sales of $85.6 million. Year to date 1998 net sales were $199.2 million, down 11.8 percent from year to date 1997 net sales of $225.7 million. Prior year amounts include the sales of Oil Dynamics, Inc. (ODI). ODI was a previously wholly owned subsidiary that was sold in October 1997. Third quarter net sales for the Company's ongoing operations increased from the prior year due to increased submersible motor sales in North America and Europe. Year to date net sales for the Company's ongoing operations increased due to higher volume in submersible water systems motors and changes in the mix of products sold offset in part by the effects of the strengthening dollar.

Net income for the third quarter of 1998 was $7.0 million, or $1.14 per diluted share, a 14.4 percent increase compared to net income of $6.1 million, or $.96 per diluted share, for the same period in 1997. Year to date 1998 net income was $16.7 million, or $2.67 per diluted share, a 14.2 percent increase compared to year to date 1997 net income of $14.6 million, or $2.29 per diluted share.

Cost of sales as a percent of net sales for the third quarter of 1998 was
71.3 percent, a decrease from 72.4 percent for the same period in 1997. Cost of sales as a percent of net sales for the year to date 1998 was 71.3 percent, a decrease from 73.5 percent for the same period in 1997. Prior year cost of sales included ODI. The improvements are primarily a result of selling ODI and productivity improvements.

Selling and administrative expenses as a percent of net sales for the third quarter of 1998 was 14.2 percent compared to 16.2 percent for the same period in 1997. Selling and administrative expenses as a percent of net sales for the year to date 1998 was 15.9 percent compared to 16.3 percent for the year to date 1997. The improvements are primarily a result of selling ODI.

Included in other income, net for the third quarter of 1998 was $.9 million of interest income and $.1 of foreign currency losses compared to $.5 million of interest income and $.2 of foreign currency losses for the third quarter of 1997. Included in other income, net for the year to date 1998 was $2.7 million of interest income and $.1 million of foreign currency losses compared to $1.3 million of interest income and $.8 million of foreign currency losses for the same period in 1997. Interest income was attributable to amounts invested principally in short-term US treasury and agency securities.

Capital Resources and Liquidity
-------------------------------
Cash, cash equivalents and marketable securities decreased $10.2 million during the first nine months of 1998. The decrease was principally due to the repurchase of 394,851 shares of the Company's common stock during 1998, at an aggregate purchase price of $25.3 million.

Year 2000 Readiness
-------------------
Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems may not correctly recognize the year 2000 which could cause computer applications to fail or to create erroneous results. The Company recognizes this as a potential risk and has implemented a plan to address the Year 2000 issue.

THE COMPANY'S STATE OF READINESS -- In 1995, the Company began a project of implementing a new, company-wide information system. This project was initiated to replace existing computer software and hardware and to improve strategic command and control to substantially reduce the response time needed to meet changing market conditions. The conversion to this new information system will be substantially completed by the end of 1998, which is on schedule with the original plan. The Company has obtained verification from the developer that the new information system is Year 2000 compliant.

The Company has instituted an internally managed Year 2000 Plan to identify, test and correct potential Year 2000 problems, including non-information technology systems and impacts from outside parties including suppliers, customers, and service providers. The Company's efforts have included obtaining vendor certifications, direct inquiry with outside parties, and the performance of internal testing on software products and controls.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES -- The costs incurred by the Company related to the Year 2000 issue were the time spent by employees to address this issue and the costs of replacing certain non-Year 2000 compliant equipment. The total Year 2000 costs have not been and are not expected to be material to the Company's financial position or results of operations.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES -- The primary risk to the Company with respect to the Year 2000 issue is the inability of external parties to provide goods and services in a timely, accurate manner, resulting in production delays and added costs while pursuing alternative sources. While there can be no guarantee that the systems of other parties on which the Company's operations rely will be Year 2000 compliant, the Company believes that the performance of the Year 2000 plan and the development of contingency plans will ensure that this risk will not have a material adverse impact to the Company.

THE COMPANY'S CONTINGENCY PLANS -- The Company has completed contingency plans. Ongoing updates to these plans will continue throughout 1999.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----
Any forward looking statements contained herein involve risks and uncertainties, including but not limited to, general economic and currency conditions, various conditions specific to the Company's business and industry, market demand, competitive factors, supply constraints, technology factors, government and regulatory actions, the Company's accounting policies, future trends, and other risks which are detailed in the Company's Securities and Exchange Commission filings. These risks and uncertainties may cause actual results to differ materially from those indicated by the forward looking statements.

                     PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


   (b)  Reports on Form 8-K

A Form 8-K was filed by the Company dated September 9, 1998, to report the Company's repurchase of 79,300 shares of its common stock. Another Form 8-K was filed by the Company dated
September 24, 1998, to report the Company's repurchase of 105,407 shares of its common stock.






                               SIGNATURES
                               ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant




Date November 11, 1998          By     /s/  William H. Lawson
     -----------------              ---------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date November 11, 1998          By     /s/  Jess B. Ford
     -----------------             ---------------------------
                                    Jess B. Ford, Senior Vice
                                    President and Chief Financial
                                    Officer (Principal Financial
                                    and Accounting Officer)

2