Form 10-K
period 1999-01-02
FRANKLIN ELECTRIC CO INC
filed 1999-03-02
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K
                             --------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

                                   OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 26, 1999 was $291,831,954. The stock price used in the computation was the closing price on that date.


           Number of shares of common stock outstanding at February 26, 1999:

                                    5,577,620 shares

                                     Page 1 of 43

                       DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1999 (Part III).

The exhibits filed with this Form 10-K are listed in the exhibit index located on pages 37-38.

                             TABLE OF CONTENTS

                                                                 Page
Part I

     Item 1.   Business........................................  4-5
     Item 2.   Properties......................................  6
     Item 3.   Legal Proceedings...............................  6
     Item 4.   Submission of Matters to a Vote of
               Security Holders................................  6

Part II

     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters.................  7
     Item 6.   Selected Financial Data.........................  8
     Item 7.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations......................................  9-12
     Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk ....................................  12
     Item 8.   Financial Statements and Supplementary Data.....  13-32
     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure..........  33

Part III

     Item 10.  Directors and Executive Officers
               of the Registrant...............................  33
     Item 11.  Executive Compensation..........................  33
     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management................  33
     Item 13.  Certain Relationships and Related
               Transactions....................................  33

Part IV

     Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K.........................  34-35

Signatures     ................................................  36

Exhibit Index  ................................................  37-38

                                  PART I
                                  ------

ITEM 1.  BUSINESS
-----------------

Franklin Electric Co., Inc. is an Indiana corporation founded in 1944 and incorporated in 1946, and together with its subsidiaries (hereinafter referred to as the "Company" unless the context requires otherwise), engages in the design, manufacture and distribution of electric motors, electronic motor controls and related equipment.

Description of Business
-----------------------

The Company's products are sold principally by a single company sales force in the United States, Canada, Europe, Australia, South Africa, Mexico and other world markets.

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

ITT Industries, Inc., a customer of the Company, accounted for 14.0 percent,
12.4 percent and 12.5 percent of the Company's consolidated sales in 1998, 1997, and 1996, respectively.

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

During 1998, the Company purchased certain operating and intangible assets from a motor manufacturer. The Company paid $17.5 million in cash at the acquisition date, and may pay additional contingent consideration according to terms that expire on December 31, 2001. The amount, if any, of this contingent consideration is not currently determinable.

The Company employed 2,321 persons at the end of 1998.

Segment and Geographic Information
----------------------------------

Segment and geographic information is included within this Form 10-K at page 29-30.

Research and Development
------------------------

The Company spent approximately $4.7 million in 1998, $5.1 million in 1997 and $4.8 million in 1996 on activities related to the development of new products, on improvements of existing products, manufacturing methods, and on other applied research and development. Included in 1997 and 1996 is $0.6 million, each, related to research and development activities for Oil Dynamics, Inc., a previously wholly owned subsidiary which was sold in 1997.

In 1998, development continued on a line of submersible severe duty motors, on further expansion into the European motor market, and on applications for an integrated suction pump. Research continued on new materials and processes designed to achieve higher quality and more cost effective construction of the Company's high volume products.

The Company owns a number of patents. In aggregate, these patents are of material importance in the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.

Backlog
-------

The dollar amount of backlog at the end of 1998 and 1997 was as follows:

                                           (In thousands)
                                         Fiscal Year Ending
                                         ------------------
                                         1998            1997
                                         ----            ----

     Backlog.......................   $12,097         $17,477

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, some of which are specifically designed for the customer, but most of which are standard catalog items. Both add-ons and cancellations of catalog items are made without charge to the customer, but charges are generally made on any cancellation of a specifically designed product. All backlog orders are expected to be filled in fiscal 1999.

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

The Company's principal properties are as follows:

                                           Acres        Approximate
     Location                             of Land       Square Feet
     --------                             -------       -----------
Bluffton, Indiana                          35.8           405,660
Siloam Springs, Arkansas                   32.6           240,400
Wilburton, Oklahoma                        30.0           324,940
Jonesboro, Indiana (1)                      -              34,720
Gas City, Indiana                           9.5            24,000
Wittlich, Rhineland, Germany                6.9            76,516
Nine facilities with less
  than 30,000 square feet each (2)          1.7           119,005
                                          -----         ---------

Total                                     116.5         1,225,241
                                          =====         =========

In the Company's opinion, its facilities are suitable for their intended use and are in good condition.

(1)  Leased facility, which expires on April 30, 2001.

(2) Eight of the facilities are leased with approximately 95,000 square feet.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is defending various claims and legal actions, including environmental matters, which have arisen in the ordinary course of business. The Company has attempted, where possible, to assess the likelihood of an unfavorable outcome to the Company as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and costs are accrued when an unfavorable outcome is determined to be probable and a reasonable estimate can be made. As a result, the Company has an accrual balance of approximately $1.3 million and $1.4 million at January 2, 1999 and January 3, 1998, respectively, to provide for such actions.

Included in such matters, the Company has been designated, in conjunction with other parties, as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act with respect to a reclamation and recycling site located in Columbia City, Indiana. Under consent decree, the Company has paid approximately $153,000 through January 2, 1999 toward the cost of remediation. Future remediation costs are estimated at less than $5.0 million over the next four to fourteen years, for which the Company's share is estimated to be less than $35,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The names, ages and all positions and offices held by the executive officers of the Company are:

                                                             In this
     Name            Age        Positions and Offices    office since
     ----            ---        ---------------------    ------------

William H. Lawson     62     Chairman of the Board and        1985
                             Chief Executive Officer
John B. Lindsay       56     President                        1995
Jess B. Ford          47     Senior Vice President and
                             Chief Financial Officer          1995
William J. Foreman    62     Vice President                   1995
Kirk M. Nevins        55     Vice President, Sales            1995
Donald R. Hobbs       57     Vice President, Submersible      1996
                             Motor Marketing
Thomas A. Miller      49     Vice President, Submersible      1998
                             Motor Engineering

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



                               PART II
                               -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The number of shareowners of record as of February 26, 1999 was 1,195. The Company's stock is traded on NASDAQ National Market: Symbol FELE.

Dividends paid and the price range per common share as quoted in The Wall Street Journal for 1998 and 1997 were as follows:

              DIVIDENDS PER SHARE              PRICE PER SHARE
                  1998  1997              1998                1997
                  ----  ----              ----                ----
                                      Low       High      Low       High
                                      ---       ----      ---       ----
1st Quarter...    $.15  $.12        $57 3/4   $72 1/2   $42 3/4   $49 1/2
2nd Quarter...    $.17  $.15        $63       $72 1/2   $41 1/4   $49 3/8
3rd Quarter...    $.17  $.15        $60 3/4   $67 3/4   $47 1/2   $61 1/2
4th Quarter...    $.17  $.15        $40       $68 1/4   $55 9/16  $64 1/4

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

FIVE YEAR FINANCIAL SUMMARY
--------------------------------------------------------------------------------------------
FRANKLIN ELECTRIC CO., INC.
(In thousands, except per share amounts)
                                               1998      1997      1996      1995      1994
                                                         <F1>                          <F2>
--------------------------------------------------------------------------------------------
Operations:
  Net sales.............................   $272,533  $303,298  $300,689  $276,440  $241,440
  Gross profit..........................     79,955    85,533    79,214    65,471    63,134
  Gain on sale of subsidiary............        -       3,500       -         -         -
  Interest expense......................      1,364     1,435     1,308     2,128     2,172
  Income taxes .........................     15,237    15,004    11,827     8,777    11,504
  Net income............................     24,784    25,505    21,510    15,502    18,709
  Net income available to common shares.     24,784    25,505    21,510    15,502    18,556
  Depreciation and amortization.........      7,532     7,628     8,389     8,890     6,961
  Capital expenditures..................     24,601     8,598     6,235     6,111     7,612
Balance sheet:
  Working capital.......................     61,878    87,973    89,471    69,267    51,005
  Property, plant and equipment, net....     51,461    32,357    40,097    41,670    41,896
  Total assets..........................    167,590   163,110   172,959   153,357   151,581
  Long-term debt........................     18,089    19,163    20,276    20,171    20,000
  Shareowners' equity...................   $ 91,597  $ 92,841  $ 99,823  $ 80,557  $ 64,865
Other data:
  % Net income to sales.................       9.1%      8.4%      7.2%      5.6%      7.8%
  % Net income to total average assets..      15.0%     15.2%     13.2%     10.2%     13.6%
  Current ratio.........................       2.4       3.2       3.2       2.7       1.9
Per share:
  Market price range
  High..................................   $  72.50  $  64.25  $  45.25  $  34.50  $  36.50
  Low...................................      40.00     41.25     30.75     28.25     24.50
  Net income per weighted average
    common share........................       4.32      4.33      3.43      2.51      3.02
  Net income per weighted average
    common share, assuming dilution.....       4.02      4.01      3.22      2.35      2.84
  Book value............................      14.84     14.58     14.95     12.21      9.92
  Cash dividends on common stock........   $   0.66  $   0.57  $   0.46  $   0.38  $   0.29
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS
---------------------
Net sales for 1998 were $272.5 million, a 10.2 percent decrease from 1997 net sales of $303.3 million. Prior year net sales included the sales of Oil Dynamics, Inc. (ODI), a previously wholly-owned subsidiary that was sold in October 1997. Net sales in 1998 compared to 1997, excluding ODI, increased 1.4 percent. Net sales for the Company's ongoing operations increased due to higher volume in submersible water systems motors and changes in the mix of products sold, offset in part by the effects of the strengthening U.S. dollar relative to the German mark and South African rand. In 1996 net sales were $300.7 million. The increase in 1997 net sales over 1996 was due to increased sales volume in the submersible water systems and the gasoline systems product lines. This increase was partially offset by the effect of having only ten months of ODI net sales in 1997. The strengthening of the U.S. dollar relative to the German mark and South African rand also resulted in lower translated dollar sales for 1997.

Net income for 1998 was $24.8 million, or $4.02 per diluted share, compared to 1997 net income of $25.5 million, or $4.01 per diluted share. Net income for 1997 includes the after-tax gain on the sale of ODI of $2.3 million or $.36 per diluted share. Net income in 1998 compared to 1997, excluding the gain on the sale of ODI, was up 6.9 percent. Excluding the gain on the sale of ODI, 1997 net income was $23.2 million, up 8.0 percent over the prior year. Net income for 1996 was $21.5 million, or $3.22 per diluted share.

Cost of sales as a percent of net sales for 1998, 1997 and 1996 was 70.7 percent, 71.8 percent and 73.7 percent, respectively. Prior year cost of sales included ODI. The improvements in 1998 were primarily the result of selling ODI and productivity improvements. The improvement in 1997 was primarily due to lower manufacturing costs.

Selling and administrative expenses as a percent of net sales for 1998, 1997 and 1996 was 15.4 percent, 16.2 percent and 15.3 percent, respectively. The improvement in 1998 was primarily the result of selling ODI and lower medical costs. The increase in 1997 was primarily a result of higher employee medical costs and employee compensation.

The before tax gain on sale of subsidiary of $3.5 million resulted from the sale of ODI on October 24, 1997. All shares of ODI's common stock were sold to an unrelated entity for $34.4 million.

Included in other income, net for 1998, 1997 and 1996 was interest income of $3.6 million, $2.4 million, and $2.1 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury bills. Interest expense for 1998, 1997 and 1996 was $1.4 million, $1.4 million, and $1.3 million, respectively. Foreign currency based transactions produced a $0.1 million loss in 1998, a $1.0 million loss in 1997, and a $0.3 million loss in 1996. The foreign currency transaction loss in 1998 was primarily due to the movement of the U.S. dollar relative to the Mexican peso. The foreign currency transaction loss in 1997 was primarily due to the impact of the strengthening dollar on intercompany transactions denominated in German marks and South African rands. The foreign currency transaction loss in 1996 was primarily due to the weakening in the South African rand and German mark relative to the U.S. dollar. This loss was partially offset by the strengthening of the Italian lira relative to the German mark.

The provision for income taxes in 1998, 1997 and 1996 was $15.2 million, $15.0 million, and $11.8 million, respectively. The effective tax rate for each year differs from the United States statutory rate of 35 percent principally due to the effects of state and foreign income taxes, net of federal tax benefits.

Inflation has not had a significant effect on the Company's operations or financial condition.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $31.0 million, $22.0 million, and $30.9 million in 1998, 1997 and 1996, respectively. The increase in 1998 was primarily related to increases in accounts payable and accrued employee benefit plan obligations. The decrease in 1997 was primarily related to increases in receivables and inventories at ODI from the beginning of the year to the date of the sale of ODI.

Net cash flows used in investing activities were $11.4 million in 1998, versus net cash flows provided by investing activities of $9.6 million in 1997. Net cash flows used in investing activities were $38.0 million in 1996. The primary uses of cash in 1998 related to the purchase of certain operating and intangible assets from a motor manufacturer for $17.5 million and additions to plant and equipment. The increase in 1997 over 1996 was primarily due to $34.4 million of proceeds from the sale of ODI offset in part by an increase in purchases of marketable securities and an increase in additions to plant and equipment.

Net cash flows used in financing activities were $26.1 million, $31.8 million, and $2.5 million in 1998, 1997 and 1996, respectively. During 1998, the Company repurchased 406,000 shares of its common stock for $26.0 million.
Also during 1998, the Company paid $3.8 million in dividends on the Company's common stock. During 1997, the Company repurchased 615,000 shares of its common stock for $30.6 million. Also during 1997, the Company paid $3.4 million in dividends on the Company's common stock. The primary use of cash for financing activities in 1996 was for the payment of dividends on the Company's common stock.

Cash, cash equivalents and marketable securities at the end of 1998 were $45.0 million compared to $71.7 million at the end of 1997. Working capital decreased $26.1 million in 1998 and the current ratio of the Company was 2.4 and 3.2 at the end of 1998 and 1997, respectively.

Principal payments on the Company's $20.0 million of unsecured long-term debt began in 1998 and will continue until 2008 when a balloon payment of $10.0 million will fully retire the debt. In January 1996, the Company entered into an unsecured, five-year $40.0 million revolving credit agreement (the "Agreement"). The Agreement, which was amended and restated on December 30, 1997 and extended for one year to 2002, provides for various borrowing rate options and includes a facility fee on the committed amount. Both of the Company's loan agreements contain certain financial covenants with respect to borrowings, fixed charge coverage, working capital, loans or advances, and investments. The Company was in compliance with all debt covenants in 1998 and 1997.

At January 2, 1999, the Company had $2.7 million of commitments for the purchase of machinery and equipment.

During 1999, the Company intends to continue to seek acquisition candidates that are both compatible with and can leverage growth off of existing businesses.

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

THE COMPANY'S STATE OF READINESS -- In 1995, the Company began a project of implementing a new, company-wide information system. This project was initiated to replace existing computer software and hardware and to improve strategic command and control to reduce the response time needed to meet changing market conditions. The conversion to this new information system was completed in 1998, which was on schedule with the original plan. The Company has obtained verification from the developer that the new information system is Year 2000 compliant.

The Company has instituted an internally managed Year 2000 Plan to identify, test and correct potential Year 2000 problems, including non-information technology systems and impacts from external parties including suppliers, customers, and service providers. The Company's efforts have included obtaining vendor certifications, direct inquiry with outside parties, and the performance of internal testing on software products and controls.

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

THE COMPANY'S CONTINGENCY PLANS -- The Company has completed contingency plans that address recovery of its critical information systems. Ongoing updates to these plans will continue throughout 1999, and will consider the Company's ability to perform certain processes manually, repair or obtain replacement systems, change suppliers and/or service providers, and work around affected operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of intercompany balances utilizing a global netting system and limited use of foreign currency denominated debt. The Company does not use derivative contracts. Interest rate exposure is principally limited to the $27.9 million of marketable U.S. treasury and agency securities owned by the Company at January 2, 1999 and is mitigated by the short-term, generally less than 6 months, nature of these investments.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
-----------------------------------------------------------------------------
1995
----

Any forward looking statements contained herein involve risks and uncertainties, including but not limited to, general economic and currency conditions, various conditions specific to the Company's business and industry, market demand, competitive factors, supply constraints, technology factors, government and regulatory actions, the Company's accounting policies, future trends, and other risks which are detailed in Exhibit 99 of this Form 10-K. These risks and uncertainties may cause actual results to differ materially from those indicated by the forward looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
-------------------------------------------------------------------------
                                             1998        1997        1996
(In thousands, except per share amounts)
-------------------------------------------------------------------------

Net sales.............................   $272,533    $303,298    $300,689
Cost of sales (including research
  and development expenses of $4,700,
  $5,058 and $4,846, respectively)....    192,578     217,765     221,475
                                         --------    --------    --------

Gross profit..........................     79,955      85,533      79,214

Selling and administrative expenses...     42,027      49,194      45,915
                                         --------    --------    --------

Operating income......................     37,928      36,339      33,299

Interest expense......................     (1,364)     (1,435)     (1,308)
Gain on sale of subsidiary (Note 2)...        -         3,500         -
Other income, net.....................      3,572       3,137       1,598
Foreign exchange loss.................       (115)     (1,032)       (252)
                                         --------    --------     -------

Income before income taxes............     40,021      40,509      33,337

Income taxes (Note 5).................     15,237      15,004      11,827
                                         --------    --------    --------

Net income............................   $ 24,784    $ 25,505    $ 21,510
                                         ========    ========    ========

Per share data (Note 8):

  Net income per common share.........   $   4.32    $   4.33    $   3.43
                                         ========    ========    ========

  Net income per common share,
    assuming dilution.................   $   4.02    $   4.01    $   3.22
                                         ========    ========    ========

  Dividends per common share..........   $    .66    $    .57    $    .46
                                         ========    ========    ========

              See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------------------------
ASSETS
(In thousands)                                      1998              1997
--------------------------------------------------------------------------

Current assets:
  Cash and equivalents........................   $17,034          $ 23,191
  Marketable securities.......................    27,921            48,497
  Receivables (less allowances of $1,107
    and $1,349, respectively).................    16,037            16,978
  Inventories:
    Raw materials.............................    12,080            11,119
    Work-in-process...........................     5,281             5,157
    Finished goods............................    27,439            24,911
    LIFO reserve..............................    (9,470)           (9,928)
                                                --------          --------
                                                  35,330            31,259
  Other current assets (including deferred
    income taxes of $8,774 and $7,490,
    respectively, Note 5).....................     9,961             8,575
                                                --------          --------
      Total current assets....................   106,283           128,500

Property, plant and equipment, at cost:
  Land and buildings..........................    21,889            20,329
  Machinery and equipment.....................   104,317            81,823
                                                --------          --------
                                                 126,206           102,152
    Less allowance for depreciation...........    74,745            69,795
                                                --------          --------
                                                  51,461            32,357
Deferred and other assets (including deferred
   income taxes of $1,362 and $1,001,
   respectively, Note 5)......................     9,846             2,253
                                                --------          --------

Total Assets..................................  $167,590          $163,110
                                                ========          ========



               See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
(In thousands)                                       1998             1997
--------------------------------------------------------------------------

Current liabilities:
  Current maturities of long-term debt and
    short-term borrowings (Note 6)............   $  3,716         $  1,196
  Accounts payable............................     13,556           10,472
  Accrued expenses (Note 4)...................     24,539           24,346
  Income taxes (Note 5).......................      2,594            4,513
                                                 --------         --------
    Total current liabilities.................     44,405           40,527

Long-term debt (Note 6).......................     18,089           19,163

Employee benefit plan obligations (Note 3)....     10,167            7,237

Other long-term liabilities...................      3,332            3,342

Shareowners' equity (Note 7):
  Common shares outstanding
    5,574 and 5,847, respectively.............        557              585
  Additional capital..........................     14,105           10,295
  Retained earnings...........................     81,872           87,508
  Stock subscriptions.........................        -               (625)
  Loan to ESOP Trust (Note 3).................     (2,059)          (2,292)
  Accumulated other comprehensive loss........     (2,878)          (2,630)
                                                 --------         --------
     Total shareowners' equity................     91,597           92,841
                                                 --------         --------

Total Liabilities and Shareowners' Equity.....   $167,590         $163,110
                                                 ========         ========


              See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
-----------------------------------------------------------------------------
                                                 1998        1997        1996
(In thousands)
-----------------------------------------------------------------------------

Cash flows from operating activities:
  Net income................................. $24,784     $25,505     $21,510
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Depreciation and amortization............   7,532       7,628       8,389
    Gain on sale of subsidiary (Note 2)......     -        (3,500)        -
    Deferred income taxes....................  (1,645)       (919)        (56)
    (Gain)/Loss on disposals of plant
      and equipment..........................     (41)        273         (20)
    Changes in assets and liabilities:
      Receivables............................     753      (2,290)     (3,018)
      Inventories............................  (4,142)     (3,069)      2,164
      Other assets...........................     (25)     (1,882)       (360)
      Accounts payable and other
        accrued expenses.....................   1,371          11       3,638
      Employee benefit plan obligations......   2,176       1,093        (567)
      Other long-term liabilities............     247        (846)       (807)
                                              -------     -------     -------
Net cash flows from operating activities.....  31,010      22,004      30,873
                                              -------     -------     -------

Cash flows from investing activities:
  Additions to plant and equipment........... (24,601)     (8,598)     (6,235)
  Proceeds from sale of plant and equipment..      61       1,163         257
  Proceeds from sale of subsidiary (Note 2)..     -        34,402         -
  Transferred cash of subsidiary.............     -          (535)        -
  Additions to deferred assets...............  (7,395)        -          (445)
  Purchases of marketable securities......... (48,608)    (64,521)    (52,866)
  Proceeds from maturities of marketable
    securities...............................  69,184      47,648      21,242
                                              -------     -------     -------
Net cash flows from investing activities..... (11,359)      9,559     (38,047)
                                              -------     -------     -------

Cash flows from financing activities:
  Borrowing on long-term debt................     -           -           199
  Repayment of long-term debt (Note 6).......  (1,079)        (79)        (97)
  Borrowing on line of credit................   2,678         186         -
  Repayment of line of credit................    (271)        -          (393)
  Proceeds from issuance of common stock.....   1,778       1,781         811
  Purchases of common stock (Note 7)......... (25,995)    (30,649)        -
  Proceeds from stock subscriptions..........     352         100          25
  Loan to ESOP Trust.........................     -           -          (324)
  Reduction of loan to ESOP Trust............     233         232         200
  Dividends paid.............................  (3,811)     (3,371)     (2,912)
                                              -------     -------     -------
Net cash flows from financing activities..... (26,115)    (31,800)     (2,491)
                                              -------     -------     -------

Effect of exchange rate changes on cash......     307         460         556
                                              -------     -------     -------

Net change in cash and equivalents...........  (6,157)        223      (9,109)
Cash and equivalents at beginning of year....  23,191      22,968      32,077
                                              -------     -------     -------

Cash and equivalents at end of year.......... $17,034     $23,191     $22,968
                                              =======     =======     =======

Cash paid during 1998, 1997, and 1996 for interest was $1.4 million, $1.4 million and $1.3 million, respectively. Also, cash paid during 1998, 1997 and 1996 for income taxes was $18.8 million, $15.2 million and $9.3 million, respectively.




              See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share amounts)
                                                                                                        Accumulated
                                       Common                                                Loan to      Other
                                       Shares     Common  Additional  Retained    Stock       ESOP     Comprehensive  Comprehensive
                                     Outstanding   Stock   Capital    Earnings   Subscrip.    Trust    Income (Loss)      Income
                                     -----------   -----   -------    --------   --------     -----    -------------      ------
Balance year end 1995..............   6,254,002    $626    $ 5,683    $77,363     $(1,315)  $(2,400)    $   600
Net income.........................                                    21,510                                            $21,510
 Currency translation adjustment...                                                                      (1,225)          (1,225)
 Pension liability adjustment......                                                                        (243)            (243)
                                                                                                                         -------
  Comprehensive income, net of tax.                                                                                      $20,042
                                                                                                                         =======
Dividends on common stock..........                                    (2,912)
Common stock issued................     117,027      12      1,470
Proceeds from stock subscriptions..                                                    25
Stock subscription amortization
  and adjustment...................                            460                    293
Loan payment from ESOP.............                                                             200
Loan to ESOP Trust.................                                                            (324)
                                      ---------    ----    -------    -------     -------   -------     -------
Balance year end 1996..............   6,371,029    $638    $ 7,613    $95,961     $  (997)  $(2,524)    $  (868)
                                      ---------    ----    -------    -------     -------   -------     -------
Net income.........................                                    25,505                                            $25,505
 Currency translation adjustment...                                                                      (1,769)          (1,769)
 Pension liability adjustment......                                                                           7                7
                                                                                                                         -------
  Comprehensive income, net of tax.                                                                                      $23,743
                                                                                                                         =======
Dividends on common stock..........                                    (3,371)
Common stock issued................      91,404       9      1,772
Common stock repurchased...........    (615,600)    (62)              (30,587)
Proceeds from stock subscriptions..                                                   100
Stock subscription amortization
  and adjustment...................                            910                    272
Loan payment from ESOP.............                                                             232
                                      ---------    ----    -------    -------     -------   -------    -------
Balance year end 1997..............   5,846,833    $585    $10,295    $87,508     $  (625)  $(2,292)   $(2,630)
                                      ---------    ----    -------    -------     -------   -------    -------

Net income.........................                                    24,784                                           $24,784
 Currency translation adjustment...                                                                        180              180
 Pension liability adjustment......                                                                       (428)            (428)
                                                                                                                        -------
  Comprehensive income, net of tax.                                                                                     $24,536
                                                                                                                        =======
Dividends on common stock..........                                    (3,811)
Common stock issued................     142,746      14      2,420
Common stock repurchased...........    (415,859)    (42)              (26,609)
Proceeds from stock subscriptions..                                                   352
Stock subscription amortization
  and adjustment...................                          1,390                    273
Loan payment from ESOP.............                                                             233
                                      ---------    ----    -------    -------     -------   -------    -------
Balance year end 1998..............   5,573,720    $557    $14,105    $81,872     $   -     $(2,059)   $(2,878)
                                      =========    ====    =======    =======     =======   =======    =======


                                                    See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
----------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR--The Company's fiscal year ends on the Saturday nearest December
31. The financial statements and accompanying notes are as of and for the years ended January 2, 1999 (52 weeks), January 3, 1998 (53 weeks) and December 28, 1996 (52 weeks) and are referred to as 1998, 1997 and 1996, respectively.

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries.

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

INVENTORIES--Inventories are stated at the lower of cost or market. The majority of the cost of domestic inventories is determined using the last-in, first-out (LIFO) method; all remaining inventory costs are determined using the first-in, first-out (FIFO) method. Inventories stated on the LIFO method approximated 55 percent and 56 percent of total inventories in 1998 and 1997, respectively. In 1998, due to the liquidation of LIFO inventories, net income increased by $0.3 million.

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

STOCK-BASED COMPENSATION--Management of the Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation". Employee stock-based compensation will continue to be accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Accordingly, no compensation expense is recognized in the financial statements as the exercise price of the Company's stock options equals the market price of the underlying stock on the dates of the grants.

EARNINGS PER COMMON SHARE--Basic and diluted earnings per share are computed and disclosed under SFAS No. 128, "Earnings Per Share". Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities.

COMPREHENSIVE INCOME--In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted SFAS No. 130 in the first quarter of 1998 and has elected to display comprehensive income and its components in its consolidated statements of shareowners' equity.

TRANSLATION OF FOREIGN CURRENCIES--All assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. All revenue and expense accounts are translated at average rates in effect during the period.

USE OF ESTIMATES--Management's best estimates of certain amounts are required in preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and actual results could differ from those estimates.

RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   SALE OF SUBSIDIARY

On October 24, 1997, the Company sold Oil Dynamics, Inc. (ODI), previously a wholly-owned subsidiary, to Baker Hughes Incorporated (BHI), an unrelated entity. The operations of ODI represented substantially all of the Company's oil well pumping systems product line.

The Company received $34.4 million in cash proceeds from BHI in exchange for the common stock of ODI. The net assets of ODI at October 24, 1997, were $27.9 million and the Company incurred $3.0 million in related expenses resulting in an after tax gain on the sale of $2.3 million. The Company's 1997 results of operations include ODI's ten month net sales of $34.4 million and net loss of $1.0 million. The Company's 1996 results of operations include ODI's net sales of $35.9 million and a net loss of $3.2 million.

The following unaudited pro forma consolidated statements of income have been prepared to show the Company's results of operations after eliminating the gain on the sale of ODI and the historical results of ODI for each period presented. This unaudited pro forma information is not necessarily representative of the results which would have been obtained for the respective periods.

(In thousands, except per share amounts)
------------------------------------------------------------------------
                                                    1997         1996
                                                    ----         ----

Net sales..............................         $268,912     $264,838
Costs and expenses.....................          230,430      225,610
                                                --------     --------
Income before income taxes.............           38,482       39,228
Income taxes...........................           14,304       14,514
                                                --------     --------
Net income.............................         $ 24,178     $ 24,714
                                                ========     ========

Per share data:
  Net income per common share..........         $   4.10     $   3.94
                                                ========     ========
  Net income per common share,
    assuming dilution..................         $   3.80     $   3.70
                                                ========     ========
------------------------------------------------------------------------


3.   EMPLOYEE BENEFIT PLANS

Effective January 4, 1998, the Company adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other postretirement benefit plans.

DEFINED BENEFIT PLANS - As of January 2, 1999, the Company's domestic operations maintain three separate pension plans. The Company previously maintained a fourth pension plan covering substantially all employees of ODI prior to its sale on October 24, 1997.

The Company's other postretirement benefit plans provide health and life insurance benefits to domestic employees hired prior to 1992. The Company effectively capped its cost for those benefits through plan amendments made in 1992, freezing Company contributions for insurance benefits at 1991 levels for current and future beneficiaries with actuarially reduced benefits for employees who retire before age 65.

The following table sets forth aggregated information related to the Company's domestic pension benefits and other postretirement benefits, including changes in the benefit obligations, changes in plan assets, funded status, amounts recognized in the Consolidated Balance Sheets, and actuarial assumptions:

(In thousands)
------------------------------------------------------------------------------
                                     Pension Benefits          Other Benefits
                                    1998          1997        1998       1997
                                    ----          ----        ----       ----
Change in benefit obligation:
Benefit obligation, b/o/y......  $81,068       $76,147     $12,181    $12,049
Service cost...................    2,509         2,216         258        235
Interest cost..................    5,868         5,485         840        858
Plan amendments................      601         2,353         -          -
Actuarial gain.................    6,734         2,398         551        249
Employee contributions.........      324           303         -          -
ODI plan obligations...........      -          (3,492)        -          -
Benefits paid..................   (4,806)       (4,342)     (1,190)    (1,210)
                                 -------       -------     -------    -------
Benefit obligation, e/o/y......  $92,298       $81,068     $12,640    $12,181
                                 =======       =======     =======    =======

Change in plan assets:
Fair value of assets, b/o/y.... $100,827      $ 86,030     $   -      $   -
Actual return on plan assets...   13,623        20,546         -          -
Company contributions..........      324         1,410       1,190      1,210
Employee contributions.........      250           287         -          -
ODI plan assets................      -          (3,104)        -          -
Benefits paid..................   (4,806)       (4,342)     (1,190)    (1,210)
                                 -------      --------     -------    -------
Fair value of assets, e/o/y.... $110,218      $100,827     $   -       $  -
                                ========      ========     =======    =======
Reconciliation of funded status:
Funded status..................  $17,920       $19,759    $(12,640)  $(12,181)
Unrecognized net (gain)/loss...  (29,038)      (29,489)      3,070      2,674
Unrecognized transition
 obligation/(asset)............     (155)         (198)      6,845      7,334
Unrecognized prior service
 cost..........................    6,172         6,339         -          -
                                 -------       -------   --------    -------
Net amount recognized..........  $(5,101)      $(3,589)  $ (2,725)   $(2,173)
                                 =======       =======   ========    =======

Amounts recognized in the
 Consolidated Balance Sheets:
Accrued benefit liability......  $(6,204)      $(4,006)   $(2,725)   $(2,173)
Intangible asset...............       16            24        -          -
Deferred tax asset.............      423           157        -          -
Accumulated other comprehensive
 loss..........................      664           236        -          -
                                 -------       -------   --------    -------
Net amount recognized..........  $(5,101)      $(3,589)   $(2,725)   $(2,173)
                                 =======       =======   ========    =======

Actuarial assumptions:
Discount rate...................    6.75%         7.25%      7.25%     7.25%
Rate of increase in future
  compensation..................  0-5.00%       0-5.00%      5.00%     5.00%
Expected long-term rate of
  return on plan assets.........    9.25%   8.25%-9.00%        -         -
------------------------------------------------------------------------------

The following table sets forth aggregated net domestic periodic benefit cost for 1998, 1997, and 1996:

(In thousands)
------------------------------------------------------------------------------
                          Pension Benefits                 Other Benefits
                       1998     1997     1996           1998    1997    1996
                       ----     ----     ----           ----    ----    ----
Service cost....     $2,509   $2,506   $2,295         $  258  $  235  $  244
Interest cost...      5,868    5,716    5,291            840     858     803
Expected return
 on assets......     (7,224)  (6,658)  (5,958)           -       -       -
Amortization of
 unrecognized:
  Obligation/
   (asset)......        (43)     (43)     (61)           489     489     489
  Prior service
   cost.........        769      719      528            -       -       -
  Loss/(gain)...       (118)     (60)      53            162     136      59
                      ------  ------   ------         ------  ------  ------
Net periodic
 benefit cost...      $1,761  $2,180   $2,148         $1,749  $1,718  $1,595
                      ======  ======   ======         ======  ======  ======
------------------------------------------------------------------------------

The plan assets of the pension plans consist primarily of common stocks and bonds, including $25,212 and $32,030 of the Company's common stock in 1998 and 1997, respectively. In August 1998, the Company purchased 125,000 shares of its common stock from the pension plans for $8.2 million.

One of the Company's three pension plans covers certain management employees. The Company does not fund this plan, and its assets were zero in 1998 and 1997. The plan's projected benefit obligation and accumulated benefit obligation were $2,491 and $2,159, respectively at January 2, 1999, and $1,490 and $1,285, respectively at January 3, 1998.

The Company's German subsidiary, which does not report pension information under the Employee Retirement Income Security Act of 1974, calculates the pension liability based on local requirements. The long-term pension liability for the German subsidiary was $1,238 at January 2, 1999 and $1,058 at January 3, 1998. The difference between calculating the pension liability under local requirements versus SFAS No. 87 requirements is immaterial. Pension liabilities for other foreign subsidiaries are not significant.

DEFINED CONTRIBUTION PLANS - The Company maintains an integrated 401(k) and Employee Stock Ownership Plan (ESOP).

In June 1996 and in July 1992, the ESOP Trustee acquired additional shares of Company common stock on the open market using the proceeds of a ten-year, $0.3 million loan and a fifteen-year, $3.0 million loan, respectively, from the Company. Under the terms of the variable rate loan (6.31 percent at January 2, 1999), principal plus interest is payable in equal annual installments.
The shares of stock purchased with the loan proceeds are collateral for the loan and are considered outstanding for purposes of calculating earnings per share.

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

At January 2, 1999, 103,142 shares were allocated to the accounts of participants, 10,363 shares were committed to be released and allocated to the accounts of participants for service rendered during 1998, and 66,404 shares were held by the ESOP Trust in suspense.

The following table sets forth the interest expense and Company contributions to the integrated ESOP and 401(k) Plan.

(In thousands)
----------------------------------------------------------------------------
                                                     1998     1997     1996
                                                     ----     ----     ----
Interest expense incurred by the plan
  on ESOP debt.............................        $  133   $  148   $  153
Company contributions to integrated plan...         1,010    1,244    1,310
----------------------------------------------------------------------------


4.   ACCRUED EXPENSES

Accrued expenses consisted of:

(In thousands)
----------------------------------------------------------------------------
                                            1998                       1997
                                            ----                       ----
Salaries, wages and commissions.......    $ 7,518                   $ 7,345
Product warranty costs................      4,382                     4,282
Insurance.............................      5,426                     5,198
Employee benefits.....................      1,890                     1,763
Other.................................      5,323                     5,758
                                          -------                   -------
                                          $24,539                   $24,346
                                          =======                   =======
----------------------------------------------------------------------------


5.   INCOME TAXES

Income before income taxes consisted of:

(In thousands)
---------------------------------------------------------------------------
                                            1998         1997         1996
                                            ----         ----         ----
Domestic....................             $33,900      $34,269      $27,664
Foreign.....................               6,121        6,240        5,673
                                         -------      -------      -------
                                         $40,021      $40,509      $33,337
                                         =======      =======      =======
---------------------------------------------------------------------------

The income tax provision consisted of:

(In thousands)
---------------------------------------------------------------------------
                                            1998         1997         1996
                                            ----         ----         ----
Currently payable:
  Federal...................             $12,095      $10,606      $ 8,110
  Foreign...................               2,432        2,397        1,611
  State.....................               2,355        2,920        2,162
Deferred:
  Federal...................              (1,512)        (757)         (44)
  Foreign...................                  72           58           50
  State.....................                (205)        (220)         (62)
                                         -------      -------      -------
                                         $15,237      $15,004      $11,827
                                         =======      =======      =======
---------------------------------------------------------------------------

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In thousands)
---------------------------------------------------------------------------
                                                  1998                1997
                                                  ----                ----
Deferred tax assets:
  Accrued expenses and reserves..............  $ 6,945             $ 6,125
  Compensation and employee benefits.........    6,491               4,868
  Other items................................      364                 564
                                               -------             -------
    Total deferred tax assets................   13,800              11,557
                                               -------             -------
Deferred tax liabilities:
  Accelerated depreciation on fixed assets...    3,437               2,908
  Other items................................      227                 158
                                               -------             -------
    Total deferred tax liabilities...........    3,664               3,066
                                               -------             -------
Net deferred tax assets......................  $10,136             $ 8,491
                                               =======             =======
---------------------------------------------------------------------------

The portions of current and non-current deferred tax assets and liabilities were as follows:

(In thousands)
---------------------------------------------------------------------------
                           1998                             1997
                   --------------------            ----------------------
                   Deferred   Deferred              Deferred   Deferred
                     Tax        Tax                   Tax        Tax
                   Assets   Liabilities             Assets   Liabilities
                   ------   -----------             ------   -----------
  Current........  $ 8,774     $  -               $ 7,490       $  -
  Non-current....    5,026      3,664               4,067        3,066
                   -------     ------             -------       ------
                   $13,800     $3,664             $11,557       $3,066
                   =======     ======             =======       ======

There was no valuation allowance for deferred tax assets required in 1998 or 1997.

The differences between the statutory and effective tax rates were as follows:

--------------------------------------------------------------------------
                                            1998        1997        1996
                                            ----        ----        ----
U.S. Federal statutory rate......           35.0%       35.0%      35.0%
State income taxes, net of
  federal benefit................            3.8         4.3        4.1
Effect of higher (lower) foreign
  tax rates......................            0.5         0.6       (0.5)
Earnings of foreign sales
  corporation ...................           (1.4)       (1.4)      (3.1)
Utilization of foreign
  tax credits....................             -         (1.5)        -
Other items......................            0.2          -          -
                                            -----       -----      -----
                                            38.1%       37.0%      35.5%
                                            =====       =====      =====
--------------------------------------------------------------------------

Accumulated undistributed earnings of foreign subsidiaries expected to be permanently invested approximated $4.0 million at January 2, 1999. The Company does not anticipate incurring any tax should these earnings be repatriated in the future.

6.   DEBT

Short-term borrowings consisted of:

(In thousands)
-------------------------------------------------------------------------
                                                  1998        1997
                                                  ----        ----
Bank...................................         $2,697        $177
                                                ======        ====
-------------------------------------------------------------------------

Long-term debt consisted of:

(In thousands)
-------------------------------------------------------------------------
                                                 1998        1997
                                                 ----        ----
Insurance Company--6.31%, principal
  payments of $1.0 million due in
  annual installments, with a balloon
  payment of $10,000 in 2008............      $19,000     $20,000
Bank....................................          108         182
                                              -------     -------
                                               19,108      20,182
Less current maturities.................       (1,019)     (1,019)
                                              -------     -------
                                              $18,089     $19,163
                                              =======     =======
-------------------------------------------------------------------------

Both the Company's short-term borrowings and long-term debt are unsecured. The Company's long-term debt agreement provides for certain financial covenants relative to working capital, additional borrowings, loans or advances and investments. The Company was in compliance with all debt covenants in 1998 and 1997.

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

7.   SHAREOWNERS' EQUITY

The Company had 5,574,000 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding at the end of 1998.

During 1998 and 1997, pursuant to stock repurchase programs authorized by the Company's Board of Directors, the Company repurchased a total of 406,000 shares for $26.0 million and 615,000 shares for $30.6 million, respectively. Of these shares, 175,000 were repurchased from a director of the Company in 1997. All repurchased shares were retired.

During 1998, under terms of a Company stock option plan, a participant remitted 9,851 shares of Company common stock as consideration for stock issued upon the exercise of stock options. The total exercise price of the respective stock options was $0.6 million, and the shares remitted to the Company were subsequently retired.

Stock subscriptions are principally deferred costs recognized in connection with the issuance of common stock under the 1988 Stock Incentive Award Plan (1988 Award Plan) and loans to officers under the 1988 Executive Stock Purchase Plan (1988 Purchase Plan). Under the 1988 Purchase Plan, executives of the Company are awarded the right to purchase shares of its common stock through a Company loan at the closing price on the day prior to the date of purchase. In 1998 the Company extended the 1988 Purchase Plan ten additional years, and at January 2, 1999, 512,800 shares are available for future awards. The 1988 Award Plan expired in 1998. No shares were awarded under either plan in 1998 or 1997.

8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)
----------------------------------------------------------------------------
                                               1998        1997        1996
                                               ----        ----        ----
Numerator:
  Net Income..........................      $24,784     $25,505     $21,510
                                            =======     =======     =======
Denominator:
 Basic
 -----
  Weighted average common shares.....         5,733       5,895       6,279

 Diluted
 -------
  Effect of dilutive securities:

    Employee and director incentive
      stock options and awards........          437         471         397
                                            -------     -------     -------
  Adjusted weighted average common
      shares..........................        6,170       6,366       6,676
                                            =======     =======     =======
Basic earnings per share..............      $  4.32     $  4.33     $  3.43
                                            =======     =======     =======

Diluted earnings per share............      $  4.02     $  4.01     $  3.22
                                            =======     =======     =======
----------------------------------------------------------------------------

9.   STOCK-BASED COMPENSATION

The Company has authorized the grant of options to purchase common stock of the Company to employees and non-employee directors of the Company and its subsidiaries under five fixed stock option plans. The plans and the original number of authorized shares available for grants are as follows:

-----------------------------------------------------------------------------
                                                                     Shares
                                                                     ------
 1981 Incentive Stock Option Plan (1981 Plan)                        555,000
 1986 Non-Qualified Stock Option Plan (1986 Plan)                    555,000
 1996 Employee Stock Option Plan (1996 Plan)                         600,000
 1990 Non-Employee Director Stock Option Plan (1990 Director Plan)    60,000
 1996 Non-Employee Director Stock Option Plan (1996 Director Plan)    90,000
-----------------------------------------------------------------------------

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

A summary of the Company's fixed stock option plans activity and related information for 1998, 1997 and 1996 follows:










----------------------------------------------------------------------------------------------------------
                            1998                        1997                        1996
                               Weighted-Average            Weighted-Average             Weighted-Average
Fixed Options         Shares    Exercise Price     Shares   Exercise Price     Shares    Exercise Price
-------------         -------------------------    ------------------------    -------------------------
Outstanding at
  beginning of year    762,296      $25.73          850,125     $23.51          861,092      $18.69
Granted                 43,500       66.27           18,000      46.47          116,500       41.74
Exercised             (142,746)      16.50         (104,829)      7.96         (121,467)       6.90
Forfeited              (20,433)      39.55           (1,000)     26.50           (6,000)      22.13
                       -------                      -------                     -------
Outstanding at
  end of year          642,617      $30.09          762,296     $25.73          850,125      $23.51
                       =======                      =======                     =======
----------------------------------------------------------------------------------------------------------

The following summarizes information about fixed stock options outstanding at January 2, 1999:

----------------------------------------------------------------------------------------------------------
                              Options Outstanding                              Options Exercisable
                  -----------------------------------------------         ------------------------------
                     Number     Weighted-Average                            Number
   Range of       Outstanding       Remaining      Weighted-Average         Exercisable   Weighted-Average
Exercise Prices   at 1/02/99    Contractual Life   Exercise Price           at 1/02/99     Exercise Price
---------------   -----------   ----------------   ----------------         -----------   ---------------
$ 8.38 to 30.99     318,380       3.76 years            $19.90                318,380        $19.90
 31.00 to 59.24     280,737       7.08                   36.04                202,177         33.94
 59.25 to 70.50      43,500       9.31                   66.27                  2,000         59.25
                    -------                                                   -------
$ 8.38 to 70.50     642,617       5.59                  $30.09                522,557        $25.48
                    =======                                                   =======
-----------------------------------------------------------------------------------------------------------


For pro forma information regarding net income and earnings per share, the fair value for the options awarded in 1998, 1997 and 1996 for all fixed stock option plans was estimated as of the date of the grant using a Black-Scholes option valuation model. The following table sets forth the weighted average assumptions for 1998, 1997 and 1996, respectively.

-----------------------------------------------------------------------------
                                                1998       1997       1996
                                                ----       ----       ----
  Risk-free interest rate............           5.49%      6.51%      6.18%
  Dividend yield.....................           1.20%      1.20%      1.40%
  Volatility factor..................            .230       .236       .257
  Weighted average expected life.....         6 years    6 years    6 years
------------------------------------------------------------------------------

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

(In thousands, except per share amounts)
------------------------------------------------------------------------------
                                              1998         1997       1996
                                              ----         ----       ----
 Reported net income.................      $24,784      $25,505     $21,510
 Pro forma net income................      $24,312      $25,037     $21,245

 Reported net income available
   per common share..................        $4.32        $4.33       $3.43
 Pro forma net income available
   per common share..................        $4.22        $4.25       $3.38

 Reported net income available per
   common share, assuming dilution...        $4.02        $4.01       $3.22
 Pro forma net income available per
   common share, assuming dilution...        $3.94        $3.93       $3.18
------------------------------------------------------------------------------

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

10.   SEGMENT AND GEOGRAPHIC INFORMATION

Effective January 4, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". Based on the management approach established by SFAS No. 131, the Company's business consists of two operating segments that offer different products; the motor segment, and the electronic controls segment.

The motor segment designs, manufactures and sells motors and related parts and equipment for use in water systems, gasoline and diesel fuel pumping systems, wastewater handling systems and in a wide variety of industrial products. The electronic controls segment designs and manufactures electronic controls for the principal purpose of being a supplier to the motor segment.

Under SFAS No. 131's quantitative threshold and aggregation criteria, the Company's two operating segments have been combined into a single reportable segment. As a result, there are no significant differences between reportable segment financial information and the Company's consolidated results.

The Company's products are primarily sold to original equipment manufacturers in the United States, Canada, Europe, Australia, South Africa, Mexico and other world markets. Net sales attributed to customers located in the United States were $192.8 million, $191.2 million, and $187.3 million in 1998, 1997 and 1996, respectively. Net sales attributed to foreign customers were $79.7 million, $77.7 million, and $77.7 million in 1998, 1997 and 1996, respectively, of which no single country was significant. Long-lived assets located in the United States totaled $43.4 million, $26.9 million, and $23.8 million in 1998, 1997 and 1996, respectively. Long-lived assets in foreign countries totaled $8.1 million, $5.5 million, and $5.2 million in 1998, 1997 and 1996, respectively, of which no single country was significant. ODI's net sales and long-lived assets are excluded from enterprise-wide geographic information.

One customer accounted for 14.0 percent, 12.4 percent, and 12.5 percent of the Company's consolidated sales in 1998, 1997 and 1996, respectively.


11.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial information for 1998 and 1997 is as follows:

 (In thousands, except per share amounts)
----------------------------------------------------------------------------
                                                         Basic     Diluted
                       Net       Gross        Net      Earnings    Earnings
                     Sales      Profit      Income     Per Share   Per Share
                     -----      ------      ------     ---------   ---------
1998
----
1st Quarter.....  $ 56,014     $15,180     $ 3,660      $ .63       $ .58
2nd Quarter.....    67,907      20,423       5,995       1.02         .95
3rd Quarter.....    75,230      21,603       7,007       1.22        1.14
4th Quarter.....    73,382      22,749       8,122       1.47        1.37
                  --------     -------     -------
                  $272,533     $79,955     $24,784      $4.32       $4.02
                  ========     =======     =======
1997
----
1st Quarter.....  $ 64,200     $16,491     $ 3,195      $ .53       $ .49
2nd Quarter.....    75,935      19,701       5,269        .90         .84
3rd Quarter.....    85,610      23,589       6,123       1.04         .96
4th Quarter.....    77,553      25,752      10,918       1.86        1.72
                  --------     -------     -------
                  $303,298     $85,533     $25,505      $4.33       $4.01
                  ========     =======     =======
----------------------------------------------------------------------------

12.   CONTINGENCIES AND COMMITMENTS

The Company is defending various claims and legal actions which have arisen in the ordinary course of business. The Company has attempted, where possible, to assess the likelihood of an unfavorable outcome as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and costs are accrued when an unfavorable outcome is determined to be probable and a reasonable estimate can be made. As a result, the Company has an accrual balance of approximately $1.3 million and $1.4 million at January 2, 1999 and January 3, 1998, respectively, to provide for such actions.

Included in such matters, the Company has been designated, in conjunction with other parties, as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act with respect to a reclamation and recycling site located in Columbia City, Indiana. Under consent decree, the Company has paid approximately $153,000 through January 2, 1999 toward the cost of remediation. Future remediation costs are estimated at less than $5.0 million over the next four to fourteen years, for which the Company's share is estimated to be less than $35,000.

Total rent expense charged to operations for operating leases including contingent rentals was $1.9 million, $2.3 million, and $2.4 million for 1998, 1997 and 1996, respectively. The future minimum rental payments for noncancellable operating leases as of January 2, 1999, are as follows: 1999, $0.6 million; 2000, $0.5 million and 2001, $0.2 million. Rental commitments subsequent to 2001 are not material.

During 1998, the Company purchased certain operating and intangible assets from a motor manufacturer. The Company paid $17.5 million in cash at the acquisition date, and may pay additional contingent consideration according to terms that expire on December 31, 2001. The amount, if any, of this contingent consideration is not currently determinable.

INDEPENDENT AUDITORS' REPORT
----------------------------


To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and consolidated subsidiaries as of January 2, 1999 and January 3, 1998 and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended January 2, 1999. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and consolidated subsidiaries as of January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


 /s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
January 28, 1999

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.



                                  PART III
                                  --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information concerning directors required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1999, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT."



ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1999, under the headings of "INFORMATION ABOUT THE BOARD AND ITS COMMITTEES," "COMPENSATION COMMITTEE REPORT," "SUMMARY COMPENSATION TABLE," "OPTION GRANTS IN 1998 FISCAL YEAR," "1998 FISCAL YEAR-END OPTION VALUES," "COMPENSATION PURSUANT TO PLANS" and "AGREEMENTS," and is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1999, under the heading of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1999, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "AGREEMENTS," and is incorporated herein by reference.

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
          ----------------------------------------

          Independent Auditors' Report........................ 32
          Consolidated Statements of Income for the
            three years ended January 2, 1999................. 13
          Consolidated Balance Sheets, as of
            January 2, 1999 and January 3, 1998............... 14-15
          Consolidated Statements of Cash Flows
            for the three years ended January 2, 1999......... 16-17
          Consolidated Statements of Shareowners' Equity
            for the three years ended January 2, 1999......... 18
          Notes to Consolidated Financial Statements
            (including quarterly financial data).............. 19-31

     2.   Financial Statement Schedules - Franklin Electric
          -------------------------------------------------
          II Valuation and Qualifying Accounts................ 35

     Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

     3.   Exhibits
          --------
          See the Exhibit Index located on pages 37-38.
          Management Contract or Compensatory Plan or
          Arrangement is denoted by an asterisk (*).

(b) Reports on Form 8-K filed during the fourth quarter ended January 2, 1999:

            During the fourth quarter ended January 2, 1999, a Form 8-K was filed by the Company dated October 9, 1998, to report certain "Forward Looking Statements" for the purpose of establishing a readily available document which may be referred to in the future in accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

(c)  See the Exhibit Index located on pages 37-38.

(d) Individual financial statements and all other schedules of the Registrant are omitted as they are not required.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     For the years 1998, 1997 and 1996
                               (In thousands)
                               --------------


                                   Additions
                  Balance at       charged to                       Balance
                   beginning       costs and                        at end
Description        of period        expenses     Deductions        of period
-----------       ----------       ----------    ----------        ---------

Allowance for doubtful accounts:

1998                $1,349            $271         $513 (B)         $1,107
                    ======            ====         ====             ======

1997                $1,435            $248         $334 (A)         $1,349
                    ======            ====         ====             ======

1996                $1,351            $227         $143 (B)         $1,435
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

                                        Franklin Electric Co., Inc.

                                         /s/ WILLIAM H. LAWSON
                                        --------------------------
                                        William H. Lawson
                                        Chairman of the Board and
(Date) February 12, 1999                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ WILLIAM H. LAWSON                  Chairman of the Board and
-------------------------------------   Chief Executive Officer
William H. Lawson   February 12, 1999   (Principal Executive
                                        Officer)

 /s/ JOHN B. LINDSAY
-------------------------------------
John B. Lindsay     February 12, 1999   President and Director

 /s/ JESS B. FORD                       Senior Vice President and Chief
-------------------------------------   Financial Officer (Principal
Jess B. Ford        February 12, 1999   Financial and Accounting
                                        Officer)
 /s/ JEROME D. BRADY
-------------------------------------
Jerome D. Brady     February 12, 1999   Director


 /s/ ROBERT H. LITTLE
-------------------------------------
Robert H. Little    February 12, 1999   Director


 /s/ PATRICIA SCHAEFER
-------------------------------------
Patricia Schaefer   February 12, 1999   Director


 /s/ DONALD J. SCHNEIDER
-------------------------------------
Donald J. Schneider February 12, 1999   Director


 /s/ R.SCOTT TRUMBULL
-------------------------------------
R. Scott Trumbull   February 12, 1999   Director


 /s/ JURIS VIKMANIS
-------------------------------------
Juris Vikmanis      February 12, 1999   Director


 /s/ HOWARD B. WITT
-------------------------------------
Howard B. Witt      February 12, 1999   Director

                            FRANKLIN ELECTRIC CO., INC.
                   EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
                      FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

Exhibit
Number                     Description
-------                    -----------

    3.1 Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated herein by reference to the Company's Form 10-Q for the quarter ended July 4, 1998)

    3.2   By-Laws of Franklin Electric Co., Inc. as amended
          to date, (incorporated herein by reference to the
          Company's Form 10-Q for the quarter ended July 4,
          1998)

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

    10.5  Franklin Electric Non-Employee Director Stock
          Option Plan (incorporated herein by reference to the Company's 1991 Proxy Statement for the Annual
          Meeting on April 19, 1991)*

    10.6 1996 Franklin Electric Co., Inc., Employee Stock Option Plan (incorporated herein by reference to the Company's 1996 Proxy Statement for the Annual Meeting held on April 12, 1996, and included as Exhibit A to the Proxy Statement)*

    10.7 1996 Franklin Electric Co., Inc., Non-Employee Director Stock Option Plan (incorporated herein by reference to the Company's 1996 Proxy Statement for the Annual Meeting held on April 12, 1996, and included as Exhibit B to the Proxy Statement)*

    10.8 Employment Agreement dated December 5, 1986 between the Company and William H. Lawson (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended December 28, 1991)*

    10.9 Employment Agreement dated October 23, 1995 between the Company and Jess B. Ford (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended December 30, 1995)*

    10.10 Amended and Restated Credit Agreement dated as of December 30, 1997 between the Company and various commercial banks (incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K for the fiscal year ended January 3, 1998)

    21    Subsidiaries of the Registrant............................ 39
    23    Independent Auditors' Consent............................. 40
    27    Financial Data Schedule................................... 41
    99    Additional Exhibits....................................... 42-43

* Management contract or compensatory plan or arrangement