Form 10-Q
period 1999-04-03
FRANKLIN ELECTRIC CO INC
filed 1999-05-14
CIK 38725

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ---------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 3, 1999
                                                -------------

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

         YES   X                                      NO
             -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             OUTSTANDING AT
       CLASS OF COMMON STOCK                  MAY 11, 1999
       ---------------------                  ------------
          $.10 par value                    5,565,620 shares

                          FRANKLIN ELECTRIC CO., INC.

                                    Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of April 3, 1999 (Unaudited)
            and January 2, 1999...........................     3

            Condensed Consolidated Statements of
            Income for the Three Months Ended
            April 3, 1999 and April 4, 1998 (Unaudited)..      4

            Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            April 3, 1999 and April 4, 1998 (Unaudited)..      5

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)..............   6-8

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations.........................  9-10



PART II.    OTHER INFORMATION
-----------------------------

   Item 4.  Submission of Matters to a Vote of
              Security Holders............................    11

   Item 6.  Exhibits and Reports on Form 8-K..............    11



Signatures................................................    12
---------

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                           FRANKLIN ELECTRIC CO., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(In thousands)                               April 3,    January 2,
1999         1999
----         ----
ASSETS
Current assets:
  Cash and equivalents....................  $ 30,218      $ 17,034
  Marketable securities...................       -          27,921
  Receivables, less allowances of
    $1,100 and $1,107, respectively.......    16,730        16,037
  Inventories (Note 2)....................    44,806        35,330
  Other current assets (including
    deferred income taxes of $8,774)......    10,195         9,961
                                             -------       -------
    Total current assets..................   101,949       106,283
Property, plant and equipment,
  net (Note 3)............................    51,938        51,461
Deferred and other assets (including
  deferred income taxes of $1,296
  and $1,362, respectively)...............     9,552         9,846
                                             -------       -------
Total assets..............................  $163,439      $167,590
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  3,685      $  3,716
  Accounts payable........................    10,049        13,556
  Accrued expenses........................    21,776        24,539
  Income taxes............................     3,449         2,594
                                             -------       -------
    Total current liabilities.............    38,959        44,405
Long-term debt............................    18,082        18,089
Employee benefit plan obligations.........    10,983        10,167
Other long-term liabilities...............     3,277         3,332

Shareowners' equity:
  Common stock (Note 5)...................       557           557
  Additional capital......................    14,283        14,105
  Retained earnings.......................    83,258        81,872
  Loan to ESOP Trust......................    (1,827)       (2,059)
  Accumulated other comprehensive
    loss (Note 7).........................    (4,133)       (2,878)
                                             -------       -------
    Total shareowners' equity.............    92,138        91,597
                                             -------       -------

Total liabilities and shareowners' equity.  $163,439      $167,590
                                            ========      ========

          See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(In thousands, except per share amounts)

                                               Three Months Ended
                                               ------------------
                                             April 3,      April 4,
1999           1998
----          ----

Net sales.................................   $58,014       $56,014

Costs and expenses:
  Cost of sales...........................    42,576        40,834
  Selling and administrative expenses.....     9,759         9,727
  Interest expense........................       326           314
  Other income, net.......................      (166)         (875)
                                              ------        ------
                                              52,495        50,000

Income before income taxes................     5,519         6,014

Income taxes..............................     2,042         2,354
                                              ------        ------

Net income................................   $ 3,477       $ 3,660
                                             =======       =======


Per share data (Note 6):

  Basic earnings per share................   $   .63       $   .63
                                             =======       =======

  Diluted earnings per share..............   $   .59       $   .58
                                             =======       =======


  Dividends per common share..............   $   .17       $   .15
                                             =======       =======


          See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

(In thousands)                                   Three Months Ended
                                                 ------------------
                                               April 3,      April 4,
1999           1998
----           ----
Cash flows from operating activities:
  Net income................................   $ 3,477       $ 3,660
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     1,731         1,786
    (Gain)/loss on disposals of plant
      and equipment.........................       -              (9)
    Changes in assets and liabilities:
      Receivables...........................    (1,052)       (1,505)
      Inventories...........................   (10,872)       (9,383)
      Other assets..........................      (117)         (864)
      Accounts payable and other accrued
        expenses............................    (4,937)       (3,946)
      Employee benefit plan obligations.....       (36)          602
      Other long-term liabilities...........       915            (5)
                                               -------        ------
        Net cash flows from
          operating activities..............   (10,891)       (9,664)
                                               -------        ------

Cash flows from investing activities:
  Additions to plant and equipment..........    (2,529)       (1,679)
  Proceeds from sale of plant and
    equipment...............................       -              10
  Proceeds from maturities of marketable
    securities .............................    27,921        16,766
                                                ------        ------
     Net cash flows from
      investing activities..................    25,392        15,097
                                                ------        ------

Cash flows from financing activities:
  Repayment of long-term debt...............       -              (7)
  Borrowing on line of credit...............       366           -
  Repayment of line of credit...............      (174)         (174)
  Proceeds from issuance of common stock....       401         1,484
  Purchase of common stock..................    (1,043)       (1,728)
  Proceeds/(reduction) from stock
    subscriptions...........................      (324)          352
  Reduction of loan from ESOP Trust.........       232           233
  Dividends paid............................      (948)         (881)
                                                ------         -----
    Net cash flows from
      financing activities..................    (1,490)         (721)
                                                ------         -----

Effect of exchange rate changes on cash.....       173           106
                                                ------        ------
Net change in cash and equivalents..........    13,184         4,818
Cash and equivalents at
  beginning of period.......................    17,034        23,191
                                                ------        ------
Cash and equivalents at end of period.......   $30,218       $28,009
                                               =======       =======


          See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ending
January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended January 2, 1999.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                               April 3,    January 2,
                                               1999         1999
                                               ----         ----
Raw Materials........................        $12,714      $12,080
Work in Process......................          5,718        5,281
Finished Goods.......................         35,956       27,439
LIFO Reserve.........................         (9,582)      (9,470)
                                              ------       ------
Total Inventory......................        $44,806      $35,330
                                             =======      =======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In thousands)                               April 3,   January 2,
                                               1999         1999
                                               ----         ----
Land and Buildings...................        $ 21,741     $ 21,889
Machinery and Equipment..............         105,703      104,317
                                              -------      -------
                                              127,444      126,206
Allowance for Depreciation...........          75,506       74,745
                                              -------      -------
                                             $ 51,938     $ 51,461
                                             ========     ========

Note 4:  Tax Rates
------------------
The effective tax rate on income before income taxes in 1999 and 1998 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.

Note 5:  Shareowners' Equity
----------------------------

The Company had 5,572,920 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of April 3, 1999.

During the first quarter of 1999, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 16,500 shares for $1.0 million. All repurchased shares were retired.


Note 6:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:

  (In thousands,                            Three Months Ended
                                            ------------------
  except per share amounts)                 April 3,   April 4,
1999        1998
----        ----
  Numerator:
    Net Income..........................    $3,477      $3,660
                                            ======      ======

  Denominator:

   Basic
     Weighted average common shares.....     5,553       5,818

   Diluted
    Effect of dilutive securities:

      Employee and director incentive
        stock options and awards........       362         491
                                             -----       -----

    Adjusted weighted average common
        shares..........................     5,915       6,309
                                            ======      ======

  Basic earnings per share..............    $  .63      $  .63
                                            ======      ======

  Diluted earnings per share............    $  .59      $  .58
                                            ======      ======

Note 7:  Other Comprehensive Income
-----------------------------------

Comprehensive income is as follows:

(In thousands)                                  Three Months Ended
                                                ------------------
                                               April 3,    April 4,
1999        1998
----        ----

Net income..................................   $ 3,477      $ 3,660
Other comprehensive loss:
  Foreign currency translation adjustments..    (1,255)        (411)
                                                ------       ------

Comprehensive income, net of tax............   $ 2,222      $ 3,249
                                               =======      =======


Accumulated other comprehensive loss consists of the following:

(In thousands)                                 April 3,    January 2,
1999         1999
----         ----
Cumulative translation adjustment...........   $(3,469)     $(2,214)
Minimum pension liability adjustment,
  net of tax................................      (664)        (664)
                                                ------       ------
                                               $(4,133)     $(2,878)
                                               =======      =======

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------


Operations
----------

Net sales for the first quarter of 1999 were $58.0 million, a 3.6 percent increase from 1998 first quarter net sales of $56.0 million. Net sales increased due to higher volume in the submersible water systems motors and changes in the mix of products sold. Net income for the first quarter of 1999 was $3.5 million, or $.59 per diluted share, compared to net income of $3.7 million, or $.58 per diluted share, for the same period a year ago. Since the beginning of 1998 the Company has repurchased approximately 423,000 of its outstanding common shares. Cost of sales as a percentage of net sales for the first quarter of 1999 was 73.4 percent compared to 72.9 percent for the same period in 1998.

Selling and administrative expenses as a percent of net sales for the first quarter of 1999 was 16.8 percent compared to 17.4 percent for the same period in 1998. Interest expense was $0.3 million for both the first quarter of 1999 and 1998. Included in other income, net, for the first quarter of 1999 was $0.5 million of interest income and $0.3 million of foreign currency losses. Interest income was $1.0 million and foreign currency losses were $0.1 million for the same period in 1998. Interest income was attributable to amounts invested principally in short-term US treasury and agency securities.


Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities decreased $14.7 million during the first quarter of 1999. The principal use of cash for operating activities was the typical seasonal increase in inventories. Working capital increased $1.1 million during the first quarter of 1999 and the current ratio was 2.6 and 3.5 at the end of the first quarter of 1999 and 1998, respectively.



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

The Company also instituted an internally managed Year 2000 Plan to identify, test and correct potential Year 2000 problems, including non-information technology systems and impacts from external parties including suppliers, customers, and service providers. The Company's efforts included obtaining vendor certifications, direct inquiry with outside parties, and the performance of internal testing on software products and controls.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES -- The costs incurred by the Company related to the Year 2000 issue were the time spent by employees to address this issue and the costs of replacing certain non-Year 2000 compliant equipment. The total costs to address the Company's Year 2000 issues were not material to the Company's financial position or results of operations.

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

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The 1999 Annual Meeting of Shareholders of the Company was held on     April
16, 1999 for the following purposes: 1) To elect three directors for terms expiring at the 2002 Annual Meeting of Shareholders; 2) To approve an amendment to the Restated Certificate of Incorporation with respect to Preferred Stock; and 3) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the 1999 fiscal year.

The results were:

1) Nominees for Director            For         Withhold Authority
   ---------------------            ---         ------------------

   John B. Lindsay               5,122,570           14,569
   Juris Vikmanis                5,123,983           13,156
   Howard B. Witt                5,123,677           13,462


                                          For      Against     Abstain
                                          ---      -------     -------
2)  Amendment to the Restated
     Certificate of Incorporation
     with respect to Preferred
     Stock                          3,822,129      673,989      55,648


3) Ratification of
    Deloitte & Touche LLP           5,128,169        1,685       7,285


Total shares represented at the Annual Meeting in person or by proxy were 5,137,139 of a total of 5,577,620 shares outstanding. This represented 92.1 percent of Company common stock and constituted a quorum. Total broker non-votes related to the amendment to the Restated Certificate of Incorporation with respect to Preferred Stock were 585,373 shares.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)  Exhibits (Filed with this quarterly report)

         3(i) Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc.

         3(ii) Amended and Restated By-Laws of Franklin Electric Co., Inc.

   (b)  Reports on Form 8-K

         During the first quarter ended April 3, 1999, a Form 8-K was filed by the Company dated January 6, 1999, to report the purchase of certain operating and intangible assets from the Marley Company, a wholly-owned subsidiary of United Dominion Industries, Inc.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant




Date  May 11, 1999              By  /s/ William H. Lawson
      ---------------------         ---------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date  May 11, 1999              By  /s/ Gregg C. Sengstack
      ---------------------         ---------------------------
                                    Gregg C. Sengstack, Vice
                                    President and Chief Financial
                                    Officer (Principal Financial
                                    and Accounting Officer)



























5