Form 10-Q
period 1999-07-03
FRANKLIN ELECTRIC CO INC
filed 1999-08-02
CIK 38725

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  _________

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 3, 1999
                                               ------------

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

              YES   X                                 NO
                  -----                                  ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING AT
          CLASS OF COMMON STOCK                   July 29, 1999
          ---------------------                   -------------
              $.10 par value                    5,577,520 shares

                           FRANKLIN ELECTRIC CO., INC.

                                    Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of July 3, 1999 (Unaudited)
            and January 2, 1999 (Unaudited)...............     3

            Condensed Consolidated Statements of
            Income for the Second Quarter and First
            Half ended July 3, 1999 (Unaudited) and
 July 4, 1998 (Unaudited)......................    4

            Condensed Consolidated Statements
            Of Cash Flows for the First Half
            Ended July 3, 1999 (Unaudited) and
 July 4, 1998 (Unaudited)......................    5

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)..............   6-8

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations.........................  9-11



PART II.    OTHER INFORMATION
-----------------------------

   Item 5.  Other Information.............................    11

   Item 6.  Exhibits and Reports on Form 8-K..............    11



Signatures................................................    12
----------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         FRANKLIN ELECTRIC CO., INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(In thousands)                                July 3,    January 2,
                                               1999         1999
                                               ----         ----
ASSETS
Current assets:
  Cash and equivalents....................  $ 22,695      $ 17,034
  Marketable securities...................     8,785        27,921
  Receivables, less allowances of
    $1,109 and $1,107, respectively.......    20,377        16,037
  Inventories (Note 2)....................    47,030        35,330
  Other current assets (including
    deferred income taxes of $8,761
    and $8,774, respectively).............    10,046         9,961
                                            --------      --------
    Total current assets..................   108,933       106,283
Property, plant and equipment,
  net (Note 3)............................    51,738        51,461
Deferred and other assets (including
  deferred income taxes of $1,293
  and $1,362, respectively)...............     9,355         9,846
                                            --------      --------
Total assets..............................  $170,026      $167,590
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  3,372      $  3,716
  Accounts payable........................    10,197        13,556
  Accrued expenses........................    24,418        24,539
  Income taxes............................     3,527         2,594
                                            --------      --------
    Total current liabilities.............    41,514        44,405
Long-term debt............................    18,069        18,089
Employee benefit plan obligations.........    11,818        10,167
Other long-term liabilities...............     3,233         3,332

Shareowners' equity:
  Common stock (Note 5)...................       555           557
  Additional capital......................    14,402        14,105
  Retained earnings.......................    86,851        81,872
  Loan to ESOP Trust......................    (1,827)       (2,059)
  Accumulated other comprehensive
    loss (Note 7).........................    (4,589)       (2,878)
                                            --------      --------
Total shareowners' equity.................    95,392        91,597
                                            --------      --------

Total liabilities and shareowners' equity.  $170,026      $167,590
                                            ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

(In thousands, except per share amounts)

                                        Second Qtr. Ended  First Half Ended
                                        -----------------  ----------------
                                        July 3,   July 4,  July 3,   July 4,
                                          1999      1998     1999      1998
                                          ----      ----     ----      ----

Net sales.............................. $74,595  $67,907  $132,609  $123,921

Costs and expenses:
  Cost of sales........................  53,071   47,484    95,647    88,318
  Selling and administrative expenses..  10,586   11,197    20,345    20,924
  Interest expense.....................     326      321       652       635
  Other income, net....................    (513)    (889)     (679)   (1,764)
                                        -------  -------   -------   -------
                                         63,470   58,113   115,965   108,113

Income before income taxes.............  11,125    9,794    16,644    15,808

Income taxes...........................   4,117    3,799     6,159     6,153
                                        -------  -------  --------  --------

Net income............................. $ 7,008  $ 5,995  $ 10,485  $  9,655
                                        =======  =======  ========  ========


Per share data (Note 6):

  Net income per common share.......... $  1.26  $  1.02  $   1.89  $   1.65
                                        =======  =======  ========  ========

  Net income per common share,
    assuming dilution.................. $  1.19  $   .95  $   1.78  $   1.53
                                        =======  =======  ========  ========


  Dividends per common share........... $   .20  $   .17  $    .37  $    .32
                                        =======  =======  ========  ========



            See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In thousands)                                     First Half Ended
                                                   ----------------
                                                July 3,       July 4,
                                                 1999          1998
                                                 ----          ----
Cash flows from operating activities:
  Net income................................   $10,485       $ 9,655
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     3,644         3,385
    (Gain)/loss on disposals of plant
      and equipment.........................        45           (39)
    Changes in assets and liabilities:
      Receivables...........................    (4,905)       (2,030)
      Inventories...........................   (13,335)      (13,029)
      Other assets..........................        53          (979)
      Accounts payable and other accrued
        expenses............................    (2,125)       (5,122)
      Employee benefit plan obligations.....     1,808         1,206
      Other long-term liabilities...........       (70)         (128)
                                               -------       -------
        Net cash flows from
          operating activities..............    (4,400)       (7,081)
                                               -------       -------

Cash flows from investing activities:
  Additions to plant and equipment..........    (4,121)       (3,534)
  Proceeds from sale of plant and
    equipment...............................         2            51
  Purchase of marketable securities.........    (8,785)          -
  Proceeds from maturities of marketable
    securities .............................    27,921        22,513
                                               -------       -------
     Net cash flows from
      investing activities..................    15,017        19,030
                                               -------       -------

Cash flows from financing activities:
  Repayment of long-term debt...............        (9)          (58)
  Borrowing on line of credit...............       362         2,496
  Repayment of line of credit...............      (362)         (172)
  Proceeds from issuance of common stock....       522         2,072
  Purchase of common stock..................    (3,350)       (3,772)
  Proceeds/(reduction) from stock
    subscriptions...........................      (324)          352
  Reduction of loan from ESOP Trust.........       232           233
  Dividends paid............................    (2,061)       (1,880)
                                               -------       -------
    Net cash flows from
      financing activities..................    (4,990)         (729)
                                               -------       -------

Effect of exchange rate changes on cash.....        34          (324)
                                               -------       -------
Net change in cash and equivalents..........     5,661        10,896
Cash and equivalents at beginning of period.    17,034        23,191
                                               -------       -------
Cash and equivalents at end of period.......   $22,695       $34,087
                                               =======       =======

            See Notes to Condensed Consolidated Financial Statements.

                        FRANKLIN ELECTRIC CO., INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first half ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended January 2, 1999.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                                July 3,    January 2,
                                               1999         1999
                                               ----         ----
Raw Materials........................        $12,492      $12,080
Work in Process......................          5,284        5,281
Finished Goods.......................         38,948       27,439
LIFO Reserve.........................         (9,694)      (9,470)
                                             -------      -------
Total Inventory......................        $47,030      $35,330
                                             =======      =======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In thousands)                                July 3,    January 2,
                                               1999         1999
                                               ----         ----
Land and Building....................       $ 21,762     $ 21,889
Machinery and Equipment..............        106,559      104,317
                                            --------     --------
                                             128,321      126,206
Allowance for Depreciation...........         76,583       74,745
                                            --------     --------
                                            $ 51,738     $ 51,461
                                            ========     ========

Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 1999 and 1998 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.


Note 5:  Shareowners' Equity
----------------------------

The Company had 5,550,520 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of July 3, 1999.

During the second quarter of 1999, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 36,400 shares for $2.3 million. All repurchased shares were retired.


Note 6:  Earnings Per Share
---------------------------
Following is the computation of basic and diluted earnings per share:


(In thousands, except                 Second Qtr. Ended  First Half Ended
per share amounts)                    -----------------  ----------------
                                       July 3,  July 4,   July 3,  July 4,
                                        1999     1998      1999     1998
                                        ----     ----      ----     ----

  Numerator:
    Net Income.....................    $7,008   $5,995    $10,485  $ 9,655
                                       ======   ======    =======  =======

  Denominator:

   Basic
   -----
    Weighted average common
      shares.......................     5,560    5,851      5,557    5,835

   Diluted
   -------
    Effect of dilutive securities:

      Employee and director
        incentive stock options
        and awards.................       326      463        344      476
                                       ------   ------    -------  -------

    Adjusted weighted average
      common shares................     5,886    6,314      5,901    6,311
                                       ======   ======    =======  =======

  Basic earnings per share.........    $ 1.26   $ 1.02    $  1.89  $  1.65
                                       ======   ======    =======  =======

  Diluted earnings per share.......    $ 1.19   $  .95    $  1.78  $  1.53
                                       ======   ======    =======  =======

Note 7:  Other Comprehensive Income
-----------------------------------

Comprehensive income is as follows:

(In thousands)                        Second Qtr. Ended   First Half Ended
                                      -----------------   ----------------
                                       July 3,  July 4,   July 3,  July 4,
                                        1999     1998      1999     1998
                                        ----     ----      ----     ----

Net income.........................    $7,008   $5,995    $10,485  $ 9,655
Other comprehensive loss:
  Foreign currency translation
   adjustments.....................      (456)     153     (1,711)    (258)
                                       ------   ------    -------  -------

Comprehensive income, net of tax...    $6,552   $6,148    $ 8,774  $ 9,397
                                       ======   ======    =======  =======


Accumulated other comprehensive loss consists of the following:

(In thousands)                                  July 3,    January 2,
                                                 1999         1999
                                                 ----         ----
Cumulative translation adjustment...........   $(3,925)     $(2,214)
Minimum pension liability adjustment,
  net of tax................................      (664)        (664)
                                               -------      -------
                                               $(4,589)     $(2,878)
                                               =======      =======

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------


Operations
----------
Net sales for the second quarter of 1999 were $74.6 million, a 9.9 percent increase from 1998 second quarter net sales of $67.9 million. Year to date 1999 net sales were $132.6 million, up 7.0 percent from year to date 1998 net sales of $123.9 million. The improvements are primarily a result of higher volume in the submersible water systems motors and changes in the mix of products sold.

Cost of sales as a percent of net sales for the second quarter of 1999 was
71.1 percent, an increase from 69.9 percent for the same period in 1998. Cost of sales as a percent of net sales for the year to date 1999 was 72.1 percent, an increase from 71.3 percent for the same period in 1998. Both the quarter and year to date cost of sales as a percent of net sales increased primarily as a result of higher employee compensation, depreciation, and costs associated with new product development and other projects.

Net income for the second quarter of 1999 was $7.0 million, or $1.19 per diluted share, a 16.7 percent increase compared to net income of $6.0 million, or $.95 per diluted share, for the same period in 1998. Year to date 1999 net income was $10.5 million, or $1.78 per diluted share, an 8.2 percent increase compared to year to date 1998 net income of $9.7 million, or $1.53 per diluted share.

Selling and administrative expenses as a percent of net sales for the second quarter of 1999 was 14.2 percent compared to 16.5 percent for the same period in 1998. Selling and administrative expenses as a percent of net sales for the year to date 1999 was 15.3 percent compared to 16.9 percent for the year to date 1998. The improvements were primarily due to lower costs associated with employee stock awards, employee insurance and systems expenses. This decrease was partially offset by higher marketing and selling expenses in support of increased sales volume.

Included in other income, net for the second quarter of 1999 was $.4 million of interest income and $.3 of foreign currency losses compared to $.8 million of interest income and $.1 of foreign currency gains for the second quarter of 1998. Included in other income, net for the year to date 1999 was $.9 million of interest income and $.6 million of foreign currency losses compared to $1.8 million of interest income and $.1 million of foreign currency losses for the same period in 1998. Interest income was attributable to amounts invested principally in short-term US treasury and agency securities.


Capital Resources and Liquidity
-------------------------------
Cash, cash equivalents and marketable securities decreased $13.5 million during the first half of 1999. The principal use of cash for operating activities was the typical seasonal increase in inventories. Working capital increased $5.5 million during the first half of 1999 and the current ratio was
2.6 and 2.4 at July 3, 1999, and January 2, 1999, respectively.

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

THE COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES -- The costs incurred by the Company related to the Year 2000 issue were the time spent by employees to address this issue and the costs of replacing certain non-Year 2000 compliant equipment. The total costs to address the Company's Year 2000 issues were not material to the Company's financial position or results of operations.

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

THE COMPANY'S CONTINGENCY PLANS - The company has completed contingency plans that address recovery of its critical information systems. Ongoing updates to these plans will continue throughout 1999, and will consider the Company's ability to perform certain processes manually, repair or obtain replacement systems, change suppliers and/or service providers, and work around affected operations.

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


Item 5.  Other Information
--------------------------

In October 1998, the Board of Directors of Franklin Electric Co., Inc. (the "Company") authorized the repurchase of up to 500,000 shares of the Company's Common Stock in open market or privately negotiated transactions at such times and such prices as determined by the Company.

During the second quarter of 1999, the Company repurchased, in the open market and through private transactions, a total of 36,400 shares of its Common Stock for $2.3 million. All repurchased shares were retired.

On July 23, 1999, the Company purchased 130,000 shares of Common Stock in a privately negotiated transaction at a purchase price of $71.50 per share. All repurchased shares were retired. The Company has remaining authority to purchase an additional 296,000 shares under its stock repurchase program.


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



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant




Date July 30, 1999              By  /s/ William H. Lawson
     ---------------------          ------------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date July 30, 1999              By  /s/ Gregg C. Sengstack
     ---------------------          ------------------------------
                                    Gregg C. Sengstack, Vice
                                    President and Chief Financial
                                    Officer (Principal Financial
                                    and Accounting Officer)

5