Form 10-Q
period 1999-09-02
FRANKLIN ELECTRIC CO INC
filed 1999-11-10
CIK 38725

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   _________

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1999
                                                ---------------

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

               YES   X                                NO
                    -----                                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
            CLASS OF COMMON STOCK                   NOVEMBER 8, 1999
            ---------------------                   ----------------
                 $.10 PAR VALUE                     5,437,220 shares

                             FRANKLIN ELECTRIC CO., INC.

                                       Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of October 2, 1999 (Unaudited)
            and January 2, 1999 (Unaudited)...............     3

            Condensed Consolidated Statements of
            Income for the Third Quarter and Nine Months
            Ended October 2, 1999 (Unaudited) and
October 3, 1998 (Unaudited)...................     4

            Condensed Consolidated Statements
            of Cash Flows for the Nine Months
            Ended October 2, 1999 (Unaudited) and
October 3, 1998 (Unaudited)...................     5

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)..............   6-8

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations.........................  9-11



PART II.    OTHER INFORMATION
-----------------------------

   Item 5.  Other Information.............................    11

   Item 6.  Exhibits and Reports on Form 8-K..............    11



Signatures................................................    12
----------

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                           FRANKLIN ELECTRIC CO., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
(In thousands)                              October 2,    January 2,
                                               1999         1999
                                               ----         ----

ASSETS
Current assets:
  Cash and equivalents....................  $  7,604      $ 17,034
  Marketable securities...................    27,692        27,921
  Receivables, less allowances of
    $1,169 and $1,107, respectively.......    18,463        16,037
  Inventories (Note 2)....................    42,331        35,330
  Other current assets (including
    deferred income taxes of $8,826
    and $8,774, respectively).............    10,631         9,961
                                            --------      --------
    Total current assets..................   106,721       106,283
Property, plant and equipment,
  net (Note 3)............................    53,749        51,461
Deferred and other assets (including
  deferred income taxes of $1,293
  and $1,362, respectively)...............     8,864         9,846
                                            --------      --------
Total assets..............................  $169,334      $167,590
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  3,485      $  3,716
  Accounts payable........................    14,843        13,556
  Accrued expenses........................    24,707        24,539
  Income taxes............................     2,951         2,594
                                            --------      --------
    Total current liabilities.............    45,986        44,405
Long-term debt............................    18,072        18,089
Employee benefit plan obligations.........    12,155        10,167
Other long-term liabilities...............     3,339         3,332

Shareowners' equity:
  Common stock (Note 5)...................       544           557
  Additional capital......................    15,635        14,105
  Retained earnings.......................    79,343        81,872
  Loan to ESOP Trust......................    (1,827)       (2,059)
  Accumulated other comprehensive
    loss (Note 7).........................    (3,913)       (2,878)
                                            --------      --------
    Total shareowners' equity.............    89,782        91,597
                                            --------      --------

Total liabilities and shareowners' equity.  $169,334      $167,590
                                            ========      ========
              See Notes to Condensed Consolidated Financial Statements.

                              FRANKLIN ELECTRIC CO., INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

(In thousands, except per share amounts)

                                        Third Qtr. Ended   Nine Months Ended
                                        ----------------   -----------------
                                         Oct 2,   Oct 3,    Oct 2,    Oct 3,
                                          1999     1998      1999      1998
                                          ----     ----      ----      ----

Net sales.............................. $81,795  $75,230  $214,404  $199,151

Costs and expenses:
  Cost of sales........................  58,734   53,627   154,381   141,945
  Selling and administrative expenses..  10,562   10,658    30,907    31,582
  Interest expense.....................     327      366       979     1,001
  Other income, net....................    (555)    (778)   (1,234)   (2,542)
                                        -------  -------  --------  --------
                                         69,068   63,873   185,033   171,986

Income before income taxes.............  12,727   11,357    29,371    27,165

Income taxes...........................   4,609    4,350    10,768    10,503
                                        -------  -------  --------  --------

Net income............................. $ 8,118  $ 7,007  $ 18,603  $ 16,662
                                        =======  =======  ========  ========


Per share data (Note 6):

  Net income per common share.......... $  1.49  $  1.22  $   3.37  $   2.87
                                        =======  =======  ========  ========

  Net income per common share,
    assuming dilution.................. $  1.40  $  1.14  $   3.17  $   2.67
                                        =======  =======  ========  ========


  Dividends per common share........... $   .20  $   .17  $    .57  $    .49
                                        =======  =======  ========  ========



              See Notes to Condensed Consolidated Financial Statements.

                           FRANKLIN ELECTRIC CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)                                    Nine Months Ended
                                                  -----------------
                                                Oct 2,        Oct 3,
                                                 1999          1998
                                                 ----          ----

Cash flows from operating activities:
  Net income................................   $18,603       $16,662
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     6,017         4,818
    (Gain)/loss on disposals of plant
      and equipment.........................        46           (31)
    Changes in assets and liabilities:
      Receivables...........................    (2,719)        2,135
      Inventories...........................    (8,432)       (7,263)
      Other assets..........................      (628)       (1,144)
      Accounts payable and other accrued
        expenses............................     2,423         2,928
      Employee benefit plan obligations.....     2,094         1,780
      Other long-term liabilities...........        27            18
                                               -------       -------
        Net cash flows from
          operating activities..............    17,431        19,903
                                               -------       -------

Cash flows from investing activities:
  Additions to plant and equipment..........    (7,992)       (7,054)
  Proceeds from sale of plant and
    equipment...............................        54            51
  Purchase of marketable securities.........   (27,692)      (24,761)
  Proceeds from maturities of marketable
    securities .............................    27,921        42,195
                                               -------       -------
     Net cash flows from
      investing activities..................    (7,709)       10,431
                                               -------       -------

Cash flows from financing activities:
  Repayment of long-term debt...............        (9)          (68)
  Borrowing on line of credit...............       362         2,657
  Repayment of line of credit...............      (362)         (161)
  Proceeds from issuance of common stock....     1,763         2,130
  Purchase of common stock..................   (17,908)      (25,324)
  Proceeds/(reduction) from stock
    subscriptions...........................      (324)          352
  Reduction of loan from ESOP Trust.........       232           233
  Dividends paid............................    (3,151)       (2,861)
                                               -------       -------
    Net cash flows from
      financing activities..................   (19,397)      (23,042)
                                               -------       -------

Effect of exchange rate changes on cash.....       246          (100)
                                               -------       -------
Net change in cash and equivalents..........    (9,429)        7,192
Cash and equivalents at beginning of period.    17,034        23,191
                                               -------       -------
Cash and equivalents at end of period.......   $ 7,605       $30,383
                                               =======       =======

            See Notes to Condensed Consolidated Financial Statements.

                              FRANKLIN ELECTRIC CO., INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended January 2, 1999.

Note 2:  Inventories
--------------------

Inventories consist of the following:
(In thousands)                                Oct 2,     January 2,
                                               1999         1999
                                               ----         ----
Raw Materials........................        $13,111      $12,080
Work in Process......................          5,997        5,281
Finished Goods.......................         33,265       27,439
LIFO Reserve.........................        (10,042)      (9,470)
                                             -------      -------
Total Inventory......................        $42,331      $35,330
                                             =======      =======

Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:
(In thousands)                                Oct 2,     January 2,
                                               1999         1999
                                               ----         ----
Land and Building....................       $ 21,938     $ 21,889
Machinery and Equipment..............        110,567      104,317
                                            --------     --------
                                             132,505      126,206
Allowance for Depreciation...........         78,756       74,745
                                            --------     --------
                                            $ 53,749     $ 51,461
                                            ========     ========


Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 1999 and 1998 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.

Note 5:  Shareowners' Equity
----------------------------

The Company had 5,440,520 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of October 2, 1999.

During the third quarter of 1999, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 203,300 shares for $14.6 million. All repurchased shares were retired.


Note 6:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:


(In thousands, except                 Third Qtr. Ended  Nine Months Ended
per share amounts)                    ----------------  -----------------
                                       Oct 2,   Oct 3,    Oct 2,   Oct 3,
                                        1999     1998      1999     1998
                                        ----     ----      ----     ----

  Numerator:
    Net Income.....................    $8,118   $7,007    $18,603  $16,662
                                       ======   ======    =======  =======

  Denominator:

   Basic
   -----
    Weighted average common
      shares.......................     5,466    5,724      5,532    5,798

   Diluted
   -------
    Effect of dilutive securities:

      Employee and director
        incentive stock options
        and awards.................       330      405        333      453
                                       ------   ------    -------  -------

    Adjusted weighted average
      common shares................     5,796    6,129      5,865    6,251
                                       ======   ======    =======  =======

  Basic earnings per share.........    $ 1.49   $ 1.22    $  3.37  $  2.87
                                       ======   ======    =======  =======

  Diluted earnings per share.......    $ 1.40   $ 1.14    $  3.17  $  2.67
                                       ======   ======    =======  =======

Note 7:  Other Comprehensive Income
-----------------------------------

Comprehensive income is as follows:

(In thousands)                         Third Qtr. Ended   Nine Months Ended
                                       ----------------   -----------------
                                       Oct 2,   Oct 3,    Oct 2,   Oct 3,
                                        1999     1998      1999     1998
                                        ----     ----      ----     ----

Net income.........................    $8,118   $7,007    $18,603  $16,662
Other comprehensive loss:
  Foreign currency translation
   adjustments.....................       676     (353)    (1,035)    (611)
                                       ------   ------    -------  -------

Comprehensive income, net of tax...    $8,794   $6,654    $17,568  $16,051
                                       ======   ======    =======  =======


Accumulated other comprehensive loss consists of the following:

(In thousands)                                  Oct 2,     January 2,
                                                 1999         1999
                                                 ----         ----
Cumulative translation adjustment...........   $(3,249)     $(2,214)
Minimum pension liability adjustment,
  net of tax................................      (664)        (664)
                                               -------      -------
                                               $(3,913)     $(2,878)
                                               =======      =======

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------


Operations
----------
Net sales for the third quarter of 1999 were $81.8 million, an 8.8 percent increase from 1998 third quarter net sales of $75.2 million. Year to date 1999 net sales were $214.4 million, up 7.6 percent from year to date 1998 net sales of $199.2 million. The improvements are primarily a result of higher volume in the submersible water systems motors and changes in the mix of products sold.

Cost of sales as a percent of net sales for the third quarter of 1999 was 71.8 percent, an increase from 71.3 percent for the same period in 1998. Cost of sales as a percent of net sales for the year to date 1999 was 72.0 percent, an increase from 71.3 percent for the same period in 1998. Both the quarter and year to date cost of sales as a percent of net sales increased primarily as a result of higher employee compensation, depreciation, and other project costs needed to support the increased sales volume.

Net income for the third quarter of 1999 was $8.1 million, or $1.40 per diluted share, a 15.7 percent increase compared to net income of $7.0 million, or $1.14 per diluted share, for the same period in 1998. Year to date 1999 net income was $18.6 million, or $3.17 per diluted share, an 11.4 percent increase compared to year to date 1998 net income of $16.7 million, or $2.67 per diluted share.

Selling and administrative expenses as a percent of net sales for the third quarter of 1999 was 12.9 percent compared to 14.2 percent for the same period in 1998. The third quarter decrease was a direct result of controlling selling and administrative expenses while increasing net sales. Selling and administrative expenses as a percent of net sales for the year to date 1999 was 14.4 percent compared to 15.9 percent for the year to date 1998. The year to date improvements were primarily due to lower costs associated with employee stock awards, employee insurance and systems expenses. This decrease was partially offset by higher marketing and selling expenses in support of increased sales volume.

Included in other income, net for the third quarter of 1999 was $.5 million of interest income and $.1 of foreign currency gains compared to $.9 million of interest income and $.1 of foreign currency losses for the third quarter of 1998. Included in other income, net for the year to date 1999 was $1.3 million of interest income and $.5 million of foreign currency losses compared to $2.7 million of interest income and $.1 million of foreign currency losses for the same period in 1998. Interest income was attributable to amounts invested principally in short-term US treasury and agency securities.


Capital Resources and Liquidity
-------------------------------
Cash, cash equivalents and marketable securities decreased $9.7 million during the first nine months of 1999. The principal use of cash was for the repurchase of the Company's common stock. Working capital decreased $1.1 million during the first nine months of 1999 and the current ratio was 2.3 and
2.4 at October 2, 1999, and January 2, 1999, respectively.

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

During the third quarter of 1999, the Company repurchased, in the open market and through private transactions, a total of 203,300 shares of its Common Stock for $14.6 million. All repurchased shares were retired.

The Company has remaining authority to purchase an additional 222,800 shares under its stock repurchase program.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)  Exhibits (Filed with this quarterly report)

         None.

   (b)  Reports on Form 8-K

A Form 8-K was filed by the Company dated September 9, 1999, to report the Company's repurchase of 70,000 shares of its common stock.

   (c)  Reports on Form 8-K

A Form 8-K was filed by the Company dated October 15, 1999, to report the Board of Directors' adoption of a New Rights Agreement.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant




Date November 9, 1999              By  /s/ William H. Lawson
     -------------------------        ----------------------
                                      William H. Lawson, Chairman
                                      and Chief Executive Officer
                                      (Principal Executive Officer)



Date November 9, 1999              By  /s/ Gregg C. Sengstack
     -------------------------        -----------------------
                                      Gregg C. Sengstack, Vice
                                      President and Chief Financial
                                      Officer (Principal Financial
                                      and Accounting Officer)

5