Form 10-K405
period 2000-01-01
FRANKLIN ELECTRIC CO INC
filed 2000-02-17
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K
                               ---------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 11, 2000 was $304,342,171. The stock price used in the computation was the last sales price on that date.


    Number of shares of common stock outstanding at February 11, 2000:

                               5,441,020 shares
                               ----------------

                    DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2000 (Part III).

The exhibits filed with this Form 10-K are listed in the exhibit index located on pages 38-39.

                             TABLE OF CONTENTS

                                                                 Page
Part I

     Item 1.   Business........................................  4-5
     Item 2.   Properties......................................  6
     Item 3.   Legal Proceedings...............................  6
     Item 4.   Submission of Matters to a Vote of
               Security Holders................................  6
               Supplemental Item - Executive
               Officers of the Registrant......................  7

Part II

     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters.................  7
     Item 6.   Selected Financial Data.........................  8
     Item 7.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations......................................  9-11
     Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk ....................................  11
     Item 8.   Financial Statements and Supplementary Data.....  12-33
     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure..........  34

Part III

     Item 10.  Directors and Executive Officers
               of the Registrant...............................  34
     Item 11.  Executive Compensation..........................  34
     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management................  34
     Item 13.  Certain Relationships and Related
               Transactions....................................  34

Part IV

     Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K.........................  35-36

Signatures     ................................................  37

Exhibit Index  ................................................  38-39

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

ITT Industries, Inc., a customer of the Company, accounted for 15.3 percent,
14.0 percent and 12.4 percent of the Company's consolidated sales in 1999, 1998, and 1997, respectively.

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

The Company employed 2,581 persons at the end of 1999.


Segment and Geographic Information
----------------------------------

Segment and geographic information is included within this Form 10-K at page 30-31.

Research and Development
------------------------

The Company spent approximately $5.3 million in 1999, $4.7 million in 1998 and $5.1 million in 1997 on activities related to the development of new products, on improvements of existing products, manufacturing methods, and on other applied research and development. Included in 1997 is $0.6 million related to research and development activities for Oil Dynamics, Inc., a previously wholly owned subsidiary sold in 1997.

In 1999, development continued on two lines of submersible motors for severe applications, on further expansion into the European motor market, and on development of a line of wastewater and explosion-proof motors. Research continued on new materials and processes designed to achieve higher quality and more cost effective construction of the Company's high volume products.

The Company owns a number of patents. In aggregate, these patents are of material importance in the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.

Backlog
-------

The dollar amount of backlog at the end of 1999 and 1998 was as follows:

                                           (In thousands)
                                         Fiscal Year Ending
                                         ------------------
1999             1998
----             ----

     Backlog.......................   $14,636         $12,097

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, some of which are specifically designed for the customer, but most of which are standard catalog items. Both add-ons and cancellations of catalog items are made without charge to the customer, but charges are generally made on any cancellation of a specifically designed product. All backlog orders are expected to be filled in fiscal 2000.

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

The Company's principal properties are as follows:

                                           Acres        Approximate
     Location                             of Land       Square Feet
     --------                             -------       -----------
Bluffton, Indiana                          35.8           405,660
Siloam Springs, Arkansas                   32.6           240,400
Wilburton, Oklahoma                        30.0           324,940
Jonesboro, Indiana (1)                      -              34,570
Grant County, Indiana                       9.0            24,100
Wittlich, Rhineland, Germany                6.9            76,516
Ten facilities with less
  than 30,000 square feet each (2)          4.0           139,472
                                          -----         ---------

Total                                     118.3         1,245,658
                                          =====         =========

In the Company's opinion, its facilities are suitable for their intended use and are in good condition.

(1)  Leased facility, which expires on April 30, 2001.

(2) Nine of the facilities are leased and in the aggregate have approximately 116,000 square feet.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is defending various claims and legal actions, including environmental matters, which have arisen in the ordinary course of business. The Company has attempted, where possible, to assess the likelihood of an unfavorable outcome to the Company as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and costs are accrued, as required under applicable accounting rules, when an unfavorable outcome is determined to be probable and a reasonable estimate can be made. As a result, the Company had an accrual balance of approximately $1.2 million and $1.3 million at January 1, 2000 and January 2, 1999, respectively, to provide for such actions.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The names, ages and all positions and offices held by the executive officers of the Company are:

                                                             In this
     Name            Age        Positions and Offices    office since
     ----            ---        ---------------------    ------------

William H. Lawson     63     Chairman of the Board and        1985
                             Chief Executive Officer
John B. Lindsay       57     President                        1995
Jess B. Ford          48     Senior Vice President            1999
Peter C. Maske        49     Senior Vice President,           1999
                              Operations
William J. Foreman    63     Vice President                   1995
Donald R. Hobbs       58     Vice President, Submersible      1996
                              Motor Marketing
Thomas A. Miller      50     Vice President, Submersible      1998
                              Motor Engineering
Kirk M. Nevins        56     Vice President, Sales            1995
Gregg C. Sengstack    41     Vice President and
                              Chief Financial Officer         1999

Each officer is elected for a term of one year or until his successor is elected and qualified.

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


                                PART II
                                -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The number of shareowners of record as of February 11, 2000 was 1,180. The Company's stock is traded on NASDAQ National Market: Symbol FELE.

Dividends paid and the price range per common share as quoted in The Wall Street Journal for 1999 and 1998 were as follows:

              DIVIDENDS PER SHARE              PRICE PER SHARE
                  1999  1998              1999                1998
                  ----  ----              ----                ----
                                      Low       High      Low       High
                                      ---       ----      ---       ----
1st Quarter...    $.17  $.15        $59       $70 3/4   $57 3/4   $72 1/2
2nd Quarter...    $.20  $.17        $59 1/2   $67       $63       $72 1/2
3rd Quarter...    $.20  $.17        $64 1/8   $74 7/8   $60 3/4   $67 3/4
4th Quarter...    $.20  $.17        $65 3/8   $73 7/8   $40       $68 1/4

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

FIVE YEAR FINANCIAL SUMMARY
--------------------------------------------------------------------------------------------
FRANKLIN ELECTRIC CO., INC.
(In thousands, except per share amounts)
                                               1999      1998      1997      1996      1995
                                                                   <F1>
--------------------------------------------------------------------------------------------
Operations:
  Net sales.............................   $293,236  $272,533  $303,298  $300,689  $276,440
  Gross profit..........................     84,171    79,955    85,533    79,214    65,471
  Gain on sale of subsidiary............        -         -       3,500       -         -
  Interest expense......................      1,317     1,364     1,435     1,308     2,128
  Income taxes .........................     15,591    15,237    15,004    11,827     8,777
  Net income............................     26,805    24,784    25,505    21,510    15,502
  Net income available to common shares.     26,805    24,784    25,505    21,510    15,502
  Depreciation and amortization.........      7,460     6,687     7,628     8,389     8,890
  Capital expenditures..................     13,691    24,601     8,598     6,235     6,111
Balance sheet:
  Working capital.......................     56,886    61,878    87,973    89,471    69,267
  Property, plant and equipment, net....     57,047    51,461    32,357    40,097    41,670
  Total assets..........................    176,101   167,590   163,110   172,959   153,357
  Long-term debt........................     17,057    18,089    19,163    20,276    20,171
  Shareowners' equity...................   $ 96,293  $ 91,597  $ 92,841  $ 99,823  $ 80,557
Other data:
  % Net income to sales.................       9.1%      9.1%      8.4%      7.2%      5.6%
  % Net income to total average assets..      15.6%     15.0%     15.2%     13.2%     10.2%
  Current ratio.........................       2.2       2.4       3.2       3.2       2.7
  Number of common shares outstanding...      5,413     5,574     5,847     6,371     6,254
Per share:
  Market price range
  High..................................   $  74.875 $  72.50  $  64.25  $  45.25  $  34.50
  Low...................................      59.00     40.00     41.25     30.75     28.25
  Net income per weighted-average
    common share........................       4.87      4.32      4.33      3.43      2.51
  Net income per weighted-average
    common share, assuming dilution.....       4.60      4.02      4.01      3.22      2.35
  Book value............................      16.54     14.84     14.58     14.95     12.21
  Cash dividends on common stock........   $   0.77  $   0.66  $   0.57  $   0.46  $   0.38
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS
------------------
Net sales for 1999 were $293.2 million, a 7.6 percent increase from 1998 net sales of $272.5 million. The increased sales resulted primarily from higher volume of submersible water systems motors. This increase was partially offset by lower sales of fractional horsepower motors, gasoline systems product lines and the effects of the strengthening U.S. dollar relative to the South African rand. In 1997 net sales were $303.3 million which included the sales of Oil Dynamics, Inc. (ODI), a previously wholly-owned subsidiary that was sold in October 1997. Net sales in 1998 compared to 1997, excluding ODI, increased 1.4 percent. Net sales for the Company's ongoing operations increased due to higher sales volume of submersible water systems motors and changes in the mix of products sold, offset in part by foreign currency transaction losses due to the strengthening U.S. dollar relative to the German mark and South African rand.

Net income for 1999 was $26.8 million, or $4.60 per diluted share, compared to 1998 net income of $24.8 million, or $4.02 per diluted share. Net income for 1997 was $25.5 million, or $4.01 per diluted share. Net income for 1997 includes the after-tax gain on the sale of ODI of $2.3 million or $.36 per diluted share.

Cost of sales as a percent of net sales for 1999, 1998 and 1997 was 71.3 percent, 70.7 percent and 71.8 percent, respectively. Cost of sales as a percent of sales increased in 1999 primarily as a result of higher employee compensation, increased LIFO inventory quantities, and other project costs needed to support the increased sales volume. The improvements in 1998 were primarily the result of selling ODI and productivity improvements. 1997 cost of sales included ODI.

Selling and administrative expenses as a percent of net sales for 1999, 1998 and 1997 was 14.3 percent, 15.4 percent and 16.2 percent, respectively. The improvements in 1999 were primarily due to lower costs associated with employee stock awards and systems expenses. The improvement in 1998 was primarily the result of selling ODI and lower medical costs.

Included in other income, net for 1999, 1998 and 1997 was interest income of $1.9 million, $3.6 million, and $2.4 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities. Interest expense for 1999, 1998 and 1997 was $1.3 million, $1.4 million, and $1.4 million, respectively. Foreign currency based transactions produced a loss for 1999, 1998 and 1997 of $0.7 million, $0.1 million and $1.0 million, respectively. The foreign currency transaction loss in 1999 was primarily due to the strengthening dollar relative to the German mark and South African rand. The foreign currency transaction loss in 1998 was primarily due to the movement of the U.S. dollar relative to the Mexican peso.
 The foreign currency transaction loss in 1997 was primarily due to the impact of the strengthening dollar on intercompany transactions denominated in German marks and South African rands.

The provision for income taxes in 1999, 1998 and 1997 was $15.6 million, $15.2 million, and $15.0 million, respectively. The effective tax rate for each year differs from the United States statutory rate of 35 percent, principally due to the effects of state and foreign income taxes, net of federal tax benefits.

Inflation has not had a significant effect on the Company's operations or financial condition.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $36.1 million, $31.0 million, and $22.0 million in 1999, 1998 and 1997, respectively. The increases in 1999 and 1998 were primarily related to increases in accounts payable and accrued employee benefit plan obligations. The decrease in 1997 was primarily related to increases in receivables and inventories at ODI from the beginning of the year to the date of the sale of ODI.

Net cash flows used in investing activities were $0.1 million in 1999 and $11.4 million in 1998. Net cash flows provided by investing activities were $9.6 million in 1997. The primary use of cash in 1999 was for additions to plant and equipment. The primary uses of cash in 1998 were for the purchase of certain operating and intangible assets from a motor manufacturer for $17.5 million and additions to plant and equipment. The primary source of cash in 1997 was $34.4 million of proceeds from the sale of ODI offset in part by an increase in purchases of marketable securities and an increase in additions to plant and equipment.

Net cash flows used in financing activities were $26.0 million, $26.1 million, and $31.8 million in 1999, 1998 and 1997, respectively, primarily related to the repurchase of the Company's common stock and the payment of dividends. During 1999, 1998 and 1997, the Company repurchased 288,000, 406,000 and 615,000 shares of its common stock for $20.1 million, $26.0 million and $30.6 million, respectively. The Company paid $4.2 million, $3.8 million and $3.4 million in dividends on the Company's common stock in 1999, 1998 and 1997, respectively. The Company has authority under its Board-approved stock repurchase program to purchase an additional 192,000 shares of its common stock.

Cash, cash equivalents and marketable securities at the end of 1999 were $36.8 million compared to $45.0 million at the end of 1998. Working capital decreased $5.0 million in 1999 and the current ratio of the Company was 2.2 and 2.4 at the end of 1999 and 1998, respectively.

Principal payments on the Company's $20.0 million of unsecured long-term debt began in 1998 and will continue until 2008 when a balloon payment of $10.0 million will fully retire the debt. In January 1996, the Company entered into an unsecured, five-year $40.0 million revolving credit agreement (the "Agreement"). The Agreement, which was amended and restated on December 30, 1997, and extended for one year to 2002, provides for various borrowing rate options and includes a facility fee on the committed amount. Both of the Company's loan agreements contain certain financial covenants with respect to borrowings, fixed charge coverage, working capital, loans or advances, and investments. The Company was in compliance with all debt covenants in 1999 and 1998.

At January 1, 2000, the Company had $4.8 million of commitments for the purchase of machinery and equipment.

During 2000, the Company intends to continue to seek acquisition candidates that are compatible with its existing businesses and that provide leveraged growth potential.

Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet current commitments.

OTHER
-----

Year 2000
--------
Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems may not correctly recognize the year 2000 causing computer applications to fail or to create erroneous results. The Company recognized this as a potential risk and implemented a plan to address the Year 2000 issue. In performing the plan throughout 1998 and 1999, the Company identified, tested and corrected potential Year 2000 problems, assessed potential impacts from outside parties, and developed contingency plans for business interruptions after the date rollover. The costs involved in performing this internally managed plan were not significant to the Company's financial position or results of operations in 1998 and 1999.

Since the date rollover on January 1, 2000, the Company has not experienced any material adverse impacts due to the Year 2000 issue. While the primary risk to the Company with respect to the Year 2000 issue continues to be the inability of external parties to provide goods and services in a timely and accurate manner, to date, the Company is not aware of any such disruption. As a result, the Company does not expect any remaining Year 2000 risks to have a material adverse impact to the Company.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
-----------------------------------------------------------------------------
1995
----
Any forward looking statements contained herein involve risks and uncertainties, including but not limited to, general economic and currency conditions, various conditions specific to the Company's business and industry, market demand, competitive factors, supply constraints, technology factors, government and regulatory actions, the Company's accounting policies, future trends, and other risks which are detailed in Exhibit 99 of this Form 10-K. These risks and uncertainties may cause actual results to differ materially from those indicated by the forward looking statements. Any forward looking statements included in this Form 10-K are based upon information presently available, and the Company assesses its obligation to update any forward-looking information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of intercompany balances utilizing a global netting system and limited use of foreign currency denominated debt. The Company does not use derivative contracts. Interest rate exposure is principally limited to the $9.0 million of marketable U.S. treasury and agency securities owned by the Company at January 1, 2000, and is mitigated by the short-term, generally less than 6 months, nature of these investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
-----------------------------------------------------------------------------
                                             1999        1998         1997
(In thousands, except per share amounts)
-----------------------------------------------------------------------------
Net sales.............................   $293,236    $272,533	     $303,298

Cost of sales (including research
  and development expenses of $5,251,
  $4,700 and $5,058, respectively)....    209,065   	  192,578	      217,765
                                         --------    --------     --------

Gross profit..........................     84,171   	   79,955	       85,533

Selling and administrative expenses...     41,898    	  42,027     	  49,194
                                         --------    --------     --------

Operating income......................     42,273  	    37,928       36,339

Interest expense......................     (1,317)     (1,364	)      (1,435)
Gain on sale of subsidiary (Note 2)...        -           -	          3,500
Other income, net.....................      2,185       3,572        3,137
Foreign exchange loss.................       (745)       (115)	      (1,032)
                                         --------    --------     --------

Income before income taxes............     42,396      40,021	       40,509

Income taxes (Note 5).................     15,591    	  15,237	       15,004
                                         --------    --------     --------

Net income............................   $ 26,805    	$ 24,784	     $ 25,505
                                         ========    ========     ========

Per share data (Note 8):

  Net income per common share.........   $   4.87    $   4.32	     $   4.33
                                         ========    ========     ========

  Net income per common share,
    assuming dilution.................   $   4.60    $   4.02	     $   4.01
                                         ========    ========     ========

  Dividends per common share..........   $    .77    $    .66	     $    .57
                                         ========    ========     ========


              See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
----------------------------------------------------------------------------
ASSETS
                                                    1999        1998
(In thousands)
----------------------------------------------------------------------------
Current assets:
  Cash and equivalents........................  $ 27,844    $ 17,034
  Marketable securities.......................     8,968      27,921
  Receivables (less allowances of $1,333
    and $1,107, respectively).................    17,995      16,037
  Inventories:
    Raw materials.............................    15,749      12,080
    Work-in-process...........................     6,101       5,281
    Finished goods............................    28,239      27,439
    LIFO reserve..............................   (10,372)     (9,470)
                                                --------     -------
                                                  39,717      35,330
  Other current assets (including deferred
    income taxes of $7,934 and $8,774,
    respectively, Note 5).....................     9,719       9,961
                                                --------    --------
      Total current assets....................   104,243     106,283

Property, plant and equipment, at cost:
  Land and buildings..........................    22,145      21,889
  Machinery and equipment.....................   113,452     104,317
                                                --------    --------
                                                 135,597     126,206
    Less allowance for depreciation...........    78,550      74,745
                                                --------    --------
                                                  57,047      51,461
Deferred and other assets (including deferred
   income taxes of $1,530 and $1,362,
   respectively, Note 5)......................    14,811       9,846
                                                --------    --------

Total Assets..................................  $176,101    $167,590
                                                ========    ========



               See Notes to Consolidated Financial Statements

---------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
1999        1998
(In thousands)
---------------------------------------------------------------------------
Current liabilities:
  Current maturities of long-term debt and
    short-term borrowings (Note 6)............   $  1,018   $  3,716
  Accounts payable............................     20,669     13,556
  Accrued expenses (Note 4)...................     23,558     24,539
  Income taxes (Note 5).......................      2,112      2,594
                                                 --------   --------
    Total current liabilities.................     47,357     44,405

Long-term debt (Note 6).......................     17,057     18,089

Employee benefit plan obligations (Note 3)....     11,892     10,167

Other long-term liabilities...................      3,502      3,332

Shareowners' equity (Note 7):
  Common shares outstanding
    5,413 and 5,574, respectively.............        541        557
  Additional capital..........................     17,695     14,105
  Retained earnings...........................     84,242     81,872
  Loan to ESOP Trust (Note 3).................     (1,827)    (2,059)
  Accumulated other comprehensive loss........     (4,358)    (2,878)
                                                 --------   --------
     Total shareowners' equity................     96,293     91,597
                                                 --------   --------

Total Liabilities and Shareowners' Equity.....   $176,101   $167,590
                                                 ========   ========


              See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
-----------------------------------------------------------------------------
                                                1999       1998       1997
(In thousands)
-----------------------------------------------------------------------------

Cash flows from operating activities:
  Net income.................................$26,805   	 $24,784	    $25,505
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Depreciation and amortization............  7,460      6,687	      7,628
    Gain on sale of subsidiary (Note 2)......    -	          -	       (3,500)
    Deferred income taxes....................    672   	  (1,645	)      (919)
    (Gain)/Loss on disposals of plant
      and equipment.......................... 	   110        (41)       273
    Changes in assets and liabilities:
      Receivables............................ (2,560)       753     (2,290)
      Inventories............................ (6,137)	    (4,142	)    (3,069)
      Other assets...........................   (648)  	     (25	)    (1,882)
      Accounts payable and other
        accrued expenses.....................	  7,689      2,216	         11
      Employee benefit plan obligations......  2,506      2,176      1,093
      Other long-term liabilities............    203	        247       (846)
                                             -------    -------    -------
Net cash flows from operating activities..... 36,100	     31,010	     22,004
                                             -------    -------    -------

Cash flows from investing activities:
  Additions to plant and equipment...........(13,691)   (24,601	)    (8,598)
  Proceeds from sale of plant and equipment..     68         61	      1,163
  Proceeds from sale of subsidiary (Note 2)..    -          -	       34,402
Transferred cash of subsidiary...............    -          	-         (535)
  Additions to deferred assets............... (5,412)    (7,395)       -
  Purchases of marketable securities.........(27,692)	   (48,608	)   (64,521)
  Proceeds from maturities of marketable
    securities............................... 46,645	     69,184	     47,648
                                             -------    -------    -------
Net cash flows from investing activities.....    (82)	   (11,359	)     9,559
                                             -------    -------    -------

Cash flows from financing activities:
  Repayment of long-term debt (Note 6)....... (1,019)    (1,079)       (79)
  Borrowing on line of credit................    362      2,678        186
  Repayment of line of credit................ (2,794)  	    (271)       -
  Proceeds from issuance of common stock.....  1,899      1,778	      1,781
  Purchases of common stock (Note 7).........(20,124) 	  (25,995	)   (30,649)
  Proceeds/(Reductions) from stock
    subscriptions............................   (324)       352	        100
  Reduction of loan to ESOP Trust............	    232        233	        232
  Dividends paid............................. (4,239)	    (3,811	)    (3,371)
                                             -------    -------    -------
Net cash flows from financing activities.....(26,007)	   (26,115	)   (31,800)
                                             -------    -------    -------

Effect of exchange rate changes on cash......    799	        307	        460
                                             -------    -------    -------

Net change in cash and equivalents........... 10,810    	 (6,157)       223
Cash and equivalents at beginning of year.... 17,034	     23,191	     22,968
                                             -------    -------    -------
Cash and equivalents at end of year..........$27,844	    $17,034	    $23,191
                                             =======    =======    =======

Cash paid during 1999, 1998, and 1997 for interest was $1.4 million for each year, respectively. Also, cash paid during 1999, 1998 and 1997 for income taxes was $15.4 million, $18.8 million and $15.2 million, respectively.


             See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share amounts)
                                                                                                        Accumulated
                                       Common                                                Loan to      Other
                                       Shares     Common  Additional  Retained    Stock       ESOP     Comprehensive  Comprehensive
                                     Outstanding   Stock   Capital    Earnings   Subscrip.    Trust    Income (Loss)      Income
                                     -----------   -----   -------    --------   --------     -----    -------------      ------
Balance year end 1996..............   6,371,029    $638    $ 7,613    $95,961     $  (997)  $(2,524)    $  (868)
Net income.........................                                    25,505                                            $25,505
 Currency translation adjustment...                                                                      (1,769)          (1,769)
 Pension liability adjustment......                                                                           7                7
                                                                                                                         -------
  Comprehensive income, net of tax.                                                                                      $23,743
                                                                                                                         =======
Dividends on common stock..........                                    (3,371)
Common stock issued................      91,404       9      1,772
Common stock repurchased...........    (615,600)    (62)              (30,587)
Proceeds from stock subscriptions..                                                   100
Stock subscription amortization
  and adjustment...................                            910                    272
Loan payment from ESOP.............                                                             232
                                      ---------    ----    -------    -------     -------   -------    -------
Balance year end 1997..............   5,846,833     585     10,295     87,508        (625)   (2,292)    (2,630)
                                      ---------    ----    -------    -------     -------   -------    -------

Net income.........................                                    24,784                                           $24,784
 Currency translation adjustment...                                                                        180              180
 Pension liability adjustment......                                                                       (428)            (428)
                                                                                                                        -------
  Comprehensive income, net of tax.                                                                                     $24,536
                                                                                                                        =======
Dividends on common stock..........                                    (3,811)
Common stock issued................     132,895      13      2,420       (614)
Common stock repurchased...........    (406,008)    (41)              (25,995)
Proceeds from stock subscriptions..                                                   352
Stock subscription amortization
  and adjustment...................                          1,390                    273
Loan payment from ESOP.............                                                             233
                                      ---------    ----    -------    -------     -------   -------    -------
Balance year end 1998..............   5,573,720     557     14,105     81,872         -      (2,059)    (2,878)
                                      ---------    ----    -------    -------     -------   -------    -------

Net income.........................                                    26,805                                           $26,805
 Currency translation adjustment...                                                                     (1,849)          (1,849)
 Pension liability adjustment......                                                                        369              369
                                                                                                                        -------
  Comprehensive income, net of tax.                                                                                     $25,325
                                                                                                                        =======
Dividends on common stock..........                                    (4,239)
Common stock issued................     129,200      13      1,886
Common stock repurchased...........    (288,000)    (29)              (20,095)
Retirement of incentive stock......      (1,500)                         (101)
Stock subscription amortization
  and adjustment...................                          1,704
Loan payment from ESOP.............                                                             232
                                      ---------    ----    -------    -------     -------   -------    -------
Balance year end 1999..............   5,413,420    $541    $17,695    $84,242     $   -     $(1,827)   $(4,358)
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

FISCAL YEAR--The Company's fiscal year ends on the Saturday nearest  December
31. The financial statements and accompanying notes are as of and for the years ended January 1, 2000 (52 weeks), January 2, 1999 (52 weeks) and January 3, 1998 (53 weeks) and are referred to as 1999, 1998 and 1997, respectively.

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

MARKETABLE SECURITIES--Marketable securities consist of short-term U.S. treasury and agency securities with maturities of greater than 3 months at the date of purchase. All securities are categorized as held-to-maturity and are stated at amortized cost. Due to the nature of these securities, the difference between the amortized cost and fair value is immaterial.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts for cash and equivalents, long-term debt and short-term debt approximate fair value. The fair value of long-term debt is estimated based on current borrowing rates for similar issues. The Company's off-balance sheet instruments are not significant.

INVENTORIES--Inventories are stated at the lower of cost or market. The majority of the cost of domestic inventories is determined using the last-in, first-out (LIFO) method; all remaining inventory costs are determined using the first-in, first-out (FIFO) method. Inventories stated on the LIFO method approximated 57 percent and 55 percent of total inventories in 1999 and 1998, respectively.

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

2.   SALE OF SUBSIDIARY

On October 24, 1997, the Company sold Oil Dynamics, Inc. (ODI), previously a wholly owned subsidiary, to Baker Hughes Incorporated (BHI), an unrelated entity. The operations of ODI represented substantially all of the Company's oil well pumping systems product line.

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

The following unaudited pro forma consolidated statement of income has been prepared to show the Company's results of operations after eliminating the gain on the sale of ODI and the historical results of ODI for each period presented. This unaudited pro forma information is not necessarily representative of the results which would have been obtained for the respective periods.

(In thousands, except per share amounts)
------------------------------------------------------------------------------
                                                     1997
                                                     ----

Net sales..............................          $268,912
Costs and expenses.....................           230,430
                                                 --------
Income before income taxes.............            38,482
Income taxes...........................            14,304
                                                 --------
Net income.............................          $ 24,178
                                                 ========

Per share data:
  Net income per common share..........          $   4.10
                                                 ========
  Net income per common share,
    assuming dilution..................          $   3.80
                                                 ========
------------------------------------------------------------------------------

3.   EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS - As of January 1, 2000, the Company's domestic operations maintain three separate pension plans. The Company previously maintained a fourth pension plan covering substantially all employees of ODI prior to its sale on October 24, 1997.

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

The following table sets forth aggregated information related to the Company's domestic pension benefits and other postretirement benefits, including changes in the benefit obligations, changes in plan assets, funded status, amounts recognized in the Consolidated Balance Sheets, and actuarial assumptions:

(In thousands)
------------------------------------------------------------------------------
                                  Pension Benefits       Other Benefits
                                   1999       1998       1999       1998
                                   ----       ----       ----       ----
Change in benefit obligation:
Benefit obligation, b/o/y......$ 92,298   $ 81,068   $ 12,640   $ 12,181
Service cost...................   3,003	      2,509    	    335        258
Interest cost..................   6,258      5,868	        813	        840
Plan amendments................	   1,460        601	        -          -
Actuarial (gain)/loss..........  (7,281) 	    6,734	       (742)       551
Employee contributions.........     349        324 	       -          -
Benefits paid..................  (4,888)    (4,806)	    (1,183)	    (1,190)
                               --------   --------   --------   --------
Benefit obligation, e/o/y......	$ 91,199   $ 92,298	   $ 11,863   $ 12,640
                               ========   ========   ========   ========
Change in plan assets:
Fair value of assets, b/o/y....$110,218   	$100,827 	  $    -     $    -
Actual return on plan assets...   6,663  	   13,623	        -          -
Company contributions..........     -  	        250	      1,183      1,190
Employee contributions.........     349        324        -	          -
Benefits paid..................  (4,888) 	   (4,806)	    (1,183)    (1,190)
                               --------   --------   --------   --------
Fair value of assets, e/o/y....$112,342 	  $110,218   $    -     $    -
                               ========   ========   ========   ========

Reconciliation of funded status:
Funded status..................	$ 21,143   $ 17,920   	$(11,863	)  $(12,640)
Unrecognized net (gain)/loss... (34,712)	   (29,038)     	2,121	      3,070
Unrecognized transition
 obligation/(asset)............    (112)	      (155)     	6,356      6,845
Unrecognized prior service
 cost..........................	   6,736      6,172	        -          -
                               --------   --------   --------   --------
Net amount recognized..........$ (6,945)  $ (5,101)  $ (3,386)  $ 	(2,725)
                               ========   ========   ========   ========
Amounts recognized in the
 Consolidated Balance Sheets:
Accrued benefit liability......$ (7,442)  $ (6,204)  $ (3,386)  $ (2,725)
Intangible asset...............       8	         16        -  	        -
Deferred tax asset.............     194	        423        -   	       -
Accumulated other comprehensive
 loss..........................     295 	       664        -          -
                               --------   --------   --------   --------
Net amount recognized..........$ (6,945)	  $ (5,101)  $ (3,386)  $ (2,725)
                               ========   ========   ========   ========
Actuarial assumptions:
Discount rate..................   7.50%      6.75%      7.50%      6.75%
Rate of increase in future
  compensation................. 0-5.00%    0-5.00%      5.00%      5.00%
Expected long-term rate of
  return on plan assets........   9.25%      9.25%	        -          -

----------------------------------------------------------------------------

The following table sets forth aggregated net domestic periodic benefit cost for 1999, 1998, and 1997:

(In thousands)
------------------------------------------------------------------------------
                       Pension Benefits                  Other Benefits
                     1999     1998     1997          1999     1998     1997
                     ----     ----     ----          ----     ----     ----

Service cost....   $3,003   $2,509   	$2,506        $  335	   $  258   $  235
Interest cost...    6,258	  	  5,868	    5,716	        813       840      858
Expected return
 on assets......	   (8,272)	  (7,224)	  (6,658)          -        -        -
Amortization of
 unrecognized:
  Obligation/
   (asset)......      (43)	     (43)     (43)	          489      489	      489
  Prior service
   cost.........      896  	    769      719	           -        -        -
  Loss/(Gain)...        3    	 (118)     (60)          200      162	      136
                   ------   ------   ------        ------   ------   ------
Net periodic
 benefit cost...   $1,845	   $1,761	   $2,180        $1,837	   $1,749   $1,718
                   ======   ======   ======        ======   ======   ======
------------------------------------------------------------------------------

The plan assets of the pension plans consist primarily of common stocks and bonds, including $21,303 and $25,212 of the Company's common stock in 1999 and 1998, respectively. In 1999 and 1998, the Company purchased 70,000 and 125,000 shares of its common stock from the pension plans for $5.0 million and $8.2 million, respectively.

One of the Company's three pension plans covers certain management employees.
 The Company does not fund this plan, and its assets were zero in 1999 and 1998. The plan's projected benefit obligation and accumulated benefit obligation were $2,992 and $2,109, respectively at January 1, 2000, and $2,491 and $2,159, respectively at January 2, 1999.

The Company's German subsidiary, which does not report pension information under the Employee Retirement Income Security Act of 1974, calculates the pension liability based on local requirements. The long-term pension liability for the German subsidiary was $1,064 at January 1, 2000 and $1,238 at January 2, 1999. The difference between calculating the pension liability under local requirements versus SFAS No. 87 requirements is immaterial. Pension liabilities for other foreign subsidiaries are not significant.

DEFINED CONTRIBUTION PLANS - The Company maintains an integrated 401(k) and Employee Stock Ownership Plan (ESOP).

In 1996 and 1992, the ESOP Trustee acquired shares of Company common stock on the open market using the proceeds of a ten-year, $0.3 million loan and a fifteen-year, $3.0 million loan, respectively, from the Company. Under the terms of the variable rate loan (6.31 percent at January 1, 2000), principal plus interest is payable in equal annual installments. The shares of stock purchased with the loan proceeds are collateral for the loan and are considered outstanding for purposes of calculating earnings per share.

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

At January 1, 2000, 108,995 shares were allocated to the accounts of participants, 9,033 shares were committed to be released and allocated to the accounts of participants for service rendered during 1999, and 57,422 shares were held by the ESOP Trust in suspense.

The following table sets forth the interest expense and Company contributions to the integrated ESOP and 401(k) Plan.

(In thousands)
------------------------------------------------------------------------------
                                                    1999     1998     1997
                                                    ----     ----     ----
Interest expense incurred by the plan
  on ESOP debt.............................       $  118   $  133   $  148
Company contributions to integrated plan...        1,004      986    1,200
------------------------------------------------------------------------------

4.   ACCRUED EXPENSES

Accrued expenses consisted of:

(In thousands)
------------------------------------------------------------------------------
1999                  1998
----                 ----
Salaries, wages and commissions.......    $ 7,818              $ 7,518
Product warranty costs................      4,402                4,382
Insurance.............................      5,522                5,426
Employee benefits.....................      1,919                1,890
Other.................................      3,897                5,323
                                          -------              -------
                                          $23,558              $24,539
                                          =======              =======
------------------------------------------------------------------------------

5.   INCOME TAXES

Income before income taxes consisted of:

(In thousands)
------------------------------------------------------------------------------
                                         1999         1998         1997
                                         ----         ----         ----
Domestic....................          $35,104      $33,900      $34,269
Foreign.....................            7,292        6,121        6,240
                                      -------      -------      -------
                                      $42,396      $40,021      $40,509
                                      =======      =======      =======
-----------------------------------------------------------------------------

The income tax provision consisted of:

(In thousands)
-----------------------------------------------------------------------------
                                            1999         1998         1997
                                            ----         ----         ----
Currently payable:
  Federal...................             $10,198      $12,095      $10,606
  Foreign...................               2,954        2,432        2,397
  State.....................               1,767        2,355        2,920
Deferred:
  Federal...................                 472       (1,512)        (757)
  Foreign...................                  31           72	           58
  State.....................                 169	         (205)        (220)
                                         -------      -------      -------
                                         $15,591      $15,237      $15,004
                                         =======      =======      =======
-----------------------------------------------------------------------------

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In thousands)
-----------------------------------------------------------------------------
1999        1998
----        ----
Deferred tax assets:
  Accrued expenses and reserves..............  $ 6,515     	 $ 6,945
  Compensation and employee benefits.........    6,221     	   6,491
  Other items................................    1,201     	     364
                                               -------      -------
    Total deferred tax assets................   13,937     	  13,800
                                               -------      -------
Deferred tax liabilities:
  Accelerated depreciation on fixed assets...    4,183     	   3,437
  Other items................................      290     	     227
                                               -------      -------
    Total deferred tax liabilities...........    4,473	        3,664
                                               -------      -------
Net deferred tax assets......................  $ 9,464     	 $10,136
                                               =======      =======
----------------------------------------------------------------------------

The portions of current and non-current deferred tax assets and liabilities were as follows:

(In thousands)
----------------------------------------------------------------------------
                           1999                     1998
                           ----                     ----
                   Deferred   Deferred      Deferred   Deferred
                     Tax        Tax           Tax        Tax
                    Assets   Liabilities     Assets   Liabilities
                    ------   -----------     ------   -----------
  Current........  $ 7,934     $   -        $ 8,774	     $   -
  Non-current....    6,003       4,473	        5,026	       3,664
                   -------     -------      -------     -------
                   $13,937     $ 4,473      $13,800	     $ 3,664
                   =======     =======      =======     =======

There was no valuation allowance for deferred tax assets required in 1999 or 1998.

The differences between the statutory and effective tax rates were as follows:
------------------------------------------------------------------------------
                                      1999       1998        1997
                                      ----       ----        ----

U.S. Federal statutory rate......     35.0%      35.0%       35.0%
State income taxes, net of
  federal benefit................      3.3        3.8         4.3
Effect of higher (lower) foreign
  tax rates......................     (1.1)       0.5         0.6
Earnings of foreign sales
  corporation ...................     (1.1)      (1.4)       (1.4)
Utilization of foreign
  tax credits....................      -          -          (1.5)
Other items......................      0.7        0.2         -
                                      -----      -----       -----
                                      36.8%      38.1%       37.0%
                                      =====      =====       =====
------------------------------------------------------------------------------

Accumulated undistributed earnings of foreign subsidiaries expected to be permanently invested approximated $0.6 million at January 1, 2000. The Company does not anticipate incurring any tax should these earnings be repatriated in the future.


6.   DEBT

Short-term borrowings consisted of:

(In thousands)
-----------------------------------------------------------------------------
1999        1998
----        ----
Bank...................................     $  -        $2,697
                                            ======      ======
-----------------------------------------------------------------------------

Long-term debt consisted of:

(In thousands)
-----------------------------------------------------------------------------
1999        1998
----        ----
Insurance Company--6.31%, principal
  payments of $1.0 million due in
  annual installments, with a balloon
  payment of $10,000 in 2008............    $18,000     $19,000
Bank....................................         75         108
                                            -------     -------
                                             18,075      19,108
Less current maturities.................     (1,018)     (1,019)
                                            -------     -------
                                            $17,057     $18,089
                                            =======     =======
-----------------------------------------------------------------------------

Both the Company's short-term borrowings and long-term debt are unsecured. The Company's long-term debt agreement provides for certain financial covenants relative to working capital, additional borrowings, loans or advances and investments. The Company was in compliance with all debt covenants in 1999 and 1998.

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


7.   SHAREOWNERS' EQUITY

The Company had 5,413,000 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding at the end of 1999.

During 1999 and 1998, pursuant to stock repurchase programs authorized by the Company's Board of Directors, the Company repurchased a total of 288,000 shares for $20.1 million and 406,000 shares for $26.0 million, respectively. Of these shares, 130,000 were repurchased from an officer of the Company in 1999. All repurchased shares were retired.

During 1998, under terms of a Company stock option plan, a participant remitted 9,851 shares of Company common stock as consideration for stock issued upon the exercise of stock options. The total exercise price of the respective stock options was $0.6 million, and the shares remitted to the Company were subsequently retired.

Stock subscriptions are principally deferred costs recognized in connection with the issuance of loans to officers under the 1988 Executive Stock Purchase Plan (1988 Purchase Plan). Under the 1988 Purchase Plan, executives of the Company are awarded the right to purchase shares of its common stock through a Company loan at the closing price on the day prior to the date of purchase. In 1998 the Company extended the 1988 Purchase Plan ten additional years, and at January 1, 2000, 512,800 shares are available for future awards.

8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)
----------------------------------------------------------------------------
                                              1999        1998        1997
                                              ----        ----        ----
Numerator:
  Net Income..........................     $26,805     $24,784     $25,505
                                           =======     =======     =======
Denominator:
 Basic
  Weighted-average common shares.....        5,502       5,733       5,895

 Diluted
  Effect of dilutive securities:

    Employee and director incentive
      stock options and awards........         321	         437         471
                                           -------     -------     -------
  Adjusted weighted-average common
      shares..........................       5,823       6,170       6,366
                                           =======     =======     =======

Basic earnings per share..............     $  4.87     $  4.32     $  4.33
                                           =======     =======     =======

Diluted earnings per share............     $  4.60     $  4.02     $  4.01
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

A summary of the Company's fixed stock option plans activity and related information for 1999, 1998 and 1997 follows:

----------------------------------------------------------------------------------------------------------
                            1999                        1998                        1997
                            ----                        ----                        ----
                               Weighted-Average            Weighted-Average             Weighted-Average
Fixed Options         Shares    Exercise Price     Shares   Exercise Price     Shares    Exercise Price
-------------         -------------------------    ------------------------    -------------------------
Outstanding at
  beginning of year    642,617      $30.09          762,296     $25.73          850,125      $23.51
Granted                 84,000       70.31           43,500      66.27           18,000       46.47
Exercised             (129,200)      14.70         (142,746)     16.50         (104,829)       7.96
Forfeited               (7,500)      60.94          (20,433)     39.55           (1,000)      26.50
                       -------                      -------                     -------
Outstanding at
  end of year          589,917      $38.79          642,617     $30.09          762,296      $25.73
                       =======                      =======                     =======
----------------------------------------------------------------------------------------------------------

The following summarizes information about fixed stock options outstanding at January 1, 2000:

----------------------------------------------------------------------------------------------------------
                              Options Outstanding                              Options Exercisable
                  -----------------------------------------------         ------------------------------
                     Number     Weighted-Average                              Number
   Range of       Outstanding       Remaining      Weighted-Average         Exercisable   Weighted-Average
Exercise Prices   at 1/01/00    Contractual Life   Exercise Price           at 1/01/00     Exercise Price
---------------   -----------   ----------------   ----------------         -----------   ---------------
$ 8.63 to 30.99     209,600       3.92 years            $24.70                209,600        $24.70
 31.00 to 59.24     260,317       6.11                   36.02                215,617         34.55
 59.25 to 74.88     120,000       9.08                   69.43                  9,600         65.81
                    -------                                                   -------
$ 8.63 to 74.88     589,917       5.94                  $38.79                434,817        $30.49
                    =======                                                   =======
-----------------------------------------------------------------------------------------------------------


For pro forma information regarding net income and earnings per share, the fair value for the options awarded in 1999, 1998 and 1997 for all fixed stock option plans was estimated as of the date of the grant using a Black-Scholes option valuation model. The following table sets forth the weighted average assumptions for 1999, 1998 and 1997, respectively.
------------------------------------------------------------------------------
                                            1999        1998       1997
                                            ----        ----       ----
  Risk-free interest rate............       5.76%       5.49%      6.51%
  Dividend yield.....................       1.20%       1.20%      1.20%
  Volatility factor..................        .223        .230       .236
  Weighted-average expected life.....       6 years     6 years    6 years
------------------------------------------------------------------------------

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

(In thousands, except per share amounts)
------------------------------------------------------------------------------
                                         1999         1998        1997
                                         ----         ----        ----
 Reported net income................. $26,805      $24,784     $25,505
 Pro forma net income................ $26,156      $24,312     $25,037

 Reported net income available
   per common share..................   $4.87        $4.32       $4.33
 Pro forma net income available
   per common share..................   $4.75        $4.24       $4.25

 Reported net income available per
   common share, assuming dilution...   $4.60        $4.02       $4.01
 Pro forma net income available per
   common share, assuming dilution...   $4.49        $3.94       $3.93
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


10.   SEGMENT AND GEOGRAPHIC INFORMATION

Based on the management approach established by SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", the Company's business consists of two operating segments that offer different products: the motor segment and the electronic controls segment.

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

The Company's products are primarily sold to original equipment manufacturers in the United States, Canada, Europe, Australia, South Africa, Mexico and other world markets. Net sales attributed to customers located in the United States were $207.7 million, $192.8 million, and $191.2 million in 1999, 1998 and 1997, respectively. Net sales attributed to foreign customers were $85.5 million, $79.7 million, and $77.7 million in 1999, 1998 and 1997, respectively, of which no single country was significant. Long-lived assets located in the United States totaled $47.5 million, $43.4 million, and $26.9 million in 1999, 1998 and 1997, respectively. Long-lived assets in foreign countries totaled $9.5 million, $8.1 million, and $5.5 million in 1999, 1998 and 1997, respectively, of which no single country was significant. ODI's net sales and long-lived assets are excluded from enterprise-wide geographic information.

One customer accounted for 15.3 percent, 14.0 percent, and 12.4 percent of the Company's consolidated sales in 1999, 1998 and 1997, respectively.


11.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial information for 1999 and 1998 is as follows:

(In thousands, except per share amounts)
------------------------------------------------------------------------------
                                                        Basic      Diluted
                      Net       Gross        Net      Earnings    Earnings
                    Sales      Profit      Income     Per Share   Per Share
                    -----      ------      ------     ---------   ---------
1999
----
1st Quarter.....  $ 58,014     $15,438     $ 3,477      $ .63      $ .59
2nd Quarter.....    74,595      21,524       7,008       1.26       1.19
3rd Quarter.....    81,795      23,061       8,118       1.49       1.40
4th Quarter.....    78,832      24,148       8,202       1.51       1.44
                  --------     -------     -------
                  $293,236     $84,171     $26,805      $4.87      $4.60
                  ========     =======     =======
1998
----
1st Quarter.....  $ 56,014     $15,180     $ 3,660      $ .63      $ .58
2nd Quarter.....    67,907      20,423       5,995       1.02        .95
3rd Quarter.....    75,230      21,603       7,007       1.22       1.14
4th Quarter.....    73,382      22,749       8,122       1.47       1.37
                  --------     -------     -------
                  $272,533     $79,955     $24,784      $4.32      $4.02
                  ========     =======     =======
------------------------------------------------------------------------------

12.   CONTINGENCIES AND COMMITMENTS

The Company is defending various claims and legal actions which have arisen in the ordinary course of business. The Company has attempted, where possible, to assess the likelihood of an unfavorable outcome as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and costs are accrued, as required under applicable accounting rules, when an unfavorable outcome is determined to be probable and a reasonable estimate can be made. As a result, the Company has an accrual balance of approximately $1.2 million and $1.3 million at January 1, 2000 and January 2, 1999, respectively, to provide for such actions.

Total rent expense charged to operations for operating leases including contingent rentals was $1.8 million, $1.9 million, and $2.3 million for 1999, 1998 and 1997, respectively. The future minimum rental payments for noncancellable operating leases as of January 1, 2000, are as follows: 2000, $1.2 million; 2001, $0.8 million and 2002, $0.6 million. Rental commitments subsequent to 2002 are not material.

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

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and consolidated subsidiaries as of January 1, 2000 and January 2, 1999 and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended January 1, 2000. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and consolidated subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


 /s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
January 28, 2000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.



                                  PART III
                                  --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information concerning directors required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2000, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT."

The information concerning Item 405 disclosures of delinquent Form 3,4 or 5 filers required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2000, under the heading of "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2000, under the headings of "INFORMATION ABOUT THE BOARD AND ITS COMMITTEES," "COMPENSATION COMMITTEE REPORT," "SUMMARY COMPENSATION TABLE," "OPTION GRANTS IN 1999 FISCAL YEAR," "1999 FISCAL YEAR-END OPTION VALUES," "COMPENSATION PURSUANT TO PLANS" and "AGREEMENTS," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2000, under the heading of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2000, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "AGREEMENTS," and is incorporated herein by reference.

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
          ----------------------------------------
          Independent Auditors' Report........................ 33
          Consolidated Statements of Income for the
            three years ended January 1, 2000................. 12
          Consolidated Balance Sheets, as of
            January 1, 2000 and January 2, 1999............... 13-14
          Consolidated Statements of Cash Flows
            for the three years ended January 1, 2000......... 15-16
          Consolidated Statements of Shareowners' Equity
            for the three years ended January 1, 2000......... 17
          Notes to Consolidated Financial Statements
            (including quarterly financial data).............. 18-32

     2.   Financial Statement Schedules - Franklin Electric
          -------------------------------------------------
          II Valuation and Qualifying Accounts................ 36

     Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

3.   Exhibits
     --------
          See the Exhibit Index located on pages 38-39.
          Management Contract or Compensatory Plan or
          Arrangement is denoted by an asterisk (*).

(b) Reports on Form 8-K filed during the fourth quarter ended January 1, 2000:

          During the fourth quarter ended January 1, 2000, a Form 8-K was filed by the Company dated October 15, 1999, to report under Items 5 and 7 the Board of Directors' adoption of a New Rights Agreement.

(c)  See the Exhibit Index located on pages 38-39.

(d) Individual financial statements and all other schedules of the Registrant are omitted as they are not required.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     For the years 1999, 1998 and 1997
                               (In thousands)
                               --------------

                                   Additions
                  Balance at       charged to                       Balance
                   beginning       costs and                        at end
Description        of period        expenses     Deductions        of period
-----------        ---------        --------     ----------        ---------


Allowance for doubtful accounts:

1999                  $1,107            $267	           $ 41 (B)       $1,333
                      ======            ====           ====           ======

1998               	   $1,349            $271           $513 (B)       $1,107
                      ======            ====           ====           ======

1997                  $1,435            $248	           $334 (A)       $1,349
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

                                        Franklin Electric Co., Inc.

                                         /s/ WILLIAM H. LAWSON
                                        -------------------------
                                        William H. Lawson
                                        Chairman of the Board and
(Date) February 11, 2000                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ WILLIAM H. LAWSON                  Chairman of the Board and
-------------------------------------   Chief Executive Officer
William H. Lawson   February 11, 2000   (Principal Executive
                                        Officer)
 /s/ JOHN B. LINDSAY
-------------------------------------   President and Director
John B. Lindsay     February 11, 2000

 /s/ GREGG C. SENGSTACK                 Vice President and Chief
-------------------------------------   Financial Officer (Principal
Gregg C. Sengstack  February 11, 2000   Financial and Accounting
                                        Officer)
 /s/ JEROME D. BRADY
-------------------------------------   Director
Jerome D. Brady     February 11, 2000

 /s/ ROBERT H. LITTLE
-------------------------------------   Director
Robert H. Little    February 11, 2000

 /s/ PATRICIA SCHAEFER
-------------------------------------   Director
Patricia Schaefer   February 11, 2000

 /s/ DONALD J. SCHNEIDER
-------------------------------------   Director
Donald J. Schneider February 11, 2000

 /s/ R.SCOTT TRUMBULL
-------------------------------------   Director
R. Scott Trumbull   February 11, 2000

 /s/ JURIS VIKMANIS
-------------------------------------   Director
Juris Vikmanis      February 11, 2000

 /s/ HOWARD B. WITT
-------------------------------------   Director
Howard B. Witt      February 11, 2000

                          FRANKLIN ELECTRIC CO., INC.
                 EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

Exhibit
Number                     Description
-------                    -----------

3.1    Amended and Restated Articles of Incorporation of
Franklin Electric Co., Inc. (incorporated herein by reference to the Company's Form 10-Q for the quarter ended April 3, 1999)

    3.2   By-Laws of Franklin Electric Co., Inc. as amended
          to date, (incorporated herein by reference to the
          Company's Form 10-Q for the quarter ended April 3,
          1999)

    10.1 Rights Agreement dated as of October 15, 1999 between Franklin Electric Co., Inc. and Illinois
          Stock Transfer Company (incorporated herein by reference to the Company's registration statement on Form 8-A dated October 15, 1999)

    10.2 Rights Agreement dated as of February 11, 1991 between Franklin Electric Co., Inc. and Lincoln
          National Bank & Trust Co. of Fort Wayne (incorporated herein by reference to the Company's registration statement on Form 8-A dated February 26, 1991)

10.3   Amended 1988 Executive Stock Purchase Plan
      (incorporated herein by reference to the Company's
      1998 Proxy Statement for the Annual Meeting held on
      April 17, 1998, and included as Exhibit A to the Proxy
          Statement)*

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

    10.6  1990 Franklin Electric Non-Employee Director Stock
          Option Plan (incorporated herein by reference to the Company's 1991 Proxy Statement for the Annual
          Meeting on April 19, 1991)*

    10.7 1996 Franklin Electric Co., Inc., Employee Stock Option Plan (incorporated herein by reference to the Company's 1996 Proxy Statement for the Annual Meeting held on April 12, 1996, and included as Exhibit A to the Proxy Statement)*

    10.8 1996 Franklin Electric Co., Inc., Non-Employee Director Stock Option Plan (incorporated herein by reference to the Company's 1996 Proxy Statement for the Annual Meeting held on April 12, 1996, and included as Exhibit B to the Proxy Statement)*

    10.9 Employment Agreement dated December 5, 1986 between the Company and William H. Lawson (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended December 28, 1991)*

    10.10 Employment Agreement dated October 23, 1995 between the Company and Jess B. Ford (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended December 30, 1995)*

    10.11 Amended and Restated Credit Agreement dated as of December 30, 1997 between the Company and various commercial banks (incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K for the fiscal year ended January 3, 1998)

    21    Subsidiaries of the Registrant............................ 40
    23    Independent Auditors' Consent............................. 41
    27    Financial Data Schedule................................... 42
    99    Additional Exhibits....................................... 43-44

      * Management contract or compensatory plan or arrangement