Form 10-Q
period 2000-04-01
FRANKLIN ELECTRIC CO INC
filed 2000-05-15
CIK 38725

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                -----------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 1, 2000
                                               -------------

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

          YES   X                                      NO
              -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING AT
          CLASS OF COMMON STOCK                   MAY 11, 2000
          ---------------------                   ------------
             $.10 par value                    5,407,020 shares

                         FRANKLIN ELECTRIC CO., INC.

                                   Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of April 1, 2000 (Unaudited)
            and January 1, 2000 (Unaudited)...............     3

            Condensed Consolidated Statements of
            Income for the Three Months Ended
            April 1, 2000 (Unaudited) and
            April 3, 1999 (Unaudited) ....................     4

            Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            April 1, 2000 (Unaudited)and
            April 3, 1999 (Unaudited) ....................     5

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)..............   6-8

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations.........................  9-10

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk.............................    10



PART II.    OTHER INFORMATION
-----------------------------

   Item 4.  Submission of Matters to a Vote of
              Security Holders............................    11

   Item 6.  Exhibits and Reports on Form 8-K.............. 11-12



Signatures................................................    13
---------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                      FRANKLIN ELECTRIC CO., INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

(In thousands)                               April 1,    January 1,
2000         2000
----         ----
ASSETS
Current assets:
  Cash and equivalents....................  $ 10,540      $ 27,844
  Marketable securities...................       -           8,968
  Receivables, less allowances of
    $1,342 and $1,333, respectively.......    21,895        17,995
  Inventories (Note 2)....................    50,535        39,717
  Other current assets (including
    deferred income taxes of $7,956
    and $7,934, respectively..............     9,762         9,719
                                             -------       -------
    Total current assets..................    92,732       104,243
Property, plant and equipment,
  net (Note 3)............................    57,409        57,047
Deferred and other assets (including
  deferred income taxes of $1,519
  and $1,530, respectively)...............    14,466        14,811
                                             -------       -------
Total assets..............................  $164,607      $176,101
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  1,017      $  1,018
  Accounts payable........................     9,639        20,669
  Accrued expenses........................    21,392        23,558
  Income taxes............................     3,838         2,112
                                             -------       -------
    Total current liabilities.............    35,886        47,357
Long-term debt............................    17,054        17,057
Employee benefit plan obligations.........    12,145        11,892
Other long-term liabilities...............     3,543         3,502

Shareowners' equity:
  Common stock (Note 5)...................       540           541
  Additional capital......................    18,672        17,695
  Retained earnings.......................    83,695        84,242
  Loan to ESOP Trust......................    (1,594)       (1,827)
  Accumulated other comprehensive
    loss (Note 7).........................    (5,334)       (4,358)
                                             -------       -------
    Total shareowners' equity.............    95,979        96,293
                                             -------       -------
Total liabilities and shareowners' equity.  $164,607      $176,101
                                            ========      ========

        See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

(In thousands, except per share amounts)

                                               Three Months Ended
                                               ------------------
                                             April 1,      April 3
2000          1999
----         ----

Net sales.................................   $66,051       $58,014

Costs and expenses:
  Cost of sales...........................    48,864        42,576
  Selling and administrative expenses.....    10,309         9,759
  Interest expense........................       285           326
  Other expense/(income), net.............       316          (166)
                                              ------        ------
                                              59,774        52,495

Income before income taxes................     6,277         5,519

Income taxes..............................     2,374         2,042
                                              ------        ------

Net income................................   $ 3,903       $ 3,477
                                             =======       =======

Per share data (Note 6):

  Net income per common share.............   $   .72       $   .63
                                             =======       =======
  Net income per common share,
    assuming dilution.....................   $   .69       $   .59
                                             =======       =======

  Dividends per common share..............   $   .20       $   .17
                                             =======       =======

      See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

(In thousands)                                   Three Months Ended
                                                 ------------------
                                               April 1,      April 3,
2000          1999
----         ----
Cash flows from operating activities:
  Net income................................  $  3,903      $  3,477
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     2,514         1,731
    Loss on disposals of plant and
      equipment.............................        42           -
    Changes in assets and liabilities:
      Receivables...........................    (4,249)       (3,618)
      Inventories...........................   (11,579)      (10,872)
      Other assets..........................       (61)         (117)
      Accounts payable and other accrued
        expenses............................   (11,033)       (2,371)
      Employee benefit plan obligations.....       307           (36)
      Other long-term liabilities...........        52           915
                                                ------        ------
        Net cash flows from
          operating activities..............   (20,104)      (10,891)
                                                ------        ------

Cash flows from investing activities:
  Additions to plant and equipment..........    (2,932)       (2,529)
  Proceeds from sale of plant and
    equipment...............................        22           -
  Additions to deferred assets..............      (353)          -
  Proceeds from maturities of marketable
    securities .............................     8,968        27,921
                                                ------        ------
     Net cash flows from
      investing activities..................     5,705        25,392
                                                ------        ------
Cash flows from financing activities:
  Borrowing on line of credit...............       -             366
  Repayment of line of credit...............       -            (174)
  Proceeds from issuance of common stock....       981           401
  Purchase of common stock..................    (3,367)       (1,043)
  Reduction of stock subscriptions..........       -            (324)
  Reduction of loan from ESOP Trust.........       233           232
  Dividends paid............................    (1,088)         (948)
                                                ------        ------
    Net cash flows from
      financing activities..................    (3,241)       (1,490)
                                                ------        ------
Effect of exchange rate changes on cash.....       336           173
                                                ------        ------
Net change in cash and equivalents..........   (17,304)       13,184
Cash and equivalents at
  beginning of period.......................    27,844        17,034
                                                ------        ------
Cash and equivalents at end of period.......   $10,540       $30,218
                                               =======       =======

          See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended January 1, 2000.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                                April 1,     January 1,
                                                2000          2000
                                                ----          ----
Raw Materials........................        $ 15,829      $ 15,749
Work in Process......................           6,242         6,101
Finished Goods.......................          38,952        28,239
LIFO Reserve.........................         (10,488)      (10,372)
                                              -------       -------
Total Inventory......................        $ 50,535      $ 39,717
                                             ========      ========

Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In thousands)                               April 1,   January 1,
2000         2000
----        ----
Land and Buildings...................        $ 22,627     $ 22,145
Machinery and Equipment..............         114,246      113,452
                                              -------      -------
                                              136,873      135,597
Allowance for Depreciation...........          79,464       78,550
                                              -------      -------
                                             $ 57,409     $ 57,047
                                             ========     ========

Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 2000 and 1999 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.


Note 5:  Shareowners' Equity
----------------------------

The Company had 5,403,720 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of April 1, 2000.

During the first quarter of 2000, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 41,300 shares for $2.7 million. All repurchased shares were retired.

During the first quarter of 2000, under terms of a Company stock option plan, a participant remitted 10,000 shares of company common stock as consideration for stock issued upon the exercise of stock options. The total exercise price of the respective stock options was $0.7 million, and the shares remitted to the Company were subsequently retired.


Note 6:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:

  (In thousands,                            Three Months Ended
                                            ------------------
  except per share amounts)                 April 1,   April 3,
2000         1999
----        ----
  Numerator:
    Net Income..........................    $3,903      $3,477
                                            ======      ======
  Denominator:

   Basic
     Weighted average common shares.....     5,424       5,553

   Diluted
    Effect of dilutive securities:

      Employee and director incentive
        stock options and awards........       234         362
                                             -----       -----
    Adjusted weighted average common
        shares..........................     5,658       5,915
                                            ======      ======

  Basic earnings per share..............    $  .72      $  .63
                                            ======      ======

  Diluted earnings per share............    $  .69      $  .59
                                            ======      ======

Note 7:  Other Comprehensive Income
-----------------------------------

Comprehensive income is as follows:

(In thousands)                                  Three Months Ended
                                                ------------------
                                               April 1,    April 3,
2000         1999
----        ----

Net income..................................   $ 3,903      $ 3,477
Other comprehensive loss:
  Foreign currency translation adjustments..      (976)      (1,255)
                                                ------       ------

Comprehensive income, net of tax............   $ 2,927      $ 2,222
                                               =======      =======


Accumulated other comprehensive loss consists of the following:

(In thousands)                                 April 1,    January 1,
2000         2000
----         ----
Cumulative translation adjustment...........   $(5,039)     $(4,063)
Minimum pension liability adjustment,
  net of tax................................      (295)        (295)
                                                ------       ------
                                               $(5,334)     $(4,358)
                                               =======      =======


Note 8:  Accounting Pronouncements
----------------------------------

Accounting for Derivative Instruments and Hedging Activities: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and, as amended by SFAS No. 137, is effective in the first quarter of the Company's fiscal year ending December 29, 2001. SFAS No. 133 establishes a new model for accounting for derivatives in the balance sheet as either assets or liabilities and measures them at fair value. Certain disclosures concerning the designation and assessment of hedging relationships are also required. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or its results of operations.

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------


Operations
----------


Net sales for the first quarter of 2000 were $66.1 million, a 14.0 percent increase from 1999 first quarter net sales of $58.0 million. The increased sales resulted primarily from higher volume of submersible water systems motors and increased sales of fractional horsepower motors. A portion of the growth is from supply agreements entered into in December 1998. The increases were partially offset by lower sales of submersible petroleum motor systems. Net income for the first quarter of 2000 was $3.9 million, or $.69 per diluted share, compared to net income of $3.5 million, or $.59 per diluted share, for the same period a year ago.

Cost of sales as a percentage of net sales for the first quarter of 2000 was
74.0 percent compared to 73.4 percent for the same period in 1999. The increase is primarily a result of higher material costs in key commodities.

Selling and administrative expenses as a percent of net sales for the first quarter of 2000 was 15.6 percent compared to 16.8 percent for the same period in 1999. The decrease is primarily due to modest increases in fixed expenses while sales increased at a higher rate.

Interest expense was $0.3 million for both the first quarter of 2000 and 1999. Included in other income, net, for the first quarter of 2000 was $0.4 million of interest income and $0.6 million of foreign currency losses. The increase in the foreign currency transaction loss in 2000 was primarily due to the strengthening dollar relative to the German mark. Interest income was $0.5 million and foreign currency losses were $0.3 million for the same period in 1999. Interest income was attributable to amounts invested principally in short-term US treasury and agency securities.


Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities decreased $26.3 million during the first quarter of 2000. The principal use of cash for operating activities was the typical seasonal increase in inventories and changes in accounts payable. Working capital did not change during the first quarter of 2000. The current ratio was 2.6 and 2.2 at April 1, 2000, and January 1, 2000, respectively.


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



Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------
The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of intercompany balances utilizing a global netting system and limited use of foreign currency denominated debt. The Company does not use derivative contracts. Interest rate exposure is principally limited to any marketable U.S. treasury and agency securities owned by the Company ($0.0 at April 1, 2000), and is mitigated by the short-term, generally less than 6 months, nature of these investments.

                         PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The 2000 Annual Meeting of Shareholders of the Company was held on April 14, 2000 for the following purposes: 1) To elect three directors for terms expiring at the 2003 Annual Meeting of Shareholders; 2) To approve the Amended and Restated 1996 Nonemployee Director Stock Option Plan; 3) To approve the Key Employee Performance Incentive Stock Plan; and 4) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the 2000 fiscal year.

The results were:

1) Nominees for Director            For         Withhold Authority
   ---------------------            ---         ------------------

   Jerome D. Brady               4,932,689            8,851
   Robert H. Little              4,932,897            8,643
   Patricia Schaefer             4,932,738            8,802


                                    For         Against     Abstain
                                    ---         -------     -------
2)  Amended and Restated
     1996 Nonemployee Director
     Stock Option Plan            3,453,075      820,095      36,585

3)  Key Employee Performance
     Incentive Stock Plan         3,376,086      897,602      36,015

4)  Ratification of
     Deloitte & Touche LLP        4,918,919        3,150      10,410


Total shares represented at the Annual Meeting in person or by proxy were 4,941,540 of a total of 5,430,420 shares outstanding. This represented 91 percent of Company common stock and constituted a quorum. Total broker non-votes related to the approval of the Amended and Restated 1996 Director Stock Option Plan, Key Employee Performance Incentive Stock Plan and the ratification of Deloitte & Touche LLP were 631,785, 631,837 and 9,061 shares, respectively.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)  Exhibits (Filed with this quarterly report)

10(i)     Franklin Electric Co., Inc. Amended and Restated 1996
          Nonemployee Director Stock Option Plan.

10(ii)    Franklin Electric Co., Inc. Key Employee Performance
          Incentive Stock Plan.

10(iii)   Franklin Electric Co., Inc. Nonemployee Directors'
          Deferred Compensation Plan.

    (b)  Reports on Form 8-K

          None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant




Date  May 11, 2000                 By  /s/ William H. Lawson
      ----------------------           --------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date  May 11, 2000                 By  /s/ Gregg C. Sengstack
      ----------------------           --------------------------
                                    Gregg C. Sengstack, Vice
                                    President and Chief Financial
                                    Officer (Principal Financial
                                    and Accounting Officer)




























5