Form 10-Q
period 2000-07-01
FRANKLIN ELECTRIC CO INC
filed 2000-07-27
CIK 38725

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               ----------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 1, 2000
                                              ------------

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

                                (219) 824-2900
                                 -------------
             (Registrant's telephone number, including area code)

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

          YES   X                                      NO
              -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                   OUTSTANDING AT
           CLASS OF COMMON STOCK                    JULY 26, 2000
           ---------------------                    -------------
               $.10 par value                     5,395,920 shares

                      FRANKLIN ELECTRIC CO., INC.

                                Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of July 1, 2000 (Unaudited)
            and January 1, 2000 (Unaudited)...............     3

            Condensed Consolidated Statements of
            Income for the Second Quarter and First
            Half ended July 1, 2000 (Unaudited) and
 July 3, 1999 (Unaudited).....................     4

            Condensed Consolidated Statements
            Of Cash Flows for the First Half
            Ended July 1, 2000 (Unaudited) and
 July 3, 1999 (Unaudited).....................     5

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)..............   6-8

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations.........................  9-10

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk.............................    10



PART II.    OTHER INFORMATION
-----------------------------

   Item 6.  Exhibits and Reports on Form 8-K..............    10



Signatures................................................    11
----------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                          FRANKLIN ELECTRIC CO., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(In thousands)                                July 1,    January 1,
                                               2000         2000
                                               ----         ----
ASSETS
Current assets:
  Cash and equivalents....................  $ 12,210      $ 27,844
  Marketable securities...................     2,915         8,968
  Receivables, less allowances of
    $1,372 and $1,333, respectively.......    23,139        17,995
  Inventories (Note 2)....................    52,751        39,717
  Other current assets (including
    deferred income taxes of $7,972
    and $7,934, respectively).............     9,798         9,719
                                            --------      --------
    Total current assets..................   100,813       104,243
Property, plant and equipment,
  net (Note 3)............................    58,959        57,047
Deferred and other assets (including
  deferred income taxes of $1,522
  and $1,530, respectively)...............    14,740        14,811
                                            --------      --------
Total assets..............................  $174,512      $176,101
                                            ========      ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  1,017      $  1,018
  Accounts payable........................    10,348        20,669
  Accrued expenses........................    24,873        23,558
  Income taxes............................     3,470         2,112
                                            --------      --------
    Total current liabilities.............    39,708        47,357
Long-term debt............................    17,046        17,057
Employee benefit plan obligations.........    12,527        11,892
Other long-term liabilities...............     3,612         3,502

Shareowners' equity:
  Common stock (Note 5)...................       539           541
  Additional capital......................    18,807        17,695
  Retained earnings.......................    89,353        84,242
  Loan to ESOP Trust......................    (1,594)       (1,827)
  Accumulated other comprehensive
    loss (Note 7).........................    (5,486)       (4,358)
                                            --------      --------
    Total shareowners' equity.............   101,619        96,293
                                            --------      --------
Total liabilities and shareowners' equity.  $174,512      $176,101
                                            ========      ========

        See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

(In thousands, except per share amounts)

                                        Second Qtr. Ended  First Half Ended
                                        -----------------  ----------------
                                        July 1,   July 3,  July 1,   July 3,
                                          2000      1999     2000      1999
                                          ----      ----     ----      ----

Net sales.............................. $84,875  $74,595  $150,926  $132,609

Costs and expenses:
  Cost of sales........................  61,283   53,071   110,147    95,647
  Selling and administrative expenses..  10,782   10,586    21,091    20,345
  Interest expense.....................     286      326       571       652
  Other expense/(income), net..........      (9)    (513)      307      (679)
                                        -------  -------  --------  --------
                                         72,342   63,470   132,116   115,965

Income before income taxes.............  12,533   11,125    18,810    16,644

Income taxes...........................   4,748    4,117     7,122     6,159
                                        -------  -------  --------  --------

Net income............................. $ 7,785  $ 7,008  $ 11,688  $ 10,485
                                        =======  =======  ========  ========

Per share data (Note 6):

  Net income per common share.......... $  1.44  $  1.26  $   2.16  $   1.89
                                        =======  =======  ========  ========

  Net income per common share,
    assuming dilution.................. $  1.38  $  1.19  $   2.07  $   1.78
                                        =======  =======  ========  ========

  Dividends per common share........... $   .22  $   .20  $    .42  $    .37
                                        =======  =======  ========  ========


          See Notes to Condensed Consolidated Financial Statements.

                       FRANKLIN ELECTRIC CO., INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

(In thousands)                                     First Half Ended
                                                   ----------------
                                                July 1,       July 3,
2000           1999
----          ----
Cash flows from operating activities:
  Net income................................   $11,688       $10,485
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     5,081         3,644
    Loss on disposals of plant and
      equipment.............................       151            45
    Changes in assets and liabilities:
      Receivables...........................    (5,483)       (5,333)
      Inventories...........................   (13,900)      (13,335)
      Other assets..........................      (146)           53
      Accounts payable and other accrued
        expenses............................    (7,092)       (1,697)
      Employee benefit plan obligations.....       690         1,808
      Other long-term liabilities...........       122           (70)
                                               -------       -------
        Net cash flows from
          operating activities..............    (8,889)       (4,400)
                                               -------       -------
Cash flows from investing activities:
  Additions to plant and equipment..........    (6,570)       (4,121)
  Proceeds from sale of plant and
    equipment...............................        22             2
  Additions to deferred assets..............    (1,129)          -
  Purchase of marketable securities.........    (2,915)       (8,785)
  Proceeds from maturities of marketable
    securities .............................     8,968        27,921
                                               -------       -------
     Net cash flows from
      investing activities..................    (1,624)       15,017
                                               -------       -------
Cash flows from financing activities:
  Repayment of long-term debt...............        (9)           (9)
  Borrowing on line of credit...............       -             362
  Repayment of line of credit...............       -            (362)
  Proceeds from issuance of common stock....     1,116           522
  Purchase of common stock..................    (4,307)       (3,350)
  Reduction from stock subscriptions........       -            (324)
  Reduction of loan from ESOP Trust.........       233           232
  Dividends paid............................    (2,278)       (2,061)
                                               -------       -------
    Net cash flows from
      financing activities..................    (5,245)       (4,990)
                                               -------       -------

Effect of exchange rate changes on cash.....       124            34
                                               -------       -------
Net change in cash and equivalents..........   (15,634)        5,661
Cash and equivalents at beginning of period.    27,844        17,034
                                               -------       -------
Cash and equivalents at end of period.......   $12,210       $22,695
                                               =======       =======

        See Notes to Condensed Consolidated Financial Statements.

                        FRANKLIN ELECTRIC CO., INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first half ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended January 1, 2000.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                                July 1,    January 1,
2000         2000
----         ----
Raw Materials........................        $17,394      $15,749
Work in Process......................          6,203        6,101
Finished Goods.......................         39,874       28,239
LIFO Reserve.........................        (10,720)     (10,372)
                                             -------      -------
Total Inventory......................        $52,751      $39,717
                                             =======      =======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In thousands)                                July 1,    January 1,
2000         2000
----         ----
Land and Building....................       $ 22,570     $ 22,145
Machinery and Equipment..............        117,432      113,452
                                            --------     --------
                                             140,002      135,597
Allowance for Depreciation...........         81,043       78,550
                                            --------     --------
                                            $ 58,959     $ 57,047
                                            ========     ========

Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 2000 and 1999 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.


Note 5:  Shareowners' Equity
----------------------------

The Company had 5,394,820 shares of common stock (10,000,000 shares authorized, $.10 par value) outstanding as of July 1, 2000.

During the second quarter of 2000, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 14,400 shares for $0.9 million. All repurchased shares were retired.


Note 6:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:


(In thousands, except                 Second Qtr. Ended  First Half Ended
                                      -----------------  ----------------
per share amounts)                     July 1,  July 3,   July 1,  July 3,
                                        2000     1999      2000     1999
                                        ----     ----      ----     ----
  Numerator:
    Net Income.....................    $7,785   $7,008    $11,688  $10,485
                                       ======   ======    =======  =======
  Denominator:

   Basic
   -----
    Weighted average common
      shares.......................     5,403    5,560      5,413    5,557

   Diluted
   -------
    Effect of dilutive securities:

      Employee and director
        incentive stock options
        and awards.................       231      326        233      344
                                       ------   ------    -------  -------
    Adjusted weighted average
      common shares................     5,634    5,886      5,646    5,901
                                       ======   ======    =======  =======

  Basic earnings per share.........    $ 1.44   $ 1.26    $  2.16  $  1.89
                                       ======   ======    =======  =======

  Diluted earnings per share.......    $ 1.38   $ 1.19    $  2.07  $  1.78
                                       ======   ======    =======  =======

Note 7:  Other Comprehensive Income
-----------------------------------

Comprehensive income is as follows:

(In thousands)                        Second Qtr. Ended   First Half Ended
                                      -----------------   ----------------
                                       July 1,  July 3,   July 1,  July 3,
                                        2000     1999      2000     1999
                                        ----     ----      ----     ----

Net income.........................    $7,785   $7,008    $11,688  $10,485
Other comprehensive loss:
  Foreign currency translation
   adjustments.....................      (152)    (456)    (1,128)  (1,711)
                                       ------   ------    -------  -------

Comprehensive income, net of tax...    $7,633   $6,552    $10,560  $ 8,774
                                       ======   ======    =======  =======


Accumulated other comprehensive loss consists of the following:

(In thousands)                                  July 1,    January 1,
                                                 2000         2000
                                                 ----         ----
Cumulative translation adjustment...........   $(5,191)     $(4,063)
Minimum pension liability adjustment,
  net of tax................................      (295)        (295)
                                               -------      -------
                                               $(5,486)     $(4,358)
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


Note 9:  Contingencies and Commitments
--------------------------------------

The Company is defending various claims and legal actions which have arisen in the ordinary course of business. The Company has attempted, where possible, to assess the likelihood of an unfavorable outcome as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and costs are accrued when an unfavorable outcome is determined to be probable and a reasonable estimate can be made

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------


Operations
----------
Net sales for the second quarter of 2000 were $84.9 million, a 13.8 percent increase from 1999 second quarter net sales of $74.6 million. Year to date 2000 net sales were $150.9 million, up 13.8 percent from year to date 1999 net sales of $132.6 million. The increased sales resulted primarily from higher volume of submersible water systems motors and fractional horsepower motors. A portion of the growth is from supply agreements entered into in December 1998. The increases were partially offset by lower sales of submersible petroleum motor systems.

Cost of sales as a percent of net sales for the second quarter of 2000 was
72.2 percent, an increase from 71.1 percent for the same period in 1999. Cost of sales as a percent of net sales for the year to date 2000 was 73.0 percent, an increase from 72.1 percent for the same period in 1999. Both the quarter and year to date cost of sales as a percent of net sales increased primarily as a result of higher employee compensation, energy costs and material costs in key commodities. The increased employee compensation was partially offset by productivity improvements.

Selling and administrative expenses as a percent of net sales for the second quarter of 2000 was 12.7 percent compared to 14.2 percent for the same period in 1999. Selling and administrative expenses as a percent of net sales for the year to date 2000 was 14.0 percent compared to 15.3 percent for the year to date 1999. The decrease is primarily due to modest increases in fixed expenses while sales increased at a higher rate.

Included in other income, net for the second quarter of 2000 was $.2 million of interest income and $.1 million of foreign currency losses compared to $.4 million of interest income and $.3 million of foreign currency losses for the second quarter of 1999. Included in other income, net for the year to date 2000 was $.6 million of interest income and $.7 million of foreign currency losses compared to $.9 million of interest income and $.6 million of foreign currency losses for the same period in 1999. Interest income was attributable to amounts invested principally in short-term US treasury and agency securities.

Net income for the second quarter of 2000 was $7.8 million, or $1.38 per diluted share, an 11.4 percent increase compared to net income of $7.0 million, or $1.19 per diluted share, for the same period in 1999. Year to date 2000 net income was $11.7 million, or $2.07 per diluted share, an 11.4 percent increase compared to year to date 1999 net income of $10.5 million, or $1.78 per diluted share.



Capital Resources and Liquidity
-------------------------------
Cash, cash equivalents and marketable securities decreased $21.7 million during the first half of 2000. The principal use of cash for operating activities was the typical seasonal increase in inventories. Working capital increased $4.2 million during the first half of 2000 and the current ratio was
2.5 and 2.2 at July 1, 2000, and January 1, 2000, respectively.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------
The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of intercompany balances utilizing a global netting system and limited use of foreign currency denominated debt. The Company does not use derivative contracts. Interest rate exposure is principally limited to any marketable U.S. treasury and agency securities owned by the Company ($2.9 at July 1, 2000), and is mitigated by the short-term, generally less than 6 months, nature of these investments.


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



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant




Date July 27, 2000                 By  /s/ William H. Lawson
     -------------                     ---------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date July 27, 2000                 By  /s/ Gregg C. Sengstack
     -------------                     ----------------------
                                    Gregg C. Sengstack, Vice
                                    President and Chief Financial
                                    Officer (Principal Financial
                                    and Accounting Officer)

5