Form 10-Q
period 2000-09-30
FRANKLIN ELECTRIC CO INC
filed 2000-11-13
CIK 38725

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  ---------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000
                                            ------------------

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

          YES   X                                      NO
              -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
      CLASS OF COMMON STOCK                    NOVEMBER 13, 2000
      ---------------------                    ----------------
         $.10 par value                        5,553,567 shares

                     FRANKLIN ELECTRIC CO., INC.

                                Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of September 30, 2000 (Unaudited)
            and January 1, 2000 (Unaudited)...............     3

            Condensed Consolidated Statements of
            Income for the Third Quarter and Nine Months
            Ended September 30, 2000 (Unaudited) and
 October 2, 1999 (Unaudited)..................     4

            Condensed Consolidated Statements
            Of Cash Flows for the Nine Months
            Ended September 30, 2000 (Unaudited) and
 October 2, 1999 (Unaudited)..................     5

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)..............   6-9

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations......................... 10-11


   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk.............................    11


PART II.    OTHER INFORMATION
-----------------------------

   Item 1.  Legal Proceedings.............................    11

   Item 2.  Changes in Securities and Use of Proceeds.....    12

   Item 6.  Exhibits and Reports on Form 8-K..............    12



Signatures................................................    13
----------

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                       FRANKLIN ELECTRIC CO., INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
(In thousands)                            September 30,   January 1,
                                               2000         2000
                                               ----         ----
ASSETS
Current assets:
  Cash and equivalents....................  $ 11,991      $ 27,844
  Marketable securities...................       -           8,968
  Receivables, less allowances of
    $1,578 and $1,333, respectively.......    24,500        17,995
  Inventories (Note 2)....................    52,523        39,717
  Other current assets (including
    deferred income taxes of $8,444
    and $7,934, respectively).............    11,485         9,719
                                            --------      --------
    Total current assets..................   100,499       104,243
Property, plant and equipment,
  net (Note 3)............................    61,758        57,047
Deferred and other assets (including
  deferred income taxes of $1,905
  and $1,530, respectively)...............    13,365        14,811
Goodwill, less accumulated amortization
  of $61 (Note 4).........................    15,721           -
                                            --------      --------
Total assets..............................  $191,343      $176,101
                                            ========      ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  1,109      $  1,018
  Accounts payable........................    15,609        20,669
  Accrued expenses........................    28,018        23,558
  Income taxes............................       904         2,112
                                            --------      --------
    Total current liabilities.............    45,640        47,357
Long-term debt............................    17,042        17,057
Employee benefit plan obligations.........    12,835        11,892
Other long-term liabilities...............     3,648         3,502
Shareowners' equity:
  Common stock (Note 7)...................       555           541
  Additional capital......................    29,082        17,695
  Retained earnings.......................    90,913        84,242
  Loan to ESOP Trust......................    (1,594)       (1,827)
  Accumulated other comprehensive
    loss (Note 9).........................    (6,778)       (4,358)
                                            --------      --------
    Total shareowners' equity.............   112,178        96,293
                                            --------      --------
Total liabilities and shareowners' equity.  $191,343      $176,101
                                            ========      ========

      See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

(In thousands, except per share amounts)

                                        Third Qtr. Ended   Nine Months Ended
                                        ----------------   -----------------
                                        Sept 30,  Oct 2,   Sept 30,   Oct 2,
                                          2000     1999      2000      1999
                                          ----     ----      ----      ----

Net sales.............................. $85,173  $81,795  $236,099  $214,404

Costs and expenses:
  Cost of sales........................  64,255   58,734   174,402   154,381
  Selling and administrative expenses..  11,253   10,562    32,344    30,907
  Interest expense.....................     284      327       855       979
  Other expense/(income), net..........    (210)    (422)     (584)   (1,690)
  Foreign exchange loss/(gain).........     818     (133)    1,499       456
  Costs of unsuccessful acquisition
    (Note 5)...........................   3,237      -       3,237       -
                                        -------  -------  --------  --------
                                         79,637   69,068   211,753   185,033

Income before income taxes.............   5,536   12,727    24,346    29,371

Income taxes...........................   2,094    4,609     9,216    10,768
                                        -------  -------  --------  --------

Net income............................. $ 3,442  $ 8,118  $ 15,130  $ 18,603
                                        =======  =======  ========  ========


Per share data (Note 8):

  Net income per common share.......... $   .63  $  1.49  $   2.79  $   3.37
                                        =======  =======  ========  ========

  Net income per common share,
    assuming dilution.................. $   .61  $  1.40  $   2.67  $   3.17
                                        =======  =======  ========  ========

  Dividends per common share........... $   .22  $   .20  $    .64  $    .57
                                        =======  =======  ========  ========


         See Notes to Condensed Consolidated Financial Statements.

                       FRANKLIN ELECTRIC CO., INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
(In thousands)                                    Nine Months Ended
                                                  -----------------
                                               Sept 30,       Oct 2,
2000           1999
----          ----
Cash flows from operating activities:
  Net income................................   $15,130       $18,603
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     7,603         6,017
    Loss on disposals of plant
      and equipment.........................       161            46
    Changes in assets and liabilities:
      Receivables...........................      (917)       (2,719)
      Inventories...........................    (6,015)       (8,432)
      Other assets..........................    (2,503)         (628)
      Accounts payable and other accrued
        expenses............................    (3,711)        2,423
      Employee benefit plan obligations.....     1,075         2,094
      Other long-term liabilities...........       175            27
                                               -------       -------
        Net cash flows from
          operating activities..............    10,998        17,431
                                               -------       -------

Cash flows from investing activities:
  Additions to plant and equipment..........   (10,460)       (7,992)
  Proceeds from sale of plant and
    equipment...............................        47            54
  Additions to deferred assets..............    (1,677)          -
  Purchase of marketable securities.........    (2,915)      (27,692)
  Cash paid for acquisition.................   (17,687)          -
  Proceeds from maturities of marketable
    securities .............................    11,883        27,921
                                               -------       -------
     Net cash flows from
      investing activities..................   (20,809)       (7,709)
                                               -------       -------

Cash flows from financing activities:
  Repayment of long-term debt...............       (21)           (9)
  Borrowing on line of credit...............       -             362
  Repayment of line of credit...............       -            (362)
  Proceeds from issuance of common stock....     1,408         1,763
  Purchase of common stock..................    (5,003)      (17,908)
  Reduction of stock subscriptions..........       -            (324)
  Reduction of loan from ESOP Trust.........       233           232
  Dividends paid............................    (3,464)       (3,151)
                                                ------        ------
    Net cash flows from
      financing activities..................    (6,847)      (19,397)
                                               -------       -------

Effect of exchange rate changes on cash.....       805           246
                                               -------       -------
Net change in cash and equivalents..........   (15,853)       (9,429)
Cash and equivalents at beginning of period.    27,844        17,034
                                               -------       -------
Cash and equivalents at end of period.......   $11,991       $ 7,605
                                               =======       =======

        See Notes to Condensed Consolidated Financial Statements.

                        FRANKLIN ELECTRIC CO., INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended January 1, 2000.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                               Sept 30,    January 1,
                                               2000         2000
                                               ----         ----
Raw Materials........................        $20,950      $15,749
Work in Process......................          6,477        6,101
Finished Goods.......................         36,321       28,239
LIFO Reserve.........................        (11,225)     (10,372)
                                             -------      -------
Total Inventory......................        $52,523      $39,717
                                             =======      =======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In thousands)                               Sept 30,    January 1,
2000         2000
----         ----
Land and Building....................       $ 25,321     $ 22,145
Machinery and Equipment..............        118,212      113,452
                                            --------     --------
                                             143,533      135,597
Allowance for Depreciation...........         81,775       78,550
                                            --------     --------
                                            $ 61,758     $ 57,047
                                            ========     ========

Note 4:  Acquisition
--------------------

On August 31, 2000, the Company acquired all of the outstanding shares of capital stock of EBW, Inc. and Advanced Polymer Technology, Inc. ("EBW" and "APT"), manufacturers of equipment for use in gasoline and diesel fuel pumping systems. The Company paid to the selling shareholders of EBW and APT $20.3 million at the closing date, consisting of $10.3 million in cash and the issuance of $10.0 million of the Company's common stock (154,247 shares). The Company also assumed $7.5 million of EBW and APT's credit obligations, of which $7.4 million was paid to the creditors by the Company on the closing date. In aggregate, the acquisition was recorded at a total purchase price of $27.9 million, including acquisition costs, at the closing date. The Company may pay additional consideration contingent on the future earnings performance of EBW and APT through December 31, 2003.

The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on the estimated fair values. The fair value of the net assets acquired was estimated to be $12.1 million at the closing date, however, the fair value of the net assets acquired will continue to be evaluated by the Company over the next year. The excess of purchase price over the fair value of the net assets acquired ($15.8 million at the August 31, 2000 closing date) has been recorded as goodwill which is being amortized on a straight-line basis over 20 years. Any additional future payments made to the selling shareholders of EBW and APT upon the resolution of the earnings contingency will be recorded as additional goodwill and amortized over the remainder of the initial 20 year period.


Note 5:  Legal Proceedings
--------------------------
On August 30, 2000, the Federal District Court in Madison, Wisconsin issued an injunction prohibiting the Company's proposed acquisition of the petroleum submersible turbine pump business of Marley Pump Company, a division of United Dominion Industries. The Court found that the proposed acquisition would violate the Federal antitrust laws. The Company recorded a one-time $3.2 million ($2.0 million after-tax) charge to earnings to recognize the costs of this unsuccessful acquisition effort.


Note 6:  Tax Rates
------------------

The effective tax rate on income before income taxes in 2000 and 1999 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.


Note 7:  Shareowners' Equity
----------------------------

The Company had 5,549,667 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of September 30, 2000.

During the third quarter of 2000, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 10,700 shares for $.7 million. All repurchased shares were retired.

Note 8:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:


(In thousands, except                 Third Qtr. Ended  Nine Months Ended
per share amounts)                    ----------------  -----------------
                                      Sept 30,  Oct 2,   Sept 30,  Oct 2,
                                        2000     1999      2000     1999
                                        ----     ----      ----     ----
  Numerator:
    Net Income.....................    $3,442   $8,118    $15,130  $18,603
                                       ======   ======    =======  =======
  Denominator:

   Basic
   -----
    Weighted average common
      shares.......................     5,448    5,466      5,425    5,525

   Diluted
   -------
    Effect of dilutive securities:

      Employee and director
        incentive stock options
        and awards.................       218      330        232      340
                                       ------   ------    -------  -------
    Adjusted weighted average
      common shares................     5,666    5,796      5,657    5,865
                                       ======   ======    =======  =======

  Basic earnings per share.........    $  .63   $ 1.49    $  2.79  $  3.37
                                       ======   ======    =======  =======

  Diluted earnings per share.......    $  .61   $ 1.40    $  2.67  $  3.17
                                       ======   ======    =======  =======

Note 9:  Other Comprehensive Income
-----------------------------------

Comprehensive income is as follows:

(In thousands)                        Third Qtr. Ended   Nine Months Ended
                                      ----------------   -----------------
                                      Sept 30,  Oct 2,   Sept 30,  Oct 2,
                                        2000     1999      2000     1999
                                        ----     ----      ----     ----

Net income.........................    $3,442   $8,118    $15,130  $18,603
Other comprehensive loss:
  Foreign currency translation
   adjustments.....................    (1,292)     676     (2,420)  (1,035)
                                       ------   ------    -------  -------
Comprehensive income, net of tax...    $2,150   $8,794    $12,710  $17,568
                                       ======   ======    =======  =======


Accumulated other comprehensive loss consists of the following:

(In thousands)                                 Sept 30,    January 1,
                                                 2000         2000
                                                 ----         ----
Cumulative translation adjustment...........   $(6,483)     $(4,063)
Minimum pension liability adjustment,
  net of tax................................      (295)        (295)
                                               -------      -------
                                               $(6,778)     $(4,358)
                                               =======      =======

Note 10:  Accounting Pronouncements
-----------------------------------

Accounting for Derivative Instruments and Hedging Activities: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and, as amended by SFAS No. 137 and SFAS No. 138, will be effective in the first quarter of the Company's fiscal year ending December 29, 2001. SFAS No. 133 establishes a new model for accounting for derivatives on the balance sheet as either assets or liabilities, measures them at fair value, and requires that changes in fair value be recognized currently in income unless specific hedge accounting criteria are met. Certain disclosures concerning the designation and assessment of hedging relationships are also required. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or its results of operations.


Note 11:  Contingencies and Commitments
---------------------------------------

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

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------


Operations
----------
Net sales for the third quarter of 2000 were $85.2 million, a 4.2 percent increase from 1999 third quarter net sales of $81.8 million. Year to date 2000 net sales were $236.1 million, up 10.1 percent from year to date 1999 net sales of $214.4 million. The increase in third quarter sales was principally due to the inclusion of EBW and APT on a fully consolidated basis beginning September 1, 2000. The increase in year to date sales resulted primarily from a higher volume of sales of submersible water systems and fractional horsepower motors. A portion of the growth is from supply agreements entered into in December 1998 and from the acquisition of EBW and APT on August 31, 2000. The increases were partially offset by lower sales of submersible petroleum motor systems.

Cost of sales as a percent of net sales for the third quarter of 2000 was 75.4 percent, an increase from 71.8 percent for the same period in 1999. Cost of sales as a percent of net sales for the year to date 2000 was 73.9 percent, an increase from 72.0 percent for the same period in 1999. Both the quarter and year to date cost of sales as a percent of net sales increased primarily as a result of higher employee compensation, energy costs, material costs in key commodities, depreciation and other project costs. In addition, significant unplanned expenses were incurred in moving the Company's large submersible motor product line from Bluffton, Indiana to Wilburton, Oklahoma in the third quarter.

Selling and administrative expenses as a percent of net sales for the third quarter of 2000 was 13.2 percent compared to 12.9 percent for the same period in 1999. Selling and administrative expenses as a percent of net sales for the year to date 2000 was 13.7 percent compared to 14.4 percent for the year to date 1999. The decrease is primarily due to modest increases in fixed expenses while sales increased at a higher rate.

Included in other income, net for the third quarter of 2000 was $.3 million of interest income compared to $.5 million of interest income for the third quarter of 1999. Included in other income, net for the year to date 2000 was $.9 million of interest income compared to $1.3 million of interest income for the same period in 1999. Interest income was attributable to amounts invested principally in short-term U.S. treasury and agency securities.

During the third quarter of 2000, the Company recorded a one-time $3.2 million ($2.0 million after-tax) charge to earnings to recognize the costs of the unsuccessful acquisition of the fuel pumping systems business of the Marley Pump Company, a division of United Dominion Industries.

The foreign currency based transactions for the third quarter of 2000 produced a loss of $.8 million compared to a $.1 million gain for the same period of 1999. Year to date 2000 foreign currency based transactions produced a loss of $1.5 million compared to a $.5 million loss for the same period of 1999. The increase in the foreign currency transaction losses for both the third quarter and year to date 2000 compared to the same periods of 1999 was due primarily to the strong dollar and/or the weak Euro.

Net income for the third quarter of 2000 was $3.4 million, or $.61 per diluted share, a 58.0 percent decrease compared to net income of $8.1 million, or $1.40 per diluted share, for the same period in 1999. Year to date 2000 net income was $15.1 million, or $2.67 per diluted share, an 18.8 percent decrease compared to year to date 1999 net income of $18.6 million, or $3.17 per diluted share.


Capital Resources and Liquidity
-------------------------------
Cash, cash equivalents and marketable securities decreased $24.8 million during the first nine months of 2000. The principal use of cash was for the acquisition of EBW and APT. Working capital decreased $2.0 million during the first nine months of 2000 and the current ratio was 2.2 at both September 30, 2000, and January 1, 2000.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----
Any forward-looking statements contained herein involve risks and uncertainties, including, but not limited to, general economic and currency conditions, various conditions specific to the Company's business and industry, market demand, competitive factors, supply constraints, technology factors, government and regulatory actions, the Company's accounting policies, future trends, and other risks which are detailed in the Company's Securities and Exchange Commission filings. These risks and uncertainties may cause actual results to differ materially from those indicated by the forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------
The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of intercompany balances utilizing a global netting system and limited use of foreign currency denominated debt. Interest rate exposure is principally limited to any marketable U.S. treasury and agency securities owned by the Company and is mitigated by the short-term, generally less than 6 months, nature of these investments.


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
On August 30, 2000, the Federal District Court in Madison, Wisconsin issued an injunction prohibiting the Company's proposed acquisition of the petroleum submersible turbine pump business of Marley Pump Company, a division of United Dominion Industries. The Court found that the proposed acquisition would violate the Federal antitrust laws. The Company recorded a one-time $3.2 million ($2.0 million after-tax) charge to earnings to recognize the costs of this unsuccessful acquisition effort.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------
In connection with its acquisition of all of the outstanding shares of capital stock of EBW and APT, on August 31, 2000 the Company issued $10.0 million (154,247 shares) of its common stock, par value $.10 per share, to the selling shareholders of EBW and APT as part of the consideration for the EBW and APT stock. The issued shares were exempt from registration under Section 4(2) of the Securities Act of 1933.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)  Exhibits (Filed with this quarterly report)

         Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K

A Current Report on Form 8-K was filed with the SEC by the Company on September 13, 2000 to report the August 31, 2000 acquisition of all of the outstanding shares of capital stock of EBW, Inc. and Advanced Polymer Technology, Inc.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant




Date  November 13, 2000            By  /s/ William H. Lawson
      -----------------                ---------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date  November 13, 2000            By  /s/ Gregg C. Sengstack
      -----------------                ----------------------
                                    Gregg C. Sengstack, Vice
                                    President and Chief Financial
                                    Officer (Principal Financial
                                    and Accounting Officer)

5