Form 10-K405
period 2000-12-30
FRANKLIN ELECTRIC CO INC
filed 2001-02-28
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K
                               ---------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 23, 2001 was $316,729,117. The stock price used in the computation was the last sales price on that date.

           Number of shares of common stock outstanding at February 23, 2001:

                                5,497,967 shares
                                ----------------

                    DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2001 (Part III).

The exhibits filed with this Form 10-K are listed in the exhibit index located on pages 37-38.

                             TABLE OF CONTENTS

                                                                 Page
Part I

     Item 1.   Business........................................  4-5
     Item 2.   Properties......................................  6
     Item 3.   Legal Proceedings...............................  6
     Item 4.   Submission of Matters to a Vote of
               Security Holders................................  6
               Supplemental Item - Executive
               Officers of the Registrant......................  7

Part II

     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters.................  7
     Item 6.   Selected Financial Data.........................  8
     Item 7.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations......................................  9-11
     Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk ....................................  11
     Item 8.   Financial Statements and Supplementary Data.....  12-32
     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure..........  33

Part III

     Item 10.  Directors and Executive Officers
               of the Registrant...............................  33
     Item 11.  Executive Compensation..........................  33
     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management................  33
     Item 13.  Certain Relationships and Related
               Transactions....................................  33

Part IV

     Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K.........................  34-35

Signatures     ................................................  36

Exhibit Index  ................................................  37-38

                                  PART I
                                  ------

ITEM 1.  BUSINESS
-----------------

Franklin Electric Co., Inc. is an Indiana corporation founded in 1944 and incorporated in 1946, and together with its subsidiaries (hereinafter referred to as the "Company" unless the context requires otherwise), engages in the design, manufacture and distribution of motors, electronic controls and related parts and equipment.

Description of Business
-----------------------

The Company's products are sold principally by a single company sales force in the United States, Canada, Europe, Australia, South Africa, Mexico, Japan, China and other world markets.

The market for the Company's products is highly competitive and includes both large and small suppliers. The Company's submersible water, fueling and industrial motor products are sold to original equipment manufacturers of pumps, compressors, fans, swimming pool equipment, medical furniture and business machines. The Company's products are also sold through independent distributors and repair shops.

ITT Industries, Inc., a customer of the Company, accounted for 15.7 percent,
15.3 percent and 14.0 percent of the Company's consolidated sales in 2000, 1999, and 1998, respectively.

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

During 2000, the Company acquired all of the outstanding shares of capital stock of EBW, Inc. and Advanced Polymer Technology, Inc., manufacturers of products for use in fueling systems.

During 1998, the Company purchased certain operating and intangible assets from a motor manufacturer.

The Company employed 2,802 persons at the end of 2000.


Segment and Geographic Information
----------------------------------

Segment and geographic information is included within this Form 10-K at page 29-30.

Research and Development
------------------------

The Company spent approximately $5.0 million in 2000, $5.3 million in 1999 and $4.7 million in 1998 on activities related to the development of new products, on improvements of existing products, manufacturing methods, and on other applied research and development.

In 2000, the Company introduced a new line of industrial duty 6" submersible motors, started production of a new line of composite motors, expanded its capability in rewindable motors and developed a new motor design for coal bed methane wells. Research continued on new materials and processes designed to achieve higher quality and more cost effective construction of the Company's high volume products.

The Company owns a number of patents. In aggregate, these patents are of material importance in the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.

Backlog
-------

The dollar amount of backlog at the end of 2000 and 1999 was as follows:

                                           (In thousands)
                                         Fiscal Year Ending
                                         ------------------
                                        2000            1999
                                        ----            ----
     Backlog.......................   $15,488         $14,636

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, some of which are specifically designed for the customer, but most of which are standard catalog items. Both add-ons and cancellations of catalog items are made without charge to the customer, but charges are generally made on any cancellation of a specifically designed product. All backlog orders are expected to be filled in fiscal 2001.

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

The Company's principal properties are as follows:

                                           Acres        Approximate
     Location                             of Land       Square Feet
     --------                             -------       -----------
Bluffton, Indiana                          35.8           405,660
Siloam Springs, Arkansas                   32.6           240,400
Wilburton, Oklahoma                        30.0           327,135
Jonesboro, Indiana (1)                      -              34,570
Grant County, Indiana                       9.0            24,100
Muskegon, Michigan                         11.3           118,647
Wittlich, Rhineland, Germany                6.9            76,516
Brno, Czech Republic (1)                    2.3            35,524
Berzo Demo, Italy (1)                       -              28,248
Eight facilities with less
  than 25,000 square feet each (2)          1.7           103,602
                                          -----         ---------
Total                                     129.6         1,394,402
                                          =====         =========

In the Company's opinion, its facilities are suitable for their intended use and are in good condition.

(1)  Leased facility.
(2) Seven of the facilities are leased and in the aggregate have approximately 82,600 square feet.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is defending various claims and legal actions, including environmental matters, which have arisen in the ordinary course of business. The Company has attempted, where possible, to assess the likelihood of an unfavorable outcome to the Company as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and costs are accrued, as required under applicable accounting rules, when an unfavorable outcome is determined to be probable and a reasonable estimate can be made. As a result, the Company had an accrual balance of approximately $1.1 million and $1.2 million at December 30, 2000 and January 1, 2000, respectively, to provide for such actions.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The names, ages and all positions and offices held by the executive officers of the Company are:

                                                             In this
     Name            Age        Positions and Offices    office since
     ----            ---        ---------------------    ------------

William H. Lawson     64     Chairman of the Board and        1985
                             Chief Executive Officer
Jess B. Ford          49     Senior Vice President            1999
Peter C. Maske        50     Senior Vice President,           1999
                              Operations
William J. Foreman    64     Vice President                   1995
Donald R. Hobbs       59     Vice President, Submersible      1996
                              Motor Marketing
Thomas A. Miller      51     Vice President, Submersible      1998
                              Motor Engineering
Kirk M. Nevins        57     Vice President, Sales            1995
Gregg C. Sengstack    42     Vice President and
                              Chief Financial Officer         1999

Each executive officer is elected by the board of directors for a term of one year or until his successor is elected and qualified. Each executive officer was employed by the company during the preceding five years as an officer or in a management position.



                              PART II
                              -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The number of shareowners of record as of February 23, 2001 was 1,160. The Company's stock is traded on NASDAQ National Market: Symbol FELE.

Dividends paid and the price range per common share as quoted in The Wall Street Journal for 2000 and 1999 were as follows:

              DIVIDENDS PER SHARE              PRICE PER SHARE
                  2000  1999              2000                1999
                  ----  ----              ----                ----
                                     Low       High       Low       High
                                     ---       ----       ---       ----
1st Quarter...    $.20  $.17       $62 7/8   $72  3/4   $59       $70 3/4
2nd Quarter...    $.22  $.20       $63 7/8   $72 15/16  $59 1/2   $67
3rd Quarter...    $.22  $.20       $62 3/4   $70  1/4   $64 1/8   $74 7/8
4th Quarter...    $.22  $.20       $52 1/4   $73        $65 3/8   $73 7/8

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

FIVE YEAR FINANCIAL SUMMARY
--------------------------------------------------------------------------------------------
FRANKLIN ELECTRIC CO., INC.
(In thousands, except per share amounts)
                                               2000      1999      1998      1997      1996
                                                                             <F1>
--------------------------------------------------------------------------------------------
Operations:
  Net sales.............................   $325,731  $293,236  $272,533  $303,298  $300,689
  Gross profit..........................     85,186    84,171    79,955    85,533    79,214
  Gain on sale of subsidiary............        -         -         -       3,500       -
  Interest expense......................      1,111     1,317     1,364     1,435     1,308
  Income taxes .........................     13,683    15,591    15,237    15,004    11,827
  Net income............................     22,226    26,805    24,784    25,505    21,510
  Net income available to common shares.     22,226    26,805    24,784    25,505    21,510
  Depreciation and amortization.........     10,839     7,460     6,687     7,628     8,389
  Capital expenditures..................     14,108    13,691    24,601     8,598     6,235
Balance sheet:
  Working capital.......................     54,897    56,886    61,878    87,973    89,471
  Property, plant and equipment, net....     64,604    57,047    51,461    32,357    40,097
  Total assets..........................    197,179   176,101   167,590   163,110   172,959
  Long-term debt........................     15,874    17,057    18,089    19,163    20,276
  Shareowners' equity...................   $115,998  $ 96,293  $ 91,597  $ 92,841  $ 99,823
Other data:
  % Net income to sales.................       6.8%      9.1%      9.1%      8.4%      7.2%
  % Net income to total average assets..      11.9%     15.6%     15.0%     15.2%     13.2%
  Current ratio.........................       2.2       2.2       2.4       3.2       3.2
  Number of common shares outstanding...      5,504     5,413     5,574     5,847     6,371
Per share:
  Market price range
  High..................................   $  73.00  $  74.875 $  72.50  $  64.25  $  45.25
  Low...................................      52.25     59.00     40.00     41.25     30.75
  Net income per weighted-average
    common share........................       4.08      4.87      4.32      4.33      3.43
  Net income per weighted-average
    common share, assuming dilution.....       3.91      4.60      4.02      4.01      3.22
  Book value............................      20.41     16.54     14.84     14.58     14.95
  Cash dividends on common stock........   $   0.86  $   0.77  $   0.66  $   0.57  $   0.46
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS
---------------------
Net sales for 2000 were $325.7 million, an 11.1 percent increase from 1999 net sales of $293.2 million. The increased sales resulted primarily from a higher volume of sales of submersible water systems motors and industrial motor products. A portion of the growth is from supply agreements entered into in December 1998 and from the acquisition of EBW, Inc. ("EBW") and Advanced Polymer Technology, Inc. ("APT") on August 31, 2000. These increases were partially offset by lower sales of fueling systems products and the effects of the strengthening U.S. dollar relative to the euro and the South African rand. Net sales in 1999 compared to 1998 increased 7.6 percent. Net sales in 1999 increased due to a higher sales volume of submersible water systems motors. This increase was partially offset by lower sales of industrial motor and fueling systems products and the effects of the strengthening U.S. dollar relative to the South African rand.

Cost of sales as a percent of net sales for 2000, 1999 and 1998 was 73.8 percent, 71.3 percent and 70.7 percent, respectively. Cost of sales as a percent of sales increased in 2000 primarily as a result of higher employee compensation, energy costs, material costs in key commodities, depreciation and other project costs. Cost of sales as a percent of sales increased in 1999 from 1998 primarily due to higher employee compensation, increased LIFO inventory quantities, and other project costs needed to support the increased sales volume.

Selling and administrative expenses as a percent of net sales for 2000, 1999 and 1998 was 13.8 percent, 14.3 percent and 15.4 percent, respectively. The decrease in 2000 is primarily due to modest increases in fixed expenses while sales increased at a higher rate. The improvements in 1999 were primarily due to lower costs associated with employee stock awards and systems expenses.

Interest expense for 2000, 1999 and 1998 was $1.1 million, $1.3 million and $1.4 million, respectively.

During the third quarter of 2000, the Company recorded a one-time $3.2 million ($2.0 million after-tax) charge to earnings to recognize the costs of the unsuccessful acquisition of the fuel pumping systems business of the Marley Pump Company, a division of United Dominion Industries.

Included in other income, net for 2000, 1999 and 1998 was interest income of $1.2 million, $1.9 million and $3.6 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.

Foreign currency based transactions produced a loss for 2000, 1999 and 1998 of $0.7 million, $0.7 million and $0.1 million, respectively. The foreign currency transaction loss in both 2000 and 1999 was primarily due to the strengthening U.S. dollar relative to the German mark and South African rand. The foreign currency transaction loss in 1998 was primarily due to the movement of the U.S. dollar relative to the Mexican peso.

The provision for income taxes in 2000, 1999 and 1998 was $13.7 million, $15.6 million and $15.2 million, respectively. The effective tax rate for each year differs from the United States statutory rate of 35 percent, principally due to the effects of state and foreign income taxes, net of federal tax benefits.

Net income for 2000 was $22.2 million, or $3.91 per diluted share, compared to 1999 net income of $26.8 million, or $4.60 per diluted share. Net income for 1998 was $24.8 million, or $4.02 per diluted share.

Inflation has not had a significant effect on the Company's operations or financial condition.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $18.8 million, $36.1 million and $31.0 million in 2000, 1999 and 1998, respectively. The decrease in 2000 was related to increases in accounts receivable and decreases in accounts payable. The increases in 1999 and 1998 were primarily related to increases in accounts payable and accrued employee benefit plan obligations.

Net cash flows used in investing activities were $25.6 million, $0.1 million and $11.4 million in 2000, 1999 and 1998, respectively. The primary uses of cash in 2000 were for the acquisition of EBW and APT and additions to plant and equipment. The primary use of cash in 1999 was for additions to plant and equipment. The primary uses of cash in 1998 were for the purchase of certain operating and intangible assets from a motor manufacturer and additions to plant and equipment.

Net cash flows used in financing activities were $12.3 million, $26.0 million and $26.1 million in 2000, 1999 and 1998, respectively. The primary uses of cash in each of the three years related to the repurchase of the Company's common stock and the payment of dividends. During 2000, 1999 and 1998, the Company repurchased 126,700, 288,000 and 406,008 shares of its common stock for $8.4 million, $20.1 million and $26.0 million, respectively. The Company paid $4.6 million, $4.2 million and $3.8 million in dividends on the Company's common stock in 2000, 1999 and 1998, respectively. The Company has authority under its Board-approved stock repurchase program to purchase an additional 74,300 shares of its common stock.

Cash, cash equivalents and marketable securities at the end of 2000 were $9.6 million compared to $36.8 million at the end of 1999. Working capital decreased $2.0 million in 2000 and the current ratio of the Company was 2.2 at the end of 2000 and 1999.

Principal payments of $1.0 million per year on the Company's $20.0 million of unsecured long-term debt began in 1998 and will continue until 2008 when a balloon payment of $10.0 million will fully retire the debt. In January 1996, the Company entered into an unsecured, five-year $40.0 million revolving credit agreement (the "Agreement"). The Agreement, which was amended and restated on December 30, 1997, and extended for one year to 2002, provides for various borrowing rate options and includes a facility fee on the committed amount. Both the Company's long-term debt and note agreements contain certain financial covenants with respect to borrowings, fixed charge coverage, working capital, loans or advances, and investments. The Company was in compliance with all debt covenants at all times in 2000 and 1999.

At December 30, 2000, the Company had $2.1 million of commitments for the purchase of machinery and equipment.

During 2001, the Company intends to continue to seek acquisition candidates that are compatible with its existing product lines and that provide leveraged growth potential.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of intercompany balances utilizing a global netting system and limited use of foreign currency denominated debt. Interest rate exposure is principally limited to the marketable U.S. treasury and agency securities owned by the Company ($0 at December 30, 2000) and is mitigated by the short-term, generally less than 6 months, nature of these investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
------------------------------------------------------------------------------
                                             2000        1999         1998
(In thousands, except per share amounts)
------------------------------------------------------------------------------
Net sales.............................   $325,731    $293,236     $272,533

Cost of sales (including research
  and development expenses of $4,978,
  $5,251 and $4,700, respectively)....    240,545     209,065      192,578
                                         --------    --------     --------

Gross profit..........................     85,186      84,171       79,955

Selling and administrative expenses...     44,967      41,898       42,027
                                         --------    --------     --------

Operating income......................     40,219      42,273       37,928

Interest expense......................     (1,111)     (1,317)      (1,364)
Costs of unsuccessful acquisition.....     (3,237)        -            -
Other income, net.....................        764       2,185        3,572
Foreign exchange loss.................       (726)       (745)        (115)
                                         --------    --------     --------

Income before income taxes............     35,909      42,396       40,021

Income taxes (Note 5).................     13,683      15,591       15,237
                                         --------    --------     --------

Net income............................   $ 22,226    $ 26,805     $ 24,784
                                         ========    ========     ========
Per share data (Note 8):

  Net income per common share.........   $   4.08    $   4.87     $   4.32
                                         ========    ========     ========
  Net income per common share,
    assuming dilution.................   $   3.91    $   4.60     $   4.02
                                         ========    ========     ========

  Dividends per common share..........   $    .86    $    .77     $    .66
                                         ========    ========     ========

              See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
------------------------------------------------------------------------
ASSETS
                                                    2000        1999
(In thousands)
------------------------------------------------------------------------
Current assets:
  Cash and equivalents........................  $  9,631    $ 27,844
  Marketable securities.......................       -         8,968
  Receivables (less allowances of $1,949
    and $1,333, respectively).................    31,568      17,995
  Inventories:
    Raw materials.............................    19,950      15,749
    Work-in-process...........................    12,744       6,101
    Finished goods............................    27,229      28,239
    LIFO reserve..............................   (10,833)    (10,372)
                                                  49,090      39,717
  Other current assets (including deferred
    income taxes of $9,538 and $7,934,
    respectively, Note 5).....................    11,672       9,719
                                                --------     -------
      Total current assets....................   101,961     104,243

Property, plant and equipment, at cost:
  Land and buildings..........................    25,301      22,145
  Machinery and equipment.....................   122,191     113,452
                                                --------    --------
                                                 147,492     135,597
    Less allowance for depreciation...........    82,888      78,550
                                                --------    --------
                                                  64,604      57,047
Goodwill......................................    15,566         -
Deferred and other assets (including deferred
   income taxes of $1,483 and $1,530,
   respectively, Note 5)......................    15,048      14,811
                                                --------    --------

Total Assets..................................  $197,179    $176,101
                                                ========    ========


               See Notes to Consolidated Financial Statements

-------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
                                                     2000        1999
(In thousands)
-------------------------------------------------------------------------
Current liabilities:
  Current maturities of long-term debt and
    short-term borrowings (Note 6)............   $  1,076    $  1,018
  Accounts payable............................     16,114      20,669
  Accrued expenses (Note 4)...................     27,105      23,558
  Income taxes (Note 5).......................      2,769       2,112
                                                 --------    --------
    Total current liabilities.................     47,064      47,357

Long-term debt (Note 6).......................     15,874      17,057

Employee benefit plan obligations (Note 3)....     13,981      11,892

Other long-term liabilities...................      4,262       3,502

Shareowners' equity (Note 7):
  Common shares outstanding
    (5,504 and 5,413, respectively)...........        550         541
  Additional capital..........................     30,035      17,695
  Retained earnings...........................     93,445      84,242
  Loan to ESOP Trust (Note 3).................     (1,594)     (1,827)
  Accumulated other comprehensive loss........     (6,438)     (4,358)
                                                 --------    --------
     Total shareowners' equity................    115,998      96,293
                                                 --------    --------

Total Liabilities and Shareowners' Equity.....   $197,179    $176,101
                                                 ========    ========


              See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
---------------------------------------------------------------------------

                                                2000       1999       1998
(In thousands)
---------------------------------------------------------------------------
Cash flows from operating activities:
  Net income.................................$22,226    $26,805    $24,784
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Depreciation and amortization............ 10,839      7,460      6,687
    Deferred income taxes....................    (34)       672     (1,645)
    (Gain)Loss on disposals of plant
      and equipment..........................    275        110        (41)
    Changes in assets and liabilities:
      Receivables............................ (7,473)    (2,560)       753
      Inventories............................ (2,516)    (6,137)    (4,142)
      Other assets........................... (4,084)      (648)       (25)
      Accounts payable and other
        accrued expenses..................... (2,612)     7,689      2,216
      Employee benefit plan obligations......  2,156      2,506      2,176
      Other long-term liabilities............    (29)       203        247
                                             -------    -------    -------
Net cash flows from operating activities..... 18,748     36,100     31,010
                                             -------    -------    -------

Cash flows from investing activities:
  Additions to plant and equipment...........(14,108)   (13,691)   (24,601)
  Proceeds from sale of plant and equipment..     61         68         61
  Additions to deferred assets............... (2,829)    (5,412)    (7,395)
  Purchases of marketable securities......... (2,915)   (27,692)   (48,608)
  Cash paid for acquisition (Note 2).........(17,687)       -          -
  Proceeds from maturities of marketable
    securities............................... 11,883     46,645     69,184
                                             -------    -------    -------
Net cash flows from investing activities.....(25,595)       (82)   (11,359)
                                             -------    -------    -------

Cash flows from financing activities:
  Repayment of long-term debt (Note 6)....... (1,017)    (1,019)    (1,079)
  Borrowing on line of credit................    -          362      2,678
  Repayment of line of credit and short-term
    borrowings...............................    (41)    (2,794)      (271)
  Proceeds from issuance of common stock.....  1,541      1,899      1,778
  Purchases of common stock (Note 7)......... (8,351)   (20,124)   (25,995)
  Proceeds(Reductions) from stock
    subscriptions............................    -         (324)       352
  Reduction of loan to ESOP Trust............    233        232        233
  Dividends paid............................. (4,685)    (4,239)    (3,811)
                                             -------    -------    -------
Net cash flows from financing activities.....(12,320)   (26,007)   (26,115)
                                             -------    -------    -------

Effect of exchange rate changes on cash......    954        799        307
                                             -------    -------    -------


Net change in cash and equivalents...........(18,213)    10,810     (6,157)
Cash and equivalents at beginning of year.... 27,844     17,034     23,191
                                             -------    -------    -------
Cash and equivalents at end of year..........$ 9,631    $27,844    $17,034
                                             =======    =======    =======

Cash paid during 2000, 1999, and 1998 for interest was $1.1 million, $1.4 million and $1.4 million, respectively. Also, cash paid during 2000, 1999 and 1998 for income taxes was $14.6 million, $15.4 million and $18.8 million, respectively.

             See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share amounts)
                                                                                                        Accumulated
                                       Common                                                Loan to      Other
                                       Shares     Common  Additional  Retained    Stock       ESOP     Comprehensive  Comprehensive
                                     Outstanding   Stock   Capital    Earnings   Subscrip.    Trust    Income (Loss)      Income
                                     -----------   -----   -------    --------   --------     -----    -------------      ------
Balance year end 1997..............   5,846,833    $585    $10,295    $87,508     $  (625)  $(2,292)    $(2,630)
Net income.........................                                    24,784                                            $24,784
 Currency translation adjustment...                                                                         180              180
 Pension liability adjustment......                                                                        (428)            (428)
                                                                                                                         -------
  Comprehensive income, net of tax.                                                                                      $24,536
                                                                                                                         =======
Dividends on common stock..........                                    (3,811)
Common stock issued................     132,895      13      2,420       (614)
Common stock repurchased...........    (406,008)    (41)              (25,995)
Proceeds from stock subscriptions..                                                   352
Stock subscription amortization
  and adjustment...................                          1,390                    273
Loan payment from ESOP.............                                                             233
                                      ---------    ----    -------    -------     -------   -------    -------
Balance year end 1998..............   5,573,720     557     14,105     81,872         -      (2,059)    (2,878)
                                      ---------    ----    -------    -------     -------   -------    -------

Net income.........................                                    26,805                                           $26,805
 Currency translation adjustment...                                                                     (1,849)          (1,849)
 Pension liability adjustment......                                                                        369              369
                                                                                                                        -------
  Comprehensive income, net of tax.                                                                                     $25,325
                                                                                                                        =======
Dividends on common stock..........                                    (4,239)
Common stock issued................     129,200      13      1,886
Common stock repurchased...........    (288,000)    (29)              (20,095)
Retirement of incentive stock......      (1,500)                         (101)
Stock subscription amortization
  and adjustment...................                          1,704
Loan payment from ESOP.............                                                             232
                                      ---------    ----    -------    -------     -------   -------    -------
Balance year end 1999..............   5,413,420     541     17,695     84,242         -      (1,827)    (4,358)
                                      ---------    ----    -------    -------     -------   -------    -------

Net income.........................                                    22,226                                           $22,226
 Currency translation adjustment...                                                                     (1,693)          (1,693)
 Pension liability adjustment......                                                                       (387)            (387)
                                                                                                                        -------
  Comprehensive income, net of tax.                                                                                     $20,146
                                                                                                                        =======
Dividends on common stock..........                                    (4,685)
Common stock issued................     217,647      22     11,519
Common stock repurchased...........    (126,700)    (13)               (8,338)
Stock subscription amortization
  and adjustment...................                            821
Loan payment from ESOP.............                                                             233
                                      ---------    ----    -------    -------     -------   -------    -------
Balance year end 2000..............   5,504,367    $550    $30,035    $93,445     $   -     $(1,594)   $(6,438)
                                      =========    ====    =======    =======     =======   =======    =======



                                                    See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
-----------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR--The Company's fiscal year ends on the Saturday nearest  December
31. The financial statements and accompanying notes are as of and for the years ended December 30, 2000 (52 weeks), January 1, 2000 (52 weeks) and January 2, 1999 (52 weeks) and are referred to as 2000, 1999 and 1998, respectively.

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries.

REVENUE RECOGNITION--Sales are recognized when the Company's products are shipped.

CASH EQUIVALENTS--Cash equivalents consist of highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations and have original or purchased maturities of three months or less.

MARKETABLE SECURITIES--Marketable securities consist of short-term U.S. treasury and agency securities with maturities of greater than 3 months at the date of purchase. All securities are categorized as held-to-maturity and are stated at amortized cost. Due to the nature of these securities, the difference between the amortized cost and fair value is immaterial.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts for cash and equivalents, long-term debt and short-term debt approximate fair value. The fair value of long-term debt is estimated based on current borrowing rates for similar issues and current exchange rates for foreign currency denominated amounts. The Company's off-balance sheet instruments are not significant.

INVENTORIES--Inventories are stated at the lower of cost or market. The majority of the cost of domestic inventories is determined using the last-in, first-out (LIFO) method; all remaining inventory costs are determined using the first-in, first-out (FIFO) method. Inventories stated on the LIFO method approximated 55 percent and 57 percent of total inventories in 2000 and 1999, respectively.

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

COMPREHENSIVE INCOME--The Company adopted SFAS No. 130, "Reporting Comprehensive Income", in the first quarter of 1998 and has elected to display comprehensive income and its components in its consolidated statements of shareowners' equity.

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

RECLASSIFICATIONS--Certain prior year amounts are reclassified when necessary to conform to the current year presentation.

PENDING ACCOUNTING PRONOUNCEMENTS--SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and, as amended by SFAS No. 137 and SFAS No. 138, will be effective in the first quarter of the Company's fiscal year ending December 29, 2001. SFAS No. 133 establishes a new model for accounting for derivatives on the balance sheet as either assets or liabilities, measures them at fair value, and requires that changes in fair value be recognized currently in income unless specific hedge accounting criteria are met. Certain disclosures concerning the designation and assessment of hedging relationships are also required. In January 2001, the Company adopted SFAS No 133. No transition adjustment was required.

2.   BUSINESS ACQUISITIONS

EBW, Inc. and Advanced Polymer Technology, Inc.
-----------------------------------------------
On August 31, 2000, the Company acquired all of the outstanding shares of capital stock of EBW, Inc. and Advanced Polymer Technology, Inc. ("EBW" and "APT"), manufacturers of equipment for use in fueling systems. The Company paid to the selling shareholders of EBW and APT an aggregate of $20.3 million at the closing date, consisting of $10.3 million in cash and the issuance of $10.0 million of the Company's common stock (154,247 shares). The Company also assumed an aggregate of $7.5 million of EBW and APT's credit obligations, of which $7.4 million was paid to the creditors by the Company on the closing date. In aggregate, the acquisition was recorded at a total purchase price of $27.9 million, including $0.1 million in acquisition costs, at the closing date. The Company may pay additional consideration contingent on the future earnings performance of EBW and APT through December 31, 2003.

The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the aggregate purchase price was allocated to the net assets acquired based on the estimated fair values. The fair value of the net assets acquired was estimated to be $12.1 million at the closing date, however, the fair value of the net assets acquired will continue to be evaluated by the Company over the next year. The excess of purchase price over the fair value of the net assets acquired ($15.8 million at the August 31, 2000 closing date) has been recorded as goodwill which is being amortized on a straight-line basis over 20 years. Any additional future payments made to the selling shareholders of EBW and APT upon the resolution of the earnings contingency will be recorded as additional goodwill and amortized over the remainder of the initial 20 year period.

The operating results of EBW and APT have been included in the Company's consolidated financial statements from the date of acquisition. On the basis of an unaudited, pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of 1999, consolidated net sales would have been $ 356.5 million and $ 336.9 million for 2000 and 1999, respectively. Consolidated pro forma income and earnings per share information would not have been materially different from the reported amounts for 2000 and 1999. Such unaudited, pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1999.

Other
-----
On August 30, 2000, the Federal District Court in Madison, Wisconsin issued an injunction prohibiting the Company's proposed acquisition of the fuel pumping systems business of the Marley Pump Company, a division of United Dominion Industries. The Court found that the proposed acquisition would violate the Federal antitrust laws. The Company recorded a one-time $3.2 million ($2.0 million after-tax) charge to earnings to recognize the costs of this unsuccessful acquisition effort.

During 1998, the Company purchased certain operating and intangible assets from a motor manufacturer. The Company paid $17.5 million in cash at the acquisition date, and may pay additional contingent consideration according to terms that expire on December 31, 2002. The amount, if any, of this contingent consideration is not currently determinable.

3.   EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS - As of December 30, 2000, the Company's domestic operations maintain three separate pension plans.

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

The following table sets forth aggregated information related to the Company's domestic pension benefits and other postretirement benefits, including changes in the benefit obligations, changes in plan assets, funded status, amounts recognized in the Consolidated Balance Sheets, and actuarial assumptions:

(In thousands)
---------------------------------------------------------------------------
                                  Pension Benefits        Other Benefits
                                   2000       1999       2000       1999
                                   ----       ----       ----       ----
Change in benefit obligation:
Benefit obligation, b/o/y......$ 91,199   $ 92,298   $ 11,863   $ 12,640
Service cost...................   3,100      3,003        289        335
Interest cost..................   7,056      6,258        868        813
Plan amendments................    (217)     1,460        -          -
Actuarial (gain)/loss..........   6,479     (7,281)       323       (742)
Employee contributions.........      18        349        -          -
Benefits paid..................  (6,889)    (4,888)    (1,225)    (1,183)
                               --------   --------   --------   --------
Benefit obligation, e/o/y......$100,746   $ 91,199   $ 12,118   $ 11,863
                               ========   ========   ========   ========
Change in plan assets:
Fair value of assets, b/o/y....$112,342   $110,218   $    -     $    -
Actual return on plan assets...   6,302      6,663        -          -
Company contributions..........      89        -        1,225      1,183
Employee contributions.........      18        349        -          -
Benefits paid..................  (6,889)    (4,888)    (1,225)    (1,183)
                               --------   --------   --------   --------
Fair value of assets, e/o/y....$111,862   $112,342   $    -     $    -
                               ========   ========   ========   ========
Reconciliation of funded status:
Funded status..................$ 11,116   $ 21,143   $(12,118)  $(11,863)
Unrecognized net (gain)/loss... (24,687)   (34,712)     2,322      2,121
Unrecognized transition
 obligation/(asset)...........      -         (112)     5,867      6,356
Unrecognized prior service
 cost..........................   5,700      6,736        -          -
                               --------   --------   --------   --------
Net amount recognized..........$ (7,871)  $ (6,945)  $ (3,929)  $ (3,386)
                               ========   ========   ========   ========
Amounts recognized in the
 Consolidated Balance Sheets:
Accrued benefit liability......$ (9,005)  $ (7,442)  $ (3,929)  $ (3,386)
Intangible asset...............     -            8        -          -
Deferred tax asset.............     452        194        -          -
Accumulated other comprehensive
 loss..........................     682        295        -          -
                               --------   --------   --------   --------
Net amount recognized..........$ (7,871)  $ (6,945)  $ (3,929)  $ (3,386)
                               ========   ========   ========   ========
Actuarial assumptions:
Discount rate..................   7.50%      7.50%      7.50%      7.50%
Rate of increase in future
  compensation................. 0-5.00%    0-5.00%      5.00%      5.00%
Expected long-term rate of
  return on plan assets........   9.25%      9.25%        -          -
---------------------------------------------------------------------------

The following table sets forth aggregated net domestic periodic benefit cost for 2000, 1999 and 1998:

(In thousands)
----------------------------------------------------------------------------
                       Pension Benefits                 Other Benefits
                     2000     1999     1998          2000     1999     1998
                     ----     ----     ----          ----     ----     ----

Service cost....   $3,100   $3,003   $2,509        $  289   $  335   $  258
Interest cost...    7,056    6,258    5,868           868      813      840
Expected return
 on assets......   (9,171)  (8,272)  (7,224)          -        -        -
Amortization of
 unrecognized:
  obligation/
   (asset)......     (112)     (43)     (43)          489      489      489
  Prior service
   cost.........      819      896      769           -        -        -
  Loss/(Gain)...     (677)       3     (118)          122      200      162
                   ------   ------   ------        ------   ------   ------
Net periodic
 benefit cost...   $1,015   $1,845   $1,761        $1,768   $1,837   $1,749
                   ======   ======   ======        ======   ======   ======
----------------------------------------------------------------------------

The plan assets of the pension plans consist primarily of common stocks and bonds, including $20,791 and $21,303 of the Company's common stock in 2000 and 1999, respectively. In 1999 the Company purchased 70,000 shares of its common stock from the pension plans for $5.0 million.

One of the Company's three pension plans covers certain management employees. The Company does not fund this plan, and its assets were zero in 2000 and 1999. The plan's projected benefit obligation and accumulated benefit obligation were $4,304 and $3,337, respectively, at December 30, 2000, and $2,992 and $2,109, respectively, at January 1, 2000.

The Company's German subsidiary, which does not report pension information under the Employee Retirement Income Security Act of 1974, calculates the pension liability based on local requirements. The long-term pension liability for the German subsidiary was $1,057 at December 30, 2000 and $1,064 at January 1, 2000. The difference between calculating the pension liability under local requirements versus SFAS No. 87 requirements is immaterial. Pension liabilities for other foreign subsidiaries are not significant.

DEFINED CONTRIBUTION PLANS - The Company maintains an integrated 401(k) and Employee Stock Ownership Plan (ESOP).

In 1996 and 1992, the ESOP Trustee acquired shares of Company common stock on the open market using the proceeds of a ten-year, $0.3 million loan and a fifteen-year, $3.0 million loan, respectively, from the Company. Under the terms of the variable rate loan (6.31 percent at December 30, 2000), principal plus interest is payable in equal annual installments. The shares of stock purchased with the loan proceeds are collateral for the loan and are considered outstanding for purposes of calculating earnings per share.

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

At December 30, 2000, 119,090 shares were allocated to the accounts of participants, 9,471 shares were committed to be released and allocated to the accounts of participants for service rendered during 2000, and 47,094 shares were held by the ESOP Trust in suspense.

The following table sets forth the interest expense and Company contributions to the integrated ESOP and 401(k) Plan.

(In thousands)
---------------------------------------------------------------------------
                                                2000     1999     1998
                                                ----     ----     ----
Interest expense incurred by the plan
  on ESOP debt.............................   $  104   $  118   $  133
Company contributions to integrated plan...   $1,308   $1,004   $  986
---------------------------------------------------------------------------


4.   ACCRUED EXPENSES

Accrued expenses consisted of:

(In thousands)
---------------------------------------------------------------------------
2000               1999
----              ----
Salaries, wages and commissions.......    $ 8,191           $ 7,818
Product warranty costs................      5,244             4,402
Insurance.............................      6,114             5,522
Employee benefits.....................      2,190             1,919
Other.................................      5,366             3,897
                                          -------           -------
                                          $27,105           $23,558
                                          =======           =======
---------------------------------------------------------------------------


5.   INCOME TAXES

Income before income taxes consisted of:

(In thousands)
---------------------------------------------------------------------------
                                      2000         1999         1998
                                      ----         ----         ----
Domestic....................       $27,202      $35,104      $33,900
Foreign.....................         8,707        7,292        6,121
                                   -------      -------      -------
                                   $35,909      $42,396      $40,021
                                   =======      =======      =======
---------------------------------------------------------------------------

The income tax provision consisted of:

(In thousands)
--------------------------------------------------------------------------
                                      2000         1999         1998
                                      ----         ----         ----
Currently payable:
  Federal...................       $ 8,328      $10,198      $12,095
  Foreign...................         3,412        2,954        2,432
  State.....................         1,977        1,767        2,355
Deferred:
  Federal...................          (188)         472       (1,512)
  Foreign...................            68           31           72
  State.....................            86          169         (205)
                                   -------      -------      -------
                                   $13,683      $15,591      $15,237
                                   =======      =======      =======
--------------------------------------------------------------------------
Significant components of the Company's deferred tax assets and liabilities were as follows:

(In thousands)
--------------------------------------------------------------------------
2000           1999
----          ----
Deferred tax assets:
  Accrued expenses and reserves..............  $ 6,424       $ 6,515
  Compensation and employee benefits.........    7,032         6,221
  Other items................................    3,264         1,201
                                               -------       -------
    Total deferred tax assets................   16,720        13,937
                                               -------       -------

Deferred tax liabilities:
  Accelerated depreciation on fixed assets...    5,312         4,183
  Other items................................      387           290
                                               -------       -------
    Total deferred tax liabilities...........    5,699         4,473
                                               -------       -------
Net deferred tax assets......................  $11,021       $ 9,464
                                               =======       =======
--------------------------------------------------------------------------
The portions of current and non-current deferred tax assets and liabilities were as follows:

(In thousands)
--------------------------------------------------------------------------
                           2000                     1999
                           ----                     ----
                   Deferred   Deferred      Deferred   Deferred
                     Tax        Tax           Tax        Tax
                    Assets   Liabilities     Assets   Liabilities
                    ------   -----------     ------   -----------
  Current........  $ 9,538     $   -        $ 7,934      $   -
  Non-current....    7,182       5,699        6,003        4,473
                   -------     -------      -------      -------
                   $16,720     $ 5,699      $13,937      $ 4,473
                   =======     =======      =======      =======
---------------------------------------------------------------------------

There was no valuation allowance for deferred tax assets required in 2000 or 1999.

The differences between the statutory and effective tax rates were as follows:
-----------------------------------------------------------------------------
                                      2000       1999       1998
                                      ----       ----       ----

U.S. Federal statutory rate......     35.0%      35.0%      35.0%
State income taxes, net of
  federal benefit................      3.4        3.3        3.8
Other items......................     (0.3)      (1.5)      (0.7)
                                      -----      -----      -----
                                      38.1%      36.8%      38.1%
                                      =====      =====      =====
-----------------------------------------------------------------------------


6.   DEBT

Long-term debt consisted of:

(In thousands)
-----------------------------------------------------------------------------
                                               2000        1999
                                               ----        ----
Insurance Company--6.31%, principal
  payments of $1.0 million due in
  annual installments, with a balloon
  payment of $10,000 in 2008 ($3,061
  denominated in JPY at 12/30/00).......    $16,838     $18,000
Bank....................................         53          75
                                            -------     -------
                                             16,891      18,075
Less current maturities.................     (1,017)     (1,018)
                                            -------     -------
                                            $15,874     $17,057
                                            =======     =======
----------------------------------------------------------------------------

The Company's short-term borrowings were $59 at December 30, 2000. The Company's long-term debt with the insurance company is unsecured and the long-term debt agreement provides for certain financial covenants relative to working capital, additional borrowings, loans or advances and investments.
The Company was in compliance with all debt covenants at all times in 2000 and 1999.

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

7.   SHAREOWNERS' EQUITY

The Company had 5,504,000 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding at the end of 2000.

During 2000 and 1999, pursuant to stock repurchase programs authorized by the Company's Board of Directors, the Company repurchased a total of 126,700 shares for $8.4 million and 288,000 shares for $20.1 million, respectively. Of these shares, 130,000 were repurchased from an officer of the Company in 1999. All repurchased shares were retired.

During 2000 and 1998, under terms of a Company stock option plan, a participant remitted 10,000 and 9,851 shares of Company common stock, respectively, as consideration for stock issued upon the exercise of stock options. The total exercise price of the respective stock options was $0.7 and $0.6 million in 2000 and 1998, respectively, and the shares remitted to the Company were subsequently retired.

Stock subscriptions are principally deferred costs recognized in connection with the issuance of loans to officers under the 1988 Executive Stock Purchase Plan (1988 Purchase Plan). Under the 1988 Purchase Plan, executives of the Company are awarded the right to purchase shares of its common stock through a Company loan at the closing price on the day prior to the date of purchase. In 1998 the Company extended the 1988 Purchase Plan ten additional years, and at December 30, 2000, 512,800 shares were available for future awards.


8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)
----------------------------------------------------------------------------
                                          2000        1999        1998
                                          ----        ----        ----
Numerator:
  Net Income.......................... $22,226     $26,805     $24,784
                                       =======     =======     =======
Denominator:
 Basic
 -----
  Weighted-average common shares.....    5,454       5,502       5,733

 Diluted
 -------
  Effect of dilutive securities:

    Employee and director incentive
      stock options and awards........     230         321         437
                                       -------     -------     -------
  Adjusted weighted-average common
      shares..........................   5,684       5,823       6,170
                                       =======     =======     =======
Basic earnings per share.............. $  4.08     $  4.87     $  4.32
                                       =======     =======     =======
Diluted earnings per share............ $  3.91     $  4.60     $  4.02
                                       =======     =======     =======
----------------------------------------------------------------------------

9.   STOCK-BASED COMPENSATION

The Company has authorized the grant of options to purchase common stock of the Company to employees and non-employee directors of the Company and its subsidiaries under five fixed stock option plans. The plans and the original number of authorized shares available for grants are as follows:
---------------------------------------------------------------------------
                                                                     Shares
                                                                     ------
Employee Plans:
 1981 Incentive Stock Option Plan                                   555,000
 1986 Non-Qualified Stock Option Plan                               555,000
 1996 Employee Stock Option Plan                                    600,000
Non-Employee Director Plans:
 1990 Non-Employee Director Stock Option Plan                        60,000
 Amended and Restated 1996 Non-Employee Director Stock Option Plan  300,000
---------------------------------------------------------------------------

Under each of the above plans, the exercise price of each option equals the market price of the Company's common stock on the date of grant and the options expire ten years after the date of the grant. Generally, options granted under the Employee Plans vest 20 percent a year and become fully vested and exercisable after five years. Options granted under the Non-Employee Director Plans vest 33 percent a year and become fully vested and exercisable after three years. At December 30, 2000, there were no remaining shares for future grants under the 1981 and 1986 Employee Plans and the 1990 Non-Employee Director Plan.


A summary of the Company's fixed stock option plans activity and related information for 2000, 1999 and 1998 follows:


----------------------------------------------------------------------------------------------------------
                            2000                        1999                        1998
                            ----                        ----                        ----
                               Weighted-Average            Weighted-Average             Weighted-Average
Fixed Options         Shares    Exercise Price     Shares   Exercise Price     Shares    Exercise Price
-------------         -------------------------    ------------------------    -------------------------
Outstanding at
  beginning of year    589,917      $38.79          642,617     $30.09          762,296      $25.73
Granted                184,333       65.01           84,000      70.31           43,500       66.27
Exercised              (63,400)      24.30         (129,200)     14.70         (142,746)      16.50
Forfeited                  -           -             (7,500)     60.94          (20,433)      39.55
                       -------                      -------                     -------
Outstanding at
  end of year          710,850      $46.89          589,917     $38.79          642,617      $30.09
                       =======                      =======                     =======
----------------------------------------------------------------------------------------------------------

The following summarizes information about fixed stock options outstanding at December 30, 2000:

----------------------------------------------------------------------------------------------------------
                              Options Outstanding                              Options Exercisable
                  -----------------------------------------------         ------------------------------
                     Number     Weighted-Average                              Number
   Range of       Outstanding       Remaining      Weighted-Average         Exercisable   Weighted-Average
Exercise Prices   at 12/30/00   Contractual Life   Exercise Price           at 12/30/00    Exercise Price
---------------   -----------   ----------------   ----------------         -----------   ---------------
$15.00 to 32.50     302,600       3.83 years            $28.47                302,600        $28.47
 32.51 to 54.13     108,750       5.95                   42.32                 85,450         42.00
 54.14 to 74.88     299,500       8.94                   67.15                 34,800         68.32
                    -------                                                   -------
$15.00 to 74.88     710.850       6.30                  $46.89                422,850        $34.48
                    =======                                                   =======
-----------------------------------------------------------------------------------------------------------


For pro forma information regarding net income and earnings per share, the fair value for the options awarded in 2000, 1999 and 1998 for all fixed stock option plans was estimated as of the date of the grant using a Black-Scholes option valuation model. The following table sets forth the weighted average assumptions for 2000, 1999 and 1998, respectively.
----------------------------------------------------------------------------
                                        2000       1999       1998
                                        ----       ----       ----
  Risk-free interest rate............   6.19%      5.76%      5.49%
  Dividend yield.....................   1.30%      1.20%      1.20%
  Volatility factor..................    .198       .223       .230
  Weighted-average expected life.....   6 years    6 years    6 years
----------------------------------------------------------------------------

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

(In thousands, except per share amounts)
----------------------------------------------------------------------------
                                         2000         1999        1998
                                         ----         ----        ----
 Reported net income................. $22,226      $26,805     $24,784
 Pro forma net income................ $21,259      $26,156     $24,312

 Reported net income available
   per common share..................   $4.08        $4.87       $4.32
 Pro forma net income available
   per common share..................   $3.90        $4.75       $4.24

 Reported net income available per
   common share, assuming dilution...   $3.91        $4.60       $4.02
 Pro forma net income available per
   common share, assuming dilution...   $3.74        $4.49       $3.94
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

During 2000, the Franklin Electric Co., Inc. Key Employee Performance Incentive Stock Plan (Incentive Plan) was established. Under the Incentive Plan, employees may be granted restricted shares of the Company's common stock, vesting subject to the employees' attainment of certain goals. No shares were awarded under the Incentive Plan in 2000. At December 30, 2000, 100,000 shares were available for future awards.

10.   SEGMENT AND GEOGRAPHIC INFORMATION

Based on the management approach established by SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", the Company's business consists of two operating segments that offer different products: the motor segment and the electronic controls segment.

The motor segment designs, manufactures and sells motors and related parts and equipment for use in submersible water and fueling systems, and in a wide variety of industrial motor products. The electronic controls segment designs and manufactures electronic controls for the principal purpose of being a supplier to the motor segment.

Under SFAS No. 131's quantitative threshold and aggregation criteria, the Company's two operating segments have been combined into a single reportable segment. As a result, there are no significant differences between reportable segment financial information and the Company's consolidated results.

The Company's products are primarily sold to original equipment manufacturers and through independent distributors in the United States, Canada, Europe, Australia, South Africa, Mexico, Japan, China and other world markets. Net sales attributed to customers located in the United States were $224.4 million, $207.7 million and $192.8 million in 2000, 1999 and 1998, respectively. Net sales attributed to foreign customers were $101.3 million, $85.5 million and $79.7 million in 2000, 1999 and 1998, respectively, of which no single country was significant. Long-lived assets located in the United States totaled $53.0 million, $47.5 million and $43.4 million in 2000, 1999 and 1998, respectively. Long-lived assets in foreign countries totaled $11.6 million, $9.5 million and $8.1 million in 2000, 1999 and 1998, respectively, of which no single country was significant.

One customer accounted for 15.7 percent, 15.3 percent, and 14.0 percent of the Company's consolidated sales in 2000, 1999 and 1998, respectively.


11.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial information for 2000 and 1999 is as follows:

 (In thousands, except per share amounts)
---------------------------------------------------------------------------
                                                        Basic      Diluted
                      Net       Gross        Net      Earnings    Earnings
                    Sales      Profit      Income     Per Share   Per Share
                    -----      ------      ------     ---------   ---------
2000
----
1st Quarter.....  $ 66,051     $17,187     $ 3,903      $ .72      $ .69
2nd Quarter.....    84,875      23,592       7,785       1.44       1.38
3rd Quarter.....    85,173      20,918       3,442        .63        .61
4th Quarter.....    89,632      23,489       7,096       1.28       1.23
                  --------     -------     -------
                  $325,731     $85,186     $22,226      $4.08      $3.91
                  ========     =======     =======

1999
----
1st Quarter.....  $ 58,014     $15,438     $ 3,477      $ .63      $ .59
2nd Quarter.....    74,595      21,524       7,008       1.26       1.19
3rd Quarter.....    81,795      23,061       8,118       1.49       1.40
4th Quarter.....    78,832      24,148       8,202       1.51       1.44
                  --------     -------     -------
                  $293,236     $84,171     $26,805      $4.87      $4.60
                  ========     =======     =======
---------------------------------------------------------------------------


12.   CONTINGENCIES AND COMMITMENTS

The Company is defending various claims and legal actions which have arisen in the ordinary course of business. The Company has attempted, where possible, to assess the likelihood of an unfavorable outcome as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and costs are accrued, as required under applicable accounting rules, when an unfavorable outcome is determined to be probable and a reasonable estimate can be made. As a result, the Company has an accrual balance of approximately $1.1 million and $1.2 million at December 30, 2000 and January 1, 2000, respectively, to provide for such actions.

Total rent expense charged to operations for operating leases including contingent rentals was $2.2 million, $1.8 million and $1.9 million for 2000, 1999 and 1998, respectively. The future minimum rental payments for noncancellable operating leases as of December 30, 2000, are as follows:
2001, $1.3 million; 2002, $0.9 million and 2003, $0.4 million. Rental commitments subsequent to 2003 are not material.

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and consolidated subsidiaries as of December 30, 2000 and January 1, 2000 and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and consolidated subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


 /s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
January 26, 2001

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.



                                  PART III
                                  --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information concerning directors required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2001, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT."

The information concerning Item 405 disclosures of delinquent Form 3,4 or 5 filers required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2001, under the heading of "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2001, under the headings of "INFORMATION ABOUT THE BOARD AND ITS COMMITTEES," "COMPENSATION COMMITTEE REPORT," "SUMMARY COMPENSATION TABLE," "OPTION GRANTS IN 2000 FISCAL YEAR," "AGGREGATED OPTION EXCERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES", "PENSION PLANS" and "AGREEMENTS," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2001, under the heading of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2001, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "AGREEMENTS," and is incorporated herein by reference.

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
          ----------------------------------------

          Independent Auditors' Report........................ 32
          Consolidated Statements of Income for the
            three years ended December 30, 2000............... 12
          Consolidated Balance Sheets, as of
            December 30, 2000 and January 1, 2000............. 13-14
          Consolidated Statements of Cash Flows
            for the three years ended December 30, 2000....... 15-16
          Consolidated Statements of Shareowners' Equity
            for the three years ended December 30, 2000....... 17
          Notes to Consolidated Financial Statements
            (including quarterly financial data).............. 18-31

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

(b) Reports on Form 8-K filed during the fourth quarter ended December 30, 2000:

          None.

(c)  See the Exhibit Index located on pages 37-38.

(d) Individual financial statements and all other schedules of the Registrant are omitted as they are not required.

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     For the years 2000, 1999 and 1998
                               (In thousands)
                                ------------

                            Additions
              Balance at    charged to                              Balance
               beginning    costs and                               at end
Description    of period     expenses     Deductions    Other      of period
-----------    ---------     --------     ----------    -----      ---------



Allowance for doubtful accounts:

2000              $1,333        $673           $ 99 (A)  $ 42        $1,949
                  ======        ====           ====      ====        ======

1999              $1,107        $267           $ 41 (A)  $ -         $1,333
                  ======        ====           ====      ====        ======

1998              $1,349        $271           $513 (A)  $ -         $1,107
                  ======        ====           ====      ====        ======






NOTES:
------

     (A)  Uncollectible accounts written off, net of recoveries.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Franklin Electric Co., Inc.

                                         /s/ WILLIAM H. LAWSON
                                        --------------------------
                                        William H. Lawson
                                        Chairman of the Board and
(Date) February 16, 2001                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ WILLIAM H. LAWSON                  Chairman of the Board and
-------------------------------------   Chief Executive Officer
William H. Lawson   February 16, 2001   (Principal Executive
                                        Officer)

 /s/ GREGG C. SENGSTACK                 Vice President and Chief
-------------------------------------   Financial Officer (Principal
Gregg C. Sengstack  February 16, 2001   Financial and Accounting
                                        Officer)

 /s/ JEROME D. BRADY
-------------------------------------
Jerome D. Brady     February 16, 2001   Director

/s/  JOHN B. LINDSAY
-------------------------------------
John B. Lindsay     February 16, 2001   Director

 /s/ ROBERT H. LITTLE
-------------------------------------
Robert H. Little    February 16, 2001   Director

 /s/ PATRICIA SCHAEFER
-------------------------------------
Patricia Schaefer   February 16, 2001   Director

 /s/ DONALD J. SCHNEIDER
-------------------------------------
Donald J. Schneider February 16, 2001   Director

 /s/ R.SCOTT TRUMBULL
-------------------------------------
R. Scott Trumbull   February 16, 2001   Director

 /s/ JURIS VIKMANIS
-------------------------------------
Juris Vikmanis      February 16, 2001   Director

 /s/ HOWARD B. WITT
-------------------------------------
Howard B. Witt      February 16, 2001   Director

                          FRANKLIN ELECTRIC CO., INC.
                 EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

Exhibit
Number                     Description
------                     -----------

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

    10.2  Amended 1988 Executive Stock Purchase Plan
          (incorporated herein by reference to the Company's 1998 Proxy Statement for the Annual Meeting held on April 17, 1998, and included as Exhibit A to the Proxy Statement)*

    10.3  Amended 1981 Incentive Stock Option Plan
          (incorporated herein by reference to the Company's 1988 Proxy Statement for the Annual
          Meeting held on April 15, 1988, and included as Exhibit B to the Proxy Statement)*

    10.4 Amended 1986 Stock Option Plan (incorporated herein by reference to the Company's 1988 Proxy
          Statement for the Annual Meeting held on April
          15, 1988, and included as Exhibit C to the Proxy
          Statement)*

    10.5  1990 Franklin Electric Non-Employee Director Stock
          Option Plan (incorporated herein by reference to the Company's 1991 Proxy Statement for the Annual
          Meeting on April 19, 1991)*

    10.6 1996 Franklin Electric Co., Inc., Employee Stock Option Plan (incorporated herein by reference to the Company's 1996 Proxy Statement for the Annual Meeting held on April 12, 1996, and included as Exhibit A to the Proxy Statement)*

    10.7 Franklin Electric Co., Inc. Amended and Restated 1996 Nonemployee Director Stock Option Plan (incorporated herein by reference to the Company's 2000 Proxy Statement for the Annual Meeting held on April 14, 2000, and included as Exhibit A to the Proxy Statement)*

    10.8  Franklin Electric Co., Inc. Key Employee Performance
          Incentive Stock Plan (incorporated herein by reference to the Company's 2000 Proxy Statement for the Annual Meeting held on April 14, 2000, and included as Exhibit B to the Proxy Statement)*

    10.9 Franklin Electric Co., Inc. Nonemployee Directors' Deferred Compensation Plan*

    10.10 Employment Agreement dated December 5, 1986 between the Company and William H. Lawson (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended December 28, 1991)*

    10.11 Employment Agreement dated October 23, 1995 between the Company and Jess B. Ford (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended December 30, 1995)*

    10.12 Employment Agreement dated December 7, 2000 between the
          Company and Gregg C. Sengstack*

    10.13 Amended and Restated Credit Agreement dated as of December 30, 1997 between the Company and various commercial banks (incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K for the fiscal year ended January 3, 1998)

    21    Subsidiaries of the Registrant............................ 39
    23    Independent Auditors' Consent............................. 40
    27    Financial Data Schedule................................... 41
    99    Additional Exhibits....................................... 42-43

    * Management contract or compensatory plan or arrangement