Form 10-Q
period 2001-03-31
FRANKLIN ELECTRIC CO INC
filed 2001-05-11
CIK 38725

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -----------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------
                                     OR

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

         YES   X                                      NO
             ------                                      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING AT
    CLASS OF COMMON STOCK                         MAY 10, 2001
    ---------------------                        --------------
       $.10 par value                          5,490,867 shares

                         FRANKLIN ELECTRIC CO., INC.

                                   Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of March 31, 2001 (Unaudited)
            and December 30, 2000 (Unaudited)...............     3

            Condensed Consolidated Statements of
            Income for the Three Months
            Ended March 31, 2001 (Unaudited) and
            April 1, 2000 (Unaudited).......................     4

            Condensed Consolidated Statements
            Of Cash Flows for the Three Months
            Ended March 31, 2001 (Unaudited) and
            April 1, 2000 (Unaudited).......................     5

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)................   6-8

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations...........................  9-10


   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk...............................    10


PART II.    OTHER INFORMATION
-----------------------------

   Item 4.  Submission of Matters to a Vote of
              Security Holders..............................    11

   Item 6.  Exhibits and Reports on Form 8-K................    11



Signatures..................................................    12
----------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                      FRANKLIN ELECTRIC CO., INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
(In thousands)                               March 31,  December 30,
                                               2001         2000
                                               ----         ----
ASSETS
Current assets:
  Cash and equivalents....................  $  3,789      $  9,631
  Receivables, less allowances of
    $1,967 and $1,949, respectively.......    31,893        31,568
  Inventories (Note 2)....................    65,837        49,090
  Other current assets (including
    deferred income taxes of $9,486
    and $9,538, respectively).............    11,929        11,672
                                            --------      --------
    Total current assets..................   113,448       101,961
Property, plant and equipment,
  net (Note 3)............................    62,465        64,604
Deferred and other assets (including
  deferred income taxes of $1,476
  and $1,483, respectively)...............    14,400        15,048
Goodwill, less accumulated amortization
  of $455 and $258, respectively..........    15,369        15,566
                                            --------      --------
Total assets..............................  $205,682      $197,179
                                            ========      ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $ 11,073      $  1,076
  Accounts payable........................    16,245        16,114
  Accrued expenses........................    24,658        27,105
  Income taxes............................     3,909         2,769
                                            --------      --------
    Total current liabilities.............    55,885        47,064
Long-term debt............................    15,601        15,874
Employee benefit plan obligations.........    14,241        13,981
Other long-term liabilities...............     4,236         4,262
Shareowners' equity:
  Common stock (Note 5)...................       549           550
  Additional capital......................    30,035        30,035
  Retained earnings.......................    94,251        93,445
  Loan to ESOP Trust......................    (1,362)       (1,594)
  Accumulated other comprehensive
    loss (Note 7).........................    (7,754)       (6,438)
                                            --------      --------
    Total shareowners' equity.............   115,719       115,998
                                            --------      --------
Total liabilities and shareowners' equity.  $205,682      $197,179
                                            ========      ========

        See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(In thousands, except per share amounts)

                                              Three Months Ended
                                              ------------------
                                            March 31,     April 1,
                                              2001         2000
                                              ----         ----

Net sales..............................     $65,899      $66,051

Costs and expenses:
  Cost of sales........................      48,786       48,864
  Selling and administrative expenses..      11,341       10,309
  Interest expense.....................         325          285
  Other expense/(income), net..........        (143)        (295)
  Foreign exchange loss................         727          611
                                            -------      -------
                                             61,036       59,774

Income before income taxes.............       4,863        6,277
Income taxes...........................       1,847        2,374
                                            -------      -------
Net income.............................     $ 3,016      $ 3,903
                                            =======      =======

Per share data (Note 6):

  Net income per common share..........     $   .55      $   .72
                                            =======      =======
  Net income per common share,
    assuming dilution..................     $   .53      $   .69
                                            =======      =======

  Dividends per common share...........     $   .22      $   .20
                                            =======      =======


        See Notes to Condensed Consolidated Financial Statements.

                        FRANKLIN ELECTRIC CO., INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
(In thousands)                                  Three Months Ended
                                                ------------------
                                              March 31,       April 1,
                                                 2001          2000
                                                 ----          ----
Cash flows from operating activities:
  Net income................................   $ 3,016       $ 3,903
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     3,130         2,514
    Loss on disposals of plant
      and equipment.........................        66            42
    Changes in assets and liabilities:
      Receivables...........................    (1,039)       (4,249)
      Inventories...........................   (17,813)      (11,579)
      Accounts payable and other accrued
        expenses............................      (367)      (11,033)
      Employee benefit plan obligations.....       331           307
      Other, net............................      (548)           (9)
                                               -------       -------
        Net cash flows from
          operating activities..............   (13,224)      (20,104)
                                               -------       -------
Cash flows from investing activities:
  Additions to plant and equipment..........    (1,109)       (2,932)
  Proceeds from sale of plant and
    equipment...............................        18            22
  Additions to deferred assets..............       (46)         (353)
  Proceeds from maturities of marketable
    securities .............................       -           8,968
                                               -------       -------
     Net cash flows from
      investing activities..................    (1,137)        5,705
                                               -------       -------
Cash flows from financing activities:
  Borrowing on line of credit...............    10,000           -
  Repayment of line of credit
    and short-term borrowings...............        (3)          -
  Proceeds from issuance of common stock....       -             981
  Purchases of common stock.................    (1,001)       (3,367)
  Reduction of loan to ESOP Trust...........       232           233
  Dividends paid............................    (1,210)       (1,088)
                                               -------       -------
    Net cash flows from
      financing activities..................     8,018        (3,241)
                                               -------       -------
Effect of exchange rate changes on cash.....       501           336
                                               -------       -------
Net change in cash and equivalents..........    (5,842)      (17,304)
Cash and equivalents at beginning of period.     9,631        27,844
                                               -------       -------
Cash and equivalents at end of period.......   $ 3,789       $10,540
                                               =======       =======

          See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 30, 2000.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                              March 31,   December 30,
                                               2001         2000
                                               ----         ----
Raw Materials........................        $19,255      $19,950
Work in Process......................          6,957        7,559
Finished Goods.......................         50,458       32,414
LIFO Reserve.........................        (10,833)     (10,833)
                                             -------      -------
Total Inventory......................        $65,837      $49,090
                                             =======      =======

Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In thousands)                               March 31,  December 30,
                                               2001         2000
                                               ----         ----
Land and Building....................       $ 25,371     $ 25,301
Machinery and Equipment..............        121,753      122,191
                                            --------     --------
                                             147,124      147,492
Allowance for Depreciation...........         84,659       82,888
                                            --------     --------
                                            $ 62,465     $ 64,604
                                            ========     ========

Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 2001 and 2000 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.


Note 5:  Shareowners' Equity
----------------------------

The Company had 5,489,467 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of March 31, 2001.

During the first quarter of 2001, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 14,900 shares for $1.0 million. All repurchased shares were retired.


Note 6:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:


(In thousands, except                      Three Months Ended
per share amounts)                         ------------------
                                      March 31,          April 1,
                                        2001               2000
                                        ----               ----
  Numerator:
    Net Income.....................    $3,016             $3,903
                                       ======             ======
  Denominator:

   Basic
   -----
    Weighted average common
      shares.......................     5,498              5,424

   Diluted
   -------
    Effect of dilutive securities:

      Employee and director
        incentive stock options
        and awards.................       228                234
                                       ------             ------
    Adjusted weighted average
      common shares................     5,726              5,658
                                       ======             ======

  Basic earnings per share.........    $  .55             $  .72
                                       ======             ======

  Diluted earnings per share.......    $  .53             $  .69
                                       ======             ======

Note 7:  Other Comprehensive Income
-----------------------------------

Comprehensive income is as follows:

(In thousands)                                Three Months Ended
                                              ------------------
                                              March 31,     April 1,
                                                2001          2000
                                                ----          ----

Net income..............................       $3,016       $3,903
Other comprehensive loss:
  Foreign currency translation
   adjustments..........................       (1,316)        (976)
                                               ------       ------
Comprehensive income, net of tax........       $1,700       $2,927
                                               ======       ======

Accumulated other comprehensive loss consists of the following:

(In thousands)                                March 31,    December 30,
                                                 2001         2000
                                                 ----         ----
Cumulative translation adjustment...........   $(7,072)     $(5,756)
Minimum pension liability adjustment,
  net of tax................................      (682)        (682)
                                               -------      -------

                                               $(7,754)     $(6,438)
                                               =======      =======


Note 8:  Contingencies and Commitments
--------------------------------------

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

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------

Operations
----------

Net sales for the first quarter of 2001 were $65.9 million, a .2 percent decrease from 2000 first quarter net sales of $66.1 million. The decreased sales resulted primarily from lower volume of submersible water systems motors. The decreases were partially offset by higher sales of submersible petroleum motor systems.

Cost of sales as a percentage of net sales for the first quarter of 2001 and 2000 was 74.0 percent.

Selling and administrative expenses as a percent of net sales for the first quarter of 2001 was 17.2 percent compared to 15.6 percent for the same period in 2000. The increase is primarily due to modest increases in commissions and fixed marketing expenses.

Interest expense was $0.3 million for both the first quarter of 2001 and 2000.

Included in other income, net, for the first quarter of 2001 was $0.2 million of interest income compared to $0.4 million interest income for the first quarter 2000. Interest income was attributable to amounts invested principally in short-term US treasury and agency securities.

The foreign currency based transactions for the first quarter of 2001 produced a loss of $0.7 million compared to a $0.6 million loss for the same period in 2000. The increase in the foreign currency transaction losses was due primarily to the strong dollar and/or the weak Euro.

Net income for the first quarter of 2001 was $3.0 million, or $.53 per diluted share, compared to net income of $3.9 million, or $.69 per diluted share, for the same period a year ago.


Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities decreased $5.8 million during the first quarter of 2001. The principal use of cash for operating activities was the typical seasonal increase in inventories. Working capital increased $2.7 million during the first quarter of 2001. The current ratio was 2.0 and
2.2 at March 31, 2001, and December 30, 2000, respectively.


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

                         PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The 2001 Annual Meeting of Shareholders of the Company was held on April 20, 2001 for the following purposes: 1) To elect three directors for terms expiring at the 2004 Annual Meeting of Shareholders; and 2) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the 2001 fiscal year.




The results were:

1) Nominees for Director            For         Withhold Authority
   ---------------------            ---         ------------------
   William H. Lawson             5,090,979           15,806
   Donald J. Schneider           5,089,979           16,806
   R. Scott Trumbull             5,090,305           16,480


                                       For         Against     Abstain
                                       ---         -------     -------
2) Ratification of
     Deloitte & Touche LLP          4,874,736      223,559      8,490


Total shares represented at the Annual Meeting in person or by proxy were 5,106,785 of a total of 5,497,967 shares outstanding. This represented 93 percent of Company common stock and constituted a quorum. Total broker non-votes related to the approval of the ratification of Deloitte & Touche LLP was 0 shares.


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



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant




Date  May 10, 2001                  By  /s/ William H. Lawson
      ------------------              -----------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date  May 10, 2001                  By  /s/ Gregg C. Sengstack
      ------------------              -----------------------------
                                    Gregg C. Sengstack, Senior Vice
                                    President and Chief Financial
                                    Officer (Principal Financial
                                    and Accounting Officer)

5