Form 10-Q
period 2001-06-30
FRANKLIN ELECTRIC CO INC
filed 2001-07-30
CIK 38725

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                  ---------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001
                                               -------------

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

       YES   X                                      NO
           ------                                      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING AT
         CLASS OF COMMON STOCK                   JULY 26, 2001
         ---------------------                   -------------
            $.10 par value                     5,494,667 shares

                         FRANKLIN ELECTRIC CO., INC.

                                   Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of June 30, 2001 (Unaudited)
            and December 30, 2000 (Unaudited).............     3

            Condensed Consolidated Statements of
            Income for the Second Quarter and First
            Half ended June 30, 2001 (Unaudited) and
            July 1, 2000 (Unaudited)......................     4

            Condensed Consolidated Statements
            Of Cash Flows for the First Half
            Ended June 30, 2001 (Unaudited) and
            July 1, 2000 (Unaudited)......................     5

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)..............   6-8

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations.........................  9-10

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk.............................    10



PART II.    OTHER INFORMATION
-----------------------------

   Item 6.  Exhibits and Reports on Form 8-K..............    10



Signatures................................................    11
----------

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                      FRANKLIN ELECTRIC CO., INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

(In thousands)                                June 30,   December 30,
                                               2001         2000
                                               ----         ----
ASSETS
Current assets:
  Cash and equivalents....................  $  7,494      $  9,631
  Receivables, less allowances of
    $1,870 and $1,949, respectively.......    36 678        31,568
  Inventories (Note 2)....................    65,147        49,090
  Other current assets (including
    deferred income taxes of $9,499
    and $9,538, respectively).............    11,707        11,672
                                            --------      --------
    Total current assets..................   121,026       101,961
Property, plant and equipment,
  net (Note 3)............................    60,973        64,604
Deferred and other assets (including
  deferred income taxes of $1,462
  and $1,483, respectively)...............    14,095        15,048
Goodwill, less accumulated amortization
  Of $652 and $258, respectively .........    15,172        15,566
                                            --------      --------
Total assets..............................  $211,266      $197,179
                                            ========      ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $ 12,064      $  1,076
  Accounts payable........................    14,320        16,114
  Accrued expenses........................    26,487        27,105
  Income taxes............................     4,349         2,769
                                            --------      --------
    Total current liabilities.............    57,220        47,064
Long-term debt............................    15,609        15,874
Employee benefit plan obligations.........    14,535        13,981
Other long-term liabilities...............     4,259         4,262

Shareowners' equity:
  Common stock (Note 5)...................       549           550
  Additional capital......................    30,644        30,035
  Retained earnings.......................    98,261        93,445
  Loan to ESOP Trust......................    (1,362)       (1,594)
  Accumulated other comprehensive
    loss (Note 7).........................    (8,449)       (6,438)
                                            --------      --------
    Total shareowners' equity.............   119,643       115,998
                                            --------      --------
Total liabilities and shareowners' equity.  $211,266      $197,179
                                            ========      ========
          See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(In thousands, except per share amounts)

                                        Second Qtr. Ended  First Half Ended
                                        -----------------  ----------------
                                        June 30,   July 1,  June 30,  July 1,
                                          2001      2000     2001      2000
                                          ----      ----     ----      ----

Net sales.............................. $82,860  $84,875  $148,759  $150,926

Costs and expenses:
  Cost of sales........................  59,704   61,283   108,490   110,147
  Selling and administrative expenses..  11,807   10,782    23,148    21,091
  Interest expense.....................     375      286       700       571
  Other expense/(income), net..........     (71)     (79)     (214)     (374)
  Foreign exchange loss ...............     376       70     1,103       681
                                        -------  -------  --------  --------
                                         72,191   72,342   133,227   132,116

Income before income taxes.............  10,669   12,533    15,532    18,810

Income taxes...........................   4,055    4,748     5,902     7,122
                                        -------  -------  --------  --------

Net income............................. $ 6,614  $ 7,785  $  9,630  $ 11,688
                                        =======  =======  ========  ========


Per share data (Note 6):

  Net income per common share.......... $  1.20  $  1.44  $   1.75  $   2.16
                                        =======  =======  ========  ========

  Net income per common share,
    assuming dilution.................. $  1.16  $  1.38  $   1.68  $   2.07
                                        =======  =======  ========  ========


  Dividends per common share........... $   .24  $   .22  $    .46  $    .42
                                        =======  =======  ========  ========


            See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

(In thousands)                                     First Half Ended
                                                   ----------------
                                                June 30,      July 1,
2001          2000
----          ----
Cash flows from operating activities:
  Net income................................   $ 9,630       $11,688
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     6,563         5,081
    Loss on disposals of plant and
      equipment.............................       195           151
    Changes in assets and liabilities:
      Receivables...........................    (6,252)       (5,483)
      Inventories...........................   (17,468)      (13,900)
      Accounts payable and other accrued
        expenses............................       240        (7,092)
      Employee benefit plan obligations.....       662           690
      Other, net............................      (304)          (24)
                                               -------       -------
        Net cash flows from
          operating activities..............    (6,734)       (8,889)
                                               -------       -------
Cash flows from investing activities:
  Additions to plant and equipment..........    (2,589)       (6,570)
  Proceeds from sale of plant and
    equipment...............................        27            22
  Additions to deferred assets..............      (358)       (1,129)
  Purchase of marketable securities.........       -          (2,915)
  Proceeds from maturities of marketable
    securities .............................       -           8,968
                                               -------       -------
     Net cash flows from
      investing activities..................    (2,920)       (1,624)
                                               -------       -------
Cash flows from financing activities:
  Repayment of long-term debt...............        (8)           (9)
  Borrowing on line of credit
    and short-term borrowings...............    11,055           -
  Repayment of line of credit
    and short-term borrowings...............        (7)          -
  Proceeds from issuance of common stock....       611         1,116
  Purchases of common stock.................    (2,289)       (4,307)
  Reduction of loan to ESOP Trust...........       232           233
  Dividends paid............................    (2,528)       (2,278)
                                               -------       -------
    Net cash flows from
      financing activities..................     7,066        (5,245)
                                               -------       -------
Effect of exchange rate changes on cash.....       451           124
                                               -------       -------




Net change in cash and equivalents..........    (2,137)      (15,634)
Cash and equivalents at beginning of period.     9,631        27,844
                                               -------       -------
Cash and equivalents at end of period.......   $ 7,494       $12,210
                                               =======       =======

          See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first half ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 30, 2000.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                               June 30,   December 30,
                                               2001         2000
                                               ----         ----
Raw Materials........................        $17,520      $19,950
Work in Process......................          6,624        7,559
Finished Goods.......................         51,836       32,414
LIFO Reserve.........................        (10,833)     (10,833)
                                             -------      -------
Total Inventory......................        $65,147      $49,090
                                             =======      =======

Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In thousands)                               June 30,   December 30,
                                               2001         2000
                                               ----         ----
Land and Building....................       $ 25,336     $ 25,301
Machinery and Equipment..............        121,583      122,191
                                            --------     --------
                                             146,919      147,492
Allowance for Depreciation...........         85,946       82,888
                                            --------     --------
                                            $ 60,973     $ 64,604
                                            ========     ========

Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 2001 and 2000 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.


Note 5:  Shareowners' Equity
----------------------------

The Company had 5,491,567 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of June 30, 2001.

During the second quarter of 2001, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 18,800 shares for $1.3 million. All repurchased shares were retired.


Note 6:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:


(In thousands, except                 Second Qtr. Ended  First Half Ended
                                      -----------------  ----------------
per share amounts)                    June 30,  July 1,  June 30,  July 1,
                                        2001     2000      2001     2000
                                        ----     ----      ----     ----
  Numerator:
    Net Income.....................    $6,614   $7,785    $ 9,630  $11,688
                                       ======   ======    =======  =======
  Denominator:

   Basic
   -----
    Weighted average common
      shares.......................     5,489    5,403      5,494    5,413

   Diluted
   -------
    Effect of dilutive securities:

      Employee and director
        incentive stock options
        and awards.................       237      231        232      233
                                       ------   ------     ------   ------

    Adjusted weighted average
      common shares................     5,726    5,634      5,726    5,646
                                       ======   ======    =======  =======
  Basic earnings per share.........    $ 1.20   $ 1.44    $  1.75  $  2.16
                                       ======   ======    =======  =======
  Diluted earnings per share.......    $ 1.16   $ 1.38    $  1.68  $  2.07
                                       ======   ======    =======  =======

Note 7:  Other Comprehensive Income
-----------------------------------

Comprehensive income is as follows:

(In thousands)                        Second Qtr. Ended   First Half Ended
                                      -----------------   ----------------
                                      June 30,  July 1,   June 30,  July 1,
                                        2001     2000      2001      2000
                                        ----     ----      ----      ----

Net income.........................    $6,614   $7,785    $ 9,630  $11,688
Other comprehensive loss:
  Foreign currency translation
   adjustments.....................      (695)    (152)    (2,011)  (1,128)
                                       ------   ------    -------  -------
Comprehensive income, net of tax...    $5,919   $7,633    $ 7,619  $10,560
                                       ======   ======    =======  =======

Accumulated other comprehensive loss consists of the following:

(In thousands)                                 June 30,    December 30,
                                                 2001         2000
                                                 ----         ----
Cumulative translation adjustment...........   $(7,767)     $(5,756)
Minimum pension liability adjustment,
  net of tax................................      (682)        (682)
                                               -------      -------
                                               $(8,449)     $(6,438)
                                               =======      =======

Note 8:  Pending Accounting Pronouncements
------------------------------------------

Goodwill and Other Intangible Assets: Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" will be published in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Accordingly, effective the first quarter of the Company's 2002 fiscal year, amortization of goodwill will discontinue. The Company amortized $0.2 million and $0.4 million of goodwill during the second quarter and first half of 2001, respectively.


Note 9:  Contingencies and Commitments
--------------------------------------

The Company is defending various claims and legal actions which have arisen in the ordinary course of business. The Company has attempted, where possible, to assess the likelihood of an unfavorable outcome as a result of these actions. Legal counsel has been retained to assist the Company is making these determinations, and costs are accrued when an unfavorable outcome is determined to be probable and a reasonable estimate can be made

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------

Operations
----------
Net sales for the second quarter of 2001 were $82.9 million, a 2.4 percent decrease from 2000 second quarter net sales of $84.9 million. Year to date 2001 net sales were $148.8 million, down 1.4 percent from year to date 2000 net sales of $150.9 million. The decreased sales for the quarter and year to date were primarily the result of the North American manufacturing recession and the strong dollar/weak Euro that affected European sales. The lower sales were partially offset by the inclusion of EBW, Inc. ("EBW") and Advanced Polymer Technology, Inc. ("APT") on a fully consolidated basis in 2001. EBW and APT were acquired on August 31, 2000.

Cost of sales as a percent of net sales for the second quarter of 2001 was
72.1 percent, a decrease from 72.2 percent for the same period in 2000. Cost of sales as a percent of net sales for the year to date 2001 was 72.9 percent, a decrease from 73.0 percent for the same period in 2000.

Selling and administrative expenses as a percent of net sales for the second quarter of 2001 was 14.2 percent compared to 12.7 percent for the same period in 2000. Selling and administrative expenses as a percent of net sales for the year to date 2001 was 15.6 percent compared to 14.0 percent for the year to date 2000. The increases were primarily due to the inclusion of EBW and APT in 2001.

Interest expense was $0.4 million for the second quarter of 2001 compared to $0.3 million for the second quarter of 2000. Interest expense for the year to date 2001 was $0.7 million compared to $0.6 million for the year to date 2000.

Included in other income, net for the second quarter of both 2001 and 2000 was $0.2 million of interest income. Included in other income, net for the year to date 2001 was $0.4 million of interest income compared to $0.6 million of interest income for the same period in 2000. Interest income was attributable to amounts invested principally in short-term US treasury and agency securities.

Foreign currency based transactions for the second quarter of 2001 produced a loss of $0.4 million compared to a $0.1 million loss for the same period in 2000. Foreign currency based transactions for the year to date 2001 produced a loss of $1.1 million compared to a $0.7 million loss for the same period in 2000. The increase in the foreign currency transaction losses was due primarily to the strong dollar and/or the weak Euro.

Net income for the second quarter of 2001 was $6.6 million, or $1.16 per diluted share, a 15.0 percent decrease compared to net income of $7.8 million, or $1.38 per diluted share, for the same period in 2000. Year to date 2001 net income was $9.6 million, or $1.68 per diluted share, a 17.6 percent decrease compared to year to date 2000 net income of $11.7 million, or $2.07 per diluted share.

Capital Resources and Liquidity
-------------------------------
Cash, cash equivalents and marketable securities decreased $2.1 million during the first half of 2001. The principal use of cash for operating activities was the typical seasonal increase in inventories. Working capital increased $8.9 million during the first half of 2001 and the current ratio was 2.1 and
2.2 at June 30, 2001, and December 30, 2000, respectively.

Pending Accounting Pronouncements
---------------------------------

Goodwill and Other Intangible Assets: Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" will be published in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Accordingly, effective the first quarter of the Company's 2002 fiscal year, amortization of goodwill will discontinue. The Company amortized $0.2 million and $0.4 million of goodwill during the second quarter and first half of 2001, respectively.

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



                                         FRANKLIN ELECTRIC CO., INC.
                                         ---------------------------
                                                 Registrant




Date  July 27, 2001                By  /s/ William H. Lawson
      ----------------------          -----------------------------
                                      William H. Lawson, Chairman
                                      and Chief Executive Officer
                                      (Principal Executive Officer)



Date  July 26, 2001                By  /s/ Gregg C. Sengstack
      ----------------------          -----------------------------
                                      Gregg C. Sengstack, Senior Vice
                                      President and Chief Financial
                                      Officer (Principal Financial
                                      and Accounting Officer)

5