Form 10-Q
period 2001-09-29
FRANKLIN ELECTRIC CO INC
filed 2001-11-05
CIK 38725

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001
                                               ------------------
                                     OR

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

              YES   X                                      NO
                  -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
              Class of Common Stock                   November 1, 2001
              ---------------------                   ----------------
                  $.10 par value                      5,334,267 shares

                         FRANKLIN ELECTRIC CO., INC.

                                   Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of September 29, 2001 (Unaudited)
            and December 30, 2000 (Unaudited).............     3

            Condensed Consolidated Statements of
            Income for the Third Quarter and Nine Months
            Ended September 29, 2001 (Unaudited) and
September 30, 2000 (Unaudited)................     4

            Condensed Consolidated Statements
            Of Cash Flows for the Nine Months
            Ended September 29, 2001 (Unaudited) and
September 30, 2000 (Unaudited)................     5

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)..............   6-8

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations.........................  9-10


   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk.............................    10


PART II.    OTHER INFORMATION
-----------------------------

   Item 6.  Exhibits and Reports on Form 8-K..............    11



Signatures................................................    12
----------

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                          FRANKLIN ELECTRIC CO., INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
(In thousands)                            September 29,  December 30,
                                               2001         2000
ASSETS                                         ----         ----
Current assets:
  Cash and equivalents....................  $ 11,591      $  9,631
  Receivables, less allowances of
    $1,849 and $1,949, respectively.......    28,036        31,568
  Inventories (Note 2)....................    56,573        49,090
  Other current assets (including
    deferred income taxes of $9,725
    and $9,538, respectively).............    11,852        11,672
                                            --------      --------
    Total current assets..................   108,052       101,961
Property, plant and equipment,
  net (Note 3)............................    60,478        64,604
Deferred and other assets (including
  deferred income taxes of $1,547
  and $1,483, respectively)...............    13,792        15,048
Goodwill, less accumulated amortization
  of $986 and $258, respectively).........    15,956        15,566
                                            --------      --------
Total assets..............................  $198,278      $197,179
                                            ========      ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  1,063      $  1,076
  Accounts payable........................    13,095        16,114
  Accrued expenses........................    25,677        27,105
  Income taxes............................     6,211         2,769
                                            --------      --------
    Total current liabilities.............    46,046        47,064
Long-term debt............................    15,740        15,874
Employee benefit plan obligations.........    14,934        13,981
Other long-term liabilities...............     4,274         4,262
Shareowners' equity:
  Common stock (Note 5)...................       534           550
  Additional capital......................    23,060        30,035
  Retained earnings.......................   102,545        93,445
  Loan to ESOP Trust......................    (1,362)       (1,594)
  Accumulated other comprehensive
    loss (Note 7).........................    (7,493)       (6,438)
                                            --------      --------
    Total shareowners' equity.............   117,284       115,998
                                            --------      --------
Total liabilities and shareowners' equity.  $198,278      $197,179
                                            ========      ========

         See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

(In thousands, except per share amounts)

                                        Third Qtr. Ended   Nine Months Ended
                                        ----------------   -----------------
                                       Sept 29,  Sept 30, Sept 29,   Sept 30,
                                          2001     2000      2001      2000
                                          ----     ----      ----      ----

Net sales.............................. $86,764  $85,173  $235,523  $236,099

Costs and expenses:
  Cost of sales........................  61,729   64,255   170,219   174,402
  Selling and administrative expenses..  12,267   11,253    35,415    32,344
  Interest expense.....................     274      284       974       855
  Other expense/(income), net..........      31     (210)     (183)     (584)
  Foreign exchange loss/(gain).........    (561)     818       542     1,499
  Costs of unsuccessful acquisition....     -      3,237       -       3,237
                                        -------  -------  --------  --------
                                         73,740   79,637   206,967   211,753

Income before income taxes.............  13,024    5,536    28,556    24,346

Income taxes...........................   4,832    2,094    10,734     9,216
                                        -------  -------  --------  --------

Net income............................. $ 8,192  $ 3,442  $ 17,822  $ 15,130
                                        =======  =======  ========  ========

Per share data (Note 6):

  Net income per common share.......... $  1.50  $   .63  $   3.25  $   2.79
                                        =======  =======  ========  ========
  Net income per common share,
    assuming dilution.................. $  1.44  $   .61  $   3.12  $   2.67
                                        =======  =======  ========  ========

  Dividends per common share........... $   .24  $   .22  $    .70  $    .64
                                        =======  =======  ========  ========


          See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
(In thousands)                                    Nine Months Ended
                                                  -----------------
                                               Sept 29,      Sept 30,
2001          2000
----          ----
Cash flows from operating activities:
  Net income................................   $17,822       $15,130
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     9,917         7,603
    Loss on disposals of plant
      and equipment.........................       316           161
    Changes in assets and liabilities:
      Receivables...........................     3,000          (917)
      Inventories...........................    (9,163)       (6,015)
      Accounts payable and other accrued
        expenses............................      (461)       (3,711)
      Employee benefit plan obligations.....       990         1,075
      Other, net............................      (137)       (2,328)
                                               -------       -------
        Net cash flows from
          operating activities..............    22,284        10,998
                                               -------       -------
Cash flows from investing activities:
  Additions to plant and equipment..........    (4,320)      (10,460)
  Proceeds from sale of plant and
    equipment...............................        32            47
  Additions to deferred assets..............      (693)       (1,677)
  Purchase of marketable securities.........       -          (2,915)
  Cash paid for acquisition.................       -         (17,687)
  Proceeds from maturities of marketable
    securities .............................       -          11,883
                                               -------       -------
     Net cash flows from
      investing activities..................    (4,981)      (20,809)
                                               -------       -------
Cash flows from financing activities:
  Repayment of long-term debt...............        (8)          (21)
  Borrowing on line of credit
    and short-term borrowings...............    11,056           -
  Repayment of line of credit
    and short-term borrowings...............   (11,069)          -
  Proceeds from issuance of common stock....       795         1,408
  Purchases of common stock.................   (12,665)       (5,003)
  Reduction of loan to ESOP Trust...........       232           233
  Dividends paid............................    (3,842)       (3,464)
                                               -------       -------
    Net cash flows from
      financing activities..................   (15,501)       (6,847)
                                               -------       -------
Effect of exchange rate changes on cash.....       158           805
                                               -------       -------




Net change in cash and equivalents..........     1,960       (15,853)
Cash and equivalents at beginning of period.     9,631        27,844
                                               -------       -------
Cash and equivalents at end of period.......   $11,591       $11,991
                                               =======       =======

        See Notes to Condensed Consolidated Financial Statements.

  FRANKLIN ELECTRIC CO., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 30, 2000.


Note 2:  Inventories
--------------------
Inventories consist of the following:

(In thousands)                               Sept 29,      Dec 30,
                                               2001         2000
                                               ----         ----
Raw Materials........................        $15,860      $19,950
Work in Process......................          6,445        7,559
Finished Goods.......................         45,101       32,414
LIFO Reserve.........................        (10,833)     (10,833)
                                             -------      -------
Total Inventory......................        $56,573      $49,090
                                             =======      =======

Note 3:  Property, Plant and Equipment
--------------------------------------
Property, plant and equipment, at cost, consists of the following:

(In thousands)                               Sept 29,      Dec 30,
                                               2001         2000
                                               ----         ----
Land and Building....................       $ 25,498     $ 25,301
Machinery and Equipment..............        123,276      122,191
                                            --------     --------
                                             148,774      147,492
Allowance for Depreciation...........        (88,296)     (82,888)
                                            --------     --------
                                            $ 60,478     $ 64,604
                                            ========     ========

Note 4:  Tax Rates
------------------
The effective tax rate on income before income taxes in 2001 and 2000 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.

Note 5:  Shareowners' Equity
----------------------------
The Company had 5,344,267 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of September 29, 2001.

During the third quarter of 2001, the Company repurchased a total of 150,400 shares for $10.4 million. All repurchased shares were retired. A portion of these transactions completed a 500,000 share repurchase program approved by the Company's Board of Directors on October 16, 1998. During 2001, a program to repurchase an additional 500,000 shares was approved by the Company's Board of Directors.


Note 6:  Earnings Per Share
---------------------------
Following is the computation of basic and diluted earnings per share:


(In thousands, except                 Third Qtr. Ended  Nine Months Ended
per share amounts)                    ----------------  -----------------
                                      Sept 29, Sept 30,  Sept 29, Sept 30,
                                        2001     2000      2001     2000
                                        ----     ----      ----     ----
  Numerator:
    Net Income.....................    $8,192   $3,442    $17,822  $15,130
                                       ======   ======    =======  =======
  Denominator:

   Basic
   -----
    Weighted average common
      shares.......................     5,450    5,448      5,479    5,425

   Diluted
   -------
    Effect of dilutive securities:

      Employee and director
        incentive stock options
        and awards.................       235      218        233      232
                                       ------   ------    -------  -------
    Adjusted weighted average
      common shares................     5,685    5,666      5,712    5,657
                                       ======   ======    =======  =======
  Basic earnings per share.........    $ 1.50   $ 0.63    $  3.25  $  2.79
                                       ======   ======    =======  =======
  Diluted earnings per share.......    $ 1.44   $ 0.61    $  3.12  $  2.67
                                       ======   ======    =======  =======

Note 7:  Other Comprehensive Income
-----------------------------------
Comprehensive income is as follows:

(In thousands)                        Third Qtr. Ended   Nine Months Ended
                                      ----------------   -----------------
                                      Sept 29, Sept 30,  Sept 29, Sept 30,
                                        2001     2000      2001     2000
                                        ----     ----      ----     ----
Net income.........................    $8,192   $3,442    $17,822  $15,130
Other comprehensive gain/(loss):
  Foreign currency translation
   adjustments.....................       956   (1,292)    (1,055)  (2,420)
                                       ------   ------    -------  -------
Comprehensive income, net of tax...    $9,148   $2,150    $16,767  $12,710
                                       ======   ======    =======  =======

Accumulated other comprehensive loss consists of the following:

(In thousands)                                 Sept 29,      Dec 30,
                                                 2001         2000
                                                 ----         ----
Cumulative translation adjustment...........   $(6,811)     $(5,756)
Minimum pension liability adjustment,
  net of tax................................      (682)        (682)
                                               -------      -------
                                               $(7,493)     $(6,438)
                                               =======      =======

Note 8:  Pending Accounting Pronouncements
------------------------------------------
Goodwill and Other Intangible Assets: Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" was published in June 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Accordingly, effective the first quarter of the Company's 2002 fiscal year, amortization of goodwill will discontinue. The Company amortized $0.2 million and $0.6 million of goodwill during the third quarter and the nine months ended September 29, 2001, respectively.



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

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------

Operations
----------
Net sales for the third quarter of 2001 were $86.8 million, a 1.9 percent increase from 2000 third quarter net sales of $85.2 million. Year to date 2001 net sales were $235.5 million, compared to year to date 2000 net sales of $236.1 million. The increase in third quarter sales was principally due to the inclusion of EBW, Inc. ("EBW") and Advanced Polymer Technology, Inc. ("APT") on a fully consolidated basis in 2001. EBW and APT were acquired on August 31, 2000. Both for the quarter and on a year to date basis, this increase is partially offset by decreased sales of core product lines due to a worldwide manufacturing recession.

Cost of sales as a percent of net sales for the third quarter of 2001 was 71.1 percent, a decrease from 75.4 percent for the same period in 2000. Cost of sales as a percent of net sales for the year to date 2001 was 72.3 percent, a decrease from 73.9 percent for the same period in 2000. Both the quarter and year to date cost of sales as a percent of net sales decreased primarily as a result of lower employee compensation, cost reductions and productivity improvement initiatives.

Selling and administrative expenses as a percent of net sales for the third quarter of 2001 was 14.1 percent compared to 13.2 percent for the same period in 2000. The increase for the quarter is due primarily to increased expenses while sales increased at a lower rate. Selling and administrative expenses as a percent of net sales for the year to date 2001 was 15.0 percent compared to
13.7 percent for the year to date 2000. The year to date increase is due primarily to the inclusion of EBW and APT in 2001 and increased expenses in core product lines.

Interest expense was $0.3 million for both the third quarter of 2001 and the third quarter of 2000. Interest expense for the year to date 2001 was $1.0 million compared to $0.9 million for the year to date 2000.

Included in other income, net for the third quarter of 2001 was $0.2 million of interest income compared to $0.3 million of interest income for the third quarter of 2000. Included in other income, net for the year to date 2001 was $0.5 million of interest income compared to $0.9 million of interest income for the same period in 2000. Interest income was attributable to amounts invested principally in short-term U.S. treasury and agency securities.

During the third quarter of 2000, the Company recorded a one-time $3.2 million ($2.0 million after-tax) charge to earnings to recognize the costs of the unsuccessful acquisition of the fuel pumping systems business of the Marley Pump Company, a division of United Dominion Industries.

Foreign currency based transactions for the third quarter of 2001 produced a gain of $0.6 million compared to a $0.8 million loss for the same period of 2000. Year to date 2001 foreign currency based transactions produced a loss of $0.5 million compared to a $1.5 million loss for the same period of 2000. The changes were due primarily to the Euro strengthening against the dollar.

Net income for the third quarter of 2001 was $8.2 million, or $1.44 per diluted share, compared to net income of $3.4 million, or $0.61 per diluted share, for the same period in 2000. Year to date 2001 net income was $17.8 million, or $3.12 per diluted share, a 17.8 percent increase compared to year to date 2000 net income of $15.1 million, or $2.67 per diluted share.


Capital Resources and Liquidity
-------------------------------
Cash, cash equivalents and marketable securities increased $2.0 million during the first nine months of 2001. The principal use of cash was the typical seasonal increase of inventories. Working capital increased $7.1 million during the first nine months of 2001 and the current ratio was 2.3 and 2.2, at September 29, 2001, and December 30, 2000, respectively.


Pending Accounting Pronouncements
---------------------------------
Goodwill and Other Intangible Assets: Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" was published in June 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Accordingly, effective the first quarter of the Company's 2002 fiscal year, amortization of goodwill will discontinue. The Company amortized $0.2 million and $0.6 million of goodwill during the third quarter and the nine months ended September 29, 2001, respectively.


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



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant




Date  November 1, 2001           By  /s/ William H. Lawson
      ---------------------         -------------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date  November 1, 2001           By  /s/ Gregg C. Sengstack
      ---------------------         -------------------------------
                                    Gregg C. Sengstack, Senior Vice
                                    President and Chief Financial
                                    Officer (Principal Financial
                                    and Accounting Officer)

















5