Form 10-K405
period 2001-12-29
FRANKLIN ELECTRIC CO INC
filed 2002-02-25
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K
                                  ---------

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 29, 2001

                                   OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from  ______ to _____

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

                                 (260) 824-2900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at February 22, 2002 was $424,633,242. The stock price used in the computation was the last sales price on that date.

       Number of shares of common stock outstanding at February 22, 2002:

                                5,348,167 shares
                                ----------------

                    DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2002 (Part III).

The exhibits filed with this Form 10-K are listed in the exhibit index located on pages 36-37.

                             TABLE OF CONTENTS

                                                                 Page
Part I

     Item 1.   Business........................................  4-6
     Item 2.   Properties......................................  6
     Item 3.   Legal Proceedings...............................  7
     Item 4.   Submission of Matters to a Vote of
               Security Holders................................  7
               Supplemental Item - Executive
               Officers of the Registrant......................  7

Part II

     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters.................  7
     Item 6.   Selected Financial Data.........................  8
     Item 7.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations......................................  9-11
     Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk ....................................  11
     Item 8.   Financial Statements and Supplementary Data.....  12-31
     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure..........  32

Part III

     Item 10.  Directors and Executive Officers
               of the Registrant...............................  32
     Item 11.  Executive Compensation..........................  32
     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management................  32
     Item 13.  Certain Relationships and Related
               Transactions....................................  32

Part IV

     Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K.........................  33-34

Signatures     ................................................  35

Exhibit Index  ................................................  36-37

                                  PART I
                                  ------
ITEM 1.  BUSINESS
-----------------

Franklin Electric Co., Inc. is an Indiana corporation founded in 1944 and incorporated in 1946, and together with its subsidiaries, conducts business in a single reportable segment: the design, manufacture and distribution of motors, electronic controls and related parts and equipment. Except where the content otherwise requires, "Franklin Electric" or the "Company" shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Description of Business
-----------------------

Franklin Electric is the world's largest manufacturer of electric submersible water and fueling systems motors, a leading producer of fueling systems products, and a supplier of industrial motor products and electronic controls.

The principal application for Franklin's submersible electric motors is providing the electrical motors for water well pumping systems. These submersible motors are also used in underground fueling systems and for the pumping of wastewater.

Franklin's fueling systems products are found all over the world in industrial, commercial, and agricultural fueling applications. These products consist of over 500 items, including submersible pumping systems, nozzles, fittings, flexible piping, electronic tank monitoring equipment and vapor recovery systems.

Franklin's industrial motor products and electronic drives and controls are used in a wide variety of products, including gasoline dispensers, paint handling equipment, electric hoists, explosion-proof vapor exhaust fans, vacuum pumping systems, livestock systems, and soft ice cream machines.

The Company's products are sold principally by a single company sales force in the United States, Canada, Mexico, Europe, Australia, South Africa, Mexico, Japan, China and other world markets.

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

ITT Industries, Inc., and its various subsidiaries and affiliates, accounted for 18.7 percent, 15.7 percent and 15.3 percent of the Company's consolidated sales in 2001, 2000, and 1999, respectively.

The Company offers normal and customary trade terms to its customers, no significant part of which is of an extended nature. Special inventory requirements are not necessary, and customer merchandise return rights do not extend beyond normal warranty provisions.

The principal raw materials used in the manufacture of the Company's products are steel in coils and bars, copper wire, and aluminum ingot. Major components are capacitors, motor protectors, forgings, gray iron castings and bearings. Most of these raw materials are available from many sources in the

United States and in many world markets. In the opinion of management, no single source of supply is critical to the Company's business. Availability of fuel and energy is adequate to satisfy current and projected overall operations unless interrupted by government direction or allocation.

During 2000, the Company acquired all of the outstanding shares of capital stock of EBW, Inc. and Advanced Polymer Technology, Inc., manufacturers of products for use in fueling systems. See Item 8 Footnote 2. Also in 2000, the Company completed transactions to integrate submersible motor production of KSB AG into its Berzo Demo, Italy operations and acquire Mitsubishi Electric Company's submersible electric motor business. In January 2002, the Company acquired Coverco S.p.A., a manufacturer of submersible and industrial electric motors and controls in Italy.

The Company employed 2,406 persons at the end of 2001.

Segment and Geographic Information
----------------------------------

Segment and geographic information is included within this Form 10-K at page
29.

Research and Development
------------------------

The Company spent approximately $5.2 million in 2001, $5.0 million in 2000 and $5.3 million in 1999 on activities related to the development of new products, on improvements of existing products, manufacturing methods, and on other applied research and development.

In 2001, the Company developed a more corrosion resistant 4" submersible motor, a new line of severe duty 6" submersible motors, a new generation of variable speed constant pressure motor systems for residential applications and high horsepower models of its fueling systems submersible turbine pumps and controllers. Research continued on new materials and processes designed to achieve higher quality and more cost-effective construction of the Company's high volume products.

The Company owns a number of patents. In aggregate, these patents are of material importance in the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.

Backlog
-------

The dollar amount of backlog at the end of 2001 and 2000 was as follows:

                                           (In thousands)
                                         Fiscal Year Ending
                                         ------------------
                                        2001            2000
                                        ----            ----

     Backlog.......................   $15,136         $15,488

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, some of which are specifically designed for the customer, but most of which are standard catalog items. Both add-ons and cancellations of catalog items are made without charge to the customer, but charges are generally made on any cancellation of a specifically designed product. All backlog orders are expected to be filled in fiscal 2002.

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

The Company's principal properties are as follows:

                                           Acres        Approximate
     Location                             of Land       Square Feet
     --------                             -------       -----------
Bluffton, Indiana                          35.8           405,660
Siloam Springs, Arkansas                   32.6           240,400
Wilburton, Oklahoma                        30.0           327,135
Jonesboro, Indiana (1)                      -              34,570
Grant County, Indiana                       9.0            24,100
Muskegon, Michigan                         10.8           113,951
Wittlich, Rhineland, Germany                6.9            76,937
Brno, Czech Republic (1)(2)                 -              35,524
Berzo Demo, Italy (1)                       -              22,865
Thirteen facilities with less
  than 52,000 square feet each (3)          4.0           163,234
                                          -----         ---------
Total                                     129.1         1,444,376
                                          =====         =========

In the Company's opinion, its facilities are suitable for their intended use, adequate for the Company's business needs and in good condition.

  (1)  Leased facility.
  (2)  The Company also owns 2.3 acres of land in Brno, Czech Republic.
  (3) Twelve of the facilities are leased and in the aggregate have approximately 142,584 square feet.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is defending various claims and legal actions, including environmental matters, which have arisen in the ordinary course of business. In the opinion of management, after discussion with counsel, these clams and legal actions can be successfully defended or resolved without a material adverse effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The names, ages and all positions and offices held by the executive officers of the Company are:
                                                             In this
     Name            Age        Positions and Offices    office since
     ----            ---        ---------------------    ------------

William H. Lawson     65     Chairman of the Board,           1985
                              Chief Executive Officer
                              and President
Jess B. Ford          50     Senior Vice President            1999
Peter C. Maske        51     Senior Vice President,           1999
                              Operations
Gregg C. Sengstack    43     Senior Vice President and        2001
                              Chief Financial Officer
Donald R. Hobbs       60     Vice President, Submersible      1996
                              Motor Marketing
Thomas A. Miller      52     Vice President, Submersible      1998
                              Motor Engineering
Kirk M. Nevins        58     Vice President, Sales            1995

Each executive officer is elected by the board of directors for a term of one year or until his successor is elected and qualified. Each executive officer was employed by the Company during the preceding five years as an officer or in a management position. Mr. William J. Foreman, a Vice President of the Company since 1995, retired from the Company effective January 1, 2002.


                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The number of shareowners of record as of February 22, 2002 was 1,094. The Company's stock is traded on Nasdaq National Market: Symbol FELE.

Dividends paid and the price range per common share as quoted by the Nasdaq National Market for 2001 and 2000 were as follows:



              DIVIDENDS PER SHARE              PRICE PER SHARE
                  2001  2000              2001                2000
                  ----  ----              ----                ----
                                     Low       High       Low       High
                                     ---       ----       ---       ----
1st Quarter...    $.22  $.20       $64.000   $73.250    $62.875   $72.750
2nd Quarter...    $.24  $.22       $66.080   $75.900    $63.875   $72.938
3rd Quarter...    $.24  $.22       $68.250   $82.828    $62.750   $70.250
4th Quarter...    $.24  $.22       $70.630   $85.280    $52.250   $73.000

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

FIVE YEAR FINANCIAL SUMMARY
--------------------------------------------------------------------------------------------
FRANKLIN ELECTRIC CO., INC.
(In thousands, except per share amounts)
                                               2001      2000      1999      1998      1997
                                                         <F1>                          <F2>
--------------------------------------------------------------------------------------------
Operations:
  Net sales.............................   $322,908  $325,731  $293,236  $272,533  $303,298
  Gross profit..........................     92,871    85,186    84,171    79,955    85,533
  Gain on sale of subsidiary............        -         -         -         -       3,500
  Interest expense......................      1,193     1,111     1,317     1,364     1,435
  Income taxes .........................     16,235    13,683    15,591    15,237    15,004
  Net income............................     27,150    22,226    26,805    24,784    25,505
  Depreciation and amortization.........     12,660    10,839     7,460     6,687     7,628
  Capital expenditures..................      6,709    14,108    13,691    24,601     8,598
Balance sheet:
  Working capital.......................     69,158    54,897    56,886    61,878    87,973
  Property, plant and equipment, net....     58,839    64,604    57,047    51,461    32,357
  Total assets..........................    195,643   197,179   176,101   167,590   163,110
  Long-term debt........................     14,465    15,874    17,057    18,089    19,163
  Shareowners' equity...................   $123,269  $115,998  $ 96,293  $ 91,597  $ 92,841
Other data:
  % Net income to sales.................       8.4%      6.8%      9.1%      9.1%      8.4%
  % Net income to total average assets..      13.8%     11.9%     15.6%     15.0%     15.2%
  Current ratio.........................       2.7       2.2       2.2       2.4       3.2
  Number of common shares outstanding...      5,334     5,504     5,413     5,574     5,847
Per share:
  Market price range
  High..................................   $  85.28  $  73.00 $  74.875  $  72.50  $  64.25
  Low...................................      64.00     52.25     59.00     40.00     41.25
  Net income per weighted-average
    common share........................       4.99      4.08      4.87      4.32      4.33
  Net income per weighted-average
    common share, assuming dilution.....       4.78      3.91      4.60      4.02      4.01
  Book value............................      21.68     20.41     16.54     14.84     14.58
  Cash dividends on common stock........   $   0.94  $   0.86  $   0.77  $   0.66  $   0.57
--------------------------------------------------------------------------------------------






<F1> Includes the results of operations of its wholly-owned subsidiaries EBW,
     Inc. and Advanced Polymer Technology, Inc. since their acquisition on August 31, 2000.
<F2> Includes ten months of the results of operations of its wholly-owned subsidiary, Oil Dynamics, Inc. until its sale on October 24, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS
---------------------

Net sales for 2001 were $322.9 million, a 0.9 percent decrease from 2000 net sales of $325.7 million. The decreased sales were primarily the result of the global manufacturing recession as well as the strong U.S. dollar/weak euro and South African rand that affected foreign sales. The lower sales were partially offset by the inclusion of the full year results of EBW, Inc. ("EBW") and Advanced Polymer Technology, Inc. ("APT") which were acquired in August 2000 as well as sales to KSB AG and customers of Mitsubishi Electric Company under new motor supply agreements for a full year in 2001. 2001 sales were down approximately 8 percent excluding the incremental sales from these acquisitions and supply agreements. Net sales for 2000 were $325.7 million, an 11.1 percent increase from 1999 net sales of $293.2 million. The increased sales in 2000 resulted primarily from a higher volume of sales of submersible water systems motors and industrial motor products. A portion of the growth is from supply agreements entered into in December 1998 and from the acquisition of EBW and APT. These increases were partially offset by lower sales of fueling systems products and the effects of the strengthening U.S. dollar relative to the euro and the South African rand.

Cost of sales as a percent of net sales for 2001, 2000 and 1999 was 71.2 percent, 73.8 percent and 71.3 percent, respectively. Cost of sales as a percent of net sales decreased in 2001 from 2000 primarily as a result of specific cost reduction and productivity initiatives which resulted in improved labor efficiencies and lower material costs as well as lower costs in key commodities. Cost of sales as a percent of net sales increased in 2000 from 1999 primarily as a result of lower labor efficiencies, higher energy costs, and material costs in key commodities, depreciation and other project costs.

Selling and administrative expenses as a percent of net sales for 2001, 2000 and 1999 was 14.7 percent, 13.8 percent and 14.3 percent, respectively. Selling and administrative expense spending before the impact of acquisitions was flat from 2000 to 2001. The addition of fixed expenses from the acquired companies is the primary reason for the increase of selling and administrative expenses as a percent of net sales. The decrease in 2000 from 1999 was primarily due to modest increases in fixed expenses while sales increased at a higher rate.

Interest expense for 2001, 2000 and 1999 was $1.2 million, $1.1 million and $1.3 million, respectively.

During the third quarter of 2000, the Company recorded a one-time $3.2 million ($2.0 million after-tax) charge to earnings to recognize the costs of the unsuccessful acquisition of the fuel pumping systems business of the Marley Pump Company, a division of United Dominion Industries.

Included in other income, net for 2001, 2000 and 1999 was interest income of $0.6 million, $1.2 million and $1.9 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.

Foreign currency-based transactions produced a loss for 2001, 2000 and 1999 of $0.5 million, $0.7 million and $0.7 million, respectively. The foreign currency transaction loss in 2001, 2000 and 1999 was primarily due to the strengthening U.S. dollar relative to the euro and South African rand.

The provision for income taxes in 2001, 2000 and 1999 was $16.2 million, $13.7 million and $15.6 million, respectively. The effective tax rate for each year differs from the United States statutory rate of 35 percent, due principally to the effects of state and foreign income taxes, net of federal tax benefits.

Net income for 2001 was $27.2 million, or $4.78 per diluted share, compared to 2000 net income of $22.2 million, or $3.91 per diluted share. Net income for 1999 was $26.8 million, or $4.60 per diluted share.

Inflation has not had a significant effect on the Company's operations or financial condition.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $39.9 million, $18.8 million and $36.1 million in 2001, 2000 and 1999, respectively. The primary source of cash from operations for 2001 was earnings. The increase in 2001 was related to decreases in accounts receivable. The decrease in 2000 was related to increases in accounts receivable and decreases in accounts payable. The increases in 1999 were primarily related to increases in accounts payable and accrued employee benefit plan obligations.

Net cash flows used in investing activities were $10.2 million, $25.6 million and $0.1 million in 2001, 2000 and 1999, respectively. The primary use of cash in 2001 was for additions to plant and equipment. The primary uses of cash in 2000 were for the acquisition of EBW and APT and additions to plant and equipment. The primary use of cash in 1999 was for additions to plant and equipment.

Net cash flows used in financing activities were $19.0 million, $12.3 million and $26.0 million in 2001, 2000 and 1999, respectively. The primary uses of cash in each of these three years related to the repurchase of shares of Company common stock under the Company's repurchase program and the payment of dividends. During 2001, 2000 and 1999, the Company repurchased 204,100, 126,700 and 288,000 shares of its common stock for $14.2 million, $8.4 million and $20.1 million, respectively. The Company paid $5.1 million, $4.7 million and $4.2 million in dividends on the Company's common stock in 2001, 2000 and 1999, respectively. The Company has authority under its Board-approved stock repurchase program to purchase an additional 370,192 shares of its common stock after December 29, 2001.

Cash, cash equivalents and marketable securities at the end of 2001 were $23.7 million compared to $9.6 million at the end of 2000. Working capital increased $14.3 million in 2001 and the current ratio of the Company was 2.7 and 2.2 at the end of 2001 and 2000, respectively.

Principal payments of $1.0 million per year on the Company's $20.0 million of unsecured long-term debt began in 1998 and will continue until 2008 when a balloon payment of $10.0 million will fully retire the debt. In November 2001, the Company entered into an unsecured, 38-month $60.0 million revolving credit agreement (the "Agreement"). The Agreement replaced an expiring agreement for $40.0 million. The Agreement includes a facility fee of one-eighth of one percent on the committed amount. As of the fiscal year end, there were no borrowings under the Agreement. Both the Company's long-term debt and note agreements contain certain financial covenants with respect to borrowings, interest coverage, working capital, net worth, loans or advances, and investments. The Company was in compliance with all debt covenants at all times in 2001 and 2000. See Note 6.

At December 29, 2001, the Company had $3.1 million of commitments for the construction of a building in Brno, Czech Republic and the purchase of machinery and equipment.

During 2002, the Company intends to continue to seek acquisition candidates that are compatible with its existing product lines and that provide leveraged growth potential.

Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet current commitments.

ACCOUNTING PRONOUNCEMENTS
---------------------
SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively, were published in June 2001. SFAS No. 141 requires the purchase method of accounting for business combinations, and SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company discontinued amortizing goodwill effective the first quarter of the Company's 2002 fiscal year. During 2002, the Company will implement the other transition provisions of SFAS Nos. 141 and 142, including the performance of goodwill impairment testing. The adoption of SFAS Nos. 141 and 142 are not expected to have a material impact on the Company's financial position or its results of operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
-----------------------------------------------------------------------------
1995
----
Any forward-looking statements contained herein involve risks and uncertainties, including, but not limited to, general economic and currency conditions, various conditions specific to the Company's business and industry, market demand, competitive factors, supply constraints, technology factors, government and regulatory actions, the Company's accounting policies, future trends, and other risks, all as described in Exhibit 99 of this Form 10-K. These risks and uncertainties may cause actual results to differ materially from those indicated by the forward-looking statements. Any forward-looking statements included in this Form 10-K are based upon information presently available. The Company does not assume any obligation to update any forward-looking information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of intercompany balances utilizing a global netting system and limited use of foreign currency denominated debt. Interest rate exposure is principally limited to the marketable U.S. treasury and agency securities owned by the Company ($3.0 million at December 29, 2001) and is mitigated by the short-term, generally less than 6 months, nature of these investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
-----------------------------------------------------------------------------
                                             2001        2000         1999
(In thousands, except per share amounts)
-----------------------------------------------------------------------------

Net sales.............................   $322,908    $325,731     $293,236

Cost of sales (including research
  and development expenses of $5,232,
  $4,978 and $5,251, respectively)....    230,037	     240,545      209,065
                                         --------    --------     --------

Gross profit..........................     92,871	      85,186       84,171

Selling and administrative expenses...     47,522	      44,967       41,898
                                         --------    --------     --------

Operating income......................     45,349	      40,219       42,273

Interest expense......................     (1,193)     (1,111	)      (1,317)
Costs of unsuccessful acquisition.....        -        (3,237)         -
Other income/(expense),net............       (239)        764        2,185
Foreign exchange loss.................       (532)       (726)	        (745)
                                         --------    --------     --------

Income before income taxes............     43,385      35,909       42,396

Income taxes (Note 5).................     16,235      13,683	       15,591
                                         --------    --------     --------

Net income............................   $ 27,150    $ 22,226	     $ 26,805
                                         ========    ========     ========

Per share data (Note 8):

  Net income per common share.........   $   4.99	    $   4.08     $   4.87
                                         ========    ========     ========

  Net income per common share,
    assuming dilution.................   $   4.78    	$   3.91     $   4.60
                                         ========    ========     ========

  Dividends per common share..........   $    .94	    $    .86     $    .77
                                         ========    ========     ========


                 See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
-----------------------------------------------------------------------------
ASSETS
                                                    2001              2000
(In thousands)
-----------------------------------------------------------------------------
Current assets:
  Cash and equivalents........................  $ 20,750           $ 9,631
  Marketable securities.......................     2,999               -
  Receivables (less allowances of $1,658
    and $1,949, respectively).................    27,486            31,568
  Inventories:
    Raw materials.............................    16,447            19,950
    Work-in-process...........................     6,005             7,559
    Finished goods............................    35,662            32,414
    LIFO reserve..............................   (10,106)          (10,833)
                                                --------          --------
                                                  48,008            49,090
  Other current assets (including deferred
    income taxes of $8,667 and $9,538,
    respectively, Note 5).....................    10,340            11,672
                                                --------          --------
      Total current assets....................   109,583           101,961

Property, plant and equipment, at cost:
  Land and buildings..........................    25,343            25,301
  Machinery and equipment.....................   121,791           122,191
                                                --------          --------
                                                 147,134           147,492
    Less allowance for depreciation...........    88,295            82,888
                                                --------          --------
                                                  58,839            64,604
Deferred and other assets (including deferred
   income taxes of $17 and $1,483,
   respectively, Note 5)......................    12,710            15,048
Goodwill......................................    14,511            15,566
                                                --------          --------

Total Assets..................................  $195,643          $197,179
                                                ========          ========


                 See Notes to Consolidated Financial Statements.

------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
                                                     2001              2000
(In thousands)
------------------------------------------------------------------------------
Current liabilities:
  Current maturities of long-term debt and
    short-term borrowings (Note 6)............   $  1,058          $  1,076
  Accounts payable............................     11,683            16,114
  Accrued expenses (Note 4)...................     24,146            27,105
  Income taxes (Note 5).......................      3,538             2,769
                                                 --------          --------
    Total current liabilities.................     40,425            47,064

Long-term debt (Note 6).......................     14,465            15,874

Employee benefit plan obligations (Note 3)....     13,199            13,981

Other long-term liabilities...................      4,285             4,262

Shareowners' equity (Note 7):
  Common shares outstanding
    (5,334 and 5,504, respectively)...........        533               550
  Additional capital..........................     23,882            30,035
  Retained earnings...........................    109,103            93,445
  Loan to ESOP Trust (Note 3).................     (1,362)           (1,594)
  Accumulated other comprehensive loss........     (8,887)           (6,438)
                                                 --------          --------
     Total shareowners' equity................    123,269           115,998
                                                 --------          --------

Total Liabilities and Shareowners' Equity.....   $195,643          $197,179
                                                 ========          ========


                 See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
-----------------------------------------------------------------------------
                                                2001       2000       1999
(In thousands)
-----------------------------------------------------------------------------
Cash flows from operating activities:
  Net income.................................$27,150    $22,226	    $26,805
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Depreciation and amortization............	 12,660     10,839	      7,460
    Deferred income taxes....................  2,916        (34)       672
    Loss on disposals of plant
      and equipment.......................... 	 1,980        275        110
    Changes in assets and liabilities:
      Receivables............................  2,963     (7,473)    (2,560)
      Inventories............................   (697)    (2,516	)    (6,137)
      Accounts payable and other
        accrued expenses..................... (8,028)    (2,612)     7,689
      Employee benefit plan obligations......   (718)     2,156      2,506
      Other, net.............................  1,697   	  (4,113)      (445)
                                             -------    -------    -------
Net cash flows from operating activities..... 39,923     18,748	     36,100
                                             -------    -------    -------
Cash flows from investing activities:
  Additions to plant and equipment........... (6,709)   (14,108	)   (13,691)
  Proceeds from sale of plant and equipment..	    354         61         68
  Additions to deferred assets...............   (802)    (2,829)    (5,412)
  Purchases of marketable securities......... (2,999)    (2,915	)   (27,692)
  Cash paid for acquisition (Note 2).........    -      (17,687)       -
  Proceeds from maturities of marketable
    securities...............................    -       11,883	     46,645
                                             -------    -------    -------
Net cash flows from investing activities.....(10,156)   (25,595)       (82)
                                             -------    -------    -------
Cash flows from financing activities:
  Repayment of long-term debt (Note 6)....... (1,016)    (1,017)    (1,019)
  Borrowing on line of credit and short-term
    borrowings............................... 11,055        -          362
  Repayment of line of credit and short-term
    borrowings............................... 11,073)       (41)    (2,794)
  Proceeds from issuance of common stock.....  1,059      1,541	      1,899
  Purchases of common stock (Note 7).........(14,157)    (8,351	)   (20,124)
  Reductions from stock subscriptions........    -          -         (324)
  Reduction of loan to ESOP Trust............	    232        233	        232
  Dividends paid............................. (5,122)    (4,685	)    (4,239)
                                             -------    -------    -------
Net cash flows from financing activities.....(19,022)   (12,320	)   (26,007)
                                             -------    -------    -------
Effect of exchange rate changes on cash......    374        954	        799
                                             -------    -------    -------
Net change in cash and equivalents........... 11,119    	(18,213)    10,810
Cash and equivalents at beginning of year....  9,631     27,844	     17,034
                                             -------    -------    -------
Cash and equivalents at end of year..........$20,750    $ 9,631	    $27,844
                                             =======    =======    =======

Cash paid during 2001, 2000, and 1999 for interest was $1.1 million, $1.1 million and $1.4 million, respectively. Also, cash paid during 2001, 2000 and 1999 for income taxes was $13.1 million, $14.6 million and $15.4 million, respectively.


              See Notes to Consolidated Financial Statements.

<OPTION>
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------

 (In thousands, except share amounts)
                                                                                            Accumulated
                                       Common                                     Loan to     Other
                                       Shares     Common  Additional  Retained    ESOP     Comprehensive   Comprehensive
                                     Outstanding   Stock   Capital    Earnings    Trust    Income (Loss)       Income
                                     -----------   -----   -------    --------    -----    -------------       ------
Balance year end 1998..............   5,573,720    $557    $14,105    $81,872    $(2,059)     $(2,878)
Net income.........................                                    26,805                                 $26,805
 Currency translation adjustment...                                                            (1,849)         (1,849)
 Pension liability adjustment......                                                               369             369
                                                                                                               ------
  Comprehensive income, net of tax.                                                                           $25,325
                                                                                                              =======
Dividends on common stock..........                                    (4,239)
Common stock issued................     129,200      13      1,886
Common stock repurchased...........    (288,000)    (29)              (20,095)
Retirement of incentive stock......      (1,500)                         (101)
Tax benefit of stock options
  exercised........................                          1,704
Loan payment from ESOP.............                                                  232
                                      ---------    ----    -------    -------    -------      -------
Balance year end 1999..............   5,413,420     541     17,695     84,242     (1,827)      (4,358)
                                      ---------    ----    -------    -------    -------      -------

Net income.........................                                    22,226                                 $22,226
 Currency translation adjustment...                                                            (1,693)         (1,693)
 Pension liability adjustment......                                                              (387)           (387)
                                                                                                              -------
  Comprehensive income, net of tax.                                                                           $20,146
                                                                                                              =======
Dividends on common stock..........                                   (4,685)
Common stock issued................     217,647      22     11,519
Common stock repurchased...........    (126,700)    (13)              (8,338)
Tax benefit of stock options
  exercised........................                           821
Loan payment from ESOP.............                                                  233
                                      ---------    ----    -------    -------    -------       ------
Balance year end 2000..............   5,504,367     550     30,035     93,445     (1,594)      (6,438)
                                     ----------    ----    -------    -------    -------      -------

Net income.........................                                    27,150                                 $27,150
 Currency translation adjustment...                                                           (2,353)          (2,353)
 Pension liability adjustment......                                                              (96)             (96)
                                                                                                              -------
  Comprehensive income, net of tax.                                                                           $24,701
                                                                                                              =======
Dividends on common stock..........                                    (5,122)
Common stock issued................      34,000       3      1,056
Common stock repurchased...........    (204,100)    (20)    (7,767)    (6,370)
Tax benefit of stock options
  exercised........................                            558
Loan payment from ESOP.............                                                  232
                                      ---------    ----    -------   --------    -------      -------
Balance year end 2001..............   5,334,267    $533    $23,882   $109,103    $(1,362)     $(8,887)
                                      =========    ====    =======   ========    =======      =======


                                               See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
-----------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR--The Company's fiscal year ends on the Saturday nearest  December
31. The financial statements and accompanying notes are as of and for the years ended December 29, 2001 (52 weeks), December 30, 2000 (52 weeks) and January 1, 2000 (52 weeks) and are referred to as 2001, 2000 and 1999, respectively.

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

MARKETABLE SECURITIES--Marketable securities consist of short-term U.S. treasury and agency securities with maturities of greater than three months at the date of purchase. All securities are categorized as held-to-maturity and are stated at amortized cost. Due to the nature of these securities, the difference between the amortized cost and fair value is immaterial.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts for cash and equivalents, long-term debt and short-term debt approximate fair value. The fair value of long-term debt is estimated based on current borrowing rates for similar issues and current exchange rates for foreign currency denominated amounts. The Company's off-balance sheet instruments consist of operating leases which are not significant (see Footnote 12).

INVENTORIES--Inventories are stated at the lower of cost or market. The majority of the cost of domestic inventories is determined using the last-in, first-out (LIFO) method; all remaining inventory costs are determined using the first-in, first-out (FIFO) method. Inventories stated on the LIFO method approximated 53 percent and 55 percent of total inventories in 2001 and 2000, respectively.

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

TRANSLATION OF FOREIGN CURRENCIES--All assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year end exchange rates. All revenue and expense accounts are translated at average rates in effect during the period.

USE OF ESTIMATES--Management's best estimates of certain amounts are required in preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and actual results could differ from those estimates.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--The Company accounts for derivative instruments and hedging activities under the provisions of SFAS Nos. 133, 137 and 138. These statements require the accounting for derivatives on the balance sheet as either assets or liabilities, their measurement at fair value, and that changes in fair value be recognized currently in income unless specific hedge accounting criteria are met. Certain disclosures concerning the designation and assessment of hedging relationships are also required. The Company adopted the provisions of these statements in the first quarter of 2001. No transition adjustment was required.

RECLASSIFICATIONS--Certain prior year amounts are reclassified when necessary to conform to the current year presentation.

ACCOUNTING PRONOUNCEMENTS--SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively, were published in June 2001. SFAS No. 141 requires the purchase method of accounting for business combinations, and SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company discontinued amortizing goodwill effective the first quarter of the Company's 2002 fiscal year. During 2002, the Company will implement the other transition provisions of SFAS Nos. 141 and 142, including the performance of goodwill impairment testing. The adoption of SFAS Nos. 141 and 142 are not expected to have a material impact on the Company's financial position or its results of operations.


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

The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the aggregate purchase price was allocated to the net assets acquired based on the estimated fair values. The excess of purchase price over the fair value of the net assets acquired has been recorded as goodwill which was being amortized on a straight-line basis over 20 years. The Company discontinued amortizing goodwill effective the first quarter of the Company's 2002 fiscal year under the provisions of SFAS No. 142.

Other
-----
During the third quarter of 2000, the Company recorded a one-time $3.2 million ($2.0 million after-tax) charge to earnings to recognize the costs of the unsuccessful acquisition of the fuel pumping systems business of the Marley Pump Company, a division of United Dominion Industries.

During 1998, the Company purchased certain operating and intangible assets from a motor manufacturer for $17.5 million. During 2001, the parties initiated arbitration proceedings to resolve certain acquisition contingencies and other matters as provided under the original purchase agreement. Any subsequent payments made or received by the Company upon resolution of the arbitration proceedings will be accounted for as an adjustment to the cost of the acquired assets and amortized over the original remaining lives of these assets.


3.   EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS - As of December 29, 2001, the Company's domestic operations maintain three separate pension plans.

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

The following table sets forth aggregated information related to the Company's domestic pension benefits and other postretirement benefits, including changes in the benefit obligations, changes in plan assets, funded status, amounts recognized in the Consolidated Balance Sheets, and actuarial assumptions:

(In thousands)
------------------------------------------------------------------------------
                                  Pension Benefits       Other Benefits
                                   2001       2000       2001       2000
                                   ----       ----       ----       ----
Change in benefit obligation:
Benefit obligation, b/o/y......$100,746   $ 91,199   $ 12,118   $ 11,863
Service cost...................   3,163      3,100	        307	        289
Interest cost..................   7,487      7,056        872	        868
Plan amendments................	     717       (217)       -          -
Actuarial loss.................   5,111      6,479        360        323
Employee contributions.........     -           18 	       -          -
Benefits paid..................  (8,015)    (6,889)	    (1,207)	    (1,225)
                               --------   --------   --------   --------
Benefit obligation, e/o/y......	$109,209   $100,746	   $ 12,450   $ 12,118
                               ========   ========   ========   ========

Change in plan assets:
Fair value of assets, b/o/y....	$112,732   $112,342 	  $    -     $    -
Actual return on plan assets...   1,383      7,172	        -          -
Company contributions..........   3,090         89      1,207	      1,225
Employee contributions.........     -           18         -	          -
Benefits paid..................  (8,015) 	   (6,889)	    (1,207)    (1,225)
                               --------   --------   --------   --------
Fair value of assets, e/o/y....$109,190 	  $112,732   $    -     $    -
                               ========   ========   ========   ========

Reconciliation of funded status:
Funded status..................	$    (19)  $ 11,986   $(12,450	)  $(12,118)
Unrecognized net (gain)/loss... (11,223)	   (25,557)	     2,547	      2,322
Unrecognized transition
 obligation...................     -   	       -   	     5,378      5,867
Unrecognized prior service
 cost..........................	   5,504      5,700	        -          -
                               --------   --------   --------   --------
Net amount recognized..........$ (5,738)  $ (7,871)  $ (4,525)  $ 	(3,929)
                               ========   ========   ========   ========

Amounts recognized in the
 Consolidated Balance Sheets:
Accrued benefit liability......$ (7,647)  $ (9,005)  $ (4,525)  $ (3,929)
Intangible asset...............     615	        -          -  	        -
Deferred tax asset.............     516	        452        -   	       -
Accumulated other comprehensive
 loss..........................     778 	       682        -          -
                               --------   --------   --------   --------
Net amount recognized..........$ (5,738)	  $ (7,871)  $ (4,525)  $ (3,929)
                               ========   ========   ========   ========

Actuarial assumptions:
Discount rate..................   7.25%      7.50%      7.25%      7.50%
Rate of increase in future
  compensation................. 0-9.00%    0-5.00%      5.00%      5.00%
                               (Graded)
Expected long-term rate of
  return on plan assets........   9.25%      9.25%	        -          -
------------------------------------------------------------------------------

The following table sets forth aggregated net domestic periodic benefit cost for 2001, 2000 and 1999:

(In thousands)
-----------------------------------------------------------------------------
                        Pension  Benefits             Other Benefits
                     2001      2000      1999      2001     2000     1999
                     ----      ----      ----      ----     ----     ----

Service cost....	   $3,163    $3,100    	$3,003    $  307	   $  289   $  335
Interest cost...    7,487	     7,056   	  6,258       872	      868      813
Expected return
 on assets......	   (9,835)	   (9,171)	   (8,272)      -        -         -
Amortization of
 unrecognized:
  obligation/
   (asset)......      -   	     (112)      (43)      489	      489	      489
  Prior service
   cost.........      913 	      819       896       -        -        -
  Loss/(Gain)...     (770)   	  (677)        3       135      122	      200
                   ------    ------    ------    ------   ------   ------
Net periodic
 benefit cost...   	$  958    $1,015	    $1,845    $1,803	   $1,768   	$1,837
                   ======    ======    ======    ======   ======   ======
-----------------------------------------------------------------------------

The plan assets of the pension plans consist primarily of common stocks and bonds, including $24,888 and $20,791 of the Company's common stock in 2001 and 2000, respectively.

One of the Company's three pension plans covers certain management employees. The Company does not fund this plan, and its assets were zero in 2001 and 2000. The plan's projected benefit obligation and accumulated benefit obligation were $5,312 and $4,885, respectively, at December 29, 2001, and $4,304 and $3,337, respectively, at December 30, 2000.

The Company's German subsidiary, which does not report pension information under the Employee Retirement Income Security Act of 1974, calculates the pension liability based on local requirements. The long-term pension liability for the German subsidiary was $1,036 at December 29, 2001 and $1,057 at December 30, 2000. The difference between calculating the pension liability under local requirements versus SFAS No. 87 requirements is immaterial. Pension liabilities for other foreign subsidiaries are not significant.

DEFINED CONTRIBUTION PLANS - The Company maintains an integrated 401(k) and Employee Stock Ownership Plan (ESOP).

In 1996 and 1992, the ESOP Trustee acquired shares of Company common stock on the open market using the proceeds of a ten-year, $0.3 million loan and a fifteen-year, $3.0 million loan, respectively, from the Company. Under the terms of the variable rate loan (6.31 percent at December 29, 2001), principal plus interest is payable in equal annual installments. The shares of stock purchased with the loan proceeds are collateral for the loan and are considered outstanding for purposes of calculating earnings per share.

The Company contributes a portion of its 401(k) matching contribution as well as an additional annual contribution, both subject to the Company's annual financial results, to the ESOP Trust. The ESOP Trustee uses a portion of the

Company's contributions to make principal and interest payments on the loan. As loan payments are made, shares of common stock are released as collateral and are allocated to participants' accounts. The balance of the Company's contributions in cash or common stock is made to the Company stock fund of the 401(k) and ESOP Trusts, and allocated to participants' accounts to satisfy the balance of the Company's 401(k) matching contribution.

At December 29, 2001, 128,629 shares were allocated to the accounts of participants, 9,036 shares were committed to be released and allocated to the accounts of participants for service rendered during 2001, and 38,055 shares were held by the ESOP Trust in suspense.

The following table sets forth the interest expense and Company contributions to the integrated ESOP and 401(k) Plan.

(In thousands)
-----------------------------------------------------------------------------
                                                    2001     2000     1999
                                                    ----     ----     ----
Interest expense incurred by the plan
  on ESOP debt.............................       $   88   $  104   $  118
Company contributions to integrated plan...       $1,199   $1,308   $1,004
-----------------------------------------------------------------------------


4.   ACCRUED EXPENSES

Accrued expenses consisted of:

(In thousands)
-----------------------------------------------------------------------------
                                             2001            2000
                                             ----            ----
Salaries, wages and commissions.......    $ 8,116         $ 8,191
Product warranty costs................      4,970           5,244
Insurance.............................      5,926           6,114
Employee benefits.....................      1,994           2,190
Other.................................      3,140           5,366
                                          -------         -------
                                          $24,146         $27,105
                                          =======         =======
-----------------------------------------------------------------------------


5.   INCOME TAXES

Income before income taxes consisted of:

(In thousands)
-----------------------------------------------------------------------------
                                      2001         2000         1999
                                      ----         ----         ----

Domestic....................       $35,643      $27,202      $35,104
Foreign.....................         7,742        8,707        7,292
                                   -------      -------      -------
                                   $43,385      $35,909      $42,396
                                   =======      =======      =======
-----------------------------------------------------------------------------

The income tax provision consisted of:

(In thousands)
------------------------------------------------------------------------------
                                      2001         2000         1999
                                      ----         ----         ----

Currently payable:
  Federal...................       $ 9,145      $ 8,328	      $10,198
  Foreign...................         2,622        3,412	        2,954
  State.....................         1,552        1,977	        1,767
Deferred:
  Federal...................         2,320         (188)         472
  Foreign...................           152           68	           31
  State.....................           444	           86          169
                                   -------      -------      -------
                                   $16,235      $13,683	      $15,591
                                   =======      =======      =======
------------------------------------------------------------------------------

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In thousands)
------------------------------------------------------------------------------
                                                  2001         2000
                                                  ----         ----
Deferred tax assets:
  Accrued expenses and reserves..............  $ 5,861	      $ 6,424
  Compensation and employee benefits.........    8,277	        7,032
  Other items................................    2,381	        3,264
                                               -------      -------
    Total deferred tax assets................   16,519	       16,720
                                               -------      -------

Deferred tax liabilities:
  Accelerated depreciation on fixed assets...    6,564	        5,312
  Other items................................    1,271	          387
                                               -------       ------
    Total deferred tax liabilities...........    7,835	        5,699
                                               -------       ------
Net deferred tax assets......................  $ 8,684	      $11,021
                                               =======      =======
------------------------------------------------------------------------------

The portions of current and non-current deferred tax assets and liabilities were as follows:

(In thousands)
------------------------------------------------------------------------------
                           2001                     2000
                           ----                     ----
                   Deferred   Deferred      Deferred   Deferred
                     Tax        Tax           Tax        Tax
                    Assets   Liabilities     Assets   Liabilities
                    ------   -----------     ------   -----------
  Current........  $ 9,474     $   807      $ 9,538     $   -
  Non-current....    7,045       7,028	        7,182	       5,699
                   -------     -------      -------    --------
                   $16,519     $ 7,835	      $16,720	     $ 5,699
                   =======     =======      =======     =======
------------------------------------------------------------------------------

There was no valuation allowance for deferred tax assets required in 2001 or 2000.

The differences between the statutory and effective tax rates were as follows:
------------------------------------------------------------------------------
                                      2001       2000        1999
                                      ----       ----        ----

U.S. Federal statutory rate......     35.0%      35.0%       35.0%
State income taxes, net of
  federal benefit................ 	     3.0        3.4         3.3
Other items......................     (0.6)      (0.3)       (1.5)
                                      -----      -----       -----
                                      37.4%      38.1%       36.8%
                                      =====      =====       =====
------------------------------------------------------------------------------

6.   DEBT

Long-term debt consisted of:

(In thousands)
------------------------------------------------------------------------------
                                               2001        2000
                                               ----        ----

Insurance Company--6.31%, principal
  payments of $1.0 million due in
  annual installments, with a balloon
  payment of $10,000 in 2008 ($2,671
  denominated in JPY at 12/29/01).......    $15,448     $16,838
Bank....................................         34          53
                                            -------     -------
                                             15,482      16,891
Less current maturities.................     (1,017)     (1,017)
                                            -------     -------
                                            $14,465     $15,874
                                            =======     =======
------------------------------------------------------------------------------

The Company's short-term borrowings were $41 and $59 at December 29, 2001 and December 30, 2000, respectively. The Company's long-term debt with the insurance company is unsecured and the long-term debt agreement provides for certain financial covenants with respect to borrowings, working capital, loans or advances and investments. The Company was in compliance with all debt covenants at all times in 2001 and 2000.

On November 26, 2001, the Company entered into an unsecured, 38-month, $60.0 million revolving credit agreement (the "Agreement"). The Agreement includes a facility fee of one-eighth of one percent on the committed amount. The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (EBITDA). The Agreement contains certain financial covenants with respect to borrowings, interest coverage, working capital, net worth, loans or advances, and investments.

7.   SHAREOWNERS' EQUITY

The Company had 5,334,000 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding at the end of 2001.

During 2001 and 2000, pursuant to stock repurchase programs authorized by the Company's Board of Directors, the Company repurchased a total of 204,100 shares for $14.2 million and 126,700 shares for $8.4 million, respectively. Of these shares, 20,000 and 130,000 were repurchased from officers of the Company in 2001 and 2000, respectively. All repurchased shares were retired.

During 2000, under terms of a Company stock option plan, a participant remitted 10,000 shares of Company common stock as consideration for stock issued upon the exercise of stock options. The total exercise price of the respective stock options was $0.7 million, and the shares remitted to the Company were subsequently retired.


8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)
-----------------------------------------------------------------------------
                                              2001         2000        1999
                                              ----         ----        ----
Numerator:
  Net Income..........................     $27,150      $22,226     $26,805
                                           =======      =======     =======
Denominator:
 Basic
  Weighted-average common shares.....        5,443        5,454       5,502

 Diluted
  Effect of dilutive securities:

    Employee and director incentive
      stock options and awards........	         242          230         321
                                           -------      -------     -------

  Adjusted weighted-average common
      shares..........................       5,685        5,684       5,823
                                           =======      =======     =======

Basic earnings per share..............     $  4.99      $  4.08     $  4.87
                                           =======      =======     =======

Diluted earnings per share............     $  4.78      $  3.91     $  4.60
                                           =======      =======     =======
-----------------------------------------------------------------------------


9.   STOCK-BASED COMPENSATION

The Company has authorized the grant of options to purchase common stock of the Company to employees and non-employee directors of the Company and its subsidiaries under four fixed stock option plans. The plans and the original number of authorized shares available for grants are as follows:
-----------------------------------------------------------------------------
                                                                     Shares
                                                                     ------
Employee Plans:
 1986 Non-Qualified Stock Option Plan                               555,000
 1996 Employee Stock Option Plan                                    600,000
Non-Employee Director Plans:
 1990 Non-Employee Director Stock Option Plan                        60,000
 Amended and Restated 1996 Non-Employee Director Stock Option Plan  300,000
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

A summary of the Company's fixed stock option plans activity and related information for 2001, 2000 and 1999 follows:


----------------------------------------------------------------------------------------------------------
                            2001                          2000                       1999
                            ----                          ----                       ----
                               Weighted-Average             Weighted-Average            Weighted-Average
Fixed Options         Shares    Exercise Price      Shares   Exercise Price    Shares    Exercise Price
-------------         -------------------------     ------------------------   -------------------------
Outstanding at
  beginning of year	   710,850       $46.89          589,917      $38.79        642,617        $30.09
Granted           	    161,000        73.79          184,333       65.01         84,000         70.31
Exercised         	    (34,000)       31.16 	         (63,400)      24.30       (129,200)        14.70
Forfeited              (6,700)       63.92             -             -          (7,500)        60.94
                      -------                       -------                    -------
Outstanding at
  end of year         831,150       $52.60          710,850      $46.89        589,917        $38.79
                      =======                       =======                    =======
----------------------------------------------------------------------------------------------------------

The following summarizes information about fixed stock options outstanding at December 29, 2001:

----------------------------------------------------------------------------------------------------------
                               Options Outstanding                              Options Exercisable
                  -------------------------------------------------      ------------------------------
                     Number      Weighted-Average                          Number
   Range of       Outstanding       Remaining      Weighted-Average      Exercisable   Weighted-Average
 Exercise Prices  at 12/29/01    Contractual Life  Exercise Price        at 12/29/01     Exercise Price
 ---------------  -----------    ----------------  ---------------       -----------   ----------------
$15.00 to 32.50     276,600        2.94 years           $28.90             276,600          $28.90
 32.51 to 54.13     106,750        4.95                  42.32             105,350           42.17
 54.14 to 78.55     447,800        8.60                  69.69              93,233           68.39
                    -------                                                -------
$15.00 to 78.55     831,150        6.25                 $52.60             475,183          $39.59
                    =======                                                =======
---------------------------------------------------------------------------------------------------------


For pro forma information regarding net income and earnings per share, the fair value for the options awarded in 2001, 2000 and 1999 for all fixed stock option plans was estimated as of the date of the grant using a Black-Scholes option valuation model. The following table sets forth the weighted- average assumptions for 2001, 2000 and 1999, respectively.
-----------------------------------------------------------------------------
                                            2001        2000       1999
                                            ----        ----       ----
  Risk-free interest rate............       4.93%       6.19%      5.76%
  Dividend yield.....................       1.30%       1.30%      1.20%
  Volatility factor..................        .204        .198       .223
  Weighted-average expected life.....       6 years     6 years    6 years
-----------------------------------------------------------------------------

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

(In thousands, except per share amounts)
-----------------------------------------------------------------------------
                                              2001         2000        1999
                                              ----         ----        ----
 Reported net income.................      $27,150      $22,226     $26,805
 Pro forma net income...............       $26,064      $21,259     $26,156

 Reported net income available
   per common share..................        $4.99        $4.08       $4.87
 Pro forma net income available
   per common share..................        $4.79        $3.90       $4.75

 Reported net income available per
   common share, assuming dilution...        $4.78        $3.91       $4.60
 Pro forma net income available per
   common share, assuming dilution...        $4.58        $3.74       $4.49
-----------------------------------------------------------------------------

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

During 2000, the Franklin Electric Co., Inc. Key Employee Performance Incentive Stock Plan (Incentive Plan) was established. Under the Incentive Plan, employees may be granted restricted shares of the Company's common stock, vesting subject to the employees' attainment of certain goals. No shares were awarded under the Incentive Plan in 2001 and 2000. At December 29, 2001, 100,000 shares were available for future awards.

The Company has allocated 888,000 shares of its common stock for the 1988 Executive Stock Purchase Plan (1988 Purchase Plan). Under the 1988 Purchase

Plan, executives of the Company are awarded the right to purchase shares of its common stock through a Company loan at the closing price on the day prior to the date of purchase. In 1998 the Company extended the 1988 Purchase Plan ten additional years. At December 29, 2001, 512,800 shares were available for future awards, and there were no outstanding loans to Company executives.

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

The Company's products are primarily sold to original equipment manufacturers and through independent distributors in the United States, Canada, Mexico, Europe, Australia, South Africa, Mexico, Japan, China and other world markets. Net sales attributed to customers located in the United States were $218.8 million, $224.4 million and $207.7 million in 2001, 2000 and 1999, respectively. Net sales attributed to foreign customers were $104.1 million, $101.3 million and $85.5 million in 2001, 2000 and 1999, respectively, of which no single country was significant. Long-lived assets located in the United States totaled $47.4 million, $53.0 million and $47.5 million in 2001, 2000 and 1999, respectively. Long-lived assets in foreign countries totaled $11.4 million, $11.6 million and $9.5 million in 2001, 2000 and 1999, respectively, of which no single country was significant.

One customer accounted for 18.7 percent, 15.7 percent, and 15.3 percent of the Company's consolidated sales in 2001, 2000 and 1999, respectively.

11.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial information for 2001 and 2000 is as follows:

(In thousands, except per share amounts)
-----------------------------------------------------------------------------
                                                        Basic      Diluted
                      Net       Gross        Net      Earnings    Earnings
                    Sales      Profit      Income     Per Share   Per Share
                    -----      ------      ------     ---------   ---------
2001
----
1st Quarter.....  $ 65,899     $17,113     $ 3,016      $ .55      $ .53
2nd Quarter.....    82,860      23,156       6,614       1.20       1.16
3rd Quarter.....    86,764      25,035       8,192       1.50       1.44
4th Quarter.....    87,385      27,567       9,328       1.75       1.66
                  --------     -------     -------
                  $322,908     $92,871     $27,150      $4.99      $4.78
                  ========     =======     =======

2000
----
1st Quarter.....  $ 66,051     $17,187     $ 3,903      $ .72      $ .69
2nd Quarter.....    84,875      23,592       7,785       1.44       1.38
3rd Quarter.....    85,173      20,918       3,442        .63        .61
4th Quarter.....    89,632      23,489       7,096       1.28       1.23
                  --------     -------     -------
                  $325,731     $85,186     $22,226      $4.08      $3.91
                  ========     =======     =======
-----------------------------------------------------------------------------

12.   CONTINGENCIES AND COMMITMENTS

The Company is defending various claims and legal actions, including environmental matters, which have arisen in the ordinary course of business. In the opinion of management, after discussion with counsel, these claims and legal actions can be successfully defended or resolved without a material adverse effect on the Company's financial position or results of operation.

Total rent expense charged to operations for operating leases including contingent rentals was $2.4 million, $2.2 million and $1.8 million for 2001, 2000 and 1999, respectively. The future minimum rental payments for noncancellable operating leases as of December 29, 2001, are as follows:
2002, $1.7 million; 2003, $0.7 million; and 2004, $0.4 million. Rental commitments subsequent to 2004 are not material.

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and consolidated subsidiaries as of December 29, 2001 and December 30, 2000 and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and consolidated subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


 /s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
January 25, 2002

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.



                                  PART III
                                  --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information concerning directors required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2002, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT."

The information concerning Item 405 disclosures of delinquent Form 3,4 or 5 filers required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2002, under the heading of "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2002, under the headings of "INFORMATION ABOUT THE BOARD AND ITS COMMITTEES," "COMPENSATION COMMITTEE REPORT," "SUMMARY COMPENSATION TABLE," "OPTION GRANTS IN 2001 FISCAL YEAR," "AGGREGATED OPTION EXCERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES", "PENSION PLANS" and "AGREEMENTS," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2002, under the heading of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2002, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "AGREEMENTS," and is incorporated herein by reference.

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
          ----------------------------------------
          Independent Auditors' Report........................ 31
          Consolidated Statements of Income for the
            three years ended December 29, 2001............... 12
          Consolidated Balance Sheets as of
            December 29, 2001 and December 30, 2000........... 13-14
          Consolidated Statements of Cash Flows
            for the three years ended December 29, 2001....... 15-16
          Consolidated Statements of Shareowners' Equity
            for the three years ended December 29, 2001....... 17
          Notes to Consolidated Financial Statements
            (including quarterly financial data).............. 18-30

     2.   Financial Statement Schedules - Franklin Electric
          -------------------------------------------------
          II Valuation and Qualifying Accounts................ 34

     Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

     3.   Exhibits
          --------
          See the Exhibit Index located on pages 36-37.
          Management Contract or Compensatory Plan or
          Arrangement is denoted by an asterisk (*).

(b) Reports on Form 8-K filed during the fourth quarter ended December 29, 2001:

          None.

(c)  See the Exhibit Index located on pages 36-37.

(d) Individual financial statements and all other schedules of the Registrant are omitted as they are not required.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     For the years 2001, 2000 and 1999
                               (In thousands)
                               --------------

                            Additions
              Balance at    charged to                              Balance
               beginning    costs and                               at end
Description    of period     expenses     Deductions    Other      of period
-----------   ----------    ----------    ----------    -----      ---------


Allowance for doubtful accounts:

2001          $1,949	        $172	          $463 (A)      $ -         $1,658
              ======        ====          ====          ====        ======

2000       	   $1,333        $673          $ 99 (A)      $ 42        $1,949
              ======        ====          ====          ====        ======

1999          $1,107        $267	          $ 41 (A)      $ -         $1,333
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

                                        Franklin Electric Co., Inc.

                                         /s/ WILLIAM H. LAWSON
                                        --------------------------
                                        William H. Lawson
                                        Chairman of the Board, Chief
Date: February 15, 2002                 Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ WILLIAM H. LAWSON                  Chairman of the Board, Chief
-------------------------------------   Executive Officer and President
William H. Lawson   February 15, 2002   (Principal Executive
                                        Officer)

 /s/ GREGG C. SENGSTACK                 Senior Vice President and Chief
-------------------------------------   Financial Officer (Principal
Gregg C. Sengstack  February 15, 2002   Financial and Accounting
                                        Officer)

 /s/ JEROME D. BRADY
-------------------------------------   Director
Jerome D. Brady     February 15, 2002


 /s/  JOHN B. LINDSAY
-------------------------------------   Director
John B. Lindsay     February 15, 2002


 /s/ ROBERT H. LITTLE
-------------------------------------   Director
Robert H. Little    February 15, 2002


 /s/ PATRICIA SCHAEFER
-------------------------------------   Director
Patricia Schaefer   February 15, 2002


 /s/ DONALD J. SCHNEIDER
-------------------------------------   Director
Donald J. Schneider February 15, 2002


 /s/ R. SCOTT TRUMBULL
-------------------------------------   Director
R. Scott Trumbull   February 15, 2002


 /s/ JURIS VIKMANIS
-------------------------------------   Director
Juris Vikmanis      February 15, 2002


 /s/ HOWARD B. WITT
-------------------------------------   Director
Howard B. Witt      February 15, 2002

                          FRANKLIN ELECTRIC CO., INC.
                 EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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

    10.3 Amended 1986 Stock Option Plan (incorporated herein by reference to the Company's 1988 Proxy
          Statement for the Annual Meeting held on April
          15, 1988, and included as Exhibit C to the Proxy
          Statement)*

    10.4  1990 Franklin Electric Non-Employee Director Stock
          Option Plan (incorporated herein by reference to the Company's 1991 Proxy Statement for the Annual
          Meeting on April 19, 1991)*

    10.5 1996 Franklin Electric Co., Inc., Employee Stock Option Plan (incorporated herein by reference to the Company's 1996 Proxy Statement for the Annual Meeting held on April 12, 1996, and included as Exhibit A to the Proxy Statement)*

    10.6 Franklin Electric Co., Inc. Amended and Restated 1996 Nonemployee Director Stock Option Plan (incorporated herein by reference to the Company's 2000 Proxy Statement for the Annual Meeting held on April 14, 2000, and included as Exhibit A to the Proxy Statement)*

10.7  Franklin Electric Co., Inc. Key Employee Performance
      Incentive Stock Plan (incorporated herein by reference to the Company's 2000 Proxy Statement for the Annual Meeting held on April 14, 2000, and included as Exhibit B to the Proxy Statement)*

    10.8 Franklin Electric Co., Inc. Nonemployee Directors' Deferred Compensation Plan (incorporated herein by reference to Exhibit
      10.9 of the Company's Form 10-K for the fiscal year ended
      December 30, 2000)*

    10.9 Amended and Restated Franklin Electric Co., Inc. Pension Restoration Plan*

    10.10 Employment Agreement dated December 5, 1986 between the Company and William H. Lawson (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended December 28, 1991)*

    10.11 Employment Agreement dated October 23, 1995 between the Company and Jess B. Ford (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended December 30, 1995)*

    10.12 Employment Agreement dated December 7, 2000 between the
          Company and Gregg C. Sengstack (incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K for the fiscal year Ended December 30, 2000)*

    10.13 $60,000,000 Credit Agreement dated as of November 26, 2001 between the Company and various commercial banks

    21    Subsidiaries of the Registrant............................ 38
    23    Independent Auditors' Consent............................. 39
    99    Additional Exhibits....................................... 40-41

       * Management contract or compensatory plan or arrangement

                                                         EXHIBIT 21
                                                         ----------
                        FRANKLIN ELECTRIC CO., INC.

                       SUBSIDIARIES OF THE REGISTRANT
                                ____________

                                                            Percent of
                                       State or country       voting
                                       of incorporation     stock owned
                                       ----------------     -----------
Subsidiaries consolidated:

  Advanced Polymer Technology, Inc.         Michigan            100

  Coverco S.r.l.                            Italy               100

  EBW, Inc.                                 Michigan            100

  FE Petro, Inc.                            Indiana             100

  Franklin Electric International, Inc.     Delaware            100

  Franklin Electric Subsidiaries, Inc.
    [inactive]                              Indiana             100

  Franklin Electric Foreign Sales
    Corporation                             U.S. Virgin Islands 100

  Franklin Electric B.V.                    Netherlands         100

  Franklin Electric Europa, GmbH            Germany             100

  Franklin Electric spol s.r.o.             Czech Republic      100

  Franklin Electric (Australia) Pty. Ltd.   Australia           100

  Franklin Electric (South Africa)
    Pty. Limited                            South Africa        100

  Franklin Electric (Suzhou) Co., Ltd.      China               100

  Motores Franklin S.A. de C.V.             Mexico              100

  Motori Sommersi Riavvolgibili S.r.l.      Italy                75

                                                                  EXHIBIT 23
                                                                  ----------


INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in the Registration Statements of Franklin Electric Co., Inc. on Form S-8 (file numbers 33-35958, 33-35960, 33-35962, 33-38200, 333-01957, 333-01959, 333-93121, 333-34992, 333-34994 and
333-34996) of our report dated January 25, 2002 appearing in this Annual Report on Form 10-K of Franklin Electric Co., Inc. for the year ended December 29, 2001.


 /s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
February 25, 2002

                                                                   EXHIBIT 99
                                                                   ----------

ADDITIONAL EXHIBITS

Forward-Looking Statements
--------------------------
Written and oral statements provided by the Company from time to time, including in the Company's annual report to shareholders and its annual report on Form 10-K, may contain certain forward-looking information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in the Company's written or oral forward-looking statements as a result of various factors, including, but not limited to, the following:

     A significant decline in sales with the Company's largest customer, who represents over 10% of consolidated sales, or other significant customers.

     Continued or increased competitive pressure to reduce selling prices of products or increase financial incentives to customers.

     A prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components.

     Delays in the Company's ability to pass along significant increases in the cost of raw material, components, other materials and/or services.

     The amount of and rate of growth in selling, general and administrative expenses, and occurrences which could affect the Company's ability to reduce or limit the increase in such expenses.

     The costs and other effects of legal and administrative cases and proceedings (whether civil or criminal), settlements and investigations, claims, developments or assertions by or against the Company relating to intellectual property rights and licenses, and adoption of new or changes in accounting policies and practices.

     Difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing economies to develop when planned.

     Circumstances impacting the Company's ability to fund and accomplish technological innovation, improve processes, and attract and retain capable staff in order to deal with increasing volume and complexity in its products.

     Occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product costs and other costs or to increase productivity.

     The impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions or divestitures, asset valuations and organizational structures.

     The effects of and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies and similar organizations, including but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, foreign exchange rates, nationalizations and unstable governments.

     The future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products.

     Labor strikes or work stoppages by employees of the Company, its customers, suppliers, or freight contractors or other providers.

     Environmental factors such as fires, floods, or other natural disasters and weather conditions which could impact the Company's ability to produce products or the demand for its products.

     Increased competition due to industry consolidation or new entrants into the Company's existing markets.

     The introduction of alternative products or governmental and regulatory activities that favor alternative methods of serving the same function as the Company's products.

All forward-looking statements included herein are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.






1

1

1