Form 10-Q
period 2002-03-30
FRANKLIN ELECTRIC CO INC
filed 2002-05-07
CIK 38725

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                _________

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 30, 2002
                                              --------------
                                    OR

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

                             (260) 824-2900
                             --------------
          (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                YES   X                                      NO
                    -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
           Class of Common Stock                   May 7, 2002
           ---------------------                   ------------
              $.10 par value                    10,842,046 shares

                          FRANKLIN ELECTRIC CO., INC.

                                     Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of March 30, 2002 (Unaudited)
            and December 29, 2001 (Unaudited)...............     3

            Condensed Consolidated Statements of
            Income for the Three Months
            Ended March 30, 2002 (Unaudited) and
March 31, 2001 (Unaudited)......................     4

            Condensed Consolidated Statements
            Of Cash Flows for the Three Months
            Ended March 30, 2002 (Unaudited) and
March 31, 2001 (Unaudited)......................     5

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)................   6-8

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations...........................  9-10


   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk...............................    10


PART II.    OTHER INFORMATION
-----------------------------
   Item 4.  Submission of Matters to a Vote of
              Security Holders..............................    11

   Item 6.  Exhibits and Reports on Form 8-K................    11



Signatures..................................................    12
----------

                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                             FRANKLIN ELECTRIC CO., INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
(In thousands)                               March 30,  December 29,
                                               2002         2001
                                               ----         ----
ASSETS
Current assets:
  Cash and equivalents....................  $  5,070      $ 20,750
  Marketable securities...................       -           2,999
  Receivables, less allowances of
    $1,986 and $1,658, respectively.......    35,225        27,486
  Inventories (Note 2)....................    57,838        48,008
  Other current assets (including
    deferred income taxes of $8,675
    and $8,667, respectively).............    10,673        10,340
                                            --------      --------
    Total current assets..................   108,806       109,583
Property, plant and equipment,
  net (Note 3)............................    66,697        58,839
Deferred and other assets (including
  deferred income taxes of $19
  and $17, respectively)..................    14,978        12,710
Goodwill..................................    24,892        14,511
                                            --------      --------
Total assets..............................  $215,373      $195,643
                                            ========      ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  4,053      $  1,058
  Accounts payable........................    17,701        11,683
  Accrued expenses........................    23,830        24,146
  Income taxes............................     2,323         3,538
                                            --------      --------
    Total current liabilities.............    47,907        40,425
Long-term debt............................    22,882        14,465
Employee benefit plan obligations.........    13,291        13,199
Other long-term liabilities...............     4,314         4,285
Shareowners' equity:
  Common stock (Note 5)...................     1,073           533
  Additional capital......................    24,584        23,882
  Retained earnings.......................   111,501       109,103
  Loan to ESOP Trust......................    (1,130)       (1,362)
  Accumulated other comprehensive
    loss (Note 7).........................    (9,049)       (8,887)
                                            --------      --------
    Total shareowners' equity.............   126,979       123,269
                                            --------      --------
Total liabilities and shareowners' equity.  $215,373      $195,643
                                            ========      ========

       See Notes to Condensed Consolidated Financial Statements.

                        FRANKLIN ELECTRIC CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

(In thousands, except per share amounts)

                                              Three Months Ended
                                              ------------------
                                            March 30,    March 31,
                                              2002         2001
                                              ----         ----

Net sales..............................     $68,069      $65,899

Costs and expenses:
  Cost of sales........................      50,218       48,786
  Selling and administrative expenses..      11,661       11,341
  Interest expense.....................         338          325
  Other income, net....................        (226)        (143)
  Foreign exchange loss................         208          727
                                            -------      -------
                                             62,199       61,036

Income before income taxes.............       5,870        4,863
Income taxes...........................       2,188        1,847
                                            -------      -------
Net income.............................     $ 3,682      $ 3,016
                                            =======      =======

Per share data (Note 6):

  Net income per common share..........     $   .34      $   .27
                                            =======      =======
  Net income per common share,
    assuming dilution..................     $   .32      $   .26
                                            =======      =======

  Dividends per common share...........     $   .12      $   .11
                                            =======      =======


     See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
(In thousands)                                  Three Months Ended
                                                ------------------
                                              March 30,      March 31,
                                                 2002          2001
                                                 ----          ----
Cash flows from operating activities:
  Net income................................   $ 3,682       $ 3,016
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     3,184         3,130
    Loss on disposals of plant
      and equipment.........................       -              66
    Changes in assets and liabilities:
      Receivables...........................    (4,409)       (1,039)
      Inventories...........................    (6,269)      (17,813)
      Accounts payable and other accrued
        expenses............................    (5,111)         (367)
      Employee benefit plan obligations.....       109           331
      Other, net............................      (264)         (548)
                                               -------       -------
        Net cash flows from
          operating activities..............    (9,078)      (13,224)
                                               -------       -------
Cash flows from investing activities:
  Additions to plant and equipment..........    (1,078)       (1,109)
  Proceeds from sale of plant and
    equipment...............................       -              18
  Additions to deferred assets..............    (2,640)          (46)
  Cash paid for acquisition.................   (17,475)          -
  Proceeds from maturities of marketable
    securities .............................     2,999           -
                                               -------       -------
     Net cash flows from
      investing activities..................   (18,194)       (1,137)
                                               -------       -------
Cash flows from financing activities:
  Borrowing on long-term debt...............     8,350           -
  Borrowing on line of credit and
    short-term borrowings...................     3,000        10,000
  Repayment of line of credit
    and short-term borrowings...............        (5)           (3)
  Proceeds from issuance of common stock....     1,242           -
  Purchases of common stock.................       -          (1,001)
  Reduction of loan to ESOP Trust...........       232           232
  Dividends paid............................    (1,284)       (1,210)
                                               -------       -------
    Net cash flows from
      financing activities..................    11,535         8,018
                                               -------       -------
Effect of exchange rate changes on cash.....        57           501
                                               -------       -------





Net change in cash and equivalents..........   (15,680)       (5,842)
Cash and equivalents at beginning of period.    20,750         9,631
                                               -------       -------
Cash and equivalents at end of period.......   $ 5,070       $ 3,789
                                               =======       =======

      See Notes to Condensed Consolidated Financial Statements.

                           FRANKLIN ELECTRIC CO., INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 29, 2001.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                              March 30,   December 29,
                                               2002         2001
                                               ----         ----
Raw Materials........................        $15,759      $16,447
Work in Process......................          7,585        6,005
Finished Goods.......................         44,451       35,662
LIFO Reserve.........................         (9,957)     (10,106)
                                             -------      -------
Total Inventory......................        $57,838      $48,008
                                             =======      =======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In thousands)                               March 30,  December 29,
                                               2002         2001
                                               ----         ----
Land and Building....................       $ 32,354     $ 25,343
Machinery and Equipment..............        124,980      121,791
                                            --------     --------
                                             157,334      147,134
Allowance for Depreciation...........         90,637       88,295
                                            --------     --------
                                            $ 66,697     $ 58,839
                                            ========     ========

Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 2002 and 2001 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.


Note 5:  Shareowners' Equity
----------------------------

The Company had 10,730,334 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of March 30, 2002. All share and per share data included in these financial statements reflect the Company's two-for-one stock split effected in the form of a 100 percent stock distribution made on March 22, 2002.


Note 6:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:

                                           Three Months Ended
(In thousands, except                      ------------------
per share amounts)                    March 30,          March 31,
                                        2002               2001
                                        ----               ----
  Numerator:
    Net Income.....................   $ 3,682            $ 3,016
                                      =======            =======
  Denominator:

   Basic
    Weighted average common
      shares.......................    10,697             10,996

   Diluted
    Effect of dilutive securities:

      Employee and director
        incentive stock options
        and awards.................       684                456
                                      -------            -------
    Adjusted weighted average
      common shares................    11,381             11,452
                                      =======            =======

  Basic earnings per share.........   $   .34            $   .27
                                      =======            =======

  Diluted earnings per share.......   $   .32            $   .26
                                      =======            =======

Note 7:  Comprehensive Income
-----------------------------

Comprehensive income is as follows:
                                                Three Months Ended
(In thousands)                                  ------------------
                                              March 30,    March 31,
                                                2002         2001
                                                ----         ----
Net income..............................       $3,682       $3,016
Other comprehensive loss:
  Foreign currency translation
   adjustments..........................         (162)      (1,316)
                                               ------       ------
Comprehensive income, net of tax........       $3,520       $1,700
                                               ======       ======

Accumulated other comprehensive loss consists of the following:

(In thousands)                                March 30,    December 29,
                                                 2002         2001
                                                 ----         ----
Cumulative translation adjustment...........   $(8,271)     $(8,109)
Minimum pension liability adjustment,
  net of tax................................      (778)        (778)
                                               -------      -------
                                               $(9,049)     $(8,887)
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


Note 9:  Goodwill and Other Intangible Assets
---------------------------------------------

Statement of Financial Accounting Standards (SFAS) No. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively, were published in June 2001. SFAS No. 141 requires the purchase method of accounting for business combinations, and SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company adopted the provisions of SFAS Nos. 141 and 142 effective December 30, 2001, and accordingly, the Company's recorded goodwill is no longer being amortized. In addition, during the first quarter of 2002, the Company performed its initial impairment testing required by SFAS No. 142. No impairment loss or transition adjustments were required.

The following sets forth a reconciliation of reported net income and earnings per share to the same amounts adjusted to exclude amortization expense recognized on goodwill in each respective period:



(In thousands, except per share amounts)        Three Months Ended
                                              March 30,    March 31,
                                                2002          2001

Reported net income.....................       $3,682       $3,016
Add back:  Goodwill amortization........          -            197
Adjusted net income.....................       $3,682       $3,213

Basic earnings per share:
Reported net income.....................       $  .34          .27
Add back:  Goodwill amortization........          -            .02
Adjusted net income.....................       $  .34       $  .29

Diluted earnings per share:
Reported net income.....................       $  .32          .26
Add back:  Goodwill amortization........          -            .02
Adjusted net income.....................       $  .32       $  .28

Item 2.  Management's Discussion And Analysis Of Financial Condition And
-------------------------------------------------------------------------
Results Of Operations
---------------------

Operations
----------

Net sales for the first quarter of 2002 were $68.1 million, a 3.3 percent increase from 2001 first quarter net sales of $65.9 million. The increase in sales was principally due to the inclusion of Coverco, a January 2002 acquisition, and higher volume of submersible water systems motors. These increases were partially offset by lower sales of submersible fueling systems motors and industrial motor products.

Cost of sales as a percentage of net sales for the first quarter of 2002 was
73.8 percent compared to 74.0 percent for the same period in 2001. The decrease is primarily the result of cost reduction, productivity improvement and other operations initiatives.

Selling and administrative expenses as a percent of net sales for the first quarter of 2002 was 17.1 percent compared to 17.2 percent for the same period in 2001.

Interest expense was $0.3 million for both the first quarter of 2002 and 2001.

Included in other income, net, for the first quarter of 2002 was $0.1 million of interest income compared to $0.2 million interest income for the first quarter 2001. Interest income was attributable to amounts invested principally in short-term U.S. treasury and agency securities.

The foreign currency based transactions for the first quarter of 2002 produced a loss of $0.2 million compared to a $0.7 million loss for the same period in 2001. The foreign currency transaction loss in 2002 and 2001 was primarily due to the strengthening U.S. dollar relative to the Euro.

Net income for the first quarter of 2002 was $3.7 million, or $.32 per diluted share, compared to net income of $3.0 million, or $.26 per diluted share, for the same period a year ago.


Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities decreased $18.7 million during the first quarter of 2002. The principal use of cash for operating activities was the seasonal increase in inventories. Working capital
decreased $8.3 million during the first quarter of 2002.   The current ratio
was 2.3 and 2.7 at March 30, 2002 and December 29, 2001, respectively.

Net cash flows used in investing activities were $18.2 million and were principally used for the acquisition of Coverco.

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

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The 2002 Annual Meeting of Shareholders of the Company was held on April 19, 2002 for the following purposes: 1) To elect three directors for terms expiring at the 2005 Annual Meeting of Shareholders; and 2) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the 2002 fiscal year.


The results were:

1) Nominees for Director            For         Withhold Authority
   ---------------------            ---         ------------------

   John B. Lindsay               4,826,335           45,109
   Juris Vikmanis                4,828,143           43,301
   Howard B. Witt                4,820,441           51,003

                                                                   Delivered
                                For         Against     Abstain    not Voted
                                ---         -------     -------    ---------

2) Ratification of
     Deloitte & Touche LLP    4,437,913        3,389     425,824       4,318


Total shares represented at the Annual Meeting in person or by proxy were 4,871,444 of a total of 5,348,167 shares outstanding. This represented 91.0 percent of Company common stock and constituted a quorum.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)  Exhibits (Filed with this quarterly report)

         3 (ii) Amended and Restated By-Laws of Franklin Electric Co., Inc.

         10.1 Amended and Restated Note Purchase and Private Shelf Agreement dated March 1, 2002 between the Company and The Prudential Insurance Company of America.

   (b)  Reports on Form 8-K

A Current Report on Form 8-K was filed with the SEC by the Company on February 15, 2002 to report a two-for-one stock split.

                                    SIGNATURES
                                    ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant




Date May 7, 2002                   By  /s/ William H. Lawson
     -------------------            --------------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date May 7, 2002                   By  /s/ Gregg C. Sengstack
     -------------------            --------------------------------
                                    Gregg C. Sengstack, Senior Vice
                                    President and Chief Financial
                                    Officer (Principal Financial
                                    and Accounting Officer)

5