Form 10-Q
period 2002-06-29
FRANKLIN ELECTRIC CO INC
filed 2002-07-29
CIK 38725

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                               ---------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 29, 2002
                                              -------------

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

          YES   X                                      NO
              -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
    CLASS OF COMMON STOCK                           JULY 26, 2002
    ---------------------                           -------------
       $.10 par value                             10,828,059 shares

                       FRANKLIN ELECTRIC CO., INC.

                                 Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            as of June 29, 2002 (Unaudited)
            and December 29, 2001 (Unaudited).............     3

            Condensed Consolidated Statements of
            Income for the Second Quarter and First
            Half ended June 29, 2002 (Unaudited) and
            June 30, 2001 (Unaudited).....................     4

            Condensed Consolidated Statements
            Of Cash Flows for the First Half
            Ended June 29, 2002 (Unaudited) and
            June 30, 2001 (Unaudited).....................     5

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)..............   6-9

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
----------

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                      FRANKLIN ELECTRIC CO., INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

(In thousands)                                June 29,   December 29,
                                                2002        2001
                                                ----        ----
ASSETS
Current assets:
  Cash and equivalents....................  $ 10,577      $ 20,750
  Marketable securities...................       -           2,999
  Receivables, less allowances of
    $2,016 and $1,658, respectively.......    40,970        27,486
  Inventories (Note 2)....................    58,454        48,008
  Other current assets (including
    deferred income taxes of $8,786
    and $8,667, respectively).............    11,063        10,340
                                            --------      --------
    Total current assets..................   121,064       109,583
Property, plant and equipment,
  net (Note 3)............................    69,261        58,839
Deferred and other assets (including
  deferred income taxes of $72
  and $17, respectively)..................    15,393        12,710
Goodwill..................................    26,315        14,511
                                            --------      --------
Total assets..............................  $232,033      $195,643
                                            ========      ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  1,563      $  1,058
  Accounts payable........................    18,142        11,683
  Accrued expenses........................    28,257        24,146
  Income taxes............................     3,330         3,538
                                            --------      --------
    Total current liabilities.............    51,292        40,425
Long-term debt............................    25,819        14,465
Employee benefit plan obligations.........    13,884        13,199
Other long-term liabilities...............     5,179         4,285

Shareowners' equity:
  Common stock (Note 5)...................     1,085           533
  Additional capital......................    28,230        23,882
  Retained earnings.......................   112,444       109,103
  Loan to ESOP Trust......................    (1,130)       (1,362)
  Accumulated other comprehensive
    loss (Note 7).........................    (4,770)       (8,887)
                                            --------      --------
    Total shareowners' equity.............   135,859       123,269
                                            --------      --------
Total liabilities and shareowners' equity.  $232,033      $195,643
                                            ========      ========
       See Notes to Condensed Consolidated Financial Statements.

                        FRANKLIN ELECTRIC CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

(In thousands, except per share amounts)

                                       Second Qtr. Ended   First Half Ended
                                       -----------------   ----------------
                                       June 29,  June 30,  June 29,  June 30,
                                         2002      2001      2002      2001
                                         ----      ----      ----      ----

Net sales.............................. $93,682  $82,860  $161,751  $148,759

Costs and expenses:
  Cost of sales........................  67,082   59,704   117,300   108,490
  Selling and administrative expenses..  13,428   11,807    25,089    23,148
  Interest expense.....................     321      375       659       700
  Other expense (income), net..........      19      (71)     (207)     (214)
  Foreign exchange loss (gain).........  (1,312)     376    (1,104)    1,103
                                        -------  -------  --------  --------
                                         79,538   72,191   141,737   133,227

Income before income taxes.............  14,144   10,669    20,014    15,532

Income taxes...........................   5,138    4,055     7,326     5,902
                                        -------  -------  --------  --------

Net income............................. $ 9,006  $ 6,614  $ 12,688  $  9,630
                                        =======  =======  ========  ========

Per share data (Note 6):

  Net income per common share.......... $  0.83  $  0.60  $   1.18  $   0.87
                                        =======  =======  =======   ========

  Net income per common share,
    assuming dilution.................. $  0.79  $  0.58  $   1.11  $   0.84
                                        =======  =======  ========  ========

  Dividends per common share........... $  0.13  $  0.12  $   0.25  $   0.23
                                        =======  =======  ========  ========


         See Notes to Condensed Consolidated Financial Statements.

                        FRANKLIN ELECTRIC CO., INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

(In thousands)                                     First Half Ended
                                                   ----------------
                                                June 29,      June 30,
                                                  2002          2001
                                                  ----          ----
Cash flows from operating activities:
  Net income................................   $12,688       $ 9,630
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     6,574         6,563
    Loss on disposals of plant and
      equipment.............................         2           195
    Changes in assets and liabilities:
      Receivables...........................    (8,276)       (6,252)
      Inventories...........................    (4,611)      (17,468)
      Accounts payable and other accrued
        expenses............................     1,293           240
      Employee benefit plan obligations.....       562           662
      Other, net............................    (1,425)         (304)
                                               -------       -------
        Net cash flows from
          operating activities..............     6,807        (6,734)
                                               -------       -------
Cash flows from investing activities:
  Additions to plant and equipment..........    (3,887)       (2,589)
  Proceeds from sale of plant and
    equipment...............................        18            27
  Additions to deferred assets..............    (2,933)         (358)
  Cash paid for acquisition.................   (17,475)          -
  Proceeds from maturities of marketable
    securities .............................     2,999           -
                                               -------       -------
     Net cash flows from
      investing activities..................   (21,278)       (2,920)
                                               -------       -------
Cash flows from financing activities:
  Borrowing on long-term debt...............     8,350           -
  Repayment of long-term debt...............        (9)           (8)
  Borrowing on line of credit
    and short-term borrowings...............     3,000        11,055
  Repayment of line of credit
    and short-term borrowings...............    (3,009)           (7)
  Proceeds from issuance of common stock....     4,914           611
  Purchases of common stock.................    (6,667)       (2,289)
  Reduction of loan to ESOP Trust...........       232           232
  Dividends paid............................    (2,693)       (2,528)
                                               -------       -------
    Net cash flows from
      financing activities..................     4,118         7,066
                                               -------       -------
Effect of exchange rate changes on cash.....       180           451
                                               -------       -------



Net change in cash and equivalents..........   (10,173)       (2,137)
Cash and equivalents at beginning of period.    20,750         9,631
                                               -------       -------
Cash and equivalents at end of period.......   $10,577       $ 7,494
                                               =======       =======

        See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first half ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 29, 2001.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                               June 29,   December 29,
                                               2002         2001
                                               ----         ----
Raw Materials........................        $17,321      $16,447
Work in Process......................          7,825        6,005
Finished Goods.......................         43,167       35,662
LIFO Reserve.........................         (9,859)     (10,106)
                                             -------      -------
Total Inventory......................        $58,454      $48,008
                                             =======      =======

Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In thousands)                               June 29,   December 29,
                                               2002         2001
                                               ----         ----
Land and Building....................       $ 35,419     $ 25,343
Machinery and Equipment..............        127,729      121,791
                                            --------     --------
                                             163,148      147,134
Allowance for Depreciation...........         93,887       88,295
                                            --------     --------
                                            $ 69,261     $ 58,839
                                            ========     ========

Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 2002 and 2001 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.


Note 5:  Shareowners' Equity
----------------------------

The Company had 10,850,907 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of June 29, 2002.

During the second quarter of 2002, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 4,439 shares for $0.2 million. All repurchased shares were retired.

During the second quarter, under terms of a Company stock option plan, participants remitted 129,488 shares of Company common stock as consideration for stock issued upon the exercise of stock options. The total exercise price of the respective stock options was $6.5 million, and the shares remitted to the Company were subsequently retired.

Note 6:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:

(In thousands, except                 Second Qtr. Ended  First Half Ended
per share amounts)                    -----------------  ----------------
                                     June 29,  June 30,  June 29,  June 30,
                                        2002     2001      2002     2001
                                        ----     ----      ----     ----
  Numerator:
    Net Income.....................    $9,006   $6,614    $12,688  $ 9,630
                                       ======   ======    =======  =======
  Denominator:

   Basic
   -----
    Weighted average common
      shares.......................    10,824   10,978     10,760   10,988

   Diluted
   -------
    Effect of dilutive securities:

      Employee and director
        incentive stock options
        and awards.................       626      474        659      464
                                       ------   ------    -------  -------
    Adjusted weighted average
      common shares................    11,450   11,452     11,419   11,452
                                       ======   ======    =======  =======
  Basic earnings per share.........    $ 0.83   $ 0.60    $  1.18  $  0.87
                                       ======   ======    =======  =======
  Diluted earnings per share.......    $ 0.79   $ 0.58    $  1.11  $  0.84
                                       ======   ======    =======  =======

Note 7:  Comprehensive Income
-----------------------------

Comprehensive income is as follows:

(In thousands)                        Second Qtr. Ended   First Half Ended
                                      -----------------   ----------------
                                     June 29,  June 30,  June 29,  June 30,
                                       2002      2001      2002      2001
                                       ----      ----      ----      ----

Net income.........................  $ 9,006   $ 6,614    $12,688  $ 9,630

Other comprehensive (loss) gain:
  Foreign currency translation
   adjustments.....................    4,279      (695)     4,117   (2,011)
                                     -------   -------    -------  -------

Comprehensive income, net of tax...  $13,285   $ 5,919    $16,805  $ 7,619
                                     =======   =======    =======  =======

Accumulated other comprehensive loss consists of the following:

(In thousands)                                 June 29,    December 29,
                                                 2002         2001
                                                 ----         ----
Cumulative translation adjustment...........   $(3,992)     $(8,109)
Minimum pension liability adjustment,
  net of tax................................      (778)        (778)
                                               -------      -------
                                               $(4,770)     $(8,887)
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

The following sets forth a reconciliation of reported net income and earnings per share to the same amounts adjusted to exclude amortization expense recognized on goodwill in each respective period:




                                     Second Qtr. Ended   First Half Ended
                                     -----------------   ----------------
(In thousands, except               June 29,   June 30,  June 29,  June 30,
per share amounts)                    2002       2001      2002      2001
                                      ----       ----      ----      ----

Reported net income................. $9,006    $6,614    $12,688    $9,630
Add back:  Goodwill amortization....    -         197        -         394
                                     ------    ------    -------   -------
Adjusted net income................. $9,006    $6,811    $12,688   $10,024
                                     ======    ======    =======   =======

Basic earnings per share:
Reported net income................. $ 0.83    $ 0.60    $  1.18   $  0.87
Add back:  Goodwill amortization....    -        0.02        -        0.04
                                     ------    ------    -------   -------
Adjusted net income................. $ 0.83    $ 0.62    $  1.18   $  0.91
                                     ======    ======    =======   =======

Diluted earnings per share:
Reported net income................. $ 0.79    $ 0.58    $  1.11   $  0.84
Add back:  Goodwill amortization....    -        0.02        -        0.03
                                     ------    ------    -------   -------
Adjusted net income................. $ 0.79    $ 0.60    $  1.11   $  0.87
                                     ======    ======    =======   =======

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------

Operations
----------
Net sales for the second quarter of 2002 were $93.7 million, a 13.1 percent increase from 2001 second quarter net sales of $82.9 million. Year to date 2002 net sales were $161.8 million, up 8.7 percent from year to date 2001 net sales of $148.8 million. The increased sales for the quarter and year to date were primarily the result of strong residential submersible electric motor sales in North America, as well as the inclusion of Coverco, a January 2002 acquisition. These increases were partially offset by lower sales of submersible fueling systems motors.

Cost of sales as a percent of net sales for the second quarter of 2002 was
71.6 percent, a decrease from 72.1 percent for the same period in 2001. Cost of sales as a percent of net sales for the year to date 2002 was 72.5 percent, a decrease from 72.9 percent for the same period in 2001. The decrease is primarily the result of productivity improvement, cost reduction and other operations initiatives.

Selling and administrative expenses as a percent of net sales for the second quarter of 2002 were 14.3 percent compared to 14.2 percent for the same period in 2001. Selling and administrative expenses as a percent of net sales for the year to date 2002 was 15.5 percent compared to 15.6 percent for the year to date 2001.

Interest expense was $0.3 million for the second quarter of 2002 compared to $0.4 million for the second quarter of 2001. Interest expense for the year to date 2002 and year to date 2001 was $0.7 million.

Included in other income for the second quarter of 2002 was $0.1 million of interest income compared to $0.2 million of interest income for the second quarter of 2001. Included in other income for the year to date 2002 was $0.2 million of interest income compared to $0.4 million of interest income for the same period in 2001. Interest income was attributable to amounts invested principally in short-term US treasury and agency securities.

Foreign currency based transactions for the second quarter of 2002 produced a gain of $1.3 million compared to a $0.4 million loss for the same period in 2001. Foreign currency based transactions for the year to date 2002 produced a gain of $1.1 million compared to a $1.1 million loss for the same period in 2001. The foreign currency transaction gain was due primarily to the strengthening Euro relative to the U.S. dollar.

Net income for the second quarter of 2002 was $9.0 million, or $0.79 per diluted share, a 36.2 percent increase compared to net income of $6.6 million, or $0.58 per diluted share, for the same period in 2001. Year to date 2002 net income was $12.7 million, or $1.11 per diluted share, a 31.8 percent increase compared to year to date 2001 net income of $9.6 million, or $0.84 per diluted share.

Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities decreased $13.2 million during the first half of 2002. The principal use of cash for operating activities was the seasonal increase in inventories. Working capital increased $0.6 million during the first half of 2002 and the current ratio was
2.4 and 2.7 at June 30, 2001, and December 29, 2001, respectively.

Net cash flows used in investing activities were $21.3 million and were principally used for the acquisition of Coverco.


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



                                         FRANKLIN ELECTRIC CO., INC.
                                         ---------------------------
                                                 Registrant




Date   July 29, 2002               By  /s/ William H. Lawson
     -----------------------          --------------------------------
                                      William H. Lawson, Chairman
                                      and Chief Executive Officer
                                      (Principal Executive Officer)



Date   July 29, 2002               By  /s/ Gregg C. Sengstack
     -----------------------          --------------------------------
                                      Gregg C. Sengstack, Senior Vice
                                      President and Chief Financial
                                      Officer (Principal Financial
                                      and Accounting Officer)

5