Form 10-Q
period 2002-09-28
FRANKLIN ELECTRIC CO INC
filed 2002-11-05
CIK 38725

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002
                                               ------------------

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

                                    (260) 824-2900
                                     -------------
               (Registrant's telephone number, including area code)

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

                   YES   X                                      NO
                       -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
         Class of Common Stock                            November 4, 2002
         ---------------------                            ----------------
           $.10 par value                                 10,821,078 shares

                           FRANKLIN ELECTRIC CO., INC.

                                      Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------
   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
            as of September 28, 2002
            and December 29, 2001 ........................     3

            Condensed Consolidated Statements of
            Income for the Third Quarter and Nine Months
            Ended September 28, 2002 and
            September 29, 2001 ...........................     4

            Condensed Consolidated Statements
            Of Cash Flows for the Nine Months
            Ended September 28, 2002 and
            September 29, 2001 ...........................     5

            Notes to Condensed Consolidated
            Financial Statements .........................   6-9

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations......................... 10-11


   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk.............................    12

   Item 4.  Controls and Procedures.......................    12


PART II.    OTHER INFORMATION
-----------------------------
   Item 6.  Exhibits and Reports on Form 8-K..............    12



Signatures................................................    13
----------

Certifications............................................ 14-17
--------------

Exhibits.................................................. 18-19
--------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------
                         FRANKLIN ELECTRIC CO., INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
(In thousands)                            September 28,  December 29,
                                               2002         2001
                                               ----         ----
ASSETS
Current assets:
  Cash and equivalents....................  $ 10,539      $ 20,750
  Marketable Securities...................       -           2,999
  Receivables, less allowances of
    $2,108 and $1,658, respectively.......    33,951        27,486
  Inventories (Note 2)....................    51,067        48,008
  Other current assets (including
    deferred income taxes of $8,799
    and $8,667, respectively).............    12,193        10,340
                                            --------      --------
    Total current assets..................   107,750       109,583
Property, plant and equipment,
  net (Note 3)............................    71,452        58,839
Deferred and other assets (including
  deferred income taxes of $79
  and $17, respectively)..................    25,754        12,710
Goodwill..................................    36,834        14,511
                                            --------      --------
Total assets..............................  $241,790      $195,643
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  1,552      $  1,058
  Accounts payable........................    17,599        11,683
  Accrued expenses........................    29,132        24,146
  Income taxes............................     3,050         3,538
                                            --------      --------
    Total current liabilities.............    51,333        40,425
Long-term debt............................    25,402        14,465
Employee benefit plan obligations.........    14,193        13,199
Other long-term liabilities...............     5,166         4,285
Shareowners' equity:
  Common stock (Note 5)...................     1,081           533
  Additional capital......................    32,456        23,882
  Retained earnings.......................   118,625       109,103
  Loan to ESOP Trust......................    (1,130)       (1,362)
  Accumulated other comprehensive
    loss (Note 7).........................    (5,336)       (8,887)
                                            --------      --------
    Total shareowners' equity.............   145,696       123,269
                                            --------      --------
Total liabilities and shareowners' equity.  $241,790      $195,643
                                            ========      ========

        See Notes to Condensed Consolidated Financial Statements.

                           FRANKLIN ELECTRIC CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

(In thousands, except per share amounts)

                                        Third Qtr. Ended   Nine Months Ended
                                        ----------------   -----------------
                                       Sept 28,  Sept 29, Sept 28,   Sept 29,
                                          2002      2001     2002       2001
                                          ----      ----     ----       ----

Net sales.............................. $97,125  $86,764  $258,876  $235,523

Costs and expenses:
  Cost of sales........................  67,572   61,729   184,872   170,219
  Selling and administrative expenses..  13,957   12,267    39,046    35,415
  Interest expense.....................     367      274     1,026       974
  Other expense/(income), net..........     (61)      31      (268)     (183)
  Foreign exchange loss/(gain).........     327     (561)     (777)      542
                                        -------  -------  --------  --------
                                         82,162   73,740   223,899   206,967

Income before income taxes.............  14,963   13,024    34,977    28,556

Income taxes...........................   5,335    4,832    12,661    10,734
                                        -------  -------  --------  --------
Net income............................. $ 9,628  $ 8,192  $ 22,316  $ 17,822
                                        =======  =======  ========  ========

Per share data (Note 6):

  Net income per common share.......... $  0.89  $  0.75  $   2.07  $   1.62
                                        =======  =======  ========  ========
  Net income per common share,
    assuming dilution.................. $  0.85  $  0.72  $   1.96  $   1.56
                                        =======  =======  ========  ========

  Dividends per common share........... $  0.13  $  0.12  $   0.38  $   0.35
                                        =======  =======  ========  ========


         See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
(In thousands)                                    Nine Months Ended
                                                  -----------------
                                               Sept 28,      Sept 29,
                                                 2002          2001
                                                 ----          ----
Cash flows from operating activities:
  Net income................................   $22,316       $17,822
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     9,848         9,917
    Loss on disposals of plant
      and equipment.........................         2           316
    Changes in assets and liabilities:
      Receivables...........................         1         3,000
      Inventories...........................     3,504        (9,163)
      Accounts payable and other accrued
        expenses............................     4,197          (461)
      Employee benefit plan obligations.....       885           990
      Other, net............................    (1,965)         (137)
                                               -------       -------
        Net cash flows from
          operating activities..............    38,788        22,284
                                               -------       -------
Cash flows from investing activities:
  Additions to plant and equipment..........    (9,016)       (4,320)
  Proceeds from sale of plant and
    equipment...............................        19            32
  Additions to deferred assets..............   (14,232)         (693)
  Cash paid for acquisitions, net of cash
    acquired................................   (30,344)          -
  Proceeds from maturities of marketable
    securities .............................     2,999           -
                                               -------       -------
     Net cash flows from
      investing activities..................   (50,574)       (4,981)
                                               -------       -------
Cash flows from financing activities:
  Borrowing on long-term debt...............     8,350           -
  Repayment of long-term debt...............      (208)           (8)
  Borrowing on line of credit
    and short-term borrowings...............     3,000        11,056
  Repayment of line of credit
    and short-term borrowings...............    (3,013)      (11,069)
  Proceeds from issuance of common stock....     5,091           795
  Purchases of common stock.................    (8,714)      (12,665)
  Reduction of loan to ESOP Trust...........       232           232
  Dividends paid............................    (4,098)       (3,842)
                                               -------       -------
    Net cash flows from
      financing activities..................       640       (15,501)
                                               -------       -------
Effect of exchange rate changes on cash.....       935           158
                                               -------       -------



Net change in cash and equivalents..........   (10,211)        1,960
Cash and equivalents at beginning of period.    20,750         9,631
                                               -------       -------
Cash and equivalents at end of period.......   $10,539       $11,591
                                               =======       =======

         See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 29, 2001.

Note 2:  Inventories
--------------------
Inventories consist of the following:

(In thousands)                               Sept 28,      Dec 29,
                                               2002         2001
                                               ----         ----
Raw Materials........................        $17,276      $16,447
Work in Process......................          7,980        6,005
Finished Goods.......................         35,475       35,662
LIFO Reserve.........................         (9,664)     (10,106)
                                             -------      -------
Total Inventory......................        $51,067      $48,008
                                             =======      =======

Note 3:  Property, Plant and Equipment
--------------------------------------
Property, plant and equipment, at cost, consists of the following:

(In thousands)                               Sept 28,      Dec 29,
                                               2002         2001
                                               ----         ----
Land and Building....................       $ 37,305     $ 25,343
Machinery and Equipment..............        130,230      121,791
                                            --------     --------
                                             167,535      147,134
Allowance for Depreciation...........        (96,083)     (88,295)
                                            --------     --------
                                            $ 71,452     $ 58,839
                                            ========     ========


Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 2002 and 2001 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes.

Note 5:  Shareowners' Equity
----------------------------

The Company had 10,813,758 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of September 28, 2002.

During the third quarter and year to date 2002, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 48,149 shares for $2.0 million and 52,588 shares for $2.2 million, respectively. All repurchased shares were retired.

During the second quarter of 2002, under terms of a Company stock option plan, a participant delivered 129,488 shares of Company common stock as consideration for stock issued upon the exercise of stock options. The total exercise price of the respective stock options was $6.5 million. The Company recorded a $4.0 million reduction in its deferred tax liability and an increase to shareowners' equity as a result of this exercise. The shares delivered to the Company were subsequently retired.


Note 6:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:


                                      Third Qtr. Ended  Nine Months Ended
                                      ----------------  -----------------
(In thousands, except                 Sept 28, Sept 29,  Sept 28, Sept 29,
per share amounts)                      2002     2001      2002     2001
                                        ----     ----      ----     ----
  Numerator:
    Net Income.....................    $9,628   $8,192    $22,316  $17,822
                                       ======   ======    =======  =======
  Denominator:

   Basic
   -----
    Weighted average common
      shares.......................    10,824   10,900     10,781   10,958

   Diluted
   -------
    Effect of dilutive securities:

      Employee and director
        stock options..............       502      470        607      466
                                       ------   ------    -------  --------

    Adjusted weighted average
      common shares................    11,326   11,370     11,388   11,424
                                       ======   ======    =======  =======

  Basic earnings per share.........    $ 0.89   $ 0.75    $  2.07  $  1.62
                                       ======   ======    =======  =======

  Diluted earnings per share.......    $ 0.85   $ 0.72    $  1.96  $  1.56
                                       ======   ======    =======  =======

Note 7:  Other Comprehensive Income
-----------------------------------

Comprehensive income is as follows:

                                      Third Qtr. Ended   Nine Months Ended
(In thousands)                        ----------------   -----------------
                                      Sept 28, Sept 29,  Sept 28, Sept 29,
                                        2002     2001      2002     2001
                                        ----     ----      ----     ----
Net income.........................    $9,628   $8,192    $22,316  $17,822
Other comprehensive gain/(loss):
  Foreign currency translation
   adjustments.....................      (566)     956      3,551   (1,055)
                                       ------   ------    -------  -------
Comprehensive income, net of tax...    $9,062   $9,148    $25,867  $16,767
                                       ======   ======    =======  =======

Accumulated other comprehensive loss consists of the following:

(In thousands)                                 Sept 28,      Dec 29,
                                                 2002         2001
                                                 ----         ----
Cumulative translation adjustment...........   $(4,558)     $(8,109)
Minimum pension liability adjustment,
  net of tax................................      (778)        (778)
                                               -------      -------
                                               $(5,336)     $(8,887)
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


Note 9:  Goodwill and Other Intangible Assets
---------------------------------------------

Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142,
"Business Combinations" and "Goodwill and Other Intangible Assets", respectively, were published in June 2001. SFAS No. 141 requires the purchase method of accounting for business combinations, and SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company adopted the provisions of SFAS Nos. 141 and 142 effective December 30, 2001, and accordingly, the Company's recorded goodwill is no longer being amortized. In addition, during the first quarter of 2002, the Company performed its initial impairment testing required by SFAS No. 142. No impairment loss or transition adjustments were required. During 2002, the Company paid $30.3 million for acquisitions, net of cash acquired, of which, $22.3 million was recorded as goodwill based on the estimated fair values of the net assets acquired. These estimated fair values will continue to be evaluated by the Company over a one-year period from the respective dates of acquisition.

In September 2002, the Company paid $10.5 million in cash (recorded as a deferred asset) as contingent consideration in accordance with the terms of an agreement entered into in 1998 in which the company purchased certain operating and intangible assets from a motor manufacturer. The payment settled all contingencies remaining from the original transaction. The Company has determined that the intangible assets that arose from this agreement have an indefinite life, and accordingly, the Company ceased amortizing these intangible assets after making this payment.

The following sets forth a reconciliation of reported net income and earnings per share to the same amounts adjusted to exclude amortization expense recognized on goodwill in each respective period:


                                     Third Qtr. Ended    Nine Months Ended
                                     ----------------    -----------------
(In thousands, except               Sept 28,   Sept 29,  Sept 28,  Sept 29,
per share amounts)                    2002       2001      2002      2001
                                      ----       ----      ----      ----
Reported net income................. $9,628    $8,192    $22,316   $17,822
Add back:  Goodwill amortization....    -         198        -         592
                                     ------    ------    -------   -------
Adjusted net income................. $9,628    $8,390    $22,316   $18,414
                                     ======    ======    =======   =======

Basic earnings per share:
Reported net income................. $ 0.89    $ 0.75    $  2.07   $  1.62
Add back:  Goodwill amortization....    -        0.02        -        0.05
                                     ------    ------    -------   -------
Adjusted net income................. $ 0.89    $ 0.77    $  2.07   $  1.67
                                     ======    ======    =======   =======

Diluted earnings per share:
Reported net income................. $ 0.85    $ 0.72    $  1.96   $  1.56
Add back:  Goodwill amortization....    -        0.02        -        0.05
                                     ------    ------    -------   -------
Adjusted net income................. $ 0.85    $ 0.74    $  1.96   $  1.61
                                     ======    ======    =======   =======

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------

Operations
----------
Net sales for the third quarter of 2002 were $97.1 million, an 11.9 percent increase from 2001 third quarter net sales of $86.8 million. Year to date 2002 net sales were $258.9 million, up 9.9 percent from year to date 2001 net sales of $235.5 million. The increased sales for the quarter and year to date were primarily the result of strong residential submersible electric motor sales in North America, as well as the inclusion of Coverco, a January 2002 acquisition and Incon, a July 2002 acquisition. Sales from these acquisitions represented 5.7 percent and 4.9 percent of sales for the third quarter and year to date, respectively. These increases were partially offset by lower sales of fueling systems.

Cost of sales as a percent of net sales for the third quarter of 2002 was 69.6 percent, a decrease from 71.1 percent for the same period in 2001. Cost of sales as a percent of net sales for the year to date 2002 was 71.4 percent, a decrease from 72.3 percent for the same period in 2001. The decrease is primarily the result of productivity improvement, cost reduction and other operations initiatives. The Company has achieved these results by continually focusing on improving its quality and has combined certain manufacturing operations on specific products to one location, as well as identified alternative sources for certain materials.

Selling and administrative expenses as a percent of net sales for the third quarter of 2002 were 14.4 percent compared to 14.1 percent for the same period in 2001. Selling and administrative expenses as a percent of net sales for the year to date 2002 was 15.1 percent compared to 15.0 percent for the year to date 2001.

Interest expense was $0.4 million for the third quarter of 2002 compared to $0.3 million for the third quarter of 2001. Interest expense for the year to date 2002 and year to date 2001 was $1.0 million.

Included in other income for the third quarter of 2002 was $0.1 million of interest income compared to $0.2 million of interest income for the third quarter of 2001. Included in other income for the year to date 2002 was $0.3 million of interest income compared to $0.5 million of interest income for the same period in 2001. Interest income was attributable to amounts invested principally in short-term US treasury and agency securities.

Foreign currency based transactions for the third quarter of 2002 produced a loss of $0.3 million compared to a $0.6 million gain for the same period in 2001. The third quarter foreign currency transaction loss was due primarily to the strengthening U.S. dollar relative to the Euro. Foreign currency based transactions for the year to date 2002 produced a gain of $0.8 million compared to a $0.5 million loss for the same period in 2001. The foreign currency transaction gain was due primarily to the strengthening Euro relative to the U.S. dollar during the first half of 2002.

Net income for the third quarter of 2002 was $9.6 million, or $0.85 per diluted share, a 17.5 percent increase compared to net income of $8.2 million, or $0.72 per diluted share, for the same period in 2001. Year to date 2002 net income was $22.3 million, or $1.96 per diluted share, a 25.2 percent increase compared to year to date 2001 net income of $17.8 million, or $1.56 per diluted share.

Capital Resources and Liquidity
-------------------------------
Cash, cash equivalents and marketable securities decreased $13.2 million during the first nine months of 2002. Working capital decreased $12.7 million during the first nine months of 2002 and the current ratio was 2.1 and 2.7 at September 28, 2002, and December 29, 2001, respectively.

Net cash flows used in investing activities were $50.6 million and were principally used for the acquisition of Coverco and Incon. During 2002, the Company paid $30.3 million for these acquisitions, net of cash acquired, of which, $22.3 million was recorded as goodwill. During the third quarter, the Company also paid $10.5 million in cash (recorded as a deferred asset) as contingent consideration in accordance with the terms of an agreement entered into in 1998 in which the company purchased certain operating and intangible assets from a motor manufacturer. The Company utilized its existing credit facilities and cash balances to effect these transactions.


Critical Accounting Policies and Estimates
------------------------------------------
Management's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to allowance for doubtful accounts, inventories, recoverability of long-lived assets, intangible assets, income taxes, warranty obligations, pensions and other employee benefit plan obligations, and contingencies. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
------------------------------------------------------------------------------
1995
----
Any forward-looking statements contained herein involve risks and uncertainties, including, but not limited to, general economic and currency conditions, various conditions specific to the Company's business and industry, market demand, competitive factors, supply constraints, technology factors, government and regulatory actions, the Company's accounting policies, future trends, and other risks which are described in detail in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. These risks and uncertainties may cause actual results to differ materially from those indicated by the forward-looking statements.

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


Item 4. Controls and Procedures
-------------------------------
Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
   (a)  Exhibits (Filed with this quarterly report)

         99.1  Chief Executive Officer Certification Pursuant to 18 U.S.C.
         Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2  Chief Financial Officer Certification Pursuant to 18 U.S.C.
         Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)  Reports on Form 8-K

        None.

                                    SIGNATURES
                                    ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant




Date  November 5, 2002         By  /s/ William H. Lawson
      -------------------          ------------------------------
                                    William H. Lawson, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date  November 5, 2002         By  /s/ Gregg C. Sengstack
      -------------------          ------------------------------
                                    Gregg C. Sengstack, Senior Vice
                                    President and Chief Financial
                                    Officer (Principal Financial
                                    and Accounting Officer)

                                  CERTIFICATIONS
                                  --------------
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                    ----------------------------------------

     I, William H. Lawson, Chairman, Chief Executive Officer and President of Franklin Electric Co., Inc., certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q of Franklin Electric Co., Inc.;

   2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

   3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
         c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:     November 5, 2002
           -----------------------

           /s/ William H. Lawson
           -----------------------
     William H. Lawson
     Chairman, Chief Executive Officer
     and President
     Franklin Electric Co., Inc.

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
              ----------------------------------------

      I, Gregg C. Sengstack, Senior Vice President and Chief Financial Officer of Franklin Electric Co., Inc., certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q of Franklin Electric Co., Inc.;

   2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

   3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
         c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 5, 2002
           -----------------------

           /s/ Gregg C. Sengstack
           -----------------------
     Gregg C. Sengstack
     Senior Vice President and Chief Financial Officer
     Franklin Electric Co., Inc.

  EXHIBIT 99.1 CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C.
  ------------------------------------------------------------------------
SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
----------------------------------------------------------------------------
                                   2002
                                   ----


      In connection with the Quarterly Report of Franklin Electric Co., Inc. (the "Company") on Form 10-Q for the period ending September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William H. Lawson, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 5, 2002
      -----------------------

      /s/ William H. Lawson
      -----------------------
William H. Lawson
Chairman, Chief Executive Officer
  and President
Franklin Electric Co., Inc.

  EXHIBIT 99.2 CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C.
  ------------------------------------------------------------------------
SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
----------------------------------------------------------------------------
                                     2002
                                     ----


      In connection with the Quarterly Report of Franklin Electric Co., Inc. (the "Company") on Form 10-Q for the period ending September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregg C. Sengstack, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 5, 2002
      -----------------------

      /s/ Gregg C. Sengstack
      -----------------------
Gregg C. Sengstack
Senior Vice President and Chief Financial Officer
Franklin Electric Co., Inc.


5