Form 10-K
period 2002-12-28
FRANKLIN ELECTRIC CO INC
filed 2003-02-18
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                              --------------------

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

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





Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

                   YES   X                             NO
                       -----                              -----

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at June 29, 2002 (the last business day of the registrant's most recently completed second quarter) was $432,296,293. The stock price used in this computation was the last sales price on that date.

       NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 14, 2003:

                              10,737,947 SHARES
                              -----------------

                   DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2003 (Part III).

The exhibits filed with this Form 10-K are listed in the exhibit index located on pages 43-44.

                             TABLE OF CONTENTS

                                                                 Page
                                                                 ----
Part I

     Item 1.   Business........................................  4-6
     Item 2.   Properties......................................  6-7
     Item 3.   Legal Proceedings...............................  7
     Item 4.   Submission of Matters to a Vote of
               Security Holders................................  7
               Supplemental Item - Executive
               Officers of the Registrant......................  7

Part II

     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters.................  8
     Item 6.   Selected Financial Data.........................  8-9
     Item 7.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations......................................  10-13
     Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk ....................................  13
     Item 8.   Financial Statements and Supplementary Data.....  14-34
     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure..........  35

Part III

     Item 10.  Directors and Executive Officers
               of the Registrant...............................  35
     Item 11.  Executive Compensation..........................  35
     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management,
               and Related Stockholder Matters.................  35
     Item 13.  Certain Relationships and Related
               Transactions....................................  36
     Item 14.  Controls and Procedures.........................  36


Part IV

     Item 15.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K.........................  37-38

Signatures     ................................................  39

Certifications ................................................  40-43

Exhibit Index  ................................................  44-45

                                  PART I
                                  ------

ITEM 1.  BUSINESS
-----------------

Franklin Electric Co., Inc. is an Indiana corporation founded in 1944 and incorporated in 1946, that, together with its subsidiaries, conducts business in a single reportable segment: the design, manufacture and distribution of motors, electronic controls and related parts and equipment. Except where the content otherwise requires, "Franklin Electric" or the "Company" shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Description of Business
-----------------------

Franklin Electric, a technical leader in electric motors, drives and controls, is the world's largest manufacturer of submersible water and fueling systems motors, a manufacturer of underground fueling systems hardware and flexible piping systems and a leader in engineered industrial motor products.

The principal application for Franklin Electric's submersible motors is providing the electrical motors for water well pumping systems. These submersible motors are also used in underground fueling systems and for the pumping of wastewater.

Franklin Electric's fueling systems products are found all over the world in industrial, commercial, and agricultural fueling applications. These products consist of over 500 items, including submersible pumping systems, nozzles, fittings, flexible piping, electronic tank monitoring equipment and vapor recovery systems.

Franklin Electric's engineered industrial motor products and electronic drives and controls are used in a wide variety of products, including gasoline dispensers, paint handling equipment, electric hoists, explosion-proof vapor exhaust fans, vacuum pumping systems, livestock systems, and soft-serve ice cream machines.

The Company's products are sold principally by a single company sales force in the United States, Canada, Mexico, Europe, Australia, South Africa, Mexico, Japan, China and other world markets. The Company's products are also sold through independent distributors and repair shops.

The market for the Company's products is highly competitive and includes both large and small suppliers. The Company's submersible water, fueling and industrial motor products are sold to original equipment manufacturers of pumps, compressors, fans, swimming pool equipment, medical furniture and business machines.

ITT Industries, Inc., and its various subsidiaries and affiliates, accounted for 18.2 percent, 18.7 percent and 15.7 percent of the Company's consolidated sales in 2002, 2001, and 2000, respectively. Sta-Rite Industries, Inc. accounted for 11.5 percent of the Company's consolidated sales in 2002.

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

During 2002, the Company paid $30.3 million for acquisitions, net of cash acquired, of which $24.3 million was recorded as goodwill based on the estimated fair values of the net assets acquired. Included in the acquisitions were Coverco, a manufacturer of submersible and industrial electric motors and controls in Italy, and Intelligent Controls, Inc. (INCON), a producer of fueling systems electronic leak detection and inventory management systems controls in Maine. During 2000, the Company acquired all of the outstanding shares of capital stock of EBW, Inc. and Advanced Polymer Technology, Inc., manufacturers of products for use in fueling systems. Also in 2000, the Company completed transactions to integrate submersible motor production of KSB AG into its Berzo Demo, Italy operations, and acquired Mitsubishi Electric Company's submersible electric motor business. See also
Item 8 Footnote 2.

The Company employed 2,658 persons at the end of 2002.

Segment and Geographic Information
----------------------------------

Segment and geographic information is included within this Form 10-K at page
32.

Research and Development
----------------------------------------------------------------------------

The Company spent approximately $ 6.0 million in 2002, $ 5.2 million in 2001, and $ 5.0 million in 2000 on activities related to the development of new products, on improvements of existing products and manufacturing methods, and on other applied research and development.

In 2002, the Company continued development of a more corrosion resistant 4" submersible motor, developed a new rewindable 6" submersible motor, expanded the line of variable speed constant pressure motor systems for residential applications, and developed a Turbine Pump Interface controller for petroleum products. Research continued on new materials and processes designed to achieve higher quality and more cost-effective construction of the Company's high volume products.

The Company owns a number of patents. In aggregate, these patents are of material importance in the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.

Backlog
-------

The dollar amount of backlog at the end of 2002 and 2001 was as follows:

                                           (In thousands)
                                        2002            2001
                                        ----            ----
     Backlog.......................   $18,890         $15,136

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, some of which are specifically designed for the customer, but most of which are standard catalog items. Both add-ons and cancellations of catalog items are made without charge to the customer, but charges are generally made on any cancellation of a specifically designed product. All backlog orders are expected to be filled in fiscal 2003.

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

Website
-------

The Company's website address is http://www.franklin-electric.com. The Company makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.


ITEM 2.  PROPERTIES
-------------------

The Company maintains its principal executive offices in Bluffton, Indiana; manufacturing plants are located in the United States and abroad. Location and approximate square footage for the Company's principal facilities are described below. All principal properties are owned or held under operating leases.

The Company's principal properties are as follows:
                                           Acres        Approximate
     Location                             of Land       Square Feet
     --------                             -------       -----------
Bluffton, Indiana                          35.8           405,660
Siloam Springs, Arkansas                   32.6           240,400
Wilburton, Oklahoma                        30.0           327,135
Jonesboro, Indiana (1)                      -              34,570

Grant County, Indiana                       9.0            24,100
Muskegon, Michigan                         10.8           113,951
Saco, Maine (1)                             -              27,800
Wittlich, Rhineland, Germany                6.9            76,937
Brno, Czech Republic                        2.3            51,158
Berzo Demo, Italy (1)                       -              22,865
Motta di Livenza, Italy (1)                 -              39,152
Linares, Mexico                            10.0            30,000
Fifteen facilities, each with less
  than 56,500 square feet(2)                6.1           260,565
                                          -----         ---------
Total                                     143.5         1,654,293
                                          =====         =========

In the Company's opinion, its facilities are suitable for their intended use, adequate for the Company's business needs and in good condition.

(1)   Leased facility.
(2) Thirteen of the facilities are leased and in the aggregate have approximately 183,474 square feet.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.



EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The names, ages and all positions and offices held by the executive officers of the Company are:
                                                             In this
     Name            Age        Positions and Offices    office since
     ----            ---        ---------------------    ------------

William H. Lawson     66     Chairman of the Board,           1985
                              Chief Executive Officer
                              and President
Jess B. Ford          51     Senior Vice President            1999
Peter C. Maske        52     Senior Vice President,           1999
                              Operations
Gregg C. Sengstack    44     Senior Vice President and        1999
                              Chief Financial Officer
Donald R. Hobbs       61     Vice President, Submersible      1996
                              Motor Marketing
Thomas A. Miller      53     Vice President, Submersible      1998
                              Motor Engineering
Kirk M. Nevins        59     Vice President, Sales            1995


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

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The number of shareowners of record as of February 14, 2003 was 968. The Company's stock is traded on Nasdaq National Market: Symbol FELE.

All share and per share data included in this Form 10-K reflect the Company's two-for-one stock split effected in the form of a 100 percent stock distribution made on March 22, 2002. Dividends paid and the price range per common share as quoted by the Nasdaq National Market for 2002 and 2001 were as follows:

              DIVIDENDS PER SHARE              PRICE PER SHARE
                  2002  2001              2002                2001
                  ----  ----              ----                ----
                                     Low       High       Low       High
                                     ---       ----       ---       ----
1st Quarter...    $.12  $.11       $40.600   $53.900    $32.000   $36.625
2nd Quarter...    $.13  $.12       $43.520   $60.528    $33.040   $37.950
3rd Quarter...    $.13  $.12       $39.900   $52.640    $34.125   $41.414
4th Quarter...    $.13  $.12       $41.151   $51.000    $35.315   $42.640









ITEM 6.  SELECTED FINANCIAL DATA
---------------------------

FIVE YEAR FINANCIAL SUMMARY
------------------------------------------------------------------------------------------------------------
FRANKLIN ELECTRIC CO., INC.
(In thousands, except per share amounts)
                                        2002      2001      2000      1999      1998
                                        <F1>                <F2>
------------------------------------------------------------------------------------------------------------
Operations:
  Net sales.............................$354,872  $322,908  $325,731  $293,236  $272,533
  Gross profit.......................... 104,935    92,871    85,186    84,171    79,955
  Interest expense......................   1,317     1,193     1,111     1,317     1,364
  Income taxes .........................  18,273    16,235    13,683    15,591    15,237
  Net income............................  32,204    27,150    22,226    26,805    24,784
  Depreciation and amortization.........  12,878    12,660    10,839     7,460     6,687
  Capital expenditures..................  15,568     6,709    14,108    13,691    24,601
Balance sheet:
  Working capital......................   62,762    69,158    54,897    56,886    61,878
  Property, plant and equipment, net...   76,033    58,839    64,604    57,047    51,461
  Total assets.........................  258,583   195,643   197,179   176,101   167,590
  Long-term debt.......................   25,946    14,465    15,874    17,057    18,089
  Shareowners' equity.................. $153,138  $123,269  $115,998  $ 96,293  $ 91,597
Other data:
  % Net income to sales................     9.1%      8.4%      6.8%      9.1%      9.1%
  % Net income to total
    average assets.....................    14.2%     13.8%     11.9%     15.6%     15.0%
  Current ratio........................     2.2       2.7       2.2       2.2       2.4
  Number of common shares
    outstanding........................   10,824    10,668    11,008    10,826    11,148
Per share:
  Market price range
  High.................................  $ 60.53   $ 42.64   $ 36.50  $  37.438  $ 36.25
  Low..................................    39.90     32.00     26.125    29.50     20.00
  Net income per weighted-average
    common share.......................     2.98      2.49      2.04      2.44      2.16
  Net income per weighted-average
    common share,
    assuming dilution..................     2.83      2.39      1.96      2.30      2.01
  Book value...........................    13.47     10.84     10.21      8.27      7.42
  Cash dividends on common
    stock..............................   $  .51   $  0.47   $  0.43   $  0.39   $  0.33
------------------------------------------------------------------------------------------------------------



<F1> Includes the results of operations of its wholly-owned subsidiaries
     Coverco S.r.l. and Intelligent Controls, Inc., since their acquisition on January 7, 2002 and July 16, 2002, respectively.
<F2> Includes the results of operations of its wholly-owned subsidiaries EBW,
     Inc. and Advanced Polymer Technology, Inc., since their acquisition on August 31, 2000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS
---------------------
Net sales for 2002 were $354.9 million, a 9.9 percent increase from 2001 net sales of $322.9 million. The increased sales were primarily the result of strong residential submersible electric motor sales in North America, as well as the inclusion of Coverco, a January 2002 acquisition, and INCON, a July 2002 acquisition. Sales from these acquisitions represented 5.2 percent of sales for the year. These increases were partially offset by lower demand from the petroleum equipment industry. Net sales for 2001 were $322.9 million, a 0.9 percent decrease from 2000 net sales of $325.7 million. The decreased sales were primarily the result of the global manufacturing recession as well as the strong U.S. dollar/weak euro and South African rand that affected foreign sales. The lower sales were partially offset by the inclusion of the full year results of EBW, Inc. ("EBW") and Advanced Polymer Technology, Inc. ("APT") which were acquired in August 2000 as well as sales to KSB AG and customers of Mitsubishi Electric Company under new motor supply agreements for a full year in 2001. 2001 sales were approximately 8.0 percent lower than 2000 excluding the incremental sales from these acquisitions and supply agreements.

Cost of sales as a percent of net sales for 2002, 2001 and 2000 was 70.4 percent, 71.2 percent and 73.8 percent, respectively. Cost of sales as a percent of net sales decreased in 2002 from 2001 primarily as a result of productivity improvements, cost reductions and other operations initiatives as well as lower costs in key commodities. The Company has achieved these results by continually focusing on improving its quality and has combined certain manufacturing operations on specific products to one location, as well as identified alternative sources for certain materials. Cost of sales as a percent of net sales decreased in 2001 from 2000 primarily as a result of specific productivity initiatives and cost reduction which resulted in improved labor efficiencies and lower material costs as well as lower costs in key commodities.

Selling and administrative expense as a percent of net sales for 2002, 2001 and 2000 was 15.4 percent, 14.7 percent and 13.8 percent, respectively. The addition of fixed expenses from acquired companies is the primary reason for the increase in selling and administrative expense as a percent of net sales for 2002 and 2001 (full year impact of 2000 acquisitions).

Interest expense for 2002, 2001 and 2000 was $1.3 million, $1.2 million and $1.1 million, respectively.

During the third quarter of 2000, the Company recorded a one-time $3.2 million ($2.0 million after-tax) charge to earnings to recognize the costs of the unsuccessful acquisition of the fuel pumping systems business of the Marley Pump Company, a division of United Dominion Industries.

Included in other income for 2002, 2001 and 2000 was interest income of $0.5 million, $0.6 million and $1.2 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.

Foreign currency-based transactions produced a gain for 2002 of $1.4 million. The foreign currency-based transaction gain was due primarily to the strengthening euro relative to the U.S. dollar during most of 2002. The foreign currency-based transaction losses in 2001 and 2000 were primarily due to the strengthening U.S. dollar relative to the euro and South African rand resulting in losses of $0.5 million and $0.7 million, respectively.

The provision for income taxes in 2002, 2001 and 2000 was $18.3 million, $16.2 million and $13.7 million, respectively. The effective tax rate in 2002 of 36.2% is less than the 2001 rate of 37.4% as a result of tax planning savings realized in 2002. The effective tax rate for each year differs from the United States statutory rate of 35 percent, due principally to the effects of state and foreign income taxes, net of federal tax benefits.

Net income for 2002 was $32.2 million, or $2.83 per diluted share, compared to 2001 net income of $27.2 million, or $2.39 per diluted share. Net income for 2000 was $22.2 million, or $1.96 per diluted share. All share and per share data reflect the Company's two-for-one stock split effected in the form of a 100 percent stock distribution made on March 22, 2002.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $57.9 million, $39.9 million and $18.8 million in 2002, 2001 and 2000, respectively. The primary source of cash from operations for 2002 was earnings. The increases in 2002 and 2001 were related to decreases in accounts receivable. The decrease in 2000 was related to increases in accounts receivable and decreases in accounts payable.

Net cash flows used in investing activities were $57.2 million, $10.2 million and $25.6 million in 2002, 2001 and 2000, respectively. The primary uses of cash in 2002 were for the acquisitions of Coverco and INCON. The Company paid an aggregate of $30.3 million for these two acquisitions, net of cash acquired. During the third quarter of 2002, the Company paid $10.5 million in cash (included in deferred assets) as contingent consideration in accordance with the terms of an agreement entered into in 1998 in which the Company purchased certain operating and intangible assets from a motor manufacturer. The primary use of cash in 2001 was for additions to plant and equipment. The primary uses of cash in 2000 were for the acquisition of EBW and APT and additions to plant and equipment.

Net cash flows used in financing activities were $2.7 million, $19.0 million and $12.3 million in 2002, 2001 and 2000, respectively. The primary uses of cash in each of these three years related to the repurchase of shares of Company common stock under the Company's repurchase program and the payment of dividends. During 2002, 2001 and 2000, the Company repurchased, or received as consideration for stock options exercised, 223,499, 408,200 and 253,400 shares of its common stock for $10.5 million, $14.2 million and $8.4 million, respectively. The Company paid $5.5 million, $5.1 million and $4.7 million in dividends on the Company's common stock in 2002, 2001 and 2000, respectively. The Company has authority under its Board-approved stock repurchase program to purchase an additional 655,253 shares of its common stock after December 28, 2002.

Cash, cash equivalents and marketable securities at the end of 2002 were $20.1 million compared to $23.7 million at the end of 2001. Working capital decreased $6.4 million in 2002 and the current ratio of the Company was 2.2 and 2.7 at the end of 2002 and 2001, respectively.

Principal payments of $1.0 million per year on the Company's $20.0 million of unsecured long-term debt began in 1998 and will continue until 2008 when a balloon payment of $10.0 million will fully retire the debt. In November 2001, the Company entered into an unsecured, 38-month $60.0 million revolving credit agreement (the "Agreement"). The amount available for borrowing under the Agreement is reduced by the amount of certain standby letters-of-credit. These standby letters-of-credit totaled $2,008 and $1,650 at December 28, 2002 and December 29, 2001, respectively. The Agreement includes a facility fee of one-eighth of one percent on the committed amount. The Company's borrowings under the Agreement totaled $10.1 million and $0 at December 28, 2002 and December 29, 2001, respectively. The Company is subject to certain financial covenants with respect to borrowings, interest coverage, working capital, net worth, loans or advances, and investments. The Company was in compliance with all debt covenants at all times in 2002 and 2001. See Note 6.

At December 28, 2002, the Company had $2.4 million of commitments for the construction of a building in Linares, Mexico and the purchase of machinery and equipment.

During 2003, the Company intends to continue to seek acquisition candidates that are compatible with its existing product lines and that provide leveraged growth potential.

Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet current commitments.

ACCOUNTING PRONOUNCEMENTS
-------------------------
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the related existing disclosure requirements. As more fully described in Notes 1 and 9, the Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, SFAS No. 148 does not have an impact on the Company's operating results or financial position.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees it has issued and clarifies the accounting for such guarantees. The initial recognition and measurement provisions of FIN No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for periods ending after December 15, 2002. The Company does not expect the adoption of FIN No. 45 to have a material impact on its operating results or financial position.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------
Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to allowance for doubtful accounts, inventories, recoverability of long-lived assets, intangible assets, income taxes, warranty obligations, pensions and other employee benefit plan obligations, and contingencies. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of intercompany balances utilizing a global netting system and limited use of foreign currency denominated debt. Interest rate exposure is principally limited to variable rate interest borrowings under the Company's revolving credit agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
------------------------------------------------------------------------------
                                             2002         2001         2000
(In thousands, except per share amounts)
------------------------------------------------------------------------------

Net sales.............................   $354,872     $322,908     $325,731

Cost of sales (including research
  and development expenses of $6,035,
  $5,232 and $4,978, respectively)....    249,937      230,037      240,545
                                         --------     --------     --------

Gross profit..........................    104,935       92,871       85,186

Selling and administrative expenses...     54,637       47,522       44,967
                                         --------     --------     --------

Operating income......................     50,298       45,349       40,219

Interest expense......................     (1,317)      (1,193)      (1,111)
Costs of unsuccessful acquisition.....        -            -         (3,237)
Other income (expense),net............        130         (239)         764
Foreign exchange income (loss)........      1,366         (532)        (726)
                                         --------     --------     --------

Income before income taxes............     50,477       43,385       35,909

Income taxes (Note 5).................     18,273       16,235       13,683
                                         --------     --------     --------

Net income............................   $ 32,204     $ 27,150     $ 22,226
                                         ========     ========     ========

Per share data (Note 8):

  Net income per common share.........   $   2.98     $   2.49     $   2.04
                                         ========     ========     ========

  Net income per common share,
    assuming dilution.................   $   2.83     $   2.39     $   1.96
                                         ========     ========     ========

  Dividends per common share..........   $    .51     $    .47     $    .43
                                         ========     ========     ========


              See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
------------------------------------------------------------------------------
ASSETS
                                                    2002        2001
(In thousands)
------------------------------------------------------------------------------
Current assets:
  Cash and equivalents........................  $ 20,133    $ 20,750
  Marketable securities.......................       -         2,999
  Receivables (less allowances of $1,907
    and $1,658, respectively).................    31,711      27,486
  Inventories:
    Raw materials.............................    16,115      16,447
    Work-in-process...........................     7,481       6,005
    Finished goods............................    33,905      35,662
    LIFO reserve..............................    (9,233)    (10,106)
                                                --------    --------
                                                  48,268      48,008
  Other current assets (including deferred
    income taxes of $8,615 and $8,667,
    respectively, Note 5).....................    12,897      10,340
                                                --------    --------
      Total current assets....................   113,009     109,583

Property, plant and equipment, at cost:
  Land and buildings..........................    34,126      25,343
  Machinery and equipment.....................   141,347     121,791
                                                --------    --------
                                                 175,473     147,134
    Less allowance for depreciation...........    99,440      88,295
                                                --------    --------
                                                  76,033      58,839
Deferred and other assets (including deferred
   income taxes of $1,391 and $17,
   respectively, Note 5)......................    30,795      12,710
Goodwill......................................    38,746      14,511
                                                --------    --------


Total Assets..................................  $258,583    $195,643
                                                ========    ========



               See Notes to Consolidated Financial Statements.

------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
                                                    2002        2001
(In thousands)
------------------------------------------------------------------------------

Current liabilities:
  Current maturities of long-term debt and
    short-term borrowings (Note 6)............  $  1,467    $  1,058
  Accounts payable............................    18,584      11,683
  Accrued expenses (Note 4)...................    28,484      24,146
  Income taxes (Note 5).......................     1,712       3,538
                                                --------    --------
    Total current liabilities.................    50,247      40,425

Long-term debt (Note 6).......................    25,946      14,465

Employee benefit plan obligations (Note 3)....    23,988      13,199

Other long-term liabilities...................     5,264       4,285

Shareowners' equity (Note 7):
  Common shares outstanding
    (10,824 and 10,669, respectively).........     1,082       1,067
  Additional capital..........................    34,079      23,348
  Retained earnings...........................   125,308     109,103
  Loan to ESOP Trust (Note 3).................    (1,130)     (1,362)
  Accumulated other comprehensive loss........    (6,201)     (8,887)
                                                --------    --------
     Total shareowners' equity................   153,138     123,269
                                                --------    --------

Total Liabilities and Shareowners' Equity.....  $258,583    $195,643
                                                ========    ========



              See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
------------------------------------------------------------------------------
                                                 2002       2001       2000
(In thousands)
------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income................................. $32,204    $27,150    $22,226
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Depreciation and amortization............  12,878     12,660     10,839
    Deferred income taxes....................     664      2,916        (34)
    Loss on disposals of plant
      and equipment..........................     428      1,980        275
    Changes in assets and liabilities,
    excluding the effects of acquisitions:
      Receivables............................   3,125      2,963     (7,473)
      Inventories............................   7,434       (697)    (2,516)
      Accounts payable and other
        accrued expenses.....................   2,915     (8,028)    (2,612)
      Employee benefit plan obligations......   1,128       (718)     2,156
      Other, net.............................  (2,923)     1,697     (4,113)
                                              -------    -------    -------
Net cash flows from operating activities.....  57,853     39,923     18,748
                                              -------    -------    -------

Cash flows from investing activities:
  Additions to plant and equipment........... (15,568)    (6,709)   (14,108)
  Proceeds from sale of plant and equipment..      20        354         61
  Additions to deferred assets............... (14,312)      (802)    (2,829)
  Purchases of marketable securities.........     -       (2,999)    (2,915)
  Cash paid for acquisitions, net of cash
    acquired (Note 2)........................ (30,344)       -      (17,687)
  Proceeds from maturities of marketable
    securities...............................   2,999        -       11,883
                                              -------    -------    -------
Net cash flows from investing activities..... (57,205)   (10,156)   (25,595)
                                              -------    -------    -------

Cash flows from financing activities:
  Borrowing of long-term debt................   8,575        -          -
  Repayment of long-term debt (Note 6).......  (1,408)    (1,016)    (1,017)
  Borrowing on line of credit and short-term
    borrowings...............................   3,000     11,055        -
  Repayment of line of credit and short-term
  borrowings...............................    (3,017)   (11,073)       (41)
  Proceeds from issuance of common stock.....   5,945      1,059      1,541
  Purchases of common stock (Note 7)......... (10,517)   (14,157)    (8,351)
  Reduction of loan to ESOP Trust............     232        232        233
  Dividends paid.............................  (5,505)    (5,122)    (4,685)
                                              -------    -------    -------
Net cash flows from financing activities.....  (2,695)   (19,022)   (12,320)
                                              -------    -------    -------

Effect of exchange rate changes on cash......   1,430        374        954
                                              -------    -------    -------

Net change in cash and equivalents...........    (617)    11,119    (18,213)
Cash and equivalents at beginning of year....  20,750      9,631     27,844
                                              -------    -------    -------
Cash and equivalents at end of year.......... $20,133    $20,750    $ 9,631
                                              =======    =======    =======

Cash paid during 2002, 2001, and 2000 for interest was $1.3 million, $1.1 million and $1.1 million, respectively. Also, cash paid during 2002, 2001 and 2000 for income taxes was $16.6 million, $13.1 million and $14.6 million, respectively.




              See Notes to Consolidated Financial Statements.

<OPTION>
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

(In thousands, except share amounts)
                                                                                                     Accumulated
                                       Common                                            Loan to         Other
                                       Shares        Common   Additional    Retained     ESOP        Comprehensive    Comprehensive
                                       Outstanding   Stock     Capital      Earnings     Trust       Income (Loss)       Income
                                       -----------   -----     -------      --------     -----       -------------       ------
Balance year end 1999..............    10,826,840    $1,083    $17,153      $ 84,242     $(1,827)       $(4,358)
Net income.........................                                           22,226                                     $22,226
 Currency translation adjustment...                                                                      (1,693)          (1,693)
 Pension liability adjustment......                                                                        (387)            (387)
                                                                                                                         -------
  Comprehensive income, net of tax.                                                                                      $20,146
                                                                                                                         =======
Dividends on common stock..........                                           (4,685)
Common stock issued................        35,294        44     11,497
Common stock repurchased or received
  for stock options exercised......      (253,400)      (26)        13        (8,338)
Tax benefit of stock options
  exercised........................                                821
Loan payment from ESOP.............                                                          233
                                       ----------    ------    -------      --------     -------        -------
Balance year end 2000..............    11,008,734     1,101     29,484        93,445      (1,594)        (6,438)
                                       ----------    ------    -------      --------     -------        -------

Net income.........................                                           27,150                                     $27,150
 Currency translation adjustment...                                                                      (2,353)          (2,353)
 Pension liability adjustment......                                                                         (96)             (96)
                                                                                                                         -------
  Comprehensive income, net of tax.                                                                                      $24,701
                                                                                                                         =======


Dividends on common stock..........                                           (5,122)
Common stock issued................        68,000         6      1,053
Common stock repurchased or received
  for stock options exercised......      (408,200)      (40)    (7,747)       (6,370)
Tax benefit of stock options
  exercised........................                                558
Loan payment from ESOP.............                                                          232
                                       ----------    ------    -------      --------     -------        -------
Balance year end 2001..............    10,668,534     1,067     23,348       109,103      (1,362)        (8,887)
                                       ==========    ======    =======      ========     =======        =======

Net income.........................                                           32,204                                     $32,204
 Currency translation adjustment...                                                                       5,858            5,858
 Pension liability adjustment......                                                                      (3,172)          (3,172)
                                                                                                                         -------
  Comprehensive income, net of tax.                                                                                      $34,890
                                                                                                                         =======
Dividends on common stock..........                                           (5,505)
Common stock issued................       378,500        38      5,907
Common stock repurchased or received
  for stock options exercised......      (223,499)      (23)                 (10,494)
Tax benefit of stock options
  exercised........................                              4,824
Loan payment from ESOP.............                                                          232
                                       ----------    ------    -------      --------     -------        -------
Balance year end 2002..............    10,823,535    $1,082    $34,079      $125,308     $(1,130)       $(6,201)
                                       ==========    ======    =======      ========     =======        =======

                                                  See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR--The Company's fiscal year ends on the Saturday nearest December
31. The financial statements and accompanying notes are as of and for the years ended December 28, 2002 (52 weeks), December 29, 2001 (52 weeks) and December 30, 2000 (52 weeks) and are referred to as 2002, 2001 and 2000, respectively.

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries.

REVENUE RECOGNITION--Sales are recognized when the Company's products are shipped, at which time transfer of ownership and risk of loss pass to the customer.

CASH EQUIVALENTS--Cash equivalents consist of highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations and have original or purchased maturities of three months or less.

MARKETABLE SECURITIES--Marketable securities consist of short-term U.S. treasury and agency securities with maturities of greater than three months at the date of purchase. All securities are categorized as held-to-maturity and are stated at amortized cost. Due to the nature of these securities, the difference between the amortized cost and fair value is not significant.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts for cash and equivalents, long-term debt and short-term debt approximate fair value. The fair value of long-term debt is estimated based on current borrowing rates for similar issues and current exchange rates for foreign currency denominated amounts. The Company's off-balance sheet instruments consist of operating leases which are not significant (see Footnote 11).

ACCOUNTS RECEIVABLE--Accounts receivable are stated at estimated net realizable value. Accounts receivable comprise balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

INVENTORIES--Inventories are stated at the lower of cost or market. The majority of the cost of domestic inventories is determined using the last-in, first-out (LIFO) method; all remaining inventory costs are determined using the first-in, first-out (FIFO) method. Inventories stated on the LIFO method approximated 44 percent and 53 percent of total inventories in 2002 and 2001, respectively.

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

STOCK-BASED COMPENSATION--The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

EARNINGS PER COMMON SHARE--Basic and diluted earnings per share are computed and disclosed under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities.

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

ACCOUNTING PRONOUNCEMENTS--In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the related existing disclosure requirements. As more fully described above and in Note 9 below, the Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, SFAS No. 148 does not have an impact on the Company's operating results or financial position.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees it has issued and clarifies the accounting for such guarantees. The initial recognition and measurement provisions of FIN No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for periods ending after December 15, 2002. The Company does not expect the adoption of FIN No. 45 to have a material impact on its operating results or financial position.

2.   GOODWILL AND OTHER INTANGIBLE ASSETS

Statement of Financial Accounting Standards Nos. 141 and 142,
"Business Combinations" and "Goodwill and Other Intangible Assets", respectively, were published in June 2001. SFAS No. 141 requires the purchase method of accounting for business combinations, and SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company adopted the provisions of SFAS Nos. 141 and 142 effective December 30, 2001; accordingly, the Company's recorded goodwill is no longer being amortized. During the first quarter of 2002, the Company performed its initial impairment testing required by SFAS No. 142. No impairment loss or transition adjustments were required. In addition, during the fourth quarter of 2002, the Company performed its annual impairment testing required by SFAS No. 142. No impairment loss was required to be recognized.

Acquisitions
------------
During 2002, the Company paid $30.3 million for acquisitions, net of cash acquired, of which $24.3 million was recorded as goodwill based on the estimated fair values of the net assets acquired. These estimated fair values will continue to be evaluated by the Company over a one-year period from the respective dates of acquisition. In January 2002, the Company acquired certain assets and liabilities of Coverco S.p.A., and Emco S.r.L.(jointly "Coverco") manufacturers of submersible and industrial electric motors and controls in Italy. In July 2002, the Company acquired all of the outstanding shares of INCON, a producer of fueling systems electronic leak detection and inventory management systems controls in Maine.

On August 31, 2000, the Company acquired all of the outstanding shares of capital stock of EBW, Inc. and Advanced Polymer Technology, Inc. ("EBW" and "APT"), manufacturers of equipment for use in fueling systems. The Company paid to the selling shareholders of EBW and APT an aggregate of $20.3 million at the closing date, consisting of $10.3 million in cash and the issuance of $10.0 million of the Company's common stock. The Company also assumed an aggregate of $7.5 million of EBW and APT's credit obligations, of which $7.4 million was paid to the creditors by the Company on the closing date. In aggregate, the acquisition was recorded at a total purchase price of $27.9 million, including $0.1 million in acquisition costs, at the closing date.
The Company may pay additional consideration contingent on the future earnings performance of EBW and APT through December 31, 2003.

These acquisitions were accounted for using the purchase method of accounting. Accordingly, a portion of the aggregate purchase price was allocated to the net assets acquired based on the estimated fair values. The excess of purchase price over the fair value of the net assets acquired has been recorded as goodwill which was being amortized on a straight-line basis over 20 years. The Company discontinued amortizing goodwill effective the first quarter of the Company's 2002 fiscal year under the provisions of SFAS No. 142.

The following sets forth a reconciliation of reported net income and earnings per share to the same amounts adjusted to exclude amortization expense recognized on goodwill in each respective period:

(In thousands, except
per share amounts)                    2002       2001       2000
                                      ----       ----       ----

Reported net income................. $32,204    $27,150    $22,226
Add back:  Goodwill amortization....    -           757        258
                                     -------    -------    -------
Adjusted net income................. $32,204    $27,907    $22,484
                                     =======    =======    =======

Basic earnings per share:
Reported net income................. $  2.98    $  2.49    $  2.04
Add back:  Goodwill amortization....     -         0.07       0.02
                                     -------    -------    -------
Adjusted net income................. $  2.98    $  2.56    $  2.06
                                     =======    =======    =======

Diluted earnings per share:
Reported net income................. $  2.83    $  2.39    $  1.96
Add back:  Goodwill amortization....     -         0.07       0.02
                                     -------    -------    -------
Adjusted net income................. $  2.83    $  2.46    $  1.98
                                     =======    =======    =======


Other
-----
In September 2002, the Company paid $10.5 million in cash (included in deferred assets) as contingent consideration in accordance with the terms of an agreement entered into in 1998 in which the Company purchased certain operating and intangible assets from a motor manufacturer. The payment settled all contingencies remaining from the original transaction. The Company has determined that the intangible assets that arose from this agreement, which total $18.9 million at December 28, 2002, have an indefinite life; accordingly, the Company ceased amortizing these intangible assets after making this payment.

During the third quarter of 2000, the Company recorded a one-time $3.2 million ($2.0 million after-tax) charge to earnings to recognize the costs of the unsuccessful acquisition of the fuel pumping systems business of the Marley Pump Company, a division of United Dominion Industries.


3.   EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS - As of December 28, 2002, the Company's domestic operations maintain three separate pension plans.

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

The following table sets forth aggregated information related to the Company's domestic pension benefits and other postretirement benefits, including changes in the benefit obligations, changes in plan assets, funded status, amounts recognized in the Consolidated Balance Sheets, and actuarial assumptions:

(In thousands)
------------------------------------------------------------------------------
                                  Pension Benefits       Other Benefits
                                   2002       2001       2002      2001
                                   ----       ----       ----      ----
------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation, b/o/y......$109,209   $100,746   $ 12,450   $ 12,118
Service cost...................   3,276      3,163        312        307
Interest cost..................   7,588      7,487        859        872
Plan amendments................   1,409        717        -          -
Actuarial loss.................   2,923      5,111        495        360
Settlements paid...............    (445)       -          -          -
Benefits paid..................  (8,216)    (8,015)    (1,202)    (1,207)
                               --------   --------   --------   --------
Benefit obligation, e/o/y......$115,744   $109,209   $ 12,914   $ 12,450
                               ========   ========   ========   ========

Change in plan assets:
Fair value of assets, b/o/y....$109,190   $112,732   $    -     $    -
Actual return on plan assets...  (3,125)     1,383        -          -
Company contributions..........     551      3,090      1,202      1,207
Settlements paid...............    (445)       -          -          -
Benefits paid..................  (8,216)    (8,015)    (1,202)    (1,207)
                               --------   --------   --------   --------
Fair value of assets, e/o/y....$ 97,955   $109,190   $    -     $    -
                               ========   ========   ========   ========
Reconciliation of funded status:
Funded status..................$(17,789)  $    (19)  $(12,914)  $(12,450)
Unrecognized net (gain) loss...   5,860    (11,223)     2,898      2,547
Unrecognized transition
 obligation...................      -          -        4,889      5,378
Unrecognized prior service
 cost..........................   5,699      5,504        -          -
                               --------   --------   --------   --------
Net amount recognized..........$ (6,230)  $ (5,738)  $ (5,127)  $ (4,525)
                               ========   ========   ========   ========

Amounts recognized in the
 Consolidated Balance Sheets:
Accrued benefit liability......$(17,611)  $ (7,647)  $ (5,127)  $ (4,525)
Intangible asset...............   4,802        615        -          -
Deferred tax asset.............   2,630        516        -          -
Accumulated other comprehensive
 loss..........................   3,949        778        -          -
                               --------   --------   --------   --------
Net amount recognized..........$ (6,230)  $ (5,738)  $ (5,127)  $ (4,525)
                               ========   ========   ========   ========


Actuarial assumptions:
Discount rate..................    6.75%      7.25%      6.75%      7.25%
Rate of increase in future
  compensation................. 2.5-7.00%  3.5-9.00%  2.5%-7.00%  3.5-9.00%
                                 (Graded)   (Graded)   (Graded)   (Graded)
Expected long-term rate of
  return on plan assets........    9.25%      9.25%        -          -
------------------------------------------------------------------------------

The following table sets forth aggregated net domestic periodic benefit cost for 2002, 2001 and 2000:

(In thousands)
------------------------------------------------------------------------------
                      Pension Benefits              Other Benefits
                     2002      2001      2000      2002     2001     2000
                     ----      ----      ----      ----     ----     ----

Service cost....   $3,276    $3,163    $3,100    $  312   $  307   $  289
Interest cost...    7,588     7,487     7,056       859      872      868
Expected return
 on assets......  (10,433)   (9,835)   (9,171)      -        -        -
Amortization of
 unrecognized:
  obligation
   (asset)......      -         -        (112)      489      489      489
  Prior service
   cost.........    1,214       913       819       -        -        -
  Loss (Gain)...     (719)     (770)     (677)      144      135      122
                   ------    ------    ------    ------   ------   ------
Net periodic
 benefit cost...  $   926    $  958    $1,015    $1,804   $1,803   $1,768
Settlement cost.      117       -         -         -        -        -
                   ------    ------    ------    ------   ------   ------
Total benefit cost $1,043    $  958    $1,015    $1,804   $1,803   $1,768
                   ======    ======    ======    ======   ======   ======
------------------------------------------------------------------------------

The plan assets of the pension plans consist primarily of common stocks and bonds, including $25,399 and $24,888 of the Company's common stock in 2002 and 2001, respectively. The company consults with its investment advisors as to the expected return on plan assets. While past performance is not a guarantee of future returns, the plan assets of the pension plans for the past fifteen years have averaged in excess of 11% annually and the composition of the plan assets leads the company to expect a long term rate of return in excess of 9.25% despite the recent downturn in the broader stock market.

One of the Company's three pension plans covers certain management employees. The Company does not fund this plan, and its assets were zero in 2002 and 2001. The plan's projected benefit obligation and accumulated benefit obligation were $5,898 and $5,231, respectively, at December 28, 2002, and $5,312 and $4,885, respectively, at December 29, 2001.

The Company's German subsidiary, which does not report pension information under the Employee Retirement Income Security Act of 1974, calculates the pension liability based on local requirements. The long-term pension liability for the German subsidiary was $1,250 at December 28, 2002 and $1,036 at December 29, 2001. The difference between calculating the pension liability under local requirements versus SFAS No. 87 requirements is not significant. Pension liabilities for other foreign subsidiaries are not significant.

DEFINED CONTRIBUTION PLANS - The Company maintains an integrated 401(k) and Employee Stock Ownership Plan (ESOP).

In 1996 and 1992, the ESOP Trustee acquired shares of Company common stock on the open market using the proceeds of a ten-year, $0.3 million loan and a fifteen-year, $3.0 million loan, respectively, from the Company. Under the terms of the variable rate loan (6.31 percent at December 28, 2002), principal plus interest is payable in equal annual installments. The shares of stock purchased with the loan proceeds are collateral for the loan and are considered outstanding for purposes of calculating earnings per share.

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

At December 28, 2002, 263,079 shares were allocated to the accounts of participants, 17,220 shares were committed to be released and allocated to the accounts of participants for service rendered during 2002, and 76,116 shares were held by the ESOP Trust in suspense.

The following table sets forth the interest expense and Company contributions to the integrated ESOP and 401(k) Plan.

(In thousands)
------------------------------------------------------------------------------
                                                2002     2001     2000
                                                ----     ----     ----
Interest expense incurred by the plan
  on ESOP debt.............................   $   74   $   88   $  104
Company contributions to integrated plan...   $1,118   $1,199   $1,308
------------------------------------------------------------------------------


4.   ACCRUED EXPENSES

Accrued expenses consisted of:

(In thousands)
------------------------------------------------------------------------------
                                             2002            2001
                                             ----            ----


Salaries, wages and commissions.......   $ 11,595         $ 8,116
Product warranty costs................      5,308           4,970
Insurance.............................      5,762           5,926
Employee benefits.....................      2,116           1,994
Other.................................      3,703           3,140
                                          -------         -------
                                          $28,484         $24,146
                                          =======         =======
------------------------------------------------------------------------------

5.   INCOME TAXES

Income before income taxes consisted of:

(In thousands)
------------------------------------------------------------------------------
                                      2002         2001         2000
                                      ----         ----         ----

Domestic....................       $45,344      $35,643      $27,202
Foreign.....................         5,133        7,742        8,707
                                   -------      -------      -------
                                   $50,477      $43,385      $35,909
                                   =======      =======      =======
------------------------------------------------------------------------------

The income tax provision consisted of:

(In thousands)
------------------------------------------------------------------------------
                                      2002         2001         2000
                                      ----         ----         ----

Currently payable:
  Federal...................      $ 11,890      $ 9,145      $ 8,328
  Foreign...................         2,934        2,622        3,412
  State.....................         2,785        1,552        1,977
Deferred:
  Federal...................         1,435        2,320         (188)
  Foreign...................          (826)         152           68
  State.....................            55          444           86
                                   -------      -------      -------
                                   $18,273      $16,235      $13,683
                                   =======      =======      =======
------------------------------------------------------------------------------

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In thousands)
------------------------------------------------------------------------------
                                                  2002         2001
Deferred tax assets:
  Accrued expenses and reserves..............  $ 5,094      $ 5,861
  Compensation and employee benefits.........   10,636        8,277
  Other items................................    2,488        2,381
                                               -------      -------
    Total deferred tax assets................   18,218       16,519
                                               -------      -------
Deferred tax liabilities:
  Accelerated depreciation on fixed assets...    7,043        6,564
  Other items................................    1,169        1,271
                                               -------      -------
    Total deferred tax liabilities...........    8,212        7,835
                                               -------      -------
Net deferred tax assets......................  $10,006      $ 8,684
                                               =======      =======
------------------------------------------------------------------------------

The portions of current and non-current deferred tax assets and liabilities were as follows:

(In thousands)
------------------------------------------------------------------------------
                           2002                     2001
                           ----                     ----


                   Deferred   Deferred      Deferred   Deferred
                     Tax        Tax           Tax        Tax
                    Assets   Liabilities     Assets   Liabilities
                    ------   -----------     ------   -----------

  Current........  $ 8,797     $   182      $ 9,474     $   807
  Non-current....    9,421       8,030        7,045       7,028
                   -------     -------      -------     -------
                   $18,218     $ 8,212      $16,519     $ 7,835
                   =======     =======      =======     =======
------------------------------------------------------------------------------

There was no valuation allowance for deferred tax assets required in 2002 or 2001.


The differences between the statutory and effective tax rates were as follows:

------------------------------------------------------------------------------

                                      2002       2001        2000
                                      ----       ----        ----

U.S. Federal statutory rate......     35.0%      35.0%       35.0%
State income taxes, net of
  federal benefit................      3.7        3.0         3.4
Extraterritorial Income Exclusion     (1.9)      (1.4)       (1.1)
R&D Tax Credits..................     (1.3)        -           -
Other Items......................       .7        0.8         0.8
                                      -----      -----       -----
                                      36.2%      37.4%       38.1%
                                      =====      =====       =====

6.   DEBT

Long-term debt consisted of:

(In thousands)
------------------------------------------------------------------------------
                                               2002        2001
                                               ----        ----

Insurance Company--6.31%, principal
  payments of $1.0 million due in
  annual installments, with a balloon
  payment of $10,000 in 2008 ($2,920
  denominated in yen at 12/28/02)........   $14,697     $15,448
Revolving Credit Agreement--average
  Interest rate of 3.60% due in 2006,
  denominated in euros at 12/28/02.......    10,128         -
Other....................................     2,564          34
                                             ------     -------
                                             27,389      15,482
Less current maturities..................    (1,443)     (1,017)
                                            -------     -------
                                            $25,946     $14,465
                                            =======     =======
------------------------------------------------------------------------------

The Company's short-term borrowings were $24 and $41 at December 28, 2002 and December 29, 2001, respectively.

On November 26, 2001, the Company entered into an unsecured, 38-month, $60.0 million revolving credit agreement (the "Agreement"). The amount available for borrowing under the Agreement is reduced by the amount of certain standby letters-of-credit. These standby letters-of-credit totaled $2,008 and $1,650 at December 28, 2002 and December 29, 2001, respectively. The Agreement includes a facility fee of one-eighth of one percent on the committed amount.
 The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company's ratio of debt to earnings before interest, taxes, depreciation, and amortization (EBITDA). The Agreement contains certain financial covenants with respect to borrowings, interest coverage, working capital, net worth, loans or advances and investments.

The Company was in compliance with all debt covenants at all times in 2002 and 2001.




7.   SHAREOWNERS' EQUITY

The Company had 10,824,000 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding at the end of 2002.

During 2002 and 2001, pursuant to stock repurchase programs authorized by the Company's Board of Directors, the Company repurchased a total of 85,131 shares for $3.6 million and 408,200 shares for $14.2 million, respectively. Of these shares, 40,000 were repurchased from an officer of the Company in 2001. All repurchased shares were retired.

During 2002, under terms of a Company stock option plan, participants delivered 138,368 shares of Company common stock as consideration for stock issued upon the exercise of stock options. Of these shares, 138,248 were from an officer of the Company. The total exercise price of the respective stock options was $6.9 million. The Company recorded a $4.8 million reduction in its deferred tax liability and an increase to shareowners' equity as a result of these exercises. The shares delivered to the Company were subsequently retired.

Accumulated other comprehensive loss, consisting of the currency translation adjustment and the pension liability adjustment, were $2,251 and $3,950, respectively, at December 28, 2002, and $8,109 and $778, respectively, as of December 29,2001.


8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)
------------------------------------------------------------------------------
                                          2002        2001        2000
                                          ----        ----        ----
------------------------------------------------------------------------------
Numerator:
  Net Income.......................... $32,204     $27,150     $22,226
                                       =======     =======     =======

Denominator:
 Basic
 -----
  Weighted-average common shares.....   10,792      10,886      10,908

 Diluted
 -------
  Effect of dilutive securities:

    Employee and director incentive
      stock options and awards........     574         484         460
                                       -------     -------     -------

  Adjusted weighted-average common
      shares..........................  11,366      11,370      11,368
                                       =======     =======     =======

Basic earnings per share.............. $  2.98     $  2.49     $  2.04
                                       =======     =======     =======

Diluted earnings per share............ $  2.83     $  2.39     $  1.96
                                       =======     =======     =======
------------------------------------------------------------------------------

9.   STOCK-BASED COMPENSATION

The Company has authorized the grant of options to purchase common stock of the Company to employees and non-employee directors of the Company and its subsidiaries under four fixed stock option plans. The plans and the original number of authorized shares available for grants are as follows:

-----------------------------------------------------------------------------
                                                                     Shares
                                                                     ------
Employee Plans:
 1986 Non-Qualified Stock Option Plan                              1,110,000
 1996 Employee Stock Option Plan                                   1,200,000
Non-Employee Director Plans:
 1990 Non-Employee Director Stock Option Plan                        120,000
 Amended and Restated 1996 Non-Employee Director Stock Option Plan   600,000
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

A summary of the Company's fixed stock option plans activity and related information for 2002, 2001 and 2000 follows:


------------------------------------------------------------------------------------------------------------
                                 2002                         2001                         2000
                                 ----                         ----                         ----
                                Weighted-Average             Weighted-Average             Weighted-Average
Fixed Options          Shares    Exercise Price     Shares    Exercise Price     Shares    Exercise Price
-------------          -------------------------    -------------------------    -------------------------

Outstanding at
  beginning of year    1,662,300      $26.30        1,421,700      $23.45        1,179,834      $19.40
Granted                  230,500       48.18          322,000       36.90          368,666       32.51
Exercised               (378,500)      15.71          (68,000)      15.58         (126,800)      12.15
Forfeited                (50,400)      36.96          (13,400)      31.96              -           -
                       ---------                    ---------                    ---------
Outstanding at
  end of year          1,463,900      $32.12        1,662,300      $26.30        1,421,700      $23.45
                       =========                    =========                    =========
------------------------------------------------------------------------------------------------------------

The following summarizes information about fixed stock options outstanding at December 28, 2002:

------------------------------------------------------------------------------------------------------------
                                Options Outstanding                           Options Exercisable
                 -------------------------------------------------      ------------------------------
                    Number     Weighted-Average                          Number
   Range of      Outstanding      Remaining      Weighted-Average       Exercisable   Weighted-Average
Exercise Prices  at 12/28/02   Contractual Life   Exercise Price        at 12/28/02    Exercise Price
---------------  -----------   ----------------  -----------------      -----------    ---------------
$12.25 to 31.37     411,000      3.00 years         $17.76                411,000         $17.76
 31.38 to 42.44     832,400      7.58                34.84                358,600          34.68
 42.45 to 49.95     220,500      9.66                48.61                    -              -
                  ---------                                               -------
$12.25 to 49.95   1,463,900      6.61               $32.12                769,600         $25.64
                  =========                                               =======
------------------------------------------------------------------------------------------------------------

For pro forma information regarding net income and earnings per share, the fair value for the options awarded in 2002, 2001 and 2000 for all fixed stock option plans was estimated as of the date of the grant using a Black-Scholes option valuation model. The following table sets forth the weighted-average assumptions for 2002, 2001 and 2000, respectively.

------------------------------------------------------------------------------
                                        2002       2001       2000
                                        ----       ----       ----
  Risk-free interest rate............   4.23%      4.93%      6.19%
  Dividend yield.....................   1.10%      1.30%      1.30%
  Volatility factor..................    .207       .204       .198
  Weighted-average expected life.....   6 years    6 years    6 years
------------------------------------------------------------------------------

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. Therefore, in the year of adoption and subsequently affected years, the effects of applying SFAS No. 123 for providing pro forma net income and earnings per share are not likely to be representative of the effects on reported income in future years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:


(In thousands, except per share amounts)
------------------------------------------------------------------------------
                                         2002         2001        2000
                                         ----         ----        ----
Reported net income.................  $32,204      $27,150     $22,226
Less: Total fair value computed
 stock-based compensation, net of tax  (1,270)      (1,086)       (967)
                                      -------      -------     -------
Pro forma net income................  $30,934      $26,064     $21,259
                                      =======      =======     =======
Reported net income available
   per common share..................   $2.98        $2.49       $2.04
 Pro forma net income available
   per common share..................   $2.87        $2.39       $1.96

 Reported net income available per
   common share, assuming dilution...   $2.83        $2.39       $1.96
 Pro forma net income available per
   common share, assuming dilution...   $2.72        $2.29       $1.87
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

During 2000, the Franklin Electric Co., Inc. Key Employee Performance Incentive Stock Plan (Incentive Plan) was established. Under the Incentive Plan, employees may be granted restricted shares of the Company's common stock, vesting subject to the performance of certain goals. No shares were awarded under the Incentive Plan in 2002 and 2001. At December 28, 2002, 200,000 shares were available for future awards.

The Company has 1,776,000 shares of its common stock available for issuance under the 1988 Executive Stock Purchase Plan (1988 Purchase Plan). Under the 1988 Purchase Plan, executives of the Company are awarded the right to purchase shares of its common stock through a Company loan at the closing price on the day prior to the date of purchase. In 1998, the Company extended the 1988 Purchase Plan ten additional years. At December 28, 2002, 1,025,600 shares were available for future awards. At December 28, 2002 there were no outstanding loans to Company executives; further, the Sarbanes-Oxley Act of 2002 prohibits the type of loan contemplated under the 1988 Purchase Plan.


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

The Company's products are primarily sold to original equipment manufacturers and through independent distributors in the United States, Canada, Mexico, Europe, Australia, South Africa, Mexico, Japan, China and other world markets.
 Net sales attributed to customers located in the United States were $232.3 million, $218.8 million and $224.4 million in 2002, 2001 and 2000, respectively. Net sales attributed to foreign customers were $122.6 million, $104.1 million and $101.3 million in 2002, 2001 and 2000, respectively, of which no single country was significant. Long-lived assets located in the United States totaled $47.8 million, $47.4 million and $53.0 million in 2002, 2001 and 2000, respectively. Long-lived assets in foreign countries totaled $28.2 million, $11.4 million and $11.6 million in 2002, 2001 and 2000, respectively, of which no single country was significant.

ITT Industries, Inc. accounted for 18.2 percent, 18.7 percent, and 15.7 percent of the Company's consolidated sales in 2002, 2001 and 2000, respectively. Sta-Rite Industries, Inc. accounted for 11.5% of the Company's consolidated sales in 2002.

11.   CONTINGENCIES AND COMMITMENTS

The Company is defending various claims and legal actions, including environmental matters, which have arisen in the ordinary course of business. In the opinion of management, after discussion with counsel, these claims and legal actions can be successfully defended or resolved without a material adverse effect on the Company's financial position or results of operations.

Total rent expense charged to operations for operating leases including contingent rentals was $2.7 million, $2.4 million and $2.2 million for 2002, 2001 and 2000, respectively. The future minimum rental payments for noncancellable operating leases as of December 28, 2002, are as follows:
2003, $1.7 million; 2004, $1.1 million; and 2005, $0.7 million. Rental commitments subsequent to 2005 are not significant.


12.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial information for 2002 and 2001 is as follows:

 (In thousands, except per share amounts)
------------------------------------------------------------------------------
                                                        Basic      Diluted
                      Net       Gross        Net      Earnings    Earnings
                    Sales      Profit      Income     Per Share   Per Share
                    -----      ------      ------     ---------   ---------
2002
----

1st Quarter.....  $ 68,069    $ 17,851     $ 3,682      $ .34      $ .32
2nd Quarter.....    93,682      26,600       9,006        .83        .79
3rd Quarter.....    97,125      29,553       9,628        .89        .85
4th Quarter.....    95,996      30,931       9,888        .91        .88
                  --------    --------     -------
                  $354,872    $104,935     $32,204      $2.98      $2.83
                  ========    ========     =======
2001
----

1st Quarter.....  $ 65,899    $ 17,113     $ 3,016      $ .27      $ .26
2nd Quarter.....    82,860      23,156       6,614        .60        .58
3rd Quarter.....    86,764      25,035       8,192        .75        .72
4th Quarter.....    87,385      27,567       9,328        .87        .83
                  --------    --------     -------
                  $322,908    $ 92,871     $27,150      $2.49      $2.39
                  ========    ========     =======
------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT
----------------------------


To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and consolidated subsidiaries as of December 28, 2002 and December 29, 2001 and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and consolidated subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


 /s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
January 24, 2003

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.



                                  PART III
                                  --------



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
The information concerning directors required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2003, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT."

The information concerning Item 405 disclosures of delinquent Form 3,4 or 5 filers required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2003, under the heading of "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2003, under the headings of "INFORMATION ABOUT THE BOARD AND ITS COMMITTEES," "COMPENSATION COMMITTEE REPORT," "SUMMARY COMPENSATION TABLE," "OPTION GRANTS IN 2002 FISCAL YEAR," "AGGREGATED OPTION EXCERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES", "PENSION PLANS" and "AGREEMENTS," and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2003, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2003, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "AGREEMENTS," and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------
Within the 90 days prior to the date of this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings. Since the Evaluation Date there have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls.

                                  PART IV
                                  -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                                                          Form 10-K
                                                       Annual Report
                                                           (page)
                                                       -------------
(a)  1.   Financial Statements - Franklin Electric
          ----------------------------------------


          Independent Auditors' Report........................ 34
          Consolidated Statements of Income for the
            three years ended December 28, 2002............... 14
          Consolidated Balance Sheets as of
            December 28, 2002 and December 29, 2001........... 15-16
          Consolidated Statements of Cash Flows
            for the three years ended December 28, 2002....... 17
          Consolidated Statements of Shareowners' Equity
            for the three years ended December 28, 2002....... 18
          Notes to Consolidated Financial Statements
            (including quarterly financial data).............. 19-33

     2.   Financial Statement Schedules - Franklin Electric
          -------------------------------------------------

          II Valuation and Qualifying Accounts................ 38

     Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

     3.   Exhibits
          --------

          See the Exhibit Index located on pages 44-45.
          Management Contract or Compensatory Plan or
          Arrangement is denoted by an asterisk (*).

(b) Reports on Form 8-K filed during the fourth quarter ended December 28, 2002:

          None.

(c)  See the Exhibit Index located on pages 44-45.

(d) Individual financial statements and all other schedules of the Registrant are omitted as they are not required.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      For the years 2002, 2001 and 2000
                               (In thousands)
                               --------------


                            Additions
              Balance at    charged to                              Balance
               beginning    costs and                               at end
Description    of period     expenses     Deductions    Other      of period
-----------    ---------     --------     ----------    -----      ---------



Allowance for doubtful accounts:

2002          $1,658        $142          $296 (A)      $403        $1,907
              ======        ====          ====          ====        ======

2001          $1,949        $172          $463 (A)      $ -         $1,658
              ======        ====          ====          ====        ======

2000          $1,333        $673          $ 99 (A)      $ 42        $1,949
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

                                        Franklin Electric Co., Inc.

                                         /s/ WILLIAM H. LAWSON
                                        ----------------------
                                        William H. Lawson
                                        Chairman of the Board, Chief
Date: February 14, 2003                 Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ WILLIAM H. LAWSON                  Chairman of the Board, Chief
-------------------------------------   Executive Officer and President
William H. Lawson   February 14, 2003   (Principal Executive
                                        Officer)

 /s/ GREGG C. SENGSTACK                 Senior Vice President and Chief
-------------------------------------   Financial Officer (Principal
Gregg C. Sengstack  February 14, 2003   Financial and Accounting
                                        Officer)

 /s/ JEROME D. BRADY
-------------------------------------   Director
Jerome D. Brady     February 14, 2003


 /s/ JOHN B. LINDSAY
-------------------------------------   Director
John B. Lindsay     February 14, 2003


 /s/ ROBERT H. LITTLE
-------------------------------------   Director
Robert H. Little    February 14, 2003


 /s/ PATRICIA SCHAEFER
-------------------------------------   Director
Patricia Schaefer   February 14, 2003


 /s/ DONALD J. SCHNEIDER
-------------------------------------   Director
Donald J. Schneider February 14, 2003


 /s/ R. SCOTT TRUMBULL
-------------------------------------   Director
R. Scott Trumbull   February 14, 2003



 /s/ JURIS VIKMANIS
-------------------------------------   Director
Juris Vikmanis      February 14, 2003


 /s/ HOWARD B. WITT
-------------------------------------   Director
Howard B. Witt      February 14, 2003

                                CERTIFICATIONS

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                   ----------------------------------------

     I, William H. Lawson, Chairman, Chief Executive Officer and President of Franklin Electric Co., Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of Franklin Electric
   Co., Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:     February 14, 2003
           -----------------------


           /s/ William H. Lawson
           -----------------------
     William H. Lawson
     Chairman, Chief Executive Officer
     and President
     Franklin Electric Co., Inc.

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
                ----------------------------------------

      I, Gregg C. Sengstack, Senior Vice President and Chief Financial Officer of Franklin Electric Co., Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of Franklin Electric
   Co., Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:     February 14, 2003
           ----------------------


           /s/ Gregg C. Sengstack
           ----------------------
     Gregg C. Sengstack
     Senior Vice President and Chief Financial Officer
     Franklin Electric Co., Inc.

                          FRANKLIN ELECTRIC CO., INC.
                 EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

Exhibit
Number                     Description
------                     -----------

    3.1   Amended and Restated Articles of Incorporation of
          Franklin Electric Co., Inc. (incorporated herein by reference to the Company's Form 10-Q for the quarter ended April 3, 1999)

    3.2 By-Laws of Franklin Electric Co., Inc. as amended to date

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

    10.9 Amended and Restated Franklin Electric Co., Inc. Pension Restoration Plan (incorporated herein by reference to Exhibit
          10.9 of the Company's Form 10-K for the fiscal year ended December 29, 2001)*

    10.10 Employment Agreement dated December 3, 2002 between the Company and Scott Trumbull*

    10.11 Employment Agreement dated October 23, 1995 between the Company and Jess B. Ford (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended December 30, 1995)*

    10.12 Amended Employment Agreement dated December 20, 2002 between the Company and Gregg C. Sengstack*

    10.13 $60,000,000 Credit Agreement dated as of November 26, 2001 between the Company and various commercial banks (incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K for the fiscal year ended December 29, 2001)

    10.14 Amended and Restated Note Purchase and Private Shelf Agreement dated March 1, 2002 between the Company and the Prudential Insurance Company of America (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 30, 2002)

    10.15 Consulting Agreement dated January 31, 2003 between the
          Company and William H. Lawson*

    21    Subsidiaries of the Registrant

    23    Independent Auditors' Consent

    99.1  Chief Executive Officer Certification Pursuant to 18 U.S.C.
          Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2  Chief Financial Officer Certification Pursuant to 18 U.S.C.
          Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.3  Forward-Looking Statements


      * Management contract or compensatory plan or arrangement

                                                          EXHIBIT 21
                                                          ----------
                        FRANKLIN ELECTRIC CO., INC.

                       SUBSIDIARIES OF THE REGISTRANT

                                ------------

                                                            Percent of
                                       State or country       voting
                                       of incorporation     stock owned
                                       ----------------     -----------
Subsidiaries consolidated:

  Advanced Polymer Technology, Inc.         Michigan            100

  Coverco S.r.l.                            Italy               100

  EBW, Inc.                                 Michigan            100

  FE Petro, Inc.                            Indiana             100

  Franklin Electric International, Inc.     Delaware            100

  Franklin Electric Subsidiaries, Inc.
    [inactive]                              Indiana             100

  Franklin Electric Foreign Sales
    Corporation                             U.S. Virgin Islands 100

  Franklin Electric B.V.                    Netherlands         100

  Franklin Electric Europa, GmbH            Germany             100

  Franklin Electric spol s.r.o.             Czech Republic      100

  Franklin Electric (Australia) Pty. Ltd.   Australia           100

  Franklin Electric (South Africa)
    Pty. Limited                            South Africa        100

  Franklin Electric (Suzhou) Co., Ltd.      China               100

  Intelligent Controls, Inc.                Maine               100

  Motores Electricos Sumergibles De
  Mexico S De Rl De Co                      Mexico              100

  Motores Franklin S.A. de C.V.             Mexico              100

  Motori Sommersi Riavvolgibili S.r.l.      Italy                75

  Servicios De Mesmex S De Rl De Co         Mexico              100

                                                                  EXHIBIT 23
                                                                  ----------


INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in the Registration Statements of Franklin Electric Co., Inc. on Form S-8 (file numbers 2-90330, 33-05034, 33-21303, 33-35958, 33-35960, 33-35962, 33-38200, 333-01957, 333-01959, 333-
59771, 333-93121, 333-34992, 333-34994 and 333-34996) of our report dated
January 24, 2003 appearing in this Annual Report on Form 10-K of Franklin Electric Co., Inc. for the year ended December 28, 2002.


 /s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
February 14, 2003

                                                                  EXHIBIT 99.1
                                                                  ------------


 CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
 ---------------------------------------------------------------------------
      ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
      -----------------------------------------------------------------


      In connection with the Annual Report of Franklin Electric Co., Inc. (the "Company") on Form 10-K for the period ending December 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William H. Lawson, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   February 14, 2003
      -------------------------


       /s/ William H. Lawson
      -------------------------
William H. Lawson
Chairman, Chief Executive Officer
  and President
Franklin Electric Co., Inc.

                                                                  EXHIBIT 99.2
                                                                  ------------


 CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
 ---------------------------------------------------------------------------
      ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
      -----------------------------------------------------------------


      In connection with the Annual Report of Franklin Electric Co., Inc. (the "Company") on Form 10-K for the period ending December 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregg C. Sengstack, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   February 14, 2003
      -------------------------


       /s/ Gregg C. Sengstack
      -------------------------
Gregg C. Sengstack
Senior Vice President and Chief Financial Officer
Franklin Electric Co., Inc.

                                                                  EXHIBIT 99.3
                                                                  ------------


ADDITIONAL EXHIBITS

Forward-Looking Statements
--------------------------
Written and oral statements provided by the Company from time to time, including in the Company's annual report to shareholders and its annual report on Form 10-K and other filings under the Securities Exchange Act of 1934, may contain certain forward-looking information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in the Company's written or oral forward-looking statements as a result of various factors, including, but not limited to, the following:


     A significant decline in sales with the Company's largest two customers, each of whom represents over 10% of consolidated sales, or other significant customers.

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

     The costs and other effects of legal and administrative cases and proceedings (whether civil or criminal), settlements and investigations, claims, developments or assertions by or against the Company relating to intellectual property rights and licenses.

     The adoption of new, or changes in, accounting policies and practices.

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

     The effects of and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies and similar organizations, including, but not limited to, trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, foreign exchange rates, nationalizations and unstable governments.

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