Form 10-Q
period 2003-03-29
FRANKLIN ELECTRIC CO INC
filed 2003-05-12
CIK 38725

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q
                                 ---------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003
                               --------------

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
              YES   X                                      NO
                  -----                                       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
              YES   X                                      NO
                  -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                     OUTSTANDING AT
        CLASS OF COMMON STOCK                          MAY 9, 2003
        ---------------------                          -----------
           $.10 PAR VALUE                           10,774,400 SHARES
                                    Page 1 of 50

                          FRANKLIN ELECTRIC CO., INC.

                              Table of Contents

                                                               Page
PART I.     FINANCIAL INFORMATION                             Number
---------------------------------                             ------

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
            as of March 29, 2003
            and December 28, 2002...........................     3

            Condensed Consolidated Statements of
            Income for the Three Months
            Ended March 29, 2003 and
            March 30, 2002..................................     4

            Condensed Consolidated Statements
            Of Cash Flows for the Three Months
            Ended March 29, 2003 and
            March 30, 2002..................................     5

            Notes to Condensed Consolidated
            Financial Statements............................   6-9

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations...........................  9-11

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk...............................    11

   Item 4.  Controls and Procedures.........................    11


PART II.    OTHER INFORMATION
-----------------------------

   Item 5.  Submission of Matters to a Vote of
              Security Holders..............................    12

   Item 6.  Exhibits and Reports on Form 8-K................ 12-13



Signatures..................................................    14
----------

Certifications.............................................. 15-18
--------------

Exhibit Index...............................................    19
-------------

Exhibits.................................................... 20-50
--------

                        PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements
                         -----------------------------

                          FRANKLIN ELECTRIC CO., INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(In thousands)                               March 29,  December 28,
                                               2003         2002
                                               ----         ----
ASSETS
Current assets:
  Cash and equivalents....................  $  5,152      $ 20,133
  Receivables, less allowances of
    $1,977 and $1,907, respectively.......    30,864        31,711
  Inventories (Note 2)....................    62,240        48,268
  Other current assets (including
    deferred income taxes of $8,646
    and $8,615, respectively).............    12,506        12,897
                                            --------      --------
    Total current assets..................   110,762       113,009
Property, plant and equipment,
  net (Note 3)............................    75,165        76,033
Deferred and other assets (including
  deferred income taxes of $1,391)........    30,489        30,795
Goodwill..................................    39,343        38,746
                                            --------      --------
Total assets..............................  $255,759      $258,583
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  4,474      $  1,467
  Accounts payable........................    18,097        18,584
  Accrued expenses........................    26,387        28,484
  Income taxes............................     1,212         1,712
                                            --------      --------
    Total current liabilities.............    50,170        50,247

Long-term debt............................    31,533        25,946
Employee benefit plan obligations.........    19,687        23,988
Other long-term liabilities...............     5,310         5,264
Shareowners' equity:
  Common stock (Note 5)...................     1,073         1,082
  Additional capital......................    38,337        34,079
  Retained earnings.......................   115,619       125,308
  Loan to ESOP Trust......................      (897)       (1,130)
  Accumulated other comprehensive
    loss (Note 7).........................    (5,073)       (6,201)
                                            --------      --------
    Total shareowners' equity.............   149,059       153,138
                                            --------      --------

Total liabilities and shareowners' equity.  $255,759      $258,583
                                            ========      ========
          See Notes to Condensed Consolidated Financial Statements.

                       FRANKLIN ELECTRIC CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                 (In thousands, except per share amounts)

                                             First Quarter Ended
                                             -------------------
                                            March 29,    March 30,
                                              2003         2002
                                              ----         ----

Net sales..............................     $69,778      $68,069

Cost of sales..........................      49,963       50,218
                                            -------      -------

Gross Profit...........................      19,815       17,851

Selling and administrative expenses....      13,867       11,661
                                            -------      -------

Operating Income.......................       5,948        6,190

Interest expense.......................        (337)        (338)
Other income, net......................         136          226
Foreign exchange gain (loss)...........         451         (208)
                                            -------      -------

Income before income taxes.............       6,198        5,870

Income taxes...........................       2,170        2,188
                                            -------      -------


Net income.............................     $ 4,028      $ 3,682
                                            =======      =======


Per share data (Note 6):

  Net income per common share..........     $  0.37      $  0.34
                                            =======      =======

  Net income per common share,
    assuming dilution..................     $  0.36      $  0.32
                                            =======      =======

  Dividends per common share...........     $  0.13      $  0.12
                                            =======      =======



          See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
(In thousands)                                  First Quarter Ended
                                                -------------------
                                              March 29,      March 30,
                                                 2003          2002
                                                 ----          ----
Cash flows from operating activities:
  Net income................................   $ 4,028       $ 3,682
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization.........     3,329         3,184
      Loss on disposals of plant
        and equipment.......................       363           -
      Changes in assets and liabilities:
        Receivables.........................     1,023        (4,409)
        Inventories.........................   (13,620)       (6,269)
        Accounts payable and other accrued
          expenses..........................    (3,962)       (5,111)
        Employee benefit plan obligations...    (3,666)          109
        Other, net..........................        16          (264)
                                               -------       -------
  Net cash flows from operating activities..   (12,489)       (9,078)
                                               -------       -------
Cash flows from investing activities:
  Additions to plant and equipment..........    (1,988)       (1,078)
  Proceeds from sale of plant and equipment.       214           -
  Additions to deferred assets..............      (250)       (2,640)
  Cash paid for acquisitions,
     net of cash acquired.................         -         (17,475)
  Proceeds from maturities of marketable
    securities .............................       -           2,999
                                               -------       -------
  Net cash flows from investing activities..    (2,024)      (18,194)
                                               -------       -------
Cash flows from financing activities:
  Borrowing on long-term debt...............     5,466         8,350
  Repayment of long-term debt                     (109)          -
  Borrowing on line of credit and
    short-term borrowings...................     3,000         3,000
  Repayment of line of credit
    and short-term borrowings...............        (6)           (5)
  Proceeds from issuance of common stock....       377         1,242
  Purchases of common stock.................    (8,394)            -
  Reduction of loan to ESOP Trust...........       233           232
  Dividends paid............................    (1,396)       (1,284)
                                               -------       -------
  Net cash flows from financing activities..      (829)       11,535
                                               -------       -------

Effect of exchange rate changes on cash.....       361            57
                                               -------       -------
Net change in cash and equivalents..........   (14,981)      (15,680)
Cash and equivalents at beginning of period.    20,133        20,750
                                               -------       -------
Cash and equivalents at end of period.......   $ 5,152       $ 5,070
                                               =======       =======
          See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all accounting entries and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been included. Operating results for the first quarter ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending January 3, 2004. For further information, including a description of Franklin Electric's critical accounting policies refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 28, 2002.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                              March 29,   December 28,
                                               2003         2002
                                               ----         ----
Raw Materials........................        $16,298      $16,115
Work in Process......................          7,125        7,481
Finished Goods.......................         48,215       33,905
LIFO Reserve.........................         (9,398)      (9,233)
                                             -------      -------
Total Inventory......................        $62,240      $48,268
                                             =======      =======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In thousands)                               March 29,  December 28,
                                               2003         2002
                                               ----         ----
Land and Building....................       $ 38,137     $ 34,126
Machinery and Equipment..............        139,357      141,347
                                            --------     --------
                                             177,494      175,473
Allowance for Depreciation...........        102,329       99,440
                                            --------     --------
                                            $ 75,165     $ 76,033
                                            ========     ========

Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 2003 and 2002 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes and tax planning activities.

Note 5:  Shareowners' Equity
----------------------------

The Company had 10,727,800 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of March 29, 2003.

During the first quarter of 2003, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 165,147 shares for $8.4 million. Of these shares, 150,000 were repurchased from an officer of the Company, at a purchase price of $51.08 per share. All repurchased shares were retired.

During the first quarter, under terms of a Company stock option plan, an officer of the Company delivered 76,588 shares ($3.9 million) of Company common stock as consideration for stock issued upon the exercise of stock options. The Company recorded a $1.8 million reduction in its deferred tax liability and an increase to shareowners' equity as a result of this exercise. The shares delivered to the Company were subsequently retired.

Note 6:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:


(In thousands, except                      Three Months Ended
                                           ------------------
per share amounts)                    March 29,          March 30,
                                        2003               2002
                                        ----               ----
  Numerator:
    Net Income.....................   $ 4,028            $ 3,682
                                      =======            =======
  Denominator:
   Basic
   -----
    Weighted average common
      shares.......................    10,764             10,697

   Diluted
   -------
    Effect of dilutive securities:
        Employee and director
        stock options..............       466                684
                                      -------            -------
    Adjusted weighted average
      common shares................    11,230             11,381
                                      =======            =======
  Basic earnings per share.........   $  0.37            $  0.34
                                      =======            =======
  Diluted earnings per share.......   $  0.36            $  0.32
                                      =======            =======

Note 7:  Other Comprehensive Income
-----------------------------------

Comprehensive income is as follows:

(In thousands)                                  Three Months Ended
                                                ------------------
                                              March 29,    March 30,
                                                2003          2002
                                                ----          ----
Net income..............................       $ 4,028      $ 3,682
Other comprehensive gain (loss):
  Foreign currency translation
   adjustments..........................         1,128         (162)
                                               -------      -------
Comprehensive income, net of tax........       $ 5,156      $ 3,520
                                               =======      =======

Accumulated other comprehensive loss consists of the following:

                                              March 29,    December 28,
                                                 2003         2002
                                                 ----         ----
Cumulative translation adjustment...........   $(1,123)     $(2,251)
Minimum pension liability adjustment,
  net of tax................................    (3,950)      (3,950)
                                               -------      -------
                                               $(5,073)     $(6,201)
                                               =======      =======

Note 8:  Contingencies and Commitments
--------------------------------------

The Company provides warranties on most of its products. The warranty terms vary but are generally two years from date of manufacture or one year from date of installation. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. The Company actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The Company believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

Below is a table that shows the activity in the warranty accrual accounts:

(In Thousands)                                         Three Months Ended
                                                       ------------------
                                                       March 29   March 30
                                                         2003       2002
                                                         ----       ----
      Beginning Balance................................ $5,308    $4,970
      Accruals related to product warranties...........    912     1,002
      Reductions for payments made.....................  1,010     1,220
                                                        ------    ------
      Ending Balance................................... $5,210    $4,752
                                                        ======    ======

Note 9:  Stock-Based Compensation
---------------------------------

The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the stock at date of grant. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," and amended by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," the Company follows the disclosure requirements only of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

(In Thousands, Except                                  Three Months Ended
Per Share Amounts)                                     ------------------
                                                       March 29   March 30
                                                         2003       2002
                                                         ----       ----
Net income ..........................................   $4,028    $3,682
Deduct: Stock-based employee compensation
cost, net  of income tax.............................      442       289
                                                        ------    ------
Pro forma net income ................................   $3,586    $3,393
                                                        ======    ======
Earnings per share:
Basic - as reported..................................   $  .37    $  .34
Basic - pro forma....................................   $  .33    $  .32
Diluted - as reported................................   $  .36    $  .32
Diluted - pro forma..................................   $  .32    $  .30



Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
----------------------


Operations
----------

Net sales for the first quarter of 2003 were $69.8 million, a 2.5 percent increase from 2002 first quarter net sales of $68.1 million. Excluding the sales of Intelligent Controls, Inc. (INCON), acquired by the Company in July 2002, sales were flat to last year. Foreign currencies, particularly the euro, strengthened relative to the U.S. dollar since the first quarter of 2002. The impact of this change in exchange rates was a $3.7 million increase in the Company's reported first quarter 2003 sales from its operations outside of North America compared to the same period in 2002. In local currency terms, sales outside North America were down 4 percent as compared to the same time last year.

Cost of sales as a percentage of net sales for the first quarter of 2003 was
71.6 percent compared to 73.8 percent for the same period in 2002. The decrease is primarily the result of cost reductions, productivity improvements and other operations initiatives. Cost of sales reductions were offset in part by increased fixed costs of which $1.2 million related to the INCON acquisition.

Selling and administrative expenses were $13.9 million, compared to $11.7 million last year. The increase in selling and administrative expenses was primarily due to the INCON acquisition ($0.9 million), increases in Europe due to the rising value of the euro, and selling costs associated with new product launches.

The foreign currency based transactions for the first quarter of 2003 produced a gain of $0.5 million compared to a $0.2 million loss for the same period in 2002. The foreign currency transaction gain in 2003 was primarily the result of the strengthening of the euro relative to the U.S. dollar. The foreign currency transaction loss in 2002 was primarily due to the weakening of the euro relative to the U.S. dollar.

The effective tax rate on income before income taxes in 2003 and 2002 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes and tax planning activities.

Net income for the first quarter of 2003 was $4.0 million, or $.36 per diluted share, compared to net income of $3.7 million, or $.32 per diluted share, for the same period a year ago.

Capital Resources and Liquidity
-------------------------------

Cash and cash equivalents decreased $15.0 million during the first quarter of 2003. The principal use of cash for operating activities was the seasonal increase in inventories. Working capital decreased $2.2 million during the
first quarter of 2003.   The current ratio was 2.2 at March 30, 2003 and
December 28, 2002.

Net cash flows used in investing activities were $2.0 million and were principally used for additions to plant and equipment. The Company also purchased $8.4 million of its own common stock during the first quarter of 2003.

Critical Accounting Policies and Estimates
------------------------------------------

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition allowance for doubtful accounts, accounts receivable, inventories, recoverability of long-lived assets, intangible assets, income taxes, warranty obligations, pensions and other employee benefit plan obligations, and contingencies. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.



"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----
Any forward-looking statements contained herein involve risks and uncertainties, including, but not limited to, general economic and currency conditions, various conditions specific to the Company's business and industry, market demand, competitive factors, supply constraints, technology factors, government and regulatory actions, the Company's accounting policies, future trends, and other risks which are described in detail in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002. These risks and uncertainties may cause actual results to differ materially from those indicated by the forward-looking statements.


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


Item 4.  Controls and Procedures
--------------------------------
Within the 90 days prior to the date of this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings. Since the Evaluation Date there have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls.

                         PART II.  OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The 2003 Annual Meeting of Shareholders of the Company was held on April 25, 2003 to: 1) Elect three directors for terms expiring at the 2006 Annual Meeting of Shareholders; 2) Approve the merger of the Franklin Electric Co., Inc. Amended and Restated 1996 Nonemployee Director Stock Option Plan with and into the Franklin Electric Co., Inc. 1996 Employee Stock Option Plan; 3) Approve certain amendments to the Franklin Electric Co., Inc. Key Employee Performance Incentive Stock Plan; and 4) Ratify the appointment of Deloitte & Touche LLP as independent auditors for the 2003 fiscal year.

All of the matters submitted to a vote of shareholders were approved, as shown by the following voting results.

1) Nominees for Director            For         Withhold Authority
   ---------------------            ---         ------------------

   Jerome D. Brady               9,390,939           43,707
   Robert H. Little              9,389,916           44,730
   Patricia Schaefer             9,389,558           45,088

2) Approve merger of aforementioned Stock Option Plans

For         Against        Abstain
---         -------        -------
                                 7,425,830     1,545,587       463,229

3) Approve aforementioned amendments to Key Employee Performance Incentive Stock Plan

For         Against        Abstain
---         -------        -------
                                 7,315,902     1,652,888       465,856

4) Ratification of
     Deloitte & Touche LLP
                                    For         Against        Abstain
                                    ---         -------        -------
                                 9,374,239        46,273        14,134


Total shares represented at the Annual Meeting in person or by proxy were 9,434,646 of a total of 10,736,447 shares outstanding. This represented 87.8 percent of Company common stock and constituted a quorum. There were no broker non-votes on any of the matters submitted to a vote of shareholders.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)  Exhibits (Filed with this quarterly report)

        10.1 Franklin Electric Co., Inc. Stock Option Plan (as amended and restated effective April 25, 2003).

        10.2 Franklin Electric Co., Inc. Performance Incentive Stock Plan (as amended and restated effective April 25, 2003).
        99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C.
        Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes
        Oxley Act of 2002.

        99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C.
        Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.


   (b)  Reports on Form 8-K

        A Current Report on Form 8-K was filed with the SEC by the Company on February 3, 2003, pursuant to Item 5, to report a stock repurchase.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant




Date  May 12, 2003                By  /s/ R. Scott Trumbull
      --------------------          ---------------------------------
                                    R. Scott Trumbull, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date  May 12, 2003                By  /s/ Gregg C. Sengstack
      --------------------          ---------------------------------
                                    Gregg C. Sengstack, Senior Vice
                                    President, Chief Financial
                                    Officer and Secretary (Principal
                                    Financial and Accounting Officer)

                                CERTIFICATIONS
                                --------------

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                   ----------------------------------------

     I, R. Scott Trumbull, Chairman and Chief Executive Officer of Franklin Electric Co., Inc., certify that:

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


 Date:     May 12, 2003
           ------------------------


           /s/ R. Scott Trumbull
           ------------------------
     R. Scott Trumbull
     Chairman and Chief Executive Officer
     Franklin Electric Co., Inc.

                  CERTIFICATION OF CHIEF FINANCIAL OFFICER
                  ----------------------------------------

      I, Gregg C. Sengstack, Senior Vice President, Chief Financial Officer and Secretary of Franklin Electric Co., Inc., certify that:

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

 Date:     May 12, 2003
           ---------------------


           /s/ Gregg C. Sengstack
           ----------------------
     Gregg C. Sengstack
     Senior Vice President, Chief Financial Officer and Secretary
     Franklin Electric Co., Inc.

                         FRANKLIN ELECTRIC CO., INC.
            EXHIBIT INDEX TO THE FIRST QUARTER REPORT ON FORM 10-Q
                  FOR THE FIRST QUARTER ENDED MARCH 29, 2003

Exhibit
Number                     Description
------                     -----------

    10.1  Franklin Electric Co., Inc. Stock Option Plan
          (As amended and restated effective April 25, 2003).

    10.2  Franklin Electric Co., Inc. Performance Incentive
          Stock Plan (As amended and restated effective April
          25, 2003).

    99.1  Chief Executive Officer Certification Pursuant to 18 U.S.C.
          Section 1350 As Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

    99.2  Chief Financial Officer Certification Pursuant to 18 U.S.C.
          Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                 EXHIBIT 10.1




                         FRANKLIN ELECTRIC CO., INC.
                              STOCK OPTION PLAN
              (AS AMENDED AND RESTATED EFFECTIVE APRIL 25, 2003)






























z

                          TABLE OF CONTENTS                      PAGE

ARTICLE 1.  AMENDMENT AND RESTATEMENT..............................22
ARTICLE 2.  DEFINITIONS............................................22
ARTICLE 3.  ADMINISTRATION.........................................25
ARTICLE 4.  SHARES SUBJECT TO THE PLAN AND MAXIMUM AWARDS..........26
ARTICLE 5.  ELIGIBILITY AND PARTICIPATION..........................27
ARTICLE 6.  STOCK OPTIONS..........................................27
ARTICLE 7.  TANDEM STOCK APPRECIATION RIGHTS.......................29
ARTICLE 8.  BENEFICIARY DESIGNATION................................30
ARTICLE 9.  RIGHTS OF EMPLOYEES AND NONEMPLOYEE DIRECTORS..........31
ARTICLE 10. CHANGE IN CONTROL......................................31
ARTICLE 11. AMENDMENT, MODIFICATION, AND TERMINATION...............31
ARTICLE 12. WITHHOLDING............................................32
ARTICLE 13. INDEMNIFICATION........................................32
ARTICLE 14. SUCCESSORS.............................................33
ARTICLE 15. LEGAL CONSTRUCTION.....................................33
ARTICLE 16. PLAN PROVISIONS APPLICABLE TO GRANTS MADE UNDER THE
            NONEMPLOYEE DIRECTOR OPTION PLAN.......................33

                         FRANKLIN ELECTRIC CO., INC.
                                 STOCK OPTION
              (AS AMENDED AND RESTATED EFFECTIVE APRIL 25, 2003)

                                  ARTICLE 1.
                          AMENDMENT AND RESTATEMENT
      1.1   AMENDMENT AND RESTATEMENT.  Franklin Electric Co., Inc., an
Indiana corporation (the "Company") established the Franklin Electric Co., Inc. 1996 Employee Stock Option Plan (the "Employee Option Plan"), effective as of July 1, 1995, and the Franklin Electric Co., Inc. Amended and Restated 1996 Nonemployee Director Stock Option Plan (the "Nonemployee Director Option Plan"), effective as of February 11, 2000. The Company hereby amends and restates the Employee Option Plan to (i) merge the Nonemployee Director Option Plan into the amended and restated Employee Option Plan, (ii) change the name of the Employee Option Plan to the "Franklin Electric Co., Inc. Stock Option Plan" (the "Plan"), and (iii) make other desired changes as provided herein.
      The amendment and restatement of the Employee Option Plan, as reflected herein, was adopted by the Board of Directors on December 13, 2002 and, subject to approval of the shareholders of the Company at the 2003 annual meeting of shareholders, shall become effective on April 25, 2003 (the "Effective Date"). The amendment and restatement of the Employee Option Plan, as reflected herein, shall be null and void if shareholder approval is not obtained.
      1.2 OBJECTIVES OF THE PLAN. The objectives of the Plan are to: (i) optimize the profitability and growth of the Company through incentives which are consistent with the Company's goals and which link and align the personal interests of Participants to those of the Company's shareholders, (ii) provide Participants with an incentive for excellence in individual performance, (iii) promote teamwork among Participants, and (iv) aid the Company in attracting and retaining Participants who make significant contributions to the Company's success.
      1.3 DURATION OF THE PLAN. The Plan shall be effective on the Effective Date, as described in Section 1.1 herein, and shall remain in effect, subject to the right of the Board of Directors to amend or terminate the Plan at any time pursuant to Article 11 herein, until all Shares subject to it shall have been purchased or acquired according to the Plan's provisions. However, in no event may an Award be granted under the Plan on or after June 30, 2005.

                                  ARTICLE 2.
                                 DEFINITIONS
      Whenever used in the Plan, the following terms shall have the meanings set forth below, and when the meaning is intended, the initial letter of the word shall be capitalized:

      2.1 "AWARD" means a grant of Nonqualified Stock Options or Tandem SARs under this Plan.
      2.2 "AWARD AGREEMENT" means an agreement entered into by the Company and each Participant setting forth the terms and provisions applicable to Awards granted under this Plan.
      2.3 "BENEFICIAL OWNER" or "Beneficial Ownership" shall have the meaning ascribed to such term in Rule 13d-3 of the General Rules and Regulations under the Exchange Act.
      2.4 "BOARD" or "BOARD OF DIRECTORS" means the Board of Directors of the Company.
      2.5 "CHANGE IN CONTROL" of the Company shall be deemed to have occurred if the conditions set forth in any one or more of the following paragraphs shall have been satisfied:
      (i) Any Person (other than the Person in control of the Company on the Effective Date, or other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of Shares of the Company), is or becomes the Beneficial
Owner, directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities; or
      (ii) The election to the Board of Directors of the Company, without the recommendation or approval of a majority of the incumbent Board of Directors, of the lesser of (a) three directors, or (b) directors constituting a majority of the numbers of directors then in office; or
      (iii) The shareholders of the Company approve (a) a plan of complete liquidation of the Company; or (b) an agreement for the sale or disposition of all or substantially all the Company's assets; or
(c) a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the combined voting securities of the Company (or such surviving entity) outstanding immediately after such merger or consolidation.
However, in no event shall a Change in Control be deemed to have occurred, with respect to a Participant, if that Participant is part of a purchasing group which consummates the Change-in-Control transaction.
A Participant shall be deemed "part of a purchasing group" for purposes of the preceding sentence if the Participant is an equity participant or has agreed to become an equity participant in the purchasing company or group (except for (i) passive ownership of less than 3% of the Shares of the purchasing company; or (ii) ownership of equity participation in the purchasing company or group which is otherwise not deemed to be significant, as determined prior to the Change in Control by a majority of the disinterested Directors).

      2.6 "CODE" means the Internal Revenue Code of 1986, as amended from time to time.
      2.7 "COMMITTEE" means the Stock Option Committee of the Board, as specified in Article 3 herein, or such other Committee appointed by the Board to administer the Plan with respect to grants of Awards.
      2.8 "COMPANY" means Franklin Electric Co., Inc., an Indiana corporation, and the Company's subsidiaries, as well as any successor to any of such entities as provided in Article 14 herein.
      2.9 "DIRECTOR" means any individual who is a member of the Board of Directors of the Company.
      2.10 "DISABILITY" means a permanent and total disability, within the meaning of Code Section 22(e)(3), as determined by the Board in good faith.
      2.11  "EFFECTIVE DATE" shall have the meaning ascribed to such term in
Section 1.1 hereof.
      2.12 "EMPLOYEE" means any employee of the Company. Nonemployee Directors shall not be considered Employees under this Plan unless specifically designated otherwise.
      2.13 "EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended from time to time, or any successor act thereto.
      2.14 "FAIR MARKET VALUE" means the closing sale price of a Share on the principal securities exchange on which the Shares are publicly traded, or if there is no such sale on the relevant date, then on the last previous day on which a sale was reported.
      2.15 "INSIDER" shall mean an individual who is, on the relevant date, an officer, director or ten percent (10%) beneficial owner of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act, all as defined under Section 16 of the Exchange Act.
      2.16 "NAMED EXECUTIVE OFFICER" means a Participant who, as of the date of vesting and/or payout of an Award, as applicable, is one of the group of "covered employees," as defined in Code Section 162(m) or the regulations promulgated thereunder, or any successor statute.
      2.17 "NONEMPLOYEE DIRECTOR" means an individual who is a member of the Board of Directors of the Company but is not an Employee of the Company.
      2.18 "NONEMPLOYEE DIRECTOR OPTION PLAN" means the Franklin Electric Co., Inc. Amended and Restated 1996 Nonemployee Director Stock Option Plan which, pursuant to Section 1.1 of the Plan, will be merged into the Plan.
      2.19 NONQUALIFIED STOCK OPTION" or "NQSO" means an option to purchase Shares granted under Article 6 herein and which is not intended to meet the requirements of Code Section 422.

      2.20  "OPTION" means a Nonqualified Stock Option granted under this
Plan.
      2.21 "OPTION PRICE" means the price at which a Share may be purchased by a Participant pursuant to an Option.
      2.22 "PARTICIPANT" means an Employee or a Nonemployee Director who has outstanding an Award granted under the Plan.
      2.23  "PERFORMANCE-BASED EXCEPTION" means the performance-based
exception   from the tax deductibility limitations of Code Section 162(m).
      2.24  "PERSON" shall have the meaning ascribed to such term in Section 3
(a) (9) of the Exchange Act and used in Sections 13(d) and 14(d) thereof, including a "group" as defined in Section 13(d) thereof.
      2.25  "SHARES" means the $10 par value common stock of the Company.
      2.26 "SUBSIDIARY" means any corporation, partnership, joint venture, affiliate, or other entity in which the Company has a majority voting interest, and which the Committee designates as a participating entity in the Plan.
      2.27 "TANDEM SAR" or "SAR" means an Award that is granted in connection with a related Option pursuant to Article 7 herein, the exercise of which shall require forfeiture of the right to purchase a Share under the related Option (and when a Share is purchased under the Option, the Tandem SAR shall similarly be canceled).

                                  ARTICLE 3.
                                ADMINISTRATION
      3.1 THE COMMITTEE. The Plan shall be administered by the Stock Option Committee of the Board, or by any other Committee appointed by the Board consisting of not less than two (2) Nonemployee Directors who fulfill the requirements for an exempt grant transaction under Rule 16b-3 of the Exchange Act, and who are "outside directors" within the meaning of Code Section 162(m) and regulations thereunder. The members of the Committee shall be appointed from time to time by, and shall serve at the discretion of, the Board of Directors.
      The Committee shall be comprised solely of Nonemployee Directors who are eligible to administer the Plan pursuant to Rule 16b-3 of the Exchange Act and Code Section 162(m) and regulations thereunder. However, if for any reason the Committee does not qualify to administer the Plan as contemplated by Rule 16b-3 of the Exchange Act and Code Section 162(m) and regulations thereunder, the Board of Directors may appoint a new Committee so as to comply with Rule 16b-3 and Code Section 162(m) and regulations thereunder.

      3.2 AUTHORITY OF THE COMMITTEE. Except as limited by law or by the Certificate of Incorporation or Bylaws of the Company, and subject to the provisions herein, the Committee shall have full power to select Employees and Nonemployee Directors who shall participate in the Plan; determine the terms and conditions of Awards in a manner consistent with the Plan; construe and interpret the Plan and any agreement or instrument entered into under the Plan; establish, amend, or waive rules and regulations for the Plan's administration; and (subject to the provisions of Article 11 herein) amend the terms and conditions of any outstanding Award to the extent such terms and conditions are within the discretion of the Committee as provided in the Plan. Further, the Committee shall make all other determinations which may be necessary or advisable for the administration of the Plan. As permitted by law, the Committee may delegate its authority as identified herein.
      The Committee shall keep minutes of its meetings. A majority of the Committee shall constitute a quorum, and only the acts of a majority of the members present at any meeting at which a quorum is present, or acts approved in writing by a majority of the Committee, shall be valid acts of the Committee.
      3.3 DECISIONS BINDING. All determinations and decisions made by the Committee pursuant to the provisions of the Plan and all related orders and resolutions of the Board shall be final, conclusive and binding on all persons, including the Company, its stockholders, Employees, Nonemployee Directors, Participants, and their estates and beneficiaries.

                                  ARTICLE 4.
                SHARES SUBJECT TO THE PLAN AND MAXIMUM AWARDS
      4.1 NUMBER OF SHARES AVAILABLE FOR GRANTS. Prior to the Effective Date, there were (i) six hundred thousand (600,000) Shares reserved for issuance upon the exercise of Options granted under the Nonemployee Director Option Plan, of which three hundred thirty-four thousand (334,000) shares remained available for grants as of February 28, 2003, and (ii) one million two hundred thousand (1,200,000) Shares reserved for issuance under the Employee Option Plan, of which twenty-seven thousand three hundred (27,300) Shares remained available for grants as of February 28, 2003. From and after the Effective Date and subject to adjustment as provided in Section 4.2, the total number of Shares hereby reserved for issuance upon the exercise of Options granted under the Plan shall be one million eight hundred thousand (1,800,000), of which three hundred sixty-one thousand three hundred (361,300) Shares remained available for grants as of February 28, 2003. If any Option granted hereunder shall expire or terminate for any reason without having been exercised in full, the unpurchased Shares subject thereto shall again be available for issuance under this Plan.
Unless and until the Committee determines that an Award to a Named Executive Officer shall not be designed to comply with the Performance-Based Exception, the maximum aggregate number of Options and Tandem SARs that may be granted or that may vest, as applicable, pursuant to any Award held by any Named Executive Officer shall be six hundred thousand (600,000) during the term of the Plan.

      4.2 ADJUSTMENTS IN AUTHORIZED SHARES. In the event of any change in corporate capitalization, such as a stock split, or a corporate transaction, such as any merger, consolidation, separation, including a spin-off, or other distribution of stock or property of the Company, any reorganization (whether or not such reorganization comes within the definition of such term in Code
Section 368) or any partial or complete liquidation of the Company, such adjustment shall be made in the number and class of Shares available for issuance and in the number and class of and/or price of Shares subject to outstanding Awards granted under the Plan, as may be determined to be appropriate and equitable by the Committee, in its sole discretion, to prevent dilution or enlargement of rights; provided, however, that the number of Shares subject to any Award shall always be a whole number.

                                  ARTICLE 5.
                        ELIGIBILITY AND PARTICIPATION
      5.1   ELIGIBILITY.  Persons eligible to participate in this Plan include
(i) all officers and key employees of the Company who, in the opinion of the Committee, are materially responsible for the management, growth, and protection of all or a material part of the business or major product lines or major functions of the Company or its Subsidiaries, and (ii) all Nonemployee Directors of the Company who, in the opinion of the Committee, have performed services on the Board warranting the grant of Awards under the Plan.
      5.2 ACTUAL PARTICIPATION. Subject to the provisions of the Plan, the Committee may, from time to time, select from all eligible Employees and Nonemployee Directors, those to whom Awards shall be granted and shall determine the nature and amount of each Award.

                                  ARTICLE 6.
                                STOCK OPTIONS
      6.1   GRANT OF OPTIONS.  Subject to the terms and provisions of the
Plan, Options may be granted to one or more Participants in such number, and upon such terms, and at any time and from time to time as shall be determined by the Committee.
      6.2 AWARD AGREEMENT. Each Option grant shall be evidenced by an Award Agreement that shall specify the Option Price, the duration of the Option, the number of Shares to which the Option pertains, and such other provisions as the Committee shall determine.
      6.3 OPTION PRICE. Unless otherwise designated by the Committee at the time of grant, the Option Price for each grant of an Option under this Plan shall be equal to one hundred percent (100%) of the Fair Market Value of a Share on the date the Option is granted; provided, however, that the Option Price designated by the Committee shall be at least equal to fifty percent (50%) of the Fair Market Value of a Share on the date the Option is granted.

      6.4 DURATION OF OPTIONS. Each Option granted to a Participant shall expire at such time as the Committee shall determine at the time of grant; provided, however, that unless otherwise designated by the Committee at the time of grant, no Option shall be exercisable later than the tenth (10th) anniversary date of its grant.
      6.5 EXERCISE OF OPTIONS. Options granted under this Article 6 shall be exercisable at such times and be subject to such restrictions and conditions as are set forth in the applicable Award Agreement, which need not be the same for each grant or for each Participant.
      6.6 PAYMENT. OPTIONS GRANTED under this Article 6 shall be exercised by the delivery of a written notice of exercise to the Company, setting forth the number of Shares with respect to which the Option is to be exercised, accompanied by full payment for the Shares.
      The Option Price upon exercise of any Option shall be payable to the Company in full either: (a) in cash or its equivalent, or (b) by tendering previously acquired Shares having an aggregate Fair Market Value at the time of exercise equal to the total Option Price (provided that the Shares which are tendered must have been held by the Participant for at least six (6) months prior to their tender to satisfy the Option Price).
      As soon as practicable after receipt of a written notification of exercise and full payment, the Company shall deliver to the Participant, in the Participant's name, Share certificates in an appropriate amount based upon the number of Shares purchased under the Option(s).
      In the event that a Tandem SAR is granted with an Option, the exercise of such related Option shall cause the surrender of the right to exercise the equivalent portion of the related Tandem SAR.
      6.7 RESTRICTIONS ON SHARE TRANSFERABILITY. The Committee may impose such restrictions on any Shares acquired pursuant to the exercise of an Option granted under this Article 6 as it may deem advisable, including, without limitation, restrictions under applicable Federal securities laws, under the requirements of any stock exchange or market upon which such Shares are then listed and/or traded, and under any blue sky or state securities laws applicable to such Shares.
      6.8 TERMINATION OF EMPLOYMENT OR SERVICE ON THE BOARD. Unless otherwise determined by the Committee, in the event a Participant's employment with the Company and/or its Subsidiaries, or service on the Board, is terminated due to death or Disability, all of his or her Options shall immediately become fully vested on the date of termination and shall be exercisable for the lesser of two (2) years following the date of termination or the expiration date of the Options.
      Unless otherwise determined by the Committee, in the event a Participant's employment with the Company and/or its Subsidiaries or service on the Board is terminated for any reason other than death or Disability, all of his or her Options which are unvested at the date of termination shall be forfeited to the Company; and his or her Options which are vested at the date of termination shall be exercisable for the lesser of six (6) months following the date of termination or the expiration date of the Options.

      6.9 NONTRANSFERABILITY OF OPTIONS. Except as otherwise provided in a Participant's Award Agreement, no Option granted under this Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, except as otherwise provided in a Participant's Award Agreement, all NQSOs granted to a Participant under this Article 6 shall be exercisable during his or her lifetime only by such Participant.

                                 ARTICLE 7
                      TANDEM STOCK APPRECIATION RIGHTS
      7.1 GRANT OF TANDEM SARs. Subject to the terms and conditions of the Plan, Tandem SARs may be granted to Participants at any time and from time to time as shall be determined by the Committee. Subject to the terms and conditions of the Plan, the Committee shall have complete discretion in determining the number of Tandem SARs granted to each Participant (provided, however, that in no event shall the number of Tandem SARs granted exceed the number of related Options) and, in determining the terms and conditions pertaining to such Tandem SARs. The grant price of Tandem SARs shall equal the Option Price of the related Option.
      7.2 EXERCISE OF TANDEM SARs. Tandem SARs may be exercised for all or part of the Shares subject to the related Option upon the surrender of the right to exercise the equivalent portion of the related Option. A Tandem SAR may be exercised only with respect to the Shares for which its related Option is then exercisable.
      7.3 TANDEM SAR AGREEMENT. Each Tandem SAR grant shall be evidenced by an Award Agreement that shall specify the grant price, the term of the Tandem SAR, and such other provisions as the Committee shall determine.
      7.4 TERM OF TANDEM SARs. The term of Tandem SARs granted under the Plan shall be determined by the Committee, in its sole discretion; provided, however, that unless otherwise designated by the Committee, such term shall not exceed the term of the related Option.
      7.5 PAYMENT OF TANDEM SAR AMOUNT. Upon exercise of a Tandem SAR, a Participant shall be entitled to receive payment from the Company in an amount determined by multiplying:
      (a) The difference between the Fair Market Value of a Share on the date of exercise over the grant price; by
      (b) The number of Shares with respect to which the Tandem SAR is exercised.
      At the election of Participant and upon approval by the Committee, the payment upon Tandem SAR exercise may be in cash, in Shares of equivalent value, or in any combination thereof.

      7.6 RULE 16b-3 REQUIREMENTS. Notwithstanding any other provision of the Plan, the Committee may impose such conditions on exercise of a Tandem SAR (including, without limitation, the right of the Committee to limit the time of exercise to specified periods) as may be required to satisfy the requirements of Section 16 of the Exchange Act (or any successor rule).
      7.7 TERMINATION OF EMPLOYMENT OR SERVICE ON THE BOARD. Unless otherwise determined by the Committee, in the event a Participant's employment with the Company and/or its Subsidiaries, or service on the Board, is terminated due to death or Disability, all of his or her Tandem SARs shall immediately become fully vested on the date of termination and shall be exercisable for the lesser of two (2) years following the date of termination or the expiration date of the Tandem SARs.
      Unless otherwise determined by the Committee, in the event a Participant's employment with the Company and/or its Subsidiaries, or service on the Board, is terminated for any reason other than death or Disability, all of his or her Tandem SARs which are unvested at the date of termination shall be forfeited to the Company; and his or her Tandem SARs which are vested at the date of termination shall be exercisable for the lesser of six (6) months following the date of termination or the expiration date of the Tandem SARs.
      7.8 NONTRANSFERABILITY OF TANDEM SARs. Except as otherwise provided in a Participant's Award Agreement, no Tandem SAR granted under the Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, except as otherwise provided in a Participant's Award Agreement, all Tandem SARs granted to a Participant under the Plan shall be exercisable during his or her lifetime only by such Participant.
                                  ARTICLE 8.
                           BENEFICIARY DESIGNATION
      Each Participant under the Plan may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under the Plan is to be paid in case of his or her death before he or she receives any or all of such benefit. Each such designation shall revoke all prior designations by the same Participant, shall be in a form prescribed by the Company, and will be effective only when filed by the Participant in writing with the Company during the Participant's lifetime, In the absence of any such designation or if all beneficiaries predecease the Participant, benefits remaining unpaid at the Participant's death shall be paid to the Participant's estate.

                                  ARTICLE 9.
                RIGHTS OF EMPLOYEES AND NONEMPLOYEE DIRECTORS
      9.1 EMPLOYMENT AND SERVICE ON THE BOARD. Nothing in the Plan shall interfere with or limit in any way the right of the Company to terminate any Participant's employment or service on the Board at any time, nor confer upon any Participant any right to continue in the employ of the Company or continue to serve on the Board.
      For purposes of this Plan, a transfer of a Participant's employment between the Company and a Subsidiary, or between Subsidiaries, shall not be deemed to be a termination of employment. Upon such a transfer, the Committee may make such adjustments to outstanding Awards as it deems appropriate to reflect the changed reporting relationships.
      9.2 PARTICIPATION. No Participant shall have the right to be selected to receive an Award under this Plan, or, having been so selected, to be selected to receive a future Award.

                                  ARTICLE 10.
                              CHANGE IN CONTROL
      10.1 TREATMENT OF OUTSTANDING AWARDS. Upon the occurrence of a Change in Control, unless otherwise specifically prohibited under applicable laws, or by the rules and regulations of any governing governmental agencies or national securities exchanges, any and all Options and Tandem SARs granted hereunder shall become immediately exercisable, and shall remain exercisable throughout their entire term.
      10.2 TERMINATION, AMENDMENT, AND MODIFICATIONS OF CHANGE-IN-CONTROL Provisions. Notwithstanding any other provision of this Plan or any Award Agreement provision, the provisions of this Article 10 may not be terminated, amended, or modified to affect adversely any Award theretofore granted under the Plan without the prior written consent of the Participant with respect to said Participant's outstanding Awards.
                                  ARTICLE 11.
                     AMENDMENT, MODIFICATION, AND TERMINATION
      11.1 AMENDMENT, MODIFICATION, AND TERMINATION. The Board may at any time and from time to time, alter, amend, suspend or terminate the Plan in whole or in part; provided, however, that no amendment which fails to comply with the exemptions available under Rule 16b-3 of the Exchange Act, including any successor to such Rule, shall be effective.
      The Committee shall not have the authority to cancel outstanding Awards and issue substitute Awards in replacement thereof.
      11.2 AWARDS PREVIOUSLY GRANTED. Unless required by law, no termination, amendment, or modification of the Plan shall adversely affect in any material way any Award previously granted under the Plan, without the written consent of the Participant holding such Award.

      11.3  COMPLIANCE WITH CODE SECTION 162(m).  At all times when Code
Section 162(m) is applicable, all Awards granted under this Plan shall comply with the Performance-Based Exception requirements of Code Section 162(m) and regulations thereunder; provided, however, that in the event the Committee determines that such compliance is not desired with respect to any Award or Awards available for grant under the Plan, then compliance with Code Section 162(m) and regulations thereunder will not be required. In addition, in the event that changes are made to Code Section 162(m) and regulations thereunder to permit greater flexibility with respect to any Award or Awards available under the Plan, the Committee may, subject to this Article 11, make any adjustments it deems appropriate.

                                  ARTICLE 12.
                                 WITHHOLDING
      12.1 TAX WITHHOLDING. The Company shall have the power and the right to deduct or withhold, or require a Participant to remit to the Company, an amount sufficient to satisfy federal, state, and local taxes, domestic or foreign, required by law or regulation to be withheld with respect to any taxable event arising as a result of this Plan.
      12.2 SHARE WITHHOLDING. With respect to withholding required upon the exercise of Options or Tandem SARs, Participants may elect, subject to the approval of the Committee, to satisfy the withholding requirement, in whole or in part, by having the Company withhold Shares having a Fair Market Value on the date the tax is to be determined equal to the minimum statutory total tax which could be imposed on the transaction. All such elections shall be irrevocable, made in writing, signed by the Participant, and shall be subject to any restrictions or limitations that the Committee, in its sole discretion, deems appropriate.


                                  ARTICLE 13.
                               INDEMNIFICATION
      Each person who is or shall have been a member of the Committee, or of the Board, shall be indemnified by the Company against and from any loss, cost, liability, or expense that may be imposed upon or reasonably incurred by him or her in connection with or resulting from any claim, action, suit, or proceeding to which he or she may be a party or in which he or she may be involved by reason of any action taken or failure to act under the Plan. Such person shall be indemnified by the Company for all amounts paid by him or her in settlement thereof, with the Company's approval, or paid by him or her in satisfaction of any judgment in any such action, suit, or proceeding against him or her, provided he or she shall give the Company an opportunity, at its own expense, to handle and defend the same before he or she undertakes to handle and defend it on his or her own behalf. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such persons may be entitled under the Company's Articles of Incorporation or Bylaws, as a matter of law, or otherwise, or any power that the Company may have to indemnify them or hold them harmless.

                                  ARTICLE 14.
                                  SUCCESSORS
      All obligations of the Company under the Plan with respect to Awards granted hereunder shall be binding on any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company.

                                  ARTICLE 15.
                              LEGAL CONSTRUCTION
      15.1  GENDER AND NUMBER.  Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine; the plural shall include the singular and the singular shall include the plural.
      15.2 SEVERABILITY. In the event any provision of the Plan shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.
      15.3 REQUIREMENTS OF LAW. The granting of Awards and the issuance of Shares under the Plan shall be subject to all applicable laws, rules, and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.
      15.4 GOVERNING LAW. To the extent not preempted by Federal law, the Plan, and all agreements hereunder, shall be construed in accordance with and governed by the laws of the State of Indiana.

                                  ARTICLE 16.
       PLAN PROVISIONS APPLICABLE TO GRANTS MADE UNDER THE NONEMPLOYEE
                             DIRECTOR OPTION PLAN
As provided in Section 1.1 of the Plan, the Nonemployee Director Option Plan shall be merged into the Plan effective as of the Effective Date. Each Award granted under the Nonemployee Director Option Plan prior to the Effective Date shall be assumed by the Plan. Notwithstanding any provisions in the Plan to the contrary, all Awards granted under the Nonemployee Director Option Plan prior to the Effective Date shall be subject to the terms of this Article 16 and the terms of the Plan to the extent such terms are not inconsistent with this Article 16.

      16.1  DEFINITIONS.
      (i)  "Board" or "Board of Directors" means the Board of Directors of the Company, and includes any committee of the Board of Directors designated by the Board to administer part or all of the
Nonemployee Director Option Plan.
      (ii) "Nonemployee Director" means any individual who was a member of theBoard of Directors of the Company, but was not, as of the date of the grant of an Option, an Employee of the Company.
      (iii) "Option" means a grant of Nonqualified Stock Options under the Nonemployee Director Option Plan prior to the Effective Date.
      16.2 ADMINISTRATION BY THE BOARD. The Board shall have the full power, discretion and authority to interpret and administer the Options in a manner which is consistent with the provisions of this Article 16.
      16.3 GRANTS OF OPTIONS. Prior to the Effective Date, and subject to the limitation on the number of Shares contained in the Nonemployee Director Option Plan, each person who was a Nonemployee Director following each Annual Meeting of the Shareholders was automatically granted an Option to purchase
ten thousand (10,000) Shares.   Other than these automatic grants of Options,
no additional Options were granted under the Nonemployee Director Option Plan. On and after the Effective Date there will be no automatic grants of Options to Nonemployee Directors under the Plan or the Nonemployee Director Option Plan that was merged into the Plan. All grants of Options to Nonemployee Directors under the Plan will be made pursuant to Section 6.1 above.
      16.4 AWARD AGREEMENT. Each Option granted under the Nonemployee Director Option Plan is evidenced by an Award Agreement that specifies the Option Price, the duration of the Option, and the number of Shares available for purchase under the Option as set forth in this Article 16.
      16.5 OPTION PRICE. The Option Price per Share available for purchase under an Option was equal to the Fair Market Value of such Share on the date the Option was granted.
      16.6 DURATION OF OPTIONS. Each Option shall expire on the tenth (10th) anniversary date of its grant.
      16.7 VESTING OF SHARES SUBJECT TO OPTION. Nonemployee Directors shall be entitled to exercise Options at any time and from time to time, within the time period beginning one (1) year after grant of the Options, and ending ten
(10) years after grant of the Options, and according to the following vesting schedule: one-third of the Options shall vest on each of the first, second, and third anniversaries of the date of grant of the Options.
      16.8 PAYMENT. A Nonemployee Director may exercise an Option by delivery of a written notice, specifying the number of Shares with respect to which the Option is being exercised, accompanied by payment in full of the Option Price of any Shares to be purchased (in the form of a cashier's or certified check). No Shares shall be issued upon exercise of an Option until full payment has been made therefor. Notwithstanding the preceding sentence, the Board may permit a Nonemployee Director to pay the Option Price of the Shares to be purchased (i) in Shares valued at their Fair Market Value at the date of exercise, (ii) by agreeing to surrender Options then exercisable by him or her valued at the excess of the aggregate Fair Market Value of the Shares subject to such Options on the date of exercise over the aggregate Option Price of such Shares, (iii) by directing the Company to withhold such number of Shares otherwise issuable upon exercise of such Options having an aggregate Fair Market Value on the date of exercise equal to the Option Price of the Option, or (iv) by such other medium of payment as the Board, in its discretion, shall authorize, or by any combination of the aforementioned methods of payment. Shares issued upon exercise of an Option shall be issued only in the name of the Nonemployee Director. All notices shall be delivered to the Secretary of the Company and shall become effective when received.

      16.9 TERMINATION OF SERVICE ON BOARD OF DIRECTORS DUE TO DEATH OR DISABILITY. In the event the service of a Nonemployee Director on the Board is terminated by reason of death, Disability, or retirement on or after attaining the age of seventy (70), any outstanding Options granted to that Nonemployee Director that are not exercisable as of the date of death (or as of the date that the definition of Disability is satisfied, or the date of retirement, as applicable) shall immediately become exercisable.

      To the extent an Option is exercisable by reason of death, as of the date that the definition of Disability is satisfied, or retirement on or after attaining the age of seventy (70) as applicable, such Option shall remain exercisable at any time prior to its expiration date, or for two (2) years after the date of death, or the date that the definition of Disability is satisfied, or the date of retirement, as applicable, whichever period is shorter, by the Nonemployee Director or such person or persons as shall have been named as the Nonemployee Director's legal representative or beneficiary, or by such persons that have acquired the Nonemployee Directors' rights under the Option by will or by the laws of descent and distribution.
      16.10 TERMINATION OF SERVICE ON BOARD OF DIRECTORS FOR OTHER REASONS. If the service of the Nonemployee Director on the Board shall terminate for any reason other than for death, Disability, or retirement on or after attaining the age of seventy (70), any outstanding Options held by the Nonemployee Director that are not exercisable as of the date of termination immediately shall be forfeited to the Company (and shall once again become available for grant under the Plan). To the extent an Option is exercisable as of the date of termination of the Nonemployee Director's service on the Board, it shall remain exercisable at any time prior to its expiration date, or for six (6) months after the date the Nonemployee Director's service on the Board terminates, whichever period is shorter.
      16.11 NONTRANSFERABILITY OF OPTIONS. No Option granted under the Nonemployee Director Option Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, all Options granted to a Nonemployee Director under the Nonemployee Director Option Plan shall be exercisable during his or her lifetime only by such Nonemployee Director.
      Notwithstanding the preceding provisions of this Section, a Nonemployee Director, at any time prior to his or her death, may assign all or any portion of an Option granted to him or her to (i) his or her spouse or lineal descendant, (ii) the trustee of a trust established for the primary benefit of his or her spouse or lineal descendant, (iii) a partnership of which his or her spouse and lineal descendants are the only partners, or (iv) a tax-exempt organization as described in Section 501(c)(3) of the Code. In such event, the spouse, lineal descendants, trustee, partnership or tax-exempt organization, will be entitled to all the rights of the Nonemployee Director with respect to the assigned portion of such Option, and such portion of the Option will continue to be subject to all of the terms, conditions and restrictions applicable to the Option as set forth herein immediately priorto the effective date of the assignment. Any such assignment will be permitted only if (i) the Nonemployee Director does not receive any consideration therefor, and (ii) the assignment is expressly approved by the Board. Any such assignment shall be evidenced by an appropriate written document executed by the Nonemployee Director and a copy thereof shall be delivered to the Board on or prior to the effective date of the assignment.

                                EXHIBIT 10.2




                         FRANKLIN ELECTRIC CO., INC.

                       PERFORMANCE INCENTIVE STOCK PLAN

              (AS AMENDED AND RESTATED EFFECTIVE APRIL 25, 2003)

                        TABLE OF CONTENTS                        PAGE

SECTION 1.  AMENDMENT AND RESTATEMENT..............................39
SECTION 2.  DEFINITIONS............................................40
SECTION 3.  ELIGIBILITY AND PARTICIPATION..........................42
SECTION 4.  ADMINISTRATION.........................................42
SECTION 5.  STOCK SUBJECT TO PLAN..................................43
SECTION 6.  TERMINATION OF THE PLAN................................43
SECTION 7.  RESTRICTED STOCK.......................................44
SECTION 8.  RIGHTS OF EMPLOYEES AND NONEMPLOYEE DIRECTORS..........46
SECTION 9.  MERGER, CONSOLIDATION, OR ACQUISITION..................47
SECTION 10. AMENDMENT AND TERMINATION..............................47
SECTION 11. TAXWITHHOLDING.........................................47
SECTION 12. GOVERNING LAW..........................................48
SECTION 13. EXPENSE OF PLAN........................................48
SECTION 14. RESTRICTED STOCK AGREEMENT.............................48

                         FRANKLIN ELECTRIC CO., INC.
                       PERFORMANCE INCENTIVE STOCK PLAN
              (AS AMENDED AND RESTATED EFFECTIVE APRIL 25, 2003)

                                   PREAMBLE
Employees of Franklin Electric Co., Inc., an Indiana corporation (the "Company"), who are from time to time materially responsible for the management, growth and protection of a material part or all of the business or major product lines or major functions of the Company, and Nonemployee Directors of the Company who have performed services on the Board warranting the grant of Restricted Stock under the Franklin Electric Co., Inc. Performance Incentive Plan, as amended and restated herein (the "Plan"), are eligible to be granted Restricted Stock as Participants under the Plan.
At the time of the grant a Committee of the Board of Directors will establish at least two criteria for Participants to earn the shares granted. First, the Committee will establish a Restriction Period. Second, the Committee will also set Performance Objectives to be achieved during the Restriction Period. These Performance Objectives will be based on financial and other metrics that are recognized as measures of the enhancement of shareholder value.
At the end of a Restriction Period, the Committee, in its discretion, shall determine (i) whether and to what extent the Company has achieved the Performance Objectives and satisfied any other terms, conditions or restrictions established for the Restriction Period, and (ii) the number of Shares of Restricted Stock with respect to which the restrictions imposed should lapse.
If at the end of the Restriction Period the Committee determines that the Company failed to achieve the Performance Objectives or otherwise failed to satisfy any other restrictions, terms or conditions set by the Committee, then to the extent provided in the Restricted Stock Agreement or otherwise by the Committee, the Shares of Restricted Stock shall be forfeited by the Participant and returned to the Company, and all rights of the Participant in such Shares shall terminate without any further obligation on the part of the Company.

                                  SECTION 1.
                           AMENDMENT AND RESTATEMENT
1.1 AMENDMENT AND RESTATEMENT. The Company established the Franklin Electric Co., Inc. Key Employee Performance Incentive Stock Plan (the "Employee Plan"), effective April 14, 2000. The Company hereby amends and restates the Employee Plan to (i) authorize participation by Nonemployee Directors, (ii) change the name of the Employee Plan to the "Franklin Electric Co., Inc. Performance Incentive Stock Plan," and (iii) make other desired changes as provided herein.

1.2 PURPOSE. The purposes of the Plan are to: (i) advance the interests of the Company by providing the additional incentives inherent in stock ownership to those Employees of the Company materially responsible, now and in the future, for the management, growth and protection of some part or all of the business of the Company and thereby to bring them into closer identity with the future of the Company; (ii) aid the Company in attracting and retaining Employees in key management positions; (iii) enable the Company to compete effectively with other enterprises for the services of new Employees as may be needed for the continued success of the Company; (iv) promote the achievement of long-term objectives of the Company by linking the interests of Nonemployee Directors to those of Company stockholders; and (v) attract and retain Nonemployee Directors of outstanding competence. The Plan seeks to accomplish such purposes by providing to such employees and Nonemployee Directors an equity interest in the Company.
1.3 EFFECTIVE DATE. The amendment and restatement of the Employee Plan, as reflected herein, was adopted by the Board of Directors of the Company on December 13, 2002 and, subject to approval of the shareholders of the Company at the 2003 annual meeting of shareholders, shall become effective on April 25, 2003 (the "Effective Date"). The amendment and restatement of the Employee Plan, as reflected herein, shall be null and void if shareholder approval is not obtained.

                                  SECTION 2.
                                 DEFINITIONS
2.1 DEFINITIONS. Whenever used herein, the following terms shall have the meanings set forth below:
"Board" means the Board of Directors of the Company.
"Change in Control" of the Company shall be deemed to have occurred if the conditions set forth in any one or more of the following paragraphs shall have been satisfied:
(i) Any Person (other than the Person in control of the Company on the Effective Date, or other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of Shares of the Company), is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities; or
(ii) The election to the Board of Directors of the Company, without the recommendation or approval of a majority of the incumbent Board of Directors, of the lesser of (a) three directors, or (b) directors constituting a majority of the numbers of directors then in office; or
(iii) The stockholders of the Company approve (a) a plan of complete liquidation of the Company; or (b) an agreement for the sale or disposition of all or substantially all the Company's assets; or (c) a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the combined voting securities of the Company (or such surviving entity) outstanding immediately after such merger or consolidation.
However, in no event shall a Change in Control be deemed to have occurred, with respect to a Participant, if that Participant is part of a purchasing group which consummates the Change-in-Control transaction. A Participant shall be deemed "part of a purchasing group" for purposes of the preceding sentence if the Participant is an equity participant or has agreed to become an equity participant in the purchasing company or group (except for (i) passive ownership of less than 3% of the Shares of the purchasing company; or
(ii) ownership of equity participation in the purchasing company or group which is otherwise not deemed to be significant, as determined prior to the Change in Control by a majority of the disinterested Directors).
"Code" means the Internal Revenue Code of 1986, as amended, in effect at the time of reference, or any successor Code that may hereafter be adopted in lieu thereof, and references to any specific provisions of the Code shall refer to the corresponding provisions of the Code as it may hereinafter be amended or replaced.
"Committee" means a committee of the Board consisting of two or more members of the Board who are "outside directors," as defined under section 162(m) of the Code and the regulations thereunder.
"Disability" means a permanent and total disability, within the meaning of Code Section 22(e)(3), as determined by the Board in good faith.
"Employee" means any person (including officers who are directors of the Company) employed by the Company on a full-time salaried basis.
"Nonemployee Director" means any individual who is a member of the Board of Directors of the Company but not an Employee of the Company.
"Normal Retirement" means termination of employment or service on the Board on or after a Participant's sixty-fifth birthday under the Company's Basic Retirement Plan as amended from time to time.
"Participant" means any Employee or Nonemployee Director designated by the Committee to participate in the Plan.
"Performance Objectives" means the performance goals set by the Committee based on one or more of the following: (i) net income growth; (ii) average return on equity; (iii) net income as a percentage of sales; (iv) sales growth; (v) return on assets; (vi) earnings per share; and (vii) Common Stock price.
 "Restriction Period" means that period of time determined by the Committee during which the transfer of Shares of Restricted Stock are restricted and are subject to forfeiture.
"Restricted Stock" means Stock granted to a Participant pursuant to Section 7 of the Plan.

"Stock", "Shares", and "Restricted Stock" mean the common shares of the Company.
2.2 GENDER AND NUMBER. Except when otherwise indicated by the context, words in the masculine gender when used in this Plan also shall include the feminine and neuter genders, the singular shall include the plural, and the plural shall include the singular.

                                  SECTION 3.
                        ELIGIBILITY AND PARTICIPATION
3.1 ELIGIBLE EMPLOYEES AND NONEMPLOYEE DIRECTORS. The following individuals shall be eligible to be granted Shares of Restricted Stock under the Plan:
(i) the officers and other Employees of the Company who, in the opinion of the Committee, are from time to time materially responsible for the management, growth and protection of a material part or all of the business or major product lines or major functions of the Company; and (ii) the Nonemployee Directors who, in the opinion of the Committee, have performed services on the Board warranting the grant of Shares of Restricted Stock under the Plan.

                                  SECTION 4.
                                ADMINISTRATION
4.1 ADMINISTRATION. The Committee shall be responsible for the administration and interpretation of the Plan. Without limiting other rights or powers delegated to the Committee elsewhere under the Plan, the Committee, in administering and interpreting the Plan, and consistent with the express provisions of the Plan, is hereby authorized and empowered as follows:
(a) The Committee shall determine the identity of the Participants in the Plan and the number of Shares of Restricted Stock to be granted to Participants.
(b) The Committee shall determine the Restriction Period, the Performance Objectives, and any other restrictions, terms or conditions with respect to the granting of any Restricted Stock.
(c) The Committee may prescribe, award, and rescind rules or regulations relating to the Plan.
(d) The Committee may make all other determinations necessary or advisable for the administration or interpretations of the Plan.
(e) The Committee shall prescribe the terms and conditions of the Restricted Stock Agreements.
(f) The Committee may require that all Stock certificates issued in connection with Shares of Restricted Stock be held by the Company or in escrow or otherwise pursuant to such terms and conditions that the Committee may require until all the restrictions have lapsed and the Restricted Stock is freely transferable.

                                  SECTION 5.
                            STOCK SUBJECT TO PLAN
5.1 NUMBER. The total number of Shares of Restricted Stock that may be granted under the Plan may not exceed two hundred thousand (200,000), subject to adjustment as provided in Section 5.3. Those Shares of Restricted Stock granted may consist, in whole or in part, of authorized but unissued Stock or Shares of Stock reacquired by the Company, including Shares purchased in the open market and not reserved for any other purpose. The maximum aggregate number of Shares that may be granted to any participant under the Plan during the term of the Plan is two hundred thousand (200,000) Shares, subject to adjustment as provided in Section 5.3.
5.2 UNUSED STOCK. In the event any Shares of Restricted Stock granted under the Plan are forfeited and reacquired by the Company, such reacquired Shares again shall become available for issuance under the Plan.
5.3 ADJUSTMENT IN AVAILABLE SHARES. Any increase in the number of outstanding Shares of the Company occurring through Stock splits or Stock dividends after the adoption of the Plan shall be reflected proportionately in an increase in the aggregate number of Shares then available for issuance grant under the Plan. Any fractional share of Restricted Stock resulting from such adjustments shall be eliminated. If changes in capitalization other than those considered above shall occur, the Board shall make such adjustment in the number and class of Restricted Stock which may thereafter be issued, as the Board in its discretion may consider appropriate, and all such adjustments shall be conclusive upon all persons.

                                  SECTION 6.
                           TERMINATION OF THE PLAN
6.1 TERMINATION OF THE PLAN. Subject to the Board's right to earlier terminate the Plan pursuant to Section 10.1 hereof, the Plan shall terminate not later than December 13, 2010 and no Restricted Stock shall be granted after termination of the Plan; provided, however, that termination of the Plan will not adversely affect Shares of Restricted Stock granted prior to termination of the Plan.

                                  SECTION 7.
                               RESTRICTED STOCK
7.1 SELECTION OF PARTICIPANTS AND GRANT OF RESTRICTED STOCK. Subject to the terms of the Plan, from time to time the Committee may select eligible Employees and Nonemployee Directors to be Participants under the Plan and to receive the opportunity to earn grants of Restricted Stock. Grants will generally be made at the beginning of a Restriction Period, but may, in the Committee's discretion, be made during the term of a Restriction Period. The Committee shall determine the number of Shares of Restricted Stock which will be granted to a Participant.
7.2 RESTRICTION PERIOD. At the time of the grant of Shares of Restricted Stock, the Committee shall select the Restriction Period to apply to the Shares of Restricted Stock.
7.3 PERFORMANCE OBJECTIVES. At the time of the grant of the Restricted Stock (which generally will be prior to the beginning of the Restriction Period), Performance Objectives designed to enhance shareholder value shall be established by the Committee. Subject to the provisions of the Plan, the degree of achievement of the Performance Objectives may determine the number of Shares (if any) of Restricted Stock that ultimately shall be free of any restrictions at the end of the Restriction Period.
7.4 NONTRANSFERABILITY OF RESTRICTED STOCK. Prior to the lapse of restrictions as provided in Section 7.6, Shares of Restricted Stock may not be sold, exchanged, transferred, pledged, assigned, or otherwise alienated or hypothecated, whether voluntarily or involuntarily. Notwithstanding the preceding provisions of this Section, a Participant, at any time prior to his or her death, may assign all or any Shares of Restricted Stock granted to him or her to (i) his or her spouse or lineal descendant, (ii) the trustee of a trust established for the primary benefit of his or her spouse or lineal descendant, (iii) a partnership of which his or her spouse and lineal descendants are the only partners, or (iv) a tax-exempt organization as described in Section 501(c) (3) of the Code. In such event, the spouse, lineal descendants, trustee, partnership or tax-exempt organization, will be entitled to all the rights of the Participant with respect to the assigned Shares of such Restricted Stock, and such portion of the grant will continue to be subject to all of the terms, conditions and restrictions applicable to the Restricted Stock as set forth herein immediately prior to the effective date of the assignment. Any such assignment will be permitted only if (i) the Participant does not receive any consideration therefor, and (ii) the assignment is expressly approved by the Board. Any such assignment shall be evidenced by an appropriate written document executed by the Participant and a copy thereof shall be delivered to the Board on or prior to the effective date of the assignment.

7.5   FORFEITURE AND RETURN OF RESTRICTED STOCK TO THE COMPANY.
(a)   FAILURE TO ACHIEVE PERFORMANCE OBJECTIVE OR OTHER CONDITIONS.   If at
the end of the Restriction Period the Committee determines that the Company failed to achieve the Performance Objectives or otherwise failed to satisfy any other restrictions, terms or conditions set by the Committee, then to the extent provided in the Restricted Stock Agreement or otherwise by the Committee, the Shares of Restricted Stock shall be forfeited by the Participant and returned to the Company, and all rights of the Participant in such Shares shall terminate without any further obligation on the part of the

Company. Pursuant to the Plan, the Restricted Stock Agreement or otherwise, the Committee may determine that some but not all of a Participant's Shares of Restricted Stock shall be forfeited. The Committee shall have the exclusive authority to determine whether the Company has achieved its Performance Objectives and the level or extent of achievement, whether any other terms, conditions or restrictions have been satisfied, and the number of Shares of Restricted Stock which shall be forfeited.
(b) TERMINATION OF EMPLOYMENT OR SERVICE ON THE BOARD FOR REASONS OTHER THAN DEATH, DISABILITY, OR NORMAL RETIREMENT PRIOR TO END OF RESTRICTED PERIOD. If during the Restricted Period a Participant's employment with the Company, or service on the Board, is terminated for any reason other than death, Disability, or Normal Retirement, including without limitation termination by the Company, then all Shares of Restricted Stock of the Participant (excluding any Shares for which any restrictions have previously lapsed under Section 7.6) shall be forfeited by the Participant and returned to the Company and all rights of the Participant in such Shares shall terminate without any further obligation on the part of the Company.
7.6   LAPSE OF RESTRICTIONS.
(a) ACHIEVEMENT OF PERFORMANCE OBJECTIVES AND OTHER CONDITIONS. At the end of a Restriction Period, the Committee, in its discretion, shall determine (i) whether and to what extent the Company has achieved the Performance Objectives and satisfied any other terms, conditions or restrictions established for the Restriction Period, and (ii) the number of Shares of Restricted Stock with respect to which the restrictions imposed should lapse. If the Committee determines that the restrictions imposed pursuant to the Plan should lapse, then the restrictions with respect to those Shares shall lapse, and the Committee shall so notify the Participant. A lapse of restrictions shall occur on the date the Committee notifies the Participant in writing of the lapse.
 (b) TERMINATION OF EMPLOYMENT OR SERVICE ON THE BOARD AS A RESULT OF DEATH, DISABILITY, OR NORMAL RETIREMENT PRIOR TO THE END OF THE RESTRICTION PERIOD. If a Participant terminates his or her employment or service on the Board because of death, Disability, or Normal Retirement during the Restriction Period, the restrictions applicable to the Shares of Restricted Stock shall lapse and terminate (regardless of whether Performance Objectives or any other terms, conditions or restrictions have been satisfied) with respect to that number of Shares (rounded to the nearest whole number) equal to the total number of Shares of Restricted Stock granted to such Participant multiplied by a fraction, the numerator of which is equal to the number of full months which have elapsed since the date of grant to the date of termination of employment or service on the Board, and the denominator is the maximum number of full months of the Restriction Period. The Committee shall so notify the Participant or his or her representative of the number of Shares with respect to which the restrictions have lapsed. All remaining Shares shall be forfeited and returned to the Company, and all rights of the Participant in such Shares shall terminate without any further obligations on the part of the Company; provided, however, that the Committee may, in its sole discretion, waive the restrictions remaining on any or all such remaining Shares.

7.7 CERTIFICATE LEGEND. In addition to any legends placed on certificates pursuant to Subsection 7.8 hereof, each certificate representing Shares of Restricted Stock granted pursuant to the Plan shall bear the following legend:
"The sale or other transfer of the Shares of stock represented by this certificate, whether voluntary, involuntary, or by operation of law, is subject to certain restrictions on transfer set forth in The Franklin Electric Co., Inc. Performance Incentive Stock Plan, rules of administration adopted pursuant to such Plan, and a Restricted Stock Agreement dated _________. A copy of the Plan, such rules, and the Restricted Stock Agreement may be obtained from the Secretary of Franklin Electric Co., Inc."
7.8 OTHER RESTRICTIONS. The Committee may impose such other restrictions on any Shares granted pursuant to the Plan as it may deem advisable including, without limitation, restrictions under applicable Federal or state securities laws, and may legend the certificates representing Restricted Stock to give appropriate notice of such restrictions.
7.9 VOTING RIGHTS AND DIVIDENDS WITH RESPECT TO RESTRICTED STOCK. With respect to Shares of Restricted Stock, prior to the lapse of restrictions under Section 7.6, each Participant shall generally have the rights and privileges of a shareholder, including the right to vote the Shares and to receive dividends or other distributions made with respect to the Shares; provided, however, that the Shares of Restricted Stock shall be subject to all the terms, conditions and restrictions of the Plan and the Restricted Stock Agreement, including without limitation the provisions of Section 7.4 (restrictions on transfer), Section 7.5 (forfeiture), and Section 4.1(f) (escrow of certificates). If any dividends are paid on Restricted Stock in the form of Shares of Stock, the Stock dividends shall be treated as Restricted Stock and subject to the same restrictions, terms and conditions as the Shares of Restricted Stock with respect to which they were paid.
                                  SECTION 8.
                RIGHTS OF EMPLOYEES AND NONEMPLOYEE DIRECTORS
8.1 EMPLOYMENT AND SERVICE ON THE BOARD. Nothing in the Plan or in any Restricted Stock Agreement shall in any manner be construed to limit or restrict in any way the right of the Company to terminate any Participant's employment or service on the Board at any time and without regard to the effect of such termination to the Participant under the Plan, nor confer upon any Participant any right to continue in the employ of the Company or to continue to serve on the Board.
8.2 PARTICIPATION. No Employee or Nonemployee Director shall have a right to be selected as a Participant, or, having been so selected, to be selected again as a Participant.

                                  SECTION 9.
                    MERGER, CONSOLIDATION, OR ACQUISITION
9.1 TREATMENT OF RESTRICTED STOCK SHARES. Without limiting the authority of the Committee as provided in Section 9.2, in the event of a dissolution or a liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation, at the time of the grant of the Restricted Stock, the Committee may provide in the Restricted Stock Agreement or otherwise that all the restrictions with respect to some or all of the outstanding Shares of Restricted Stock shall lapse in a manner similar to the provisions of Section 7.6.
9.2 CHANGE IN CONTROL. The Committee, at the time of the grant of Restricted Stock, may provide in the Restricted Stock Agreement or otherwise that upon a Change in Control of the Company, all the restrictions with respect to some or all of the outstanding Shares of Restricted Stock shall lapse in a manner similar to the provisions of Section 7.6.
9.3 LIMITATION ON PAYMENTS. The Committee may provide that if the receipt of any payment (or lapse of restrictions) under this Section by any Participant shall, in the opinion of independent tax counsel of recognized standing selected by the Company, result in the loss of a tax deduction to the Company or the payment by such Participant of any excise tax, provided for in
Section 280G and Section 4999 of the Code, then the amount of such payment (or lapse of restrictions) shall be reduced or modified to the extent required, in the opinion of independent tax counsel selected as aforesaid, to prevent such loss of deduction and the imposition of such excise tax.

                                  SECTION 10.
                          AMENDMENT AND TERMINATION
10.1 AMENDMENT AND TERMINATION. The Board, without further action on the part of the Company's shareholders, may at any time terminate, suspend or modify the Plan to the extent permitted by law, regulation or stock exchange requirements. No termination or amendment of the Plan, or amendment of any grant, shall adversely affect any right acquired by any Participant under a grant before the date of such termination or amendment, unless such Participant shall consent; but it shall be conclusively presumed that any adjustment for changes in capitalization as provided in Section 5.3 above does not adversely affect any such right.

                                  SECTION 11.
                               TAX WITHHOLDING
11.1 TAX WITHHOLDING. The Company, as appropriate, shall have the right to deduct from all payments any Federal, state, or local taxes required by law to be withheld with respect to such payments and, in the case of awards paid in Stock, the Participant or other person receiving such Stock may be required to pay to the Company, as appropriate, the amount of any such taxes which the Company is required to withhold with respect to such Stock.

                                  SECTION 12.
                                 GOVERNING LAW
12.1 GOVERNING LAW. The Plan, and all grants and other documents delivered hereunder, shall be construed in accordance with and governed by the laws of Indiana.

                                  SECTION 13.
                               EXPENSE OF PLAN
13.1 EXPENSE OF PLAN. The expenses of administering the Plan shall be borne by the Company.

                                  SECTION 14.
                         RESTRICTED STOCK AGREEMENT
14.1 RESTRICTED STOCK AGREEMENT. Each grant of Shares of Restricted Stock shall be evidenced by a written agreement ("Restricted Stock Agreement"), executed by the Participant and the Company, which shall contain such restrictions, terms or conditions as the Committee may require.

   EXHIBIT 99.1 CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C.
   ------------------------------------------------------------------------
 SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
 ----------------------------------------------------------------------------
                                    2002
                                    ----

      In connection with the Quarterly Report of Franklin Electric Co., Inc. (the "Company") on Form 10-Q for the period ending March 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, R. Scott Trumbull, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 12, 2003
      --------------------------


       /s/ R. Scott Trumbull
      --------------------------
R. Scott Trumbull
Chairman and Chief Executive Officer
Franklin Electric Co., Inc.

   EXHIBIT 99.2 CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C.
   ------------------------------------------------------------------------
 SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
 ----------------------------------------------------------------------------
                                    2002
                                    ----


      In connection with the Quarterly Report of Franklin Electric Co., Inc. (the "Company") on Form 10-Q for the period ending March 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregg C. Sengstack, Senior Vice President, Chief Financial Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 12, 2003
      -------------------------


       /s/ Gregg C. Sengstack
      -------------------------
Gregg C. Sengstack
Senior Vice President, Chief Financial Officer and Secretary
Franklin Electric Co., Inc.




38
5