Form 10-Q
period 2003-06-28
FRANKLIN ELECTRIC CO INC
filed 2003-08-11
CIK 38725

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  ---------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003
                                               -------------

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
            YES   X                                      NO
                -----                                       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
            YES   X                                      NO
                -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        OUTSTANDING AT
              CLASS OF COMMON STOCK                      AUGUST 7, 2003
              ---------------------                      --------------
                 $.10 PAR VALUE                        10,823,200 SHARES

                         FRANKLIN ELECTRIC CO., INC.

                                    Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
            as of June 28, 2003
            and December 28, 2002 ........................     3

            Condensed Consolidated Statements of
            Income for the Second Quarter and First
            Half ended June 28, 2003 and
            June 29, 2002 ................................     4

            Condensed Consolidated Statements
            Of Cash Flows for the First Half
            Ended June 28, 2003 and
            June 29, 2002 ................................     5

            Notes to Condensed Consolidated
            Financial Statements .........................   6-9

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations.........................  9-11

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk.............................    11

   Item 4.  Controls and Procedures ......................    11

PART II.    OTHER INFORMATION
-----------------------------

   Item 6.  Exhibits and Reports on Form 8-K..............    12

Signatures................................................    13
----------

Exhibit Index.............................................    14
-------------

Exhibits.................................................. 15-20
--------

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         FRANKLIN ELECTRIC CO., INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(In thousands)                                June 28,   December 28,
                                                2003        2002
                                                ----        ----
ASSETS
Current assets:
  Cash and equivalents....................  $ 10,712      $ 20,133
  Receivables, less allowances of
    $1,964 and $1,907, respectively.......    39,311        31,711
  Inventories (Note 2)....................    62,611        48,268
  Other current assets (including
    deferred income taxes of $8,612
    and $8,615, respectively).............    12,155        12,897
                                            --------      --------
    Total current assets..................   124,789       113,009
Property, plant and equipment,
  net (Note 3)............................    75,843        76,033
Deferred and other assets (including
  deferred income taxes of $1,391)........    30,156        30,795
Goodwill..................................    40,365        38,746
                                            --------      --------
Total assets..............................  $271,153      $258,583
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  1,483      $  1,467
  Accounts payable........................    14,831        18,584
  Accrued expenses........................    29,690        28,484
  Income taxes............................     4,109         1,712
                                            --------      --------
    Total current liabilities.............    50,113        50,247

Long-term debt............................    33,713        25,946
Employee benefit plan obligations.........    20,396        23,988
Other long-term liabilities...............     5,438         5,264
Shareowners' equity:
  Common stock (Note 5)...................     1,079         1,082
  Additional capital......................    41,459        34,079
  Retained earnings.......................   122,093       125,308
  Loan to ESOP Trust......................      (897)       (1,130)
  Accumulated other comprehensive
    loss (Note 7).........................    (2,241)       (6,201)
                                            --------      --------
    Total shareowners' equity.............   161,493       153,138
                                            --------      --------

Total liabilities and shareowners' equity.  $271,153      $258,583
                                            ========      ========
          See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(In thousands, except per share amounts)

                                       Three Months Ended  Six Months Ended
                                       ------------------  ----------------
                                       June 28,  June 29,  June 28,  June 29,
                                         2003      2002      2003      2002
                                         ----      ----      ----      ----

Net sales.............................. $93,840  $93,682  $163,618  $161,751

Cost of sales..........................  64,900   67,082   114,863   117,300
                                        -------  -------  --------  --------

Gross Profit...........................  28,940   26,600    48,755    44,451

Selling and administrative expenses....  14,767   13,428    28,634    25,089
                                        -------  -------   -------   -------

Operating Income.......................  14,173   13,172    20,121    19,362

Interest expense.......................     325      321       662       659
Other expense (income), net............     (98)      19      (234)     (207)
Foreign exchange gain..................    (231)  (1,312)     (682)   (1,104)
                                        --------  -------  -------  --------

Income before income taxes.............  14,177   14,144    20,375    20,014

Income taxes...........................   4,809    5,138     6,979     7,326
                                        -------  -------  --------  --------

Net income............................. $ 9,368  $ 9,006  $ 13,396  $ 12,688
                                        =======  =======  ========  ========
Per share data (Note 6):

  Net income per common share.......... $  0.87  $  0.83  $   1.24  $   1.18
                                        =======  =======  ========  ========

  Net income per common share,
    assuming dilution.................. $  0.83  $  0.79  $   1.19  $   1.11
                                        =======  =======  ========  ========


  Dividends per common share........... $  0.14  $  0.13  $   0.27  $   0.25
                                        =======  =======  ========  ========



          See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
 (In thousands)                                     Six Months Ended
                                                   ----------------
                                                June 28,      June 29,
                                                  2003          2002
                                                  ----          ----
Cash flows from operating activities:
  Net income................................   $13,396       $12,688
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........     6,750         6,574
    Loss on disposals of plant and
      equipment.............................       368             2
    Changes in assets and liabilities:
      Receivables...........................    (6,203)       (8,276)
      Inventories...........................   (12,401)       (4,611)
      Accounts payable and other accrued
        expenses............................      (253)       (1,808)
      Employee benefit plan obligations.....    (3,709)           562
      Other, net............................      (357)       (1,425)
                                               -------      --------
Net cash flows from operating activities....    (2,409)        3,706
                                               -------      --------
Cash flows from investing activities:
  Additions to plant and equipment..........    (3,932)       (3,887)
  Proceeds from sale of plant and
    equipment...............................       216            18
  Additions to deferred assets..............      (421)       (2,933)
  Cash paid for acquisitions,
    net of cash acquired....................       -         (17,475)
  Proceeds from maturities of marketable
    securities .............................       -           2,999
                                               -------       -------
Net cash flows from investing activities....    (4,137)      (21,278)
                                               -------       -------
Cash flows from financing activities:
  Borrowing on long-term debt...............     6,648         8,350
  Repayment of long-term debt...............      (224)           (9)
  Borrowing on line of credit
    and short-term borrowings...............     8,000         3,000
  Repayment of line of credit
    and short-term borrowings...............    (8,006)       (3,009)
  Proceeds from issuance of common stock....     2,390         1,554
  Purchases of common stock.................    (9,782)         (206)
  Reduction of loan to ESOP Trust...........       233           232
  Dividends paid............................    (2,905)       (2,693)
                                               -------       -------
Net cash flows from financing activities....    (3,646)        7,219
                                               -------       -------
Effect of exchange rate changes on cash.....       771           180
                                               -------       -------
Net change in cash and equivalents..........    (9,421)      (10,173)
Cash and equivalents at beginning of period.    20,133        20,750
                                               -------       -------
Cash and equivalents at end of period.......   $10,712       $10,577
                                               =======       =======
          See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first half ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending January 3, 2004. For further information, including a discussion of Franklin Electric's significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 28, 2002.

Note 2:  Inventories
--------------------
Inventories consist of the following:

(In thousands)                               June 28,   December 28,
                                               2003         2002
                                               ----         ----
Raw Materials........................        $15,953      $16,115
Work in Process......................          6,923        7,481
Finished Goods.......................         49,392       33,905
LIFO Reserve.........................         (9,657)      (9,233)
                                             -------      -------
Total Inventory......................        $62,611      $48,268
                                             =======      =======

Note 3:  Property, Plant and Equipment
--------------------------------------
Property, plant and equipment, at cost, consists of the following:

(In thousands)                               June 28,   December 28,
                                               2003         2002
                                               ----         ----
Land and Building....................       $ 39,716     $ 34,126
Machinery and Equipment..............        142,019      141,347
                                            --------     --------
                                             181,735      175,473
Allowance for Depreciation...........        105,892       99,440
                                            --------     --------
                                            $ 75,843     $ 76,033
                                            ========     ========

Note 4:  Tax Rates
------------------
The effective tax rate on income before income taxes in 2003 and 2002 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes and tax planning activities.

Note 5:  Shareowners' Equity
----------------------------
The Company had 10,787,000 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of June 28, 2003.

During the second quarter of 2003, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 25,000 shares for $1.4 million. All repurchased shares were retired.

Note 6:  Earnings Per Share
---------------------------
Following is the computation of basic and diluted earnings per share:

(In thousands, except                 Second Qtr. Ended  First Half Ended
                                      -----------------  ----------------
per share amounts)                    June 28, June 29,  June 28,  June 29,
                                        2003     2002      2003      2002
                                        ----     ----      ----      ----
  Numerator:
    Net Income.....................    $9,368   $9,006   $13,396   $12,688
                                       ======   ======   =======   =======
  Denominator:
    Basic
   -----
    Weighted average common
      shares.......................    10,772   10,824    10,768    10,760

   Diluted
   -------
    Effect of dilutive securities:
        Employee and director
        stock options..............       468      626       472       659
                                       ------   ------   -------    ------
    Adjusted weighted average
      common shares................    11,240   11,450     11,240   11,419
                                       ======   ======    =======  =======

  Basic earnings per share.........    $ 0.87   $ 0.83    $  1.24  $  1.18
                                       ======   ======    =======  =======
  Diluted earnings per share.......    $ 0.83   $ 0.79    $  1.19  $  1.11
                                       ======   ======    =======  =======

Note 7:  Other Comprehensive Income
-----------------------------------
Comprehensive income is as follows:

(In thousands)                        Second Qtr. Ended   First Half Ended
                                      -----------------   ----------------
                                     June 28,  June 29,  June 28,  June 29,
                                       2003      2002      2003      2002
                                       ----      ----      ----      ----

Net income.........................  $ 9,368   $ 9,006   $13,396  $ 12,688
Other comprehensive gain:
  Foreign currency translation
   adjustments.....................    2,832     4,279     3,960     4,117
                                      ------    ------    ------   -------
Comprehensive income, net of tax...  $12,200   $13,285   $17,356   $16,805
                                     =======   =======   =======   =======

Accumulated other comprehensive loss consists of the following:

(In thousands)                                 June 28,    December 28,
                                                 2003         2002
                                                 ----         ----
Cumulative translation adjustment...........   $ 1,709      $(2,251)
Minimum pension liability adjustment,
  net of tax................................    (3,950)      (3,950)
                                               -------      -------
                                               $(2,241)     $(6,201)
                                               =======      =======

Note 8:  Contingencies and Commitments
--------------------------------------
The Company is defending various claims and legal actions including environmental matters, which have arisen in the ordinary course of business. In the opinion of management, after discussion with counsel, these claims and legal actions can be successfully defended or resolved without a material adverse effect on the Company's financial position, results of operations, and net cash flows.

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

Below is a table that shows the activity in the warranty accrual accounts:

(In thousands)                        Second Qtr. Ended   First Half Ended
                                      -----------------   ----------------
                                     June 28,  June 29,  June 28,  June 29,
                                       2003      2002      2003      2002
                                       ----      ----      ----      ----

Beginning Balance..................   $5,210    $4,752    $5,308    $4,970
Accruals related to
  product warranties...............    1,457     1,239     2,369     2,241
Reductions for payments made.......    1,136       770     2,146     1,990
                                      ------    ------    ------    ------
Ending Balance.....................   $5,531    $5,221    $5,531    $5,221
                                      ======    ======    ======    ======

Note 9:  Stock-Based Compensation
---------------------------------
The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the stock at date of grant. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," and amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," the Company follows the disclosure requirements only of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

(In Thousands, Except              Second Qtr. Ended     First Half Ended
                                   -----------------     ----------------
Per Share Amounts)                 June 28,  June 29     June 28,  June 29
                                    2003      2002        2003      2002
                                    ----      ----        ----      ----

Net income ....................    $9,368     $9,006     $13,396  $12,688
Deduct: Stock-based
  employee compensation
cost, net  of income tax.......       401        332         842      622
                                   ------     ------     -------  -------
Pro forma net income ..........    $8,967     $8,674     $12,554  $12,066
                                   ======     ======     =======  =======
Earnings per share:
Basic - as reported............    $ 0.87     $ 0.83     $  1.24  $  1.18
Basic - pro forma..............    $ 0.83     $ 0.80     $  1.17  $  1.12
Diluted - as reported..........    $ 0.83     $ 0.79     $  1.19  $  1.11
Diluted - pro forma............    $ 0.80     $ 0.76     $  1.12  $  1.06

Note 10:  Subsequent Event
---------------------------------
On July 30, 2003, the Company paid off foreign denominated debt and outstanding interest of approximately $18,117,000. The payoff of this debt and interest was funded from cash accumulated in excess of ongoing requirements and $3.0 million of borrowings under the Company's revolving credit agreement.


Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------

Operations
----------

Sales for the second quarter of 2003 were $93.8 million, up slightly compared to sales of $93.7 million for the same period a year ago. Foreign currencies, particularly the euro, strengthened relative to the U.S. dollar since the second quarter of 2002. The impact of this change in exchange rates was a $4.2 million increase in the Company's reported second quarter 2003 sales. In addition, the year on year impact of the inclusion of the sales of Intelligent Controls, Inc. ("INCON"), acquired by the Company in July 2002, was an increase in sales of $2.0 million in the second quarter of 2003 compared to last year. Excluding the impact of stronger foreign currencies and INCON sales, the Company's sales were down about 6.5 percent primarily due to lower demand for water systems products in North America and Europa (i.e., Europe, Middle East and North Africa). Lower demand in North America is attributed to extremely wet weather conditions in the eastern half of the country. Lower demand in Europa is attributed to disrupted markets in the Middle East. For the first half of 2003, sales were $163.6 million, an increase of 1 percent compared to 2002 sales of $161.8 million. Sales for the first six months of 2003 were increased by the strengthening of foreign currencies ($7.8 million) and inclusion of INCON sales ($3.8 million). Excluding the impact of the change in exchange rates and INCON sales, the Company's sales were down about

6.1 percent primarily due to lower demand in North America and Europa.

Cost of sales as a percent of net sales for the second quarter of 2003 was
69.2 percent, a decrease from 71.6 percent for the same period in 2002. Cost of sales as a percent of net sales for the year to date 2003 was 70.2 percent, a decrease from 72.5 percent for the same period in 2002. The decrease is primarily the result of productivity improvements and cost reductions.

Selling and administrative expense as a percent of net sales for the second quarter of 2003 was 15.7 percent compared to 14.3 percent for the same period in 2002. Selling and administrative expense as a percent of net sales for the year to date 2003 was 17.5 percent compared to 15.5 percent for the year to date 2002. The increases in selling and administrative expense were primarily due to the INCON acquisition ($0.6 million and $1.4 million for second quarter and year to date, respectively); the impact of stronger foreign currencies ($0.5 million and $0.9 million for second quarter and year to date, respectively), primarily the euro; and selling costs associated with new product launches.

Foreign currency based transactions for the second quarter of 2003 produced a gain of $0.2 million compared to a $1.3 million gain for the same period in 2002. Foreign currency based transactions for the first half of 2003 produced a gain of $0.7 million compared to a $1.1 million gain for the same period in 2002. The foreign currency transaction gains are due primarily to the strengthening euro relative to the U.S. dollar.

The effective tax rate on income before income taxes in 2003 and 2002 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes and tax planning activities.

Net income for the second quarter of 2003 was $9.4 million, or $.83 per diluted share, a 4.4 percent increase compared to net income of $9.0 million, or $.79 per diluted share, for the same period a year ago. Year to date 2003 net income was $13.4 million, or $1.19 per diluted share, a 5.5 percent increase compared to year to date 2002 net income of $12.7 million, or $1.11 per diluted share.

Capital Resources and Liquidity
-------------------------------

Cash and cash equivalents decreased $9.4 million during the first half of 2003. The principal use of cash for operating activities was the seasonal increase in inventories. Working capital increased $11.9 million during the first half of 2003. The current ratio was 2.5 and 2.2 at June 28, 2003 and December 28, 2002, respectively.

Net cash flows used in investing activities were $4.1 million and were principally used for additions to plant and equipment. The Company also purchased $9.8 million of its common stock during the first half of 2003.

On July 30, 2003, (i.e., subsequent to the balance sheet date) the Company paid off foreign denominated debt and outstanding interest of approximately $18,117,000. The payoff of this debt and interest was funded from cash accumulated in excess of ongoing requirements and $3.0 million of borrowings under the Company's revolving credit agreement.

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

Item 4.  Controls and Procedures
--------------------------------
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)  Exhibits (Filed with this quarterly report)

        (31) Rule 13a-14(a)/15d-14 Certifications

               (i)  Certification of Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

               (ii) Certification of Chief Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

        (32) Section 1350 Certifications

               (i) Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (ii) Chief Financial Officer Certification Pursuant to 18
                    U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)  Reports on Form 8-K

A Current Report on Form 8-K was filed with the SEC by the Company on April 15, 2003, pursuant to Item 9, "Regulation FD Disclosure" and
Item 12, "Disclosure of Results of Operations and Financial
Condition", to report the Company's issuance of a press release setting forth its first-quarter 2003 earnings.

                               SIGNATURES
                               ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FRANKLIN ELECTRIC CO., INC.
                                         ---------------------------
                                                 Registrant




Date August 11, 2003               By  /s/ R. Scott Trumbull
     ------------------------         ---------------------------------
                                      R. Scott Trumbull, Chairman
                                      and Chief Executive Officer
                                      (Principal Executive Officer)



Date August 11, 2003               By  /s/ Gregg C. Sengstack
     -------------------------        ---------------------------------
                                      Gregg C. Sengstack, Senior Vice
                                      President, Chief Financial
                                      Officer and Secretary (Principal
                                      Financial and Accounting Officer)

                         FRANKLIN ELECTRIC CO., INC.
           EXHIBIT INDEX TO THE SECOND QUARTER REPORT ON FORM 10-Q
                 FOR THE SECOND QUARTER ENDED June 28, 2003

Exhibit
Number                     Description
------                     -----------

    (31) Rule 13a-14(a)/15d-14 Certifications

          (i) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          (ii) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    (32) Section 1350 Certifications

          (i)  Chief Executive Officer Certification Pursuant to 18 U.S.C.
               Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (ii) Chief Financial Officer Certification Pursuant to 18 U.S.C.
               Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                               EXHIBIT (31)(i)
                                ---------------
                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                  ----------------------------------------
          PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
          ---------------------------------------------------------

     I, R. Scott Trumbull, Chairman and Chief Executive Officer of Franklin Electric Co., Inc., certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q of Franklin Electric Co., Inc.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
         c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


 Date:     August 11, 2003
           -------------------------


           /s/ R. Scott Trumbull
           --------------------------
           R. Scott Trumbull
            Chairman and Chief Executive Officer
            Franklin Electric Co., Inc.

                           EXHIBIT (31)(ii)
                              ------------------
                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
                   ----------------------------------------
          PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
          ---------------------------------------------------------

      I, Gregg C. Sengstack, Senior Vice President, Chief Financial Officer and Secretary of Franklin Electric Co., Inc., certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q of Franklin Electric Co., Inc.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
         c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 Date:     August 11, 2003
           ----------------------


           /s/ Gregg C. Sengstack
           ----------------------
            Gregg C. Sengstack
            Senior Vice President, Chief Financial Officer and Secretary Franklin Electric Co., Inc.

  EXHIBIT (32)(i) CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C.
  ---------------------------------------------------------------------------
 SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
 ----------------------------------------------------------------------------
                                    2002
                                    ----

      In connection with the Quarterly Report of Franklin Electric Co., Inc. (the "Company") on Form 10-Q for the period ending June 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
R. Scott Trumbull, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 11, 2003
      ------------------------------


      /s/ R. Scott Trumbull
      ------------------------------
       R. Scott Trumbull
       Chairman and Chief Executive Officer
       Franklin Electric Co., Inc.


The certification accompanies the Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by Franklin Electric Co., Inc. for purposes of section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of the written statement required by section 906 has been provided to Franklin Electric Co., Inc. and will be retained by Franklin Electric Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

  EXHIBIT (32)(ii) CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C.
  ----------------------------------------------------------------------------
  SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
  ----------------------------------------------------------------------------
                                     2002
                                     ----

      In connection with the Quarterly Report of Franklin Electric Co., Inc. (the "Company") on Form 10-Q for the period ending June 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregg C. Sengstack, Senior Vice President, Chief Financial Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 11, 2003
      ------------------------------


      /s/ Gregg C. Sengstack
      ------------------------------
       Gregg C. Sengstack
       Senior Vice President, Chief Financial Officer and Secretary Franklin Electric Co., Inc.


The certification accompanies the Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by Franklin Electric Co., Inc. for purposes of section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of the written statement required by section 906 has been provided to Franklin Electric Co., Inc. and will be retained by Franklin Electric Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

5