Form 10-Q
period 2003-09-27
FRANKLIN ELECTRIC CO INC
filed 2003-11-03
CIK 38725

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  ---------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003
                                              ------------------

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
              YES   X                                      NO
                  -----                                       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
              YES   X                                      NO
                  -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             OUTSTANDING AT
   CLASS OF COMMON STOCK                                    NOVEMBER 3, 2003
   ---------------------                                    ----------------
      $.10 PAR VALUE                                        10,898,272 SHARES

                         FRANKLIN ELECTRIC CO., INC.

                                    Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
            as of September 27, 2003
            and December 28, 2002 ........................     3

            Condensed Consolidated Statements of
            Income for the Third Quarter and Nine
            Months Ended September 27, 2003 and
            September 28, 2002 ...........................     4

            Condensed Consolidated Statements
            Of Cash Flows for the Nine Months
            Ended September 27, 2003 and
            September 28, 2002 ...........................     5

            Notes to Condensed Consolidated
            Financial Statements .........................   6-9

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations.........................  9-11

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk............................. 11-12

   Item 4.  Controls and Procedures ......................    12

PART II.    OTHER INFORMATION
-----------------------------

   Item 6.  Exhibits and Reports on Form 8-K..............    13

Signatures................................................    14
----------

Exhibit Index.............................................    15
-------------

Exhibits.................................................. 16-21
--------

                        PART I.  FINANCIAL INFORMATION

                        Item 1.  Financial Statements
                        -----------------------------

                         FRANKLIN ELECTRIC CO., INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(In thousands)                                Sept. 27,     Dec. 28,
                                                2003          2002
                                                ----          ----
ASSETS
Current assets:
  Cash and equivalents....................  $ 18,064       $ 20,133
  Receivables, less allowances of
    $1,987 and $1,907, respectively.......    34,302         31,711
  Inventories (Note 2)....................    53,233         48,268
  Other current assets (including
    deferred income taxes of $8,718
    and $8,615, respectively).............    13,262         12,897
                                            --------        -------
    Total current assets..................   118,861        113,009
Property, plant and equipment,
  net (Note 3)............................    77,740         76,033
Deferred and other assets (including
  deferred income taxes of $1,391)........    15,228         16,504
Goodwill..................................    54,747         53,037
                                            --------       --------
Total assets..............................  $266,576       $258,583
                                            ========       ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  1,477       $  1,467
  Accounts payable........................    14,523         18,584
  Accrued expenses........................    30,373         28,484
  Income taxes............................     5,793          1,712
                                            --------       --------
    Total current liabilities.............    52,166         50,247

Long-term debt............................    15,923         25,946
Employee benefit plan obligations.........    20,868         23,988
Other long-term liabilities...............     5,386          5,264
Shareowners' equity:
  Common stock (Note 5)...................     1,082          1,082
  Additional capital......................    42,807         34,079
  Retained earnings.......................   131,091        125,308
  Loan to ESOP Trust......................      (897)        (1,130)
  Accumulated other comprehensive
    loss (Note 7).........................    (1,850)        (6,201)
                                            --------       --------
    Total shareowners' equity.............   172,233        153,138
                                            --------       --------

Total liabilities and shareowners' equity.  $266,576       $258,583
                                            ========       ========
          See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

(In thousands, except per share amounts)

                                      Third Quarter Ended  Nine Months Ended
                                      -------------------  -----------------
                                      Sept. 27,  Sept. 28, Sept. 27, Sept. 28,
                                         2003      2002      2003      2002

Net sales.............................. $99,685  $97,125  $263,303  $258,876

Cost of sales..........................  68,917   67,572   183,780   184,872
                                        -------  -------  --------  --------

Gross Profit...........................  30,768   29,553    79,523    74,004

Selling and administrative expenses....  14,933   13,957    43,567    39,046
                                        -------  -------  --------  --------

Operating Income.......................  15,835   15,596    35,956    34,958

Interest expense.......................    (313)    (367)     (975)   (1,026)
Other income, net......................      14       61       248       268
Foreign exchange gain (loss)...........    (278)    (327)      404       777
                                        -------  -------  --------  --------

Income before income taxes.............  15,258   14,963    35,633    34,977

Income taxes...........................   4,745    5,335    11,724    12,661
                                        -------  -------  --------  --------

Net income............................. $10,513  $ 9,628  $ 23,909  $ 22,316
                                        =======  =======  ========  ========
Per share data (Note 6):

  Net income per common share.......... $  0.97  $  0.89  $   2.22  $   2.07
                                        =======  =======  ========  ========

  Net income per common share,
    assuming dilution.................. $  0.93  $  0.85  $   2.12  $   1.96
                                        =======  =======  ========  ========


  Dividends per common share........... $  0.14  $  0.13  $   0.41  $   0.38
                                        =======  =======  ========  ========



          See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
(In thousands)                                    Nine Months Ended
                                                  -----------------
                                               Sept. 27,    Sept. 28,
                                                 2003         2002
                                                 ----         ----
Cash flows from operating activities:
  Net income................................   $23,909       $22,316
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........    10,329         9,848
    Loss on disposals of plant and
      equipment.............................       436             2
    Changes in assets and liabilities:
      Receivables...........................    (1,083)            1
      Inventories...........................    (2,882)        3,504
      Accounts payable and other accrued
        expenses............................     1,992         1,096
      Employee benefit plan obligations.....    (3,245)          885
      Other, net............................      (915)       (1,965)
                                               -------      --------
Net cash flows from operating activities....    28,541        35,687
                                               -------      --------
Cash flows from investing activities:
  Additions to plant and equipment..........    (8,925)       (9,016)
  Proceeds from sale of plant and
    equipment...............................       243            19
  Additions to deferred assets..............      (433)      (14,232)
  Cash paid for acquisitions,
    net of cash acquired....................       -         (30,344)
  Proceeds from maturities of marketable
    securities .............................       -           2,999
                                               -------       -------
Net cash flows from investing activities....    (9,115)      (50,574)
                                               -------       -------
Cash flows from financing activities:
  Borrowing on long-term debt...............     6,648         8,350
  Repayment of long-term debt...............   (18,407)         (208)
  Borrowing on line of credit
    and short-term borrowings...............    11,000         3,000
  Repayment of line of credit
    and short-term borrowings...............   (11,024)       (3,013)
  Proceeds from issuance of common stock....     3,282         1,731
  Purchase of Common Stock..................    (9,782)       (2,253)
  Reduction of loan to ESOP Trust...........       233           232
  Dividends paid............................    (4,420)       (4,098)
                                               -------       -------
Net cash flows from financing activities....   (22,470)        3,741
                                               -------       -------
Effect of exchange rate changes on cash.....       975           935
                                               -------       -------
Net change in cash and equivalents..........    (2,069)      (10,211)
Cash and equivalents at beginning of period.    20,133        20,750
                                               -------       -------
Cash and equivalents at end of period.......   $18,064       $10,539
                                               =======       =======
          See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all accounting entries and adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the nine months ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ending January 3, 2004. For further information, including a discussion of Franklin Electric's significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 28, 2002.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                               Sept. 27,    Dec. 28,
                                               2003         2002
                                               ----         ----
Raw Materials........................        $15,060      $16,115
Work in Process......................          6,733        7,481
Finished Goods.......................         41,498       33,905
LIFO Reserve.........................        (10,058)      (9,233)
                                             -------      -------
Total Inventory......................        $53,233      $48,268
                                             =======      =======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In thousands)                               Sept. 27,    Dec. 28,
                                               2003         2002
                                               ----         ----
Land and Building....................       $ 40,206     $ 34,126
Machinery and Equipment..............        145,796      141,347
                                            --------     --------
                                             186,002      175,473
Allowance for Depreciation...........        108,262       99,440
                                            --------     --------
                                            $ 77,740     $ 76,033
                                            ========     ========
Note 4:  Tax Rates
------------------

The effective tax rate on income before income taxes in 2003 and 2002 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes and related tax credits.

Note 5:  Shareowners' Equity
----------------------------

The Company has 25,000,000 authorized shares of common stock, $.10 par value, of which 10,823,200 shares of common stock were outstanding as of September 27, 2003.

During the first quarter, under terms of a Company stock option plan, an officer of the company remitted 76,588 shares ($3.9 million) of Company common stock as consideration for stock issued upon the exercise of stock options. The Company recorded a $1.8 million reduction in its deferred tax liability and a $1.8 million increase to shareowners' equity as a result of the exercise. The shares delivered to the company were subsequently retired.


Note 6:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:

(In thousands, except                 Third Qtr. Ended   Nine Months Ended
                                      ----------------   -----------------
per share amounts)                   Sept. 27, Sept. 28, Sept. 27,Sept. 28,
                                       2003      2002      2003     2002
                                       ----      ----      ----     ----

  Numerator:
    Net Income.....................    $10,513  $ 9,628   $23,909  $22,316
                                       =======  =======   =======  =======

  Denominator:

   Basic
    Weighted average common
      shares.......................     10,813   10,824    10,783   10,781

   Diluted
    Effect of dilutive securities:

      Employee and director
        stock options..............       544       502       503      607
                                       ------   -------   -------  -------

    Adjusted weighted average
      common shares................    11,357    11,326    11,286   11,388
                                       ======    ======   =======  =======

  Basic earnings per share.........    $ 0.97    $ 0.89   $  2.22  $  2.07
                                       ======    ======   =======  =======

  Diluted earnings per share.......    $ 0.93    $ 0.85   $  2.12  $  1.96
                                       ======    ======   =======  =======

Note 7:  Other Comprehensive Income
-----------------------------------

Comprehensive income is as follows:
(In thousands)                        Third Qtr. Ended   Nine Months Ended
                                      ----------------   -----------------
                                     Sept. 27, Sept. 28, Sept. 27,Sept. 28,
                                       2003      2002      2003     2002
                                       ----      ----      ----     ----

Net income.........................   $10,513   $ 9,628   $23,909   $22,316
Other comprehensive gain:
  Foreign currency translation
   adjustments.....................       391      (566)    4,351     3,551
                                      -------   -------   -------   -------
Comprehensive income, net of tax...   $10,904   $ 9,062   $28,260   $25,867
                                      =======   =======   =======   =======

Accumulated other comprehensive loss consists of the following:

(In thousands)                                 Sept. 27,    Dec. 28,
                                                 2003         2002
                                                 ----         ----
Cumulative translation adjustment...........   $ 2,100      $(2,251)
Minimum pension liability adjustment,
  net of tax................................    (3,950)      (3,950)
                                               -------      -------
                                               $(1,850)     $(6,201)
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







Below is a table that shows the activity in the warranty accrual accounts:

(In thousands)                        Third Qtr. Ended   Nine Months Ended
                                      ----------------   -----------------
                                     Sept. 27, Sept 28,  Sept. 27,Sept. 28,
                                       2003      2002      2003     2002
                                       ----      ----      ----     ----

Beginning Balance..................   $5,531    $5,221    $5,308    $4,970
Accruals related to
  product warranties...............    1,245     1,540     3,283     3,781
Reductions for payments made.......    1,179     1,106     2,994     3,096
                                      ------    ------    ------    ------
Ending Balance.....................   $5,597    $5,655    $5,597    $5,655
                                      ======    ======    ======    ======

Note 9:  Stock-Based Compensation
---------------------------------

The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the stock at date of grant. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company follows the disclosure requirements only of SFAS No. 123. The following table illustrates the proforma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

(In Thousands, Except               Third Qtr. Ended     Nine Months Ended
                                    ----------------     -----------------
Per Share Amounts)                  Sept. 27, Sept. 28   Sept. 27, Sept. 28
                                      2003      2002       2003      2002
                                      ----      ----       ----      ----

Net income as reported ...........  $10,513    $9,628    $23,909   $22,316
Deduct: Stock-based
  employee compensation
cost, net  of income tax..........      394       342      1,236       964
                                    -------    ------    -------   -------
Pro forma net income .............  $10,119    $9,286    $22,673   $21,352
                                    =======    ======    =======   =======
Earnings per share:
Basic - as reported...............   $ 0.97    $ 0.89    $  2.22   $  2.07
Basic - pro forma.................   $ 0.94    $ 0.86    $  2.10   $  1.98
Diluted - as reported.............   $ 0.93    $ 0.85    $  2.12   $  1.96
Diluted - pro forma...............   $ 0.89    $ 0.82    $  2.01   $  1.87

Note 10:  Reclassifications
---------------------------

The Company has reclassified certain deferred and other assets to goodwill as of the third quarter of 2003. Amounts in prior year have been reclassified to conform to the current year presentation. In addition, subsequent to the end of the third quarter, the Company performed its annual impairment testing required by SFAS No. 142. No impairment loss was required to be recorded.


Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------

Operations
----------
Sales for the third quarter of 2003 were $99.7 million, up $2.6 million or 2.6 percent compared to sales of $97.1 million for the same period a year ago. Foreign currencies, particularly the euro, strengthened relative to the U.S. dollar since the third quarter of 2002. The impact of this change in exchange rates was a $3.7 million increase in the Company's reported third quarter 2003 sales. Excluding the impact of stronger foreign currencies, the Company's sales were down about 1 percent primarily due to lower demand for water systems products in North America partially offset by increased export sales.

Lower demand in North America is attributed to extremely wet weather conditions in the eastern half of the country. Sales of fueling systems products increased $1.5 million from the same period last year or about 9 percent of comparable fueling systems products sales for the prior year. For the first nine months of 2003, sales were $263.3 million, an increase of 1.7 percent compared to 2002 sales of $258.9 million. Sales for the first nine months of 2003 were increased by the strengthening of foreign currencies ($11.3 million) and inclusion of INCON sales ($4.1 million). Excluding the impact of the change in exchange rates and INCON sales, the Company's sales were down about 4.2 percent primarily due to lower demand in North America and Europa (i.e., Europe, Middle East and North Africa).

Cost of sales as a percent of net sales for the third quarter of 2003 was 69.1 percent, a decrease from 69.6 percent for the same period in 2002. Cost of sales as a percent of net sales for the year to date 2003 was 69.8 percent, a decrease from 71.4 percent for the same period in 2002. The decrease is attributable to productivity improvements and cost reductions as well as increased sales of fueling system products as a percentage of total sales.

Selling and administrative expenses as a percent of net sales for the third quarter of 2003 were 14.9 percent compared to 14.4 percent for the same period in 2002. Selling and administrative expenses as a percent of net sales for year to date 2003 were 16.5 percent compared to 15.1 percent for the year to date 2002. The year to date increase in selling and administrative expenses of $4.5 million was primarily attributable to the impact of stronger foreign currencies, $1.3 million, primarily the euro; the INCON acquisition, $1.2 million; and selling costs associated with new product launches.

The effective tax rate on income before income taxes in 2003 and 2002 varies from the United States statutory rate of 35 percent principally due to the effect of state and foreign income taxes and related tax credits. The effective tax rate for the first nine months of 2003 has decreased to about 33 percent from the prior year effective rate of 36 percent due to the benefits (some of which are applicable to the current year only) realized from increased tax credits from tax planning activities.

Net income for the third quarter of 2003 was $10.5 million, or $.93 per diluted share, a 9 percent increase compared to net income of $9.6 million, or $.85 per diluted share, for the same period a year ago. Year to date 2003 net income was $23.9 million, or $2.12 per diluted share, a 7 percent increase compared to year to date 2002 net income of $22.3 million, or $1.96 per diluted share.

During the third quarter the Company's Board of Directors approved a manufacturing re-alignment program. The program includes expanding production capacity in Mexico and the Czech Republic. It also includes curtailing some manufacturing operations in the USA and Western Europe. The total capital investment required to implement the program is expected to be $20 million. The capital will be invested from 2004 through 2006. In addition, the Company also estimates that for full year 2003 the incremental expenses associated with the construction and start-up of these facilities, as well as the recently completed facility in China, to be $1 million incurred relatively evenly throughout the year. During the two year period beginning January, 2004, management currently estimates that the one-time costs associated with construction and start-up of the new facilities and consolidation of existing operations will total approximately $10 million. Based on current plans, more than half of these incremental costs will be recognized in the last three quarters of 2004 with the balance expected to be recognized in the first three quarters of 2005. These costs will be recognized as incurred and are anticipated to result in a material reduction in the cost structure of the Company in late 2005 and beyond.

Capital Resources and Liquidity
-------------------------------

Cash and cash equivalents decreased $2.1 million during the first nine months of 2003. The principal source of cash was earnings from operations, $23.9 million. Cash was used to repay long term debt, $18.4 million, fund payments to employee benefit plans, $4.0 million and increases in inventories, $2.9 million. Working capital increased $3.9 million during the first nine months of 2003. The current ratio was 2.3 and 2.2 at September 27, 2003 and December 28, 2002, respectively.

Net cash flows used in investing activities were $9.1 million and were principally used for additions to plant and equipment, $8.9 million. The Company also purchased $9.8 million of its common stock during the first nine months of 2003.

Critical Accounting Policies and Estimates
------------------------------------------

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, accounts receivable, inventories, recoverability of long-lived assets, intangible assets, income taxes, warranty obligations, pensions and other employee benefit plan obligations, and contingencies. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------
The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of intercompany balances utilizing a global netting system and limited use of foreign currency denominated debt. Interest rate exposure is limited to variable rate interest borrowings under the Company's revolving credit agreement and an interest rate swap agreement.

Item 4.  Controls and Procedures
--------------------------------
The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

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

         A Current Report on Form 8-K was filed with the SEC by the Company on July 16, 2003, pursuant to Item 9, "Regulation FD Disclosure" and
         Item 12, "Disclosure of Results of Operations and Financial Condition", to report the Company's issuance of a press release setting forth its second-quarter 2003 earnings.

                                SIGNATURES
                                ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FRANKLIN ELECTRIC CO., INC.
                                         ---------------------------
                                                 Registrant




Date xxxxxx xx, 2003            By  /s/ R. Scott Trumbull
     ----------------------         ---------------------------
                                    R. Scott Trumbull, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date xxxxxx xx, 2003             By  /s/ Gregg C. Sengstack
     ----------------------         ---------------------------
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


 Date:     November 3, 2003
           -----------------------


           /s/ R. Scott Trumbull
           ------------------------
            R. Scott Trumbull
            Chairman and Chief Executive Officer
            Franklin Electric Co., Inc.

                               EXHIBIT (31)(ii)
                               ----------------
                      CERTIFICATION OF CHIEF FINANCIAL OFFICER
                      ----------------------------------------
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
           ---------------------------------------------------------

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

 Date:     November 3, 2003
           ----------------------


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


Date: November 3, 2003
      ---------------------------

      /s/ R. Scott Trumbull
      ---------------------------
      R. Scott Trumbull
       Chairman and Chief Executive Officer
       Franklin Electric Co., Inc.


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


Date: xxxxxx xx, 2003
      ---------------------------


      /s/ Gregg C. Sengstack
      ---------------------------
       Gregg C. Sengstack
       Senior Vice President, Chief Financial Officer and Secretary Franklin Electric Co., Inc.


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