Form 10-K
period 2004-01-03
FRANKLIN ELECTRIC CO INC
filed 2004-02-20
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                              --------------------

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM        TO
                                               ------    -----

                         COMMISSION FILE NUMBER 0-362

                          FRANKLIN ELECTRIC CO., INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               INDIANA                                          35-0827455
   (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

        400 EAST SPRING STREET                                  46714-3798
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

                   YES   X                             NO
                       -----                              -----
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at June 28, 2003 (the last business day of the registrant's most recently completed second quarter) was $608,480,304. The stock price used in this computation was the last sales price on that date.

       NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 13, 2004:

                               10,988,572 SHARES
                               -----------------

                                 Page 1 of 102

                    DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2004 (Part III).

The exhibits filed with this Form 10-K are listed in the exhibit index located on pages 47-48.

                              TABLE OF CONTENTS

                                                               Page
                                                               ----
Part I

     Item 1.  Business........................................ 4-6
     Item 2.  Properties...................................... 6-7
     Item 3.  Legal Proceedings............................... 7
     Item 4.  Submission of Matters to a Vote of
              Security Holders................................ 7
              Supplemental Item - Executive
              Officers of the Registrant...................... 7-8
Part II

     Item 5.  Market for Registrant's Common Equity
              and Related Stockholder Matters................. 8
     Item 6.  Selected Financial Data......................... 9
     Item 7.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations...................................... 10-16
     Item 7A. Quantitative and Qualitative Disclosures About
              Market Risk .................................... 16
     Item 8.  Financial Statements and Supplementary Data..... 17-41
     Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.......... 42
     Item 9A. Controls and Procedures......................... 42

Part III

     Item 10. Directors and Executive Officers
              of the Registrant............................... 42
     Item 11. Executive Compensation.......................... 43
     Item 12. Security Ownership of Certain
              Beneficial Owners and Management,
              and Related Stockholder Matters................. 43
     Item 13. Certain Relationships and Related
              Transactions.................................... 43
     Item 14. Principal Accountant Fees and Services.......... 43

Part IV

     Item 15. Exhibits, Financial Statement Schedules
              and Reports on Form 8-K......................... 44-45

Signatures     ............................................... 46

Exhibit Index  ............................................... 47-48

                                  PART I
                                  ------

ITEM 1. BUSINESS
----------------

Franklin Electric Co., Inc. is an Indiana corporation founded in 1944 and incorporated in 1946 that, together with its subsidiaries, conducts business in a single reportable segment: the design, manufacture and distribution of electric motors, electronic controls and related parts and equipment. Except where the content otherwise requires, "Franklin Electric" or the "Company" shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Description of Business
-----------------------

Franklin Electric, a technical leader in electric motors, drives and controls, is the world's largest manufacturer of submersible water and fueling systems motors, a manufacturer of underground fueling systems hardware and flexible piping systems and a leader in engineered industrial motor products.

Franklin Electric's motors are used principally in submersible motor applications for pumping fresh water, fuel, wastewater and other liquids in a variety of applications including residential, industrial, agriculture, fueling, off-shore drilling, and mining. The Company also manufactures other industrial electric motors which are used in a wide variety of applications including gasoline dispensers, paint handling equipment, electric hoists, explosion-proof vapor exhaust fans, vacuum pumping systems, food preparation equipment, as well as commercial and industrial water, fuel and other liquid pumping systems. Franklin Electric also manufactures electronic controls for the motors which control functionality and provide protection from various hazards, such as electric surges, over-heating or dry wells and tanks. Along with the fueling motor applications, the Company supplies a variety of products to the petroleum equipment industry included with the submersible pumping systems, such as flexible piping, electronic tank monitoring equipment, fittings, and vapor recovery systems.

The Company's products are sold principally in the United States, Europe, South Africa, Australia, Mexico, Japan, China and other world markets. The Company's products are also sold through independent distributors and repair shops.

The market for the Company's products is highly competitive and includes both large and small suppliers. The Company's submersible water, fueling and industrial motor products and related equipment are sold to original equipment manufacturers of pumps, compressors, fans, swimming pool equipment, medical furniture and business machines as well as industrial equipment distributors, major oil and utility companies.

ITT Industries, Inc., and its various subsidiaries and affiliates, accounted for 18.0 percent, 18.2 percent and 18.7 percent of the Company's consolidated sales in 2003, 2002, and 2001, respectively. Sta-Rite Industries, Inc., a subsidiary of Wisconsin Energy Corporation, accounted for 13.6 percent and
11.5 percent of the Company's consolidated sales in 2003 and 2002, respectively.

The Company offers normal and customary trade terms to its customers, no significant part of which is of an extended nature. Special inventory requirements are not necessary, and customer merchandise return rights do not extend beyond normal warranty provisions.

The principal raw materials used in the manufacture of the Company's products are steel in coils and bars, stainless steel, copper wire, and aluminum ingot. Major components are capacitors, motor protectors, forgings, gray iron castings and bearings. Most of these raw materials are available from many sources in the United States and in many world markets. In the opinion of management, no single source of supply is critical to the Company's business. Availability of fuel and energy is adequate to satisfy current and projected overall operations unless interrupted by government direction or allocation.

During 2002, the Company paid $30.3 million for acquisitions, net of cash acquired, of which $24.3 million was recorded as goodwill based on the estimated fair values of the net assets acquired. Included in the acquisitions were Coverco, a manufacturer of submersible and industrial electric motors and controls in Italy, and Intelligent Controls, Inc. (INCON), a producer of fueling systems electronic leak detection and inventory management systems controls in Maine. See also Footnote 2.

The Company employed approximately 2,500 persons at the end of 2003.

Segment and Geographic Information
----------------------------------

Segment and geographic information is included within this Form 10-K on pages
39.

Research and Development
------------------------

The Company spent approximately $6.0 million in 2003, $6.0 million in 2002, and $5.2 million in 2001 on activities related to the development of new products, on improvements of existing products and manufacturing methods, and on other applied research and development.

In 2003, the Company continued development of a more corrosion resistant 4" submersible motor, expanded the line of variable speed constant pressure motor systems for residential applications, and developed an integrated fuel management system for the petroleum equipment industry. The Company developed a HydroDuty(tm) motor based on its submersible electric motor technology for use in industrial applications where electric motors must withstand repeated wash-downs for sanitation and other reasons. Research continued on new materials and processes designed to achieve higher quality and more cost-effective construction of the Company's high volume products.

The Company owns a number of patents, trademarks and licenses. In aggregate, these patents are of material importance in the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.

Backlog
-------

The dollar amount of backlog at the end of 2003 and 2002 was as follows:

                                           (In thousands)
                                        2003            2002
                                        ----            ----

     Backlog.......................  $14,104         $18,890

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2004. The Company's sales in the first quarter are generally less than the sales of other quarters due to generally lower construction activity during that period in the northern hemisphere. Beyond that there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

Environmental Matters
---------------------

The Company believes that it is in compliance with all applicable federal, state and local laws concerning the discharge of material into the environment, or otherwise relating to the protection of the environment. The Company has not experienced any material costs in connection with environmental compliance, and does not believe that such compliance will have any material adverse effect upon the financial position, capital expenditures, earnings or competitive position of the Company.

Available Information
---------------------

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


ITEM 2. PROPERTIES
------------------

The Company maintains its principal executive offices in Bluffton, Indiana; manufacturing plants are located in the United States and abroad. Location and approximate square footage for the Company's principal facilities are described below. All principal properties are owned or held under operating leases.

The Company's principal properties are as follows:
                                           Acres        Approximate
     Location                             of Land       Square Feet
     --------                             -------       -----------
Bluffton, Indiana                          35.8           406,000
Siloam Springs, Arkansas                   32.6           240,000
Wilburton, Oklahoma                        30.0           327,000
Jonesboro, Indiana (1)                      -              35,000
Grant County, Indiana                       9.0            24,000
Muskegon, Michigan                         10.8           114,000
Saco, Maine (1)                             -              17,000
McFarland, Wisconsin (1)                    -              23,000
Suzhou, China                               4.9            51,000
Wittlich, Rhineland, Germany                6.9            77,000

Brno, Czech Republic                        2.3            51,000
Berzo Demo, Italy (1)                       -              23,000
Motta di Livenza, Italy                     5.0            39,000
Linares, Mexico                            10.0           150,000
Nine facilities, each with less
  than 25,000 square feet(2)                1.7            87,000
                                          -----         ---------
Total                                     149.0         1,664,000
                                          =====         =========

In the Company's opinion, its facilities are suitable for their intended use, adequate for the Company's business needs and in good condition.

(1)   Leased facility.
(2) Eight of the facilities are leased and in the aggregate have approximately 67,000 square feet.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The names, ages and all positions and offices held by the executive officers of the Company are:
                                                             In this
     Name            Age        Positions and Offices    office since
     ----            ---        ---------------------    ------------

R. Scott Trumbull     55     Chairman of the Board and        2003
                              Chief Executive Officer
Jess B. Ford          52     Senior Vice President            1999
Peter C. Maske        53     Senior Vice President and        1999
                              President of Europa
Gregg C. Sengstack    45     Senior Vice President,           1999
                              Chief Financial Officer,
                              and Secretary
Donald R. Hobbs       62     Vice President, Submersible      1996
                              Motor Marketing
Thomas A. Miller      54     Vice President, Electronic       1998
                              Technology
Kirk M. Nevins        60     Vice President, Sales            1995
Robert J. Stone       39     Vice President, Submersible      2003
                              Engineering, Technology
                              and Procurement

Dan Crose             55     Vice President, North American   2003
                              Operations

All executive officers are elected annually by the Board of Directors at the Board meeting held in conjunction with the annual statutory meeting of shareowners. Thereafter they are elected for one-year terms or until their successors have been elected. All executive officers have been executives or in a management position of Franklin Electric Co., Inc. for the last five years with the exception of R. Scott Trumbull and Dan Crose. R Scott Trumbull has been a Director of Franklin for the last five years and was Executive Vice President and Chief Financial Officer of Owens-Illinois, Inc. prior to joining Franklin Electric Co., Inc. in 2003. Dan Crose was Senior Vice President of Operations at Hamilton Beach/Proctor Silex, Inc. prior to joining Franklin Electric Co., Inc. in 2001.


PART II
-------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The number of shareowners of record as of February 13,2004 was 1,088. The Company's stock is traded on Nasdaq National Market: Symbol FELE.

All share and per share data included in this Form 10-K reflect the Company's two-for-one stock split effected in the form of a 100 percent stock distribution made on March 22, 2002. Dividends paid and the price range per common share as quoted by the Nasdaq National Market for 2003 and 2002 were as follows:

              DIVIDENDS PER SHARE              PRICE PER SHARE
                  2003  2002              2003                2002
                                     Low       High       Low       High
1st Quarter...   $.13  $.12       $47.000   $58.140    $40.600   $53.900
2nd Quarter...   $.14  $.13       $45.990   $59.950    $43.520   $60.528
3rd Quarter...   $.14  $.13       $51.430   $64.000    $39.900   $52.640
4th Quarter...   $.14  $.13       $55.340   $65.600    $41.151   $51.000

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------


The following selected financial data should be read in conjunction with our consolidated financial statements. The information set forth below is not necessarily indicative of future operations.


FIVE YEAR FINANCIAL SUMMARY
------------------------------------------------------------------------------------------------------------
FRANKLIN ELECTRIC CO., INC.
(In thousands, except per share amounts)
                                              2003      2002      2001      2000      1999
                                                        <F1>                <F2>
------------------------------------------------------------------------------------------------------------
Operations:
  Net sales.............................  $359,502  $354,872  $322,908  $325,731  $293,236
  Gross profit..........................   110,996   104,935    92,871    85,186    84,171
  Interest expense......................     1,107     1,317     1,193     1,111     1,317
  Income taxes .........................    16,847    18,273    16,235    13,683    15,591
  Net income............................    34,480    32,204    27,150    22,226    26,805
  Depreciation and amortization.........    13,748    12,878    12,660    10,839     7,460
  Capital expenditures..................    15,261    15,568     6,709    14,108    13,691
Balance sheet:
  Working capital <F3>..................    82,640    62,762    69,158    54,897    56,886
  Property, plant and equipment, net....    83,916    76,033    58,839    64,604    57,047
  Total assets..........................   281,971   258,583   195,643   197,179   176,101
  Long-term debt........................    14,960    25,946    14,465    15,874    17,057
  Shareowners' equity...................  $192,938  $153,138  $123,269  $115,998  $ 96,293
Other data:
  % Net income to sales.................      9.6%      9.1%      8.4%      6.8%      9.1%
  % Net income to total average assets..     12.8%     14.2%     13.8%     11.9%     15.6%
  Current ratio <F4>....................      2.8       2.2       2.7       2.2       2.2
  Number of common shares outstanding...    10,914    10,824    10,668    11,008    10,826
Per share:
  Market price range
  High..................................  $  65.60  $  60.53  $  42.64  $  36.50  $  37.438
  Low...................................     45.99     39.90     32.00     26.125    29.50
  Net income per weighted-average
      common share......................      3.19      2.98      2.49      2.04      2.44
  Net income per weighted-average
    common share, assuming dilution.....      3.05      2.83      2.39      1.96      2.30
  Book value <F5>.......................     17.05     13.47     10.84     10.21      8.27
  Cash dividends on common stock........  $   0.55  $   0.51  $   0.47  $   0.43  $   0.39
------------------------------------------------------------------------------------------------------------

<F1> Includes the results of operations of its wholly-owned subsidiaries Coverco S.r.l. and Intelligent
     Controls, Inc., since their acquisition on January 7, 2002 and July 16, 2002, respectively.
<F2> Includes the results of operations of its wholly-owned subsidiaries EBW, Inc. and Advanced Polymer
     Technology, Inc., since their acquisition on August 31, 2000.
<F3> Working capital = Current assets minus Current liabilities
<F4> Current ratio = Current assets divided by Current liabilities
<F5> Book value = Shareowners equity divided by Weighted average common shares assuming full dilution

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

OVERVIEW
--------
Sales and earnings for 2003 were up from 2002. The increase in sales is attributable to the impact of foreign exchange rate changes and the full year impact of a 2002 acquisition. Sales improvements also occurred in fueling systems motors and related products, large submersible motors and international product sales. These improvements were partially offset by decline in North American and European small submersible motor sales. Prior year sales of small submersible motors were exceptionally strong due to weather conditions and an announced price increase effective in 2003. Earnings improved in 2003 as the Company's focus on productivity yielded improvements. Warranty costs were lower year over year and tax planning activities reduced the effective tax rate.

RESULTS OF OPERATIONS
---------------------
Net sales for 2003 were $359.5 million, a 1 percent increase from 2002 net sales of $354.9 million. Foreign currencies, particularly the euro and the Rand, strengthened relative to the U.S. dollar during 2003. The impact of the changes in exchange rates was a $15.9 million increase in the Company's reported 2003 sales. Net sales also increased due to full year sales related to the INCON acquisition in mid 2002, an increase of $4.7 million. Excluding the impact of changes in foreign currencies and the full year impact of the 2002 acquisition, net sales decreased $16.0 million or 5%. The sales decrease of $16.0 million relates primarily to decreased demand for submersible water products to North American customers of about $8.5 million and lower demand by European customers of about $8.8 million (when comparing both years at the current year exchange rate). Last year sales were unusually strong in the North American residential water well market as drought conditions prevailed over much of the East Coast and due to a 2003 price increase announced prior to the 2002 year end. This year residential water sales have fallen back to historical levels. Lower demand in Europe is attributed to generally wetter conditions and also to the impact of the conflict in the Middle East. Net sales for 2002 were $354.9 million, a 9.9 percent increase from 2001 net sales of $322.9 million. The increased sales were primarily the result of strong North American residential submersible electric motor sales, as well as the inclusion of Coverco, a January 2002 acquisition, and INCON, a July 2002 acquisition. Sales from these acquisitions represented 5.2 percent of sales for the year. These increases were partially offset by lower demand from the petroleum equipment industry.

Cost of sales as a percent of net sales for 2003, 2002 and 2001 was 69.1 percent, 70.4 percent and 71.2 percent, respectively. Cost of sales as a percent of net sales decreased in 2003 from 2002 primarily as a result of improved productivity which lowered labor and overhead costs by about 0.7 percent of net sales, changes in product mix from small residential motors to larger motors and fueling systems products which decreased labor and overhead costs by about 0.5 percent and quality improvements which reduced warranty costs by about 0.4 percent of net sales. Cost of sales as a percent of net sales decreased in 2002 from 2001 primarily as a result of productivity improvements and lower costs in key commodities. The Company has achieved these results by continually focusing on improving its productivity and quality as well as identifying alternative sources for certain materials.

Selling and administrative ("SG&A") expense as a percent of net sales for 2003, 2002 and 2001 was 16.4 percent, 15.4 percent and 14.7 percent, respectively. The increase of SG&A expenses in 2003 over 2002 was primarily due to the effect of changes in the foreign exchange rate, $1.4 million, and costs incurred for tax planning activities, $1.2 million. The Company also recognized full year SG&A costs related to the INCON acquisition, a $1.1 million year over year increase, and has incurred additional SG&A costs for its new plant in Mexico and the launch of new electronic products related to submersible motors.

Interest expense for 2003, 2002 and 2001 was $1.1 million, $1.3 million and $1.2 million, respectively.

Included in other income for 2003, 2002 and 2001 was interest income of $0.4 million, $0.5 million and $0.6 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.

Foreign currency-based transactions produced a gain for 2003 of $0.3 million. The foreign currency-based transaction gain was due primarily to the strengthening euro relative to the U.S. dollar during most of 2003.

The provision for income taxes in 2003, 2002 and 2001 was $16.8 million, $18.3 million and $16.2 million, respectively. The effective tax rate in 2003 of
32.8 percent is lower than the 2002 rate of 36.2 percent as a result of tax credits realized in 2003. The tax credits, some of them from prior years, resulted from tax planning activities performed in 2002 and 2003 in the areas of foreign income exclusion which reduced the rate by 4.0 percent and R&D which reduced the rate by 1.2 percent. The effective tax rate differs from the United States statutory rate of 35 percent, due to the foreign income exclusion and R&D credits and to the effects of state and foreign income taxes, net of federal tax benefits.

Net income for 2003 was $34.5 million, or $3.05 per diluted share, compared to 2002 net income of $32.2 million, or $2.83 per diluted share. Net income for 2001 was $27.2 million, or $2.39 per diluted share. All share and per share data reflects the Company's two-for-one stock split effected in the form of a 100 percent stock distribution made on March 22, 2002.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $47.0 million, $54.6 million and $39.9 million in 2003, 2002 and 2001, respectively. The primary source of cash from operations for 2003 was earnings. The operating cash flow decrease in 2003 is related to an increase in inventory, $2.1 million and payments to employee benefit plans, $4.0 million. Inventories increased $2.1 million, primarily in finished goods, as sales were lower than anticipated for the year. The impact of the strengthening euro and Rand increased inventory values by $4.1 million in Europe and South Africa. The 2002 operating cash flow increase was related to increased earnings and decreases in inventories and accounts receivable. Inventories decreased due to increased sales during 2002 because of the near drought conditions in the East as discussed in Results of Operations above.

Net cash flows used in investing activities were $15.5 million, $57.2 million and $10.2 million in 2003, 2002 and 2001, respectively. The primary uses of cash in 2003 were additions to property plant and equipment. The primary uses of cash in 2002 were for the acquisitions of Coverco and INCON. The Company paid an aggregate of $30.3 million for these two acquisitions, net of cash acquired. During the third quarter of 2002, the Company paid $10.5 million in cash as contingent consideration in accordance with the terms of an agreement entered into in 1998 in which the Company purchased certain operating and intangible assets from a motor manufacturer.

Net cash flows used in financing activities were $24.0 million and $19.0 million in 2003 and 2001, respectively. Financing activities in 2002 generated $0.5 million cash flow. The primary use of cash in 2003 was the repayment of long term debt, $19.9 million. Another principal use of cash during 2003, 2002 and 2001 was purchases of Company common stock under the Company's repurchase program and the payment of dividends. During 2003, 2002 and 2001, the Company repurchased, or received as consideration for stock options exercised, 283,563, 223,499 and 408,200 shares of its common stock for $14.8 million, $10.5 million and $14.2 million, respectively. The Company paid $5.9 million, $5.5 million and $5.1 million in dividends on the Company's common stock in 2003, 2002 and 2001, respectively. The Company has authority under its Board-approved stock repurchase program to purchase an additional 465,106 shares of its common stock after January 3, 2004.

Cash and cash equivalents at the end of 2003 were $30.0 million compared to $20.1 million at the end of 2002. Working capital increased $19.8 million in 2003 and the current ratio of the Company was 2.8 and 2.2 at the end of 2003 and 2002, respectively.

Principal payments of $1.0 million per year on the Company's $20.0 million of unsecured long-term debt began in 1998 and will continue until 2008 when a balloon payment of $10.0 million will fully retire the debt. In November 2001, the Company entered into an unsecured, 38-month $60.0 million revolving credit agreement (the "Agreement"). The Agreement includes a facility fee of one-eighth of one percent on the committed amount. The Company's borrowings under the Agreement totaled $0.0 million and $10.1 at January 3, 2004 and December 28, 2002, respectively. The Company is subject to certain financial covenants with respect to borrowings, interest coverage, working capital, net worth, loans or advances, and investments. The Company was in compliance with all debt covenants at all times in 2003 and 2002. See Note 6.

At January 3, 2004, the Company had $4.5 million of commitments for the construction of a building in Linares, Mexico, and the purchase of machinery and equipment.

Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet current commitments.

AGGREGATE CONTRACTUAL OBLIGATIONS
---------------------------------
Most of the Company's contractual obligations to make payments to third parties are debt obligations. In addition, the Company has certain contractual obligations for future lease payments, as well as, purchase obligations. The payment schedule for these contractual obligations is as follows:

(In thousands)
------------------------------------------------------------------------------
                                   Less                            More
                                   than                            than
                      Total       1 Year   2-3 Years  4-5 Years   5 Years
                      -----       ------   ---------  ---------   -------

Debt ............... $14,141     $1,000      $2,050    $11,091     $-
Capital leases......   2,211        392         913        697      209
Operating leases ...   4,288      2,236       1,665        382        5
Purchase Obligations   4,503      4,503         -          -        -
                     -------     ------      ------    -------     ----
                     $25,143     $8,131      $4,628    $12,170     $214
                     =======     ======      ======    =======     ====

Note: The Company also has pension and other post-retirement benefit obligations not included in the above table which will result in future payments.

ACCOUNTING PRONOUNCEMENTS
-------------------------
In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". Statement 150 affects an entity's accounting for freestanding financial instruments: mandatorily redeemable shares, put options, forward purchase contracts, and debt obligations. Most of the provisions are consistent with the existing FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining portion of Statement 150 encompasses certain obligations that an entity can or must settle by issuing equity shares, pending the relationship between the holder and issuer. The adoption of this pronouncement does not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. The FSP concludes that companies will be permitted to recognize that amount for year-end 2003 financial statements pursuant to FAS 106 or to delay having to report the effects of the Act until remaining questions are resolved. Pursuant to guidance from the FASB under FSP FAS 106-1, the Company has chosen to defer recognition of the potential effects of the Act for 2003 disclosures. The impact of the Act on the Company's accumulated pension benefit obligation and net periodic postretirement benefit cost has not been determined. When issued, the authoritative guidance on the accounting for the subsidy will address transition.

In December 2003, FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The revision requires that companies provide more detail concerning plan assets, benefit obligations, cash flows, benefit costs, and other relevant information. Plan assets should be broken down by category, whereby describing investment policies, strategies, and target ranges. The Statement is effective for financial statements with fiscal years ending after December 15, 2003. However, disclosure of estimated future benefit payments is effective for fiscal years ending after June 15, 2004. In compliance with Statement 132, the

Company has expanded detail regarding plan assets, benefit obligations, benefit costs, and other pertinent information.

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

Revenue Recognition:
Products are shipped utilizing common carriers direct to customers or, for consignment products, to customer specified warehouse locations. Sales are recognized when the Company's products are shipped direct or transferred from a warehouse location to the customer, at which time transfer of ownership and risk of loss pass to the customer. The Company reduces sales revenues for discounts based on past experience. Differences may result in the amount of discounts if actual experience differs significantly from management estimates; such differences have not historically been material.

Accounts Receivable:
Accounts receivable is comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining allowances, historical trends are evaluated and economic conditions and specific customer issues are reviewed to arrive at appropriate allowances. Allowance levels change as customer-specific circumstances and the other analysis areas noted above change. Differences may result in the amount for allowances if actual experience differs significantly from management estimates; such differences have not historically been material.

Inventory Valuation:
The Company uses certain estimates and judgments to value inventory. Inventory is recorded at the lower of cost or market. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage and management's evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded or changed. Significant fluctuations in demand or changes in market conditions could impact management's estimates of necessary reserves. Excess and obsolete inventory is periodically disposed through sale to third parties, scrapping or other means, and the reserves are appropriately reduced. Differences may result in the amount for reserves if actual experience differs significantly from management estimates; such differences have not historically been material.

Goodwill and other intangible assets:
Under the requirements of SFAS no. 142, "Goodwill and other Intangible Assets", goodwill is no longer amortized; however it is tested for impairment annually or more frequently whenever events or change in circumstances indicate that the asset may be impaired. The Company performs impairment reviews for its reporting unit using future cash flows based on management's judgments and assumptions. An asset's value is impaired if our estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated are less than the carrying amount of the reporting unit including goodwill. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the reporting unit including goodwill over the fair value. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Income taxes:
Under the requirements of SFAS No. 109, "Accounting for Income Taxes", we record deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to deferred tax assets and liabilities.

Warranty obligations:
Warranty terms are generally two years from date of manufacture or one year from date of installation. Warranty liability is recorded when revenue is recognized and is based on actual historical return rates from the most recent warranty periods. While the Company's warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates.

Pension and employee benefit obligations:
With the assistance of actuaries and investment advisors the Company selects the discount rate to be used to determine pension and post-retirement plan liabilities based on a review of Moody's Aa bond ratings and U.S Treasury rates. A change in the discount rate selected by the Company of 25 basis points would result in a change of about $0.1 million of employee benefit expense. The Company consults with actuaries, asset allocation consultants and investment advisors to determine the expected long term rate of return on plan assets based on historical and projected rates of return on the types of assets in which the plans have invested. A change in the long term rate of return selected by the Company of 25 basis points would result in a change of about $0.3 million of employee benefit expense. See Note 3.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------
Any forward-looking statements contained herein involve risks and uncertainties, including, but not limited to, general economic and currency conditions, various conditions specific to the Company's business and industry, market demand, competitive factors, supply constraints, technology factors, government and regulatory actions, the Company's accounting policies, future trends, and other risks, all as described in Exhibit 99.1 of this Form 10-K. These risks and uncertainties may cause actual results to differ materially from those indicated by the forward-looking statements. Any forward-looking statements included in this Form 10-K are based upon information presently available. The Company does not assume any obligation to update any forward-looking information.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of intercompany balances utilizing a global netting system and limited use of foreign currency denominated debt. Interest rate exposure is limited to variable rate interest borrowings under the Company's revolving credit agreement and an interest rate swap. Additional information regarding the use of an interest rate swap is included in Note Seven to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
------------------------------------------------------------------------------
                                              2003        2002        2001
(In thousands, except per share amounts)
------------------------------------------------------------------------------

Net sales.............................    $359,502    $354,872    $322,908
Cost of sales (including research
  and development expenses of $5,995,
  $6,035 and $5,232, respectively)....     248,506     249,937     230,037
                                          --------    --------    --------

Gross profit..........................     110,996     104,935      92,871

Selling and administrative expenses...      59,106      54,637      47,522
                                          --------    --------    --------

Operating income......................      51,890      50,298      45,349

Interest expense......................      (1,107)     (1,317)     (1,193)
Other income (expense),net............         278         130        (239)
Foreign exchange income (loss)........         266       1,366        (532)
                                          --------    --------    --------

Income before income taxes............      51,327      50,477      43,385

Income taxes (Note 5).................      16,847      18,273      16,235
                                          --------    --------    --------

Net income............................    $ 34,480    $ 32,204    $ 27,150
                                          ========    ========    ========

Per share data (Note 9):

  Net income per common share.........    $   3.19    $   2.98    $   2.49
                                          ========    ========    ========

  Net income per common share,
    assuming dilution.................    $   3.05    $   2.83    $   2.39
                                          ========    ========    ========

  Dividends per common share..........    $    .55    $    .51    $    .47
                                          ========    ========    ========


              See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
------------------------------------------------------------------------------
ASSETS
                                                   2003         2002
(In thousands)
------------------------------------------------------------------------------

Current assets:
  Cash and equivalents........................ $ 29,962     $ 20,133
  Receivables (less allowances of $1,949
    and $1,907, respectively).................   29,194       31,711
  Inventories:
    Raw materials.............................   17,733       16,115
    Work-in-process...........................    6,636        7,481
    Finished goods............................   40,686       33,905
    LIFO reserve..............................  (10,402)      (9,233)
                                               --------     --------
                                                 54,653       48,268
  Other current assets (including deferred
    income taxes of $9,672 and $8,615,
    respectively, Note 5).....................   14,232       12,897
                                               --------     --------
      Total current assets....................  128,041      113,009

Property, plant and equipment, at cost:
  Land and buildings..........................   44,577       34,126
  Machinery and equipment.....................  147,368      141,347
                                               --------     --------
                                                191,945      175,473
    Less allowance for depreciation...........  108,029       99,440
                                               --------     --------
                                                 83,916       76,033
Deferred and other assets (including deferred
   income taxes of $0 and $1,391,
   respectively, Note 5)......................   13,828       16,504
Goodwill......................................   56,186       53,037
                                               --------     --------


Total Assets.................................. $281,971     $258,583
                                               ========     ========



               See Notes to Consolidated Financial Statements.

------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
                                                   2003         2002
(In thousands)
------------------------------------------------------------------------------

Current liabilities:
  Current maturities of long-term debt and
    short-term borrowings (Note 6)............ $  1,392     $  1,467
  Accounts payable............................   15,958       18,584
  Accrued expenses (Note 4)...................   28,051       28,484
  Income taxes (Note 5).......................      -          1,712
                                               --------     --------
    Total current liabilities.................   45,401       50,247

Long-term debt (Note 6).......................   14,960       25,946
Deferred Income Taxes.........................    4,354          -

Employee benefit plan obligations (Note 3)....   18,697       23,988

Other long-term liabilities...................    5,621        5,264

Shareowners' equity (Note 7):
  Common shares outstanding
    (10,914 and 10,824, respectively).........    1,091        1,082
  Additional capital..........................   46,917       34,079
  Retained earnings...........................  139,057      125,308
  Loan to ESOP Trust (Note 3).................     (897)      (1,130)
  Accumulated other comprehensive
    income (loss).............................    6,770       (6,201)
                                               --------     --------
    Total shareowners' equity.................  192,938      153,138
                                               --------     --------

Total Liabilities and Shareowners' Equity..... $281,971     $258,583
                                               ========     ========



              See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
------------------------------------------------------------------------------
                                                 2003       2002       2001
(In thousands)
------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income................................. $34,480    $32,204    $27,150
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Depreciation and amortization............  13,748     12,878     12,660
    Deferred income taxes....................   3,117        664      2,916
    Loss on disposals of plant
      and equipment..........................     489        428      1,980
    Changes in assets and liabilities,
    excluding the effects of acquisitions:
      Receivables............................   4,875      3,125      2,963
      Inventories............................  (2,140)     7,434       (697)
      Accounts payable and other
        accrued expenses.....................  (4,439)      (315)    (8,028)
      Employee benefit plan obligations......  (2,584)     1,128       (718)
      Other, net.............................    (582)    (2,923)     1,697
                                              -------    -------    -------
Net cash flows from operating activities.....  46,964     54,623     39,923
                                              -------    -------    -------
Cash flows from investing activities:
  Additions to plant and equipment........... (15,261)   (15,568)    (6,709)
  Proceeds from sale of plant and equipment..     241         20        354
  Additions to deferred assets...............    (434)   (14,312)      (802)
  Purchases of marketable securities.........     -          -       (2,999)
  Cash paid for acquisitions, net of cash
    acquired (Note 2)........................     -      (30,344)       -
  Proceeds from maturities of marketable
    securities...............................     -        2,999        -
                                              -------    -------    -------
Net cash flows from investing activities..... (15,454)   (57,205)   (10,156)
                                              -------    -------    -------
Cash flows from financing activities:
  Borrowing of long-term debt................   6,648      8,575        -
  Repayment of long-term debt (Note 6)....... (19,853)    (1,408)    (1,016)
  Borrowing on line of credit and short-term
    borrowings...............................  11,000      3,000     11,055
Repayment of line of credit and short-term
borrowings................................... (11,024)    (3,017)   (11,073)
  Proceeds from issuance of common stock.....   4,750      2,320      1,059
  Purchases of common stock (Note 7).........  (9,782)    (3,662)   (14,157)
  Reduction of loan to ESOP Trust............     233        232        232
  Dividends paid.............................  (5,946)    (5,505)    (5,122)
                                              -------    -------    -------
Net cash flows from financing activities..... (23,974)       535    (19,022)
                                              -------    -------    -------
Effect of exchange rate changes on cash......   2,293      1,430        374
                                              -------    -------    -------
Net change in cash and equivalents...........   9,829       (617)    11,119
Cash and equivalents at beginning of year....  20,133     20,750      9,631
                                              -------    -------    ------
Cash and equivalents at end of year.......... $29,962    $20,133    $20,750
                                              =======    =======    =======

Cash paid during 2003, 2002, and 2001 for interest was $1.2 million, $1.3 million and $1.1 million, respectively. Also, cash paid during 2003, 2002 and 2001 for income taxes was $13.8 million, $16.6 million and $13.1 million, respectively.




              See Notes to Consolidated Financial Statements.

<OPTION>
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------

(In thousands, except share amounts)
                                                                                          Accumulated
                                       Common                                     Loan to     Other
                                       Shares     Common  Additional  Retained    ESOP     Comprehensive   Comprehensive
                                     Outstanding   Stock   Capital    Earnings    Trust    Income (Loss)       Income
                                     -----------   -----   -------    --------    -----    -------------       ------
---------------------------------------------------------------------------------------------------------------------
Balance year end 2000..............  11,008,734   $1,101   $29,484   $ 93,445    $(1,594)    $(6,438)
Net income.........................                                    27,150                                 $27,150
 Currency translation adjustment...                                                           (2,353)          (2,353)
 Pension liability adjustment......                                                              (96)             (96)
                                                                                                              -------
  Comprehensive income, net of tax.                                                                           $24,701
                                                                                                              =======
Dividends on common stock..........                                    (5,122)
Common stock issued................      68,000        6     1,053
Common stock repurchased or received
  for stock options exercised......    (408,200)     (40)   (7,747)    (6,370)
Tax benefit of stock options
  exercised........................                            558
Loan payment from ESOP.............                                                  232
                                     ----------   ------   -------   --------    -------     -------
Balance year end 2001..............  10,668,534    1,067    23,348    109,103     (1,362)     (8,887)
                                     ----------   ------   -------   --------    -------     -------

Net income.........................                                    32,204                                 $32,204
 Currency translation adjustment...                                                            5,858            5,858
 Pension liability adjustment......                                                           (3,172)          (3,172)
                                                                                                              -------
  Comprehensive income, net of tax.                                                                           $34,890
                                                                                                              =======
Dividends on common stock..........                                    (5,505)
Common stock issued................     378,500       38     5,907
Common stock repurchased or received
  for stock options exercised......    (223,499)     (23)             (10,494)
Tax benefit of stock options
  exercised........................                          4,824
Loan payment from ESOP.............                                                  232
                                     ----------   ------   -------   --------    -------     -------
Balance year end 2002..............  10,823,535    1,082    34,079    125,308     (1,130)     (6,201)
                                     ----------   ------   -------   --------    -------     -------

Net income.........................                                    34,480                                 $34,480
 Currency translation adjustment...                                                           10,983           10,983
 Pension liability adjustment......                                                            1,988            1,988
                                                                                                              -------
  Comprehensive income, net of tax.                                                                           $47,451
                                                                                                              =======
Dividends on common stock..........                                    (5,946)
Common stock issued................     374,000       37     7,759
Common stock repurchased or received
  for stock options exercised......    (283,563)     (28)             (14,785)
Tax benefit of stock options
  exercised........................                          5,079
Loan payment from ESOP.............                                                  233
                                     ----------   ------   -------   --------    -------     -------
Balance year end 2003..............  10,913,972   $1,091   $46,917   $139,057    $  (897)    $ 6,770
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

                                                See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR--The Company's fiscal year ends on the Saturday nearest December
31. The financial statements and accompanying notes are as of and for the years ended January 3, 2004 (53 weeks), December 28, 2002 (52 weeks) and December 29, 2001 (52 weeks) and are referred to as 2003, 2002 and 2001, respectively.

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries.

REVENUE RECOGNITION--Products are shipped utilizing common carriers direct to customers or, for consignment products, to customer specified warehouse locations. Sales are recognized when the Company's products are shipped direct or transferred from a warehouse location to the customer, at which time transfer of ownership and risk of loss pass to the customer.

CASH EQUIVALENTS--Cash equivalents consist of highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations and have original or purchased maturities of three months or less.

MARKETABLE SECURITIES--Marketable securities consist of short-term U.S. treasury and agency securities with maturities of greater than three months at the date of purchase. All securities are categorized as held-to-maturity and are stated at amortized cost. Due to the short-term nature of these securities, the difference between the amortized cost and fair value is not significant.

RESEARCH AND DEVELOPMENT EXPENSES--The Company's research and development activities are charged to expense in the period incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts for cash and equivalents, long-term debt, and short-term debt approximate fair value. The fair value of long-term debt is estimated based on current borrowing rates for similar issues and current exchange rates for foreign currency denominated amounts. The Company's off-balance sheet instruments consist of operating leases which are not significant (see Footnote 12).

ACCOUNTS RECEIVABLE--Accounts receivable are stated at estimated net realizable value. Accounts receivable comprise balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

INVENTORIES--Inventories are stated at the lower of cost or market. The majority of the cost of domestic inventories is determined using the last-in, first-out (LIFO) method; all remaining inventory costs are determined using the first-in, first-out (FIFO) method. Inventories stated on the LIFO method approximated 42.8 percent and 43.8 percent of total inventories in 2003 and 2002, respectively. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage and management's evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded or changed.

PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided principally on a straight line basis over the estimated useful lives of 5 to 50 years for land improvements and buildings, 2 to 10 years for machinery, equipment, furniture, and fixtures. Accelerated methods are used for income tax purposes. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

GOODWILL AND OTHER INTANGIBLE ASSETS--The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in 2002. Under SFAS No. 142, goodwill is not amortized; however, it must be tested for impairment at least annually. Amortization continues to be recorded for other intangible assets with definite lives. The Company is subject to risk in the event that goodwill becomes impaired.

STOCK-BASED COMPENSATION--The Company accounts for its stock-based compensation plans under the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. See pro-forma example in Note 10.

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

TRANSLATION OF FOREIGN CURRENCIES--All assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year end exchange rates. All revenue and expense accounts are translated at average rates in effect during the respective period.

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

ACCOUNTING PRONOUNCEMENTS--In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". Statement 150 affects an entity's accounting for freestanding financial instruments: mandatorily redeemable shares, put options, forward purchase contracts, and debt obligations. Most of the provisions are consistent with the existing FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining portion of Statement 150 encompasses certain obligations that an entity can or must settle by issuing equity shares, pending the relationship between the holder and issuer. The adoption of this pronouncement does not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. The FSP concludes that companies will be permitted to recognize that amount for year-end 2003 financial statements pursuant to FAS 106 or to delay having to report the effects of the Act until remaining questions are resolved. Pursuant to guidance from the FASB under FSP FAS 106-1, the Company has chosen to defer recognition of the potential effects of the Act for 2003 disclosures. The impact of the Act on the Company's accumulated pension benefit obligation and net periodic postretirement benefit cost has not been determined. When issued, the authoritative guidance on the accounting for the subsidy will address transition.

In December 2003, FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The revision requires that companies provide more detail concerning plan assets, benefit obligations, cash flows, benefit costs, and other relevant information. Plan assets should be broken down by category, whereby describing investment policies, strategies, and target ranges. The Statement is effective for financial statements with fiscal years ending after December 15, 2003. However, disclosure of estimated future benefit payments is effective for fiscal years ending after June 15, 2004. In compliance with Statement 132, the Company has expanded detail regarding plan assets, benefit obligations, benefit costs, and other pertinent information.

2.  GOODWILL AND OTHER INTANGIBLE ASSETS

Statement of Financial Accounting Standards Nos. 141 and 142,
"Business Combinations" and "Goodwill and Other Intangible Assets", respectively, were published in June 2001. SFAS No. 141 requires the purchase method of accounting for business combinations, and SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company adopted the provisions of SFAS Nos. 141 and 142 effective December 30, 2001; accordingly, the Company's recorded goodwill is no longer being amortized. During the first quarter of 2002, the Company performed its initial impairment testing required by SFAS No. 142. No impairment loss or transition adjustments were required. In addition, during the fourth quarter of 2002 and 2003, the Company performed its annual impairment testing required by SFAS No. 142. No impairment loss was required to be recognized.

Information regarding the Company's other intangible assets which are included in deferred and other assets, and goodwill follows:

(in millions)                              2003            2002
                                           ----            ----

Amortized intangibles
  Patents.............................    $ 3.5           $ 3.5
  Supply agreements...................     10.2            10.1
  Other...............................      1.6             1.3

  Accumulated amortization............     (6.8)           (4.8)
                                          -----           -----
    Total.............................    $ 8.5           $10.1

Goodwill..............................    $56.2           $53.0

Amortization expense related to intangible assets for the year ended January 3, 2004 was $2.0 million. Amortization expense for each of the five succeeding years is $2.0 million, $1.2 million, $0.8 million, $0.7 million and $0.7 million for 2004, 2005, 2006, 2007, 2008, respectively.

Acquisitions
------------
During 2002, the Company paid $30.3 million for acquisitions, net of cash acquired, of which $24.3 million was recorded as goodwill based on the estimated fair values of the net assets acquired. In January 2002, the Company acquired certain assets and liabilities of Coverco S.p.A., and Emco S.r.L.(jointly "Coverco") manufacturers of submersible and industrial electric motors and controls in Italy. In July 2002, the Company acquired all of the outstanding shares of Intelligent Controls, Inc., a producer of fueling systems electronic leak detection and inventory management systems controls in Maine.

These acquisitions were accounted for using the purchase method of accounting. Accordingly, a portion of the aggregate purchase price was allocated to the net assets acquired based on the estimated fair values. The excess of purchase price over the fair value of the net assets acquired has been recorded as goodwill.

The following sets forth a reconciliation of reported net income and earnings per share to the same amounts adjusted to exclude amortization expense recognized on goodwill of acquisitions completed prior to 2002 in each respective period:

(In thousands, except
per share amounts)                     2003       2002       2001
                                       ----       ----       ----

Reported net income................. $34,480    $32,204    $27,150
Add back:  Goodwill amortization....     -          -          757
                                     -------    -------    -------
Adjusted net income................. $34,480    $32,204    $27,907
                                     =======    =======    =======

Basic earnings per share:
Reported net income................. $  3.19    $  2.98    $  2.49
Add back:  Goodwill amortization....     -          -         0.07
                                     -------    -------    -------
Adjusted net income................. $  3.19    $  2.98    $  2.56
                                     =======    =======    =======

Diluted earnings per share:
Reported net income................. $  3.05    $  2.83    $  2.39
Add back:  Goodwill amortization....     -          -         0.07
                                     -------    -------    -------
Adjusted net income................. $  3.05    $  2.83    $  2.46
                                     =======    =======    =======

Other
-----
During 1998, the Company purchased certain operating and intangible assets from a motor manufacturer for $17.5 million and, in connection therewith, entered into related supply agreements. During 2001, the parties initiated arbitration proceedings to resolve certain purchase price contingencies as provided under the original purchase agreement. In September 2002, the Company paid $10.5 million in additional consideration which resolved these purchase price contingencies. The Company recorded this amount as an increase to the cost of the acquired intangible assets because the Company determined that it is probable that these transactions will provide the Company with a future economic benefit. In accordance with SFAS No. 142, the Company will evaluate the intangible assets on a periodic basis and the intangible assets will be subject to impairment testing as prescribed by the statement.

In 1998, the Marley Pump Company ("Marley") offered its submersible electric motor and water pump businesses for sale, valuing the combined businesses at $40 million. The Company subsequently paid Marley $17.5 million in cash, primarily for assets used in the submersible electric motor business and as an upfront discount on motors to be supplied to Marley over a multi-year term. The Company also agreed to pay additional consideration to Marley in the event that Marley elected to sell the water pump business to another party during the next three years and its ultimate sale price was less than $22.5 million (the "floor value"). As the parties viewed the value of the water pump business at that time to be equal to the floor value, the Company did not record any additional liability in connection with this transaction.
 In 1999, after further negotiations with Marley, the Company agreed to pay an additional $3.0 million to Marley for the previously acquired assets, recording the payment as an increase to the cost of that business. The floor value for the water pump business was correspondingly reduced to $19.5 million, which was below what both parties believed at that time to be the fair value of the water pump business. Accordingly, no additional liability was recorded by the Company.
In 2001, Marley sold its water pump business for approximately $7.8 million to a third party and made demand on the Company for $11.7 million, the difference between the sale price and the then floor value.
 The Company refused to pay the demand, alleging, among other things, that Marley had violated the terms of the 1998 agreement for handling the sale of the water pump business and had violated patent licenses that were entered into with the 1998 agreement. The parties entered into arbitration to settle their claims. At the time the arbitration proceedings were initiated and until their conclusion, the Company could not determine the amount, if any, of additional consideration that would be payable to either party and, accordingly, the Company did not recognize an additional liability or asset. On August 26, 2002, the arbitrator entered an interim award in favor of Marley, and thereafter, in September 2002 the parties entered into a settlement agreement pursuant to which the Company paid Marley $10.5 million in additional consideration to resolve all purchase price contingencies and all other matters between the parties. The Company originally recorded this amount as an increase to the costs of the acquired submersible electric motor assets included in "Deferred and Other Assets" on the balance sheet. On further review, the Company reclassified certain of the acquired intangible assets to "Goodwill" as of the third quarter of 2003. The Company's final cost for the Marley motor business, including acquisition costs, along with the related payment for the sale of the

Marley water pump business, was $31.6 million, of which $15.1 million was recorded as goodwill.

3.  EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS - As of January 3, 2004, the Company's domestic operations maintain three separate pension plans. The Company uses a December 31 measurement date for its plans.

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

The following table sets forth aggregated information related to the Company's domestic pension benefits and other postretirement benefits, including changes in the benefit obligations, changes in plan assets, funded status, amounts recognized in the Consolidated Balance Sheets, and actuarial assumptions:

(In thousands)
------------------------------------------------------------------------------
                                  Pension Benefits        Other Benefits
                                   2003      2002         2003      2002
                                   ----      ----         ----      ----
Change in benefit obligation:
Benefit obligation, b/o/y...... $115,744  $109,209     $ 12,914  $ 12,450
Service cost...................    3,422     3,276          312       312
Interest cost..................    7,593     7,588          821       859
Plan amendments................    1,122     1,409          -         -
Actuarial loss.................    6,379     2,923          400       495
Settlements paid...............     (995)     (445)         -         -
Benefits paid..................   (8,523)   (8,216)      (1,200)   (1,202)
                                --------  --------     --------  --------
Benefit obligation, e/o/y...... $124,742  $115,744     $ 13,247  $ 12,914
                                ========  ========     ========  ========
Change in plan assets:
Fair value of assets, b/o/y.... $ 97,955  $109,190     $    -    $    -
Actual return on plan assets...   22,162    (3,125)         -         -
Company contributions..........    5,257       551        1,200     1,202
Settlements paid...............     (995)     (445)         -         -
Benefits paid..................   (8,523)   (8,216)      (1,200)   (1,202)
                                --------  --------     --------  --------
Fair value of assets, e/o/y.... $115,856  $ 97,955     $    -    $    -
                                ========  ========     ========  ========


Table continued -                 Pension Benefits        Other Benefits
                                   2003      2002         2003      2002
                                   ----      ----         ----      ----
Reconciliation of funded status:
Funded status.................. $ (8,886) $(17,789)    $(13,247) $(12,914)
Unrecognized net (gain)/loss...      607     5,860        3,134     2,898
Unrecognized transition
 obligation...................       -         -          4,400     4,889
Unrecognized prior service
 cost.........................     5,359     5,699          -         -
                                --------  --------     --------  --------

Net amount recognized.......... $ (2,920) $ (6,230)    $ (5,713) $ (5,127)
                                ========  ========     ========  ========
Amounts recognized in the
 Consolidated Balance Sheets:
Accrued benefit liability...... $(11,320) $(17,611)    $ (5,713) $ (5,127)
Other Assets...................      587       -            -         -
Intangible asset...............    4,544     4,802          -         -
Deferred tax asset.............    1,308     2,630          -         -
Accumulated other comprehensive
 loss..........................    1,961     3,949          -         -
                                --------  --------     --------  --------
Net amount recognized.......... $ (2,920) $ (6,230)    $ (5,713) $ (5,127)
                                ========  ========     ========  ========
------------------------------------------------------------------------------
                                  Pension Benefits        Other Benefits
                                   2003      2002         2003      2002
                                   ----      ----         ----      ----
Increase/(decrease) in
  Minimum liability included
  in other comprehensive
  income....................... $ (1,988) $  3,172     $    -    $    -
                                ========  ========     ========  ========
------------------------------------------------------------------------------
Actuarial assumptions used to determine benefit obligations:
                                  Pension Benefits        Other Benefits
                                   2003      2002         2003      2002
                                   ----      ----         ----      ----
Discount rate..................    6.25%     6.75%        6.25%     6.75%
Rate of increase in future
  compensation................. 2.5-7.00% 2.5-7.00%   2.5%-7.00% 2.5-7.00%
                                 (Graded)   (Graded)   (Graded)   (Graded)
------------------------------------------------------------------------------
Actuarial assumptions used to determine periodic benefit cost:
                                  Pension Benefits        Other Benefits
                                   2003      2002         2003      2002
                                   ----      ----         ----      ----
Discount rate..................    6.75%     7.25%        6.75%     7.25%
Rate of increase in future
  compensation................. 2.5-7.00% 2.5-7.00%   2.5%-7.00% 2.5-7.00%
                                 (Graded)   (Graded)   (Graded)   (Graded)
Expected long-term rate of
  return on plan assets........    9.25%     9.25%	         -         -
------------------------------------------------------------------------------

The accumulated benefit obligation for the Company's qualified defined benefit pension plans was $117,079 and $108,152 at January 3, 2004 and December 28, 2002.

The following table sets forth aggregated net domestic periodic benefit cost for 2003, 2002 and 2001:

(In thousands)
------------------------------------------------------------------------------
                           Pension Benefits              Other Benefits
                         2003      2002     2001       2003    2002    2001
                         ----      ----     ----       ----    ----    ----

Service cost........ $  3,422  $  3,276  $ 3,163     $  312  $  312  $  307
Interest cost.......    7,593     7,588    7,487        821     859     872

Expected return
 on assets.......... (10,559)  (10,433)  (9,835)       -       -       -
Amortization of
 unrecognized:
  obligation/
   (asset)..........      -         -        -         489     489     489
  Prior service
  cost.............    1,462     1,214      913        -       -       -
  Loss/(Gain)......     (208)     (719)    (770)       164     144     135
                     --------  --------  -------     ------  ------  ------
Net periodic
 benefit cost....... $  1,710  $    926  $   958     $1,786  $1,804  $1,803
Settlement cost.....      238       117      -          -       -       -
                     --------  --------  -------     ------  ------  ------
Total benefit cost.. $  1,948  $  1,043  $   958     $1,786  $1,804  $1,803
                     ========  ========  =======     ======  ======  ======
------------------------------------------------------------------------------
The Company consults with actuaries, asset allocation consultants and investment advisors to determine the expected long term rate of return on plan assets. While past performance is not a guarantee of future returns, the plan assets of the pension plans for the past fifteen years have averaged in excess of 12% annually and the composition of the plan assets leads the Company to expect a long term rate of return in excess of 9.25%.
------------------------------------------------------------------------------
The plans asset allocations at December 31, 2003, and 2002, by asset category are as follows:
                                 Plan Assets
                                at December 31
                                2003      2002
                                ----      ----
Equity Securities                76%       74%
Fixed Income Securities          24%       26%
                                ----      ----
   Total                        100%      100%

Equity securities include Company stock of $22,020 (19% of total plan assets) and $25,399 (26% of total plan assets) at December 31, 2003 and 2002, respectively.

The Company employs a total return investment approach whereby a mix of equity and fixed-income investments are used to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

One of the Company's three pension plans covers certain management employees. The Company does not fund this plan, and its assets were zero in 2003 and 2002. The plan's projected benefit obligation and accumulated benefit obligation were $6,195 and $4,771, respectively, at January 3, 2004, and $5,898 and $5,231, respectively, at December 28, 2002.

The Company's German subsidiary, which does not report pension information under the Employee Retirement Income Security Act of 1974, calculates the pension liability based on local requirements. The long-term pension liability for the German subsidiary was $1,679 at January 3, 2004 and $1,250 at December 28, 2002. The difference between calculating the pension liability under local requirements versus SFAS No. 87 requirements is not material. Pension liabilities for other foreign subsidiaries are not significant.

The Company estimates total contributions to the plans of $2,459 in 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. The impact of the Act on the Company's accumulated pension benefit obligation and net periodic postretirement benefit cost has not been included. Pursuant to guidance from the FASB under FSP FAS 106-1, the Company has chosen to defer recognition of the potential effects of the Act in these 2003 disclosures.

DEFINED CONTRIBUTION PLANS - The Company maintains an integrated 401(k) and Employee Stock Ownership Plan (ESOP). In 1996 and 1992, the ESOP Trustee acquired shares of Company common stock on the open market using the proceeds of a ten-year, $0.3 million loan and a fifteen-year, $3.0 million loan, respectively, from the Company. Under the terms of the variable rate loan (6.31 percent at January 3, 2004), principal plus interest is payable in equal annual installments. The shares of stock purchased with the loan proceeds are collateral for the loan and are considered outstanding for purposes of calculating earnings per share.

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

At January 3, 2004 266,440 shares were allocated to the accounts of participants, 16,365 shares were committed to be released and allocated to the accounts of participants for service rendered during 2003, and 58,896 shares were held by the ESOP Trust in suspense.

The following table sets forth the interest expense and Company contributions to the integrated ESOP and 401(k) Plan.

(In thousands)
------------------------------------------------------------------------------
                                                2003     2002     2001
                                                ----     ----     ----
Interest expense incurred by the plan
  on ESOP debt.............................   $   59   $   74   $   88
Company contributions to integrated plan...   $  991   $1,118   $1,199
------------------------------------------------------------------------------

4.  ACCRUED EXPENSES

Accrued expenses consisted of:

(In thousands)
------------------------------------------------------------------------------
                                           2003            2002
                                           ----            ----
Salaries, wages and commissions.......   $11,499          $11,595
Product warranty costs................     5,447            5,308
Insurance.............................     5,769            5,762
Employee benefits.....................     2,105            2,116
Other.................................     3,231            3,703
                                         -------           ------
                                         $28,051          $28,484
                                         =======          =======
------------------------------------------------------------------------------

5.  INCOME TAXES

Income before income taxes consisted of:

(In thousands)
------------------------------------------------------------------------------
                                      2003          2002        2001
                                      ----          ----        ----

Domestic....................       $42,494       $45,344     $35,643
Foreign.....................         8,833         5,133       7,742
                                   -------       -------     -------
                                   $51,327       $50,477     $43,385
                                   =======       =======     =======
------------------------------------------------------------------------------
The income tax provision consisted of:

(In thousands)
------------------------------------------------------------------------------
                                     2003         2002         2001
                                     ----         ----         ----
Currently payable:
  Federal...................      $ 9,326      $11,890      $ 9,145
  Foreign...................        2,968        2,934        2,622
  State.....................        1,436        2,785        1,552
Deferred:
  Federal...................        2,056        1,435        2,320
  Foreign...................          725         (826)         152
  State.....................          336           55          444
                                  -------      -------      -------
                                  $16,847      $18,273      $16,235
                                  =======      =======      =======
------------------------------------------------------------------------------

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In thousands)
------------------------------------------------------------------------------
                                                 2003           2002
                                                 ----           ----
Deferred tax assets:
  Accrued expenses and reserves.............. $ 5,134        $ 5,094
  Compensation and employee benefits.........   8,797         10,636
  Other items................................   2,065          2,488
                                              -------        -------
    Total deferred tax assets................  15,996         18,218
                                              -------        -------
Deferred tax liabilities:
  Accelerated depreciation on fixed assets...   8,823          7,043
  Other items................................   1,854          1,169
                                              -------        -------
    Total deferred tax liabilities...........  10,677          8,212
                                              -------        -------
Net deferred tax assets...................... $ 5,319        $10,006
                                              =======        =======
------------------------------------------------------------------------------
The portions of current and non-current deferred tax assets and liabilities were as follows:

(In thousands)
------------------------------------------------------------------------------
                           2003                     2002
                           ----                     ----
                   Deferred   Deferred      Deferred   Deferred
                     Tax        Tax           Tax        Tax
                    Assets   Liabilities     Assets   Liabilities
                    ------   -----------     ------   -----------

  Current........ $ 9,735     $    63       $ 8,797       $   182
  Non-current....   6,260      10,614         9,421         8,030
                  -------     -------       -------       -------
                  $15,995     $10,677       $18,218       $ 8,212
                  =======     =======       =======       =======

There was no valuation allowance for deferred tax assets required in 2003 or 2002.

The differences between the statutory and effective tax rates were as follows:
------------------------------------------------------------------------------
                                      2003       2002        2001
                                      ----       ----        ----
U.S. Federal statutory rate......     35.0%      35.0%       35.0%
State income taxes, net of
  federal benefit................      2.2        3.7         3.0
Extraterritorial Income Exclusion     (4.0)      (1.9)       (1.4)
R&D Tax Credits..................     (1.2)      (1.3)         -
Other Items......................      0.8        0.7         0.8
                                      -----      -----       -----
                                      32.8%      36.2%       37.4%
                                      =====      =====       =====

6.  DEBT

Long-term debt consisted of:

(In thousands)
------------------------------------------------------------------------------
                                              2003        2002
                                              ----        ----

Insurance Company--6.31%, principal
  payments of $1.0 million due in
  annual installments, with a balloon
  payment of $10,000 in 2008 ($3,275
  denominated in JPY at 1/03/04)........   $14,141     $14,697
Revolving Credit Agreement--
  denominated in euro at 12/28/2002.....       -        10,128
Other...................................     2,211       2,564
                                           -------     -------
                                            16,352      27,389
Less current maturities.................    (1,392)     (1,443)
                                           -------     -------
                                           $14,960     $25,946
                                           =======     =======
------------------------------------------------------------------------------

The Company's short-term borrowings were $0 and $24 at January 3, 2004 and December 28, 2002, respectively.

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

The Company was in compliance with all debt covenants at all times in 2003 and 2002.

7.  Interest Rate Risk

On September 24, 2003 the Company entered into a fixed-to-variable interest rate swap to achieve a desired proportion of variable vs. fixed rate debt. The fixed-to-variable interest rate swap is accounted for as a fair value hedge, per SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", with effectiveness assessed based on changes in the fair value of the underlying debt using incremental borrowing rates currently available on loans with similar terms and maturities. The effective gain or loss on the interest rate swap and that of the underlying debt are equal and offsetting resulting in no net effect to earnings. The fair value of this hedge instrument was ($89) at January 3, 2004 and is recorded in other assets and other long-term liabilities.

The swap contract has a notional amount of $10 million and matures on November 10, 2008. Per the terms of the swap contract the Company receives interest at a fixed rate of 6.31% and pays interest at a variable rate based on the three month LIBOR rate plus a spread. The average variable rate paid by the Company from the swap inception date to the fiscal year end, January 3, 2004, was 3.8%. The differential in interest rates on the swap is recognized as an adjustment of interest expense over the term of the agreement.

8.  SHAREOWNERS' EQUITY

The Company had 10,914,000 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding at the end of 2003.

During 2003 and 2002, pursuant to a stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 190,147 shares for $9.8 million and 85,131 shares for $3.6 million, respectively. Of these shares, 150,000 were repurchased from an officer of the Company in 2003. All repurchased shares were retired.

During 2003, under terms of a Company stock option plan, participants delivered 93,416 shares of Company common stock as consideration for stock issued upon the exercise of stock options. Of these shares, 81,888 were from officers of the Company. The total exercise price of the respective stock options was $5.0 million. The Company recorded a $5.1 million reduction in its deferred tax liability and an increase to shareowners' equity as a result of these exercises. The shares delivered to the Company were subsequently retired.

Accumulated other comprehensive gain (loss), consisting of the currency translation adjustment and the pension liability adjustment, was $8,732 and $(1,962), respectively, at January 3, 2004, and ($2,251) and ($3,950), respectively, as of December 28, 2002.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
 (In thousands, except per share amounts)
------------------------------------------------------------------------------
                                           2003        2002       2001
                                           ----        ----       ----
Numerator:
  Net Income..........................  $34,480     $32,204    $27,150
                                        =======     =======    =======
Denominator:
 Basic
  Weighted-average common shares.....    10,813      10,792     10,886
 Diluted
  Effect of dilutive securities:

    Employee and director incentive
      stock options and awards........      500         574        484
                                        -------     -------    -------
  Adjusted weighted-average common
      shares..........................   11,313      11,366     11,370
                                        =======     =======    =======
Basic earnings per share..............  $  3.19     $  2.98    $  2.49
                                        =======     =======    =======
Diluted earnings per share............  $  3.05     $  2.83    $  2.39
                                        =======     =======    =======
------------------------------------------------------------------------------

10.  STOCK-BASED COMPENSATION

The Company has authorized the grant of options to purchase common stock of the Company to employees and non-employee directors of the Company and its subsidiaries under two fixed stock option plans. The plans and the original number of authorized shares available for grants are as follows:
------------------------------------------------------------------------------
                                                                     Shares
                                                                     ------

 1990 Non-Employee Director Stock Option Plan                        120,000
 Franklin Electric Co., Inc. Stock Option Plan                     1,800,000
------------------------------------------------------------------------------

In 2003, the 1996 Non-Employee Director Stock Option Plan and the 1996 Employee Stock Option Plan were merged into the Franklin Electric Co., Inc. Stock Option Plan.

Under each of the above plans, the exercise price of each option equals the market price of the Company's common stock on the date of grant and the options expire ten years after the date of the grant. Generally, options granted to non-employee directors vest 33 percent a year and become fully vested and exercisable after three years and options granted to employees vest 20 percent a year and become fully vested and exercisable after five years. Subject to the terms of the plans, in general, the aggregate option price and any applicable tax withholdings may be satisfied in cash or its equivalent, or by the plan participant's delivery of shares of the Company's common stock owned more than six months, having a fair market value at the time of exercise equal to the aggregate option price and/or the applicable tax withholdings.

A summary of the Company's fixed stock option plans activity and related information for 2003, 2002 and 2001 follows:

-------------------------------------------------------------------------------------------------------
                               2003                         2002                       2001
                               Weighted-Average             Weighted-Average           Weighted-Average
Fixed Options          Shares   Exercise Price      Shares   Exercise Price    Shares   Exercise Price
-------------          ------------------------     ------------------------   ------------------------
Outstanding at
  beginning of year    1,463,900       $32.12       1,662,300       $26.30     1,421,700       $23.45
Granted                  228,000        47.79         230,500        48.18       322,000        36.90
Exercised               (374,000)       20.85        (378,500)       15.71       (68,000)       15.58
Forfeited                (51,000)       42.46         (50,400)       36.96       (13,400)       31.96
                       ---------                    ---------                  ---------
Outstanding at
  end of year          1,266,900       $37.85       1,463,900       $32.12     1,662,300       $26.30
                       =========                    =========                  =========
-------------------------------------------------------------------------------------------------------

The following summarizes information about fixed stock options outstanding at January 3, 2004:

-------------------------------------------------------------------------------------------------------
                             Options Outstanding                          Options Exercisable
                -------------------------------------------------    ------------------------
                   Number      Weighted-Average                      Number
   Range of     Outstanding       Remaining      Weighted-Average    Exercisable   Weighted-Average
Exercise Prices  at 1/3/04     Contractual Life   Exercise Price     at 1/3/04      Exercise Price
---------------  ---------     ----------------   --------------     ---------      --------------
$15.63 to 31.37    130,800     2.83 years          $21.13             130,800          $21.13
 31.38 to 42.44    723,600     6.58                 34.89             449,400           34.69
 42.45 to 50.45    412,500     8.86                 48.35              87,833           48.31
                 ---------                                            -------

$15.63 to 50.45  1,266,900     6.93                $37.85             668,033          $33.82
                 =========                                            =======
-------------------------------------------------------------------------------------------------------

For pro forma information regarding net income and earnings per share, the fair value for the options awarded in 2003, 2002 and 2001 for all fixed stock option plans was estimated as of the date of the grant using a Black-Scholes option valuation model. The following table sets forth the weighted-average assumptions for 2003, 2002 and 2001, respectively.
------------------------------------------------------------------------------
                                        2003       2002       2001
                                        ----       ----       ----
  Risk-free interest rate............   3.34%     4.23%      4.93%
  Dividend yield.....................    .88%     1.10%      1.30%
  Volatility factor..................    .211      .207       .204
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

(In thousands, except per share amounts)
------------------------------------------------------------------------------
                                         2003         2002        2001
                                         ----         ----        ----
Reported net income.................  $34,480      $32,204     $27,150
Less: Total fair value computed
 stock-based compensation, net of tax  (1,471)      (1,270)     (1,086)
                                      -------      -------     -------
Pro forma net income................  $33,009      $30,934     $26,064
                                      =======      =======     =======

Reported net income available
   per common share..................   $3.19        $2.98       $2.49
 Pro forma net income available
   per common share..................   $3.05        $2.87       $2.39

 Reported net income available per
   common share, assuming dilution...   $3.05        $2.83       $2.39
 Pro forma net income available per
   common share, assuming dilution...   $2.92        $2.72       $2.29
------------------------------------------------------------------------------

The weighted-average grant-date fair value of options granted during 2003, 2002 and 2001 was $12.11, $12.55 and $19.14, respectively.

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

During 2000, the Franklin Electric Co., Inc. Key Employee Performance Incentive Stock Plan (Incentive Plan) was established. Under the Incentive Plan, employees may be granted restricted shares of the Company's common stock, vesting subject to the employees' performance of certain goals. No shares were awarded under the Incentive Plan in 2003 and 2002. At January 3, 2004, 200,000 shares were available for future awards.

The Company has allocated 1,776,000 shares of its common stock for the 1988 Executive Stock Purchase Plan (1988 Purchase Plan). Under the 1988 Purchase Plan, executives of the Company are awarded the right to purchase shares of its common stock through a Company loan at the closing price on the day prior to the date of purchase. In 1998, the Company extended the 1988 Purchase Plan ten additional years. At January 3, 2004, 1,025,600 shares were available for future awards, and there were no outstanding loans to Company executives; further, the Sarbanes-Oxley Act of 2002 prohibits the type of loan contemplated under the 1988 Purchase Plan.

11.  SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company's products are primarily sold to original equipment manufacturers and through independent distributors in the United States, Europe, Australia, South Africa, Mexico, Japan, China and other world markets. Net sales attributed to customers located in the United States were $230.6 million, $232.3 million and $218.8 million in 2003, 2002 and 2001, respectively. Net sales attributed to foreign customers were $128.9 million, $122.6 million and $104.1 million in 2003, 2002 and 2001, respectively, of which no single country was significant. Long-lived assets located in the United States totaled $43.9 million, $47.8 million and $47.4 million in 2003, 2002 and 2001, respectively. Long-lived assets in foreign countries totaled $40.0 million, $28.2 million and $11.4 million in 2003, 2002 and 2001, respectively, of which no single country was significant.

ITT Industries, Inc. accounted for 18.0 percent, 18.2 percent, and 18.7 percent of the Company's consolidated sales in 2003, 2002 and 2001, respectively. Sta-Rite Industries, Inc., a subsidiary of Wisconsin Energy Corporation accounted for 13.6 percent and 11.5 percent of the Company's consolidated sales in 2003 and 2002, respectively.


12.  CONTINGENCIES AND COMMITMENTS

The Company is defending various claims and legal actions, including environmental matters, which have arisen in the ordinary course of business.

In the opinion of management, after discussion with counsel, these claims and legal actions can be successfully defended or resolved without a material adverse effect on the Company's financial position, results of operation, and net cash flows.

Total rent expense charged to operations for operating leases including contingent rentals was $3.0 million, $2.7 million and $2.4 million for 2003, 2002 and 2001, respectively. The future minimum rental payments for noncancellable operating leases as of January 3, 2004, are as follows: 2004, $2.2 million; 2005, $1.2 million; and 2006, $0.5 million. Rental commitments subsequent to 2006 are not significant.



Below is a table that shows the activity in the warranty accrual accounts:

(In thousands)
                                       2003       2002
                                       ----       ----

Beginning Balance..................   $5,308     $4,970
Accruals related to
  product warranties...............    4,449      5,400
Reductions for payments made.......    4,310      5,062
                                      ------     ------
Ending Balance.....................   $5,447     $5,308
                                      ======     ======


13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial information for 2003 and 2002 is as follows:

 (In thousands, except per share amounts)
------------------------------------------------------------------------------
                                                        Basic      Diluted
                      Net       Gross        Net      Earnings    Earnings
                    Sales      Profit      Income     Per Share   Per Share
                    -----      ------      ------     ---------   ---------
2003
----
1st Quarter..... $ 69,778    $ 19,815     $ 4,028      $ .37      $ .36
2nd Quarter.....   93,840      28,940       9,368        .87        .83
3rd Quarter.....   99,685      30,768      10,513        .97        .93
4th Quarter.....   96,199      31,473      10,571        .97        .93
                 --------    --------     -------
                 $359,502    $110,996     $34,480      $3.19      $3.05
                 ========    ========     =======
2002
----
1st Quarter..... $ 68,069    $ 17,851     $ 3,682      $ .34      $ .32
2nd Quarter.....   93,682      26,600       9,006        .83        .79
3rd Quarter.....   97,125      29,553       9,628        .89        .85
4th Quarter.....   95,996      30,931       9,888        .91        .88
                 --------    --------     -------
                 $354,872    $104,935     $32,204      $2.98      $2.83
                 ========    ========     =======
------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT
----------------------------


To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and consolidated subsidiaries as of January 3, 2004 and December 28, 2002 and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended January 3, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and consolidated subsidiaries as of January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


 /s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
January 30, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.



                                  PART III
                                  --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The information concerning directors required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2004, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT."

The information concerning Item 405 disclosures of delinquent Form 3, 4 or 5 filers required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2004, under the heading of "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and is incorporated herein by reference.

The Company's board of directors has determined that Jerome D. Brady, Patricia Schaefer, and Robert H. Little, the Audit Committee members, are "audit committee financial experts" as defined by Item 401(h) of Regulation's S-K of the Exchange Act, and is "independent" within the meaning of Item 7 (d)(3)(iv) of schedule 14A of the Exchange Act.

In compliance with Section 406 of the Sarbanes-Oxley Act of 2002, the Company has adopted a code of business conduct and ethics for its principal financial officer, controller, principal executive officer, and employees. The Company has posted its code of ethics on the Company website at http://www.franklin-electric.com. The company will disclose any amendments to the Code and any waivers from the Code for directors and executive officers by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2004, under the headings of "INFORMATION ABOUT THE BOARD AND ITS COMMITTEES," "COMPENSATION COMMITTEE REPORT," "SUMMARY COMPENSATION TABLE," "OPTION GRANTS IN 2002 FISCAL YEAR," "AGGREGATED OPTION EXCERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES", "PENSION PLANS" and "AGREEMENTS," and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2004, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS," and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2004, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "AGREEMENTS," and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------
The information required by Item 14 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2004 under the leading "Principal Accountant Fees and Services".

                                  PART IV
                                  -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                                                          Form 10-K
                                                       Annual Report
                                                           (page)
                                                       --------------

(a)  1.  Financial Statements - Franklin Electric
         ----------------------------------------

          Independent Auditors' Report........................ 41
          Consolidated Statements of Income for the
            three years ended January 3, 2004................. 17
          Consolidated Balance Sheets as of
            January 3, 2004 and December 28, 2002............. 18-19
          Consolidated Statements of Cash Flows
            for the three years ended January 3, 2004......... 20-21
          Consolidated Statements of Shareowners' Equity
            for the three years ended January 3, 2004......... 22
          Notes to Consolidated Financial Statements
            (including quarterly financial data).............. 23-40

     2.  Financial Statement Schedules - Franklin Electric
         -------------------------------------------------

          II Valuation and Qualifying Accounts................ 45

     Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

     3.  Exhibits
         --------

          See the Exhibit Index located on pages 47-48.
          Management Contract or Compensatory Plan or
          Arrangement is denoted by an asterisk (*).

(b) Reports on Form 8-K filed during the fourth quarter ended January 3, 2004:

          Franklin Electric Company reports increased income and sales for the third quarter and first nine months of 2003

(c)  See the Exhibit Index located on pages 47-48.

(d) Individual financial statements and all other schedules of the Registrant are omitted as they are not required.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     For the years 2003, 2002 and 2001
                               (In thousands)
                               --------------


                            Additions
              Balance at    charged to                              Balance
               beginning    costs and                               at end
Description    of period     expenses     Deductions    Other      of period
-----------    ---------     --------     ----------    -----      ---------



Allowance for doubtful accounts:

2003          $1,907        $450          $408 (A)      $ -         $1,949
              ======        ====          ====          ====        ======

2002          $1,658        $142          $296 (A)      $403 (B)    $1,907
              ======        ====          ====          ====        ======

2001          $1,949        $172          $463 (A)      $ -         $1,658
              ======        ====          ====          ====        ======


NOTES:
======

(A)   Uncollectible accounts written off, net of recoveries.
(B) Allowance for doubtful accounts related to accounts receivable of acquired companies at date of acquisition

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Franklin Electric Co., Inc.

                                         /s/ R. SCOTT TRUMBULL
                                        ----------------------
                                        R. Scott Trumbull
                                        Chairman of the Board and Chief
Date: February 13, 2004                 Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ R. SCOTT TRUMBULL                  Chairman of the Board and Chief
-------------------------------------
R. Scott Trumbull   February 13, 2004   Executive Officer (Principal
                                        Executive Officer)

 /s/ GREGG C. SENGSTACK                 Senior Vice President, Chief
-------------------------------------
Gregg C. Sengstack  February 13, 2004   Financial Officer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)

 /s/ JEROME D. BRADY
-------------------------------------
Jerome D. Brady     February 13, 2004   Director


 /s/ ROBERT H. LITTLE
-------------------------------------
Robert H. Little    February 13, 2004   Director

/s/ DAVID A. ROBERTS
-------------------------------------
David Roberts       February 13, 2004   Director


 /s/ PATRICIA SCHAEFER
-------------------------------------
Patricia Schaefer   February 13, 2004   Director


 /s/ DONALD J. SCHNEIDER
-------------------------------------
Donald J. Schneider February 13, 2004   Director


 /s/ HOWARD B. WITT
-------------------------------------
Howard B. Witt      February 13, 2004   Director

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

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

    10.3  1990 Franklin Electric Non-Employee Director Stock
          Option Plan (incorporated herein by reference to the Company's 1991 Proxy Statement for the Annual
          Meeting on April 19, 1991)*

    10.4  Franklin Electric Co., Inc. Stock Option Plan.

    10.5  Franklin Electric Co., Inc. Key Employee Performance
          Incentive Stock Plan (incorporated herein by reference to the Company's 2000 Proxy Statement for the Annual Meeting held on April 14, 2000, and included as Exhibit B to the Proxy Statement)*


    10.6 Franklin Electric Co., Inc. Nonemployee Directors' Deferred Compensation Plan (incorporated herein by reference to Exhibit
          10.9 of the Company's Form 10-K for the fiscal year ended December 30, 2000)*

    10.7 Amended and Restated Franklin Electric Co., Inc. Pension Restoration Plan (incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-K for the fiscal year ended December 29, 2001)*


    10.8 Employment Agreement dated December 3, 2002 between the Company and Scott Trumbull (incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K for the fiscal year ended December 28, 2002)*

    10.9 Employment Agreement dated October 23, 1995 between the Company and Jess B. Ford (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended December 30, 1995)*

    10.10 Amended Employment Agreement dated December 20, 2002 between the Company and Gregg C. Sengstack (incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K for the fiscal year ended December 28, 2002)*

    10.11 $60,000,000 Credit Agreement dated as of November 26, 2001 as amended between the Company and various commercial banks (incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K for the fiscal year ended December 29, 2001)

    10.12 Amended and Restated Note Purchase and Private Shelf Agreement dated March 1, 2002 between the Company and the Prudential Insurance Company of America (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 30, 2002)

    10.13 Consulting Agreement dated January 31, 2003 between the Company and William H. Lawson (incorporated herein by reference to Exhibit
          10.15 of the Company's Form 10-K for the fiscal year ended December 28, 2002)*

    21    Subsidiaries of the Registrant

    22    Independent Auditors' Consent

    31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1  Chief Executive Officer Certification Pursuant to 18 U.S.C.
          Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2  Chief Financial Officer Certification Pursuant to 18 U.S.C.
          Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.1  Forward-Looking Statements


* Management contract or compensatory plan or arrangement

                                                                   EXHIBIT 3.2
                                                                   -----------

                                                      Effective as of 1/27/04.

                             AMENDED AND RESTATED
                                 BY-LAWS OF
                          FRANKLIN ELECTRIC CO., INC.


                                  ARTICLE I.
                                   OFFICES.

      Section 1.1. Principal Office. The principal office of the Corporation shall be in the City of Bluffton, County of Wells, State of Indiana.
      Section 1.2. Other Offices. The Corporation may also have other offices at such places within or without the State of Indiana as the Board of Directors may from time to time determine.
      Section 1.3. Registered Office and Agent. The Corporation shall maintain a registered office and registered agent as required by the Indiana Business Corporation Law, as now or hereafter in effect ("IBCL"). The registered office need not be the same as the Corporation's principal office.

                                  ARTICLE II.
                                 SHAREHOLDERS.

      Section 2.1. Annual Meeting. The annual meeting of the shareholders of the Corporation shall be held annually on the third Friday in April of each year 10:00 a.m., local time, at the principal office of the Corporation in Bluffton, Indiana, or at such other place (either within or without the State of Indiana) at a date and time as may be fixed by the Board of Directors and designated in the notice or waiver of notice of such meeting. At the annual meeting, the directors shall be elected, and all such other business as may properly be brought before the meeting shall be transacted.
      Section 2.2. Special Meetings. Special meetings of the shareholders may be held at the principal office of the Corporation in Bluffton, Indiana, or at such other place within or without the State of Indiana, as may be determined by the Board of Directors and as may be designated in the notice or waiver of notice of such meeting. Special meetings may be called, in writing, only by the Chairman, the President, or a majority of the Board of Directors. Business transacted at any special meeting shall be confined to the purpose or purposes stated in the notice of such special meeting.
      Section 2.3. Notice of Shareholders' Meetings. Notice of each meeting of shareholders, stating the date, time and place, and, in the case of special meetings, the purpose or purposes for which such meeting is called, shall be given to each shareholder entitled to vote thereat not less than ten nor more than sixty days before the date of the meeting unless otherwise prescribed by the IBCL.
      Section 2.4. Record Dates. (a) In order that the Corporation may determine the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of shares or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a future date as the record date, which shall not be more than 70 days nor less than 10 days before the date of such meeting or any other action requiring a determination by shareholders.
      (b) If a record date has not been fixed as provided in preceding subsection (a), then:

            (i) The record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; and
            (ii) The record date for determining shareholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.
      (c) Only those who shall be shareholders of record on the record date so fixed as aforesaid shall be entitled to such notice of, and to vote at, such meeting and any adjournment thereof, or to receive payment of such dividend or other distribution, or to receive such allotment of rights, or to exercise such rights, as the case may be, notwithstanding the transfer of any shares on the books of the Corporation after the applicable record date; provided, however, the Corporation shall fix a new record date if a meeting is adjourned to a date more than one hundred twenty days after the date originally fixed for the meeting.
      Section 2.5. Quorum and Adjournment. At any meeting of the shareholders the holders of a majority of the outstanding shares of the Corporation entitled to vote who are present in person or represented by proxy shall constitute a quorum for the transaction of business unless otherwise prescribed by the IBCL or the Corporation's Articles of Incorporation, as amended (the "Articles of Incorporation"). Once a share is represented for any purpose at a meeting, it is deemed present for quorum purposes for the remainder of the meeting and for any adjournment of that meeting unless a new record date is set or is required to be set by the IBCL, the Articles of Incorporation or these By-Laws.
      Whether or not a quorum is present the Chairman of the meeting or shareholders present in person or represented by proxy representing a majority of the shares present or represented may adjourn the meeting from time to time, without notice other than an announcement at the meeting. At any such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the original meeting.
      Section 2.6. Voting by Shareholders; Proxies. Every shareholder shall have the right at every shareholders' meeting to one vote for each share standing in his name on the books of the Corporation, except as otherwise provided by the IBCL or the Articles of Incorporation, and except that no share shall be voted at any meeting upon which any installment is due and unpaid, or which belongs to the Corporation. Election of directors at all meetings of the shareholders at which directors are to be elected shall be by ballot, and a plurality of the votes cast thereat shall be necessary to elect any Director. Action on a matter (other than the election of directors) submitted to shareholders entitled to vote thereon at any meeting shall be approved if the votes cast favoring the action exceed the votes cast opposing the action, unless a greater number of affirmative votes is required by the IBCL or by the Articles of Incorporation. A shareholder may vote either in person or by proxy executed in writing by the shareholder or a duly authorized attorney in fact. No proxy shall be valid after eleven months from the date of its execution unless a longer time is expressly provided therein.
      Section 2.7. Shareholder List. At lease five business days before each shareholders' meeting, the Secretary of the Corporation shall make, or cause to be made, an alphabetical list of the names of the shareholders entitled to notice of and to vote at the meeting, arranged by voting group (and within each voting group by class or series of shares) and showing the address of and the number of shares held by each shareholder.
      Beginning five business days before the date of the meeting and continuing through the meeting, the list shall be on file at the principal office of the Corporation (or at the place identified in the meeting notice in the city where the meeting will be held) and shall be available for inspection by any shareholder entitled to vote at the meeting for the purpose and to the extent permitted by law. During this period a shareholder, or the shareholder's agent or attorney authorized in writing, is entitled on written demand to inspect and copy the list during regular business hours and at the shareholder's expense.
      Section 2.8. Conduct of Business. (a) Presiding Officer. The Chairman of the Board of Directors, when present, and in the absence of the Chairman the President, shall be the presiding officer at all meetings of shareholders, and in the absence of the Chairman and the President, the Board of Directors shall choose a presiding officer. The presiding officer of the meeting shall have plenary power to determine procedure and rules of order (including with respect to the opening and the closing of the polls for each matter upon which shareholders will vote at the meeting) and make definitive rulings at meetings of the shareholders.
      (b) Annual Meetings of Shareholders. (i) Nominations of persons for election to the Board of Directors of the Corporation and the proposal of business to be considered by the shareholders may be made at an annual meeting of shareholders (A) pursuant to the Corporation's notice of meeting, (B) by or at the direction of the Board of Directors or (C) by any shareholder of the Corporation who was a shareholder of record at the time of giving of notice provided for in this Section 2.8, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this Section 2.8.
            (ii) For director nominations or other business to be properly brought before any annual meeting by a shareholder pursuant to clause (C) of paragraph (b)(i) of this Section 2.8, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder's notice shall be delivered to the Secretary at the principal business office of the Corporation not later than ninety days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than thirty days or delayed by more than sixty days from such anniversary date, notice by the shareholder to be timely must be so delivered not later than the ninetieth day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. Such shareholder's notice shall set forth (A) as to each person whom the shareholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (B) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made; and (C) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (x) the name and address of such shareholder, as they appear on the Corporation's books, and of such beneficial owner and (y) the class and number of shares of the Corporation which are owned beneficially and of record by such shareholder and such beneficial owner.
            (iii) The notice procedures of this Section 2.8 shall not apply to any annual meeting if the Corporation shall not have set forth in its proxy statement for the preceding annual meeting of shareholders the date by which notice of nominations by shareholders of persons for election as directors or of other business proposed to be brought by shareholders at the next annual meeting of shareholders must be received by the Corporation to be considered timely pursuant to this Section 2.8
      (c) Special Meetings of Shareholders. Only such business shall be conducted at a special meeting of shareholders as shall have been brought before the meeting pursuant to the Corporation's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of shareholders at which directors are to be elected pursuant to the Corporation's notice of meeting (A) by or at the direction of the Board of Directors or (B) by any shareholder of the Corporation who was a shareholder of record at the time of giving of notice provided for in this
Section 2.8, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this Section 2.8. Nominations by shareholders of persons for election to the Board of Directors may be made at such a special meeting of shareholders if a shareholder's notice containing the information set forth in paragraph (b)(ii) of this Section 2.8 shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the 90th day prior to such special meeting or the tenth day following the date on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.
      (d) General. (i) Only such persons who are nominated in accordance with the procedures set forth in this Section 2.8 shall be eligible to serve as directors and only such business shall be conducted at a meeting of shareholders as shall have been brought before the meeting in accordance with the procedures set forth in this Section 2.8. The presiding officer at the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made in accordance with the procedures set forth in this Section 2.8 and, if any proposed nomination or business is not in compliance with this Section 2.8, to declare that such defective proposal shall be disregarded.
            (ii) For purposes of this Section 2.8, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Sections 13, 14 or 15(d) of the Exchange Act.
            (iii) Notwithstanding the foregoing provisions of this Section 2.8, a shareholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Section 2.8. Nothing in this Section 2.8 shall be deemed to affect any rights of shareholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act.
      Section 2.9. Organization of Meetings. The Secretary, who may call on any officer or officers of the Corporation for assistance, shall make all necessary and appropriate arrangements for all meetings of shareholders, receive all proxies and ascertain and report to each meeting of shareholders the number of shares present, in person and by proxy. The certificate and report of the Secretary, as to the regularity of such proxies and as to the number of shares present, in person and by proxy, shall be received as prima facie evidence of the number of shares present in person and by proxy for the purpose of establishing the presence of a quorum at such meeting and for organizing the same, and for all other purposes.
      Section 2.10. Inspectors. At every meeting of shareholders there shall be appointed by the Board of Directors three inspectors of election to receive and count the votes of shareholders. Each inspector shall take an oath to fairly and impartially perform the duties of an inspector of the election and to honestly and truly report the results thereof. Such inspectors shall be responsible for tallying and certifying the vote taken on any matter at each meeting which is required to be tallied and certified by them in the resolution of the Board of Directors appointing them or the appointment of the presiding officer at such meeting as the case may be. Except as otherwise provided by these By-Laws or by law, such inspectors shall also decide all questions touching upon the qualification of voters, the validity of proxies and ballots, and the acceptance and rejection of votes. The Board of Directors shall have the authority to make rules establishing presumptions as to the validity and sufficiency of proxies.



                                  ARTICLE III.
                                   DIRECTORS.

      Section 3.1. Number and Classes. The Board of Directors shall consist of no more than ten and no fewer than five members, the actual number to be set by the Board by resolution. Subject to the rights of the holders of any series of Preferred Stock outstanding, the directors shall be divided into three classes, designated as Class I, Class II and Class III, respectively, which at all times shall be as nearly equal in number as possible. One class of directors shall be elected annually to serve for a term of three years or until their successors shall have been elected and qualified.
      Section 3.2. Resignation, Vacancies and Removal of Directors. Any director may resign his office at any time by delivering his resignation in writing to the Board of Directors, its Chairman, or the Secretary of the Corporation, and the acceptance of such resignation, unless required by the terms thereof, shall not be necessary to make such resignation effective. The resignation shall be effective when the notice is delivered unless the notice specifies a later effective date. If any vacancy occurs on the Board of Directors caused by resignation, death, or other incapacity, or increase in the number of directors, then (a) the Board of Directors may fill the vacancy; or (b) if the directors remaining in office constitute fewer than a quorum of the Board, they may fill the vacancy by the affirmative vote of a majority of all directors remaining in office; or (c) if a majority of the directors remaining in office are unable to agree on a person to fill the vacancy, then the remaining directors may call a special shareholders' meeting to fill the vacancy. The term of a director elected to fill a vacancy expires at the end of the term for which the director's predecessor was elected. Prior to the completion of their term of office, a director may only be removed in the manner as provided in the Articles of Incorporation.
      Section 3.3. Regular Meetings. A regular meeting of the Board of Directors will be held at the place of (or reasonably near thereto) and promptly following the annual meeting of the shareholders. At the annual meeting, the Board shall elect the officers of the Corporation for the ensuing year and transact such other business as may properly come before the meeting. Other regular meetings may be held at the principal office of the Corporation or at any other place and at such times as the Board may fix from time to time. Notice shall be given in accordance with Article IV of these By-Laws.
      Section 3.4. Special Meetings. Special meetings of the Board of Directors shall be held at the principal office of the Corporation or at any other place reasonably convenient for directors to attend whenever called by the Chairman or the President or a majority of the Board of Directors. Notice shall be given in accordance with the Article IV of these By-Laws.
      Section 3.5. Quorum and Voting. Except as provided in Section 3.2, a majority of the actual number of directors elected and qualified from time to time shall be necessary to constitute a quorum for the transaction of any business at any meeting of the Board of Directors. The affirmative vote of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, unless the act of a greater number is expressly required by the IBCL, the Articles of Incorporation, or these By-

Laws. If a quorum shall not be present at any meeting of the Board of Directors, the directors present may adjourn the meeting from time to time, without notice other than an announcement at the meeting, until a quorum is present.
      Section 3.6. Compensation. Each member of the Board of Directors shall be paid such compensation as shall be fixed by the Board of Directors, provided, that nothing herein contained shall be construed to preclude any director from serving in any other capacity and receiving compensation therefore.
      Section 3.7. Qualification. Upon attaining the age of seventy years, a director shall submit a written notice of resignation to the Board of Directors effective as of the end of the next regularly scheduled meeting of the Board of Directors. Any employee director (other than the President or Chairman) whose employment with the Corporation is terminated prior to attaining the age of seventy years shall submit a written notice of resignation to the Board of Directors effective immediately. The Board, at its discretion, may determine not to accept, or may defer the effective date of, any resignation received pursuant to this Section 3.7. In addition, any person who first becomes a director of the Company after December 12, 2003 shall be limited to a term of twelve consecutive years as a director of the Company.
      Section 3.8. Committees. (a) The Board of Directors may from time to time, in its discretion, by resolution passed by a majority of the Board, designate, and appoint, from the directors, committees of one or more persons which shall have and may exercise such lawfully delegable powers and duties conferred or authorized by the resolutions of designation and appointment. The Board of Directors shall have power at any time to change the members of any such committee, to fill vacancies, and to discharge any such committee.
      (b) Unless the Board of Directors shall provide otherwise, the presence of one-half of the total membership of any committee of the Board of Directors shall constitute a quorum for the transaction of business at any meeting of such committee and the affirmative vote of a majority of those present shall be necessary and sufficient for the taking of any action thereat.
      Section 3.9. Directors' or Committee Action by Consent in Lieu of Meeting. Any action required or permitted to be taking at any meeting of the Board of Directors or any committee thereof may be taken without a meeting if the action is taken by all members of the Board or such committee as the case may be. The action shall be evidenced by one or more written consents describing the action taken, signed by each director, and included in the minutes or filed with the Corporation's records reflecting the action taken. Any such written consent is effective when the last director signs the consent, unless the consent specifies a different prior or subsequent effective date.
      Section 3.10. Meetings by Telephone or Other Communications. Members of the Board of Directors, or any committee of the Board, may participate in a meeting of the Board or such committee by means of telephone or other communication by which all directors participating may simultaneously hear each other during the meeting. A director participating in a meeting by this means is deemed to be present in person at the meeting.
      Section 3.11. Assent by Director to Action Taken at a Meeting. A director who is present at a meeting of the Board of Directors or a committee of the Board at which action on any corporate matter is taken is deemed to have assented to the action taken unless:
            (a) The director objects at the beginning of the meeting (or promptly upon the director's arrival) to holding it or transacting business at the meeting;
            (b) The director's dissent or abstention from the action taken is entered in the minutes of the meeting; or
            (c) The director delivers written notice of the director's dissent or abstention to the presiding officer of the meeting before its adjournment or to the Secretary of the Corporation immediately after adjournment of the meeting.
The right of dissent or abstention is not available to a director who votes in favor of the action taken.

                                  ARTICLE IV.
                                   NOTICES.

      Section 4.1. Notices. Notices to directors and shareholders shall be in writing and delivered personally or mailed to their addresses appearing on the records of the Corporation or, with respect to directors only, by telegram, cable, telephone, telecopy, facsimile or a nationally recognized overnight delivery service. Notice to directors of special meetings by mail shall be given at least two days before the meeting. Notice to directors of special meetings by personal delivery, telegram, cable, telephone, telecopy or facsimile shall be given a reasonable time before the meeting, but in no event less than one hour before the meeting. Notice by mail or recognized overnight delivery service shall be deemed to be given when sent to the director at his or her address appearing on the records of the Corporation. Notice by telegram or cable shall be deemed to be given when the telegram or cable addressed to the director at his or her address appearing on the records of the Corporation is delivered to the telegraph company. Notice by telephone, telecopy or facsimile shall be deemed to be given when transmitted by telephone, telecopy or facsimile to the telephone, telecopy or facsimile number appearing on the records of the Corporation for the director (regardless of whether the director shall have personally received such telephone call or telecopy or facsimile message).
      Section 4.2. Waiver of Notice. Whenever any notice is required, a waiver thereof signed by the person entitled to such notice, whether before or after the time stated therein, and filed with the minutes or corporate records, shall be deemed equivalent to the giving of notice. Attendance of any person at any meeting of shareholders or directors shall constitute a waiver of notice of such meeting, except when such person attends only for the express purpose of objecting, at the beginning of the meeting (or in the case of a director's meeting, promptly upon such director's arrival), to the transaction of any business at the meeting and does not thereafter vote for or assent to action taken at the meeting.

                                  ARTICLE V.
                                   OFFICERS.

      Section 5.1. Officers (Including Removal). The officers of the Corporation may consist of a Chairman of the Board, a President, one or more Vice Presidents, a Treasurer, and a Secretary, all of whom shall be elected by the Board of Directors of the Corporation at the first meeting thereof immediately following the annual meeting of the shareholders (or at such other time as the Board deems appropriate), and shall hold office until their successors are elected and qualify. One person may hold more than one office. The Board of Directors shall have the power from time to time to appoint such other officers as may be necessary for the proper conduct of the business of the Corporation. Any officer elected or appointed by the Board of Directors may be removed at any time with or without cause by the affirmative vote of a majority of the whole Board of Directors.
      Section 5.2. Compensation. The compensation of the officers of the Corporation elected or appointed by the Board of Directors, shall be fixed by the Board of Directors or a committee of the Board.
      Section 5.3. Chairman. The Chairman shall be the chief executive officer of the Corporation and shall have general authority and supervision over the management and direction of the affairs of the Corporation and supervision of all departments and of all officers of the Corporation. The Chairman shall, subject to the other provisions of these By-Laws, have such other powers and perform such other duties as usually devolve upon the chief executive officer of a corporation or as may be prescribed by the Board of Directors, and shall, when present, preside at all meetings of the shareholders and of the Board of Directors. In case of the absence, disability, death, resignation or removal from office of the Chairman, the powers and duties of the Chairman shall, for the time being, devolve upon and be exercised by the President, unless otherwise ordered by the Board of Directors.
      Section 5.4. President. The President shall be the chief operating officer of the Corporation and shall have such general authority and supervision over the management and direction of the affairs of the Corporation, subject to the authority of the Chairman. The President shall, subject to the other provisions of these By-Laws, have such other powers and perform such other duties as usually devolve upon the President of a corporation, and such further duties as may be prescribed by the Chairman or the Board of Directors. In case of the absence, disability, death, resignation or removal from office of the President, the powers and duties of the President shall, for the time being, devolve upon and be exercised by the Chairman, and in case of the absence, disability, death, resignation, or removal from office of both the Chairman and the President, the powers and duties of the President shall, for the time, being devolve upon and be exercised by the Vice President so appointed by the Board of Directors.
      Section 5.5. Vice Presidents. Each of the Vice Presidents shall have such powers and duties as may be prescribed by the Board of Directors, the Chairman or the President. The Board of Directors, the Chairman or the President may designate one or more of such Vice Presidents as Executive Vice President, Senior Vice President or Assistant Vice President.
      Section 5.6. Secretary. The Secretary shall attend and keep the minutes of all meetings of the Board of Directors and of the shareholders. The Secretary shall have charge and custody of the corporate records and corporate seal of the Corporation, and shall in general perform all duties incident to the office of secretary of a corporation, subject at all times to the direction and control of the Board of Directors, the Chairman and the President.
      Section 5.7. Treasurer. The Treasurer shall have charge of, and shall be responsible for, the collection, receipt, custody and disbursement of the funds of the Corporation, and shall also have the custody of all securities belonging to the Corporation. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper receipts or making proper vouchers for such disbursements, and shall at all times preserve the same during the term of office. When necessary or proper, the Treasurer shall endorse, on behalf of the Corporation, all checks, notes, or other obligations payable to the Corporation or coming into possession of the Treasurer for and on behalf of the Corporation, and shall deposit the funds arising therefrom, together with all other funds of the Corporation coming into possession of the Treasurer, in the name and to the credit of the Corporation in such bank or banks as the Board of Directors shall from time to time by resolution direct. The Treasurer shall perform all duties incident to the office of treasurer of a corporation, subject at all time to the direction and control of the Board of Directors, the Chairman and the President.

                                  ARTICLE VI.
                                CAPITAL STOCK.

      Section 6.1. Certificates for Shares. Unless the Articles of Incorporation provide otherwise, all shares of stock of the Corporation shall be represented by a certificate. The certificates for shares of the Corporation shall be in such form not inconsistent with the Articles of Incorporation and the IBCL and as shall be approved by the Board of Directors. At a minimum, each certificate for shares must state on its face:
            (a) The name of the Corporation and that it is organized under the law of the State of Indiana;
            (b)  The name of the person to whom issued; and
            (c) The number and class of shares and the designation of the series, if any, the certificate represents.
Each certificate must be signed (either manually or in facsimile) by the Chairman or the President and Secretary or such other two officers as may be designated by the Board. Share certificates which have been signed (whether manually or in facsimile) by officers may be used and shall continue to be valid even though any individual whose signature appears on a certificate shall no longer be an officer of the Corporation at the time of the issue of the certificate.
      Section 6.2. Registration of Transfer and Registered Shareholders. Registration of transfer of shares and issuance of a new certificate or certificates therefor shall be made only upon surrender to the Corporation or its transfer agent and cancellation of a certificate or certificates for a like number of shares of the same class, properly endorsed for transfer, accompanied by (a) such assurance as the Corporation or transfer agent may require as to the genuineness and effectiveness of each necessary endorsement,
(b) satisfactory evidence of compliance with all laws relating to collection of taxes, and (c) satisfactory evidence of compliance with or removal of any restriction on transfer of which the Corporation or transfer agent may have notice.
As respects the Corporation, its stock record books shall be conclusive as to the ownership of its shares for all purposes and the Corporation shall not be bound to recognize adverse claims.
      Section 6.3. Consideration for Issue of Shares. The shares of the capital stock of the Corporation may be issued by the Corporation from time to time for such an amount of consideration as may be fixed by the Board of Directors and consisting of any tangible or intangible property or benefit to the Corporation, including cash, promissory notes, services performed, contracts for services to be performed, or other securities of the Corporation. When payment of the consideration for which any share was authorized to be issued shall have been received by the Corporation, the shares issued therefor shall be fully paid and nonassessable. Shares may be issued to the Corporation's shareholders without consideration to the extent permitted by the IBCL and shares so issued shall be fully paid and nonassessable. If the Corporation authorizes the issuance of shares for promissory notes or for promises to render services in the future, the Corporation shall report in writing to the shareholders the number of shares authorized to be issued with or before the notice of the next shareholders' meeting. The Board may (but is not required) to place in escrow shares issued for a contract for future services or benefits or a promissory note or may make such other arrangements or conditions or place such other restrictions on the transfer of the shares until the services are performed, the note is paid, or the benefits are received.
      Section 6.4. Lost, Stolen or Destroyed Certificates. No certificate for shares of the capital stock of the Corporation shall be issued in place of any certificate alleged to have been lost, stolen or destroyed except upon proper evidence to the satisfaction of the Board of Directors of such loss, theft, or destruction, and (unless waived by the Board of Directors) except upon delivery to the Corporation of a bond of indemnity in such amount as may be fixed by the Board of Directors, executed by the person to whom the new certificate or certificates should be issued and also by a surety company approved by the Board of Directors, indemnifying the Corporation against any claim upon or in respect of such lost, stolen, or destroyed certificate; provided, however, that whenever this Corporation has a duly appointed, qualified and acting transfer agent for its said shares, the Board of Directors may delegate to said transfer agent the authority to determine the sufficiency of the proof of such loss, theft or destruction and to issue new certificate or certificates in replacement thereof, and the Board of Directors may waive the necessity of obtaining a separate bond of indemnity in connection with the issuance of each certificate replacing such lost, stolen or destroyed certificates and in lieu thereof may authorize such transfer agent to obtain a blanket lost original instruments bond naming this Corporation and such transfer agent as the obligees therein.
      Section 6.5. Transfer Agent and Registrars. The Board of Directors may from time to time appoint a transfer agent and a registrar in one or more cities, may require all certificates evidencing shares of the Corporation to bear signatures of a transfer agent and a registrar, may provide that such certificates shall be transferable in more than one city, and may provide for the functions of transfer agent and registrar to be combined in one agency.

                                  ARTICLE VII.
                              CONDUCT OF BUSINESS.

      Section 7.1. Contracts, Deeds and Other Instruments. All agreements evidencing obligations of the Corporation, including but not limited to contracts, trust deeds, promissory notes, sight drafts, time drafts and letters of credit (including applications therefor), may be signed by any one of the Chairman, the President, any Vice President, the Treasurer, the Secretary, and any person authorized by a resolution of the Board of Directors.
      A certified copy of these By-Laws and/or any authorization given hereunder may be furnished as evidence of the authorities herein granted, and all persons shall be entitled to rely on such authorities in the case of a specific contract, conveyance or other transaction without the need of a resolution of the Board of Directors specifically authorizing the transaction involved.
      Section 7.2. Checks. Checks and other negotiable instruments for the disbursement of Corporation funds may be signed by any one of the Chairman, the President, any Vice President and the Treasurer. In addition to the foregoing, other persons may sign instruments for the disbursement of Corporation funds under written authorization signed by any two of the foregoing officers acting jointly. Electronic or wire transfers of funds may be authorized by any officer of the Corporation who is authorized pursuant to this Section 7.2 to disburse Corporation funds by check or other negotiable instrument.
      Section 7.3. Deposits. Securities, notes and other evidences of indebtedness shall be kept in such places, and deposits of checks, drafts and funds shall be made in such banks, trust companies or depositories, as shall be recommended and approved by any two of the Chairman, the President, any Vice President and the Treasurer.
      Section 7.4. Voting of Stock. Unless otherwise ordered by the Board of Directors, the Chairman, the President or any Vice President shall have the power to execute and deliver on behalf of the Corporation proxies on stock owned by the Corporation appointing a person or persons to represent and vote such stock at any meeting of stockholders, with full power of substitution, and shall have power to alter or rescind such appointment. Unless otherwise ordered by the Board of Directors, the Chairman, the President or any Vice President shall have the power on behalf of the Corporation to attend and to act and vote at any meeting of stockholders of any corporation in which the Corporation holds stock and shall possess and may exercise any and all rights and powers incident to the ownership of such stock, which, as the owner thereof, the Corporation might have possessed and exercised if present. The Board of Directors may confer like powers upon any other person or persons.
      Section 7.5. Transfer of Stock. Such form of transfer or assignment customary or necessary to effect a transfer of stocks or other securities standing in the name of the Corporation shall be signed by the Chairman, the President, any Vice President or the Treasurer, and the Secretary shall sign as witness if required on the form. A corporation or person transferring any such stocks or other securities pursuant to a form of transfer or assignment so executed shall be fully protected and shall be under no duty to inquire whether the Board of Directors has taken action in respect thereof.

                                  ARTICLE VIII
                                 INDEMNIFICATION.

      Section 8.1. Definitions. As used in this Article VIII:
      (a) "Director" means an individual who is or was a director of the Corporation or an individual who, while a director of the Corporation, is or was serving at the Corporation's request as a director, officer, partner, member, manager, trustee, employee, or agent of another foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan, or other enterprise, whether for profit or not. A director is considered to be serving an employee benefit plan at the Corporation's request if the director's duties to the Corporation also impose duties on, or otherwise involve services by, the director to the plan or to participants in or beneficiaries of the plan. "Director" includes, unless the context requires otherwise, the estate or personal representative of a director.
      (b)   "Expenses" include counsel fees.
      (c) "Liability" means the obligation to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan), or reasonable expenses incurred with respect to a proceeding.
      (d) "Officer" means an individual who is or was an officer of the Corporation or an individual who, while an officer of the Corporation, is or was serving at the Corporation's request as a director, officer, partner, member, manager, trustee, employee, or agent of another foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan, or other enterprise, whether for profit or not. An officer is considered to be serving an employee benefit plan at the Corporation's request if the officer's duties to the Corporation also impose duties on, or otherwise involve services by, the officer to the plan or to participants in or beneficiaries of the plan. "Officer" includes, unless the context requires otherwise, the estate or personal representative of an officer.
      (e)   "Official capacity" means:
            (1) When used with respect to a director, the office of director in the Corporation;
            (2) When used with respect to an officer, the office of the Corporation held by the officer; and
            (3) When used with respect to an individual other than an officer or director, the employment or agency relationship undertaken by the employee or agent on behalf of the Corporation.
"Official capacity" does not include service for any other foreign or domestic corporation or any partnership, limited liability company, joint venture, trust, employee benefit plan, or other enterprise, whether for profit or not.
      (f) "Party" includes an individual who was, is, or is threatened to be made a named defendant or respondent in a proceeding.
      (g) "Proceeding" means any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal.

      Section 8.2.  Indemnification.
            (a) The Corporation shall indemnify an individual made a party to a proceeding because the individual is or was a director or officer against any liability incurred in the proceeding if:
                  (1)   the individual's conduct was in good faith; and
                  (2)   the individual reasonably believed:
                        (A) in the case of conduct in the individual's official capacity with the Corporation, that the individual's conduct was in the Corporation's best interests; and
                        (B) In all other cases, that the individual's conduct was at least not opposed to the Corporation's best interest; and
                  (3) In the case of any criminal proceeding, the individual either:
                        (A) Had reasonable cause to believe the individual's conduct was lawful; or
                        (B)   Had no reasonable cause to believe the
                  individual's conduct was unlawful.
      (b) A director's or officer's conduct with respect to an employee benefit plan for a purpose the director or officer reasonably believed to be in the interests of the participants in and beneficiaries of the plan is conduct that satisfies the requirement of subsection (a)(2)(B) of this Section 8.2.
      (c) The termination of a proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent is not, of itself, determinative that the director or officer did not meet the standard of conduct described in this Section 8.2.
      Section 8.3. Additional Indemnification. In addition to the indemnification to which a director or officer may be entitled pursuant to
Section 8.2, the Corporation shall indemnify a director or officer who was wholly successful, on the merits or otherwise, in the defense of any proceeding to which the director or officer was a party because the director or officer was a director or officer of the Corporation against reasonable expenses incurred by the director or officer in connection with the proceeding.
      Section 8.4.  Advance Indemnification.
      (a) The Corporation shall pay for or reimburse the reasonable expenses incurred by a director or officer who is a party to a proceeding in advance of final disposition of the proceeding if:
            (1) The director or officer furnishes the Corporation a written affirmation of the director's or officer's good faith belief that the director or officer has met the standard of conduct described in Section 8.2.
            (2) The director or officer furnishes the Corporation a written undertaking, executed personally or on the director's or officer's behalf, to repay the advance if it is ultimately determined that the director or officer did not meet the standard of conduct;
       and
            (3) A determination is made that the facts then known to those making the determination would not preclude indemnification under this Article VIII.
      (b) The undertaking required by subsection (a)(2) of this Section 8.4 must be an unlimited general obligation of the director or officer but need not be secured and may be accepted without reference to financial ability to make repayment.
      (c) Determinations and authorizations of payments under this section shall be made in the manner specified in Section 8.5 below.
      Section 8.5. Procedure for Determining Indemnification.

      (a)   The Corporation may not indemnify a director or officer under
Section 8.2 of this Article VIII unless authorized in the specific case after a determination has been made that indemnification of the director or officer is required in the circumstances because the director or officer has met the standard of conduct set forth in Section 8.2 of this Article VIII.
      (b) The determination shall be made by any one of the following procedures:
            (1) By the board of director by majority vote of a quorum consisting of directors not at the time parties to the proceeding.
            (2) If a quorum cannot be obtained under subdivision (1), by majority vote of a committee duly designated by the board of directors (in which designation directors who are parties may participate), consisting solely of two or more directors not at the time parties to the proceeding.
            (3)   By special legal counsel:
                  (A) Selected by the board of directors or its committee in the manner prescribed in subdivision (1) or (2); or
                  (B) If a quorum of the board of directors cannot be obtained under subdivision (1) and a committee cannot be designated under subdivision (2), selected by majority vote of the full board of directors (in which selection directors who are parties may participate).
            (4) By the shareholders, but shares owned by or voted under the control of directors who are at the time parties to the proceeding may not be voted on the determination.
      (c) Authorization of indemnification and evaluation as to reasonableness of expenses shall be made in the same manner as the determination that indemnification under Section 8.2 is required, except that if the determination is made by special legal counsel, authorization of indemnification and evaluation as to reasonableness of expenses shall be made by those entitled under subsection (b)(3) of this Section 8.5 to select counsel.
      Section 8.6.  Indemnification of Agents and Employees.
      (a)   The Corporation may indemnify and advance expenses under this
Article VIII to an employee, or agent of the Corporation, whether or not an officer or director, to the same extent as to a director or officer; and
      (b) The Corporation may also indemnify and advance expenses to an officer, employee or agent, whether or not a director, to the extent, consistent with public policy, that may be provided by the Articles of Incorporation, general or specific action of the Board of Directors, or contract.
      Section 8.7.  Indemnification Not Exclusive.
      (a) The indemnification and advance for expenses provided for or authorized by this Article VIII does not exclude any other rights to indemnification and advance for expenses that a person may have under:
            (1)   the IBCL;
            (2)   the Corporation's Article of Incorporation or By-Laws;
            (3) a resolution of the board of directors or of the shareholders;
            (4)   any contract or policy of insurance; or
            (5) any other authorization, whenever adopted, after notice, by a majority vote of all the voting shares then issued and outstanding.
      (b) Without limiting the foregoing subsection (a), nothing contained in this Article VIII shall be construed to limit in any manner the indemnification or advance for expenses that may be permitted or required, in the absence of the provisions of this Article VIII, pursuant to the IBCL.
      (c) This Article VIII does not limit the Corporation's power to pay or reimburse expenses incurred by a director, officer, employee, or agent in connection with the person's appearance as a witness in a proceeding at a time when the person has not been made a named defendant or respondent to the proceeding.
      Section 8.8. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation or who while a director, officer, employee or agent of the Corporation is or was serving at the request of the Corporation as a director, officer, partner, member, manager, trustee, employee, or agent of another foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan, or other enterprise, against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the Corporation would have the power to indemnify him or her against such liability under the provisions of this Article VIII or under the IBCL.
      Section 8.9.  Contract With The Corporation. The provisions of this
Article VIII shall be deemed to be a contract between the Corporation and each director or officer who serves in any such capacity at any time while this
Article VIII is in effect, and any repeal or modification of any provisions of this Article VIII shall not affect any rights or obligations theretofore accruing under this Article VIII with respect to any state of facts then or theretofore existing or any claim, action, suit or proceeding theretofore or thereafter brought or threatened based in whole or in part upon any such state of facts.




                                  ARTICLE IX.
                                     SEAL.

      If a corporate seal is used, it shall have inscribed thereon the name "Franklin Electric Co., Inc." around the circumference thereof and the word "Seal" in the center thereof. The seal can be used by causing it or a facsimile thereof to be impressed, affixed, reproduced or otherwise.

                                  ARTICLE X.
                                 FISCAL YEAR.

      The fiscal year of the Corporation shall end with the Saturday nearest to December 31 and begin with the Sunday following the Saturday nearest to December 31.

                                  ARTICLE XI.
                                   AMENDMENT.

      These By-Laws may be amended by the Board of Directors, by the affirmative vote of a majority of all the members of the Board of Directors, at any regular or special meeting, notice of which contains the proposed amendment or a digest thereof; or at any meeting, regular or special, at which all directors are present, or by the written consent of all directors pursuant to Section 3.2 of Article III of these By-Laws.

                                  ARTICLE XII.
                                 CONTROL SHARES.

      The terms "control shares" and "control share acquisition" used in this
Article XII shall have the meanings set forth in Indiana Business Corporation Law Section 23-1-42-1, ET SEQ. (the "Act"). Control shares of the Corporation acquired in a control share acquisition shall have only such voting rights as are conferred by the Act.

      Control shares of the Corporation acquired in a control share acquisition with respect to which the acquiring person has not filed with the Corporation the acquiring person statement required by the Act may, at any time during the period ending sixty days after the last acquisition of control shares by the acquiring person, be redeemed by the Corporation at the fair value thereof pursuant to procedures authorized by a resolution of the Board of Directors. Such authority may be exercised generally or confined to specific instances.
      Control shares of the Corporation acquired in a control share acquisition with respect to which the acquiring person was not granted full voting rights by the shareholders as provided in the Act may, at any time after the shareholder vote required by the Act, be redeemed by the Corporation at the fair value thereof pursuant to procedures authorized by a resolution of the Board of Directors. Such authority may be exercised generally or confined to specific instances.

                                                                  Exhibit 10.4
                                                                  ------------


                         FRANKLIN ELECTRIC CO., INC.
                              STOCK OPTION PLAN
              (AS AMENDED AND RESTATED EFFECTIVE APRIL 25, 2003)

                              TABLE OF CONTENTS                     PAGE

       ARTICLE 1. AMENDMENT AND RESTATEMENT............................1
       ARTICLE 2. DEFINITIONS..........................................2
       ARTICLE 3. ADMINISTRATION.......................................5
       ARTICLE 4. SHARES SUBJECT TO THE PLAN AND MAXIMUM AWARDS........6
       ARTICLE 5. ELIGIBILITY AND PARTICIPATION........................6
       ARTICLE 6. STOCK OPTIONS........................................7
       ARTICLE 7. TANDEM STOCK APPRECIATION RIGHTS.....................8
       ARTICLE 8. BENEFICIARY DESIGNATION.............................10
       ARTICLE 9. RIGHTS OF EMPLOYEES AND NONEMPLOYEE DIRECTORS.......10
       ARTICLE 10.CHANGE IN CONTROL...................................11
       ARTICLE 11.AMENDMENT, MODIFICATION, AND TERMINATION............11
       ARTICLE 12.WITHHOLDING.........................................12
       ARTICLE 13.INDEMNIFICATION.....................................12
       ARTICLE 14.SUCCESSORS..........................................13
       ARTICLE 15.LEGAL CONSTRUCTION..................................13
       ARTICLE 16.PLAN PROVISIONS APPLICABLE TO GRANTS MADE UNDER THE
                  NONEMPLOYEE DIRECTOR OPTION PLAN....................13

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

      The Option Price upon exercise of any Option shall be payable to the Company in full either: (a) in cash or its equivalent, or (b) by tendering previously acquired Shares having an aggregate Fair Market Value at the time of exercise equal to the total Option Price (provided that the Shares which are tendered must have been held by the Participant for at least six (6) months prior to their tender to satisfy the Option Price).
      As soon as practicable after receipt of a written notification of exercise and full payment, the Company shall deliver to the Participant, in the Participant's name, Share certificates in an appropriate amount based upon the number of Shares purchased under the Option(s).
      In the event that a Tandem SAR is granted with an Option, the exercise of such related Option shall cause the surrender of the right to exercise the equivalent portion of the related Tandem SAR.
      6.7 RESTRICTIONS ON SHARE TRANSFERABILITY. The Committee may impose such restrictions on any Shares acquired pursuant to the exercise of an Option granted under this Article 6 as it may deem advisable, including, without limitation, restrictions under applicable Federal securities laws, under the requirements of any stock exchange or market upon which such Shares are then listed and/or traded, and under any blue sky or state securities laws applicable to such Shares.
      6.8 TERMINATION OF EMPLOYMENT OR SERVICE ON THE BOARD. Unless otherwise determined by the Committee, in the event a Participant's employment with the Company and/or its Subsidiaries, or service on the Board, is terminated due to death or Disability, all of his or her Options shall immediately become fully vested on the date of termination and shall be exercisable for the lesser of two (2) years following the date of termination or the expiration date of the Options.
      Unless otherwise determined by the Committee, in the event a Participant's employment with the Company and/or its Subsidiaries or service on the Board is terminated for any reason other than death or Disability, all of his or her Options which are unvested at the date of termination shall be forfeited to the Company; and his or her Options which are vested at the date of termination shall be exercisable for the lesser of six (6) months following the date of termination or the expiration date of the Options.
      6.9 NONTRANSFERABILITY OF OPTIONS. Except as otherwise provided in a Participant's Award Agreement, no Option granted under this Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, except as otherwise provided in a Participant's Award Agreement, all NQSOs granted to a Participant under this Article 6 shall be exercisable during his or her lifetime only by such Participant.
                                  ARTICLE 7.
                      TANDEM STOCK APPRECIATION RIGHTS

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


      16.1  FINITIONS.
      (i) "Board" or "Board of Directors" means the Board of Directors of the Company, and includes any committee of the Board of Directors designated by the Board to administer part or all of the Nonemployee Director Option Plan.
      (ii) "Nonemployee Director" means any individual who was a member of the Board of Directors of the Company, but was not, as of the date of the grant of an Option, an Employee of the Company.
      (iii) "Option" means a grant of Nonqualified Stock Options under the Nonemployee Director Option Plan prior to the Effective Date.
      16.2 ADMINISTRATION BY THE BOARD. The Board shall have the full power, discretion and authority to interpret and administer the Options in a manner which is consistent with the provisions of this Article 16.
      16.3 GRANTS OF OPTIONS. Prior to the Effective Date, and subject to the limitation on the number of Shares contained in the Nonemployee Director Option Plan, each person who was a Nonemployee Director following each Annual Meeting of the Shareholders was automatically granted an Option to purchase ten thousand (10,000) Shares. Other than these automatic grants of Options, no additional Options were granted under the Nonemployee Director Option Plan. On and after the Effective Date there will be no automatic grants of Options to Nonemployee Directors under the Plan or the Nonemployee Director Option Plan that was merged into the Plan. All grants of Options to Nonemployee Directors under the Plan will be made pursuant to Section 6.1 above.
      16.4 AWARD AGREEMENT. Each Option granted under the Nonemployee Director Option Plan is evidenced by an Award Agreement that specifies the Option Price, the duration of the Option, and the number of Shares available for purchase under the Option as set forth in this Article 16.
      16.5 OPTION PRICE. The Option Price per Share available for purchase under an Option was equal to the Fair Market Value of such Share on the date the Option was granted.

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

      16.10 TERMINATION OF SERVICE ON BOARD OF DIRECTORS FOR OTHER REASONS. If the service of the Nonemployee Director on the Board shall terminate for any reason other than for death, Disability, or retirement on or after attaining the age of seventy (70), any outstanding Options held by the Nonemployee Director that are not exercisable as of the date of termination immediately shall be forfeited to the Company (and shall once again become available for grant under the Plan). To the extent an Option is exercisable as of the date of termination of the Nonemployee Director's service on the Board, it shall remain exercisable at any time prior to its expiration date, or for six (6) months after the date the Nonemployee Director's service on the Board terminates, whichever period is shorter.
      16.11 NONTRANSFERABILITY OF OPTIONS. No Option granted under the Nonemployee Director Option Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, all Options granted to a Nonemployee Director under the Nonemployee Director Option Plan shall be exercisable during his or her lifetime only by such Nonemployee Director.
      Notwithstanding the preceding provisions of this Section, a Nonemployee Director, at any time prior to his or her death, may assign all or any portion of an Option granted to him or her to (i) his or her spouse or lineal descendant, (ii) the trustee of a trust established for the primary benefit of his or her spouse or lineal descendant, (iii) a partnership of which his or her spouse and lineal descendants are the only partners, or (iv) a tax-exempt organization as described in Section 501(c)(3) of the Code. In such event, the spouse, lineal descendants, trustee, partnership or tax-exempt organization, will be entitled to all the rights of the Nonemployee Director with respect to the assigned portion of such Option, and such portion of the Option will continue to be subject to all of the terms, conditions and restrictions applicable to the Option as set forth herein immediately prior to the effective date of the assignment. Any such assignment will be permitted only if (i) the Nonemployee Director does not receive any consideration therefor, and (ii) the assignment is expressly approved by the Board. Any such assignment shall be evidenced by an appropriate written document executed by the Nonemployee Director and a copy thereof shall be delivered to the Board on or prior to the effective date of the assignment.

                                                                 EXHIBIT 10.11
                                                                 -------------

                     FIRST AMENDMENT TO CREDIT AGREEMENT

      THIS FIRST AMENDMENT TO CREDIT AGREEMENT (this "Amendment") is made as of the 7th day of November, 2003, by and among FRANKLIN ELECTRIC CO., INC., an Indiana corporation (the "Borrower"), the BANKS listed on the signature pages hereof (collectively, the "Banks"), BANK ONE, NA, a national banking association having its main office in Chicago, Illinois, and being the successor by merger to BANK ONE, INDIANA, NA, as Documentation Agent (the "Documentation Agent"), WELLS FARGO BANK, NATIONAL ASSOCIATION, as Syndication Agent (the "Syndication Agent") and WACHOVIA BANK, NATIONAL ASSOCIATION, as Administrative Agent (the "Administrative Agent").

RECITALS:
--------

      The Borrower, the Documentation Agent, the Syndication Agent, the Administrative Agent and the Banks have entered into a certain Credit Agreement dated as of November 26, 2001 (as amended, the "Credit Agreement"). Capitalized terms used in this Amendment which are not otherwise defined in this Amendment shall have the respective meanings assigned to them in the Credit Agreement.

      The Borrower has requested the Administrative Agent and the Banks to amend the Credit Agreement to permit the Borrower to transfer certain assets to two (2) Wholly Owned Subsidiaries and to make other such changes as the parties hereunder deem appropriate.

      NOW, THEREFORE, in consideration of the Recitals and the mutual promises contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrower, the Documentation Agent, the Syndication Agent, the Administrative Agent and the Banks, intending to be legally bound hereby, agree as follows:

      SECTION 1. RECITALS. The Recitals are incorporated herein by reference and shall be deemed to be a part of this Amendment.

      SECTION 2. AMENDMENTS. The Credit Agreement is hereby amended as set forth in this Section 2.

      SECTION 2.1.  AMENDMENTS TO ARTICLE I. The definitions set forth in
Section 1.01 of the Credit Agreement are hereby amended by:

      (a) amending and restating the following definition to read as follows:
            "Material Subsidiary" means at any time (i) any Subsidiary having total assets (determined in accordance with GAAP) in excess of $5,000,000 and (ii) any Significant Subsidiary.

      (b) inserting the following new definition to read in its entirety as follows:
            "Significant Subsidiary" means each of Franklin Electric Manufacturing, Inc. and Franklin Electric Sales, Inc.

      SECTION 2.2. AMENDMENTS TO ARTICLE V. Article V of the Credit Agreement is hereby amended by:

      (a) amending and restating Section 5.10 to read in its entirety as follows:

            Section 5.10 Consolidations, Mergers and Sales of Assets. The Borrower will not, nor will it permit any Subsidiary to, consolidate or merge with or into, or sell, lease or otherwise transfer all or any substantial part of its assets to, any other Person, provided that: (a) the Borrower may merge with another Person if (i) such Person was organized under the laws of the United States of America or one of its states, (ii) the Borrower is the corporation surviving such merger and (iii) immediately after giving effect to such merger, no Default shall have occurred and be continuing, (b) Subsidiaries of the Borrower may merge with one another or with the Borrower if, in the event such merger is between a Significant Subsidiary and another Subsidiary, such Significant Subsidiary is the corporation surviving such merger, and (c) the foregoing limitation on the sale, lease or other transfer of assets shall not prohibit (i) any sale, contribution or other transfer of Securitization Assets pursuant to the Securitization Documents under a Permitted Securitization by the Borrower or any Subsidiary, (ii) any sale and leaseback of any Property owned by the Borrower or any of its Subsidiaries, (iii) any sale, lease or other transfer of assets made by the Borrower or any Subsidiary in the ordinary course of its business, (iv) any sale, lease or other transfer of assets by a Subsidiary to the Borrower or to a Wholly Owned Subsidiary, (v) any sale, lease or other transfer of assets by the Borrower to a Significant Subsidiary, (vi) any sale, lease or other transfer of assets by a Significant Subsidiary to the Borrower or to any other Significant Subsidiary, or (vii) any sale, lease or other transfer of assets outside of the ordinary course of business so long as the aggregate amount of assets sold, leased or otherwise transferred outside of the ordinary course of business in the then most recent twelve (12) month period which were not otherwise permitted by this Section 5.10 to be sold, leased or otherwise transferred together with the amount of any assets then proposed to be sold, leased or otherwise transferred outside of the ordinary course of business which are not otherwise permitted by this Section 5.10 to be sold, leased or otherwise transferred (A) does not constitute more than fifteen percent (15%) of Consolidated Total Assets determined as of the end of the most recently ended Fiscal Year and (B) has not contributed more than fifteen percent (15%) of Consolidated Operating Profits for the most recently ended Fiscal Year.

      (b) amending and restating Section 5.22 to read in its entirety as follows:

            Section 5.22 Limitation on Subsidiary Debt. The Borrower shall not permit (i) any Significant Subsidiary to create, incur, assume or suffer to exist any Debt, except Debt owing by any Significant Subsidiary to the Borrower or (ii) the outstanding principal amount of Debt (including, without limitation, any Debt permitted under Section 5.06) of its Subsidiaries (other than Significant Subsidiaries) at any time to exceed, in the aggregate, an amount greater than $40,000,000.

      SECTION 2.3. AMENDMENT TO ARTICLE VI. Article VI of the Credit Agreement is hereby amended by:

      (a) amending and restating clause (b) of Section 6.01 to read in its entirety as follows:

            (b) the Borrower shall fail to observe or perform any covenant contained in Sections 5.02(ii), 5.03 to 5.11, inclusive,
Section 5.14, or Sections 5.17 to 5.22, inclusive; or

      (b) adding a new clause (l) to Section 6.01, immediately following clause (k) (and adding "or" to the end of clause (k)), to read in its entirety as follows:

            (l) any Significant Subsidiary shall cease, for any reason, to be a Wholly Owned Subsidiary;

      SECTION 3. CONDITIONS TO EFFECTIVENESS. The effectiveness of this Amendment and the obligations of the Banks hereunder are subject to the following conditions, unless the Banks waive such conditions:

      (a) receipt by the Administrative Agent from each of the parties hereto of a duly executed counterpart of this Amendment signed by such party;

      (b) receipt by the Administrative Agent, for its own account, of all fees and expenses payable with the closing of this Amendment;

      (c) receipt by the Administrative Agent of such other documents or items the Administrative Agent, the Banks or their counsel may reasonably request; and

      (d) the fact that the representations and warranties of the Borrower contained in Article IV of the Credit Agreement and Section 5 of this Amendment shall be true on and as of the date hereof.

      SECTION 4. NO OTHER AMENDMENT. Except for the amendments set forth above, the text of the Credit Agreement shall remain unchanged and in full force and effect. This Amendment is not intended to effect, nor shall it be construed as, a novation. The Credit Agreement and this Amendment shall be construed together as a single agreement. Nothing herein contained shall waive, annul, vary or affect any provision, condition, covenant or agreement contained in the Credit Agreement, except as herein amended, nor affect or impair any rights, powers or remedies under the Credit Agreement as hereby amended. The Banks and the Administrative Agent do hereby reserve all of their rights and remedies against all parties who may be or may hereafter become secondarily liable for the repayment of the Notes or any obligations of the Borrower under the Credit Agreement. The Borrower promises and agrees to perform all of the requirements, conditions, agreements and obligations under the terms of the Credit Agreement, as heretofore and hereby amended, the

Credit Agreement, as amended, being hereby ratified and affirmed. The Borrower hereby expressly agrees that the Credit Agreement, as amended, is in full force and effect.

      SECTION 5. REPRESENTATIONS AND WARRANTIES. The Borrower hereby represents and warrants to each of the Banks as follows:

      (a) No Default under the Credit Agreement or any other Loan Document has occurred and is continuing on the date hereof.

      (b) The Borrower has the power and authority to enter into this Amendment and to do all acts and things as are required or contemplated hereunder to be done, observed and performed by it.

      (c) This Amendment has been duly authorized, validly executed and delivered by one or more authorized officers of the Borrower and constitutes legal, valid and binding obligations of the Borrower enforceable against it in accordance with its terms, provided that such enforceability is subject to general principles of equity.

      (d) The execution and delivery of this Amendment and the Borrower's performance hereunder do not and will not require the consent or approval of any regulatory authority or governmental authority or agency having jurisdiction over the Borrower, nor be in contravention of or in conflict with the certificate of incorporation or bylaws of the Borrower, or the provision of any statute, or any judgment, order, indenture, instrument, agreement or undertaking, to which the Borrower is party or by which the Borrower's assets or properties are or may become bound.

      (e)   Each Significant Subsidiary is a Wholly Owned Subsidiary.

      SECTION 6. COUNTERPARTS. This Amendment may be executed in multiple counterparts, each of which shall be deemed to be an original and all of which, taken together, shall constitute one and the same agreement.

      SECTION 7. GOVERNING LAW. This Amendment shall be construed in accordance with and governed by the law of the State of Georgia.

                   [SIGNATURES APPEAR ON FOLLOWING PAGES]

      IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed, under seal, by their respective authorized officers as of the day and year first above written.


                                           FRANKLIN ELECTRIC CO., INC.

                                           By:                          (SEAL)
                                              --------------------------
                                           Name:
                                           Title:

                                         WACHOVIA BANK, NATIONAL ASSOCIATION,
                                         as Administrative Agent and as a Bank

                                         By:                            (SEAL)
                                            ----------------------------
                                         Name:
                                         Title:

                                      BANK ONE, NA, as Documentation Agent and as a Bank


                                      By:
                                         ---------------------------------
                                      Name:
                                      Title:

                                    WELLS FARGO BANK, NATIONAL ASSOCIATION, as
                                    Syndication Agent and as a Bank

                                    By
                                      ----------------------------------
                                    Name:
                                    Title:

                                    By
                                      ----------------------------------
                                    Name:
                                    Title:

                                                                 EXHIBIT 10.12
                                                                 -------------

                                                                EXECUTION COPY
                                                                --------------
November 21, 2003

Franklin Electric Co., Inc.
400 East Spring Street
Bluffton, Indiana 46714
Attn:  Secretary

Re: Waiver, Consent and Amendment regarding Amended and Restated Note Purchase and Private Shelf Agreement dated as of March 1, 2002 (as amended prior to the date hereof, the "Agreement"), by and among Franklin Electric Co., Inc., an Indiana corporation (the "Company"), The Prudential Insurance Company of America ("Prudential") and the Purchasers thereunder

Ladies and Gentlemen:

      Reference is made to the above-captioned Agreement pursuant to which the Company issued and sold and Prudential purchased the Company's 6.31% Series A Senior Notes in the original principal amount of $20,000,000, due November 10, 2008. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Agreement.

      Pursuant to the request of the Company and in accordance with the provisions of paragraph 11C of the Agreement, the parties hereto agree as follows:

      SECTION 1. WAIVER AND CONSENT. Upon the effectiveness of this letter in accordance with its terms, Prudential hereby consents to, and waives any Default or Event of Default under the Agreement resulting solely from any of the following actions: (a) the formation of Franklin Electric Sales, Inc., an Indiana corporation ("New Distribution Subsidiary"), and Franklin Electric Manufacturing, Inc., an Indiana corporation ("New Manufacturing Subsidiary"),
(b) the contribution of the business and selected assets of the Company set forth on Schedule A hereto to New Distribution Subsidiary by no later than March 31, 2004, and (c) the contribution of the business and selected assets of the Company set forth on Schedule B hereto to New Manufacturing Subsidiary by no later than March 31, 2004. The consent and waiver contained in this
Section 1 shall be effective only to the extent specifically set forth herein and shall not be construed as a consent to, or waiver of, any other violation or Event of Default.

      SECTION 2. AMENDMENTS. From and after the date this letter becomes effective in accordance with its terms, the Agreement is amended as follows:

      2.1 Clause (x) of paragraph 6B(1) of the Agreement is amended by replacing the reference to "15%" with a reference to "20%".

      2.2 Clause (ii) of paragraph 6B(2) of the Agreement is amended and restated to read in its entirety as follows:

           "(ii) Funded Debt of the Company or any Subsidiary (including Debt represented by the Notes), provided that (a) the aggregate principal amount of all Funded Debt of the Company and its Subsidiaries at no time exceeds forty percent (40%) of Consolidated Total Capitalization and (b) the aggregate amount of (I) Debt of Subsidiaries (other than

      Debt of Subsidiaries owing to the Company or another Subsidiary) and
      (II) Debt of the Company secured by Liens at no time exceeds twenty percent (20%) of Consolidated Net Worth (notwithstanding the foregoing, the basket in this subclause (b) shall not be used to provide credit enhancements (in any form, including Liens and Guarantees) to the lender(s) under the Company's primary bank facility); and".

      2.3 Paragraph 6B(5) of the Agreement is amended by adding the following sentence at the end thereof:

           "Notwithstanding the foregoing, each of New Manufacturing Subsidiary and New Distribution Subsidiary shall at all times be a Wholly-Owned Subsidiary of the Company."

      2.4 Paragraph 6 of the Agreement is amended to add the following new paragraph 6C at the end thereof:

           "6C. LIMITATIONS ON NEW DISTRIBUTION SUBSIDIARY AND NEW MANUFACTURING SUBSIDIARY. The Company covenants that it will not, and will not permit either New Distribution Subsidiary or New Manufacturing Subsidiary to, enter into, or be otherwise subject to, any contract or agreement which limits the amount of, or otherwise imposes restrictions on the payment of, dividends by New Distribution Subsidiary or New Manufacturing Subsidiary to the Company."

      2.5 Paragraph 10B of the Agreement is amended by inserting the following definitions in proper alphabetical order:

           "NEW DISTRIBUTION SUBSIDIARY" shall mean Franklin Electric Sales, Inc., an Indiana corporation.

           "NEW MANUFACTURING SUBSIDIARY" shall mean Franklin Electric Manufacturing, Inc., an Indiana corporation.

           "WHOLLY-OWNED SUBSIDIARY" shall mean any Subsidiary of the Company all of the outstanding capital stock of every class of which is owned by the Company or another Wholly-Owned Subsidiary of the Company.

      SECTION 3. REPRESENTATIONS AND WARRANTIES. The Company represents and warrants that: (a) each representation and warranty set forth in paragraph 8 of the Agreement is true and correct as of the date of execution and delivery of this letter by the Company with the same effect as if made on such date (except to the extent such representations and warranties expressly refer to an earlier date, in which case they were true and correct as of such earlier date); and (b) after giving effect to the consent, waiver and amendments set forth in Sections 1 and 2 hereof, no Event of Default or Default exists or has occurred and is continuing on the date hereof.

      SECTION 4. CONDITIONS PRECEDENT. This letter shall become effective as of the date first written above upon (a) the return by the Company to Prudential of a counterpart hereof duly executed by the Company and Prudential and (b) a fully executed copy of a similar amendment to the Company's primary bank facility. The foregoing documentation should be returned to: Prudential Capital Group, Two Prudential Plaza, Suite 5600, Chicago, IL 60601-6716,
Attention:  Armando M. Gamboa.

      SECTION 5. REFERENCE TO AND EFFECT ON AGREEMENT. Upon the effectiveness of this letter, each reference to the Agreement in any other document, instrument or agreement shall mean and be a reference to the Agreement as modified by this letter. Except as specifically set forth in Sections 1 and 2 hereof, the Agreement shall remain in full force and effect and is hereby ratified and confirmed in all respects.

      SECTION 6. GOVERNING LAW. THIS LETTER SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, AND THE RIGHTS OF THE PARTIES SHALL BE GOVERNED BY, THE LAW OF THE STATE OF ILLINOIS (EXCLUDING ANY CONFLICTS OF LAW RULES WHICH WOULD OTHERWISE CAUSE THIS LETTER TO BE CONSTRUED OR ENFORCED IN ACCORDANCE WITH, OR THE RIGHTS OF THE PARTIES TO BE GOVERNED BY, THE LAWS OF ANY OTHER JURISDICTION).

      SECTION 7. COUNTERPARTS; SECTION TITLES. This letter may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument. Delivery of an executed counterpart of a signature page to this letter by facsimile shall be effective as delivery of a manually executed counterpart of this letter. The section titles contained in this letter are and shall be without substance, meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.


                              Very truly yours,


                              THE PRUDENTIAL INSURANCE COMPANY
                                    OF AMERICA

                              By:
                                 -------------------------------------
                                            Vice President





Accepted and Agreed to as
of November    , 2003
            ---

FRANKLIN ELECTRIC CO., INC.

By:
   -------------------------
Title:
      ------------------------

SCHEDULE A
----------

ASSETS CONTRIBUTED TO NEW DISTRIBUTION SUBSIDIARY



* All accounts receivable of the Company incurred in the sale and distribution of electric motors and components not to exceed $30 million.

*  All finished goods inventory of the Company not to exceed $20 million.

* Operating leases associated with the sale and distribution of products will be assigned to the new distribution subsidiary with an annual expense not to exceed $700,000.

	SCHEDULE B
	----------

	ASSETS CONTRIBUTED TO NEW MANUFACTURING SUBSIDIARY



* All raw and work-in-process inventory of the Company associated with the manufacturing of electric motors and components not to exceed $15 million.

* All fixed assets of the Company associated with the manufacturing of electric motors and components not to exceed $45 million.

* Other miscellaneous assets associated with the manufacturing of electric motors and components not to exceed $1 million.

* Operating leases associated with the manufacture of products will be assigned to the new distribution subsidiary with an annual expense not to exceed $500,000.

                                                          EXHIBIT 21
                                                          ----------
                        FRANKLIN ELECTRIC CO., INC.

                       SUBSIDIARIES OF THE REGISTRANT
                                ------------

                                                            Percent of
                                       State or country       voting
                                       of incorporation     stock owned
                                       ----------------     -----------
Subsidiaries consolidated:

  Advanced Polymer Technology, Inc.        Michigan            100

  Coverco S.r.l.                           Italy               100

  EBW, Inc.                                Michigan            100

  FE Petro, Inc.                           Indiana             100

  Franklin Electric International, Inc.    Delaware            100

  Franklin Electric Subsidiaries, Inc.
    [inactive]                             Indiana             100

  Franklin Electric Foreign Sales
    Corporation                            U.S. Virgin Islands 100

  Franklin Electric B.V.                   Netherlands         100

  Franklin Electric Europa, GmbH           Germany             100

  Franklin Electric spol s.r.o.            Czech Republic      100

  Franklin Electric (Australia) Pty. Ltd.  Australia           100

  Franklin Electric (South Africa)
    Pty. Limited                           South Africa        100

  Franklin Electric (Suzhou) Co., Ltd.     China               100

  Intelligent Controls, Inc.               Maine               100

  Motores Electricos Sumergibles De
  Mexico S De Rl De Co                     Mexico              100

  Motores Franklin S.A. de C.V.            Mexico              100

  Motori Sommersi Riavvolgibili S.r.l.     Italy                75

  Servicios De Mesmex S De Rl De Co        Mexico              100

  Franklin Electric Sales, Inc.            Indiana             100

  Franklin Electric Manufacturing, Inc.    Indiana             100

  Franklin Fueling Systems, GmbH           Germany             100

                                                                    EXHIBIT 23
                                                                    ----------


INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in the Registration Statements of Franklin Electric Co., Inc. on Form S-8 (file numbers 2-90330, 33-21303, 33-35958, 33-35960, 33-35962, 33-38200, 333-01957, 333-01959, 333-59771, 333-
93121, 333-34992, 333-34994, 333-34996 and 333-111370) of our report dated
January 30, 2004 appearing in this Annual Report on Form 10-K of Franklin Electric Co., Inc. for the year ended January 3, 2004.


 /s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
February 19, 2004

                                                                  EXHIBIT 31.1
                                                                  ------------

                               CERTIFICATIONS

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

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of end of the period covered by this Annual Report based on such evaluation; and

         c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing similar functions:

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



 Date:     February 13, 2004
           -------------------------------


           /s/ R. Scott Trumbull
           -------------------------------
           R. Scott Trumbull
           Chairman and Chief Executive Officer
           Franklin Electric Co., Inc.

                                                                  EXHIBIT 31.2
                                                                  ------------


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

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of end of the period covered by this Annual Report based on such evaluation; and

         c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing similar functions:

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         c. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



 Date:     February 13, 2004
           -------------------------------


           /s/ Gregg C. Sengstack
           -------------------------------
           Gregg C. Sengstack
           Senior Vice President, Chief Financial Officer and Secretary Franklin Electric Co., Inc.

                                                                  EXHIBIT 32.1
                                                                  ------------


 CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
 ---------------------------------------------------------------------------
      ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
      -----------------------------------------------------------------


      In connection with the Annual Report of Franklin Electric Co., Inc. (the "Company") on Form 10-K for the period ending January 3, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
R. Scott Trumbull, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 13, 2004
       -----------------------------


       /s/ R. Scott Trumbull
       ------------------------------
       R. Scott Trumbull
       Chairman, Chief Executive Officer
       Franklin Electric Co., Inc.

                                                                  EXHIBIT 32.2
                                                                  ------------

 CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
 ---------------------------------------------------------------------------
      ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
      -----------------------------------------------------------------


      In connection with the Annual Report of Franklin Electric Co., Inc. (the "Company") on Form 10-K for the period ending January 3, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregg C. Sengstack, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 13, 2004
       -----------------------------


       /s/ Gregg C. Sengstack
       ------------------------------
       Gregg C. Sengstack
       Senior Vice President, Chief Financial Officer and Secretary Franklin Electric Co., Inc.

                                                                  EXHIBIT 99.1
                                                                  ------------


ADDITIONAL EXHIBITS

Forward-Looking Statements
--------------------------
Written and oral statements provided by the Company from time to time, including in the Company's annual report to shareholders and its annual report on Form 10-K and other filings under the Securities Exchange Act of 1934, may contain certain forward-looking information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in the Company's written or oral forward-looking statements as a result of various factors, including, but not limited to, the following:

* A significant decline in sales with the Company's largest two customers, each of whom represents over 10% of consolidated sales, or other significant customers.

* Continued or increased competitive pressure to reduce selling prices of products or increased financial incentives to customers.

* A prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components.

* Delays in the Company's ability to pass along significant increases in the cost of raw material, components, other materials and/or services.

* The amount of and rate of growth in selling, general and administrative expenses, and occurrences which could affect the Company's ability to reduce or limit the increase in such expenses.

* The costs and other effects of legal and administrative cases and proceedings (whether civil or criminal), settlements and investigations, claims, developments or assertions by or against the Company relating to intellectual property rights and licenses.

*     The adoption of new, or changes in, accounting policies and practices.

* Difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing economies to develop when planned.

* Circumstances impacting the Company's ability to fund and accomplish technological innovation, improve processes, and attract and retain capable staff in order to deal with increasing volume and complexity in its products.

* Occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product costs and other costs or to increase productivity.

* The impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions or divestitures, asset valuations and organizational structures.

* The effects of and changes in, trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies and similar organizations, including, but not limited to, trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, foreign exchange rates, nationalizations and unstable governments.

* The future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products.

* Labor strikes or work stoppages by employees of the Company, its customers, suppliers, or freight contractors or other providers.

* Environmental factors such as fires, floods, or other natural disasters and weather conditions which could impact the Company's ability to produce products or the demand for its products.

* Increased competition due to industry consolidation or new entrants into the Company's existing markets.

* The introduction of alternative products or governmental and regulatory activities that favor alternative methods of serving the same function as the Company's products.

All forward-looking statements included herein are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.






1