Form 10-Q
period 2004-04-03
FRANKLIN ELECTRIC CO INC
filed 2004-05-03
CIK 38725

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q
                                 ---------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2004
                                                -------------
                                     OR

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
            YES   X                                      NO
                -----                                       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
            YES   X                                      NO
                -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             OUTSTANDING AT
  CLASS OF COMMON STOCK                                      APRIL 26, 2004
-----------------------                                      --------------
     $.10 PAR VALUE                                        10,969,816 SHARES

                         FRANKLIN ELECTRIC CO., INC.

                              Table of Contents

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
            as of April 3, 2004
            and January 3, 2004.............................    3

            Condensed Consolidated Statements of
            Income for the Three Months
            Ended April 3, 2004 and
            March 29, 2003..................................    4

            Condensed Consolidated Statements
            Of Cash Flows for the Three Months
            Ended April 3, 2004 and
            March 29, 2003..................................    5

            Notes to Condensed Consolidated
            Financial Statements............................ 6-11

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations...........................11-14

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk...............................   14

   Item 4.  Controls and Procedures.........................   14


PART II.    OTHER INFORMATION
-----------------------------

   Item 2.  Changes in Securities, Use of Proceeds and
            Issuer Repurchases of Equity Securities .........  15

   Item 6.  Exhibits and Reports on Form 8-K................15-16



Signatures..................................................   17
----------

Exhibit Index...............................................   18
-------------

Exhibits....................................................19-24
--------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         FRANKLIN ELECTRIC CO., INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(In thousands)                               April 3,     January 3,
                                               2004          2004
                                               ----          ----
ASSETS
Current assets:
  Cash and equivalents....................  $ 12,665      $ 29,962
  Receivables, less allowances of
    $1,915 and $1,949, respectively.......    33,023        29,194
  Inventories.............................    66,985        54,653
  Other current assets (including
    deferred income taxes of $9,666
    and $9,672, respectively).............    14,401        14,232
                                            --------      --------
    Total current assets..................   127,074       128,041
Property, plant and equipment,
  Net.....................................    83,225        83,916
Deferred and other assets.................    16,792        13,828
Goodwill..................................    55,557        56,186
                                            --------      --------
Total assets..............................  $282,648      $281,971
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  1,377      $  1,392
  Accounts payable........................    15,640        15,958
  Accrued expenses........................    27,091        28,051
  Income taxes............................       885           -
                                            --------      --------
    Total current liabilities.............    44,993        45,401

Long-term debt............................    14,538        14,960
Deferred Income Taxes ....................     4,354         4,354
Employee benefit plan obligations.........    18,038        18,697
Other long-term liabilities...............     5,619         5,621
Shareowners' equity:
  Common stock............................     1,095         1,091
  Additional capital......................    50,015        46,917
  Retained earnings.......................   140,436       139,057
  Loan to ESOP Trust......................      (665)         (897)
  Accumulated other comprehensive
    loss.................................      4,225         6,770
                                            --------      --------
    Total shareowners' equity.............   195,106       192,938
                                            --------      --------
Total liabilities and shareowners' equity.  $282,648      $281,971
                                            ========      ========
          See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(In thousands, except per share amounts)

                                             First Quarter Ended
                                             -------------------
                                            April 3,    March 29,
                                              2004         2003
                                              ----         ----

Net sales..............................     $80,207      $69,778

Cost of sales..........................      56,587       50,103
                                            -------      -------

Gross Profit...........................      23,620       19,675

Selling and administrative expenses....      14,978       13,877

Restructuring expense..................         565          -
                                            -------      -------

Operating Income.......................       8,077        5,798

Interest expense.......................        (106)        (337)
Other income, net......................          18          286
Foreign exchange gain (loss)...........         (50)         451
                                            -------      -------

Income before income taxes.............       7,939        6,198

Income taxes...........................       2,818        2,170
                                            -------      -------


Net income.............................     $ 5,121      $ 4,028
                                            =======      =======


Per share data:

  Net income per common share..........     $  0.47      $  0.37
                                            =======      =======

  Net income per common share,
    assuming dilution..................     $  0.45      $  0.36
                                            =======      =======

  Dividends per common share...........     $  0.14      $  0.13
                                            =======      =======



          See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
(In thousands)                                  First Quarter Ended
                                                -------------------
                                               April 3,      March 29,
                                                 2004          2003
                                                 ----          ----
Cash flows from operating activities:
  Net income................................   $ 5,121       $ 4,028
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization.........     3,878         3,329
      Loss on disposals of plant
        and equipment.......................         7           363
      Changes in assets and liabilities:
        Receivables.........................    (3,988)        1,023
        Inventories.........................   (12,987)      (13,620)
        Accounts payable and other accrued
          expenses..........................     1,089        (3,962)
        Employee benefit plan obligations...    (4,264)       (3,666)
        Other, net..........................      (146)           16
                                               -------       -------
  Net cash flows from operating activities..   (11,290)      (12,489)
                                               -------       -------

Cash flows from investing activities:
  Additions to plant and equipment..........    (3,956)       (1,988)
  Proceeds from sale of plant and equipment.       -             214
  Additions to deferred assets..............        (1)         (250)
                                               -------       -------
  Net cash flows from investing activities..    (3,957)       (2,024)
                                               -------       -------

Cash flows from financing activities:
  Borrowing on long-term debt...............       -           5,466
  Repayment of long-term debt                     (347)         (109)
  Borrowing on line of credit and
    short-term borrowings...................       -           3,000
  Repayment of line of credit
    and short-term borrowings...............       -              (6)
  Proceeds from issuance of common stock....     2,187           377
  Purchases of common stock.................    (2,208)       (8,394)
  Reduction of loan to ESOP Trust...........       232           233
  Dividends paid............................    (1,538)       (1,396)
                                               -------       -------
  Net cash flows from financing activities..    (1,674)         (829)
                                               -------       -------

Effect of exchange rate changes on cash.....      (376)          361
                                               -------       -------
Net change in cash and equivalents..........   (17,297)      (14,981)
Cash and equivalents at beginning of period.    29,962        20,133
                                               -------       -------
Cash and equivalents at end of period.......   $12,665       $ 5,152
                                               =======       =======

          See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all accounting entries and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been included. Prior year amounts are reclassified when necessary to conform to current year presentation. Operating results for the first quarter ended April 3, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2005. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended January 3, 2004.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In thousands)                               April 3,     January 3,
                                               2004         2004
                                               ----         ----
Raw Materials........................        $18,394      $17,733
Work in Process......................          6,880        6,636
Finished Goods.......................         52,551       40,686
LIFO Reserve.........................        (10,840)     (10,402)
                                             -------      -------
Total Inventory......................        $66,985      $54,653
                                             =======      =======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In thousands)                               April 3,     January 3,
                                               2004         2004
                                               ----         ----
Land and Building....................       $ 45,735     $ 44,577
Machinery and Equipment..............        147,845      147,368
                                            --------     --------
                                             193,580      191,945
Allowance for Depreciation...........       (110,355)    (108,029)
                                            --------     --------
                                            $ 83,225     $ 83,916
                                            ========     ========

Note 4:  Goodwill and Other Intangible Assets
---------------------------------------------

Statement of Financial Accounting Standards Nos. 141 and 142,
"Business Combinations" and "Goodwill and Other Intangible Assets", respectively, were published in June 2001. SFAS No. 141 requires the purchase method of accounting for business combinations, and SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company adopted the provisions of SFAS Nos. 141 and 142 effective December 30, 2001. During the fourth quarter of 2003, the Company performed its annual impairment testing required by SFAS No. 142. No impairment loss was required to be recognized.

Information regarding the Company's other intangible assets which are included in deferred and other assets, and goodwill follows:

                                         April 3,    January 3,
(In millions)                              2004        2004
Amortized intangibles
  Patents.............................    $ 3.5      $ 3.5
  Supply agreements...................     10.0       10.2
  Other...............................      1.6        1.6
  Accumulated amortization............     (7.2)      (6.8)
                                          -----      -----
    Total.............................    $ 7.9      $ 8.5

Goodwill..............................    $55.6      $56.2

Amortization expense related to intangible assets for the quarter ended April 3, 2004 and March 29, 2003, $0.5 and $0.4 million respectively.

Note 5:  Employee Benefits
--------------------------

The following table sets forth aggregated net domestic periodic benefit cost:
(In thousands)
                    Pension Benefits                Other Benefits
                   April 3,  March 29,            April 3,  March 29,
                     2004      2003                 2004      2003
                     ----      ----                 ----      ----
Service cost....   $  954    $  855              $   85     $   78
Interest cost...    1,921     1,898                 190        205
Expected return
 on assets......   (2,665)   (2,640)                -          -
Amortization of
 unrecognized:
  obligation/
   (asset)......      -         -                   125        122
  Prior service
   cost.........      350       366                 -          -
  Loss/(Gain)...      -         (52)                 44         41
                   ------    ------              ------     ------
Net periodic
 benefit cost...   $  560    $  427              $  444     $  446
Settlement cost.       56        60                 -          -
                   ------    ------              ------     ------
Total benefit cost $  616    $  487              $  444     $  446
                   ======    ======              ======     ======

The Company previously disclosed in its financial statements for the year ended January 3, 2004, that it expected to contribute $2,459 in 2004. As of April 3, 2004 the Company has contributed $5,342 which includes a $4,000 voluntary contribution to one of its defined benefit plans. The Company estimates additional contributions of $1,117 during the remainder of 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible retirees with a range of options for complying with the new government-sponsored program to potentially reduce program cost. The impact of the Act on the Company's accumulated pension benefit obligation and net periodic postretirement benefit cost has not been included. Pursuant to guidance from the FASB under FSP FAS 106-1, the Company has chosen to defer recognition of the potential effects of the Act.


Note 6:  Tax Rates
------------------

The effective tax rate on income before income taxes in 2004 and 2003 varies from the United States statutory rate of 35 percent due to the foreign income exclusion and R & D credits and to the effects of state and foreign income taxes net of federal tax benefits.


Note 7:  Shareowners' Equity
----------------------------

The Company had 10,954,272 shares of common stock (25,000,000 shares authorized, $.10 par value) outstanding as of April 3, 2004.

During the first quarter of 2004, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 36,600 shares for $2.2 million. All repurchased shares were retired.

Note 8:  Earnings Per Share
---------------------------
Following is the computation of basic and diluted earnings per share:

(In thousands, except                           Three Months Ended
                                                ------------------
per share amounts)                             April 3,     March 29,
                                                 2004         2003
                                                 ----         ----
  Numerator:
    Net Income..........................       $ 5,121      $ 4,028
                                               =======      =======
  Denominator:
   Basic
   -----
    Weighted average common
      shares............................        10,952       10,764
   Diluted
   -------
    Effect of dilutive securities:
        Employee and director
        stock options and awards........           463          466
                                               -------      -------
    Adjusted weighted average
      common shares.....................        11,415       11,230
                                               =======      =======
  Basic earnings per share..............       $  0.47      $  0.37
                                               =======      =======
  Diluted earnings per share............       $  0.45      $  0.36
                                               =======      =======

Note 9:  Other Comprehensive Income
-----------------------------------
Comprehensive income is as follows:
 (In thousands)                                 Three Months Ended
                                                ------------------
                                               April 3,     March 29,
                                                2004          2003
                                                ----          ----
Net income..............................       $5,121       $4,028
Other comprehensive gain (loss):
  Foreign currency translation
   adjustments..........................       (2,545)       1,128
                                               ------       ------
Comprehensive income, net of tax........       $2,576       $5,156
                                               ======       ======

Accumulated other comprehensive gain consists of the following:

(In thousands)                                 April 3,    January 3,
                                                 2004         2004
                                                 ----         ----
Cumulative translation adjustment...........   $6,187       $8,732
Minimum pension liability adjustment,
  net of tax................................   (1,962)      (1,962)
                                               ------       ------
                                               $4,225       $6,770
                                               ======       ======

Note 10:  Warranty
------------------

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

Below is a table that shows the activity in the warranty accrual accounts:

(In thousands)                                            Three Months Ended
                                                          ------------------
                                                         April 3,    March 29,
                                                           2004        2003
                                                           ----        ----
      Beginning Balance................................   $5,447      $5,308
      Accruals related to product warranties...........    1,126         912
      Reductions for payments made.....................   (1,076)     (1,010)
                                                          ------      ------
      Ending Balance...................................   $5,497      $5,210
                                                          ======      ======


Note 11:  Stock-Based Compensation
----------------------------------

The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the stock at date of grant. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," and amended by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," the Company follows the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

(In thousands, except                                     Three Months Ended
                                                          ------------------
 per share amounts)                                      April 3,    March 29,
                                                           2004        2003
                                                           ----        ----
Net income ..........................................     $5,121      $4,028
Deduct: Stock-based employee compensation
cost, net  of income tax.............................       (403)       (442)
                                                          ------      ------
Pro forma net income ................................     $4,718      $3,586
                                                          ======      ======

Earnings per share:
Basic - as reported..................................     $  .47      $  .37
Basic - pro forma....................................     $  .43      $  .33
Diluted - as reported................................     $  .45      $  .36
Diluted - pro forma..................................     $  .41      $  .32


Note 12:  Restructuring
-----------------------

The Company incurred $0.6 million of expenses during the first quarter of 2004 (included in "Restructuring Expense" on the income statement) related to its global manufacturing realignment program. The costs in the first quarter related primarily to severance and related employee expenses associated with the closing of two of the Company's manufacturing locations. The Company will incur additional severance expenses throughout 2004 as well as costs to transfer equipment, train employees and other related expenses during 2004 and 2005. The operations performed in the closed facilities will be relocated to other Company facilities and consolidated. The global manufacturing realignment program is estimated to cost in total $10.0 million and is expected to be substantially complete by the end of 2005.

The components and use of the restructuring reserve is summarized below:

(In millions)
                                      Severance
                                      Benefits:   Other:

          Balance January 3, 2004       $0.0       $0.0

          Restructuring Expense          0.4        0.2

          Costs Incurred                (0.0)      (0.1)

          Balance April 3, 2004         $0.4       $0.1


Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------

Overview
--------

Sales and earnings for the first quarter of 2004 were up from the same quarter of 2003. The increase in sales is attributable to the impact of foreign exchange rate changes and an improvement in sales of submersible motors for water well and fueling applications and related products, and international product sales. Prior year first quarter sales of small submersible motors for water well applications were down due to weather conditions and an announced price increase effective in 2003. Earnings improved in the first quarter of 2004 primarily due to the increased sales. Increased earnings were partially offset by increased commodity prices and expenses associated with the Company's global manufacturing realignment program. This program when substantially complete by the third quarter of 2005, will result in the transfer of a significant amount of production to lower cost regions of the world as well as a consolidation of certain manufacturing operations. The

Company projects it will incur approximately $10 million of pre-tax restructuring expenses as this program is implemented between the first quarter of 2004 and the fourth quarter of 2005. These one-time expenses primarily include: severance, relocation, training and the movement of equipment. These expenses will be identified quarterly during the implementation period and reflected as "Restructuring Expenses" in our income statement. Included in the results for the first quarter of 2004 are restructuring expenses of $0.6 million pre-tax ($0.4 million after tax).

Results of Operations
---------------------

Net sales for the first quarter of 2004 were $80.2 million, an increase of $10.4 million or 15 percent from 2003 first quarter net sales of $69.8 million. Foreign currencies, particularly the euro, strengthened relative to the U.S. dollar compared to the first quarter of 2003. The impact of the changes in exchange rates was a $3.7 million increase in the Company's reported 2004 sales. Excluding the impact of changes in foreign currencies, net sales increased $6.7 million or 10 percent. The sales increase of $6.7 million relates primarily to increased sales of small and large submersible motor products to North American customers of about $4.4 million and higher demand by European customers of about $1.2 million (when comparing both quarters at the current year exchange rate). During the first quarter of 2003 sales were lower in the North American residential water well market as wet conditions prevailed over much of the East Coast and due to a 2003 price increase announced prior to the 2002 year end. Sales of large submersible motors have increased primarily due to increased demand from agricultural applications. Sales of fueling systems motors and related products increased about $2.0 million during the first quarter of 2004 from the first quarter of 2003. Fueling systems motors and related products have increased primarily due to increased demand from service station equipment suppliers for submersible motors and monitoring equipment.

Cost of sales as a percent of net sales for the first quarter of 2004 was 70.6 percent, down from the first quarter of 2003 of 71.8 percent. Cost of sales as a percent of net sales decreased primarily as a result of the increased sales. The decrease in costs of sales as a percent of net sales during the first quarter of 2004 was partially offset by increased costs for certain commodities, about 1 percent of 2004 net sales, used in the manufacture of the electric motors primarily steel and copper.

Selling and administrative ("SG&A") expenses at $15.0 million for the first quarter of 2004 were up $1.1 million or 8% from the first quarter of 2003 of $13.9 million. The increase of SG&A expenses in the first quarter of 2004 from the same period for 2003 was primarily due to the effect of changes in the foreign exchange rate, $0.4 million. The Company also has incurred additional SG&A costs for the launch of new electronic products related to submersible motors, approximately $0.2 million, higher commissions related to the increased sales, approximately $0.2 million and costs of compliance procedures associated with the Sarbanes-Oxley Act.

Interest expense for the first quarter of 2004 of $0.1 million is $0.2 million less than the prior year due primarily to lower outstanding debt.

Foreign currency-based transactions produced a loss for the first quarter of 2004 of $0.1 million compared to a gain of $0.5 million for the prior year. The foreign currency-based transaction loss was due primarily to the slight weakening of the euro relative to the U.S. dollar during the first quarter of

2004. The gain for the first quarter of 2003 was due primarily to the strengthening euro relative to the U.S. dollar.

The provision for income taxes for the first quarter of 2004 is $2.8 million. The effective tax rate for the first quarter of 2004 was 35.5 percent an increase from the full year 2003 rate of 32.8 percent. The lower rate for 2003 was primarily the result of prior years' tax credits realized in 2003. The tax credits resulted from tax planning activities performed in 2002 and 2003 in the areas of foreign income exclusion and R&D credits. The effective tax rate differs from the United States statutory rate of 35 percent, due to the foreign income exclusion and R&D credits and to the effects of state and foreign income taxes, net of federal tax benefits.

Net income for the first quarter of 2004 was $5.1 million, or $0.45 per diluted share, compared to the first quarter of 2003 net income of $4.0 million, or $0.36 per diluted share.

Capital Resources and Liquidity
-------------------------------

Operating activities consumed approximately $11.3 million of cash during the first quarter of 2004 compared to cash consumed during the first quarter of 2003 of $12.5 million. The operating cash flow used in the first quarter of 2004 is primarily related to a seasonal increase in inventory, about $13.0 million and voluntary payments to employee benefit plans, $4.0 million. These are comparable to prior year operating activities. Inventories increased primarily in finished goods as the Company's sales are generally lower during the first quarter of the year.

The primary uses of cash for investing activities for the first quarters of 2004 and 2003 were additions to property, plant and equipment of $4.0 million and $2.0 million, respectively. Additions during the first quarter of 2004 were primarily related to the building additions included in the global manufacturing realignment program.

Net cash flows used in financing activities during the first quarters of 2004 and 2003 were $1.7 million and $0.8 million, respectively. The principal uses of cash during 2004 were for purchases of Company common stock under the Company's repurchase program and the payment of dividends.

Cash and equivalents at the end of the first quarters of 2004 and 2003 were $12.7 million and $5.2 million, respectively.

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


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

Any forward-looking statements contained herein involve risks and uncertainties, including, but not limited to, general economic and currency conditions, various conditions specific to the Company's business and industry, market demand, competitive factors, supply constraints, technology factors, government and regulatory actions, the Company's accounting policies, future trends, and other risks which are described in detail in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004. These risks and uncertainties may cause actual results to differ materially from those indicated by the forward-looking statements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of intercompany balances utilizing a global netting system and limited use of foreign currency denominated debt. Interest rate exposure is limited to variable rate interest borrowings under the Company's revolving credit agreement and an interest rate swap.


Item 4.  Controls and Procedures
--------------------------------
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

During the last fiscal quarter there have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls.

                         PART II.  OTHER INFORMATION

Item 2(e).  Issuer Repurchases of Equity Securities

                                         Total Number      Maximum Number
               Total                       of Shares         of Shares
               Number      Average       Purchased as      that May Yet be
              Of Shares   Price Paid    Part of Publicly   Purchased Under
              Purchased   per Share     Announced Plan        the Plan
Period

Jan 4, 2004/
Feb 7, 2004        -       $    -              -             465,106

Feb 8, 2004/
Mar 6, 2004     25,000       60.152         25,000           440,106

Mar 7, 2004/
Apr 3, 2004     11,600       60.716         11,600           428,506
                ------                      ------

Total           36,600                      36,600
                ======                      ======


On February 16, 2001, the Company's Board of Directors unanimously approved a resolution to repurchase 1,000,000 shares. The plan was announced in the Company's 10-Q for the third quarter ending September 29, 2001. There is no expiration date for the plan.


Item 6.  Exhibits and Reports on Form 8-K
                                                          Form 10-Q
                                                       Quarterly Report
                                                            (page)
                                                       ----------------
(a)  1.  Financial Statements - Franklin Electric
         ----------------------------------------

          Condensed Consolidated Balance Sheets as of
            April 3, 2004 and January 3, 2004................. 3
          Condensed Consolidated Statements of Income
            for the three months ended April 3, 2004
            and March 29, 2003................................ 4
          Condensed Consolidated Statements of Cash Flows
            for the three months ended April 3, 2004
            and March 29, 2003................................ 5
          Notes to Condensed Consolidated Financial
            Statements........................................ 6-11

     2.  Exhibits
         --------

          See the Exhibit Index located on page 18.

(b) Reports on Form 8-K filed during the first quarter ended April 3, 2004:

          A Current Report on Form 8-K was filed with the SEC by the Company on January 13, 2004, pursuant to Item 5, to report the consolidation of the submersible turbine pump operations of FE Petro, Inc. and the service station hardware and flexible piping operations of EBW, Inc. and Advanced Polymer Technology, Inc.

          A Current Report on Form 8-K was filed with the SEC by the Company on January 30, 2004, pursuant to Item 7 and Item 12, to report its fiscal year 2003 earnings.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant




Date  May 3, 2004                   By  /s/ R. Scott Trumbull
      -----------------------          ----------------------
                                    R. Scott Trumbull, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date  May 3, 2004                   By  /s/ Gregg C. Sengstack
      -----------------------          -----------------------
                                    Gregg C. Sengstack, Senior Vice
                                    President, Chief Financial
                                    Officer and Secretary (Principal
                                    Financial and Accounting Officer)

                         FRANKLIN ELECTRIC CO., INC.
              EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
                  FOR THE FIRST QUARTER ENDED APRIL 3, 2004

Exhibit
Number                        Description
------                        -----------

   31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

   31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

   32.1    Chief Executive Officer Certification Pursuant to 18 U.S.C.
           Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2    Chief Financial Officer Certification Pursuant to 18 U.S.C.
           Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                                  EXHIBIT 31.1
                                                                  ------------

                                CERTIFICATIONS
                                --------------

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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made nown to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of end of the period covered by this Quarterly Report based on such evaluation; and

         c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing similar functions:

         a. All significant deficiencies and material weaknesses in the design operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



 Date:     May 3, 2004
           ------------------------


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

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of end of the period covered by this Quarterly Report based on such evaluation; and

         c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing similar functions:

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



 Date:     May 3, 2004
           -------------------------


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

                                                                  EXHIBIT 32.1
                                                                  ------------

  CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
  ---------------------------------------------------------------------------
       ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
       -----------------------------------------------------------------

     In connection with the Quarterly Report of Franklin Electric Co., Inc. (the "Company") on Form 10-Q for the period ending April 3, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
R. Scott Trumbull, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 3, 2004
      ------------------------


      /s/ R. Scott Trumbull
      ------------------------
      R. Scott Trumbull
      Chairman and Chief Executive Officer
       Franklin Electric Co., Inc.

                                                                  EXHIBIT 32.2
                                                                  ------------

  CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
  ---------------------------------------------------------------------------
       ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
       -----------------------------------------------------------------



     In connection with the Quarterly Report of Franklin Electric Co., Inc. (the "Company") on Form 10-Q for the period ending April 3, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregg C. Sengstack, Senior Vice President, Chief Financial Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 3, 2004
      ------------------------


      /s/ Gregg C. Sengstack
      ------------------------
      Gregg C. Sengstack
      Senior Vice President, Chief Financial Officer and Secretary Franklin Electric Co., Inc.



5