Form 10-Q
period 2004-07-03
FRANKLIN ELECTRIC CO INC
filed 2004-08-03
CIK 38725

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q
                                 ---------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 3, 2004
                                                 ------------

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
            YES   X                                      NO
                -----                                       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
            YES   X                                      NO
                -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AT
            CLASS OF COMMON STOCK                   JULY 28, 2004
            ---------------------                   -------------
               $.10 PAR VALUE                     21,971,382 SHARES

                          FRANKLIN ELECTRIC CO., INC.

                                    Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
            as of July 3, 2004
            and January 3, 2004 ..........................     3

            Condensed Consolidated Statements of
            Income for the Second Quarter and First
            Half ended July 3, 2004 and
            June 28, 2003 ................................     4

            Condensed Consolidated Statements
            Of Cash Flows for the First Half
            Ended July 3, 2004 and
            June 28, 2003 ................................     5

            Notes to Condensed Consolidated
            Financial Statements .........................  6-11

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations......................... 12-15

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk.............................    15

   Item 4.  Controls and Procedures ......................    15

PART II.    OTHER INFORMATION
-----------------------------

   Item 2.  Changes in Securities, Use of Proceeds and
            Issuer Repurchase of Equity Securities........    16

   Item 5.  Submission of Matters to a Vote of
              Security Holders............................ 16-17

   Item 6.  Exhibits and Reports on Form 8-K..............    17

Signatures................................................    18
----------

Exhibit Index.............................................    19
-------------

Exhibits.................................................. 20-25
--------

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         FRANKLIN ELECTRIC CO., INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(In thousands)                               July 3,     January 3,
                                              2004          2004
                                              ----          ----
ASSETS
Current assets:
  Cash and equivalents....................  $ 28,848      $ 29,962
  Receivables, less allowances of
    $2,001 and $1,949, respectively.......    37,286        29,194
  Inventories.............................    67,314        54,653
  Other current assets (including
    deferred income taxes of $9,792
    and $9,672, respectively).............    13,003        14,232
                                            --------      --------
    Total current assets..................   146,451       128,041
Property, plant and equipment,
  net.....................................    86,672        83,916
Deferred and other assets.................    16,290        13,828
Goodwill..................................    55,822        56,186
                                            --------      --------
Total assets..............................  $305,235      $281,971
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  1,383      $  1,392
  Accounts payable........................    18,133        15,958
  Accrued expenses........................    31,467        28,051
  Income taxes............................     4,820           -
                                            --------      --------
    Total current liabilities.............    55,803        45,401

Long-term debt............................    14,532        14,960
Deferred income taxes.....................     4,354         4,354
Employee benefit plan obligations.........    18,474        18,697
Other long-term liabilities...............     5,762         5,621
Shareowners' equity:
  Common stock............................     2,196         1,091
  Additional capital......................    51,015        46,917
  Retained earnings.......................   147,987       139,057
  Loan to ESOP Trust......................      (665)         (897)
  Accumulated other comprehensive
    loss..................................     5,777         6,770
                                            --------      --------
    Total shareowners' equity.............   206,310       192,938
                                            --------      --------

Total liabilities and shareowners' equity.  $305,235      $281,971
                                            ========      ========

          See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(In thousands, except per share amounts)

                                      Second Quarter Ended  Six Months Ended
                                      --------------------  ----------------
                                        July 3,  June 28,   July 3,  June 28,
                                         2004      2003      2004      2003
                                         ----      ----      ----      ----

Net sales..............................  $106,144 $93,840   $186,351 $163,618

Cost of sales..........................    71,632  64,757    128,219  114,860
                                         -------- -------   -------- --------

Gross profit...........................    34,512  29,083     58,132   48,758

Selling and administrative expenses....    16,003  14,913     30,981   28,790

Restructuring expense..................     1,387     -        1,952      -
                                         -------- -------   -------- --------

Operating income.......................    17,122  14,170     25,199   19,968

Interest expense.......................       (93)   (325)      (199)    (662)
Other income, net......................        10     101         28      387
Foreign exchange income................      (174)    231       (224)     682
                                         -------- -------   -------- --------

Income before income taxes.............    16,865  14,177     24,804   20,375

Income taxes...........................     5,987   4,809      8,805    6,979
                                         -------- -------   -------- --------

Net income.............................  $ 10,878 $ 9,368   $ 15,999 $ 13,396
                                         ======== =======   ======== ========

Per share data:

  Basic earnings per share.............  $   0.50 $  0.44   $   0.73 $   0.62
                                         ======== =======   ======== ========

  Diluted earnings per share...........  $   0.48 $  0.42   $   0.70 $   0.60
                                         ======== =======   ======== ========

  Dividends per common share...........  $   0.08 $  0.07   $   0.15 $   0.13
                                         ======== =======   ======== ========



           See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In thousands)                                     Six Months Ended
                                                  July 3,    June 28,
                                                   2004        2003
Cash flows from operating activities:
  Net income...................................  $ 15,999   $ 13,396
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization..............     7,758      6,750
    Loss on disposals of plant and
      equipment................................         7        368
    Changes in assets and liabilities:
      Receivables..............................    (8,163)    (6,203)
      Inventories..............................   (12,904)   (12,401)
      Accounts payable and other accrued
        expenses...............................    12,258       (253)
      Employee benefit plan obligations........    (3,713)    (3,709)
      Other, net...............................     1,173       (357)
Net cash flows from operating activities.......    12,415     (2,409)

Cash flows from investing activities:
  Additions to plant and equipment.............   (10,110)    (3,932)
  Proceeds from sale of plant and
    equipment..................................       -          216
  Additions to deferred assets.................        (5)      (421)
Net cash flows from investing activities.......   (10,115)    (4,137)

Cash flows from financing activities:
  Borrowing on long-term debt                         -        6,648
  Repayment of long-term debt..................      (414)      (224)
  Borrowing on line of credit
    and short-term borrowings..................       -        8,000
  Repayment of line of credit
    and short-term borrowings..................       -       (8,006)
  Proceeds from issuance of common stock.......     3,034      2,390
  Purchases of common stock....................    (3,091)    (9,782)
  Reduction of loan to ESOP Trust..............       232        233
  Dividends paid...............................    (3,296)    (2,905)
Net cash flows from financing activities.......    (3,535)    (3,646)

Effect of exchange rate changes on cash........       121        771
Net change in cash and equivalents.............    (1,114)    (9,421)
Cash and equivalents at beginning of period....    29,962     20,133
Cash and equivalents at end of period..........  $ 28,848   $ 10,712

          See Notes to Condensed Consolidated Financial Statements.

                            FRANKLIN ELECTRIC CO., INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all accounting entries and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been included. Prior year amounts are reclassified when necessary to conform to current year presentation. Operating results for the second quarter ended July 3, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2005. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended January 3, 2004.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In millions)                                 July 3,    January 3,
                                               2004         2004
                                               ----         ----
Raw Materials........................        $ 20.2       $ 17.7
Work in Process......................           7.2          6.6
Finished Goods.......................          51.0         40.7
LIFO Reserve.........................         (11.1)       (10.4)
                                             ------       ------
Total Inventory......................        $ 67.3       $ 54.6
                                             ======       ======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:

(In millions)                                 July 3,    January 3,
                                               2004         2004
                                               ----         ----
Land and Building....................       $  46.4      $  44.6
Machinery and Equipment..............         154.1        147.3
                                            -------      -------
                                              200.5        191.9
Allowance for Depreciation...........        (113.8)      (108.0)
                                            -------      -------
                                            $  86.7      $  83.9
                                            =======      =======

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

Information regarding the Company's other intangible assets which are included in deferred and other assets, and goodwill follows:

                                          July 3,    January 3,
(In millions)                              2004        2004
                                           ----        ----
Amortized intangibles
  Patents.............................    $ 3.5      $ 3.5
  Supply agreements...................     10.1       10.2
  Other...............................      1.5        1.6
  Accumulated amortization............     (7.7)      (6.8)
                                          -----      -----
    Total.............................    $ 7.4      $ 8.5
Goodwill..............................    $55.8      $56.2

Amortization expense related to intangible assets for the first half ended July 3, 2004 and June 28, 2003, was $1.1 and $0.8 million respectively.

Note 5:  Employee Benefits
--------------------------
The following table sets forth aggregated net domestic periodic benefit cost:
-----------------------------------------------------------------------------
 (In millions)
                     Pension Benefits             Pension Benefits
                   Second Quarter Ended           First Half Ended
                     July 3,  June 28,            July 3,  June 28,
                      2004      2003               2004      2003
                      ----      ----               ----      ----
Service cost....     $ 0.9     $ 0.9              $ 1.8    $ 1.7
Interest cost...       1.8       1.9                3.7      3.8
Expected return
 on assets......      (2.6)     (2.7)              (5.3)    (5.3)
Amortization of
 unrecognized:
  obligation/
   (asset)......        -         -                  -        -
  Prior service
   cost.........       0.3       0.3                0.7      0.7
  Loss/(Gain)...        -         -                  -      (0.1)
                     -----     -----              -----    ------
Net periodic
 benefit cost...       0.4       0.4                0.9      0.8
Settlement cost.        -         -                 0.1      0.1
                     -----     -----              -----    -----
Total benefit cost   $ 0.4     $ 0.4              $ 1.0    $ 0.9
                     =====     =====              =====    =====

                     Other Benefits                Other Benefits
                  Second Quarter Ended            First Half Ended
                    July 3,  June 28,             July 3,  June 28,
                     2004      2003                2004      2003
                     ----      ----                ----      ----
Service cost....    $ 0.1     $ 0.1               $ 0.1    $ 0.2
Interest cost...      0.2       0.2                 0.4      0.4
Expected return
 on assets......       -         -                   -        -
Amortization of
 unrecognized:
  obligation/
   (asset)......      0.1       0.1                 0.2      0.2
  Prior service
   cost.........      0.1        -                  0.1       -
  Loss/(Gain)...       -        0.1                 0.1      0.1
                    -----     -----               -----    -----
Net periodic
 benefit cost...      0.5       0.5                $0.9     $0.9
Settlement cost.       -         -                   -        -_
                    -----     -----               -----    -----
Total benefit cost  $ 0.5     $ 0.5               $ 0.9    $ 0.9
                    =====     =====               =====    =====
------------------------------------------------------------------------------

The Company previously disclosed in its financial statements for the year ended January 3, 2004, that it expected to contribute $2.5 million in 2004. As of July 3, 2004 the company has contributed $5.7 million which includes a $4.0 million voluntary contribution to one of its defined benefit plans. The company estimates total contributions of $0.7 million for the remainder of 2004.

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

Pursuant to guidance from the FASB under FSP FAS 106-2, the Company chose to defer recognition of the potential effects of the Act until the impact could be properly measured. After reviewing the Act it was determined that there was no direct impact to the Company's post retirement medical plan. However, to assist retirees in maintaining their current standard of living, the Company increased its post-65 benefit payment to retirees. The Act did impact the final benefit amount that would be granted in 2006 and thereafter. Accumulated Postretirement Benefit Obligation for this benefit change increased $2.4 million and annual net periodic postretirement benefit cost increased $0.3 million.

Note 6:  Tax Rates
------------------

The effective tax rate on income before income taxes in 2004 and 2003 varies from the United States statutory rate of 35 percent primarily due to the foreign income exclusion and R & D credits and to the effects of state and foreign income taxes net of federal tax benefits.


Note 7:  Shareowners' Equity
----------------------------

The Company had 21,961,832 shares of common stock (45,000,000 shares authorized, $.10 par value) outstanding as of July 3, 2004. All share and per share data included in these financial statements reflect the Company's two-for-one stock split effected in the form of a 100 percent stock distribution made on June 15, 2004.

During the second quarter of 2004, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 29,600 shares for $.9 million. All repurchased shares were retired.


Note 8:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:

(In millions, except                  Second Quarter Ended  First Half Ended
                                      --------------------  ----------------
per share amounts)                      July 3, June 28,    July 3,  June 28,
                                         2004     2003       2004      2003
                                         ----     ----       ----      ----
  Numerator:
    Net Income.....................     $10.9    $ 9.4      $16.0     $13.4
                                        =====    =====      =====     =====
  Denominator:

   Basic
   -----
    Weighted average common
      shares.......................      22.0     21.5       21.9      21.5

   Diluted
   -------
    Effect of dilutive securities:

      Employee and director
        stock options..............       0.9      1.0        1.0       1.0
                                        -----    -----      -----     -----
    Adjusted weighted average
      common shares................      22.9     22.5       22.9      22.5
                                        =====    =====      =====     =====
  Basic earnings per share.........     $0.50    $0.44      $0.73     $0.62
                                        =====    =====      =====     =====
  Diluted earnings per share.......     $0.48    $0.42      $0.70     $0.60
                                        =====    =====      =====     =====

Note 9:  Other Comprehensive Income
-----------------------------------

Comprehensive income is as follows:

(In millions)                        Second Quarter Ended   First Half Ended
                                     --------------------   ----------------
                                       July 3,  June 28,    July 3,  June 28,
                                        2004     2003        2004      2003
                                        ----     ----        ----      ----
Net income.........................    $10.9    $ 9.4       $16.0     $13.4
Other comprehensive loss:
  Foreign currency translation
   adjustments.....................      1.5      2.8        (1.0)      4.0
                                       -----    -----       -----     -----
Comprehensive income, net of tax...    $12.4    $12.2       $15.0     $17.4
                                       =====    =====       =====     =====

Accumulated other comprehensive loss consists of the following:

(In millions)                                   July 3,   January 3,
                                                 2004        2004
                                                 ----        ----
Cumulative translation adjustment...........    $ 7.7       $ 8.7
Minimum pension liability adjustment,
  net of tax................................     (1.9)       (1.9)
                                                -----       -----
                                                $ 5.8       $ 6.8
                                                =====       =====

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

Below is a table that shows the activity in the warranty accrual accounts:

(In millions)                        Second Quarter Ended   First Half Ended
                                     --------------------   ----------------
                                       July 3,  June 28,    July 3,  June 28,
                                        2004      2003       2004      2003
                                        ----      ----       ----      ----
Beginning Balance..................    $ 5.5     $ 5.2      $ 5.4     $ 5.3
Accruals related to
  product warranties...............      1.2       1.4        2.4       2.3
Payments made......................     (0.9)     (1.1)      (2.0)     (2.1)
                                       -----     -----      -----     -----
Ending Balance.....................    $ 5.8     $ 5.5      $ 5.8     $ 5.5
                                       =====     =====      =====     =====

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

(In millions, except             Second Quarter Ended   First Half Ended
                                 --------------------   ----------------
per share amounts)                 July 3,  June 28,    July 3,  June 28,
                                    2004      2003       2004      2003
                                    ----      ----       ----      ----
Net income ......................  $10.9      $9.4      $16.0     $13.4
Deduct: Stock-based
 employee compensation
 cost, net  of income tax........    0.4       0.4        0.7       0.8
                                   -----      ----      -----     -----
Pro forma net income ............  $10.5      $9.0      $15.3     $12.6
                                   =====      ====      =====     =====
Earnings per share:
Basic - as reported..............  $ .50      $.44      $ .73     $ .62
Basic - pro forma................  $ .48      $.42      $ .70     $ .59
Diluted - as reported............  $ .48      $.42      $ .70     $ .60
Diluted - pro forma..............  $ .46      $.40      $ .67     $ .56


Note 12:  Restructuring

The Company incurred $1.4 million of expenses during the second quarter of 2004 (included in "Restructuring Expense" on the income statement) related to its global manufacturing realignment program. The costs in the second quarter were primarily severance, training, equipment transfers, travel, and employee relocations related to the Fueling Systems consolidation. The Company will incur additional severance expenses throughout 2004 as well as costs to transfer equipment, train employees and other related expenses during 2004 and 2005. The operations performed in the closed facilities will be relocated to other Company facilities and consolidated. The global manufacturing realignment program is estimated to cost in total $10.0 million and is expected to be substantially complete by the end of 2005.

The components and use of the restructuring reserve is summarized below:

(In millions)
                                      Severance
                                      Benefits:   Other:
          Balance January 3, 2004       $0.0       $0.0
          Restructuring Expense          1.0        0.9
          Costs Incurred                (0.2)      (0.8)
                                        ----       ----
          Balance July 3, 2004          $0.8       $0.1
                                        ====       ====

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------

Overview
--------

Sales and earnings for the second quarter of 2004 were up from the same quarter of 2003. The increase in sales is across all markets. Earnings improved in the second quarter of 2004 primarily due to the increased sales. Increased earnings were partially offset by costs associated with the Company's global manufacturing realignment program and increased commodity prices. This program, when substantially complete by the end of 2005, will result in the transfer of a significant amount of production to lower cost regions of the world as well as a consolidation of certain manufacturing operations. The Company projects it will incur approximately $10 million of pre-tax restructuring expenses as this program is implemented between the first quarter of 2004 and the fourth quarter of 2005. These restructuring expenses primarily include: severance, travel, relocation, training and the transfer of equipment. These expenses will be identified quarterly during the implementation period and reflected as "Restructuring Expenses" in our income statement. Included in the results for the second quarter of 2004 are restructuring expenses of $1.4 million pre-tax ($0.9 million after tax).

Results of Operations
---------------------

Sales for the second quarter of 2004 were $106.1 million, an increase of $12.3 million or 13 percent compared to sales of $93.8 million for the same period a year ago. Foreign currencies, particularly the euro, strengthened relative to the U.S. dollar since the second quarter of 2003. The impact of this change in exchange rates was a $1.7 million increase in the Company's reported second quarter 2004 sales. Excluding the impact of changes in foreign currencies, net sales increased $10.6 million or 11 percent. The sales increase of $10.6 million relates primarily to increased sales of small and large submersible motor products to North American customers of about $6.0 million and higher demand by European customers of about $2.5 million (when comparing both quarters at the current year exchange rate). Sales of fueling systems motors and related products increased about $2.1 million during the second quarter of 2004 from the second quarter of 2003. Fueling systems motors and related products have increased primarily due to increased demand from service station equipment suppliers for submersible motors and monitoring equipment. For the first half of 2004, sales were $186.4 million, an increase of 14 percent compared to 2003 sales of $163.6 million. Sales for the first six months of 2004 increased by $22.7 million of which foreign currencies accounted for $5.5 million due primarily to the stronger euro and Rand. Excluding the impact of the change in exchange rates, the Company's sales were up about 11 percent due to strong demand in North America and Europa for water systems products and continued growth of fueling systems products.

Cost of sales as a percent of net sales for the second quarter of 2004 was
67.5 percent, a decrease from 69.0 percent for the same period in 2003. Cost of sales as a percent of net sales decreased primarily as a result of the increased sales. Cost of sales as a percent of net sales for the year to date 2004 was 68.8 percent, a decrease from 70.2 percent for the same period in 2003. Cost of sales as a percent of net sales decreased primarily in the first half of 2004 as a result of the increased sales. The decrease in costs of sales as a percent of net sales during the first half of 2004 was partially offset by increased costs for certain commodities, about a half percent of 2004 net sales, used in the manufacture of the electric motors primarily steel and copper.

Selling and administrative ("SG&A") expense as a percent of net sales for the second quarter of 2004 was 15.1 percent compared to 15.9 percent for the same period in 2003. SG&A expense as a percent of net sales for the first half of 2004 was 16.6 percent compared to 17.6 percent for the first half of 2003.
The increase of SG&A expense of $2.2 million in the first half of 2004 from the same period for 2003 was primarily due to the effect of changes in the foreign exchange rate, $0.6 million. The Company also incurred additional SG&A costs related to the continued growth of new electronic products related to submersible motors, approximately $0.3 million, higher commissions related to the increased sales, approximately $0.3 million and costs of compliance procedures associated with the Sarbanes-Oxley Act, about $0.3 million.

Restructuring expenses of $1.4 million were incurred in the second quarter. The expenses during the second quarter of 2004 (included in "Restructuring Expense" on the income statement) related to the global manufacturing realignment program. The costs in the second quarter were primarily severance, training, equipment transfers, travel, and employee relocations related to the Fueling Systems consolidation. With the ramp-up of our Linares, Mexico facility and the recently announced consolidation of our Motta di Livenza, Italy factory into our other European factories, the Company will incur additional severance expenses throughout 2004 as well as costs to transfer equipment, train employees and other related expenses during 2004 and 2005. The operations performed in the closed facilities will be relocated to other Company facilities and consolidated. The global manufacturing realignment program is estimated to cost in total $10.0 million and is expected to be substantially complete by the end of 2005.

Interest expense for the second quarter of 2004 of $0.1 million is $0.2 million less than the prior year quarter and $0.5 million less than in the first half 2004, due primarily to lower outstanding debt.

Foreign currency-based transactions produced a loss for the second quarter of 2004 of $0.2 million compared to a gain of $0.2 million for the prior year. The foreign currency-based transaction loss was due primarily to changes in the euro relative to the U.S. dollar during the second quarter of 2004. The gain for the second quarter of 2003 was due primarily to the strengthening euro relative to the U.S. dollar.

The provision for income taxes for the second quarter of 2004 is $6.0 million. The effective tax rate for the second quarter of 2004 was 35.5 percent an increase from the full year 2003 rate of 32.8 percent. The lower rate for 2003 was primarily the result of prior years' tax credits realized in 2003. The tax credits resulted from tax planning activities performed in 2002 and 2003 in the areas of foreign income exclusion and R&D credits. The effective tax rate differs from the United States statutory rate of 35 percent, due to the foreign income exclusion and R&D credits and to the effects of state and foreign income taxes, net of federal tax benefits.

Net income for the second quarter of 2004 was $10.9 million, or $.48 per diluted share, a 16 percent increase compared to net income of $9.4 million, or $.42 per diluted share, for the same period a year ago. Year to date 2004 net income was $16.0 million, or $.70 per diluted share, a 19 percent increase compared to year to date 2003 net income of $13.4 million, or $.60 per diluted share.

Capital Resources and Liquidity
-------------------------------

Operating activities contributed approximately $12.4 million of cash during the first half of 2004 compared to cash consumed for the same period a year ago of $2.4 million. Working capital changes included increases in receivables due to higher sales and increases in accounts payables and other accrued expenses due to accruals for income taxes and restructuring.

The primary uses of cash for investing activities for the first quarters of 2004 and 2003 were additions to property, plant and equipment of $10.1 million and $3.9 million, respectively. Additions during the first half of 2004 were primarily related to the building additions included in the global manufacturing realignment program.

Net cash flows used in financing activities during 2004 and 2003 were $3.5 million and $3.6 million, respectively. The principal uses of cash during 2004 and 2003 were for purchases of Company common stock under the Company's repurchase program and the payment of dividends.

Cash and equivalents at the end of the second quarters of 2004 and 2003 were $28.8 million and $10.7 million, respectively.

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

Item 4.  Controls and Procedures
--------------------------------
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

During the last fiscal quarter there have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls.

                         PART II.  OTHER INFORMATION

Item 2(e).  Issuer Repurchases of Equity Securities
---------------------------------------------------

                                        Total Number      Maximum Number
                Total                    of Shares         of Shares
               Number      Average      Purchased as     that May Yet be
              Of Shares   Price Paid  Part of Publicly   Purchased Under
              Purchased   per Share    Announced Plan       the Plan
Period

Apr 4, 2004/
May 8, 2004        -        $   -              -           857,012

May 9, 2004/
Jun 5, 2004     29,600       29.8292        29,600         827,412

Jun 6, 2004/
Jul 3, 2004        -            -              -           827,412

Total           29,600                      29,600
                ------                      ------

NOTE: All numbers have been adjusted to reflect the Company's 2-for-1 stock split announced May 5, 2004 for shareholders of record May 28, 2004 and complete on June 15, 2004.

On February 16, 2001, the Company's Board of Directors unanimously approved a resolution to repurchase 2,000,000 shares. The plan was announced in the Company's 10-Q for the third quarter ending September 29, 2001. There is no expiration date for the plan.

Item 5.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The 2004 Annual Meeting of Shareholders of the Company was held on May 5, 2004 to: 1) Elect two directors for terms expiring at the 2007 Annual Meeting of Shareholders; 2) Approve an amendment to the Company's Restated Articles of Incorporation to increase the number of shares of authorized common stock; and
3) Ratify the appointment of Deloitte & Touche LLP as independent auditors for the 2004 fiscal year.

All of the matters submitted to a vote of shareholders were approved, as shown by the following voting results.

1) Nominees for Director            For         Withhold Authority
   ---------------------            ---         ------------------

   Donald J. Schneider          10,050,885           66,277
   R. Scott Trumbull            10,081,207           35,955

2) Approve aforementioned amendment to the Company's Restated Articles of Incorporation.

               For         Against        Abstain
               ---         -------        -------
            9,561,138      536,497        19,526

3) Ratification of Deloitte & Touche LLP

               For         Against        Abstain
               ---         -------        -------
           10,012,518      93,457         11,186


Total shares represented at the Annual Meeting in person or by proxy were 10,117,162 of a total of 10,988,572 shares outstanding. This represented 92.1 percent of Company common stock and constituted a quorum.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
                                                          Form 10-Q
                                                       Quarterly Report
                                                           (page)
                                                       ----------------
(a)  1.  Financial Statements - Franklin Electric
         ----------------------------------------

          Condensed Consolidated Balance Sheets as of
            July 3, 2004 and January 3, 2004................. 3
          Condensed Consolidated Statements of Income
            for the Second Quarter and First Half ended
            July 3, 2004 and June 28, 2003................... 4
          Condensed Consolidated Statements of Cash
            Flows for the First Half Ended
            July 3, 2004 and June 28, 2003................... 5
          Notes to Condensed Consolidated Financial
            Statements....................................... 6-11

     2.  Exhibits
         --------

          See the Exhibit Index located on page 19.


(b) Reports on Form 8-K filed during the second quarter ended July 3, 2004:

          A Currant Report on Form 8-K was filed with the SEC by the Company dated May 11, 2004, pursuant to Item 5, to report the approval of a two-for-one stock split.

          A Current Report on Form 8-K was filed with the SEC by the Company dated July 16, 2004, pursuant to Item 7 and Item 12, to report its second quarter 2004 earnings.

                                 SIGNATURES
                                 ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FRANKLIN ELECTRIC CO., INC.
                                         ---------------------------
                                                 Registrant




Date August 2, 2004                By  /s/ R. Scott Trumbull
     ------------------------         -------------------------
                                    R. Scott Trumbull, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date August 2, 2004                By  /s/ Gregg C. Sengstack
     -------------------------        -----------------------------
                                    Gregg C. Sengstack, Senior Vice
                                    President, Chief Financial
                                    Officer and Secretary (Principal
                                    Financial and Accounting Officer)

                         FRANKLIN ELECTRIC CO., INC.
             EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
                 FOR THE SECOND QUARTER ENDED JULY 3, 2004

Exhibit
Number                          Description
------                          -----------

     3.1   Amended and Restated Articles of Incorporation of
           Franklin Electric Co., Inc. (incorporated herein by reference to the Company's Form 10-Q for the quarter ended July 3, 2004)

     3.2   By-Laws of Franklin Electric Co., Inc. as amended to date

    31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

    31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

    32.1   Chief Executive Officer Certification Pursuant to 18 U.S.C.
           Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2   Chief Financial Officer Certification Pursuant to 18 U.S.C.
           Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                                   EXHIBIT 3.1
                                                                   -----------

                         FRANKLIN ELECTRIC CO., INC.
                AMENDED AND RESTATED ARTICLES OF INCORPORATION

                                  ARTICLE I
                                    NAME

     The name of the Corporation is Franklin Electric Co., Inc.

                                  ARTICLE II
                              PURPOSES AND POWERS

   2.01. PURPOSES. The purposes for which the Corporation is formed are (a) to engage in the general business of manufacturing production and selling products, and (b) without limitation, to engage in any and all lawful business or activity for which corporations may be incorporated under the Indiana Business Corporation Law, as may be amended from time to time (the "IBCL").

   2.02. POWERS. The Corporation shall have (a) the same powers as an individual to do all things necessary or convenient to carry out its business and affairs, and (b) without limitation, all powers, rights and privileges granted to corporations by the IBCL.

                                  ARTICLE III
                               TERM OF EXISTENCE

   The period during which the Corporation shall continue is perpetual.

                                  ARTICLE IV
                    REGISTERED OFFICE AND REGISTERED AGENT

   The current street address of the Corporation's registered office is 400 East Spring Street, Bluffton, Indiana 46714, and the name of the Corporation's registered agent at that office is Gregg C. Sengstack.

                                  ARTICLE V
                            AMOUNT OF CAPITAL STOCK


   The total number of shares into which the authorized capital stock of the Corporation is divided is 50,100,000 shares, consisting of 5,100,000 shares without par value and 45,000,000 shares with par value of $.l0 per share.

                                  ARTICLE VI
                            TERMS OF CAPITAL STOCK

   The shares of authorized capital stock are divided into classes as follows:

1. 100,000 shares of Preference Stock, without par value (hereinafter sometimes referred to as "Preference Stock");
2. 5,000,000 shares of Preferred Stock, without par value (hereinafter sometimes referred to as "Preferred Stock"); and
3. 45,000,000 shares of Common Stock, par value $.10 per share
   (hereinafter sometimes referred to as "Common Stock").

  The preferences, limitations and relative rights of each class are as follows:

A. PREFERENCE STOCK.
   Shares of Preference Stock may be issued from time to time in one or more series, in such amounts and for such consideration as the Board of Directors may determine and with such preferences, limitations and relative rights as shall be determined and stated by the Board of Directors. Such preferences, limitations and relative rights shall be determined and stated for each such series of Preference Stock by resolution of the Board of Directors prior to the issuance of each of such series, which resolution shall authorize the issuance of such series and the authority for which is hereby granted to the Board of Directors of the Corporation. Without limiting the generality of the authority granted to the Board of Directors herein, the Board of Directors shall have the power, right and authority to determine the following preferences, limitations and relative rights:
   (1) DESIGNATION. The designation of each series, which designation shall be by distinguishing letter, number, title or combination thereof.
   (2) NUMBER.  The number of shares of any series to be issued.
   (3) DIVIDEND SOURCE, RATE AND DATES. The source, rate and dates of any dividends payable with respect to shares of any series; provided, however, that no dividends shall be payable upon the shares of Preference Stock to the extent that (i) the Corporation would not be able to pay its debts as they become due in the usual course of business; or (ii) the Corporation's total assets would be less than the sum of its total liabilities plus (unless otherwise provided in these Articles of Incorporation) the amount that would be needed, if the Corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the shareholders whose preferential rights are superior to those receiving the distribution.
   (4) DIVIDEND ACCUMULATIONS. Whether any dividends which may be payable with respect to shares of any series shall be cumulative; and, if they shall be cumulative, then the dates from which such dividends shall start to cumulate.
   (5) DIVIDEND PREFERENCES. The preference or preferences, if any, to be accorded dividends payable with respect to shares of any series.
   (6) REDEMPTION. The redemption rights and prices, if any, with respect to shares of any series.
   (7) SINKING FUND   The terms and amount of any sinking fund provided for
the redemption of shares of any series.
   (8) RIGHTS OF PURCHASE. The rights, if any, of the Corporation to purchase for retirement, other than by way of redemption, shares of any series, and the terms and conditions of any such purchase rights.
   (9) CONVERSION. Whether or not the shares of any series shall be convertible into Common Stock or into shares of stock of any other series or number of series or into any other security; and, if so, the conversion price or prices, any adjustments thereof and/or any other terms and conditions upon which such conversion may be effected.
   (10) LIQUIDATION. The preference or preferences, if any, with respect to shares of any series entitled to receive the net assets of the Corporation upon liquidation, dissolution or winding up of the Corporation.
   (11) VOTING. The voting rights, if any, to which the holders of the shares of Preference Stock may be entitled.

B. SERIES I JUNIOR PARTICIPATING PREFERENCE STOCK.
   This Section B of this Article VI hereby creates a series of Preference Stock and hereby states the designation and number of shares, and fixes the relative powers, preferences and rights of such series.
   (1) DESIGNATION AND AMOUNT. The shares of such series shall be designated as "Series I Junior Participating Preference Stock" (the "Series I Preference Stock") and the number of shares constituting the Series I Preference Stock shall be 100,000. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of Series I Preference Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Corporation convertible into Series I Preference Stock.
   (2) DIVIDEND RIGHTS. Subject to the rights of the holders of any shares of any series of Preference Stock (or any similar shares) ranking prior and superior to the Series I Preference Stock with respect to dividends, the holders of Series I Preference Stock, in preference to the holders of Common Stock and of any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the fifteenth day of February, May, August and November in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series I Preference Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (i) $16.00 or (ii) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in Common Stock or a subdivision of the outstanding Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any Series I Preference Stock or fraction of a Series I Preference Stock. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in Common Stock, or effect a subdivision or combination or consolidation of the outstanding Common Stock (by reclassification or otherwise than by payment of a dividend in Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of Series I Preference Stock were entitled immediately prior to such event under clause (ii) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.
   The Corporation shall declare a dividend or distribution on the Series I Preference Stock as provided in this paragraph 2 immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $16.00 per share on the Series I Preference Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.
   Dividends shall begin to accrue and be cumulative on outstanding Series I Preference Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of Series I Preference Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the Series I Preference Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of Series I Preference Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 60 days prior to the date fixed for the payment thereof.
   (3) REDEMPTION. The Series I Preference Stock shall not be redeemable.
   (4) CONVERSION. The Series I Preference Stock shall not be convertible into Common Stock or shares of any other series of any other class of preferred stock of the Corporation ("Preferred Stock") or Preference Stock unless the terms of any such series provide otherwise.
   (5) LIQUIDATION. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, no distribution shall be made,
(i) to the holders of stock ranking junior (either as to dividends or upon liquidation) to the holders of Series I Preference Stock unless, prior thereto, the holders of Series I Preference Stock shall have received from the assets of the Corporation a preferential amount equal to $5,000 per share plus all accrued and unpaid dividends thereon, whether or not declared, to the date of payment, provided that the holders of Series I Preference Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount to be distributed per share to holders of Common Stock, or (ii) to the holders of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series I Preference Stock, except distributions made ratably on the Series I Preference Stock and all such parity stock in proportion to the total amounts to which the holders of all such stock are entitled upon such liquidation, dissolution or winding up. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in Common Stock, or effect a subdivision or combination or consolidation of the outstanding Common Stock (by reclassification or otherwise than by payment of a dividend in Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of Series I Preference Stock were entitled immediately prior to such event under the proviso in clause (i) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.
   (6) VOTING. Except as provided herein or as may be required by law, holders of Series I Preference Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.
   In addition to any other voting rights as a separate class or otherwise to which the holders of Series I Preference Stock may be entitled by law and subject to the provision for adjustment hereinafter set forth, each share of Series I Preference Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the shareholders of the Corporation. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in Common Stock, or effect a subdivision or combination or consolidation of the outstanding Common Stock (by reclassification or otherwise than by payment of a dividend in Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of Series I Preference Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

   Except as otherwise provided herein, in any other provisions of the Restated Articles of Incorporation of the Corporation creating a series of Preferred Stock or Preference Stock or any similar stock, or by law, the holders of Series I Preference Stock and the holders of Common stock and any other capital stock of the Corporation having general voting rights shall vote together as one class on all matters submitted to a vote of shareholders of the Corporation.
   If at the time of any annual meeting of shareholders for the election of directors a "default in preference dividends," (as that term is hereinafter defined), on the Series I Preference Stock shall exist, the number of directors constituting the Board of Directors of the Company shall be increased by two (2), and the holders of the Series I Preference Stock and any other series of Preference Stock (whether or not the holders of such stock would be entitled to vote for the election of directors if such default in preference dividends did not exist) shall have the right at such meeting, voting together as a single class without regard to series, to the exclusion of the holders of Common Stock, to elect two (2) directors of the Company to fill such newly created directorships. Such right shall continue until there are no dividends in arrears upon the Series I Preference Stock. Each director elected by the holders of Series I Preference Stock and any other series of Preference Stock (a "Preferred Director") shall continue to serve as such director for the full term for which he shall have been elected, notwithstanding that prior to the end of such term a default in preference dividends shall cease to exist. Any Preferred Director may be removed by, and shall not be removed except by, the vote of the holders of record of the outstanding Series I Preference Stock and any other series of Preference Stock voting together as a single class without regard to series, at a meeting of the shareholders or of the holders of Series I Preference Stock and any other series of Preference Stock called for the purpose. So long as a default in any preference dividends on the Series I Preference Stock shall exist, (i) any vacancy in the office of a Preferred Director may be filled (except as provided in the following clause (ii)) by an instrument in writing signed by the remaining Preferred Director and filed with the Company and (ii) in the case of the removal of any Preferred Director, the vacancy may be filled by the vote of the holders of the outstanding Series I Preference Stock and any other series of Preference Stock voting together as a single class without regard to series, at the same meeting at which such removal shall be voted. Each director appointed as aforesaid by the remaining Preferred Director shall be deemed, for all purposes hereof, to be a Preferred Director. Whenever the term of office of the Preferred Directors shall end and a default in preference dividends shall no longer exist, the number of directors constituting the Board of Directors of the Company shall be reduced by two
(2). For the purposes hereof, a "default in preference dividends" on the Series I Preference Stock shall be deemed to have occurred whenever the amount of accrued dividends upon any series of the Series I Preference Stock shall be equivalent to six (6) full quarterly dividends or more, and, having so occurred, such default shall be deemed to exist thereafter until, but only until, all accrued dividends on all Series I Preference Stock of each and every series then outstanding shall have been paid to the end of the last preceding quarterly dividend period.
   (7) CERTAIN RESTRICTIONS.
   (a) Whenever quarterly dividends or other dividends or distributions payable on the Series I Preference Stock as provided in paragraph 2 of this Section B are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on Series I Preference Stock outstanding shall have been paid in full, the Corporation shall not:
       (i) declare or pay dividends, or make any other distributions, on any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series I Preference Stock;
       (ii) declare or pay dividends, or make any other distributions, on any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series I Preference Stock, except dividends paid ratably on the Series I Preference Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such stock are then entitled;
       (iii) redeem or purchase or otherwise acquire for consideration any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series I Preference Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for any shares of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series I Preference Stock; or
       (iv) redeem or purchase or otherwise acquire for consideration any Series I Preference Stock, or any stock ranking on a parity with the Series I Preference Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such stock upon such terms as the of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.
   (b) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any stock of the Corporation unless the Corporation could, under paragraph 7(a) of this Section B, purchase or otherwise acquire such stock at such time and in such manner.
   (8) CONSOLIDATION, MERGER, ETC. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the Common Stock is exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each share of Series I Preference Stock shall at the same time be similarly exchanged or changed into an amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in Common Stock, or effect a subdivision or combination or consolidation of the outstanding Common Stock (by reclassification or otherwise than by payment of a dividend in Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of Series I Preference Stock shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.
   (9) PRIORITIES. So long as any Series I Preference Stock remains outstanding, the Corporation shall not, without the affirmative vote or written consent of the holders of at least two-thirds of the outstanding Series I Preference Stock, voting together as a single class, amend, alter or repeal any of the provisions of these Restated Articles of Incorporation so as adversely to affect the preferences, limitations and relative rights of Series I Preference Stock. So long as any Series I Preference Stock remains outstanding, Series I Preference Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to any other series of any other class of Preference Stock, unless the terms of any such series shall provide otherwise.
   (10)STATUS OF REACQUIRED SHARES. The Corporation shall retire and cancel any shares of Series I Preference Stock that it redeems, purchases or otherwise acquires. All such shares shall upon their cancellation become authorized but unissued shares of Preference Stock and may be reissued as part of a new series of Preference Stock subject to the conditions and restrictions on issuance set forth in the restated Articles of Incorporation creating a series of Preference Stock or as otherwise required by law.
C. PREFERRED STOCK.
   Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any other series at any time outstanding. Subject to the provisions of Section D of this ARTICLE VI, the Board of Directors is hereby expressly granted authority to fix by resolution or resolutions adopted prior to the issuance of any shares of each particular series of Preferred Stock, the designation, powers, preferences and relative, participating, optional and other rights, and the qualifications, limitations and restrictions thereof, if any, of such series, including, but without limiting the generality of the foregoing, the following:
   a) the distinctive designation of, and the number of Preferred Stock which shall constitute the series, which number may be increased (except as otherwise fixed by the Board of Directors) or decreased (but not below the number of shares thereof then outstanding) from time to time by action of the Board of Directors;
   (b) the rate and times at which, and the terms and conditions upon which, dividends, if any, on shares of the series shall be paid, the extent of preferences or relation, if any, of such dividends to the dividends payable on any other class or classes of shares of the Corporation, or on any series of Preferred Stock or of any other class or classes of shares of the Corporation and whether such dividends shall be cumulative or non-cumulative;
   (c) the right, if any, of the holders of shares of the series to convert the same into, or exchange the same for, shares of any other class or classes of shares of the Corporation, or of any series of Preferred Stock, and the terms and conditions of such conversion or exchange;
   (d) whether shares of the series shall be subject to a redemption price or prices including, without limitation, a redemption price or prices payable in Common Stock and the time or times at which, and the terms and conditions upon which shares of the series may be redeemed;
   (e) the rights, if any, of the holders of shares of the series upon voluntary or involuntary liquidation, merger, consolidation, distribution or sale of assets, dissolution or winding up of the Corporation;
   (f) the terms of the sinking fund or redemption or purchase account, if any, to be provided for shares of the series; and
   (g) the voting powers, if any, of the holders of shares of the which may, without limiting the generality of the foregoing, include (i) the right to more or less than one vote per share on any or matters voted upon by the shareholders and (ii) the right to vote, as a series by itself or together with other series of Preferred Stock or together with all series of Preferred Stock as a class, upon such matters, under such circumstances and upon such conditions as the Board of Directors may fix, including, without limitation, the right, voting as a series by itself or together with other series of Preferred Stock or together with all series of Preferred Stock as a class, to elect one or more directors of this Corporation in the event there shall have been a default in the payment of dividends on any one or more series of Preferred Stock or under such other circumstances and upon such conditions as the Board of Directors may determine.
   No holder of any share of any series of Preferred Stock shall be entitled to vote for the election of directors or in respect of any other matter except as may be required by the Indiana Business Corporation Law, as amended, or as is permitted by the resolution or resolutions adopted by the Board of Directors authorizing the issue of such series of Preferred Stock.
D. COMMON STOCK.
   (1) DIVIDEND RIGHTS. Subject to the rights of all stock of the Corporation ranking, as to dividends, senior to Common Stock, the holders of Common Stock shall be entitled to receive such dividends, if any, as may be declared by the Board of Directors of the Corporation from time to time and paid on Common Stock out of any assets of the Corporation at the time legally available for the payment of dividends.
   (2) LIQUIDATION. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the shares of the Common Stock shall be entitled to share ratably in the assets of the Corporation remaining after all distributions or payments shall have been made to the holders of any class of stock (or series thereof) of the Corporation ranking senior, as to liquidation rights, to Common Stock.
   The merger or share exchange of the Corporation with any other corporation, or a sale, lease or conveyance of all or substantially all of its assets, shall not be regarded as a liquidation, dissolution or winding up of the Corporation within the meaning of this section.
   (3) VOTING. Except as provided herein or as may be required by law, all voting power shall vest exclusively in the holders of shares of Common Stock. Each share of Common Stock shall be entitled to one vote on each matter submitted to a vote of the shareholders of the Corporation.
E  DISTRIBUTIONS TO SHAREHOLDERS.
   The Board of Directors may authorize and the Corporation may make distributions to its shareholders if, after giving the distribution effect,
(a) the Corporation would be able to pay its debts as they become due in the usual course of business and, (b) the Corporation's total assets would be greater than its total liabilities, without regard to any amount that would be needed, if the Corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

                                  ARTICLE VII
                        VOTING RIGHTS OF COMMON STOCK

   7.01. COMMON STOCK. Every holder of shares of common stock shall have the right, at every shareholders' meeting, to one vote for each share of common stock standing in his name on the books of the Corporation, except as otherwise provided in the IBCL.

                                  ARTICLE VIII
                                    DIRECTORS

   8.01. NUMBER. The number of Directors shall be not less than three (3) nor more than eleven (11) and the exact number may from time to time be fixed by the By-Laws. If the By-Laws do not fix the number of Directors, then the number of Directors shall be five (5).

   8.02. CLASSES OF DIRECTOR. The By-Laws may provide that the Directors shall be divided into two (2) or three (3) classes, with each class containing one-half (1/2) or one third (1/3) of the total, with an equal number of Directors or as near equal as may be, and whose terms of office shall expire at different times. If Directors are divided into classes, the terms of the Directors in the first class shall expire at the first annual shareholders' meeting after their election, the terms of the second class shall expire at the second annual shareholders' meeting after their election, and the terms of the third class, if any, shall expire at the third annual shareholders' meeting after their election. At each annual shareholders' meeting thereafter, Directors shall be chosen for a term of two (2) years or three (3) years, as the case may be, to succeed those whose term expire. If the By-Laws provide for a classified Board, then prior to the completion of their term of office, a Director may be removed, with or without cause, only at a meeting of the shareholders called and held for that purpose, by the affirmative vote of the holders of outstanding shares of not less than two-thirds (2/3) of the shares entitled to vote, by class, if applicable. Directors need not be shareholders. A majority of the Directors at any time shall be citizens of the United States.
   8.03. VACANCIES.   Vacancies occurring in the Board of Directors shall be
filled in the manner provided in the By-Laws, or if the By-Laws do not provide for the filling of vacancies then in the manner provided by Indiana law. The By-Laws may also provide that in certain circumstances specified therein, vacancies occurring in the Board of Directors may be filled by vote of the shareholders at a special meeting called for that purpose or at the next annual meeting of shareholders.
   8.04. REMOVAL OF DIRECTORS. Prior to the completion of their term of office, and subject to the provisions of Section 8.02, a Director may only be removed by the shareholders, and in the manner as provided under the IBCL.

                                  ARTICLE IX
                  PROVISIONS FOR REGULATION OF BUSINESS AND
                      CONDUCT OF AFFAIRS OF CORPORATION

   9.01. SHAREHOLDER MEETINGS AND BOARD MEETINGS. Meetings of the shareholders may be held either at the principal office of the Corporation in the State of Indiana or at any other place, within or without the State of Indiana, as provided by the By-Laws of the Corporation and the notices of such meetings. Meetings of the Board of Directors may be held at such place, either within or without the State of Indiana, as may be authorized by the By-Laws.
   9.02. POWERS OF BOARD. In addition to the powers and authorities hereinabove or by statute expressly conferred, the Board of Directors is hereby authorized to exercise all such powers and do all such acts and things as may be exercised or done by a corporation organized and existing under the provisions of the IBCL. The Board of Directors shall have the exclusive power to make, amend, repeal or waive By-Laws and the provisions thereof.
   9.03. NONLIABILITV OF SHAREHOLDERS. Shareholders of the Corporation are not personally liable for the acts or debts of the Corporation, nor is private property of shareholders subject to the payment of corporate debt.
   9.04. INTERESTS OF DIRECTORS.
   (a) A conflict of interest transaction is a transaction with the in which a Director of the Corporation has a direct or indirect interest. A conflict of interest transaction is not voidable by the Corporation solely because of the Director's interest in the transaction if any one (1) of the following is true:
       (1) The material facts of the transaction and the director's interest were disclosed or known to the Board of Directors or a Committee of the Board of Directors and the Board of Directors or committee authorized, approved, or ratified the transaction.
       (2) The material facts of the transaction and the Director's interest were disclosed or known to the shareholders entitled to vote and they authorized, approved, or ratified the transaction.
       (3) The transaction was fair to the Corporation.
   (b) For purposes of this Section 9.04, a Director of the Corporation has an indirect interest in a transaction if:
       (1) another entity in which the Director has a material financial interest or in which the Director is a general partner is a party to the transaction, or
       (2) another entity of which the Director is a director, officer, or trustee is a party to the transaction and the transaction is, or is required to be, considered by the Board of Directors of the Corporation.
   (c) For purposes of Section 9.04(a)(1), a conflict of interest transaction is authorized, approved, or ratified if it receives the affirmative vote of a majority of the Directors on the Board of Directors (or on the committee) who have no direct or indirect interest in the transaction, but a transaction may not be authorized, approved, or ratified under this section by a single Director. If a majority of the Directors who have no direct or indirect interest in the transaction vote to authorize, approve, or ratify the transaction, a quorum shall be deemed present for the purpose of taking action under this Section 9.04.
   The presence of, or a vote cast by, a Director with a direct or indirect interest in the transaction does not affect the validity of any action taken under Section 9.04(a)(l), if the transaction is otherwise authorized, approved, or ratified as provided in such subsection.
   (d) For purposes of Section 9.04(a)(2), shares owned by or voted under the control of a Director who has a direct or indirect interest in the transaction, and shares owned by or voted under the control of an entity described in Section 9.04(b), may be counted in a vote of shareholders to determine whether to authorize, approve or ratify a conflict of interest transaction.
   (e) This Section 9.04 shall not be construed to require authorization, ratification, or approval by the shareholders of any transaction or to invalidate any transaction that would otherwise be valid under common or statutory law.

                                  ARTICLE X
                              AMENDMENT OR REPEAL

   10.01 AMENDMENT OR REPEAL: CERTAIN PROVISIONS. Any amendment or repeal of all or any part of this Article X and of Sections 8.01 and 8.02 of Article VIII, shall require the affirmative vote of the holders of outstanding shares of not less than two-thirds (2/3) of the shares entitled to vote, by class, if applicable.
   10.02 AMENDMENT OR REPEAL: OTHER PROVISIONS.   Except as is otherwise
expressly provided in Section 10.01, all other provisions of the Articles of Incorporation, as amended, may be amended or repealed in the manner now or hereafter permitted by law, and all rights conferred upon shareholders by these Articles of Incorporation, as amended, are conferred subject to this reservation.

                                                                   EXHIBIT 3.2
                                                                   -----------

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

                                  ARTICLE II.
                                 SHAREHOLDERS.

   Section 2.1. Annual Meeting. The annual meeting of the shareholders of the Corporation shall be held annually on the third Friday in April of each year 10:00 a.m., local time, at the principal office of the Corporation in Bluffton, Indiana, or at such other place (either within or without the State of Indiana) at a date and time as may be fixed by the Board of Directors and designated in the notice or waiver of notice of such meeting. At the annual meeting, the directors shall be elected, and all such other business as may properly be brought before the meeting shall be transacted.
   Section 2.2. Special Meetings. Special meetings of the shareholders may be held at the principal office of the Corporation in Bluffton, Indiana, or at such other place within or without the State of Indiana, as may be determined by the Board of Directors and as may be designated in the notice or waiver of notice of such meeting. Special meetings may be called, in writing, only by the Chairman, the President, or a majority of the Board of Directors. Business transacted at any special meeting shall be confined to the purpose or purposes stated in the notice of such special meeting.
   Section 2.3. Notice of Shareholders' Meetings. Notice of each meeting of shareholders, stating the date, time and place, and, in the case of special meetings, the purpose or purposes for which such meeting is called, shall be given to each shareholder entitled to vote thereat not less than ten nor more than sixty days before the date of the meeting unless otherwise prescribed by the IBCL.
   Section 2.4. Record Dates. (a) In order that the Corporation may determine the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of shares or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a future date as the record date, which shall not be more than 70 days nor less than 10 days before the date of such meeting or any other action requiring a determination by shareholders.
   (b) If a record date has not been fixed as provided in preceding subsection
   (a), then:
       (i) The record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; and
       (ii)The record date for determining shareholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.
   (c) Only those who shall be shareholders of record on the record date so fixed as aforesaid shall be entitled to such notice of, and to vote at, such meeting and any adjournment thereof, or to receive payment of such dividend or other distribution, or to receive such allotment of rights, or to exercise such rights, as the case may be, notwithstanding the transfer of any shares on the books of the Corporation after the applicable record date; provided, however, the Corporation shall fix a new record date if a meeting is adjourned to a date more than one hundred twenty days after the date originally fixed for the meeting.
  Section 2.5. Quorum and Adjournment. At any meeting of the shareholders the holders of a majority of the outstanding shares of the Corporation entitled to vote who are present in person or represented by proxy shall constitute a quorum for the transaction of business unless otherwise prescribed by the IBCL or the Corporation's Articles of Incorporation, as amended (the "Articles of Incorporation"). Once a share is represented for any purpose at a meeting, it is deemed present for quorum purposes for the remainder of the meeting and for any adjournment of that meeting unless a new record date is set or is required to be set by the IBCL, the Articles of Incorporation or these By-Laws.
   Whether or not a quorum is present the Chairman of the meeting or shareholders present in person or represented by proxy representing a majority of the shares present or represented may adjourn the meeting from time to time, without notice other than an announcement at the meeting. At any such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the original meeting.
   Section 2.6. Voting by Shareholders; Proxies. Every shareholder shall have the right at every shareholders' meeting to one vote for each share standing in his name on the books of the Corporation, except as otherwise provided by the IBCL or the Articles of Incorporation, and except that no share shall be voted at any meeting upon which any installment is due and unpaid, or which belongs to the Corporation. Election of directors at all meetings of the shareholders at which directors are to be elected shall be by ballot, and a plurality of the votes cast thereat shall be necessary to elect any Director. Action on a matter (other than the election of directors) submitted to shareholders entitled to vote thereon at any meeting shall be approved if the votes cast favoring the action exceed the votes cast opposing the action, unless a greater number of affirmative votes is required by the IBCL or by the Articles of Incorporation. A shareholder may vote either in person or by proxy executed in writing by the shareholder or a duly authorized attorney in fact. No proxy shall be valid after eleven months from the date of its execution unless a longer time is expressly provided therein.
   Section 2.7. Shareholder List. At lease five business days before each shareholders' meeting, the Secretary of the Corporation shall make, or cause to be made, an alphabetical list of the names of the shareholders entitled to notice of and to vote at the meeting, arranged by voting group (and within each voting group by class or series of shares) and showing the address of and the number of shares held by each shareholder.
   Beginning five business days before the date of the meeting and continuing through the meeting, the list shall be on file at the principal office of the Corporation (or at the place identified in the meeting notice in the city where the meeting will be held) and shall be available for inspection by any shareholder entitled to vote at the meeting for the purpose and to the extent permitted by law. During this period a shareholder, or the shareholder's agent or attorney authorized in writing, is entitled on written demand to inspect and copy the list during regular business hours and at the shareholder's expense.
   Section 2.8. Conduct of Business. (a) Presiding Officer. The Chairman of the Board of Directors, when present, and in the absence of the Chairman the President, shall be the presiding officer at all meetings of shareholders, and in the absence of the Chairman and the President, the Board of Directors shall choose a presiding officer. The presiding officer of the meeting shall have plenary power to determine procedure and rules of order (including with respect to the opening and the closing of the polls for each matter upon which shareholders will vote at the meeting) and make definitive rulings at meetings of the shareholders.
   (b) Annual Meetings of Shareholders. (i) Nominations of persons for election to the Board of Directors of the Corporation and the proposal of business to be considered by the shareholders may be made at an annual meeting of shareholders (A) pursuant to the Corporation's notice of meeting, (B) by or at the direction of the Board of Directors or (C) by any shareholder of the Corporation who was a shareholder of record at the time of giving of notice provided for in this Section 2.8, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this Section 2.8.
       (ii)For director nominations or other business to be properly brought before any annual meeting by a shareholder pursuant to clause (C) of paragraph
(b)(i) of this Section 2.8, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder's notice shall be delivered to the Secretary at the principal business office of the Corporation not later than ninety days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than thirty days or delayed by more than sixty days from such anniversary date, notice by the shareholder to be timely must be so delivered not later than the ninetieth day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. Such shareholder's notice shall set forth (A) as to each person whom the shareholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (B) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made; and (C) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (x) the name and address of such shareholder, as they appear on the Corporation's books, and of such beneficial owner and (y) the class and number of shares of the Corporation which are owned beneficially and of record by such shareholder and such beneficial owner.
       (iii) The notice procedures of this Section 2.8 shall not apply to any annual meeting if the Corporation shall not have set forth in its proxy statement for the preceding annual meeting of shareholders the date by which notice of nominations by shareholders of persons for election as directors or of other business proposed to be brought by shareholders at the next annual meeting of shareholders must be received by the Corporation to be considered timely pursuant to this Section 2.8

   (c) Special Meetings of Shareholders. Only such business shall be conducted at a special meeting of shareholders as shall have been brought before the meeting pursuant to the Corporation's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of shareholders at which directors are to be elected pursuant to the Corporation's notice of meeting (A) by or at the direction of the Board of Directors or (B) by any shareholder of the Corporation who was a shareholder of record at the time of giving of notice provided for in this Section 2.8, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this Section 2.8. Nominations by shareholders of persons for election to the Board of Directors may be made at such a special meeting of shareholders if a shareholder's notice containing the information set forth in paragraph (b)(ii) of this Section 2.8 shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the 90th day prior to such special meeting or the tenth day following the date on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.
   (d) General. (i) Only such persons who are nominated in accordance with the procedures set forth in this Section 2.8 shall be eligible to serve as directors and only such business shall be conducted at a meeting of shareholders as shall have been brought before the meeting in accordance with the procedures set forth in this Section 2.8. The presiding officer at the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made in accordance with the procedures set forth in this Section 2.8 and, if any proposed nomination or business is not in compliance with this Section 2.8, to declare that such defective proposal shall be disregarded.
       (ii)For purposes of this Section 2.8, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Sections 13, 14 or 15(d) of the Exchange Act.
       (iii) Notwithstanding the foregoing provisions of this Section 2.8, a shareholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Section 2.8. Nothing in this Section 2.8 shall be deemed to affect any rights of shareholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act.
   Section 2.9. Organization of Meetings. The Secretary, who may call on any officer or officers of the Corporation for assistance, shall make all necessary and appropriate arrangements for all meetings of shareholders, receive all proxies and ascertain and report to each meeting of shareholders the number of shares present, in person and by proxy. The certificate and report of the Secretary, as to the regularity of such proxies and as to the number of shares present, in person and by proxy, shall be received as prima facie evidence of the number of shares present in person and by proxy for the purpose of establishing the presence of a quorum at such meeting and for organizing the same, and for all other purposes.
   Section 2.10. Inspectors. At every meeting of shareholders there shall be appointed by the Board of Directors three inspectors of election to receive and count the votes of shareholders. Each inspector shall take an oath to fairly and impartially perform the duties of an inspector of the election and to honestly and truly report the results thereof. Such inspectors shall be responsible for tallying and certifying the vote taken on any matter at each meeting which is required to be tallied and certified by them in the resolution of the Board of Directors appointing them or the appointment of the presiding officer at such meeting as the case may be. Except as otherwise provided by these By-Laws or by law, such inspectors shall also decide all questions touching upon the qualification of voters, the validity of proxies and ballots, and the acceptance and rejection of votes. The Board of Directors shall have the authority to make rules establishing presumptions as to the validity and sufficiency of proxies.

                                  ARTICLE III.
                                   DIRECTORS.

   Section 3.1. Number and Classes. The Board of Directors shall consist of no more than eleven and no fewer than three members, the actual number to be set by the Board by resolution. Subject to the rights of the holders of any series of Preferred Stock outstanding, the directors shall be divided into three classes, designated as Class I, Class II and Class III, respectively, which at all times shall be as nearly equal in number as possible. One class of directors shall be elected annually to serve for a term of three years or until their successors shall have been elected and qualified.
   Section 3.2. Resignation, Vacancies and Removal of Directors. Any director may resign his office at any time by delivering his resignation in writing to the Board of Directors, its Chairman, or the Secretary of the Corporation, and the acceptance of such resignation, unless required by the terms thereof, shall not be necessary to make such resignation effective. The resignation shall be effective when the notice is delivered unless the notice specifies a later effective date. If any vacancy occurs on the Board of Directors caused by resignation, death, or other incapacity, or increase in the number of directors, then (a) the Board of Directors may fill the vacancy; or (b) if the directors remaining in office constitute fewer than a quorum of the Board, they may fill the vacancy by the affirmative vote of a majority of all directors remaining in office; or (c) if a majority of the directors remaining in office are unable to agree on a person to fill the vacancy, then the remaining directors may call a special shareholders' meeting to fill the vacancy. The term of a director elected to fill a vacancy expires at the end of the term for which the director's predecessor was elected. Prior to the completion of their term of office, a director may only be removed in the manner as provided in the Articles of Incorporation.
   Section 3.3. Regular Meetings. A regular meeting of the Board of Directors will be held at the place of (or reasonably near thereto) and promptly following the annual meeting of the shareholders. At the annual meeting, the Board shall elect the officers of the Corporation for the ensuing year and transact such other business as may properly come before the meeting. Other regular meetings may be held at the principal office of the Corporation or at any other place and at such times as the Board may fix from time to time. Notice shall be given in accordance with Article IV of these By-Laws.
   Section 3.4. Special Meetings. Special meetings of the Board of Directors shall be held at the principal office of the Corporation or at any other place reasonably convenient for directors to attend whenever called by the Chairman or the President or a majority of the Board of Directors. Notice shall be given in accordance with the Article IV of these By-Laws.
   Section 3.5. Quorum and Voting. Except as provided in Section 3.2, a majority of the actual number of directors elected and qualified from time to time shall be necessary to constitute a quorum for the transaction of any business at any meeting of the Board of Directors. The affirmative vote of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, unless the act of a greater number is expressly required by the IBCL, the Articles of Incorporation, or these By-Laws. If a quorum shall not be present at any meeting of the Board of Directors, the directors present may adjourn the meeting from time to time, without notice other than an announcement at the meeting, until a quorum is present.

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

   (c) The number and class of shares and the designation of the series, if any, the certificate represents. Each certificate must be signed (either manually or in facsimile) by the Chairman or the President and Secretary or such other two officers as may be designated by the Board. Share certificates which have been signed (whether manually or in facsimile) by officers may be used and shall continue to be valid even though any individual whose signature appears on a certificate shall no longer be an officer of the Corporation at the time of the issue of the certificate.
   Section 6.2. Registration of Transfer and Registered Shareholders. Registration of transfer of shares and issuance of a new certificate or certificates therefor shall be made only upon surrender to the Corporation or its transfer agent and cancellation of a certificate or certificates for a like number of shares of the same class, properly endorsed for transfer, accompanied by (a) such assurance as the Corporation or transfer agent may require as to the genuineness and effectiveness of each necessary endorsement,
(b) satisfactory evidence of compliance with all laws relating to collection of taxes, and (c) satisfactory evidence of compliance with or removal of any restriction on transfer of which the Corporation or transfer agent may have notice.As respects the Corporation, its stock record books shall be conclusive as to the ownership of its shares for all purposes and the Corporation shall not be bound to recognize adverse claims.
   Section 6.3. Consideration for Issue of Shares. The shares of the capital stock of the Corporation may be issued by the Corporation from time to time for such an amount of consideration as may be fixed by the Board of Directors and consisting of any tangible or intangible property or benefit to the Corporation, including cash, promissory notes, services performed, contracts for services to be performed, or other securities of the Corporation. When payment of the consideration for which any share was authorized to be issued shall have been received by the Corporation, the shares issued therefor shall be fully paid and nonassessable. Shares may be issued to the Corporation's shareholders without consideration to the extent permitted by the IBCL and shares so issued shall be fully paid and nonassessable. If the Corporation authorizes the issuance of shares for promissory notes or for promises to render services in the future, the Corporation shall report in writing to the shareholders the number of shares authorized to be issued with or before the notice of the next shareholders' meeting. The Board may (but is not required) to place in escrow shares issued for a contract for future services or benefits or a promissory note or may make such other arrangements or conditions or place such other restrictions on the transfer of the shares until the services are performed, the note is paid, or the benefits are received.
   Section 6.4. Lost, Stolen or Destroyed Certificates. No certificate for shares of the capital stock of the Corporation shall be issued in place of any certificate alleged to have been lost, stolen or destroyed except upon proper evidence to the satisfaction of the Board of Directors of such loss, theft, or destruction, and (unless waived by the Board of Directors) except upon delivery to the Corporation of a bond of indemnity in such amount as may be fixed by the Board of Directors, executed by the person to whom the new certificate or certificates should be issued and also by a surety company approved by the Board of Directors, indemnifying the Corporation against any claim upon or in respect of such lost, stolen, or destroyed certificate; provided, however, that whenever this Corporation has a duly appointed, qualified and acting transfer agent for its said shares, the Board of Directors may delegate to said transfer agent the authority to determine the sufficiency of the proof of such loss, theft or destruction and to issue new certificate or certificates in replacement thereof, and the Board of Directors may waive the necessity of obtaining a separate bond of indemnity in connection with the issuance of each certificate replacing such lost, stolen or destroyed certificates and in lieu thereof may authorize such transfer agent to obtain a blanket lost original instruments bond naming this Corporation and such transfer agent as the obligees therein.
   Section 6.5. Transfer Agent and Registrars. The Board of Directors may from time to time appoint a transfer agent and a registrar in one or more cities, may require all certificates evidencing shares of the Corporation to bear signatures of a transfer agent and a registrar, may provide that such certificates shall be transferable in more than one city, and may provide for the functions of transfer agent and registrar to be combined in one agency.

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

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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



 Date:   August 2, 2004
         ---------------------


         /s/ R. Scott Trumbull
         ---------------------
         R. Scott Trumbull
         Chairman and Chief Executive Officer
         Franklin Electric Co., Inc.

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

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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



 Date:   August 2, 2004
         ----------------------


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

                                                                  EXHIBIT 32.1
                                                                  ------------

 CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
 ---------------------------------------------------------------------------
      ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
      -----------------------------------------------------------------

       In connection with the Quarterly Report of Franklin Electric Co., Inc. (the "Company") on Form 10-Q for the period ending July 3, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
R. Scott Trumbull, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 2, 2004             -
       ---------------------


       /s/ R. Scott Trumbull
       -------------------------------------
       R. Scott Trumbull
       Chairman and Chief Executive Officer
       Franklin Electric Co., Inc.

                                                                  EXHIBIT 32.2
                                                                  ------------

 CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
 ---------------------------------------------------------------------------
      ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
      -----------------------------------------------------------------


       In connection with the Quarterly Report of Franklin Electric Co., Inc. (the "Company") on Form 10-Q for the period ending July 3, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregg C. Sengstack, Senior Vice President, Chief Financial Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 2, 2004
       ----------------------


       /s/ Gregg C. Sengstack
       ----------------------
       Gregg C. Sengstack
       Senior Vice President, Chief Financial Officer and Secretary Franklin Electric Co., Inc.
















5