Form 10-Q
period 2004-10-02
FRANKLIN ELECTRIC CO INC
filed 2004-11-08
CIK 38725

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                   ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2004
                                                 ---------------

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
           YES   X                                      NO
               -----                                       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
           YES   X                                      NO
               -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      OUTSTANDING AT
CLASS OF COMMON STOCK                                NOVEMBER 1, 2004
---------------------                                ----------------
     $.10 PAR VALUE                                  22,011,432 SHARES

                       FRANKLIN ELECTRIC CO., INC.

                                  Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
            as of October 2, 2004
            and January 3, 2004 ..........................     3

            Condensed Consolidated Statements of
            Income for the Third Quarter and Nine
            Months Ended October 2, 2004 and
            September 27, 2003 ...........................     4

            Condensed Consolidated Statements
            Of Cash Flows for the Nine Months
            Ended October 2, 2004 and
            September 27, 2003 ...........................     5

            Notes to Condensed Consolidated
            Financial Statements .........................  6-12

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations......................... 12-15

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk.............................    15

   Item 4.  Controls and Procedures ......................    15

PART II.    OTHER INFORMATION
-----------------------------

   Item 1.  Legal Proceedings.............................    16

   Item 2.  Unregistered Sales of Equity Securities
            and Use Of Proceeds...........................    16

   Item 6.  Exhibits......................................    17

Signatures................................................    18
----------

Exhibits..................................................19-194
--------

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                        FRANKLIN ELECTRIC CO., INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

(In thousands)                                October 2,  January 3,
                                                2004        2004
                                                ----        ----
ASSETS
Current assets:
  Cash and equivalents....................  $ 61,543      $ 29,962
  Receivables, less allowances of
    $2,033 and $1,949, respectively.......    25,835        29,194
  Inventories.............................    60,201        54,653
  Other current assets (including
    deferred income taxes of $9,777
    and $9,672, respectively).............    13,996        14,232
                                            --------       --------
    Total current assets..................   161,575       128,041
Property, plant and equipment,
  net.....................................    89,451        83,916
Deferred and other assets.................    15,581        13,828
Goodwill..................................    55,927        56,186
                                            --------      --------
Total assets..............................  $322,534      $281,971
                                            ========      ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  1,386      $  1,392
  Accounts payable........................    20,390        15,958
  Accrued expenses........................    34,559        28,051
  Income taxes............................     5,486           -
                                            --------      --------
    Total current liabilities.............    61,821        45,401

Long-term debt............................    14,299        14,960
Deferred income taxes.....................     4,352         4,354
Employee benefit plan obligations.........    18,918        18,697
Other long-term liabilities...............     5,870         5,621
Shareowners' equity:
  Common stock............................     2,201         1,091
  Additional capital......................    52,181        46,917
  Retained earnings.......................   157,358       139,057
  Loan to ESOP Trust......................      (665)         (897)
  Accumulated other comprehensive
    income................................     6,199         6,770
                                            --------      --------
    Total shareowners' equity.............   217,274       192,938
                                            --------      --------

Total liabilities and shareowners' equity.  $322,534      $281,971
                                            ========      ========

       See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(In thousands, except per share amounts)

                                     Third Quarter Ended  Nine Months Ended
                                     -------------------  -----------------
                                      Oct. 2,  Sept. 27,  Oct. 2, Sept. 27,
                                        2004      2003      2004     2003
                                        ----      ----      ----     ----

Net sales.............................$110,336  $99,685  $296,687  $263,303

Cost of sales.........................  74,280   68,827   202,499   183,687
                                       -------  -------  --------  --------

Gross profit..........................  36,056   30,858    94,188    79,616

Selling and administrative expenses...  16,875   15,070    47,856    43,860

Restructuring expense.................   1,724      -       3,676       -
                                       -------  -------   -------   -------

Operating income......................  17,457   15,788    42,656    35,756

Interest expense......................    (163)    (313)     (362)     (975)
Other income, net.....................      70       61        98       448
Foreign exchange income/(loss)........    (109)    (278)     (333)      404
                                       -------   ------   -------  --------

Income before income taxes............  17,255   15,258    42,059    35,633

Income taxes..........................   6,125    4,745    14,930    11,724
                                       -------  -------  --------  --------

Net income............................ $11,130  $10,513  $ 27,129  $ 23,909
                                       =======  =======  ========  ========

Per share data:

  Basic Earnings per Share............ $  0.51  $  0.49  $   1.24  $   1.11
                                       =======  =======  ========  ========

  Diluted Earnings per Share.......... $  0.48  $  0.46  $   1.18  $   1.06
                                       =======  =======  ========  ========


  Dividends per common share.......... $  0.08  $  0.07  $   0.23  $   0.20
                                       =======  =======  ========  ========



            See Notes to Condensed Consolidated Financial Statements.

                           FRANKLIN ELECTRIC CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)                                     Nine Months Ended
                                                   -----------------
                                                October 2,  September 27,
                                                   2004         2003
                                                   ----         ----
Cash flows from operating activities:
  Net income................................   $27,129       $23,909
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization...........    11,654        10,329
    Loss on disposals of plant and
      equipment.............................        96           436
    Changes in assets and liabilities:
      Receivables...........................     3,313        (1,083)
      Inventories...........................    (5,634)       (2,882)
      Accounts payable and other accrued
        expenses............................    18,647         1,992
      Employee benefit plan obligations.....    (3,494)       (3,245)
      Other, net............................       (32)         (915)
                                               -------       -------
Net cash flows from operating activities....    51,679        28,541
                                               -------       -------

Cash flows from investing activities:
  Additions to plant and equipment..........   (15,724)       (8,925)
  Proceeds from sale of plant and
    equipment...............................         8           243
  Additions to deferred assets..............        (9)         (433)
                                               -------       -------
Net cash flows from investing activities....   (15,725)       (9,115)
                                               -------       -------

Cash flows from financing activities:
  Borrowing on long-term debt                      -           6,648
  Repayment of long-term debt...............      (478)      (18,407)
  Borrowing on line of credit
    and short-term borrowings...............       -          11,000
  Repayment of line of credit
    and short-term borrowings...............       -         (11,024)
  Proceeds from issuance of common stock....     3,739         3,282
  Purchases of common stock.................    (3,091)       (9,782)
  Reduction of loan to ESOP Trust...........       232           233
  Dividends paid............................    (5,054)       (4,420)
                                               -------       -------
Net cash flows from financing activities....    (4,652)      (22,470)
                                                ------       -------

Effect of exchange rate changes on cash.....       279           975
                                               -------       -------
Net change in cash and equivalents..........    31,581        (2,069)
Cash and equivalents at beginning of period.    29,962        20,133
                                               -------       -------
Cash and equivalents at end of period.......   $61,543       $18,064
                                               =======       =======
          See Notes to Condensed Consolidated Financial Statements.

                       FRANKLIN ELECTRIC CO., INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all accounting entries and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Prior year amounts are reclassified when necessary to conform to current year presentation. Operating results for the third quarter and nine months ended October 2, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2005. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended January 3, 2004.


Note 2:  Inventories
--------------------

Inventories consist of the following:

(In millions)                               October 2,    January 3,
                                               2004         2004
                                               ----         ----
Raw Materials........................        $ 22.5       $ 17.7
Work in Process......................           7.5          6.6
Finished Goods.......................          43.0         40.7
LIFO Reserve.........................         (12.8)       (10.4)
                                             ------       ------
Total Inventory......................        $ 60.2       $ 54.6
                                             ======       ======


Note 3:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment, at cost, consists of the following:
(In millions)                               October 2,   January 3,
                                               2004        2004
                                               ----        ----
Land and Building....................       $  49.8     $  44.6
Machinery and Equipment..............         156.7       147.3
                                            -------     -------
                                              206.5       191.9
Allowance for Depreciation...........        (117.0)     (108.0)
                                            -------     -------
                                            $  89.5     $  83.9
                                            =======     =======

Note 4:  Goodwill and Other Intangible Assets
---------------------------------------------

Pursuant to the adoption of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" in December 2001, the Company accounts for business combinations using the purchase method and accounts for goodwill using an impairment-only approach. During the fourth quarter of 2003, the Company performed its annual impartment testing required by SFAS No.
142.  No impairment loss was required to be recognized.

Information regarding the Company's other intangible assets which are included in deferred and other assets, and goodwill follows:

                                        October 2,  January 3,
(In millions)                              2004        2004
                                           ----        ----
Amortized intangibles
  Patents.............................    $ 3.5      $ 3.5
  Supply agreements...................     10.1       10.2
  Other...............................      1.6        1.6
  Accumulated amortization............     (8.4)      (6.8)
                                          -----      -----
    Total.............................    $ 6.8      $ 8.5
                                          =====      =====
Goodwill..............................    $55.9      $56.2
                                          =====      =====

Amortization expense related to intangible assets for the nine months ended October 2, 2004 and September 27, 2003, was $1.7 and $1.5 million respectively.


Note 5:  Employee Benefits
--------------------------

The following table sets forth aggregated net domestic periodic benefit cost:
-----------------------------------------------------------------------------
(In millions)
                            Pension Benefits         Pension Benefits
                           Third Quarter Ended       Nine Months Ended
                             Oct. 2,  Sept. 27,      Oct. 2,  Sept. 27,
                              2004      2003          2004      2003
                              ----      ----          ----      ----
Service cost.............     $0.9      $0.9          $2.7      $2.6
Interest cost............      1.9       1.9           5.6       5.7
Expected return
 on assets...............     (2.7)     (2.6)         (8.1)     (7.9)
Amortization of
 unrecognized:
  obligation/(asset).....       -         -             -         -
  Prior service cost.....      0.4       0.4           1.1       1.1
  Loss/(Gain)............       -       (0.1)           -       (0.2)
                              ----      ----          ----      ----
Net periodic
 benefit cost............      0.5       0.5           1.3       1.3
Settlement cost..........      0.1       0.1            .2       0.2
                              ----      ----          ----      ----
Total benefit cost.......     $0.6      $0.6          $1.5      $1.5
                              ====      ====          ====      ====

                             Other Benefits           Other Benefits
                           Third Quarter Ended       Nine Months Ended
                             Oct. 2,  Sept. 27,      Oct. 2,  Sept. 27,
                              2004       2003         2004      2003
                              ----       ----         ----      ----
Service cost.............     $0.1      $0.1          $0.3      $0.2
Interest cost............      0.2       0.2           0.7       0.6
Expected return
 on assets...............       -         -             -         -
Amortization of
 unrecognized:
  obligation/(asset).....      0.1       0.1           0.3       0.4
  Prior service cost.....       -         -            0.1        -
  Loss/(Gain)............      0.1        -            0.1       0.1
                             -----     -----          ----      ----
Net periodic
 benefit cost............      0.5       0.4          $1.5      $1.3
Settlement cost..........       -         -             -         -
                             -----     -----          ----      ----
Total benefit cost.......    $ 0.5     $ 0.4          $1.5      $1.3
                             =====     =====          ====      ====
------------------------------------------------------------------------------

The Company previously disclosed in its financial statements for the year ended January 3, 2004, that it expected to contribute $2.5 million in 2004.
As of October 2, 2004 the Company has contributed $6.1 million which includes a $4.0 million voluntary contribution to one of its defined benefit plans.
The Company estimates total contributions of $0.4 million for the remainder of 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the "Act") was signed into law. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible retirees with a range of options for complying with the new government-sponsored program to potentially reduce program cost.

Pursuant to guidance from the FASB under FSP FAS 106-2, the Company chose to defer recognition of the potential effects of the Act until the impact could be properly measured. After reviewing the Act the Company determined that there was no direct impact to its post retirement medical plan. However, to assist retirees in maintaining their current standard of living, the Company increased its post-65 benefit payment to retirees. The Act did impact the final benefit amount that would be granted in 2006 and thereafter. Accumulated Postretirement Benefit Obligation for this benefit change increased $2.4 million and annual net periodic postretirement benefit cost increased $0.3 million.


Note 6:  Tax Rates
------------------

The effective tax rate on income before income taxes in 2004 and 2003 varies from the United States statutory rate of 35 percent primarily due to the foreign income exclusion and R & D credits and to the effects of state and foreign income taxes net of federal tax benefits.

Note 7:  Shareowners' Equity
----------------------------

The Company had 22,011,432 shares of common stock (45,000,000 shares authorized, $.10 par value) outstanding as of October 2, 2004.

For year to date 2004, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company repurchased a total of 102,800 shares for $3.1 million. All repurchased shares were retired.

During the second quarter, under terms of a Company stock option plan, an officer of the Company delivered 21,312 shares ($0.7 million) of Company common stock as consideration for stock issued upon the exercise of stock options. The shares delivered to the Company were subsequently retired.


Note 8:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:

(In millions, except                Third Quarter Ended  Nine Months Ended
                                    -------------------  -----------------
per share amounts)                    Oct. 2, Sept. 27,   Oct. 2, Sept. 27,
                                       2004     2003       2004      2003
                                       ----     ----       ----      ----

  Numerator:
    Net Income.....................   $11.1    $10.5      $27.1    $23.9
                                      =====    =====      =====    =====

  Denominator:

   Basic
   -----
    Weighted average common
      shares.......................    22.0     21.6       22.0     21.6

   Diluted
   -------
    Effect of dilutive securities:

      Employee and director incentive
        stock options and awards...     1.1      1.1        1.0      1.0
                                      -----    -----      -----    -----

    Adjusted weighted average
      common shares................    23.1     22.7       23.0     22.6
                                      =====    =====      =====    =====

  Basic earnings per share.........   $0.51    $0.49      $1.24    $1.11
                                      =====    =====      =====    =====

  Diluted earnings per share.......   $0.48    $0.46      $1.18    $1.06
                                      =====    =====      =====    =====

Note 9:  Other Comprehensive Income
-----------------------------------

Comprehensive income is as follows:

(In millions)                      Third Quarter Ended   Nine Months Ended
                                   -------------------   -----------------
                                     Oct. 2, Sept. 27,    Oct. 2, Sept. 27,
                                      2004     2003        2004      2003
                                      ----     ----        ----      ----
Net income.........................   $11.1    $10.5       $27.1     $23.9
Other comprehensive loss:
  Foreign currency translation
   adjustments.....................     0.4       .4        (0.6)      4.4
                                      -----    -----       -----     -----
Comprehensive income, net of tax...   $11.5    $10.9       $26.5     $28.3
                                      =====    =====       =====     =====

Accumulated other comprehensive income consists of the following:

(In millions)                                 October 2,    January 3,
                                                 2004         2004
                                                 ----         ----
Cumulative translation adjustment...........    $ 8.1        $ 8.7
Minimum pension liability adjustment,
  net of tax................................     (1.9)        (1.9)
                                                -----        -----
                                                $ 6.2        $ 6.8
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

Below is a table that shows the activity in the warranty accrual accounts:

(In millions)                      Third Quarter Ended   Nine Months Ended
                                   -------------------   -----------------
                                    Oct. 2,  Sept. 27,   Oct. 2, Sept. 27,
                                      2004     2003        2004      2003
                                      ----     ----        ----      ----
Beginning Balance..................  $ 5.8    $ 5.5       $ 5.4     $ 5.3
Accruals related to
  product warranties...............    1.2      1.2         3.6       3.3
Reductions for Payments made.......   (1.0)    (1.1)       (3.0)     (3.0)
                                     -----    -----       -----     -----
Ending Balance.....................  $ 6.0    $ 5.6       $ 6.0     $ 5.6
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

(In millions, except             Third Quarter Ended   Nine Months Ended
                                 -------------------   -----------------
per share amounts)                Oct. 2, Sept. 27,    Oct. 2, Sept. 27,
                                    2004     2003        2004     2003
                                    ----     ----        ----     ----
Net income ......................  $11.1     $10.5      $27.1     $23.9
Deduct: Stock-based
 employee compensation
 cost, net  of income tax........    0.4       0.4        1.1       1.2
                                   -----     -----      -----     -----
Pro forma net income ............  $10.7     $10.1      $26.0     $22.7
                                   =====     =====      =====     =====
Earnings per share:
Basic - as reported..............  $ .51     $ .49      $1.24     $1.11
Basic - pro forma................  $ .49     $ .47      $1.19     $1.05
Diluted - as reported............  $ .48     $ .46      $1.18     $1.06
Diluted - pro forma..............  $ .46     $ .45      $1.13     $1.00


Note 12:  Restructuring
-----------------------

The Company incurred $1.7 million of expenses during the third quarter of 2004 (included in "Restructuring Expense" on the income statement) related to its global manufacturing realignment program. The costs in the third quarter were primarily severance, training, equipment transfers, travel, and employee relocations related to the consolidation of the Company's Motta di Livenza, Italy factory into other European factories and to the Fueling Systems consolidation. The Company will incur additional severance expenses throughout 2004 as well as costs to transfer equipment, train employees and other related expenses during 2004 and 2005. The global manufacturing realignment program is estimated to cost in total $10.0 million and is expected to be substantially complete by the end of 2005.

The components and use of the restructuring reserve is summarized below:
(In millions)
                                      Severance
                                      Benefits:   Other:
          Balance January 3, 2004       $0.0       $0.0
          Restructuring Expense          2.0        1.7
          Costs Incurred                (0.9)      (1.7)
                                        ----       ----
          Balance October 2, 2004       $1.1       $0.0
                                        ====       ====

Note 13:  Subsequent Events
---------------------------

On October 3, 2004, the Company completed the acquisition of certain assets of JBD, Inc., the former Jacuzzi brand pump company, based in Little Rock, Arkansas. The assets acquired comprise the pump product line and include all of the assets necessary to manufacture pumps. The pump product line will enhance the Company's core global water well system products which already include submersible electric motors, drives and controls. The acquisition was funded primarily from cash on hand and will be accounted for by the purchase method of accounting.


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Overview
--------

Sales and earnings for the third quarter of 2004 were up from the same quarter of 2003. The increase in sales was primarily due to volume increases across North American and International markets for water systems and petroleum products, while the North American industrial motor market continues to be flat. However, some of the strength in sales in North America water systems came from our original equipment manufacturer customers buying ahead of an announced price increase which was precipitated by increases in the cost of our raw materials, particularly steel and copper. Earnings improved in the third quarter of 2004 primarily due to the increased sales. Increased earnings were partially offset by increased commodity prices and costs associated with the Company's global manufacturing realignment program. Included in the results for the third quarter of 2004 are restructuring expenses of $1.7 million pre-tax.

Results of Operations
---------------------

Sales for the third quarter of 2004 were $110.3 million, an increase of $10.6 million or 11 percent compared to sales of $99.7 million for the same period a year ago. Foreign currencies, particularly the euro, strengthened relative to the U.S. dollar since the third quarter of 2003. The impact of this change in exchange rates was a $2.2 million increase in the Company's reported third quarter 2004 sales. Excluding the impact of changes in foreign currencies, net sales increased $8.6 million or 9 percent. The sales increase of $8.6 million relates primarily to increased sales of small and large submersible motor products, including electronic drives and controls to North American customers of about $7.2 million and higher demand by European customers of about $1.1 million (when comparing both quarters at the current year exchange rate). Sales of fueling systems motors and related products increased about $0.5 million during the third quarter of 2004 compared to the third quarter of 2003. Sales of fueling systems motors and related products have increased primarily due to increased demand from service station equipment suppliers for submersible motors and monitoring equipment. For the nine months of 2004, sales were $296.7 million, an increase of 13 percent compared to 2003 sales of $263.3 million. Sales increased by $33.4 million of which foreign currencies accounted for $7.5 million due primarily to the stronger euro and Rand. Excluding the impact of the change in exchange rates, the Company's sales, for the nine month period were up about 10 percent due to strong demand in North

America and Europa for water systems products and continued growth of fueling systems products.

Cost of sales as a percent of net sales for the third quarter of 2004 was 67.3 percent, a decrease from 69.0 percent for the same period in 2003, primarily as a result of increased sales. Cost of sales as a percent of net sales for the year to date 2004 was 68.3 percent, a decrease from 69.8 percent for the same period in 2003, primarily as a result of increased sales. The decrease was partially offset by increased costs for certain commodities, used in the manufacture of the electric motors primarily steel and copper.

Selling and administrative ("SG&A") expense as a percent of net sales for the third quarter of 2004 was 15.3 percent compared to 15.1 percent for the same period in 2003. SG&A expense as a percent of net sales for the first nine months of 2004 was 16.1 percent compared to 16.7 percent for the first nine months of 2003. The increase of SG&A expense of $4.0 million in the first nine months of 2004 from the same period for 2003 was partially due to the effect of changes in the foreign exchange rate, $0.8 million. The Company also has incurred additional SG&A costs related to the continued growth of new electronic products related to submersible motors, about $0.3 million. Other additional SG&A costs include higher commissions related to the increased sales, approximately $0.4 million, general insurance costs of about $0.4 million and costs of internal control compliance procedures associated with the Sarbanes-Oxley Act, about $0.3 million. The Company further incurred expenses of about $0.5 million related to the announced change in distribution channels.

Restructuring expenses of $1.7 million pre-tax were incurred in the third quarter. The expenses during the third quarter of 2004 (included in "Restructuring Expense" on the income statement) related to the global manufacturing realignment program. The costs in the third quarter were primarily severance, training, equipment transfers, travel, and employee relocations. The Company has completed the consolidation of FE Petro, EBW and APT operations into a new state-of-the-art manufacturing and distribution facility in Madison, Wisconsin has been completed. With the ramp-up of our Linares, Mexico facility and the recently announced consolidation of our Motta di Livenza, Italy factory into our other European factories, the Company will incur additional severance expenses throughout 2004 as well as costs to transfer equipment, train employees and other related expenses during 2004 and 2005. The operations performed in these closed facilities will be relocated to other Company facilities and consolidated. The global manufacturing realignment program is estimated to cost in total $10.0 million and is expected to be substantially complete by the end of 2005.

Interest expense for the third quarter of 2004 of $0.2 million is $0.1 million less than the prior year quarter and for the nine months of 2004 of $0.4 million is $0.6 million less than the prior year, due primarily to lower outstanding debt.

Foreign currency-based transactions produced a loss for the third quarter of 2004 of $0.1 million compared to a loss of $0.3 million for the prior year. The foreign currency-based transactions loss was due primarily to changes in the euro relative to the U.S. dollar.

The provision for income taxes for the third quarter of 2004 is $6.1 million. The effective tax rate for the third quarter of 2004 was 35.5 percent an increase from the full year 2003 rate of 32.8 percent. The lower rate for 2003 was primarily the result of prior years' tax credits realized in 2003. The tax credits resulted from tax planning activities performed in 2002 and 2003 in the areas of foreign income exclusion and R&D credits. The effective tax rate differs from the United States statutory rate of 35 percent, due to the foreign income exclusion and R&D credits and to the effects of state and foreign income taxes, net of federal tax benefits.

Net income for the third quarter of 2004 was $11.1 million, or $.48 per diluted share, a 6 percent increase compared to net income of $10.5 million, or $.46 per diluted share, for the same period a year ago. Year to date 2004 net income was $27.1 million, or $1.18 per diluted share, a 13 percent increase compared to year to date 2003 net income of $23.9 million, or $1.06 per diluted share.

Capital Resources and Liquidity
-------------------------------

Operating activities contributed approximately $51.7 million of cash during the first nine months of 2004 compared to cash contributed for the same period a year ago of $28.5 million. Working capital changes included increases in inventories in conjunction with our global manufacturing realignment program and increases in accounts payables and other accrued expenses due to accruals for income taxes and severance, and timing of payments.

The primary uses of cash for investing activities for the first quarters of 2004 and 2003 were additions to property, plant and equipment of $15.7 million and $8.9 million, respectively. Additions during 2004 were primarily related to the building additions included in the global manufacturing realignment program.

Net cash flows used in financing activities during 2004 and 2003 were $4.7 million and $22.5 million, respectively. The principal uses of cash during 2004 and 2003 were for purchases of Company common stock under the Company's repurchase program and the payment of dividends. In 2003 the company had an $18.4 million repayment of long-term debt.

Cash and equivalents at the end of the three quarters of 2004 and 2003 were $61.5 million and $18.1 million, respectively.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----
Any forward-looking statements contained herein involve risks and uncertainties, including, but not limited to, general economic and currency conditions, various conditions specific to the Company's business and industry, market demand, competitive factors, supply constraints, technology factors, litigation, government and regulatory actions, the Company's accounting policies, future trends, customer response to new distribution strategy, and other risks which are described in detail in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004. These risks and uncertainties may cause actual results to differ materially from those indicated by the forward-looking statements.

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

Item 4.  Controls and Procedures
--------------------------------
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

During the last fiscal quarter there have been no significant changes in the Company's internal controls or in other factors that have materially affected or that are reasonably likely to materially affect the Company's internal control over financial reporting.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

In July-August 2004, Franklin informed its original equipment manufacturer ("OEM") submersible motor customers that it intended to change its pricing and warranty programs for submersible motors, controls, accessories and parts. In addition, on August 27, 2004, Franklin issued a press release announcing that it intended to begin selling its submersible motor products directly to water systems distributors in North America, in addition to its existing OEM customers.

In response to these announcements, on August 27, 2004, ITT Water Technology, Inc. ("ITT") filed suit against Franklin in the U.S. District Court for the Eastern District of Texas. ITT filed an amended complaint in the same court on October 25, 2004. ITT's amended complaint alleges that, for 4-inch submersible motors, the announced changes to Franklin's pricing and warranty programs and the changes to its submersible motor distribution strategy breach contracts between ITT and Franklin and violate state and federal unfair competition and antitrust laws. In addition, the ITT suit alleges that certain Franklin motor product line acquisitions over the seven year period ending in 1998, violated Section 7 of the Clayton Act and it also asserts certain common law claims. The ITT suit seeks damages and injunctive relief. The Company denies ITT's allegations in their entirety, and, if a settlement cannot be reached, the Company is prepared to vigorously defend the lawsuit. In the opinion of management, after discussion with counsel, this suit can be successfully defended or resolved without a material adverse effect on the Company's financial position and results of operation.

On September 30, 2004, Pentair Pump Group, Inc. and Sta-Rite Industries, LLC ("Pentair") filed suit in the U.S. District Court for the Northern District of Ohio alleging that Franklin's changes to its pricing and warranty programs and the changes to its submersible motor distribution strategies breached contracts between Franklin and Pentair and violated state and federal unfair competition and antitrust laws. Like ITT's complaint, Pentair's complaint also alleges that certain Franklin motor acquisitions violated Section 7 of the Clayton Act, and it asserted several common law claims. Pentair's suit seeks damages and injunctive relief. On November 1, the Company issued a press release announcing that the suit had been settled. Under the terms of the settlement, Pentair will continue to purchase from Franklin the majority of their 4-inch submersible electric motor requirements in the United States and Canada in the 1/3 through 2hp size ratings through December 31, 2006.
Franklin has agreed, for this same time period, to continue supplying such products to Pentair under the terms of previous arrangements as amended between the parties. The settlement agreement contains no limitation on the sale of any other Franklin products to distributors, including assembled pump motor units sold through its newly acquired Franklin Pump Systems business unit. The pending litigation has been dismissed with prejudice in accordance with the terms of the settlement agreement.

Item 6.  Exhibits
-----------------


Exhibit
Number                        Description
------                        -----------


    10.11 $80,000,000 Credit Agreement dated as of September 9, 2004 between the Company and Bank One, N.A., as Administrative Agent

    10.12 Amended and Restated Note Purchase and Private Shelf Agreement dated as of September 9, 2004 between the Company and the Prudential Insurance Company of America.

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



                                         FRANKLIN ELECTRIC CO., INC.
                                         ---------------------------
                                                 Registrant




Date November 8, 2004            By  /s/ R. Scott Trumbull
     ----------------               ----------------------
                                    R. Scott Trumbull, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date November 8, 2004            By  /s/ Gregg C. Sengstack
     ----------------               -----------------------
                                    Gregg C. Sengstack, Senior Vice
                                    President, Chief Financial
                                    Officer and Secretary (Principal
                                    Financial and Accounting Officer)

                                                                 EXHIBIT 10.11
                                                                 -------------

                                                                EXECUTION COPY



                              CREDIT AGREEMENT


                                 dated as of


                              September 9, 2004


                                    among


                        FRANKLIN ELECTRIC CO., INC.,



                          The Lenders Party Hereto


                                     and


                                BANK ONE, NA,
                           as Administrative Agent

                         ---------------------------

                         J.P. MORGAN SECURITIES INC.,
                  as Sole Bookrunner and Sole Lead Arranger

                              TABLE OF CONTENTS
                                                                  Page
                                                                  ----

                                  ARTICLE I

                                 Definitions
                                 -----------

SECTION 1.01    Defined Terms..................................     1
SECTION 1.02    Classification of Loans and Borrowings.........    15
SECTION 1.03    Terms Generally................................    15
SECTION 1.04    Accounting Terms; GAAP.........................    16

                                  ARTICLE II

                                  The Credits
                                  -----------

SECTION 2.01   Commitments.....................................    16
SECTION 2.01A  Determination of Dollar Amounts;
               Required Payments...............................    16
SECTION 2.02   Loans and Borrowings............................    17
SECTION 2.03   Requests for Revolving Borrowings...............    17
SECTION 2.04   [Reserved]......................................    18
SECTION 2.05   Swingline Loans.................................    18
SECTION 2.06   Letters of Credit...............................    19
SECTION 2.07   Funding of Borrowings...........................    22
SECTION 2.08   Interest Elections..............................    23
SECTION 2.09   Termination and Reduction of Commitments........    24
SECTION 2.10   Repayment of Loans; Evidence of Debt............    25
SECTION 2.11   Prepayment of Loans.............................    25
SECTION 2.12   Fees............................................    26
SECTION 2.13   Interest........................................    27
SECTION 2.14   Alternate Rate of Interest......................    27
SECTION 2.15   Increased Costs.................................    28
SECTION 2.16   Break Funding Payments..........................    29
SECTION 2.17   Taxes...........................................    29
SECTION 2.18   Payments Generally; Pro Rata Treatment;
               Sharing of Set-offs.............................    30
SECTION 2.19   Mitigation Obligations; Replacement of Lenders..    32
SECTION 2.20   Market Disruption...............................    32
SECTION 2.21   Judgment Currency...............................    33

                                  ARTICLE III

                        Representations and Warranties
                        ------------------------------

SECTION 3.01  Organization; Powers.............................    33
SECTION 3.02  Authorization; Enforceability....................    34
SECTION 3.03  Governmental Approvals; No Conflicts.............    34
SECTION 3.04  Financial Condition; No Material Adverse Change..    34
SECTION 3.05  Properties..... .................................    34

SECTION 3.06   Litigation and Environmental Matters............    34
SECTION 3.07   Compliance with Laws and Agreements.............    35
SECTION 3.08   Investment and Holding Company Status...........    35
SECTION 3.09   Taxes...........................................    35
SECTION 3.10   ERISA...........................................    35
SECTION 3.11   Capital Stock...................................    35
SECTION 3.12   Use of Proceeds.................................    35
SECTION 3.13   Insolvency......................................    36
SECTION 3.14   Insurance.......................................    36
SECTION 3.15   Partnerships and Joint Ventures.................    36
SECTION 3.16   Subsidiaries....................................    36
SECTION 3.17   Debt............................................    36
SECTION 3.18   Disclosure......................................    36

                                  ARTICLE IV

                                  Conditions
                                  ----------

SECTION 4.01   Effective Date..................................    37
SECTION 4.02   Each Credit Event...............................    38

                                  ARTICLE V

                            Affirmative Covenants
                            ---------------------

SECTION 5.01   Financial Statements; Other Information.........    38
SECTION 5.02   Notices of Material Events    ..................    39
SECTION 5.03   Existence; Conduct of Business .................    39
SECTION 5.04   Payment of Obligations .........................    40
SECTION 5.05   Maintenance of Properties; Insurance............    40
SECTION 5.06   Books and Records; Inspection Rights............    40
SECTION 5.07   Compliance with Laws............................    40
SECTION 5.08   Leverage Ratio..................................    40
SECTION 5.09   Interest Coverage Ratio.........................    40
SECTION 5.10   Environmental Matters...........................    40
SECTION 5.11   Most Favored Lender Status......................    41

                                  ARTICLE VI

                              Negative Covenants
                              ------------------

SECTION 6.01   Loans or Advances...............................    41
SECTION 6.02   Investments.....................................    41
SECTION 6.03   Liens...........................................    42
SECTION 6.04   Consolidations, Mergers and Sales
               of Assets.......................................    42
SECTION 6.05   Use of Proceeds.................................    43
SECTION 6.06   Change in Fiscal Year...........................    43
SECTION 6.07   Dissolution.....................................    43
SECTION 6.08   Sale or Discount of Receivables.................    43

SECTION 6.09   Acquisitions....................................    43
SECTION 6.10   Transactions with Affiliates....................    43
SECTION 6.11   Restricted Payments.............................    44
SECTION 6.12   Limitation on Debt..............................    44
SECTION 6.13   No Restrictions on Subsidiary Dividends.........    44
SECTION 6.14   Sale of Stock and Debt of Subsidiaries..........    44


                                  ARTICLE VII

                                Events of Default
                                -----------------

SECTION 7.01   Events of Default...............................    44


                                 ARTICLE VIII

                          The Administrative Agent
                          ------------------------


SECTION 8.01   The Administrative Agent........................    46


                                  ARTICLE IX

                                 Miscellaneous
                                 -------------


SECTION 9.01   Notices.........................................    48
SECTION 9.02   Waivers; Amendments.............................    49
SECTION 9.03   Expenses; Indemnity; Damage Waiver..............    50
SECTION 9.04   Successors and Assigns..........................    51
SECTION 9.05   Survival........................................    53
SECTION 9.06   Counterparts; Integration;  Effectiveness.......    53
SECTION 9.07   Severability....................................    54
SECTION 9.08   Right of Setoff.................................    54
SECTION 9.09   Governing Law; Jurisdiction; Consent to
               Service of Process..............................    54
SECTION 9.10   WAIVER OF JURY TRIAL............................    54
SECTION 9.11   Headings........................................    55
SECTION 9.12   Confidentiality ................................    55
SECTION 9.13   Interest Rate Limitatio.........................    55
SECTION 9.14   USA PATRIOT Act ................................    56

SCHEDULES:
----------

Pricing Schedule
Schedule 2.01 - Commitments
Schedule 2.18 - Eurocurrency Payment Offices
Schedule 3.06 -- Disclosed Matters
Schedule 3.15 -- Existing Partnerships and Joint Ventures
Schedule 3.16 - Existing Subsidiaries



EXHIBITS:
---------

Exhibit A -- Form of Assignment and Assumption
Exhibit B -- Form of Opinion of Borrower's Counsel

            CREDIT AGREEMENT dated as of September 9, 2004, among FRANKLIN ELECTRIC CO., INC., an Indiana corporation, the LENDERS party hereto, and BANK ONE, NA, as Administrative Agent.

            The parties hereto agree as follows:




                                  ARTICLE I
                             Definitions
                             -----------
            SECTION 1.01 DEFINED TERMS. As used in this Agreement, the following terms have the meanings specified below:

            "ABR", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Alternate Base Rate.

            "ABR BORROWING" means a Borrowing which, except as otherwise provided in Section 2.13(c), bears interest at the Alternate Base Rate.

            "ABR LOAN" means a Loan which, except as otherwise provided in
Section 2.13(c), bears interest at the Alternate Base Rate.

            "ACQUISITION" means any transaction pursuant to which the Borrower or any of its Subsidiaries, directly or indirectly, in its own name or by or through a nominee or an agent (a) acquires equity Securities (or warrants, options or other rights to acquire such Securities) of any Person other than the Borrower or any Person which is not then (before giving effect to such transaction) a Subsidiary of the Borrower, pursuant to a solicitation of tenders therefor, or in one or more negotiated block, market or other transactions not involving a tender offer or a combination of any of the foregoing or (b) makes any Person a Subsidiary of the Borrower or causes any Person to be merged into the Borrower or any of its Subsidiaries in any case pursuant to a merger, purchase of assets or any reorganization providing for the delivery or issuance to the holders of such Person's then outstanding Securities, in exchange for such Securities, of cash or Securities of the Borrower or any of its Subsidiaries, or a combination thereof or (c) purchases all or substantially all of the business or assets of any Person.

            "ADMINISTRATIVE AGENT" means Bank One, NA, in its capacity as administrative agent for the Lenders hereunder.

            "ADMINISTRATIVE QUESTIONNAIRE" means an Administrative Questionnaire in a form supplied by the Administrative Agent.

            "AFFILIATE" means, with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.

            "AGREED CURRENCIES" means (i) Dollars, (ii) so long as such currencies remain Eligible Currencies, European Union Euros, Japanese Yen, Australian Dollars and (iii) any other Eligible Currency which the Borrower requests the Administrative Agent to include as an Agreed Currency hereunder and which is acceptable to all of the Lenders. For the purposes of this definition, each of the specific currencies referred to in clause (ii), above, shall mean and be deemed to refer to the lawful currency of the jurisdiction referred to in connection with such currency, e.g., "Australian Dollars" means the lawful currency of Australia.

            "ALTERNATE BASE RATE" means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. Any change in the Alternate Base Rate due to a change in the Prime Rate or the Federal Funds Effective Rate shall be effective from and including the effective date of such change in the Prime Rate or the Federal Funds Effective Rate, respectively.

            "ANTI-TERRORISM ORDER" means Executive Order No. 13,224, 66 Fed. Reg. 49,079 (2001) issued by the President of the United States (Executive Order Blocking Property and Prohibiting Transactions with Persons Who Commit, Threaten to Commit, or Support Terrorism).

            "APPLICABLE FEE RATE" means, at any time, the percentage rate per annum at which Facility Fees are accruing on the aggregate Commitments (without regard to usage) at such time as set forth in the Pricing Schedule.

            "APPLICABLE MARGIN" means, at any time, the percentage rate per annum which is applicable at such time with respect to Eurocurrency Loans as set forth in the Pricing Schedule.

            "APPLICABLE PERCENTAGE" means, with respect to any Lender, the percentage of the total Commitments represented by such Lender's Commitment. If the Commitments have terminated or expired, the Applicable Percentages shall be determined based upon the Commitments most recently in effect, giving effect to any assignments.

            "APPROVED FUND" has the meaning assigned to such term in Section
9.04.

            "APPROXIMATE EQUIVALENT AMOUNT" of any currency with respect to any amount of Dollars shall mean the Equivalent Amount of such currency with respect to such amount of Dollars on or as of such date, rounded up to the nearest amount of such currency as determined by the Administrative Agent from time to time.

            "ASSIGNMENT AND ASSUMPTION" means an assignment and assumption entered into by a Lender and an assignee (with the consent of any party whose consent is required by Section 9.04), and accepted by the Administrative Agent, in the form of Exhibit A or any other form approved by the Administrative Agent.

            "AVAILABILITY PERIOD" means the period from and including the Effective Date to but excluding the earlier of the Maturity Date and the date of termination of the Commitments.

            "BOARD" means the Board of Governors of the Federal Reserve System of the United States of America.

            "BORROWER" means Franklin Electric Co., Inc., an Indiana corporation.

            "BORROWING" means (a) Revolving Loans of the same Type, made, converted or continued on the same date and, in the case of Eurocurrency Revolving Loans, as to which a single Interest Period is in effect, or (b) a Swingline Loan.

            "BORROWING REQUEST" means a request by the Borrower for a Revolving Borrowing in accordance with Section 2.03.

            "BUSINESS DAY" means (i) with respect to any borrowing, payment or rate selection of Eurocurrency Advances, a day (other than a Saturday or Sunday) on which banks generally are open in Chicago and New York for the conduct of substantially all of their commercial lending activities, interbank wire transfers can be made on the Fedwire system and dealings in Dollars and the other Agreed Currencies are carried on in the London interbank market (and, if the Advances which are the subject of such borrowing, payment or rate selection are denominated in Euro, a day upon which such clearing system as is determined by the Administrative Agent to be suitable for clearing or settlement of the Euro is open for business), and (ii) for all other purposes, a day (other than a Saturday or Sunday) on which banks generally are open in Chicago for the conduct of substantially all of their commercial lending activities and interbank wire transfers can be made on the Fedwire system.

            "CAPITALIZED LEASE OBLIGATIONS" of a Person means the amount of the obligations of such Person under Capital Leases which would be shown as a liability on a balance sheet of such Person, prepared in accordance with GAAP.

            "CAPITAL LEASE" means at any date any lease of Property which in accordance with GAAP would be required to be capitalized on a balance sheet of the lessee.

            "CAPITAL STOCK" means any nonredeemable capital stock of the Borrower or any Consolidated Subsidiary (to the extent issued to a Person other than the Borrower), whether common or preferred.

            "CERCLA" means the Comprehensive Environmental Response Compensation and Liability Act, 42 U.S.C. 9601 et seq. and its implementing regulations and amendments.

            "CERCLIS" means the Comprehensive Environmental Response Compensation and Liability Information System established pursuant to CERCLA.

            "CHANGE IN CONTROL" means (a) the acquisition of ownership, directly or indirectly, beneficially or of record, by any Person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on the date hereof) of Equity Interests representing 35% or more of the aggregate ordinary voting power represented by the issued and outstanding Equity Interests of the Borrower; (b) occupation of a majority of the seats (other than vacant seats) on the board of directors of the Borrower by Persons who were neither (i) nominated by the board of directors of the Borrower nor (ii) appointed by directors so nominated; or (c) the acquisition of direct or indirect Control of the Borrower by any Person or group.

            "CHANGE IN LAW" means (a) the adoption of any law, rule or regulation after the date of this Agreement, (b) any change in any law, rule or regulation or in the interpretation or application thereof by any Governmental Authority after the date of this Agreement or (c) compliance by any Lender (or, for purposes of Section 2.15(b), by any lending office of such Lender or by such Lender's or the Issuing Bank's holding company, if any) with any request, guideline or directive (whether or not having the force of law) of any Governmental Authority made or issued after the date of this Agreement.

            "CLASS", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are Revolving Loans or Swingline Loans.

            "CODE" means the Internal Revenue Code of 1986, as amended from time to time, or any successor Federal tax code. Any reference to any provision of the Code shall also be deemed to be a reference to any successor provision or provisions thereof.

            "COMMITMENT" means, with respect to each Lender, the commitment of such Lender to make Revolving Loans and to acquire participations in Letters of Credit and Swingline Loans hereunder, expressed as an amount representing the maximum aggregate amount of such Lender's Revolving Credit Exposure hereunder, as such commitment may be (a) reduced from time to time pursuant to
Section 2.09 and (b) reduced or increased from time to time pursuant to assignments by or to such Lender pursuant to Section 9.04. The initial amount of each Lender's Commitment is set forth on Schedule 2.01, or in the Assignment and Assumption pursuant to which such Lender shall have assumed its Commitment, as applicable. The initial aggregate amount of the Lenders' Commitments is $80,000,000.00.

            "COMPUTATION DATE" is defined in Section 2.01A.

            "CONSOLIDATED EBIT" for any period means the sum of (i) Consolidated Net Income for such period, (ii) Consolidated Interest Expense for such period and (iii) taxes on income of the Borrower and its Consolidated Subsidiaries for such period to the extent deducted in determining Consolidated Net Income for such period.

            "CONSOLIDATED EBITDA" for any period means the sum of (i) Consolidated EBIT for such period, (ii) Depreciation for such period, (iii) amortization of intangible assets of the Borrower and its Consolidated Subsidiaries for such period, and (iv) extraordinary or other non-operating losses for such period, MINUS extraordinary or other non-operating gains for such period, all determined in accordance with GAAP. In determining Consolidated EBITDA for any period, (a) any Consolidated Subsidiary acquired during such period by the Borrower or any other Consolidated Subsidiary shall be included on a pro forma, historical basis as if it had been a Consolidated Subsidiary during such entire period and (b) any amounts which would be included in a determination of Consolidated EBITDA for such period with respect to assets acquired during such period by the Borrower or any Consolidated Subsidiary shall be included in the determination of Consolidated EBITDA for such period and the amount thereof shall be calculated on a pro forma, historical basis as if such assets had been acquired by the Borrower or such Consolidated Subsidiary prior to the first day of such period.

            "CONSOLIDATED INTEREST EXPENSE" for any period means interest expense, whether expensed or capitalized, in respect of Debt of the Borrower or any of its Consolidated Subsidiaries outstanding during such period, determined on a consolidated basis for such period in accordance with GAAP.

            "CONSOLIDATED NET INCOME" means, for any period, the net income, after taxes, of the Borrower and its Consolidated Subsidiaries determined on a consolidated basis for such period in accordance with GAAP, but excluding extraordinary and other non-recurring items.

            "CONSOLIDATED NET WORTH" means the sum of (i) the par value (or value stated on the books of the Borrower) of the capital stock of all classes of the Borrower, plus (or minus in the case of a surplus deficit) (ii) the amount of the consolidated surplus, whether capital or earned, of the Borrower and its Subsidiaries after subtracting therefrom the aggregate of treasury stock and any other contra-equity accounts including, without limitation, minority interests; all determined in accordance with GAAP.

            "CONSOLIDATED NET EARNINGS" means with respect to any period:

            (i) consolidated gross revenues of the Borrower and its Subsidiaries for such period less

            (ii) all operating and non-operating expenses of the Borrower and its Subsidiaries for such period including all charges of a proper character (including current and deferred taxes on income, provision for taxes on unremitted foreign earnings which are included in gross revenues, and current additions to reserves), but not including in gross revenues:

                  (a) any gains (net of expenses and taxes applicable thereto) in excess of losses resulting from the sale, conversion or other disposition of capital assets (i.e., assets other than current assets) other than in the ordinary course of business;

                  (b)   any gains resulting from the write-up of assets;

                  (c) any equity of the Borrower or any Subsidiary in the unremitted earnings of any corporation which is not a Subsidiary;

                  (d) undistributed earnings of any Subsidiary to the extent that such Subsidiary is not at the time permitted to make or pay dividends to the Borrower, repay intercompany indebtedness to the Borrower, repatriate earnings to the Borrower or otherwise transfer property or assets to the Borrower whether by the terms of its charter or any agreement, instrument, judgment, decree, order, statute, rule or governmental regulation applicable to such Subsidiary; or

                  (e) any deferred credit representing the excess of equity in any Subsidiary at the date of acquisition over the cost of the investment in such Subsidiary;

all determined in accordance with GAAP as in effect on the date hereof and applied on a consistent basis.

            "CONSOLIDATED SUBSIDIARY" means at any date any Subsidiary or other entity the accounts of which, in accordance with GAAP, would be consolidated with those of the Borrower in its consolidated financial statements as of such date.

            "CONSOLIDATED TOTAL ASSETS" means, at any time, the total assets of the Borrower and its Consolidated Subsidiaries, determined on a consolidated basis, as set forth or reflected on the most recent consolidated balance sheet of the Borrower and its Consolidated Subsidiaries, prepared in accordance with GAAP.

            "CONSOLIDATED TOTAL DEBT" means at any date all Debt of the Borrower and its Consolidated Subsidiaries at such date, determined on a consolidated basis as of such date.

            "CONTROL" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. "CONTROLLING" and "CONTROLLED" have meanings correlative thereto.

            "DEBT" of any Person means at any date, without duplication, (i) all obligations of such Person for borrowed money, (ii) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (iii) all obligations of such Person to pay the deferred purchase price of property or services, except trade accounts payable arising in the ordinary course of business, (iv) all Capitalized Lease Obligations,
(v) all obligations of such Person to reimburse any bank or other Person in respect of amounts payable under a banker's acceptance, (vi) all Redeemable

Preferred Stock of such Person (in the event such Person is a corporation),
(vii) all non-contingent obligations of such Person to reimburse any bank or other Person in respect of amounts paid under a letter of credit or similar instrument, (viii) all Debt of others secured by a Lien on any asset of such Person, whether or not such Debt is assumed by such Person, (ix) all Debt of others Guaranteed by such Person, and (x) for purposes of Article VII only, all obligations of such Person with respect to Swap Agreements (valued as the termination value thereof) computed in accordance with a method approved by the International Swaps and Derivatives Association, Inc. and agreed to by such Person in the applicable Swap Agreement, if any.

            "DEFAULT" means any event or condition which constitutes an Event of Default or which upon notice, lapse of time or both would, unless cured or waived, become an Event of Default.

            "DEPRECIATION" means, for any period, the sum of all depreciation expenses of the Borrower and its Consolidated Subsidiaries for such period, as determined on a consolidated basis in accordance with GAAP.

            "DISCLOSED MATTERS" means the actions, suits and proceedings and the environmental matters disclosed in Schedule 3.06.

            "DOLLAR AMOUNT" of any currency at any date shall mean (i) the amount of such currency if such currency is Dollars or (ii) the equivalent in Dollars of such amount if such currency is any currency other than Dollars, calculated on the basis of the arithmetical mean of the buy and sell spot rates of exchange of the Administrative Agent for such currency on the London market at 11:00 a.m., London time, on or as of the most recent Computation Date provided for in Section 2.2.

            "DOLLARS" or "$" refers to the lawful currency of the United States of America.

            "EFFECTIVE DATE" means the date on which the conditions specified in Section 4.01 are satisfied (or waived in accordance with Section 9.02).

            "ELIGIBLE CURRENCY" means any currency other than Dollars (i) that is readily available, (ii) that is freely traded, (iii) in which deposits are customarily offered to banks in the London interbank market, (iv) which is convertible into Dollars in the international interbank market and (v) as to which an Equivalent Amount may be readily calculated. If, after the designation by the Lenders of any currency as an Agreed Currency, (x) currency control or other exchange regulations are imposed in the country in which such currency is issued with the result that different types of such currency are introduced, (y) such currency is, in the determination of the Administrative Agent, no longer readily available or freely traded or (z) in the determination of the Administrative Agent, an Equivalent Amount of such currency is not readily calculable, the Administrative Agent shall promptly notify the Lenders and the Borrower, and such currency shall no longer be an Agreed Currency until such time as all of the Lenders agree to reinstate such currency as an Agreed Currency and promptly, but in any event within five Business Days of receipt of such notice from the Administrative Agent, the Borrower shall repay all Loans in such affected currency or convert such Loans into Loans in Dollars or another Agreed Currency, subject to the other terms set forth in Article II.

            "ENVIRONMENTAL AUTHORITY" means any foreign, federal, state, local or regional government that exercises any form of jurisdiction or authority under any Environmental Requirement.

            "ENVIRONMENTAL AUTHORIZATIONS" means all licenses, permits, orders, approvals, notices, registrations or other legal prerequisites for conducting the business of the Borrower or any Subsidiary required by any Environmental Requirement.

            "ENVIRONMENTAL JUDGMENTS AND ORDERS" means all judgments, decrees or orders arising from or in any way associated with any Environmental Requirements, whether or not entered upon consent or written agreements with an Environmental Authority or other entity arising from or in any way associated with any Environmental Requirement.

            "ENVIRONMENTAL LAWS" means any and all federal, state, local and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or other governmental restrictions relating to the environment or to emissions, discharges or releases of Hazardous Materials, pollutants, contaminants, petroleum or petroleum products, chemicals or industrial, toxic or hazardous substances or wastes into the environment, including, without limitation, ambient air, surface water, groundwater or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Materials, pollutants, contaminants, petroleum or petroleum products, chemicals or industrial, toxic or hazardous substances or wastes or the investigation, clean-up or other remediation thereof.

            "ENVIRONMENTAL LIABILITIES" means any liabilities, whether accrued, contingent or otherwise, arising from and in any way associated with any Environmental Requirements.

            "ENVIRONMENTAL NOTICES" means notice from any Environmental Authority or by any other person or entity, of possible or alleged noncompliance with or liability under any Environmental Requirement, including without limitation any complaints, citations, demands or requests from any Environmental Authority or from any other person or entity regarding any violation or alleged violation of any Environmental
Requirement or any investigations concerning any violation or alleged violation of any Environmental Requirement.

            "ENVIRONMENTAL PROCEEDINGS" means any judicial or administrative proceedings arising from or in any way associated with any Environmental Requirement.

            "ENVIRONMENTAL RELEASES" means releases as defined in CERCLA or under any applicable state or local environmental law or regulation.

            "ENVIRONMENTAL REQUIREMENTS" means any legal requirement relating to health, safety or the environment and applicable to the Borrower, any Subsidiary or the Properties, including but not limited to any such requirement under CERCLA or similar state legislation and all federal, state and local laws, ordinances, regulations, orders, writs, decrees and common law.

            "EQUITY INTERESTS " means shares of capital stock, partnership interests, membership interests in a limited liability company, beneficial interests in a trust or other equity ownership interests in a Person, and any warrants, options or other rights entitling the holder thereof to purchase or acquire any such equity interest.

            "EQUIVALENT AMOUNT" of any currency with respect to any amount of Dollars at any date shall mean the equivalent in such currency of such amount of Dollars, calculated on the basis of the arithmetical mean of the buy and sell spot rates of exchange of the Administrative Agent for such other currency at 11:00 a.m., London time, on the date on or as of which such amount is to be determined.

            "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

            "ERISA AFFILIATE" means any trade or business (whether or not incorporated) that, together with the Borrower, is treated as a single employer under Section 414(b) or (c) of the Code or, solely for purposes of
Section 302 of ERISA and Section 412 of the Code, is treated as a single employer under Section 414 of the Code.

            "ERISA EVENT" means (a) any "reportable event", as defined in
Section 4043 of ERISA or the regulations issued thereunder with respect to a Plan (other than an event for which the 30-day notice period is waived);
(b) the existence with respect to any Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (c) the filing pursuant to Section 412(d) of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (d) the incurrence by the Borrower or any of its ERISA Affiliates of any liability under Title IV of ERISA with respect to the termination of any Plan; (e) the receipt by the Borrower or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to an intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (f) the incurrence by the Borrower or any of its ERISA Affiliates of any liability with respect to the withdrawal or partial withdrawal from any Plan or Multiemployer Plan; or (g) the receipt by the Borrower or any ERISA Affiliate of any notice, or the receipt by any Multiemployer Plan from the Borrower or any ERISA Affiliate of any notice, concerning the imposition of Withdrawal Liability or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA.

            "EURO" AND/OR "EUR" means the euro referred to in Council Regulation (EC) No. 1103/97 dated June 17, 1997 passed by the Council of the European Union, or, if different, the then lawful currency of the member states of the European Union that participate in the third stage of Economic and Monetary Union.

            "EUROCURRENCY" means any Agreed Currency.

            "EUROCURRENCY BORROWING" means a Revolving Borrowing which, except as otherwise provided in Section 2.13(c), bears interest at the applicable Eurocurrency Rate.

            "EUROCURRENCY LOAN" means a Revolving Loan which, except as otherwise provided in Section 2.13(c), bears interest at the applicable Eurocurrency Rate.

            "EUROCURRENCY PAYMENT OFFICE" of the Administrative Agent shall mean, for each of the Agreed Currencies, the office, branch, affiliate or correspondent bank of the Administrative Agent specified as the "Eurocurrency Payment Office" for such currency in Schedule 2.18 hereto or such other office, branch, affiliate or correspondent bank of the Administrative Agent as it may from time to time specify to the Borrower and each Lender as its Eurocurrency Payment Office.

            "EUROCURRENCY RATE" means, with respect to a Eurocurrency Borrowing for the relevant Interest Period, an interest rate per annum equal to the sum of (i) the product of (a) the Eurocurrency Reference Rate applicable to such Interest Period, multiplied by (b) the Statutory Reserve Rate plus (ii) the Applicable Margin.

            "EUROCURRENCY REFERENCE RATE" means, with respect to a Eurocurrency Loan for the relevant Interest Period, the applicable British Bankers' Association LIBOR rate for deposits in the applicable Agreed Currency as reported by any generally recognized financial information service as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, provided that, if no such British Bankers' Association LIBOR rate is available, the applicable Eurocurrency Reference Rate for the relevant Interest Period shall instead be the rate determined by the Administrative Agent to be the rate at which Bank One offers to place deposits in the applicable Agreed Currency with first-class banks in the London interbank market at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, in the approximate amount of Bank One's relevant Eurocurrency Loan and having a maturity equal to such Interest Period.

            "EVENT OF DEFAULT" has the meaning assigned to such term in
Article VII.

            "EXCLUDED TAXES" means, with respect to the Administrative Agent, any Lender, the Issuing Bank or any other recipient of any payment to be made by or on account of any obligation of the Borrower hereunder, (a) income or franchise taxes imposed on (or measured by) its net income by the United States of America, or by the jurisdiction under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Lender, in which its applicable lending office is located, (b) any branch profits taxes imposed by the United States of America or any similar tax imposed by any other jurisdiction in which the Borrower is located and (c) in the case of a Foreign Lender (other than an assignee pursuant to a request by the Borrower under Section 2.19(b)), any withholding tax that is imposed on amounts payable to such Foreign Lender at the time such Foreign Lender becomes a party to this Agreement (or designates a new lending office) or is attributable to such Foreign Lender's failure to comply with Section 2.17(e), except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of designation of a new lending office (or assignment), to receive additional amounts from the Borrower with respect to such withholding tax pursuant to Section 2.17(a).

            "FACILITY FEE" is defined in Section 2.12(a).

            "FEDERAL FUNDS EFFECTIVE RATE" means, for any day, the weighted average (rounded upwards, if necessary, to the next 1/100 of 1%) of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average (rounded upwards, if necessary, to the next 1/100 of 1%) of the quotations for such day for such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it.

            "FINANCIAL OFFICER" means any of the chief executive officer, chief operating officer, chief financial officer, chief accounting officer, treasurer or controller of the Borrower or any other officer of the Borrower involved principally in its financial administration or its controllership function.

            "FOREIGN LENDER" means any Lender that is organized under the laws of a jurisdiction other than that in which the Borrower is located. For purposes of this definition, the United States of America, each State thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.

            "GAAP" means generally accepted accounting principles in the United States of America.

            "GOVERNMENTAL AUTHORITY" means the government of the United States of America, any other nation or any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body, court, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government.

            "GUARANTEE" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Debt or other obligation of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (i) to secure, purchase or pay (or advance or supply funds for the purchase or payment of) such Debt or other obligation (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to provide collateral security, to take-or-pay, or to maintain financial statement conditions or otherwise) or (ii) entered into for the purpose of assuring in any other manner the obligee of such Debt or other obligation of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part), provided that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

            "HAZARDOUS MATERIALS" includes, without limitation, (a) solid or hazardous waste, as defined in the Resource Conservation and Recovery Act of 1980, 42 U.S.C. 6901 et seq., its implementing regulations and any amendments, or in any applicable state or local law or regulation, (b) any "hazardous substance", "pollutant" or "contaminant", as defined in CERCLA, the Clean
Water Act, or in any applicable state or local law or regulation, (c) gasoline, or any other petroleum product or by-product, including crude oil or any fraction thereof, (d) toxic substances, as defined in the Toxic
Substances Control Act of 1976, or in any applicable state or local law or regulation and (e) insecticides, fungicides, or rodenticides, as defined in the Federal Insecticide, Fungicide, and Rodenticide Act of 1975, or in any applicable state or local law or regulation, as each such Act, statute or regulation may be amended from time to time.

            "INDEMNIFIED TAXES" means Taxes other than Excluded Taxes.

            "INFORMATION MEMORANDUM" means the Confidential Information Memorandum dated July 21, 2004 relating to the Borrower and the Transactions.

            "INTEREST COVERAGE RATIO" means the ratio, as of the end of each fiscal quarter of the Borrower, of Consolidated EBIT for the four (4) consecutive fiscal quarters then ended to Consolidated Interest Expense for the period of four (4) consecutive fiscal quarters then ended.

            "INTEREST ELECTION REQUEST" means a request by the Borrower to convert or continue a Revolving Borrowing in accordance with Section 2.08.

            "INTEREST PAYMENT DATE" means (a) with respect to any ABR Loan (other than a Swingline Loan), the last day of each March, June, September and December, (b) with respect to any Eurocurrency Loan, the last day of the Interest Period applicable to the Borrowing of which such Loan is a part and, in the case of a Eurocurrency Borrowing with an Interest Period of more than three months' duration, each day prior to the last day of such Interest Period that occurs at intervals of three months' duration after the first day of such Interest Period, and (c) with respect to any Swingline Loan, the day that such Loan is required to be repaid.

            "INTEREST PERIOD" means, with respect to any Eurocurrency Borrowing, the period commencing on the date of such Borrowing and ending on the numerically corresponding day in the calendar month that is one, two, three or six months thereafter, as the Borrower may elect; PROVIDED, that (i) if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day and (ii) any Interest Period that commences on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the last calendar month of such Interest Period) shall end on the last Business Day of the last calendar month of such Interest Period. For purposes hereof, the date of a Borrowing initially shall be the date on which such Borrowing is made and thereafter shall be the effective date of the most recent conversion or continuation of such Borrowing.

            "INVESTMENT" means any investment in any Person, whether by means of purchase or acquisition of obligations or securities of such Person, capital contribution to such Person, loan or advance to such Person, making of a time deposit with such Person, Guarantee or assumption of any obligation of such Person or otherwise; provided that Investment shall not include the repurchase or redemption by the Borrower of shares of Capital Stock of the Borrower.

            "ISSUING BANK" means Bank One, NA, in its capacity as the issuer of Letters of Credit hereunder, and its successors in such capacity as provided in Section 2.06(i). The Issuing Bank may, in its discretion, arrange for one or more Letters of Credit to be issued by Affiliates of the Issuing Bank, in which case the term "Issuing Bank" shall include any such Affiliate with respect to Letters of Credit issued by such Affiliate.

            "LC DISBURSEMENT" means a payment made by the Issuing Bank pursuant to a Letter of Credit.

            "LC EXPOSURE" means, at any time, the sum of (a) the aggregate undrawn amount of all outstanding Letters of Credit at such time plus (b) the aggregate amount of all LC Disbursements that have not yet been reimbursed by or on behalf of the Borrower at such time. The LC Exposure of any Lender at any time shall be its Applicable Percentage of the total LC Exposure at such time.

            "LENDERS" means the Persons listed on Schedule 2.01 and any other Person that shall have become a party hereto pursuant to an Assignment and Assumption, other than any such Person that ceases to be a party hereto pursuant to an Assignment and Assumption. Unless the context otherwise requires, the term "Lenders" includes the Swingline Lender.

            "LETTER OF CREDIT" means any letter of credit issued pursuant to this Agreement.

            "LEVERAGE RATIO'" means the ratio, as of the end of each fiscal quarter of the Borrower, of Consolidated Total Debt at the end of such fiscal quarter to Consolidated EBITDA for the period of four (4) consecutive fiscal quarters then ended.

            "LIEN" means, with respect to any asset, any mortgage, deed to secure debt, deed of trust, lien, pledge, charge, security interest, security title, preferential arrangement which has the practical effect of constituting a security interest, servitude or encumbrance of any kind in respect of such asset to secure or assure payment of a Debt or a Guarantee or any trade payables of the Borrower or any Subsidiary, whether by consensual agreement or by operation of statute or other law, or by any agreement, contingent or otherwise, to provide any of the foregoing. For the purposes of this Agreement, the Borrower or any Subsidiary shall be deemed to own subject to a Lien any asset which it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement relating to such asset.

            "LOANS" means the loans made by the Lenders to the Borrower pursuant to this Agreement.

            "MARGIN STOCK" means "margin stock" as defined in Regulation T, U or X of the Board of Governors of the Federal Reserve System, as in effect from time to time, together with all official rulings and interpretations issued thereunder.

            "MATERIAL ADVERSE EFFECT" means, with respect to any event, act, condition or occurrence of whatever nature (including any adverse determination in any litigation, arbitration, or governmental investigation or proceeding), whether singly or in conjunction with any other event or events, act or acts, condition or conditions, occurrence or occurrences, whether or not related, a material adverse change in, or a material adverse effect upon, any of (a) the financial condition, operations, business or properties of the Borrower and its Consolidated Subsidiaries taken as a whole, (b) the rights and remedies of the Administrative Agent or the Lenders under the Loan Documents, or the ability of the Borrower to perform its obligations under the Loan Documents to which it is a party, as applicable, or (c) the legality, validity or enforceability of any Loan Document.

            "MATERIAL DEBT'" means Debt (other than the Loans) or obligations in respect of one or more Swap Agreements, of any one or more of the Borrower and its Subsidiaries in an aggregate principal amount exceeding $10,000,000. For purposes of determining Material Debt, the "principal amount" of the obligations of the Borrower or any Subsidiary in respect of any Swap Agreement at any time shall be the maximum aggregate amount (giving effect to any netting agreements) that the Borrower or such Subsidiary would be required to pay if such Swap Agreement were terminated at such time.

            "MATERIAL SUBSIDIARY" means at any time (i) any Subsidiary having total assets (determined in accordance with GAAP) in excess of $10,000,000 and (ii) any Significant Subsidiary.

            "MATURITY DATE" means September 9, 2009.

            "MULTICURRENCY BORROWING" means a Eurocurrency Borrowing denominated in an Agreed Currency other than Dollars.

            "MULTICURRENCY COMMITMENT" means, with respect to each Lender, the portion of such Lender's Commitment representing the commitment of such Lender to make Multicurrency Loans, expressed as an amount representing the maximum aggregate amount of such lender's Multicurrency Loans hereunder, as such commitment may be (a) reduced from time to time pursuant to Section 2.09 and
(b) reduced or increased from time to time pursuant to assignments by or to such Lender pursuant to Section 9.04. The initial amount of each Lender's Multicurrency Commitment is set forth on Schedule 2.01, or in the Assignment and Assumption pursuant to which such Lender shall have assumed its Multicurrency Commitment, as applicable. The initial aggregate amount of the Lenders' Multicurrency Commitments is $50,000,000.00.

            "MULTICURRENCY LOAN" means a Eurocurrency Loan denominated in an Agreed Currency other than Dollars.

            "MULTIEMPLOYER PLAN" means a multiemployer plan as defined in
Section 4001(a)(3) of ERISA.

            "NATIONAL CURRENCY UNIT" means the unit of currency (other than a Euro unit) of each member state of the European Union that participates in the third stage of Economic and Monetary Union.

            "OTHER TAXES" means any and all present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies arising from any payment made hereunder or from the execution, delivery or enforcement of, or otherwise with respect to, this Agreement.

            "PARTICIPANT" has the meaning set forth in Section 9.04.

            "PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA and any successor entity performing similar functions.

            "PERMITTED ACQUISITION" means any Acquisition (i) which is of a Person approved by the board of directors of the Borrower and (ii) which has been approved by the Person to be acquired in connection with such Acquisition.

            "PERSON" means any natural person, corporation, limited liability company, trust, joint venture, association, company, partnership, Governmental Authority or other entity.

            "PLAN" means at any time an employee pension benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under
Section 412 of the Code and is either (i) maintained by a member of the Controlled Group for employees of any member of the Controlled Group or (ii) maintained pursuant to a collective bargaining agreement or any other arrangement under which more than one employer makes contributions and to which a member of the Controlled Group is then making or accruing an obligation to make contributions or has within the preceding 5 plan years made contributions.

            "PRICING SCHEDULE" means the Schedule attached hereto identified as such.

            "PRIME RATE" means the rate of interest per annum publicly announced from time to time by Bank One, NA as its prime rate in effect at its principal office in Chicago; each change in the Prime Rate shall be effective from and including the date such change is publicly announced as being effective.

            "PRIORITY DEBT" shall mean the sum of (i) Debt of the Borrower which is secured by a Lien under Section 6.03(vi) and (ii) Debt of any Subsidiary (including, but not limited to, any Debt of a Subsidiary which consists of a Guarantee of Debt of the Borrower), excluding, however, Debt of Subsidiaries owing to the Borrower and Debt of any Subsidiary (other than a Significant Subsidiary) to any other Subsidiary.

            "REDEEMABLE PREFERRED STOCK" of any Person means any preferred stock issued by such Person which is at any time prior to the Termination Date either (i) mandatorily redeemable (by sinking fund or similar payments or otherwise) or (ii) redeemable at the option of the holder thereof.

            "REGISTER" has the meaning set forth in Section 9.04.

            "RELATED PARTIES" means, with respect to any specified Person, such Person's Affiliates and the respective directors, officers, employees, agents and advisors of such Person and such Person's Affiliates.

            "Required Lenders" means, at any time, Lenders having Revolving Credit Exposures and unused Commitments representing at least 51% of the sum of the total Revolving Credit Exposures and unused Commitments at such time.

            "RESTRICTED PAYMENT" means (i) any dividend or other distribution on any shares of the Borrower's capital stock (except dividends payable solely in shares of its capital stock) or (ii) any payment on account of the purchase, redemption, retirement or acquisition of (a) any shares of the Borrower's capital stock (except shares acquired upon the conversion thereof into other shares of its capital stock) or (b) any option, warrant or other right to acquire shares of the Borrower's capital stock.

            "REVOLVING CREDIT EXPOSURE" means, with respect to any Lender at any time, the sum of the outstanding principal amount of such Lender's Revolving Loans and its LC Exposure and Swingline Exposure at such time.

            "REVOLVING LOAN" means a Loan made pursuant to Section 2.03.

            "S&P" means Standard & Poor's Ratings Group, a division of McGraw Hill, Inc.

            "SIGNIFICANT SUBSIDIARY" means each of Franklin Electric Manufacturing, Inc. and Franklin Electric Sales, Inc.

            "STATUTORY RESERVE RATE" means a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Board to which the Administrative Agent is subject with respect to the Eurocurrency Rate, for eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of the Board). Such reserve percentages shall include those imposed pursuant to such Regulation D. Eurocurrency Loans shall be deemed to constitute eurocurrency funding and to be subject to such reserve requirements without benefit of or credit for proration, exemptions or offsets that may be available from time to time to any Lender under such Regulation D or any comparable regulation. The Statutory Reserve Rate shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

            "STOCK PURCHASE PLAN" means the Franklin Electric Co., Inc. Amended 1988 Executive Stock Purchase Plan, as it may be amended from time to time with the consent of the Administrative Agent (which consent shall not be unreasonably withheld).

            "STOCKHOLDERS' EQUITY" means, at any time, the shareholders' equity of the Borrower and its Consolidated Subsidiaries, as set forth or reflected on the most recent consolidated balance sheet of the Borrower and its Consolidated Subsidiaries prepared in accordance with GAAP, but excluding any Redeemable Preferred Stock of the Borrower or any of its Consolidated Subsidiaries. Shareholders' equity generally would include, but not be limited to (i) the par or stated value of all outstanding Capital Stock, (ii) capital surplus, (iii) retained earnings, and (iv) various deductions such as (A) purchases of treasury stock, (B) valuation allowances, (C) receivables due from an employee stock ownership plan, (D) employee stock ownership plan debt guarantees, and (E) translation adjustments for foreign currency transactions.

            "SUBSIDIARY" means any corporation or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are at the time directly or indirectly owned by the Borrower.

            "SWAP AGREEMENT" means any agreement with respect to any swap, forward, future or derivative transaction or option or similar agreement involving, or settled by reference to, one or more rates, currencies, commodities, equity or debt instruments or securities, or economic, financial or pricing indices or measures of economic, financial or pricing risk or value or any similar transaction or any combination of these transactions; provided that no phantom stock or similar plan providing for payments only on account of services provided by current or former directors, officers, employees or consultants of the Borrower or the Subsidiaries shall be a Swap Agreement.

            "SWINGLINE EXPOSURE" means, at any time, the aggregate principal amount of all Swingline Loans outstanding at such time. The Swingline Exposure of any Lender at any time shall be its Applicable Percentage of the total Swingline Exposure at such time.

            "SWINGLINE LENDER" means Bank One, NA, in its capacity as lender of Swingline Loans hereunder.

            "SWINGLINE LOAN" means a Loan made pursuant to Section 2.05.

            "TAXES" means any and all present or future taxes, levies, imposts, duties, deductions, charges or withholdings imposed by any Governmental Authority.

            "TRANSACTIONS" means the execution, delivery and performance by the Borrower of this Agreement, the borrowing of Loans, and the use of the proceeds thereof.

            "TYPE", when used in reference to any Loan or Borrowing, refers to whether the rate of interest on such Loan, or on the Loans comprising such Borrowing, is determined by reference to the Eurocurrency Rate or the Alternate Base Rate.

            "WHOLLY OWNED SUBSIDIARY" means any Subsidiary all of the shares of capital stock or other ownership interests of which (except directors' qualifying shares) are at the time directly or indirectly owned by the Borrower.

            "WITHDRAWAL LIABILITY" means liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.

            SECTION 1.02 CLASSIFICATION OF LOANS AND BORROWINGS. For purposes of this Agreement, Loans may be classified and referred to by Class (e.g., a "Revolving Loan") or by Type (e.g., a "Eurocurrency Loan") or by Class and Type (e.g., a "Eurocurrency Revolving Loan"). Borrowings also may be classified and referred to by Class (e.g., a "Revolving Borrowing") or by Type (e.g., a "Eurocurrency Borrowing") or by Class and Type (e.g., a "Eurocurrency Revolving Borrowing").

            SECTION 1.03 TERMS GENERALLY. The definitions of terms herein shall apply equally to the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". The word "will" shall be construed to have the same meaning and effect as the word "shall". Unless the context requires otherwise (a) any definition of or reference to any agreement, instrument or other document herein shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified (subject to any restrictions on such amendments, supplements or modifications set forth herein), (b) any reference herein to any Person shall be construed to include such Person's successors and assigns, (c) the words "herein", "hereof" and "hereunder", and words of similar import, shall be construed to refer to this Agreement in its entirety and not to any particular provision hereof, (d) all references herein to Articles, Sections, Exhibits and Schedules shall be construed to refer to Articles and Sections of, and Exhibits and Schedules to, this Agreement and (e) the words "asset" and "property" shall be construed to have the same meaning and effect and to refer to any and all tangible and intangible assets and properties, including cash, securities, accounts and contract rights.

            SECTION 1.04 ACCOUNTING TERMS; GAAP. Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed in accordance with GAAP, as in effect from time to time; PROVIDED that, if the Borrower notifies the Administrative Agent that the Borrower requests an amendment to any provision hereof to eliminate the effect of any change occurring after the date hereof in GAAP or in the application thereof on the operation of such provision (or if the Administrative Agent notifies the Borrower that the Required Lenders request an amendment to any provision hereof for such purpose), regardless of whether any such notice is given before or after such change in GAAP or in the application thereof, then such provision shall be interpreted on the basis of GAAP as in effect and applied immediately before such change shall have become effective until such notice shall have been withdrawn or such provision amended in accordance herewith.

                                 ARTICLE II
                                 The Credits
                                 -----------
            SECTION 2.01 COMMITMENTS. (a) Subject to the terms and conditions set forth herein, each Lender agrees to make Revolving Loans to the Borrower in Agreed Currencies from time to time during the Availability Period in an aggregate Dollar Amount at any one time outstanding that will not result in such Lender's Revolving Credit Exposure exceeding such Lender's Commitment, PROVIDED that (i) at no time shall the aggregate Dollar Amount of Multicurrency Loans of each Lender at any one time outstanding exceed an amount equal to 110% of such Lender's Multicurrency Commitment, and (ii) all ABR Loans shall be made in Dollars. Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrower may borrow, prepay and reborrow Revolving Loans.

            (b) At any time subsequent to the Effective Date and so long as no Default or Event of Default has occurred and is continuing, the Borrower may, at its option, request to increase the aggregate Commitments by up to $40,000,000 (not to exceed a total of $120,000,000) by obtaining one or more Commitments from one or more existing Lenders or new Lenders with the consent of the Agent, but without the consent of any other Lenders, provided that no Lender's Commitment shall be increased without its consent. In the event that the aggregate Commitments are increased pursuant to the exercise of such option by the Borrower, the aggregate amount of the Multicurrency Commitments will be reviewed upon Borrower's request and may be increased based upon the willingness and capacity of the Lenders at the time.

            SECTION 2.01A. DETERMINATION OF DOLLAR AMOUNTS; REQUIRED PAYMENTS. The Administrative Agent will determine the Dollar Amount of:

            (a) each Borrowing as of the date three Business Days prior to the date of the proposed Borrowing or, if applicable, date of conversion/continuation of such Borrowing, and

            (b) all outstanding Borrowings on and as of the last Business Day of each quarter and on any other Business Day elected by the Administrative Agent in its discretion or upon instruction by the Required Lenders.

Each day upon or as of which the Administrative Agent determines Dollar Amounts as described in the preceding clauses (a) and (b) is herein described as a "Computation Date" with respect to each Borrowing for which a Dollar Amount is determined on or as of such day. If at any time the Dollar Amount of the sum of the aggregate principal amount of all outstanding Borrowings or all outstanding Multicurrency Borrowings (calculated in each case, with respect to those Borrowings denominated in Agreed Currencies other than Dollars, as of the most recent Computation Date with respect to each such Borrowing) exceeds (i) with respect to all Borrowings, the aggregate amount of the Commitments or (ii) with respect to Multicurrency Borrowings, an amount equal to 110% of the aggregate amount of the Multicurrency Commitments, the Borrower shall immediately repay Borrowings (including Multicurrency Borrowings, as applicable) in an aggregate principal amount sufficient to eliminate any such excess.

            SECTION 2.02 LOANS AND BORROWINGS. (a) Each Revolving Loan shall be made as part of a Borrowing consisting of Revolving Loans made by the Lenders ratably in accordance with their respective Commitments. The failure of any Lender to make any Loan required to be made by it shall not relieve any other Lender of its obligations hereunder; PROVIDED that the Commitments of the Lenders are several and no Lender shall be responsible for any other Lender's failure to make Loans as required.

            (b) Subject to Section 2.14, each Revolving Borrowing shall be comprised entirely of ABR Loans or Eurocurrency Loans as the Borrower may request in accordance herewith. Each Swingline Loan shall be an ABR Loan. Lender at its option may make any Eurocurrency Loan by causing any domestic or foreign branch or Affiliate of such Lender to make such Loan; PROVIDED that any exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of this Agreement.

            (c) At the commencement of each Interest Period for any Eurocurrency Revolving Borrowing, such Borrowing shall be in an aggregate amount that is an integral multiple of $1,000,000 and not less than $5,000,000 (or the Approximate Equivalent Amounts if denominated in an Agreed Currency other than Dollars). At the time that each ABR Revolving Borrowing is made, such Borrowing shall be in an aggregate amount that is an integral multiple of $500,000 and not less than $1,000,000; PROVIDED that an ABR Revolving Borrowing may be in an aggregate amount that is equal to the entire unused balance of the total Commitments or that is required to finance the reimbursement of an LC Disbursement as contemplated by Section 2.06(e). Each Swingline Loan shall be in an amount that is an integral multiple of $500,000 and not less than $500,000. Borrowings of more than one Type may be outstanding at the same time; PROVIDED that there shall not at any time be more than a total of eight (8) Eurocurrency Revolving Borrowings outstanding.

            (d) Notwithstanding any other provision of this Agreement, the Borrower shall not be entitled to request, or to elect to convert or continue, any Borrowing if the Interest Period requested with respect thereto would end after the Maturity Date.

            SECTION 2.03 REQUESTS FOR REVOLVING BORROWINGS. (a) To request a Revolving Borrowing, the Borrower shall notify the Administrative Agent of such request by telephone (a) in the case of a Eurocurrency Borrowing denominated in Dollars, not later than 11:00 a.m., Chicago time, three Business Days before the date of the proposed Borrowing, (b) in the case of a Eurocurrency Borrowing denominated in an Agreed Currency other than Dollars, not later than 11:00 a.m., Chicago time, four (4) Business Days before the date of the proposed Borrowing, or (c) in the case of an ABR Borrowing, not later than 11:00 a.m., Chicago time, one Business Day before the date of the proposed Borrowing; PROVIDED that any such notice of an ABR Revolving Borrowing to finance the reimbursement of an LC Disbursement as contemplated by Section 2.06(e) may be given not later than 10:00 a.m., Chicago time, on the date of the proposed Borrowing. Each such telephonic Borrowing Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Borrowing Request in a form approved by the Administrative Agent and signed by the Borrower. Each such telephonic and written Borrowing Request shall specify the following information in compliance with Section 2.02:

            (i)   the aggregate amount of the requested Borrowing;

            (ii)  the date of such Borrowing, which shall be a Business Day;

            (iii) whether such Borrowing is to be an ABR Borrowing or a
                  Eurocurrency Borrowing;

            (iv) in the case of a Eurocurrency Borrowing, the Agreed Currency to be applicable thereto, and the initial Interest Period to be applicable thereto, which shall be a period contemplated by the definition of the term "Interest Period"; and

            (v) the location and number of the Borrower's account to which funds are to be disbursed, which shall comply with the requirements of Section 2.07.

If no election as to the Type of Revolving Borrowing is specified, then the requested Revolving Borrowing shall be an ABR Borrowing. If no Interest Period is specified with respect to any requested Eurocurrency Revolving Borrowing, then the Borrower shall be deemed to have selected an Interest Period of one month's duration. Promptly following receipt of a Borrowing Request in accordance with this Section, the Administrative Agent shall advise each Lender of the details thereof and of the amount of such Lender's Loan to be made as part of the requested Borrowing.

            (b) Notwithstanding any other provision of this Agreement, if any Loan would, but for the provisions of this Section 2.03(b), be capable of being made in either the Euro or in a National Currency Unit, such Loan shall be made in the Euro.

            SECTION 2.04  Reserved.

            SECTION 2.05 SWINGLINE LOANS. (a) Subject to the terms and conditions set forth herein, the Swingline Lender agrees to make Swingline Loans to the Borrower from time to time during the Availability Period, in an aggregate principal amount at any time outstanding that will not result in
(i) the aggregate principal amount of outstanding Swingline Loans exceeding $5,000,000 or (ii) the total Revolving Credit Exposures exceeding the total Commitments; PROVIDED that the Swingline Lender shall not be required to make a Swingline Loan to refinance an outstanding Swingline Loan. Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrower may borrow, prepay and reborrow Swingline Loans. All Swingline Loans shall be made in Dollars.

          (b) To request a Swingline Loan, the Borrower shall notify the Administrative Agent of such request by telephone (confirmed by telecopy), not later than 12:00 noon, Chicago time, on the day of a proposed Swingline Loan. Each such notice shall be irrevocable and shall specify the requested date (which shall be a Business Day) and amount of the requested Swingline Loan. The Administrative Agent will promptly advise the Swingline Lender of any such notice received from the Borrower. The Swingline Lender shall make each Swingline Loan available to the Borrower by means of a credit to the general deposit account of the Borrower with the Swingline Lender (or, in the case of a Swingline Loan made to finance the reimbursement of an LC Disbursement as provided in Section 2.06(e), by remittance to the Issuing Bank) by 3:00 p.m., Chicago time, on the requested date of such Swingline Loan.

            (c) The Swingline Lender may by written notice given to the Administrative Agent not later than 10:00 a.m., Chicago time, on any Business Day require the Lenders to acquire participations on such Business Day in all or a portion of the Swingline Loans outstanding. Such notice shall specify the aggregate amount of Swingline Loans in which Lenders will participate. Promptly upon receipt of such notice, the Administrative Agent will give notice thereof to each Lender, specifying in such notice such Lender's Applicable Percentage of such Swingline Loan or Loans. Each Lender hereby absolutely and unconditionally agrees, upon receipt of notice as provided above, to pay to the Administrative Agent, for the account of the Swingline Lender, such Lender's Applicable Percentage of such Swingline Loan or Loans. Each Lender acknowledges and agrees that its obligation to acquire participations in Swingline Loans pursuant to this paragraph is absolute and unconditional and shall not be affected by any circumstance whatsoever, including the occurrence and continuance of a Default or reduction or termination of the Commitments, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever. Each Lender shall comply with its obligation under this paragraph by wire transfer of immediately available funds, in the same manner as provided in Section 2.07 with respect to Loans made by such Lender (and Section 2.07 shall apply, MUTATIS MUTANDIS, to the payment obligations of the Lenders), and the Administrative Agent shall promptly pay to the Swingline Lender the amounts so received by it from the Lenders. The Administrative Agent shall notify the Borrower of any participations in any Swingline Loan acquired pursuant to this paragraph, and thereafter payments in respect of such Swingline Loan shall be made to the Administrative Agent and not to the Swingline Lender. Any amounts received by the Swingline Lender from the Borrower (or other party on behalf of the Borrower) in respect of a Swingline Loan after receipt by the Swingline Lender of the proceeds of a sale of participations therein shall be promptly remitted to the Administrative Agent; any such amounts received by the Administrative Agent shall be promptly remitted by the Administrative Agent to the Lenders that shall have made their payments pursuant to this paragraph and to the Swingline Lender, as their interests may appear; provided that any such payment so remitted shall be repaid to the Swingline Lender or to the Administrative Agent, as applicable, if and to the extent such payment is required to be refunded to the Borrower for any reason. The purchase of participations in a Swingline Loan pursuant to this paragraph shall not relieve the Borrower of any default in the payment thereof.

            ECTION 2.06 LETTERS OF CREDIT. (a) GENERAL. Subject to the terms and conditions set forth herein, the Borrower may request the issuance of Letters of Credit for its own account, in a form reasonably acceptable to the Administrative Agent and the Issuing Bank, at any time and from time to time during the Availability Period. In the event of any inconsistency between the terms and conditions of this Agreement and the terms and conditions of any form of letter of credit application or other agreement submitted by the Borrower to, or entered into by the Borrower with, the Issuing Bank relating to any Letter of Credit, the terms and conditions of this Agreement shall control. Each Letter of Credit shall provide that any payments thereunder shall be in Dollars.

            (b) NOTICE OF ISSUANCE, AMENDMENT, RENEWAL, EXTENSION; CERTAIN CONDITIONS. To request the issuance of a Letter of Credit (or the amendment, renewal or extension of an outstanding Letter of Credit), the Borrower shall hand deliver or telecopy (or transmit by electronic communication, if arrangements for doing so have been approved by the Issuing Bank) to the Issuing Bank and the Administrative Agent (reasonably in advance of the requested date of issuance, amendment, renewal or extension) a notice requesting the issuance of a Letter of Credit, or identifying the Letter of Credit to be amended, renewed or extended, and specifying the date of issuance, amendment, renewal or extension (which shall be a Business Day), the date on which such Letter of Credit is to expire (which shall comply with paragraph (c) of this Section), the amount of such Letter of Credit, the name and address of the beneficiary thereof and such other information as shall be necessary to prepare, amend, renew or extend such Letter of Credit. If requested by the Issuing Bank, the Borrower also shall submit a letter of credit application on the Issuing Bank's standard form in connection with any request for a Letter of Credit. A Letter of Credit shall be issued, amended, renewed or extended only if (and upon issuance, amendment, renewal or extension of each Letter of Credit the Borrower shall be deemed to represent and warrant that), after giving effect to such issuance, amendment, renewal or extension (i) the LC Exposure shall not exceed $10,000,000.00 and (ii) the total Revolving Credit Exposures shall not exceed the total Commitments.

            (c) EXPIRATION DATE. Each Letter of Credit shall expire at or prior to the close of business on the earlier of (i) the date one year after the date of the issuance of such Letter of Credit (or, in the case of any renewal or extension thereof, one year after such renewal or extension) and
(ii) the date that is five Business Days prior to the Maturity Date.

            (d) PARTICIPATIONS. By the issuance of a Letter of Credit (or an amendment to a Letter of Credit increasing the amount thereof) and without any further action on the part of the Issuing Bank or the Lenders, the Issuing Bank hereby grants to each Lender, and each Lender hereby acquires from the Issuing Bank, a participation in such Letter of Credit equal to such Lender's Applicable Percentage of the aggregate amount available to be drawn under such Letter of Credit. In consideration and in furtherance of the foregoing, each Lender hereby absolutely and unconditionally agrees to pay to the Administrative Agent, for the account of the Issuing Bank, such Lender's Applicable Percentage of each LC Disbursement made by the Issuing Bank and not reimbursed by the Borrower on the date due as provided in paragraph (e) of this Section, or of any reimbursement payment required to be refunded to the Borrower for any reason. Each Lender acknowledges and agrees that its obligation to acquire participations pursuant to this paragraph in respect of Letters of Credit is absolute and unconditional and shall not be affected by any circumstance whatsoever, including any amendment, renewal or extension of any Letter of Credit or the occurrence and continuance of a Default or reduction or termination of the Commitments, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever.

            (e) REIMBURSEMENT. If the Issuing Bank shall make any LC Disbursement in respect of a Letter of Credit, the Borrower shall reimburse such LC Disbursement by paying to the Administrative Agent an amount equal to such LC Disbursement not later than 12:00 noon, Chicago time, on the date that such LC Disbursement is made, if the Borrower shall have received notice of such LC Disbursement prior to 10:00 a.m., Chicago time, on such date, or, if such notice has not been received by the Borrower prior to such time on such date, then not later than 12:00 noon, Chicago time, on (i) the Business Day that the Borrower receives such notice, if such notice is received prior to 10:00 a.m., Chicago time, on the day of receipt, or (ii) the Business Day immediately following the day that the Borrower receives such notice, if such notice is not received prior to such time on the day of receipt; PROVIDED that, if such LC Disbursement is not less than $500,000, the Borrower may, subject to the conditions to borrowing set forth herein, request in accordance with Section 2.03 or 2.05 that such payment be financed with an ABR Revolving Loan or Swingline Loan in an equivalent amount and, to the extent so financed, the Borrower's obligation to make such payment shall be discharged and replaced by the resulting ABR Revolving Loan or Swingline Loan. If the Borrower fails to make such payment when due, the Administrative Agent shall notify each Lender of the applicable LC Disbursement, the payment then due from the Borrower in respect thereof and such Lender's Applicable Percentage thereof. Promptly following receipt of such notice, each Lender shall pay to the Administrative Agent its Applicable Percentage of the payment then due from the Borrower, in the same manner as provided in Section 2.07 with respect to Loans made by such Lender (and Section 2.07 shall apply, MUTATIS MUTANDIS, to the payment obligations of the Lenders), and the Administrative Agent shall promptly pay to the Issuing Bank the amounts so received by it from the Lenders. Promptly following receipt by the Administrative Agent of any payment from the Borrower pursuant to this paragraph, the Administrative Agent shall distribute such payment to the Issuing Bank or, to the extent that Lenders have made payments pursuant to this paragraph to reimburse the Issuing Bank, then to such Lenders and the Issuing Bank as their interests may appear. Any payment made by a Lender pursuant to this paragraph to reimburse the Issuing Bank for any LC Disbursement (other than the funding of ABR Revolving Loans or a Swingline Loan as contemplated above) shall not constitute a Loan and shall not relieve the Borrower of its obligation to reimburse such LC Disbursement.

           (f) OBLIGATIONS ABSOLUTE. The Borrower's obligation to reimburse LC Disbursements as provided in paragraph (e) of this Section shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement under any and all circumstances whatsoever and irrespective of (i) any lack of validity or enforceability of any Letter of Credit or this Agreement, or any term or provision therein, (ii) any draft or other document presented under a Letter of Credit proving to be forged, fraudulent or invalid in any respect or any statement therein being untrue or inaccurate in any respect, (iii) payment by the Issuing Bank under a Letter of Credit against presentation of a draft or other document that does not comply with the terms of such Letter of Credit, or (iv) any other event or circumstance whatsoever, whether or not similar to any of the foregoing, that might, but for the provisions of this Section, constitute a legal or equitable discharge of, or provide a right of setoff against, the Borrower's obligations hereunder. Neither the Administrative Agent, the Lenders nor the Issuing Bank, nor any of their Related Parties, shall have any liability or responsibility by reason of or in connection with the issuance or transfer of any Letter of Credit or any payment or failure to make any payment thereunder (irrespective of any of the circumstances referred to in the preceding sentence), or any error, omission, interruption, loss or delay in transmission or delivery of any draft, notice or other communication under or relating to any Letter of Credit (including any document required to make a drawing thereunder), any error in interpretation of technical terms or any consequence arising from causes beyond the control of the Issuing Bank; PROVIDED that the foregoing shall not be construed to excuse the Issuing Bank from liability to the Borrower to the extent of any direct damages (as opposed to consequential damages, claims in respect of which are hereby waived by the Borrower to the extent permitted by applicable law) suffered by the Borrower that are caused by the Issuing Bank's failure to exercise care when determining whether drafts and other documents presented under a Letter of Credit comply with the terms thereof. The parties hereto expressly agree that, in the absence of gross negligence or willful misconduct on the part of the Issuing Bank (as finally determined by a court of competent jurisdiction), the Issuing Bank shall be deemed to have exercised care in each such determination. In furtherance of the foregoing and without limiting the generality thereof, the parties agree that, with respect to documents presented which appear on their face to be in substantial compliance with the terms of a Letter of Credit, the Issuing Bank may, in its sole discretion, either accept and make payment upon such documents without responsibility for further investigation, regardless of any notice or information to the contrary, or refuse to accept and make payment upon such documents if such documents are not in strict compliance with the terms of such Letter of Credit.

           (g) DISBURSEMENT PROCEDURES. The Issuing Bank shall, promptly following its receipt thereof, examine all documents purporting to represent a demand for payment under a Letter of Credit. The Issuing Bank shall promptly notify the Administrative Agent and the Borrower by telephone (confirmed by telecopy) of such demand for payment and whether the Issuing Bank has made or will make an LC Disbursement thereunder; PROVIDED that any failure to give or delay in giving such notice shall not relieve the Borrower of its obligation to reimburse the Issuing Bank and the Lenders with respect to any such LC Disbursement. All LC Disbursements shall be made in Dollars.

            (h) INTERIM INTEREST. If the Issuing Bank shall make any LC Disbursement, then, unless the Borrower shall reimburse such LC Disbursement in full on the date such LC Disbursement is made, the unpaid amount thereof shall bear interest, for each day from and including the date such LC Disbursement is made to but excluding the date that the Borrower reimburses such LC Disbursement, at the rate per annum then applicable to ABR Revolving Loans; PROVIDED that, if the Borrower fails to reimburse such LC Disbursement when due pursuant to paragraph (e) of this Section, then Section 2.13(c) shall apply. Interest accrued pursuant to this paragraph shall be for the account of the Issuing Bank, except that interest accrued on and after the date of payment by any Lender pursuant to paragraph (e) of this Section to reimburse the Issuing Bank shall be for the account of such Lender to the extent of such payment.

            (i) REPLACEMENT OF THE ISSUING BANK. The Issuing Bank may be replaced at any time by written agreement among the Borrower, the Administrative Agent, the replaced Issuing Bank and the successor Issuing Bank. The Administrative Agent shall notify the Lenders of any such replacement of the Issuing Bank. At the time any such replacement shall become effective, the Borrower shall pay all unpaid fees accrued for the account of the replaced Issuing Bank pursuant to Section 2.12(b). From and after the effective date of any such replacement, (i) the successor Issuing Bank shall have all the rights and obligations of the Issuing Bank under this Agreement with respect to Letters of Credit to be issued thereafter and (ii) references herein to the term "Issuing Bank" shall be deemed to refer to such successor or to any previous Issuing Bank, or to such successor and all previous Issuing Banks, as the context shall require. After the replacement of an Issuing Bank hereunder, the replaced Issuing Bank shall remain a party hereto and shall continue to have all the rights and obligations of an Issuing Bank under this Agreement with respect to Letters of Credit issued by it prior to such replacement, but shall not be required to issue additional Letters of Credit.

            (j) CASH COLLATERALIZATION. If any Event of Default shall occur and be continuing, on the Business Day that the Borrower receives notice from the Administrative Agent or the Required Lenders (or, if the maturity of the Loans has been accelerated, Lenders with LC Exposure representing at least 51% of the total LC Exposure) demanding the deposit of cash collateral pursuant to this paragraph, the Borrower shall deposit in an account with the Administrative Agent, in the name of the Administrative Agent and for the benefit of the Lenders, an amount in cash equal to the LC Exposure as of such date plus any accrued and unpaid interest thereon; PROVIDED that the obligation to deposit such cash collateral shall become effective immediately, and such deposit shall become immediately due and payable, without demand or other notice of any kind, upon the occurrence of any Event of Default with respect to the Borrower described in clause (h) or (i) of Article VII. Such deposit shall be held by the Administrative Agent as collateral for the payment and performance of the obligations of the Borrower under this Agreement. The Administrative Agent shall have exclusive dominion and control, including the exclusive right of withdrawal, over such account.
Other than any interest earned on the investment of such deposits, which investments shall be made at the option and sole discretion of the Administrative Agent and at the Borrower's risk and expense, such deposits shall not bear interest. Interest or profits, if any, on such investments shall accumulate in such account. Moneys in such account shall be applied by the Administrative Agent to reimburse the Issuing Bank for LC Disbursements for which it has not been reimbursed and, to the extent not so applied, shall be held for the satisfaction of the reimbursement obligations of the Borrower for the LC Exposure at such time or, if the maturity of the Loans has been accelerated (but subject to the consent of Lenders with LC Exposure representing at least 51% of the total LC Exposure), be applied to satisfy other obligations of the Borrower under this Agreement. If the Borrower is required to provide an amount of cash collateral hereunder as a result of the occurrence of an Event of Default, such amount (to the extent not applied as aforesaid) shall be returned to the Borrower within three Business Days after all Events of Default have been cured or waived.

            SECTION 2.07 FUNDING OF BORROWINGS. (a) On the proposed date of each Borrowing, each Lender shall make available its Loan or Loans, if any,
(i) if such Loan is denominated in Dollars, not later than 12:00 noon, Chicago time, in Federal or other funds immediately available to the Administrative Agent, in Chicago, Illinois, to the account of the Administrative Agent most recently designated by it for such purpose by notice to the Lenders, and (ii) if such Loan is denominated in an Agreed Currency other than Dollars, not later than 12:00 noon, local time, in the city of the Administrative Agent's Eurocurrency Payment Office for such currency, in such funds as may then be customary for the settlement of international transactions in such currency in the city of and at the address of the Administrative Agent's Eurocurrency Payment Office for such currency. Unless the Administrative Agent determines that any applicable condition specified in Article IV has not been satisfied, the Administrative Agent will make the funds so received from the Lenders available to the Borrower to an account of the Borrower maintained with one of the Lenders and designated by the Borrower in the applicable Borrowing Request; PROVIDED that ABR Revolving Loans made to finance the reimbursement of an LC Disbursement as provided in Section 2.06(e) shall be remitted by the Administrative Agent to the Issuing Bank. Notwithstanding the foregoing provisions of this Section 2.07, to the extent that a Loan made by a Lender matures on the same date of a Borrowing hereunder, such Lender shall apply the proceeds of the Loan it is then making to the repayment of principal of the maturing Loan. Further, notwithstanding the foregoing provisions of this
Section 2.07, Swingline Loans shall be made as provided in Section 2.05.

            (b) Unless the Administrative Agent shall have received notice from a Lender prior to the proposed date of any Borrowing that such Lender will not make available to the Administrative Agent such Lender's share of such Borrowing, the Administrative Agent may assume that such Lender has made such share available on such date in accordance with paragraph (a) of this Section and may, in reliance upon such assumption, make available to the Borrower a corresponding amount. In such event, if a Lender has not in fact made its share of the applicable Borrowing available to the Administrative Agent, then the applicable Lender and the Borrower severally agree to pay to the Administrative Agent forthwith on demand such corresponding amount with interest thereon, for each day from and including the date such amount is made available to the Borrower to but excluding the date of payment to the Administrative Agent, at (i) in the case of such Lender, the greater of the Federal Funds Effective Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation or (ii) in the case of the Borrower, the interest rate applicable to ABR Loans. If such Lender pays such amount to the Administrative Agent, then such amount shall constitute such Lender's Loan included in such Borrowing.

            SECTION 2.08 INTEREST ELECTIONS. (a) Each Revolving Borrowing initially shall be of the Type specified in the applicable Borrowing Request and, in the case of a Eurocurrency Revolving Borrowing, shall have an initial Interest Period as specified in such Borrowing Request. Thereafter, the Borrower may elect to convert such Borrowing to a different Type or to continue such Borrowing and, in the case of a Eurocurrency Revolving Borrowing, may elect the same or different Interest Periods therefor or the same or different Agreed Currency, all as provided in this Section; provided, however, that any conversion of any Eurocurrency Borrowing shall be made on, and only on, the last day of the Interest Period applicable thereto. The Borrower may elect different options with respect to different portions of the affected Borrowing, in which case each such portion shall be allocated ratably among the Lenders holding the Loans comprising such Borrowing, and the Loans comprising each such portion shall be considered a separate Borrowing. This Section shall not apply to Swingline Borrowings, which may not be converted or continued.

            (b) To make an election pursuant to this Section, the Borrower shall notify the Administrative Agent of such election by telephone by the time that a Borrowing Request would be required under Section 2.03 if the Borrower were requesting a Revolving Borrowing of the Type resulting from such election to be made on the effective date of such election. Each such telephonic Interest Election Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Interest Election Request in a form approved by the Administrative Agent and signed by the Borrower.

            (c) Each telephonic and written Interest Election Request shall specify the following information in compliance with Section 2.02:

            (i) the Borrowing to which such Interest Election Request applies and, if different options are being elected with respect to different portions thereof, the portions thereof to be allocated to each resulting Borrowing (in which case the information to be specified pursuant to clauses (iii) and (iv) below shall be specified for each resulting Borrowing);

            (ii) the effective date of the election made pursuant to such Interest Election Request, which shall be a Business Day;

            (iii) whether the resulting Borrowing is to be an ABR Borrowing or a Eurocurrency Borrowing; and

            (iv) if the resulting Borrowing is a Eurocurrency Borrowing, the Agreed Currency to be applicable thereto and the Interest Period to be applicable thereto, which shall be a period contemplated by the definition of the term "Interest Period".

If any such Interest Election Request requests a Eurocurrency Borrowing but does not specify an Interest Period, then the Borrower shall be deemed to have selected an Interest Period of one month's duration.

            (d) Promptly following receipt of an Interest Election Request, the Administrative Agent shall advise each Lender of the details thereof and of such Lender's portion of each resulting Borrowing.

            (e) If the Borrower fails to deliver a timely Interest Election Request with respect to a Eurocurrency Revolving Borrowing prior to the end of the Interest Period applicable thereto, then, unless such Borrowing is repaid as provided herein, at the end of such Interest Period such Borrowing, if denominated in Dollars, shall be converted to an ABR Borrowing, or, if denominated in an Agreed Currency other than Dollars, shall automatically continue as a Eurocurrency Borrowing in the same Agreed Currency with an Interest Period of one month. Notwithstanding any contrary provision hereof, if an Event of Default has occurred and is continuing and the Administrative Agent, at the request of the Required Lenders, so notifies the Borrower, then, so long as an Event of Default is continuing (i) no outstanding Revolving Borrowing may be converted to or continued as a Eurocurrency Revolving Borrowing and (ii) unless repaid, each Eurocurrency Revolving Borrowing shall be converted to an ABR Borrowing at the end of the Interest Period applicable thereto.

            SECTION 2.09 TERMINATION AND REDUCTION OF COMMITMENTS. (a) Unless previously terminated, the Commitments shall terminate on the Maturity Date.

            (b) The Borrower may at any time terminate, or from time to time reduce, the Commitments; PROVIDED that (i) each reduction of the Commitments shall be in an amount that is an integral multiple of $5,000,000.00 and not less than $5,000,000.00 (or the Approximate Equivalent Amount if denominated in an Agreed Currency other than Dollars) and (ii) the Borrower shall not terminate or reduce the Commitments if, after giving effect to any concurrent prepayment of the Loans in accordance with Section 2.11, the aggregate outstanding principal Dollar Amount of the Revolving Credit Exposure would exceed the total Commitments.

            (c) The Borrower shall notify the Administrative Agent of any election to terminate or reduce the Commitments under paragraph (b) of this Section at least three Business Days prior to the effective date of such termination or reduction, specifying such election and the effective date thereof. Promptly following receipt of any notice, the Administrative Agent shall advise the Lenders of the contents thereof. Each notice delivered by the Borrower pursuant to this Section shall be irrevocable; PROVIDED that a notice of termination of the Commitments delivered by the Borrower may state that such notice is conditioned upon the effectiveness of other credit facilities, in which case such notice may be revoked by the Borrower (by notice to the Administrative Agent on or prior to the specified effective date) if such condition is not satisfied. Any termination or reduction of the Commitments shall be permanent. Each reduction of the Commitments shall be made ratably among the Lenders in accordance with their respective Commitments.

            SECTION 2.10 REPAYMENT OF LOANS; EVIDENCE OF DEBT. (a) The Borrower hereby unconditionally promises to pay (i) to the Administrative Agent for the account of each Lender the then unpaid principal amount of each Revolving Loan on the Maturity Date, and (ii) to the Swingline Lender the then unpaid principal amount of each Swingline Loan on the earlier of the Maturity Date and the date that is fifteen (15) Business Days after such Swingline Loan is made; PROVIDED that on each date that a Revolving Borrowing is made, the Borrower shall repay all Swingline Loans then outstanding.

            (b) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the Debt of the Borrower to such Lender resulting from each Loan made by such Lender, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder.

            (c) The Administrative Agent shall maintain accounts in which it shall record (i) the amount of each Loan made hereunder, the Class and Type thereof and, if applicable, the Interest Period and Agreed Currency applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder and
(iii) the amount of any sum received by the Administrative Agent hereunder for the account of the Lenders and each Lender's share thereof.

            (d) The entries made in the accounts maintained pursuant to paragraph (b) or (c) of this Section shall be PRIMA FACIE evidence of the existence and amounts of the obligations recorded therein; PROVIDED that the failure of any Lender or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Loans in accordance with the terms of this Agreement.

            (e) Any Lender may request that Loans made by it be evidenced by a promissory note. In such event, the Borrower shall prepare, execute and deliver to such Lender a promissory note payable to the order of such Lender (or, if requested by such Lender, to such Lender and its registered assigns) and in a form approved by the Administrative Agent. Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 9.04) be represented by one or more promissory notes in such form payable to the order of the payee named therein (or, if such promissory note is a registered note, to such payee and its registered assigns).

            SECTION 2.11 PREPAYMENT OF LOANS. (a) Subject to prior notice in accordance with paragraph (b) of this Section, the Borrower may from time to time prepay, without penalty or premium, all outstanding ABR Borrowings, or, in a minimum aggregate amount of $5,000,000, any portion of the outstanding ABR Borrowings, and may from time to time prepay, subject to the payment of any break funding amounts required by Section 2.16 but without penalty or premium, all outstanding Eurocurrency Borrowings, or, in a minimum aggregate amount of $5,000,000 or any integral multiple of $1,000,000 in excess thereof (or the Approximate Equivalent Amount if denominated in an Agreed Currency other than Dollars), any portion of the outstanding Eurocurrency Borrowings.

            (b) The Borrower shall notify the Administrative Agent (and, in the case of prepayment of a Swingline Loan, the Swingline Lender) by telephone (confirmed by telecopy) of any prepayment hereunder (i) in the case of prepayment of a Eurocurrency Revolving Borrowing, not later than 11:00 a.m., Chicago time, three Business Days before the date of prepayment, or (ii) in the case of prepayment of an ABR Revolving Borrowing, not later than 11:00 a.m., Chicago time, one Business Day before the date of prepayment, or (iii) in the case of prepayment of a Swingline Loan, not later than 12:00 noon, Chicago time, on the date of prepayment. Each such notice shall be irrevocable and shall specify the prepayment date and the principal amount of each Borrowing or portion thereof to be prepaid; PROVIDED that, if a notice of prepayment is given in connection with a conditional notice of termination of the Commitments as contemplated by Section 2.09, then such notice of prepayment may be revoked if such notice of termination is revoked in accordance with Section 2.09. Promptly following receipt of any such notice relating to a Revolving Borrowing, the Administrative Agent shall advise the Lenders of the contents thereof. Each prepayment of a Revolving Borrowing shall be applied ratably to the Loans included in the prepaid Borrowing. Prepayments shall be accompanied by accrued interest to the extent required by
Section 2.13.

            SECTION 2.12 FEES. (a) The Borrower agrees to pay to the Administrative Agent for the account of each Lender a fee (the "Facility Fee"), which shall accrue at the Applicable Fee Rate on the daily amount of the Commitment of such Lender (whether used or unused) during the period from and including the Effective Date to but excluding the date on which such Commitment terminates; PROVIDED that, if such Lender continues to have any Revolving Credit Exposure after its Commitment terminates, then such Facility Fee shall continue to accrue on the daily amount of such Lender's Revolving Credit Exposure from and including the date on which its Commitment terminates to but excluding the date on which such Lender ceases to have any Revolving Credit Exposure. Accrued Facility Fees shall be payable in arrears on the last day of March, June, September and December of each year and on the date on which the Commitments terminate, commencing on the first such date to occur after the date hereof; PROVIDED that any Facility Fees accruing after the date on which the Commitments terminate shall be payable on demand. All Facility Fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day). For purposes of calculating the Facility Fee hereunder, the principal amount of each Borrowing made in an Agreed Currency other than

Dollars shall be at any time the Dollar Amount of such Borrowing as determined on the most recent Computation Date with respect to such Borrowing.

            (b) The Borrower agrees to pay (i) to the Administrative Agent for the account of each Lender a participation fee with respect to its participations in Letters of Credit, which shall accrue at the same Applicable Margin used to determine the interest rate applicable to Eurocurrency Revolving Loans on the average daily amount of such Lender's LC Exposure (excluding any portion thereof attributable to unreimbursed LC Disbursements) during the period from and including the Effective Date to but excluding the later of the date on which such Lender's Commitment terminates and the date on which such Lender ceases to have any LC Exposure, and (ii) to the Issuing Bank a fronting fee, which shall accrue at the rate of 0.1% per annum on the average daily amount of the LC Exposure (excluding any portion thereof attributable to unreimbursed LC Disbursements) during the period from and including the Effective Date to but excluding the later of the date of termination of the Commitments and the date on which there ceases to be any LC Exposure, as well as the Issuing Bank's standard fees with respect to the issuance, amendment, renewal or extension of any Letter of Credit or processing of drawings thereunder. Participation fees and fronting fees accrued through and including the last day of March, June, September and December of each year shall be payable on the third Business Day following such last day, commencing on the first such date to occur after the Effective Date; PROVIDED that all such fees shall be payable on the date on which the Commitments terminate and any such fees accruing after the date on which the Commitments terminate shall be payable on demand. Any other fees payable to the Issuing Bank pursuant to this paragraph shall be payable within 10 days after demand. All participation fees and fronting fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

            (c) The Borrower agrees to pay to the Administrative Agent, for its own account, fees payable in the amounts and at the times separately agreed upon between the Borrower and the Administrative Agent.

            (d) All fees payable hereunder shall be paid on the dates due, in immediately available funds, to the Administrative Agent (or to the Issuing Bank, in the case of fees payable to it) for distribution, in the case of Facility Fees and participation fees, to the Lenders. Fees paid shall not be refundable under any circumstances.

            SECTION 2.13 INTEREST. (a) The Loans comprising each ABR Borrowing (including each Swingline Loan) shall bear interest at the Alternate Base Rate.

            (b) The Loans comprising each Eurocurrency Borrowing shall bear interest at the Eurocurrency Rate for the Interest Period in effect for such Borrowing.

            (c) Notwithstanding the foregoing, during the continuance of an Event of Default the Required Lenders may, at their option, by notice to the Borrower declare that (i) each Eurocurrency Loan shall bear interest for the remainder of the applicable Interest Period at the rate otherwise applicable to such Interest Period plus 2% per annum and (ii) each ABR Loan shall bear interest at a rate per annum equal to the Alternate Base Rate in effect from time to time plus 2% per annum, PROVIDED that, during the continuance of an Event of Default under Section 7.01(h) or (i), the interest rates set forth in clauses (i) and (ii) above shall be applicable to all Loans without any election or action on the part of the Administrative Agent or any Lender.

            (d) Accrued interest on each Loan shall be payable in arrears on each Interest Payment Date for such Loan and upon termination of the Commitments; PROVIDED that (i) interest accrued pursuant to paragraph (c) of this Section shall be payable on demand, (ii) in the event of any repayment or prepayment of any Loan (other than a prepayment of an ABR Revolving Loan prior to the end of the Availability Period), accrued interest on the principal amount repaid or prepaid shall be payable on the date of such repayment or prepayment and (iii) in the event of any conversion of any Eurocurrency Revolving Loan prior to the end of the current Interest Period therefor, accrued interest on such Loan shall be payable on the effective date of such conversion.

            (e) All interest hereunder shall be computed on the basis of a year of 360 days, except that interest computed by reference to the Alternate Base Rate at times when the Alternate Base Rate is based on the Prime Rate shall be computed on the basis of a year of 365 days (or 366 days in a leap year), and in each case shall be payable for the actual number of days elapsed (including the first day but excluding the last day). The applicable Alternate Base Rate or Eurocurrency Rate shall be determined by the Administrative Agent, and such determination shall be conclusive absent manifest error.

            SECTION 2.14 ALTERNATE RATE OF INTEREST. If prior to the commencement of any Interest Period for a Eurocurrency Borrowing:

            (a) the Administrative Agent determines (which determination shall be conclusive absent manifest error) that adequate and reasonable means do not exist for ascertaining the Eurocurrency Reference Rate for such Interest Period; or

            (b) the Administrative Agent is advised by the Required Lenders that the Eurocurrency Rate for such Interest Period will not adequately and fairly reflect the cost to such Lenders (or Lender) of making or maintaining their Loans (or its Loan) included in such Borrowing for such Interest Period;

then the Administrative Agent shall give notice thereof to the Borrower and the Lenders by telephone or telecopy as promptly as practicable thereafter and, until the Administrative Agent notifies the Borrower and the Lenders that the circumstances giving rise to such notice no longer exist, (i) any Interest Election Request that requests the conversion of any Revolving Borrowing to, or continuation of any Revolving Borrowing as, a Eurocurrency Borrowing shall be ineffective, and (ii) if any Borrowing Request requests a Eurocurrency Borrowing, such Borrowing shall be made as an ABR Borrowing; PROVIDED that if the circumstances giving rise to such notice affect only one Type of Borrowings, then the other Type of Borrowings shall be permitted.

            SECTION 2.15  INCREASED COSTS.  (a)  If any Change in Law shall:

            (i) impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender (except any such reserve requirement reflected in the Eurocurrency Rate) or the Issuing Bank; or

            (ii) impose on any Lender or the Issuing Bank or the London interbank market any other condition affecting this Agreement or Eurocurrency Loans made by such Lender or any Letter of Credit or participation therein;

and the result of any of the foregoing shall be to increase the cost to such Lender of making or maintaining any Eurocurrency Loan (or of maintaining its obligation to make any such Loan) or to increase the cost to such Lender or the Issuing Bank of participating in, issuing or maintaining any Letter of Credit or to reduce the amount of any sum received or receivable by such Lender or the Issuing Bank hereunder (whether of principal, interest or otherwise), then the Borrower will pay to such Lender or the Issuing Bank, as the case may be, such additional amount or amounts as will compensate such Lender or the Issuing Bank, as the case may be, for such additional costs incurred or reduction suffered.

            (b) If any Lender or the Issuing Bank determines that any Change in Law regarding capital requirements has or would have the effect of reducing the rate of return on such Lender's or the Issuing Bank's capital or on the capital of such Lender's or the Issuing Bank's holding company, if any, as a consequence of this Agreement or the Loans made by, or participations in Letters of Credit held by, such Lender, or the Letters of Credit issued by the Issuing Bank, to a level below that which such Lender or the Issuing Bank or such Lender's or the Issuing Bank's holding company could have achieved but for such Change in Law (taking into consideration such Lender's or the Issuing Bank's policies and the policies of such Lender's or the Issuing Bank's holding company with respect to capital adequacy), then from time to time the Borrower will pay to such Lender or the Issuing Bank, as the case may be, such additional amount or amounts as will compensate such Lender or the Issuing Bank or such Lender's or the Issuing Bank's holding company for any such reduction suffered. "Change in Law regarding capital requirements", as used herein, means (i) any change after the date of this Agreement in the Risk-Based Capital Guidelines or (ii) any adoption of or change in any other law, governmental or quasi-governmental rule, regulation, policy, guideline, interpretation, or directive (whether or not having the force of law) after the date of this Agreement which affects the amount of capital required or expected to be maintained by any Lender or the Issuing Bank or any Lender's or the Issuing Bank's holding company. "Risk-Based Capital Guidelines" means (i) the risk-based capital guidelines in effect in the United States on the date of this Agreement, including transition rules, and (ii) the corresponding capital regulations promulgated by regulatory authorities outside the United States implementing the July 1988 report of the Basle Committee on Banking Regulation and Supervisory Practices Entitled "International Convergence of Capital Measurements and Capital Standards," including transition rules, and any amendments to such regulations adopted prior to the date of this Agreement.

            (c) A certificate of a Lender or the Issuing Bank setting forth the amount or amounts necessary to compensate such Lender or the Issuing Bank or its holding company, as the case may be, as specified in paragraph (a) or
(b) of this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay such Lender or the Issuing Bank, as the case may be, the amount shown as due on any such certificate within 10 days after receipt thereof.

            (d) Failure or delay on the part of any Lender or the Issuing Bank to demand compensation pursuant to this Section shall not constitute a waiver of such Lender's or the Issuing Bank's right to demand such compensation; PROVIDED that the Borrower shall not be required to compensate a Lender or the Issuing Bank pursuant to this Section for any increased costs or reductions incurred more than 90 days prior to the date that such Lender or the Issuing Bank, as the case may be, notifies the Borrower of the Change in Law giving rise to such increased costs or reductions and of such Lender's or the Issuing Bank's intention to claim compensation therefor; PROVIDED FURTHER that, if the Change in Law giving rise to such increased costs or reductions is retroactive, then the 90-day period referred to above shall be extended to include the period of retroactive effect thereof.

            SECTION 2.16 BREAK FUNDING PAYMENTS. In the event of (a) the payment of any principal of any Eurocurrency Loan other than on the last day of an Interest Period applicable thereto (including as a result of an Event of Default), (b) the conversion of any Eurocurrency Loan other than on the last day of the Interest Period applicable thereto, (c) the failure to borrow, convert, continue or prepay any Eurocurrency Loan on the date specified in any notice delivered pursuant hereto (regardless of whether such notice may be revoked under Section 2.11(b) and is revoked in accordance therewith), or
(d) the assignment of any Eurocurrency Loan other than on the last day of the Interest Period applicable thereto as a result of a request by the Borrower pursuant to Section 2.19, then, in any such event, the Borrower shall compensate each Lender for the loss, cost and expense attributable to such event. In the case of a Eurocurrency Loan, such loss, cost or expense to any Lender shall be deemed to include an amount determined by such Lender to be the excess, if any, of (i) the amount of interest which would have accrued on the principal amount of such Loan had such event not occurred, at the Eurocurrency Rate that would have been applicable to such Loan, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert or continue, for the period that would have been the Interest Period for such Loan), over
(ii) the amount of interest which would accrue on such principal amount for such period at the interest rate which such Lender would bid were it to bid, at the commencement of such period, for dollar deposits of a comparable amount and period from other banks in the eurocurrency market. A certificate of any Lender setting forth any amount or amounts that such Lender is entitled to receive pursuant to this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay such Lender the amount shown as due on any such certificate within 10 days after receipt thereof.

            SECTION 2.17 TAXES. (a) Any and all payments by or on account of any obligation of the Borrower hereunder shall be made free and clear of and without deduction for any Indemnified Taxes or Other Taxes; PROVIDED that if the Borrower shall be required to deduct any Indemnified Taxes or Other Taxes from such payments, then (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) the Administrative Agent, Lender or the Issuing Bank (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made,
(ii) the Borrower shall make such deductions and (iii) the Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

            (b) In addition, the Borrower shall pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law.

            (c) The Borrower shall indemnify the Administrative Agent, each Lender, and the Issuing Bank, within 10 days after written demand therefor, for the full amount of any Indemnified Taxes or Other Taxes paid by the Administrative Agent, such Lender or the Issuing Bank, as the case may be, on or with respect to any payment by or on account of any obligation of the Borrower hereunder (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this Section) and any penalties, interest and reasonable expenses arising therefrom or with respect thereto, whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to the Borrower by a Lender, or the Issuing Bank, or by the Administrative Agent on its own behalf or on behalf of a Lender or the Issuing Bank, shall be conclusive absent manifest error.

            (d) As soon as practicable after any payment of Indemnified Taxes or Other Taxes by the Borrower to a Governmental Authority, the Borrower shall deliver to the Administrative Agent the original or a certified copy of a receipt issued by such Governmental Authority evidencing such payment, a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Administrative Agent.

            (e) Any Foreign Lender that is entitled to an exemption from or reduction of withholding tax under the law of the jurisdiction in which the Borrower is located, or any treaty to which such jurisdiction is a party, with respect to payments under this Agreement shall deliver to the Borrower (with a copy to the Administrative Agent), at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law or reasonably requested by the Borrower as will permit such payments to be made without withholding or at a reduced rate.

            (f) If the Administrative Agent or a Lender determines, in its sole discretion, that it has received a refund of any Taxes or Other Taxes as to which it has been indemnified by the Borrower or with respect to which the Borrower has paid additional amounts pursuant to this Section 2.17, it shall pay over such refund to the Borrower (but only to the extent of indemnity payments made, or additional amounts paid, by the Borrower under this Section
2.17 with respect to the Taxes or Other Taxes giving rise to such refund), net of all out-of-pocket expenses of the Administrative Agent or such Lender and without interest (other than any interest paid by the relevant Governmental

Authority with respect to such refund); provided, that the Borrower, upon the request of the Administrative Agent or such Lender, agrees to repay the amount paid over to the Borrower (plus any penalties, interest or other charges imposed by the relevant Governmental Authority) to the Administrative Agent or such Lender in the event the Administrative Agent or such Lender is required to repay such refund to such Governmental Authority. This Section shall not be construed to require the Administrative Agent or any Lender to make available its tax returns (or any other information relating to its taxes which it deems confidential) to the Borrower or any other Person.

            SECTION 2.18 PAYMENTS GENERALLY; PRO RATA TREATMENT; SHARING OF SET-OFFS. (a) (i) Each Loan shall be repaid and each payment of interest thereon shall be paid in the currency in which such Loan was made or, where such currency has converted to the Euro, in the Euro. The Borrower shall make each payment required to be made by it hereunder (whether of principal, interest, fees or reimbursement of LC Disbursements, or of amounts payable under Section 2.15, 2.16 or 2.17, or otherwise) prior to 12:00 noon, Chicago time, on the date when due, in immediately available funds, without set-off or counterclaim. Any amounts received after such time on any date may, in the discretion of the Administrative Agent, be deemed to have been received on the next succeeding Business Day for purposes of calculating interest thereon.
All such payments shall be made to the Administrative Agent at its offices at One Summit Square, Fort Wayne, Indiana, except payments to be made directly to the Issuing Bank or Swingline Lender as expressly provided herein and except that payments pursuant to Sections 2.15, 2.16, 2.17 and 9.03 shall be made directly to the Persons entitled thereto, and except that all payments to be made by the Borrower hereunder in any currency other than Dollars shall be made in such currency on the date due in such funds as may then be customary for the settlement of international transactions in such currency for the account of the Administrative Agent, at its Eurocurrency Payment Office for such currency and shall be applied ratably by the Administrative Agent among the Lenders. Each payment delivered to the Administrative Agent for the account of any Lender shall be delivered promptly by the Administrative Agent to such Lender in the same type of funds that the Administrative Agent received at, (a) with respect to ABR Loans and Eurocurrency Loans denominated in Dollars, its address specified in the Administrative Questionnaire or at any address specified in a notice received by the Administrative Agent from such Lender and (b) with respect to Eurocurrency Loans denominated in an Agreed Currency other than Dollars, in the funds received from the Borrower at the address of the Administrative Agent's Eurocurrency Payment Office for such currency. The Administrative Agent is hereby authorized to charge any account of the Borrower maintained with Bank One or any of its Affiliates for each payment of principal, interest and fees as it becomes due hereunder. If any payment hereunder shall be due on a day that is not a Business Day, the date for payment shall be extended to the next succeeding Business Day, and, in the case of any payment accruing interest, interest thereon shall be payable for the period of such extension.

            (ii) Notwithstanding the foregoing provisions of this Section, if, after the making of any Loan in any currency other than Dollars, currency control or exchange regulations are imposed in the country which issues such currency with the result that the type of currency in which the Loan was made (the "Original Currency") no longer exists or the Borrower is not able to make payment to the Administrative Agent for the account of the Lenders in such Original Currency, then all payments to be made by the Borrower hereunder in such currency shall instead be made when due in Dollars in an amount equal to the Dollar Amount (as of the date of repayment) of such payment due, it being the intention of the parties hereto that the Borrower take all risks of the imposition of any such currency control or exchange regulations.

            (b) If at any time insufficient funds are received by and available to the Administrative Agent to pay fully all amounts of principal, unreimbursed LC Disbursements, interest and fees then due hereunder, such funds shall be applied (i) first, towards payment of interest and fees then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of interest and fees then due to such parties, and (ii) second, towards payment of principal and unreimbursed LC Disbursements then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of principal and unreimbursed LC Disbursements then due to such parties.

            (c) If any Lender shall, by exercising any right of set-off or counterclaim or otherwise, obtain payment in respect of any principal of or interest on any of its Revolving Loans or participations in LC Disbursements or Swingline Loans resulting in such Lender receiving payment of a greater proportion of the aggregate amount of its Revolving Loans and participations in LC Disbursements and Swingline Loans and accrued interest thereon than the proportion received by any other Lender, then the Lender receiving such greater proportion shall purchase (for cash at face value) participations in the Revolving Loans and participations in LC Disbursements and Swingline Loans of other Lenders to the extent necessary so that the benefit of all such payments shall be shared by the Lenders ratably in accordance with the aggregate amount of principal of and accrued interest on their respective Revolving Loans and participations in LC Disbursements and Swingline Loans; PROVIDED that (i) if any such participations are purchased and all or any portion of the payment giving rise thereto is recovered, such participations shall be rescinded and the purchase price restored to the extent of such recovery, without interest, and (ii) the provisions of this paragraph shall not be construed to apply to any payment made by the Borrower pursuant to and in accordance with the express terms of this Agreement or any payment obtained by a Lender as consideration for the assignment of or sale of a participation in any of its Loans or participations in LC Disbursements to any assignee or participant, other than to the Borrower or any Subsidiary or Affiliate thereof (as to which the provisions of this paragraph shall apply). The Borrower consents to the foregoing and agrees, to the extent it may effectively do so under applicable law, that any Lender acquiring a participation pursuant to the foregoing arrangements may exercise against the Borrower rights of set-off and counterclaim with respect to such participation as fully as if such Lender were a direct creditor of the Borrower in the amount of such participation.

            (d) Unless the Administrative Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Administrative Agent for the account of the Lenders or the Issuing Bank hereunder that the Borrower will not make such payment, the Administrative Agent may assume that the Borrower has made such payment on such date in accordance herewith and may, in reliance upon such assumption, distribute to the Lenders or the Issuing Bank, as the case may be, the amount due. In such event, if the Borrower has not in fact made such payment, then each of the Lenders or the Issuing Bank, as the case may be, severally agrees to repay to the Administrative Agent forthwith on demand the amount so distributed to such Lender or Issuing Bank with interest thereon, for each day from and including the date such amount is distributed to it to but excluding the date of payment to the Administrative Agent, at the greater of the Federal Funds Effective Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation.

            (e) If any Lender shall fail to make any payment required to be made by it pursuant to Section 2.05(c), 2.06(d) or (e), 2.07(b), 2.18(d) or 9.03(c), then the Administrative Agent may, in its discretion (notwithstanding any contrary provision hereof), apply any amounts thereafter received by the Administrative Agent for the account of such Lender to satisfy such Lender's obligations under such Sections until all such unsatisfied obligations are fully paid.

            SECTION 2.19   MITIGATION OBLIGATIONS; REPLACEMENT OF LENDERS.
(a) If any Lender requests compensation under Section 2.15, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.17, then such Lender shall use reasonable efforts to designate a different lending office for funding or booking its Loans hereunder or to assign its rights and obligations hereunder to another of its offices, branches or affiliates, if, in the judgment of such Lender, such designation or assignment (i) would eliminate or reduce amounts payable pursuant to Section 2.15 or 2.17, as the case may be, in the future and (ii) would not subject such Lender to any unreimbursed cost or expense and would not otherwise be disadvantageous to such Lender. The Borrower hereby agrees to pay all reasonable costs and expenses incurred by any Lender in connection with any such designation or assignment.

            (b) If any Lender requests compensation under Section 2.15, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.17, or if any Lender defaults in its obligation to fund Loans hereunder, then the Borrower may, at its sole expense and effort, upon notice to such Lender and the Administrative Agent, require such Lender to assign and delegate, without recourse (in accordance with and subject to the restrictions contained in Section 9.04), all its interests, rights and obligations under this Agreement to an assignee that shall assume such obligations (which assignee may be another Lender, if a Lender accepts such assignment); PROVIDED that (i) the Borrower shall have received the prior written consent of the Administrative Agent (and if a Commitment is being assigned, the Issuing Bank), which consent shall not unreasonably be withheld, (ii) such Lender shall have received payment of an amount equal to the outstanding principal of its Loans and participations in LC Disbursements and Swingline Loans, accrued interest thereon, accrued fees and all other amounts payable to it hereunder, from the assignee (to the extent of such outstanding principal and accrued interest and fees) or the Borrower (in the case of all other amounts) and (iii) in the case of any such assignment resulting from a claim for compensation under
Section 2.15 or payments required to be made pursuant to Section 2.17, such assignment will result in a reduction in such compensation or payments. A Lender shall not be required to make any such assignment and delegation if, prior thereto, as a result of a waiver by such Lender or otherwise, the circumstances entitling the Borrower to require such assignment and delegation cease to apply.

            SECTION 2.20 MARKET DISRUPTION. Notwithstanding the satisfaction of all conditions referred to in Article II and Article IV with respect to any Borrowing in any Agreed Currency other than Dollars, if there shall occur on or prior to the date of such Borrowing any change in national or international financial, political or economic conditions or currency exchange rates or exchange controls which would in the reasonable opinion of the Administrative Agent or the Required Lenders make it impracticable for the Eurocurrency Loans comprising such Borrowing to be denominated in the Agreed Currency specified by the Borrower, then the Administrative Agent shall forthwith give notice thereof to the Borrower and the Lenders, and such Loans shall not be denominated in such Agreed Currency but shall, except as otherwise set forth in Section 2.03(b), be made on the proposed date of such Borrowing in Dollars, in an aggregate principal amount equal to the Dollar Amount of the aggregate principal amount specified in the related Borrowing Request or Interest Election Request, as the case may be, as ABR Loans, unless the Borrower notifies the Administrative Agent at least one Business Day before such date that (i) it elects not to borrow on such date or (ii) it elects to borrow on such date in a different Agreed Currency, as the case may be, in which the denomination of such Loans would in the opinion of the Administrative Agent and the Required Lenders be practicable and in an aggregate principal amount equal to the Dollar Amount of the aggregate principal amount specified in the related Borrowing Request or Interest Election Request, as the case may be.

            SECTION 2.21 JUDGMENT CURRENCY. If for the purposes of obtaining judgment in any court it is necessary to convert a sum due from the Borrower hereunder in the currency expressed to be payable herein (the "specified currency") into another currency, the parties hereto agree, to the fullest extent that they may effectively do so, that the rate of exchange used shall be that at which in accordance with normal banking procedures the Administrative Agent could purchase the specified currency with such other currency at the Administrative Agent's main Chicago office on the Business Day preceding that on which final, non-appealable judgment is given. The obligations of the Borrower in respect of any sum due to any Lender or the Administrative Agent hereunder shall, notwithstanding any judgment in a currency other than the specified currency, be discharged only to the extent that on the Business Day following receipt by such Lender or the Administrative Agent (as the case may be) of any sum adjudged to be so due in such other currency such Lender or the Administrative Agent (as the case may be) may in accordance with normal, reasonable banking procedures purchase the specified currency with such other currency. If the amount of the specified currency so purchased is less than the sum originally due to such Lender or the Administrative Agent, as the case may be, in the specified currency, the Borrower agrees, to the fullest extent that it may effectively do so, as a separate obligation and notwithstanding any such judgment, to indemnify such Lender or the Administrative Agent, as the case may be, against such loss, and if the amount of the specified currency so purchased exceeds (a) the sum originally due to any Lender or the Administrative Agent, as the case may be, in the specified currency and (b) any amounts shared with other Lenders as a result of allocations of such excess as a disproportionate payment to such Lender under Section 2.18(c), such Lender or the Administrative Agent, as the case may be, agrees to remit such excess to the Borrower.

                                  ARTICLE III
                        Representations and Warranties
                        ------------------------------

            The Borrower represents and warrants to the Lenders that:
            SECTION 3.01 ORGANIZATION; POWERS. The Borrower is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its organization, and has all requisite power and authority to carry on its business as now conducted. Each Subsidiary is duly organized, validly existing, and in good standing under the laws of the jurisdiction of its organization and, except for the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, has all requisite power and authority to carry on its business as now conducted. Each of the Borrower and its Subsidiaries is qualified to do business in, and is in good standing in, every jurisdiction where such qualification is required except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

            SECTION 3.02 AUTHORIZATION; ENFORCEABILITY. The Transactions are within the Borrower's corporate powers and have been duly authorized by all necessary corporate and, if required, stockholder action. This Agreement has been duly executed and delivered by the Borrower and constitutes a legal, valid and binding obligation of the Borrower, enforceable in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium or other laws affecting creditors' rights generally and subject to general principles of equity, regardless of whether considered in a proceeding in equity or at law.

            SECTION 3.03 GOVERNMENTAL APPROVALS; NO CONFLICTS. The Transactions (a) do not require any consent or approval of, registration or filing with, or any other action by, any Governmental Authority, except such as have been obtained or made and are in full force and effect, (b) will not violate any applicable law or regulation or the charter, by-laws or other organizational documents of the Borrower or any of its Subsidiaries or any order of any Governmental Authority, (c) will not violate or result in a default under any indenture, agreement or other instrument binding upon the Borrower or any of its Subsidiaries or its assets, or give rise to a right thereunder to require any payment to be made by the Borrower or any of its Subsidiaries, and (d) will not result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries.

            SECTION 3.04  FINANCIAL CONDITION; NO MATERIAL ADVERSE CHANGE.
(a) The Borrower has heretofore furnished to the Lenders its consolidated balance sheet and statements of income, stockholders equity and cash flows (i) as of and for the fiscal year ended January 3, 2004, reported on by Deloitte & Touche LLP, independent public accountants, and (ii) as of and for the fiscal quarter and the portion of the fiscal year ended July 3, 2004, certified by its chief financial officer. Such financial statements present fairly, in all material respects, the financial position and results of operations and cash flows of the Borrower and its consolidated Subsidiaries as of such dates and for such periods in accordance with GAAP, subject to year-end audit adjustments and the absence of footnotes in the case of the statements referred to in clause (ii) above.

            (b) Since January 3, 2004, there has been no event, act, condition or occurrence having a Material Adverse Effect.

         SECTION 3.05 PROPERTIES. (a) Each of the Borrower and its Subsidiaries has good title to, or valid leasehold interests in, all its real and personal property material to its business, except for minor defects in title that do not materially interfere with its ability to conduct its business as currently conducted or to utilize such properties for their intended purposes.

            (b) Each of the Borrower and its Subsidiaries owns, or is licensed to use, all trademarks, tradenames, copyrights, patents and other intellectual property material to its business, and the use thereof by the Borrower and its Subsidiaries does not infringe upon the rights of any other Person, except for any such infringements that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.
            SECTION 3.06 LITIGATION AND ENVIRONMENTAL MATTERS. (a) There are no actions, suits or proceedings by or before any arbitrator or Governmental Authority pending against or, to the knowledge of the Borrower, threatened against or affecting the Borrower or any of its Subsidiaries (i) as to which there is a reasonable possibility of an adverse determination and that, if adversely determined, could reasonably be expected, individually or in the aggregate, to result in a Material Adverse Effect (other than the Disclosed Matters) or (ii) that involve this Agreement or the Transactions.

            (b) Except for the Disclosed Matters and except with respect to any other matters that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, neither the Borrower nor any of its Subsidiaries (i) has failed to comply with any Environmental Law or to obtain, maintain or comply with any permit, license or other approval required under any Environmental Law, (ii) has become subject to any Environmental Liability, (iii) has received notice of any claim with respect to any Environmental Liability or (iv) knows of any basis for any Environmental Liability.

            (c) Since the date of this Agreement, there has been no change in the status of the Disclosed Matters that, individually or in the aggregate, has resulted in, or materially increased the likelihood of, a Material Adverse Effect.
            SECTION 3.07 COMPLIANCE WITH LAWS AND AGREEMENTS. Each of the Borrower and its Subsidiaries is in compliance with all laws, regulations and orders of any Governmental Authority applicable to it or its property and all indentures, agreements and other instruments binding upon it or its property, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect. No Default has occurred and is continuing.

           SECTION 3.08 INVESTMENT AND HOLDING COMPANY STATUS. Neither the Borrower nor any of its Subsidiaries is (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 or
(b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

            SECTION 3.09 TAXES. Each of the Borrower and its Subsidiaries has timely filed or caused to be filed all Tax returns and reports required to have been filed and has paid or caused to be paid all Taxes required to have been paid by it, except (a) Taxes that are being contested in good faith by appropriate proceedings and for which the Borrower or such Subsidiary, as applicable, has set aside on its books adequate reserves or (b) to the extent that the failure to do so could not reasonably be expected to result in a Material Adverse Effect. The charges, accruals and reserves on the books of the Borrower and its Subsidiaries in respect of taxes or other governmental charges are, in the opinion of the Borrower, adequate. United States income tax returns of the Borrower and its Subsidiaries have been examined and closed through the fiscal year ended December 30, 2000.

            SECTION 3.10 ERISA. No ERISA Event has occurred or is reasonably expected to occur that, when taken together with all other such ERISA Events for which liability is reasonably expected to occur, could reasonably be expected to result in a Material Adverse Effect.

            SECTION 3.11 CAPITAL STOCK. All Capital Stock, debentures, bonds, notes and all other securities of the Borrower and its Subsidiaries presently issued and outstanding are validly and properly issued in accordance with all applicable laws, including, but not limited to, the "Blue Sky" laws of all applicable states and the federal securities laws. The issued shares of Capital Stock of the Borrower's Wholly Owned Subsidiaries are owned by the Borrower free and clear of any Lien or adverse claim. At least a majority of the issued shares of stock of each of the Borrower's other Subsidiaries (other than Wholly Owned Subsidiaries) having ordinary voting power to elect a majority of the board of directors of such Subsidiary is owned by the Borrower free and clear of any Lien or adverse claim.

            SECTION 3.12 USE OF PROCEEDS. Neither the Borrower nor any Subsidiary owns or has any present intention of acquiring any "margin stock" as defined in Regulation U (12 CFR Part 221) of the Board (herein called "margin stock"). The proceeds of the Loans will be used primarily to replace the Borrower's existing bank credit facility, for working capital purposes, capital expenditures, Investments, and other purposes permitted by or not in contravention of any provision of this Agreement. None of such proceeds will be used, directly or indirectly, for the purpose, whether immediate, incidental or ultimate, of purchasing or carrying any margin stock or for the purpose of maintaining, reducing or retiring any indebtedness which was originally incurred to purchase or carry any stock that is currently a margin stock or for any other purpose which might constitute this transaction a "purpose credit" within the meaning of such Regulation U. Neither the Borrower nor any agent acting on its behalf has taken or will take any action which might cause this Agreement to violate Regulation U, Regulation T or any other regulation of the Board or to violate the Securities Exchange Act of 1934, as amended, in each case as in effect now or as the same may hereafter be in effect. Neither the Borrower nor any of its Subsidiaries is a Person described in Section 1 of the Anti-Terrorism Order and none of the proceeds of the Loans will, directly or indirectly, be transferred to or used for the benefit of any such Person in violation of the Anti-Terrorism Order.

            SECTION 3.13 INSOLVENCY. After giving effect to the execution and delivery of the Loan Documents and the making of the Loans under this Agreement, the Borrower will not be "insolvent," within the meaning of such term as defined in 101 of Title 11 of the United States Code or Section 2 of the Uniform Fraudulent Transfer Act, or any other applicable state law pertaining to fraudulent transfers, as each may be amended from time to time, or be unable to pay its debts generally as such debts become due, or have an unreasonably small capital to engage in any business or transaction, whether current or contemplated.

            SECTION 3.14 INSURANCE. The Borrower maintains and each Subsidiary maintains (either in the name of the Borrower or in such Subsidiary's own name) insurance on all of its Properties in compliance with the requirements of Section 5.05.

            SECTION 3.15 PARTNERSHIPS AND JOINT VENTURES. As of the Effective Date, except as disclosed on Schedule 3.15, neither the Borrower nor any of its Subsidiaries has any ownership interests in any partnership or joint venture.

            SECTION 3.16 SUBSIDIARIES. As of the Effective Date, the Borrower has no Subsidiaries except those Subsidiaries listed on Schedule 3.16, which accurately sets forth each such Subsidiary's complete name and jurisdiction of organization.

            SECTION 3.18 DEBT. As of the Effective Date, there exists no Debt (a) of the Borrower which is secured by a Lien under Section 6.03(vi),
(b) of any Significant Subsidiary except Debt owing to the Borrower, and
(c) of any Subsidiary (other than a Significant Subsidiary) except (i) Debt owing to the Borrower or to another Subsidiary and (ii) other Debt which does not exceed in the aggregate as to all such Subsidiaries the sum of $2,000,000.

            SECTION 3.18 DISCLOSURE. The Borrower has disclosed to the Lenders all agreements, instruments and corporate or other restrictions to which it or any of its Subsidiaries is subject, and all other matters known to it, that, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect. Neither the Information Memorandum nor any of the other reports, financial statements, certificates or other written information furnished by or on behalf of the Borrower to the Administrative Agent or any Lender in connection with the negotiation of this Agreement or delivered hereunder (as modified or supplemented by other information so furnished) contains any material misstatement of fact or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided that, with respect to projected financial information (if any), the Borrower represents only that such information was prepared in good faith based upon assumptions believed to be reasonable at the time.

                                  ARTICLE IV
                                  Conditions
                                  ----------
            SECTION 4.01 EFFECTIVE DATE. The obligations of the Lenders to make Loans and of the Issuing Bank to issue Letters of Credit hereunder shall not become effective until the date on which each of the following conditions is satisfied (or waived in accordance with Section 9.02):

            (a) The Administrative Agent (or its counsel) shall have received from each party hereto either (i) a counterpart of this Agreement signed on behalf of such party or (ii) written evidence satisfactory to the Administrative Agent (which may include telecopy transmission of a signed signature page of this Agreement) that such party has signed a counterpart of this Agreement.

            (b) The Administrative Agent shall have received a favorable written opinion (addressed to the Administrative Agent and the Lenders and dated the Effective Date) of Schiff Hardin LLP, counsel for the Borrower, substantially in the form of Exhibit B. The Borrower hereby requests such counsel to deliver such opinion.

            (c) The Administrative Agent shall have received such documents and certificates as the Administrative Agent or its counsel may reasonably request relating to the organization, existence and good standing of the Borrower, the authorization of the Transactions and any other legal matters relating to the Borrower, this Agreement or the Transactions, all in form and substance satisfactory to the Administrative Agent and its counsel.

            (d) The Administrative Agent shall have received a certificate dated the Effective Date and signed by the President, a Vice President or a Financial Officer of the Borrower, confirming compliance with the conditions set forth in paragraphs (a) and (b) of Section 4.02.

            (e) The Administrative Agent shall have received all fees and other amounts due and payable on or prior to the Effective Date, including, to the extent invoiced, reimbursement or payment of all out-of-pocket expenses required to be reimbursed or paid by the Borrower hereunder.

            (f) The Administrative Agent shall have received satisfactory evidence that the Credit Agreement dated as of November 26, 2001, among the Borrower, the lenders party thereto, and Wachovia Bank, N.A., as Administrative Agent thereunder, shall have been terminated and all indebtedness, liabilities, and obligations outstanding thereunder shall have been paid in full.

The Administrative Agent shall notify the Borrower and the Lenders of the Effective Date, and such notice shall be conclusive and binding. Notwithstanding the foregoing, the obligations of the Lenders to make Loans hereunder shall not become effective unless each of the foregoing conditions is satisfied (or waived pursuant to Section 9.02) at or prior to 3:00 p.m., Chicago time, on September 9, 2004 (and, in the event such conditions are not so satisfied or waived, the Commitments shall terminate at such time).

            SECTION 4.02 EACH CREDIT EVENT. The obligation of each Lender to make a Loan on the occasion of any Borrowing, and of the Issuing Bank to issue, amend, renew or extend any Letter of Credit, is subject to the satisfaction of the following conditions:

            (a) The representations and warranties of the Borrower set forth in this Agreement shall be true and correct on and as of the date of such Borrowing or the date of issuance, amendment, renewal or extension of such Letter of Credit, as applicable, except (i) to the extent any such representation or warranty is stated to relate to an earlier date and (ii) for changes in the Schedules hereto reflecting transactions after the Effective Date permitted by this Agreement.

            (b) At the time of and immediately after giving effect to such Borrowing or the issuance, amendment, renewal or extension of such Letter of Credit, as applicable, no Default shall have occurred and be continuing. Each Borrowing and each issuance, amendment, renewal or extension of a Letter of Credit shall be deemed to constitute a representation and warranty by the Borrower on the date thereof as to the matters specified in paragraphs (a) and
(b) of this Section.


                                  ARTICLE V
                             Affirmative Covenants
                             ---------------------

            Until the Commitments have expired or been terminated and the principal of and interest on each Loan and all fees payable hereunder shall have been paid in full and all Letters of Credit shall have expired or terminated and all LC Disbursements shall have been reimbursed, the Borrower covenants and agrees with the Lenders that:

            SECTION 5.01 FINANCIAL STATEMENTS; OTHER INFORMATION. The Borrower will furnish to the Administrative Agent and each Lender:

            (a) within 90 days after the end of each fiscal year of the Borrower, its audited consolidated balance sheet and related statements of operations, stockholders' equity and cash flows as of the end of and for such year, setting forth in each case in comparative form the figures for the previous fiscal year, all reported on by Deloitte & Touche LLP, or other independent public accountants of recognized national standing (without a "going concern" or like qualification or exception and without any qualification or exception as to the scope of such audit) to the effect that such consolidated financial statements present fairly in all material respects the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied; PROVIDED, HOWEVER, that delivery (within the time period specified above), pursuant to Section 5.01(d) hereof, of a copy of the annual report on the "Form 10-K" of the Borrower for such fiscal year filed with the Securities and Exchange Commission, shall be deemed to satisfy the requirements of this Section 5.01(a);

            (b) within 60 days after the end of each of the first three fiscal quarters of each fiscal year of the Borrower, its consolidated balance sheet and related statements of operations, stockholders' equity and cash flows as of the end of and for such fiscal quarter and the then elapsed portion of the fiscal year, setting forth in each case in comparative form the figures for the corresponding period or periods of (or, in the case of the balance sheet, as of the end of) the previous fiscal year, all certified by one of its Financial Officers as presenting fairly in all material respects the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments and the absence of footnotes; PROVIDED, HOWEVER, that delivery (within the time period specified above), pursuant to Section 5.01(d) hereof, of a copy of the quarterly report on the "Form 10-Q" of the Borrower for such quarterly period filed with the Securities and Exchange Commission, shall be deemed to satisfy the requirements of this Section 5.01(b);

            (c) concurrently with any delivery of financial statements under clause (a) or (b) above, a certificate of a Financial Officer of the Borrower
(i) certifying as to whether a Default has occurred and, if a Default has occurred, specifying the details thereof and any action taken or proposed to be taken with respect thereto, (ii) setting forth reasonably detailed calculations demonstrating compliance with Sections 5.08 and 5.09 and
(iii) stating whether any change in GAAP or in the application thereof has occurred since the date of the audited financial statements referred to in
Section 3.04 and, if any such change has occurred, specifying the effect of such change on the financial statements accompanying such certificate;

            (d) promptly after the same become publicly available, copies of all periodic and other reports, proxy statements and other materials filed by the Borrower or any Subsidiary with the Securities and Exchange Commission, or any Governmental Authority succeeding to any or all of the functions of said Commission, or with any national securities exchange, or distributed by the Borrower to its shareholders generally, as the case may be; and

            (e) promptly following any request therefor, such other information regarding the operations, business affairs and financial condition of the Borrower or any Subsidiary, or compliance with the terms of this Agreement, as the Administrative Agent or any Lender may reasonably request.
            SECTION 5.02 NOTICES OF MATERIAL EVENTS. The Borrower will furnish to the Administrative Agent and each Lender:

            (a) within five (5) Business Days after any Financial Officer becomes aware of the occurrence of any Default, written notice of such Default;

            (b) promptly after a Financial Officer knows of the filing or commencement thereof, written notice of the filing or commencement of any action, suit or proceeding by or before any arbitrator or Governmental Authority against or affecting the Borrower or any Affiliate thereof that, if adversely determined, could reasonably be expected to result in a Material Adverse Effect;

            (c) prompt written notice of the occurrence of any ERISA Event that, alone or together with any other ERISA Events that have occurred, could reasonably be expected to result in liability of the Borrower and its Subsidiaries in an aggregate amount exceeding $2,000,000.00;

            (d) prompt written notice of any other development that results in, or could reasonably be expected to result in, a Material Adverse Effect.

Each notice delivered under this Section shall be accompanied by a statement of a Financial Officer or other executive officer of the Borrower setting forth the details of the event or development requiring such notice and any action taken or proposed to be taken with respect thereto.

            SECTION 5.03 EXISTENCE; CONDUCT OF BUSINESS. The Borrower will, and will cause each of its Subsidiaries to, do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence and the rights, licenses, permits, privileges and franchises material to the conduct of its business; PROVIDED that the foregoing shall not prohibit any merger, consolidation, liquidation or dissolution permitted under
Section 6.03.

            SECTION 5.04 PAYMENT OF OBLIGATIONS. The Borrower will, and will cause each of its Subsidiaries to, pay its obligations, including Tax liabilities, that, if not paid, could result in a Material Adverse Effect before the same shall become delinquent or in default, except where (a) the validity or amount thereof is being contested in good faith by appropriate proceedings, (b) the Borrower or such Subsidiary has set aside on its books adequate reserves with respect thereto in accordance with GAAP and (c) the failure to make payment pending such contest could not reasonably be expected to result in a Material Adverse Effect.

            SECTION 5.05 MAINTENANCE OF PROPERTIES; INSURANCE. The Borrower will, and will cause each of its Subsidiaries to, (a) keep and maintain all property material to the conduct of its business in good working order and condition, ordinary wear and tear excepted, and (b) maintain, with financially sound and reputable insurance companies, insurance in such amounts and against such risks as are customarily maintained by companies engaged in the same or similar businesses operating in the same or similar locations, provided that the Borrower may satisfy such insurance requirements through adequate self-insurance programs.

            SECTION 5.06 BOOKS AND RECORDS; INSPECTION RIGHTS. The Borrower will, and will cause each of its Subsidiaries to, keep proper books of record and account in which full, true and correct entries are made of all dealings and transactions in relation to its business and activities. The Borrower will, and will cause each of its Subsidiaries to, permit any representatives designated by the Administrative Agent or any Lender, upon reasonable prior notice, to visit and inspect its properties, to examine and make extracts from its books and records, and to discuss its affairs, finances and condition with its officers and independent accountants, all at such reasonable times and as often as reasonably requested.

            SECTION 5.07 COMPLIANCE WITH LAWS. The Borrower will, and will cause each of its Subsidiaries to, comply with all laws, rules, regulations and orders of any Governmental Authority applicable to it or its property, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect. Without limitation of the foregoing, the Borrower will, and will cause each of its Subsidiaries to, not be a Person described in Section 1 of, and not engage in any transaction or activity prohibited by, the Anti-Terrorism Order.

            SECTION 5.08 LEVERAGE RATIO. As of the end of each fiscal quarter, the Leverage Ratio shall not exceed 3.0 to 1.0.

            SECTION 5.09 INTEREST COVERAGE RATIO. As of the end of each fiscal quarter, the Interest Coverage Ratio shall be equal to or greater than 3.0 to 1.0.

            SECTION 5.10  ENVIRONMENTAL MATTERS.

            (a) The Borrower shall furnish to the Lenders and the Administrative Agent written notice of all pending or threatened Environmental Liabilities, Environmental Proceedings, Environmental Notices, Environmental Judgments and Orders, and Environmental Releases at, on, in or under the Properties or any adjacent property, any of which, taken alone or in the aggregate, could reasonably be expected to have a Material Adverse Effect, promptly after a Financial Officer learns thereof.

            (b) The Borrower and its Subsidiaries will substantially comply with all applicable material Environmental Requirements.

            (c) The Borrower agrees that upon the occurrence of an Environmental Release at or on any of the Properties that could reasonably be expected to have a Material Adverse Effect it will act immediately to investigate the extent of, and to take appropriate remedial action to eliminate, such Environmental Release, whether or not ordered or otherwise directed to do so by any Environmental Authority.

            SECTION 5.11 MOST FAVORED LENDER STATUS. In the event that the Borrower or any Subsidiary shall enter into, assume or otherwise become bound by or obligated under, or amend, any agreement evidencing any present or future Debt in excess of $10,000,000, which instrument includes covenants, warranties, representations or defaults, or events of default (or any other type of restriction which would have the practical effect of any of the foregoing, including, without limitation, any "put" or mandatory prepayment of such Debt) other than those set forth herein or in any of the other Loan Documents, the Borrower shall promptly so notify the Administrative Agent, and if the Administrative Agent shall so request by written notice to the Borrower (after a determination has been made by the Required Lenders that any of the above-referenced documents or instruments contain any provisions, which either individually or in the aggregate, are more favorable than any of the provisions set forth in this Agreement), the Borrower and the Lenders shall promptly amend this Agreement to incorporate some or all of such provisions, in the discretion of the Required Lenders, into this Agreement and, to the extent necessary and reasonably desirable to the Required Lenders, into any of the other Loan Documents, all at the election of the Required Lenders.

                                  ARTICLE VI
                              Negative Covenants
                              ------------------

            Until the Commitments have expired or terminated and the principal of and interest on each Loan and all fees payable hereunder have been paid in full and all Letters of Credit have expired or terminated and all LC Disbursements shall have been reimbursed, the Borrower covenants and agrees with the Lenders that:

            SECTIN 6.01 LOANS OR ADVANCES. Neither the Borrower nor any of its Subsidiaries shall make loans or advances to any Person except: (i) loans or advances to employees made in the ordinary course of business and consistently with practices existing on the Effective Date; (ii) deposits required by government agencies or public utilities; (iii) loans or advances by the Borrower to any Subsidiary or by any Subsidiary to the Borrower or any other Subsidiary (other than a Significant Subsidiary);
(iv) loans or advances to senior management of the Borrower pursuant to the Stock Purchase Plan to the extent the aggregate outstanding amount of all such loans or advances does not exceed $5,000,000; (v) loans to the existing employee stock ownership plan of the Borrower; (vi) loans to any new employee stock ownership plan of the Borrower which is approved by the Borrower's shareholders; and (vii) loans or advances permitted by Section 6.02; provided that after giving effect to the making of any loans, advances or deposits permitted by clause (i), (ii), (iii), (iv), (v), (vi) or (vii) of this Section, no Default shall have occurred and be continuing.

            SECTION 6.02 INVESTMENTS. Neither the Borrower nor any of its Subsidiaries shall make Investments in any Person except Investments (i) in direct obligations of or guaranteed by the United States Government or any state of the United States or any agency of either thereof maturing within 2 years, (ii) in certificates of deposit issued by, and time deposits with, a commercial bank with a capital of $100,000,000 or more or whose credit is reasonably satisfactory to the Administrative Agent, (iii) in commercial paper rated A-1 or better by S&P, or the equivalent thereof by any nationally recognized rating agency, (iv) in the form of loans and advances permitted by Section 6.01, (v) in tender bonds the payment of the principal of and interest on which is fully supported by a letter of credit issued by a United States bank whose long-term certificates of deposit are rated at least A or better by S&P, or the equivalent thereof by any nationally recognized rating agency, (vi) in any Subsidiary or any corporation or other Person which immediately after such Investment is made will be a Subsidiary,
(vii) consisting of stock, obligations or securities received in settlement of debts created in the ordinary course of business owing to the Borrower or any Subsidiary, to the extent the aggregate amount of all such Investments described in this clause (vii) made after the Effective Date does not exceed $1,000,000, (viii) consisting of demand deposit accounts, (ix) consisting of repurchase agreements with respect to Investments described in clauses (ii) and (iii) above, (x) consisting of money market funds which invest exclusively in Investments described in clauses (i), (ii), (iii) and
(ix) above, (xi) in Permitted Acquisitions, and (xii) not otherwise permitted by the foregoing clauses (i) through (xi) in an aggregate amount not to exceed an amount equal to 25% of Consolidated Net Worth.

            SECTION 6.03 LIENS. Neither the Borrower nor any Subsidiary will create, assume or suffer to exist any Lien on any asset now owned or hereafter acquired by it, except:

            (i) any Lien existing on any asset of any corporation or other Person at the time such corporation or other Person becomes a Subsidiary and not created in contemplation of such event;

            (ii) any Lien on any asset of any corporation or other Person existing at the time such corporation or other Person is merged or consolidated with or into the Borrower or a Subsidiary and not created in contemplation of such event;

            (iii) any Lien existing on any asset prior to the acquisition thereof by the Borrower or a Subsidiary and not created in contemplation of such acquisition;

            (iv) Liens securing Debt owing by any Subsidiary to the Borrower or by the Borrower or any Subsidiary (other than a Significant Subsidiary) to any Subsidiary;

            (v) Liens incidental to the conduct of its business or the ownership of its assets which (A) do not secure Debt and (B) do not in the aggregate materially detract from the value of its assets or materially impair the use thereof in the operation of its business; and

            (vi) Liens not otherwise permitted by the foregoing clauses of this Section securing Debt (other than the Loans) provided that Priority
Debt at no time exceeds twenty percent (20%) of Consolidated Net Worth (notwithstanding the foregoing, the basket in this subclause (vi) shall not be used to provide credit enhancements (in any form, including Liens and Guarantees) to the purchasers under the Borrower's note purchase agreement with Prudential Investment Management, Inc., as the same may be amended, modified, renewed or extended from time to time).

            SECTION 6.04 CONSOLIDATIONS, MERGERS AND SALES OF ASSETS. The Borrower will not, nor will it permit any Subsidiary to, consolidate or merge with or into, or sell, lease or otherwise transfer all or any substantial part of its assets to, any other Person, PROVIDED that: (a) the Borrower may merge with another Person if (i) such Person was organized under the laws of the United States of America or one of its states, (ii) the Borrower is the corporation surviving such merger and (iii) immediately after giving effect to such merger, no Default shall have occurred and be continuing, (b) Subsidiaries of the Borrower may merge with the Borrower or may merge with one another if, in the event such merger is between a Significant Subsidiary and another Subsidiary, such Significant Subsidiary is the corporation surviving such merger, and (c) the foregoing limitation on the sale, lease or other transfer of assets shall not prohibit (i) any sale and leaseback of any Property owned by the Borrower or any of its Subsidiaries, PROVIDED that the aggregate amount of assets sold and leased back under this clause (c)(i) in the most recent twelve (12) month period do not constitute more than five percent (5%) of Consolidated Total Assets determined as of the end of the most recently ended fiscal year, (ii) any sale, lease or other transfer of assets made by the Borrower or any Subsidiary in the ordinary course of its business, (iii) any sale, lease or other transfer of assets by a Subsidiary (other than a Significant Subsidiary) to the Borrower or to a

Wholly Owned Subsidiary, (iv) any sale, lease or other transfer of assets by the Borrower to a Wholly Owned Subsidiary, (v) any sale, lease or other transfer of assets by a Significant Subsidiary to the Borrower or to the other Significant Subsidiary, (vi) any transfer of assets consisting solely of cash as consideration for any Investment permitted under Section 6.02,
(vii) any sale of receivables permitted under Section 6.08, or (viii) any sale, lease or other transfer of assets outside of the ordinary course of business so long as the aggregate amount of assets sold, leased or otherwise transferred outside of the ordinary course of business in the then most recent twelve (12) month period which were not otherwise permitted by this Section
6.04 to be sold, leased or otherwise transferred together with the amount of any assets then proposed to be sold, leased or otherwise transferred outside of the ordinary course of business which are not otherwise permitted by this Section 6.04 to be sold, leased or otherwise transferred (A) does not constitute more than fifteen percent (15%) of Consolidated Total Assets determined as of the end of the most recently ended fiscal year and (B) has not contributed more than fifteen percent (15%) of Consolidated Net Earnings for the most recently ended fiscal year.

            SECTION 6.05 USE OF PROCEEDS. No portion of the proceeds of the Loans will be used by the Borrower or any Subsidiary (i) in a manner which would violate or cause any Lender to be in violation of Regulation T, U or X of the Board, (ii) for any purpose in violation of any applicable law or regulation, or (iii) to finance any Acquisition other than a Permitted Acquisition.

            SECTION 6.06 CHANGE IN FISCAL YEAR. The Borrower will not change its fiscal year without the consent of the Required Lenders.

            SECTION 6.07 DISSOLUTION. Neither the Borrower nor any of its Material Subsidiaries shall suffer or permit dissolution or liquidation, except to the extent permitted by Section 6.04.

            SECTION 6.08 SALE OR DISCOUNT OF RECEIVABLES. The Borrower shall not, nor shall it permit any of its Subsidiaries to, sell with or without recourse, discount or pledge or otherwise sell any of its notes or accounts receivable excluding, however, the sale on a non-recourse basis of receivables in the ordinary course of business owing from foreign account debtors so long as such sale is not for the exclusive purpose of raising a financing (e.g., a securitization).

            SECTION 6.09 ACQUISITIONS. Neither the Borrower nor any of its Subsidiaries shall make any Acquisitions, provided that Permitted
Acquisitions may be made if, after giving effect thereto, no Default would be caused thereby (giving effect thereto on a pro forma basis as to financial covenants).

            SECTION 6.10 Transactions with Affiliates. Neither the Borrower nor any of its Subsidiaries shall enter into, or be a party to, any transaction with any Affiliate of the Borrower or such Subsidiary (which Affiliate is not the Borrower or a Subsidiary), except as permitted by law and pursuant to terms that are no less favorable to Borrower or such Subsidiary than would be obtained in a comparable arm's length transaction with a Person which is not an Affiliate.

            SECTION6.11 RESTRICTED PAYMENTS. If any Default has occurred and is continuing or would result therefrom, the Borrower will not declare or make any Restricted Payment.

            SECTION 6.12  LIMITATION ON DEBT.  The Borrower shall not
(a) permit any Significant Subsidiary to create, incur, assume or suffer to exist any Debt, except Debt owing by any Significant Subsidiary to the Borrower, or (b) create, incur, assume, permit or suffer to exist any other Debt, except:

            (i) Debt of the Borrower or any Subsidiary (other than a Significant Subsidiary) owing to the Borrower or any Subsidiary; and

            (ii) other Debt of the Borrower or Subsidiaries (other than Significant Subsidiaries), so long as Priority Debt at no time exceeds twenty percent (20%) of Consolidated Net Worth (notwithstanding the foregoing, the basket in this subclause (ii) shall not be used to provide credit enhancements (in any form, including Liens and Guarantees) to the purchasers under the Borrower's note purchase agreement with Prudential Investment Management, Inc., as the same may be amended, modified, renewed or extended from time to time).

            SECTION 6.13 NO RESTRICTIONS ON SUBSIDIARY DIVIDENDS. Neither the Borrower nor any Subsidiary shall agree to, enter into, consent to, become subject to or permit to exist any contractual restriction or other binding obligation (including its charter) that directly or indirectly limits the amount of, or otherwise restricts (i) the payment to the Borrower by any Subsidiary of dividends or other redemptions or distributions with respect to such Subsidiary's capital stock, (ii) the repayment to the Borrower by any Subsidiary of intercompany loans or advances, (iii) the making of loans or advances by any Subsidiary to the Borrower or any Wholly-Owned Subsidiary (other than a Significant Subsidiary) or (iv) other intercompany transfers to the Borrower of property or other assets by Subsidiaries.

            SECTION 6.14 SALE OF STOCK AND DEBT OF SUBSIDIARIES. Except for sales and other dispositions expressly permitted under Section 6.04(c), neither the Borrower nor any Subsidiary shall sell or otherwise dispose of, or part with control of, any shares of stock or Debt of any Subsidiary, except to the Borrower or any Subsidiary. Notwithstanding the foregoing, each Significant Subsidiary shall at all times be a Wholly-Owned Subsidiary of the Borrower.

                                  ARTICLE VII
                               Events of Default
                               -----------------
            SECTION 7.01 EVENTS OF DEFAULT. If any of the following events ("EVENTS OF DEFAULT") shall occur:

            (a) the Borrower shall fail to pay any principal of any Loan or any reimbursement obligation in respect of any LC Disbursement when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or otherwise;

            (b) the Borrower shall fail to pay any interest on any Loan or any fee or any other amount (other than an amount referred to in clause (a) of this Article) payable under this Agreement, when and as the same shall become due and payable, and such failure shall continue unremedied for a period of ten (10) Business Days;

            (c) any representation or warranty made or deemed made by or on behalf of the Borrower or any Subsidiary in or in connection with this Agreement or any amendment or modification hereof or waiver hereunder, or in any report, certificate, financial statement or other document furnished pursuant to or in connection with this Agreement or any amendment or modification hereof or waiver hereunder, shall prove to have been incorrect in any material respect when made or deemed made;

            (d) the Borrower shall fail to observe or perform any covenant, condition or agreement contained in Sections 5.02, 5.03 (with respect to the Borrower's existence), 5.06, 5.08 or 5.09, or in Article VI;

            (e) the Borrower shall fail to observe or perform any covenant, condition or agreement contained in this Agreement (other than those specified in clause (a), (b) or (d) of this Article), and such failure shall continue unremedied for a period of thirty (30) days after the earlier of (i) the first day on which any Financial Officer has knowledge of such failure or (ii) the date written notice thereof is given by the Administrative Agent to the Borrower (which notice will be given at the request of any Lender);

            (f) the Borrower or any Subsidiary shall fail to make any payment (whether of principal or interest and regardless of amount) in respect of any Material Debt, when due or within any applicable grace period;

            (g) any event or condition occurs that results in any Material Debt becoming due prior to its scheduled maturity or that enables or permits (with or without the giving of notice, the lapse of time or both) the holder or holders of any Material Debt or any trustee or agent on its or their behalf to cause any Material Debt to become due, or to require the prepayment, repurchase, redemption or defeasance thereof, prior to its scheduled maturity; PROVIDED that this clause (g) shall not apply to secured Debt that becomes due as a result of the voluntary sale or transfer of the property or assets securing such Debt;

            (h) an involuntary proceeding shall be commenced or an involuntary petition shall be filed seeking (i) liquidation, reorganization or other relief in respect of the Borrower or any Subsidiary or its debts, or of a substantial part of its assets, under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Subsidiary or for a substantial part of its assets, and, in any such case, such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall be entered;

            (i) the Borrower or any Subsidiary shall (i) voluntarily commence any proceeding or file any petition seeking liquidation, reorganization or other relief under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect,
(ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or petition described in clause (h) of this Article, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Subsidiary or for a substantial part of its assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors or
(vi) take any action for the purpose of effecting any of the foregoing;

            (j) the Borrower or any Subsidiary shall become unable, admit in writing its inability or fail generally to pay its debts as they become due;

            (k) one or more judgments for the payment of money in an aggregate amount in excess of $2,000,000 shall be rendered against the Borrower, any Subsidiary or any combination thereof and the same shall remain undischarged for a period of 60 consecutive days during which execution shall not be effectively stayed, or any action shall be legally taken by a judgment creditor to attach or levy upon any assets of the Borrower or any Subsidiary to enforce any such judgment;

            (l) an ERISA Event shall have occurred that, in the opinion of the Required Lenders, when taken together with all other ERISA Events that have occurred, could reasonably be expected to result in liability of the Borrower and its Subsidiaries in an aggregate amount exceeding $2,000,000.00 in any year;

            (m)   a Change in Control shall occur; or

            (n) any Significant Subsidiary shall cease, for any reason, to be a Wholly Owned Subsidiary; then, and in every such event (other than an event with respect to the Borrower described in clause (h) or (i) of this Article), and at any time thereafter during the continuance of such event, the Administrative Agent may, and at the request of the Required Lenders shall, by notice to the Borrower, take either or both of the following actions, at the same or different times: (i) terminate the Commitments, and thereupon the Commitments shall terminate immediately, and (ii) declare the Loans then out-standing to be due and payable in whole (or in part, in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations of the Borrower accrued hereunder, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower; and in case of any event with respect to the Borrower described in clause (h) or (i) of this Article, the Commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and all fees and other obligations of the Borrower accrued hereunder, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower.







                                  ARTICLE VIII
                            The Administrative Agent
                            ------------------------
            SECTIN 8.01 THE ADMINISTRATIVE AGENT. (a) Each of the Lenders and the Issuing Bank hereby irrevocably appoints the Administrative Agent as its agent and authorizes the Administrative Agent to take such actions on its behalf and to exercise such powers as are delegated to the Administrative Agent by the terms hereof, together with such actions and powers as are reasonably incidental thereto.

            (b) The bank serving as the Administrative Agent hereunder shall have the same rights and powers in its capacity as a Lender as any other Lender and may exercise the same as though it were not the Administrative Agent, and such bank and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with the Borrower or any Subsidiary or other Affiliate thereof as if it were not the Administrative Agent hereunder.

            (c) The Administrative Agent shall not have any duties or obligations except those expressly set forth herein. Without limiting the generality of the foregoing, (a) the Administrative Agent shall not be subject to any fiduciary or other implied duties, regardless of whether a Default has occurred and is continuing, (b) the Administrative Agent shall not have any duty to take any discretionary action or exercise any discretionary powers, except discretionary rights and powers expressly contemplated hereby that the Administrative Agent is required to exercise in writing as directed by the Required Lenders (or such other number or percentage of the Lenders as shall be necessary under the circumstances as provided in Section 9.02), and (c) except as expressly set forth herein, the Administrative Agent shall not have any duty to disclose, and shall not be liable for the failure to disclose, any information relating to the Borrower or any of its Subsidiaries that is communicated to or obtained by the bank serving as Administrative Agent or any of its Affiliates in any capacity. The Administrative Agent shall not be liable for any action taken or not taken by it with the consent or at the request of the Required Lenders (or such other number or percentage of the Lenders as shall be necessary under the circumstances as provided in
Section 9.02) or in the absence of its own gross negligence or willful misconduct. The Administrative Agent shall be deemed not to have knowledge of any Default unless and until written notice thereof is given to the Administrative Agent by the Borrower or a Lender, and the Administrative Agent shall not be responsible for or have any duty to ascertain or inquire into

(i) any statement, warranty or representation made in or in connection with this Agreement, (ii) the contents of any certificate, report or other document delivered hereunder or in connection herewith, (iii) the performance or observance of any of the covenants, agreements or other terms or conditions set forth herein, (iv) the validity, enforceability, effectiveness or genuineness of this Agreement or any other agreement, instrument or document, or (v) the satisfaction of any condition set forth in Article IV or elsewhere herein, other than to confirm receipt of items expressly required to be delivered to the Administrative Agent.

            (d) The Administrative Agent shall be entitled to rely upon, and shall not incur any liability for relying upon, any notice, request, certificate, consent, statement, instrument, document or other writing believed by it to be genuine and to have been signed or sent by the proper Person. The Administrative Agent also may rely upon any statement made to it orally or by telephone and believed by it to be made by the proper Person, and shall not incur any liability for relying thereon. The Administrative Agent may consult with legal counsel (who may be counsel for the Borrower), independent accountants and other experts selected by it, and shall not be liable for any action taken or not taken by it in accordance with the advice of any such counsel, accountants or experts.

            (e) The Administrative Agent may perform any and all its duties and exercise its rights and powers by or through any one or more sub-agents appointed by the Administrative Agent. The Administrative Agent and any such sub-agent may perform any and all its duties and exercise its rights and powers through their respective Related Parties. The exculpatory provisions of the preceding paragraphs shall apply to any such sub-agent and to the Related Parties of the Administrative Agent and any such sub-agent, and shall apply to their respective activities in connection with the syndication of the credit facilities provided for herein as well as activities as Administrative Agent.

            (f) Subject to the appointment and acceptance of a successor Administrative Agent as provided in this paragraph, the Administrative Agent may resign at any time by notifying the Lenders and the Borrower. Upon any such resignation, the Required Lenders shall have the right to appoint a successor Administrative Agent, PROVIDED that such appointment shall be in consultation with the Borrower if such successor is one of the Lenders and shall be subject to the approval of the Borrower (which approval shall not be unreasonably withheld) if such successor is not one of the Lenders. If no successor shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation, then the retiring Administrative Agent may, on behalf of the Lenders and the Issuing Bank, appoint a successor Administrative Agent which shall be a bank with an office in Chicago, Illinois, or an Affiliate of any such bank. Upon the acceptance of its appointment as Administrative Agent hereunder by a successor, such successor shall succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. The fees payable by the Borrower to a successor Administrative Agent shall be the same as those payable to its predecessor unless otherwise agreed between the Borrower and such successor. After the Administrative Agent's resignation hereunder, the provisions of this Article and Section 9.03 shall continue in effect for the benefit of such retiring Administrative Agent, its sub-agents and their respective Related Parties in respect of any actions taken or omitted to be taken by any of them while it was acting as Administrative Agent.

            (g) Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall from time to time deem appropriate, continue to make its own decisions in taking or not taking action under or based upon this Agreement, any related agreement or any document furnished hereunder or thereunder.

            (h) None of the Sole Bookrunner or Sole Lead Arranger listed on the cover page hereof shall have any powers, duties or responsibilities under this Agreement or any of the other Loan Documents, except in its capacity, as applicable, as the Administrative Agent, a Lender or the Issuing Bank hereunder.


                                  ARTICLE IX
                                 Miscellaneous
                                 -------------
            SECTIN 9.01 NOTICES. (a) Except in the case of notices and other communications expressly permitted to be given by telephone (and subject to paragraph (b) below), all notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, as follows:

            (i) if to the Borrower, to it at 400 E. Spring Street, Bluffton, IN 46714, Attention of Treasurer, Telecopy No. 260-827-5530; and in the case of a Notice to Borrower pursuant to Article VII of this Agreement, and in the case of a notice to the Borrower pursuant to
       Article VII of this Agreement, with a copy to: Schiff Hardin LLP, 6600 Sears Tower, Chicago, IL 60606, Attention of: Robert J. Regan, Telecopy No. 312-258-5600;

            (ii) if to the Administrative Agent, to Bank One, NA, One Summit Square, Fort Wayne, Indiana 46802, Attention of Robert H. Hall, First Vice President, Telecopy No. 260-427-8883, and in the case of a notice pursuant to Section 5.02 of this Agreement, with a copy to Baker & Daniels, 111 East Wayne Street, Suite 800, Fort Wayne, IN 46802; Attention of David A. Scott, Telecopy No. 260-460-1700;

            (iii) if to the Issuing Bank, to Bank One, NA, One Summit Square, Fort Wayne, Indiana 46802, Attention of Robert H. Hall, First Vice

       President, Telecopy No. 260-427-8883;

            (iv) if to the Swingline Lender, to Bank One, NA, One Summit Square, Fort Wayne, Indiana 46802, Attention of Robert H. Hall, First Vice President, Telecopy No. 260-427-8883;

            (v) if to any other Lender, to it at its address (or telecopy number) set forth in its Administrative Questionnaire (provided in the case of a notice from Borrower, a copy of such Administrative Questionnaire has been provided to Borrower).

            (b) Notices and other communications to the Lenders hereunder may be delivered or furnished by electronic communications pursuant to procedures approved by the Administrative Agent; provided that the foregoing shall not apply to notices pursuant to Article II unless otherwise agreed by the Administrative Agent and the applicable Lender. The Administrative Agent or the Borrower may, in its discretion, agree to accept notices and other communications to it hereunder by electronic communications pursuant to procedures approved by it; provided that approval of such procedures may be limited to particular notices or communications.

            (c) Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.

            SECTION 9.02 WAIVERS; AMENDMENTS. (a) No failure or delay by the Administrative Agent or the Issuing Bank or any Lender in exercising any right or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Administrative Agent, the Issuing Bank, and the Lenders hereunder are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of this Agreement or consent to any departure by the Borrower therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) of this Section, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. Without limiting the generality of the foregoing, the making of a Loan or issuance of a Letter of Credit shall not be construed as a waiver of any Default, regardless of whether the Administrative Agent, any Lender or the Issuing Bank may have had notice or knowledge of such Default at the time.

            (b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrower and the Required Lenders or by the Borrower and the Administrative Agent with the consent of the Required Lenders; PROVIDED that no such agreement shall (i) increase the Commitment of any Lender without the written consent of such Lender, (ii) reduce the principal amount of any Loan or LC Disbursement or reduce the rate of interest thereon, or reduce any fees payable hereunder, without the written consent of each Lender affected thereby, (iii) postpone the scheduled date of payment of the principal amount of any Loan or LC Disbursement, or any interest thereon, or any fees payable hereunder, or reduce the amount of, waive or excuse any such payment, or postpone the scheduled date of expiration of any Commitment, without the written consent of each Lender affected thereby, (iv) change
Section 2.18(b) or (c) in a manner that would alter the pro rata sharing of payments required thereby, without the written consent of each Lender, or (v) change any of the provisions of this Section or the definition of "Required Lenders" or any other provision hereof specifying the number or percentage of

Lenders required to waive, amend or modify any rights hereunder or make any determination or grant any consent hereunder, without the written consent of each Lender; PROVIDED FURTHER that no such agreement shall amend, modify or otherwise affect the rights or duties of the Administrative Agent, the Issuing Bank or the Swingline Lender hereunder without the prior written consent of the Administrative Agent, the Issuing Bank or the Swingline Lender, as the case may be.

            SECTION 9.03 EXPENSES; INDEMNITY; DAMAGE WAIVER. (a) The Borrower shall pay (i) all reasonable out-of-pocket expenses incurred by the Administrative Agent and its Affiliates, including the reasonable fees, charges and disbursements of counsel for the Administrative Agent, in connection with the syndication of the credit facilities provided for herein, the preparation and administration of this Agreement or any amendments, modifications or waivers of the provisions hereof (whether or not the transactions contemplated hereby or thereby shall be consummated), (ii) all reasonable out-of-pocket expenses incurred by the Issuing Bank in connection with the issuance, amendment, renewal or extension of any Letter of Credit or any demand for payment thereunder, and (iii) all reasonable out-of-pocket expenses incurred by the Administrative Agent, the Issuing Bank or any Lender, including the fees, charges and disbursements of any counsel for the Administrative Agent, the Issuing Bank or any Lender, in connection with the enforcement or protection of its rights in connection with this Agreement, including its rights under this Section, or in connection with the Loans made or Letters of Credit issued hereunder, including all such reasonable out-of-pocket expenses incurred during any workout, restructuring or negotiations in respect of such Loans or Letters of Credit.

            (b) The Borrower shall indemnify the Administrative Agent, the Issuing Bank, and each Lender, and each Related Party of any of the foregoing Persons (each such Person being called an "Indemnitee") against, and hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including the reasonable fees, charges and disbursements of any counsel for any Indemnitee, incurred by or asserted against any Indemnitee arising out of, in connection with, or as a result of (i) the execution or delivery of this Agreement or any agreement or instrument contemplated hereby, the performance by the parties hereto of their respective obligations hereunder or the consummation of the Transactions or any other transactions contemplated hereby, (ii) any Loan or Letter of Credit or the use of the proceeds therefrom (including any refusal by the Issuing Bank to honor a demand for payment under a Letter of Credit if the documents presented in connection with such demand do not strictly comply with the terms of such Letter of Credit), (iii) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by the Borrower or any of its Subsidiaries, or any Environmental Liability related in any way to the Borrower or any of its Subsidiaries, or (iv) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory and regardless of whether any Indemnitee is a party thereto; PROVIDED that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses resulted from the gross negligence or willful misconduct of such Indemnitee.

            (c) To the extent that the Borrower fails to pay any amount required to be paid by it to the Administrative Agent, the Issuing Bank or the Swingline Lender under paragraph (a) or (b) of this Section, each Lender severally agrees to pay to the Administrative Agent, the Issuing Bank or the Swingline Lender, as the case may be, such Lender's Applicable Percentage (determined as of the time that the applicable unreimbursed expense or indemnity payment is sought) of such unpaid amount; PROVIDED that the unreimbursed expense or indemnified loss, claim, damage, liability or related expense, as the case may be, was incurred by or asserted against the Administrative Agent, the Issuing Bank or the Swingline Lender in its capacity as such.

            (d) To the extent permitted by applicable law, the Borrower shall not assert, and hereby waives, any claim against any Indemnitee, on any theory of liability, for special, indirect, consequential or punitive damages (as opposed to direct or actual damages) arising out of, in connection with, or as a result of, this Agreement or any agreement or instrument contemplated hereby, the Transactions, any Loan or Letter of Credit or the use of the proceeds thereof.

            (e) All amounts due under this Section shall be payable not later than 30 days after written demand therefor.

            SECTION 9.04 SUCCESSORS AND ASSIGNS. (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns permitted hereby (including any Affiliate of the Issuing Bank that issues any Letter of Credit), except that
(i) the Borrower may not assign or otherwise transfer any of its rights or obligations hereunder without the prior written consent of each Lender (and any attempted assignment or transfer by the Borrower without such consent shall be null and void) and (ii) no Lender may assign or otherwise transfer its rights or obligations hereunder except in accordance with this Section. Nothing in this Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby (including any Affiliate of the Issuing Bank that issues any Letter of Credit), Participants (to the extent provided in paragraph (c) of this Section) and, to the extent expressly contemplated hereby, the Related Parties of each of the Administrative Agent, the Issuing Bank, and the Lenders) any legal or equitable right, remedy or claim under or by reason of this Agreement.

            (b)(i) Subject to the conditions set forth in paragraph (b)(ii) below, any Lender may assign to one or more assignees all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans at the time owing to it) with the prior written consent (such consent not to be unreasonably withheld) of:

                  (A) the Borrower, PROVIDED that no consent of the Borrower shall be required for an assignment to a Lender, an Affiliate of a Lender, an Approved Fund or, if an Event of Default has occurred and is continuing, any other assignee;

                  (B)   the Administrative Agent, and

                  (C)   the Issuing Bank.

            (ii) Assignments shall be subject to the following additional conditions:

                  (A) except in the case of an assignment to a Lender or an Affiliate of a Lender or an assignment of the entire remaining amount of the assigning Lender's Commitment or Loans of any Class, the amount of the Commitment or Loans of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Assumption with respect to such assignment is delivered to the Administrative Agent) shall not be less than $5,000,000 unless each of the Borrower and the Administrative Agent otherwise consent, PROVIDED that no such consent of the Borrower shall be required if an Event of Default has occurred and is continuing;

                  (B) each partial assignment shall be made as an assignment of a proportionate part of all the assigning Lender's rights and obligations under this Agreement, PROVIDED that this clause shall not be construed to prohibit the assignment of a proportionate part of all the assigning Lender's rights and obligations in respect of one Class of Commitments or Loans;

                  (C) the parties to each assignment shall execute and deliver to the Administrative Agent an Assignment and Assumption, together with a processing and recordation fee of $3,500; and

                  (D) the assignee, if it shall not be a Lender, shall deliver to the Administrative Agent a completed Administrative Questionnaire.

            For the purposes of this Section 9.04(b), the term "APPROVED FUND" has the following meaning:

            "APPROVED FUND" means any Person (other than a natural person) that is engaged in making, purchasing, holding or investing in bank loans and similar extensions of credit in the ordinary course of its business and that is administered or managed by (a) a Lender, (b) an Affiliate of a Lender or
(c) an entity or an Affiliate of an entity that administers or manages a Lender.

            (iii) Subject to acceptance and recording thereof pursuant to paragraph (b)(iv) of this Section, from and after the effective date specified in each Assignment and Assumption the assignee thereunder shall be a party hereto and, to the extent of the interest assigned by such Assignment and Assumption, have the rights and obligations of a Lender under this Agreement, and the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Assumption, be released from its obligations under this Agreement (and, in the case of an Assignment and Assumption covering all of the assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 2.15, 2.16, 2.17 and 9.03). Any assignment or transfer by a Lender of rights or obligations under this Agreement that does not comply with this Section 9.04 shall be treated for purposes of this Agreement as a sale by such Lender of a participation in such rights and obligations in accordance with paragraph (c) of this Section.

            (iv) The Administrative Agent, acting for this purpose as an agent of the Borrower, shall maintain at one of its offices a copy of each Assignment and Assumption delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and principal amount of the Loans and LC Disbursements owing to, each Lender pursuant to the terms hereof from time to time (the "REGISTER"). The entries in the Register shall be conclusive, and the Borrower, the Administrative Agent, the Issuing Bank, and the Lenders may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Borrower, the Issuing Bank, and any Lender, at any reasonable time and from time to time upon reasonable prior notice.

            (v) Upon its receipt of a duly completed Assignment and Assumption executed by an assigning Lender and an assignee, the assignee's completed Administrative Questionnaire (unless the assignee shall already be a Lender hereunder), the processing and recordation fee referred to in paragraph (b) of this Section and any written consent to such assignment required by paragraph (b) of this Section, the Administrative Agent shall accept such Assignment and Assumption and record the information contained therein in the Register; PROVIDED that if either the assigning Lender or the assignee shall have failed to make any payment required to be made by it pursuant to Section 2.05(c), 2.06(d) or (e), 2.07(b), 2.18(d) or 9.03(c), the
Administrative Agent shall have no obligation to accept such Assignment and Assumption and record the information therein in the Register unless and until such payment shall have been made in full, together with all accrued interest thereon. No assignment shall be effective for purposes of this Agreement unless it has been recorded in the Register as provided in this paragraph.

            (c)(i) Any Lender may, without the consent of the Borrower, the Administrative Agent, the Issuing Bank or the Swingline Lender, sell participations to one or more banks or other entities (a "PARTICIPANT") in all or a portion of such Lender's rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it); PROVIDED that (A) such Lender's obligations under this Agreement shall remain unchanged, (B) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations and (C) the Borrower, the Administrative Agent, the Issuing Bank, and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement. Any agreement or instrument pursuant to which a Lender sells such a participation shall provide that such Lender shall retain the sole right to enforce this Agreement and to approve any amendment, modification or waiver of any provision of this Agreement; PROVIDED that such agreement or instrument may provide that such Lender will not, without the consent of the Participant, agree to any amendment, modification or waiver described in the first proviso to Section

9.02(b) that affects such Participant. Subject to paragraph (c)(ii) of this Section, the Borrower agrees that each Participant shall be entitled to the benefits of Sections 2.15, 2.16 and 2.17 to the same extent as if it were a Lender and had acquired its interest by assignment pursuant to paragraph (b) of this Section. To the extent permitted by law, each Participant also shall be entitled to the benefits of Section 9.08 as though it were a Lender, provided such Participant agrees to be subject to Section 2.18(c) as though it were a Lender.

            (ii) A Participant shall not be entitled to receive any greater payment under Section 2.15 or 2.17 than the applicable Lender would have been entitled to receive with respect to the participation sold to such Participant, unless the sale of the participation to such Participant is made with the Borrower's prior written consent. A Participant that would be a Foreign Lender if it were a Lender shall not be entitled to the benefits of
Section 2.17 unless the Borrower is notified of the participation sold to such Participant and such Participant agrees, for the benefit of the Borrower, to comply with Section 2.17(e) as though it were a Lender.

            (d) Any Lender may at any time pledge or assign a security interest in all or any portion of its rights under this Agreement to secure obligations of such Lender, including without limitation any pledge or assignment to secure obligations to a Federal Reserve Bank, and this Section shall not apply to any such pledge or assignment of a security interest; PROVIDED that no such pledge or assignment of a security interest shall release a Lender from any of its obligations hereunder or substitute any such pledgee or assignee for such Lender as a party hereto.

            SECTION 9.05 SURVIVAL. All covenants, agreements, representations and warranties made by the Borrower herein and in the certificates or other instruments delivered in connection with or pursuant to this Agreement shall be considered to have been relied upon by the other parties hereto and shall survive the execution and delivery of this Agreement and the making of any Loans and issuance of any Letters of Credit, regardless of any investigation made by any such other party or on its behalf and notwithstanding that the Administrative Agent, the Issuing Bank or any Lender may have had notice or knowledge of any Default or incorrect representation or warranty at the time any credit is extended hereunder, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any fee or any other amount payable under this Agreement is outstanding and unpaid or any Letter of Credit is outstanding and so long as the Commitments have not expired or terminated. The provisions of Sections 2.15, 2.16, 2.17 and 9.03 and Article VIII shall survive and remain in full force and effect regardless of the consummation of the transactions contemplated hereby, the repayment of the Loans, the expiration or termination of the Letters of Credit and the Commitments or the termination of this Agreement or any provision hereof.

            SECTION 9.06 COUNTERPARTS; INTEGRATION; EFFECTIVENESS. This Agreement may be executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original, but all of which when taken together shall constitute a single contract. This Agreement and any separate letter agreements with respect to fees payable to the Administrative Agent constitute the entire contract among the parties relating to the subject matter hereof and supersede any and all previous agreements and understandings, oral or written, relating to the subject matter hereof. Except as provided in Section 4.01, this Agreement shall become effective when it shall have been executed by the Administrative Agent and when the Administrative Agent shall have received counterparts hereof which, when taken together, bear the signatures of each of the other parties hereto, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Delivery of an executed counterpart of a signature page of this Agreement by telecopy shall be effective as delivery of a manually executed counterpart of this Agreement.

            SECTION 9.07 SEVERABILITY. Any provision of this Agreement held to be invalid, illegal or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such invalidity, illegality or unenforceability without affecting the validity, legality and enforceability of the remaining provisions hereof; and the invalidity of a particular provision in a particular jurisdiction shall not invalidate such provision in any other jurisdiction.

            SECTION 9.08 RIGHT OF SETOFF. If an Event of Default shall have occurred and be continuing, each Lender and each of its Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other obligations at any time owing by such Lender or Affiliate to or for the credit or the account of the Borrower against any of and all the obligations of the Borrower now or hereafter existing under this Agreement held by such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement and although such obligations may be unmatured. The rights of each Lender under this Section are in addition to other rights and remedies (including other rights of setoff) which such Lender may have.

            SECTION 9.09 GOVERNING LAW; JURISDICTION; CONSENT TO SERVICE OF PROCESS. (a) This Agreement shall be construed in accordance with and governed by the law of the State of Illinois.

            (b) The Borrower hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of the State of Illinois sitting in Cook County and of the United States District Court of the Northern District of Illinois, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in Illinois or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that the Administrative Agent or any Lender may otherwise have to bring any action or proceeding relating to this Agreement against the Borrower or its properties in the courts of any jurisdiction.

            (c) The Borrower hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement in any court referred to in paragraph (b) of this Section. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

            (d) Each party to this Agreement irrevocably consents to service of process in the manner provided for notices in Section 9.01. Nothing in this Agreement will affect the right of any party to this Agreement to serve process in any other manner permitted by law.

            SECTION 9.10 WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO
(A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.

            SECTION 9.11 HEADINGS. Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this Agreement and shall not affect the construction of, or be taken into consideration in interpreting, this Agreement.

            SECTION 9.12 CONFIDENTIALITY. Each of the Administrative Agent, the Issuing Bank, and the Lenders agrees to use reasonable efforts to maintain the confidentiality of the Information (as defined below), except that Information may be disclosed (a) to its and its Affiliates' directors, officers, employees and agents, including accountants, legal counsel and other advisors (it being understood that the Persons to whom such disclosure is made will be informed of the confidential nature of such Information and instructed to keep such Information confidential), (b) to the extent requested by any regulatory authority, (c) to the extent required by applicable laws or regulations or by any subpoena or similar legal process, (d) to any other party to this Agreement, (e) in connection with the exercise of any remedies hereunder or any suit, action or proceeding relating to this Agreement or the enforcement of rights hereunder, (f) subject to an agreement containing provisions substantially the same as those of this Section, to (i) any assignee of or Participant in, or any prospective assignee of or Participant in, any of its rights or obligations under this Agreement or (ii) any actual or prospective counterparty (or its advisors) to any swap or derivative transaction relating to the Borrower and its obligations, (g) with the consent of the Borrower or (h) to the extent such Information (i) becomes publicly available other than as a result of a breach of this Section or (ii) becomes available to the Administrative Agent, the Issuing Bank or any Lender on a nonconfidential basis from a source other than the Borrower. For the purposes of this Section, "INFORMATION" means all information received from the Borrower relating to the Borrower, any Subsidiary or their respective businesses, other than any such information that is available to the

Administrative Agent, the Issuing Bank or any Lender on a nonconfidential basis prior to disclosure by the Borrower, PROVIDED that as to any such information which is communicated to the Administrative Agent after the date of this Agreement and is not in the form of a writing, such information is clearly identified as confidential at the time of such communication. Any Person required to use reasonable efforts to maintain the confidentiality of Information as provided in this Section shall be considered to have complied with its obligation to do so if such Person has exercised the same degree of care to maintain the confidentiality of such Information as such Person would accord to its own confidential information.

            SECTION 9.13 INTEREST RATE LIMITATION. Notwithstanding anything herein to the contrary, if at any time the interest rate applicable to any Loan, together with all fees, charges and other amounts which are treated as interest on such Loan under applicable law (collectively the "CHARGES"), shall exceed the maximum lawful rate (the "MAXIMUM RATE") which may be contracted for, charged, taken, received or reserved by the Lender holding such Loan in accordance with applicable law, the rate of interest payable in respect of such Loan hereunder, together with all Charges payable in respect thereof, shall be limited to the Maximum Rate and, to the extent lawful, the interest and Charges that would have been payable in respect of such Loan but were not payable as a result of the operation of this Section shall be cumulated and the interest and Charges payable to such Lender in respect of other Loans or periods shall be increased (but not above the Maximum Rate therefor) until such cumulated amount, together with interest thereon at the Federal Funds Effective Rate to the date of repayment, shall have been received by such Lender.

            SECTION 9.14 USA PATRIOT ACT. Each Lender that is subject to the requirements of the USA Patriot Act (Title III of Pub. L. 107-56 (signed into law October 26, 2001)) (the "Act") hereby notifies the Borrower that pursuant to the requirements of the Act, it is required to obtain, verify and record information that identifies the Borrower, which information includes the name and address of the Borrower and other information that will allow such Lender to identify the Borrower in accordance with the Act.

            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                                    FRANKLIN ELECTRIC CO., INC.

                                    By:
                                       ---------------------------------
                                    Name:
                                         -------------------------------
                                    Title:
                                          ------------------------------


                                    BANK ONE, NA,
                                    individually and as Administrative Agent,

                                    By:
                                       ---------------------------------
                                    Name:
                                         -------------------------------
                                    Title:
                                          ------------------------------


                                    WACHOVIA BANK, N.A.

                                    By:
                                       ---------------------------------
                                    Name:
                                         -------------------------------
                                    Title:
                                          ------------------------------


                                    WELLS FARGO BANK, NATIONAL ASSOCIATION

                                    By:
                                       ---------------------------------
                                    Name:
                                         -------------------------------
                                    Title:
                                          ------------------------------


                                    LASALLE BANK NATIONAL ASSOCIATION

                                    By:
                                       ---------------------------------
                                    Name:
                                         -------------------------------
                                    Title:
                                          ------------------------------

PRICING SCHEDULE
  APPLICABLE      LEVEL I    LEVEL II    LEVEL III     LEVEL IV      LEVEL V
    MARGIN        STATUS      STATUS      STATUS        STATUS       STATUS
  ----------      -------    --------    ---------     --------      -------
EUROCURRENCY       0.30%       0.35%       0.45%        0.625%         0.75%
LOANS

  APPLICABLE      LEVEL I    LEVEL II    LEVEL III     LEVEL IV      LEVEL V
   FEE RATE       STATUS      STATUS      STATUS        STATUS       STATUS
  ----------      -------    --------    ---------     --------      -------
FACITLITY FEE       0.10%       0.15%       0.175%        0.25%         0.35%


            For purposes of this Schedule, the following terms have the following meanings, subject to the final paragraph of this Schedule:
            "Financials" means the annual or quarterly financial statements of the Borrower delivered pursuant to Section 5.01(i) or (ii).
            "Level I Status" exists at any date if, as of the last day of the fiscal quarter of the Borrower referred to in the most recent Financials, the Leverage Ratio is less than or equal to 1.0 to 1.00.
            "Level II Status" exists at any date if, as of the last day of the fiscal quarter of the Borrower referred to in the most recent Financials, (i) the Borrower has not qualified for Level I Status and (ii) the Leverage Ratio is less than or equal to 1.5 to 1.00.
            "Level III Status" exists at any date if, as of the last day of the fiscal quarter of the Borrower referred to in the most recent Financials,
(i) the Borrower has not qualified for Level I Status or Level II Status and
(ii) the Leverage Ratio is less than or equal to 2.0 to 1.00.
            "Level IV Status" exists at any date if, as of the last day of the fiscal quarter of the Borrower referred to in the most recent Financials, (i) the Borrower has not qualified for Level I Status, Level II Status or Level III Status and (ii) the Leverage Ratio is less than or equal to 2.5 to 1.00.

            "Level V Status" exists at any date if, as of the last day of the fiscal quarter of the Borrower referred to in the most recent Financials, the Borrower has not qualified for Level I Status, Level II Status, Level III Status, or Level IV Status.

            "Status" means either Level I Status, Level II Status, Level III Status, Level IV Status, or Level V Status.
            The Applicable Margin and Applicable Fee Rate shall be determined in accordance with the foregoing table based on the Borrower's Status as reflected in the then most recent Financials. Adjustments, if any, to the Applicable Margin or Applicable Fee Rate shall be effective five Business Days after the Agent has received the applicable Financials. If the Borrower fails to deliver the Financials to the Agent at the time required pursuant to
Section 5.01, then the Applicable Margin and Applicable Fee Rate shall be the highest Applicable Margin and Applicable Fee Rate set forth in the foregoing table until five days after such Financials are so delivered.

                                 SCHEDULE 2.01

                                  COMMITMENTS


Bank One, NA                                                 $25,000,000

Wachovia Bank, N.A.                                          $20,000,000

Wells Fargo Bank, National Association                       $20,000,000

LaSalle Bank National Association                            $15,000,000

                                 SCHEDULE 3.15

                   EXISTING PARTNERSHIPS AND JOINT VENTURES



75% of voting stock of Motori Sommersi Riavvolgibili S.r.l. (incorporated in Italy).

                                  SCHEDULE 3.16
                             EXISTING SUBSIDIARIES


                                     State or country      Percent of voting
  Subsidiary:                        of incorporation         stock owned
  -----------                        ----------------      -----------------

Advanced Polymer Technology, Inc.       Michigan                  100

Coverco S.r.1.                           Italy                    100

EBW, Inc.                               Michigan                  100

FE Petro, Inc.                          Indiana                   100

Franklin Electric
International, Inc.                     Delaware                  100

Franklin Electric
Subsidiaries, Inc.
(inactive)                               Indiana                  100

Franklin Electric Foreign Sales     U.S. Virgin Islands           100
Corporation

Franklin Electric B.V.                 Netherlands                100

Franklin Electric Europa, GmbH          Germany                   100

Franklin Electric spol s.r.o.        Czech Republic               100

Franklin Electric (Australia)
Pty. Ltd.                               Australia                 100

Franklin Electric (South Africa)
Pty. Limited                          South Africa                100

Franklin Electric (Suzhou) Co., Ltd.     China                    100

Intelligent Controls, Inc.               Maine                    100

Motores Electricos Sumergibles De
Mexico S De Rl De Co                     Mexico                   100

Motores Franklin S.A. de C.V.            Mexico                   100

Motori Sommersi Riavvolgibili S.r.l.     Italy                     75

Servicios De Mesmex S De Rl De Co        Mexico                   100

Franklin Electric Sales, Inc.            Indiana                  100

Franklin Electric Manufacturing, Inc.    Indiana                  100

Franklin Fueling Systems, GmbH           Germany                  100

                                                                    EXHIBIT A
                         ASSIGNMENT AND ASSUMPTION


            This Assignment and Assumption (the "ASSIGNMENT AND ASSUMPTION") is dated as of the Effective Date set forth below and is entered into by and between [Insert name of Assignor] (the "ASSIGNOR") and [Insert name of Assignee] (the "ASSIGNEE"). Capitalized terms used but not defined herein shall have the meanings given to them in the Credit Agreement identified below (as amended, the "CREDIT AGREEMENT"), receipt of a copy of which is hereby acknowledged by the Assignee. The Standard Terms and Conditions set forth in Annex 1 attached hereto are hereby agreed to and incorporated herein by reference and made a part of this Assignment and Assumption as if set forth herein in full.


            For an agreed consideration, the Assignor hereby irrevocably sells and assigns to the Assignee, and the Assignee hereby irrevocably purchases and assumes from the Assignor, subject to and in accordance with the Standard Terms and Conditions and the Credit Agreement, as of the Effective Date inserted by the Administrative Agent as contemplated below (i) all of the Assignor's rights and obligations in its capacity as a Lender under the Credit Agreement and any other documents or instruments delivered pursuant thereto to the extent related to the amount and percentage interest identified below of all of such outstanding rights and obligations of the Assignor under the respective facilities identified below (including any letters of credit, guarantees, and swingline loans included in such facilities) and (ii) to the extent permitted to be assigned under applicable law, all claims, suits, causes of action and any other right of the Assignor (in its capacity as a Lender) against any Person, whether known or unknown, arising under or in connection with the Credit Agreement, any other documents or instruments delivered pursuant thereto or the loan transactions governed thereby or in any way based on or related to any of the foregoing, including contract claims, tort claims, malpractice claims, statutory claims and all other claims at law or in equity related to the rights and obligations sold and assigned pursuant to clause (i) above (the rights and obligations sold and assigned pursuant to clauses (i) and (ii) above being referred to herein collectively as the "ASSIGNED INTEREST"). Such sale and assignment is without recourse to the Assignor and, except as expressly provided in this Assignment and Assumption, without representation or warranty by the Assignor.

1.    Assignor:


                        ------------------------------
2.    Assignee:
                        ------------------------------
              [AND IS AN AFFILIATE/APPROVED FUND OF [IDENTIFY LENDER]2]


3.    Borrower(s):
                        ------------------------------


4.    Administrative Agent:                           , as the administrative
                              ----------------------
                              agent under the Credit Agreement


5.    Credit Agreement: [The [amount] Credit Agreement dated as of
                                                                   -------
 among [name of Borrower(s)], the Lenders parties thereto, [NAME OF ADMINISTRATIVE AGENT], as Administrative Agent, and the other agents parties thereto]



























2 Select as applicable.

6.     Assigned Interest:

 Facility Assigned3   Aggregate Amount       Amount of          Percentage
                           Of            Commitment/Loans      Assigned of
                     Commitment/Loans       Assigned         Commitment/Loans4
 ------------------  ----------------    -----------------   ----------------
                     $                   $                             %
                     $                   $                             %
                     $                   $                             %

Effective Date:               , 20    [TO BE INSERTED BY ADMINISTRATIVE AGENT
AND WHICH SHALL BE THE EFFECTIVE DATE OF RECORDATION OF TRANSFER IN THE REGISTER THEREFOR.]

The terms set forth in this Assignment and Assumption are hereby agreed to:

                                    ASSIGNOR
                                    --------

                                    [NAME OF ASSIGNOR]


                                    By:
                                       ------------------------------
                                       Title:


                                    ASSIGNEE
                                    --------

                                    [NAME OF ASSIGNEE]


                                    By:
                                       ------------------------------
                                       Title:















3 Fill in the appropriate terminology for the types of facilities under the Credit Agreement that are being assigned under this Assignment (e.g., "Commitment," "Tranche A Commitment," "Tranche B Commitment," etc.)
4 Set forth, to at least 9 decimals, as a percentage of the Commitment/Loans of all Lenders thereunder.

[Consented to and]5 Accepted:

[NAME OF ADMINISTRATIVE AGENT], as
  Administrative Agent


By
  ---------------------------------
  Title:


[Consented to:]6

[NAME OF RELEVANT PARTY]


By
  --------------------------------
  Title:
































5 To be added only if the consent of the Administrative Agent is required by the terms of the Credit Agreement
6 To be added only if the consent of the Borrower and/or other parties (e.g. Swingline Lender, Issuring Bank) is required by the terms of the Credit Agreement.

                                                                       ANNEX 1
                             [                  ]7
                              ------------------
                       STANDARD TERMS AND CONDITIONS FOR
                           ASSIGNMENT AND ASSUMPTION

            1.  REPRESENTATIONS AND WARRANTIES.

            1.1 ASSIGNOR. The Assignor (a) represents and warrants that (i) it is the legal and beneficial owner of the Assigned Interest, (ii) the Assigned Interest is free and clear of any lien, encumbrance or other adverse claim and (iii) it has full power and authority, and has taken all action necessary, to execute and deliver this Assignment and Assumption and to consummate the transactions contemplated hereby; and (b) assumes no responsibility with respect to (i) any statements, warranties or representations made in or in connection with the Credit Agreement or any other Loan Document8, (ii) the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Loan Documents or any collateral thereunder, (iii) the financial condition of the Borrower, any of its Subsidiaries or Affiliates or any other Person obligated in respect of any Loan Document or (iv) the performance or observance by the Borrower, any of its Subsidiaries or Affiliates or any other Person of any of their respective obligations under any Loan Document.

            1.2. ASSIGNEE. The Assignee (a) represents and warrants that (i) it has full power and authority, and has taken all action necessary, to execute and deliver this Assignment and Assumption and to consummate the transactions contemplated hereby and to become a Lender under the Credit Agreement, (ii) it satisfies the requirements, if any, specified in the Credit Agreement that are required to be satisfied by it in order to acquire the Assigned Interest and become a Lender, (iii) from and after the Effective Date, it shall be bound by the provisions of the Credit Agreement as a Lender thereunder and, to the extent of the Assigned Interest, shall have the obligations of a Lender thereunder, (iv) it has received a copy of the Credit Agreement, together with copies of the most recent financial statements delivered pursuant to Section ___ thereof, as applicable, and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Assumption and to purchase the Assigned Interest on the basis of which it has made such analysis and decision independently and without reliance on the Administrative Agent or any other Lender, and (v) if it is a Foreign Lender9, attached to the Assignment and Assumption is any documentation required to be delivered by it pursuant to the terms of the Credit Agreement, duly completed and executed by the Assignee; and (b) agrees that (i) it will, independently and without reliance on the Administrative Agent, the Assignor or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Documents, and (ii) it will perform in accordance with their terms all of the obligations which by the terms of the Loan Documents are required to be performed by it as a Lender.

7 Describe Credit Agreement at option of Administrative Agent.
8 The term "Loan Document" should be conformed to that used in the Credit Agreement.
9The concept of "Foreign Lender" should be conformed to the section in the Credit Agreement governing withholding taxes and gross-up.

            2.   PAYMENTS.    From and after the Effective Date, the
Administrative Agent shall make all payments in respect of the Assigned Interest (including payments of principal, interest, fees and other amounts) to the Assignor for amounts which have accrued to but excluding the Effective Date and to the Assignee for amounts which have accrued from and after the Effective Date.

            3. GENERAL PROVISIONS. This Assignment and Assumption shall be binding upon, and inure to the benefit of, the parties hereto and their respective successors and assigns. This Assignment and Assumption may be executed in any number of counterparts, which together shall constitute one instrument. Delivery of an executed counterpart of a signature page of this Assignment and Assumption by telecopy shall be effective as delivery of a manually executed counterpart of this Assignment and Assumption. This Assignment and Assumption shall be governed by, and construed in accordance with, the law of the State of Illinois.

                                                                     EXHIBIT B
Robert J. Regan
312.258.5606
rregan@schiffhardin.com

September 9, 2004

To the Lenders and the Administrative Agent
      Referred to Below
c/o Bank One, NA,
      as Administrative Agent
One Summit Square
Fort Wayne, IN 46802

                         RE:   FRANKLIN ELECTRIC CO., INC.
                               ---------------------------
Dear Sirs:

            We have acted as special counsel for Franklin Electric Co., Inc., an Indiana corporation (the "Company"), in connection with the Credit Agreement (the "Agreement") dated as of September 9, 2004 among the Company, the banks and other financial institutions identified therein as Lenders and Bank One, NA, as Administrative Agent. This opinion letter is being delivered at the request of the Company pursuant to Section 4.01(b) of the Agreement. Capitalized terms used in this opinion letter which are defined in the Agreement and not otherwise defined in this opinion letter shall have the meanings given to them in the Agreement.

            We have examined such documents and matters of law which we have deemed necessary as the basis for the opinions expressed below. The documents examined include the following :

            (i)   an executed copy of the Agreement;

            (ii) a copy of the articles of incorporation of the Company and all amendments thereto, certified by the Secretary of State of Indiana;

            (iii) a copy of the by-laws of the Company and all amendments thereto, certified by the Secretary of the Company;

            (iv) a copy of the resolutions of the board of directors of the Company authorizing the execution and delivery of the Agreement, certified by the Secretary of the Company;

            (v) a certificate of the Secretary of the Company as to the incumbency and specimen signatures of the officers of the Company executing the Agreement; and

            (vi) a certificate of the Secretary of State of Indiana as to the corporate existence and good standing of the Company.

            In making our examination, we have assumed the genuineness of all signatures, the authenticity of all documents submitted to us as originals, the conformity with the originals of all documents submitted to us as copies and the legal capacity of all natural persons. As to matters of fact material to our opinions in this letter, we have relied on certificates of officers of the Company, public officials and other appropriate persons and on the representations made in the Agreement. We have not independently investigated or verified any of the foregoing.

            In rendering the opinions in this letter we have assumed, without independent investigation or verification, that each party to the Agreement, other than the Company, (a) is validly existing and in good standing under the laws of its jurisdiction of organization, (b) has full power and authority to execute the Agreement and to enter into the transactions contemplated therein,
(c) has taken all necessary action to authorize execution of the Agreement on its behalf by the persons executing same, (d) has properly executed and delivered the Agreement, and (e) has duly obtained all consents or approvals of any nature from and made all filings with any Governmental Authorities necessary for such party to execute, deliver or perform its obligations under the Agreement. In addition, in rendering such opinions we have assumed, without independent investigation or verification, that the execution and delivery of, and performance of their respective agreements under, the Agreement by each party thereto, other than the Company, do not violate any agreement or instrument binding upon such party, or, except to the extent covered by our opinion in paragraph 6 below, any law, rule or regulation binding upon such party, that the Agreement is the legal, valid and binding obligation of, and enforceable against, each party thereto other than the Company, and, except to the extent covered by our opinions in paragraphs 4, 5, and 6 below, that the execution and delivery by the Company of, and performance by it of its agreements under, the Agreement do not violate any law, rule, regulation, agreement or instrument binding upon the Company or require any consent or approval from or filing with any Governmental Authority. In rendering our opinions herein we have also assumed, without independent investigation or verification, that there is no oral or written agreement, understanding, course of dealing or usage of trade that amends any term of the Agreement, or any waiver of any such term, that the Agreement is accurate and complete and that there has been no mutual mistake of fact or fraud, duress, undue influence or similar inequitable conduct.

            For the purpose of this opinion letter, our "knowledge" (or any similar concept) with respect to any matter means (1) the actual knowledge regarding such matter of the particular Schiff Hardin LLP attorneys who are presently employees or partners of Schiff Hardin LLP and who have represented the Company in connection with the transactions contemplated by the Agreement,
(2) we have not undertaken any review of our files or other independent investigation with respect to any such matters, and (3) no inference that we have actual knowledge concerning such matter should be drawn from the mere fact of our representation of the Company or our expression of any opinion in this letter.

            The opinions contained in this letter are only expressions of professional judgment regarding the legal matters addressed and are not guarantees that a court would reach any particular result.
Based on the foregoing and subject to the qualifications set forth below, we are of the opinion that:

            1. The Company is a corporation validly existing and in good standing under the laws of the State of Indiana.

            2. The Company has the corporate power and authority to execute, deliver and perform its obligations under the Agreement, and the execution, delivery and performance thereof by the Company have been duly authorized by all necessary corporate action on the part of the Company.

            3. The Agreement has been duly executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms.

            4. The execution and delivery by the Company of the Agreement do not, and the performance by the Company of its obligations under the Agreement will not, (i) violate the articles of incorporation or by-laws of the Company, (ii) violate any law, rule or regulation applicable to the Company, (iii) violate any judgment, injunction, order or decree with respect to the Company which is listed on SCHEDULE I attached to this opinion letter, or (iv) breach or result in a default under any indenture, mortgage, instrument or agreement with respect to the Company which is listed on
SCHEDULE I attached to this opinion letter.

            5. Neither the execution and delivery by the Company of the Agreement nor the performance by the Company of its obligations under the Agreement requires any consent or approval of any nature from or filing with any Governmental Authority of the State of Indiana, the State of Illinois or the United States of America.

            6.    On the basis of the representations made by the Company in
Section 3.12 of the Agreement, the extension, arranging and obtaining of credit under the Agreement do not result in any violation of Regulation T, U or X of the Board of Governors of the Federal Reserve System.

            7. The Company is not an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940, as amended.

            8. The Company is not a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935, as amended.

            The opinions set forth above are subject to the following qualifications:

            A. For purposes of our opinion in paragraph 1 above as to the existence and good standing of the Company, we have relied solely upon the document described in item (vi) above.

            B. The opinion expressed in paragraph 3 above with respect to the legality, validity, binding nature and enforceability of the Agreement is subject to (i) applicable laws relating to bankruptcy, insolvency, reorganization, moratorium, fraudulent transfer or other similar laws affecting creditors' rights generally, whether now or hereafter in effect,
(ii) general principles of equity, including, without limitation, concepts of materiality, laches, reasonableness, good faith and fair dealing (regardless of whether considered in a proceeding at law or in equity), and (iii) the qualification that certain provisions of the Agreement are or may be unenforceable in whole or in part, but, subject to the other limitations as to enforceability expressed in this opinion and any limitations contained in the Agreement, the inclusion of such provisions does not prevent the practical realization of the benefits intended to be afforded by the Company's principal obligations under the Agreement except for the economic consequences, if any, resulting from any delay imposed by applicable laws, rules and regulations, court decisions or procedures or constitutional requirements.

            C. In rendering the opinions set forth above, we have made no examination of, and we express no opinion with respect to, any accounting matters. Our opinion in paragraph 4 above covers only violations, breaches or defaults of present or future obligations which can be definitively determined as of the date of this opinion letter and does not cover violations, breaches or defaults the occurrence of which is dependent upon future events or circumstances. Our opinion in paragraph 5 is not intended to cover consents, approvals or filings which might be required as a result of the conduct by the Company of its business or operations.

            D. We express no opinion as to the validity, legality, binding effect or enforceability of any covenant or agreement (i) providing for release of liability for or the indemnification against any losses, claims, damages, expenses or liabilities incurred by any person as a result of any violation of any securities law by such person, as a result of the gross negligence or willful misconduct of such person, or as a result of the negligence of such person if a court would find that the intent to indemnify such person for such person's negligence was not clearly expressed or that such indemnification violates a public policy of the State of Illinois, (ii) requiring that any amendment, modification or waiver of the Agreement shall not be effective unless in writing, (iii) providing for the consent to jurisdiction of any court, the waiver of objection of venue of any court, the waiver of or consent to service of process, the waiver of jury trial or the waiver of counterclaim or cross-claim, (iv) providing that delays will not operate as waivers, (v) which attempts to modify or waive any requirements of reasonableness or notice arising under the laws of any jurisdiction to the extent applicable to the transactions contemplated by the Agreement, (vi) which requires the payment of interest on overdue but unpaid interest or fixed late payment charges, (vii) which purports to be an agreement to use "best efforts," (viii) relating to severability as applied to any portion of the Agreement deemed by a court to be material, (ix) waiving the benefits of any statutory provision or common law right where such waiver violates limitations imposed by statute or is against public policy, or (x) providing for a choice of any governing law other than the laws of the State of Illinois.

            E. Our opinions are limited to only those laws, rules and regulations that we have, in the exercise of customary professional diligence, but without any special investigation, recognized as generally applicable to the transactions contemplated by the Agreement or to business organizations of the same type as the Company (which are not engaged in regulated business activities) and exclude all laws, rules and regulations of the type described in Section 19 of the Legal Opinion Accord of the American Bar Association Section of Business Law (1991). In addition, we express no opinion as to any law, rule or regulation (i) the violation of which would not have a material adverse effect on you or the Company or the Company's ability to perform its obligations under the Agreement, or (ii) to which the Company may be subject as a result of your legal or regulatory status.

            F. The foregoing opinions are limited to the laws of the State of Illinois, the Indiana Business Corporation Law, the federal laws of the

United States of America, and we express no opinions with respect to the laws of any other jurisdiction.

            The opinions expressed in this opinion letter are as of the date of this opinion letter only and as the laws covered hereby only as they are in effect on that date, and we assume no obligation to update or supplement such opinion to reflect any facts or circumstances that may come to our attention after that date or any changes in law that may occur or become effective after that date. The opinions herein are limited to the matters expressly set forth in this opinion letter, and no opinion is given or may be inferred beyond the matters expressly set forth in this opinion letter.

            This opinion letter is furnished by us as special counsel for the Company, is solely for your benefit and for the benefit of your successors and assigns as Lenders, and Persons that acquire participations in your Loans, in connection with the transactions stated herein, and is not to be given to or relied on by any other person or entity or for any other purpose without our prior written consent.

                                    Very truly yours,
                                    SCHIFF HARDIN LLP

                                    By:
                                         -----------------------------------
                                    Robert J. Regan

                                                                    Schedule I
                                                                    ----------

                                 Certificate
                                     of
                         Franklin Electric Co., Inc.

            In connection with the opinion letter (the "OPINION LETTER") of Schiff Hardin LLP ("SCHIFF HARDIN"), dated the date hereof, as special counsel to Franklin Electric Co., Inc. (the "COMPANY") in connection with the Credit Agreement (the "AGREEMENT") dated September 9, 2004 among the Company, the banks and other financial institutions identified therein as Lenders and Bank One, NA, as Administrative Agent, the undersigned hereby certifies to Schiff Hardin and to each of the Lenders and the Administrative Agent that:

            1. Except as set forth below, the Company is not bound by any order, judgment, injunction, decree or writ of any court or other governmental body that could reasonably be expected to relate to the ability of the Company to execute, deliver or perform its obligations under the Agreement:

                                    NONE.

            2. Set forth below is a list of all agreements, indentures, mortgages, deeds of trust and other instruments to which the Company is a party that could reasonably be expected to relate to the ability of the Company to execute, deliver or perform its obligations under the Agreement:

            Amended and Restated Note Purchase and Private Shelf
            Agreement dated as of September 9, 2004 among the Company, Prudential Investment Management, Inc. and the Purchasers named therein.

            IN WITNESS WHEREOF, this Certificate has been duly executed as of September 9, 2004.

                                    FRANKLIN ELECTRIC CO.,  INC.


                                    By:
                                       ------------------------------
                                    Name:
                                         ----------------------------
                                    Title:
                                          ---------------------------

                                                                EXECUTION COPY



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------





                         FRANKLIN ELECTRIC CO., INC.



                      AMENDED AND RESTATED NOTE PURCHASE

                          AND PRIVATE SHELF AGREEMENT





               $110,000,000 Maximum Aggregate Principal Amount
                            Private Shelf Facility








                        Dated as of September 9, 2004





-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              TABLE OF CONTENTS

                            (Not Part of Agreement)


                                                                           Page
                                                                           ----

1.    AUTHORIZATION OF ISSUE OF NOTES........................................1
        1A.          Amendment and Restatement...............................1
        1B.          Authorization of Issue of Private Shelf Notes............1

2.    PURCHASE AND SALE OF NOTES.............................................2
        2A.          Purchase and Sale of Private Shelf Notes.................2
        2A(1).       Facility................................................2
        2A(2).       Issuance Period.........................................3
        2A(3).       Request for Purchase....................................3
        2A(4).       Rate Quotes.............................................3
        2A(5).       Acceptance..............................................4
        2A(6).       Market Disruption.......................................4
        2A(7).       Private Shelf Closing...................................5
        2A(8).       Fees....................................................5
        2A(8)(i).    Issuance Fee............................................5
        2A(8)(ii).   Delayed Delivery Fee....................................5
        2A(8)(iii).  Cancellation Fee........................................6

3.   CONDITIONS OF CLOSING..................................................7
        3A.          Certain Documents......................................7
        3B.          Representations and Warranties; No Default.............8
        3C.          Payment of Fees........................................8
        3D.          Purchase Permitted By Applicable Laws..................8
        3E.          Legal Matters..........................................9
        3F.          Proceedings............................................9

4.   PREPAYMENTS............................................................9
        4A(1).       Required Prepayment of Series A Notes...................9
        4A(2).       Required Prepayment of Private Shelf Notes..............9
        4B.          Optional Prepayment with Yield-Maintenance Amount.......9
        4C.          Notice of Optional Prepayment...........................9
        4D.          Application of Prepayment..............................10
        4E.          Retirement of Notes....................................10

5.   AFFIRMATIVE COVENANTS.................................................10
        5A.          Financial Statements..................................10
        5B.          Inspection of Property................................12
        5C.          Covenant to Secure Notes Equally......................12
        5D.          Maintenance of Insurance..............................12
        5E.          Compliance with Laws..................................12
        5F.          Most Favored Lender Status............................13
        5G.          Leverage Fee..........................................13

6.   NEGATIVE COVENANTS....................................................14
        6A.          [Intentionally Omitted]................................14
        6B.          Credit and Other Restrictions..........................14
        6B(1).       Lien Restrictions.....................................14
        6B(2).       Debt Restriction......................................15
        6B(3).       Loans, Advances and Investments........................15
        6B(4).       Disposition of Certain Assets..........................16
        6B(5).       Sale of Stock and Debt of Subsidiaries.................16
        6B(6).       Merger and Consolidation...............................16
        6B(7).       Sale or Discount of Receivables........................17
        6B(8).       Restricted Transactions................................17
        6B(9).       Interest Coverage Ratio................................17
        6B(10).      Debt to EBITDA Ratio...................................17
        6B(11).      Subsidiary Restrictions................................17
        6B(12).      Restricted Payments....................................17

7.   EVENTS OF DEFAULT......................................................18
        7A.          Acceleration...........................................18
        7B.          Rescission of Acceleration.............................21
        7C.          Notice of Acceleration or Rescission....................21
        7D.          Other Remedies.........................................21

8.   REPRESENTATIONS, COVENANTS AND WARRANTIES..............................21
        8A(1).       Organization.........................................  20
        8A(2).       Power and Authority....................................22
        8B.          Financial Statements...................................22
        8C.          Actions Pending....................................... 23
        8D.          Outstanding Debt.......................................23
        8E.          Title to Properties....................................23
        8F.          Taxes..................................................23
        8G.          Conflicting Agreements and Other Matters................23
        8H.          Offering of Notes......................................24
        8I.          Use of Proceeds....................................... 24
        8J.          Compliance with ERISA..................................24
        8K.          Governmental Consent.................................. 25
        8L.          Compliance with Laws...................................25
        8M.          Hostile Tender Offers..................................25
        8N.          Disclosure.............................................25
        8O.          Investment Company Status; Holding Company Status.......26

9.   REPRESENTATIONS OF THE PURCHASERS......................................26
        9A.          Nature of Purchase.....................................26
        9B.          Source of Funds.......................................26


10.  DEFINITIONS............................................................28
        10A.         Yield-Maintenance Terms................................28
        10B.         Other Terms............................................30
        10C.         Accounting Principles, Terms and Determinations.........41

11.  MISCELLANEOUS.........................................42
        11A.         Note Payments..........................................42
        11B.         Expenses...............................................42
        11C.         Consent to Amendments..................................42
        11D.         Form, Registration, Transfer and
                       Exchange of Notes; Lost Notes.........................43
        11E.         Persons Deemed Owners; Participations...................44
        11F.         Survival of Representations and Warranties;
                       Entire Agreement.....................................44
        11G.         Successors and Assigns.................................44
        11H.         Disclosure to Other Persons............................45
        11I.         Notices................................................45
        11J.         Payments Due on Non-Business Days.......................46
        11K.         Severability...........................................46
        11L.         Descriptive Headings...................................46
        11M.         Satisfaction Requirement...............................46
        11N.         Governing Law..........................................46
        11O.         Payment Currency.......................................46
        11P.         Payments Free and Clear of Taxes........................47
        11Q.         Counterparts...........................................47
        11R.         Independence of Covenants..............................47
        11S.         Several Obligations....................................48
        11T.         Binding Agreement......................................49

                               LIST OF ATTACHMENTS
                               -------------------


PURCHASER SCHEDULE

EXHIBIT A  --  FORM OF PRIVATE SHELF NOTE

EXHIBIT B  --  FORM OF REQUEST FOR PURCHASE

EXHIBIT C  --  FORM OF CONFIRMATION OF ACCEPTANCE

EXHIBIT D  --  FORM OF OPINION OF COMPANY'S SPECIAL COUNSEL

EXHIBIT E  --  CERTIFICATE AS TO REPRESENTATIONS, DEFAULTS, ETC.

SCHEDULE 6B(1)  --  LIST OF EXISTING LIENS

SCHEDULE 6B(4)  --  PERMITTED DISPOSITIONS

SCHEDULE 8A  --  LIST OF SUBSIDIARIES

SCHEDULE 8G  --  LIST OF AGREEMENTS RESTRICTING DEBT

                        FRANKLIN ELECTRIC CO., INC.
                           400 East Spring Street
                          Bluffton, Indiana  46714


                                                       As of September 9, 2004

To:	Prudential Investment Management, Inc. (herein called "Prudential")
Each Prudential Affiliate which becomes
  bound by this Agreement as hereinafter
  provided (together with Prudential, the
  "PURCHASERS")
  c/o Prudential Capital Group
  Two Prudential Plaza
  Suite 5600
  Chicago, Illinois  60601

Ladies and Gentlemen:

    The undersigned, Franklin Electric Co., Inc., an Indiana corporation (herein called the "Company"), hereby agrees with you as set forth below. Reference is made to paragraph 10 hereof for definitions of capitalized terms used herein.

    1.           AUTHORIZATION OF ISSUE OF NOTES.

    1A.          AMENDMENT AND RESTATEMENT.  The Company and The Prudential
Insurance Company of America entered into that certain Note Purchase and Private Shelf Agreement dated as of November 10, 1993 (the "EXISTING 1993 SHELF AGREEMENT") pursuant to which the Series A Notes were originally issued. Pursuant to that certain Amended and Restated Note Purchase and Private Shelf Agreement dated as of March 1, 2002 (as amended from time to time prior to the date hereof, the "EXISTING 2002 SHELF AGREEMENT") between the Company and The Prudential Insurance Company of America, the parties thereto amended and restated the Existing 1993 Shelf Agreement and the Series A Notes became outstanding thereunder. Effective as of the date hereof, the parties agree that this agreement amends and restates in its entirety the Existing 2002 Shelf Agreement and the Series A Notes will be outstanding under this Agreement. After giving effect to the purchase and sale of the Series A Notes, the Available Facility Amount hereunder is $110,000,000 as described in greater detail in paragraph 2A(1) below. From and after the effectiveness of this Agreement, neither the Existing 1993 Shelf Agreement nor the Existing 2002 Shelf Agreement shall be of any force or effect whatsoever except to evidence the terms pursuant to which the Series A Notes were originally issued and were outstanding prior to the date hereof.

    1B.           AUTHORIZATION OF ISSUE OF PRIVATE SHELF NOTES.  The Company
will authorize the issue of, but shall not be obligated to issue, its additional senior promissory notes (herein called the "PRIVATE SHELF NOTES") in the aggregate principal amount of up to $110,000,000 (including the equivalent in Available Currencies), to be dated the date of issue thereof, to mature, in the case of each Private Shelf Note so issued, no less than five
(5) years and no more than fifteen (15) years after the date of original issuance thereof, to have an average life, in the case of each Private Shelf Note so issued, no more than twelve (12) years after the date of original issuance thereof, to bear interest on the unpaid balance thereof from the date thereof at the rate per annum (and to have such other particular terms) as shall be set forth in the case of each Private Shelf Note so issued in the Confirmation of Acceptance with respect to such Private Shelf Note delivered pursuant to paragraph 2A(5), and to be substantially in the form of EXHIBIT A attached hereto. The terms "PRIVATE SHELF NOTE" and "PRIVATE SHELF NOTES" as used herein shall include each Private Shelf Note delivered pursuant to any provision of this Agreement and each Private Shelf Note delivered in substitution or exchange for any such Private Shelf Note pursuant to any such provision. The terms "NOTE" or "NOTES" as used herein shall include the Series A Note and each Private Shelf Note delivered pursuant to any provision of this Agreement and each Note delivered in substitution or exchange for any such Note pursuant to any such provision. Notes which have (i) the same final maturity, (ii) the same principal prepayment dates, (iii) the same principal prepayment amounts (as a percentage of the original principal amount of each Note), (iv) the same interest rate, (v) the same interest payment periods,
(vi) the same currency denomination; (vii) the same date of issuance (which, in the case of a Note issued in exchange for another Note, shall be deemed for these purposes the date on which such Note's ultimate predecessor Note was issued), and (viii) which are otherwise designated a "Series" hereunder or in the Confirmation of Acceptance whether or not the foregoing conditions are satisfied, are herein called a "Series" of Notes.

    2.           PURCHASE AND SALE OF NOTES.

    2A.          PURCHASE AND SALE OF PRIVATE SHELF NOTES.

    2A(1).       FACILITY.  Prudential is willing to consider, in its sole
discretion and within limits which may be authorized for purchase by Prudential and the Prudential Affiliates from time to time, the purchase of Private Shelf Notes pursuant to this Agreement. The willingness of Prudential to consider such purchase of Private Shelf Notes is herein called the "FACILITY". At any time, the aggregate principal amount of Private Shelf Notes stated in paragraph 1B, MINUS the aggregate principal amount of Private Shelf Notes purchased and sold pursuant to this Agreement prior to such time, MINUS the aggregate principal amount of Accepted Notes (as hereinafter defined) which have not yet been purchased and sold hereunder prior to such time is herein called the "AVAILABLE FACILITY AMOUNT" at such time. For purposes of the preceding sentence, the aggregate principal amount of Private Shelf Notes and Accepted Notes shall be calculated in Dollars with the aggregate principal amount of Private Shelf Notes or Accepted Notes denominated or to be denominated in any Available Currency other than Dollars being converted to Dollars at the rate of exchange used by Prudential to calculate the Dollar equivalent at the time of the applicable Acceptance under
paragraph 2A(5).   NOTWITHSTANDING THE WILLINGNESS OF PRUDENTIAL TO CONSIDER
PURCHASES OF PRIVATE SHELF NOTES, THIS AGREEMENT IS ENTERED INTO ON THE EXPRESS UNDERSTANDING THAT NEITHER PRUDENTIAL NOR ANY PRUDENTIAL AFFILIATE SHALL BE OBLIGATED TO MAKE OR ACCEPT OFFERS TO PURCHASE PRIVATE SHELF NOTES, OR TO QUOTE RATES, SPREADS OR OTHER TERMS WITH RESPECT TO SPECIFIC PURCHASES OF PRIVATE SHELF NOTES, AND THE FACILITY SHALL IN NO WAY BE CONSTRUED AS A CAPITAL COMMITMENT BY PRUDENTIAL OR ANY PRUDENTIAL AFFILIATE.

    2A(2).       ISSUANCE PERIOD.  Private Shelf Notes may be issued and sold pursuant to this Agreement until the earlier of (i) September 9, 2007 and (ii) the thirtieth day after Prudential shall have given to the Company, or the Company shall have given to Prudential, a written notice stating that it elects to terminate the issuance and sale of Private Shelf Notes pursuant to this Agreement (or if such thirtieth day is not a New York Business Day, the New York Business Day next preceding such thirtieth day). The period during which Private Shelf Notes may be issued and sold pursuant to this Agreement is herein called the "ISSUANCE PERIOD".

    2A(3).       REQUEST FOR PURCHASE.  The Company may from time to time
during the Issuance Period make requests for purchases of Private Shelf Notes (each such request being herein called a "REQUEST FOR PURCHASE"). Each Request for Purchase shall be made to Prudential by telecopier and confirmed by nationwide overnight delivery service, and shall (i) specify the aggregate principal amount and currency (which shall be an Available Currency) of Private Shelf Notes covered thereby, which shall not be less than $5,000,000 (or its equivalent in another Available Currency) and shall not be greater than the Available Facility Amount at the time such Request for Purchase is made, (ii) specify the principal amounts, final maturities, principal payment dates and amounts and interest payment periods (quarterly or semi-annual in arrears) of the Private Shelf Notes covered thereby, (iii) specify the use of proceeds of such Private Shelf Notes, (iv) specify the proposed day for the closing of the purchase and sale of such Private Shelf Notes, which shall be a Business Day during the Issuance Period not less than five (5) Business Days and not more than forty-two (42) days after the making of such Request for Purchase, (v) specify the number of the account and the name and address of the depository institution to which the purchase prices of such Private Shelf Notes are to be transferred on the Private Shelf Closing Day for such purchase and sale, (vi) certify that the representations and warranties contained in paragraph 8 hereof are true on and as of the date of such Request for Purchase except to the extent of changes caused by the transactions herein contemplated and that there exists on the date of such Request for Purchase no Event of Default or Default (and that no Event of Default or Default shall arise as the result of the purchase and sale of such Private Shelf Notes), and (vii) be substantially in the form of EXHIBIT B attached hereto. Each Request for Purchase shall be in writing and shall be deemed made when received by Prudential.

    2A(4).       RATE QUOTES.  Not later than five (5) Business Days after the
Company shall have given Prudential a Request for Purchase pursuant to paragraph 2A(3), Prudential may but shall be under no obligation to, provide to the Company by telephone or telefacsimile, in each case between 9:30 A.M. and 1:00 P.M. New York City local time (or such other time as Prudential may elect) interest rate quotes for the several currencies, principal amounts, maturities, prepayment schedules and interest payment periods of Private Shelf Notes specified in such Request for Purchase (each such interest rate quote provided in response to a Request for Purchase herein called a "QUOTATION"). Each Quotation shall represent the interest rate per annum payable on the outstanding principal balance of such Private Shelf Notes until such balance shall have become due and payable, at which Prudential or a Prudential Affiliate would be willing to purchase such Private Shelf Notes at 100% of the principal amount thereof.

    2A(5).       ACCEPTANCE.  Within 30 minutes after Prudential shall have provided any Quotation pursuant to paragraph 2A(4) or such shorter period as Prudential may specify to the Company (such period herein called the "ACCEPTANCE WINDOW"), an Authorized Officer of the Company may, subject to the terms of paragraph 2A(6), elect to accept on behalf of the Company a Quotation as to not less than $5,000,000 aggregate principal amount of the Private Shelf Notes specified in the applicable Request for Purchase (in the Available Currency specified in the Request for Purchase). Such election shall be made by an Authorized Officer of the Company notifying Prudential by telephone or telefacsimile within the Acceptance Window (but not earlier than 9:30 A.M. or later than 2:00 P.M., New York City local time) that the Company elects to accept such Quotation (each such Private Shelf Note being herein called an "ACCEPTED NOTE") as to which such acceptance (herein called an "ACCEPTANCE") relates. The day the Company notifies Prudential of an Acceptance with respect to any Accepted Notes is herein called the "ACCEPTANCE DAY" for such Accepted Notes. Any Quotation as to which Prudential does not receive an Acceptance within the Acceptance Window shall expire, and no purchase or sale of Private Shelf Notes hereunder shall be made based on any such expired Quotation. Subject to paragraph 2A(6) and the other terms and conditions hereof, the Company agrees to sell to Prudential or a Prudential Affiliate, and Prudential agrees to purchase, or to cause the purchase by a Prudential Affiliate of, the Accepted Notes at 100% of the principal amount of such Notes, which purchase price shall be paid in the currency in which such Notes are to be denominated. As soon as practicable following the Acceptance Day, the Company, Prudential and each Prudential Affiliate which is to purchase any such Accepted Notes will execute a confirmation of such Acceptance substantially in the form of EXHIBIT C attached hereto (herein called a "CONFIRMATION OF ACCEPTANCE"). If the Company should fail to execute and return to Prudential within three Business Days following receipt thereof a Confirmation of Acceptance with respect to any Accepted Notes, Prudential may at its election at any time prior to its receipt thereof cancel the closing with respect to such Accepted Notes by so notifying the Company in writing.

    2A(6).       MARKET DISRUPTION.  Notwithstanding the provisions of
paragraph 2A(5), if Prudential shall have provided a Quotation pursuant to paragraph 2A(4) and thereafter, prior to the time an Acceptance with respect to such Quotation shall have been notified to Prudential in accordance with paragraph 2A(5), (i) the domestic market for U.S. Treasury securities or derivatives shall have closed or there shall have occurred a general suspension, material limitation or significant disruption of trading in securities generally on the New York Stock Exchange or in the domestic market for U.S. Treasury securities or derivatives or (ii) in the case of Private Shelf Notes to be denominated in a currency other than Dollars, the markets for the relevant government securities (which in the case of the Euro, shall be the current benchmark treasury notes of the German Federal Republic) or the spot or forward currency market, the financial futures market or the interest rate swap market shall have closed or there shall have occurred a general suspension, material limitation or significant disruption of trading, then such Quotation shall expire, and no purchase or sale of Private Shelf Notes hereunder shall be made based on such expired interest rate quotes. If the Company thereafter notifies Prudential of the Acceptance of any such Quotation, such Acceptance shall be ineffective for all purposes of this Agreement, and Prudential shall promptly notify the Company that the provi-sions of this paragraph 2A(6) are applicable with respect to such Acceptance.

    2A(7).       PRIVATE SHELF CLOSING.  Not later than 11:30 A.M. (Chicago time) on the Private Shelf Closing Day for any Accepted Notes, the Company will deliver to each Purchaser listed in the Confirmation of Acceptance relating thereto at the offices of Prudential Capital Group, Two Prudential Plaza, Suite 5600, Chicago, Illinois 60601-6716 Attention: Law Department (or to such other address pursuant to the instructions of Prudential), the Private Shelf Notes to be purchased by such Purchaser in the form of one or more Notes in authorized denominations as such Purchaser may request for each Series of Accepted Notes to be purchased on the Private Shelf Closing Day, dated the Private Shelf Closing Day and registered in such Purchaser's name (or in the name of its nominee), against payment of the purchase price thereof by transfer of immediately available funds for credit to the Company's account or accounts specified in the Request for Purchase of such Private Shelf Notes.
If the Company fails to tender to any Purchaser the Accepted Notes to be purchased by such Purchaser on the scheduled Private Shelf Closing Day for such Accepted Notes as provided above in this paragraph 2A(7), or any of the conditions specified in paragraph 3 shall not have been fulfilled by the time required on such scheduled Private Shelf Closing Day, the Company shall, prior to 1:00 P.M., New York City local time, on such scheduled Private Shelf Closing Day notify Prudential in writing (which notification shall be deemed received by each Purchaser) whether (x) such closing is to be rescheduled (such rescheduled date to be a Business Day during the Issuance Period not less than one Business Day and not more than ten Business Days after such scheduled Private Shelf Closing Day (the "RESCHEDULED CLOSING DAY")) and certify to Prudential (which certification shall be for the benefit of each Purchaser) that the Company reasonably believes that it will be able to comply with the conditions set forth in paragraph 3 on such Rescheduled Closing Day and that the Company will pay the Delayed Delivery Fee, if any, in accordance with paragraph 2A(8)(ii) or (y) such closing is to be cancelled. If a Rescheduled Closing Day is established in respect of Private Shelf Notes denominated in a currency other than Dollars, the Private Shelf Notes shall have the same maturity date, principal prepayment dates and amounts and interest payment dates as originally scheduled. In the event that the Company shall fail to give such notice referred to in the second preceding sentence, Prudential (on behalf of each Purchaser) may at its election, at any time after 1:00 P.M., New York City local time, on such scheduled Private Shelf Closing Day, notify the Company in writing that such closing is to be cancelled. Notwithstanding anything to the contrary appearing in this Agreement, the Company may not elect to reschedule a closing with respect to any given Accepted Notes on more than one occasion, unless Prudential shall have otherwise consented in writing.

    2A(8).       FEES.

    2A(8)(i).    ISSUANCE FEE.  The Company will pay to each Purchaser in
immediately available funds a fee (herein called the "ISSUANCE FEE") on each Private Shelf Closing Day in an amount equal to 0.10% of the Dollar equivalent (at the time of the applicable Acceptance) aggregate principal amount of Notes sold to such Purchaser on such Private Shelf Closing Day. Such fee shall be payable in Dollars.

    2A(8)(ii).   DELAYED DELIVERY FEE.  If the closing of the purchase and
sale of any Accepted Note is delayed for any reason beyond the original Closing Day for such Accepted Note, the Company will pay to each Purchaser which shall have agreed to purchase such Accepted Notes:

                 (a) in the case of an Accepted Note denominated in Dollars, on the Cancellation Date or actual Closing Day of such purchase and sale, a fee (herein called the "DOLLAR DELAYED DELIVERY FEE") equal to the product of (i) the amount determined by Prudential to be the amount by which the bond equivalent yield per annum of such Accepted Note exceeds the investment rate per annum on an alternative Dollar investment of the highest quality selected by Prudential and having a maturity date or dates the same as, or closest to, the Rescheduled Closing Day or Rescheduled Closing Days from time to time fixed for the delayed delivery of such Accepted Note, (ii) the principal amount of such Accepted Note and (iii) a fraction the numerator of which is equal to the number of actual days elapsed from and including the original Closing Day for such Accepted Note to but excluding the date of such payment, and the denominator of which is 360; and

                 (b) in the case of an Accepted Note denominated in a currency other than Dollars, on the Cancellation Date or the actual Closing Day of such purchase and sale, a fee (herein called the "NON-DOLLAR DELAYED DELIVERY FEE," and, together with the Dollar Delayed Delivery Fee, the "DELAYED DELIVERY FEE") equal to the sum of (1) the product of (x) the amount by which the bond equivalent yield per annum of such Accepted Note exceeds the arithmetic average of Overnight Interest Rate on each day from and including the original Closing Day for such Accepted Note, (y) the principal amount of such Accepted Note and (z) a fraction the numerator of which is equal to the number of actual days elapsed from and including the original Closing Day for such Accepted Note to but excluding the date of such payment, and the denominator of which is (A) 360, in the case of Accepted Notes denominated in Euros or Yen, or (B) 365 (unadjusted for leap years) in the case of Accepted Notes denominated in Australian Dollars, and (2) the costs and expenses (if any) incurred by such Purchaser or its affiliates with respect to any interest rate, currency exchange agreement or similar agreement entered into by the Purchaser or any such affiliate in connection with the delayed closing of such Accepted Notes. In no case shall the Delayed Delivery Fee be less than zero. Nothing contained herein shall obligate any Purchaser to purchase any Accepted Note on any day other than the Closing Day for such Accepted Note, as the same may be rescheduled from time to time in compliance with paragraph 2A(7).

    2A(8)(iii). CANCELLATION FEE. If the Company at any time notifies Prudential in writing that the Company is canceling the closing of the purchase and sale of any Accepted Note, or if Prudential notifies the Company in writing under the circumstances set forth in the last sentence of paragraph 2A(5) or the penultimate sentence of paragraph 2A(7) that the closing of the purchase and sale of such Accepted Note is to be canceled, or if the closing of the purchase and sale of such Accepted Note is not consummated on or prior to the last day of the Issuance Period (the date of any such notification, or the last day of the Issuance Period, as the case may be, being herein called the "CANCELLATION DATE"), the Company will pay the Purchaser which shall have agreed to purchase such Accepted Note in immediately available funds on the Cancellation Date an amount (the "CANCELLATION FEE") equal to:

                 (a) in the case of an Accepted Note denominated in Dollars, the product of (A) the principal amount of such Accepted Note TIMES (B) the quotient (expressed in decimals) obtained by dividing (1) the excess of the ask price (as determined by Prudential) of the Hedge Treasury Note(s) on the Cancellation Date over the bid price (as determined by Prudential) of the Hedge Treasury Note(s) on the Acceptance Day for such Accepted Note by (2) such bid price, with the foregoing bid and ask prices as reported on the Bridge\Telerate Service, or if such information ceases to be available on the Bridge\Telerate Service, any publicly available source of such market data selected by Prudential and rounded to the second decimal place (such amount, the "U.S. CANCELLATION FEE"); or

                 (b) in the case of an Accepted Note denominated in a currency other than Dollars, the aggregate of all unwinding costs incurred by such Purchaser or its affiliates on positions executed by or on behalf of such Purchaser or such affiliates in connection with the proposed lending in such currency and fixing the coupon in such currency (which costs may include a U.S. Cancellation Fee), PROVIDED, HOWEVER, that any gain realized upon either unwinding of any such positions shall be offset against any unwinding costs incurred in either instance. Such positions include (without limitation) currency and interest rate swaps, futures, forwards, government bond (including U.S. Treasury bond) hedges and currency exchange contracts, all of which may be subject to substantial price volatility. Such costs may also include (without limitation) losses incurred by such Purchaser or its affiliates as a result of fluctuations in exchange rates. All unwinding costs incurred by such Purchaser shall be determined by Prudential or its affiliate in accordance with generally accepted financial practice.

    In no case shall the Cancellation Fee be less than zero.

    3. CONDITIONS OF CLOSING. Prudential's and any other Purchaser's obligation to purchase and pay for any Private Shelf Notes, is subject in each case to the satisfaction, on or before the applicable Closing Day for such Notes, of the following conditions (any document required to be delivered pursuant to this paragraph shall be deemed delivered if delivered to Prudential Capital Group at the address specified in paragraph 2A):

    3A.          CERTAIN DOCUMENTS.  Such Purchaser shall have received the following dated the date of the applicable Closing Day:

                 (i) this Agreement;

                 (ii) the Notes to be purchased by such Purchaser;

                 (iii)a favorable opinion of Schiff Hardin LLP, special counsel to the Company (or such other counsel designated by the Company and reasonably acceptable to the Purchaser(s)) reasonably satisfactory to such Purchaser and substantially in the form of EXHIBIT D attached hereto and as to such other matters as such Purchaser may reasonably request. The Company hereby directs each such counsel to deliver such opinion, agrees that the issuance and sale of any Notes will constitute a reconfirmation of such direction and understands and agrees that each Purchaser receiving such an opinion will and is hereby authorized to rely on such opinion;

                 (iv) certified copies of the resolutions of the Board of Directors of the Company authorizing the execution and delivery of this Agreement and the issuance of the Notes, and of all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Agreement and the Notes;

                 (v) a certificate of the secretary and one other officer of the Company certifying the names and true signatures of the officers of the Company authorized to sign this Agreement and the Notes and the other documents to be delivered hereunder or thereunder;

                 (vi) certified copies of the Company's Articles of Incorporation and Bylaws (or, if not a corporation, similar governing documents) or, alternatively, certification that no amendments or other modifications have been made thereto since the date most recently certified to Prudential or other Purchasers;

                 (vii) a Certificate of Existence for the Company from the Secretary of State of the state of Indiana dated as of a recent date and such other evidence of the status of the Company as such Purchaser may reasonably request; and

                 (viii) additional documents or certificates with respect to legal matters or corporate or other proceedings related to the transactions contemplated hereby as may be reasonably requested by such Purchaser.

    3B.          REPRESENTATIONS AND WARRANTIES; NO DEFAULT.  The
representations and warranties contained in paragraph 8 hereof shall be true on and as of the applicable Closing Day, except to the extent of changes caused by the transactions herein contemplated; there shall exist on the applicable Closing Day no Event of Default or Default; and the Company shall have delivered to each Purchaser an Officer's Certificate in substantially the form of EXHIBIT E attached hereto, dated the applicable Closing Day, to both such effects.

    3C.          PAYMENT OF FEES.  The Company shall have paid to Prudential and each Purchaser any fees due it pursuant to or in connection with this Agreement, including any Issuance Fee due pursuant to paragraph 2A(8)(i) and any Delayed Delivery Fee pursuant to paragraph 2A(8)(ii).

    3D.          PURCHASE PERMITTED BY APPLICABLE LAWS.  The purchase of and payment for the Notes to be purchased on the applicable Closing Day on the terms and conditions herein provided (including the use of the proceeds of such Notes by the Company) shall not violate any applicable law or governmental regulation (including, without limitation, Section 5 of the Securities Act or Regulation T, U or X of the Board of Governors of the Federal Reserve System) and shall not subject any Purchaser to any tax, penalty, liability or other onerous condition under or pursuant to any applicable law or governmental regulation, and such Purchaser shall have received such certificates or other evidence to establish compliance with this condition.

    3E.          LEGAL MATTERS.  Counsel for the Purchasers shall be satisfied as to all legal matters relating to such purchase and sale.

    3F.          PROCEEDINGS.  All corporate and other proceedings taken or to be taken in connection with the transactions contemplated hereby and all documents incident thereto shall be reasonably satisfactory in substance and form to each Purchaser, and each Purchaser shall have received all such counterpart originals or certified or other copies of such documents as it may reasonably request.

    4. PREPAYMENTS. The Notes shall be subject to required prepayment as and to the extent provided in paragraphs 4A(1) and 4A(2). The Notes shall also be subject to prepayment under the circumstances set forth in paragraph 4B. Any prepayment made by the Company pursuant to any other provision of this paragraph 4 shall not reduce or otherwise affect its obligation to make any required prepayment as specified in paragraph 4A.

    4A(1).       REQUIRED PREPAYMENT OF SERIES A NOTES.

    Subject to paragraph 4B, until the Series A Notes shall be paid in full, the Company shall apply to the prepayment of the Series A Notes, without Yield-Maintenance Amount, the sum of $1,000,000 annually on November 10 of each year commencing on November 10, 1998 and continuing to and including November 10, 2007, and such principal amounts of the Series A Notes, together with interest accrued thereon to the payment dates shall become due on such payment dates. The remaining unpaid principal amount of the Series A Notes, together with interest accrued thereon, shall become due on the maturity date of the Series A Notes.

    4A(2).       REQUIRED PREPAYMENT OF PRIVATE SHELF NOTES.  Until each
respective Series of Private Shelf Notes shall be paid in full, each respective Series of Private Shelf Notes shall be subject to such required prepayments, if any, set forth in the Private Shelf Notes of such Series. Any prepayment made by the Company pursuant to any other provision of this paragraph 4 shall not reduce or otherwise affect its obligation to make any prepayment as specified in the respective Series of Private Shelf Notes.

    4B.          OPTIONAL PREPAYMENT WITH YIELD-MAINTENANCE AMOUNT.  Subject
to the limitations set forth below, the Notes of each Series shall be subject to prepayment, in whole at any time or from time to time in part (in $100,000 increments and not less than $1,000,000 per occurrence or, in each case, in the equivalent of the currency in which the Notes of such Series are denominated), at the option of the Company, at 100% of the principal amount so prepaid plus interest thereon to the prepayment date and the Yield-Maintenance Amount, if any, with respect to each Note so prepaid. Any partial prepayment of a Series of Notes pursuant to this paragraph 4B shall be applied in satisfaction of required payments of principal in the inverse order of their scheduled due dates.

    4C.          NOTICE OF OPTIONAL PREPAYMENT.  The Company shall give to the holder of each Note of a Series to be prepaid pursuant to paragraph 4B irrevocable written notice of such prepayment pursuant to paragraph 4B with respect to such Series not less than ten (10) Business Days prior to the prepayment date, specifying (i) such prepayment date, (ii) the aggregate principal amount of the Notes of such Series to be prepaid on such date, (iii) the principal amount of the Notes of such Series held by such holder to be prepaid on that date, and (iv) stating that such optional prepayment is to be made pursuant to paragraph 4B. Notice of optional prepayment having been given as aforesaid, the principal amount of the Notes specified in such notice, together with interest thereon to the prepayment date and together with the Yield-Maintenance Amount, if any, with respect thereto, shall become due and payable on such prepayment date. The Company shall, on or before the day on which it gives written notice of any prepayment pursuant to paragraph 4B, give telephonic notice of the principal amount of the Notes to be prepaid and the prepayment date to each Holder which shall have designated a recipient for such notices in the PURCHASER SCHEDULE attached hereto or the applicable Confirmation of Acceptance or by notice in writing to the Company.

    4D.          APPLICATION OF PREPAYMENT.  In the case of each prepayment pursuant to paragraphs 4A or 4B of less than the entire unpaid principal amount of all outstanding Notes of any Series (including, for the purpose of this paragraph 4D only, all Notes prepaid or otherwise retired or purchased or otherwise acquired by the Company or any of its Subsidiaries or Affiliates other than by prepayment pursuant to paragraph 4A or 4B), the amount to be prepaid shall be applied pro rata to all outstanding Notes of such Series according to the respective unpaid principal amounts thereof.

    4E.          RETIREMENT OF NOTES.  The Company shall not, and shall not permit any of its Subsidiaries or Affiliates to, prepay or otherwise retire in whole or in part prior to their stated final maturity (other than (i) by prepayment pursuant to paragraphs 4A or 4B or (ii) upon acceleration of such final maturity pursuant to paragraph 7A), or purchase or otherwise acquire, directly or indirectly, Notes of any Series held by any holder unless the Company or such Subsidiary or Affiliate shall have offered to prepay or otherwise retire or purchase or otherwise acquire, as the case may be, the same proportion of the aggregate principal amount of Notes of such Series held by each other holder of Notes of such Series. The Company will promptly cancel all Notes acquired by the Company or any Subsidiary or any such other Affiliate pursuant to any payment, prepayment or purchase of Notes pursuant to any provision of this Agreement, and no Notes may be issued in substitution or exchange for any such Notes.

    5.           AFFIRMATIVE COVENANTS.

    5A.          FINANCIAL STATEMENTS.  The Company covenants that it will
deliver to each Significant Holder of any Notes:

                 (i)	as soon as practicable and in any event within sixty (60)
    days after the end of each quarterly period (other than the last quarterly period) in each fiscal year, consolidated statements of income, stockholders' equity and cash flows of the Company and its Subsidiaries for the period from the beginning of the current fiscal year to the end of such quarterly period, and a consolidated balance sheet of the Company and its Subsidiaries as at the end of such quarterly period, setting forth in each case in comparative form figures for the corresponding period in the preceding fiscal year, all in reasonable detail and certified by an authorized financial officer of the Company, subject to changes resulting from audit and year-end adjustments; provided, however, that delivery
    (within the time period specified above) pursuant to clause (iii) below of a copy of the Quarterly Report on Form 10-Q of the Company for such quarterly period filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this clause (i);

                 (ii)	as soon as practicable and in any event within ninety
    (90) days after the end of each fiscal year, consolidating and consolidated statements of income and cash flows and a consolidated statement of stockholders' equity of the Company and its Subsidiaries for such year, and a consolidating and consolidated balance sheet of the Company and its Subsidiaries as at the end of such year, setting forth in each case in comparative form corresponding consolidated figures from the preceding annual audit, all in reasonable detail and satisfactory in form to the Required Holder(s) and, as to the consolidated statements, reported on by independent public accountants of recognized national standing selected by the Company (whose report shall be without a "going concern" or like qualification or exception and without any qualification or exception as to the scope of such audit) to the effect that such consolidated financial statements present fairly in all material respects the financial condition and results of operations of the Company and its consolidated Subsidiaries on a consolidated basis in accordance with generally accepted accounting principles consistently applied and, as to the consolidating statements, certified by an authorized financial officer of the Company; provided, however, that delivery (within the time period specified above) pursuant to clause (iii) below of a copy of the Annual

    Report on Form 10-K of the Company for such fiscal year filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this clause (ii);

                 (iii) promptly upon transmission thereof, copies of all such financial statements, proxy statements, notices and reports as it shall send to its public stockholders and copies of all registration statements (without exhibits) and all reports which it files with the Securities and Exchange Commission (or any governmental body or agency succeeding to the functions of the Securities and Exchange Commission);

                 (iv) promptly upon request, a copy of each other report submitted to the Company or any Subsidiary by independent accountants in connection with any annual, interim or special audit made by them of the books of the Company or any Subsidiary; and

                 (v) with reasonable promptness, such other financial data as such Significant Holder may reasonably request.

    Together with each delivery of financial statements required by clauses
(i) and (ii) above, the Company will deliver to each Significant Holder an Officer's Certificate (signed on behalf of the Company) (A) demonstrating (with computations in reasonable detail) compliance by the Company and its Subsidiaries with the provisions of paragraph 6, (B) demonstrating (with computations in reasonable detail) whether the Leverage Fee is payable for the most-recently ended Fiscal Quarter pursuant to paragraph 5G and (C) stating that there exists no Event of Default or Default, or, if any Event of Default or Default exists, specifying the nature and period of existence thereof and what action the Company proposes to take with respect thereto.

    The Company also covenants that immediately after any Responsible Officer obtains knowledge of an Event of Default or Default, it will deliver to each Significant Holder an Officer's Certificate (signed on behalf of the Company) specifying the nature and period of existence thereof and what action the Company proposes to take with respect thereto.

    5B.          INSPECTION OF PROPERTY.  The Company covenants that, to the extent permitted by law, it will permit any Person designated by any Significant Holder in writing, at such Significant Holder's expense, if no Default or Event of Default exists and at the Company's expense if a Default or Event of Default does exist, to (i) visit and inspect any of the properties of the Company and its Subsidiaries, to examine the corporate books and financial records of the Company and its Subsidiaries and make copies thereof or extracts therefrom and to discuss the affairs, finances and accounts of any of such corporations with the principal officers of the Company and, (ii) upon reasonable notice to the Company and opportunity for management of the Company to be present or represented, to discuss the affairs, finances and accounts of any of such corporations (which such Significant Holder has not been able to satisfactorily discuss with or obtain from the Company) with the independent public accountants of the Company and its Subsidiaries, all at such reasonable times and as often as such Significant Holder may reasonably request.

    5C.          COVENANT TO SECURE NOTES EQUALLY.  The Company covenants
that, if it or any Subsidiary shall create or assume any Lien upon any of its property or assets, whether now owned or hereafter acquired, other than Liens permitted by the provisions of paragraph 6B(1) (unless prior written consent to the creation or assumption thereof shall have been obtained pursuant to paragraph 11C), it will make or cause to be made effective provision whereby the Notes will be secured by such Lien equally and ratably with any and all other Indebtedness thereby secured so long as any such other Indebtedness shall be so secured.

    5D.          MAINTENANCE OF INSURANCE.  The Company covenants that it
shall, and shall cause each Subsidiary to, maintain or cause to be maintained, with financially sound and reputable insurers, insurance with respect to its properties and business and the properties and business of its Subsidiaries (which may include a reasonable self-insurance program) as is customarily maintained by other companies operating similar businesses.

    5E.          COMPLIANCE WITH LAWS.  The Company covenants that it shall, and shall cause each of its Subsidiaries to, comply with all laws, ordinances or governmental rules or regulations to which each of them is subject, including, without limitation, environmental laws, and will obtain and maintain in effect all licenses, certificates, permits, franchises and other governmental authorizations necessary to the ownership of their respective properties or to the conduct of their respective businesses, in each case to the extent necessary to ensure that non-compliance with such laws, ordinances or governmental rules or regulations or failure to obtain or maintain in effect such licenses, certificates, permits, franchises and other governmental authorizations would not be reasonably expected to result in a material adverse effect on the business, assets, operations or condition (financial or otherwise) of the Company and its Subsidiaries taken as a whole. Without limitation of the foregoing, the Company will, and will cause each of its Subsidiaries to, not be a Person described in Section 1 of the Anti-Terrorism Order, and not engage in any dealings or transactions, or otherwise be associated, with any such Person.

    5F.          MOST FAVORED LENDER STATUS.  In the event that the Company or any Subsidiary shall enter into, assume or otherwise become bound by or obligated under, or amend, any agreement evidencing any present or future Indebtedness in excess of $10,000,000 (collectively, an "OTHER FINANCING AGREEMENT") which includes one or more Additional Covenants or Additional Defaults, the terms of this Agreement shall, without any further action on the part of the Company or any of the holders of the Notes, be deemed to be amended automatically to include each Additional Covenant and each Additional Default contained in such agreement. The Company further covenants to promptly execute and deliver at its expense (including the reasonable fees and expenses of counsel for the holders of the Notes), an amendment to this Agreement in form and substance satisfactory to the Required Holder(s) evidencing the amendment of this Agreement to include such Additional Covenants and Additional Defaults, PROVIDED that the execution and delivery of such amendment shall not be a precondition to the effectiveness of such amendment as provided for in this paragraph 5F, but shall merely be for the convenience of the parties hereto.

    5G.          LEVERAGE FEE.  In addition to interest accruing on the Series
A Notes, the Company agrees to pay to the holders of the Series A Notes a fee (the "LEVERAGE FEE") with respect to each Fiscal Quarter, beginning with the Fiscal Quarter ending September 30, 2004, during which at any time Consolidated Total Debt is equal to or greater than forty percent (40%) of Consolidated Total Capitalization. The Leverage Fee payable with respect to each Series A Note shall be a dollar amount equal to (a) the product obtained by MULTIPLYING (i) the Applicable Number (as defined below) for such Fiscal Quarter TIMES (ii) the Weighted Dollar Average (as defined below) of the principal balance of such Series A Note during the Fiscal Quarter to which the Leverage Fee relates and (b) dividing the product thus obtained by four. The Leverage Fee for each applicable Fiscal Quarter shall be payable in arrears on the date upon which the financial statements for such Fiscal Quarter are to be delivered under paragraph 5A(i) (or paragraph 5A(ii), if the applicable Fiscal Quarter is the last Fiscal Quarter in a fiscal year). If the Company fails to deliver financial statements under paragraphs 5A(i) or 5A(ii) for any Fiscal Quarter or fiscal year by the date such delivery is due, then the Company shall be deemed to owe the Leverage Fee for such Fiscal Quarter (based on an Applicable Number of .0015) and shall make the payment required for such Fiscal Quarter on the date due pursuant to the preceding sentence. Payment of the Leverage Fee shall be made pursuant to the terms of paragraph 11A.

     The acceptance of the Leverage Fee by any holder of a Series A Note shall not constitute a waiver of any Default or Event of Default. The consequences for the failure to pay the Leverage Fee when due shall be governed by paragraph 7A(ii) hereof, treating the Leverage Fee, for such purposes and for the purpose of determining the amount payable upon acceleration of the Series A Notes, as interest.

     As used in this paragraph 5G, (a) "APPLICABLE NUMBER" shall mean (i) ..00075 if during such Fiscal Quarter Consolidated Total Debt was equal to or greater than 40.0%, but not greater than 50.0%, of Consolidated Total Capitalization or (ii) .0015 if during such Fiscal Quarter Consolidated Total Debt was greater than 50.0% of Consolidated Total Capitalization and (b) "WEIGHTED DOLLAR AVERAGE" shall mean, with respect to any Series A Note, during any Fiscal Quarter, a dollar amount determined by adding together the daily outstanding principal balance of such Series A Note during such Fiscal Quarter and dividing the amount thus obtained by the total number of days in such Fiscal Quarter.

    6. NEGATIVE COVENANTS. During the Issuance Period and so long thereafter as any Note or other amount due hereunder is outstanding and unpaid, the Company covenants as follows:

    6A.          [Intentionally Omitted]

    6B.          CREDIT AND OTHER RESTRICTIONS.  The Company covenants that it will not and will not permit any Subsidiary to:

    6B(1).       LIEN RESTRICTIONS.  Create, incur, assume or suffer to exist any Lien upon any of its property or assets, whether now owned or hereafter acquired (whether or not provision is made for the equal and ratable securing of Notes in accordance with the provisions of paragraph 5C hereof), except:

                 (i) Liens existing on the date hereof encumbering the property and securing the Indebtedness identified on SCHEDULE 6B(1) attached hereto and Liens securing the refinancing, renewal or refunding of any such Indebtedness provided that the principal amount secured is not increased over the amount of such Indebtedness outstanding immediately prior to such refinancing, renewal or refunding and such Lien is not extended to any other property or assets;

                 (ii) Liens for taxes or other governmental charges not yet due or which are being actively contested in good faith by appropriate proceedings;

                 (iii) Liens incidental to the conduct of its business or the ownership of its assets which were not incurred in connection with the borrowing of money or obtaining credit or advances and which do not in the aggregate materially detract from the value of its property or assets or materially impair the use thereof in the operation of its business;

                 (iv) Liens on property or assets of a Subsidiary to secure obligations of such Subsidiary to the Company or another Subsidiary;

                 (v)	 any Lien existing on any asset of any corporation or
    other Person at the time such corporation or other Person becomes a Subsidiary and not created in contemplation of such event;

                 (vi) any Lien on any asset of any corporation or other Person existing at the time such corporation or other Person is merged or consolidated with or into the Company or a Subsidiary and not created in contemplation of such event;

                 (vii) any Lien existing on any asset prior to the acquisition thereof by the Company or a Subsidiary and not created in anticipation of such acquisition; and

                 (viii) Liens not otherwise permitted by the foregoing clauses provided that Priority Debt at no time exceeds twenty percent (20%) of Consolidated Net Worth (notwithstanding the foregoing, the basket in this subclause (viii) shall not be used to provide credit enhancements (in any form, including Liens and Guarantees) to the lender(s) under the Company's primary bank facility).

    6B(2).       DEBT RESTRICTION.  Create, incur, assume or suffer to exist any Indebtedness, except:

                 (i) Indebtedness of the Company or any Subsidiary owing to the Company or to any Subsidiary; and

                 (ii)other Indebtedness of the Company or Subsidiaries, so long as Priority Debt at no time exceeds twenty percent (20%) of Consolidated Net Worth (notwithstanding the foregoing, the basket in this subclause (ii) shall not be used to provide credit enhancements (in any form, including Liens and Guarantees) to the lender(s) under the Company's primary bank facility).

    6B(3).       LOANS, ADVANCES AND INVESTMENTS.  Make or permit to remain outstanding loans or advances to, or own, purchase or acquire any stock, obligations or securities of, or any other interest in, or make any capital contributions to, any Person (collectively, "INVESTMENTS"), except that the Company or any Subsidiary may:

                 (i) make or permit to remain outstanding loans or advances to the Company or any Subsidiary;

                 (ii) own, purchase or acquire stock, obligations or securities of a Subsidiary or of a corporation or other Person which immediately after such purchase or acquisition will be a Subsidiary;

                 (iii) acquire and own stock, obligations or securities received in settlement of debts (created in the ordinary course of business) owing to the Company or any Subsidiary, to the extent the aggregate amount of all such Investments described in this clause (iii) made after the date of this Agreement does not exceed $1,000,000;

                 (iv) own, purchase or acquire prime commercial paper, banker's acceptances and certificates of deposit in commercial banks with a capital of $100,000,000 or more or whose credit is reasonably satisfactory to Prudential; repurchase agreements with respect to the foregoing; fixed income obligations of companies organized under Federal or state law; obligations of the United States Government (or any State thereof); obligations fully guaranteed by the United States Government (or any State thereof); obligations of counties or municipalities located in the United States or agencies or departments thereof in each case rated "A" or better by Standard & Poors Corporation or the equivalent thereof by any nationally recognized rating agency and mutual fund accounts which exclusively invest in any one or more of the foregoing;

                 (v) make or permit to remain outstanding loans or advances to officers and employees in the ordinary course of business reasonably consistent with the Company's business practices as of the date of this Agreement;

                 (vi) make or permit to remain outstanding loans to the existing employee stock ownership plan of the Company;

                 (vii) make or permit to remain outstanding loans to any new employee stock ownership plan of the Company which is approved by the Company's shareholders;

                 (viii) make or permit to remain outstanding loans to senior management of the Company pursuant to the Company's stock purchase plan not to exceed in the aggregate at any time outstanding $5,000,000;

                 (ix) make deposits required by government agencies or public utilities in the ordinary course of business;

                 (x) make deposits in demand deposit accounts;

                 (xi) own treasury stock, and so long as no Default or Event of Default shall be continuing, repurchase from time to time of the capital stock of the Company as authorized by the Company's board of directors from time to time; and

                 (xii) make other new Investments not to exceed an amount equal to twenty-five percent (25%) of Consolidated Net Worth.

    6B(4).       DISPOSITION OF CERTAIN ASSETS.  Except for Permitted
Dispositions or except as permitted by paragraphs 6B(3), 6B(5), 6B(6) and 6B(7), sell, lease, transfer or otherwise dispose of any assets of the Company or any Subsidiary.

    6B(5).       SALE OF STOCK AND DEBT OF SUBSIDIARIES.  Except for Permitted
Dispositions or except as permitted by paragraph 6B(6), sell or otherwise dispose of, or part with control of, any shares of stock or Indebtedness of any Subsidiary, except to the Company or any Subsidiary. Notwithstanding the foregoing, each Significant Subsidiary shall at all times be a Wholly-Owned Subsidiary of the Company.

    6B(6).       MERGER AND CONSOLIDATION.  Merge with or consolidate into any other Person, except:

                 (i) Subsidiaries may be merged into the Company or any other Subsidiary; and

                 (ii) so long as no Default or Event of Default would exist after giving effect thereto or as a result therefrom the Company may merge with another entity which is organized under the laws of the United States of America or one of its states provided that the Company is the surviving corporation.

    6B(7).       SALE OR DISCOUNT OF RECEIVABLES.  Sell with or without
recourse, discount or pledge or otherwise sell any of its notes or accounts receivable excluding, however, the sale on a non-recourse basis of receivables in the ordinary course of business owing from foreign account debtors so long as such sale is not for the exclusive purpose of raising a financing (e.g., a securitization).

    6B(8).       RESTRICTED TRANSACTIONS.  Deal directly or indirectly with an
Affiliate, any Person related by blood, adoption, or marriage to any Affiliate or any Person owning 5% or more of the Company's or any Subsidiary's stock, provided that (i) the Company may deal with such persons in the ordinary course of business at arm's length, (ii) the Company and its Subsidiaries may make Investments permitted by paragraph 6B(3), (iii) in addition to the foregoing, so long as the stock of the Company is publicly held, the Company may deal with such Persons so long as the aggregate amount of such transactions does not exceed $125,000 in any fiscal year and (iv) such prohibition shall not apply to transactions between Subsidiaries or between the Company and its Subsidiaries, including (without limitation) the right or ability of any Subsidiary to declare or pay a dividend.

    6B(9).       INTEREST COVERAGE RATIO.  At the end of each Fiscal Quarter, the ratio of Consolidated EBIT for the period of four consecutive Fiscal Quarters then ended to Consolidated Interest Expense for the period of four consecutive Fiscal Quarters then ended shall not be less than 3.00 to 1.00.

    6B(10).      DEBT TO EBITDA RATIO.  At the end of each Fiscal Quarter,
commencing with the Fiscal Quarter ending on March 31, 2002, the ratio of Consolidated Total Debt as at the end of such Fiscal Quarter to Consolidated EBITDA for the period of four consecutive Fiscal Quarters then ended shall not exceed 3.0 to 1.0.

    6B(11).      SUBSIDIARY RESTRICTIONS.  Enter into, or be otherwise subject to, any contract, agreement or other binding obligation (including its charter) that directly or indirectly limits the amount of, or otherwise restricts (i) the payment by any Subsidiary to the Company of dividends or other redemptions or distributions with respect to such Subsidiary's capital stock, (ii) the repayment to the Company by any Subsidiary of intercompany loans or advances, (iii) the making of loans or advances by any Subsidiary to the Company or any Wholly-Owned Subsidiary (other than a Significant Subsidiary) or (iv) other intercompany transfers to the Company of property or other assets by Subsidiaries.

    6B(12).      RESTRICTED PAYMENTS.  Declare or make any Restricted Payment if any Default has occurred and is continuing or would result therefrom.

    7.           EVENTS OF DEFAULT.

    7A.          ACCELERATION.  If any of the following events shall occur and be continuing for any reason whatsoever (and whether such occurrence shall be voluntary or involuntary or come about or be effected by operation of law or otherwise):

                 (i) the Company defaults in the payment of any principal of, or Yield-Maintenance Amount payable with respect to, any Note when the same shall become due, either by the terms thereof or otherwise as herein provided; or

                 (ii) the Company defaults in the payment of any interest on any Note for more than 10 days after the date due; or

                 (iii) the Company or any Subsidiary defaults (whether as primary obligor or as guarantor or other surety) in any payment of principal of or interest on any other Indebtedness (or any Capitalized Lease Obligation, any obligation under a conditional sale or other title retention agreement, any obligation issued or assumed as full or partial payment for property whether or not secured by a purchase money mortgage or any obligation under notes payable or drafts accepted representing extensions of credit) beyond any period of grace provided with respect thereto, or the Company or any Subsidiary fails to perform or observe any other agreement, term or condition contained in any agreement under which any such Indebtedness is created (or if any other event thereunder or under any such agreement shall occur and be continuing) and the effect of such failure or other event is to cause, or to permit the holder or holders of such Indebtedness (or a trustee on behalf of such holder or holders) to cause, such obligation to become due (or to be repurchased by the Company or any Subsidiary) prior to any stated maturity, provided that the aggregate amount of all Indebtedness as to which such a payment default shall occur and be continuing or such a failure or other event causing or permitting acceleration (or resale to the Company or any Subsidiary) shall occur and be continuing exceeds $10,000,000; or

                 (iv) any representation or warranty made by the Company herein or by the Company or any of its officers in any writing furnished in connection with or pursuant to this Agreement shall be false in any material respect on the date as of which made; or

                 (v) the Company fails to perform or observe any agreement contained in paragraph 6; or

                 (vi) the Company fails to perform or observe any other agreement, term or condition contained herein and such failure shall not be remedied within 30 days after any Responsible Officer obtains actual knowledge thereof; or

                 (vii) 	the Company or any Subsidiary (other than an
    Unrestricted Subsidiary) makes an assignment for the benefit of creditors or is generally not paying its debts as such debts become due; or

                 (viii) any decree or order for relief in respect of the Company or any Subsidiary (other than an Unrestricted Subsidiary) is entered under any bankruptcy, reorganization, compromise, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar law, whether now or hereafter in effect (herein called the "BANKRUPTCY LAW"), of any jurisdiction; or

                 (ix) the Company or any Subsidiary (other than an Unrestricted Subsidiary) petitions or applies to any tribunal for, or consents to, the appointment of, or taking possession by, a trustee, receiver, custodian, liquidator or similar official of the Company or any Subsidiary (other than an Unrestricted Subsidiary), or of any substantial part of the assets of the Company or any Subsidiary (other than an Unrestricted Subsidiary), or commences a voluntary case under the Bankruptcy Law of the United States or any proceedings (other than proceedings for the voluntary liquidation and dissolution of a Subsidiary) relating to the Company or any Subsidiary (other than an Unrestricted Subsidiary) under the Bankruptcy Law of any other jurisdiction; or

                 (x) any such petition or application is filed, or any such proceedings are commenced, against the Company or any Subsidiary (other than an Unrestricted Subsidiary) and the Company or such Subsidiary by any act indicates its approval thereof, consent thereto or acquiescence therein, or an order, judgment or decree is entered appointing any such trustee, receiver, custodian, liquidator or similar official, or approving the petition in any such proceedings, and such order, judgment or decree remains unstayed and in effect for more than 60 days; or

                 (xi) any order, judgment or decree is entered in any proceedings against the Company decreeing the dissolution of the Company and such order, judgment or decree remains unstayed and in effect for more than 60 days; or

                 (xii) any order, judgment or decree is entered in any proceedings against the Company or any Subsidiary decreeing a split-up of the Company or such Subsidiary which requires the divestiture of assets representing a substantial part, or the divestiture of the stock of a Subsidiary whose assets represent a substantial part, of the consolidated assets of the Company and its Subsidiaries (determined in accordance with generally accepted accounting principles) or which requires the divestiture of assets, or stock of a Subsidiary, which shall have contributed a substantial part of the consolidated net income of the Company and its Subsidiaries (determined in accordance with generally accepted accounting principles) for any of the three fiscal years then most recently ended, and such order, judgment or decree remains unstayed and in effect for more than 60 days; or

                 (xiii) a final judgment in an amount in excess of $2,000,000 is rendered against the Company or any Subsidiary and, within 60 days after entry thereof, such judgment is not discharged or execution thereof stayed pending appeal, or within 60 days after the expiration of any such stay, such judgment is not discharged; or

                 (xiv) the Company or any member of the Controlled Group shall fail to pay when due any material amount which it shall have become liable to pay to the PBGC or to a Plan under Title IV of ERISA; or notice of intent to terminate a Plan or Plans shall be filed under Title IV of ERISA by the Company, any member of the Controlled Group, any plan administrator or any combination of the foregoing which results in liability of the Company or any member of the Controlled Group of greater than $2,000,000; or the PBGC shall institute proceedings under Section 4042 of ERISA to terminate or to cause a trustee to be appointed to administer any such Plan or Plans or a proceeding shall be instituted by a fiduciary of any such Plan or Plans to enforce Section 515 or 4219(c)(5) of ERISA and such proceeding shall not have been dismissed within 60 days thereafter; or a condition shall exist by reason of which the PBGC would be entitled to obtain a decree adjudicating that any such Plan or Plans must be terminated; or the Company or any other member of the Controlled Group shall incur any withdrawal liability in excess of $2,000,000 with respect to a Multiemployer Plan; or

then (a) if such event is an Event of Default specified in clause (i) or (ii) of this paragraph 7A, the holder of any Note may at its option, by notice in writing to the Company, declare such Note to be, and such Note shall thereupon be and become, immediately due and payable together with interest accrued thereon and together with the Yield-Maintenance Amount, if any, with respect to each such Note, without presentment, demand, protest or notice of any kind, all of which are hereby waived by the Company, (b) if such event is an Event of Default specified in clause (viii), (ix) or (x) of this paragraph 7A with respect to the Company, all of the Notes at the time outstanding shall automatically become immediately due and payable at par together with interest accrued thereon, and together with the Yield-Maintenance Amount, if any, with respect to each Note, without presentment, demand, protest or notice of any kind, all of which are hereby waived by the Company, and (c) with respect to any event constituting an Event of Default, (including any event described in clause (a) above), the Required Holder(s) of the Notes of any Series may at their option, by notice in writing to the Company, declare all of the Notes of such Series to be, and all of the Notes shall thereupon be and become, immediately due and payable together with interest accrued thereon and together with the Yield-Maintenance Amount, if any, with respect to each Note of such Series, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Company, provided that the Yield-Maintenance Amount, if any, with respect to each Note shall be due and payable upon such declaration only if (x) such event is an Event of Default specified in any of clauses (i) to (vii), inclusive, or clauses (xi) through (xiv), inclusive, of this paragraph 7A, (y) the Required Holders shall have given to the Company, at least 10 Business Days before such declaration, written notice stating its or their intention so to declare the Notes to be immediately due and payable and identifying one or more such Events of Default whose occurrence on or before the date of such notice permits such declaration, and
(z) one or more of the Events of Default so identified shall be continuing at the time of such declaration.

      The Company acknowledges and the parties hereto agree, that each holder of a Note has the right to maintain its investment in the Notes free from repayment by the Company (except as herein specifically provided for) and that the provision for payment of the Yield-Maintenance Amount by the Company in the event that the Notes are pre-paid or are accelerated as a result of an Event of Default, is intended to provided compensation of such right under such circumstances.

    7B.          RESCISSION OF ACCELERATION.  At any time after any or all of the Notes shall have been declared immediately due and payable pursuant to paragraph 7A, the Required Holder(s) may, by notice in writing to the Company, rescind and annul such declaration and its consequences if (i) the Company shall have paid all overdue interest on the Notes, the principal of and Yield-Maintenance Amount, if any, payable with respect to any Notes which have become due otherwise than by reason of such declaration, and interest on such overdue interest and overdue principal and Yield-Maintenance Amount at the rate specified in the Notes, (ii) the Company shall not have paid any amounts which have become due solely by reason of such declaration, (iii) all Events of Default and Defaults, other than non-payment of amounts which have become due solely by reason of such declaration, shall have been cured or waived pursuant to paragraph 11C, and (iv) no judgment or decree shall have been entered for the payment of any amounts due pursuant to the Notes or this Agreement. No such rescission or annulment shall extend to or affect any subsequent Event of Default or Default or impair any right arising therefrom.

    7C.          NOTICE OF ACCELERATION OR RESCISSION.  Whenever any Note
shall be declared immediately due and payable pursuant to paragraph 7A or any such declaration shall be rescinded and annulled pursuant to paragraph 7B, the Company shall forthwith give written notice thereof to the holder of each Note at the time outstanding.

    7D.          OTHER REMEDIES.  If any Event of Default or Default shall
occur and be continuing, the holder of any Note (in the case of a Default or Event of Default under paragraph 7A(i) or (ii)) or the Required Holder(s) (in the case of any other Default or Event of Default) may proceed to protect and enforce their rights under this Agreement and such Note by exercising such remedies as are available in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in this Agreement or in aid of the exercise of any power granted in this Agreement. No remedy conferred in this Agreement upon the holder of any Note is intended to be exclusive of any other remedy, and each and every such remedy shall be cumulative and shall be in addition to every other remedy conferred herein or now or hereafter existing at law or in equity or by statute or otherwise.

    8. REPRESENTATIONS, COVENANTS AND WARRANTIES. The Company represents, covenants and warrants as follows:

    8A(1).       ORGANIZATION.  The Company is a corporation duly organized and existing in good standing under the laws of the State of Indiana and has the corporate power to own its property and to carry on its business as now being conducted. Each Subsidiary is duly organized and existing in good standing under the laws of its jurisdiction of incorporation and has the corporate power to own its property and to carry on its business as now being conducted except in such instances where the failure could not be reasonably expected to result in a material adverse effect on the business, assets, operations or condition (financial or otherwise) of the Company and its Subsidiaries taken as a whole. Each of the Company and its Subsidiaries is qualified to do business in, and is in good standing in, every jurisdiction where such qualification is required, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a material adverse effect on the business, assets, operations or condition (financial or otherwise) of the Company and its Subsidiaries taken as a whole. The names and jurisdictions of incorporation of each Subsidiary as of the date of this Agreement are set forth on SCHEDULE 8A.

    8A(2).       POWER AND AUTHORITY.  The Company has the corporate power and authority to execute and deliver this Agreement and the Notes and to perform the provisions hereof and thereof. The execution, delivery and performance of this Agreement and the Notes has been duly authorized by all requisite corporate action, and this Agreement and the Notes have been duly executed and delivered by authorized officers of the Company and are valid obligations of the Company, legally binding upon and enforceable against the Company in accordance with their terms, except as such enforceability may be limited by
(i) bankruptcy, insolvency, reorganization or other similar laws affecting the enforcement of creditors' rights generally and (ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

     8B.         FINANCIAL STATEMENTS.  The Company has furnished each
Purchaser of the Series A Notes and any Accepted Notes with the following financial statements, identified by a principal financial officer of the
Company: (i) a consolidated balance sheet of the Company and its Subsidiaries as of the last day in each of the five fiscal years of the Company most recently completed prior to the date as of which this representation is made or repeated to such Purchaser (other than fiscal years completed within 90 days prior to such date for which audited financial statements have not been released) and a consolidated statement of income and statement of cash flows of the Company and its Subsidiaries for each such year, all certified by Deloitte & Touche (or such other independent accountants of national standing or such other accounting firm as may be reasonably acceptable to such Purchaser) and (ii) a consolidated balance sheet of the Company and its Subsidiaries as at the end of the quarterly period (if any) most recently completed prior to such date and after the end of such fiscal year (other than quarterly periods completed within sixty (60) days prior to such date for which financial statements have not been released) and the comparable quarterly period in the preceding fiscal year and consolidated statements of income, stockholders' equity and cash flows of the Company and its Subsidiaries for the periods from the beginning of the fiscal years in which such quarterly periods are included to the end of such quarterly periods, prepared by the Company. Delivery of copies of the Annual Reports filed with the Securities and Exchange Commission on Form 10-K of the Company for the fiscal years described in clause (i) of the immediately preceding sentence and delivery of copies of the Quarterly Reports filed with the Securities and Exchange Commission on Form 10-Q of the Company for the quarterly periods described in clauses (ii) and (iii) of the immediately preceding sentence, shall be deemed to satisfy the requirements of the immediately preceding sentence. Such financial statements (including any related schedules and/or notes) are true and correct in all material respects (subject, as to interim statements, to changes resulting from audits and year-end adjustments), have been prepared in accordance with generally accepted accounting principles consistently followed throughout the periods involved and show all liabilities, direct and contingent, of the Company and its Subsidiaries required to be shown in accordance with such principles. The balance sheets fairly present the condition of the Company and its Subsidiaries as at the dates thereof, and the statements of income and statements of cash flows fairly present the results of the operations of the Company and its Subsidiaries for the periods indicated. There has been no material adverse change in the business, assets, operations or condition (financial or otherwise) of the Company and its Subsidiaries taken as a whole since the end of the most recent fiscal year for which such audited financial statements have been furnished.

    8C.          ACTIONS PENDING.  There is no action, suit, investigation or proceeding pending or, to the knowledge of the Company, threatened against the Company or any Subsidiary or any properties or rights of the Company or any Subsidiary, by or before any court, arbitrator or administrative or governmental body which could be reasonably expected to result in any material adverse change in the business, assets, operations or condition (financial or otherwise) of the Company and its Subsidiaries taken as a whole.

    8D.          OUTSTANDING DEBT.  Neither the Company nor any Subsidiary has
any outstanding Indebtedness except as permitted by paragraph 6B(2). There exists no matured default or to the best of the Company's knowledge any unmatured default under the provisions of any instrument evidencing such Indebtedness in excess of $1,000,000 or of any agreement relating thereto.

    8E.          TITLE TO PROPERTIES.  The Company has, and each Subsidiary has, good and indefeasible title to its respective real properties (other than properties which it leases) and good title to all of its other properties and assets necessary in any respect for the conduct of their respective businesses, including the properties and assets reflected in the most recent audited balance sheet referred to in paragraph 8B (other than properties and assets disposed of in the ordinary course of business), subject to no Lien of any kind except Liens permitted by paragraph 6B(1). The Company and each Subsidiary enjoys peaceful and undisturbed possession of all leases necessary in any material respect for the conduct of their respective businesses, none of which contains any unusual or burdensome provisions which could be reasonably expected to materially affect or impair the business, assets, operations or condition (financial or otherwise) of the Company and its Subsidiaries taken as a whole. All such leases are valid and subsisting and are in full force and effect.

    8F.          TAXES.  The Company has, and each Subsidiary has, filed all
Federal, State, local and other income tax returns (other than non-material foreign tax returns) which, to the best knowledge of the officers of the Company, are required to be filed, and each has paid or made adequate provision for paying all taxes as shown on such returns and on all assessments received by it to the extent that such taxes have become due, except such taxes as are being contested in good faith by appropriate proceedings for which adequate reserves or other appropriate provisions have been established in accordance with generally accepted accounting principles.

    8G.          CONFLICTING AGREEMENTS AND OTHER MATTERS.  Neither the
Company nor any of its Subsidiaries is a party to any contract or agreement or subject to any charter or other corporate restriction which materially and adversely affects its business, property or assets, or financial condition. Neither the execution nor delivery of this Agreement or the Notes, nor the offering, issuance and sale of the Notes, nor fulfillment of nor compliance with the terms and provisions hereof and of the Notes will conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a default under, or result in any violation of, or result in the creation of any Lien upon any of the properties or assets of the Company or any of its Subsidiaries pursuant to, the charter or by-laws (or comparable governing documents) of the Company or any of its Subsidiaries, any award of any arbitrator or any agreement (including any agreement with stockholders), instrument, order, judgment, decree, statute, law, rule or regulation to which the Company or any of its Subsidiaries is subject. Neither the Company nor any of its Subsidiaries is a party to, or otherwise subject to any provision contained in, any instrument evidencing indebtedness of the Company or any of its Subsidiaries, any agreement relating thereto or any other contract or agreement (including its charter or comparable governing documents) which limits the amount of, or otherwise imposes restrictions on the incurring of, indebtedness of the Company of the type to be evidenced by the Notes except as set forth in the agreements listed in SCHEDULE 8G attached hereto.

    8H.          OFFERING OF NOTES.  Neither the Company nor any agent acting on its behalf has, directly or indirectly, offered the Notes or any similar security of the Company for sale to, or solicited any offers to buy the Notes or any similar security of the Company from, or otherwise approached or negotiated with respect thereto with, any Person other than Institutional Investors, and neither the Company nor any agent acting on its behalf has taken or will take any action which would subject the issuance or sale of the Notes to the provisions of section 5 of the Securities Act or to the provisions of any securities or Blue Sky law of any applicable jurisdiction.

    8I.          USE OF PROCEEDS.  Neither the Company nor any Subsidiary owns or has any present intention of acquiring any "margin stock" as defined in Regulation U (12 CFR Part 221) of the Board of Governors of the Federal Reserve System (herein called "MARGIN STOCK"). The proceeds of sale of the Private Shelf Notes will be used primarily to refinance certain existing bank indebtedness of the Company, for working capital purposes, capital expenditures, Investments and other purposes permitted by or not in contravention of any provision of this Agreement and the proceeds of the sale of any Private Shelf Notes will be used for the purposes stated in the relevant Request for Purchase. None of such proceeds will be used, directly or indirectly, for the purpose, whether immediate, incidental or ultimate, of purchasing or carrying any margin stock or for the purpose of maintaining, reducing or retiring any indebtedness which was originally incurred to purchase or carry any stock that is currently a margin stock or for any other purpose which might constitute this transaction a "purpose credit" within the meaning of such Regulation U. Neither the Company nor any agent acting on its behalf has taken or will take any action which might cause this Agreement or the Notes to violate Regulation U, Regulation T or any other regulation of the Board of Governors of the Federal Reserve System or to violate the Securities Exchange Act of 1934, as amended, in each case as in effect now or as the same may hereafter be in effect. Neither the Company nor any of its Subsidiaries is a Person described in Section 1 of the Anti-Terrorism Order and none of the proceeds from the issuance of the Notes will, directly or indirectly, be transferred to or used for the benefit of any such Person in violation of the Anti-Terrorism Order.

    8J.          COMPLIANCE WITH ERISA.  (a)  The Company and each member of the Controlled Group have fulfilled their obligations under the minimum funding standards of ERISA and the Code with respect to each Plan and are in compliance in all material respects with the presently applicable provisions of ERISA and the Code, and have not incurred any liability (other than liabilities incurred in the ordinary course of business) to the PBGC or a Plan under Title IV of ERISA.

                 (b) Either (i) neither the Company nor any member of the Controlled Group is or within the preceding five (5) years ever has been obligated to contribute to any Multiemployer Plan, or (ii) if the Company or any member of the Controlled Group is or within the preceding five (5) years has been obligated to contribute to any Multiemployer Plan, neither the Company nor any member of the Controlled Group has incurred any withdrawal liability in excess of $2,000,000 with respect to any Multiemployer Plan under Title IV of ERISA.

                 (c)The execution and delivery of this Agreement and the issuance and sale of the Notes will be exempt from or will not involve any transaction which is subject to the prohibitions of section 406 of ERISA and will not involve any transaction in connection with which a penalty could be imposed under section 502(i) of ERISA or a tax could be imposed pursuant to section 4975 of the Code. The representation by the Company in the next preceding sentence is made in reliance upon and subject to the accuracy of the representation of each Purchaser in paragraph 9B as to the source of funds to be used by it to purchase any Notes.

    8K.          GOVERNMENTAL CONSENT.  Neither the nature of the Company or of any Subsidiary, nor any of their respective businesses or properties, nor any relationship between the Company or any Subsidiary and any other Person, nor any circumstance in connection with the offering, issuance, sale or delivery of the Notes is such as to require any authorization, consent, approval, exemption or other action by or notice to or filing with any court or administrative or governmental body (other than routine filings after the date of closing with the Securities and Exchange Commission and/or state Blue Sky authorities or consents which will be obtained prior to any applicable closing day) in connection with the execution and delivery of this Agreement, the offering, issuance, sale or delivery of the Notes or fulfillment of or compliance with the terms and provisions of this Agreement.

    8L.          COMPLIANCE WITH LAWS.  The Company and its Subsidiaries and
all of their respective properties and facilities have complied at all times and in all respects with all federal, state, local and regional statutes, laws, ordinances and judicial or administrative orders, judgments, rulings and regulations, including those relating to protection of the environment except, in any such case, where failure to comply could not reasonably be expected to result in a material adverse effect on the business, assets, operations or condition (financial or otherwise) of the Company and its Subsidiaries taken as a whole.

    8M.          HOSTILE TENDER OFFERS.  None of the proceeds of the sale of any Notes will be used to finance a Hostile Tender Offer.

    8N.          DISCLOSURE.  Neither this Agreement nor any other document, certificate or statement furnished to any Purchaser by or on behalf of the Company in connection herewith contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the state-ments contained herein and therein not misleading. There is no fact peculiar to the Company or any of its Subsidiaries which materially adversely affects or in the future may (so far as the Company can now foresee) materially adversely affect the business, property or assets, or financial condition of the Company and its Subsidiaries taken as a whole and which has not been set forth in this Agreement or in the other documents, certificates and statements furnished to the Purchasers by the Company prior to the date hereof in connection with the transactions contemplated hereby.

    8O.          INVESTMENT COMPANY STATUS; HOLDING COMPANY STATUS.  Neither
the Company nor any Subsidiary of the Company is (a) an "investment company" or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940, as amended or an "investment adviser" within the meaning of the Investment Advisors Act of 1940, as amended, or (b) a "holding company" or a "subsidiary company" of a "holding company" or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company" or a "public utility", within the meaning of the Public Utility Holding Company Act of 1935, as amended, or a "public utility" within the meaning of the Federal Power Act, as amended.

    9.           REPRESENTATIONS OF THE PURCHASERS.

    Each Purchaser represents as follows:

    9A.          NATURE OF PURCHASE.  Such Purchaser is not acquiring the
Notes to be purchased by it hereunder with a view to or for sale in connection with any distribution thereof within the meaning of the Securities Act, provided that the disposition of such Purchaser's property shall at all times be and remain within its control.

    9B.          SOURCE OF FUNDS.   At least one of the following statements
is an accurate representation as to each source of funds (a "SOURCE") to be used by such Purchaser to pay the purchase price of the Notes to be purchased by such Purchaser hereunder:

                 (i) the Source is an "insurance company general account" (as the term is defined in the United States Department of Labor's Prohibited Transaction Exemption ("PTE") 95-60) in respect of which the reserves and liabilities (as defined by the annual statement for life insurance companies approved by the National Association of Insurance Commissioners (the "NAIC ANNUAL STATEMENT")) for the general account contract(s) held by or on behalf of any employee benefit plan together with the amount of the reserves and liabilities for the general account contract(s) held by or on behalf of any other employee benefit plans maintained by the same employer (or affiliate thereof as defined in PTE 95-60) or by the same employee organization in the general account do not exceed 10% of the total reserves and liabilities of the general account (exclusive of separate account liabilities) plus surplus as set forth in the NAIC Annual Statement filed with such Purchaser's state of domicile; or

                 (ii) the Source is a separate account that is maintained solely in connection with such Purchaser's fixed contractual obligations under which the amounts payable, or credited, to any employee benefit plan (or its related trust) that has any interest in such separate account (or to any participant or beneficiary of such plan (including any annuitant)) are not affected in any manner by the investment performance of the separate account; or

                 (iii) the Source is either (a) an insurance company pooled separate account, within the meaning of PTE 90-1 or (b) a bank collective investment fund, within the meaning of the PTE 91-38 and, except as disclosed by such Purchaser to the Company in writing pursuant to this clause (iii), no employee benefit plan or group of plans maintained by the same employer or employee organization beneficially owns more than 10% of all assets allocated to such pooled separate account or collective investment fund; or

                 (iv) the Source constitutes assets of an "investment fund" (within the meaning of Part V of PTE 84-14 (the "QPAM EXEMPTION")) managed by a "qualified professional asset manager" or "QPAM" (within the meaning of Part V of the QPAM Exemption), no employee benefit plan's assets that are included in such investment fund, when combined with the assets of all other employee benefit plans established or maintained by the same employer or by an affiliate (within the meaning of Section V(c)(1) of the QPAM Exemption) of such employer or by the same employee organization and managed by such QPAM, exceed 20% of the total client assets managed by such QPAM, the conditions of Part I(c) and (g) of the QPAM Exemption are satisfied, neither the QPAM nor a person controlling or controlled by the QPAM (applying the definition of "control" in Section V(e) of the QPAM Exemption) owns a 5% or more interest in the Company and (a) the identity of such QPAM and (b) the names of all employee benefit plans whose assets are included in such investment fund have been disclosed to the Company in writing pursuant to this clause (iv); or

                 (v) the Source constitutes assets of a "plan(s)" (within the meaning of Section IV of PTE 96-23 (the "INHAM EXEMPTION")) managed by an "in-house asset manager" or "INHAM" (within the meaning of Part IV of the INHAM exemption), the conditions of Part I(a), (g) and (h) of the INHAM Exemption are satisfied, neither the INHAM nor a person controlling or controlled by the INHAM (applying the definition of "control" in Section IV(h) of the INHAM Exemption) owns a 5% or more interest in the Company and (a) the identity of such INHAM and (b) the name(s) of the employee benefit plan(s) whose assets constitute the Source have been disclosed to the Company in writing pursuant to this clause (v); or

                 (vi) the Source is a governmental plan; or

                 (vii) the Source is one or more employee benefit plans, or a separate account or trust fund comprised of one or more employee benefit plans, each of which has been identified to the Company in writing pursuant to this clause (vii); or

                 (viii) the Source does not include assets of any employee benefit plan, other than a plan exempt from the coverage of ERISA.

    As used in this paragraph 9B, the terms "EMPLOYEE BENEFIT PLAN", "GOVERNMENTAL PLAN", and "SEPARATE ACCOUNT" shall have the respective meanings assigned to such terms in Section 3 of ERISA.

    10. DEFINITIONS. For the purpose of this Agreement, the terms defined in paragraphs 1 and 2 shall have the respective meanings specified therein, and the following terms shall have the meanings specified with respect thereto below:

    10A.         YIELD-MAINTENANCE TERMS.

     "CALLED PRINCIPAL" shall mean, with respect to any Note, the principal of such Note that is to be prepaid pursuant to paragraph 4B or has become or is declared to be immediately due and payable pursuant to paragraph 7A, as the context requires.

    "DISCOUNTED VALUE" shall mean, with respect to the Called Principal of any Note, the amount obtained by discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (calculated on the same periodic basis as that on which interest on such Note is payable) equal to the Reinvestment Yield with respect to such Called Principal.

    "IMPLIED AUSTRALIAN DOLLAR YIELD" shall mean, with respect to the Called Principal of any Note, the yield to maturity implied by (i) the yields reported, as of 10:00 a.m. (New York time) on the second Business Day preceding the Settlement Date with respect to such Called Principal, on the display designated as "Page 0#AUBMK=" on the Reuters Screen (or such other display as may replace "Page 0#AUBMK=" on the Reuters Screen) for actively traded benchmark Australian Government bonds having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, or if such yields are not reported as of such time or the yields reported shall not be ascertainable, (ii) the average of the yields for such securities as determined by Recognized Australian Government Bond Market Makers. Such implied yield will be determined, if necessary, by (a) converting quotations to bond-equivalent yields in accordance with accepted financial practice and
(b) interpolating linearly between (1) the actively traded benchmark Australian Government bonds with the maturity closest to and greater than the Remaining Average Life of such Called Principal and (2) the actively traded benchmark Australian Government bonds with the maturity closest to and less than the Remaining Average Life of such Called Principal.

    "IMPLIED DOLLAR YIELD" shall mean, with respect to the Called Principal of any Note, the yield to maturity implied by (i) the yields reported, as of 10:00 a.m. (New York time) on the Business Day next preceding the Settlement Date with respect to such Called Principal, on the display designated as "Page PX1" on the Bloomberg Financial Services Screen (or such other display as may replace Page PX1 on the Bloomberg Financial Services Screen or, if Bloomberg Financial Services Screen shall cease to report such yields or shall cease to be Prudential Capital Group's customary source of information for calculating yield-maintenance amounts on privately placed notes, then such source as is then Prudential Capital Group's customary source of such information) for actively traded U.S. Treasury securities having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, or if such yields shall not be reported as of such time or the yields reported as of such time shall not be ascertainable, (ii) the Treasury Constant Maturity Series yields reported, for the latest day for which such yields shall have been so reported as of the Business Day next preceding the Settlement Date with respect to such Called Principal, in Federal Reserve Statistical Release

H.15 (519) (or any comparable successor publication) for actively traded U.S. Treasury securities having a constant maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date. Such implied yield shall be determined, if necessary, by (a) converting U.S. Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and (b) interpolating linearly between (1) the actively traded U.S. Treasury security with the maturity closest to and greater than the Remaining Average Life of such Called Principal and (2) the actively traded U.S. Treasury security with the maturity closest to and less than the Remaining Average Life of such Called Principal.

    "IMPLIED EURO YIELD" shall mean, with respect to the Called Principal of any Note, the yield to maturity implied by (i) the yields reported, as of 10:00 a.m. (New York time) on the second Business Day preceding the Settlement Date with respect to such Called Principal, on the display designated as "Page 0#DEBMK" on the Reuters Screen (or such other display as may replace "Page 0#DEBMK" on the Reuters Screen) for the actively traded benchmark treasury notes of the German Federal Republic having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, or if such yields are not reported as of such time or the yields reported shall not be ascertainable, (ii) the average of the yields for such securities as determined by Recognized Market Makers of German Government Treasury Notes. Such implied yield will be determined, if necessary, by (a) converting quotations to bond-equivalent yields in accordance with accepted financial practice and (b) interpolating linearly between (1) the actively traded benchmark German government treasury notes with the maturity closest to and greater than the Remaining Average Life of such Called Principal and (2) the actively traded benchmark German government treasury notes with the maturity closest to and less than the Remaining Average Life of such Called Principal.

    "IMPLIED YEN YIELD" shall mean, with respect to the Called Principal of any Note, the yield to maturity implied by (i) the yields reported, as of 10:00 a.m. (New York time) on the second Business Day preceding the Settlement Date with respect to such Called Principal, on the display designated as "Page 0#JPBMK" on the Reuters Screen (or such other display as may replace "Page 0#JPBMK" on the Reuters Screen) for the actively traded benchmark Japanese Government bonds having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, or if such yields are not reported as of such time or the yields reported shall not be ascertainable,
(ii) the average of the yields for such securities as determined by Recognized Japanese Government Bond Market Makers. Such implied yield will be determined, if necessary, by (a) converting quotations to bond-equivalent yields in accordance with accepted financial practice and (b) interpolating linearly between (1) the actively traded benchmark Japanese Government bonds with the maturity closest to and greater than the Remaining Average Life of such Called Principal and (2) the actively traded benchmark Japanese Government bonds with the maturity closest to and less than the Remaining Average Life of such Called Principal.

    "RECOGNIZED AUSTRALIAN GOVERNMENT BOND MARKET MAKERS" shall mean two internationally recognized dealers of Australian Government bonds reasonably selected by Prudential.

    "RECOGNIZED MARKET MAKERS OF GERMAN GOVERNMENT TREASURY NOTES" shall mean two internationally recognized dealers of German government treasury notes reasonably selected by Prudential.

    "RECOGNIZED JAPANESE GOVERNMENT BOND MARKET MAKERS" shall mean two internationally recognized dealers of Japanese Government bonds reasonably selected by Prudential.

    "REINVESTMENT YIELD" shall mean, with respect to the Called Principal of any Note denominated in (i) Dollars, the Implied Dollar Yield, (ii) Euros, the Implied Euro Yield, (iii) Australian Dollars, the Implied Australian Dollar Yield, and (iii) Yen, the Implied Yen Yield. The Reinvestment Yield will be rounded to that number of decimals as appears in the coupon for the applicable Note.

    "REMAINING AVERAGE LIFE" shall mean, with respect to the Called Principal of any Note, the number of years (calculated to the nearest one-twelfth year) obtained by dividing (i) such Called Principal into (ii) the sum of the products obtained by multiplying (a) each Remaining Scheduled Payment of such Called Principal by (b) the number of years (calculated to the nearest one-twelfth year) which will elapse between the Settlement Date with respect to such Called Principal and the scheduled due date of such Remaining Scheduled Payment.

    "REMAINING SCHEDULED PAYMENTS" shall mean, with respect to the Called Principal of any Note, all payments of such Called Principal and interest thereon that would be due on or after the Settlement Date with respect to such Called Principal if no payment of such Called Principal were made prior to its scheduled due date.

    "SETTLEMENT DATE" shall mean, with respect to the Called Principal of any Note, the date on which such Called Principal is to be prepaid pursuant to paragraph 4B or has become or is declared to be immediately due and payable pursuant to paragraph 7A, as the context requires.

    "YIELD-MAINTENANCE AMOUNT" shall mean, with respect to any Note, an amount equal to the excess, if any, of the Discounted Value of the Called Principal of such Note over the sum of (i) such Called Principal plus (ii) interest accrued thereon as of (including interest due on) the Settlement Date with respect to such Called Principal, provided that the Yield-Maintenance Amount may in no event be less than zero.

    10B.         Other Terms.

    "ACCEPTANCE" shall have the meaning specified in paragraph 2A(5).

    "ACCEPTANCE DAY" shall have the meaning specified in paragraph 2A(5).

    "ACCEPTANCE WINDOW" shall have the meaning specified in paragraph 2A(5).

    "ACCEPTED NOTE" shall have the meaning specified in paragraph 2A(5).

    "ADDITIONAL COVENANT" shall mean any affirmative or negative covenant or similar restriction applicable to the Company or any Subsidiary (regardless of whether such provision is labeled or otherwise characterized as a covenant) the subject matter of which either (i) is similar to that of any covenant in paragraph 5 or 6 of this Agreement, or related definitions in paragraph 10 of this Agreement, but contains one or more percentages, amounts or formulas that is more restrictive than those set forth herein or more beneficial to the holders of the Indebtedness under any Other Financing Agreement (and such covenant or similar restriction shall be deemed an Additional Covenant only to the extent that it is more restrictive or more beneficial) or (ii) is different from the subject matter of any covenants in paragraph 5 or 6 of this Agreement, or related definitions in paragraph 10 of this Agreement.

    "ADDITIONAL DEFAULT" shall mean any provision contained in any Other Financing Agreement which permits the holder or holders of Indebtedness described in paragraph 5F to accelerate (with the passage of time or giving of notice or both) the maturity thereof or otherwise requires the Company or any Subsidiary to purchase the Indebtedness under such agreement prior to the stated maturity thereof and which either (i) is similar to any Default or Event of Default contained in paragraph 7 of this Agreement, or related definitions in paragraph 10 of this Agreement, but contains one or more percentages, amounts or formulas that is more restrictive or has a shorter grace period than those set forth herein or is more beneficial to the holders of such Indebtedness under such agreement (and such provision shall be deemed an Additional Default only to the extent that it is more restrictive, has a shorter grace period or is more beneficial) or (ii) is different from the subject matter of any Default or Event of Default contained in paragraph 7 of this Agreement, or related definitions in paragraph 10 of this Agreement.

    "AFFILIATE" shall mean any Person directly or indirectly controlling, controlled by, or under direct or indirect common control with, the Company, except a Subsidiary. A Person shall be deemed to control a corporation if such Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of such corporation, whether through the ownership of voting securities, by contract or otherwise.

    "ANTI-TERRORISM ORDER" shall mean Executive Order No. 13,224, 66 Fed. Reg. 49,079 (2001) issued by the President of the U.S. (Executive Order Blocking Property and Prohibiting Transactions with Persons Who Commit, Threaten to Commit, or Support Terrorism).

    "AUSTRALIAN DOLLAR" shall mean the lawful currency of Australia.

    "AUTHORIZED OFFICER" shall mean (i) in the case of the Company, its chief executive officer, its chief financial officer, its Vice President-Finance, its Treasurer and any vice president of the Company designated as an "Authorized Officer" of the Company for the purpose of this Agreement in an Officer's Certificate executed by the Company's chief executive officer or chief financial officer and delivered to Prudential, and (ii) in the case of Prudential, P. Scott von Fischer, William Engelking, Mathew Douglass, Julia Buthman, Marie Fioramonti, Tan Vu, James J. McCrane, Charles J. Senner, any vice president of Prudential as designated from time to time by Prudential or any officer of Prudential designated as its "Authorized Officer" for the purpose of this Agreement in a certificate executed by one of its Authorized Officers or a member of its law department. Any action taken under this Agreement on behalf of the Company by any individual who on or after the date of this Agreement shall have been an Authorized Officer of the Company and whom Prudential in good faith believes to be an Authorized Officer of the Company at the time of such action shall be binding on the Company even though such individual shall have ceased to be an Authorized Officer of the Company, and any action taken under this Agreement on behalf of Prudential by any individual who on or after the date of this Agreement shall have been an Authorized Officer of Prudential and whom the Company in good faith believes to be an Authorized Officer of Prudential at the time of such action shall be binding on Prudential even though such individual shall have ceased to be an Authorized Officer of Prudential.

    "AVAILABLE CURRENCIES" shall mean Australian Dollars, Dollars, Euros and
Yen.

    "AVAILABLE FACILITY AMOUNT" shall have the meaning specified in paragraph 2A(1).

    "BANKRUPTCY LAW" shall have the meaning specified in clause (viii) of paragraph 7A.

    "BUSINESS DAY" shall mean (i) other than as provided in clauses (ii) and
(iii) below, any day other than a Saturday, a Sunday or a day on which commercial banks in New York City are authorized or required to be closed,
(ii) for purposes of paragraph 2A(3) only, any day which is both a New York Business Day and a day on which Prudential is open for business and (iii) for purposes of paragraph 10A only, (a) if with respect to Notes denominated in Dollars, a New York Business Day, (b) if with respect to Notes denominated in Australian Dollars, any day which is both a New York Business Day and a day on which commercial banks are not required or authorized to be closed in Sydney,
(c) if with respect to Notes denominated in Euros, any day which is both a New York Business Day and a day on which commercial banks are not required or authorized to be closed in Frankfurt and Brussels and (d) if with respect to Notes denominated in Yen, any day which is both a New York Business Day and a day on which commercial banks are not required or authorized to be closed in Tokyo.

    "CANCELLATION DATE" shall have the meaning specified in paragraph
2A(8)(iii).

    "CANCELLATION FEE" shall have the meaning specified in paragraph
2A(8)(iii).

    "CAPITALIZED LEASE OBLIGATION" shall mean any rental obligation which, under generally accepted accounting principles, is or will be required to be capitalized on the books of the Company or any Subsidiary, taken at the amount thereof accounted for as indebtedness (net of interest expenses) in accordance with such principles.

    "CLOSING DAY" shall mean a Private Shelf Closing Day, and with respect to any Accepted Note, the Business Day specified for the closing of the purchase and sale of such Accepted Note in the Confirmation of Acceptance of such Accepted Note, PROVIDED that (i) if the Company and the Purchaser which is obligated to purchase such Accepted Note agree on an earlier Business Day for such closing, the "CLOSING DAY" for such Accepted Note shall be such earlier Business Day, and (ii) if the closing of the purchase and sale of such Accepted Note is rescheduled pursuant to paragraph 2A(7), the Closing Day for such Accepted Note, for all purposes of this Agreement except references to "original Closing Day" in paragraph 2A(8)(ii), shall mean the Rescheduled Closing Day with respect to such Accepted Note.

    "CODE" shall mean the Internal Revenue Code of 1986, as amended.

    "COMPETITOR" shall have the meaning specified in paragraph 11H.

    "CONFIRMATION OF ACCEPTANCE" shall have the meaning specified in paragraph 2A(5).

    "CONSOLIDATED EBIT" for any period means the sum of (i) Consolidated Net Income for such period, (ii) Consolidated Interest Expense for such period and
(iii) taxes on income of the Company and its Consolidated Subsidiaries for such period to the extent deducted in determining Consolidated Net Income for such period.

    "CONSOLIDATED EBITDA" for any period means the sum of (i) Consolidated EBIT for such period, (ii) Depreciation for such period, (iii) amortization of intangible assets of the Company and its Consolidated Subsidiaries for such period, and (iv) extraordinary or other non-operating losses for such period, MINUS extraordinary or other non-operating gains for such period, all determined in accordance with generally accepted accounting principles. In determining Consolidated EBITDA for any period, (a) any Consolidated Subsidiary acquired during such period by the Company or any other Consolidated Subsidiary shall be included on a pro forma, historical basis as if it had been a Consolidated Subsidiary during such entire period and (b) any amounts which would be included in a determination of Consolidated EBITDA for such period with respect to assets acquired during such period by the Company or any Consolidated Subsidiary shall be included in the determination of Consolidated EBITDA for such period and the amount thereof shall be calculated on a pro forma, historical basis as if such assets had been acquired by the Company or such Consolidated Subsidiary prior to the first day of such period.

    "CONSOLIDATED INTEREST EXPENSE" shall mean, for any period, interest, whether expensed or capitalized, in respect of Indebtedness of the Company or any of its Consolidated Subsidiaries outstanding during such period, determined on a consolidated basis as of such date in accordance with generally accepted accounting principles.

    "CONSOLIDATED NET EARNINGS" shall mean with respect to any period:

                 (i)consolidated gross revenues of the Company and its Subsidiaries for such period less

                 (ii)all operating and non-operating expenses of the Company and its Subsidiaries for such period including all charges of a proper character (including current and deferred taxes on income, provision for taxes on unremitted foreign earnings which are included in gross revenues, and current additions to reserves), but not including in gross revenues:

                 (a)any gains (net of expenses and taxes applicable thereto) in excess of losses resulting from the sale, conversion or other disposition of capital assets (i.e., assets other than current assets) other than in the ordinary course of business;

                 (b)any gains resulting from the write-up of assets;

                 (c)any equity of the Company or any Subsidiary in the unremitted earnings of any corporation which is not a Subsidiary;

                 (d)undistributed earnings of any Subsidiary to the extent that such Subsidiary is not at the time permitted to make or pay dividends to the Company, repay intercompany indebtedness to the Company, repatriate earnings to the Company or otherwise transfer property or assets to the Company whether by the terms of its charter or any agreement, instrument, judgment, decree, order, statute, rule or governmental regulation applicable to such Subsidiary; or

                 (e)any deferred credit representing the excess of equity in any Subsidiary at the date of acquisition over the cost of the investment in such Subsidiary;

all determined in accordance with generally accepted accounting principles as in effect on the date hereof and applied on a consistent basis.

    "CONSOLIDATED NET INCOME" shall mean, for any period, the net income, after taxes, of the Company and its Consolidated Subsidiaries, determined on a consolidated basis for such period in accordance with generally accepted accounting principles, but excluding extraordinary and other non-recurring items.

    "CONSOLIDATED NET WORTH" shall mean the sum of (i) the par value (or value stated on the books of the Company) of the capital stock of all classes of the Company, plus (or minus in the case of a surplus deficit) and (ii) the amount of the consolidated surplus, whether capital or earned, of the Company and its Subsidiaries after subtracting therefrom the aggregate of treasury stock and any other contra-equity accounts including, without limitation, minority interests; all determined in accordance with generally accepted accounting principles.

    "CONSOLIDATED SUBSIDIARY" at any date, any Subsidiary or other entity the accounts of which, in accordance with generally accepted accounting principles, are consolidated with those of the Company in its consolidated financial statements as of such date.

    "CONSOLIDATED TOTAL ASSETS" means, at any time, the total assets of the Company and its Consolidated Subsidiaries, determined on a consolidated basis.

    "CONSOLIDATED TOTAL CAPITALIZATION" shall mean the sum of Consolidated Net Worth and Indebtedness.

    "CONSOLIDATED TOTAL DEBT" means at any date all Indebtedness of the Company and its Consolidated Subsidiaries at such date, determined on a consolidated basis as of such date.

    "CONTROLLED GROUP" means all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Company, are treated as a single employer under Section 414 of the Code.

    "CREDIT AGREEMENT" means that certain credit agreement dated as of the date hereof among the Company, the lenders party thereto and Bank One, NA, as administrative agent.

    "DELAYED DELIVERY FEE" shall have the meaning specified in paragraph 2A(8)(ii).

    "DEPRECIATION" shall mean, for any period, the sum of all depreciation and amortization expenses of the Company and its Consolidated Subsidiaries for such period, as determined on a consolidated basis in accordance with generally accepted accounting principles.

    "DOLLAR DELAYED DELIVERY FEE" shall have the meaning specified in paragraph 2A(8)(ii).

    "DOLLARS" or "$" shall mean dollars in lawful currency of the United States of America.

    "EMU" shall mean Economic and Monetary Union as contemplated in the Treaty on European Union.

    "EMU LEGISLATION" shall mean legislative measures of the European Council (including European Council regulations) for the introduction of, changeover to or operation of a single or unified European currency (whether known as the Euro or otherwise), being in part the implementation of the third stage of EMU.

    "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

    "ERISA AFFILIATE" shall mean any corporation which is a member of the same controlled group of corporations as the Company within the meaning of section 414(b) of the Code, or any trade or business which is under common control with the Company within the meaning of section 414(c) of the Code.

    "EURO" shall mean the currency unit of the Euro as defined in the EMU Legislation.

    "EVENT OF DEFAULT" shall mean any of the events specified in paragraph 7A, provided that there has been satisfied any requirement in connection with such event for the giving of notice, or the lapse of time, or the happening of any further condition, event or act, and "Default" shall mean any of such events, whether or not any such requirement has been satisfied.

    "EXCHANGE ACT" shall mean the Securities Exchange Act of 1934, as amended.

    "EXISTING 1993 SHELF AGREEMENT" shall have the meaning specified in paragraph 1A.

    "EXISTING 2002 SHELF AGREEMENT" shall have the meaning specified in paragraph 1A.

    "FACILITY" shall have the meaning specified in paragraph 2A(1).

    "FISCAL QUARTER" shall mean any fiscal quarter of the Company.

    "GUARANTEE" shall mean, with respect to any Person, any direct or indirect liability, contingent or otherwise, of such Person with respect to any indebtedness, lease, dividend or other obligation of another, including, without limitation, any such obligation directly or indirectly guaranteed, endorsed (otherwise than for collection or deposit in the ordinary course of business) or discounted or sold with recourse by such Person, or in respect of which such Person is otherwise directly or indirectly liable, including, without limitation, any such obligation in effect guaranteed by such Person through any agreement (contingent or otherwise) to purchase, repurchase or otherwise acquire such obligation or any security therefor, or to provide funds for the payment or discharge of such obligation (whether in the form of loans, advances, stock purchases, capital contributions or otherwise), or to maintain the solvency or any balance sheet or other financial condition of the obligor of such obligation, or to make payment for any products, materials or supplies or for any transportation or service, regardless of the non-delivery or non-furnishing thereof, in any such case if the purpose or intent of such agreement is to provide assurance that such obligation will be paid or discharged, or that any agreements relating thereto will be complied with, or that the holders of such obligation will be protected against loss in respect thereof. The amount of any Guarantee shall be equal to the outstanding principal amount of the obligation guaranteed or such lesser amount to which the maximum exposure of the guarantor shall have been specifically limited.

    "HEDGE TREASURY NOTE(S)" shall mean, with respect to any Accepted Note, the United States Treasury Note or Notes whose duration (as determined by Prudential) most closely matches the duration of such Accepted Note.

    "HOSTILE TENDER OFFER" shall mean, with respect to the use of proceeds of any Note, any offer to purchase, or any purchase of, shares of capital stock of any corporation or equity interests in any other entity, or securities convertible into or representing the beneficial ownership of, or rights to acquire, any such shares or equity interests, if such shares, equity interests, securities or rights are of a class which is publicly traded on any securities exchange or in any over-the-counter market, other than purchases of such shares, equity interests, securities or rights representing less than 5% of the equity interests or beneficial ownership of such corporation or other entity for portfolio investment purposes, and such offer or purchase has not been duly approved by the board of directors of such corporation or the equivalent governing body of such other entity prior to the date on which the Company makes the Request for Purchase of such Note.

    "INDEBTEDNESS" of any Person means at any date, without duplication, (i) all obligations of such Person for borrowed money, (ii) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (iii) all obligations of such Person to pay the deferred purchase price of property or services, except trade accounts payable arising in the ordinary course of business, (iv) all Capitalized Lease Obligations, (v) all obligations of such Person to reimburse any bank or other Person in respect of amounts payable under a banker's acceptance, (vi) all Redeemable Preferred Stock of such Person (in the event such Person is a corporation), (vii) all non-contingent obligations of such Person to reimburse any bank or other Person in respect of amounts paid under a letter of credit or similar instrument, (viii) all Indebtedness of others secured by a Lien on any asset of such Person, whether or not such Indebtedness is assumed by such Person,
(ix) all Indebtedness of others Guaranteed by such Person, and (x) for purposes of paragraph 7A only, all obligations of such Person with respect to Swap Agreements (valued as the termination value thereof) computed in accordance with a method approved by the International Swaps and Derivatives Association, Inc. and agreed to by such Person in the applicable hedging agreement, if any.

    "INSTITUTIONAL INVESTOR" shall mean Prudential, any Prudential Affiliate or any bank, bank affiliate, financial institution, insurance company, pension fund, endowment or other organization which regularly acquires debt instruments for investment.

    "INVESTMENTS" shall have the meaning specified in paragraph 6B(3).

    "ISSUANCE FEE" shall have the meaning specified in paragraph 2A(8)(i).

    "ISSUANCE PERIOD" shall have the meaning specified in paragraph 2A(2).

    "LIEN" shall mean any mortgage, pledge, security interest, encumbrance, lien (statutory or otherwise) or charge of any kind (including any agreement to give any of the foregoing, any conditional sale or other title retention agreement, any lease in the nature thereof, and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction) or any other type of preferential arrangement for the purpose, or having the effect, of protecting a creditor against loss or securing the payment or performance of an obligation.

    "MULTIEMPLOYER PLAN" shall mean any Plan which is a "multiemployer plan" (as such term is defined in section 4001(a)(3) of ERISA).

    "NEW YORK BUSINESS DAY" shall mean any day other than a Saturday, a Sunday or a day on which commercial banks in New York City are required to be closed.

    "NON-DOLLAR DELAYED DELIVERY FEE" shall have the meaning specified in paragraph 2A(8)(ii).

    "NOTES" shall have the meaning specified in paragraph 1B.

    "OFFICER'S CERTIFICATE" shall mean a certificate signed in the name of the Company by an Authorized Officer of the Company.

    "OVERNIGHT INTEREST RATE" shall mean, with respect to an Accepted Note denominated in any currency other than Dollars, the actual rate of interest, if any, received by the Purchaser which intends to purchase such Accepted Note on the overnight deposit of the funds intended to be used for the purchase of such Accepted Note, it being understood that reasonable efforts will be made by or on behalf of the Purchaser to make any such deposit in an interest-bearing account.

    "PBGC" shall mean the Pension Benefit Guaranty Corporation, or any successor or replacement entity thereto under ERISA.

    "PERMITTED DISPOSITIONS" shall mean and include:

                 (i) a mandatory divestiture of the Company's investment in South Africa or companies doing business in South Africa required as a result of applicable law or governmental decree,

                 (ii) any sale, lease, transfer or other disposition of assets from (a) a Subsidiary (other than a Significant Subsidiary) to the Company or to a Wholly-Owned Subsidiary, (b) the Company to a Wholly-Owned Subsidiary or (c) a Significant Subsidiary to the Company or to the other Significant Subsidiary,

                 (iii) any sale and leaseback of any assets owned by the Company or any of its Subsidiaries; provided that the aggregate amount of assets sold and leased-back under this clause (iii) in the then most recent twelve (12) month period do not constitute more than five percent (5%) of Consolidated Total Assets determined as of the end of the most recently ended fiscal year;

                 (iv) any sale, lease, transfer or other disposition of assets in the ordinary course of business, or

                 (v) any sale, lease, transfer or other disposition of assets or stock outside of the ordinary course of business so long as the aggregate amount of assets and stock sold, leased, transferred or otherwise disposed of outside of the ordinary course of business in the then most recent twelve (12) month period which were not permitted by clauses (i), (ii), (iii) or (iv) above together with any assets then proposed to be sold, leased, transferred or otherwise disposed of outside of the ordinary course of business which are not permitted by clauses (i),
    (ii),(iii) or (iv) above (a) do not constitute more than fifteen percent (15%) of Consolidated Total Assets determined as of the end of the most recently ended fiscal year and (b) have not contributed more than fifteen percent (15%) of Consolidated Net Earnings for the most recently ended fiscal year of the Company; provided, however, that any sale permitted by the foregoing of stock and Indebtedness of a Subsidiary at the time owned by or owed to the Company and all other Subsidiaries may only be sold as an entirety for fair market value.

    "PERSON" shall mean and include an individual, a partnership, a joint venture, a corporation, a trust, an unincorporated organization and a government or any department or agency thereof.

    "PLAN" shall mean any "employee pension benefit plan" (as such term is defined in section 3 of ERISA) which is or has been established or maintained, or to which contributions are or have been made, by the Company or any ERISA Affiliate.

    "PRIORITY DEBT" shall mean the sum of (i) Indebtedness of the Company which is secured by a Lien under paragraph 6B(1)(viii) and (ii) Indebtedness of any Subsidiary (including, but not limited to, any Indebtedness of a Subsidiary which consists of a Guarantee of Indebtedness of the Company), excluding however Indebtedness of Subsidiaries owing to the Company or any other Subsidiary.

    "PRIVATE SHELF CLOSING DAY" for any Accepted Note shall mean the Business Day specified for the closing of the purchase and sale of such Private Shelf
Note in the Request for Purchase of such Private Shelf Note, provided that (i) if the Acceptance Day for such Accepted Note is less than five Business Days after the Company shall have made such Request for Purchase and the Company and the Purchaser which is obligated to purchase such Private Shelf Note agree on an earlier Business Day for such closing, the "Private Shelf Closing Day" for such Accepted Note shall be such earlier Business Day, and (ii) if the closing of the purchase and sale of such Accepted Note is rescheduled pursuant to paragraph 2A(7), the Private Shelf Closing Day for such Accepted Note, for all purposes of this Agreement except paragraph 2A(8), shall mean the Rescheduled Closing Day with respect to such Closing.

    "PRIVATE SHELF NOTE" and "PRIVATE SHELF NOTES" shall have the meaning specified in paragraph 1B.

    "PRUDENTIAL" shall mean Prudential Investment Management, Inc.

    "PRUDENTIAL AFFILIATE" shall mean (i) any corporation or other entity controlling, controlled by, or under common control with Prudential and (ii) any managed account or investment fund which is managed by Prudential or a Prudential Affiliate described in clause (i) of this definition. For purposes of this definition, the terms "control", "controlling" and "controlled" shall mean the ownership, directly or through Subsidiaries, of a majority of a corporation's or other entity's Voting Stock or equivalent voting securities or interests.

    "PURCHASERS" shall mean, The Prudential Insurance Company of America with respect to the Series A Notes and, with respect to any Accepted Notes the Persons, either Prudential or a Prudential Affiliate, who is purchasing such Accepted Notes.

    "QUOTATION" shall have the meaning provided in paragraph 2A(4).

    "REDEEMABLE PREFERRED STOCK" of any Person means any preferred stock issued by such Person which is at any time prior to the maturity date of any Note either (i) mandatorily redeemable (by sinking fund or similar payments or otherwise) or (ii) redeemable at the option of the holder thereof.

    "REQUEST FOR PURCHASE" shall have the meaning specified in paragraph
2A(3).

    "REQUIRED HOLDER(S)" shall mean at any time, the holder or holders of at least 51% of the aggregate principal amount of the Notes outstanding at such time.

    "RESCHEDULED CLOSING DAY" shall have the meaning specified in paragraph
2A(7).

    "RESPONSIBLE OFFICER" shall mean the chief executive officer, chief operating officer, chief financial officer, chief accounting officer, treasurer or controller of the Company or any other officer of the Company appointed by the board of directors of the Company and involved principally in its financial administration or its controllership function.

    "RESTRICTED PAYMENT" means (i) any dividend or other distribution on any shares of the Company's capital stock (except dividends payable solely in shares of its capital stock) or (ii) any payment on account of the purchase, redemption, retirement or acquisition of (a) any shares of the Company's capital stock (except shares acquired upon the conversion thereof into other shares of its capital stock) or (b) any option, warrant or other right to acquire shares of the Company's capital stock.

    "SECURITIES ACT" shall mean the Securities Act of 1933, as amended.

    "SERIES" shall have the meaning specified in paragraph 1B.

    "SERIES A NOTES" shall mean the 6.31% $20,000,000 senior note issued by the Company to Prudential pursuant to the Existing 1993 Shelf Agreement.

    "SIGNIFICANT HOLDER" shall mean (i) Prudential or any Prudential Affiliate, so long as Prudential or any Prudential Affiliate shall hold any Note or any amount remains available under the Facility or (ii) any other holder of at least 10% of the aggregate principal amount of the Notes from time to time outstanding. To the extent that any notice or document is required to be delivered to the Purchasers or a Significant Holder under this Agreement, such requirement shall be satisfied (a) with respect to Prudential, all Prudential Affiliates and accounts managed by Prudential or Prudential Affiliates by giving notice, or delivery of a copy of any such document, to Prudential (addressed to Prudential and each such Prudential Affiliate) and
(b) with respect to any entity or group of affiliates whose Notes are managed by a single entity, by giving notice or making delivery of a copy of any such document to the managing entity (addressed to each holder of the Notes managed by such entity).

    "SIGNIFICANT SUBSIDIARY" means each of Franklin Electric Sales, Inc., an Indiana corporation, and Franklin Electric Manufacturing, Inc., an Indiana corporation.

    "SUBSIDIARY" shall mean any corporation of which greater than fifty percent (50%) of the stock of every class of which, except directors' qualifying shares, shall, at the time of which any determination is being made, be owned by the Company directly or through Subsidiaries.

    "SWAP AGREEMENT" means any agreement with respect to any swap, forward, future or derivative transaction or option or similar agreement involving, or settled by reference to, one or more rates, currencies, commodities, equity or debt instruments or securities, or economic, financial or pricing indices or measures of economic, financial or pricing risk or value or any similar transaction or any combination of these transactions; provided that no phantom stock or similar plan providing for payments only on account of services provided by current or former directors, officers, employees or consultants of the Company or the Subsidiaries shall be a Swap Agreement.

    "TRANSFEREE" shall mean any direct or indirect transferee of all or any part of any Note purchased by any Purchaser under this Agreement.

    "UNRESTRICTED SUBSIDIARY" shall mean any Subsidiary (i) whose assets constitute less than five percent (5%) of the consolidated net assets of the Company and its Subsidiaries and (ii) which has contributed less than five percent (5%) of Consolidated Net Earnings for the most recently ended fiscal year of the Company.

    "U.S. CANCELLATION FEE" shall have the meaning specified in paragraph 2A(8)(iii).

    "U.S. SUBSIDIARY" shall mean a Subsidiary which has the majority of its assets located in the United States.

    "VOTING STOCK" shall mean, with respect to any corporation, any shares of stock of such corporation whose holders are entitled under ordinary circumstances to vote for the election of directors of such corporation (irrespective of whether at the time stock of any other class or classes shall have or might have voting power by reason of the happening of any contingency).

    "WHOLLY-OWNED SUBSIDIARY" shall mean any Subsidiary of the Company all of the outstanding capital stock of every class of which is owned by the Company or another Wholly-Owned Subsidiary of the Company.

    "YEN" shall mean the lawful currency of Japan.

10C. Accounting Principles, Terms and Determinations. All references in this Agreement to "generally accepted accounting principles" shall be deemed to refer to generally accepted accounting principles in effect in the United States at the time of application thereof. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all determinations with respect to accounting matters hereunder shall be made, and all unaudited financial statements and certificates and reports as to financial matters required to be furnished hereunder shall be prepared, in accordance with generally accepted accounting principles applied on a basis consistent with the most recent audited consolidated financial statements of the Company and its Subsidiaries delivered pursuant to clause (ii) of paragraph 5A or, if no such statements have been so delivered, the most recent audited financial statements referred to in clause (i) of paragraph 8B. Any reference herein to any specific citation, section or form of law, statute, rule or regulation shall refer to such new, replacement or analogous citation, section or form should such citation, section or form be modified, amended or replaced.

    11.          MISCELLANEOUS.

    11A.         NOTE PAYMENTS.  The Company agrees that, so long as any
Purchaser shall hold any Note, it will make payments of principal of, interest on and any Yield-Maintenance Amount payable with respect to such Note, which comply with the terms of this Agreement, by wire transfer of immediately available funds for credit (not later than 12:00 noon, New York City local time, on the date due) to (i) such Purchaser's account or accounts as specified in the Purchaser Schedule attached hereto (in the case of the Series A Notes), (ii) the account or accounts of such Purchaser specified in the applicable Confirmation of Acceptance (in the case of any Private Shelf Note) or (iii) such other account or accounts as such Purchaser may designate in writing, notwithstanding any contrary provision herein or in any Note with respect to the place of payment. Each Purchaser agrees that, before disposing of any Note, such Purchaser will make a notation thereon (or on a schedule attached thereto) of all principal payments previously made thereon and of the date to which interest thereon has been paid. The Company agrees to afford the benefits of this paragraph 11A to any Transferee which shall have made the same agreement as each Purchaser has made in this paragraph 11A.

    11B.         EXPENSES.  The Company agrees, whether or not the
transactions contemplated hereby shall be consummated, to pay, and save Prudential, each Purchaser and, only to the extent specified below, any Transferee harmless against liability for the payment of, all out-of-pocket expenses arising in connection with such transactions, including (i) all document production and duplication charges and the fees and expenses of any special counsel engaged by the Purchasers in connection with this Agreement, the transactions contemplated hereby and any subsequent proposed modification of, or proposed consent under, this Agreement, whether or not such proposed modification shall be effected or proposed consent granted, (ii) all fees and expenses of the type referred to in clause (i) of this paragraph incurred by any special counsel engaged by any Transferee in connection with any proposed modification of, or proposed consent under, this Agreement, whether or not such proposed modification shall be effected or proposed consent granted and
(iii) the costs and expenses, including reasonable attorneys' fees, incurred by any Purchaser or any Transferee in enforcing (or determining whether or how to enforce) any rights under this Agreement or the Notes or in responding to any subpoena or other legal process or informal investigative demand issued in connection with this Agreement or the transactions contemplated hereby, including without limitation costs and expenses incurred in any bankruptcy case. The obligations of the Company under this paragraph 11B shall survive the transfer of any Note or portion thereof or interest therein by any Purchaser or any Transferee and the payment of any Note.

    11C. CONSENT TO AMENDMENTS. This Agreement may be amended, and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, if the Company shall obtain the written consent to such amendment, action or omission to act, of the Required Holder(s) except that, (i) with the written consent of the holders of all Notes of a particular Series, and if an Event of Default shall have occurred and be continuing, of the holders of all Notes of all Series, at the time outstanding (and not without such written consents), the Notes of such Series may be amended or the provisions thereof waived to change the maturity thereof, to change or affect the principal thereof, or to change or affect the rate or time of payment of interest on or any Yield-Maintenance Amount payable with respect to the Notes of such Series, (ii) without the written consent of the holder or holders of all Notes at the time outstanding, no amendment to or waiver of the provisions of this Agreement shall change or affect the provisions of paragraph 7A or this paragraph 11C insofar as such provisions relate to proportions of the principal amount of the Notes of any Series, or the rights of any individual holder of Notes, required with respect to any declaration of Notes to be due and payable or with respect to any consent, amendment, waiver or declaration, (iii) with the written consent of Prudential (and not without the written consent of Prudential) the provisions of paragraph 2 may be amended or waived (except insofar as any such amendment or waiver would affect any rights or obligations with respect to the purchase and sale of Notes which shall have become Accepted Notes prior to such amendment or waiver), and (iv) with the written consent of all of the Purchasers which shall have become obligated to purchase Accepted Notes of any Series (and not without the written consent of all such Purchasers), any of the provisions of paragraphs 2 and 3 may be amended or waived insofar as such amendment or waiver would affect only rights or obligations with respect to the purchase and sale of the Accepted Notes of such Series or the terms and provisions of such Accepted Notes. Each holder of any Note at the time or thereafter outstanding shall be bound by any consent authorized by this paragraph 11C, whether or not such Note shall have been marked to indicate such consent, but any Notes issued thereafter may bear a notation referring to any such consent. No course of dealing between the Company and the holder of any Note nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any holder of such Note. As used herein and in the

Notes, the term "this Agreement" and references thereto shall mean this Agreement as it may from time to time be amended or supplemented.

    11D.         FORM, REGISTRATION, TRANSFER AND EXCHANGE OF NOTES; LOST
NOTES. The Notes are issuable as registered notes without coupons in denominations of at least $2,000,000 (or its equivalent if denominated in another currency) except as may be necessary to reflect any principal amount not evenly divisible by $2,000,000 or as may be necessary to represent the entire principal amount of a Note being transferred or exchanged the principal amount of which shall be less than $2,000,000 (or its equivalent if denominated in another currency) because of prepayments; provided, however, that no such minimum denomination shall apply to Notes issued to, or issued upon transfer by any holder of the Notes to, Prudential or one or more Prudential Affiliates or accounts managed by Prudential or Prudential Affiliates or to any other entity or group of affiliates so long as the Company shall have received a certificate from the proposed Transferee(s) in form and substance reasonably acceptable to the Company stating that the Notes so issued or transferred shall be managed by a single entity and the aggregate amount so issued or transferred to all such affiliates is at least $2,000,000. The Company shall keep at its principal office a register in which the Company shall provide for the registration of Notes and of transfers of Notes. Upon surrender for registration of transfer of any Note at the principal office of the Company, the Company shall, at its expense, execute and deliver one or more new Notes of like tenor and of a like aggregate principal amount, registered in the name of such transferee or transferees. At the option of the holder of any Note, such Note may be exchanged for other Notes of like tenor and of any authorized denominations, of a like aggregate principal amount, upon surrender of the Note to be exchanged at the principal office of the Company. Whenever any Notes are so surrendered for exchange, the Company shall, at its expense, execute and deliver the Notes which the holder making the exchange is entitled to receive. Each installment of principal payable on each installment date upon each new Note issued upon any such transfer or exchange shall be in the same proportion to the unpaid principal amount of such new Note as the installment of principal payable on such date on the Note surrendered for registration of transfer or exchange bore to the unpaid principal amount of such Note. No reference need be made in any such new Note to any installment or installments of principal previously due and paid upon the Note surrendered for registration of transfer or exchange. Every Note surrendered for registration of transfer or exchange shall be duly endorsed, or be accompanied by a written instrument of transfer duly executed, by the holder of such Note or such holder's attorney duly authorized in writing. Any Note or Notes issued in exchange for any Note or upon transfer thereof shall carry the rights to unpaid interest and interest to accrue which were carried by the Note so exchanged or transferred, so that neither gain nor loss of interest shall result from any such transfer or exchange. Upon receipt of written notice from the holder of any Note of the loss, theft, destruction or mutilation of such Note and, in the case of any such loss, theft or destruction, upon receipt of such holder's unsecured indemnity agreement, or in the case of any such mutilation upon surrender and cancellation of such Note, the Company will make and deliver a new Note, of like tenor, in lieu of the lost, stolen, destroyed or mutilated Note.

    11E.         PERSONS DEEMED OWNERS; PARTICIPATIONS.  Prior to due
presentment for registration of transfer, the Company may treat the Person in whose name any Note is registered as the owner and holder of such Note for the purpose of receiving payment of principal of and interest on, and any Yield-Maintenance Amount payable with respect to, such Note and for all other purposes whatsoever, whether or not such Note shall be overdue, and the Company shall not be affected by notice to the contrary. Subject to the preceding sentence, the holder of any Note may from time to time grant participations in all or any part of such Note to any Person on such terms and conditions as may be determined by such holder in its sole and absolute discretion.

    11F.         SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE AGREEMENT.
All representations and warranties contained herein or made in writing by or on behalf of the Company in connection herewith shall survive the execution and delivery of this Agreement and the Notes, the transfer by any Purchaser of any Note or portion thereof or interest therein and the payment of any Note, and may be relied upon by any Transferee, regardless of any investigation made at any time by or on behalf of any Purchaser or any Transferee. Subject to the preceding sentence, this Agreement and the Notes embody the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and supersede all prior agreements and understandings relating to such subject matter.

    11G.         SUCCESSORS AND ASSIGNS.  All covenants and other agreements in this Agreement contained by or on behalf of any of the parties hereto shall bind and inure to the benefit of the respective successors and assigns of the parties hereto (including, without limitation, any Transferee) whether so expressed or not.

    11H.         DISCLOSURE TO OTHER PERSONS.  By its acceptance of any Note, each Purchaser of a Note and each Transferee agrees to use reasonable efforts to hold in confidence and not disclose any Information (other than Information
(a) which was publicly known or otherwise known to such Person, at the time of disclosure (except pursuant to disclosure in connection with this Agreement),
(b) which subsequently becomes publicly known through no act or omission by such Person, or (c) which otherwise becomes known to such Person, other than through disclosure by the Company); PROVIDED, HOWEVER, that nothing herein shall prevent the holder of any Note from disclosing any Information disclosed to such holder to (i) its directors, officers, employees, agents, attorneys, and professional consultants, (ii) any Institutional Investor which holds any Note, (iii) any Institutional Investor which is not a Competitor to which it offers to sell any Note or any part thereof, (iv) any Institutional Investor which is not a Competitor to which it sells or offers to sell a participation in all or any part of any Note, (v) any federal or state regulatory authority having jurisdiction over it, (vi) the National Association of Insurance Commissioners or any similar organization, or (vii) any other Person to which such delivery or disclosure may be reasonably necessary (1) in compliance with any law, rule, regulation or order applicable to it, (2) in response to any subpoena or other legal process or informal investigative demand, (3) in connection with any litigation to which it is a party or (4) in order to enforce the rights of any holder under this Agreement or in any Note; PROVIDED, FURTHER, that in the case of sales contemplated by clauses (iii) and
(iv) above, each Purchaser and each Transferee agrees to distribute first to the potential purchaser the financial statements and audit reports received pursuant to paragraph 5A(i), (ii), (iii) and (iv) (collectively referred to as the "Public Information") and second after such potential purchaser indicates that it is still considering consummating a purchase and has agreed in writing to be bound by this paragraph for the benefit of the Company, such Purchaser or Transferee may distribute such other Information as it deems necessary in order for such potential purchaser to independently evaluate the Company's creditworthiness (collectively referred to as the "Non-Public Information"). Prior to disclosing Non-Public Information to any potential purchaser, each holder of a Note by its acceptance of the Note agrees to use reasonable efforts to give the Company written notice of its intention to disclose Non-Public Information in connection with any proposed sale or transfer to an Institutional Investor stating in such notice the name of the Institutional Investor to whom such disclosure is to be made. The term "Information" shall mean all information received from the Company relating to the Company, any Subsidiary or their respective businesses, provided that as to any such information which is communicated to a Purchaser or Transferee after the date of this Agreement and is not in the form of a writing, such information is clearly identified as confidential at the time of such communication. The term "Competitor" shall mean and include each of the companies identified as competitors in a writing delivered to Prudential on the date of this Agreement and specifically referring to paragraph 11H hereof as supplemented in writing from time to time by the Company with the consent of the Required Holder(s) which consent shall not be unreasonably withheld.

    11I.         NOTICES.  All written communications provided for hereunder
(other than communications provided for under paragraph 2) shall be sent by first class mail or nationwide overnight delivery service (with charges prepaid) or by hand delivery and (i) if to any Purchaser, addressed to such Purchaser at the address specified for such communications in the Purchaser Schedule attached hereto (in the case of the Series A Notes) or in the Confirmation of Acceptance (in the case of any Private Shelf Notes), or at such other address as any Purchaser shall have specified in writing to the Company, and (ii) if to any other holder of any Note, addressed to such other holder at such address as such other holder shall have specified in writing to the Company or, if any such other holder shall not have so specified an address to the Company, then addressed to such other holder in care of the last holder of such Note which shall have so specified an address to the Company, and (iii) if to the Company, addressed to it at Franklin Electric Co., Inc., 400 East Spring Street, Bluffton, Indiana 46714, Attention:
Secretary, or at such other address as the Company shall have specified to the holder of each Note in writing.

    11J.         PAYMENTS DUE ON NON-BUSINESS DAYS.  Anything in this
Agreement or the Notes to the contrary notwithstanding, any payment of principal of or interest on, or Yield-Maintenance Amount payable with respect to, any Note that is due on a date other than a New York Business Day shall be made on the next succeeding New York Business Day. If the date for any payment is extended to the next succeeding New York Business Day by reason of the preceding sentence, the period of such extension shall be included in the computation of the interest payable on such New York Business Day.

    11K.         SEVERABILITY.  Any provision of this Agreement which is
prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

    11L.         DESCRIPTIVE HEADINGS.  The descriptive headings of the
several paragraphs of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

    11M.         SATISFACTION REQUIREMENT.  If any agreement, certificate or other writing, or any action taken or to be taken, is by the terms of this Agreement required to be satisfactory to any Purchaser, to any holder of Notes or to the Required Holder(s), the determination of such satisfaction shall be made by such Purchaser, such holder or the Required Holder(s), as the case may be, in the sole and exclusive judgment (exercised in good faith) of the Person or Persons making such determination.

    11N.         GOVERNING LAW.  THIS AGREEMENT SHALL BE CONSTRUED AND
ENFORCED IN ACCORDANCE WITH, AND THE RIGHTS OF THE PARTIES SHALL BE GOVERNED BY, THE INTERNAL LAWS AND DECISIONS (AS OPPOSED TO THE CONFLICTS OF LAW PROVISIONS) OF THE STATE OF ILLINOIS.

    11O.         PAYMENT CURRENCY.  All payments on account of the Series A
Notes and any Private Shelf Notes denominated in Dollars (including principal, interest and Yield-Maintenance Amounts) shall be made in Dollars, and all payments on account of any Private Shelf Notes denominated in any other currency (including principal, interest and Yield-Maintenance Amounts) shall be made in such other currency. The obligation of the Company to make payment on account of any Notes in the applicable currency specified in the preceding sentence shall not be discharged or satisfied by any tender, or any recovery pursuant to any judgment, which is expressed in or converted into any currency other than such applicable currency, except to the extent the holder of the applicable Note actually receives the full amount of the currency in which the underlying obligation is denominated. The obligation of the Company to make payment in any given currency as required by the first sentence of this paragraph shall be enforceable as an alternative or additional cause of action for the purpose of recovery in such currency, of the amount, if any, by which such actual receipt shall fall short of the full amount of such currency expressed to be payable in respect of any such obligation, and shall not be affected by judgment being obtained for any other sums due under the Notes or this Agreement, as the case may be.

    11P.         PAYMENTS FREE AND CLEAR OF TAXES.  The Company will pay all amounts of principal of, Yield-Maintenance Amount, if any, and interest on the Notes, and all other amounts payable hereunder or under the Notes, without set-off or counterclaim and free and clear of, and without deduction or withholding for or on account of, all present and future income, stamp, documentary and other taxes and duties, and all other levies, imposts, charges, fees, deductions and withholdings, now or hereafter imposed, levied, collected, withheld or assessed by any governmental authority (except net income taxes and franchise taxes in lieu of net income taxes imposed on any holder of any Note by its jurisdiction of incorporation or the jurisdiction in which its applicable lending office is located) (all such non-excluded taxes, duties, levies, imposts, duties, charges, fees, deductions and withholdings being hereinafter called "Taxes"). If any Taxes are required to be withheld from any amounts payable to a holder of any Notes, the amounts so payable to such holder shall be increased to the extent necessary to yield such holder (after payment of all Taxes) interest on any such other amounts payable hereunder at the rates or in the amounts specified in this Agreement and the Notes. Whenever any Taxes are payable by the Company, as promptly as possible thereafter, the Company shall send to each holder of the Notes, a certified copy of an original official receipt received by the Company showing payment thereof. If the Company fails to pay any Taxes when due to the appropriate taxing authority or fails to remit to each holder of the Notes the required receipts or other required documentary evidence, the Company shall indemnify each holder of the Notes for any Taxes (including interest or penalties) that may become payable by such holder as a result of any such failure. The obligations of the Company under this paragraph 11P shall survive the payment and performance of the Notes and the termination of this Agreement.

    11Q.         COUNTERPARTS.  This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

    11R.         INDEPENDENCE OF COVENANTS.  All covenants hereunder shall be given independent effect so that if a particular action or condition is prohibited by any one of such covenants, the fact that it would be permitted by an exception to, or otherwise be in compliance within the limitations of, another covenant shall not (i) avoid the occurrence of a Default or Event of Default if such action is taken or such condition exists or (ii) in any way prejudice an attempt by the holder of any Note to prohibit (through equitable action or otherwise) the taking of any action by the Company or a Subsidiary which would result in an Event of Default or Default.

    11S.         SEVERAL OBLIGATIONS.  The sales of Notes to the Purchasers are to be several sales, and the obligations of Prudential and the Purchasers under this Agreement are several obligations. No failure by Prudential or any Purchaser to perform its obligations under this Agreement shall relieve any other Purchaser or the Company of any of its obligations hereunder, and neither Prudential nor any Purchaser shall be responsible for the obligations of, or any action taken or omitted by, any other such Person hereunder.


          [The remainder of this page is intentionally left blank.]

    11T.         BINDING AGREEMENT.  When this Agreement is executed and
delivered by the Company and Prudential and The Prudential Insurance Company of America, it shall become a binding agreement between the Company and Prudential and The Prudential Company of America. This Agreement shall also inure to the benefit of each Purchaser on the Purchaser Schedule and each Purchaser which shall have executed and delivered a Confirmation of Acceptance, and each such Purchaser shall be bound by this Agreement to the extent provided in such Confirmation of Acceptance.



                                          Very truly yours,

                                          FRANKLIN ELECTRIC CO., INC.




                                          By:
                                             -----------------------------
                                          Title



The foregoing Agreement is
hereby accepted as of the
date first above written.

PRUDENTIAL INVESTMENT MANAGEMENT, INC.



By:
   -----------------------------
   Vice President


THE PRUDENTIAL INSURANCE COMPANY
  OF AMERICA



By:
   -----------------------------
   Vice President

                                                                  Series A Notes
                                                                  --------------

                              PURCHASER SCHEDULE

                          FRANKLIN ELECTRIC CO., INC.


                                              Aggregate
                                              Principal
                                              Amount of
                                              Notes             Note
                                              Purchased         Denomination(s)
                                              ------------      ---------------
THE PRUDENTIAL INSURANCE COMPANY OF AMERICA    $20,000,000       $20,000,000


(1)	    All payments on account of Notes held by such
       purchaser shall be made by wire transfer of immediately available funds for credit to:

       Account No. 050-54-526
       Morgan Guaranty Trust Company of New York
       23 Wall Street
       New York, New York 10015
       (ABA No.:  021-000-238)

       Each such wire transfer shall set forth the name of the Company, a reference to "6.31% Series A Senior
       Notes due November 10, 2008, Security No.
       !INV4623!", and the due date and application
       (as among principal, interest and Yield-Maintenance
       Amount) of the payment being made.

(2)    Address for all notices relating to payments:

       The Prudential Insurance Company of America
       c/o Prudential Capital Group
       Four Gateway Center
       100 Mulberry Street
       Newark, New Jersey  07102

       Attention:  Investment Administration Unit
       Telecopy:   (201) 802-7551

(3)    Address for all other communications and notices:

       The Prudential Insurance Company of America
       c/o Prudential Capital Group
       Two Prudential Plaza
       Suite 5600
       Chicago, Illinois  60601
       Attention:  Managing Director
       Telecopy:   (312) 540-4222


(4)    Recipient of telephonic prepayment notices:

       Manager, Asset Management Unit
       Telephone: (201) 802-6429
       Telecopy:  (201) 802-7551

(5)	   Recipient of telephonic prepayment notices:

       Manager, Asset Management Unit
       (201) 802-6429

(6)    Tax Identification No.:  22-1211670

                                                                     EXHIBIT A
                                                                     ---------



                         [FORM OF PRIVATE SHELF NOTE]


                         FRANKLIN ELECTRIC CO., INC.


                                 SENIOR NOTE
                                (Fixed Rate)
                                 SERIES
                                        ------

No.
CURRENCY AND ORIGINAL PRINCIPAL AMOUNT:
ORIGINAL ISSUE DATE:
INTEREST RATE:
INTEREST PAYMENT DATES:
FINAL MATURITY DATE:
PRINCIPAL PREPAYMENT DATES AND AMOUNTS:


     FOR VALUE RECEIVED, the undersigned, FRANKLIN ELECTRIC CO., INC. (herein called the "Company"), a corporation organized and existing under the laws of
the State of Indiana, hereby promises to pay to                       , or
registered assigns, the principal sum of                   [specify principal
amount and currency] on the Final Maturity Date specified above] [, payable on the Principal Prepayment Dates and in the amounts specified above, and on the Final Maturity Date specified above in an amount equal to the unpaid balance of the principal hereof,] with interest (computed on the basis of a 360-day year--30-day month) (a) on the unpaid balance thereof at the Interest Rate per annum specified above, payable on each Interest Payment Date specified above and on the Final Maturity Date specified above, commencing with the Interest Payment Date next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest, and any overdue payment of any Yield-Maintenance Amount (as defined in the Agreement referred to below), payable on each Interest Payment Date as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the greater of (i) 2% plus the Interest Rate specified above or (ii) 2% over the rate of interest publicly announced by the Bank of New York from time to time in New York City as its Prime Rate.

     Payments of principal of, and interest on, and any Yield-Maintenance Amount payable with respect to, this Note are to be made at the main office of the Bank of New York in New York City or at such other place in the United States as the holder hereof shall designate to the Company in writing, in lawful money of [the United States of America][specify other applicable country].

     This Note is one of a series of Senior Notes (herein called the "Notes") issued pursuant to a Second Amended and Restated Note Purchase and Private Shelf Agreement, dated as of September 9, 2004 (herein called the "Agree-ment"), between the Company, on the one hand, and Prudential Investment Management, Inc., The Prudential Insurance Company of America and each other

"Prudential Affiliate" (as defined in the Agreement) which becomes a party thereto, on the other hand, and is entitled to the benefits thereof. As provided in the Agreement, this Note is subject to prepayment, in whole or from time to time in part on the terms specified in the Agreement.

    This Note is a registered Note and, as provided in the Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company shall not be affected by any notice to the contrary.

    In case an Event of Default, as defined in the Agreement, shall occur and be continuing, the principal of this Note may be declared or otherwise become due and payable in the manner and with the effect provided in the Agreement.

    Capitalized terms used and not otherwise defined herein shall have the meanings provided in the Agreement.

    THIS NOTE IS INTENDED TO BE PERFORMED IN THE STATE OF ILLINOIS AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE INTERNAL LAWS AND DECISIONS (AS OPPOSED TO THE CONFLICTS OF LAW PROVISIONS) OF SUCH STATE.



                                          FRANKLIN ELECTRIC CO., INC.




                                          By:
                                             -----------------------------
                                          Title:
                                                ---------------------------

                                                                     EXHIBIT B
                                                                     ---------


                        [FORM OF REQUEST FOR PURCHASE]


                          FRANKLIN ELECTRIC CO., INC.

    Reference is made to the Second Amended and Restated Note Purchase and Private Shelf Agreement (the "Agreement"), dated as of September 9, 2004, between Franklin Electric Co., Inc. (the "Company"), and Prudential Investment Management, Inc., The Prudential Insurance Company of America and each other Prudential Affiliate which becomes a party thereto. All terms used herein that are defined in the Agreement have the respective meanings specified in the Agreement.

    Pursuant to Paragraph 2A(3) of the Agreement, the Company hereby makes the following Request for Purchase:


    1.   Aggregate principal amount of
         the Notes and Available Currency
         covered hereby (the "Notes") ................. $          (amount)
                                                         ---------
                                                        $          (currency)
                                                         ---------

    2.   Individual specifications of the Notes:

                                              Principal
                                 Final        Installment       Interest
           Principal            Maturity       Dates and        Payment
           Amount  *              Date          Amounts          Period
           ---------            --------      -----------       --------




    3.   Use of proceeds of the Notes:


    4.   Proposed day for the closing of the purchase and sale of the Notes:

    ------------------------

*   Minimum principal amount of $5,000,000

    5.   The purchase price of the Notes is to be transferred to:


              Name, Address                                Name and
             and ABA Routing          Number of          Telephone No.
              Number of Bank           Account          of Bank Officer
             ---------------          ---------         ---------------






    6. The Company certifies (a) that the representations and warranties contained in paragraph 8 of the Agreement are true on and as of the date of this Request for Purchase except to the extent of changes caused by the transactions contemplated in the Agreement and (b) that there exists on the date of this Request for Purchase no Event of Default or Default.

    7. The Issuance Fee to be paid pursuant to paragraph 2A(8)(i) of the Agreement will be paid by the Company on the closing date.

    8. The Company has reviewed the closing conditions set forth in paragraph 3 of the Agreement and understands that it will be required to deliver certain documents at closing, including, without limitation, an opinion of special counsel to the Company.





Dated:                                    FRANKLIN ELECTRIC CO., INC.




                                          By:
                                             ----------------------------
                                                  Authorized Officer

                                                                     EXHIBIT C
                                                                     ---------


                     [FORM OF CONFIRMATION OF ACCEPTANCE]


                         FRANKLIN ELECTRIC CO., INC.


     Reference is made to the Second Amended and Restated Note Purchase and Private Shelf Agreement (the "Agreement"), dated as of September 9, 2004 between Franklin Electric Co., Inc. (the "Company") and Prudential Investment Management, Inc., The Prudential Insurance Company of America and each other Prudential Affiliate which becomes a party thereto. All terms used herein that are defined in the Agreement have the respective meanings specified in the Agreement.

    Prudential or the Prudential Affiliate which is named below as a Purchaser of Notes hereby confirms the representations as to such Notes set forth in paragraph 9 of the Agreement, and agrees to be bound by the provisions of paragraphs 2A(5) and 2A(7) of the Agreement relating to the purchase and sale of such Notes.

    Pursuant to paragraph 2A(5) of the Agreement, an Acceptance with respect to the following Accepted Notes is hereby confirmed:


I.   Accepted Notes:  Aggregate principal
     amount $
              ---------------------


    (A)  (a)  Name of Purchaser:
         (b)  Principal amount:
         (c)  Designated Currency:
         (d)  Final maturity date:
         (e)  Principal prepayment dates and amounts:
         (f)  Interest rate:
         (g)  Interest payment period:
         (h) Payment and notice instructions: As set forth on attached Purchaser Schedule

    (B)  (a)  Name of Purchaser:
         (b)  Principal amount:
         (c)  Designated Currency:
         (d)  Final maturity date:
         (e)  Principal prepayment dates and amounts:
         (f)  Interest rate:
         (g)  Interest payment period:
         (h) Payment and notice instructions: As set forth on attached Purchaser Schedule


II.  Closing Day:


III. Issuance Fee:

Dated:                               FRANKLIN ELECTRIC CO., INC.




                                     By:
                                        -------------------------------
                                     Title:



                                     [PRUDENTIAL INVESTMENT MANAGEMENT, INC.]




                                     By:
                                        -------------------------------
                                                 Vice President



                                     [PRUDENTIAL AFFILIATE]




                                     By:
                                        -------------------------------
                                                 Vice President

                                                                     EXHIBIT D
                                                                     ---------




                [FORM OF OPINION OF COMPANY'S SPECIAL COUNSEL]



                                                             [Date of Closing]



Prudential Investment Management, Inc.
[List other Purchasers]
c/o Prudential Capital Group
Two Prudential Plaza
Suite 5600
Chicago, Illinois  60601

Ladies and Gentlemen:
     We have acted as special counsel to Franklin Electric Co., Inc., an Indiana corporation (the "Company"), in connection with the Second Amended and Restated Note Purchase and Private Shelf Agreement (the "Agreement") dated as of September 9, 2004, between the Company and you, providing for the issuance and delivery to you today of the Company's
Note(s) due            ,     in the aggregate principal amount of $
(the "Note"). This opinion letter is being delivered at the request of the Company pursuant to paragraph 3A of the Agreement. Capitalized terms used in this opinion letter which are defined in the Agreement and not otherwise defined in this opinion letter shall have the meanings given to them in the Agreement.
    We have examined such documents and matters of law which we have deemed necessary as the basis for the opinions expressed below. The documents examined include the following (the documents described in (i) and (ii) below are collectively called the "Transaction Documents"):
    (i)   An executed copy of the Agreement;
    (ii)  An executed copy of the Note;
    (iii) A copy of the articles of incorporation of the Company and all amendments thereto, certified by the Secretary of State of Indiana;
    (iv) A copy of the by-laws of the Company and all amendments thereto, certified by the Secretary of the Company;
    (v) A copy of the resolutions of the board of directors of the Company authorizing the execution and delivery of the Transaction Documents, certified by the Secretary of the Company;
    (vi) A certificate of the Secretary of the Company as to the incumbency and specimen signatures of the officers of the Company executing the Transaction Documents; and
     (vii)A certificate of the Secretary of State of Indiana as to the corporate existence of the Company.
    In making our examination, we have assumed the genuineness of all signatures, the authenticity of all documents submitted to us as originals, the conformity with the originals of all documents submitted to us as copies and the legal capacity of all natural persons. As to matters of fact material to our opinions in this letter, we have relied on certificates of officers of the Company, public officials and other appropriate persons and on the representations made in the Transaction Documents. We have not independently investigated or verified any of the foregoing.

    In rendering the opinions in this letter we have assumed, without independent investigation or verification, that each party to each of the Transaction Documents, other than the Company, (a) is validly existing and in good standing under the laws of its jurisdiction of organization, (b) has full power and authority to execute the Transaction Documents to which it is a party and to enter into the transactions contemplated therein, (c) has taken all necessary action to authorize execution of the Transaction Documents to which it is a party on its behalf by the persons executing same, (d) has properly executed and delivered each of the Transaction Documents to which it is a party, and (e) has duly obtained all consents or approvals of any nature from and made all filings with any governmental authorities necessary for such party to execute, deliver or perform its obligations under the Transaction Documents to which it is a party. In addition, in rendering such opinions we have assumed, without independent investigation or verification, that the execution and delivery of, and performance of their respective agreements under, the Transaction Documents by each party thereto other than the Company, do not violate any agreement or instrument binding upon such party or, except to the extent covered by our opinion in paragraph 6 below, any law, rule or regulation binding upon such party, that each of the Transaction Documents is the legal, valid and binding obligation of, and enforceable against, each party thereto other than the Company, and, except to the extent covered by our opinions in paragraphs 4, 5, 6 and 7 below, that the execution and delivery by the Company of, and performance by it of its agreements under, the Transaction Documents do not violate any law, rule, regulation, agreement or instrument binding upon the Company or require any consent or approval from or filing with any governmental authority.

    In rendering our opinions herein we have also assumed, without independent investigation or verification, that there is no oral or written agreement, understanding, course of dealing or usage of trade that amends any term of any Transaction Document, or any waiver of any such term, that the Transaction Documents are accurate and complete and that there has been no mutual mistake of fact or fraud, duress, undue influence or similar inequitable conduct.

    For the purpose of this opinion letter, our "knowledge" (or any similar concept) with respect to any matter means (1) the actual knowledge regarding such matter of the particular Schiff Hardin LLP attorneys who are presently employees or partners of Schiff Hardin LLP and who have represented the Company in connection with the transactions contemplated by the Transaction Documents, (2) we have not undertaken any review of our files or other independent investigation with respect to any such matter and (3) no inference that we have actual knowledge concerning such matter should be drawn from the mere fact of our representation of the Company or our expression of any opinion in this letter.

    The opinions contained in this letter are only expressions of professional judgment regarding the legal matters addressed and are not guarantees that a court would reach any particular result.

    Based on the foregoing and subject to the qualifications set forth below, we are of the opinion that:

    1. The Company is a corporation validly existing under the laws of the State of Indiana.

    2. The Company has the corporate power and authority to execute, deliver and perform its obligations under each of the Transaction Documents, and the execution, delivery and performance thereof by the Company have been duly authorized by all necessary corporate action on the part of the Company.

    3. Each of the Transaction Documents has been duly executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms.

    4. The execution and delivery by the Company of each of the Transaction Documents do not, and the performance by the Company of its obligations under the Transaction Documents will not, (i) violate the articles of incorporation or the by-laws of the Company, (ii) violate any law, rule or regulation applicable to the Company, (iii) violate any judgment, injunction, order or decree which is listed on Schedule I attached to this opinion letter, or (iv) breach or result in a default under any indenture, mortgage, instrument or agreement with respect to the Company which is listed on Schedule I attached to this opinion letter.

    5. In view of the circumstances surrounding the sale and delivery of the Note and on the basis of the representations made by the Company in paragraph 8H of the Agreement and by you in paragraph 9 of the Agreement, it is not necessary in connection with the offering, issuance and delivery of the Note under the circumstances contemplated by the Agreement to register the Note under the Securities Act or to qualify an indenture in respect of the Note under the Trust Indenture Act of 1939, as amended and now in effect.

    6. On the basis of the representations made by the Company in paragraph 8I of the Agreement, the extension, arranging and obtaining of the credit represented by the Note do not result in any violation of Regulation T, U or X or the Board of Governors of the Federal Reserve System.

    7. No consent, approval, authorization of, or registration or filing with, any government authority is required to be obtained or made by the Company in connection with the execution, delivery and performance of any Transaction Document, or the offering, sale and issuance of the Notes by the Company under the circumstances contemplated by the Agreement, except such as have been obtained or made and except for any routine filings after the date hereof with the Securities and Exchange Commission and/or state blue sky authorities.

    8. The Company is not an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940.

    9. The Company is not a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935, as amended.

    The opinions set forth above are subject to the following qualifications:

    A. For purposes of our opinion in paragraph 1 above as to the existence of the Company, we have relied solely upon the document described in item
(vii) above.

    B. The opinion expressed in paragraph 3 above with respect to the legality, validity, binding nature and enforceability of the Transaction Documents is subject to (i) applicable laws relating to bankruptcy, insolvency, reorganization, moratorium, fraudulent transfer or other similar laws affecting creditors' rights generally, whether now or hereafter in effect, (ii) general principles of equity, including, without limitation, concepts of materiality, laches, reasonableness, good faith and fair dealing and the principles regarding when injunctive or other equitable remedies will be available (regardless of whether considered in a proceeding at law or in equity), and (iii) the qualification that certain provisions of the Transaction Documents are or may be unenforceable in whole or in part, but, subject to the other limitations as to enforceability expressed in this opinion and any limitations contained in the Transaction Documents, the inclusion of such provisions does not prevent the practical realization of the benefits intended to be afforded by the Company's principal obligations under the Transaction Documents except for the economic consequences, if any, resulting from any delay imposed by applicable laws, rules and regulations, court decisions or procedures or constitutional requirements.

    C. In rendering the opinions set forth above, we have made no examination of, and we express no opinion with respect to, any accounting matters. Our opinion in paragraph 4 above covers only violations, breaches or defaults which can be definitively determined as of the date of this opinion letter and does not cover violations, breaches or defaults the occurrence of which is dependent upon future events or circumstances. Our opinion in paragraph 7 is not intended to cover consents, approvals or filings which might be required as a conduct by the Company of its business or operations.

    D. We express no opinion as to the validity, legality, binding effect or enforceability of any covenant or agreement (i) providing for release of liability for or the indemnification against any losses, claims, damages, expenses or liabilities incurred by any person as a result of any violation of any securities law by such person, as a result of the gross negligence or willful misconduct of such person, or as a result of the negligence of such person if a court would find that the intent to indemnify such person for such person's negligence was not clearly expressed or that such indemnification violates a public policy of the State of Illinois, (ii) requiring that any amendment, modification or waiver of any Transaction Document shall not be effective unless in writing, (iii) providing for the consent to jurisdiction of any court, the waiver of objection of venue of any court, the waiver of or consent to service of process in any manner other than provided in the laws of the State of Illinois, the waiver of jury trial or the waiver of counterclaim or cross-claim, (iv) providing that delays will not operate as waivers, (v) which attempts to modify or waive any requirements of reasonableness or notice arising under the laws of any jurisdiction to the extent applicable to the transactions contemplated by the Transaction Documents, (vi) which requires the payment of interest on overdue but unpaid interest or fixed late payment charges, (vii) which purports to be an agreement to use "best efforts," (viii) relating to severability as applied to any portion of a Transaction Document deemed by a court to be material, (ix) waiving the benefits of any statutory provision or common law right where such waiver violates limitations imposed by statute or is against public policy, (x) providing for a choice of any governing law other than the laws of the State of Illinois.

    E. Our opinions are limited to only those laws, rules and regulations that we have, in the exercise of customary professional diligence, but without any special investigation, recognized as generally applicable to the transactions contemplated by the Transaction Documents or to business organizations of the same type as the Company (which are not engaged in regulated business activities) and, except to the extent covered by our opinions in paragraphs 5 and 6, above, exclude all laws, rules and regulations of the type described in Section 19 of the Legal Opinion Accord of the American Bar Association Section of Business Law (1991). In addition, we express no opinion as to any law, rule or regulation (i) the violation of which would not have a material adverse effect on you or the Company or the Company's ability to perform its obligations under the Transaction Documents,
(ii) the violation of which can be cured without significant expense to you, or (iii) to which the Company may be subject as a result of your legal or regulatory status.

    F. The foregoing opinions are limited to the laws of the State of Illinois, the Indiana Business Corporation Law and the federal laws of the United States of America, and we express no opinions with respect to the laws of any other jurisdiction.

    The opinions expressed in this opinion letter are as of the date of this opinion letter only and as to the laws covered hereby only as they are in effect on that date, and we assume no obligation to update or supplement such opinion to reflect any facts or circumstances that may come to our attention after that date or any changes in law that may occur or become effective after that date. The opinions herein are limited to the matters expressly set forth in this opinion letter, and no opinion is given or may be inferred beyond the matters expressly set forth in this opinion letter.

    This opinion letter is furnished by us as special counsel to the Company, is solely for your benefit and for the benefit of your successors and assigns, including any transferee of the Note, in connection with the transactions stated herein, and is not to be relied on by any other person or entity or for any other purpose without our prior written consent.

                                         Very truly yours,

                                         SCHIFF HARDIN LLP

                                         By:
                                            --------------------------

                                                                     EXHIBIT E
                                                                     ---------



             CERTIFICATE AS TO REPRESENTATIONS, DEFAULTS, ETC.




    I,               , [title] of Franklin Electric Co., Inc. (an Indiana
corporation) (herein called the "Company"), do hereby certify on behalf of the Company, pursuant to paragraph 3B of the Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of September 9, 2004 ("Note Agreement") between the Company and Prudential Investment Management, Inc., The Prudential Insurance Company of America and each other Prudential Affiliate which becomes a party thereto, as follows:

    1. The representations and warranties contained in paragraph 8 of the Note Agreement are true on and as of the date hereof (except to the extent of changes caused by transactions contemplated by the Note Agreement).

    2. There exists on the date hereof no Default or Event of Default as specified in paragraph 7 of the Note Agreement.

    IN WITNESS WHEREOF, I have hereunto set my hand and the seal
of the Company this      day of           , 20    .




                                          ---------------------------------
                                          Title:

                                                                    Schedule I
                                                                    ----------



                                 Certificate
                                     of
                        Franklin Electric Co., Inc.


    In connection with the opinion letter (the "Opinion Letter") of Schiff Hardin LLP ("SH"), dated the date hereof, as special counsel to Franklin Electric Co., Inc. (the "Company"), the undersigned hereby certifies on behalf of the Company to SH and to the Purchasers that:

    1. Except as set forth below, the Company is not bound by any order, judgment, injunction, decree or writ of any court or other governmental body that could reasonably be expected to relate to the ability of the Company to execute, deliver or perform its obligations under the Transaction Documents (as defined in the Opinion Letter):
         NONE.

    2. Set forth below is a list of all agreements, indentures, mortgages, deeds of trust and other instruments to which the Company is a party that could reasonably be expected to relate to the ability of the Company to execute, deliver or perform its obligations under the Transaction Documents:

    $80,000,000 Credit Agreement dated as of September 9, 2004 among the Company, Bank One, NA, as Administrative Agent and the other Banks named therein.


IN WITNESS WHEREOF, this Certificate has been duly executed as of
                  , 2    .


FRANKLIN ELECTRIC CO., INC.



                                          By:
                                             ------------------------------
                                          Name:
                                               ----------------------------
                                          Title:
                                                ---------------------------

                                                                SCHEDULE 6B(1)
                                                                --------------



                            LIST OF EXISTING LIENS
                            ----------------------




                                    None.

                                                                   SCHEDULE 8A

                             LIST OF SUBSIDIARIES

                                          State or            Percent of
 Subsidiaries                             Country            Voting Stock
 Consolidated                        of Incorporation            Owned
 ------------                        ----------------      -----------------

Advanced Polymer Technology, Inc.        Michigan                 100

Coverco S.r.1.                            Italy                   100

EBW, Inc.                                Michigan                 100

FE Petro, Inc.                           Indiana                  100

Franklin Electric B.V.                 Netherlands                100

Franklin Electric Europa, GmbH           Germany                  100

Franklin Electric Foreign Sales     U.S. Virgin Islands           100
Corporation

Franklin Electric Fueling
Systems GmbH                             Germany                  100

Franklin Electric
International, Inc.                      Delaware                 100

Franklin Electric
Manufacturing, Inc.                      Indiana                  100

Franklin Electric Sales, Inc.            Indiana                  100

Franklin Electric spol s.r.o.         Czech Republic              100

Franklin Electric Subsidiaries, Inc,
(inactive)                               Indiana                  100

Franklin Electric (Australia)
Pty Ltd.                                Australia                 100

Franklin Electric (South Africa)
Pty Limited                            South Africa               100

Franklin Electric (Suzhou) Co., Ltd.      China                   100

Intelligent Controls, Inc.                Maine                   100

Motores Electricos Sumergibles De
Mexico S De RI De Co                     Mexico                   100

Mortores Franklin S.A. de C.V.           Mexico                   100

Motori Sommersi Riavvolgibili S.r.l.      Italy                    75

Servicios De Mesmex S De Rl De Co        Mexico                   100

                                                                   SCHEDULE 8G
                                                                   -----------





                     LIST OF AGREEMENTS RESTRICTING DEBT
                     -----------------------------------



$80,000,000 Credit Agreement dated as of September 9, 2004 among the Company, Bank One, NA, as Administrative Agent and the other Banks named therein.

                                                                  EXHIBIT 31.1
                                                                  ------------

                              CERTIFICATIONS
                                 ----------------
                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     ----------------------------------------
             PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             ---------------------------------------------------------

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

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of end of the period covered by this Quarterly Report based on such evaluation; and

       c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls.

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



 Date: November 8, 2004
       ----------------


       /s/ R. Scott Trumbull
           -----------------
            R. Scott Trumbull
            Chairman and Chief Executive Officer
            Franklin Electric Co., Inc.

                                                                  EXHIBIT 31.2
                                                                  ------------


                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     --------------------------------------------
               PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
               ---------------------------------------------------------

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

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of end of the period covered by this Quarterly Report based on such evaluation; and

       c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls.

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



 Date: November 8, 2004
       ----------------


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

                                                                  EXHIBIT 32.1
                                                                  ------------

  CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
  ---------------------------------------------------------------------------
      ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
      -----------------------------------------------------------------

    In connection with the Quarterly Report of Franklin Electric Co., Inc. (the "Company") on Form 10-Q for the period ending October 2, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, R. Scott Trumbull, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 8, 2004        -
      ----------------


     /s/ R. Scott Trumbull
     ------------------------
     R. Scott Trumbull
     Chairman and Chief Executive Officer
     Franklin Electric Co., Inc.

                                                                  EXHIBIT 32.2
                                                                  ------------

   CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
   ---------------------------------------------------------------------------
       ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
       -----------------------------------------------------------------



    In connection with the Quarterly Report of Franklin Electric Co., Inc. (the "Company") on Form 10-Q for the period ending October 2, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregg C. Sengstack, Senior Vice President, Chief Financial Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 8, 2004
      ----------------


      /s/ Gregg C. Sengstack
      -----------------------
       Gregg C. Sengstack
       Senior Vice President, Chief Financial Officer and Secretary Franklin Electric Co., Inc.
























5






























190