Form 10-K
period 2005-01-01
FRANKLIN ELECTRIC CO INC
filed 2005-02-14
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
____________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to _____

Commission file number 0-362

FRANKLIN ELECTRIC CO., INC.
(Exact name of registrant as specified in its charter)

Indiana	35-0827455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 East Spring Street
Bluffton, Indiana	46714-3798
(Address of principal executive offices)	(Zip Code)

(260) 824-2900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None	None
(Title of each class)	(Name of each exchange on which registered)
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

YES ☒	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

YES ☒	NO ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at July 3, 2004 (the last business day of the registrant’s most recently completed second quarter) was $804,461,906. The stock price used in this computation was the last sales price on that date.

Number of shares of common stock outstanding at January 28, 2005:

22,041,332 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2005 (Part III).

TABLE OF CONTENTS
Part I		Page

Item 1.	Business	4-5
Item 2.	Properties	6
Item 3.	Legal Proceedings	6-7
Item 4.	Submission of Matters to a Vote of Security Holders	7
	Supplemental Item - Executive Officers of the Registrant	7

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities	8
Item 6.	Selected Financial Data	9
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 8.	Financial Statements and Supplementary Data	16-36
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37
Item 9A.	Controls and Procedures	37
Item 9B.	Other Information	37

Part III

Item 10.	Directors and Executive Officers of the Registrant	38
Item 11.	Executive Compensation	38
Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters	38
Item 13.	Certain Relationships and Related Transactions	38
Item 14.	Principal Accountant Fees and Services	38

Part IV

Item 15.	Exhibits and Financial Statement Schedules	39
Signatures		40
Exhibit Index		41-42

PART I

ITEM 1. BUSINESS

Franklin Electric Co., Inc. is an Indiana corporation founded in 1944 and incorporated in 1946 that, together with its subsidiaries, conducts business in a single reportable segment: the design, manufacture and distribution of groundwater and fuel pumping systems, electronic controls and related parts and equipment. Except where the content otherwise requires, “Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Description of Business

Franklin Electric is a global leader in the production and marketing of groundwater and fuel pumping systems and is a technical leader in submersible motors, drives, controls, and monitoring devices. The Company is the world’s largest manufacturer of submersible water and fueling systems motors, a manufacturer of underground fueling systems hardware and flexible piping systems and a leader in engineered industrial motor products. The Company acquired pump products for water system applications via the acquisition of certain assets of JBD, Inc., (the former Jacuzzi brand pump company), during 2004.

Franklin Electric’s motors and pumps are used principally in submersible applications for pumping fresh water, fuel, wastewater and other liquids in a variety of applications including residential, industrial, agriculture, fueling, off-shore drilling, and mining. The Company also manufactures industrial electric motors which are used in a wide variety of applications including gasoline dispensers, paint handling equipment, electric hoists, explosion-proof vapor exhaust fans, vacuum pumping systems, food preparation equipment, as well as commercial and industrial water, fuel and other liquid pumping systems. Franklin Electric also manufactures electronic drives and controls for the motors which control functionality and provide protection from various hazards, such as electric surges, over-heating or dry wells and tanks. Along with the fueling motor and pump applications, the Company supplies a variety of products to the petroleum equipment industry included with the submersible pumping systems, such as flexible piping, electronic tank monitoring equipment, fittings, and vapor recovery systems.

The Company’s products are sold in the United States, Europe, South Africa, Australia, Mexico, Japan, China and other world markets. The Company’s products are sold through the Company’s sales force, independent distributors and repair shops.

The market for the Company’s products is highly competitive and includes both large and small suppliers. The Company’s submersible water, fueling and industrial motor products and related equipment are sold to original equipment manufacturers of pumps and specialty water systems distributors as well as industrial equipment distributors, major oil and utility companies.

ITT Industries, Inc. and its various subsidiaries and affiliates, accounted for 19.2 percent, 18.0 percent and 18.2 percent of the Company’s consolidated sales in 2004, 2003, and 2002, respectively. Pentair Corporation and its various subsidiaries and affiliates, accounted for 20.7 percent of the Company’s consolidated sales in 2004. Sta-Rite Industries, Inc., formerly a subsidiary of Wisconsin Energy Corporation, accounted for 13.6 percent and 11.5 percent of the Company’s consolidated sales in 2003 and 2002, respectively. Sta-Rite Industries, Inc. was acquired by Pentair Corporation during 2004 and its sales have been included with Pentair’s sales for 2004.

The Company offers normal and customary trade terms to its customers, no significant part of which is of an extended nature. Special inventory requirements are not necessary, and customer merchandise return rights do not extend beyond normal warranty provisions.

The principal raw materials used in the manufacture of the Company’s products are steel in coils and bars, stainless steel, copper wire, and aluminum ingot. Major components are capacitors, motor protectors, forgings, gray iron castings and bearings. Most of these raw materials are available from many sources in the United States and world markets. In the opinion of management, no single source of supply is critical to the Company's business. Availability of fuel and energy is adequate to satisfy current and projected overall operations unless interrupted by government direction or allocation.

The Company employed approximately 2,600 persons at the end of 2004.

Segment and Geographic Information

Segment and geographic information is included within this Form 10-K on pages 32-33.

Research and Development

The Company spent approximately $5.4 million in 2004, $6.0 million in 2003, and $6.0 million in 2002 on activities related to the development of new products, on improvements of existing products and manufacturing methods, and on other applied research and development.

In 2004, the Company began production in Europe of a newly designed six-inch water systems motor, continued development of a more corrosion resistant four-inch submersible motor, expanded the line of variable speed constant pressure motor systems for residential applications, developed a new three phase control panel for submersible electric motors and began testing an integrated fuel management system for the petroleum equipment industry. The Company continued development of and expanded the HydroDuty™ motor products which are based on its submersible electric motor technology for use primarily in food processing applications where electric motors must withstand repeated wash-downs for sanitation and other reasons. Research continued on new materials and processes designed to achieve higher quality and more cost-effective construction of the Company’s high volume products.

The Company owns a number of patents, trademarks and licenses. In aggregate, these patents are of material importance in the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.

Backlog

The dollar amount of backlog at the end of 2004 and 2003 was as follows:

	(In millions)
	2004	2003
Backlog	$19.3	$14.1

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2005. The Company's sales in the first quarter are generally less than the sales of other quarters due to generally lower construction activity during that period in the northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

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

Available Information

The Company’s website address is http://www.franklin-electric.com. The Company makes available free of charge on or through its website; its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

The Company maintains its principal executive offices in Bluffton, Indiana; manufacturing plants are located in the United States and abroad. Location and approximate square footage for the Company's principal facilities are described below. All principal properties are owned or held under operating leases.

The Company's principal properties are as follows:

Location	Acres of Land	Approximate Square Feet

Berzo Demo, Italy (1)	-	23,000
Bluffton, Indiana	35.8	406,000
Brno, Czech Republic	2.3	79,000
Gas City (Grant County), Indiana	9.0	24,000
Linares, Mexico	10.0	150,000
Little Rock, Arkansas (1)	-	252,000
Madison, Wisconsin (1)	-	92,000
Motta di Livenza, Italy (2)	5.0	39,000
Muskegon, Michigan (2)	11.5	112,000
Saco, Maine (1)	-	17,000
Siloam Springs, Arkansas	32.6	240,000
Suzhou, China	4.9	51,000
Wilburton, Oklahoma	30.0	327,000
Wittlich, Rhineland, Germany	6.9	102,000
Ten facilities, each with less than 25,000 square feet (3)	1.7	75,000

Total	149.7	1,989,000

In the Company’s opinion, its facilities are suitable for their intended use, adequate for the Company’s business needs and in good condition.

(1) Leased facility.
(2) In conjunction with the global manufacturing re-alignment program these facilities have been converted from manufacturing to warehousing and may be sold or leased in the future.
(3) Nine of the facilities are leased and in the aggregate have approximately 54,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

In July-August 2004, Franklin informed its original equipment manufacturer (“OEM”) submersible motor customers that it intended to change its pricing and warranty programs for submersible motors, controls, accessories and parts. On August 27, 2004, Franklin issued a press release announcing that it intended to begin selling its submersible motor products directly to water systems distributors in North America, in addition to its existing OEM customers.

In response to these announcements, on August 27, 2004, ITT Water Technology, Inc. (“ITT”) filed suit against Franklin in the U.S. District Court for the Eastern District of Texas. ITT filed an amended complaint in the same court on October 25, 2004. ITT’s amended complaint alleged that, for 4-inch submersible motors, the announced changes to Franklin’s pricing and warranty programs and the changes to its submersible motor distribution strategy breached contracts between ITT and Franklin and violated state and federal unfair competition and antitrust laws. In addition, the ITT suit alleged that certain Franklin motor product line acquisitions over the seven-year period ending in 1998 violated Section 7 of the Clayton Act. ITT also asserted certain common law claims. The ITT suit sought damages and injunctive relief. On December 27, 2004 the Company issued a press release announcing that the suit had been settled. Under terms of the settlement agreement, Franklin agreed, for the period through December 31, 2006, to continue supplying 4-inch submersible motors to ITT. The settlement agreement contains no limitation on the sale of any other Franklin products to distributors, including assembled pump motor units sold through its newly acquired Franklin Pump Systems business unit. The ITT lawsuit has been dismissed with prejudice in accordance with the terms of the Settlement Agreement.

The Company is also defending various other claims and legal actions, including environmental matters, which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be successfully defended or resolved without a material adverse effect on the Company’s financial position, results of operations or cash flows

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and all positions and offices held by the executive officers of the Company are:

Name	Age	Positions and Offices	In This Office Since

R. Scott Trumbull	56	Chairman of the Board and Chief Executive Officer	2003
Jess B. Ford	53	Senior Vice President	1999
Peter C. Maske	54	Senior Vice President and President of Europa	1999
Gregg C. Sengstack	46	Senior Vice President, Chief Financial Officer, and Secretary	1999
Donald R. Hobbs	63	Vice President, Submersible Motor Marketing	1996
Thomas A. Miller	55	Vice President, Electronic Technology	1998
Kirk M. Nevins	61	Vice President, Sales	1995
Robert J. Stone	40	Vice President, Submersible Engineering, Sales and Marketing	2003
Daniel J. Crose	56	Vice President, North American Submersible Operations	2003
Gary D. Ward	49	Vice President, Human Resources	2004

All executive officers are elected annually by the Board of Directors at the Board meeting held in conjunction with the annual statutory meeting of shareowners. Thereafter they are elected for one-year terms or until their successors have been elected. All executive officers have been in executive or management positions of Franklin Electric for the last five years with the exception of R. Scott Trumbull and Daniel J. Crose. R Scott Trumbull has been a Director of Franklin for the last five years and was Executive Vice President and Chief Financial Officer of Owens-Illinois, Inc. prior to joining Franklin Electric as Chairman of the Board and Chief Executive Officer in 2003. Daniel J. Crose was Senior Vice President of Operations at Hamilton Beach/Proctor Silex, Inc. prior to joining Franklin Electric in 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

The number of shareowners of record as of January 28, 2005 was 966. The Company's stock is traded on Nasdaq National Market: Symbol FELE.

All share and per share data included in this Form 10-K reflect the Company’s two-for-one stock split effected in the form of a 100 percent stock distribution made on June 15, 2004. Dividends paid and the price range per common share as quoted by the Nasdaq National Market for 2004 and 2003 were as follows:

DIVIDENDS PER SHARE			PRICE PER SHARE
	2004	2003	2004		2003
			Low	High	Low	High
1st Quarter	$.07	$.065	$29.005	$34.160	$23.500	$29.070
2nd Quarter	$.08	$.07	$29.060	$40.250	$22.995	$29.975
3rd Quarter	$.08	$.07	$35.000	$43.000	$25.715	$32.000
4th Quarter	$.08	$.07	$36.080	$43.480	$27.670	$32.800

The Company did not repurchase any shares of its stock in the fourth quarter of 2004. The maximum number of shares that may yet be purchased under the Company’s repurchase program is 827,412.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements. The information set forth below is not necessarily indicative of future operations.

FIVE YEAR FINANCIAL SUMMARY

FRANKLIN ELECTRIC CO., INC.
(In thousands, except per share amounts)
	2004	2003	2002	2001	2000
	(a)		(b)		(c)
Operations:
Net sales	$404,305	$359,502	$354,872	$322,908	$325,731
Gross profit	130,185	111,001	104,498	92,871	85,186
Interest expense	488	1,107	1,317	1,193	1,111
Income taxes	20,951	16,847	18,273	16,235	13,683
Net Income	38,083	34,480	32,204	27,150	22,226
Depreciation and amortization	15,143	13,748	12,878	12,660	10,839
Capital expenditures	21,110	15,261	15,568	6,709	14,108
Balance sheet:
Working capital (d)	111,697	82,640	62,762	69,158	54,897
Property, plant and equipment, net	95,924	83,916	76,033	58,839	64,604
Total assets	333,473	281,971	258,583	195,643	197,179
Long-term debt	13,752	14,960	25,946	14,465	15,874
Shareowners’ equity	$234,333	$192,938	$153,138	$123,269	$115,998
Other data:
% Net income to sales	9.4%	9.6%	9.1%	8.4%	6.8%
% Net income to total average assets	12.4%	12.8%	14.2%	13.8%	11.9%
Current ratio (e)	3.1	2.8	2.2	2.7	2.2
Number of common shares outstanding	22,041	21,828	21,648	21,336	22,016
Per share:
Market price range
High	$43.48	$32.80	$30.27	$21.32	$18.25
Low	29.01	23.00	19.95	16.00	13.06
Net income per weighted-average common share	1.73	1.59	1.48	1.25	1.02
Net income per weighted-average common share, assuming dilution	1.65	1.52	1.42	1.19	.98
Book value (f)	10.17	8.53	6.74	5.42	5.10
Cash dividends on common stock	$0.31	$0.27	$0.26	$0.24	$0.22

(a) Includes the results of operations of the Company’s wholly-owned subsidiary, Franklin Pump Systems, since the acquisition of certain assets of JBD, Inc. on October 2, 2004.
(b) Includes the results of operations of the Company’s wholly-owned subsidiaries, Coverco S.r.l. and Intelligent Controls, Inc., since their acquisition on January 7, 2002 and July 16, 2002, respectively.
(c) Includes the results of operations of the Company’s wholly-owned subsidiaries, EBW, Inc. and Advanced Polymer Technology, Inc., since their acquisition on August 31, 2000.
(d) Working capital = Current assets minus Current liabilities
(e) Current ratio = Current assets divided by Current liabilities
(f) Book value = Shareowners equity divided by Weighted average common shares assuming full dilution

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales and earnings for 2004 were up from 2003. The increase in sales was primarily due to volume increases across North American and International markets for water systems and fueling systems products. Sales improvements were also attributable to the impact of foreign exchange rate changes and the acquisition of certain assets of JBD, Inc. (the former Jacuzzi Brand pump company). However, some of the strength in sales in North America water systems came from our original equipment manufacturer customers buying ahead of an announced price increase. The price increase was necessitated by increases in the cost of our raw materials, particularly steel and copper. Earnings improved in 2004 primarily due to the increased sales. Increased earnings were partially offset by increased commodity prices and costs associated with the Company’s global manufacturing realignment program. Included in the results for 2004 are restructuring expenses of $5.5 million pre-tax.

RESULTS OF OPERATIONS

Net sales for 2004 were $404.3 million, an increase of $44.8 million or 12 percent compared to 2003 sales of $359.5 million. Foreign currencies, particularly the euro, strengthened relative to the U.S. dollar during 2004. The impact of this change in exchange rates was a $10.2 million or 3 percent increase in the Company’s reported 2004 sales. Excluding the impact of changes in foreign currencies, net sales increased $34.6 million or about 9 percent. The sales volume increase for water related products by primarily customers in the North American market accounted for about $12.4 million or 3 percent, of the 2004. The sales increase by European customers was about $5.4 million for 2004 (when comparing both years at the current year exchange rate). The sales volume increase relates primarily to increased sales of small submersible motor products worldwide, including electronic drives and controls to North American customers. Price increases, which were necessary due to significant increased costs for certain commodities used in the manufacture of the electric motors, primarily steel and copper, were $10.9 million for 2004 or 3 percent of the 2004 increase in sales revenue. Sales related to the acquisition of the assets of JBD, Inc. were $5.7 million. Sales of fueling systems motors and related products increased about $3.1 million during 2004 compared to 2003. Sales of fueling systems motors and related products have increased primarily due to increased demand from service station equipment suppliers for submersible motors and monitoring equipment.

Net sales for 2003 were $359.5 million, a 1 percent increase from 2002 net sales of $354.9 million. Foreign currencies, particularly the euro and the Rand, strengthened relative to the U.S. dollar during 2003. The impact of the changes in exchange rates was a $15.9 million increase in the Company’s reported 2003 sales. Net sales also increased due to full year sales related to the INCON acquisition in mid-2002, an increase of $4.7 million. Excluding the impact of changes in foreign currencies and the full year impact of the 2002 acquisition, net sales decreased $16.0 million or 5%. The sales decrease of $16.0 million relates primarily to decreased demand for submersible water products to North American customers of about $8.5 million and lower demand by European customers of about $8.8 million (when comparing both years at the current year exchange rate).

Cost of sales as a percent of net sales for 2004, 2003 and 2002 was 67.8 percent, 69.1 percent and 70.6 percent, respectively. Cost of sales as a percent of net sales decreased in 2004 from 2003 primarily as a result of increased sales volume leveraging fixed costs and improving the profit margin. Gross profit was further improved by increases in selling prices. Cost increases for certain commodities, used in the manufacture of the electric motors primarily steel and copper, were $9.3 million for 2004. Cost of sales as a percent of net sales decreased in 2003 from 2002 primarily as a result of improved productivity which lowered labor and overhead costs by about 0.7 percent of net sales, changes in product mix from small motors used primarily in residential water-well applications, to larger motors used primarily in agricultural applications and fueling systems products which decreased labor and overhead costs by about 0.5 percent and quality improvements which reduced warranty costs by about 0.4 percent of net sales.

Selling and administrative (“SG&A”) expense as a percent of net sales for 2004, 2003 and 2002 was 16.0 percent, 16.5 percent and 15.4 percent, respectively. SG&A costs increased about $5.5 million in 2004 over 2003 partially due to the effect of changes in the foreign exchange rate of $1.0 million. The Company further incurred expenses of about $1.0 million related to the announced change in distribution channels. The Company also has incurred additional SG&A costs related to the continued growth of new electronic products related to submersible motors; higher commissions related to the increased sales; general insurance cost increases; and costs of internal control compliance procedures associated with the Sarbanes-Oxley Act. The increase of SG&A expenses in 2003 over 2002 was primarily due to the effect of changes in the foreign exchange rate, $1.4 million, and costs incurred for tax planning activities, $1.2 million. The Company also recognized full year SG&A costs related to the INCON acquisition, a $1.1 million year over year increase, and has incurred additional SG&A costs for its new plant in Mexico and the launch of new electronic products related to submersible motors.

Restructuring expenses of $5.5 million pre-tax were incurred during 2004. The expenses during 2004 (included in “Restructuring Expense” on the income statement) related to the global manufacturing realignment program. The costs were primarily for severance, training, equipment transfers, travel, and employee relocations. The Company has completed the consolidation of FE Petro, EBW and APT operations into a new state-of-the-art manufacturing and distribution facility in Madison, Wisconsin. The ramp-up of our Linares, Mexico motor manufacturing facility continues on schedule and on budget. The consolidation of our Motta di Livenza, Italy factory into our existing Wittlich, Germany and expanding Brno, Czech Republic factories has been completed. The Company will incur additional expenses related to the realignment program throughout 2005, such as costs to transfer equipment and other related expenses. The global manufacturing realignment program is estimated to cost in total $10.0 million from its inception in 2003 and is expected to be substantially complete by the end of 2005.

Interest expense for 2004, 2003 and 2002 was $0.5 million, $1.1 million and $1.3 million, respectively. Interest expense decreased in 2004 and 2003 due primarily to lower outstanding debt.

Included in other income for 2004, 2003 and 2002 was interest income of $0.5 million, $0.4 million and $0.5 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.

Foreign currency-based transactions produced a loss for 2004 of $0.5 million.  The foreign currency-based transaction loss in 2004 was due primarily to the euro rate changes relative to other currencies in Europe. A gain was realized for 2003 and 2002 of $0.3 million and $1.4 million, respectively. The foreign currency-based transaction gain was due primarily to the strengthening euro relative to the U.S. dollar during most of 2003 and 2002.

The provision for income taxes in 2004, 2003 and 2002 was $21.0 million, $16.8 million and $18.3 million, respectively. The effective tax rates were 35.5, 32.8 and 36.2 percent for 2004, 2003 and 2002, respectively. The lower rate of 32.8 percent for 2003 was down from the 2004 and the 2002 rates as a result of prior years’ tax credits realized in 2003. The tax credits resulted from tax planning activities performed in 2002 and 2003 in the areas of foreign income exclusion and R&D credits. The effective tax rate differs from the United States statutory rate of 35 percent, due to the foreign income exclusion and R&D credits and due to the effects of state and foreign income taxes, net of federal tax benefits.

Net income for 2004 was $38.1 million, or $1.65 per diluted share, compared to 2003 net income of $34.5 million, or $1.52 per diluted share. Net income for 2002 was $32.2 million, or $1.42 per diluted share. All share and per share data reflects the Company’s two-for-one stock split effected in the form of a 100 percent stock distribution made on June 15, 2004.

CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $57.5 million, $47.0 million and $54.6 million in 2004, 2003 and 2002, respectively. The primary source of cash from operations was earnings. Significant uses of operating cash flow in 2004 and 2003 were related to increases in inventory, $1.2 and $2.1 million, respectively and payments to employee benefit plans, $4.0 million both years.

Net cash flows used in investing activities were $30.4 million, $15.5 million and $57.2 million in 2004, 2003 and 2002, respectively. The primary uses of cash for investing activities in 2004 were additions to property plant and equipment. Other uses of cash in 2004 were for the acquisition of certain assets of JBD, Inc. for $9.3 million. The primary uses of cash in 2003 were additions to property plant and equipment. The primary uses of cash in 2002 were for the acquisitions of Coverco and INCON. The Company paid an aggregate of $30.3 million for these two acquisitions, net of cash acquired.

Net cash flows used in financing activities were $7.1 million and $24.0 million in 2004 and 2003, respectively. Financing activities in 2002 generated $0.5 million cash flow. The Company paid $6.8 million, $5.9 million and $5.5 million in dividends on the Company’s common stock in 2004, 2003 and 2002, respectively. Another principal use of cash was purchases of Company common stock under the Company’s repurchase program. During 2004, 2003 and 2002, the Company repurchased, or received as consideration for stock options exercised, 124,112 shares of its common stock for $3.8 million, 567,126 for $14.8 million and 446,998 for $10.5 million, respectively. The primary use of cash in 2003 was the repayment of long term debt, $19.9 million.

Cash and cash equivalents at the end of 2004 were $50.6 million compared to $30.0 million at the end of 2003, and $20.1 million at the end of 2002. Working capital increased $29.1 million in 2004 and the current ratio of the Company was 3.1 for 2004 compared to a current ratio of 2.8 and 2.2 at the end of 2003 and 2002, respectively.

Principal payments of $1.0 million per year on the Company’s $20.0 million of unsecured long-term debt began in 1998 and will continue until 2008 when a balloon payment of $10.0 million will fully retire the debt. In September 2004, the Company entered into an unsecured, 60-month $80.0 million revolving credit agreement (the “Agreement”). The Agreement includes a facility fee of one-tenth of one percent on the committed amount. The Company had no outstanding borrowings under the Agreement at January 1, 2005. The Company is subject to certain financial covenants with respect to borrowings, interest coverage, working capital, loans or advances, and investments. The Company was in compliance with all debt covenants at all times in 2004, 2003 and 2002.

At January 1, 2005, the Company had $2.5 million of commitments primarily for the purchase of machinery and equipment.

Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet current commitments.

AGGREGATE CONTRACTUAL OBLIGATIONS
Most of the Company’s contractual obligations to make payments to third parties are debt obligations. In addition, the Company has certain contractual obligations for future lease payments, as well as, purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)
		Less Than			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Debt	$13.3	$1.0	$2.0	$10.3	$-
Capital leases	1.8	0.3	0.6	0.9	-
Operating leases	10.5	3.0	3.0	1.9	2.6
Purchase Obligations	2.5	2.5	-	-	-
	$28.1	$6.8	$5.6	$13.1	$2.6

Note: The Company also has pension and other post-retirement benefit obligations not included in the above table which will result in future payments.

ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company currently recognizes, as period costs, any abnormal amounts of idle facility expense, freight, handling costs and wasted materials and allocates fixed production overhead to inventory based on the normal capacity of the production facilities. The adoption of this pronouncement will not have a significant impact on the Company’s results of operations or financial position. The Company will adopt this pronouncement for fiscal 2005.

On December 16, 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”, that requires compensation costs related to share-based payment transactions recognized in the financial statements. With minor exceptions, the amounts of compensation costs will be measured based on the grant-date fair value of the equity or liability instruments issued, over the period that the employee provides service in exchange for the award. In addition liability awards will be re-measured each reporting period. This pronouncement is effective as of the first interim or annual reporting period that begins after June 15, 2005. The impact on the Company’s results of operations or financial position as of the adoption of this pronouncement is not expected to be materially different from the pro-forma results included in note 1: Stock-Based Compensation.

On December 21, 2004, the FASB issued “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, a FASB Staff Position (FSP) that provides guidance on the application of SFAS No. 109 to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, whereby the deduction is contingent upon the future performance of specific activities, including wage levels. The FASB also concluded that the special deductions should be considered with measuring deferred taxes and assessing a valuation allowance. The impact on the Company’s results of operations or financial position of FSP FAS 109-1 has not yet been determined.

On December 21, 2004, the FASB issued “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, a FSP that provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special, one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FAS 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. The decision process to build the plan may occur in stages, as an enterprise may separately evaluate the provisions of the Act. The Company has not begun the evaluation process of the effects of the repatriation provision.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on going basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, accounts receivable, inventories, recoverability of long-lived assets, intangible assets, income taxes, warranty obligations, pensions and other employee benefit plan obligations, and contingencies. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition:
Products are shipped utilizing common carriers direct to customers or, for consignment products, to customer specified warehouse locations. Sales are recognized when the Company’s products are shipped direct or transferred from a warehouse location to the customer, at which time transfer of ownership and risk of loss pass to the customer. The Company reduces sales revenues for discounts based on past experience. Differences may result in the amount of discounts if actual experience differs significantly from management estimates; such differences have not historically been material.

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

Inventory Valuation:
The Company uses certain estimates and judgments to value inventory. Inventory is recorded at the lower of cost or market. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded or changed. Significant fluctuations in demand or changes in market conditions could impact management’s estimates of necessary reserves. Excess and obsolete inventory is periodically disposed through sale to third parties, scrapping or other means, and the reserves are appropriately reduced. Differences may result in the amount for reserves if actual experience differs significantly from management estimates; such differences have not historically been material.

Goodwill and other intangible assets:
Under the requirements of SFAS No. 142, “Goodwill and other Intangible Assets”, goodwill is no longer amortized; however it is tested for impairment annually or more frequently whenever events or change in circumstances indicate that the asset may be impaired. The Company performs impairment reviews for its reporting unit using future cash flows based on management’s judgments and assumptions. An asset’s value is impaired if our estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated are less than the carrying amount of the reporting unit including goodwill. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the reporting unit including goodwill over the fair value. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Income taxes:
Under the requirements of SFAS No. 109, “Accounting for Income Taxes”, we record deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to deferred tax assets and liabilities.

Warranty obligations:
Warranty terms are generally two years from date of manufacture or one year from date of installation. Warranty liability is recorded when revenue is recognized and is based on actual historical return rates from the most recent warranty periods. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates.

Pension and employee benefit obligations:
With the assistance of actuaries and investment advisors the Company selects the discount rate to be used to determine pension and post-retirement plan liabilities based on a review of Moody’s Aa bond ratings and U.S Treasury rates. A change in the discount rate selected by the Company of 25 basis points would result in a change of about $0.1 million of employee benefit expense. The Company consults with actuaries, asset allocation consultants and investment advisors to determine the expected long term rate of return on plan assets based on historical and projected rates of return on the types of assets in which the plans have invested. A change in the long term rate of return selected by the Company of 25 basis points would result in a change of about $0.3 million of employee benefit expense. See Note 3.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Any forward-looking statements contained herein involve risks and uncertainties, including, but not limited to, general economic and currency conditions, various conditions specific to the Company’s business and industry, market demand, competitive factors, changes in distribution channels, supply constraints, technology factors, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks, all as described in Exhibit 99.1 of this Form 10-K. These risks and uncertainties may cause actual results to differ materially from those indicated by the forward-looking statements. Any forward-looking statements included in this Form 10-K are based upon information presently available. The Company does not assume any obligation to update any forward-looking information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of intercompany balances utilizing a global netting system and limited use of foreign currency denominated debt. Interest rate exposure is limited to variable rate interest borrowings under the Company’s revolving credit agreement and an interest rate swap. Additional information regarding the use of an interest rate swap is included in Note 7 to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands, except per share amounts)	2004	2003	2002

Net sales	$404,305	$359,502	$354,872
Cost of sales	274,120	248,501	250,374
Gross profit	130,185	111,001	104,498
Selling and administrative expenses	64,867	59,365	54,637
Restructure expense	5,536	-	-
Operating income	59,782	51,636	49,861
Interest expense	(488)	(1,107)	(1,317)
Other income	219	532	567
Foreign exchange income (loss)	(479)	266	1,366
Income before income taxes	59,034	51,327	50,477
Income taxes	20,951	16,847	18,273
Net income	$38,083	$34,480	$32,204

Per share data :
Basic earnings per share	$1.73	$1.59	$1.48
Diluted earnings per share	$1.65	$1.52	$1.42
Dividends per common share	$.31	$.27	$.26

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

ASSETS
	2004	2003
(In thousands)

Current assets:
Cash and equivalents	$50,604	$29,962
Receivables (less allowances of $2,281 and $1,949, respectively)	39,312	29,194
Inventories:
Raw materials	25,346	17,733
Work-in-process	7,939	6,636
Finished goods	44,912	40,686
LIFO reserve	(15,755)	(10,402)
	62,442	54,653

Other current assets (including deferred income taxes of $10,391 and $9,672, respectively)	13,784	14,232
Total current assets	166,142	128,041

Property, plant and equipment, at cost:
Land and buildings	52,809	44,577
Machinery and equipment	163,968	147,368
	216,777	191,945
Less allowance for depreciation	120,853	108,029
	95,924	83,916

Deferred and other assets	14,010	13,828
Goodwill	57,397	56,186
Total Assets	$333,473	$281,971

See Notes to Consolidated Financial Statements.

LIABILITIES AND SHAREOWNERS' EQUITY
	2004	2003
(In thousands)

Current liabilities:
Current maturities of long-term debt and short-term borrowings	$1,304	$1,392
Accounts payable	16,594	15,958
Accrued expenses	33,354	28,051
Income taxes	3,193	-
Total current liabilities	54,445	45,401
Long-term debt	13,752	14,960
Deferred income taxes	6,304	4,354

Employee benefit plan obligations	18,801	18,697

Other long-term liabilities	5,838	5,621

Shareowners' equity:
Common shares (45,000 shares authorized, $.10 par value)
outstanding (22,041 and 21,828, respectively)	2,204	2,182
Additional capital	52,743	45,826
Retained earnings	166,557	139,057
Loan to ESOP trust	(665)	(897)
Accumulated other comprehensive income	13,494	6,770
Total shareowners' equity	234,333	192,938
Total liabilities and shareowners' equity	$333,473	$281,971

See Notes to Consolidated Financial Statements.CONSOLIDATED STATEMENTS OF CASH FLOWS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

	2004	2003	2002
(In thousands)

Cash flows from operating activities:
Net income	$38,083	$34,480	$32,204
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,143	13,748	12,878
Deferred income taxes	1,219	3,117	664
Loss on disposals of plant and equipment	187	489	428
Changes in assets and liabilities, excluding the effects of acquisitions:
Receivables	(1,243)	4,875	3,125
Inventories	(1,167)	(2,140)	7,434
Accounts payable and other accrued expenses	7,305	(4,439)	(315)
Employee benefit plan obligations	(3,491)	(2,584)	1,128
Other, net	1,471	(582)	(2,923)
Net cash flows from operating activities	57,507	46,964	54,623
Cash flows from investing activities:
Additions to plant and equipment	(21,110)	(15,261)	(15,568)
Proceeds from sale of plant and equipment	29	241	20
Additions to deferred assets	(10)	(434)	(14,312)
Cash paid for acquisitions, net of cash acquired	(9,307)	-	(30,344)
Proceeds from maturities of marketable securities	-	-	2,999
Net cash flows from investing activities	(30,398)	(15,454)	(57,205)
Cash flows from financing activities:
Borrowing of long-term debt	-	6,648	8,575
Repayment of long-term debt	(1,553)	(19,853)	(1,408)
Borrowing on line of credit and short-term borrowings	-	11,000	3,000
Repayment of line of credit and short-term borrowings	-	(11,024)	(3,017)
Proceeds from issuance of common stock	4,110	4,750	2,320
Purchases of common stock	(3,091)	(9,782)	(3,662)
Reduction of loan to ESOP Trust	232	233	232
Dividends paid	(6,815)	(5,946)	(5,505)
Net cash flows from financing activities	(7,117)	(23,974)	535

Effect of exchange rate changes on cash	650	2,293	1,430
Net change in cash and equivalents	20,642	9,829	(617)
Cash and equivalents at beginning of year	29,962	20,133	20,750
Cash and equivalents at end of year	$50,604	$29,962	$20,133

Cash paid during 2004, 2003, and 2002 for interest was $0.6 million, $1.2 million and $1.3 million, respectively. Also, cash paid during 2004, 2003 and 2002 for income taxes was $19.0 million, $13.8 million and $16.6 million, respectively.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands, except share amounts)
	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Loan to ESOP Trust	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
Balance year end 2001	21,337,068	$2,134	$22,281	$109,103	$(1,362)	(8,887)
Net income				32,204			$32,204
Currency translation adjustment						5,858	5,858
Pension liability adjustment						(3,172)	(3,172)
Comprehensive income, net of tax							$34,890
Dividends on common stock				(5,505)
Common stock issued	757,000	76	5,869
Common stock repurchased or received for stock options exercised	(446,998)	(46)	23	(10,494)
Tax benefit of stock options exercised			4,824
Loan payment from ESOP					232
Balance year end 2002	21,647,070	2,164	32,997	125,308	(1,130)	(6,201)

Net income				34,480			$34,480
Currency translation adjustment						10,983	10,983
Pension liability adjustment						1,988	1,988
Comprehensive income, net of tax							$47,451
Dividends on common stock				(5,946)
Common stock issued	748,000	74	7,722
Common stock repurchased or received for stock options exercised	(567,126)	(56)	28	(14,785)
Tax benefit of stock options exercised			5,079
Loan payment from ESOP					233
Balance year end 2003	21,827,944	2,182	45,826	139,057	(897)	6,770

Net income				38,083			$38,083
Currency translation adjustment						6,935	6,935
Pension liability adjustment						(211)	(211)
Comprehensive income, net of tax							$44,807
Dividends on common stock				(6,815)
Common stock issued	337,500	35	4,495
Common stock repurchased or received for stock options exercised	(124,112)	(13)		(3,768)
Tax benefit of stock options exercised			2,422
Loan payment from ESOP					232
Balance year end 2004	22,041,332	$2,204	$52,743	$166,557	$(665)	$13,494

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year--The Company's fiscal year ends on the Saturday nearest December 31. The financial statements and accompanying notes are as of and for the years ended January 1, 2005 (52 weeks), January 3, 2004 (53 weeks) and December 28, 2002 (52 weeks) and are referred to as 2004, 2003 and 2002, respectively.

Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries.

Revenue Recognition--Products are shipped utilizing common carriers direct to customers or, for consignment products, to customer specified warehouse locations. Sales are recognized when the Company’s products are shipped direct or transferred from a warehouse location to the customer, at which time transfer of ownership and risk of loss pass to the customer.

Cash Equivalents--Cash equivalents consist of highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations and have original or purchased maturities of three months or less.

Research and Development Expenses--The Company’s research and development activities are charged to expense in the period incurred.

Fair Value of Financial Instruments--The carrying amounts for cash and equivalents, long-term debt, and short-term debt approximate fair value. The fair value of long-term debt is estimated based on current borrowing rates for similar issues and current exchange rates for foreign currency denominated amounts. The Company’s off-balance sheet instruments consist of operating leases which are not significant (see Note 13).

Accounts Receivable--Accounts receivable are stated at estimated net realizable value. Accounts receivable comprise balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Inventories--Inventories are stated at the lower of cost or market. The majority of the cost of domestic inventories is determined using the last-in, first-out (LIFO) method; all remaining inventory costs are determined using the first-in, first-out (FIFO) method. Inventories stated on the LIFO method approximated 33.1 percent and 42.8 percent of total inventories in 2004 and 2003, respectively. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded or changed.

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

Goodwill and Other Intangible Assets--The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in 2002. Under SFAS No. 142, goodwill is not amortized; however, it must be tested for impairment at least annually. Amortization continues to be recorded for other intangible assets with definite lives. The goodwill is subject to adjustment in the event that it becomes impaired.

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

For pro forma information regarding net income and earnings per share, the fair value for the options awarded in 2004, 2003 and 2002 for all fixed stock option plans was estimated as of the date of the grant using a Black-Scholes option valuation model. The following table sets forth the weighted-average assumptions for 2004, 2003 and 2002, respectively.

	2004	2003	2002
Risk-free interest rate	3.60%	3.34%	4.23%
Dividend yield	.63%	.88%	1.10%
Volatility factor	.181	.211	.207
Weighted-average expected life	6 years	6 years	6 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option’s vesting period. Therefore, in the year of adoption and subsequently affected years, the effects of applying SFAS No. 123 for providing pro forma net income and earnings per share are not likely to be representative of the effects on reported income in future years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

(In millions, except per share amounts)
	2004	2003	2002
Reported net income	$38.1	$34.5	$32.2
Less: Total fair value computed stock-based compensation, net of tax	(1.5)	(1.5)	(1.3)
Pro forma net income	$36.6	$33.0	$30.9

Reported net income available per common share	$1.73	$1.59	$1.48
Pro forma net income available per common share	$1.67	$1.52	$1.43

Reported net income available per common share, assuming dilution	$1.65	$1.52	$1.42
Pro forma net income available per common share, assuming dilution	$1.59	$1.46	$1.36

The weighted-average grant-date fair value of options granted during 2004, 2003 and 2002 was $7.47, $6.06 and $6.28, respectively.

The Black-Scholes option valuation model used by the Company was developed for use in estimating the fair value of fully tradable options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. It is management’s opinion that the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Earnings Per Common Share--Basic and diluted earnings per share are computed and disclosed under SFAS No. 128, “Earnings Per Share”. Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities.

Translation of Foreign Currencies--All assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year end exchange rates. All revenue and expense accounts are translated at average rates in effect during the respective period.

Use of Estimates--Management’s best estimates of certain amounts are required in preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and actual results could differ from those estimates.

Reclassifications--Certain prior year amounts are reclassified when necessary to conform to the current year presentation. All share and per share data included in these financial statements reflect the Company’s two-for-one stock splits effected in the form of a 100 percent stock distribution made on June 15, 2004.

Accounting Pronouncements-- In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company currently recognizes, as period costs, any abnormal amounts of idle facility expense, freight, handling costs and wasted materials and allocates fixed production overhead to inventory based on the normal capacity of the production facilities. The adoption of this pronouncement will not have a significant impact on the Company’s results of operations or financial position. The Company will adopt this pronouncement for fiscal 2005.

On December 16, 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”, that requires compensation costs related to share-based payment transactions recognized in the financial statements. With minor exceptions, the amounts of compensation costs will be measured based on the grant-date fair value of the equity or liability instruments issued, over the period that the employee provides service in exchange for the award. In addition liability awards will be re-measured each reporting period. This pronouncement is effective as of the first interim or annual reporting period that begins after June 15, 2005. The impact on the Company’s results of operations or financial position as of the adoption of this pronouncement is not expected to be materially different from the pro-forma results included above: Stock-Based Compensation.

On December 21, 2004, the FASB issued “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, a FASB Staff Position (FSP) that provides guidance on the application of SFAS No. 109 to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, whereby the deduction is contingent upon the future performance of specific activities, including wage levels. The FASB also concluded that the special deductions should be considered with measuring deferred taxes and assessing a valuation allowance. The impact on the Company’s results of operations or financial position of FSP FAS 109-1 has not yet been determined.

On December 21, 2004, the FASB issued “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, a FSP that provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special, one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FAS 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. The decision process to build the plan may occur in stages, as an enterprise may separately evaluate the provisions of the Act. The Company has not begun the evaluation process of the effects of the repatriation provision.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The company uses the purchase method of accounting for business combinations and accounts for goodwill on an impairment-only basis in accordance with SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively. During the fourth quarter of each year, the Company performs its annual impairment testing required by SFAS No. 142. No impairment loss was required to be recognized.

Information regarding the Company’s other intangible assets which are included in deferred and other assets, and goodwill follows:

(in millions)	2004	2003

Amortized intangibles
Patents	$3.5	$3.5
Supply agreements	10.4	10.2
Other	1.7	1.6
Accumulated amortization	(9.3)	(6.8)
Total	$6.3	$8.5

Goodwill	$57.4	$56.2

The change in goodwill from 2003 to 2004 is related to foreign exchange rate changes from year to year. Amortization expense related to intangible assets for the year ended January 1, 2005 was $2.1 million. Amortization expense for each of the five succeeding years is projected as $1.2 million, $0.8 million, $0.7 million, $0.7 million and $0.7 million for fiscal 2005, 2006, 2007, 2008, 2009, respectively.

Acquisitions

During 2004, the Company acquired certain assets of JBD, Inc., a pump manufacturer located in Little Rock, Arkansas, for their estimated fair value of approximately $9.3 million. During 2002, the Company paid $30.3 million for acquisitions, net of cash acquired, of which $24.3 million was recorded as goodwill based on the estimated fair values of the net assets acquired. In January 2002, the Company acquired certain assets and liabilities of Coverco S.p.A., and Emco S.r.L.(jointly “Coverco”) manufacturers of submersible and industrial electric motors and controls in Italy. In July 2002, the Company acquired all of the outstanding shares of Intelligent Controls, Inc., a producer of fueling systems electronic leak detection and inventory management systems controls in Maine. These acquisitions did not materially affect the Company’s financial statements. The pro forma results of the Company’s operations as if these acquisitions had occurred at the beginning of the year acquired would not differ materially from the reported results.

These acquisitions were accounted for using the purchase method of accounting. Accordingly, a portion of the aggregate purchase price was allocated to the net assets acquired based on the estimated fair values. When applicable, the excess of purchase price over the fair value of the net assets acquired has been recorded as goodwill.

3. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans - As of January 1, 2005, the Company maintains three domestic pension plans and one German pension plan. The Company uses a December 31 measurement date for its plans.

The following table sets forth aggregated information related to the Company’s pension benefits and other postretirement benefits, including changes in the benefit obligations, changes in plan assets, funded status, amounts recognized in the Consolidated Balance Sheets, and actuarial assumptions:

(In millions)
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation, beginning of year	$126.5	$117.1	$13.2	$12.9
Service cost	4.3	4.1	0.4	0.3
Interest cost	7.5	7.6	0.9	0.8
Plan amendments	-	1.1	2.4	-
Actuarial loss	6.1	6.4	.6	0.4
Settlements paid	(0.9)	(1.0)	-	-
Benefits paid	(9.2)	(9.1)	(1.6)	(1.2)
Exchange	0.1	0.3	-	-
Benefit obligation, end of year	$134.4	$126.5	$16.0	$13.2

Change in plan assets:
Fair value of assets, beginning of year	$115.9	$98.0	$-	$-
Actual return on plan assets	17.9	22.2	-	-
Company contributions	5.8	5.8	1.6	1.2
Settlements paid	(1.0)	(1.0)
Benefits paid	(9.2)	(9.1)	(1.6)	(1.2)
Fair value of assets, end of year	$129.4	$115.9	$-	$-

Reconciliation of funded status:
Funded status	$(5.0)	$(10.6)	$(16.0)	$(13.2)
Unrecognized net (gain)/loss	(0.6)	0.6	3.6	3.1
Unrecognized transition obligation	-	-	3.9	4.4
Unrecognized prior service cost	4.0	5.3	2.2	-
Net amount recognized	$(1.6)	$(4.7)	$(6.3)	$(5.7)

Amounts recognized in the Consolidated Balance Sheets:
Employee benefit plan obligations	$(12.5)	$(13.0)	$(6.3)	$(5.7)
Accrued expenses	(0.1)	(0.1)	-	-
Deferred income taxes	1.4	1.3	-	-
Deferred and other assets	7.4	5.1	-	-
Accumulated other comprehensive income (loss)	2.2	2.0	-	-
Net amount recognized	$(1.6)	$(4.7)	$(6.3)	$(5.7)

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Increase/(decrease) in minimum liability included in other comprehensive income	$0.2	$(2.0)	$-	$-

Actuarial assumptions used to determine benefit obligations:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of increase in future compensation	2.5-7.00%	2.5-7.00%	2.5-7.00%	2.5-7.00%
	(Graded )	(Graded )	(Graded )	(Graded )

Actuarial assumptions used to determine periodic benefit cost:

	Pension Benefits				Other Benefits
	2004		2003		2004		2003
Discount rate	6.25%		6.75%		6.25%		6.75%
Rate of increase in future compensation	2.5-7.00%		2.5-7.00%		2.5-7.00%		2.5-7.00%
	(Graded	)	(Graded	)	(Graded	)	(Graded	)
Expected long-term rate of return on plan assets	9.25%		9.25%		-		-

The accumulated benefit obligation for the Company’s qualified defined benefit pension plans was $124.6 million and $117.1 million at January 1, 2005 and January 3, 2004.

The following table sets forth aggregated net periodic benefit cost for 2004, 2003 and 2002:

(In millions)
	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002

Service cost	$4.3	$4.1	$3.6	$0.4	$0.3	$0.3
Interest cost	7.5	7.6	7.6	0.9	0.8	0.9
Expected return on assets	(10.9)	(10.6)	(10.4)	-	-	-
Amortization of unrecognized obligation/(asset)	-	-	-	0.5	0.5	0.5
Prior service cost	1.4	1.5	1.2	0.2	-	-
Loss/(Gain)	-	(0.2)	(0.7)	0.2	0.2	0.1
Net periodic benefit cost	$2.3	$2.4	$1.3	$2.2	$1.8	$1.8
Settlement	0.3	0.2	0.1	-	-	-
Total benefit cost	$2.6	$2.6	$1.4	$2.2	$1.8	$1.8

The Company consults with actuaries, asset allocation consultants and investment advisors to determine the expected long term rate of return on plan assets. While past performance is not a guarantee of future returns, the plan assets of the pension plans for the past fifteen years have averaged in excess of 12% annually. Effective January 1, 2005 an expected long term rate of return on plan assets of 8.50% was selected to reflect capital market expectations based in part on input from the Company’s actuaries, consultants and advisors.

The plans asset allocations at December 31, 2004, and 2003, by asset category are as follows:

	Plan Assets at December 31

	2004	2003

Equity Securities	74%	76%
Fixed Income Securities	26%	24%
Total	100%	100%

Equity securities include Company stock of $25.5 million (20% of total plan assets) and $22.0 million (19% of total plan assets) at December 31, 2004 and 2003, respectively.

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

One of the Company’s four pension plans covers certain management employees. The Company does not fund this plan, and its assets were zero in 2004 and 2003. The plan’s projected benefit obligation and accumulated benefit obligation were $6.4 million and $5.0 million, respectively, at January 1, 2005, and $6.2 million and $4.8 million, respectively, at January 3, 2004.

The Company estimates total contributions to the plans of $3.4 million in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)
	Pension	Other
	Benefits	Benefits
2005	$9.2	$1.6
2006	8.6	1.3
2007	8.0	1.3
2008	8.3	1.3
2009	9.6	1.3
Years 2010 through 2014	49.6	6.5

The Company’s other postretirement benefit plans provide health and life insurance benefits to domestic employees hired prior to 1992. The Company effectively capped its cost for those benefits through plan amendments made in 1992, freezing Company contributions for insurance benefits at 1991 levels for current and future beneficiaries with actuarially reduced benefits for employees who retire before age 65. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. After reviewing the Act, it was determined that there was no direct impact to the Company’s postretirement medical plan. However, to assist retirees in maintaining their current standard of living, the Company decided to make a one-time increase to its post-65 benefit payment to retirees. The accumulated postretirement benefit obligation for this benefit change increased $2.4 million and the annual net periodic postretirement benefit cost increased $0.3 million.

Defined Contribution Plans - The Company maintains an integrated 401(k) and Employee Stock Ownership Plan (ESOP). In 1996 and 1992, the ESOP Trustee acquired shares of Company common stock on the open market using the proceeds of a ten-year, $0.3 million loan and a fifteen-year, $3.0 million loan, respectively, from the Company. Under the terms of the variable rate loan (6.31 percent at January 1, 2005), principal plus interest is payable in equal annual installments. The shares of stock purchased with the loan proceeds are collateral for the loan and are considered outstanding for purposes of calculating earnings per share.

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

At January 1, 2005, 550,211 shares were allocated to the accounts of participants, 31,011 shares were committed to be released and allocated to the accounts of participants for service rendered during 2004, and 85,062 shares were held by the ESOP Trust in suspense. The following table sets forth the interest expense and Company contributions to the integrated ESOP and 401(k) Plan.

(In millions)
	2004	2003	2002
Interest expense incurred by the plan on ESOP debt	$0.0	$0.1	$0.1
Company contributions to integrated plan	$0.9	$1.0	$1.1

4. ACCRUED EXPENSES

Accrued expenses consisted of:

(In millions)
	2004	2003

Salaries, wages and commissions	$13.9	$11.5
Product warranty costs	7.1	5.4
Insurance	6.6	5.8
Employee benefits	2.1	2.1
Other	3.7	3.3
	$33.4	$28.1

5. INCOME TAXES

Income before income taxes consisted of:

(In millions)
	2004	2003	2002

Domestic	$48.1	$42.5	$45.3
Foreign	10.9	8.8	5.1
	$59.0	$51.3	$50.4

The income tax provision consisted of:

(In millions)
	2004	2003	2002

Currently payable:
Federal	$12.9	$9.3	$11.9
Foreign	5.0	3.0	2.9
State	1.8	1.4	2.8
Deferred:
Federal	1.8	2.1	1.4
Foreign	(0.7)	0.7	(0.8)
State	0.1	0.3	0.1
	$20.9	$16.8	$18.3

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In millions)
	2004	2003
Deferred tax assets:
Accrued expenses and reserves	$5.7	$5.1
Compensation and employee benefits	7.6	8.8
Other items	1.5	2.1
Total deferred tax assets	14.8	16.0

Deferred tax liabilities:
Accelerated depreciation on fixed assets	9.0	8.8
Other items	1.7	1.9
Total deferred tax liabilities	10.7	10.7

Net deferred tax assets	$4.1	$5.3

The portions of current and non-current deferred tax assets and liabilities were as follows:

(In millions)
	2004		2003

	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current	$10.6	$0.2	$9.7	$0.0
Non-current	4.2	10.5	6.3	10.7
	$14.8	$10.7	$16.0	$10.7

There was no valuation allowance for deferred tax assets required in 20042003 or 2003.2002.

The differences between the statutory and effective tax rates were as follows:

	2004	2003	2002

U.S. Federal statutory rate	35.0%	35.0%	35.0%

State income taxes, net of federal benefit	2.1	2.2	3.7
Extraterritorial income exclusion	(1.8)	(4.0)	(1.9)
R&D tax credits	(0.7)	(1.2)	(1.3)
Other items	0.9	0.8	0.7

Effective tax rate	35.5%	32.8%	36.2%

6. DEBT

Long-term debt consisted of:

(In millions)
	2004	2003

Insurance Company - - 6.31%, principal payments of $1.0 million due in annual installments, with a balloon payment of $10.0 in 2008 ($3.4 denominated in JPY at 1/01/05)	$13.3	$14.2
Capital Leases	1.8	2.2
	15.1	16.4
Less Current Maturities	(1.3)	(1.4)
	$13.8	$15.0

The following debt payments are expected to be paid:

(In millions)

	Total	Year 1	Year 2	Year 3	Year 4	Year 5
Debt	$13.3	$1.0	$1.0	$1.0	$10.3	$-
Capital Leases	1.8	0.3	0.3	0.3	0.3	0.6
	$15.1	$1.3	$1.3	$1.3	10.6	$0.6

On September 9, 2004, the Company entered into an unsecured, 60-month, $80.0 million revolving credit agreement (the “Agreement”). The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (EBITDA). The Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments. The Company had no outstanding borrowings under the Agreement at January 1, 2005.

The Company was in compliance with all debt covenants at all times in 2004 and 2003.

7. INTEREST RATE RISK

On September 24, 2003 the company entered into a fixed-to-variable interest rate swap to achieve a desired proportion of variable vs. fixed rate debt. The fixed-to-variable interest rate swap is accounted for as a fair value hedge, per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, with effectiveness assessed based on changes in the fair value of the underlying debt using incremental borrowing rates currently available on loans with similar terms and maturities. The effective gain or loss on the interest rate swap and that of the underlying debt are equal and offsetting resulting in no net effect to earnings. The fair value of this hedge instrument was $(0.1) million at January 1, 2005 and is recorded in other assets and other long-term liabilities.

The swap contract has a notional amount of $10 million and matures on November 10, 2008. Per the terms of the swap contract the company receives interest at a fixed rate of 6.31% and pays interest at a variable rate based on the three month LIBOR rate plus a spread. The average variable rate paid by the company in 2004 was 4.1%. The differential in interest rates on the swap is recognized as an adjustment of interest expense over the term of the agreement.

8. SHAREOWNERS' EQUITY

The Company had 22,041,332 shares of common stock (45,000,000 shares authorized, $.10 par value) outstanding at the end of 2004.

During 2004 and 2003, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased a total of 102,800 shares for $3.1 million and 380,294 shares for $9.8 million, respectively. Of these shares, 300,000 were repurchased from an officer of the Company in 2003. All repurchased shares were retired.

During 2004 and 2003, under terms of a Company stock option plan, participants delivered 21,312 shares for $0.7 million and 186,832 for $5.0 million shares of Company common stock as consideration for stock issued upon the exercise of stock options. Of these shares, 21,312 in 2004 and 163,776 in 2003 were from officers of the Company. In 2004 and 2003, the Company recorded a $2.4 million and a $5.1 million, respectively, reduction in its deferred tax liability and an increase to shareowners’ equity as a result of these exercises. The shares delivered to the Company were subsequently retired.
Accumulated other comprehensive gain (loss), consisting of the currency translation adjustment and the pension liability adjustment, was $15.7 million and $(2.2) million, respectively, at January 1, 2005, and $8.7 million and $(1.9) million, respectively, at January 3, 2004.

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)
	2004	2003	2002
Numerator:
Net Income	$38.1	$34.5	$32.2

Denominator:
Basic
Weighted-average common shares	22.0	21.6	21.6

Diluted
Effect of dilutive securities:

Employee and director incentive stock options and awards	1.1	1.0	1.1

Adjusted weighted-average common shares	23.1	22.6	22.7

Basic earnings per share	$1.73	$1.59	$1.48

Diluted earnings per share	$1.65	$1.52	$1.42

10. STOCK-BASED COMPENSATION

The Company has authorized the grant of options to purchase common stock of the Company to employees and non-employee directors of the Company and its subsidiaries under two fixed stock option plans. The plans and the original number of authorized shares available for grants are as follows:

Shares
1990 Non-Employee Director Stock Option Plan	240,000
Franklin Electric Co., Inc. Stock Option Plan	3,600,000

During 2004, all options outstanding under the 1990 Non-Employee Director Stock Option Plan were exercised. There are no further shares reserved for future awards under this plan.

Under each of the above plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and the options expire ten years after the date of the grant. Generally, options granted to non-employee directors vest 33 percent a year and become fully vested and exercisable after three years and options granted to employees vest 20 percent a year and become fully vested and exercisable after five years. Subject to the terms of the plans, in general, the aggregate option price and any applicable tax withholdings may be satisfied in cash or its equivalent, or by the plan participant’s delivery of shares of the Company’s common stock owned more than six months, having a fair market value at the time of exercise equal to the aggregate option price and/or the applicable tax withholdings.

A summary of the Company’s fixed stock option plans activity and related information for 2004, 2003 and 2002 follows:

	2004		2003		2002
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	2,533,800	$18.925	2,927,800	$16.060	3,324,600	$13.150

Granted	198,600	30.569	456,000	23.895	461,000	24.090
Exercised	(331,200)	13.663	(748,000)	10.425	(757,000)	7.855
Forfeited	-	-	(102,000)	21.230	(100,800)	18.480
Outstanding at end of year	2,401,200	$20.610	2,533,800	$18.925	2,927,800	$16.060

The following summarizes information about fixed stock options outstanding at January 1, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 1/1/05	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 1/1/05	Weighted-Average Exercise Price

$10.50 to 16.00	117,400	2.63 years	$12.42	117,400	$12.42
16.01 to 21.00	1,264,200	5.60	17.50	1,005,000	17.42
21.01 to 32.60	1,019,600	8.11	25.42	361,000	24.20

$10.50 to 32.60	2,401,200	6.52	$20.61	1,483,400	$18.68

During 2000, the Franklin Electric Co., Inc. Key Employee Performance Incentive Stock Plan (Incentive Plan) was established. Under the Incentive Plan, employees may be granted restricted shares of the Company’s common stock, vesting subject to the employees’ performance of certain goals. On December 20, 2004, 6,300 shares were awarded to non-executive employees under the Incentive Plan. No shares were awarded in 2003. At January 1, 2005, 393,700 shares were available for future awards.

On February 1, 2005, the Company terminated the 1988 Executive Stock Purchase Plan (1988 Purchase Plan). Prior to termination, there were 2,051,200 shares available for future awards and there were no outstanding loans to Company executives.

11. SEGMENT AND GEOGRAPHIC INFORMATION

Based on the management approach established by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”, the Company’s business consists of three operating segments based on the principal end market served: the water system segment, the industrial motor segment and the fueling system segment.

The water system segment designs, manufactures and sells motors, pumps, electronic controls and related parts and equipment primarily for use in submersible water and other fluid system applications. The industrial motor segment designs, manufactures and sells electric motors for various industrial applications primarily water and fueling system applications. The industrial motor segment integrates and sells electronic controls produced by the water segment. The fueling system segment designs, manufactures and sells pumps, electronic controls and related parts and equipment primarily for use in submersible fueling system applications. The fueling system segment integrates and sells motors and electronic controls produced by the water system segment.

Under SFAS No. 131’s aggregation criteria, the Company’s operating segments have been combined into a single reportable segment. As a result, there are no significant differences between reportable segment financial information and the Company’s consolidated results.

Net sales by product category, net of intercompany balances, is as follows:

	2004	2003	2002
Water systems	$333.5	$291.8	$296.2
Fueling systems	70.8	67.7	58.7
Total	$404.3	$359.5	$354.9

Geographical information

	Net Sales			Long-lived assests
	2004	2003	2002	2004	2003	2002
United States	$254.3	$230.6	$232.3	$48.5	$43.9	$47.8
Foreign	150.0	128.9	122.6	47.4	40.0	28.2
Total	$404.3	$359.5	$354.9	$95.9	$83.9	$76.0

ITT Industries, Inc., and its various subsidiaries and affiliates, accounted for 19.2 percent, 18.0 percent and 18.2 percent of the Company’s consolidated sales in 2004, 2003, and 2002, respectively. Pentair Corporation and its various subsidiaries and affiliates, accounted for 20.7 percent, of the Company’s consolidated sales in 2004. Sta-Rite Industries, Inc., formerly a subsidiary of Wisconsin Energy Corporation, accounted for 13.6 percent and 11.5 percent of the Company’s consolidated sales in 2003 and 2002, respectively. Sta-Rite Industries, Inc. was acquired by Pentair Corporation during 2004 and its sales have been included with Pentair’s sales for 2004.

12. RESTRUCTURING

The Company incurred $5.5 million of expenses during 2004 (included in “Restructuring Expense” on the income statement) related to its global manufacturing realignment program. The costs in 2004 were primarily severance, training, equipment transfers, travel, and employee relocations related to the ongoing ramp up of the Linares, Mexico facility and the consolidation of Motta di Livenza, Italy factory into other European factories and to the Fueling Systems consolidation. The Company will incur additional expenses throughout 2005 to transfer equipment and other related expenses. The operations performed in the closed facilities will be relocated to other Company facilities and consolidated. The global manufacturing realignment program is estimated to cost in total $10.0 million and is expected to be substantially complete by the end of 2005.

The components and use of the restructuring reserve is summarized below:

(in millions)	Severance Benefits:	Other

Balance January 3, 2004	$0.0	$0.0

Restructuring Expense	3.4	2.1

Cost Incurred	(3.1)	(2.1)

Balance January 1, 2005	$0.3	$0.0

13. CONTINGENCIES AND COMMITMENTS

The Company is defending various claims and legal actions, including environmental matters, which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be successfully defended or resolved without a material adverse effect on the Company’s financial position, results of operation, and net cash flows.

Total rent expense charged to operations for operating leases including contingent rentals was $3.4 million, $3.0 million and $2.7 million for 2004, 2003 and 2002, respectively. The future minimum rental payments for noncancellable operating leases as of January 1, 2005, are as follows: 2005, $3.0 million; 2006, $1.8 million; and 2007, $1.2 million. Rental commitments subsequent to 2007 are not significant by year, but aggregated are $4.5 million in total.

Below is a table that shows the activity in the warranty accrual accounts:

(In millions)
	2004	2003

Beginning Balance	$5.4	$5.3

Accruals related to product warranties	4.9	4.4
Reductions for payments made	3.2	4.3
Ending Balance	$7.1	$5.4

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial information for 2004 and 2003 is as follows:

(In millions, except per share amounts)

	Net Sales	Gross Profit	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2004

1st Quarter	$80.2	$23.6	$5.1	$0.23	$0.22
2nd Quarter	106.2	34.5	10.9	0.50	0.48
3rd Quarter	110.3	36.1	11.1	0.51	0.48
4th Quarter	107.6	36.0	11.0	0.50	0.47
	$404.3	$130.2	$38.1	$1.73	1.65
2003

1st Quarter	$69.8	$19.8	$4.0	$.18	$.18
2nd Quarter	93.8	29.0	9.4	.44	.42
3rd Quarter	99.7	30.8	10.5	.49	.46
4th Quarter	96.2	31.4	10.6	.48	.46
	$359.5	$111.0	$34.5	$1.59	$1.52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. (the “Company”) as of January 1, 2005 and January 3, 2004 and the related consolidated statements of income, shareowners’ equity and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. as of January 1, 2005 and January 3, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Chicago, Illinois
February 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited management’s assessment, included in the accompanying Statement of Management’s Responsibility for Financial Reporting and Management’s Report on Internal Control over Financial Reporting, that Franklin Electric Co., Inc. and consolidated subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2005 and our report dated February 10, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedule.

Chicago, Illinois
February 10, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

System of Internal Control over Financial Reporting:
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of January 1, 2005.

Report of Independent Registered Public Accounting Firm:
The consolidated financial statements and management’s assessment of the effectiveness of the Company’s internal control over financial reporting have been audited by Deloitte & Touche, an independent registered public accounting firm, and their report is presented on page 35-36.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2005, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT."

The information concerning Item 405 disclosures of delinquent Form 3,4 or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2005, under the heading of “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors is set forth in the Company’s Proxy Statement to the Annual Meeting of Shareholders to be held on April 29, 2005 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES.”

The Company’s board of directors has determined that Jerome D. Brady, Diana S. Ferguson, and Robert H. Little, the Audit Committee members, are “audit committee financial experts” as defined by Item 401(h) of Regulation’s S-K of the Exchange Act, and are “independent” within the meaning of Item 7 (d)(3)(iv) of schedule 14A of the Exchange Act.

In compliance with Section 406 of the Sarbanes-Oxley Act of 2002, the Company has adopted a code of business conduct and ethics for its directors, principal financial officer, controller, principal executive officer, and other employees. The Company has posted its code of ethics on the Company website at http://www.franklin-electric.com. The company will disclose any amendments to the Code and any waivers from the Code for directors and executive officers by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2005, under the headings of "INFORMATION ABOUT THE BOARD AND ITS COMMITTEES," "PERSONNEL AND COMPENSATION COMMITTEE REPORT," "SUMMARY COMPENSATION TABLE," "OPTION GRANTS IN 2004 FISCAL YEAR," "AGGREGATED OPTION EXCERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES”, "PENSION PLANS" and "AGREEMENTS," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2005, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2005, under the headings of “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and "AGREEMENTS," and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2005 under the heading “Principal Accountant Fees and Services”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Form 10-K Annual Report(page)

(a) 1. Financial Statements - Franklin Electric

Reports of Independent Registered Public Accounting Firm	35-36
Consolidated Statements of Income for the three years ended January 1, 2005	16
Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004	17-18
Consolidated Statements of Cash Flows for the three years ended January 1, 2005	19
Consolidated Statements of Shareowners' Equity for the three years ended January 1, 2005	20
Notes to Consolidated Financial Statements(including quarterly financial data)	21-34

2. Financial Statement Schedules - Franklin Electric

II. Valuation and Qualifying Accounts	39

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

3. Exhibits

See the Exhibit Index located on pages 41-42. Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years 2004, 2003 and 2002
(In millions)

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Other		Balance at end of period
Allowance for doubtful accounts:
2004	$1.9	$0.3	$0.0(A	)	$0.1(B	)	$2.3

2003	$1.9	$0.3	$0.3(A	)	$0.0		$1.9

2002	$1.7	$0.0	$0.2(A	)	$0.4(B	)	$1.9

NOTES:

(A)	Uncollectible accounts written off, net of recoveries.
(B)	Allowance for doubtful accounts related to accounts receivable of acquired companies at date of acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Electric Co., Inc.

/s/ R. SCOTT TRUMBULL
R. Scott Trumbull
Chairman of the Board and Chief
Date: February 11, 2005	Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 11, 2005.

/s/ R. SCOTT TRUMBULL	Chairman of the Board and Chief
R. Scott Trumbull	Executive Officer (Principal
Executive Officer)

/s/ GREGG C. SENGSTACK	Senior Vice President, Chief
Gregg C. Sengstack	Financial Officer and Secretary
(Principal Financial and Accounting
Officer)

/s/ JEROME D. BRADY
Jerome D. Brady	Director

/s/ DIANA S. FERGUSON
Diana S. Ferguson	Director

/s/ ROBERT H. LITTLE
Robert H. Little	Director

/s/ DAVID A. ROBERTS
David A. Roberts	Director

/s/ DONALD J. SCHNEIDER
Donald J. Schneider	Director

/s/ HOWARD B. WITT
Howard B. Witt	Director

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated herein by reference to the Company's Form 10-Q for the quarter ended July 3, 2004)

3.2	By-Laws of Franklin Electric Co., Inc. as amended July 23, 2004 (incorporated herein by reference to the Company’s Form 10-Q for the quarter ended July 3, 2004)

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

10.3	1990 Franklin Electric Non-Employee Director Stock Option Plan (incorporated herein by reference to the Company's 1991 Proxy Statement for the Annual Meeting on April 19, 1991)*

10.4	2003 Franklin Electric Co., Inc. Stock Option Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-K for the fiscal year ended January 3, 2004)*

10.5
Amended & Restated Franklin Electric Co., Inc. Performance Incentive Stock Plan (incorporated herein by reference to the Company’s 2003 Proxy Statement for the Annual Meeting held on April 25, 2003, and included as Appendix 3 to the Proxy Statement)*

10.6
Franklin Electric Co., Inc. Non-employee Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10-K for the fiscal year ended December 30, 2000)*

10.7	Amended and Restated Franklin Electric Co., Inc. Pension Restoration Plan (incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10-K for the fiscal year ended December 29, 2001)*

10.8
Employment Agreement dated December 3, 2002 between the Company and Scott Trumbull (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended December 28, 2002)*

10.9
Employment Agreement dated October 23, 1995 between the Company and Jess B. Ford (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-K for the fiscal year ended December 30, 1995)*

10.10
Amended Employment Agreement dated December 20, 2002 between the Company and Gregg C. Sengstack (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-K for the fiscal year ended December 28, 2002)*

10.11
$80,000,000 Credit Agreement dated as of September 9, 2004 between the Company and Bank One, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ended October 2, 2004)

10.12
Amended and Restated Note Purchase and Private Shelf Agreement dated September 9, 2004 between the Company and the Prudential Insurance Company of America (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended October 2, 2004)

10.13
Consulting Agreement dated January 31, 2003 between the Company and William H. Lawson (incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended December 28, 2002)*

10.14	Managing Director Service Contract dated August 1, 2003 between Franklin Electric Europa GmbH and Mr. Peter-Christian Maske*

10.15
Confidentiality and Non-Compete Agreement dated February 11, 2005 between the Company and R. Scott Trumbull, Gregg C. Sengstack, Daniel J. Crose, Donald R. Hobbs, Thomas A. Miller, Kirk M. Nevins, Robert J. Stone, and Gary Ward*

10.16	Consulting Agreement dated February 11, 2005 between the Company and Jess B. Ford*

10.17	Executive Officer Annual Incentive Cash Bonus Program*

10.18	Form of Non-Qualified Stock Option Agreement for Non-Director Employees*

10.19	Form of Non-Qualified Stock Option Agreement for Director Employees*

21	Subsidiaries of the Registrant

23	Independent Registered Public Accounting Firm’s Consent

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Forward-Looking Statements

* Management contract or compensatory plan or arrangement