Form 10-K/A
period 2005-01-05
FRANKLIN ELECTRIC CO INC
filed 2005-02-17
CIK 38725

UNITED STATS SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

22,041,332 shares

Explanatory Note

This amendment is being filed for the sole purpose of adding the name of the Registrant's independent registered public accounting firm, Deloitte & Touche LLP, to (i) its audit report with respect to the Registrant's consolidated financial statements and  (ii) its attestation report with respect to management's assessment of the Registrant's internal control over financial reporting.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment sets forth the complete text of "Item 8, Financial Statements and Supplementary Data" and includes new Exhibits 31.1, 31.2, 32.1 and 32.2 relating to the certifications of the Registrant's chief executive officer and its chief financial officer.   The Registrant's consolidated financial statements, as included herein, are identical to the consolidated financial statements set forth in the Registrant's original Form 10-K filing on February 14, 2005.

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

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
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

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
February 10, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Electric Co., Inc.

/s/ R. SCOTT TRUMBULL
R. Scott Trumbull
Chairman of the Board and Chief
Date: February 16, 2005	Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2005.

/s/ R. SCOTT TRUMBULL	Chairman of the Board and Chief
R. Scott Trumbull	Executive Officer (Principal
Executive Officer)

/s/ GREGG C. SENGSTACK	Senior Vice President, Chief
Gregg C. Sengstack	Financial Officer and Secretary
(Principal Financial and Accounting
Officer)

/s/ JEROME D. BRADY
Jerome D. Brady	Director

/s/ DIANA S. FERGUSON
Diana S. Ferguson	Director

/s/ ROBERT H. LITTLE
Robert H. Little	Director

/s/ DAVID A. ROBERTS
David A. Roberts	Director

/s/ DONALD J. SCHNEIDER
Donald J. Schneider	Director

/s/ HOWARD B. WITT
Howard B. Witt	Director

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)
FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002