Form 10-Q
period 2005-04-02
FRANKLIN ELECTRIC CO INC
filed 2005-05-06
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 0-362

FRANKLIN ELECTRIC CO., INC.
(Exact name of registrant as specified in its charter)

Indiana	35-0827455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 East Spring Street
Bluffton, Indiana	46714
(Address of principal executive offices)	(Zip Code)

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 1, 2005
$.10 par value	22,220,180 shares

FRANKLIN ELECTRIC CO., INC.

Index

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of April 2, 2005 and January 1, 2005	3

	Condensed Consolidated Statements of Income for the First Quarter Ended April 2, 2005 and April 3, 2004	4

	Condensed Consolidated Statements Of Cash Flows for the First Quarter Ended April 2, 2005 and April 3, 2004	5

	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13-14

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 4.	Submission of Matters to a Vote of Security Holders	14-15

Item 6.	Exhibits	15

Signatures		16

Exhibits		17-37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	April, 2	January 1,
	2005	2005
ASSETS
Current assets:
Cash and equivalents	$23,064	$50,604
Investments	18,011	-
Receivables, less allowances of $2,259 and $2,281 respectively	35,299	39,312
Inventories	79,172	62,442
Other current assets (including deferred income taxes of $10,655 and $10,391 respectively	14,402	13,784
Total current assets	169,948	166,142
Property, plant and equipment, net	91,674	95,924
Deferred and other assets	13,594	14,010
Goodwill	56,555	57,397
Total assets	$331,771	$333,473

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$1,290	$1,304
Accounts payable	18,083	16,594
Accrued expenses	28,529	33,354
Income taxes	998	3,193
Total current liabilities	48,900	54,445

Long-term debt	13,626	13,752
Deferred income taxes	7,154	6,304
Employee benefit plan obligations	18,178	18,801
Other long-term liabilities	5,740	5,838

Shareowners' equity:
Common shares (45,000 shares authorized, $.10 par value)
outstanding (22,220 and 22,041, respectively)	2,222	2,204
Additional capital	58,490	52,743
Retained earnings	168,495	166,557
Loan to ESOP Trust	(432)	(665)
Accumulated other comprehensive income	9,398	13,494
Total shareowners' equity	238,173	234,333

Total liabilities and shareowners' equity	$331,771	$333,473

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)

	First Quarter Ended
	April 2,	April 3,
	2005	2004

Net sales	$82,434	$80,207

Cost of sales	56,955	56,587

Gross profit	25,479	23,620

Selling and administrative expenses	16,272	14,978

Restructuring expense	205	565

Operating income	9,002	8,077

Interest expense	(172)	(106)
Other income, net	151	18
Foreign exchange income/(loss)	11	(50)

Income before income taxes	8,992	7,939

Income taxes	3,181	2,818

Net income	$5,811	$5,121

Per share data:

Basic Earnings per Share	$.26	$.23

Diluted Earnings per Share	$.25	$.22

Dividends per common share	$.08	$.07

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	First Quarter Ended
	April 2,	April 3,
	2005	2004
Cash flows from operating activities:
Net income	$5,811	$5,121
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization.	3,944	3,878
Deferred income taxes	849	-
Loss on disposals of plant and equipment	28	7
Changes in assets and liabilities:
Receivables	3,337	(3,988)
Inventories	(18,297)	(12,987)
Accounts payable and other accrued expenses	(2,657)	1,089
Employee benefit plan obligations	(324)	(4,264)
Other, net	(827)	(146)
Net cash flows from operating activities	(8,136)	(11,290)

Cash flows from investing activities:
Additions to plant and equipment	(2,145)	(3,956)
Proceeds from sale of plant and equipment	1,023	-
Additions to deferred assets	(3)	(1)
Cash paid for securities	(60,000)	-
Proceeds from sale of securities	41,989	-
Net cash flows from investing activities	(19,136)	(3,957)

Cash flows from financing activities:
Repayment of long-term debt	(72)	(347)
Proceeds from issuance of common stock	3,710	2,187
Purchases of common stock	(2,110)	(2,208)
Reduction of loan to ESOP Trust	233	232
Dividends paid	(1,768)	(1,538)
Net cash flows from financing activities	(7)	(1,674)

Effect of exchange rate changes on cash	(261)	(376)
Net change in cash and equivalents	(27,540)	(17,297)
Cash and equivalents at beginning of period	50,604	29,962
Cash and equivalents at end of period	$23,064	$12,665

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all accounting entries and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Prior year amounts are reclassified when necessary to conform to current year presentation. Operating results for the first quarter ended April 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended January 1, 2005.

Note 2: Current Investments

As of April 2, 2005 the Company held $18 million of current investments consisting of auction rate municipal bonds classified as available-for-sale securities and titled “Investments” in the current balance sheet. The Company has not had an investment in these securities prior to the first quarter of 2005. Investments in these securities are recorded at cost, which approximates fair market value due to the variable interest rates, which typically reset every 7 to 35 days.  While the underlying municipal bonds have stated contractual maturities which may be long-term, the Company has the ability to quickly liquidate these securities. As a result, there were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these current investments. All income generated from these current investments was recorded as interest income. The purchase and sale of these securities has been included under the investing section of the cash flow statement.

Note 3: Inventories

Inventories consist of the following:

(In millions)	April 2,	January 1,
	2005	2005
Raw Materials	$24.2	$25.3
Work in Process	6.8	7.9
Finished Goods	64.4	44.9
LIFO Reserve	(16.2)	(15.7)
Total Inventory	$79.2	$62.4

Note 4: Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:

(In millions)	April 2,	January 1,
	2005	2005
Land and Building	$51.0	$52.8
Machinery and Equipment	162.6	164.0
	213.6	216.8
Allowance for Depreciation	(121.9)	(120.9)
	$91.7	$95.9

Note 5: Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill and intangible assets for impairment on an annual basis, or more frequently if circumstances warrant. During the fourth quarter of 2004, the Company performed its annual impairment testing and it was determined that no impairment exists.

The carrying amount of the Company’s intangible assets, which is included in deferred and other assets, and goodwill include:

	April 2,	Jan 1,
(In millions)	2005	2005

Amortized intangibles
Patents	$3.5	$3.5
Supply agreements	10.2	10.4
Other	1.7	1.7
Accumulated amortization	(9.4)	(9.3)
Total	$6.0	$6.3

Goodwill	$56.6	$57.4

Changes in the carrying amount of goodwill reflect foreign currency fluctuations.

Amortization expense related to intangible assets for the first quarter ended April 2, 2005 and April 3, 2004, was $0.4 and $0.5 million respectively.

During the first fiscal quarter, there has been no change in the projected amortization expense for each of the five succeeding years, as reported in the Company’s annual report on Form 10-K for the year ended January 1, 2005.

Note 6: Employee Benefits

The following table sets forth aggregated net domestic periodic benefit cost:

(In millions)
	Pension Benefits
	First Quarter Ended
	April 2,	April 3,
	2005	2004
Service cost	$1.1	$1.1
Interest cost	1.8	1.9
Expected return on assets	(2.5)	(2.7)
Amortization of unrecognized:
obligation/(asset)	-	-
Prior service cost	0.3	0.4

Net periodic benefit cost	0.7	0.7
Settlement cost	0.1	0.1
Total benefit cost	$0.8	$0.8

	Other Benefits
	First Quarter Ended
	April 2,	April 3,
	2005	2004
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Amortization of unrecognized:
obligation/(asset)	0.1	0.1
Prior service costs	0.1	-
Loss/(Gain)	-	-

Net periodic benefit cost	0.5	0.4

Total benefit cost	$0.5	$0.4

The Company previously disclosed in its financial statements for the year ended January 1, 2005, that it expected to contribute $3.4 million in 2005 to the plans. As of April 2, 2005 the Company has made contributions of $1.4 million and expects to make additional contributions of $2.6 million in 2005.

Note 7: Tax Rates

The effective tax rate on income before income taxes in 2005 and 2004 varies from the United States statutory rate of 35 percent primarily due to the foreign income exclusion and R & D credits and to the effects of state and foreign income taxes net of federal tax benefits.

Note 8: Shareowners' Equity

The Company had 22,220,180 shares of common stock (45,000,000 shares authorized, $.10 par value) outstanding as of April 2, 2005.

For year to date 2005, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company has repurchased a total of 54,400 shares for $2.1 million. All repurchased shares were retired.

Note 9: Earnings Per Share

Following is the computation of basic and diluted earnings per share:

(In millions, except	First Quarter Ended
per share amounts)	April 2,	April 3,
	2005	2004
Numerator:
Net Income	$5.8	$5.1

Denominator:

Basic
Weighted average common shares	22.1	21.9

Diluted
Effect of dilutive securities:

Employee and director incentive stock options and awards	1.1	0.9

Adjusted weighted average common shares	23.2	22.8

Basic earnings per share	$.26	$.23

Diluted earnings per share	$.25	$.22

Note 10: Other Comprehensive Income

Comprehensive income is as follows:

(In millions)	First Quarter Ended
	April 2,	April 3,
	2005	2004
Net income	$5.8	$5.1
Other comprehensive loss:
Foreign currency translation adjustments	(4.1)	(2.5)
Comprehensive income, net of tax	$1.7	$2.6

Accumulated other comprehensive income consists of the following:

(In millions)	April 3,	January 1,
	2005	2005
Cumulative translation adjustment	$11.6	$15.7
Minimum pension liability adjustment, net of tax	(2.2)	(2.2)
	$9.4	$13.5

Note 11: Warranty

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

Below is a table that shows the activity in the warranty accrual accounts:

(In millions)	First Quarter Ended
	April 2,	April 3,
	2005	2004
Beginning Balance	$7.1	$5.4
Accruals related to product warranties	0.7	1.1
Reductions for payments made	(1.5)	(1.0)
Ending Balance	$6.3	$5.5

Note 12: Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the stock at date of grant. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," and amended by SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123," the Company follows the disclosure requirements only of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

(In millions, except	First Quarter Ended
per share amounts)	April 2,	April 3,
	2005	2004
Net income	$5.8	$5.1
Deduct: Stock-based employee compensation cost, net of income tax	(0.5)	(0.4)
Pro forma net income	$5.3	$4.7
Earnings per share:
Basic — as reported	$.26	$.23
Basic — pro forma	$.24	$.21
Diluted — as reported	$.25	$.22
Diluted — pro forma	$.23	$.20
On December 16, 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”, that requires compensation costs related to share-based payment transactions be recognized in the financial statements. With minor exceptions, the amount of compensation costs will be measured based on the grant-date fair value of the equity or liability instruments issued, over the period that the employee provides service in exchange for the award. In addition liability awards will be re-measured each reporting period. This pronouncement is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The impact on the Company’s results of operations or financial position as of the adoption of this pronouncement is not expected to be materially different from the pro-forma results.

Note 13: Restructuring

The Company incurred $0.2 million of expenses during the first quarter of 2005 (included as "Restructuring expense" on the income statement) related to its Global Manufacturing Realignment Program. The costs in the first quarter were primarily equipment transfers, travel, and employee relocations related to the consolidation of the Company's Motta di Livenza, Italy factory into other European factories and to the ramp-up of production at the Linares, Mexico four inch motor manufacturing plant. The Company will incur additional severance expenses as well as costs to transfer equipment and other related expenses. As previously disclosed, the Program is estimated to cost in total $10.0 million pre-tax and is expected to be substantially complete by the end of third quarter 2005.

The components and use of the restructuring reserve is summarized below:

(In millions)
	Severance
	Benefits:	Other:
Balance January 1, 2005	$0.3	$0.0
Restructuring Expense	0.0	0.2
Costs Incurred	(0.3)	(0.2)
Balance April 2, 2005	$0.0	$0.0

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

Sales and earnings for the first quarter of 2005 were up from the same quarter of 2004. The increase in sales is attributable to the impact of changes in the discount programs, price increases, improved mix of direct sales to distributors and foreign exchange rate changes. Prior year first quarter sales and earnings were up from the same quarter of 2003. The prior year’s increase in sales is attributable to the impact of foreign exchange rate changes and an improvement in sales of submersible motors for water well and fueling applications and related products, and international product sales. Earnings improved in the first quarter of 2005 and 2004 primarily due to the increased sales. Increased earnings were partially offset in both quarters by increased commodity prices and expenses associated with the Company’s Global Manufacturing Realignment Program. This Program, when substantially complete by the third quarter of 2005, will result in the transfer of a significant amount of production to lower cost regions of the world as well as a consolidation of certain manufacturing operations. The Company projects it will incur approximately $10 million of pre-tax restructuring expenses as this Program is implemented between the first quarter of 2004 and the fourth quarter of 2005. These expenses primarily include: severance, relocation, and the movement of equipment. These expenses will be identified quarterly during the implementation period and reflected as “Restructuring expense” in our income statement. Included in the results for the first quarter of 2005 and 2004 are restructuring expenses of $0.2 and $0.6 million pre-tax, respectively.

Results of Operations

Net sales for the first quarter of 2005 were $82.4 million, an increase of $2.2 million or 3 percent from 2004 first quarter net sales of $80.2 million. Foreign currencies, particularly the euro and the Rand, strengthened relative to the U.S. dollar compared to the first quarter of 2004. The impact of the changes in exchange rates was a $1.5 million increase in the Company’s reported 2005 sales. Excluding the impact of changes in foreign currencies, net sales increased $0.7 million or 1 percent. The impact of previously announced price increases and changes in the customer discount programs which were necessary due to significant increased costs for certain commodities used in the manufacture of the electric motors, primarily steel and copper, resulted in an increase of about 13 percent for the first quarter of 2005. The increase from pricing changes was offset by volume decreases of small and large submersible motor products to North American customers of about 10 percent and lower demand by European customers of about 3 percent (when comparing both quarters at the current year exchange rate). The decrease in unit volumes occurred because our major OEM customers liquidated inventories of motors purchased from us last year ahead of our announced changes to sales discount programs and price increases. Sales related to the acquisition of certain assets of JBD, Inc. resulted in a year over year increase of about 5 percent for the first quarter of 2005. Fueling systems product sales decreased 7 percent compared to the first quarter of 2004 as a large 2004 first quarter order was not repeated.

Net sales for the first quarter of 2004 were $80.2 million, an increase of $10.4 million or 15 percent from 2003 first quarter net sales of $69.8 million. Foreign currencies, particularly the euro, strengthened relative to the U.S. dollar compared to the first quarter of 2003. The impact of the changes in exchange rates was a $3.7 million increase in the Company’s reported 2004 sales. Excluding the impact of changes in foreign currencies, net sales increased $6.7 million or 10 percent. The sales increase of $6.7 million relates primarily to increased sales of small and large submersible motor products to North American customers of about 6 percent and higher demand by European customers of about 2 percent (when comparing both quarters at the current year exchange rate). Sales of fueling systems motors and related products increased about 3 percent during the first quarter of 2004 from the first quarter of 2003. Fueling systems motors and related products have increased primarily due to increased demand from service station equipment suppliers for submersible motors and monitoring equipment.

Cost of sales as a percent of net sales for the first quarter of 2005 was 69.1 percent, down from the first quarter of 2004 of 70.6 percent. Cost of sales as a percent of net sales decreased primarily as a result of the increased sales. Cost of sales as a percent of net sales for the first quarter of 2004 was 70.6 percent, down from the first quarter of 2003 of 71.8 percent. Cost of sales as a percent of net sales decreased primarily as a result of the increased sales. The decrease in costs of sales as a percent of net sales during the first quarter of 2005 and 2004 was partially offset by increased costs for certain commodities used in the manufacture of the electric motors, primarily steel and copper.

Selling and administrative (“SG&A”) expenses at $16.3 million for the first quarter of 2005 were up $1.3 million or 9 percent from the first quarter of 2004 of $15.0 million. The increase of SG&A expenses in the first quarter of 2005 from the same period for 2004 due to the effect of changes in the foreign exchange rate was $0.2 million. The Company also incurred additional SG&A costs related to its Water Systems Distribution Channel initiative, and the acquisition of the pump manufacturer. SG&A expenses at $15.0 million for the first quarter of 2004 were up $1.1 million or 8 percent from the first quarter of 2003 of $13.9 million. The increase of SG&A expenses in the first quarter of 2004 from the same period for 2003 was primarily due to the effect of changes in the foreign exchange rate, $0.4 million. The Company also incurred additional SG&A costs in 2004 for the launch of new electronic products related to submersible motors, approximately $0.2 million, higher commissions related to the increased sales, approximately $0.2 million and costs of compliance procedures associated with the Sarbanes-Oxley Act.

Interest expense for the first quarter of 2005 of $0.2 million is $0.1 million higher than the prior year of $0.1 million due to higher rates. The first quarter interest expense of 2004 was $0.1 million which was $0.2 million less than the same period of 2003 due primarily to lower outstanding debt.

Foreign currency-based transactions resulted in a slight gain for the first quarter 2005 results. Foreign currency-based transactions produced a loss for the first quarter of 2004 of $0.1 million compared to a gain of $0.5 million for the first quarter of 2003.

The provision for income taxes for the first quarter of 2005 is $3.2 million. The effective tax rate for 2005 is projected at 35.4 percent, about the same as the prior year rate of 35.5 percent. The effective tax rate differs from the United States statutory rate of 35 percent, due to the foreign income exclusion and R&D credits and to the effects of state and foreign income taxes, net of federal tax benefits.

Net income for the first quarter of 2005 was $5.8 million, or $0.25 per diluted share, compared to the first quarter of 2004 net income of $5.1 million, or $0.22 per diluted share.

Capital Resources and Liquidity

Operating activities consumed approximately $8.1 million of cash during the first quarter of 2005 compared to cash consumed during the first quarter of 2004 of $11.3 million. The operating cash flow used in the first quarter of 2005 is primarily related to an increase in inventory, about $18.3 million. Inventories increased primarily in finished goods as the Company’s sales are generally lower during the first quarter of the year.

The primary sources and uses of cash for investing activities for the first quarter of 2005 were for the buying and selling of short term investment securities (See footnote for further discussion of these securities). The primary uses of cash for the first quarter of 2004 were additions to property, plant and equipment of $4.0 million. Additions during the first quarter of 2004 were primarily related to the building additions included in the Global Manufacturing Realignment Program.

Net cash flows from financing activities during the first quarters of 2005 and 2004 were $0.0 million and $1.7 million, respectively. The principal uses of cash during 2005 and 2004 were for purchases of Company common stock under the Company’s repurchase program and the payment of dividends. The principal source of cash from financing activities during 2005 and 2004 was from the issuance of common stock related to the exercise of stock options.

Cash and equivalents at the end of the first quarters of 2005 and 2004 were $23.1 million and $12.7 million, respectively.

In September 2004, the Company entered into an unsecured, 60 month $80.0 million revolving credit agreement (the “Agreement”). The Agreement includes a facility fee of one-tenth of one percent on the committed amount. As of April 2, 2005, the Company had no outstanding borrowings under the agreement.

During the first fiscal quarter, there has been no significant change in the Company’s current commitments, as reported in its annual report on Form 10-K for the year ended January 1, 2005.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, accounts receivable, inventories, recoverability of long-lived assets, intangible assets, income taxes, warranty obligations, pensions and other employee benefit plan obligations, and contingencies. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Certain liabilities have also been adjusted based on the announced change in distribution channels. Actual results may differ from these estimates under different assumptions or conditions.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995
Any forward-looking statements contained herein involve risks and uncertainties, including, but not limited to, general economic and currency conditions, various conditions specific to the Company's business and industry, market demand, competitive factors, changes in distribution channels, supply constraints, technology factors, litigation, government and regulatory actions, the Company's accounting policies, future trends, and other risks which are described in detail in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. These risks and uncertainties may cause actual results to differ materially from those indicated by the forward-looking statements.

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

During the first fiscal quarter there have been no changes in the Company's internal control over financial reporting that have materially affected or that are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Equity Securities

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as	that May Yet be
	Of Shares	Price Paid	Part of Publicly	Purchased Under
	Purchased	per Share	Announced Plan	the Plan
Period
Jan 2, 2005
Feb 5, 2005	-	$-	-	827,412

Feb 6, 2005
Mar 5, 2005	-	-	-	1,000,000

Mar 6, 2005
Apr 2, 2005	54,400	$38.8044	54,400	945,600

Total	54,400		54,400

On February 16, 2001, the Company’s Board of Directors unanimously approved a resolution to repurchase 2,000,000 shares.  The plan was announced in the Company’s 10-Q for the third quarter ending September 29, 2001.  There is no expiration date for the plan.

On February 11, 2005, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 827,412 to 1,000,000 shares.

Item 4. Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Shareholders of the Company was held on April 29, 2005 to: 1) Elect two directors for terms expiring at the 2008 Annual Meeting of Shareholders; 2) Approve the amendment and restatement of the Franklin Electric Co., Inc. Performance Incentive Stock Plan; and 3) Ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2005 fiscal year.

All of the matters submitted to a vote of shareholders were approved, as shown by the following voting results.

1) Nominees for Director	For	Withhold Authority

David A. Roberts	20,736,636	309,026
Howard B. Witt	20,637,925	407,737

2) Approve aforementioned amendment and restatement of the Franklin Electric Co., Inc. Performance Incentive Stock Plan.

For	Against	Abstain	Broker Non-votes
14,497,207	1,541,247	2,506,074	2,501,134

3) Ratification of Deloitte & Touche LLP

For	Against	Abstain	Broker Non-votes
20,898,361	115,569	31,732	0

Total shares represented at the Annual Meeting in person or by proxy were 21,045,662 of a total of 22,136,192 shares outstanding. This represented 95.1 percent of Company common stock and constituted a quorum.

Item 6. Exhibits

See the Exhibit Index located on page 17. Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date May 6, 2005	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date May 6, 2005	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED APRIL 2, 2005

Number	Description

10.1	Form of Non-Qualified Stock Option Agreement for Non-Director Employees*

10.2	Form of Non-Qualified Stock Option Agreement for Director Employees*

10.3	Form of Restricted Stock Agreement for Non-Director Employees*

10.4	Form of Restricted Stock Agreement for Director Employees*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

* Management contract or compensatory plan or arrangement