Form 10-Q
period 2005-07-02
FRANKLIN ELECTRIC CO INC
filed 2005-07-27
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________
FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 2, 2005
$.10 par value	21,999,972 shares

FRANKLIN ELECTRIC CO., INC.

Index

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of July 2, 2005 and January 1, 2005	3

	Condensed Consolidated Statements of Income for the Second Quarter and Six Months Ended July 2, 2005 and July 3, 2004	4

	Condensed Consolidated Statements Of Cash Flows for the Six Months Ended July 2, 2005 and July 3, 2004	5

	Notes to Condensed Consolidated Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13-14

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6.	Exhibits	14

Signatures		15

Exhibits		16-20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	July 2,	January 1,
	2005	2005
ASSETS
Current assets:
Cash and equivalents	$25,480	$50,604
Investments	15,525	-
Receivables, less allowances of $2,170 and $2,281, respectively	47,249	39,312
Inventories	75,772	62,442
Other current assets (including deferred income taxes of $10,887 and $10,391, respectively)	14,378	13,784
Total current assets	178,404	166,142
Property, plant and equipment, net	89,492	95,924
Deferred and other assets	13,834	14,010
Goodwill	55,354	57,397
Total assets	$337,084	$333,473

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$1,269	$1,304
Accounts payable	17,603	16,594
Accrued expenses	33,915	33,354
Income taxes	4,405	3,193
Total current liabilities	57,192	54,445

Long-term debt	13,271	13,752
Deferred income taxes	6,998	6,304
Employee benefit plan obligations	18,467	18,801
Other long-term liabilities	5,770	5,838

Shareowners' equity:
Common shares (45,000 shares authorized, $.10 par value)
outstanding (22,000 and 22,041, respectively)	2,200	2,204
Additional capital	60,105	52,743
Retained earnings	169,658	166,557
Loan to ESOP Trust	(432)	(665)
Accumulated other comprehensive income	3,855	13,494
Total shareowners' equity	235,386	234,333

Total liabilities and shareowners' equity	$337,084	$333,473

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)

	Second Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net sales	$123,537	$106,144	$205,971	$186,351

Cost of sales	82,117	71,632	139,072	128,219

Gross profit	41,420	34,512	66,899	58,132

Selling and administrative expenses	19,976	16,003	36,248	30,981

Restructuring expense	505	1,387	710	1,952

Operating income	20,939	17,122	29,941	25,199

Interest expense	(183)	(93)	(355)	(199)
Other income, net	190	10	341	28
Foreign exchange loss	(43)	(174)	(32)	(224)

Income before income taxes	20,903	16,865	29,895	24,804

Income taxes	7,358	5,987	10,539	8,805

Net income	$13,545	$10,878	$19,356	$15,999

Per share data:

Basic Earnings per Share	$.61	$.50	$.88	$.73

Diluted Earnings per Share	$.59	$.48	$.84	$.70

Dividends per common share	$.10	$.08	$.18	$.15

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended
	July 2,	July 3,
	2005	2004
Cash flows from operating activities:
Net income	$19,356	$15,999
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,783	7,758
Deferred income taxes	694	-
Loss on disposals of plant and equipment	51	7
Changes in assets and liabilities:
Receivables	(9,244)	(8,163)
Inventories	(16,879)	(12,904)
Accounts payable and other accrued expenses	6,879	12,258
Employee benefit plan obligations	451	(3,713)
Other, net	(234)	1,173
Net cash flows from operating activities	8,857	12,415

Cash flows from investing activities:
Additions to plant and equipment	(5,569)	(10,110)
Proceeds from sale of plant and equipment	1,048	-
Additions to deferred and other assets	(1,005)	(5)
Cash paid for securities	(93,500)	-
Proceeds from sale of securities	77,975	-
Net cash flows from investing activities	(21,051)	(10,115)

Cash flows from financing activities:
Repayment of long-term debt	(142)	(414)
Proceeds from issuance of common stock	4,356	3,034
Purchases of common stock	(12,318)	(3,091)
Reduction of loan to ESOP Trust	233	232
Dividends paid	(3,970)	(3,296)
Net cash flows from financing activities	(11,841)	(3,535)

Effect of exchange rate changes on cash	(1,089)	121
Net change in cash and equivalents	(25,124)	(1,114)
Cash and equivalents at beginning of period	50,604	29,962
Cash and equivalents at end of period	$25,480	$28,848

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all accounting entries and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Prior year amounts are reclassified when necessary to conform to current year presentation. Operating results for the second quarter ended July 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended January 1, 2005.

Note 2: Current Investments

As of July 2, 2005 the Company held $15.5 million of current investments consisting of auction rate municipal bonds classified as available-for-sale securities and titled “Investments” in the current balance sheet. Investments in these securities are recorded at cost, which approximates fair market value due to the variable interest rates, which typically resets every 7 to 35 days.  While the underlying municipal bonds have stated contractual maturities which may be long-term, the Company has the ability to quickly liquidate these securities. As a result, there were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these current investments. All income generated from these current investments was recorded as other income, net. The purchase and sale of these securities has been included under the Investing Activities section of the cash flow statement.

Note 3: Inventories

Inventories consist of the following:

(In millions)	July 2,	January 1,
	2005	2005
Raw Materials	$25.1	$25.3
Work in Process	6.6	7.9
Finished Goods	61.0	44.9
LIFO Reserve	(16.9)	(15.7)
Total Inventory	$75.8	$62.4

Note 4: Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:

(In millions)	July 2,	January 1,
	2005	2005
Land and Building	$48.4	$52.8
Machinery and Equipment	159.5	164.0
	207.9	216.8
Allowance for Depreciation	(119.2)	(120.9)

Other - Held for Sale	0.8	-

	$89.5	$95.9

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

The carrying amount of the Company’s intangible assets, which is included in deferred and other assets, and goodwill include:

	July 2,	Jan 1,
(In millions)	2005	2005

Amortized intangibles
Patents	$3.5	$3.5
Supply agreements	10.0	10.4
Other	2.6	1.7
Accumulated amortization	(9.5)	(9.3)
Total	$6.6	$6.3

Goodwill	$55.4	$57.4

In the second quarter, the Company recorded $1.0 million as an intangible asset when it entered into an agreement to purchase certain pump designs and intellectual property from a third party.

Other changes in the carrying amount of intangibles and goodwill reflect foreign currency fluctuations.

Amortization expense related to intangible assets for the six months ended July 2, 2005 and July 3, 2004, was $0.7 and $1.1 million respectively.

During the second fiscal quarter, there has been no material change in the projected amortization expense for each of the five succeeding years, as reported in the Company’s annual report on Form 10-K for the year ended January 1, 2005.

Note 6: Employee Benefits

The following table sets forth aggregated net periodic benefit cost:

(In millions)
	Pension Benefits		Pension Benefits
	Second Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Service cost	$0.9	$0.8	$2.0	$1.9
Interest cost	2.1	1.9	3.9	3.8
Expected return on assets	(2.8)	(2.6)	(5.3)	(5.3)
Amortization of unrecognized:
(Gain)/Loss	0.1	-	0.1	-
Prior service cost	0.5	0.3	0.8	0.7

Net periodic benefit cost	0.8	0.4	1.5	1.1
Settlement cost	-	-	0.1	0.1
Total benefit cost	$0.8	$0.4	$1.6	$1.2

	Other Benefits		Other Benefits
	Second Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.2	0.4	0.4
Amortization of unrecognized:
obligation/(asset)	0.2	0.1	0.3	0.2
Prior service costs	0.0	0.1	0.1	0.1
Loss/(Gain)	0.1	0.1	0.1	0.1

Net periodic benefit cost	0.6	0.6	1.1	1.0

Total benefit cost	$0.6	$0.6	$1.1	$1.0

As of July 2, 2005 the Company has made contributions to the plans of $2.3 million and expects to make additional contributions of $0.9 million in 2005.

Note 7: Tax Rates

The effective tax rate on income before income taxes in 2005 and 2004 varies from the United States statutory rate of 35 percent primarily due to the foreign income exclusion and R & D credits and to the effects of state and foreign income taxes net of federal tax benefits.

Note 8: Shareowners' Equity

The Company had 21,999,972 shares of common stock (45,000,000 shares authorized, $.10 par value) outstanding as of July 2, 2005.

During the second quarter, pursuant to the stock repurchase program authorized by the Company's Board of Directors, the Company has repurchased a total of 276,200 shares for $10.2 million. During the six months ended, the Company repurchased 330,600 shares for $12.3 million. All repurchased shares were retired.

Note 9: Earnings Per Share

Following is the computation of basic and diluted earnings per share:

(In millions, except	Second Quarter Ended		Six Months Ended
per share amounts)	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Numerator:
Net Income	$13.5	$10.9	$19.4	$16.0

Denominator:
Basic
Weighted average common shares	22.0	22.0	22.1	21.9

Diluted
Effect of dilutive securities:

Employee and director incentive stock options and awards	1.0	0.9	1.0	1.0

Adjusted weighted average common shares	23.0	22.9	23.1	22.9

Basic earnings per share	$.61	$.50	$.88	$.73
Diluted earnings per share	$.59	$.48	$.84	$.70

Note 10: Other Comprehensive Income

Comprehensive income is as follows:

(In millions)	Second Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income	$13.5	$10.9	$19.4	$16.0
Other comprehensive loss:
Foreign currency translation adjustments	(5.5)	1.5	(9.6)	(1.0)
Comprehensive income, net of tax	$8.0	$12.4	$9.8	$15.0

Accumulated other comprehensive income consists of the following:

(In millions)	July 3,	January 1,
	2005	2005
Cumulative translation adjustment	$6.0	$15.7
Minimum pension liability adjustment, net of tax	(2.1)	(2.2)
Accumulated other comprehensive income	$3.9	$13.5

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

Below is a table that shows the activity in the warranty accrual accounts:

(In millions)	Second Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Beginning Balance	$6.3	$5.5	$7.1	$5.4
Accruals related to product warranties	1.2	1.2	2.0	2.4
Reductions for payments made	(1.1)	(0.9)	(2.7)	(2.0)
Ending Balance	$6.4	$5.8	$6.4	$5.8

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

(In millions, except	Second Quarter Ended		Six Months Ended
per share amounts)	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income	$13.5	$10.9	$19.4	$16.0
Deduct: Stock-based employee compensation cost, net of income tax	(0.4)	(0.4)	(0.9)	(0.7)
Pro forma net income	$13.1	$10.5	$18.5	$15.3
Earnings per share:
Basic — as reported	$.61	$.50	$.88	$.73
Basic — pro forma	$.59	$.48	$.84	$.70
Diluted — as reported	$.59	$.48	$.84	$.70
Diluted — pro forma	$.57	$.46	$.80	$.67

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

Note 13: Restructuring

The Company incurred $0.5 million of expenses during the second quarter of 2005 (included as "Restructuring expense" on the income statement) related to its Global Manufacturing Realignment Program. The costs in the second quarter were primarily equipment transfers, travel, and severance related to the consolidation of the Company's Motta di Livenza, Italy factory into other European factories and to the ramp-up of production at the Linares, Mexico four inch motor manufacturing plant.

The components and use of the restructuring reserve is summarized below:

(In millions)
	Severance
	Benefits:	Other:
Balance January 1, 2005	$0.3	$0.0
Restructuring Expense	0.1	0.6
Costs Incurred	(0.3)	(0.6)
Balance July 2, 2005	$0.1	$0.0

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

Sales and earnings for the second quarter of 2005 were up from the same quarter of 2004. The increase in sales is primarily attributable to the impact of customer discount program changes, price increases and the pump acquisition in the fourth quarter of 2004. Earnings improved in the second quarter of 2005 primarily due to the increased sales. Increased earnings were partially offset by increased commodity prices and expenses associated with the Company’s two major strategic initiatives: the Water Systems Distribution Channel Strategy designed to sell certain water systems products direct to distributors (including pump products) and the Global Manufacturing Realignment Program designed primarily to move manufacturing operations to low cost countries. Certain expenses incurred as a result of the Realignment Program are identified quarterly during the implementation period and reflected as “Restructuring expense” in our income statement. Included in the results for the second quarter of 2005 and 2004 are restructuring expenses of $0.5 and $1.4 million pre-tax, respectively.

Results of Operations

Net sales for the second quarter of 2005 were $123.5 million, an increase of $17.4 million or 16 percent from the 2004 second quarter net sales of $106.1 million. Foreign currencies, particularly the euro and the Rand, strengthened relative to the U.S. dollar compared to the second quarter of 2004. The impact of the changes in exchange rates was a $1.1 million increase in the Company’s reported second quarter 2005 sales. Excluding the impact of changes in foreign currencies, net sales increased $16.3 million or 15 percent. The impact of previously announced price increases and changes in the customer discount programs which were necessary due to significant increased costs for certain commodities used in the manufacture of the electric motors, primarily steel and copper, resulted in a sales increase of approximately 9 percent for the second quarter of 2005. Unit sales of submersible motor products were generally flat worldwide with North America benefiting from improving weather conditions and product promotions. As a result of our Channel Strategy, we decreased sales to two major pump OEMs from about 40 percent of worldwide sales for full year 2004 to about 25 percent of worldwide sales for the first half of 2005. Sales of pumps related to the acquisition of certain assets of JBD, Inc. resulted in a year over year increase of about 5 percent for the second quarter of 2005. Fueling systems product sales were comparable to the second quarter of 2004. For the first half of 2005, sales were $206.0 million, an increase of $19.6 million or 11 percent compared to 2004 sales of $186.4 million for the same period. The sales increase for the first half of 2005 was partially attributable to foreign currency changes which accounted for $2.5 million due primarily to the stronger euro and Rand. Excluding the impact of the change in exchange rates, the Company’s first half sales were up about 9 percent, again, primarily due to pricing changes and acquisition related sales and reduced by lower fueling system product sales in the first quarter.

Cost of sales as a percent of net sales was 66.5 percent and 67.5 percent for the second quarter of 2005 and 2004, respectively. Cost of sales as a percent of net sales continues to decrease primarily as a result of increased sales. The decrease in cost of sales as a percent of net sales during the second quarter of 2005 and 2004 was partially offset by increased costs for certain commodities used in the manufacture of the electric motors, primarily steel and copper. Cost of sales as a percent of net sales year to date was 67.5 percent and 68.8 percent for 2005 and 2004, respectively. Cost of sales as a percent of net sales continues to decrease primarily as a result of the increased sales noted above. The decrease in cost of sales as a percent of net sales during the first half of 2005 was partially offset by increased costs for certain commodities used in the manufacture of the electric motors.

Selling and administrative (“SG&A”) expenses at $20.0 million for the second quarter of 2005 were up $4.0 million or 25 percent from the second quarter of 2004 of $16.0 million. The increase of SG&A expenses in the second quarter of 2005 from the same period for 2004 was due primarily to additional costs related to the acquired pump manufacturer, about $0.8 million, and the Channel Strategy, about $0.8 million. The Company also incurred increased commission costs related to the increased sales for the second quarter of 2005. SG&A expense for the first half of 2005 was $36.2 million compared to $31.0 million for the first half of 2004. The increase of SG&A expense of $5.2 million in the first half of 2005 from the same period for 2004 was primarily due to additional costs related to the acquired pump manufacturer, about $1.7 million and the Channel Strategy, about $1.3 million.

The Company’s previously announced Realignment Program, primarily consists of the ramp up of production at a four inch motor manufacturing plant in Mexico, a new six inch motor manufacturing facility in the Czech Republic and the consolidation of certain manufacturing operations. The Company projected it would incur approximately $10 million of pre-tax restructuring expense as the Program began in the first quarter of 2004 and is expected to be complete in the fourth quarter of 2005. Restructuring expense primarily includes: severance, relocation, and the cost of transferring equipment. These expenses continue to be identified quarterly and are reflected as “Restructuring expense” in our income statement. The Company has incurred approximately $6.2 million of pre-tax expense for the Program to date, including $0.5 million for the second quarter of 2005. The Company expects to incur the remaining costs during the balance of 2005 when the Program will be substantially complete. This Program will result in the transfer of a significant amount of production to lower cost regions of the world as well as a consolidation of certain manufacturing operations.

Interest expense for the second quarter of 2005 was $0.2 million and for the first half was $0.4 million. Both periods for 2005 were higher than the respective prior year periods due to higher interest rates.

Foreign currency-based transactions resulted in a slight loss for the second quarter 2005 compared to a loss for the second quarter of 2004 of $0.2 million. Foreign currency-based transactional gains and losses are caused primarily by fluctuations of the euro and the Rand relative to the U.S. dollar during the respective periods noted above.

The provision for income taxes for the second quarter of 2005 was $7.4 million and for the first half of 2005 was $10.5 million. The effective tax rate for 2005 is projected at 35.3 percent, about the same as the 2004 full year rate of 35.5 percent. The effective tax rate differs from the United States statutory rate of 35 percent, due to the foreign income exclusion and R&D credits and to the effects of state and foreign income taxes, net of federal tax benefits.

Net income for the second quarter of 2005 was $13.5 million, or $0.59 per diluted share, a 25 percent increase compared to the second quarter of 2004 net income of $10.9 million, or $0.48 per diluted share. First half 2005 net income was $19.4 million, or $0.84 per diluted share, an increase of 21 percent compared to the first half of 2004 net income of $16.0 million, or $.70 per diluted share.

Capital Resources and Liquidity

Operating activities generated approximately $8.9 million of cash during the first half of 2005 compared to cash generated during the first half of 2004 of $12.4 million. The cash generated during the first half of 2005 and 2004 is primarily from earnings and increased accounts payable and other accrued expenses. Uses of operating cash flow during the first half of 2005 and 2004 are primarily related to increases in inventory, about $16.9 million and $12.9 million, respectively. Inventory increased primarily in finished goods as the Company carries higher inventory during the summer months to meet demand and due to the acquisition of the pump company. The Company is further stocking more water systems products in 2005 related to its Channel Strategy change. Cash was also used as accounts receivable increased during the first half of 2005 and 2004, $9.2 million and $8.2 million, respectively, consistent with sales levels for the periods.

The primary sources and uses of cash for investing activities for the first half of 2005 were for the buying and selling of short term investment securities (See notes for further discussion of these securities). The Company also purchased about $5.6 million of primarily manufacturing equipment during the first half of 2005 and purchased certain pump product technology for $1.0 million. The Company intends to expand its pump product offerings through the on-going acquisition of pump technologies and product lines. The Company is further actively searching for potential acquisitions of Fueling system related products and businesses on an on-going basis. The primary uses of cash for the first half of 2004 were additions to property, plant and equipment of $10.1 million. Additions during the first half of 2004 were primarily related to the building additions and equipment included in the Realignment Program.

Net cash consumed in financing activities during the first half of 2005 and 2004 was $11.8 million and $3.5 million, respectively. The principal uses of cash during 2005 and 2004 were for purchases of Company common stock under the Company’s repurchase program and the payment of dividends. The principal source of cash from financing activities during 2005 and 2004 was from the issuance of common stock related to the exercise of stock options.

Cash and equivalents at the end of the first half of 2005 and 2004 were $25.5 million and $28.8 million, respectively. The Company also had $15.5 million of short term investment securities as of the end of the first half of 2005.

In September 2004, the Company entered into an unsecured, 60 month $80.0 million revolving credit agreement (the “Agreement”). The Agreement includes a facility fee of one-tenth of one percent on the committed amount. As of July 2, 2005, the Company had no outstanding borrowings under the Agreement.

As of July 2, 2005, the Company’s current commitments approximate $5 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of inter-company balances utilizing a global netting system and limited use of foreign currency denominated debt. Interest rate exposure is limited to variable rate interest borrowings under the Company's revolving credit agreement and an interest rate swap.

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

During the second fiscal quarter there have been no changes in the Company's internal control over financial reporting that have materially affected or that are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Equity Securities

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as	that May Yet be
	Of Shares	Price Paid	Part of Publicly	Purchased Under
	Purchased	per Share	Announced Plan	the Plan
Period
April 3, 2005
May 7, 2005	221,200	$36.8605	221,200	724,400

May 8, 2005
June 4, 2005	55,000	37.3431	55,000	669,400

June 5, 2005
July 2, 2005	-	-	-	669,400

Total	276,200	$36.9566	276,200

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

Item 6. Exhibits

See the Exhibit Index located on page 16.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date July 27, 2005	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date July 27, 2005	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE SECOND QUARTER ENDED JULY 2, 2005

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