Form 10-Q
period 2005-10-01
FRANKLIN ELECTRIC CO INC
filed 2005-11-03
CIK 38725

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 -------------

                                   FORM 10-Q
                                   ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 1, 2005
                                               ---------------

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

                   YES   X                                      NO
                       -----                                       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                   YES   X                                      NO
                       -----                                       -----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   YES                                          NO   X
                       -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
         Class of Common Stock                            October 1, 2005
         ---------------------                            ----------------
           $.10 par value                                 22,380,624 shares

                           FRANKLIN ELECTRIC CO., INC.

                                      Index

                                                            Page
PART I.     FINANCIAL INFORMATION                          Number
---------------------------------                          ------
   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
            as of October 1, 2005
            and January 1, 2005 ..........................     3

            Condensed Consolidated Statements of
            Income for the Third Quarter and Nine Months
            Ended October 1, 2005 and
            October 2, 2004 ..............................     4

            Condensed Consolidated Statements
            Of Cash Flows for the Nine Months
            Ended October 1, 2005 and
            October 2, 2004 ..............................     5

            Notes to Condensed Consolidated
            Financial Statements .........................  6-11

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations ........................ 12-15

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk ............................    15

   Item 4.  Controls and Procedures ......................    15


PART II.    OTHER INFORMATION
-----------------------------

   Item 2.  Unregistered Sales of Equity Securities and
            Use of Proceeds ..............................    16

   Item 5.  Other Information ............................    16

   Item 6.  Exhibits .....................................    16


Signatures ...............................................    17
----------


Exhibits ................................................. 18-34
--------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------
                         FRANKLIN ELECTRIC CO., INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
(In thousands)                              October 1,   January 1,
                                               2005         2005
                                               ----         ----
ASSETS
Current assets:
  Cash and equivalents....................  $ 35,396      $ 50,604
  Investments.............................    22,016           -
  Receivables, less allowances of
    $2,195 and $2,281, respectively.......    41,647        39,312
  Inventories.............................    72,205        62,442
  Other current assets (including
    deferred income taxes of $10,579
    and $10,391, respectively)............    15,261        13,784
                                            --------      --------
    Total current assets..................   186,525       166,142
Property, plant and equipment,
  net.....................................    92,032        95,924
Deferred and other assets (including
  deferred income taxes of $105
  and $0, respectively)...................    20,322        14,010
Goodwill..................................    57,846        57,397
                                            --------      --------
Total assets..............................  $356,725      $333,473
                                            ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt and short-term borrowings........  $  1,296      $  1,304
  Accounts payable........................    18,560        16,594
  Accrued expenses........................    32,595        33,354
  Income taxes............................       884         3,193
                                            --------      --------
    Total current liabilities.............    53,335        54,445
Long-term debt............................    13,258        13,752
Deferred income taxes.....................     7,191         6,304
Employee benefit plan obligations.........    18,886        18,801
Other long-term liabilities...............     5,789         5,838
Shareowners' equity:
  Common shares (45,000 shares authorized,
     $.10 par value) outstanding (22,381
     and 22,041, respectively).............     2,238         2,204
  Additional capital......................    70,835        52,743
  Retained earnings.......................   180,672       166,557
  Loan to ESOP Trust......................      (432)         (665)
  Accumulated other comprehensive
    loss..................................     4,953        13,494
                                            --------      --------
    Total shareowners' equity.............   258,266       234,333
                                            --------      --------
Total liabilities and shareowners' equity.  $356,725      $333,473
                                            ========      ========

        See Notes to Condensed Consolidated Financial Statements.

                           FRANKLIN ELECTRIC CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

(In thousands, except per share amounts)

                                        Third Qtr. Ended   Nine Months Ended
                                        ----------------   -----------------
                                         Oct 1,    Oct 2,   Oct 1,     Oct 2,
                                          2005      2004     2005       2004
                                          ----      ----     ----       ----

Net sales............................. $119,043  $110,336  $325,014  $296,687

Cost of sales.........................   78,720    74,280   217,792   202,499
                                       --------  --------  --------  --------
Gross profit..........................   40,323    36,056   107,222    94,188

Selling and administrative expenses...   19,072    16,875    55,320    47,856

Restructuring expense.................    1,039     1,724     1,749     3,676
                                       --------  --------  --------  --------
Operating income......................   20,212    17,457    50,153    42,656

Interest expense......................     (198)     (163)     (553)     (362)

Other income, net....................      204        70       545        98

Foreign exchange gain/(loss)..........      239      (109)      207      (333)
                                       --------  --------  --------  --------
Income before income taxes............   20,457    17,255    50,352    42,059

Income taxes..........................    7,211     6,125    17,750    14,930
                                       --------  --------  --------  --------
Net income............................ $ 13,246  $ 11,130  $ 32,602  $ 27,129
                                       ========  ========  ========  ========

Per share data:

  Basic Earnings per Share............ $   0.59  $   0.51  $   1.47  $   1.24
                                       ========  ========  ========  ========
  Diluted Earnings per Share.......... $   0.57  $   0.48  $   1.41  $   1.18
                                       ========  ========  ========  ========

  Dividends per common share.......... $   0.10  $   0.08  $   0.28  $   0.23
                                       ========  ========  ========  ========


         See Notes to Condensed Consolidated Financial Statements.

                         FRANKLIN ELECTRIC CO., INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
(In thousands)                                    Nine Months Ended
                                                  -----------------
                                                Oct 1,        Oct 2,
                                                 2005          2004
                                                 ----          ----
Cash flows from operating activities:
  Net income................................   $ 32,602       $ 27,129
  Adjustments to reconcile net income to net
    cash flows from operating activities:
     Depreciation and amortization...........     11,581         11,654
     Deferred income taxes...................        616            -
    Loss on disposals of plant
      and equipment.........................         69             96
    Changes in assets and liabilities:
      Receivables...........................     (4,057)         3,313
      Inventories...........................    (10,387)        (5,634)
      Accounts payable and other accrued
        expenses............................      5,739         18,647
      Employee benefit plan obligations.....      1,215         (3,494)
      Other, net............................        671            (32)
                                               --------       --------
        Net cash flows from
          operating activities..............     38,049         51,679
                                               --------       --------
Cash flows from investing activities:
  Additions to plant and equipment..........    (10,374)       (15,724)
  Proceeds from sale of plant and
    equipment...............................      1,054              8
  Additions to deferred and other assets....     (5,083)            (9)
  Cash paid for securities..................   (150,489)           -
  Proceeds from sale of securities..........    128,473            -
  Cash paid for acquisitions, net of cash
    acquired................................     (8,509)           -
                                               --------       --------
     Net cash flows from
      investing activities..................    (44,928)       (15,725)
                                               --------       --------
Cash flows from financing activities:
  Repayment of long-term debt...............       (213)          (478)
  Proceeds from issuance of common stock....     11,739          3,739
  Purchases of common stock.................    (12,318)        (3,091)
  Reduction of loan to ESOP Trust...........        233            232
  Dividends paid............................     (6,203)        (5,054)
                                               --------       --------
    Net cash flows from
      financing activities..................     (6,762)        (4,652)
                                               --------       --------
Effect of exchange rate changes on cash.....     (1,567)           279
                                               --------       --------
Net change in cash and equivalents..........    (15,208)        31,581
Cash and equivalents at beginning of period.     50,604         29,962
                                               --------       --------
Cash and equivalents at end of period.......   $ 35,396       $ 61,543
                                               ========       ========

         See Notes to Condensed Consolidated Financial Statements.

                          FRANKLIN ELECTRIC CO., INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

Note 1:  Condensed Consolidated Financial Statements
----------------------------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all accounting entries and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Prior year amounts are reclassified when necessary to conform to current year presentation. Operating results for the third quarter ended October 1, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended January 1, 2005.

Note 2:  Current Investments
----------------------------
As of October 1, 2005 the Company held $22.0 million of current investments consisting primarily of auction rate municipal bonds classified as available-for-sale securities and titled "Investments" in the current balance sheet. Investments in these securities are recorded at cost, which approximates fair market value due to the variable interest rates, which typically reset every 7 to 35 days. While the underlying municipal bonds have stated contractual maturities which may be long-term, the Company has the ability to quickly liquidate these securities. As a result, there were no cumulative unrealized holding gains (losses) or realized gains (losses) from these current investments. All income generated from these current investments was recorded as other income, net. Cash paid for these securities and proceeds from the sale of these securities have been included under the "Cash flows from investing activities" section of the cash flow statement.

Note 3:  Inventories
--------------------
Inventories consist of the following:

(In millions)                                 Oct 1,       Jan 1,
                                               2005         2005
                                               ----         ----
Raw Materials........................        $ 23.6       $ 25.3
Work in Process......................          10.0          7.9
Finished Goods.......................          56.1         44.9
LIFO Reserve.........................         (17.5)       (15.7)
                                             ------       ------
Total Inventory......................        $ 72.2       $ 62.4
                                             ======       ======

Note 4:  Property, Plant and Equipment
--------------------------------------
Property, plant and equipment, at cost, consists of the following:

(In millions)                                 Oct 1,       Jan 1,
                                               2005         2005
                                               ----         ----
Land and Building....................        $ 49.6       $ 52.8
Machinery and Equipment..............         162.7        164.0
                                             ------       ------
                                              212.3        216.8
Allowance for Depreciation...........        (120.6)      (120.9)
Other - Held for Sale................           0.3           -
                                             ------       ------
    Total............................        $ 92.0       $ 95.9
                                             ======       ======

Note 5:  Goodwill and Other Intangible Assets
---------------------------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company tests goodwill and intangible assets for impairment on an annual basis, or more frequently if circumstances warrant. During the fourth quarter of 2004, the Company performed its annual impairment testing and it was determined that no impairment exists.

The carrying amount of the Company's intangible assets, which is included in deferred and other assets, and goodwill includes:

(In millions)                                 Oct 1,       Jan 1,
                                               2005         2005
                                               ----         ----
Amortized intangibles
  Patents...........................         $  5.9       $  3.5
  Supply agreements.................           10.0         10.4
  Other.............................            4.3          1.7
  Accumulated amortization..........           (9.9)        (9.3)
                                             ------       ------
    Total...........................         $ 10.3       $  6.3
                                             ======       ======
Goodwill............................         $ 57.8       $ 57.4
                                             ======       ======

In the third quarter, the Company recorded $1.7 million as an intangible asset when it purchased certain unpatented technology to expand the Company's centrifugal pump line. Also in the third quarter, the Company acquired certain assets and the stock of Phil-Tite Enterprises, whereby $2.4 million was recorded as intangibles. Other changes in the carrying amount of intangibles reflect foreign currency fluctuations.

Goodwill increased by $2.4 million with the acquisition of Phil-Tite Enterprises. The remaining difference in goodwill is attributable to foreign currency fluctuations.

Amortization expense related to intangible assets for the nine months ended October 1, 2005 and October 2, 2004, was $1.1 and $1.7 million respectively.

Amortization expense for each of the five succeeding years is projected as $1.3 million, $1.2 million, $1.1 million, $1.1 million and $1.0 million for fiscal 2006, 2007, 2008, 2009, 2010, respectively.

The 2005 acquisitions were accounted for using the purchase method of accounting. Accordingly, a portion of the aggregate purchase price was allocated to the net assets acquired based on preliminary estimates of fair value. When applicable, the excess of purchase price over the fair value of the net assets acquired has been recorded as goodwill. The acquisitions did not materially affect the Company's financial statements. The pro forma results of the Company's operations as if these acquisitions had occurred at the beginning of the year would not differ materially from the reported results.

Note 6:  Employee Benefits
--------------------------

The following table sets forth aggregated net periodic benefit cost:

(In millions)                     Pension Benefits      Pension Benefits
                                  Third Qtr. Ended      Nine Months Ended
                                  ----------------      -----------------
                                 Oct 1,     Oct 2,      Oct 1,     Oct 2,
                                  2005       2004        2005       2004
                                  ----       ----        ----       ----
Service Cost.................   $  1.0     $  0.9      $  3.0     $  2.8
Interest Cost................      2.0        1.9         5.9        5.7
Expected return on assets....     (2.5)      (2.8)       (7.8)      (8.1)
Amortization of unrecognized:
  (Gain)/Loss................       -          -          0.1         -
  Prior service costs........      0.4        0.4         1.2        1.1
                                ------     ------      ------     ------

Net periodic benefit cost....      0.9        0.4         2.4        1.5
Settlement cost..............      0.1        0.1         0.2        0.2
                                ------     ------      ------     ------
Total benefit cost...........   $  1.0     $  0.5      $  2.6     $  1.7
                                ======     ======      ======     ======

                                   Other Benefits        Other Benefits
                                  Third Qtr. Ended      Nine Months Ended
                                  ----------------      -----------------
                                 Oct 1,     Oct 2,      Oct 1,     Oct 2,
                                  2005       2004        2005       2004
                                  ----       ----        ----       ----
Service Cost.................   $  0.1     $  0.1      $  0.3     $  0.3
Interest Cost................      0.2        0.3         0.6        0.7
Amortization of unrecognized:
  Obligation/(asset).........      0.1        0.1         0.4        0.3
  Prior service costs........      0.1         -          0.2        0.1
  (Gain)/Loss................       -          -          0.1        0.1
                                ------     ------      ------     ------

Net periodic benefit cost....      0.5        0.5         1.6        1.5

Total benefit cost...........   $  0.5     $  0.5      $  1.6     $  1.5
                                ======     ======      ======     ======

As of October 1, 2005, the Company has made contributions to the plans of $2.7 million and expects to make additional contributions of $0.5 million in 2005.

Note 7:  Tax Rates
------------------

The effective tax rate on income before income taxes in 2005 and 2004 varies from the United States statutory rate of 35 percent primarily due to the foreign income exclusion and R & D credits and to the effects of state and foreign income taxes net of federal tax benefits.

Note 8:  Shareowners' Equity
----------------------------

The Company had 22,380,624 shares of common stock (45,000,000 shares authorized, $.10 par value) outstanding as of October 1, 2005.

During the nine months ended October 1, 2005 and October 2, 2004, the Company repurchased 330,600 and 102,800 shares for $12.3 million and $3.1 million, respectively. All repurchased shares were retired.

Note 9:  Earnings Per Share
---------------------------

Following is the computation of basic and diluted earnings per share:

                                      Third Qtr. Ended  Nine Months Ended
                                      ----------------  -----------------
(In millions, except                   Oct 1,   Oct 2,    Oct 1,   Oct 2,
per share amounts)                      2005     2004      2005     2004
                                        ----     ----      ----     ----
  Numerator:
    Net Income.....................    $ 13.2   $ 11.1    $ 32.6   $ 27.1
                                       ======   ======    ======   ======
  Denominator:

   Basic
   -----
    Weighted average common
      shares.......................      22.3     22.0      22.2     22.0

   Diluted
   -------
    Effect of dilutive securities:

      Employee and director
        incentive stock options
        and awards.................       0.9      1.1       1.0      1.0
                                       ------   ------    ------   ------

    Adjusted weighted average
      common shares................      23.2     23.1      23.2     23.0
                                       ======   ======    ======   ======

  Basic earnings per share.........    $ 0.59   $ 0.51    $ 1.47   $ 1.24
                                       ======   ======    ======   ======

  Diluted earnings per share.......    $ 0.57   $ 0.48    $ 1.41   $ 1.18
                                       ======   ======    ======   ======

Note 10:  Other Comprehensive Income
------------------------------------

Comprehensive income is as follows:

                                       Third Qtr. Ended   Nine Months Ended
(In millions)                        ----------------   -----------------
                                       Oct 1,   Oct 2,    Oct 1,   Oct 2,
                                        2005     2004      2005     2004
                                        ----     ----      ----     ----
Net income.........................    $ 13.2   $ 11.1    $ 32.6   $ 27.1
Other comprehensive income (loss):
  Foreign currency translation
   adjustments.....................       1.1      0.4      (8.5)    (0.6)
                                       ------   ------    ------   ------
Comprehensive income...............    $ 14.3   $ 11.5    $ 24.1   $ 26.5
                                       ======   ======    ======   ======

Accumulated other comprehensive income consists of the following:

(In millions)                                   Oct 1,       Jan 1,
                                                 2005         2005
                                                 ----         ----
Cumulative foreign currency
  translation adjustment...................   $  7.1       $ 15.7
Minimum pension liability adjustment,
  net of tax................................     (2.2)        (2.2)
                                               ------       ------
Accumulated other comprehensive income......   $  4.9       $ 13.5
                                               ======       ======

Note 11:  Warranty
------------------

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

Below is a table that shows activity in the warranty accrual accounts:

                                      Third Qtr. Ended   Nine Months Ended
(In millions)                        ----------------   -----------------
                                       Oct 1,   Oct 2,    Oct 1,   Oct 2,
                                        2005     2004      2005     2004
                                        ----     ----      ----     ----
Beginning Balance..................    $  6.4  $  5.8    $  7.1   $  5.4
Accruals related to product
  warranties.......................       1.4     1.2       3.4      3.6
Reductions for payments made.......      (1.3)   (1.0)     (4.0)    (3.0)
                                       ------  ------    ------   ------
Ending Balance.....................    $  6.5  $  6.0    $  6.5   $  6.0
                                       ======  ======    ======   ======

Note 12:  Stock-Based Compensation
----------------------------------

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

                                     Third Qtr. Ended    Nine Months Ended
                                     ----------------    -----------------
(In millions, except                 Oct 1,     Oct 2,    Oct 1,    Oct 2,
per share amounts)                    2005       2004      2005      2004
                                      ----       ----      ----      ----
Net income........................   $ 13.2     $ 11.1    $ 32.6    $ 27.1
Deduct:  Stock-based employee
  compensation cost, net of
  income tax......................      0.3        0.4       1.2       1.1
                                     ------     ------    ------    ------
Pro forma net income..............   $ 12.9     $ 10.7    $ 31.4    $ 26.0
                                     ======     ======    ======    ======

Earnings per share:
Basic - as reported..............    $  .59     $  .51    $ 1.47    $ 1.24
                                     ======     ======    ======    ======
Basic - pro forma................    $  .58     $  .49    $ 1.41    $ 1.19
                                     ======     ======    ======    ======
Diluted - as reported............    $  .57     $  .48    $ 1.41    $ 1.18
                                     ======     ======    ======    ======
Diluted - pro forma..............    $  .56     $  .46    $ 1.36    $ 1.13
                                     ======     ======    ======    ======

On December 16, 2004, the FASB issued SFAS No. 123(R) "Share-Based Payment", which requires compensation costs related to share-based payment transactions be recognized in the financial statements. With minor exceptions, the amount of compensation costs will be measured based on the grant-date fair value of the equity or liability instruments issued, over the period that the employee provides service in exchange for the award. In addition, liability awards will be re-measured each reporting period. This pronouncement is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The impact on the Company's results of operations or financial position as of the adoption of this pronouncement is not expected to be materially different from the pro-forma results.

Note 13:  Restructuring
-----------------------

The Company incurred $1.0 million of expenses during the third quarter of 2005 (included as "Restructuring expense" on the income statement) related to its Global Manufacturing Realignment Program. The costs in the third quarter were primarily related to a write-down to fair value adjustment of $0.6 million, and close-out expenses for the Muskegon Michigan property that was idle after the consolidation of certain fueling facilities. Equipment relocation, travel, and redundant labor expense related to the consolidation of the Company's Motta di Livenza, Italy factory into other European factories accounted for the balance of third quarter restructuring expense. The Company estimates that its restructuring expense from inception through the end of 2005 will be approximately $8.0 million or $2.0 million less than its original estimate of $10.0 million, as expense related to personnel and equipment relocation is projected to be less than originally estimated.

The components and use of the restructuring reserve is summarized below:

(In millions)                          Severance
                                        Benefits            Other
                                        --------            -----
Balance January 1, 2005............      $  0.3             $  0.0
Restructuring Expense..............         0.1                1.6
Costs incurred.....................        (0.4)              (1.6)
                                         ------             ------
Balance October 1, 2005............      $  0.0             $  0.0
                                         ======             ======

Item 2.  Management's Discussion And Analysis Of Financial Condition And
------------------------------------------------------------------------
Results Of Operations
---------------------

Overview
--------

Sales and earnings for the third quarter of 2005 were up from the same quarter of 2004. The increase in sales was primarily attributable to the impact of customer discount program changes, price increases and the pump company acquisition in the fourth quarter of 2004. Earnings improved in the third quarter of 2005 primarily due to the increased sales. Increased earnings were partially offset by increased commodity prices and expenses associated with the Company's two major strategic initiatives: the Water Systems Distribution Channel Strategy (the "Channel Strategy"), designed to sell certain water systems products, including pump products, direct to distributors and the Global Manufacturing Realignment Program (the "Realignment Program"), designed to consolidate manufacturing facilities and reduce costs of manufacturing operations world-wide. Certain expenses incurred as a result of the Realignment Program are identified quarterly during the implementation period and reflected as "Restructuring expense" in the Company's income statement. Included in the results for the third quarter of 2005 and 2004, restructuring expense was $1.0 and $1.7 million pre-tax, respectively. During the third quarter of 2005 the Company purchased an equity interest in Pioneer Pump, Inc., a manufacturer of large centrifugal pumps for the water systems industry, and acquired all of the outstanding stock of Phil-Tite Enterprises, a fueling systems product manufacturer of fiberglass containment sumps and underground storage tank hardware. These acquisitions did not significantly impact third quarter 2005 sales or earnings.

Results of Operations
---------------------

Net sales for the third quarter of 2005 were $119.0 million, an increase of $8.7 million or 8 percent from the 2004 third quarter net sales of $110.3 million. The impact of previously announced price increases and changes in the customer discount programs, which were necessary due to significant increased costs for certain commodities used in the manufacture of the electric motors, primarily steel and copper, resulted in a sales increase of approximately 9 percent for the third quarter of 2005. Unit sales of small submersible motors declined about 16 percent from the exceptionally strong third quarter of 2004. Third quarter 2004 sales were up about 17 percent from the third quarter of 2003 as original equipment manufacturer (OEM) customers purchased ahead of an announced price increase. As a result of the Company's Channel Strategy, sales to two major pump OEMs decreased from about 40 percent of worldwide sales for full year 2004 to about 25 percent of worldwide sales for the first nine months of 2005. Sales of pumps related to the 2004 pump acquisition resulted in an increase of about 6 percent for the third quarter of 2005. Fueling systems product sales were comparable to the third quarter of 2004. For the first nine months of 2005, the Company's sales were $325.0 million, an increase of $28.3 million or about 10 percent compared to the same period of 2004 sales of $296.7 million. The Company's sales increase for the first nine months of 2005 was partially attributable to foreign currency changes which accounted for $2.8 million of the increase due primarily to the stronger euro, Mexican Peso and South African Rand. Excluding the impact of the change in exchange rates, the Company's first nine months of sales were up about 9 percent, primarily due to pricing changes and acquisition-related sales. while reduced by lower fueling systems product sales in the first quarter. Sales of pumps related to the 2004 pump acquisition resulted in an increase of about 5 percent for the first nine months of 2005.

Cost of sales as a percent of net sales was 66.1 percent and 67.3 percent for the third quarter of 2005 and 2004 and was 67.0 percent and 68.3 percent for the first nine months of 2005 and 2004, respectively. Cost of sales as a percent of net sales continues to decrease primarily as a result of increased sales. The decrease in cost of sales as a percent of net sales during the third quarter and first nine months of 2005 was partially offset by increased costs for certain commodities used in the manufacture of the electric motors, primarily steel and copper.

Selling and administrative ("SG&A") expenses at $19.1 million for the third quarter of 2005 were up $2.2 million or 13 percent from the third quarter of 2004 of $16.9 million. The increase of SG&A expenses in the third quarter of 2005 from the same period for 2004 was due primarily to additional costs related to the acquired pump manufacturer of about $1.1 million, and additional costs associated with the Channel Strategy of about $0.8 million. The Company also incurred increased commission costs related to the increased sales for the third quarter of 2005. SG&A expense for the first nine months of 2005 was $55.3 million compared to $47.9 million for the same period of 2004. The increase of SG&A expense of $7.5 million in the first nine months of 2005 from the same period for 2004 was also primarily due to additional costs related to the acquired pump manufacturer of about $2.7 million, and additional costs associated with the Channel Strategy of about $2.1 million.

The Company's Realignment Program consists of the ramp-up of production at a four-inch motor manufacturing plant in Mexico, a new six-inch motor manufacturing facility in the Czech Republic and the consolidation of certain manufacturing operations. Restructuring expense includes: severance, relocation, equipment transfer costs, and property valuation. These expenses continue to be identified quarterly and are reflected as "Restructuring expense" in the Company's income statement. The Company has incurred approximately $7.2 million of pre-tax expense for the Realignment Program to date, including $1.0 million for the third quarter of 2005. The Company estimates that its restructuring expense from inception through its estimated completion at the end of 2005 will be approximately $8.0 million or $2.0 million less than its original estimate of $10.0 million, as expense related to personnel and equipment relocation are projected to be less than original estimates. This program will result in the transfer of a significant amount of production to lower cost regions of the world as well as a consolidation of certain manufacturing operations.

Interest expense for the third quarter of 2005 was $0.2 million and for the first nine months of 2005 was $0.6 million. Both periods for 2005 were higher than the respective prior year periods due to higher interest rates.

Foreign currency-based transactions resulted in a gain of $0.2 million for the third quarter 2005 compared to a loss for the third quarter of 2004 of $0.1 million. Foreign currency-based transactions for the first nine months of 2005 resulted in a gain of $0.2 million compared to a loss of $0.3 million for the same period of 2004. Foreign currency-based transactional gains and losses were caused primarily by fluctuations of the euro, Mexican Peso and the South African Rand relative to the U.S. dollar during the respective periods noted above.

The provision for income taxes for the third quarter of 2005 was $7.2 million and for the first nine months of 2005 was $17.7 million. The effective tax rate for 2005 is projected at 35.3 percent, about the same as the 2004 full year rate of 35.5 percent. The effective tax rate differs from the United States statutory rate of 35 percent, due to the foreign income exclusion and R&D credits and to the effects of state and foreign income taxes, net of federal tax benefits.

Net income for the third quarter of 2005 was $13.2 million, or $0.57 per diluted share, a 19 percent increase compared to the third quarter of 2004 net income of $11.1 million, or $0.48 per diluted share. The first nine months of 2005 net income was $32.6 million, or $1.41 per diluted share, an increase of 20 percent compared to the first nine months of 2004 net income of $27.1 million, or $1.18 per diluted share.

Capital Resources and Liquidity
-------------------------------

Operating activities generated approximately $38.0 million of cash during the first nine months of 2005 compared to cash generated during the first nine months of 2004 at $51.7 million. The cash generated during the first nine months of 2005 and 2004 was primarily from earnings of $32.6 and $27.1 million during the respective periods. Cash generated from accounts payable and other accrued expenses, declined to $5.7 million in 2005 from $18.6 million in 2004. The decrease from 2004 to 2005 was primarily due to timing of payments for income taxes and reduced accounts payable. Cash used in operations during the first nine months of 2005 and 2004 was primarily related to increases in inventory, about $10.4 million and $5.6 million, respectively. Finished goods inventory increased during 2005 primarily due to the acquisition of the pump company. The Company is further stocking more water systems products in 2005 related to its Channel Strategy change.

The primary sources and uses of cash for investing activities for the first nine months of 2005 were for the buying and selling of short term investment securities (See notes for further discussion of these securities). The Company also purchased about $10.4 million of primarily manufacturing equipment during the first nine months of 2005 and paid cash for acquisitions, net of cash acquired, of $8.5 million. The Company intends to expand its pump product offerings through the on-going acquisition of pump technologies and product lines, as well as continued growth in fueling systems products. The primary uses of cash for the first nine months of 2004 were additions to property, plant and equipment of $15.7 million. Additions in 2004 were primarily related to building additions and equipment related to the Realignment Program.

Net cash consumed in financing activities during the first nine months of 2005 and 2004 was $6.8 million and $4.7 million, respectively. The principal uses of cash during 2005 and 2004 were for purchases of Company common stock under the Company's repurchase program and the payment of dividends. The principal source of cash from financing activities during 2005 and 2004 was from the issuance of common stock related to the exercise of stock options.

Cash and equivalents at the end of the third quarter of 2005 and 2004 were $35.4 million and $61.5 million, respectively. The Company also had $22.0 million of short-term investment securities as of the end of the third quarter of 2005.

In September 2004, the Company entered into an unsecured, 60 month $80.0 million revolving credit agreement (the "Agreement"). The Agreement includes a facility fee of one-tenth of one percent on the committed amount. As of October 1, 2005, the Company had no outstanding borrowings under the Agreement.

As of October 1, 2005, the Company's current commitments approximate $6 million, primarily for the purchase of machinery and equipment.

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

Item 4.  Controls and Procedures
--------------------------------
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

During the third fiscal quarter there have been no changes in the Company's internal control over financial reporting that have materially affected or that are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

(c)  Issuer Repurchases of Equity Securities

On February 16, 2001, the Company's Board of Directors unanimously approved a resolution to repurchase 2,000,000 shares. The plan was announced in the Company's 10-Q for the third quarter ending September 29, 2001. There is no expiration date for the repurchase program.

On February 11, 2005, the Company's Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 827,412 to 1,000,000 shares.

The Company did not repurchase any shares of its stock in the third quarter of 2005. The maximum number of shares that may still be purchased under the Company's repurchase programs is 669,400.

Item 5.  Other Information
--------------------------

Effective August 16, 2005 the Company amended Article IV of its Amended and Restated Articles of Incorporation to change its registered agent from Gregg
C. Sengstack to Thomas J. Strupp. The Amended and Restated Articles of Incorporation are filed as Exhibit 3.1 hereto and incorporated herein by reference.

Item 6.  Exhibits
-----------------

     See the Exhibit Index located on page 18.

                                    SIGNATURES
                                    ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRANKLIN ELECTRIC CO., INC.
                                       ---------------------------
                                               Registrant




Date  November 3, 2005         By  /s/ R. Scott Trumbull
      -------------------          ------------------------------
                                    R. Scott Trumbull, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date  November 3, 2005         By  /s/ Thomas J. Strupp
      -------------------          ------------------------------
                                    Thomas J. Strupp, Vice President
                                    and Chief Financial Officer and
                                    Secretary (Principal Financial
                                    and Accounting Officer)

                          FRANKLIN ELECTRIC CO., INC.
             EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THIRD QUARTER ENDED OCTOBER 1, 2005

Number     Description
------     -----------

   3.1     Amended Articles of Incorporation of Franklin Electric Co., Inc.

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





































5