Form 10-K
period 2005-12-31
FRANKLIN ELECTRIC CO INC
filed 2006-02-14
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
____________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Common Stock, $.10 par value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐	NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at July 2, 2005 (the last business day of the registrant’s most recently completed second quarter) was $858,878,907. The stock price used in this computation was the last sales price on that date, as reported by The Nasdaq Stock Market.

Number of shares of common stock outstanding at December 31, 2005:

22,485,416 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2006 (Part III).

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

Description of Business

Franklin Electric is a global leader in the production and marketing of groundwater and fuel pumping systems and is a technical leader in submersible motors, drives, controls, and monitoring devices. The Company is the world’s largest manufacturer of Water and Fueling Systems motors, a leading manufacturer of Water and Fueling Systems pumps, underground Fueling Systems hardware, flexible piping systems, and engineered industrial motor products.

Franklin Electric’s motors and pumps are used principally in submersible applications for pumping fresh water, wastewater, fuel, and other liquids in a variety of applications, including residential, industrial, agriculture, fueling, off-shore drilling, and mining. The Company also manufactures industrial electric motors which are used in a wide variety of applications, including industrial pumps for fluid handling and water treatment, fuel and chemical handling, material handling equipment, food processing and preparation equipment, and a variety of commercial equipment, as well as, other liquid pumping systems. Franklin Electric also manufactures electronic drives and controls for the motors which control functionality and provide protection from various hazards, such as electric surges, over-heating, or dry wells and tanks. Along with the fueling motor and pump applications, the Company supplies a variety of products to the petroleum equipment industry included with the submersible pumping systems, such as flexible piping, electronic tank monitoring equipment, fittings, and vapor recovery systems.

The Company’s products are sold in North America, Europe, Middle East, South Africa, Australia, Mexico, Japan, China, and other world markets. The Company’s products are sold by the Company’s sales force, manufacturing representatives, and repair shops.

The Company changed its marketing strategy in late 2004 and began selling certain Water Systems products direct to specialty water systems distributors, as well as, original equipment manufacturers (OEMs) of pumps. This change in marketing strategy has resulted in a broader customer base with less sales to pump OEMs. The market for the Company’s products is highly competitive and includes large and small accounts. The Company’s Water Systems and Fueling Systems products and related equipment are sold to pump OEMs and specialty water systems distributors, as well as, industrial equipment distributors, major oil and utility companies.

ITT Industries, Inc. and its various subsidiaries and affiliates, accounted for 15 percent, 19 percent and 18 percent of the Company’s consolidated sales in 2005, 2004, and 2003, respectively. Pentair Corporation and its various subsidiaries and affiliates, accounted for 13 percent and 21 percent of the Company’s consolidated sales in 2005 and 2004, respectively. Sta-Rite Industries, Inc., formerly a part of the manufacturing subsidiary of Wisconsin Energy Corporation, accounted for 14 percent of the Company’s consolidated sales in 2003. Sta-Rite Industries, Inc. was acquired by Pentair Corporation during 2004 and its sales have been included with Pentair’s sales for 2004 and 2005.

The Company offers normal and customary trade terms to its customers, no significant part of which is of an extended nature. Special inventory requirements are not necessary, and customer merchandise return rights do not extend beyond normal warranty provisions.

The principal raw materials used in the manufacture of the Company’s products are steel in coils and bars, stainless steel, copper wire, and aluminum ingot. Major components are capacitors, motor protectors, forgings, gray iron castings and bearings. Most of these raw materials are available from multiple sources in the United States and world markets. In the opinion of management, no single source of supply is critical to the Company's business. Availability of fuel and energy is adequate to satisfy current and projected overall operations unless interrupted by government direction or allocation.

The Company employed approximately 2,800 persons at the end of 2005.

Segment and Geographic Information

Segment and geographic information is included within this Form 10-K on page 36.

Research and Development

The Company spent approximately $6.1 million in 2005, $5.4 million in 2004, and $6.0 million in 2003 on activities related to the development of new products, improvement of existing products and manufacturing methods, and other applied research and development.

In 2005, the Company introduced new pump lines with improved performance, began development of a new 12-inch re-windable motor, continued to expand the line of variable speed constant pressure systems for residential applications, introduced a new three phase control panel, and developed new control and monitoring devices for submersible electric motors. The Company introduced the next generation, state-of-the-art, integrated fuel management system in the fourth quarter. The touch screen operated system is multi-lingual and has been rolled out globally. The Company also introduced the first underground flexible piping system for gasoline stations certified to the recently enacted UL971 standards. The Company continued to expand the HydroDuty™ motor products for use primarily in food processing applications where electric motors must withstand repeated wash-downs for sanitation and other reasons. Research continued on new materials and processes designed to achieve higher quality and more cost-effective construction of the Company’s high volume products.

The Company owns a number of patents, trademarks and licenses. In aggregate, these patents are of material importance in the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.

Backlog

The dollar amount of backlog at the end of 2005 and 2004 was as follows:

	(In millions)
	2005	2004
Backlog	$28.7	$19.3

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2006. The Company's sales in the first quarter are generally less than its sales in other quarters due to generally lower construction activity during that period in the northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

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

Available Information

The Company’s website address is http://www.franklin-electric.com. The Company makes available free of charge on or through its website: its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Additionally, the Company’s website also includes the Company’s corporate governance guidelines, its Board committee charters, and the Company’s code of ethics. Information contained on the Company’s website is not part of this annual report on Form 10-K.

ITEM 1A. RISK FACTORS

The following describes the principle risks affecting the Company and its business. Additional risks and uncertainties, not presently known to the Company or currently deemed material, could negatively impact the Company’s results of operations or financial condition in the future.

The Company must successfully implement its new marketing and operating strategies.

The Company announced in the third quarter of 2004 that its Water Systems products would be sold directly to specialty water systems distributors. Prior to the announcement, the Company sold its Water Systems products primarily to original equipment manufacturers (OEMs) of pumps (i.e., the Company was primarily a supplier of submersible motors and controls to the OEMs) who then re-sold the Water Systems products, usually combined with pumps and related products, to the specialty water systems distributors. The Company also announced in the third quarter of 2004 the purchase of a pump manufacturer. The acquisition of certain assets of JBD, Inc. (formerly the Jacuzzi brand pump manufacturer) was completed in the fourth quarter of 2004. With the announcements of these two changes in our marketing and operating strategies, the Company became a competitor to many of the pump OEMs, as well as a supplier. The Company believes that these strategic changes will result in increased sales and earnings; however, actual results may vary.

The Company’s sales have historically been dependent on a limited number of customers.

As of the end of fiscal year 2004, approximately 40 percent of the Company’s consolidated sales were attributable to two customers, both of which were pump OEMs. With the announcements of the Company’s changes in marketing and operating strategies discussed above, the Company reduced its dependency on the pump OEMs, which lowered the potential sales loss if one of these customers reduced its purchases from the Company. At the end of fiscal year 2005, these two pump OEM customers accounted for approximately 28 percent of the Company’s consolidated sales. The Company believes that the strategic initiatives announced in 2004 will continue to reduce the potential sales risk; however, actual results may vary.

The Company has increased competition due to industry consolidation and new entrants into the Company’s existing markets.

The Company is a global leader in the production and marketing of groundwater and fuel pumping systems. The industry in which the Company operates has experienced significant consolidation in recent years, primarily in the pump OEM companies, and has realized new entrants. Some of the Company’s competitors have substantially greater financial resources than the Company. The Company believes that consistency of product quality, timeliness of delivery, service, continued product innovation, as well as price, are the principal factors considered by customers in selecting suppliers. The Company further believes that successful implementation of the strategic initiatives (discussed above) and execution of the principal factors will enhance the Company’s competitive position; however, actual results may vary.

Additional Risks to the Company

The Company is subject to various risks occurring in the normal course of business. Exhibit 99.1 sets forth a list of risks, including those identified above, that may adversely affect the Company and is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintains its principal executive offices in Bluffton, Indiana; manufacturing plants are located in the United States and abroad. Location and approximate square footage for the Company's principal facilities are described below. All principal properties are owned or held under operating leases.

The Company's principal properties are as follows:

Location	Acres of Land	Approximate Square Feet

Berzo Demo, Italy (1)	-	23,000
Bluffton, Indiana	35.8	406,000
Brno, Czech Republic	2.3	86,000
Gas City (Grant County), Indiana	9.0	24,000
Linares, Mexico	10.0	200,000
Little Rock, Arkansas (1)	-	252,000
Madison, Wisconsin (1)	15.0	92,000
Motta di Livenza, Italy (2)	5.0	90,000
Muskegon, Michigan (2)	3.5	75,000
Redding, California (1)	3.4	34,000
Saco, Maine (1)	2.9	17,000
Siloam Springs, Arkansas	32.6	240,000
Suzhou, China	4.9	51,000
Wilburton, Oklahoma	30.0	327,000
Wittlich, Rhineland, Germany	6.9	126,000
Eleven facilities, each with less than 25,000 square feet (3)	-	86,000

Total	161.3	2,129,000

In the Company’s opinion, its facilities are suitable for their intended use, adequate for the Company’s business needs, and in good condition.

(1) Leased facility.
(2) In conjunction with the Company’s Global Manufacturing Realignment Program (see Note 14), these facilities have been converted from manufacturing to warehousing and may be sold or leased in the future.
(3) Nine of the facilities are leased and in the aggregate have approximately 84,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and all positions and offices held by the executive officers of the Company as of December 31, 2005 are:

Name	Age	Positions and Offices	In This Office Since

R. Scott Trumbull	57	Chairman of the Board and Chief Executive Officer	2003
Peter C. Maske	55	Senior Vice President and President of Europa	1999
Gregg C. Sengstack	47	Senior Vice President, International & Fueling Systems	2005
Thomas J. Strupp	52	Vice President, Chief Financial Officer and Secretary	2005
Donald R. Hobbs	64	Vice President, Office of the Chairman	2005
Thomas A. Miller	56	Vice President, Engineering and Electronic Technology	2005
Kirk M. Nevins	62	Vice President, Office of the Chairman	2005
Robert J. Stone	41	Vice President, Sales, Marketing and Technology	2005
Daniel J. Crose	57	Vice President, North American Submersible Operations	2003
Gary D. Ward	50	Vice President, Human Resources	2004

All executive officers are elected annually by the Board of Directors at the Board meeting held in conjunction with the annual statutory meeting of shareowners. All executive officers hold office until their successors are duly elected or until their death, resignation, or removal by the Board. All executive officers have been in executive or management positions of Franklin Electric for the last five years with the exception of R. Scott Trumbull, Daniel J. Crose and Thomas J. Strupp.

R. Scott Trumbull has been a Director of Franklin for the last six years and was Executive Vice President and Chief Financial Officer of Owens-Illinois, Inc. prior to joining Franklin Electric as Chairman of the Board and Chief Executive Officer in 2003.

Daniel J. Crose was Senior Vice President of Operations at Hamilton Beach/Proctor Silex, Inc. prior to joining Franklin Electric in 2001.

Thomas J. Strupp was Vice President of Sales and Marketing at Pentair Water Group, Inc. prior to joining Franklin Electric in 2005. Previously, he held other executive positions in finance and general management with Sta-Rite Industries, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

The number of shareowners of record as of February 3, 2006 was 933. The Company's stock is traded on Nasdaq National Market: Symbol FELE.

All share and per share data included in this Form 10-K reflect the Company’s two-for-one stock split effected in the form of a 100 percent stock distribution made on June 15, 2004. Dividends paid and the price range per common share as quoted by the Nasdaq National Market for 2005 and 2004 were as follows:

DIVIDENDS PER SHARE			PRICE PER SHARE
	2005	2004	2005		2004
			Low	High	Low	High
1st Quarter	$.08	$.07	$37.360	$44.310	$29.005	$34.160
2nd Quarter	$.10	$.08	$34.540	$40.820	$29.060	$40.250
3rd Quarter	$.10	$.08	$37.010	$45.290	$35.000	$43.000
4th Quarter	$.10	$.08	$39.200	$44.750	$36.080	$43.480

Issuer Repurchases of Equity Securities:

The following table shows certain information relating to the Company’s repurchases of common stock for the three months ended December 31, 2005 under the Company’s stock repurchase program.

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as	that May Yet be
	Of Shares	Price Paid	Part of Publicly	Purchased Under
	Purchased	per Share	Announced Plan	the Plan
Period
Oct 2, 2005
Nov 5, 2005	-	$ -		669,400

Nov 6, 2005
Dec 3, 2005	-	$ -		669,400

Dec 4, 2005
Dec 31, 2005	35,708	$ 40.7839	35,708	633,692

Total	35,708	$ 40.7839	35,708

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements. The information set forth below is not necessarily indicative of future operations.

FIVE YEAR FINANCIAL SUMMARY

FRANKLIN ELECTRIC CO., INC.
(In thousands, except per share amounts and ratios)
	2005	2004	2003	2002	2001
	(a)	(b)		(c)
Operations:
Net sales	$439,559	$404,305	$359,502	$354,872	$322,908
Gross profit	147,814	130,185	111,001	104,498	92,871
Interest expense	766	488	1,107	1,317	1,193
Income taxes	25,084	20,951	16,847	18,273	16,235
Net Income	46,009	38,083	34,480	32,204	27,150
Depreciation and amortization	14,971	15,143	13,748	12,878	12,660
Capital expenditures	17,845	21,110	15,261	15,568	6,709
Balance sheet:
Working capital (d)	$138,998	$111,697	$82,640	$62,762	$69,158
Property, plant and equipment, net	95,732	95,924	83,916	76,033	58,839
Total assets	379,762	333,473	281,971	258,583	195,643
Long-term debt	12,324	13,752	14,960	25,946	14,465
Shareowners’ equity	267,562	234,333	192,938	153,138	123,269
Other data:
Net income to sales	10.5%	9.4%	9.6%	9.1%	8.4%
Net income to average total assets	12.9%	12.4%	12.8%	14.2%	13.8%
Current ratio (e)	3.2	3.1	2.8	2.2	2.7
Number of common shares outstanding	22,485	22,041	21,828	21,648	21,336
Per share:
Market price range
High	$45.29	$43.48	$32.80	$30.27	$21.32
Low	34.54	29.01	23.00	19.95	16.00
Net income per weighted-average common share	2.07	1.73	1.59	1.48	1.25
Net income per weighted-average common share, assuming dilution	1.98	1.65	1.52	1.42	1.19
Book value (f)	11.54	10.17	8.53	6.74	5.42
Cash dividends on common stock	0.38	0.31	0.27	0.26	0.24

____________________________________________________________________________________________________
(a) Includes the results of operations of the Company’s wholly-owned subsidiary, Phil-Tite Enterprises, and the effect of an equity investment in Pioneer Pump, Inc., both acquired in the third quarter of 2005.
(b) Includes the results of operations of the Company’s wholly-owned subsidiary, Franklin Pump Systems, since the acquisition of certain assets of JBD, Inc. in the third quarter of 2004.
(c) Includes the results of operations of the Company’s wholly-owned subsidiaries, Coverco S.r.l. and Intelligent Controls, Inc., since their acquisition in the first and third quarters of 2002, respectively.
(d) Working capital = Current assets minus Current liabilities
(e) Current ratio = Current assets divided by Current liabilities
(f) Book value = Shareowners equity divided by weighted average common shares, assuming full dilution

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales and earnings for 2005 were up from 2004. The increase in sales was primarily related to sales from acquisitions. Sales growth was benefited by price realization gains and organic growth in Water Systems pump unit shipments. Earnings improved in 2005 primarily due to the increased sales as well as reduced manufacturing costs from the Company’s growing production base in Mexico, The Czech Republic, and China. These improvements were partially offset by higher commodity costs and increased fixed costs incurred in connection with the Company’s channel strategy change for Water Systems product distribution. Included in the results for 2005 are restructuring expenses of $1.9 million pre-tax, down from $5.5 million pre-tax in 2004.

RESULTS OF OPERATIONS

Net sales for fiscal year 2005 were a record $439.6 million, an increase of $35.3 million or 9 percent compared to 2004 sales of $404.3 million. Incremental sales related to acquisitions for fiscal year 2005 were about $17.5 million or 4 percent of sales. The majority of the sales growth from acquisitions resulted from the JBD, Inc. (the former Jacuzzi Brand) pump company. Sales growth was benefited by price realization gains and organic growth in Water Systems pump unit shipments. Water Systems product sales worldwide were up about 10 percent for fiscal year 2005 compared to 2004. Sales revenue increases in all of our Water Systems product categories during the year (including submersible motors, pumps, and drives and controls) were partially offset by slightly lower unit volumes of motors and controls due to customers buying ahead of announced price increases in 2004. The sales increase in 2005 for water related products by customers principally in the North American market accounted for about $33.6 million or 15 percent. The sales increase by European customers was about $1.8 million for 2005 or 2 percent (when comparing both years at the current year exchange rate). Sales increased by gains in price realization of approximately $28 million in 2005 resulting from increases in product selling prices, changes in customer sales discount programs and greater direct sales to distribution customers. Incremental sales for 2005 related to the acquisition of the assets of JBD, Inc. were about $16.1 million. Fueling Systems product sales worldwide were up about 2 percent compared to the prior year, mostly related to an acquisition in the third quarter. Sales related to the acquisition of Phil-Tite Enterprises (Phil-Tite), a manufacturer of fuel containment systems, were about $1.4 million in 2005.

Net sales for 2004 were $404.3 million, an increase of $44.8 million or 12 percent compared to 2003 sales of $359.5 million. Foreign currencies, particularly the euro, strengthened relative to the U.S. dollar during 2004. The impact of this change in exchange rates was a $10.2 million or 3 percent increase in the Company’s reported 2004 sales. Excluding the impact of changes in foreign currencies, net sales increased $34.6 million or about 9 percent. The sales volume increase for Water Systems products, by customers principally in the North American market, accounted for about $12.4 million or 3 percent for 2004. The sales increase by European customers was about $5.4 million for 2004 (when comparing both years at the current year exchange rate). The sales volume increase related primarily to increased sales of small submersible motor products worldwide, including electronic drives and controls to North American customers. Price increases, which were necessary due to significant increased costs for certain commodities used in the manufacture of the electric motors, primarily steel and copper, were $10.9 million for 2004 or 3 percent of the 2004 increase in sales revenue. Sales related to the acquisition of the assets of JBD, Inc. were $5.7 million. Sales of Fueling Systems products increased about $3.1 million during 2004 compared to 2003. Sales of Fueling Systems products increased primarily due to increased demand from service station equipment suppliers for submersible motors and monitoring equipment.

Cost of sales as a percent of net sales for 2005, 2004, and 2003 was 66.4 percent, 67.8 percent and 69.1 percent, respectively. Cost of sales as a percent of net sales decreased in 2005 from 2004 primarily as a result of increased sales volume, leveraging fixed costs, and improving profit margin. The improvement in gross profit from sales volume was offset by increased costs for certain commodities used in the manufacture of the electric motors, primarily steel and copper, of $5.8 million for 2005. Manufacturing costs have been reduced as approximately 23 percent of global Water Systems manufacturing man-hours were in relatively low-cost countries (Mexico, The Czech Republic, and China) in 2005 versus about 13 percent in 2004. Cost of sales as a percent of net sales decreased in 2004 from 2003 primarily as a result of increased sales volume, leveraging fixed costs, and improving profit margin. Gross profit was further improved by increases in selling prices. Cost increases for certain commodities, used in the manufacture of the electric motors were $9.3 million for 2004.

Selling and administrative (“SG&A”) expense as a percent of net sales for 2005, 2004, and 2003 was 17.2 percent, 16.0 percent and 16.5 percent, respectively. SG&A costs increased about $10.6 million in 2005 over 2004 partially due to increased selling and marketing expenses of about $3.4 million related to the change in distribution channels. The Company expanded its sales force and increased other selling expenses related to a broader customer base with the addition of specialty water systems distributors. Incremental SG&A expenses related to acquisitions were about $2.7 million for 2005. SG&A costs increased about $5.5 million in 2004 over 2003 partially due to the effect of changes in the foreign exchange rate of $1.0 million. The Company further incurred selling and marketing expenses of about $1.0 million related to the announced change in distribution channels. The Company incurred additional SG&A costs related to the continued growth of new electronic products related to submersible motors; higher commissions related to the increased sales; general insurance cost increases; and costs of internal control compliance procedures associated with the Sarbanes-Oxley Act in 2004.

Restructuring expenses of $1.9 million and $5.5 million were incurred during 2005 and 2004, respectively. The expenses (included in “Restructure Expense” on the income statement) related to the Global Manufacturing Realignment Program (see Note 14). The costs were primarily for severance and other employee related expenses, as well as, equipment transfers and travel. The Company has substantially completed the consolidation of manufacturing facilities in North America and Europe. The first phase of the Realignment Program was estimated to cost in total $10.0 million pre-tax from its inception in 2003. This phase of the ongoing program resulted in actual pre-tax restructuring expense of $7.5 million over the two year period. The first phase of the Realignment Program is considered substantially complete at the end of 2005.

Interest expense for 2005, 2004, and 2003 was $0.8 million, $0.5 million and $1.1 million, respectively. Interest expense increased in 2005 due to increased interest rates. Interest expense decreased in 2004 due primarily to lower outstanding debt.

Included in other income for 2005, 2004, and 2003 was interest income of $1.4 million, $0.5 million and $0.4 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.

Foreign currency-based transactions produced a gain for 2005 of $0.2 million primarily due to fluctuations between the U.S. dollar and the Chinese Yuan and Mexican Peso.  The foreign currency-based transaction loss, $0.5 million, in 2004 was due primarily to the euro rate changes relative to other currencies in Europe. A gain was realized for 2003 of $0.3 million due primarily to the strengthening euro relative to the U.S. dollar during most of 2003.

The provision for income taxes in 2005, 2004, and 2003 was $25.1 million, $21.0 million and $16.8 million, respectively. The effective tax rates were 35.3, 35.5 and 32.8 percent for 2005, 2004 and 2003, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and R&D credits and due to the effects of state and foreign income taxes, net of federal tax benefits. The lower rate of 32.8 percent for 2003 was down from the 2005 and the 2004 rates as a result of prior years’ tax credits realized in 2003. The tax credits resulted from tax planning activities performed in 2002 and 2003 in the areas of foreign income exclusion and R&D credits.

Net income for 2005 was $46.0 million, or $1.98 per diluted share, compared to 2004 net income of $38.1 million, or $1.65 per diluted share. Net income for 2003 was $34.5 million, or $1.52 per diluted share. Share and per share data for 2004 and 2003 reflects the Company’s two-for-one stock split effected in the form of a 100 percent stock distribution made on June 15, 2004.

CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $74.2 million, $57.5 million and $47.0 million in 2005, 2004, and 2003, respectively. The primary source of cash from operations was earnings. Significant uses of operating cash flow in 2005, 2004, and 2003 were related to increases in inventory, $10.6 million, $1.2 million and $2.1 million, respectively. Inventories increased significantly in 2005 as the Company increased finished goods availability for distribution customers as a part of its new distribution channel strategy. Accounts receivable, accounts payable, and other accrued expenses were significant sources of operating cash flow in 2005. Accounts receivable increases were primarily attributable to the timing of payments received from customers and increased sales during 2005. Accounts payable increases were primarily attributable to the timing of payments made to vendors and increased inventories during 2005. In both 2004 and 2003, payments of $4.0 million were made to qualified employee benefit plans.

Net cash flows used in investing activities were $63.5 million, $30.4 million and $15.5 million in 2005, 2004, and 2003, respectively. The Company paid $36.0 million for short-term investment securities, net of short-term investment securities sold (see Note 2) in 2005. The Company paid an aggregate of $8.5 million for acquisitions in 2005, net of cash acquired. The acquisitions consisted of $5.6 million for Phil-Tite and $2.9 million for an equity investment in Pioneer. The primary use of cash for investing activities in 2004 and 2003 was additions to property, plant and equipment. Another use of cash in 2004 was for the acquisition of certain assets of JBD, Inc. for $9.3 million.

Net cash flows used in financing activities were $9.0 million, $7.1 million and $24.0 million in 2005, 2004, and 2003, respectively. The Company paid $8.5 million, $6.8 million and $5.9 million in dividends on the Company’s common stock in 2005, 2004, and 2003, respectively. Another principal use of cash was purchases of Company common stock under the Company’s repurchase program. During 2005, 2004, and 2003, the Company repurchased 366,308 shares of its common stock for $13.8 million, 102,800 for $3.1 million and 380,294 for $9.8 million, respectively. The primary use of cash for financing activities in 2003 was the repayment of long term debt, $19.9 million.

Cash and cash equivalents at the end of 2005 were $52.1 million compared to $50.6 million at the end of 2004, and $30.0 million at the end of 2003. Working capital increased $27.3 million in 2005 and the current ratio of the Company was 3.2 for 2005 compared to a current ratio of 3.1 and 2.8 at the end of 2004 and 2003, respectively.

Principal payments of $1.0 million per year on the Company’s $20.0 million of unsecured long-term debt began in 1998 and will continue until 2008 when a balloon payment of $10.0 million will fully retire the debt. In September 2004, the Company entered into an unsecured, 60-month $80.0 million revolving credit agreement (the “Agreement”). The Agreement includes a facility fee of one-tenth of one percent on the committed amount. The Company had no outstanding borrowings under the Agreement at December 31, 2005. The Company is subject to certain financial covenants with respect to borrowings, interest coverage, working capital, loans or advances, and investments. The Company was in compliance with all debt covenants at all times in 2005, 2004, and 2003.

At December 31, 2005, the Company had $3.6 million of commitments primarily for the purchase of machinery and equipment, and building expansions. Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet current commitments.

AGGREGATE CONTRACTUAL OBLIGATIONS
Most of the Company’s contractual obligations to make payments to third parties are debt obligations. In addition, the Company has certain contractual obligations for future lease payments, as well as, purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)
		Less Than			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Debt	$12.3	$1.0	$11.3	$-	$-
Interest	2.1	0.8	1.3	-	-
Capital leases	1.3	0.3	0.6	0.4	-
Operating leases	13.4	3.1	4.2	2.4	3.7
Purchase obligations	3.6	3.6	-	-	-
	$32.7	$8.8	$17.4	$2.8	$3.7

Note: The Company also has pension and other post-retirement benefit obligations not included in the table above which will result in future payments.

ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”, which requires compensation costs related to share-based payment transactions be recognized in the financial statements. With minor exceptions, the amount of compensation costs will be measured based on the grant-date fair value of the equity or liability instruments issued, over the period that the employee provides service in exchange for the award. In addition, liability awards will be re-measured each reporting period. This pronouncement is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The impact on the Company’s results of operations or financial position as of the adoption of this pronouncement is not expected to be materially different from the pro-forma results.

In May 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will still be handled according to guidance in APB Opinion 20 “Accounting Changes” as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement at that time, and account for accounting changes and errors accordingly. The Company does not expect a material impact on its results of operations or financial position.

In October 2005, FASB issued FASB Staff Position (FSP) No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”. Assuming all other criteria of the grant date definition have been met, grant date is the date the award is approved in accordance with an entity’s corporate governance provisions, provided the award is a unilateral grant, whereby the recipient cannot negotiate the key terms and award conditions. As well the key terms and conditions are expected to be communicated to the recipient within a relatively short time from the date of approval. This FSP guidance is effective upon adoption of FASB 123(R). The Company will evaluate this guidance, but does not expect a material impact on its results of operations or financial position.

In November 2005, FASB issued FSP No. FAS 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the APIC pool in paragraph 81 of Statement 123 (R). The guidance in this FSP is effective after November 10, 2005 as posted to the FASB website. The Company may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company will evaluate this guidance, but does not expect a material impact on its results of operations or financial position.

In November 2005, FASB issued FSP Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addressees the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. The Company will review FSP Nos. FAS 115-1 and 124-1, but does not expect the adoption of this FSP to have a material impact on its operating results or financial position.

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

Revenue Recognition:
Products are shipped utilizing common carriers direct to customers or, for consignment products, to customer-specified warehouse locations. Sales are recognized when the Company’s products are shipped direct or, in the case of consignment products, transferred from the customer-specified warehouse location to the customer, at which time transfer of ownership and risk of loss pass to the customer. The Company records net sales revenues after discounts at the time of sale based on specific discount programs in effect, historical data and experience.

Accounts Receivable and Allowance for Uncollectible Accounts:
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

Goodwill and Other Intangible Assets:
Under the requirements of SFAS No. 142, “Goodwill and other Intangible Assets”, goodwill is no longer amortized; however it is tested for impairment annually or more frequently whenever events or change in circumstances indicate that the asset may be impaired. The Company performs impairment reviews for its reporting unit using future cash flows based on management’s judgments and assumptions. An asset’s value is impaired if the estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated are less than the carrying amount of the reporting unit including goodwill. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the reporting unit including goodwill over the fair value. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Income Taxes:
Under the requirements of SFAS No. 109, “Accounting for Income Taxes”, the Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to deferred tax assets and liabilities.

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

Pension and Employee Benefit Obligations:
With the assistance of the Company’s actuaries the discount rate to be used to determine pension and post-retirement plan liabilities is selected using a yield-curve approach. The yield-curve approach discounts each expected cash flow of the liability stream at an interest rate based on high quality corporate bonds. The present values of the discounted cash flows are summed and an equivalent weighted-average discount rate is calculated. A change in the discount rate selected by the Company of 25 basis points would result in a change of about $0.1 million of employee benefit expense. The Company consults with actuaries, asset allocation consultants and investment advisors to determine the expected long term rate of return on plan assets based on historical and projected rates of return on the types of assets in which the plans have invested. A change in the long term rate of return selected by the Company of 25 basis points would result in a change of about $0.3 million of employee benefit expense (see Note 5).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of inter-company balances utilizing a global netting system and limited use of foreign currency denominated debt. Interest rate exposure is limited to variable rate interest borrowings under the Company’s revolving credit agreement, certain overdraft facilities at the Company’s foreign subsidiaries and an interest rate swap. Additional information regarding the use of an interest rate swap is included in Note 9 to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands, except per share amounts)	2005	2004	2003

Net sales	$439,559	$404,305	$359,502
Cost of sales	291,745	274,120	248,501
Gross profit	147,814	130,185	111,001
Selling and administrative expenses	75,448	64,867	59,365
Restructure expense	1,920	5,536	-
Operating income	70,446	59,782	51,636
Interest expense	(766)	(488)	(1,107)
Other income	1,200	219	532
Foreign exchange income (loss)	213	(479)	266
Income before income taxes	71,093	59,034	51,327
Income taxes	25,084	20,951	16,847
Net income	$46,009	$38,083	$34,480

Per share data:
Basic earnings per share	$2.07	$1.73	$1.59
Diluted earnings per share	$1.98	$1.65	$1.52
Dividends per common share	$.38	$.31	$.27

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

ASSETS
	2005	2004
(In thousands)

Current assets:
Cash and equivalents	$52,136	$50,604
Investments	35,988	-
Receivables (less allowances of $2,204 and $2,281, respectively)	30,165	39,312
Inventories:
Raw materials	25,267	25,346
Work-in-process	10,647	7,939
Finished goods	51,754	44,912
LIFO reserve	(17,287)	(15,755)
	70,381	62,442

Other current assets (including deferred income taxes of $10,744 and $10,391, respectively)	14,350	13,784
Total current assets	203,020	166,142

Property, plant and equipment, at cost:
Land and buildings	53,106	52,809
Machinery and equipment	164,926	163,968
	218,032	216,777
Less allowance for depreciation	122,300	120,853
	95,732	95,924

Deferred and other assets	23,028	14,010
Goodwill	57,982	57,397
Total Assets	$379,762	$333,473

See Notes to Consolidated Financial Statements.

LIABILITIES AND SHAREOWNERS' EQUITY
	2005	2004
(In thousands)

Current liabilities:
Current maturities of long-term debt and short-term borrowings	$1,303	$1,304
Accounts payable	26,409	16,594
Accrued liabilities	34,223	33,354
Income taxes	2,087	3,193
Total current liabilities	64,022	54,445
Long-term debt	12,324	13,752
Deferred income taxes	4,296	6,304

Employee benefit plan obligations	25,830	18,801

Other long-term liabilities	5,728	5,838

Shareowners' equity:
Common shares (45,000 shares authorized, $.10 par value)
outstanding (22,485 and 22,041, respectively)	2,249	2,204
Additional capital	74,717	52,743
Retained earnings	190,381	166,557
Loan to ESOP trust	(432)	(665)
Accumulated other comprehensive income	647	13,494
Total shareowners' equity	267,562	234,333
Total liabilities and shareowners' equity	$379,762	$333,473

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

	2005	2004	2003
(In thousands)

Cash flows from operating activities:
Net income	$46,009	$38,083	$34,480
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,971	15,143	13,748
Deferred income taxes	284	1,219	3,117
Loss on disposals of plant and equipment	174	187	489
Changes in assets and liabilities
Receivables	7,354	(1,243)	4,875
Inventories	(10,642)	(1,167)	(2,140)
Accounts payable and other accrued expenses	14,006	7,305	(4,439)
Employee benefit plans	2,420	(3,491)	(2,584)
Other, net	(412)	1,471	(582)
Net cash flows from operating activities	74,164	57,507	46,964
Cash flows from investing activities:
Additions to plant and equipment	(17,845)	(21,110)	(15,261)
Proceeds from sale of plant and equipment	1,073	29	241
Additions to other assets	(2,184)	(10)	(434)
Purchase of securities	(236,773)	-	-
Proceeds from sale of securities	200,785	-	-
Cash paid for acquisition	(8,509)	(9,307)	-
Net cash flows from investing activities	(63,453)	(30,398)	(15,454)
Cash flows from financing activities:
Borrowing of long-term debt	-	-	6,648
Repayment of long-term debt	(1,280)	(1,553)	(19,853)
Borrowing on line of credit and short-term borrowings	-	-	11,000
Repayment of line of credit and short-term borrowings	-	-	(11,024)
Proceeds from issuance of common stock	14,298	4,110	4,750
Purchases of common stock	(13,775)	(3,091)	(9,782)
Reduction of loan to ESOP Trust	233	232	233
Dividends paid	(8,447)	(6,815)	(5,946)
Net cash flows from financing activities	(8,971)	(7,117)	(23,974)

Effect of exchange rate changes on cash	(208)	650	2,293
Net change in cash and equivalents	1,532	20,642	9,829
Cash and equivalents at beginning of year	50,604	29,962	20,133
Cash and equivalents at end of year	$52,136	$50,604	$29,962

Cash paid during 2005, 2004, and 2003 for interest was $0.7 million, $0.6 million and $1.2 million, respectively. Also, cash paid during 2005, 2004 and 2003 for income taxes was $19.3 million, $19.0 million and $13.8 million, respectively.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY AND COMPREHENSIVE INCOME

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands)
	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Loan to ESOP Trust	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
Balance year end 2002	21,647	$2,164	$32,997	$125,308	$(1,130)	$(6,201)
Net income				34,480			$34,480
Currency translation adjustment						10,983	10,983
Pension liability adjustment						1,988	1,988
Comprehensive income, net of tax							$47,451
Dividends on common stock				(5,946)
Common stock issued	748	74	7,722
Common stock repurchased or received for stock options exercised	(567)	(56)	28	(14,785)
Tax benefit of stock options exercised			5,079
Loan payment from ESOP	_____	____	_____	______	233	____
Balance year end 2003	21,828	2,182	45,826	139,057	(897)	6,770

Net income				38,083			$38,083
Currency translation adjustment						6,935	6,935
Pension liability adjustment						(211)	(211)
Comprehensive income, net of tax							$44,807
Dividends on common stock				(6,815)
Common stock issued	338	35	4,495
Common stock repurchased or received for stock options exercised	(124)	(13)		(3,768)
Tax benefit of stock options exercised			2,422
Loan payment from ESOP	______	______	______	________	232	_______
Balance year end 2004	22,042	2,204	52,743	166,557	(665)	13,494

Net income				46,009			$46,009
Currency translation adjustment						(9,405)	(9,405)
Pension liability adjustment						(3,442)	(3,442)
Comprehensive income, net of tax							$33,162
Dividends on common stock				(8,447)
Common stock issued	810	82	15,002
Common stock repurchased or received for stock options exercised	(366)	(37)		(13,738)
Tax benefit of stock options exercised			6,972
Loan payment from ESOP	______	______	______	________	233	____
Balance year end 2005	22,486	$2,249	$74,717	$190,381	$(432)	$647

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year--The Company's fiscal year ends on the Saturday nearest December 31. The financial statements and accompanying notes are as of and for the years ended December 31, 2005 (52 weeks), January 1, 2005 (52 weeks) and January 3, 2004 (53 weeks) and are referred to as 2005, 2004, and 2003, respectively.

Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries.

Revenue Recognition:--Products are shipped utilizing common carriers direct to customers or, for consignment products, to customer specified warehouse locations. Sales are recognized when the Company’s products are shipped direct or, in the case of consignment products, transferred from the customer specified warehouse location to the customer, at which time transfer of ownership and risk of loss pass to the customer. The Company records net sales revenues after discounts at the time of sale based on specific discount programs in effect, historical data, and experience.

Cash Equivalents--Cash equivalents consist of highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations, and have original or purchased maturities of three months or less.

Research and Development Expenses--The Company’s research and development activities are charged to expense in the period incurred.

Fair Value of Financial Instruments--The carrying amounts for cash and equivalents, long-term debt, and short-term debt approximate fair value. The fair value of long-term debt is estimated based on current borrowing rates for similar issues and current exchange rates for foreign currency denominated amounts. The Company’s off-balance sheet instruments consist of operating leases which are not significant (see Note 15).

Accounts Receivable and Allowance for Uncollectible Accounts--Accounts receivable are stated at estimated net realizable value. Accounts receivable comprise balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Inventories--Inventories are stated at the lower of cost or market. Domestic inventory cost is determined using either the last-in, first-out (LIFO) method or the first-in, first-out (FIFO) method. Inventories stated on the LIFO method approximated 31.5 percent and 33.1 percent of total inventories in 2005 and 2004, respectively. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts, reserves are recorded or changed.

Property, Plant and Equipment--Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided principally on a straight line basis over the estimated useful lives of 5 to 50 years for land improvements and buildings, 2 to 10 years for machinery, equipment, furniture, and fixtures. Leasehold improvements are depreciated over their estimated useful life, or the life of the lease, whichever is shorter. Maintenance, repairs, and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives of buildings, improvements, and equipment are capitalized. Accelerated methods are used for income tax purposes. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Goodwill and Other Intangible Assets-- Under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and other Intangible Assets”, goodwill is not amortized; however, it must be tested for impairment, at least annually. Under this guidance, the Company performs goodwill impairment testing for its reporting segment, annually or more frequently whenever events or a change in circumstances indicate that the asset may be impaired. Goodwill is then adjusted in the event of impairment. Amortization continues to be recorded for other intangible assets with definite lives.

Stock-Based Compensation--The Company accounts for its stock-based compensation plans under the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No expense for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

For pro forma information regarding net income and earnings per share, the fair value for the options awarded in 2005, 2004, and 2003 for all fixed stock option plans was estimated as of the date of the grant using a Black-Scholes option valuation model. The following table sets forth the weighted-average assumptions for 2005, 2004, and 2003, respectively.

	2005	2004	2003
Risk-free interest rate	3.75%	3.60%	3.34%
Dividend yield	.77%	.63%	.88%
Volatility factor	.194	.181	.211
Weighted-average expected life	5.3 years	6 years	6 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option’s vesting period. The impact on the Company’s results of operations of financial position, as a result of apply SFAS No. 123(R), is not expected to be materially different from the pro forma results of operations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

(In millions, except per share amounts)
	2005	2004	2003
Reported net income	$46.0	$38.1	$34.5
Add: Stock-based employee compensation expense*	.1	-	-
Less: Total fair value computed stock-based compensation, net of tax*	(1.6)	(1.5)	(1.5)
Pro forma net income	$44.5	$36.6	$33.0

Reported net income available per common share	$2.07	$1.73	$1.59
Pro forma net income available per common share	$2.00	$1.67	$1.52

Reported net income available per common share, assuming dilution	$1.98	$1.65	$1.52
Pro forma net income available per common share, assuming dilution	$1.92	$1.59	$1.46
*Includes expense related to restricted stock reported in net income.

The weighted-average grant-date fair value of options granted during 2005, 2004, and 2003 was $9.60, $7.47 and $6.06, respectively.

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

Use of Estimates--Management’s best estimate of certain amounts is required in preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and actual results could differ from those estimates.

Reclassifications--Certain prior year amounts are reclassified when necessary to conform to the current year presentation. All share and per share data included in these financial statements reflect the Company’s two-for-one stock splits effected in the form of a 100 percent stock distribution made on June 15, 2004.

Accounting Pronouncements-- On December 16, 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”, which requires compensation costs related to share-based payment transactions be recognized in the financial statements. With minor exceptions, the amount of compensation costs will be measured based on the grant-date fair value of the equity or liability instruments issued, over the period that the employee provides service in exchange for the award. In addition, liability awards will be re-measured each reporting period. This pronouncement is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The impact on the Company’s results of operations or financial position as of the adoption of this pronouncement is not expected to be materially different from the pro-forma results.

In May 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will still be handled according to guidance in APB Opinion 20 “Accounting Changes” as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement at that time, and account for accounting changes and errors accordingly. The Company does not expect a material impact on its results of operations or financial position.

In October 2005, FASB issued FASB Staff Position (FSP) No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”. Assuming all other criteria of the grant date definition have been met, grant date is the date the award is approved in accordance with an entity’s corporate governance provisions, provided the award is a unilateral grant, whereby the recipient cannot negotiate the key terms and award conditions. As well the key terms and conditions are expected to be communicated to the recipient within a relatively short time from the date of approval. This FSP guidance is effective upon adoption of FASB 123(R). The Company will evaluate this guidance, but does not expect a material impact on its results of operations or financial position.

In November 2005, FASB issued FSP No. FAS 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the APIC pool in paragraph 81 of Statement 123 (R). The guidance in this FSP is effective after November 10, 2005 as posted to the FASB website. The Company may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company will evaluate this guidance, but does not expect a material impact on its results of operations or financial position.

In November 2005, FASB issued FSP Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addressees the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. The Company will review FSP Nos. FAS 115-1 and 124-1, but does not expect the adoption of this FSP to have a material impact on its operating results or financial position.

2. INVESTMENTS

As of December 31, 2005, the Company held $36.0 million of current investments consisting of auction rate municipal bonds classified as available-for-sale securities and titled “Investments” in the balance sheet. Investments in these securities are recorded at cost, which approximates fair market value due to the variable interest rates, which typically reset every 7 to 35 days. While the underlying municipal bonds have stated contractual maturities which may be long-term, the Company has the ability to quickly liquidate these securities. As a result, there were no cumulative unrealized holding gains (losses) or realized gains (losses) from these current investments. All income generated from these current investments was recorded as “Other income” in the statement of income. Cash paid for these securities and proceeds from the sale of these securities have been included under the “Cash flows from investing activities” section of the cash flow statement.

The Company also holds an equity interest, 35 percent, in Pioneer Pump, Inc., which is accounted for using the equity method and is included as part of “Deferred and other assets” in the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends. At December 31, 2005, the carrying value of the investment was $6.0 million.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of the following:

(In millions)	2005	2004

Land and Building	$52.8	$52.8
Machinery and Equipment	164.9	164.0
	217.7	216.8
Allowance for Depreciation	(122.3)	(120.9)
Other - Held for Sale	0.3	-

Total	$95.7	$95.9

The Company classifies certain assets as “Held-for-sale” at the lower of their carrying value or fair market value, according to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company uses the purchase method of accounting for business combinations and accounts for goodwill on an impairment-only basis in accordance with SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively. During the fourth quarter of each year, the Company performs its annual impairment testing required by SFAS No. 142, unless events or circumstances would indicate earlier impairment testing. No impairment loss was required to be recognized.

Information regarding the Company’s other intangible assets, which is included in “Deferred and other assets”, and goodwill follows:

(in millions)	2005	2004

Amortized intangibles
Patents	$5.9	$3.5
Supply agreements	10.0	10.4
Other	4.2	1.7
Accumulated amortization	(10.1)	(9.3)
Total	$10.0	$6.3

Goodwill	$58.0	$57.4

Amortization expense related to intangible assets for the twelve months ended December 31, 2005 and January 1, 2005, was $1.4 and $2.1 million respectively. Amortization expense for each of the five succeeding years is projected as $1.3 million, $1.2 million, $1.1 million, $1.1 million and $1.0 million for fiscal 2006, 2007, 2008, 2009, 2010, respectively.

Other changes in the carrying amount of intangibles and goodwill reflect foreign currency fluctuations.

In the third quarter 2005, the Company recorded $1.7 million as an intangible asset when it purchased certain unpatented technology to expand the Company’s centrifugal pump line. Also in the third quarter, the Company acquired the stock of Phil-Tite Enterprises, whereby $2.4 million was recorded as intangibles and $2.8 million as goodwill. In the second quarter 2005, the Company recorded $1.0 million as an intangible asset when it purchased certain pump designs and intellectual property from a third party.

Acquisitions

During 2005, the Company purchased the stock and certain intangible assets of Phil-Tite Enterprises for their estimated fair value of $6.0 million and 35 percent of the stock of Pioneer Pump Inc. for $5.9 million. During 2004, the Company acquired certain assets of JBD, Inc., a pump manufacturer located in Little Rock, Arkansas, for their estimated fair value of approximately $9.3 million.

Acquisitions are recorded using the purchase method of accounting. Accordingly, a portion of the aggregate purchase price is allocated to the net assets acquired based on the estimated fair values. When applicable, the excess of purchase price over the fair value of the net assets acquired is recorded as goodwill. The acquisitions did not materially affect the Company’s financial statements.

5. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans - As of December 31, 2005, the Company maintains three domestic pension plans and one German pension plan. The Company uses a December 31 measurement date for its plans.

The following table sets forth aggregated information related to the Company’s pension benefits and other postretirement benefits, including changes in the benefit obligations, changes in plan assets, funded status, amounts recognized in the Consolidated Balance Sheets, and actuarial assumptions:

(In millions)
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation, beginning of year	$141.3	$132.9	$16.0	$13.2
Service cost	3.9	4.3	0.4	0.4
Interest cost	7.7	7.5	0.8	0.9
Plan amendments	-	-	-	2.4
Actuarial gain/loss	5.6	6.2	(1.4)	.7
Settlements paid	(1.0)	(1.0)	-	-
Benefits paid	(7.4)	(8.7)	(1.5)	(1.6)
Foreign currency exchange impact	(1.1)	0.1	-	-
Benefit obligation, end of year	$149.0	$141.3	$14.3	$16.0

Change in plan assets:
Fair value of assets, beginning of year	$133.9	$119.6	$-	$-
Actual return on plan assets	6.2	18.0	-	-
Company contributions	1.6	5.7	1.5	1.6
Settlements paid	(1.0)	(1.0)	-	-
Benefits paid	(7.4)	(8.7)	(1.5)	(1.6)
Foreign currency exchange impact	(.6)	.3	-	-
Fair value of assets, end of year	$132.7	$133.9	$-	$-

Reconciliation of funded status:
Funded status	$(16.3)	$(7.4)	$(14.3)	$(16.0)
Unrecognized net loss	8.8	1.8	2.2	3.6
Unrecognized transition obligation	-	-	3.4	3.9
Unrecognized prior service cost	4.2	4.0	2.0	2.2
Net amount recognized	$(3.3)	$(1.6)	$(6.7)	$(6.3)

Amounts recognized in the Consolidated Balance Sheets:
Employee benefit plan obligations	$(16.8)	$(9.2)	$(6.7)	$(6.3)
Accrued expenses	(0.1)	(0.1)	-	-
Deferred income taxes	3.7	1.4	-	-
Deferred and other assets	4.3	4.1	-	-
Accumulated other comprehensive income	5.6	2.2	-	-
Net amount recognized	$(3.3)	$(1.6)	$(6.7)	$(6.3)

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Increase in minimum liability included in other comprehensive income	$3.4	$0.2	$-	$-

Actuarial assumptions used to determine benefit obligations:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.65%	5.75%	5.65%	5.75%
Rate of increase in future compensation	3-8.00%	2.5-7.00%	3-8.00%	2.5-7.00%
(Graded)		(Graded )	(Graded )	(Graded )

Actuarial assumptions used to determine periodic benefit cost:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of increase in future compensation	3-8.00%	2.5-7.00%	3-8.00%	2.5-7.00%
(Graded)		(Graded )	(Graded )	(Graded )
Expected long-term rate of return on plan assets	8.50%	9.25%	-	-

The accumulated benefit obligation for the Company’s qualified defined benefit pension plans was $131.1 million and $124.6 million at December 31, 2005 and January 1, 2005.

The following table sets forth aggregated net periodic benefit cost for 2005, 2004, and 2003:

(In millions)
	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003

Service cost	$3.9	$4.3	$4.1	$0.4	$0.4	$0.3
Interest cost	7.7	7.5	7.6	0.8	0.9	0.8
Expected return on assets	(10.3)	(10.9)	(10.6)	-	-	-
Amortization of unrecognized obligation/(asset)	-	-	-	0.5	0.5	0.5
Prior service cost	1.7	1.4	1.5	0.2	0.2	-
Loss/(Gain)	0.2	-	(0.2)	0.1	0.2	0.2
Net periodic benefit cost	$3.2	$2.3	$2.4	$2.0	$2.2	$1.8
Settlement	0.3	0.3	0.2	-	-	-
Total benefit cost	$3.5	$2.6	$2.6	$2.0	$2.2	$1.8

The Company consults with actuaries, asset allocation consultants and investment advisors to determine the expected long- term rate of return on plan assets. Plan assets are invested in a diversified portfolio of equity and fixed-income securities in order to maximize the long-term return for a prudent level of risk. Furthermore, equity investments are diversified across growth, value, small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, plan liquidity needs and corporate financial condition. Based on these analyses the Company has assumed the expected long-term rate of return on plan assets will be 8.5 percent. The qualified plans asset allocations at December 31, 2005, and January 1, 2005, by asset category are as follows:

	Plan Assets at December 31

	2005	2004

Equity Securities	74%	74%
Fixed Income Securities	26%	26%
Total	100%	100%

Equity securities include Company stock of $18.5 million (14 percent of total plan assets) and $25.5 million (20 percent of total plan assets) at December 31, 2005 and January 1, 2005, respectively.

The Company’s German pension plan is partially funded with insurance contracts up to maximums established by German tax legislation. Benefits above the statutory maximums are recorded in the Company’s balance sheet.

One of the Company’s four pension plans covers certain management employees. The Company does not fund this plan, and its assets were zero in 2005 and 2004. The plan’s projected benefit obligation and accumulated benefit obligation were $6.1 million and $4.8 million, respectively, at December 31, 2005, and $6.4 million and $5.0 million, respectively, at January 1, 2005.

The Company estimates total contributions to the plans of $2.6 million in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)
	Pension	Other
	Benefits	Benefits
2006	$8.9	$1.2
2007	8.4	1.2
2008	8.7	1.2
2009	9.9	1.2
2010	9.0	1.2
Years 2011 through 2015	53.3	6.3

The Company’s other postretirement benefit plans provide health and life insurance benefits to domestic employees hired prior to 1992. The Company effectively capped its cost for those benefits through plan amendments made in 1992, freezing Company contributions for insurance benefits at 1991 levels for current and future beneficiaries with actuarially reduced benefits for employees who retire before age 65. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. After reviewing the Act, it was determined that there was no direct impact to the Company’s postretirement medical plan. However, to assist retirees in maintaining their current standard of living, the Company decided to make a one-time increase to its post-65 benefit payment to retirees. The accumulated postretirement benefit obligation for this benefit change increased $2.4 million.

Defined Contribution Plans - The Company maintains an integrated 401(k) and Employee Stock Ownership Plan (ESOP). In 1996 and 1992, the ESOP Trustee acquired shares of Company common stock on the open market using the proceeds of a ten-year, $0.3 million loan and a fifteen-year, $3.0 million loan, respectively, from the Company. Under the terms of the variable rate loan (6.31 percent at December 31, 2005), principal plus interest is payable in equal annual installments. The shares of stock purchased with the loan proceeds are collateral for the loan and are considered outstanding for purposes of calculating earnings per share.

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

At December 31, 2005, 441,475 shares were allocated to the accounts of participants, 29,268 shares were committed to be released and allocated to the accounts of participants for service rendered during 2005, and 54,051 shares were held by the ESOP Trust in suspense. The following table sets forth the interest expense and Company contributions to the integrated ESOP and 401(k) Plan.

(In millions)
	2005	2004	2003
Interest expense incurred by the plan on ESOP debt	$0.0	$0.0	$0.1
Company contributions to integrated plan	$0.6	$0.9	$1.0

6. ACCRUED LIABILITIES

Accrued liabilities consist of:

(In millions)
	2005	2004

Salaries, wages, and commissions	$13.5	$13.9
Product warranty costs	7.0	7.1
Insurance	5.2	6.6
Employee benefits	2.2	2.1
Other	6.3	3.7
	$34.2	$33.4

7. INCOME TAXES

Income before income taxes consisted of:

(In millions)
	2005	2004	2003

Domestic	$55.2	$48.1	$42.5
Foreign	15.9	10.9	8.8
	$71.1	$59.0	$51.3

The income tax provision consisted of:

(In millions)
	2005	2004	2003

Current payable:
Federal	$15.9	$12.9	$9.3
Foreign	6.6	5.0	3.0
State	2.3	1.8	1.4
Deferred:
Federal	0.6	1.8	2.1
Foreign	(0.8)	(0.7)	0.7
State	0.5	0.1	0.3
	$25.1	$20.9	$16.8

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In millions)
	2005	2004
Deferred tax assets:
Accrued expenses and reserves	$5.7	$5.7
Compensation and employee benefits	10.1	7.6
Other items	1.6	1.5
Total deferred tax assets	17.4	14.8

Deferred tax liabilities:
Accelerated depreciation on fixed assets	10.4	9.0
Other items	0.6	1.7
Total deferred tax liabilities	11.0	10.7

Net deferred tax assets	$6.4	$4.1

The portions of current and non-current deferred tax assets and liabilities were as follows:

(In millions)
	2005		2004

	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current	$11.0	$0.3	$10.6	$0.2
Non-current	6.4	10.7	4.2	10.5
	$17.4	$11.0	$14.8	$10.7

The valuation allowance for deferred tax assets was not significant in 2005 and 2004.

The differences between the statutory and effective tax rates were as follows:

	2005	2004	2003

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	2.1	2.2
Extraterritorial income exclusion	(1.0)	(1.8)	(4.0)
R&D tax credits	(0.5)	(0.7)	(1.2)
Other items	(0.7)	0.9	0.8
Effective tax rate	35.3%	35.5%	32.8%

8. DEBT

Long-term debt consisted of:

(In millions)
	2005	2004

Insurance Company - - 6.31 percent, principal payments of $1.0 million due in annual installments, with a balloon payment of $10.0 in 2008 ($1.9 denominated in JPY at 12/31/05)	$12.3	$13.3
Capital Leases	1.3	1.8
	13.6	15.1
Less Current Maturities	(1.3)	(1.3)
	$12.3	$13.8

The following debt payments are expected to be paid:

(In millions)

	Total	Year 1	Year 2	Year 3	Year 4	Year 5
Debt	$12.3	$1.0	$1.0	$10.3	$-	$-
Capital Leases	1.3	0.3	0.3	0.3	0.4	0.0
	$13.6	$1.3	$1.3	$10.6	0.4	$0.0

On September 9, 2004, the Company entered into an unsecured, 60-month, $80.0 million revolving credit agreement (the “Agreement”). The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (EBITDA). The Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments. The Company had no outstanding borrowings under the Agreement at December 31, 2005. The Company also has certain overdraft facilities at its foreign subsidiaries.

The Company was in compliance with all debt covenants, at all times, in 2005 and 2004.

9. INTEREST RATE RISK

On September 24, 2003 the Company entered into a fixed-to-variable interest rate swap to achieve a desired proportion of variable vs. fixed rate debt. The fixed-to-variable interest rate swap is accounted for as a fair value hedge, per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, with effectiveness assessed based on changes in the fair value of the underlying debt using incremental borrowing rates currently available on loans with similar terms and maturities. The effective gain or loss on the interest rate swap and that of the underlying debt are equal and offsetting, resulting in no net effect to earnings. The fair value of this hedge instrument was $(0.3) million at December 31, 2005 and is recorded in “Other assets” and “Other long-term liabilities” in the balance sheet.

The swap contract has a notional amount of $10 million and matures on November 10, 2008. Per the terms of the swap contract, the Company receives interest at a fixed rate of 6.31 percent and pays interest at a variable rate based on the three month LIBOR rate plus a spread. The average variable rate paid by the Company in 2005 was 6.4 percent. The differential in interest rates on the swap is recognized as an adjustment of interest expense over the term of the agreement.

10. SHAREOWNERS' EQUITY

The Company had 22,485,416 shares of common stock (45,000,000 shares authorized, $.10 par value) outstanding at the end of 2005.

During 2005, 2004, and 2003, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased a total of 366,308 shares for $13.8 million, 102,800 shares for $3.1 million and 380,294 shares for $9.8 million, respectively. Of these shares, 300,000 were repurchased from an officer of the Company in 2003. All repurchased shares were retired.

During 2004 and 2003, under terms of a Company stock option plan, participants delivered 21,312 shares for $0.7 million and 186,832 shares for $5.0 million, respectively, of Company common stock as consideration for stock issued upon the exercise of stock options. There were no such transactions in 2005. Of these shares, 21,312 in 2004 and 163,776 in 2003 were from officers of the Company. The shares delivered to the Company were subsequently retired.

In 2005, 2004, and 2003, the Company recorded a $7.0 million, $2.4 million and $5.1 million, respectively, reduction in deferred tax liability and an increase to shareowners’ equity as a result of stock option exercises.

Accumulated other comprehensive gain (loss), consisting of the currency translation adjustment and the pension liability adjustment, was $6.2 million and $(5.6) million, respectively, at December 31, 2005, and $15.7 million and $(2.2) million, respectively, at January 1, 2005.

11. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)
	2005	2004	2003
Numerator:
Net Income	$46.0	$38.1	$34.5

Denominator:
Basic
Weighted-average common shares	22.2	22.0	21.6

Diluted
Effect of dilutive securities:

Employee and director incentive stock options and awards	1.0	1.1	1.0

Adjusted weighted-average common shares	23.2	23.1	22.6

Basic earnings per share	$2.07	$1.73	$1.59

Diluted earnings per share	$1.98	$1.65	$1.52

12. STOCK-BASED COMPENSATION

The Company has authorized the grant of options to purchase common stock and award shares of common stock of the Company, to employees and non-employee directors of the Company and its subsidiaries under two fixed stock plans. The plans and the original number of authorized shares available for grants are as follows:

Shares
Franklin Electric Co., Inc. Stock Option Plan	3,600,000
Franklin Electric Co., Inc. Stock Plan - options	1,150,000
Franklin Electric Co., Inc. Stock Plan - awards	150,000

During 2005, all remaining authorized shares available for grant under the Franklin Electric Co., Inc. Stock Option Plan were awarded. On April 29, 2005, the Franklin Electric Co., Inc. Stock Plan (the “Stock Plan”) was approved by the Company’s shareholders. Under the Stock Plan, employees and non-employee directors may be granted stock options or stock awards.

Stock Option Grants:
Under each of the above plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and the options expire ten years after the date of the grant. Generally, options granted to non-employee directors vest 33 percent a year and become fully vested and exercisable after three years. Options granted to employees vest at 20 or 25 percent a year and become fully vested and exercisable after five years or four years, respectively. Subject to the terms of the plans, in general, the aggregate option price and any applicable tax withholdings may be satisfied in cash or its equivalent, or by the plan participant’s delivery of shares of the Company’s common stock owned more than six months, having a fair market value at the time of exercise equal to the aggregate option price and/or the applicable tax withholdings.

A summary of the Company’s fixed stock option plans activity and related information for 2005, 2004, and 2003 follows:

(shares in thousands)
	2005		2004		2003
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	2,401	$20.610	2,534	$18.925	2,928	$16.060

Granted	183	40.926	199	30.569	456	23.895
Exercised	(777)	18.388	(331)	13.663	(748)	10.425
Forfeited	(14)	27.524	-	-	(102)	21.230
Outstanding at end of year	1,793	$23.600	2,402	$20.610	2,534	$18.925

The following summarizes information about fixed stock options outstanding at December 31, 2005:

(shares in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/05	Weighted-Average Exercise Price
		(in years)

$10.50 to 17.50	509	4.45	$16.22	485	$16.17
17.51 to 29.00	913	6.36	22.84	521	22.40
29.01 to 44.55	371	8.64	35.57	50	31.30

$10.50 to 44.55	1,793	6.29	$23.60	1,056	$19.97

Stock Awards:
Under the Stock Plan, employees and non-employee directors may be granted stock awards or grants of restricted shares of the Company’s common stock, vesting subject to the employees’ performance of certain goals. The Stock Plan is an amendment and restatement of the Franklin Electric Co., Inc. Key Employee Performance Incentive Stock Plan (the “Incentive Plan”), established in 2000. Prior to April 29, 2005, 16,300 shares had been awarded under the Incentive Plan and an additional 150,000 shares were authorized for stock awards under the Stock Plan. During 2005, 17,992 shares of the Company’s common stock were awarded to non-employee directors. Also during 2005, 15,000 shares of restricted stock, subject to five year cliff vesting and attainment of certain performance goals, were awarded to executive employees. During 2004, 6,300 shares of restricted stock, subject to four year cliff vesting and attainment of certain performance goals, were awarded to non-executive employees. No shares were awarded in 2003. At December 31, 2005, 127,008 shares were available for future awards.

13. SEGMENT AND GEOGRAPHIC INFORMATION

Based on the management approach established by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”, the Company’s business consists of two operating segments based on the principal end market served: the Water Systems segment and the Fueling Systems segment.

The Water Systems segment designs, manufactures and sells motors, pumps, electronic controls, and related parts and equipment primarily for use in submersible water and other fluid system applications. The Fueling Systems segment designs, manufactures and sells pumps, electronic controls, and related parts and equipment primarily for use in submersible fueling system applications. The Fueling Systems segment integrates and sells motors and electronic controls produced by the Water Systems segment.

Under SFAS No. 131’s aggregation criteria, the Company’s operating segments have been combined into a single reportable segment. As a result, there are no significant differences between reportable segment financial information and the Company’s consolidated results.

Net sales by product category, net of inter-company balances, is as follows:

	2005	2004	2003
Water Systems	$367.1	$333.5	$291.8
Fueling Systems	72.5	70.8	67.7
Total	$439.6	$404.3	$359.5

Geographical information

	Net Sales			Long-lived assets

	2005	2004	2003	2005	2004	2003
United States	$275.5	$254.3	$230.6	$51.6	$48.5	$43.9
Foreign	164.1	150.0	128.9	44.1	47.4	40.0
Total	$439.6	$404.3	$359.5	$95.7	$95.9	$83.9

ITT Industries, Inc., and its various subsidiaries and affiliates, accounted for 14.9 percent, 19.2 percent and 18.0 percent of the Company’s consolidated sales in 2005, 2004, and 2003, respectively. Pentair Corporation and its various subsidiaries and affiliates, accounted for 12.6 and 20.7 percent, of the Company’s consolidated sales in 2005 and 2004, respectively. Sta-Rite Industries, Inc., formerly a part of the manufacturing subsidiary of Wisconsin Energy Corporation, accounted for 13.6 percent of the Company’s consolidated sales in 2003. Sta-Rite Industries, Inc. was acquired by Pentair Corporation during 2004 and its sales have been included with Pentair’s sales for 2004 and 2005.

14. RESTRUCTURING

The Company incurred $1.9 million of expenses during 2005 (included in “Restructure Expense” on the income statement) related to its Global Manufacturing Realignment Program. The costs in 2005 were primarily for asset impairment, equipment transfers, travel, severance, and other employee related expenses. The Company has substantially completed the consolidation of the Motta de Livenza, Italy factory into other European factories as well as the Fueling Systems consolidation. While ramp up of the Linares, Mexico facility will continue, the operations contemplated in the original plan have begun. Therefore, the Company’s Realignment Program announced in late 2003 is considered substantially complete. The program was originally estimated to cost about $10.0 million and has been completed for a total cost of about $7.5 million incurred during 2005 and 2004. Costs related to equipment transfers and impairments, severance and other employee related costs were less than the original estimates.

The components and use of the restructuring reserve is summarized below:

(in millions)	Severance Benefits:	Other

Balance January 1, 2005	$0.3	$0.0

Restructuring Expense	0.1	1.8

Cost Incurred	(0.4)	(1.8)

Balance December 31, 2005	$0.0	$0.0

15. CONTINGENCIES AND COMMITMENTS

The Company is defending various claims and legal actions, including environmental matters, which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be successfully defended or resolved without a material adverse effect on the Company’s financial position, results of operations, and net cash flows.

Total rent expense charged to operations for operating leases including contingent rentals was $4.3 million, $3.4 million and $3.0 million for 2005, 2004 and 2003, respectively. The future minimum rental payments for non-cancelable operating leases as of December 31, 2005, are as follows: 2006, $3.1 million; 2007, $2.4 million; and 2008, $1.8 million. Rental commitments subsequent to 2008 are not significant by year, but aggregated are $6.1 million in total.

Below is a table that shows the activity in the warranty accrual accounts:

(In millions)
	2005	2004

Beginning Balance	$7.1	$5.4

Accruals related to product warranties	5.4	4.9

Reductions for payments made	(5.5)	(3.2)

Ending Balance	$7.0	$7.1

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial information for 2005 and 2004 is as follows:

(In millions, except per share amounts)

	Net Sales	Gross Profit	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2005

1st Quarter	$82.4	$25.5	$5.8	$0.26	$0.25
2nd Quarter	123.5	41.4	13.6	0.61	0.59
3rd Quarter	119.1	40.3	13.2	0.59	0.57
4th Quarter	114.6	40.6	13.4	0.60	0.58
	$439.6	$147.8	$46.0	$2.07	$1.98
2004

1st Quarter	$80.2	$23.6	$5.1	$0.23	$0.22
2nd Quarter	106.2	34.5	10.9	0.50	0.48
3rd Quarter	110.3	36.1	11.1	0.51	0.48
4th Quarter	107.6	36.0	11.0	0.50	0.47
	$404.3	$130.2	$38.1	$1.73	$1.65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the “Company”) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the index under Part IV, Item 15 (a) 2. We also have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and financial schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
February 9, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis material information relating to the Company to be included in the Company’s periodic reporting under the Exchange Act.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2005.

Report of Independent Registered Public Accounting Firm:
The consolidated financial statements and management’s assessment of the effectiveness of the Company’s internal control over financial reporting have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the attestation report of Deloitte & Touche LLP on management’s assessment is presented on page 39.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2006, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT."

The information concerning Item 405 disclosures of delinquent Form 3,4 or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2006, under the heading of “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors required by this Item 10 is set forth in the Company’s Proxy Statement to the Annual Meeting of Shareholders to be held on April 28, 2006 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES.”

The Company’s board of directors has determined that Jerome D. Brady, Diana S. Ferguson, and Thomas L. Young, the Audit Committee members, are “audit committee financial experts” as defined by Item 401(h) of Regulation’s S-K of the Exchange Act, and are “independent” within the meaning of Item 7 (d)(3)(iv) of schedule 14A of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2006, under the headings of "INFORMATION ABOUT THE BOARD AND ITS COMMITTEES," "PERSONNEL AND COMPENSATION COMMITTEE REPORT," "SUMMARY COMPENSATION TABLE," "OPTION GRANTS IN 2005 FISCAL YEAR," "AGGREGATED OPTION EXCERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES”, "PENSION PLANS" and "AGREEMENTS," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2006, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2006, under the headings of “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and "AGREEMENTS," and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2006 under the heading “Principal Accountant Fees and Services”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Form 10-K Annual Report(page)

(a) 1. Financial Statements - Franklin Electric

Report of Independent Registered Public Accounting Firm	39
Consolidated Statements of Income for the three years ended December 31, 2005	18
Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	19-20
Consolidated Statements of Cash Flows for the three years ended December 31, 2005	21
Consolidated Statements of Shareowners' Equity for the three years ended December 31, 2005	22
Notes to Consolidated Financial Statements(including quarterly financial data)	23-38

2. Financial Statement Schedules - Franklin Electric

II. Valuation and Qualifying Accounts	42

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

3. Exhibits

See the Exhibit Index located on pages 44-45. Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years 2005, 2004, and 2003
(In millions)

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Other		Balance at end of period

Allowance for doubtful accounts:

2005	$2.3	$0.1	$0.2(A	)	$0.0(B	)	$2.2

2004	$1.9	$0.3	$0.0(A	)	$0.1(B	)	$2.3

2003	$1.9	$0.3	$0.3(A	)	$0.0		$1.9

NOTES:

(A)	Uncollectible accounts written off, net of recoveries.
(B)	Allowance for doubtful accounts related to accounts receivable of acquired companies at date of acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Electric Co., Inc.

/s/ R. SCOTT TRUMBULL
R. Scott Trumbull
Chairman of the Board and Chief
Date: February 10, 2006	Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 10, 2006.

/s/ R. SCOTT TRUMBULL	Chairman of the Board and Chief
R. Scott Trumbull	Executive Officer (Principal
Executive Officer)

/s/ THOMAS J. STRUPP	Vice President, Chief
Thomas J. Strupp	Financial Officer and Secretary
(Principal Financial and Accounting
Officer)

/s/ JEROME D. BRADY
Jerome D. Brady	Director

/s/ DIANA S. FERGUSON
Diana S. Ferguson	Director

/s/ DAVID A. ROBERTS
David A. Roberts	Director

/s/ DAVID M. WATHEN
David M. Wathen	Director

/s/ HOWARD B. WITT
Howard B. Witt	Director

/s/ THOMAS L. YOUNG
Thomas L. Young	Director

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated herein by reference to the Company's Form 10-Q for the quarter ended October 1, 2005)

3.2	By-Laws of Franklin Electric Co., Inc. as amended July 23, 2004 (incorporated herein by reference to the Company’s Form 10-Q for the quarter ended July 3, 2004)

10.1 Rights Agreement dated as of October 15, 1999 between Franklin Electric Co., Inc. and Illinois Stock Transfer Company (incorporated herein by reference to the Company's registration statement on Form 8-A dated October 15, 1999)

10.2 Franklin Electric Co., Inc. Stock Option Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-K for the fiscal year ended January 3, 2004)*

10.3 Franklin Electric Co., Inc. Stock Plan (incorporated herein by reference to the Company’s 2005 Proxy Statement for the Annual Meeting held on April 29, 2005, and included as Exhibit A to the Proxy Statement)*

10.4 Franklin Electric Co., Inc. Non-employee Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10-K for the fiscal year ended December 30, 2000)*

10.5 Amended and Restated Franklin Electric Co., Inc. Pension Restoration Plan (incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10-K for the fiscal year ended December 29, 2001)*

10.6 Employment Agreement dated December 3, 2002 between the Company and Scott Trumbull (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended December 28, 2002)*

10.7 Amendment to Amended Employment Agreement dated July 25, 2005 between the Company and Gregg C. Sengstack (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 23, 2005)*

10.8
Amended Employment Agreement dated December 20, 2002 between the Company and Gregg C. Sengstack (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-K for the fiscal year ended December 28, 2002)*

10.9 Employment Agreement dated July 25, 2005 between the Company and Thomas J. Strupp (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 23, 2005)*

10.10 $80,000,000 Credit Agreement dated as of September 9, 2004 between the Company and Bank One, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ended October 2, 2004)

10.11 Amended and Restated Note Purchase and Private Shelf Agreement dated September 9, 2004 between the Company and the Prudential Insurance Company of America (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended October 2, 2004)

10.12 Consulting Agreement dated January 31, 2003 between the Company and William H. Lawson (incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended December 28, 2002)*

10.13 Consulting Agreement dated August 1, 2005 between the Company and Jess B. Ford (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 1, 2005)*

10.14 Managing Director Service Contract dated August 1, 2003 between Franklin Electric Europa GmbH and Mr. Peter-Christian Maske (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.15 Confidentiality and Non-Compete Agreement dated February 11, 2005 between the Company and R. Scott Trumbull, Gregg C. Sengstack, Daniel J. Crose, Donald R. Hobbs, Thomas A. Miller, Kirk M. Nevins, Robert J. Stone, and Gary Ward and dated July 25, 2005 between the Company and Thomas J. Strupp (incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.16 Executive Officer Annual Incentive Cash Bonus Program (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.17 Agreement for Employee Stock Award dated March 3, 2005 between the Company and Robert Stone (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 3, 2005)*

10.18 Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 2, 2005)*

10.19 Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended April 2, 2005)*

10.20 Form of Restricted Stock Agreement for Non-Director Employees*

10.21 Form of Restricted Stock Agreement for Director Employees*

21	Subsidiaries of the Registrant

   23  Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.1   Forward-Looking Statements

* Management Contract, Compensatory Plan, or Arrangement