Form 10-Q
period 2006-04-01
FRANKLIN ELECTRIC CO INC
filed 2006-05-08
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________
FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 1, 2006
$.10 par value	22,646,412 shares

FRANKLIN ELECTRIC CO., INC.

Index

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of April 1, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Income for the First Quarter Ended April 1, 2006 and April 2, 2005	4

	Condensed Consolidated Statements Of Cash Flows for the First Quarter Ended April 1, 2006 and April 2, 2005	5

	Notes to Condensed Consolidated Financial Statements	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

Exhibit Index		19

Exhibits		20-35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	April 1,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and equivalents	$69,378	$52,136
Investments	-	35,988
Receivables, less allowances of $2,220 and $2,204, respectively	42,446	30,165
Inventories	80,929	70,381
Other current assets (including deferred income taxes of $10,887 and $10,744, respectively)	14,900	14,350
Total current assets	207,653	203,020
Property, plant and equipment, net	95,861	95,732
Deferred and other assets (including deferred income taxes of $335 and $0, respectively)	22,497	23,028
Goodwill	58,393	57,982
Total assets	$384,404	$379,762

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$1,309	$1,303
Accounts payable	20,508	26,409
Accrued expenses	28,601	34,223
Income taxes	3,433	2,087
Total current liabilities	53,851	64,022

Long-term debt	12,350	12,324
Deferred income taxes	4,369	4,296
Employee benefit plan obligations	25,899	25,830
Other long-term liabilities	5,630	5,728

Shareowners' equity:
Common shares (45,000 shares authorized, $.10 par value)
outstanding (22,646 and 22,485, respectively)	2,265	2,249
Additional capital	80,030	74,717
Retained earnings	197,625	190,381
Loan to ESOP Trust	(200)	(432)
Accumulated other comprehensive income	2,585	647
Total shareowners' equity	282,305	267,562

Total liabilities and shareowners' equity	$384,404	$379,762

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)

	First Quarter Ended
	April 1,	April 2,
	2006	2005

Net sales	$110,980	$82,434

Cost of sales	74,388	56,955

Gross profit	36,592	25,479

Selling and administrative expenses	21,615	16,272

Restructuring expense	-	205

Operating income	14,977	9,002

Interest expense	(193)	(172)
Other income, net	445	151
Foreign exchange gain/(loss)	(45)	11

Income before income taxes	15,184	8,992

Income taxes	5,485	3,181

Net income	$9,699	$5,811

Per share data:

Basic earnings per share	$.43	$.26

Diluted earnings per share	$.42	$.25

Dividends per share	$.10	$.08

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	First Quarter Ended
	April 1,	April 2,
	2006	2005
Cash flows from operating activities:
Net income	$9,699	$5,811
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,075	3,944
Stock based compensation	894	-
Deferred income taxes	261	849
Loss/(gain) on disposals of plant and equipment	(5)	28
Changes in assets and liabilities:
Receivables	(12,053)	3,337
Inventories	(9,911)	(18,297)
Accounts payable and other accrued expenses	(9,330)	(2,657)
Excess tax from share-based payment arrangements	(1,176)	-
Employee benefit plan obligations	(23)	(324)
Other, net	(668)	(827)
Net cash flows from operating activities	(18,237)	(8,136)

Cash flows from investing activities:
Additions to plant and equipment	(2,912)	(2,145)
Proceeds from sale of plant and equipment	45	1,023
Additions to deferred and other assets	(52)	(3)
Purchase of securities	(63,500)	(60,000)
Proceeds from sale of securities	99,488	41,989
Net cash flows from investing activities	(33,069)	(19,136)

Cash flows from financing activities:
Repayment of long-term debt	(70)	(72)
Proceeds from issuance of common stock	3,036	3,710
Excess tax from share-based payment arrangements	1,176	-
Purchases of common stock	(198)	(2,110)
Reduction of loan to ESOP Trust	232	233
Dividends paid	(2,258)	(1,768)
Net cash flows from financing activities	1,918	(7)

Effect of exchange rate changes on cash	492	(261)
Net change in cash and equivalents	17,242	(27,540)
Cash and equivalents at beginning of period	52,136	50,604
Cash and equivalents at end of period	$69,378	$23,064

Cash paid during the first quarter 2006 and 2005 for interest was $0.2 million and $0.2 million, respectively.
Cash paid during the first quarter 2006 and 2005 for income taxes was $3.7 million and $3.6 million, respectively.

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all accounting entries and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Prior year amounts are reclassified when necessary to conform to current year presentation. Operating results for the first quarter ended April 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 31, 2005.

Note 2: Investments

As of April 1, 2006, the Company held no investments in current assets. All income generated from investments held during the first quarter ended April 1, 2006 was recorded as other income, net. Cash paid for these securities and proceeds from the sale of these securities have been included as part of “Cash flows from investing activities” section of the cash flow statement.

The Company also holds a 35 percent equity interest, in Pioneer Pump, Inc. which is accounted for using the equity method and is included as part of “Deferred and other assets” in the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends. At April 1, 2006, the carrying value of the investment was $5.5 million.

Note 3: Inventories

Inventories consist of the following:

(In millions)	April 1,	December 31,
	2006	2005
Raw Materials	$25.9	$25.3
Work in Process	10.7	10.6
Finished Goods	61.8	51.8
LIFO Reserve	(17.5)	(17.3)
Total Inventory	$80.9	$70.4

Note 4: Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:

(In millions)	April 1,	December 31,
	2006	2005
Land and Building	$53.2	$52.8
Machinery and Equipment	167.3	164.9
	220.5	217.7
Allowance for Depreciation	(124.9)	(122.3)

Other - Held for Sale	0.3	0.3

	$95.9	$95.7

Note 5: Goodwill and Other Intangible Assets

The carrying amount of the Company’s intangible assets, which is included in “Deferred and other assets” in the balance sheet, and goodwill include:

	April 1,	December 31,
(In millions)	2006	2005

Amortized intangibles
Patents	$5.9	$5.9
Supply agreements	10.0	10.0
Other	4.3	4.2
Accumulated amortization	(10.6)	(10.1)
Total	$9.6	$10.0

Goodwill	$58.4	$58.0

Changes in the carrying amount of intangibles and goodwill reflect foreign currency fluctuations.

Amortization expense related to intangible assets for the first quarter ended April 1, 2006 and April 2, 2005, was $0.4 million.

During the first fiscal quarter, there has been no change in the projected amortization expense for each of the five succeeding years as reported in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Note 6: Employee Benefits

The following table sets forth aggregated net periodic benefit cost:

(In millions)	Pension Benefits
	First Quarter Ended
	April 1,	April 2,
	2006	2005
Service cost	$1.1	$1.1
Interest cost	2.2	1.8
Expected return on assets	(2.8)	(2.5)
Amortization of unrecognized:
(Gain)/Loss	0.1	-
Prior service cost	0.4	0.3

Net periodic benefit cost	1.0	0.7
Settlement cost	0.0	0.1
Total benefit cost	$1.0	$0.8

	Other Benefits
	First Quarter Ended
(In millions)	April 1,	April 2,
	2006	2005
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Amortization of unrecognized:
obligation/(asset)	0.1	0.1
Prior service costs	0.1	0.1

Net periodic benefit cost	0.5	0.5

Total benefit cost	$0.5	$0.5

For the first quarter ended April 1, 2006, the Company made contributions to the plans of $0.5 million and expects to make additional contributions of $2.1 million in 2006.

Note 7: Tax Rates

The effective tax rate on income before income taxes in 2006 and 2005 varies from the United States statutory rate of 35 percent primarily due to the foreign income exclusion and R & D credits in 2005 and to the effects of state and foreign income taxes net of federal tax benefits.

Note 8: Shareowners' Equity

The Company had 22,646,412 shares of common stock (45,000,000 shares authorized, $.10 par value) outstanding as of April 1, 2006.

During the three months ended for 2006 and 2005, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 5,000 shares for $0.2 million and 54,400 shares for $2.1 million, respectively. All repurchased shares were retired.

Note 9: Earnings Per Share

Following is the computation of basic and diluted earnings per share:

(In millions, except	First Quarter Ended
per share amounts)	April 1,	April 2,
	2006	2005
Numerator:
Net Income	$9.7	$5.8

Denominator:
Basic
Weighted average common shares	22.6	22.1

Diluted
Effect of dilutive securities:

Employee and director incentive stock options and awards	0.5	1.1

Adjusted weighted average common shares	23.1	23.2

Basic earnings per share	$.43	$.26
Diluted earnings per share	$.42	$.25

Note 10: Other Comprehensive Income

Comprehensive income is as follows:

(In millions)	First Quarter Ended
	April 1,	April 2,
	2006	2005
Net income	$9.7	$5.8
Other comprehensive income (loss):
Foreign currency translation adjustments	2.0	(4.1)
Comprehensive income, net of tax	$11.7	$1.7

Accumulated other comprehensive income consists of the following:

(In millions)	April 1,	December 31,
	2006	2005
Cumulative foreign currency translation adjustment	$8.2	$6.2
Minimum pension liability adjustment, net of tax	(5.6)	(5.6)
Accumulated other comprehensive income	$2.6	$0.6

Note 11: Warranty

The Company provides warranties on most of its products. The warranty terms vary but are generally two years from date of manufacture or one year from date of installation. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. The Company actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The Company believes that its warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

Below is a table that shows the activity in the warranty accrual:

(In millions)	First Quarter Ended
	April 1,	April 2,
	2006	2005
Beginning Balance	$7.0	$7.1
Accruals related to product warranties	1.8	0.7
Reductions for payments made	(1.6)	(1.5)
Ending Balance	$7.2	$6.3

Note 12: Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the first quarter ended April 1, 2006, are $0.9 million and $0.6 million lower, respectively, and basic and diluted earnings per share for the quarter ended April 1, 2006 would have been $0.45 and $0.44, respectively, if the Company had continued to account for share-based compensation under APB Opinion 25.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.2 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

(In millions, except per share amounts)	First Quarter Ended
April 2,
2005
Reported net income	$5.8
Add: Stock-based employee compensation expense, net of tax	-
Deduct: Total fair value computed stock-based compensation, net of tax*	(0.4)
Pro forma net income	$5.4
Earnings per share:
Basic — as reported	$.26
Basic — pro forma	$.24
Diluted — as reported	$.25
Diluted — pro forma	$.23
*Includes expense related to restricted stock reported in net income.

The Company has authorized the grant of options to purchase common stock and award shares of common stock of the Company to employees and non-employee directors of the Company and its subsidiaries under two stock plans. The plans and the original number of authorized shares available for grants are as follows:

Authorized Shares
Franklin Electric Co., Inc. Stock Option Plan	3,600,000
Franklin Electric Co., Inc. Stock Plan - options	1,150,000
Franklin Electric Co., Inc. Stock Plan - awards	150,000

During 2005, all remaining authorized shares available for grant under the Franklin Electric Co., Inc. Stock Option Plan were awarded. On April 29, 2005, the Franklin Electric Co., Inc. Stock Plan (the “Stock Plan”) was approved by the Company’s shareholders. Under the Stock Plan, employees and non-employee directors may be granted stock options or stock awards. The Company currently issues new shares from its common stock outstanding balance to satisfy share option exercises and stock awards.

Stock Option Grants:
Under each of the above plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and the options expire ten years after the date of the grant. Generally, options granted to nonemployee directors vest 33 percent a year and become fully vested and exercisable after three years. Options granted to employees vest at 20 or 25 percent a year and become fully vested and exercisable after five years or four years, respectively. Subject to the terms of the plans, in general, the aggregate option price and any applicable tax withholdings may be satisfied in cash or its equivalent, or by the plan participant’s delivery of shares of the Company’s common stock owned more than six months, having a fair market value at the time of exercise equal to the aggregate option price and/or the applicable tax withholdings.

The fair value of each option award, both before and after the adoption of FASB 123(R), is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period. Options granted to retirement eligible employees were immediately expensed. In 2005, this amount was disclosed in the pro-forma exhibit while in 2006 it is recognized as an expense. The Company uses historical data to estimate the expected volatility of its stock; the weighted average expected life, the period of time options granted are expected to be outstanding; and its dividend yield. The risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant.

The assumptions used for the Black-Scholes model to determine the fair value of options granted in the first quarter of 2006 is as follows:

Risk-free interest rate	4.54%
Dividend yield	.70-.74%
Weighted-average dividend yield	.707%
Volatility factor	.3553-.3768
Weighted-average volatility	.359
Expected term	4-5 years

A summary of the Company’s stock option plans activity and related information, for the first quarter ended April 1, 2006 follows:

(shares in thousands)

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of period	1,793	$23.600
Granted	125	45.900
Exercised	(144)	21.144
Forfeited	(11)	25.215
Outstanding at end of period	1,763	$25.376	6.33	$51,616
Vested or expected to vest at end of period	1,655	$24.766	.51	$49,467
Exercisable at April 1, 2006	1,066	$21.244	5.39	$35,597

The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $16.43. The total intrinsic value of options exercised during the first quarter of 2006 was $0.8 million.

A summary of the Company’s nonvested shares activity and related information, for the first quarter ended April 1, 2006 follows:

(shares in thousands)

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at beginning of period	736	$7.033
Granted	126	16.429
Vested	(153)	7.196
Forfeited	(11)	5.844
Nonvested at end of period	698	$8.711

As of April 1, 2006 there was $4.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Stock Awards:
Under the Stock Plan, employees and nonemployee directors may be granted stock awards or grants of restricted shares of the Company’s common stock, vesting subject to the employees’ performance of certain goals. The Stock Plan is an amendment and restatement of the Franklin Electric Co., Inc. Key Employee Performance Incentive Stock Plan (the “Incentive Plan”), established in 2000. Prior to April 29, 2005, 16,300 shares had been awarded under the Incentive Plan and an additional 150,000 shares were authorized for stock awards under the Stock Plan.

The stock awards and the restricted stock awards cliff vest over either 4 or 5 years and the attainment of certain performance goals. Dividends are paid to the recipient prior to vesting. Stock awards granted to retirement eligible employees were immediately expensed in 2006. There were no grants made to retirement eligible employees in 2005.

A summary of the Company’s restricted stock award activity and related information, for the first quarter ended April 1, 2006 follows:

(shares in thousands)

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	21	$40.824
Awarded	19	45.798
Vested	-	-
Forfeited	(1)	40.720
Nonvested at end of period	39	$43.199

As of April 1, 2006 there was $1.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Note 13: Subsequent Events

Subsequent to April 1, 2006, the Company acquired the stock of Little Giant Pump Company for $121 million, subject to a purchase price adjustment based on closing date net working capital. Little Giant, formerly a wholly owned subsidiary of Tecumseh Products Company, is a leading worldwide provider of commercial and consumer water transfer solutions.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

Sales and earnings for the first quarter of 2006 were up from the same quarter of 2005. The increase in first quarter 2006 sales was primarily attributable to increased demand for Water Systems products from domestic distributors and pump manufacturers. Prior year first quarter sales and earnings were up from the same quarter of 2004. The increase in first quarter 2005 sales was attributable to the impact of changes in the Company’s sales discount programs, price increases, improved mix of direct sales to distributors and foreign exchange rate changes. Earnings improved in the first quarter of 2006 and 2005 primarily due to the increased sales. Earnings for the first quarter of 2006 were partially offset by stock based compensation expense and commodity price increases. The Company adopted SFAS No. 123(R) “Share Based Payments” as of January 2006. Earnings for the first quarter of 2005 were partially offset by increased commodity prices and expenses associated with the Company’s Global Manufacturing Realignment Program, the first phase of which was considered substantially complete as of the end of 2005.

Results of Operations

Net sales for the first quarter of 2006 were $111.0 million, an increase of $28.5 million or 35 percent from 2005 first quarter net sales of $82.4 million. Foreign currencies, particularly the euro, weakened relative to the U.S. dollar compared to the first quarter of 2005. The impact of the changes in exchange rates was a $2.0 million decrease in the Company’s reported 2006 sales. Sales related to the third quarter 2005 acquisition of Phil-Tite Enterprises were $0.9 million for the first quarter of 2006. Selling price changes increased net sales by $2.6 million or about 3 percent. The volume increase in sales is primarily attributable to higher demand for Water Systems products from domestic distributors and pump manufacturers. Submersible motor sales increased across the entire product range.  A portion of the motor sales growth may have been attributable to submersible motor inventory increases by major pump manufacturers purchasing additional quantities as a hedge against future supply uncertainties. Water Systems pump sales increased with unit volumes up over 150 percent in 2006 versus the first quarter of 2005. Fueling Systems product sales were also up about 35 percent from the prior year first quarter. Most of the Fueling Systems sales growth was the result of increased demand for Franklin’s piping and fuel pumping product lines. Net sales for European operations increased 6 percent in the first quarter of 2006 after the effect of foreign currency exchange rate changes or 15 percent in local currency.

Cost of sales as a percent of net sales for the first quarter of 2006 was 67.0 percent, down from the first quarter of 2005 of 69.1 percent. Cost of sales as a percent of net sales decreased primarily as a result of the increased sales. The decrease in cost of sales as a percent of net sales during the first quarter of 2006 was partially offset by increased costs for certain commodities used in the manufacture of electric motors, primarily copper.

Selling and administrative (“SG&A”) expenses, at $21.6 million for the first quarter of 2006, were up $5.3 million from the first quarter of 2005. The increase in the first quarter of 2006 was partially due to additional marketing and selling expenses of $1.2 million domestically related to the Water Systems distribution channel initiative and higher commissions and other compensation expenses tied to revenues and earnings, both of which increased relative to the first quarter of 2005. The first quarter of 2006 included $0.9 million of expense related to stock based compensation in accordance with the adoption of SFAS No. 123 (R) “Share Based Payments”.

Interest expense for the first quarter of 2006 and 2005 was $0.2 million.

Foreign currency-based transactions resulted in a slight loss for the first quarter of 2006. Foreign currency-based transactions resulted in a slight gain for the first quarter 2005.

The provision for income taxes for the first quarter of 2006 is $5.5 million. The effective tax rate for 2006 is projected at 36.1 percent, up from the prior year rate of 35.3 percent, primarily because the R&D credit deduction has not been renewed by Congress. The effective tax rate differs from the United States statutory rate of 35 percent, due to the foreign income exclusion and the effects of state and foreign income taxes, net of federal tax benefits.

Net income for the first quarter of 2006 was $9.7 million, or $0.42 per diluted share, compared to the first quarter of 2005 net income of $5.8 million, or $0.25 per diluted share.

Capital Resources and Liquidity

Operating activities consumed approximately $18.2 million of cash during the first quarter of 2006 compared to cash consumed during the first quarter of 2005 of $8.1 million. The operating cash flows used in the first quarter of 2006 are primarily related to an increase in receivables due to the higher sales, about $12.1 million, and an increase in inventory, about $9.9 million. Inventories increased primarily in finished goods due to seasonal inventory buildup. The operating cash flow used in the first quarter of 2005 is primarily related to an increase in inventory, about $18.3 million. Inventories increased primarily in finished goods as the Company’s sales are generally lower during the first quarter of the year.

The primary sources and uses of cash for investing activities for the first quarter of 2006 and 2005 were for the buying and selling of short term investment securities.

Net cash flows from financing activities during the first quarters of 2006 and 2005 were $1.9 million and $0.0 million, respectively. The principal source of cash from financing activities during 2006 and 2005 was from the issuance of common stock related to the exercise of stock options. The principal uses of cash during 2005 were for purchases of Company common stock under the Company’s repurchase program and the payment of dividends.

Cash and equivalents at the end of the first quarters of 2006 and 2005 were $69.4 million and $23.1 million, respectively.

In September 2004, the Company entered into an unsecured, 60 month $80.0 million revolving credit agreement (the “Agreement”). The Agreement includes a facility fee of one-tenth of one percent on the committed amount. As of April 1, 2006, the Company had no outstanding borrowings under the agreement.

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

Item 4. Controls and Procedures
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company to be included in the Company’s periodic reporting under the Exchange Act.

During the first fiscal quarter there have been no changes in the Company's internal control over financial reporting that have materially affected or that are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1A. Risk Factors

Item 1A., to the Company’s form 10-K, provides the principle risk factors affecting the Company and its business and is incorporated by reference herein. The following describes additional risk factors identified or arising subsequent to the year ended January 1, 2006. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

The Company’s costs of products sold are impacted by changes in costs of commodities used in raw materials and fuels used for heating and transportation.

The Company uses raw materials, primarily steel, stainless steel, copper and aluminum, which are significantly impacted by changes in the base metal commodity costs. Manufacturing facilities as well as certain manufacturing processes utilize natural gas for heating. Transportation costs of both raw material and finished goods are impacted by fluctuations in fuel oil prices. One way the Company mitigates the risks of increases in these and other costs is by increasing selling prices to its customers. If the increased competition in the markets the Company serves results in an inability to increase selling prices during a period of increasing commodity and fuel costs, earnings could be negatively impacted.

The Company must integrate a significant acquisition, which closed subsequent to the end of the first quarter of 2006.

As part of our on-going marketing strategy to expand our pump offerings and broaden our customer base the Company acquired Little Giant Pump Company, a manufacturer of pumps used primarily in wastewater applications as well as other commercial and consumer water transfer applications. The Company believes that successful integration of this acquisition will enhance the Company’s competitive position as a global supplier of pumping equipment for residential and commercial markets and result in increased sales and earnings; however, actual results may vary.

The Company must further upgrade its technological processes to support its growth and product expansion.

Technology based processes must be further upgraded to support the Company’s current growth and new product expansion. Changes to technologically based processes impact the Company’s resources and earnings. The Company believes that the successful upgrade of these processes will enhance its competitiveness and support future growth; however, actual results may vary.

Additional Risks to the Company

The Company is also subject to various risks occurring in the normal course of business. Exhibit 99.1, to the Company’s form 10-K, sets forth a list of risks, including those identified above, that may adversely affect the Company and its business and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Equity Securities

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as	that May Yet be
	Of Shares	Price Paid	Part of Publicly	Purchased Under
	Purchased	per Share	Announced Plan	the Plan
Period
Jan 1, 2006
Feb 4, 2006	5,000	$39.545	5,000	628,692

Feb 5, 2006
Mar 4, 2006	-	-	-	628,692

Mar 5, 2006
Apr 1, 2006	-	-	-	628,692

Total	5,000	$39.545	5,000

On February 16, 2001, the Company’s Board of Directors unanimously approved a resolution to repurchase 2,000,000 shares.  On February 11, 2005, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 827,412 shares then remaining to 1,000,000 shares. There is no expiration date for the plan.

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of the Company was held on April 28, 2006 to: 1) elect three directors for terms expiring at the 2009 Annual Meeting of Shareholders; and 2) ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2006 fiscal year.

All of the matters submitted to a vote of shareholders were approved, as shown by the following voting results.

1) Nominees for Director	For	Withhold Authority

Jerome D. Brady	20,685,826	50,217
Diana S. Ferguson	20,682,098	53,945
David M. Wathen	20,685,746	50,297

2) Ratification of Deloitte & Touche LLP

For	Against	Abstain
20,625,687	84,737	25,619

Total shares represented at the Annual Meeting in person or by proxy were 20,736,043 of a total of 22,601,412 shares outstanding. This represented 91.8 percent of Company common stock and constituted a quorum. There were no broker non-votes on either matter approved by Shareholders.

Item 5. Other Information

On April 28, 2006, the Board of Directors of Franklin Electric Co., Inc. adopted the amended and restated Nonemployee Directors’ Deferred Compensation Plan (the “Plan”). The Plan permits each nonemployee director to make an annual election to defer receipt of all of the annual retainer fee, the fees paid for attending Board and Committee meetings, the fees, if any, paid for services as Chairman of a Board Committee, and all of the stock award that otherwise would be granted under the Company’s Stock Plan. The nonemployee director can direct that all of the deferred fees be either converted into stock units that are credited to the nonemployee director’s stock unit account or credited as a cash amount to the nonemployee director’s cash account. The deferred stock award is converted into stock units that are credited to the nonemployee director’s stock unit account. The cash account is credited with interest on a monthly basis. Additional credits are made to the stock unit account in amounts equal to the cash dividends that the nonemployee director would have paid had he or she been the owner on each record date of a number of shares of common stock equal to the number of stock units in his or her stock unit account on such date. Once amounts have been held in the stock unit account for three years, a nonemployee director can transfer such amounts to the cash account. No other transfers are permitted. Distribution of a nonemployee director’s accounts will be made the January 31 following his or her termination of service on the Board. Distribution of the stock account will be made in cash or shares of stock as elected by the nonemployee director and distribution of the cash account will be made in cash.

Prior to its amendment and restatement, the Plan permitted a nonemployee director to defer only the annual retainer fee, and the fee was converted into stock units. The stock unit account was distributable on the January 31 following termination of service on the Board, in shares of stock or cash as elected by the nonemployee director.

This description of the Plan is qualified in its entirety by the terms and conditions of the Plan, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6. Exhibits

See the Exhibit Index located on page 19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date May 8, 2006	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date May 8, 2006	By	/s/ Thomas J. Strupp
Thomas J. Strupp, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED APRIL 1, 2006

Number	Description

10.1	Franklin Electric Co., Inc. Nonemployee Directors’ Deferred Compensation Plan, as Amended and Restated

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002