Form 10-Q
period 2006-07-01
FRANKLIN ELECTRIC CO INC
filed 2006-08-02
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________
FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 1, 2006
$.10 par value	22,943,388 shares

FRANKLIN ELECTRIC CO., INC.

Index

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of July 1, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Income for the Second Quarter and Six Months Ended July 1, 2006 and July 2, 2005	4

	Condensed Consolidated Statements Of Cash Flows for the Six Months Ended July 1, 2006 and July 2, 2005	5

	Notes to Condensed Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

Signatures		18

Exhibit Index		19

Exhibits		20-29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	July 1,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and equivalents	$32,931	$52,136
Investments	-	35,988
Receivables, less allowances of $2,761 and $2,204, respectively	62,327	30,165
Inventories	107,012	70,381
Other current assets (including deferred income taxes of $12,836 and $10,744, respectively)	17,305	14,350
Total current assets	219,575	203,020
Property, plant and equipment, net	108,289	95,732
Deferred and other assets (including deferred income taxes of $574 and $0, respectively)	21,957	23,028
Goodwill and other intangible assets	141,512	57,982
Total assets	$491,333	$379,762

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$11,300	$1,303
Accounts payable	26,722	26,409
Accrued expenses	43,359	34,223
Income taxes	1,674	2,087
Total current liabilities	83,055	64,022

Long-term debt	62,434	12,324
Deferred income taxes	4,464	4,296
Employee benefit plan obligations	26,475	25,830
Other long-term liabilities	5,344	5,728

Shareowners' equity:
Common shares (45,000 shares authorized, $.10 par value)
outstanding (22,943 and 22,485, respectively)	2,294	2,249
Additional capital	91,467	74,717
Retained earnings	210,976	190,381
Loan to ESOP Trust	(200)	(432)
Accumulated other comprehensive income	5,024	647
Total shareowners' equity	309,561	267,562

Total liabilities and shareowners' equity	$491,333	$379,762

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)

	Second Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Net sales	$162,669	$123,537	$273,649	$205,971

Cost of sales	108,902	82,117	183,290	139,072

Gross profit	53,767	41,420	90,359	66,899

Selling and administrative expenses	27,626	19,976	49,241	36,248

Restructuring expense	-	505	-	710

Operating income	26,141	20,939	41,118	29,941

Interest expense	(1,076)	(183)	(1,269)	(355)
Other income, net	615	190	1,060	341
Foreign exchange loss	(81)	(43)	(126)	(32)

Income before income taxes	25,599	20,903	40,783	29,895

Income taxes	9,157	7,358	14,642	10,539

Net income	$16,442	$13,545	$26,141	$19,356

Per share data:

Basic Earnings per Share	$.72	$.61	$1.15	$.88

Diluted Earnings per Share	$.70	$.59	$1.13	$.84

Dividends per share	$.11	$.10	$.21	$.18

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended
	July 1,	July 2,
	2006	2005
Cash flows from operating activities:
Net income	$26,141	$19,356
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,452	7,783
Stock based compensation	1,549	-
Deferred income taxes	2,498	694
Loss/(gain) on disposals of plant and equipment	(69)	51
Changes in assets and liabilities:
Receivables	(15,801)	(9,244)
Inventories	(7,484)	(16,879)
Accounts payable and other accrued expenses	(436)	6,879
Excess tax from share-based payment arrangements	(5,399)	-
Employee benefit plan obligations	334	451
Other, net	(3,836)	(234)
Net cash flows from operating activities	5,949	8,857

Cash flows from investing activities:
Additions to plant and equipment	(8,749)	(5,569)
Proceeds from sale of plant and equipment	323	1,048
Additions to deferred and other assets	(293)	(1,005)
Purchases of securities	(63,500)	(93,500)
Proceeds from sale of securities	99,488	77,975
Cash paid for acquisitions, net of cash acquired	(122,713)	-
Net cash flows from investing activities	(95,444)	(21,051)

Cash flows from financing activities:
Additions to long-term debt	70,000	-
Repayment of long-term debt	(10,144)	(142)
Proceeds from issuance of common stock	9,225	4,356
Excess tax from share-based payment arrangements	5,399	-
Purchases of common stock	(198)	(12,318)
Reduction of loan to ESOP Trust	232	233
Dividends paid	(4,780)	(3,970)
Net cash flows from financing activities	69,734	(11,841)

Effect of exchange rate changes on cash	556	(1,089)
Net change in cash and equivalents	(19,205)	(25,124)
Cash and equivalents at beginning of period	52,136	50,604
Cash and equivalents at end of period	$32,931	$25,480

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all accounting entries and adjustments (including normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Prior year amounts are reclassified when necessary to conform to current year presentation. Operating results for the second quarter ended July 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and footnotes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 31, 2005.

Note 2: Investments

As of July 1, 2006, the Company held no investments in current assets. All income generated from investments held during the second quarter ended July 1, 2006 was recorded as other income, net. Cash paid for these securities and proceeds from the sale of these securities have been included as part of “Cash flows from investing activities” section of the cash flow statement.

The Company holds a 35 percent equity interest, in Pioneer Pump, Inc. which is accounted for using the equity method and is included as part of “Deferred and other assets” in the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends. At July 1, 2006, the carrying value of the investment was $5.8 million.

Note 3: Inventories

Inventories consist of the following:

(In millions)	July 1,	December 31,
	2006	2005
Raw Materials	$36.2	$25.3
Work in Process	13.1	10.6
Finished Goods	77.2	51.8
LIFO Reserve	(19.5)	(17.3)
Total Inventory	$107.0	$70.4

Note 4: Property, Plant and Equipment

Property, plant and equipment, at cost, consist of the following:

(In millions)	July 1,	December 31,
	2006	2005
Land and Building	$58.2	$52.8
Machinery and Equipment	179.8	164.9
	238.0	217.7
Allowance for Depreciation	(129.7)	(122.3)

Other - Held for Sale	0.0	0.3

	$108.3	$95.7

Note 5: Goodwill and Other Intangible Assets

The carrying amount of the Company’s intangible assets, which is included in deferred and other assets, and goodwill include:

	July 1,	Dec 31,
(In millions)	2006	2005

Amortized intangibles
Patents	$6.0	$5.9
Supply agreements	10.2	10.0
Other	4.3	4.2
Accumulated amortization	(11.2)	(10.1)
Total	$9.3	$10.0

Goodwill and other intangible assets	$141.5	$58.0

Other changes in the carrying amount of intangibles and goodwill reflect foreign currency fluctuations.

Amortization expense related to intangible assets for the six months ended July 1, 2006 and July 2, 2005, was $1.0 million.

During the second fiscal quarter, there has been no change in the projected amortization expense for each of the five succeeding years, as reported in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Acquisition

During April 2006, the Company completed its acquisition of all of the outstanding shares of capital stock of Little Giant Pump Company (“Little Giant”) from Tecumseh Products Company (“Tecumseh”) for a cash purchase price of $121 million, excluding transaction costs and subject to a final post-closing working capital adjustment. This acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the aggregate purchase price was allocated to the net assets acquired based on preliminary estimated fair values. The excess of purchase price over the fair value of the net assets acquired has been recorded as goodwill.

Note 6: Employee Benefits

The following table sets forth aggregated net periodic benefit cost:

(In millions)
	Pension Benefits		Pension Benefits
	Second Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Service cost	$1.1	$0.9	$2.2	$2.0
Interest cost	2.0	2.1	4.2	3.9
Expected return on assets	(2.4)	(2.8)	(5.2)	(5.3)
Amortization of unrecognized:
(Gain)/Loss	-	0.1	0.1	0.1
Prior service cost	0.4	0.5	0.8	0.8

Net periodic benefit cost	1.1	0.8	2.1	1.5
Settlement cost	-	-	-	0.1
Total benefit cost	$1.1	$0.8	$2.1	$1.6

	Other Benefits		Other Benefits
	Second Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.2	0.4	0.4
Amortization of unrecognized:
Obligation/(asset)	0.1	0.2	0.2	0.3
Prior service costs	0.0	0.0	0.1	0.1
Loss/(Gain)	0.1	0.1	0.1	0.1

Net periodic benefit cost	0.5	0.6	1.0	1.1

Total benefit cost	$0.5	$0.6	$1.0	$1.1

As of July 1, 2006 the Company has made contributions to the plans of $0.9 million and expects to make additional contributions of $1.7 million in 2006.

Note 7: Tax Rates

The effective tax rate on income before income taxes in 2006 and 2005 varies from the United States statutory rate of 35 percent primarily due to the foreign income exclusion and R & D credits and to the effects of state and foreign income taxes net of federal tax benefits.

Note 8: Shareowners' Equity

The Company had 22,943,388 shares of common stock (45,000,000 shares authorized, $.10 par value) outstanding as of July 1, 2006.

Year to date 2006, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 5,000 shares for $0.2 million. All repurchased shares were retired.

Note 9: Earnings Per Share

Following is the computation of basic and diluted earnings per share:

(In millions, except	Second Quarter Ended		Six Months Ended
per share amounts)	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Numerator:
Net Income	$16.4	$13.5	$26.1	$19.4

Denominator:
Basic
Weighted average common shares	22.9	22.0	22.7	22.1

Diluted
Effect of dilutive securities:

Employee and director incentive stock options and awards	0.5	1.0	0.5	1.0

Adjusted weighted average common shares	23.4	23.0	23.2	23.1

Basic earnings per share	$.72	$.61	$1.15	$.88
Diluted earnings per share	$.70	$.59	$1.13	$.84

Note 10: Other Comprehensive Income

Comprehensive income is as follows:

(In millions)	Second Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net income	$16.4	$13.5	$26.1	$19.4
Other comprehensive loss:
Foreign currency translation adjustments	2.4	(5.5)	4.4	(9.6)
Comprehensive income, net of tax	$18.8	$8.0	$30.5	$9.8

Accumulated other comprehensive income consists of the following:

(In millions)	July 1,	December 31,
	2006	2005
Cumulative translation adjustment	$10.6	$6.2
Minimum pension liability adjustment, net of tax	(5.6)	(5.6)
Accumulated other comprehensive income	$5.0	$0.6

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

Below is a table that shows the activity in the warranty accrual accounts:

(In millions)	Second Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Beginning Balance	$7.2	$6.3	$7.0	$7.1
Accruals related to product warranties	5.6	1.2	7.4	2.0
Reductions for payments made	(1.5)	(1.1)	(3.1)	(2.7)
Ending Balance	$11.3	$6.4	$11.3	$6.4

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

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the second quarter ended July 1, 2006, are $0.7 million and $0.4 million lower, respectively, and basic and diluted earnings per share for the quarter ended July 1, 2006 are $0.02 and $0.01 lower, respectively. For the first half ended, the Company’s income before income taxes and net income are $1.6 million and $1.0 million lower, respectively. Basic and diluted earning per share for the first half ended July 1, 2006, are $0.04 and $0.02 lower, respectively.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $5.4 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

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

(In millions, except per share amounts)	Second Quarter Ended	Six Months Ended
	July 2,	July 2,
	2005	2005
Reported net income	$13.5	$19.4
Add: Stock-based employee compensation expense, net of tax	-	-
Deduct: Total fair value computed stock-based compensation, net of tax*	(0.4)	(0.9)
Pro forma net income	$13.1	$18.5
Earnings per share:
Basic — as reported	$.61	$.88
Basic — pro forma	$.59	$.84
Diluted — as reported	$.59	$.84
Diluted — pro forma	$.57	$.80
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

The assumptions used for the Black-Scholes model to determine the fair value of options granted in the first six months of 2006 is as follows:

Risk-free interest rate	4.54%
Dividend yield	.70-.74%
Weighted-average dividend yield	.707%
Volatility factor	.3553-.3768
Weighted-average volatility	.359
Expected term	4-5 years

A summary of the Company’s stock option plans activity and related information, for the first half ended July 1, 2006 follows:

(shares in thousands)

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of period	1,793	$23.600
Granted	125	45.900
Exercised	(443)	20.856
Forfeited	(11)	25.215
Outstanding at end of period	1,464	$26.327	6.29	$37,071
Vested or expected to vest At end of period	1,417	$26.022	.56	$36,296
Exercisable at end of period	816	$21.634	5.25	$24,471

The weighted-average grant-date fair value of options granted during the first six months of 2006 was $16.43. There were no options granted during the second quarter. The total intrinsic value of options exercised during the second quarter of 2006 was $1.6 million and for the first half ended was $2.4 million.

A summary of the Company’s nonvested shares activity and related information, for the first half ended July 1, 2006 follows:

(shares in thousands)

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at beginning of period	736	$7.033
Granted	125	16.429
Vested	(202)	6.939
Forfeited	(11)	5.844
Nonvested at end of period	648	$8.904

As of July 1, 2006 there was $4.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Stock Awards:
Under the Stock Plan, nonemployee directors and employees may be granted stock awards or grants of restricted shares of the Company’s common stock, vesting subject to the employees’ performance of certain goals. The Stock Plan is an amendment and restatement of the Franklin Electric Co., Inc. Key Employee Performance Incentive Stock Plan (the “Incentive Plan”), established in 2000. Prior to April 29, 2005, 16,300 shares had been awarded under the Incentive Plan and an additional 150,000 shares were authorized for stock awards under the Stock Plan.

The stock awards are granted at the market value on the date of grant and the restricted stock awards cliff vest over either 4 or 5 years and the attainment of certain performance goals. Dividends are paid to the recipient prior to vesting. Stock awards granted to retirement eligible employees were immediately expensed in 2006. There were no grants made to retirement eligible employees in 2005.

A summary of the Company’s restricted stock award activity and related information, for the first half ended July 1, 2006 follows:

(shares in thousands)

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	21	$40.824
Awarded	26	49.245
Vested	(6)	58.330
Forfeited	(1)	40.720
Nonvested at end of period	40	$43.388

As of July 1, 2006 there was $1.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.6 years.

Note 13: Acquisition

During April 2006, the Company completed its acquisition of all of the outstanding shares of capital stock of Little Giant Pump Company (“Little Giant”) from Tecumseh Products Company (“Tecumseh”) for a cash purchase price of $121 million, excluding transaction costs and subject to a final post-closing working capital adjustment. Transaction costs are approximately $2.0 million and included in the purchase accounting calculations under the guidance of FASB Statement No. 141 “Business Combinations”. Accordingly, a portion of the aggregate purchase price was allocated to net assets acquired based on preliminary estimated fair values. The excess of purchase price over fair value of the net assets acquired, $82.2 million, has been recorded as goodwill.

The acquisition of Little Giant Pump Company supports the Company’s position as a global supplier of pumping equipment for residential and commercial markets. Little Giant’s product lines - sump, sewage, effluent, condensate and industrial submersible pumps - broaden the Company’s pump offering, allowing potential growth of the Company’s customer base.

Little Giant’s results of operations are included in the Company’s consolidated statement of income, from the acquisition date through the second quarter ended July 1, 2006.

Pro forma Results of Operations

The following unaudited pro forma statements give effect to the acquisition of Little Giant Pump Company, a wholly-owned subsidiary of Tecumseh Products Company, by Franklin Electric Co., Inc. using the purchase method of accounting. The unaudited pro forma combined condensed statements of operations for the second quarter ended July 1, 2006 give effect to the acquisition of Little Giant Pump Company as if it had occurred on April 2, 2006. These unaudited pro forma combined condensed financial statements are prepared for informational purposes only and are not necessarily indicative of actual results or financial position that would have been achieved had the acquisition of Little Giant been consummated on the dates indicated and are not necessarily indicative of future operating results or financial position of the consolidated companies. The unaudited pro forma combined condensed financial statements do not give effect to any cost savings or incremental costs that may result from the integration of Franklin Electric Co., Inc. and Little Giant Pump Company.

FRANKLIN ELECTRIC CO., INC.
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Second Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Net sales	$168.9	$152.7	$306.6	$259.2

Net income	$16.3	$15.6	$26.9	$22.2

Per share data:

Basic earnings per share	$.71	$.71	$1.19	$1.01

Diluted earnings per share	$.70	$.68	$1.15	$0.96

Note 14: Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sales and earnings for the second quarter of 2006 were up from the same quarter of 2005. The sales increase in the second quarter 2006 was primarily attributable to growth due to acquisitions, as well as increased demand for Water Systems products, largely pump and control products, from North American distributors and increased demand for Fueling Systems products. Earnings improved in the second quarter of 2006 primarily due to the increased sales. Earnings for the second quarter of 2006 were partially offset by increases in raw material costs and other operating costs related to the sale and distribution of Water Systems products.

Results of Operations

Net sales for the second quarter of 2006 were $162.7 million, an increase of $39.1 million or 32 percent from the second quarter of 2005.  Sales related to acquisitions were $26.2 million during the second quarter of which the acquisition of the Little Giant Pump Company was $25.4 million. Changes in selling price increased net sales by $5.2 million or about 4 percent. Sales were also driven by demand for Water Systems products largely from North American distributors. Western Hemisphere submersible motor sales, coming off unusually strong sales growth in the first quarter of 2006, were flat to prior year in the second quarter. However, a portion of the Western Hemisphere submersible motor sales growth during the first half of 2006 may be attributable to submersible motor inventory increases by pump OEM’s (original equipment manufacturers) purchasing additional quantities as a hedge against future supply uncertainties resulting from Franklin’s distribution strategy change and other changes in the marketplace. Franklin’s Water Systems pump sales unit volumes increased more than 75 percent in second quarter 2006 versus 2005. Franklin Fueling System product sales also increased about 40 percent from the prior year second quarter, primarily due to increased demand for pipe products. Net sales of Water Systems products for the European and African regions were down about 8 percent in the second quarter of 2006 compared to last year due to the soft market conditions. The Company’s first six months sales increased about $67.7 million or 33 percent from the first half of 2005 primarily due to increased demand for Water Systems products and Fueling Systems products, as well as, acquisition related sales.

Cost of sales as a percent of net sales for the second quarter of 2006 was 66.9 percent, up from the second quarter of 2005 of 66.5 percent. Cost of sales as a percent of net sales increased primarily as a result of the increased material costs, led by copper, and the inclusion of Little Giant Pump Company. Cost of sales as a percent of net sales year to date was 67.0 percent and 67.5 percent for 2006 and 2005, respectively. Cost of sales as a percent of net sales continues to decrease primarily as a result of the increased sales noted above. The decrease in cost of sales as a percent of net sales during the first half of 2006 was partially offset by increased costs for certain commodities used in the manufacture of the electric motors.

Selling and administrative (“SG&A”) expenses, at $27.6 million for the second quarter of 2006, were up $7.7 million from the second quarter of 2005. The increase in the second quarter of 2006 was due to incremental cost from acquisitions, primarily Little Giant Pump Company, as well as additional marketing and selling expenses related to the Water Systems distribution channel initiative and higher commissions and other compensation expenses tied to revenues and earnings both of which increased relative to the second quarter of 2005. The second quarter of 2006 included $0.6 million of expense related to stock based compensation in accordance with the adoption of SFAS No. 123 (R) “Share Based Payments”. The increase of SG&A expense of $13.0 million in the first half of 2006 from the same period for 2005 was primarily due to about $4.1 million of costs related to the acquired Little Giant Pump Company, about $2.0 million of costs related to the distribution channel initiative, and $1.5 million of expense related to stock based compensation.

Interest expense for the second quarter of 2006 was $1.1 million and $0.2 million for the same quarter of 2005. The increase in 2006 was primarily related to bank debt incurred to finance the acquisition of Little Giant.

The provision for income taxes for the second quarter of 2006 is $9.2 million. The effective tax rate for 2006 is projected at 35.9 percent, up from the prior year rate of 35.3 percent, primarily because the R&D credit deduction has not been renewed by Congress. The effective tax rate differs from the United States statutory rate of 35 percent, due to the foreign income exclusion and the effects of state and foreign income taxes, net of federal tax benefits.

Net income for the second quarter of 2006 was $16.4 million, or $0.70 per diluted share, compared to the second quarter of 2005 net income of $13.5 million, or $0.59 per diluted share.

Capital Resources and Liquidity

Operating activities generated approximately $5.9 million of cash during the first half of 2006 compared to cash generated during the first half of 2005 of $8.9 million. The operating cash flow generated in the first half of 2006 is primarily related to net income. Accounts receivable, a use of cash, increased in the first half of 2006 primarily due to the sales growth in the first half of 2006. Inventories, also a use of cash, increased during the first half of 2006, primarily in finished goods. The inventory increase in the first half of 2006 was less than the inventory increase in the first half of the prior year due to the sales growth during the first half of 2006.

The primary use of cash for investing activities was the acquisition of Little Giant Pump Company during the second quarter of 2006. The other significant sources and uses of cash for investing activities for the first half of 2006 and 2005 were for the buying and selling of short term investment securities (see footnote for further discussion of these securities).

The principal source of cash from financing activities during the first half of 2006 was borrowings related to the Little Giant Pump Company acquisition. The principal uses of cash during the first half of 2006 were for repayment of borrowings and payment of dividends. The principal use of cash during the first half of 2005 was for purchases of Company common stock under the Company’s repurchase program and the payment of dividends.

Cash and equivalents at the end of the first half of 2006 and 2005 were $32.9 million and $25.5 million, respectively.

In September 2004, the Company entered into an unsecured, 60 month $80.0 million revolving credit agreement (the “Agreement”). The Agreement includes a facility fee of one-tenth of one percent on the committed amount. In June 2006, the Company amended the agreement to increase the committed amount to $120 million. As of July 1, 2006, the Company had $60.0 million of outstanding borrowings under the agreement.

As of July 1, 2006, the Company’s current outstanding commitments approximated $3.0 million. Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet current commitments.

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

PART II. OTHER INFORMATION

Items 1A. Risk Factors

Item 1A., to the Company’s Form 10-K for the fiscal year ended December 31, 2005 and Item 1A to the Company’s Form 10-Q for the fiscal quarter ended April 1, 2006 summarize the principal risk factors affecting the Company and its business and are incorporated by reference herein. The following describes additional risk factors identified or arising subsequent to the quarter ended April 1, 2006. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

The Company must successfully implement its new marketing and operating strategies.

The Company changed its marketing strategy in 2004 and began selling Water System products directly to specialty water systems distributors as well as to original equipment manufacturers (OEMs) of pumps. This change, together with the Company’s acquisition of the former Jacuzzi brand pump manufacturer and the Little Giant Pump Company, has resulted in a broader customer base and fewer sales to pump OEMs. Most recently, in or about July 2006, the Company announced that effective January 1, 2007, it will sell all of its submersible products, including 2HP and smaller submersible electric motors and associated products, on a direct basis to specialty water systems distributors. Exceptions will be made where Franklin determines, on a case-by-case basis, that sales to a particular pump OEM would add significant customer value to the distribution of Franklin products. This change will decrease overall sales to pump OEMs. Management expects that these decreased sales will be offset by increased sales to distributors and other customers, although there can be no assurances given the competitiveness of the marketplace.

Additional Risks to the Company

The Company is also subject to various risks occurring in the normal course of business. Exhibit 99.1, to the Company’s Form 10-K, sets forth a list of risks, including those identified above, which may adversely affect the Company and its business and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Equity Securities

In February 2001, the Company’s Board of Directors unanimously approved a resolution to repurchase 2,000,000 shares.  The plan was announced in the Company’s 10-Q for the third quarter ending September 29, 2001.  In February 2005, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 827,412 to 1,000,000 shares. There is no expiration date for the plan.

The Company did not repurchase any shares of its stock in the second quarter of 2006. The maximum number of shares that may still be purchased under the Company’s repurchase programs is 628,692.

Item 6. Exhibits

See the Exhibit Index located on page 19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date August 2, 2006	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date August 2, 2006	By	/s/ Thomas J. Strupp
Thomas J. Strupp, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE SECOND QUARTER ENDED JULY 1, 2006

Number	Description

10.1	Amendment No. 1 to the $80,000,000 Credit Agreement dated as of September 9, 2004 between the Company and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), as Administrative Agent

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002