Form 10-Q
period 2006-09-30
FRANKLIN ELECTRIC CO INC
filed 2006-11-09
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________
FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	September 30, 2006
$.10 par value	22,969,388 shares

FRANKLIN ELECTRIC CO., INC.

Index

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Income for the Third Quarter and Nine Months Ended September 30, 2006 and October 1, 2005	4

	Condensed Consolidated Statements Of Cash Flows for the Nine Months Ended September 30, 2006 and October 1, 2005	5

	Notes to Condensed Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	18

Signatures		19

Exhibit Index		20

Exhibits		21-93

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and equivalents	$29,996	$52,136
Investments	-	35,988
Receivables, less allowances of $2,767 and $2,204, respectively	53,178	30,165
Inventories	110,338	70,381
Other current assets (including deferred income taxes of $12,258 and $10,744, respectively)	18,077	14,350
Total current assets	211,589	203,020
Property, plant and equipment, net	112,705	95,732
Deferred and other assets (including deferred income taxes of $783 and $0, respectively)	21,572	23,028
Goodwill	168,512	57,982
Total assets	$514,378	$379,762

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Current maturities of long-term debt and short-term borrowings	$11,298	$1,303
Accounts payable	29,238	26,409
Accrued expenses	45,333	34,223
Income taxes	4,757	2,087
Total current liabilities	90,626	64,022

Long-term debt	62,122	12,324
Deferred income taxes	4,784	4,296
Employee benefit plan obligations	26,823	25,830
Other long-term liabilities	5,536	5,728

Shareowners' equity:
Common shares (45,000 shares authorized, $.10 par value)
outstanding (22,969 and 22,485, respectively)	2,297	2,249
Additional capital	92,813	74,717
Retained earnings	225,235	190,381
Loan to ESOP Trust	(200)	(432)
Accumulated other comprehensive income	4,342	647
Total shareowners' equity	324,487	267,562

Total liabilities and shareowners' equity	$514,378	$379,762

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)

	Third Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net sales	$165,652	$119,043	$439,301	$325,014

Cost of sales	110,219	78,720	293,509	217,792

Gross profit	55,433	40,323	145,792	107,222

Selling and administrative expenses	28,972	19,072	78,213	55,320

Restructuring expense	-	1,039	-	1,749

Operating income	26,461	20,212	67,579	50,153

Interest expense	(1,093)	(198)	(2,362)	(553)
Other income, net	329	204	1,389	545
Foreign exchange loss	173	239	47	207

Income before income taxes	25,870	20,457	66,653	50,352

Income taxes	9,087	7,211	23,729	17,750

Net income	$16,783	$13,246	$42,924	$32,602

Per share data:

Basic earnings per share	$.73	$.59	$1.88	$1.47

Diluted earnings per share	$.72	$.57	$1.84	$1.41

Dividends per share	$.11	$.10	$.32	$.28

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended
	September 30,	October 1,
	2006	2005
Cash flows from operating activities:
Net income	$42,924	$32,602
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	13,657	11,581
Stock-based compensation	2,108	-
Deferred income taxes	1,809	616
Loss/(gain) on disposals of plant and equipment	(87)	69
Changes in assets and liabilities:
Receivables	(4,331)	(4,057)
Inventories	(6,378)	(10,387)
Accounts payable and other accrued expenses	(2,125)	(41)
Accrued income taxes	8,156	5,780
Excess tax from share-based payment arrangements	(5,683)	-
Employee benefit plan obligations	712	1,215
Other, net	(4,065)	671
Net cash flows from operating activities	46,697	38,049

Cash flows from investing activities:
Additions to plant and equipment	(15,421)	(10,374)
Proceeds from sale of plant and equipment	323	1,054
Additions to deferred and other assets	(293)	(5,083)
Purchases of securities	(63,500)	(150,489)
Proceeds from sale of securities	99,488	128,473
Cash paid for acquisitions, net of cash acquired	(158,028)	(8,509)
Net cash flows from investing activities	(137,431)	(44,928)

Cash flows from financing activities:
Additions to long-term debt	130,000	-
Repayment of long-term debt	(70,219)	(213)
Proceeds from issuance of common stock	9,731	11,739
Excess tax from share-based payment arrangements	5,683	-
Purchases of common stock	(198)	(12,318)
Reduction of loan to ESOP Trust	232	233
Dividends paid	(7,304)	(6,203)
Net cash flows from financing activities	67,925	(6,762)

Effect of exchange rate changes on cash	669	(1,567)
Net change in cash and equivalents	(22,140)	(15,208)
Cash and equivalents at beginning of period	52,136	50,604
Cash and equivalents at end of period	$29,996	$35,396

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all accounting entries and adjustments (including normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the third quarter ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 31, 2005.

Note 2: Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 158 “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans”. FASB Statement No. 158 requires a calendar year-end company with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the over-funded or under-funded status of its benefit plan(s) in its 2006 year-end balance sheet. Statement 158 is effective for fiscal years ending after December 15, 2006. Statement 158 also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date. Currently, an entity is permitted to choose a measurement date up to three months prior to its year end to measure the plan assets and obligations. The provision to require measurement at the entity’s year-end balance sheet date will be effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of Statement 158 to its statement of financial position.

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements”. FASB Statement No. 157 gives guidance for measuring assets and liabilities using fair value. Fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. The Company does not expect a material impact on it’s financial position and results of operations.

Note 3: Acquisitions

During April 2006, the Company completed its acquisition of all of the outstanding shares of capital stock of Little Giant Pump Company (“Little Giant”) from Tecumseh Products Company for a cash purchase price of $121 million, excluding transaction costs and subject to a final post-closing working capital adjustment. Transaction costs were approximately $2.0 million and included in the purchase accounting calculations under the guidance of FASB Statement No. 141 “Business Combinations”. Accordingly, a portion of the aggregate purchase price was allocated to net assets acquired based on preliminary estimated fair values. The excess of purchase price over preliminary fair value of the net assets acquired, $82.6 million, has been recorded as goodwill.

The acquisition of Little Giant Pump Company supports the Company’s position as a global supplier of pumping equipment for residential and commercial markets. Little Giant’s product lines - sump, sewage, effluent, condensate and industrial submersible pumps - broaden the Company’s pump offering, allowing potential growth of the Company’s customer base.

Little Giant’s results of operations are included in the Company’s consolidated statement of income, from the acquisition date through the third quarter ended September 30, 2006.

During September 2006, the Company acquired Healy Systems, Inc. (“Healy Systems”) in a stock purchase transaction. The purchase price was approximately $35 million plus 5 percent of certain Healy Systems product sales over the next five years, and is subject to a post closing working capital adjustment. The purchase price was allocated to net assets based on preliminary estimated fair values. The excess of purchase price over fair value of the net assets acquired, $26.8 million, has been recorded as goodwill.

The acquisition of Healy Systems supports the Company’s position as a global supplier of fuel pumping equipment. Healy Systems proprietary equipment and technology provide a cost effective means for addressing one of the most significant global environmental concerns - gasoline vapor emissions to the atmosphere. They also address a serious economic issue for our customers—gasoline losses due to evaporation. In addition, the Healy Systems product line is complementary to Franklin’s existing fuel management product offering and will present cross selling opportunities

Healy Systems is included in the Company’s balance sheet as of September 30, 2006.

Pro forma Results of Operations

The following unaudited pro forma statements give effect to the acquisition of Little Giant Pump Company, by Franklin Electric Co., Inc. The unaudited pro forma combined condensed statements of operations for the third quarter ended September 30, 2006 give effect to the acquisition of Little Giant Pump Company as if the acquisition had occurred at the beginning of the periods reported. These unaudited pro forma combined condensed financial statements are prepared for informational purposes only and are not necessarily indicative of actual results or financial position that would have been achieved had the acquisition of Little Giant been consummated on the dates indicated and are not necessarily indicative of future operating results or financial position of the consolidated companies. The unaudited pro forma combined condensed financial statements do not give effect to any cost savings or incremental costs that may result from the integration of Franklin Electric Co., Inc. and Little Giant Pump Company.

FRANKLIN ELECTRIC CO., INC.
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Third Quarter Ended		Nine Months Ended
	Sept 30,	Oct 1,	Sept 30,	Oct 1,
	2006	2005	2006	2005

Net sales	$165.7	$147.6	$472.3	$406.9

Net income	$16.8	$14.8	$43.7	$37.1

Per share data:

Basic earnings per share	$.73	$.66	$1.92	$1.67

Diluted earnings per share	$.72	$.64	$1.87	$1.60

Note 4: Investments

As of September 30, 2006, the Company held no investments in financial securities. Income generated from investments held during the first nine months of 2006 was recorded as other income, net in the Company’s statement of income. Cash paid for these securities and proceeds from the sale of these securities was included as part of the “Cash flows from investing activities” section in the Company’s statements of cash flows.

The Company holds a 35 percent equity interest, in Pioneer Pump, Inc. which is accounted for using the equity method and is included as part of “Deferred and other assets” in the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends. At September 30, 2006, the carrying value of the investment was $6.0 million. At year end December 31, 2005, the carrying value of the investment was $6.0 million. Included in other income in the Company’s statement of income for the third quarter 2006 is its share in Pioneer Pump, Inc.’s net income of $0.2 million and year to date, $0.5 million.

Note 5: Inventories

Inventories consist of the following:

(In millions)	September 30,	December 31,
	2006	2005
Raw Materials	$38.1	$25.3
Work in Process	14.5	10.6
Finished Goods	78.5	51.8
LIFO Reserve	(20.8)	(17.3)
Total	$110.3	$70.4

Note 6: Property, Plant and Equipment

Property, plant and equipment, at cost, consist of the following:

(In millions)	September 30,	December 31,
	2006	2005
Land and Building	$57.2	$52.8
Machinery and Equipment	191.7	164.9
	248.9	217.7

Allowance for Depreciation	(136.2)	(122.3)
Other - Held for Sale	-	0.3
Total	$112.7	$95.7

Note 7: Goodwill and Other Intangible Assets

The carrying amount of the Company’s intangible assets, which is included in deferred and other assets include:

	September 30,	December 31,
(In millions)	2006	2005

Amortized intangibles
Patents	$6.3	$5.9
Supply agreements	10.4	10.0
Other	4.3	4.2
Accumulated amortization	(12.4)	(10.1)
Total	$8.6	$10.0

Goodwill	$168.5	$58.0

Goodwill was increased by $82.6 million due to the acquisition of Little Giant Pump Company in April 2006 and by $26.8 million due to the acquisition of Healy Systems, Inc. in September 2006. Other changes in the carrying amount of goodwill reflect foreign currency fluctuations.

Amortization expense related to intangible assets for the third quarter ended September 30, 2006 and October 1, 2005, was $0.7 million and $0.4 million respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2006 and October 1, 2005, was $1.7 million and $1.1 million respectively.

Amortization expense for the next five years is projected as $2.3 million, $2.8 million, $2.7 million, $2.7 million and $2.6 million for the fiscal years 2006, 2007, 2008, 2009 and 2010, respectively.

Note 8: Employee Benefits

The following table sets forth aggregated net periodic benefit cost:

(In millions)
	Pension Benefits		Pension Benefits
	Third Quarter Ended		Nine Months Ended
	Sept 30,	Oct 1,	Sept 30,	Oct 1,
	2006	2005	2006	2005
Service cost	$1.2	$1.0	$3.4	$3.0
Interest cost	1.9	2.0	6.1	5.9
Expected return on assets	(2.6)	(2.5)	(7.8)	(7.8)
Amortization of unrecognized:
(Gain)/Loss	-	-	0.1	0.1
Prior service cost	0.4	0.4	1.2	1.2

Net periodic benefit cost	0.9	0.9	3.0	2.4
Settlement cost	-	0.1	-	0.2
Total benefit cost	$0.9	$1.0	$3.0	$2.6

	Other Benefits		Other Benefits
	Third Quarter Ended		Nine Months Ended
	Sept 30,	Oct 1,	Sept 30,	Oct 1,
	2006	2005	2006	2005
Service cost	$0.0	$0.1	$0.2	$0.3
Interest cost	0.2	0.2	0.6	0.6
Amortization of unrecognized:
Obligation/(asset)	0.2	0.1	0.4	0.4
Prior service costs	0.1	0.1	0.2	0.2
Loss/(Gain)	-	-	0.1	0.1

Net periodic benefit cost	0.5	0.5	1.5	1.6

Total benefit cost	$0.5	$0.5	$1.5	$1.6

As of September 30, 2006 the Company made contributions to the plans of $1.9 million and expects to make additional contributions of $0.7 million in 2006.

Note 9: Tax Rates

The effective tax rate on income before income taxes in 2006 and 2005 varies from the United States statutory rate of 35 percent primarily due to the foreign income exclusion and R & D credits and to the effects of state and foreign income taxes net of federal tax benefits.

Note 10: Debt

In September 2004, the Company entered into an unsecured, 60 month $80.0 million revolving credit agreement (the “Agreement”). The Agreement includes a facility fee of one-tenth of one percent on the committed amount. In June 2006, the Company amended the agreement to increase the committed amount to $120 million. As of September 30, 2006, the Company had $60.0 million of outstanding borrowings under the agreement.

Long-term debt consisted of:

(In millions)
	September 30,	December 31,
	2006	2005
$60.0 million of outstanding borrowings of $120.0 million revolving credit agreement	$60.0	$-
Insurance Company - - 6.31 percent, principal payments of $1.0 million due in annual installments, with a balloon payment of $10.0 in 2008 ($1.9 denominated in JPY at 12/31/05)	12.1	12.3
Capital Leases	1.3	1.3
	73.4	13.6
Less Current Maturities	(11.3)	(1.3)
	$62.1	$12.3

Note 11: Shareowners' Equity

The Company had 22,969,388 shares of common stock (45,000,000 shares authorized, $.10 par value) outstanding as of September 30, 2006.

Year to date 2006, in the first quarter ended April 1, 2006, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 5,000 shares for $0.2 million. All repurchased shares were retired.

Note 12: Earnings Per Share

Following is the computation of basic and diluted earnings per share:

(In millions, except	Third Quarter Ended		Nine Months Ended
per share amounts)	Sept 30,	Oct 1,	Sept 30,	Oct 1,
	2006	2005	2006	2005
Numerator:
Net Income	$16.8	$13.2	$42.9	$32.6

Denominator:
Basic
Weighted average common shares	23.0	22.3	22.8	22.2

Diluted
Effect of dilutive securities:

Employee and director incentive stock options and awards	0.4	0.9	0.5	1.0

Adjusted weighted average common shares	23.4	23.2	23.3	23.2

Basic earnings per share	$.73	$.59	$1.88	$1.47
Diluted earnings per share	$.72	$.57	$1.84	$1.41

Anti-dilutive stock options	0.1	0.2	0.1	0.1

Note 13: Other Comprehensive Income

Comprehensive income is as follows:

(In millions)	Third Quarter Ended		Nine Months Ended
	Sept 30,	Oct 1,	Sept 30,	Oct 1,
	2006	2005	2006	2005
Net income	$16.8	$13.2	$42.9	$32.6
Other comprehensive loss:
Foreign currency translation adjustments	(0.7)	1.1	3.7	(8.5)
Comprehensive income, net of tax	$16.1	$14.3	$46.6	$24.1

Accumulated other comprehensive income consists of the following:

(In millions)	Sept 30,	Dec 31,
	2006	2005
Cumulative translation adjustment	$9.9	$6.2
Minimum pension liability adjustment, net of tax	(5.6)	(5.6)
Accumulated other comprehensive income	$4.3	$0.6

Note 14: Warranty

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

Below is a table that shows the activity in the warranty accrual, as recorded in accrued expenses in the Company’s balance sheet:

(In millions)	Third Quarter Ended		Nine Months Ended
	Sept 30,	Oct 1,	Sept 30,	Oct 1,
	2006	2005	2006	2005
Beginning balance	$11.3	$6.4	$7.0	$7.1
Accruals related to product warranties	2.2	1.4	6.8	3.4
Additions to warranty related to acquisition	-	-	2.8	-
Reductions for payments made	(2.2)	(1.3)	(5.3)	(4.0)
Ending balance	$11.3	$6.5	$11.3	$6.5

Note 15: Stock-Based Compensation

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

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the third quarter ended September 30, 2006, were $0.6 million and $0.4 million lower, respectively, and basic and diluted earnings per share for the quarter ended September 30, 2006 were $0.02 and $0.01 lower, respectively. For the nine months ended September 30, 2006, the Company’s income before income taxes and net income were $2.1 million and $1.4 million lower, respectively. Basic and diluted earning per share for the nine months ended September 30, 2006, were $0.06 and $0.04 lower, respectively.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $5.7 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

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

(In millions, except per share amounts)	Third Quarter Ended	Nine Months Ended
	October 1,	October 1,
	2005	2005
Reported net income	$13.2	$32.6
Deduct: Total fair value computed stock-based compensation, net of tax*	0.3	1.2
Pro forma net income	$12.9	$31.4
Earnings per share:
Basic — as reported	$.59	$1.47
Basic — pro forma	$.58	$1.41
Diluted — as reported	$.57	$1.41
Diluted — pro forma	$.56	$1.36
*Includes expense related to restricted stock reported in net income.

The Company has authorized the grant of options to purchase common stock and award shares of common stock of the Company to employees and non-employee directors of the Company and its subsidiaries under two stock plans. The plans and the original number of authorized shares available for grants are as follows:

Authorized Shares
Franklin Electric Co., Inc. Stock Option Plan	3,600,000
Franklin Electric Co., Inc. Stock Plan - options	1,150,000
Franklin Electric Co., Inc. Stock Plan - stock awards	150,000

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first nine months of 2006 is as follows:

Risk-free interest rate	4.54%
Dividend yield	.70-.74%
Weighted-average dividend yield	.707%
Volatility factor	.3553-.3768
Weighted-average volatility	.359
Expected term	4-5 years

A summary of the Company’s stock option plans activity and related information, for the nine months ended September 30, 2006 follows:

(shares in thousands)

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of period	1,793	$23.60
Granted	125	45.90
Exercised	(469)	20.78
Forfeited	(11)	25.22
Outstanding at end of period	1,438	$26.45	6.09	$38,393
Vested or expected to vest At end of period	1,400	$26.18	.47	$37,734
Exercisable at end of period	798	$21.73	5.05	$25,057

The weighted-average grant-date fair value of options granted during the first nine months of 2006 was $16.43. There were no options granted during the third quarter. The total intrinsic value of options exercised during the third quarter of 2006 was $0.1 million and for the nine months ended September 30, 2006 was $2.5 million.

A summary of the Company’s nonvested shares activity and related information, for the nine months ended September 30, 2006 follows:

(shares in thousands)

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at beginning of period	736	$7.03
Granted	125	16.43
Vested	(210)	6.91
Forfeited	(11)	5.84
Nonvested at end of period	640	$8.94

As of September 30, 2006 there was $3.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

A summary of the Company’s restricted stock award activity and related information, for the nine months ended September 30, 2006 follows:

(shares in thousands)

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	21	$40.82
Awarded	26	49.25
Vested	(6)	58.33
Forfeited	(1)	40.72
Nonvested at end of period	40	$43.39

As of September 30, 2006 there was $1.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sales and earnings for the third quarter of 2006 were up from the same quarter of 2005. The sales increase in the third quarter 2006 was primarily attributable to growth due to acquisitions, as well as significantly increased demand for Franklin’s Water Systems products sold directly to distributor customers. Earnings improved in the third quarter of 2006 primarily due to the increased sales. Earnings for the third quarter of 2006 were partially offset by increases in raw material costs and other operating costs related to the sale and distribution of Franklin products. The Company acquired Little Giant Pump Company during the second quarter of 2006 and Healy Systems, a leading manufacturer of gasoline vapor control equipment, in September of 2006.

Results of Operations

Net sales for the third quarter of 2006 were $165.7 million, an increase of $46.6 million or 39 percent from the third quarter of 2005.  Sales related to acquisitions, primarily Little Giant Pump Company, were $26.5 million during the third quarter. Changes in selling price increased net sales by $7.6 million or about 6 percent. Global Water Systems sales (exclusive of the Little Giant acquisition) grew by 15 percent during the third quarter of 2006. The sales growth occurred in spite of a North American industry-wide slowdown that became evident during the last half of the third quarter attributable to softness in new residential housing construction. Franklin Fueling System product sales increased about 30 percent from the prior year third quarter, driven by strong demand across all product lines and geographic regions. The Company’s first nine months sales increased about $114.3 million or 35 percent from the three quarters of 2005 due to increased demand for Water Systems products and Fueling Systems products, as well as, acquisition related sales. Shipments of submersible electric motors are up 21 percent in North America for the first nine months of 2006 and the Company believes that a majority of this growth is attributable to inventory build up by OEM customers in response to previously announced distribution plans for 2007.

Cost of sales as a percent of net sales for the third quarter of 2006 was 66.5 percent, up from the third quarter of 2005 of 66.1 percent. Cost of sales as a percent of net sales increased primarily as a result of the increased material costs, led by copper, and the inclusion of Little Giant Pump Company. Cost of sales as a percent of net sales year to date was 66.8 percent and 67.0 percent for 2006 and 2005, respectively. Cost of sales as a percent of net sales decreased primarily as a result of the increased sales noted above. The decrease in cost of sales as a percent of net sales during the first nine months of 2006 was partially offset by increased costs for certain commodities used in the manufacture of the electric motors.

Selling and administrative (“SG&A”) expenses, at $29.0 million for the third quarter of 2006, were up $9.9 million from the third quarter of 2005. The increase in the third quarter of 2006 was due to incremental cost from acquisitions, primarily Little Giant Pump Company. As well as, additional marketing and selling expenses related to the Water Systems distribution channel initiative and higher commissions and other compensation expenses tied to revenues and earnings, both of which increased relative to the third quarter of 2005. The third quarter of 2006 included $0.5 million of expense related to stock based compensation in accordance with the adoption of SFAS No. 123 (R) “Share-Based Payment”. The increase of SG&A expense of $22.9 million in the first nine months of 2006 from the same period for 2005 was primarily due to about $10.0 million of costs related to the acquired Little Giant Pump Company, about $2.7 million of costs related to the distribution channel initiative, and $2.0 million of expense related to share-based compensation. Additional increases in SG&A expenses during the first nine months of 2006 over the same period for the prior year were: commissions by $1.5 million due to higher sales, professional fees, which included Sarbanes-Oxley expenses, and legal which together increased by $1.0 million.

Interest expense for the third quarter of 2006 was $1.1 million and $0.2 million for the same quarter of 2005. Interest expense for the first nine months of 2006 was $2.4 million and $0.6 million for the same period of 2005. The increase in 2006, for the quarter and year to date, was primarily related to bank debt incurred to finance the acquisition of Little Giant Pump Company.

Included in other income for the third quarter of 2006 and 2005 was interest income of $0.4 million and $0.3 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities. Other income in the third quarter of 2006 includes the minority income from the investment in Pioneer Pumps of $0.2 million. For the first nine months of 2006 and 2005 interest income was $1.6 million and $0.8 million, respectively, again primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities. The year to date minority income from the investment in Pioneer Pumps for 2006 was $0.5 million. The investment in Pioneer Pumps was a September of 2005 activity.

The provision for income taxes for the third quarter of 2006 is $9.1 million. The effective tax rate for 2006 is projected at 35.6 percent, up from the prior year rate of 35.3 percent, primarily because the R&D credit deduction has not been renewed by Congress. The effective tax rate differs from the United States statutory rate of 35 percent, due to the foreign income exclusion and the effects of state and foreign income taxes, net of federal tax benefits.

Net income for the third quarter of 2006 was $16.8 million, or $0.72 per diluted share, compared to the third quarter of 2005 net income of $13.2 million, or $0.57 per diluted share. Net income for the first nine months of 2006 was $42.9 million, or $1.84 per diluted share, compared to the first nine months of 2005 net income of $32.6 million, or $1.41 per diluted share.

Capital Resources and Liquidity

Operating activities generated approximately $46.7 million of cash during the first nine months of 2006 compared to cash generated during the same period for 2005 of $38.0 million. The operating cash flow generated in 2006 is primarily related to net income. Accounts receivable, a use of cash, increased in the first nine months of 2006 primarily due to the sales growth. Inventories, also a use of cash, increased during the same period of 2006, primarily in finished goods. The inventory increase in 2006 was less than the inventory increase in the prior year due to the sales growth during the nine months of 2006. We anticipate that future cash flows from operations will be used for repayment of borrowings, general business and corporate purposes, including to develop and acquire businesses, to expand and improve existing facilities, to purchase property, equipment, inventory, dividends, and stock repurchases.

The primary use of cash for investing activities was the acquisition of Little Giant Pump Company during the second quarter of 2006 and the third quarter 2006 acquisition of Healy Systems. The other significant sources and uses of cash for investing activities for the nine months of 2006 and 2005 were for the buying and selling of short term investment securities.

The principal source of cash from financing activities during the nine months of 2006 was borrowings related to the Little Giant Pump Company and Healy Systems acquisitions and proceeds from issuance of common stock. The principal uses of cash during the nine months of 2006 were for repayment of borrowings and payment of dividends. The principal use of cash during the same period of 2005 was for purchases of Company common stock under the Company’s repurchase program and the payment of dividends.

Cash and equivalents at the end of the first nine months of 2006 and 2005 were $30.0 million and $35.4 million, respectively.

In September 2004, the Company entered into an unsecured, 60 month $80.0 million revolving credit agreement (the “Agreement”). The Agreement includes a facility fee of one-tenth of one percent on the committed amount. In June 2006, the Company amended the agreement to increase the committed amount to $120 million. As of September 30, 2006, the Company had $60.0 million of outstanding borrowings under the agreement.

As of September 30, 2006, the Company’s current outstanding commitments approximated $7.5 million. Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet current commitments.

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

PART II. OTHER INFORMATION

Items 1A. Risk Factors

Item 1A., to the Company’s Form 10-K for the fiscal year ended December 31, 2005 and for the first and second quarters ended April 1, 2006 and July 1, 2006 respectively, summarize the principal risk factors affecting the Company and its business and are incorporated herein by reference. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Equity Securities

In February 2001, the Company’s Board of Directors unanimously approved a resolution to repurchase 2,000,000 shares.  The plan was announced in the Company’s 10-Q for the third quarter ended September 29, 2001.  In February 2005, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 827,412 to 1,000,000 shares. There is no expiration date for the plan.

The Company did not repurchase any shares of its stock in the third quarter of 2006. The maximum number of shares that may still be purchased under the Company’s repurchase programs is 628,692.

Item 6. Exhibits

See the Exhibit Index located on page 20.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date November 9, 2006	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date November 9, 2006	By	/s/ Thomas J. Strupp
Thomas J. Strupp, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2006

Number	Description

10.1	Stock Purchase Agreement, dated September 15, 2006, by and among Franklin Electric Co., Inc. and Healy Systems, Inc. (Schedules and exhibits omitted)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002