Form 10-K
period 2006-12-30
FRANKLIN ELECTRIC CO INC
filed 2007-02-28
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
____________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to _____

Commission file number 0-362

FRANKLIN ELECTRIC CO., INC.
(Exact name of registrant as specified in its charter)

Indiana	35-0827455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 East Spring Street
Bluffton, Indiana	46714-3798
(Address of principal executive offices)	(Zip Code)

(260) 824-2900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.10 par value	The NASDAQ Stock Market
Preference Stock Purchase Rights	The NASDAQ Stock Market
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of each class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☒	NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐	NO ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at July 1, 2006 (the last business day of the registrant’s most recently completed second quarter) was $1,184,796,556. The stock price used in this computation was the last sales price on that date, as reported by The Nasdaq Stock Market. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at December 30, 2006:
23,009,513 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007 (Part III).

TABLE OF CONTENTS
Part I		Page

Item 1.	Business	4-6
Item 1A.	Risk Factors	6-8
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
	Supplemental Item - Executive Officers of the Registrant	9

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	10
Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 8.	Financial Statements and Supplementary Data	21-46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	49

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	49
Item 11.	Executive Compensation	49
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item 13.	Certain Relationships and Related Transactions, and Director Independence	50
Item 14.	Principal Accounting Fees and Services	50

Part IV

Item 15.	Exhibits and Financial Statement Schedules	51
Signatures		53
Exhibit Index		54-55

PART I

ITEM 1. BUSINESS

Franklin Electric Co., Inc. is an Indiana corporation founded in 1944 and incorporated in 1946 that, together with its subsidiaries, conducts business as a single reportable segment: the design, manufacture and distribution of groundwater and fuel pumping systems, submersible pumps, motors, electronic controls and related parts and equipment. The Company’s business consists of two operating segments based on the principal end market served: the Water Systems segment and the Fueling Systems segment. Except where the content otherwise requires, “Franklin Electric” or the “Company”, shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Description of Business

Franklin Electric is a global leader in the production and marketing of groundwater and fuel pumping systems and is a technical leader in submersible pumps, motors, drives, electronic controls, and monitoring devices. The Company is the world’s largest manufacturer of Water and Fueling Systems motors, a leading manufacturer of Water and Fueling Systems pumps, underground Fueling Systems hardware and flexible piping systems. In 2006, the Company acquired a business specializing in vapor recovery systems and components.

During 2006, the Company acquired two companies and divested its Engineered Motor Products Division. In the second quarter of 2006, the Company acquired Little Giant Pump Company (“Little Giant”) in a stock purchase transaction. Little Giant was a wholly-owned subsidiary of Tecumseh Products Company, and a leading worldwide provider of commercial and consumer water transfer solutions. Little Giant’s products include sump, sewage, effluent, condensate and industrial submersible pumps and broaden the pump product offerings of Franklin Electric, as well as expand the Company’s customer base. Little Giant’s 2006 annual pro forma sales represented about 25 percent of the Company’s prior year sales. In the third quarter of 2006 the Company acquired Healy Systems, Inc., (“Healy Systems”) in a stock purchase transaction. Healy Systems is a worldwide provider of Stage II Vapor Recovery Systems and Components used primarily at gasoline stations to reduce gasoline vapor emissions during vehicle refueling. The Healy Systems product line is complementary to Franklin’s existing fuel management products and presents cross selling opportunities for the Company. Healy Systems’ 2006 annual pro forma sales represented less than 10 percent of the Company’s prior year sales. In the fourth quarter of 2006, the Company divested its Engineered Motor Products Division (“EMPD”), which manufactured and sold fractional horsepower electric motors primarily to original equipment manufacturers for specialty applications such as ice cream dispensers, electric hoists, paint mixing machines, and food processing. The Engineered Motor Products Division’s revenue represented less than 10 percent of Franklin Electric’s consolidated sales for 2006.

Franklin Electric’s motors and pumps are used principally in submersible applications for pumping fresh water, wastewater, fuel, and other liquids in a variety of applications, including residential, industrial, agricultural, fueling, off-shore drilling, and mining. Franklin Electric also manufactures electronic drives and controls for the motors which control functionality and provide protection from various hazards, such as electric surges, over-heating, or dry wells and tanks. Along with the fueling motor and pump applications, the Company supplies a variety of products to the petroleum equipment industry included with the submersible pumping systems, such as flexible piping, vapor recovery systems and components, electronic tank monitoring equipment, and fittings.

The Company’s products are sold in North America, Europe, the Middle East, South Africa, Australia, Mexico, Japan, China, and other world markets. The Company’s products are sold by its sales force, manufacturing representatives, and repair shops.

The Company changed its marketing strategy in late 2004 and began selling certain Water Systems products directly to specialty Water Systems distributors, as well as original equipment manufacturers (OEMs) of pumps. This change in marketing strategy has resulted in a broader customer base with fewer sales to pump OEMs. The Company has also announced that, beginning in 2007, Water Systems product sales to integrated pump manufacturers will be significantly curtailed. The market for the Company’s products is highly competitive and includes large and small accounts. The Company’s Water Systems and Fueling Systems products and related equipment are sold to pump OEMs and specialty Water Systems distributors, as well as, industrial equipment distributors, major oil and utility companies.

ITT Industries, Inc. and its various subsidiaries and affiliates, accounted for 11 percent, 16 percent, and 20 percent of the Company’s consolidated sales in 2006, 2005, and 2004, respectively. Pentair Corporation and its various subsidiaries and affiliates, accounted for 12 percent, 14 percent, and 22 percent of the Company’s consolidated sales in 2006, 2005, and 2004, respectively.

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

The Company employed approximately 3,100 persons at the end of 2006.

Segment and Geographic Information

The segment and geographic information set forth below under Note 15, “Segments and Geographic Information,” to the consolidated financial statements is incorporated herein by reference.

Research and Development

The Company spent approximately $8.1 million in 2006, $5.6 million in 2005, and $4.2 million in 2004 on activities related to the development of new products, improvement of existing products and manufacturing methods, and other applied research and development.

In 2006, the Company continued developing new pump products (including jet, centrifugal and turbine pumps), extending current product offerings, and improving the functional performance of all products. The Company introduced new hydraulic technology (patent pending) which improved performance of residential submersible pumps. The Company also continued to develop its motor drives and controls systems improving performance in harsh environments. The Company introduced the MonodriveXT system for single phase, 3-wire motors which added to the already extensive motor drives product line. Fueling Systems added bio-diesel and ethanol (E85) fuel product offerings and established the next generation tank gauge platform products. Further, the Company introduced new electronics with liquid density monitoring equipment for the fueling industry. Research continued on new materials and processes designed to achieve higher quality and more cost-effective construction of the Company’s high volume products.

The Company owns a number of patents, trademarks and licenses. In aggregate, these patents are of material importance in the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.

Backlog

The dollar amount of backlog at the end of 2006 and 2005 was as follows:

	(In millions)
	2006	2005
Backlog	$24.1	$21.1

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2007. The Company's sales in the first quarter are generally less than its sales in other quarters due to generally lower construction activity during that period in the northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

Environmental Matters

The Company believes that it is in compliance with all applicable federal, state and local laws concerning the discharge of material into the environment, or otherwise relating to the protection of the environment. The Company has not experienced any material costs in connection with environmental compliance, and does not believe that such compliance will have any material adverse effect upon the financial position, capital expenditures, earnings, or competitive position of the Company.

Available Information

The Company’s website address is http://www.fele.com. The Company makes available free of charge on or through its website: its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Additionally, the Company’s website also includes the Company’s corporate governance guidelines, its Board committee charters, and the Company’s code of ethics. Information contained on the Company’s website is not part of this annual report on Form 10-K.

ITEM 1A. RISK FACTORS

The following describes the principal risks affecting the Company and its business. Additional risks and uncertainties, not presently known to the Company or currently deemed material, could negatively impact the Company’s results of operations or financial condition in the future.

The Company must successfully implement its new marketing and operating strategies.

From 2004 through 2006, the Company implemented significant new marketing and operating strategies as follows:
-
During 2004, the Company began selling its Water Systems products directly to wholesale specialty Water Systems distributors, as well as original equipment manufacturers (OEMs) of pumps. Previously, the Company sold its Water Systems products primarily to pump OEMs (i.e., the Company was primarily a supplier of submersible motors and controls to the OEMs) who then re-sold the Water Systems products, usually combined with pumps and related products, to the wholesale specialty Water Systems distributors. As a result of this change, the Company became a competitor, as well as a supplier to many of the pump OEMs.

-	Also in 2004, the Company purchased a pump manufacturer. The acquisition of certain assets of JBD, Inc. (formerly the Jacuzzi brand pump manufacturer) was completed in the fourth quarter of 2004.
-
During 2006, the Company acquired Little Giant Pump Company, a manufacturer of sump, sewage, effluent, condensate and industrial submersible pumps, further expanding its pump product offerings and further increasing its competition with pump OEMs.

-
Also in 2006, the Company announced a new general sales policy, effective January 1, 2007. The new general sales policy, effective for the Water Systems Industry in North America, will be to sell all of its products, including 2HP and smaller submersible electric motors and associated products, only on a direct basis to wholesale Water Systems distributors. Exceptions will be made only where the Company determines, on a case-by-case basis, that sales to a particular pump OEM will add significant customer value to the distribution of its products.

The Company believes that these strategic changes will result in increased sales and earnings; however, actual results may vary.

The Company’s acquisition strategy entails expense, integration risks, and other risks.

One of the Company’s continued strategies is to increase revenues and expand market share through acquisitions that will provide complementary Water and Fueling Systems products. The Company will spend significant time and effort expanding existing businesses through identifying, pursuing, completing, and integrating acquisitions. Competition for acquisition candidates may limit the number of opportunities and may result in higher acquisition prices. There is uncertainty related to successfully acquiring and profitably managing additional companies and integrating additional companies without substantial costs, delays or other problems. There can also be no assurances that acquired companies will achieve revenues, profitability or cash flows that justify the investment in them. The Company believes that these strategic acquisitions will result in increased sales and earnings; however, actual results may vary.

The Company’s sales have historically been dependent on a limited number of customers.

As of the end of fiscal year 2004, approximately 42 percent of the Company’s consolidated sales were attributable to two customers, both of which were pump OEMs. With the Company’s changes in marketing and operating strategies, the Company reduced its dependency on the pump OEMs, which lowered the potential sales loss if one of these customers reduced its purchases from the Company. At the end of fiscal year 2006, these two pump OEM customers accounted for approximately 23 percent of the Company’s consolidated sales. The Company believes that the strategic initiatives announced in 2004 through 2006 will continue to reduce the potential sales risk associated with customer concentration; however, actual results may vary.

The Company faces increased competition due to industry consolidation and new entrants into the Company’s existing markets.

The Company is a global leader in the production and marketing of groundwater and fuel pumping systems. The industry in which the Company operates has experienced significant consolidation in recent years, primarily in the pump OEM companies but increasingly at the distributor level, as well as the addition of submersible motor manufacturing by pump OEMs. Some of the Company’s competitors have substantially greater financial resources than the Company. The Company believes that consistency of product quality, timeliness of delivery, service, continued product innovation, as well as price, are the principal factors considered by customers in selecting suppliers. The Company further believes that successful implementation of the strategic initiatives, previously mentioned, will enhance its competitive position; however, actual results may vary.

Competitive pressures may lead to declines in sales or in the prices of submersible electric motor products.

Pump OEMs have acquired the ability to produce submersible electric motors and have purchased significant quantities of the Company submersible electric motors during 2006, possibly in excess of 2006 requirements. Their ability to produce these motors and the potential excess inventory supply of motors as of the beginning of 2007 may result in a decline in motor unit sales or motor unit prices during 2007. The Company cannot assure that these or other competitive pressures will not adversely affect profitability or performance, which could in turn have materially adverse effects on the results of operations and financial condition.

A decline in housing starts could lead to reduced demand for the Company’s products, thereby reducing revenues and earnings.

Demand for certain Company products is affected by housing starts. Many economic and other factors outside the Company’s control, including housing starts, could impact operating results. A decline in housing starts or general slowdown in the United States or other economies in the international markets the Company serves could reduce demand and adversely impact gross margins and operating results.

Increases in the prices of raw materials, components, finished goods and other commodities could adversely affect operations.

The Company purchases most of the raw materials for its products on the open market and relies on third parties for the sourcing of certain finished goods. Accordingly the cost of its products may be affected by changes in the market price of raw materials, sourced components, or finished goods. Natural gas and electricity prices have historically been volatile. The Company does not generally engage in commodity hedging for raw materials. Significant increases in the prices of commodities, sourced components, finished goods, or other commodities could cause product prices to increase, which may reduce demand for products or make the Company more susceptible to competition. Furthermore, in the event the Company is unable to pass along increases in operating costs to its customers, margins and profitability may be adversely affected.

The Company is exposed to political, economic and other risks that arise from operating a multinational business.

The Company has significant operations outside the United States, including Europe, Mexico and China. Further, the Company obtains raw materials and finished goods from foreign suppliers. Accordingly, the Company’s business is subject to political, economic, and other risks that are inherent in operating a multinational business. These risks include, but are not limited to, the following:

•	Difficulty in enforcing agreements and collecting receivables through foreign legal systems
•	Trade protection measures and import or export licensing requirements
•	Imposition of tariffs, exchange controls or other restrictions
•	Difficulty in staffing and managing widespread operations and the application of foreign labor regulations
•	Compliance with foreign laws and regulations
•	Changes in general economic and political conditions in countries where the Company operates

Business success depends in part on the ability to anticipate and effectively manage these risks. The Company cannot assure that these and other factors will not have a material adverse impact on its international operations or on the business as a whole.

Delays in introducing new products or the inability to achieve or maintain market acceptance with existing or new products may cause the Company’s revenues to decrease.

The industries to which the Company belongs are characterized by intense competition, changes in end-user requirements, and evolving product offerings and introductions. The Company believes future success will depend, in part, on the ability to anticipate and adapt to these factors and offer on a timely basis, products that meet customer demands. Failure to develop new and innovative products or to enhance existing products could result in the loss of existing customers to competitors or the inability to attract new business, either of which may adversely affect the Company’s revenues. The Company believes that the successful introduction of new products will enhance competitive position; however, actual results may vary.

Additional Risks to the Company

The Company is subject to various risks in the normal course of business. Exhibit 99.1 sets forth a list of risks, including those identified above, that may adversely affect the Company and is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintains its principal executive offices in Bluffton, Indiana. Manufacturing plants or primary distribution centers are located in the following countries: Australia, China, The Czech Republic, Germany, Italy, Japan, Mexico, South Africa, and the United States. Within the United States, manufacturing facilities are located in Grant County, Indiana; Little Rock, Arkansas; Siloam Springs, Arkansas; Wilburton, Oklahoma; Oklahoma City, Oklahoma; Madison, Wisconsin; Saco, Maine; and Hudson, New Hampshire. The Company also maintains warehouse facilities in Orange, California; Sanford, Florida; and Bolton, Ontario, Canada. All principal properties are owned or held under operating leases.

In the Company’s opinion, its facilities are suitable for their intended use, adequate for the Company’s business needs, and in good condition.

ITEM 3. LEGAL PROCEEDINGS

The information set forth below under Note 16, “Contingencies and Commitments,” to the consolidated financial statements is incorporate herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and all positions and offices held by the executive officers of the Company as of December 30, 2006 are:

Name	Age	Positions and Offices	In This Office Since

R. Scott Trumbull	58	Chairman of the Board and Chief Executive Officer	2003
Peter C. Maske	56	Senior Vice President and President of Europa	1999
Gregg C. Sengstack	48	Senior Vice President, International & Fueling Systems	2005
Thomas J. Strupp	53	Vice President, Chief Financial Officer, Secretary, Water Transfer Systems	2005
Thomas A. Miller	57	Vice President, Engineering and Electronic Technology	2005
Kirk M. Nevins	63	Vice President, Office of the Chairman	2005
Robert J. Stone	42	Vice President, Sales, Marketing and Technology	2005
Daniel J. Crose	58	Vice President, North American Submersible Operations	2003
Gary D. Ward	51	Vice President, Human Resources	2004

All executive officers are elected annually by the Board of Directors at the Board meeting held in conjunction with the annual meeting of shareowners. All executive officers hold office until their successors are duly elected or until their death, resignation, or removal by the Board. All executive officers have been in executive or management positions of Franklin Electric for the last five years with the exception of R. Scott Trumbull and Thomas J. Strupp.

R. Scott Trumbull has been a Director of Franklin for the last seven years and was Executive Vice President and Chief Financial Officer of Owens-Illinois, Inc. prior to joining Franklin Electric as Chairman of the Board and Chief Executive Officer in 2003.

Thomas J. Strupp was Vice President of Sales and Marketing at Pentair Water Group, Inc. prior to joining Franklin Electric in 2005. Previously, he held other executive positions in finance and general management with Sta-Rite Industries, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of shareowners of record as of January 12, 2007 was 935. The Company's stock is traded on Nasdaq National Market: Symbol FELE.

All share and per share data included in this Form 10-K reflects the Company’s two-for-one stock split effected in the form of a 100 percent stock distribution made on June 15, 2004. Dividends paid and the price range per common share as quoted by the Nasdaq National Market for 2006 and 2005 were as follows:

DIVIDENDS PER SHARE			PRICE PER SHARE
	2006	2005	2006		2005
			Low	High	Low	High
1st Quarter	$.10	$.08	$38.70	$55.72	$37.36	$44.31
2nd Quarter	$.11	$.10	$46.37	$62.95	$34.54	$40.82
3rd Quarter	$.11	$.10	$45.70	$54.19	$37.01	$45.29
4th Quarter	$.11	$.10	$49.50	$57.35	$39.20	$44.75

Issuer Purchases of Equity Securities:

The Company did not purchase, under the Company’s stock repurchase program, any shares of its common stock during the three months ended December 30, 2006.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements. The information set forth below is not necessarily indicative of future operations.

FIVE YEAR FINANCIAL SUMMARY (a)

FRANKLIN ELECTRIC CO., INC.
(In thousands, except per share amounts and ratios)
	2006	2005	2004	2003	2002
	(b)	(c)	(d)		(e)
Operations:
Net sales	$557,948	$403,413	$370,070	$325,529	$319,025
Gross profit	191,557	142,821	126,191	106,670	99,707
Interest expense	3,373	766	488	1,107	1,317
Income taxes	30,671	24,953	21,126	16,950	17,730
Income from continuing operations	56,762	45,796	38,368	34,649	31,318
Depreciation and amortization	17,989	14,971	15,143	13,748	12,878
Capital expenditures	23,190	17,845	21,110	15,261	15,568
Balance sheet:
Working capital (f)	$123,833	$138,998	$111,697	$82,640	$62,762
Property, plant and equipment, net	115,976	95,732	95,924	83,916	76,033
Total assets	526,925	379,762	333,473	281,971	258,583
Long-term debt	51,043	12,324	13,752	14,960	25,946
Shareowners’ equity	345,831	267,562	234,333	192,938	153,138
Other data:
Income, from continuing operations, to sales	10.2%	11.4%	10.4%	10.6%	9.8%
Income, from continuing operations, to average total assets	12.5%	12.8%	12.5%	12.8%	13.8%
Current ratio (g)	2.3	3.2	3.1	2.8	2.2
Number of common shares outstanding	23,009	22,485	22,041	21,828	21,648
Per share:
Market price range
High	$62.95	$45.29	$43.48	$32.80	$30.27
Low	38.70	34.54	29.01	23.00	19.95
Income, from continuing operations, per weighted-average common share	2.49	2.06	1.75	1.60	1.45
Income, from continuing operations, per weighted-average common share, assuming dilution	2.43	1.97	1.67	1.53	1.38
Book value (h)	14.84	11.54	10.17	8.53	6.74
Dividends per common share	0.43	0.38	0.31	0.27	0.26

____________________________________________________________________________________________________
(a) The five year financial presentation excludes the sales and earnings of the Engineered Motor Products Division (EMPD) which was sold during the fourth quarter of 2006, for all periods presented.
(b) Includes the results of operations of the Company’s wholly-owned subsidiary, Little Giant Pump Company and Healy Systems, Inc., since their acquisition in the second and third quarter of 2006, respectively.
(c) Includes the results of operations of the Company’s wholly-owned subsidiary, Phil-Tite Enterprises, and the effect of an equity investment in Pioneer Pump, Inc., both acquired in the third quarter of 2005.
(d) Includes the results of operations of the Company’s wholly-owned subsidiary, Franklin Pump Systems, since the acquisition of certain assets of JBD, Inc. in the third quarter of 2004.
(e) Includes the results of operations of the Company’s wholly-owned subsidiaries, Coverco S.r.l. and Intelligent Controls, Inc., since their acquisition in the first and third quarters of 2002, respectively.
(f) Working capital = Current assets minus Current liabilities
(g) Current ratio = Current assets divided by Current liabilities
(h) Book value = Shareowners equity divided by weighted average common shares, assuming full dilution

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2006 // 2005

OVERVIEW

Sales and earnings from continuing operations for 2006 were up from 2005. The increase in sales was primarily related to sales from acquisitions. Sales growth benefited from selling price realization gains and organic growth in Water Systems motor and pump unit shipments as well as organic growth in Fueling Systems product shipments, primarily flexible pipe. Earnings improved in 2006 primarily due to the increased sales as well as reduced manufacturing costs from the Company’s growing production base in Mexico, The Czech Republic, and China. These improvements were partially offset by higher commodity costs and increased fixed costs incurred in connection with selling, general and administrative spending resulting from the Company’s strategy of selling to a more diversified customer base by marketing its Water Systems products directly to distributors. Included in the results for 2006 are stock-based compensation expenses recorded under the new accounting guidelines of Statement of Financial Accounting Standards (SFAS) No. 123(R). The accounting pronouncement was adopted as of January 1, 2006.

During the fourth quarter of 2006, the Company divested its Engineered Motor Products Division (EMPD). For financial statement purposes, EMPD has been classified as a discontinued operation for all periods presented. As a discontinued operation, EMPD’s sales and operational impact are excluded from the Company’s continuing operations results and reported in the income statement section as “discontinued operations”. EMPD’s sales for 2006 through the date of divestiture and for full years 2005 and 2004 represented less than 10 percent of the Company’s total sales. EMPD’s net earnings for 2006 through the date of divestiture and for full year 2005 were about $0.01 per share in both years. EMPD had a net loss for full year 2004 of about $0.02 per share. Unless otherwise indicated, the following discussion relates to continuing operations only.

RESULTS OF OPERATIONS

Net sales from continuing operations for fiscal year 2006 were a record $557.9 million, an increase of $154.5 million or 38 percent compared to 2005 sales of $403.4 million. Incremental sales related to acquisitions for fiscal year 2006 were about $86 million or 21 percent of prior year sales. The majority of the sales growth from acquisitions resulted from the Little Giant Pump Company. Sales growth benefited from price realization gains and organic growth in Water Systems motor and pumps. Sales increased by gains in price realization of approximately $20.6 million or 5 percent in 2006 resulting from increases in product selling prices, changes in customer sales discount programs and greater direct sales to distribution customers.
Water Systems product sales worldwide were up about 37 percent for fiscal year 2006 compared to 2005. Sales revenue increased in all of Water Systems’ major product categories during the year (including submersible motors, pumps, and drives and controls). Fueling Systems worldwide sales increased approximately 43 percent in 2006 from fiscal year 2005.

Cost of sales from continuing operations as a percent of net sales for 2006 and 2005 was 65.7 percent and 64.6 percent, respectively. Cost of sales as a percent of net sales increased in 2006 from 2005 primarily as a result of product mix changes as Fueling Systems’ products and complete Water Systems pumps (including Little Giant product lines) represented a higher percentage of overall sales and these product lines carry a higher cost of sales than submersible motor products.

Selling and administrative (“SG&A”) expense as a percent of net sales for 2006 and 2005 was 18.4 percent and 17.6 percent, respectively. Incremental increases in SG&A expense were about $31.7 million in 2006 over 2005 primarily due to acquisitions $15.5 million, stock-based compensation expense $2.7 million, and increased fixed costs incurred in connection with selling, general and administrative spending resulting from the Company’s strategy of selling to a more diversified customer base by marketing its Water Systems products directly to distributors.

Interest expense for 2006 and 2005 was $3.4 million and $0.8 million, respectively. Interest expense increased in 2006 due to the debt incurred for the acquisitions of the Little Giant Pump Company and Healy Systems.

Included in other income for 2006 and 2005 was interest income of $1.9 million and $1.4 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities. Also, included in other income for 2006 and 2005 was income from equity investments of $0.7 million and $0.1 million, respectively.

Foreign currency-based transactions produced a loss for 2006 of about $0.1 million primarily due to euro rate changes relative to other currencies in Europe and the U.S. dollar.  Foreign currency-based transactions produced a gain for 2005 of $0.2 million primarily due to fluctuations between the U.S. dollar and the Chinese Yuan and Mexican Peso.

The provision for income taxes for continuing operations in 2006 and 2005 was $30.7 million and $25.0 million, respectively. The effective tax rates were 35.1 and 35.3 percent for 2006 and 2005, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and R&D credits and due to the effects of state and foreign income taxes, net of federal tax benefits.

Income from continuing operations for 2006 was $56.8 million, or $2.43 per diluted share, compared to 2005 income from continuing operations of $45.8 million or $1.97 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $55.4 million and $74.2 million in 2006 and 2005, respectively. The primary source of cash from operations was earnings. Significant uses of operating cash flow in 2006 and 2005 were increases in inventory, $11.0 million and $10.6 million, respectively. Inventories increased significantly in 2006 and 2005 as the Company increased finished goods availability for pump products and distribution customers as a part of its new distribution channel strategy. Accounts receivable and accounts payable and other accrued expenses were significant sources of operating cash flow in 2005. Accounts receivable increases were primarily attributable to the timing of payments received from customers and increased sales during 2005. Accounts payable increases were primarily attributable to the timing of payments made to vendors and increased inventories during 2005.

Net cash flows used in investing activities were $131.6 million and $63.5 million in 2006 and 2005, respectively. In 2006, the Company paid an aggregate of $159.2 million for acquisitions in 2006, net of cash acquired. The acquisitions consisted of Little Giant Pump Company for $123.9 million and Healy Systems for $35.3 million. In 2005, the Company paid $36.0 million for short-term investment securities, net of short-term investment securities sold. The Company paid an aggregate of $8.5 million for acquisitions in 2005, net of cash acquired. The acquisitions consisted of $5.6 million for Phil-Tite and $2.9 million for an equity investment in Pioneer.

Cash flows from financing activities in 2006 were $54.8 million primarily from long-term debt. Net cash flows used in financing activities were $9.0 million in 2005. The Company paid $9.8 million and $8.5 million in dividends on the Company’s common stock in 2006 and 2005, respectively. In 2005, another principal use of cash was purchases of Company common stock under the Company’s repurchase program. During 2005, the Company repurchased 366,308 shares of its common stock for $13.8 million.

Cash and cash equivalents at the end of 2006 were $34.0 million compared to $52.1 million at the end of 2005. Working capital decreased $15.2 million in 2006 and the current ratio of the Company was 2.3 for 2006 compared to a current ratio of 3.2 at the end of 2005. The Company’s working capital and current ratio decreased in 2006 as the Company invested its excess cash in acquisitions during the year.

Principal payments of $1.0 million per year on the Company’s $20.0 million of unsecured long-term debt began in 1998 and will continue until 2008 when a balloon payment of $10.0 million will fully retire the debt. In September 2004, the Company entered into an unsecured, 60-month $80.0 million, amended and restated to $120.0 million during December 2006, revolving credit agreement (the “Agreement”). The Agreement includes a facility fee of one-tenth of one percent on the committed amount. The Company had outstanding borrowings under the Agreement of $50 million at December 30, 2006. The Company had no outstanding borrowings under the Agreement at December 31, 2005. The Company is subject to certain financial covenants with respect to borrowings, interest coverage, working capital, loans or advances, and investments. The Company was in compliance with all debt covenants at all times in 2006 and 2005.

At December 30, 2006, the Company had $5.9 million of commitments primarily for the purchase of machinery and equipment, and building expansions. Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet these current commitments and existing debt, and finance business growth.

2005 // 2004

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

RESULTS OF OPERATIONS

Net sales from continuing operations for fiscal year 2005 were $403.4 million, an increase of $33.3 million or 9 percent compared to 2004 sales of $370.1 million. Incremental sales related to acquisitions for fiscal year 2005 were about $17.5 million or 4 percent of sales. The majority of the sales growth from acquisitions resulted from the JBD, Inc. (the former Jacuzzi Brand) pump company. Sales growth was benefited by price realization gains and organic growth in Water Systems pump unit shipments. Water Systems product sales worldwide were up about 10 percent for fiscal year 2005 compared to 2004. Sales revenue increases in all of our Water Systems product categories during the year (including submersible motors, pumps, and drives and controls) were partially offset by slightly lower unit volumes of motors and controls due to customers buying ahead of announced price increases in 2004. The sales increase in 2005 for water related products by customers principally in the North American market accounted for about $33.6 million or 15 percent. The sales increase by European customers was about $1.8 million for 2005 or 2 percent (when comparing both years at the current year exchange rate). Sales increased by gains in price realization of approximately $25 million in 2005 resulting from increases in product selling prices, changes in customer sales discount programs and greater direct sales to distribution customers. Incremental sales for 2005 related to the acquisition of the assets of JBD, Inc. were about $16.1 million. Fueling Systems product sales worldwide were up about 2 percent compared to the prior year, mostly related to an acquisition in the third quarter. Sales related to the acquisition of Phil-Tite Enterprises (Phil-Tite), a manufacturer of fuel containment systems, were about $1.4 million in 2005.

Cost of sales from continuing operations as a percent of net sales for 2005, and 2004 was 64.6 percent, and 65.9 percent, respectively. Cost of sales as a percent of net sales decreased in 2005 from 2004 primarily as a result of increased sales volume, leveraging fixed costs, and improving profit margin. The improvement in gross profit from sales volume was offset by increased costs for certain commodities used in the manufacture of the electric motors, primarily steel and copper, of $5.2 million for 2005. Manufacturing costs in 2005 were reduced as approximately 23 percent of global Water Systems manufacturing man-hours were in relatively low-cost countries (Mexico, The Czech Republic, and China) versus about 13 percent in 2004. Gross profit was further improved by increases in selling prices.

Selling and administrative (“SG&A”) expense as a percent of net sales for 2005 and 2004 was 17.6 percent and 16.3 percent, respectively. SG&A costs increased about $10.4 million in 2005 over 2004 partially due to increased selling and marketing expenses of about $3.4 million related to the change in the Company’s strategy of selling to a more diversified customer base by marketing its Water Systems products direct to distributors. The Company expanded its sales force and increased other selling expenses related to a broader customer base with the addition of the specialty Water Systems distributors as customers. Incremental SG&A expenses related to acquisitions were about $2.7 million for 2005.

Restructuring expenses of $1.9 million and $5.5 million were incurred during 2005 and 2004, respectively. The expenses (included in “Restructure Expense” on the income statement) related to the Global Manufacturing Realignment Program. The costs were primarily for severance and other employee related expenses, as well as, equipment transfers and travel. The Company completed phase one of the ongoing program in 2005 and incurred pre-tax restructuring expense of about $7.5 million over the two year period.

Interest expense for 2005 and 2004 was $0.8 million and $0.5 million, respectively. Interest expense increased in 2005 due to increased interest rates.

Included in other income for 2005 and 2004 was interest income of $1.4 million and $0.5 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities. Also, included in other income for 2005 was income from equity investments of $0.1 million.

Foreign currency-based transactions produced a gain for 2005 of $0.2 million primarily due to fluctuations between the U.S. dollar and the Chinese Yuan and Mexican Peso.  The foreign currency-based transaction loss, $0.5 million, in 2004 was due primarily to the euro rate changes relative to other currencies in Europe.

The provision for income taxes from continuing operations in 2005 and 2004 was $25.0 million, and $21.1 million, respectively. The effective tax rates were 35.3 and 35.5 percent for 2005 and 2004, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and R&D credits and due to the effects of state and foreign income taxes, net of federal tax benefits.

Income from continuing operations for 2005 was $45.8 million, or $1.97 per diluted share, compared to 2004 income from continuing operations of $38.4 million, or $1.67 per diluted share. Per share data for 2004 reflects the Company’s two-for-one stock split effected in the form of a 100 percent stock distribution made on June 15, 2004.

CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $74.2 million and $57.5 million in 2005 and 2004, respectively. The primary source of cash from operations was earnings. Significant uses of operating cash flow in 2005 and 2004 were related to increases in inventory, $10.6 million and $1.2 million, respectively. Inventories increased significantly in 2005 as the Company increased finished goods availability for distribution customers as a part of its new distribution channel strategy. Accounts receivable and accounts payable and other accrued expenses were significant sources of operating cash flow in 2005. Accounts receivable increases were primarily attributable to the timing of payments received from customers and increased sales during 2005. Accounts payable increases were primarily attributable to the timing of payments made to vendors and increased inventories during 2005. In 2004, a payment of $4.0 million was made to qualified employee benefit plans.

Net cash flows used in investing activities were $63.5 million and $30.4 million in 2005 and 2004, respectively. The Company paid $36.0 million for short-term investment securities, net of short-term investment securities sold in 2005. The Company paid an aggregate of $8.5 million for acquisitions in 2005, net of cash acquired. The acquisitions consisted of $5.6 million for Phil-Tite and $2.9 million for an equity investment in Pioneer. The primary use of cash for investing activities in 2004 was additions to property, plant and equipment. Another use of cash in 2004 was for the acquisition of certain assets of JBD, Inc. for $9.3 million.

Net cash flows used in financing activities were $9.0 million and $7.1 million in 2005 and 2004, respectively. The Company paid $8.5 million and $6.8 million in dividends on the Company’s common stock in 2005 and 2004, respectively. Another principal use of cash was purchases of Company common stock under the Company’s repurchase program. During 2005 and 2004, the Company repurchased 366,308 shares of its common stock for $13.8 million and 102,800 for $3.1 million, respectively.

Cash and cash equivalents at the end of 2005 were $52.1 million compared to $50.6 million at the end of 2004. Working capital increased $27.3 million in 2005 and the current ratio of the Company was 3.2 for 2005 compared to a current ratio of 3.1 at the end of 2004.

Principal payments of $1.0 million per year on the Company’s $20.0 million of unsecured long-term debt began in 1998 and will continue until 2008 when a balloon payment of $10.0 million will fully retire the debt. In September 2004, the Company entered into an unsecured, 60-month $80.0 million revolving credit agreement (the “Agreement”). The Agreement includes a facility fee of one-tenth of one percent on the committed amount. The Company had no outstanding borrowings under the Agreement at December 31, 2005. The Company is subject to certain financial covenants with respect to borrowings, interest coverage, working capital, loans or advances, and investments. The Company was in compliance with all debt covenants at all times in 2005 and 2004.

At December 31, 2005, the Company had $3.6 million of commitments primarily for the purchase of machinery and equipment, and building expansions. Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet these current commitments and existing debt, and finance business growth.

2006

AGGREGATE CONTRACTUAL OBLIGATIONS
Most of the Company’s contractual obligations to third parties are debt obligations. In addition, the Company has certain contractual obligations for future lease payments, as well as, purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)
		Less Than			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Debt	$61.3	$11.0	$50.3	$-	$-
Debt interest	5.7	3.3	2.4	-	-
Capital leases	1.1	0.3	0.8	-	-
Operating leases	22.4	5.3	7.1	3.1	6.9
Contingency from Healy acquisition	0.4	0.4	-	-	-
Purchase obligations	5.9	5.9	-	-	-
	$96.8	$26.2	$60.6	$3.1	$6.9

Debt interest includes interest on the balance outstanding under the Company’s fixed-to-variable interest rate swap. Per the swap contract, the Company receives interest at a fixed rate of 6.3 percent and pays interest at a variable rate based on the three month London Interbank Offered Rates (LIBOR) rate plus a spread. The average variable rate paid in 2006 was 7.9 percent. Debt interest also includes interest under the Company’s current credit agreement. The average interest rate for 2006 was 5.5 percent based on the LIBOR plus an interest spread. The remaining interest is calculated based on the fixed rate of 6.3 percent for the Company’s long-term insurance company debt.

The Healy Systems stock purchase agreement provided for additional contingent payments of 5 percent of certain Healy Systems product sales over the next five years, of which only one year could be estimated, therefore recognized and presented above.

The Company also has pension and other post-retirement benefit obligations not included in the table above which will result in future payments.

ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statements of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company reviewed the impact of FIN 48 on its financial statements and does not believe the adoption of this standard will have a significant impact on the Company’s results of operations, financial position, or statement of cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 gives guidance for measuring assets and liabilities using fair value. Fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier application is encouraged. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements, but does not believe the adoption of this standard will have a significant impact on the Company’s results of operations, financial position, or statement of cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 addresses how a registrant should quantify the effect of an error on the financial statements. The SEC concludes that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both a “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s results of operations, financial position, or statement of cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which required recognition of the funded status of defined benefit pension and other postretirement plans, with a corresponding after-tax adjustment to accumulated other comprehensive loss. In 2006, the Company adopted SFAS No. 158. The adoption of SFAS No. 158, together with the annual remeasurement of our pension plans, resulted in a net of tax, $1.3 million, decrease in Shareholders’ equity. This decrease does not affect cash flows or the funded status of our benefit plans.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, accounts receivable, inventories, recoverability of long-lived assets, intangible assets, income taxes, warranty obligations, stock-based compensation, pension and other employee benefit plan obligations, and contingencies. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are identified below:

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

Stock-Based Compensation:
Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, compensation expense recognized includes: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The fair value of each option award, both before and after the adoption of SFAS No. 123(R), is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period. Options granted to retirement eligible employees were immediately expensed. In 2005, this amount was disclosed in the pro-forma exhibit while in 2006 it was recognized as an expense. The Company uses historical data to estimate the expected volatility of its stock; the weighted average expected life, the period of time options granted are expected to be outstanding; and its dividend yield. The risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during 2006 is as follows:

Risk-free interest rate	4.54%
Dividend yield	.70-.74%
Weighted-average dividend yield	.707%
Volatility factor	.3553-.3768
Weighted-average volatility	.359
Expected term	4-5 years
Forfeiture rate	5.44%

In accordance with SFAS No. 123, for periods prior to January 1, 2006, the Company disclosed pro forma net income or loss and pro forma net income or loss per share as if the fair value-based method in measuring compensation expense for its stock-based incentive programs had been applied. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

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

Business Combinations:
The Company follows the guidance under SFAS No. 141, “Business Combinations.” The acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values and subject to change during the twelve month period subsequent to the acquisition date. The Company utilizes management estimates and independent third-party valuation firms to assist in determining the fair values of assets acquired and liabilities assumed. Such estimates and valuations require the Company to make significant assumptions, including projections of future events and operating performance.

Goodwill and Other Intangible Assets:
Goodwill is not amortized; however it is tested for impairment annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired. The Company performs impairment testing for its reporting units using future cash flows based on management’s judgments and assumptions. An asset’s value is impaired if the estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated are less than the carrying amount of the reporting unit including goodwill. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the reporting unit including goodwill over the fair value. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Income Taxes:
Under the requirements of SFAS No. 109, “Accounting for Income Taxes”, the Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Pension and Employee Benefit Obligations:
With the assistance of the Company’s actuaries, the discount rate used to determine pension and post-retirement plan liabilities is selected using a yield-curve approach. The yield-curve approach discounts each expected cash flow of the liability stream at an interest rate based on high quality corporate bonds. The present value of the discounted cash flows is summed and an equivalent weighted-average discount rate is calculated. A change in the discount rate selected by the Company of 25 basis points would result in a change of about $0.1 million of employee benefit expense. The Company consults with actuaries, asset allocation consultants and investment advisors to determine the expected long-term rate of return on plan assets based on historical and projected rates of return on the types of assets in which the plans have invested. A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.4 million of employee benefit expense.

Contingencies:
The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business resulting from litigation, claims and other commitments, and from a variety of environmental and pollution control laws and regulations. The Company considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of the reserves is determined, if any, with the assistance of outside legal counsel or other governmental regulatory agencies. The Company regularly evaluates current information available to determine whether the accruals should be adjusted.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Any forward-looking statements contained herein involve risks and uncertainties, including, but not limited to, general economic and currency conditions, various conditions specific to the Company’s business and industry, market demand, competitive factors, changes in distribution channels, supply constraints, technology factors, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks, all as described in Item 1A and Exhibit 99.1 of this Form 10-K. These risks and uncertainties may cause actual results to differ materially from those indicated by the forward-looking statements. Any forward-looking statements included in this Form 10-K are based upon information presently available. The Company does not assume any obligation to update any forward-looking information.

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

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (credit facility), where interest rates are tied to the prime rate or LIBOR. The average interest rate associated with borrowings against the credit facility paid by the Company in 2006 was 5.5 percent. As of December 30, 2006, the Company had $50.0 million outstanding under the credit facility. The Company does not, as a matter of policy, enter into derivative contracts for speculative purposes. The interest rate swap agreement entered into by the Company on September 24, 2003, had a notional amount of $10.0 million under which the Company receives a fixed rate of interest of 6.3 percent and pays interest at a variable rate based on a three month LIBOR rate plus a spread. The average rate associated with the swap agreement paid by the Company in 2006 was 7.9 percent. The fixed-to-variable interest rate swap is accounted for as a fair value hedge, per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, with effectiveness assessed based on changes in the fair value of the underlying debt using incremental borrowing rates currently available on loans with similar terms and maturities. The effective gain or loss on the interest rate swap and that of the underlying debt are equal and offsetting resulting in no net effect to earnings. Based on the Company’s variable rate debt at December 30, 2006, a hypothetical 1.0 percent increase in interest rates would result in an annual increase in interest expense of approximately $0.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands, except per share amounts)	2006	2005	2004

Net sales	$557,948	$403,413	$370,070
Cost of sales	366,391	260,592	243,879
Gross profit	191,557	142,821	126,191
Selling and administrative expenses	102,478	70,799	60,413
Restructure expense	-	1,920	5,536
Operating income	89,079	70,102	60,242
Interest expense	(3,373)	(766)	(488)
Other income	1,791	1,200	219
Foreign exchange income/(loss)	(64)	213	(479)
Income before income taxes	87,433	70,749	59,494
Income taxes	30,671	24,953	21,126
Income from continuing operations	56,762	45,796	38,368

Discontinued operations	381	344	(460)
Income taxes	145	131	(175)
Income/(loss) from discontinued operations	236	213	(285)

Net income	$56,998	$46,009	$38,083

Income per share
Basic continuing operations	$2.49	$2.06	$1.75
Basic discontinued operations	0.01	0.01	(0.02)
	$2.50	$2.07	$1.73

Diluted continuing operations	$2.43	$1.97	$1.67
Diluted discontinued operations	0.01	0.01	(0.02)
	$2.44	$1.98	$1.65

Dividends per common share	$0.43	$0.38	$0.31

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
ASSETS
(In thousands, except per share amounts)	2006	2005

Current assets:
Cash and equivalents	$33,956	$52,136
Investments	-	35,988
Receivables (less allowances of $2,786 and $2,204, respectively)	52,679	30,165
Inventories:
Raw materials	39,195	25,267
Work-in-process	14,414	10,647
Finished goods	76,661	51,754
LIFO reserve	(18,707)	(17,287)
	111,563	70,381

Other current assets (including deferred income taxes of $14,914 and $10,744, respectively)	19,592	14,350
Total current assets	217,790	203,020

Property, plant and equipment, at cost:
Land and buildings	56,352	53,106
Machinery and equipment	169,119	164,926
	225,471	218,032
Less allowance for depreciation	(109,495)	(122,300)
	115,976	95,732

Other assets (including deferred income taxes of $1,269 and $0, respectively)	14,375	13,064
Intangible assets	45,257	9,964
Goodwill	133,527	57,982
Total assets	$526,925	$379,762

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
Accounts payable	$30,832	$26,409
Accrued liabilities	40,166	34,223
Income taxes	11,649	2,087
Current maturities of long-term debt and short-term borrowings	11,310	1,303
Total current liabilities	93,957	64,022

Long-term debt	51,043	12,324
Deferred income taxes	4,597	4,296
Employee benefit plan obligations	25,969	25,830
Other long-term liabilities	5,528	5,728

Contingencies and commitments (note 16)

Shareowners' equity:
Common shares (45,000 shares authorized, $.10 par value)
outstanding (23,009 and 22,485, respectively)	2,301	2,249
Additional capital	94,356	74,717
Retained earnings	236,780	190,381
Loan to ESOP trust	(200)	(432)
Accumulated other comprehensive income	12,594	647
Total shareowners' equity	345,831	267,562
Total liabilities and shareowners' equity	$526,925	$379,762
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

	2006	2005	2004
(In thousands)

Cash flows from operating activities:
Net income	$56,998	$46,009	$38,083
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17,989	14,971	15,143
Stock based compensation	3,206	147	-
Deferred income taxes	(9,933)	284	1,219
Gain/loss on divestiture and disposals of plant and equipment	(4,637)	174	187
Changes in assets and liabilities, before the effect of acquisitions
Receivables	(5,380)	7,354	(1,243)
Inventories	(10,978)	(10,642)	(1,167)
Accounts payable and other accrued expenses	(4,540)	5,930	2,276
Accrued income taxes	15,012	8,076	5,029
Excess tax from share-based compensation arrangements	(5,743)	-	-
Employee benefit plans	4,956	2,420	(3,491)
Other, net	(1,561)	(559)	1,471
Net cash flows from operating activities	55,389	74,164	57,507
Cash flows from investing activities:
Additions to plant and equipment	(23,190)	(17,845)	(21,110)
Proceeds from sale of plant and equipment	343	1,073	29
Additions to other assets	-	(2,184)	(10)
Purchase of securities	(63,500)	(236,773)	-
Proceeds from sale of securities	99,488	200,785	-
Cash paid for acquisitions, net of cash acquired	(159,205)	(8,509)	(9,307)
Proceeds from sale of business	14,470	-	-
Net cash flows from investing activities	(131,594)	(63,453)	(30,398)
Cash flows from financing activities:
Proceeds from long-term debt	130,000	-	-
Repayment of long-term debt	(81,296)	(1,280)	(1,553)
Proceeds from issuance of common stock	10,120	14,298	4,110
Excess tax from share-based compensation arrangements	5,743	-	-
Purchases of common stock	(198)	(13,775)	(3,091)
Reduction of loan to ESOP Trust	232	233	232
Dividends paid	(9,833)	(8,447)	(6,815)
Net cash flows from financing activities	54,768	(8,971)	(7,117)

Effect of exchange rate changes on cash	3,257	(208)	650
Net change in cash and equivalents	(18,180)	1,532	20,642
Cash and equivalents at beginning of year	52,136	50,604	29,962
Cash and equivalents at end of year	$33,956	$52,136	$50,604

(In millions)
Cash paid for income taxes	$24.4	$19.3	$19.0
Cash paid for interest	$3.1	$0.7	$0.6

Non-cash items:
Payable to seller of Healy Systems, Inc.	$3.0	$-	$-
Additions to property, plant, and equipment, not yet paid	$0.5	$0.5	$0.1
Receivable from sale of EMPD	$2.2	$-	$-

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY AND COMPREHENSIVE INCOME

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands)
	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Loan to ESOP Trust	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income

Balance year end 2003	21,828	$2,182	$45,826	$139,057	$(897)	$6,770
Net income				38,083			$38,083
Currency translation adjustment						6,935	6,935
Minimum pension liability adjustment, net of tax $141						(211)	(211)
Comprehensive income							$44,807
Dividends on common stock				(6,815)
Common stock issued	337	35	4,495
Common stock repurchased or received for stock options exercised	(124)	(13)		(3,768)
Tax benefit of stock options exercised			2,422
Loan payment from ESOP	______	______	______	________	232	_______
Balance year end 2004	22,041	$2,204	$52,743	$166,557	$(665)	$13,494

Net income				46,009			$46,009
Currency translation adjustment						(9,405)	(9,405)
Minimum pension liability adjustment, net of tax $2,295						(3,442)	(3,442)
Comprehensive income							$33,162
Dividends on common stock				(8,447)
Common stock issued	795	81	14,855
Stock-based compensation	15	1	147
Common stock repurchased or received for stock options exercised	(366)	(37)		(13,738)
Tax benefit of stock options exercised			6,972
Loan payment from ESOP	______	______	______	________	233	____
Balance year end 2005	22,485	$2,249	$74,717	$190,381	$(432)	$647

Net income				56,998			$56,998
Currency translation adjustment						8,306	8,306
Minimum pension liability adjustment, net of tax $(3,278)						4,917	4,917
Comprehensive income							$70,221
SFAS 158 transition amount, net of tax $851						(1,276)
Dividends on common stock				(9,833)
Common stock issued	513	50	10,690
Stock-based compensation	26	3	3,206
Common stock repurchased or received for stock options exercised	(15)	(1)		(766)
Tax benefit of stock options exercised			5,743
Loan payment from ESOP	______	______	______	________	232	_______
Balance year end 2006	23,009	$2,301	$94,356	$236,780	$(200)	$12,594

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--The Company's fiscal year ends on the Saturday nearest December 31. The financial statements and accompanying notes are as of and for the years ended December 30, 2006 (52 weeks), December 31, 2005 (52 weeks), and January 1, 2005 (52 weeks) and referred to as 2006, 2005, and 2004, respectively.

Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated.

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

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company spent approximately $8.1 million in 2006, $5.6 million in 2005, and $4.2 million in 2004 on research and development.

Cash Equivalents--Cash equivalents consist of highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations, and have original or purchased maturities of three months or less.

Fair Value of Financial Instruments--The carrying amounts for cash and equivalents, and short-term debt approximate fair value. The fair value of long-term debt is estimated based on current borrowing rates for similar issues and current exchange rates for foreign currency denominated amounts, which is not materially different from the recorded value. The Company’s off-balance sheet instruments consist of operating leases and an interest rate swap, which are not significant.

Accounts Receivable and Allowance for Uncollectible Accounts--Accounts receivable are stated at estimated net realizable value. Accounts receivable is comprised of balances due from customers, net of earned discounts and estimated allowances for uncollectible accounts. Earned discounts are based on specific customer agreement terms. In determining allowances, historical trends are evaluated and economic conditions and specific customer issues are reviewed to arrive at appropriate allowances. Allowance levels change as customer-specific circumstances and the other analysis areas noted above change. Differences may result in the amount for allowances if actual experience differs significantly from management estimates; such differences have not historically been material.

Inventories--Inventories are stated at the lower of cost or market. The majority of the cost of domestic and foreign inventories is determined using the first-in, first-out (FIFO) method; a portion of domestic inventory costs are determined using the last-in, first-out (LIFO) method. Inventories stated on the LIFO method were approximately 15.7 percent and 31.5 percent of total inventories in 2006 and 2005, respectively. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded or changed.

Property, Plant and Equipment--Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided principally on a straight line basis over the estimated useful lives of 5 to 20 years for land improvements and buildings, 2 to 10 years for machinery and equipment. Maintenance, repairs, and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives of buildings, improvements, and equipment are capitalized. Accelerated methods are used for income tax purposes. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s depreciation expense was $15.8, $13.5, and $13.0 million in 2006, 2005, and 2004, respectively.

Asset Retirement Obligations--The Company recognizes and reports obligations associated with tangible asset retirements that result from the acquisition, disposal, or normal operation of a long-lived asset. Obligations are recognized and recorded at fair value in the period in which the obligation is incurred and a reasonable estimate made, or recognized when a reasonable estimate can be made.

Goodwill and Other Intangible Assets--The Company performs goodwill impairment testing for its reporting units, annually or more frequently whenever events or a change in circumstances indicate that the asset may be impaired. Goodwill is then adjusted in the event of impairment. Amortization is recorded for other intangible assets with definite lives.

Derivatives and Hedging--On September 24, 2003 the Company entered into a fixed-to-variable interest rate swap to achieve a desired proportion of variable vs. fixed rate debt. The fixed-to-variable interest rate swap is accounted for as a fair value hedge, per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, with effectiveness assessed based on changes in the fair value of the underlying debt using incremental borrowing rates currently available on loans with similar terms and maturities. The effective gain or loss on the interest rate swap and that of the underlying debt are equal and offsetting resulting in no net effect to earnings.

Warranty Obligations--Warranty terms are generally two years from date of manufacture or one year from date of installation. Warranty liability is recorded when revenue is recognized and is based on actual historical return rates from the most recent warranty periods.

Income Taxes --Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock-Based Compensation-- Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

For pro forma information regarding net income and earnings per share, the fair value for the options awarded in 2005 and 2004, for all fixed stock option plans was estimated as of the date of the grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model used by the Company was developed for use in estimating the fair value of fully tradable options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Earnings Per Common Share--Basic and diluted earnings per share are computed and disclosed under SFAS No. 128, “Earnings Per Share”. Earnings per share are based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities.

Translation of Foreign Currencies--All assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year end exchange rates. All revenue and expense accounts are translated at average rates in effect during the respective period. Adjustments for translating foreign currency assets and liabilities in U.S. dollars are included as a component of other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations in “Other income”, as incurred.

Significant Estimates and Assumptions--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions by management affect accrued expenses, stock-based compensation, pension, goodwill impairment, long-lived assets and inventory valuation.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Reclassifications--All share and per share data included in these financial statements reflect the Company’s two-for-one stock splits effected in the form of a 100 percent stock distribution made on June 15, 2004.

2. ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company reviewed the impact of FIN 48 on its financial statements and does not believe the adoption of this standard will have a significant impact on the Company’s results of operations, financial position, or statement of cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 gives guidance for measuring assets and liabilities using fair value. Fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier application is encouraged. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements, but does not believe the adoption of this standard will have a significant impact on the Company’s results of operations, financial position, or statement of cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how a registrant should quantify the effect of an error on the financial statements. The SEC concludes that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both a “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s results of operations, financial position, or statement of cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which required recognition of the funded status of defined benefit pension and other postretirement plans, with a corresponding after-tax adjustment to accumulated other comprehensive loss. In 2006, the Company adopted SFAS No. 158. The adoption of SFAS No. 158, together with the annual remeasurement of our pension plans, resulted in a net of tax, $1.3 million, decrease in Shareholders’ equity. This decrease does not affect cash flows or the funded status of our benefit plans.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

3. ACQUISITIONS

During April 2006, the Company completed its acquisition of all of the outstanding shares of capital stock of Little Giant Pump Company (“Little Giant”) from Tecumseh Products Company for a cash purchase price of $120.8 million, excluding direct transaction costs and subject to a final post-closing working capital adjustment. Transaction costs, approximately $2.4 million, and the final post-closing working capital adjustment, approximately $0.7 million, are included in the purchase accounting calculations under the guidance of SFAS No. 141 “Business Combinations”. Accordingly, a portion of the aggregate purchase price has been allocated to net assets acquired based on a fair market valuation. The initial excess purchase price over fair value of the net assets acquired, $82.6 million originally recorded as goodwill, has been adjusted to $47.3 million for the fair market values assigned to fixed assets, customer relationships, technology and other intangible assets. Certain due to values assigned, within property, plant and equipment, are considered preliminary estimates and will be adjusted as additional information is received and valuation assessments are completed. The $47.3 million recorded as goodwill, will be deductible for tax purposes.

The purchase price assigned to each major asset and liability of Little Giant Pump Company is as follows:

(In millions)

Assets:
Current assets	$45.6
Property, plant and equipment	13.4
Intangible assets	31.2
Goodwill	47.3
Other assets	0.2
Total assets	137.7
Less liabilities	(13.8)
Total purchase price	$123.9

Little Giant’s results of operations were included in the Company’s consolidated statement of income, from the acquisition date through the year ended December 30, 2006.

During September 2006, the Company acquired Healy Systems, Inc. (“Healy Systems”) in a stock purchase transaction for a cash purchase price of $35.1 million, excluding direct transaction costs and a post-closing working capital adjustment. The purchase agreement provides for additional payments of 5 percent of certain Healy Systems product sales over the next five years. The transaction costs, approximately $0.3 million, and the preliminary post closing working capital adjustment, approximately $2.6 million are included in the total purchase accounting calculations under the guidance of SFAS No. 141 “Business Combinations”. The purchase price has been allocated to net assets based on preliminary estimated fair values. The Company will complete an independent fair market valuation in 2007. The excess of purchase price over preliminary estimated fair value of the net assets acquired, $26.4 million, has been recorded as goodwill. No portion of the $26.4 million, recorded as goodwill, will be deductible for tax purposes.

The purchase price assigned to each major asset and liability of Healy Systems, Inc. is as follows:

(In millions)

Assets:
Current assets	$8.1
Property, plant and equipment	2.0
Intangible assets	6.0
Goodwill	26.4
Total assets	42.5
Less liabilities:
Current liabilities	(1.7)
Deferred income taxes	(2.4)
Total purchase price	$38.4

Healy Systems results of operations were included in the Company’s consolidated statement of income, from the acquisition date through the year ended December 30, 2006.

Pro forma Results of Operations

The following unaudited pro forma statements give effect to the acquisition of Little Giant Pump Company and Healy Systems, by the Company. The unaudited pro forma combined condensed statements of income for 2006 and 2005 give effect to the acquisition of Little Giant Pump Company and Healy Systems as if the acquisitions had occurred at the beginning of the periods reported. These unaudited pro forma combined condensed financial statements are prepared for informational purposes only and are not necessarily indicative of actual results or financial position that would have been achieved had the acquisitions of Little Giant and Healy Systems been consummated on the dates indicated and are not necessarily indicative of future operating results or financial position of the consolidated companies. The unaudited pro forma combined condensed financial statements do not give effect to any cost savings or incremental costs that may result from the integration of Little Giant Pump Company and Healy Systems with the Company.

FRANKLIN ELECTRIC CO., INC.
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	2006	2005

Net sales	$615.7	$529.6

Net income	$59.3	$52.8

Per share data:

Basic earnings per share	$2.60	$2.38

Diluted earnings per share	$2.55	$2.28

4. DISCONTINUED OPERATIONS

During December 2006, the Company sold its Engineered Motor Products Division, (“EMPD”) for an approximate $16.6 million selling price. Representing less than 10 percent of the Company’s consolidated sales, the Company no longer considered EMPD to be a part of its core operations. Thus future growth potential would be limited. This transaction was recognized in accordance to the guidance within SFAS No. 144 “Accounting for the Impairment and/or Disposal of Long-Lived Assets.”

The selling price included an initial sales price of $16.0 million and a preliminary working capital adjustment of $0.6 million. Net book value of the disposed assets was $11.9 million, including $14.5 million in total assets offset by $2.5 million in assumed liabilities. The Company realized a net book gain of $4.7 million. Divestiture expenses, incurred by the Company, of $0.8 million and $4.6 million for a one-time pension cost adjustment were recognized, offsetting the $4.7 million gain, resulting in a net pre-tax loss of $0.8 million. The net pre-tax loss is included in the statement of income, as part of discontinued operations.

Net sales for discontinued operations, were $36.8 million, $36.1 million, and 34.2 million, for 2006, 2005, and 2004, respectively. The income/loss before tax, related to discontinued operations, was $0.4 million, $0.3 million, and ($0.5) million, for 2006, 2005, and 2004 respectively.

5. INVESTMENTS

As of December 30, 2006, the Company held no investments in financial securities. As of December 31, 2005, the Company held $36.0 million of investments in financial securities. Income generated from investments was recorded as “Other income”, in the Company’s statement of income. Cash paid for these securities and proceeds from the sale of these securities was included as part of the “Cash flows from investing activities” section in the Company’s statement of cash flows.

The Company holds a 35 percent equity interest, in Pioneer Pump, Inc., which is accounted for using the equity method and is included as part of “Other assets” in the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends. At December 30, 2006, the carrying value of the investment was $6.1 million. At December 31, 2005, the carrying value of the investment was $6.0 million. The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income” in the Company’s results of operations, was $0.7 million for 2006 and $0.1 for 2005.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company uses the purchase method of accounting for business combinations, in accordance with SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively. During the fourth quarter of each year, the Company performs its annual impairment testing required by SFAS No. 142, unless events or circumstances indicate earlier impairment testing. No impairment loss was recognized for 2006, 2005, or 2004.

The carrying amount of the Company’s intangible assets and goodwill include:

(in millions)	2006	2005

Amortized intangibles
Patents	$6.3	$5.9
Accumulated amortization	(2.8)	(2.0)
Supply agreements	7.2	10.0
Accumulated amortization	(4.3)	(6.6)
Technology	3.8	2.7
Accumulated amortization	(0.3)	(0.1)
Customer relationships	26.8	0.0
Accumulated amortization	(0.8)	0.0
Other	1.7	1.5
Accumulated amortization	(1.6)	(1.4)
	36.0	10.0
Unamortized intangibles
Trade names	9.3	0.0
Total intangibles	$45.3	$10.0

Goodwill	$133.5	$58.0

The weighted average years over which each intangible class is amortized is as follows:

Class	Years

Patents	17
Supply Agreements	6
Technology	15
Customer Relationships	20
Other	8

Amortization expense related to intangible assets for the twelve months ended December 30, 2006, December 31, 2005, and January 1, 2005 was $2.2, $1.4, and $2.1 million, respectively. Amortization expense for each of the five succeeding years is projected as $2.7 million, $2.7 million, $2.6 million, $2.5 million and $2.4 million for fiscal 2007, 2008, 2009, 2010, and 2011, respectively.

In the second quarter 2006 acquisition of Little Giant Pump Company, $31.2 million was recorded as intangibles ($1.1 million technology, $9.3 million trade name, and $20.8 million customer relationships) and $47.3 million as goodwill. In the third quarter 2006 acquisition of Healy Systems, Inc., $6.0 million was recorded as intangibles, classified as customer relationships and subject to an independent fair market valuation, and $26.4 million as goodwill.

Other changes in the carrying amount of intangibles and goodwill reflect foreign currency fluctuations.

7. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans - As of December 30, 2006, the Company maintained three domestic pension plans and one German pension plan. The Company uses a December 31 measurement date for its plans. In 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

The following table sets forth aggregated information related to the Company’s pension benefits and other postretirement benefits, including changes in the benefit obligations, changes in plan assets, funded status, and amounts recognized in the consolidated balance sheet, amounts recognized in Other Comprehensive Income, and actuarial assumptions:

(In millions)
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Accumulated benefit obligation, end of year	$150.0	$145.1	$13.0	$14.3

Change in benefit obligation:
Projected benefit obligation, beginning of year	$149.0	$141.3	$14.3	$16.0
Service cost	4.7	3.9	0.3	0.4
Interest cost	8.1	7.7	0.8	0.8
Plan amendments	-	-	-	-
Actuarial gain (loss)	(2.7)	5.6	(0.1)	(1.4)
Settlements paid	(0.2)	(1.0)	-	-
Benefits paid	(9.2)	(7.4)	(1.3)	(1.5)
Liability (gain)/loss due to curtailment*	0.5	-	(1.2)	-
Special termination benefits*	1.4	-	0.2	-
Exchange	1.2	(1.1)	-	-
Projected benefit obligation, end of year	$152.8	$149.0	$13.0	$14.3

Change in plan assets:
Fair value of assets, beginning of year	$131.7	$133.9	$-	$-
Actual return on plan assets	19.9	6.2	-	-
Company contributions	1.7	1.6	1.3	1.5
Settlements paid	(0.2)	(1.0)	-	-
Benefits paid	(9.2)	(8.4)	(1.3)	(1.5)
Exchange	0.4	(0.6)	-	-
Fair value of assets, end of year	$144.3	$131.7	$-	$-

Funded status	$(8.5)	$(17.3)	$(13.0)	$(14.3)

Amounts recognized in statement of financial position:
Noncurrent assets	$6.0	N/A**	-	N/A**
Deferred tax asset	-	N/A**	1.4
Current liabilities	(0.3)	N/A**	(1.2)	N/A**
Noncurrent liabilities	(14.2)	N/A**	(11.8)	N/A**
Net pension asset/(liability) at end of year	$(8.5)	N/A**	$(11.6)	N/A**

Amount recognized in other comprehensive income:
Net transition (asset)/obligation	-	N/A**	1.1	N/A**
Prior service cost (credit)	1.5	N/A**	0.6	N/A**
Net actuarial (gain)/loss	(1.5)	N/A**	0.4	N/A**
Total recognized in other comprehensive income	$-	N/A**	$2.1	N/A**
* These items are primarily related to the divestiture of the Engineered Motor Products Division in 2006.
** The requirements of SFAS No. 158 are not applied retrospectively and do not apply to disclosures for fiscal 2005.

Plans with accumulated benefit obligation in excess of plan assets as of December 31:

(In millions)
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Projected benefit obligation	$115.2	$112.5	$13.0	$14.3
Accumulated benefit obligation	113.8	110.5	13.0	14.3
Fair value of plan assets	100.8	91.7	-	-

Actuarial assumptions used to determine benefit obligations:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5.85%	5.65%	5.85%	5.65%
Rate of increase in future compensation	3-8.00%	3-8.00%	3-8.00%	3-8.00%
	(Graded)	(Graded )	(Graded )	(Graded )

Actuarial assumptions used to determine periodic benefit cost:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5.65%	5.75%	5.65%	5.75%
Rate of increase in future compensation	3-8.00%	3-8.00%	3-8.00%	3-8.00%
	(Graded)	(Graded )	(Graded )	(Graded )
Expected long-term rate of return on plan assets	8.50%	8.50%	-	-

The accumulated benefit obligation for the Company’s qualified defined benefit pension plans was $135.1 million and $131.1 million at December 31, 2006 and 2005.

The following table sets forth aggregated net periodic benefit cost for 2006, 2005, and 2004:

(In millions)
	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Service cost	$4.7	$3.9	$4.3	$0.3	$0.4	$0.4
Interest cost	8.1	7.7	7.5	0.8	0.8	0.9
Expected return on assets	(10.5)	(10.3)	(10.9)	-	-	-
Amortization of transition (asset) obligation	-	-	-	0.5	0.5	0.5
Prior service cost	1.4	1.7	1.4	0.2	0.2	0.2
Loss/(Gain)	0.3	0.2	-	0.1	0.1	0.2
Net periodic benefit cost	$4.0	$3.2	$2.3	$1.9	$2.0	$2.2
Curtailment expense*	1.1	-	-	1.9	-	-
Special termination benefits*	1.4	-	-	0.2	-	-
Settlement cost	0.3	0.3	0.3	-	-	-
Total net periodic benefit cost	$6.8	$3.5	$2.6	$4.0	$2.0	$2.2
 * These items relate to the divestiture of the Engineered Motor Products Division in 2006.

The estimated net actuarial loss, prior service cost, and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year are $0.2, $1.2 and $0.0, respectively and for other benefits will be $0.0, $0.1 and $0.3, respectively.

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

The qualified plans asset allocations at December 31, 2006, and 2005, by asset category are as follows:

	Plan Assets at December 31
(Percentages)
	2006	2005

Equity securities	74	74
Fixed income securities	26	26
Total	100	100

Equity securities include Company stock of $18.9 million (13.0 percent of total plan assets) and $18.5 million (14.0 percent of total plan assets) at December 31, 2006 and 2005, respectively.

The Company’s German pension plan is partially funded with insurance contracts up to maximums established by German tax legislation. Benefits above the statutory maximums are recorded in the Company’s balance sheet.

One of the Company’s four pension plans covers certain management employees. The Company does not fund this plan, and its assets were zero in 2006 and 2005. The plan’s projected benefit obligation and accumulated benefit obligation were $5.6 million and $4.4 million, respectively, at December 31, 2006, and $6.1 million and $4.8 million, respectively, at December 31, 2005.

The Company estimates total contributions to the plans of $2.6 million in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)
	Pension	Other
	Benefits	Benefits
2007	$13.0	$1.2
2008	8.6	1.2
2009	9.9	1.2
2010	9.3	1.1
2011	9.5	1.1
Years 2012 through 2016	53.5	5.0

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

The following table illustrates the effects of the application of SFAS No. 158 on individual line items in the consolidated balance sheets as of December 30, 2006 for the Company.

Incremental Effect of Applying SFAS No. 158
on Individual Line Items in the Statement of Financial Position
December 30, 2006
	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
(In millions)

Other assets	$8.7	$5.7	$14.4

Accrued liabilities	38.8	1.4	40.2
Deferred income taxes	4.1	0.5	4.6
Employee benefit plan obligation	20.9	5.1	26.0

Accumulated other comprehensive income	13.9	(1.3)	12.6

Defined Contribution Plans - The Company maintains an integrated 401(k) and Employee Stock Ownership Plan (ESOP). In 1992, the ESOP Trustee acquired shares of Company common stock on the open market using the proceeds of a fifteen-year, $3.0 million loan from the Company. Under the terms of the variable rate loan (6.31 percent at December 31, 2006), principal plus interest is payable in equal annual installments. The shares of stock purchased with the loan proceeds are collateral for the loan and are considered outstanding for purposes of calculating earnings per share.

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

At December 30, 2006, 382,693 shares were allocated to the accounts of participants, 24,783 shares were committed to be released and allocated to the accounts of participants for service rendered during 2006, and 24,783 shares were held by the ESOP Trust in suspense. The following table sets forth Company contributions to the integrated ESOP and 401(k) Plan.

(In millions)
	2006	2005	2004
Company contributions to integrated plan	$1.1	$0.6	$0.9

8. ACCRUED LIABILITIES

Accrued liabilities consist of:

(In millions)
	2006	2005

Salaries, wages, and commissions	$14.6	$13.5
Product warranty costs	10.0	7.0
Insurance	6.3	5.2
Employee benefits	4.0	2.2
Other	5.3	6.3
	$40.2	$34.2

9. INCOME TAXES

Income before income taxes consisted of:

(In millions)
	2006	2005	2004

Domestic	$70.9	$54.9	$48.6
Foreign	16.5	15.9	10.9
Continuing operations	87.4	70.8	59.5
Discontinued operations	0.4	0.3	(0.5)
	$87.8	$71.1	$59.0

The income tax provision consisted of:

(In millions)
	2006	2005	2004

Current payable:
Federal	$28.6	$15.8	$13.1
Foreign	7.0	6.6	5.0
State	5.0	2.3	1.8
Deferred:
Federal	(7.1)	0.6	1.8
Foreign	(0.7)	(0.8)	(0.7)
State	(2.1)	0.5	0.1
Continuing operations	30.7	25.0	21.1
Discontinued operations	0.1	0.1	(0.2)
	$30.8	$25.1	$20.9

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In millions)
	2006	2005
Deferred tax assets:
Accrued expenses and reserves	$9.9	$5.7
Compensation and employee benefits	12.8	10.1
Other items	4.8	3.4
Total deferred tax assets	27.5	19.2

Deferred tax liabilities:
Accelerated depreciation on fixed assets	8.6	10.4
Amortization of intangibles	5.9	1.8
Other items	1.4	0.6
Total deferred tax liabilities	15.9	12.8

Net deferred tax assets	$11.6	$6.4

The portions of current and non-current deferred tax assets and liabilities were as follows:

(In millions)
	2006		2005

	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current	$15.3	$0.4	$11.0	$0.3
Non-current	12.2	15.5	6.4	10.7
	$27.5	$15.9	$17.4	$11.0

The valuation allowance for deferred tax assets was not significant in 2005.

The differences between the statutory and effective tax rates were as follows:

(Percentages)
	2006	2005	2004

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.1	2.5	2.1
Extraterritorial income exclusion	(0.6)	(1.0)	(1.8)
R&D tax credits	(0.7)	(0.5)	(0.7)
Other items	(0.7)	(0.7)	0.9
Effective tax rate	35.1%	35.3%	35.5%

10. DEBT

Long-term debt consisted of:

(In millions)
	2006	2005

Insurance Company - - 6.31 percent, principal payments of $1.0 million due in annual installments, with a balloon payment of $10.0 in 2008 ($1.9 denominated in JPY at 12/30/06)	$11.3	$12.3
Capital Leases	1.1	1.3
Credit Agreement - - the average interest rate for 2006 was 5.5 percent based on the London Interbank Offered Rates (LIBOR) plus an interest spread.	50.0	-
	62.4	13.6
Less Current Maturities	(11.3)	(1.3)
	$51.1	$12.3

The following debt payments are expected to be paid:

(In millions)

	Total	2007	2008	2009
Debt	$61.3	$11.0	$50.3	$-
Capital leases	1.1	0.3	0.4	0.4
	$62.4	$11.3	$50.7	$0.4

On September 9, 2004, the Company entered into an unsecured, 60-month, $80.0 million revolving credit agreement. This agreement was amended and restated on December 14, 2006 to be an unsecured, 60-month $120.0 million revolving credit agreement (the “Agreement”). The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments. The Company had outstanding borrowings of $50.0 million under the Agreement at December 30, 2006. The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at December 30, 2006.

The Company was in compliance with all debt covenants, at all times, in 2006 and 2005.

11. INTEREST RATE RISK

On September 24, 2003 the Company entered into a fixed-to-variable interest rate swap to achieve a desired proportion of variable vs. fixed rate debt. The fixed-to-variable interest rate swap is accounted for as a fair value hedge, per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, with effectiveness assessed based on changes in the fair value of the underlying debt using incremental borrowing rates currently available on loans with similar terms and maturities. The effective gain or loss on the interest rate swap and that of the underlying debt are equal and offsetting resulting in no net effect to earnings. The fair value of this hedge instrument was $(0.3) million at December 30, 2006 and December 31, 2005, and is recorded in other assets and other long-term liabilities.

The swap contract has a notional amount of $10 million and matures on November 10, 2008. Per the terms of the swap contract, the Company receives interest at a fixed rate of 6.3 percent and pays interest at a variable rate based on the three month LIBOR rate plus a spread. The average variable rate paid by the Company in 2006 was 7.9 percent. The differential in interest rates on the swap is recognized as an adjustment of interest expense over the term of the agreement.

12. SHAREOWNERS' EQUITY

The Company had 23,009,513 shares of common stock (45,000,000 shares authorized, $.10 par value) outstanding at the end of 2006.

During 2006, 2005, and 2004, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased a total of 5,000 shares for $0.2 million, 366,308 shares for $13.8 million and 102,800 shares for $3.1 million, respectively. All repurchased shares were retired.

During 2006 and 2004, under terms of a Company stock option plan, participants delivered 9,619 shares for $0.6 million and 21,312 shares for $0.7 million, respectively, of Company common stock as consideration for stock issued upon the exercise of stock options. There were no such transactions in 2005. All of the shares received were from officers of the Company.

In 2006, 2005, and 2004, the Company recorded a $5.7 million, $7.0 million and $2.4 million, respectively, as a reduction in tax liability and an increase to shareowners’ equity as a result of stock option exercises.

Accumulated other comprehensive income (loss), consisting of the currency translation adjustment and the pension liability adjustment, was $14.5 million and $(2.1) million, respectively, at December 30, 2006, and $6.2 million and $(5.6) million, respectively, at December 31, 2005.

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)
	2006	2005	2004
Numerator:
Income from continuing operations	$56.8	$45.8	$38.4
Income from discontinued operations	0.2	0.2	(0.3)
Net income	$57.0	$46.0	$38.1

Denominator:
Basic
Weighted-average common shares	22.8	22.2	22.0

Diluted
Effect of dilutive securities:

Employee and director incentive stock options and awards	0.5	1.0	1.1

Adjusted weighted-average common shares	23.3	23.2	23.1

Basic earnings per share
Basic from continuing operations	$2.49	$2.06	$1.75
Basic from discontinuing operations	0.01	0.01	(0.02)
Total basic earnings per share	$2.50	$2.07	$1.73

Diluted earnings per share
Diluted from continuing operations	$2.43	$1.97	$1.67
Diluted from discontinuing operations	0.01	0.01	(0.02)
Total diluted earnings per share	$2.44	$1.98	$1.65

Anti-dilutive stock options excluded	0.3	0.2	0.2
Anti-dilutive stock options price range - low	$36.97	$36.97	$29.95
Anti-dilutive stock options price range - high	$45.90	$44.51	$32.51

14. STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The total stock-based compensation recognized in 2006 and 2005 was $3.2 million and $0.1million, respectively. Results for prior periods have not been restated.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $5.7 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R), and is included in “Income taxes” in the Company’s statement of financial position.

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

(In millions, except per share amounts)
	2005	2004
Reported net income	$46.0	$38.1
Add: Total fair value computed stock-based compensation, net of tax*	0.1	-
Deduct: Total fair value computed stock-based compensation, net of tax*	(1.6)	(1.5)
Pro forma net income	$44.5	$36.6
Earnings per share:
Basic — as reported	$2.07	$1.73
Basic — pro forma	$2.00	$1.67
Diluted — as reported	$1.98	$1.65
Diluted — pro forma	$1.92	$1.59

Assumptions used for the Black-Scholes Model
Risk-free interest rate	3.75%	3.60%
Dividend yield	.77%	.63%
Volatility factor	.194	.181
Weighted average expected term	5.3 years	6 years
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

Stock Options:
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

The fair value of each option award, both before and after the adoption of SFAS No. 123(R), is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period. Options granted to retirement eligible employees were immediately expensed. In 2005, this amount was disclosed in the pro-forma exhibit while in 2006 it is recognized as an expense. The Company uses historical data to estimate the expected volatility of its stock; the weighted average expected life, the period of time options granted are expected to be outstanding; and its dividend yield. The risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during 2006 is as follows:

Risk-free interest rate	4.54%
Dividend yield	.70-.74%
Weighted-average dividend yield	.707%
Volatility factor	.3553-.3768
Weighted-average volatility	.359
Expected term	4-5 years
Forfeiture rate	5.44%

A summary of the Company’s stock option plans activity and related information is as follows:

(shares in thousands)

Stock Options:	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate IntrinsicValue (000’s	)
Outstanding at beginning of 2004	2,534	$18.93
Granted	199	30.57
Exercised	(331)	13.66
Forfeited	-	-

Outstanding at beginning of 2005	2,401	$20.61
Granted	183	40.93
Exercised	(777)	18.39
Forfeited	(14)	27.52

Outstanding at beginning of 2006	1,793	$23.60
Granted	125	45.90
Exercised	(509)	20.69
Forfeited	(11)	25.22
Outstanding at end of period	1,398	$26.65	5.58	$34,602

Expected to vest after applying forfeiture rate	1,344	$26.32	5.50	$33,687
Vested and exercisable at end of period	842	$21.82	4.37	$24,905

	2006	2005	2004
Weighted average grant-date fair value of options	$16.43	$9.60	$7.47

(in millions)
Intrinsic value of options exercised	$2.7	$4.3	$1.3
Cash received from the exercise of options	$10.1	$14.3	$4.0
Fair value of shares vested	$2.7	$3.1	$3.3
Tax benefit realized from tax deductions	$5.7	$7.0	$2.4

There were no options granted during the fourth quarter. The total intrinsic value of options exercised during the fourth quarter of 2006 was $0.2 million. There were no share-based liabilities paid during the 2006 fiscal year. As a result of the Company’s policy for issuing shares upon share option exercise, during the 2007 fiscal year, the Company expects to repurchase up to 400,000 shares.

A summary of the Company’s nonvested shares activity and related information, for fiscal year ended December 30, 2006 follows:

(shares in thousands)
Nonvested Shares	Shares	Weighted-Average Grant- Date Fair Value

Nonvested at beginning of period	736	$7.03
Granted	125	16.43
Vested	(294)	6.50
Forfeited	(11)	5.84
Nonvested at end of period	556	$9.47

As of December 30, 2006 there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

The stock awards are granted at the market value on the date of grant and the stock awards cliff vest over either 4 or 5 years and the attainment of certain performance goals. Dividends are paid to the recipient prior to vesting. Stock awards granted to retirement eligible employees were immediately expensed in 2006. There were no grants made to retirement eligible employees in 2005.

A summary of the Company’s restricted stock award activity and related information, for the fiscal year ended December 30, 2006 follows:

(shares in thousands)
Nonvested Shares	Shares	Weighted-Average Grant- Date Fair Value

Nonvested at beginning of period	21	$40.82
Awarded	26	49.25
Vested	(6)	58.33
Forfeited	(1)	40.72
Nonvested at end of period	40	$43.39

As of December 30, 2006 there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.

15. SEGMENT AND GEOGRAPHIC INFORMATION

Based on the management approach established by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”, the Company’s business consists of two operating segments based on the principal end market served: the Water Systems segment and the Fueling Systems segment.

The Water Systems segment designs, manufactures and sells motors, pumps, electronic controls and related parts and equipment primarily for use in submersible water and other fluid system applications. The Fueling Systems segment designs, manufactures and sells pumps, electronic controls and related parts and equipment primarily for use in submersible fueling system applications. The Fueling Systems segment integrates and sells motors and electronic controls produced by the Water Systems segment.

Under SFAS No. 131’s aggregation criteria, the Company’s operating segments have been combined into a single reportable segment. As a result, there are no significant differences between reportable segment financial information and the Company’s consolidated results.

Net sales by product category, net of inter-company activity, are as follows:

	2006	2005	2004
Water Systems	$459.1	$334.5	$304.2
Fueling Systems	98.8	68.9	65.9
Total	$557.9	$403.4	$370.1

Geographical information

	Net Sales			Long-lived assets

	2006	2005	2004	2006	2005	2004
United States	$364.7	$240.9	$221.6	$241.8	$116.5	$101.7
Foreign	193.2	162.5	148.5	66.1	60.2	65.6
Total	$557.9	$403.4	$370.1	$307.9	$176.7	$167.3

ITT Industries, Inc., and its various subsidiaries and affiliates, accounted for 11 percent, 16 percent and 20 percent of the Company’s consolidated sales in 2006, 2005, and 2004, respectively. Pentair Corporation and its various subsidiaries and affiliates, accounted for 12 and 14 percent, of the Company’s consolidated sales in 2006 and 2005, respectively. Sta-Rite Industries, Inc., formerly a part of the manufacturing subsidiary of Wisconsin Energy Corporation, accounted for 22 percent of the Company’s consolidated sales in 2004. Sta-Rite Industries, Inc. was acquired by Pentair Corporation during 2004 and its sales have been included with Pentair’s sales for 2005 and 2006.

16. CONTINGENCIES AND COMMITMENTS

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

Total rent expense charged to operations for operating leases including contingent rentals was $5.8 million, $4.3 million and $3.4 million for 2006, 2005 and 2004, respectively.

The future minimum rental payments for non-cancelable operating leases as of December 30, 2006, are as follows: 2007, $5.3 million; 2008, $4.3 million; 2009, $2.8 million; 2010, $1.8 million; and 2011, $1.3 million. Rental commitments subsequent to 2011 are not significant by year, but aggregated are $6.9 million in total.

At December 30, 2006, the Company had $5.9 million of commitments primarily for the purchase of machinery and equipment, and building expansions.

Below is a table that shows the activity in the warranty accrual accounts:

(In millions)
	2006	2005

Beginning balance	$7.0	$7.1

Accruals related to product warranties	7.9	5.4

Additions related to acquisitions	2.8	-

Reductions for payments made	(7.7)	(5.5)

Ending balance	$10.0	$7.0

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial information for 2006 and 2005, from continuing operations, is as follows:

(In millions, except per share amounts)

	Net Sales	Gross Profit	Income - Cont. Ops.	Basic Earnings Per Share (a)	Diluted Earnings Per Share
2006

1st Quarter	$101.7	$35.4	$9.7	$0.43	$0.42
2nd Quarter	152.2	52.6	16.5	0.72	0.70
3rd Quarter	156.1	53.6	16.3	0.71	0.70
4th Quarter	147.9	50.0	14.3	0.62	0.61
	$557.9	$191.6	$56.8	$2.48	$2.43
2005

1st Quarter	$73.5	$24.3	$5.9	$0.27	$0.25
2nd Quarter	114.3	40.2	13.5	0.61	0.59
3rd Quarter	109.9	39.1	13.2	0.59	0.56
4th Quarter	105.7	39.2	13.2	0.59	0.57
	$403.4	$142.8	$45.8	$2.06	$1.97

(a) Earnings per common share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

18. SUBSEQUENT EVENT

In an agreement dated, February 21, 2007 between Franklin Electric and Howden Africa Holdings Limited, Franklin will acquire Howden’s 42 percent shareholding in Pump Brands (Pty) Limited, Johannesburg South Africa (“Pumps”) for an estimated $4.5 million, subject to certain terms and conditions, including the requirement of obtaining approval from the South African Competition Authority. Pumps is involved in the design, manufacture, marketing and selling of pumps and related products in South Africa and other African markets. Pumps offers a broad range of products for the agricultural sector, water and effluent treatment industries as well as for processing, pharmaceutical, food and beverage, petrochemical, and construction.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, shareowners' equity and comprehensive income, and cash flows for each of the three years in the period ended December 30, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 7, on January 1, 2006, the Company adopted the provisions of Statement of Financial Standards No. 123(R), Share-Based Payment, and on December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 26, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis material information relating to the Company to be included in the Company’s periodic filings under the Exchange Act.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management did not include Little Giant Pump Company or Healy Systems in the scope of this evaluation and whose financial statements collectively constitute 45 percent and 33 percent of net and total assets, respectively, 15 percent of revenues, and 7 percent of net income of the consolidated financial statement amounts as of and for the year ended December 30, 2006. Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 30, 2006.

Our independent registered accounting firm has issued an audit report on management’s assessment of internal control over financial reporting. This report appears on page 48.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Franklin Electric Co., Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Little Giant Pump Company, which was acquired on April 21, 2006 and Healy Systems, Inc., which was acquired on September 15, 2006, and whose financial statements collectively constitute 45 percent and 33 percent of net and total assets, respectively, 15 percent of revenues, and 7 percent of net income of the consolidated financial statement amounts as of and for the year ended December 30, 2006. Accordingly, our audit did not include the internal control over financial reporting at Little Giant Pump Company and Healy Systems, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinions on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006, and the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 26, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and director nominees required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT."

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4 or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, under the heading of “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors required by this Item 10 is set forth in the Company’s Proxy Statement to the Annual Meeting of Shareholders to be held on April 27, 2007 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES.”

The Company’s board of directors has determined that Jerome D. Brady, Diana S. Ferguson, and Thomas L. Young, the Audit Committee members, are “audit committee financial experts” as defined by Item 401(h) of Regulation’s S-K of the Exchange Act, and are “independent” within the meaning of Item 7 (d)(3)(iv) of Schedule 14A of the Exchange Act.

In compliance with Regulation S-K, Item 406, the Company has adopted a code of business conduct and ethics for its directors, principal financial officer, controller, principal executive officer, and other employees. The Company has posted its code of ethics on the Company website at http://www.fele.com. The Company will disclose any amendments to the Code and any waivers from the Code for directors and executive officers by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, under the headings of "INFORMATION ABOUT THE BOARD AND ITS COMMITTEES," "MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT," "SUMMARY COMPENSATION TABLE," "GRANT OF PLAN BASED AWARDS TABLE" "OPTION EXCERCISES AND STOCK VESTED TABLE”, "PENSION BENEFITS TABLE," "AGREEMENTS," “COMPENSATION, DISCUSSION AND ANALYSIS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT" and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007, under the headings of ‘INFORMATION ABOUT THE BOARD AND IT COMMITTEES-DIRECTOR INDEPENDENCE; COMMITTEES-AUDIT COMMITTEE,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2007 under the heading “PROPOSAL 3: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Form 10-K Annual Report(page)

(a) 1. Financial Statements - Franklin Electric Co., Inc.

Reports of Independent Registered Public Accounting Firm	46, 48, 52
Consolidated Statements of Income for the three years ended December 30, 2006	21
Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	22
Consolidated Statements of Cash Flows for the three years ended December 30, 2006	23
Consolidated Statements of Shareowners' Equity for the three years ended December 30, 2006	24
Notes to Consolidated Financial Statements(including quarterly financial data)	25-45

2. Financial Statement Schedules - Franklin Electric Co., Inc.

II. Valuation and Qualifying Accounts	51

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

3. Exhibits

See the Exhibit Index located on pages 54-55. Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years 2006, 2005, and 2004
(In millions)

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Other		Balance at end of period

Allowance for doubtful accounts:

2006	$2.2	$0.3	$0.5(A	)	$0.8(B	)	$2.8

2005	$2.3	$0.1	$0.2(A	)	$0.0(B	)	$2.2

2004	$1.9	$0.3	$0.0(A	)	$0.1(B	)	$2.3

NOTES:

(A)	Uncollectible accounts written off, net of recoveries.
(B)	Allowance for doubtful accounts related to accounts receivable of acquired companies at date of acquisition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the consolidated financial statements of Franklin Electric Co., Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and for each of the three years in the period ended December 30, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and have issued our reports thereon dated February 26, 2007; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 26, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Electric Co., Inc.

/s/ R. SCOTT TRUMBULL
R. Scott Trumbull
Chairman of the Board and Chief
Date: February 26, 2007	Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2007.

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
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

Exhibit Number	Description

3.1  Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to the Company's Form 10-Q for the quarter ended October 1, 2005)

3.2	By-Laws of Franklin Electric Co., Inc. as amended July 23, 2004 (incorporated by reference to the Company’s Form 10-Q for the quarter ended July 3, 2004)

10.1 Rights Agreement, dated as of October 15, 1999 between Franklin Electric Co., Inc. and Illinois Stock Transfer Company (incorporated by reference to the Company’s registration statement on form 8-A dated October 15, 1999)

10.2 First Amendment to Rights Agreement between Franklin Electric Co., Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.1 of the Company's Form 8-A/A filed on December 1, 2006)

10.3 Franklin Electric Co., Inc. Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the fiscal year ended January 3, 2004)*

10.4 Franklin Electric Co., Inc. Stock Plan (incorporated by reference to the Company’s 2005 Proxy Statement for the Annual Meeting held on April 29, 2005, and included as Exhibit A to the Proxy Statement)*

10.5 Franklin Electric Co., Inc. Non-employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the first quarter ended on April 1, 2006)*

10.6 Amended and Restated Franklin Electric Co., Inc. Pension Restoration Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the fiscal year ended December 29, 2001)*

10.7 Employment Agreement dated December 3, 2002 between the Company and Scott Trumbull (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended December 28, 2002)*

10.8
Amended Employment Agreement dated December 20, 2002 between the Company and Gregg C. Sengstack (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the fiscal year ended December 28, 2002)*

10.9 Amendment to Amended Employment Agreement dated July 25, 2005 between the Company and Gregg C. Sengstack (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 23, 2005)*

10.10 Employment Agreement dated July 25, 2005 between the Company and Thomas J. Strupp (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 23, 2005)*

10.11 $120,000,000 Amended and Restated Credit Agreement dated December 14, 2006, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 2.04 of the Company’s Form 8-K filed on December 21, 2006)

10.12 Amended and Restated Note Purchase and Private Shelf Agreement dated September 9, 2004 between the Company and the Prudential Insurance Company of America (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended October 2, 2004)

10.13 Consulting Agreement dated January 31, 2003 between the Company and William H. Lawson (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended December 28, 2002)*

10.14 Consulting Agreement dated August 1, 2005 between the Company and Jess B. Ford (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 1, 2005)*

10.15 Managing Director Service Contract dated August 1, 2003 between Franklin Electric Europa GmbH and Mr. Peter-Christian Maske (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.16 Confidentiality and Non-Compete Agreement dated February 11, 2005 between the Company and R. Scott Trumbull, Gregg C. Sengstack, Daniel J. Crose, Donald R. Hobbs, Thomas A. Miller, Kirk M. Nevins, Robert J. Stone, and Gary Ward and dated July 25, 2005 between the Company and Thomas J. Strupp (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.17 Executive Officer Annual Incentive Cash Bonus Program (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.18 Agreement for Employee Stock Award dated March 3, 2005 between the Company and Robert Stone (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 3, 2005)*

10.19 Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 2, 2005)*

10.20 Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended April 2, 2005)*

10.21 Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.20 of the Company’s for 10-K for the fiscal year ended December 31, 2005)*

10.22 Form of Restricted Stock Agreement for Director Employees (incorporated by reference to Exhibit 10.20 of the Company’s for 10-K for the fiscal year ended December 31, 2005)*

10.23	Form of Restricted Stock Agreement for Non-Employee Directors*

21	Subsidiaries of the Registrant

23 Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1  Forward-Looking Statements

* Management Contract, Compensatory Plan, or Arrangement