Form 10-Q
period 2007-03-31
FRANKLIN ELECTRIC CO INC
filed 2007-05-08
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________
FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	March 31, 2007
$.10 par value	23,139,059 shares

FRANKLIN ELECTRIC CO., INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income for the First Quarter Ended March 31, 2007 and April 1, 2006	3

	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 30, 2006
		4
	Condensed Consolidated Statements Of Cash Flows for the First Quarter Ended March 31, 2007 and April 1, 2006	5

	Notes to Condensed Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 4.	Submission of Matters to a Vote of Security Holders	18-19

Item 6.	Exhibits	19

Signatures		20

Exhibit Index		21

Exhibits		22-25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
	March 31,	April 1,
	2007	2006
(In thousands, except per share amounts)

Net sales	$130,496	$101,739
Cost of sales	91,567	66,310
Gross profit	38,929	35,429
Selling and administrative expenses	29,455	20,435
Restructuring expense	1,238	-
Operating income	8,236	14,994
Interest expense	(1,212)	(193)
Other income	298	445
Foreign exchange income/(loss)	247	(45)
Income before income taxes	7,569	15,201
Income taxes	2,672	5,491
Income from continuing operations	4,897	9,710

(Loss) from discontinued operations	-	(11)

Net income	$4,897	$9,699

Income per share:
Basic continuing operations	$0.21	$0.43
Basic discontinued operations	-	-
	$0.21	$0.43

Diluted continuing operations	$0.21	$0.42
Diluted discontinued operations	-	-
	$0.21	$0.42

Dividends per common share	$0.11	$0.10

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	March 31,	December 30,
ASSETS	2007	2006
	(Unaudited)
Current assets:
Cash and equivalents	$34,496	$33,956
Receivables, less allowances of $2,816 and $2,786, respectively	69,412	52,679
Inventories
Raw materials	48,141	39,195
Work-in-process	15,868	14,414
Finished goods	87,598	76,661
LIFO reserve	(19,159)	(18,707)
	132,448	111,563

Other current assets	5,216	4,678
Deferred income taxes	14,211	14,914

Total current assets	255,783	217,790

Property, plant and equipment, at cost:
Land and buildings	56,297	56,352
Machinery and equipment	173,560	169,119
	229,857	225,471
Less allowance for depreciation	112,847	109,495
	117,010	115,976

Other assets (including deferred income taxes of $1,723 and $1,269, respectively)	14,804	14,375
Intangible assets	44,638	45,257
Goodwill	134,294	133,527
Total assets	$566,529	$526,925

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Accounts payable	$25,639	$30,832
Accrued liabilities	35,164	40,166
Income taxes	3,092	11,649
Current maturities of long-term debt and short-term borrowings	1,314	11,310
Total current liabilities	65,209	93,957

Long-term debt	110,936	51,043
Deferred income taxes	4,713	4,597
Employee benefit plan obligations	26,216	25,969
Other long-term liabilities	5,489	5,528

Shareowners' equity:
Common shares (45,000 shares authorized, $.10 par value)
outstanding (23,139 and 23,009, respectively)	2,314	2,301
Additional capital	99,130	94,356
Retained earnings	238,948	236,780
Loan to ESOP Trust	-	(200)
Accumulated other comprehensive income	13,574	12,594
Total shareowners' equity	353,966	345,831
Total liabilities and shareowners' equity	$566,529	$526,925
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	First Quarter Ended
	March 31,	April 1,
	2007	2006
Cash flows from operating activities:
Net income	$4,897	$9,699
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,730	4,075
Stock-based compensation	1,363	894
Deferred income taxes	365	261
Gain/loss on disposals of plant and equipment	20	(5)
Changes in assets and liabilities:
Receivables	(17,984)	(12,053)
Inventories	(20,716)	(9,911)
Accounts payable and other accrued expenses	(10,604)	(10,648)
Accrued income taxes	(7,415)	1,318
Excess tax from share-based compensation arrangements	(1,158)	(1,176)
Employee benefit plans	574	(23)
Other, net	(1,150)	(668)
Net cash flows from operating activities	(47,078)	(18,237)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,584)	(2,912)
Proceeds from sale of property, plant and equipment	16	45
Additions to other assets	-	(52)
Purchases of securities	-	(63,500)
Proceeds from sale of securities	-	99,488
Proceeds from sale of business	1,310	-
Net cash flows from investing activities	(3,258)	33,069

Cash flows from financing activities:
Proceeds from long-term debt	50,000	-
Repayment of long-term debt	(79)	(70)
Proceeds from issuance of common stock	2,266	3,036
Excess tax from share-based compensation arrangements	1,158	1,176
Purchases of common stock	-	(198)
Reduction of loan to ESOP Trust	200	232
Dividends paid	(2,536)	(2,258)
Net cash flows from financing activities	51,009	1,918

Effect of exchange rate changes on cash	(133)	492
Net change in cash and equivalents	540	17,242
Cash and equivalents at beginning of period	33,956	52,136
Cash and equivalents at end of period	$34,496	$69,378

(In millions)
Cash paid for income taxes	$10.4	$3.7
Cash paid for interest	$1.0	$0.2

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$0.6	$0.2
Payable to seller of Healy Systems, Inc.	$0.5	$-

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheet as of December 30, 2006, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2007, and for the three months then ended, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all accounting entries and adjustments (including normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the first quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2007. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 30, 2006.

2. ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting For Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 took effect for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 gives guidance for measuring assets and liabilities using fair value. Fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier application is encouraged. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements, but does not believe the adoption of this standard will have a material impact on the Company’s results of operations, financial position, or statement of cash flows.

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

3. INVESTMENTS

As of March 31, 2007 and April 1, 2006, the Company held no investments in financial securities.

The Company holds a 35 percent equity interest, in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the face of the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends. The carrying value of the investment was $6.2 million, and $5.5 million for the first quarter ended March 31, 2007 and April 1, 2006, respectively. The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income” in the Company’s results of operations, was $0.1 million, for the first quarter ended March 31, 2007.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of the Company’s intangible assets, which is included in “Other assets” is as follows:

(In millions)	March 31, 2007		December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$6.3	($2.9)	$6.3	($2.8)
Supply agreements	7.2	(4.5)	7.2	(4.3)
Technology	3.8	(0.4)	3.8	(0.3)
Customer relationships	26.8	(1.1)	26.8	(0.8)
Other	1.8	(1.7)	1.7	(1.6)
Total	45.9	(10.6)	45.8	(9.8)

Unamortized intangibles:
Trade names	9.3	-	9.3	-
Total intangibles	$55.2	($10.6)	$55.1	($9.8)

Amortization expense related to intangible assets for the first quarter ended March 31, 2007 and April 1, 2006, was $0.7 million and $0.4 million, respectively.

During the first fiscal quarter, there has been no change in the projected amortization expense for each of the five succeeding years as reported in the Company’s annual report on Form 10-K for the year ended December 30, 2006.

The changes in the carrying amount of goodwill for the first quarter ended March 31, 2007, are as follows:

(In millions)

Balance as of December 31, 2006	$133.5
Increase in goodwill acquired during the period	0.5
Foreign currency translation	0.3
Balance as of March 31, 2007	$134.3

5. EMPLOYEE BENEFIT PLANS

Defined Benefit Plants - As of March 31, 2007, the Company maintained three domestic pension plans and one German pension plan. The Company uses a December 31 measurement date for its plans. In 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

The following table sets forth aggregated net periodic benefit cost for quarters ended March 31, 2007 and April 1, 2006:

(In millions)
	Pension Benefits		Other Benefits
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Service cost	$1.2	$1.1	$0.1	$0.1
Interest cost	2.5	2.2	0.2	0.2
Expected return on assets	(3.1)	(2.8)	-	-
Prior service cost	0.4	0.4	-	0.1
Loss/(Gain)	. -	0.1	0.1	0.1
Total net periodic benefit cost	$1.0	$1.0	$0.4	$0.5

As of March 31, 2007 the Company made contributions to the plans of $0.9 million.

6. INCOME TAXES

The effective tax rate on income before income taxes in 2007 and 2006 varies from the United States statutory rate of 35 percent primarily due to the foreign income exclusion and R & D credits and to the effects of state and foreign income taxes net of federal tax benefits.

7. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, in the first quarter 2007. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations.

As of the beginning of fiscal year 2007, the Company had unrecognized tax benefits of $1.4 million, including accrued interest and penalties. There has been no significant change in the unrecognized tax benefits during the first quarter ending March 31, 2007. If recognized, the effective tax rate would be affected by the unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits as interest and operating expenses, respectively. The Company has accrued about $0.2 million for interest and penalties as of March 31, 2007. Interest and penalties recorded during the quarter ended March 31, 2007 were not considered significant.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be from $0.1 to $0.2 million.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

8. DEBT

On September 9, 2004, the Company entered into an unsecured, 60-month, $80.0 million revolving credit agreement. This agreement was amended and restated on December 14, 2006 to be an unsecured, 60-month $120.0 million revolving credit agreement (the “Agreement”). The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments. The Company had outstanding borrowings of $100.0 million under the Agreement at March 31, 2007. The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at March 31, 2007.

Long-term debt consisted of:

(In millions)
	March 31,	December 30,
	2007	2006
Insurance Company - 6.31 percent, principal payments of $1.0 million due in annual installments, with a balloon payment of $10.0 in 2008 ($1.9 denominated in JPY at 3/31/07)	$11.2	$11.3
Capital Leases	1.1	1.1
Credit Agreement - the average interest rate for the first quarter 2007 was 5.6% based on the London Interbank Offered Rates (LIBOR) plus an interest spread.	100.0	50.0
	112.3	62.4
Less Current Maturities	(1.3)	(11.3)
	$111.0	$51.1

The following debt payments are expected to be paid:

(In millions)

	Total	2007	2008	2009	More than 5 years
Debt	$111.2	$1.0	$10.2	$-	$100.0
Capital leases	1.1	0.3	.0.4	. 0.4	-
	$112.3	$1.3	$10.6	$0.4	$100.0

9. EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	First Quarter Ended
	March 31,	April 1,
	2007	2006
Numerator:
Income from continuing operations	$4.9	$9.7
Income from discontinued operations	-	-
Net income	$4.9	$9.7

Denominator:
Basic
Weighted average common shares	23.1	22.6

Diluted
Effect of dilutive securities:

Employee and director incentive stock options and awards	0.4	0.5

Adjusted weighted average common shares	23.5	23.1

Basic earnings per share
Basic from continuing operations	$0.21	$0.43
Basic from discontinuing operations	-	-
Total basic earnings per share	$0.21	$0.43

Diluted earnings per share
Diluted from continuing operations	$0.21	$0.42
Diluted from discontinuing operations	-	-
Total diluted earnings per share	$0.21	$0.42

Anti-dilutive stock options	0.20	0.20

Anti-dilutive stock options price range - low	$44.51	$40.93
Anti-dilutive stock options price range - high	$48.87	$45.90

10. OTHER COMPREHENSIVE INCOME

Comprehensive income is as follows:

(In millions)	First Quarter Ended
	March 31,	April 1,
	2007	2006
Net income	$4.9	$9.7
Other comprehensive income:
Foreign currency translation adjustments	0.4	2.0
Pension liability adjustment	0.6	-
Comprehensive income, net of tax	$5.9	$11.7

Accumulated other comprehensive income consists of the following:

(In millions)	March 31,	December 30,
	2007	2006
Cumulative foreign currency translation adjustments	$15.0	$14.6
Pension liability adjustment, net of tax	(1.4)	(2.0)

	$13.6	$12.6

11. CONTINGENCIES AND COMMITMENTS

At March 31, 2007, the Company had $4.3 million of commitments primarily for the purchase of machinery and equipment, and building expansions.

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

Below is a table that shows the activity in the warranty accrual, as recorded in “Accrued liabilities” in the Company’s balance sheet:

(In millions)	First Quarter Ended
	March 31,	April 1,
	2007	2006
Beginning balance	$10.0	$7.0
Accruals related to product warranties	1.6	1.8
Reductions for payments made	(2.0)	(1.6)
Ending balance	$9.6	$7.2

12. STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective-transition method

The total stock-based compensation recognized in the first quarter ended March 31, 2007 and April 1, 2006 is $1.4 million and $0.9 million, respectively.

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

The fair value of each option award, is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period. Options granted to retirement eligible employees are immediately expensed. The Company uses historical data to estimate the expected volatility of its stock; the weighted average expected life; the period of time options granted are expected to be outstanding; and its dividend yield. The risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first quarter ended March 31, 2007 are as follows:

Risk-free interest rate	4.74-4.78%
Dividend yield	.65-.67%
Weighted-average dividend yield	.653%
Volatility factor	.3529-.3701
Weighted-average volatility	.3554
Expected term	5.3-6.2 years
Forfeiture rate	4.18%

A summary of the Company’s stock option plans activity and related information, for the first quarter ended March 31, 2007 follows:

(shares in thousands)

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of 2007	1,398	$26.65
Granted	131	48.87
Exercised	(110)	20.60
Forfeited	(5)	33.32
Outstanding at the end of the first quarter ended March 31, 2007	1,414	$29.15	5.90	$24,839
Expected to vest after applying the forfeiture rate	1,369	$28.84	5.83	$24,453
Vested and exercisable at end of the period	911	$24.06	4.77	$20,446

There were 131,000 options granted during the first quarter. The total intrinsic value of options exercised during the first quarter of 2007 was $3.2 million. There were no share-based liabilities paid during the first quarter 2007.

A summary of the Company’s nonvested shares activity and related information, for the first quarter ended March 31, 2007 follows:

(shares in thousands)

Nonvested Shares	Shares	Weighted-Average Exercise Price
Nonvested at beginning of period	556	$33.95
Granted	131	48.87
Vested	(179)	32.48
Forfeited	(6)	33.32
Nonvested at end of period	502	$38.37

As of March 31, 2007, there was $4.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.11 years.

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

The stock awards are granted at the market value on the date of grant and the restricted stock awards cliff vest over either 4 or 5 years and the attainment of certain performance goals. Dividends are paid to the recipient prior to vesting. Stock awards granted to retirement eligible employees were immediately expensed in 2006 and 2007.

A summary of the Company’s restricted stock award activity and related information, for the first quarter ended March 31, 2007 follows:

(shares in thousands)

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	40	$43.39
Awarded	23	48.87
Nonvested at end of period	63	$45.42

There were no shares vested or forfeited during the first quarter ended March 31, 2007.

As of March 31, 2007, there was $1.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years.

13. RESTRUCTURING

During the first quarter of 2007, the Company initiated Phase 2 of its Global Manufacturing Realignment Program (the “Realignment Program”). Phase 2 of the Realignment Program includes the expansion of recently established facilities in lower-cost regions and the further shifting of production out of higher cost manufacturing facilities. Phase 2 also includes the process of consolidating certain Fueling Systems product manufacturing into its Madison, Wisconsin facility.

Restructuring expenses, primarily manufacturing equipment relocation and production re-alignment, for the first quarter of 2007 were approximately $1.2 million (pre-tax). The Company estimates that full-year 2007 restructuring expenses will be approximately $6 million (pre-tax ) and will include severance and other employee related expenses, as well as manufacturing equipment relocation. As of March 31, 2007, there were no restructuring reserves in the Company’s consolidated balance sheet.

14. SUBSEQUENT EVENT

The Company amended and restated an uncommitted shelf agreement with Prudential Capital in the amount of $175 million in the second quarter.  Under the shelf agreement the Company has issued notes for $110 million in the second quarter at a fixed rate of 5.79 percent with a 10-year average life, and which includes financial covenants similar to the Company’s other borrowing agreements.  Proceeds of the facility will be used to further reduce short term variable rate borrowings, fund future acquisitions and purchase Company stock. The company intends to issue an additional $40 million of notes in the third quarter, also with a rate of 5.79 percent and similar terms.

ITEM 2. MANAGEMENT’S DISCUSSTION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Q1 2007 VS Q1 2006

OVERVIEW

Sales for first quarter 2007 were up from first quarter 2006. The increase in sales was primarily related to sales from the Company’s two acquisitions. First quarter sales excluding acquisitions declined about 7 percent from the same period a year ago. Earnings declined in first quarter 2007 primarily due to the significant decline in Water Systems small submersible motor product sales volume and resulted in a product mix change. The contribution margin of small submersible motors is more than other Water Systems products resulting in a further decline of earnings due to the mix change. The Company also had increased fixed costs in connection with selling, general and administrative spending resulting from the Company’s strategy of selling to a more diversified customer base by marketing its Water Systems products directly to distributors.

RESULTS OF OPERATIONS

Net sales for first quarter 2007 were $130.5 million, an increase of $28.8 million or 28 percent compared to first quarter 2006 sales of $101.7 million. Incremental sales related to acquisitions for 2007 were $36.0 million or 35 percent of sales. The majority of the sales growth from acquisitions resulted from sales by Little Giant Pump Company.

Global Water Systems sales for first quarter 2007 increased by 20 percent from the same period a year ago. However, excluding the Little Giant acquisition, global Water Systems sales decreased by 12 percent versus first quarter 2006. Sales of North American 4-inch submersible motor units declined primarily due to the liquidation of stockpiled 4-inch submersible motors by several large integrated pump OEMs, fewer sales to these OEMs, and weak overall North American water systems industry demand due to lower new housing construction and harsh weather conditions in key regions. In addition, sales volume for first quarter 2007 was down in comparison to 2006 because of a seasonality shift in the Company’s business. The Company now sells primarily to distributors whose sales are associated more with general construction activity which is more concentrated in the second and third quarters of the year. Acquisition and volume changes were the primary factors in Water Systems sales changes in the first quarter. Changes in selling price increased net sales by about 4 percent and foreign exchange rate changes increased net sales by about 1 percent.

Global Fueling Systems sales for first quarter 2007 increased by 64 percent over the same period a year ago primarily due to the acquisition of Healy Systems. Excluding the Healy acquisition, first quarter Fueling System sales increased by 15 percent over last year. The volume growth across product lines in place in both years was about 11 percent, led by continued penetration of the fuel management electronics platform. Changes in selling price increased net sales by about 3 percent.

Cost of sales as a percent of net sales for first quarters 2007 and 2006 was 70.2 percent and 65.2 percent, respectively. Correspondingly, the gross margin declined from about 35 percent to 30 percent. Approximately 55 percent of the gross margin decline in first quarter 2007 compared to 2006 was primarily attributable to the reduction of North American market sales volume of 4-inch submersible motors; North American Water Systems market price promotions accounted for approximately 20 percent of the margin decline; and, the balance was attributable to the mix effect of including Little Giant sales with lower gross margins. Material and component costs increased in first quarter 2007 from the same period in 2006 and were mostly offset by increased sales prices.

Selling and administrative (“SG&A”) expense as a percent of net sales for 2007 and 2006 was 22.6 percent and 20.1 percent, respectively. SG&A expense spending increased by $9.0 million in first quarter 2007 compared to first quarter last year. Selling and marketing expenses for Water Systems in North America increased $1.1 million due to the Company’s strategy of selling to a more diversified customer base. The acquisitions of Little Giant and Healy added approximately $7.0 million of selling, general and administrative expenses including expenses for additional professional fees and information systems costs. Fueling Systems selling, general and administrative expenses increased $0.3 million for first quarter 2007 compared to the same period in the prior year and stock-based compensation expenses increased $0.5 million.

During the first quarter of 2007, the Company initiated Phase 2 of its Global Manufacturing Realignment Program. Phase 2 of the Realignment Program includes the expansion of recently established facilities in lower-cost regions and the further shifting of production out of higher cost manufacturing facilities. Submersible motor manufacturing capacity at the new Linares, Mexico facility has been expanded with a corresponding downsizing of motor capacity at the Siloam Springs, Arkansas facility. During the second quarter of 2007, a manufacturing personnel reduction of 200 will be implemented at the Siloam Springs facility. The Company is also in the process of consolidating certain Fueling Systems product manufacturing into its Madison, Wisconsin facility. Restructuring expenses for the first quarter of 2007 were approximately $1.2 million (pre-tax), and reduced first quarter EPS by approximately $0.03 per share. Full-year 2007 restructuring expenses are estimated at $6 million (pre-tax) and will include severance and other employee related expenses, as well as, manufacturing equipment relocation costs.

Interest expense for first quarter 2007 and 2006 was $1.2 million and $0.2 million, respectively. Interest expense increased in 2007 due primarily to debt increases associated with the acquisitions of Little Giant Pump Company and Healy Systems, as well as, increased working capital for inventory and accounts receivable.

Included in “Other income” for first quarter 2007 and 2006 was interest income of $0.3 million and $0.6 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities. Also, included in other income for first quarter 2007 was income from equity investments of $0.1 million.

Foreign currency-based transactions produced a gain for first quarter 2007 of about $0.2 million primarily due to euro rate changes relative to the U.S. dollar.  Foreign currency-based transactions were neutral in first quarter 2006.

The provision for income taxes in 2007 and 2006 was $2.7 million and $5.5 million, respectively. The effective tax rates were 35.3 and 36.1 percent for 2007 and 2006, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and R&D credits and due to the effects of state and foreign income taxes, net of federal tax benefits.

Net income for first quarter 2007 was $4.9 million, or $0.21 per diluted share, compared to first quarter 2006 net income of $9.7 million or $0.42 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Operating activities consumed approximately $47.1 million of cash during first quarter 2007 compared to cash consumed during first quarter 2006 of $18.2 million. The operating cash flows used in first quarter 2007 were primarily related to increases in receivables and inventory. The increase in receivables is due to the higher sales and increasing days of sales outstanding due to a more diversified customer base and sale terms, about $18.0 million. The increase in inventory, about $20.7 million, was primarily in finished goods due to seasonal inventory buildup. The operating cash flow used in first quarter 2006 was also primarily in accounts receivable and inventory for the same reasons as the current first quarter. Cash outflows for accounts payable and other accrued expenses for both 2007 and 2006 were primarily attributable to the timing of payments made to vendors, increased inventories and payments for employee benefits. In first quarter 2007 income tax payments exceeded accruals for income taxes during the quarter due to lower earnings.

Net cash flows used in investing activities were $3.3 million in first quarter 2007, primarily for the purchase of property, plant and equipment, net of additional proceeds from divestiture of EMPD in 2006. In first quarter 2006, the Company generated cash of $36.0 million from short-term investment securities sold, net of short-term investment securities purchased. In first quarter 2006, the Company also purchased property, plant and equipment of approximately $2.9 million.

Cash flows from financing activities in first quarter 2007 were $51.0 million primarily from long-term debt. Net cash flows from financing activities were $1.9 million in first quarter 2006, primarily from common stock proceeds. The Company paid $2.5 million and $2.3 million in dividends on the Company’s common stock in first quarter 2007 and 2006, respectively.

Cash and cash equivalents at the end of first quarter 2007 were $34.5 million compared to $34.0 million at the end of fiscal year 2006. Working capital increased $66.7 million in first quarter 2007 from year end 2006. The Company’s working capital increased in first quarter 2007 as the Company increased accounts receivable and inventory as noted above.

In September 2004, the Company entered into an unsecured, 60-month $80.0 million, amended and restated on December 14, 2006 to $120.0 million revolving credit agreement (the “Agreement”). The Company had outstanding borrowings of $100.0 million under the Agreement at March 31, 2007. The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at March 31, 2007. The Company is subject to certain financial covenants with respect to borrowings, interest coverage, working capital, loans or advances, and investments. The Company was in compliance with all debt covenants at all times in first quarter 2007 and 2006.

At March 31, 2007, the Company had $4.3 million of commitments primarily for the purchase of machinery and equipment, and building expansions. Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet these current commitments. The Company amended and restated an uncommitted shelf agreement with Prudential Capital in the amount of $175 million in the second quarter.  Under the shelf agreement the Company has issued notes for $110 million in the second quarter at a fixed rate of 5.79 percent with a 10-year average life, and which includes financial covenants similar to the Company’s other borrowing agreements.  Proceeds of the facility will be used to further reduce short term variable rate borrowings, fund future acquisitions and purchase Company stock. The company intends to issue an additional $40 million of notes in the third quarter, also with a rate of 5.79 percent and similar terms.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors set forth in part 1, Item 1A, in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2006. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

There is no fixed expiration date for the plan. The Company did not repurchase any shares of its stock in the first quarter of 2007. On April 5, 2007, the Company’s Board of Directors increased the Company’s stock repurchase authority to permit the repurchase of up to 2,300,000 shares of the Company’s common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting of Shareholders of the Company was held on April 27, 2007 to: 1) elect two directors for terms expiring at the 2010 Annual Meeting of Shareholders; 2) approve an amendment to the Company’s Restated Articles of Incorporation to increase the number of shares of authorized common stock; and 3) ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the Boards nominees for director.

All of the matters submitted to a vote of shareholders were approved, as shown by the following voting results:

1) Elect two directors for terms expiring at the 2010 Annual Meeting of Shareholders.

Nominees for Director	For	Withhold Authority
Thomas L. Young	20,108,404	1,232,369
R. Scott Trumbull	21,232,318	108,455

2) Approve an amendment to the Company’s Restated Articles of Incorporation to increase the number of shares of authorized Common Stock by 20,000,000, from 45,000,000 to 65,000,000.

For	Against	Abstain	Broker Non-Vote
19,117,220	2,103,371	20,178	100,004

3) Ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.

For	Against	Abstain
21,200,858	121,554	18,361

Total shares represented at the Annual Meeting in person or by proxy were 21,340,773 of a total of 23,111,339 shares outstanding as of the February 23, 2007 record date. This represented 92.3 percent of Company common stock and constituted a quorum.

ITEM 6. EXHIBITS

See the Exhibit Index located on page 21.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date May 8, 2007	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date May 8, 2007	By	/s/ Thomas J. Strupp
Thomas J. Strupp, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED MARCH 31, 2007

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