Form 10-Q
period 2007-06-30
FRANKLIN ELECTRIC CO INC
filed 2007-08-08
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________
FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	June 30, 2007
$.10 par value	22,957,554 shares

FRANKLIN ELECTRIC CO., INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income for the Second Quarter and Six Months Ended June 30, 2007 and July 1, 2006	3

	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 30, 2006
		4
	Condensed Consolidated Statements Of Cash Flows for the Six Months Ended June 30, 2007 and July 1, 2006	5

	Notes to Condensed Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	21

Signatures		22

Exhibit Index		23

Exhibits		24-27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
(In thousands, except per share amounts)

Net sales	$152,529	$152,186	$283,025	$253,925
Cost of sales	109,216	99,464	200,783	165,774
Gross profit	43,313	52,722	82,242	88,151
Selling and administrative expenses	31,806	26,472	61,261	46,907
Restructuring expense	369	-	1,607	-
Operating income	11,138	26,250	19,374	41,244
Interest expense	(2,196)	(1,076)	(3,408)	(1,269)
Other income	921	615	1,219	1,060
Foreign exchange income/(loss)	399	(81)	646	(126)
Income before income taxes	10,262	25,708	17,831	40,909
Income taxes	3,622	9,198	6,294	14,689
Income from continuing operations	6,640	16,510	11,537	26,220

Loss from discontinued operations	-	(68)	-	(79)

Net income	$6,640	$16,442	$11,537	$26,141

Income per share:
Basic continuing operations	$0.29	$0.72	$0.50	$1.15
Basic discontinued operations	-	-	-	-
	$0.29	$0.72	$0.50	$1.15

Diluted continuing operations	$0.28	$0.70	$0.49	$1.13
Diluted discontinued operations	-	-	-	-
	$0.28	$0.70	$0.49	$1.13

Dividends per common share	$0.12	$0.11	$0.23	$0.21

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	June 30,	December 30,
ASSETS	2007	2006
	(Unaudited)
Current assets:
Cash and equivalents	$41,685	$33,956
Investments	22,093	-
Receivables, less allowances of $2,705 and $2,786, respectively	80,939	52,679
Inventories
Raw materials	51,776	39,195
Work-in-process	20,979	14,414
Finished goods	98,697	76,661
LIFO reserve	(20,485)	(18,707)
	150,967	111,563

Other current assets	5,193	4,678
Deferred income taxes	15,387	14,914

Total current assets	316,264	217,790

Property, plant and equipment, at cost:
Land and buildings	56,670	56,352
Machinery and equipment	178,807	169,119
	235,477	225,471
Less allowance for depreciation	114,125	109,495
	121,352	115,976

Other assets (including deferred income taxes of $1,872 and $1,269, respectively)	15,249	14,375
Intangible assets	43,616	45,257
Goodwill	135,583	133,527
Total assets	$632,064	$526,925

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Accounts payable	$32,032	$30,832
Accrued liabilities	41,879	40,166
Income taxes	6,252	11,649
Current maturities of long-term debt and short-term borrowings	1,317	11,310
Total current liabilities	81,480	93,957

Long-term debt	161,550	51,043
Deferred income taxes	4,578	4,597
Employee benefit plan obligations	26,505	25,969
Other long-term liabilities	5,542	5,528

Shareowners' equity:
Common shares (45,000 shares authorized, $.10 par value)
outstanding (22,957 and 23,009, respectively)	2,296	2,301
Additional capital	100,194	94,356
Retained earnings	234,717	236,780
Loan to ESOP Trust	-	(200)
Accumulated other comprehensive income	15,202	12,594
Total shareowners' equity	352,409	345,831
Total liabilities and shareowners' equity	$632,064	$526,925
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net income	$11,537	$26,141
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,976	8,452
Stock-based compensation	2,400	1,549
Deferred income taxes	1,095	2,498
Gain/loss on disposals of plant and equipment	464	(69)
Changes in assets and liabilities:
Receivables	(23,112)	(15,801)
Inventories	(30,411)	(7,484)
Accounts payable and other accrued expenses	(1,583)	(5,243)
Accrued income taxes	(4,258)	4,807
Excess tax from share-based compensation arrangements	(1,169)	(5,399)
Employee benefit plans	1,125	334
Other, net	(3,559)	(3,836)
Net cash flows from operating activities	(37,495)	5,949

Cash flows from investing activities:
Additions to property, plant and equipment	(10,697)	(8,749)
Proceeds from sale of property, plant and equipment	303	323
Additions to other assets	(3)	(293)
Purchases of securities	(146,700)	(63,500)
Proceeds from sale of securities	124,607	99,488
Cash paid for acquisitions	(13,331)	(122,713)
Proceeds from sale of business	1,310	-
Net cash flows from investing activities	(44,511)	(95,444)

Cash flows from financing activities:
Proceeds from long-term debt	160,000	70,000
Repayment of long-term debt	(60,161)	(10,144)
Proceeds from issuance of common stock	2,165	9,225
Excess tax from share-based compensation arrangements	1,169	5,399
Purchases of common stock	(8,118)	(198)
Reduction of loan to ESOP Trust	200	232
Dividends paid	(5,308)	(4,780)
Net cash flows from financing activities	89,947	69,734

Effect of exchange rate changes on cash	(212)	556
Net change in cash and equivalents	7,729	(19,205)
Cash and equivalents at beginning of period	33,956	52,136
Cash and equivalents at end of period	$41,685	$32,931

(In millions)
Cash paid for income taxes	$11.7	$11.8
Cash paid for interest	$2.4	$1.0

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$0.3	$0.3
Payable to seller of Healy Systems, Inc.	$0.9	$-

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheet as of December 30, 2006, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2007 and for the six months ended, June 30, 2007 and July 1, 2006, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all accounting entries and adjustments (including normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the second quarter and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2007. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 30, 2006.

2. ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 gives guidance for measuring assets and liabilities using fair value. Fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The fair value measurements are disclosed by level within that hierarchy. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier application is encouraged. The Company continues to evaluate the impact of adopting SFAS No. 157 on its financial statements, but does not believe the adoption of this standard will have a material impact on the Company’s results of operations, financial position, or statement of cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

3. INVESTMENTS - EQUITY SECURITIES

As of June 30, 2007 the Company held $22.1 million of current investments consisting of auction rate municipal bonds classified as available-for-sale securities and titled “Investments” in the current balance sheet. Investments in these securities are recorded at cost, which approximates fair market value due to the variable interest rates, which typically reset every 7 to 35 days. All income generated from these current investments was recorded as “Other income” in the statements of income. Cash paid for these securities and proceeds from the sale of these securities have been included in the “Cash flows from investing activities” section of the cash flows statements.

4. EQUITY INVESTMENTS

The Company holds a 35 percent equity interest, in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the face of the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends. The carrying value of the investment was $6.6 million as of June 30, 2007, and $6.1 million at year end December 30, 2006. The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income” in the Company’s statements of income, was $0.3 million, for the second quarter ended June 30, 2007 and July 1, 2006, and $0.4 million and $0.3 million for the six months ended June 30, 2007 and July 1, 2006, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	June 30, 2007		December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$6.3	($3.0)	$6.3	($2.8)
Supply agreements	7.2	(4.7)	7.2	(4.3)
Technology	3.8	(0.4)	3.8	(0.3)
Customer relationships	26.8	(1.8)	26.8	(0.8)
Other	1.8	(1.7)	1.7	(1.6)
Total	45.9	(11.6)	45.8	(9.8)

Unamortized intangibles:
Trade names	9.3	-	9.3	-
Total intangibles	$55.2	($11.6)	$55.1	($9.8)

Amortization expense related to intangible assets for the second quarter ended June 30, 2007 and July 1, 2006 was $1.0 million and $0.6 million, respectively, and for the six months ended June 30, 2007 and July 1, 2006, $1.7 million and $1.0 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2007	2008	2009	2010	2011
	$3.3	$3.2	$3.1	$3.0	$2.9

The changes in the carrying amount of goodwill for the six months ended June 30, 2007, are as follows:

(In millions)

Balance as of December 30, 2006	$133.5
Increase in goodwill acquired during the period	1.7
Foreign currency translation	0.4
Balance as of June 30, 2007	$135.6

6. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans - As of June 30, 2007, the Company maintained three domestic pension plans and one German pension plan. The Company uses a December 31 measurement date for its plans. In 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

The following table sets forth aggregated net periodic benefit cost for the second quarter and six months ended June 30, 2007 and July 1, 2006:

(In millions)
	Pension Benefits		Pension Benefits
	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Service cost	$1.1	$1.1	$2.3	$2.2
Interest cost	2.1	2.0	4.6	4.2
Expected return on assets	(2.5)	(2.4)	(5.6)	(5.2)
Loss	. -	-	0.1	0.1
Prior service cost	0.3	0.4	0.7	0.8
Total net periodic benefit cost	$1.0	$1.1	$2.1	$2.1

(In millions)
	Other Benefits		Other Benefits
	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Service cost	$-	$0.1	$0.1	$0.2
Interest cost	0.2	0.2	0.4	0.4
Obligation/asset	0.1	0.1	0.2	0.2
Loss	.-	0.1	-	0.1
Prior service cost	0.1	-	0.1	0.1
Total net periodic benefit cost	$0.4	$0.5	$0.8	$1.0

As of June 30, 2007 the Company made contributions to the plans of $1.2 million.

7. INCOME TAXES

The effective tax rate on income before income taxes in 2007 and 2006 varies from the United States statutory rate of 35 percent primarily due to the foreign income exclusion, research and development credits and the effects of state and foreign income taxes net of federal tax benefits.

8. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” in the first quarter 2007. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations.

As of the beginning of fiscal year 2007, the Company had unrecognized tax benefits of $2.0 million, including accrued interest and penalties. There has been no significant change in the unrecognized tax benefits during the second quarter or six months ended June 30, 2007. If recognized, the effective tax rate would be affected by the unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits as interest and operating expenses, respectively. The Company accrued about $0.2 million for interest and penalties as of June 30, 2007. Interest and penalties recorded during the second quarter ended June 30, 2007 were not considered significant.

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

9. DEBT

On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (the “Agreement”). The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments. The Company had outstanding borrowings of $40.0 million under the Agreement at June 30, 2007, and $50.0 million at December 30, 2006.

On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 bearing a coupon of 5.79 percent and an average life of ten years with a final maturity in 2019. Principal installments of $22.0 million are payable commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity. The Prudential Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at June 30, 2007 and at December 30, 2006.

Long-term debt consisted of:

(In millions)
	June 30,	December 30,
	2007	2006
Insurance Company - - 6.31 percent, principal payments of $1.0 million due in annual installments, with a balloon payment of $10.0 in 2008 ($1.9 denominated in JPY at 6/30/07)	$11.1	$11.3
Capital Leases	1.8	1.1
Credit Agreement	40.0	50.0
Prudential Agreement	110.0	-
	162.9	62.4
Less Current Maturities	(1.3)	(11.3)
	$161.6	$51.1

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)

	Total	2007	2008	2009	More than 5 years
Debt	$161.1	$1.0	$10.1	$-	$150.0
Capital leases	1.8	0.2	.0.4	. 111.2	-
	$162.9	$1.2	$10.5	$1.2	$150.0

10. EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$6.6	$16.5	$11.5	$26.2
Income from discontinued operations	0.0	(0.1)	0.0	(0.1)
Net income	$6.6	$16.4	$11.5	$26.1

Denominator:
Basic
Weighted average common shares	23.1	22.9	23.1	22.7

Diluted
Effect of dilutive securities:

Employee and director incentive stock options and awards	0.4	0.5	0.4	0.5

Adjusted weighted average common shares	23.5	23.4	23.5	23.2

Basic earnings per share
Basic from continuing operations	$0.29	$0.72	$0.50	$1.15
Basic from discontinuing operations	0.0	0.0	0.0	0.0
Total basic earnings per share	$0.29	$0.72	$0.50	$1.15

Diluted earnings per share
Diluted from continuing operations	$0.28	$0.70	$0.49	$1.13
Diluted from discontinuing operations	0.0	0.0	0.0	0.0
Total diluted earnings per share	$0.28	$0.70	$0.49	$1.13

Anti-dilutive stock options	0.3	0.1	0.3	0.3

Anti-dilutive stock options price range - low	$40.93	$45.90	$44.51	$40.93
Anti-dilutive stock options price range - high	$48.87	$45.90	$48.87	$45.90

11. OTHER COMPREHENSIVE INCOME

Comprehensive income is as follows:

(In millions)	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net income	$6.6	$16.4	$11.5	$26.1
Other comprehensive income:
Foreign currency translation adjustments	1.2	2.4	1.6	4.4
Pension liability adjustment, net of tax	0.4	-	1.0	-
Comprehensive income, net of tax	$8.2	$18.8	$14.1	$30.5

Accumulated other comprehensive income consists of the following:

(In millions)	June 30,	December 30,
	2007	2006
Cumulative foreign currency translation adjustments	$16.2	$14.6
Pension liability adjustment, net of tax	(1.0)	(2.0)

	$15.2	$12.6

12. CONTINGENCIES AND COMMITMENTS

At June 30, 2007, the Company had $3.3 million of commitments primarily for the purchase of machinery and equipment, and building expansions.

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

The changes in the carrying amount of the warranty accrual, as recorded in “Accrued liabilities” in the Company’s balance sheet for the six months ended June 30, 2007, are as follows:

(In millions)

Balance as of December 30, 2006	$10.0
Accruals related to product warranties	3.3
Reductions for payments made	(3.7)
Balance as of June 30, 2007	$9.6

13. STOCK-BASED COMPENSATION

The Company has authorized the grant of options to purchase common stock and the award of shares of common stock of the Company to employees and non-employee directors of the Company and its subsidiaries under two stock plans. The plans and the original number of authorized shares and the types of awards are as follows:

			Authorized Shares
Franklin Electric Co., Inc. Stock Option Plan	-	Options	3,600,000
Franklin Electric Co., Inc. Stock Plan	-	Options	1,150,000
	-	Awards	150,000

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

Stock Option Grants
Under each of the above plans, the exercise price of each stock option equals the market price of the Company’s common stock on the date of grant and the options expire ten years after the date of the grant. Generally, options granted to nonemployee directors vest 33 percent a year and become fully vested and exercisable after three years. Options granted to employees vest at 20 or 25 percent a year and become fully vested and exercisable after five years or four years, respectively. Subject to the terms of the plans, in general, the aggregate option price and any applicable tax withholdings may be satisfied in cash or its equivalent, or by the plan participant’s delivery of shares of the Company’s common stock owned more than six months, having a fair market value at the time of exercise equal to the aggregate option price and/or the applicable tax withholdings.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period. Options granted to retirement eligible employees are immediately expensed. The Company uses historical data to estimate the expected volatility of its stock; the weighted average expected life, the period of time options granted are expected to be outstanding; and its dividend yield. The risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant.

The assumptions used to determine the fair value of options granted during the first six months of 2007 are as follows:

Risk-free interest rate	4.74-4.78%
Dividend yield	.65-.67%
Weighted-average dividend yield	.653%
Volatility factor	.3529-.3701
Weighted-average volatility	.3554
Expected term	5.3-6.2 years
Forfeiture rate	4.18%

A summary of the Company’s stock option plans activity and related information, for the six months ended June 30, 2007 follows:

(shares in thousands)

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of the period	1,398	$26.65
Granted	131	48.87
Exercised	(111)	20.57
Forfeited	(31)	29.38
Outstanding at the end of the period	1,387	$29.17	5.54	$25,196

Vested and exercisable at end of the period	928	$24.50	4.47	$21,061

There were no options granted during the second quarter. The total intrinsic value of options exercised during the second quarter June 30, 2007 and July 1, 2006 was $0.03 million and $1.6 million, respectively, and for the six months ended June 30, 2007 and July 1, 2006, $3.3 million and $2.4 million, respectively. There were no share-based liabilities paid during the second quarter 2007. As a result of the Company’s policy of issuing shares upon share option exercise, during the 2007 fiscal year, the Company expects to repurchase up to 400,000 shares.

A summary of the Company’s nonvested stock options activity and related information, for the six months ended June 30, 2007 follows:

(shares in thousands)

Nonvested Stock Options	Shares	Weighted-Average Exercise Price
Nonvested at beginning of period	556	$33.95
Granted	131	48.87
Vested	(203)	33.31
Forfeited	(26)	31.66
Nonvested at end of period	458	$38.63

As of June 30, 2007, there was $4.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.94 years.

Stock Awards
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

A summary of the Company’s restricted stock award activity and related information, for the six months ended June 30, 2007 follows:

(shares in thousands)

Nonvested Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	40	$43.39
Awarded	30	47.59
Vested	(7)	43.51
Forfeited	(3)	47.44
Nonvested at end of period	60	$45.32

As of June 30, 2007, there was $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3 years.

14. RESTRUCTURING

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

Restructuring expenses, primarily manufacturing equipment relocation and production re-alignment, for the second quarter and six months ended June 30, 2007 were approximately $0.4 million (pre-tax) and $1.6 million (pre-tax), respectively. As of June 30, 2007, there was no restructuring reserve in the Company’s consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSTION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Q2 2007 vs Q2 2006

OVERVIEW

Sales for second quarter 2007 were up slightly from second quarter 2006. Second quarter sales, excluding the Little Giant Pump Company and Healy Systems acquisitions, declined about 12 percent from the same period a year ago. The sales decline was primarily attributable to lower Water Systems product sales in the United States and Canada. Earnings declined in second quarter 2007 primarily due to the significant decline in Water Systems small submersible motor product sales volume. The Company also incurred increased fixed costs in connection with selling, general and administrative spending resulting from the Company’s strategy of selling to a more diversified customer base by marketing its Water Systems products directly to distributors. During the second quarter, the Company acquired all the outstanding stock of Pump Brands, Inc., a South African company providing pumping systems primarily in the African market. Pump Brands results included in Franklin’s statements for the second quarter of 2007 were not significant as the Company completed its acquisition in the second half of June.

RESULTS OF OPERATIONS

Net sales for second quarter 2007 were $152.5 million, an increase of $0.3 million compared to second quarter 2006 sales of $152.2 million. Incremental sales related to acquisitions, primarily from Little Giant Pump Company, for 2007 were $18.7 million or 12 percent of sales.

Global Water Systems sales for second quarter 2007 decreased by 7 percent from the same period a year ago. However, excluding acquisitions, primarily Little Giant Pump Company, and a foreign exchange rate benefit, global Water Systems sales decreased by 17 percent versus second quarter 2006. Sales of 4-inch submersible motor units in the United States and Canada declined primarily due to the liquidation of these stockpiled motors by several large integrated pump original equipment manufacturers (“OEMs”) and weak overall water systems industry demand in the United States and Canada due to lower new housing construction and harsh weather conditions in key regions. Sales, primarily related to the Little Giant and Healy Systems acquisition, and overall volume were the primary factors in the Water Systems sales change in the second quarter. Changes in selling price increased net sales by about 4 percent and foreign exchange rate changes increased net sales by about 1 percent.

Global Fueling Systems sales for second quarter 2007 increased by 41 percent over the same period a year ago primarily due to the acquisition of Healy Systems. Excluding the Healy acquisition, second quarter Fueling System sales increased by 8 percent over last year. The volume growth across all product lines was led by continued penetration of the fuel management electronics platform. Changes in selling price increased net sales by about 2 percent.

Cost of sales as a percent of net sales for second quarters 2007 and 2006 was 71.6 percent and 65.4 percent, respectively. The gross profit margin declined from about 35 percent to 28 percent. The gross profit margin on sales of Water Systems products in regions outside the United States and Canada increased during the quarter as did the gross profit margin on Fueling Systems sales. These increases were offset by a decline in gross profit margin on the sale of Water Systems products in the United States and Canada. There are four principal reasons for the gross profit margin decline on Water Systems products sold in the United States and Canada. First, approximately 25 percent of the gross profit margin decline can be attributed to fixed cost coverage as the Company has experienced reduced manufacturing and sales of submersible motors during the quarter. Second, approximately 25 percent of the gross profit margin decline can be attributed to promotional price discounting as competitors react to Franklin’s pump sales growth and the weak overall industry conditions. Third, approximately 20 percent of the gross profit margin decline on United States and Canadian Water Systems products can be attributed to product mix changes as sales included a broadening pump and accessory product line and fewer sales of submersible motor sales to pump OEMs. Finally, 10 percent of the gross profit decline is due to increasing freight costs resulting from fuel surcharges and an increased level of shipments to a more diverse customer base.

Selling, general and administrative (“SG&A”) expense as a percent of net sales for 2007 and 2006 was 20.9 percent and 17.4 percent, respectively. SG&A expense increased by $5.3 million in second quarter 2007 compared to second quarter 2006. Acquisition related SG&A costs were $2.5 million of the 2007 increase, primarily Little Giant and Healy, compared to last year. $2.0 million of the increase was to support the Company’s strategy to sell to a more diversified customer base, increase penetration in groundwater and related pumping systems, and introduce new pump product technology in the North American region.

During the first quarter 2007, the Company announced Phase 2 of its Global Manufacturing Realignment program. Phase 2 includes the expansion of motor manufacturing capacity in Linares, Mexico, the construction and start-up of a new pump manufacturing plant in Linares, Mexico, the consolidation of Fueling operations into the recently enlarged Madison, Wisconsin plant and the streamlining of motor manufacturing operations in Europe. With the expansion of submersible motor manufacturing capacity at the new Linares motor plant, a corresponding downsizing of motor capacity at the Siloam Springs, Arkansas facility is underway. Staffing in Siloam Springs is expected to be reduced from about 400, as of July 2007, to just under 300 by year end. Construction is presently underway on the new Linares adjacent pump manufacturing plant. The new TRI-SEAL™ 4-inch submersible and the VERSA- JET™ product lines will be in full production in Linares in the first quarter of 2008.  Restructuring expenses for the second quarter of 2007 were approximately $0.4 million (pre-tax) and reduced EPS by approximately $0.01 per share.  Full year 2007 restructuring expenses are estimated to be $6.0 million (pre-tax) and will include severance and other employee expenses as well as manufacturing equipment relocation costs.  Franklin management anticipates savings will be realized in 2008 and beyond from this initiative.

Interest expense for second quarter 2007 and 2006 was $2.2 million and $1.1 million, respectively. Interest expense increased in 2007 due primarily to debt increases associated with the acquisitions of Little Giant Pump Company and Healy Systems, as well as, increased working capital for inventory and accounts receivable.

Interest income of $0.6 million and $0.5 million, included in “Other income” for second quarter 2007 and 2006, was primarily derived from cash investments in short-term U.S. treasury and agency securities. Also, included in other income for second quarter 2007 and 2006 was income from equity investments of $0.3 million and $0.3 million.

Foreign currency-based transactions produced a gain for second quarter 2007 of about $0.4 million primarily due to euro rate changes relative to the U.S. dollar.  Foreign currency-based transactions resulted in a loss in the second quarter 2006 of about $0.1 million.

The provision for income taxes in 2007 and 2006 was $3.6 million and $9.2 million, respectively. The effective tax rates for the second quarter of 2007 and 2006 were 35.3 and 35.8 percent, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion, research and development credits and the effects of state and foreign income taxes, net of federal tax benefits.

Net income for second quarter 2007 was $6.6 million, or $0.28 per diluted share, compared to second quarter 2006 net income of $16.4 million or $0.70 per diluted share.

First Half of 2007 vs First Half of 2006

OVERVIEW

Sales for the first half of 2007 were up from the first half of 2006 by $29.1 million or about 12 percent. The increase in sales was primarily related to sales from the Company’s acquisitions. First half sales, excluding acquisitions, declined about 10 percent from the same period a year ago. Earnings declined in 2007 primarily due to the significant decline in Water Systems small submersible motor product sales volume. The contribution margin of small submersible motors is more than other Water Systems products, resulting in a further decline of earnings due to the product mix change. The Company also incurred increased fixed costs in connection with selling, general and administrative spending resulting from the Company’s strategy of selling to a more diversified customer base by marketing its Water Systems products directly to distributors.

RESULTS OF OPERATIONS

Net sales for the first half of 2007 were $283.0 million, an increase of $29.1 million or 12 percent compared to the same period of 2006 sales of $253.9 million. Incremental sales related to acquisitions for 2007 were $54.5 million or 19 percent of sales. The majority of the sales growth from acquisitions resulted from sales by Little Giant Pump Company.

Global Water Systems sales for the first half of 2007 increased by 3 percent from the same period a year ago. However, excluding acquisitions, primarily Little Giant Pump Company, and a foreign exchange rate benefit, global Water Systems sales decreased by 15 percent versus the first half of 2006. Sales of 4-inch submersible motor units in the United States and Canada declined primarily due to the liquidation of these stockpiled motors by several large integrated pump OEMs and weak overall water systems industry demand in the United States and Canada due to lower new housing construction and harsh weather conditions in key regions. Acquisition and volume changes were the primary factors in Water Systems sales changes in the second quarter. Changes in selling price increased net sales by about 4 percent and foreign exchange rate changes increased net sales by about 1 percent

Global Fueling Systems sales for the second half of 2007 increased by 51 percent over the same period a year ago primarily due to the acquisition of Healy Systems. Excluding the Healy acquisition, first half Fueling System sales increased by 11 percent over last year. The volume growth across product lines was led by continued penetration of the fuel management electronics platform. Changes in selling price increased net sales by about 3 percent in the first half of 2007.

Cost of sales as a percent of net sales for the first half of 2007 and 2006 was 70.9 percent and 65.3 percent, respectively. Correspondingly, the gross profit margin declined to about 29 percent from 35 percent. The gross profit margin changes in the first half of 2007 were consistent with the explanations above covered in detail under the second quarter review; sales and gross profit margin of Water Systems products in regions outside the United States and Canada increased, as did the gross profit margin on Fueling Systems sales, offset by a decline in gross profit margin on the sale of Water Systems products in the United States and Canada.

SG&A expense as a percent of net sales for 2007 and 2006 was 21.6 percent and 18.5 percent, respectively. SG&A expense increased by $14.4 million in 2007 compared to first half of last year. The increase due to the inclusion of acquisitions was $9.5 million for the first half of 2007 compared to last year. The increase due to higher selling and administrative expenses in the global Water Systems business in order to support the Company’s strategy change mentioned above was $2.8 million. Other first half 2007 increases in selling, general and administrative expenses include higher expenses for professional fees and information systems, $1.4 million, and stock-based compensation expense, $0.5 million.

Restructuring expenses under Phase 2 of the Global Manufacturing Realignment program for the first half of 2007 were approximately $1.6 million (pre-tax) and reduced EPS by approximately $0.04 per share.

Interest expense for the first half of 2007 and 2006 was $3.4 million and $1.3 million, respectively. Interest expense increased in 2007 due primarily to debt increases associated with the acquisitions of Little Giant Pump Company and Healy Systems, as well as, increased working capital for inventory and accounts receivable.

Interest income of $0.9 million and $1.2 million, included in “Other income” for the first half of 2007 and 2006, was primarily derived from cash investments in short-term U.S. treasury and agency securities. Also, included in other income in the first half of 2007 and 2006 was income from equity investments of $0.4 million and $0.3 million.

Foreign currency-based transactions produced a gain for the first half of 2007 of about $0.6 million primarily due to euro rate changes relative to the U.S. dollar.  Foreign currency-based transactions were a loss in 2006, for the same period, of about $0.1 million.

The provision for income taxes in 2007 and 2006 was $6.3 million and $14.7 million, respectively. The effective tax rates for the first half of 2007 and 2006 were 35.3 and 35.9 percent, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion, research and development credits and the effects of state and foreign income taxes, net of federal tax benefits.

Net income for the first half of 2007 was $11.5 million, or $0.49 per diluted share, compared to the same half of 2006 net income of $26.1 million or $1.13 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Operating activities consumed approximately $37.5 million of cash during the first six months of 2007 compared to cash flows provided in the first six months of 2006 of $5.9 million. The operating cash flows used in the first six months of 2007 were primarily related to increases in receivables and inventory. The increase in receivables was due to higher sales, and increasing days of sales outstanding due to more diversified customer sales terms, of about $23.1 million. The increase in inventory, about $30.4 million, was primarily in finished goods due to weaker than normal Water Systems product demand in the United States and Canada and seasonal and strategic inventory buildup. In the first six months of 2007, income tax payments exceeded tax accruals during the period due to lower earnings. The operating cash flows generated in the first half of 2006 were primarily related to net income. Due to the sales growth in the first half of 2006, receivables and inventory increased by $15.8 million and $7.5 million, respectively. Cash outflows in accounts payable and other accrued expenses for 2006, $5.2 million, were primarily attributable to the timing of payments made to vendors, increased inventories and payments for employee benefits.

Net cash flows used for investing activities were $44.5 million during the first six months of 2007 and $95.4 million in 2006. Cash flows used in 2007 and 2006 were primarily for second quarter 2007 and 2006 acquisitions, $13.3 million for Pump Brands (Pty) Limited and $122.7 million for Little Giant Pump Company, respectively and the purchase of property, plant and equipment, $10.7 million and $8.7 million, respectively. Cash flows used to purchase securities were $22.1 million in the first six months of 2007. Cash flows generated from net investments in equity securities during the first six months of 2006 were $36.0 million.

Cash flows from financing activities in the first six months of 2007 and 2006 were $89.9 million and $69.7 million respectively, primarily from the proceeds from long-term debt. The Company repurchased shares of its common stock for $8.1 million in the first half of 2007. Additionally, the Company paid $5.3 million and $4.8 million in dividends on the Company’s common stock in the first six months of 2007 and 2006, respectively.

Cash and cash equivalents at the end of the first six months of 2007 were $41.7 million compared to $34.0 million at the end of fiscal year 2006. Working capital increased $111.0 million in the first six months of 2007 from year end 2006. Working capital increased in equity securities, accounts receivable and inventory as noted above.

On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month, $120.0 million revolving credit agreement (the “Agreement”). The Company had outstanding borrowings of $40.0 million under the Agreement at June 30, 2007 and $50.0 million at December 30, 2006.

The Company amended and restated an uncommitted shelf agreement with Prudential Capital in the amount of $175.0 million in the second quarter.  Under the shelf agreement the Company issued notes for $110.0 million in the second quarter at a fixed rate of 5.79 percent with a 10-year average life, and which includes financial covenants similar to the Company’s other borrowing agreements.  Proceeds of the facility will be used to further reduce short term variable rate borrowings, fund future acquisitions and purchase Company stock. The Company plans to issue an additional $40.0 million of notes in the third quarter, also with a rate of 5.79 percent and similar terms.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at June 30, 2007 and December 30, 2007.

The Company is subject to certain financial covenants with respect to borrowings, interest coverage, working capital, loans or advances, and investments. The Company was in compliance with all debt covenants at all times in the first six months ended 2007 and 2006.

At June 30, 2007, the Company had $3.3 million of commitments primarily for the purchase of machinery and equipment, and building expansions. Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet these current commitments.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Any forward-looking statements contained herein involve risks and uncertainties, including, but not limited to, general economic and currency conditions, various conditions specific to the Company’s business and industry, market demand, competitive factors, changes in distribution channels, supply constraints, technology factors, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks, all as described in Part II, Item 1A of this Form 10-Q and in Part 1, Item 1A in the Company’s Form 10-K for the fiscal year ended December 30, 2006. These risks and uncertainties may cause actual results to differ materially from those indicated by the forward-looking statements. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Refer to the risk factors set forth in Part 1, Item 1A, in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2006. In addition, the following risks may affect our business results of operations or financial condition. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s business results of operations or financial condition in the future.

The growth of municipal water systems and increased government restrictions on groundwater pumping could reduce demand for private water wells and the Company’s products, thereby reducing revenues and earnings.

Demand for certain Company products is affected by rural communities shifting from private and individual water well systems to city or municipal water systems. Many economic and other factors outside the Company’s control, including Federal and State regulations on water quality, tax credits and incentives, could impact the demand for private and individual water wells. A decline in private and individual water well systems in the United States or other economies in the international markets the Company serves could reduce demand for the Company’s products and adversely impact sales, gross margins and operating results.

Demand for fueling systems products is impacted by environmental legislation which may cause significant increases in product demand and may be followed by significantly reduced demand after meeting compliance requirements.

Environmental legislation related to air quality and fueling containment can create demand for certain fueling systems products which must be supplied in a relatively short time frame to meet the governmental mandate. During this period of increased demand the Company’s revenues and profitability can increase significantly. The Company is at risk of not having capacity to meet demand or cost overruns due to inefficiencies during ramp up to the higher production levels. After the Company’s customers have met the compliance requirements, the Company’s revenues and profitability may decrease significantly as the demand for certain products declines substantially. The Company is at risk of not reducing production costs in relation to the decreased demand as well as reduced revenues adversely impacting gross margins and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Repurchases of Equity Securities

The following table shows certain information related to the Company’s repurchases of common stock for the three months ended June 30, 2007, under the Company’s stock repurchase program.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Month

April	-	-	-	2,300,000

May	40,000	$42.71	40,000	2,260,000

June	147,600	$43.43	147,600	2,112,400

Total	187,600	$43.28	187,600	2,112,400

In April 2007, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. During the second quarter of 2007, the Company repurchased 187,600 shares of its stock for $8.1 million. All repurchased shares were retired.

ITEM 6. EXHIBITS

See the Exhibit Index located on page 23.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date August 8, 2007	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date August 8, 2007	By	/s/ Thomas J. Strupp
Thomas J. Strupp, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED MARCH 31, 2007

Number	Description

10.1	Second Amended Rights Agreement between Franklin Electric Co., Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K dated on July 11, 2007)

10.2
Amended and Restated Note Purchase and Private Shelf Agreement dated April 30, 2007 between the Company and the Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 30, 2007)

10.3	Shareholder Agreement dated July 11, 2007 between the Company and Select Equity Group, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K dated July 11, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002