Form 10-Q
period 2007-09-29
FRANKLIN ELECTRIC CO INC
filed 2007-11-06
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________
FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	September 29, 2007
$.10 par value	22,997,242 shares

FRANKLIN ELECTRIC CO., INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income for the Third Quarter and Nine Months Ended September 29, 2007 and September 30, 2006	3

	Condensed Consolidated Balance Sheets as of September 29, 2007 and December 30, 2006
		4
	Condensed Consolidated Statements Of Cash Flows for the Nine Months Ended September 29, 2007 and September 30, 2006	5

	Notes to Condensed Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	20

Signatures		21

Exhibit Index		22

Exhibits		23-26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
(In thousands, except per share amounts)

Net sales	$165,264	$156,172	$448,289	$410,097
Cost of sales	117,307	102,806	318,090	268,580
Gross profit	47,957	53,366	130,199	141,517
Selling and administrative expenses	28,185	27,792	89,446	74,699
Restructuring expense	342	-	1,949	-
Operating income	19,430	25,574	38,804	66,818
Interest expense	(2,286)	(1,093)	(5,694)	(2,362)
Other income	699	329	1,918	1,389
Foreign exchange income/(loss)	(203)	173	443	47
Income before income taxes	17,640	24,983	35,471	65,892
Income taxes	5,956	8,751	12,250	23,440
Income from continuing operations	11,684	16,232	23,221	42,452

Income from discontinued operations	-	551	-	472

Net income	$11,684	$16,783	$23,221	$42,924

Income per share:
Basic continuing operations	$0.51	$0.71	$1.01	$1.86
Basic discontinued operations	-	0.02	-	0.02
	$0.51	$0.73	$1.01	$1.88

Diluted continuing operations	$0.50	$0.70	$0.99	$1.82
Diluted discontinued operations	-	0.02	-	0.02
	$0.50	$0.72	$0.99	$1.84

Dividends per common share	$0.12	$0.11	$0.35	$0.32

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	Sept. 29,	December 30,
ASSETS	2007	2006
	(Unaudited)
Current assets:
Cash and equivalents	$53,636	$33,956
Investments	6,006	-
Receivables, less allowances of $2,720 and $2,786, respectively	72,349	52,679
Inventories
Raw materials	58,779	39,195
Work-in-process	20,946	14,414
Finished goods	99,809	76,661
LIFO reserve	(21,326)	(18,707)
	158,208	111,563

Other current assets	6,646	4,678
Deferred income taxes	15,710	14,914

Total current assets	312,555	217,790

Property, plant and equipment, at cost:
Land and buildings	58,871	56,352
Machinery and equipment	182,200	169,119
	241,071	225,471
Less allowance for depreciation	112,526	109,495
	128,545	115,976

Other assets (including deferred income taxes of $2,176 and $1,269, respectively)	15,578	14,375
Intangible assets	53,613	45,257
Goodwill	146,370	133,527
Total assets	$656,661	$526,925

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Accounts payable	$31,383	$30,832
Accrued liabilities	43,788	40,166
Income taxes	11,067	11,649
Current maturities of long-term debt and short-term borrowings	1,334	11,310
Total current liabilities	87,572	93,957

Long-term debt	161,442	51,043
Deferred income taxes	4,657	4,597
Employee benefit plan obligations	27,021	25,969
Other long-term liabilities	5,188	5,528

Shareowners' equity:
Common shares (45,000 shares authorized, $.10 par value)
outstanding (22,997 and 23,009, respectively)	2,300	2,301
Additional capital	102,166	94,356
Retained earnings	243,633	236,780
Loan to ESOP Trust	-	(200)
Accumulated other comprehensive income	22,682	12,594
Total shareowners' equity	370,781	345,831
Total liabilities and shareowners' equity	$656,661	$526,925
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended
	Sept. 29,	Sept. 30,
	2007	2006
Cash flows from operating activities:
Net income	$23,221	$42,924
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,729	13,657
Stock-based compensation	3,112	2,108
Deferred income taxes	1,643	1,809
Gain/loss on disposals of plant and equipment	455	(87)
Changes in assets and liabilities:
Receivables	(13,575)	(4,331)
Inventories	(32,363)	(6,378)
Accounts payable and other accrued expenses	(1,438)	(2,125)
Accrued income taxes	678	8,156
Excess tax from share-based compensation arrangements	(1,594)	(5,683)
Employee benefit plans	1,634	712
Other, net	(7,401)	(4,065)
Net cash flows from operating activities	(10,899)	46,697

Cash flows from investing activities:
Additions to property, plant and equipment	(18,564)	(15,421)
Proceeds from sale of property, plant and equipment	303	323
Additions to other assets	(3)	(293)
Purchases of securities	(246,700)	(63,500)
Proceeds from sale of securities	240,694	99,488
Cash paid for acquisitions	(36,836)	(158,028)
Proceeds from sale of business	1,310	-
Net cash flows from investing activities	(59,796)	(137,431)

Cash flows from financing activities:
Proceeds from long-term debt	200,000	130,000
Repayment of long-term debt	(100,322)	(70,219)
Proceeds from issuance of common stock	3,004	9,731
Excess tax from share-based compensation arrangements	1,594	5,683
Purchases of common stock	(8,118)	(198)
Reduction of loan to ESOP Trust	200	232
Dividends paid	(8,063)	(7,304)
Net cash flows from financing activities	88,295	67,925

Effect of exchange rate changes on cash	2,080	669
Net change in cash and equivalents	19,680	(22,140)
Cash and equivalents at beginning of period	33,956	52,136
Cash and equivalents at end of period	$53,636	$29,996

(In millions)
Cash paid for income taxes	$12.4	$17.5
Cash paid for interest	$4.8	$2.1

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$0.4	$0.4
Payable to seller of Healy Systems, Inc.	$1.1	$0.0

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheet as of December 30, 2006, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 29, 2007 and for the nine months ended, September 29, 2007 and September 30, 2006, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all accounting entries and adjustments (including normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the third quarter and nine months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2007. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s annual report on Form 10-K for the year ended December 30, 2006.

2. ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 gives guidance for measuring assets and liabilities using fair value. Fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The fair value measurements are disclosed by level within that hierarchy. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier application is encouraged. The Company continues to evaluate the impact of adopting SFAS No. 157 on its financial statements.

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

3. INVESTMENTS - EQUITY SECURITIES

As of September 29, 2007 the Company held $6.0 million of current investments consisting of auction rate municipal bonds classified as available-for-sale securities, included in “Investments” in the current balance sheet. As of December 30, 2006, the Company held no investments in financial instruments. Investments in these securities are recorded at cost, which approximates fair market value due to the variable interest rates, which typically reset every 7 to 35 days. All income generated from these current investments was recorded as “Other income” in the statements of income. Cash paid for these securities and proceeds from the sale of these securities have been included in the “Cash flows from investing activities” section of the cash flows statements.

4. EQUITY INVESTMENTS

The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the face of the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends. The carrying value of the investment was $6.7 million as of September 29, 2007, and $6.1 million at year end December 30, 2006. The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income” in the Company’s statements of income, was $0.1 million and $0.2 million, for the third quarter ended September 29, 2007 and September 30, 2006, respectively, and $0.6 million and $0.5 million for the nine months ended September 29, 2007 and September 30, 2006, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	September 29, 2007		December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$6.3	($3.1)	$6.3	($2.8)
Supply agreements	7.2	(4.8)	7.2	(4.3)
Technology	5.8	(0.6)	3.8	(0.3)
Customer relationships	34.3	(2.2)	26.8	(0.8)
Other	2.0	(1.9)	1.7	(1.6)
Total	55.6	(12.6)	45.8	(9.8)

Unamortized intangibles:
Trade names	10.7	-	9.3	-
Total intangibles	$66.3	($12.6)	$55.1	($9.8)

Amortization expense related to intangible assets for the third quarter ended September 29, 2007 and September 30, 2006 was $0.9 million and $0.7 million, respectively, and for the nine months ended September 29, 2007 and September 30, 2006, $2.6 million and $1.7 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2007	2008	2009	2010	2011
	$3.4	$3.4	$3.3	$3.2	$3.1

The changes in the carrying amount of goodwill for the nine months ended September 29, 2007, are as follows:

(In millions)

Balance as of December 30, 2006	$133.5
Increase in goodwill acquired	11.5
Foreign currency translation	1.4
Balance as of September 29, 2007	$146.4

6. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans - As of September 29, 2007, the Company maintained three domestic pension plans and one German pension plan. The Company uses a December 31 measurement date for its plans. In 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

The following table sets forth aggregated net periodic benefit cost for the third quarter and nine months ended September 29, 2007 and September 30, 2006:

(In millions)
	Pension Benefits		Pension Benefits
	Third Quarter Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006

Service cost	$0.9	$1.2	$3.2	$3.4
Interest cost	1.5	1.9	6.0	6.1
Expected return on assets	(1.7)	(2.6)	(7.4)	(7.8)
Obligation/asset	-	-	0.1	-
Loss	-	-	0.1	0.1
Prior service cost	0.2	0.4	0.9	1.2
Total net periodic benefit cost	$0.9	$0.9	$2.9	$3.0

(In millions)
	Other Benefits		Other Benefits
	Third Quarter Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006

Service cost	$0.0	$0.0	$0.1	$0.2
Interest cost	0.2	0.2	0.6	0.6
Obligation/asset	0.1	0.2	0.2	0.4
Loss	-	-	-	0.1
Prior service cost	-	0.1	0.1	0.2
Total net periodic benefit cost	$0.3	$0.5	$1.0	$1.5

As of September 29, 2007 the Company made contributions to the plans of $2.2 million for the year.

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

As of the beginning of fiscal year 2007, the Company had unrecognized tax benefits of $2.0 million, including accrued interest and penalties. There has been no significant change in the unrecognized tax benefits during the third quarter or nine months ended September 29, 2007. If recognized, the effective tax rate would be affected by the unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits as interest and operating expenses, respectively. The Company accrued about $0.2 million for interest and penalties as of September 29, 2007. Interest and penalties recorded during the third quarter ended September 29, 2007 were not considered significant.

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

9. DEBT

On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (the “Agreement”). The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments, and the Company was in compliance with the covenants as of September 29, 2007 and December 30, 2006. The Company had no outstanding borrowings under the Agreement at September 29, 2007, and $50.0 million at December 30, 2006.

On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes). The B-1 and B-2 Notes bear a coupon of 5.79 percent and have an average life of ten years with a final maturity in 2019. Principal installments of $30.0 million are payable commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity. The Prudential Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments, and the Company was in compliance with the covenants as of September 29, 2007 and December 30, 2006.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at September 29, 2007 and at December 30, 2006.

Long-term debt consisted of:

(In millions)
	September 29,	December 30,
	2007	2006
Insurance Company - - 6.31 percent, principal payments of $1.0 million due in annual installments, with a balloon payment of $10.0 in 2008 ($.1 denominated in JPY at 9/29/07)	$11.1	$11.3
Capital Leases	1.7	1.1
Credit Agreement	-	50.0
Prudential Agreement	150.0	-
	162.8	62.4
Less Current Maturities	(1.3)	(11.3)
	$161.5	$51.1

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)

	Total	2007	2008	2009	More than 3 years
Debt	$161.1	$1.0	$10.1	$-	$150.0
Capital leases	1.7	0.1	0.4	111.2	-
	$162.8	$1.1	$10.5	$1.2	$150.0

10. EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	Third Quarter Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$11.7	$16.2	$23.2	$42.4
Income from discontinued operations	0.0	0.6	0.0	0.5
Net income	$11.7	$16.8	$23.2	$42.9

Denominator:
Basic
Weighted average common shares	23.0	23.0	23.1	22.8

Diluted
Effect of dilutive securities:

Employee and director incentive stock options and awards	0.4	0.4	0.4	0.5

Adjusted weighted average common shares	23.4	23.4	23.5	23.3

Basic earnings per share
Basic from continuing operations	$0.51	$0.71	$1.01	$1.86
Basic from discontinuing operations	0.0	0.02	0.0	0.02
Total basic earnings per share	$0.51	$0.73	$1.01	$1.88

Diluted earnings per share
Diluted from continuing operations	$0.50	$0.70	$0.99	$1.82
Diluted from discontinuing operations	0.0	0.02	0.0	0.02
Total diluted earnings per share	$0.50	$0.72	$0.99	$1.84

Anti-dilutive stock options	0.3	0.1	0.3	0.1

Anti-dilutive stock options price range - low	$40.93	$44.51	$44.51	$44.51
Anti-dilutive stock options price range - high	$48.87	$45.90	$48.87	$45.90

11. OTHER COMPREHENSIVE INCOME

Comprehensive income is as follows:

(In millions)	Third Quarter Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Net income	$11.7	$16.8	$23.2	$42.9
Other comprehensive income:
Foreign currency translation adjustments	7.1	(0.7)	8.7	3.7
Pension liability adjustment, net of tax	0.4	-	1.4	-
Comprehensive income, net of tax	$19.2	$16.1	$33.3	$46.6

Accumulated other comprehensive income consists of the following:

(In millions)	Sept. 29,	December 30,
	2007	2006
Cumulative foreign currency translation adjustments	$23.3	$14.6
Pension liability adjustment, net of tax	(0.6)	(2.0)

	$22.7	$12.6

12. CONTINGENCIES AND COMMITMENTS

At September 29, 2007, the Company had $4.1 million of commitments primarily for the purchase of machinery and equipment, and building expansions.

The Company provides warranties on most of its products. The warranty terms vary but are generally two years from date of manufacture or one year from date of installation. In 2007, the Company began offering an extended warranty program to certain water systems customers which will provide warranty coverage up to five years from the date of manufacture. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims, and expected customer returns. The Company actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The Company believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

The changes in the carrying amount of the warranty accrual, as recorded in “Accrued liabilities” in the Company’s balance sheet for the nine months ended September 29, 2007, are as follows:

(In millions)

Balance as of December 30, 2006	$10.0
Accruals related to product warranties	2.0
Reductions for payments made	(2.4)
Balance as of September 29, 2007	$9.6

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

Stock Option Grants
Under each of the above plans, the exercise price of each stock option equals the market price of the Company’s common stock on the date of grant and the options expire ten years after the date of the grant. Generally, options granted to nonemployee directors generally vest 33 percent a year and become fully vested and exercisable after three years. Options granted to employees generally vest at 20 or 25 percent a year and become fully vested and exercisable after five years or four years, respectively. Subject to the terms of the plans, in general, the aggregate option price and any applicable tax withholdings may be satisfied in cash or its equivalent, or by the plan participant’s delivery of shares of the Company’s common stock, having a fair market value at the time of exercise equal to the aggregate option price and/or the applicable tax withholdings.

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

The assumptions used to determine the fair value of options granted during the first nine months of 2007 are as follows:

Risk-free interest rate	4.74-4.78%
Dividend yield	.65-.67%
Weighted-average dividend yield	.653%
Volatility factor	.3529-.3701
Weighted-average volatility	.3554
Expected term	5.3-6.2 years
Forfeiture rate	4.18%

A summary of the Company’s stock option plans activity and related information, for the nine months ended September 29, 2007 follows:

(shares in thousands)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of the period	1,398	$26.65
Granted	131	48.87
Exercised	(151)	20.59
Forfeited	(32)	29.38
Outstanding at the end of the period	1,346	$29.43	5.35	$17,365

Vested and exercisable at end of the period	890	$24.72	4.26	$14,792

There were no options granted during the third quarter. The total intrinsic value of options exercised during the third quarter September 29, 2007 and September 30, 2006 was $1.2 million and $0.1 million, respectively, and for the nine months ended September 29, 2007 and September 30, 2006, $4.5 million and $2.5 million, respectively. There were no share-based liabilities paid during the third quarter 2007. As a result of the Company’s policy of issuing shares upon share option exercise, during the 2007 fiscal year, the Company expects to repurchase up to 400,000 shares.

A summary of the Company’s nonvested stock option activity and related information, for the nine months ended September 29, 2007 follows:

(shares in thousands)
Nonvested Stock Options	Shares	Weighted-Average Exercise Price
Nonvested at beginning of period	556	$33.95
Granted	131	48.87
Vested	(205)	33.40
Forfeited	(26)	31.66
Nonvested at end of period	456	$38.61

As of September 29, 2007, there was $3.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.71 years.

Stock Awards
Under the Stock Plan, nonemployee directors and employees may be granted stock awards or grants of restricted shares of the Company’s common stock, vesting subject to the employees’ performance of certain goals. The Stock Plan is an amendment and restatement of the Franklin Electric Co., Inc. Key Employee Performance Incentive Stock Plan (the “Incentive Plan”), established in the year 2000.

The stock awards are granted at the market value on the date of grant and the restricted stock awards cliff vest over either 4 or 5 years and the attainment of certain performance goals. Dividends are paid to the recipient prior to vesting. Stock awards granted to retirement eligible employees were immediately expensed in 2006 and 2007.

A summary of the Company’s restricted stock award activity and related information, for the nine months ended September 29, 2007 follows:

(shares in thousands)

Nonvested Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	40	$43.39
Awarded	31	47.59
Vested	(8)	43.77
Forfeited	(3)	47.44
Nonvested at end of period	60	$45.31

As of September 29, 2007, there was $1.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

14. RESTRUCTURING

During the third quarter of 2007, the Company continued to execute Phase 2 of its Global Manufacturing Realignment Program (the “Realignment Program”). Phase 2 of the Realignment Program includes the expansion of recently established facilities in lower-cost regions and the further shifting of production out of higher cost manufacturing facilities. Phase 2 also includes the process of consolidating certain Fueling Systems product manufacturing into its Madison, Wisconsin facility.

Restructuring expenses, primarily manufacturing equipment relocation and production re-alignment, for the third quarter and nine months ended September 29, 2007 were approximately $0.3 million (pre-tax) and $1.9 million (pre-tax), respectively. As of September 29, 2007, there was no restructuring reserve in the Company’s consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Q3 2007 // Q3 2006

OVERVIEW

Sales for the third quarter of 2007 were up compared to the third quarter of 2006. The sales increase was primarily attributable to sales from acquisitions and foreign exchange rate changes. Third quarter 2007 sales increases were partially offset by a significant decline of Water Systems product sales in the United States and Canada, primarily related to small submersible motor products sold to large pump OEMs. While sales to large pump OEMs decreased, sales of small submersible motor and pump products and related accessories to distributors and small pump manufacturers in the United States and Canada increased. This change in customer base is consistent with the Company’s strategic change in its distribution channel for Water Systems products in this region. Water Systems sales in international markets increased during the quarter primarily due to acquisitions. Water Systems acquisitions include Pump Brands, Ltd. (South Africa), completed in June 2007, and the pump division of Monarch Industries (Canada), completed in September 2007.  Fueling Systems sales increased during the third quarter compared to the same period a year ago with a significant amount of the increased sales attributable to the September 2006 acquisition of Healy Systems. Sales increased across all fueling product lines in both domestic and international markets. Earnings declined in third quarter 2007 primarily due to the significant decline in Water Systems small submersible motor product sales volume. The Company’s earnings were also reduced by material, freight and other cost increases and promotional sales discounting net of sales price increases.

RESULTS OF OPERATIONS

Net sales for the third quarter were $165.3 million, an increase of $9.1 million or up 6 percent compared to $156.2 million in 2006. Acquisitions increased sales by about 12 percent during the quarter and foreign exchange rate changes increased sales about 2 percent. Third quarter sales, excluding acquisitions and foreign exchange rate changes, declined by 8 percent from the same period a year ago. Global Water Systems sales for third quarter 2007 decreased by $0.9 million or 1 percent compared to a year ago. While Water Systems sales in the United States and Canada declined by about $16 million or 18 percent, sales in regions outside the United States and Canada grew by about $15 million or 36 percent. The decline in 2007 sales of Water Systems in the United States and Canada was attributable to the Company’s decision to discontinue the distribution of its Water Systems products in the United States and Canada through large pump OEMs in favor of selling direct to the water systems industry professional distribution channel. Prior year sales to the large pump OEMs in the United States and Canada for the third quarter of 2006 represented about $30 million of Water Systems sales in the region. In the third quarter of 2007, the Company did not have any sales to large integrated pump OEMs, but Franklin submersible motor products continued to flow into the market from the OEM channel. Another key factor adversely affecting the Company’s Water Systems sales in the United States and Canada during the third quarter of 2007 was the weakness in industry demand. In the third quarter, based upon trade association data, the Company believes that North American Water Systems industry demand was down about 8 percent compared to last year. Global Fueling Systems sales, which represent about 20 percent of the Company’s total sales, increased by 48 percent in the third quarter of 2007 compared to the same period a year ago. Organic growth during the third quarter for Fueling sales was about 29 percent. Product sales increased across all product lines, including vapor recovery and fuel management systems. Healy Systems (vapor recovery) products had strong organic growth during the third quarter of 2007 compared to prior year.

Cost of sales as a percent of net sales for third quarter 2007 and 2006 was 71.0 percent and 65.8 percent, respectively. The gross profit margin declined to 29.0 percent for the third quarter of 2007 from 34.2 percent in the third quarter of 2006. Gross profit for the Company declined $5.4 million or 10 percent versus the third quarter 2006. In the United States and Canada, 2006 gross profits benefited from unusually high sales of submersible motors to large pump OEMs as their purchases were in excess of market demand. The loss of gross profit on sales of submersible motors to these OEMs in 2007 was partially offset by increased gross profit on sales of Water Systems products to distributors and other customers throughout North America.  Global Water Systems gross profit margins declined about 540 basis points in the third quarter of 2007 compared to the third quarter of 2006. The gross profit margin decline pertained to sales in the United States and Canada market with three principal causal factors. First, approximately one-third was attributed to product mix changes. Pumps have become a higher percentage of sales and they generally carry a lower gross profit margin than submersible motors. Second, approximately one-third was attributed to fixed cost coverage as the Company’s North American submersible motor plants operated at lower capacity utilization rates during the third quarter of 2007 compared to the third quarter of 2006. Third, about 30 percent was due to increased costs of material and freight and promotional price discounts net of market price increases. Fueling Systems gross profit increased by $3.0 million or 43 percent versus the third quarter of 2006. Fueling Systems gross profit margins declined modestly during the quarter due to an unusually high mix of international tender sales during the third quarter of 2007.

Selling and administrative expense as a percent of net sales for third quarter 2007 and 2006 was 17.1 percent and 17.8 percent, respectively. The Company’s overall selling and administrative expenses for the third quarter of 2007 increased by $0.4 million from the same period in the prior year. Acquisitions increased selling and administrative expenses in the third quarter of 2007 compared to last year by about $2.6 million. The incremental acquisition expenses were offset by reduced spending in the base operations related primarily to incentive compensation and commissions.

During the third quarter of 2007, the Company continued to execute its Global Manufacturing Realignment program. Phase 2 includes the recent expansion of motor manufacturing in Linares, Mexico to include all 4-inch Super Stainless products (small submersible motor); the construction and start-up of a new pump manufacturing plant in Linares; the consolidation of Fueling Systems operations into the recently enlarged Madison, Wisconsin plant; and, the streamlining of motor manufacturing operations in Siloam Springs, Arkansas and Wittlich, Germany. The Company has also announced the phased relocation of the Little Rock, Arkansas Water Systems pump manufacturing to the new pump plant in Linares, Mexico over the next three to nine months. Restructuring expenses year to date 2007 were approximately $1.9 million (pre-tax) and reduced diluted earnings per share by approximately $0.05 per share for the nine months ending September 2007. Full year 2007 restructuring expenses are estimated to be $4.0 million (pre-tax) and will include severance and other employee expenses as well as manufacturing equipment relocation costs. The estimated full year restructuring expenses have decreased from our prior estimate of $6.0 million as actual expenses for equipment relocation and severance are less than previously estimated and a small portion of these expenses will not be incurred until 2008.

Interest expense for third quarter 2007 and 2006 was $2.3 million and $1.1 million, respectively. Interest expense increased by $1.2 million during the third quarter versus the same period in the prior year due to the debt incurred to fund acquisitions and increased working capital requirements.

Interest income of $0.6 million and $0.4 million, included in “Other income” for third quarter 2007 and 2006 respectively, was primarily derived from cash investments in short-term U.S. treasury and agency securities. Also, included in “Other income” for third quarter 2007 and 2006 was income from equity investments of $0.1 million and $0.2 million, respectively.

Foreign currency-based transactions produced a loss for third quarter 2007 of about $0.2 million.  Foreign currency-based transactions resulted in a gain in the third quarter 2006 of about $0.2 million.

The provision for income taxes in 2007 and 2006 was $6.0 million and $8.8 million, respectively. The effective tax rates for the third quarter of 2007 and 2006 were 33.8 and 35.0 percent, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion, research and development credits and the effects of state and foreign income taxes, net of federal tax benefits. The income tax rate for the third quarter of 2007 was less than the prior year primarily due to one-time tax adjustments, including an income tax rate reduction passed in Germany in the third quarter of 2007.

Net income, from continuing operations, for third quarter 2007 was $11.7 million, or $0.50 per diluted share, compared to third quarter 2006 net income of $16.2 million or $0.70 per diluted share.

YTD 2007 // YTD 2006

OVERVIEW

Sales for the first nine months of 2007 were up from the same period last year. The increase in sales was primarily related to sales from the Company’s acquisitions. Earnings declined in 2007 primarily due to the significant decline in Water Systems small submersible motor product sales volume. The contribution margin of small submersible motors in the prior year was more than other Water Systems products, resulting in a further decline of earnings due to the product mix change. The Company also incurred increased fixed costs in connection with acquisitions and higher selling, general and administrative spending from the Company’s strategy of selling to a more diversified customer base by marketing its Water Systems products directly to distributors.

RESULTS OF OPERATIONS

Net sales for the first nine months of 2007 were $448.3 million, an increase of $38.2 million or 9 percent compared to the same period of 2006 sales of $410.1 million. Incremental sales related to acquisitions for 2007 were $62.9 million or 15 percent of sales. Foreign exchange rate changes increased sales about 1 percent in the first nine months of 2007. Year to date sales, excluding acquisition sales and foreign exchange rate changes, declined by about 7 percent from the same period a year ago. Global Water Systems sales for the first nine months of 2007 increased by 2 percent compared to the same period a year ago. However, excluding acquisitions, primarily Little Giant Pump Company, and a foreign exchange rate benefit, global Water Systems sales decreased by 13 percent versus the first nine months of 2006. Sales of 4-inch submersible motor units in the United States and Canada declined primarily due to the liquidation of Franklin motor inventory held by large pump OEMs and weak overall water systems industry demand in the United States and Canada. The year-to-date industry demand through September 2007 was down in excess of 12 percent, according to trade association data, compared to the same period in the prior year. The industry decline for the first nine months of 2007 period was due to harsh weather conditions in key markets early in the year and a continuing decrease in new housing starts compared to the prior year. Changes in selling prices increased net sales by about 3 percent and foreign exchange rate changes increased net sales by about 1 percent compared to the first nine months of 2006. Global Fueling Systems sales for the first nine months of 2007 increased by 53 percent compared to the same period a year ago due to the acquisition of Healy Systems and organic volume. Excluding the Healy acquisition, the first nine months Fueling System sales increased by 28 percent compared to last year. The volume growth across product lines was led by the fuel management electronics platform products.

Cost of sales as a percent of net sales for the first nine months of 2007 and 2006 was 71.0 percent and 65.5 percent, respectively. Correspondingly, the gross profit margin declined to 29.0 percent from 34.5 percent. The gross profit margin changes in the first nine months of 2007 were consistent with the explanations covered in detail above under the third quarter review. In summary, sales and gross profit of Water Systems products in regions outside the United States and Canada increased, as did the gross profit on Fueling Systems sales, offset by a decline in gross profit on the sale of Water Systems products in the United States and Canada.

Selling and administrative expense for the first nine months as a percent of net sales for 2007 and 2006 was 20.0 percent and 18.2 percent, respectively. Selling and administrative expense for the first nine months increased by $14.7 million in 2007 compared to the first nine months of last year. The increase was primarily due to the inclusion of acquisitions, or about $12.1 million, for the first nine months of 2007 compared to last year. The increase due to higher selling and administrative expenses in support of the Company’s strategy change in the Water Systems channel in the United States and Canada, as discussed above, was approximately $2.6 million.

Restructuring expenses under Phase 2 of the Global Manufacturing Realignment program for the first nine months of 2007 were approximately $1.9 million (pre-tax) and reduced EPS by approximately $0.05 per share.

Interest expense for the first nine months of 2007 and 2006 was $5.7 million and $2.4 million, respectively. Interest expense increased in 2007 due primarily to debt increases associated with funding acquisitions, as well as, increased working capital for inventory and accounts receivable.

Interest income of $1.6 million, included in “Other income” for the first nine months of 2007 and 2006, was primarily derived from cash investments in short-term U.S. treasury and agency securities. Also, included in other income in the first nine months of 2007 and 2006 was income from equity investments of $0.6 million and $0.5 million, respectively.

Foreign currency-based transactions produced a gain for the first nine months of 2007 of $0.4 million primarily due to euro rate changes relative to the U.S. dollar.  Foreign currency-based transactions for the same period in 2006 were neutral.

The provision for income taxes in 2007 and 2006 was $12.2 million and $23.4 million, respectively. The effective tax rates for the first nine months of 2007 and 2006 were 34.5 and 35.6 percent, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion, research and development credits and the effects of state and foreign income taxes, net of federal tax benefits.

Net income, from continuing operations, for the first nine months of 2007 was $23.2 million, or $0.99 per diluted share, compared to the same period for 2006 at $42.5 million or $1.82 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Operating activities consumed approximately $10.9 million of cash during the first nine months of 2007 compared to cash flows provided in the first nine months of 2006 of $46.7 million. The operating cash flows used in the first nine months of 2007 were primarily related to increases in inventory and receivables. The increase in inventory, about $32.4 million, was primarily in finished goods due to weaker than normal Water Systems product demand in the United States and Canada. The increase in receivables, about $13.6 million, was due to higher sales, and a more diversified customer base and sales terms. The operating cash flow generated for the same period in 2006 was primarily related to net income of $42.9 million. Accounts receivable, a use of cash, increased approximately $4.3 million primarily due to sales growth, while inventories, also a use of cash, increased about $6.4 million, primarily in finished goods.

Net cash flows used for investing activities were $59.8 million during the first nine months of 2007 and $137.4 million in 2006. Cash flows used in the first nine months of 2007 and 2006 were primarily for acquisitions, $13.3 million for Pump Brands (Pty) Limited and $23.4 million for Monarch Industries in 2007, and $122.7 million for Little Giant Pump Company in 2006. Uses of cash in 2007 and 2006 were also for the purchase of property, plant and equipment, $18.6 million and $15.4 million, respectively. Cash flows used to purchase securities were $6.0 million in the first nine months of 2007. Cash proceeds from net investments in equity securities during the first nine months of 2006 were $36.0 million.

Cash flows from financing activities in the first nine months of 2007 and 2006 were $88.3 million and $67.9 million respectively, primarily from the proceeds of long-term debt. The Company repurchased shares of its common stock for $8.1 million in the first nine months of 2007. Additionally, the Company paid $8.1 million and $7.3 million in dividends on the Company’s common stock in the first nine months of 2007 and 2006, respectively.

Cash and cash equivalents at the end of the first nine months of 2007 were $53.6 million compared to $33.9 million at the end of fiscal year 2006. Working capital increased $101.2 million in the first nine months of 2007 from year end 2006, in equity securities, accounts receivable and inventory as noted above.

On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month, $120.0 million revolving credit agreement (the “Agreement”). The Company had no outstanding borrowings under the Agreement at September 29, 2007 and $50.0 million at December 30, 2006.

The Company amended and restated an uncommitted shelf agreement with Prudential Capital in the amount of $175.0 million in the second quarter of 2007.  Under the shelf agreement the Company issued notes for $110.0 million on April 30, 2007 and $40.0 million on September 7, 2007 at a fixed rate of 5.79 percent with a 10-year average life, which includes financial covenants similar to the Company’s other borrowing agreements.  Proceeds of the facility were used to pay down short term variable rate borrowings and will be used to fund future acquisitions and Company stock purchases.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at September 29, 2007 and December 30, 2006.

The Company is subject to certain financial covenants with respect to borrowings, interest coverage, working capital, loans or advances, and investments. The Company was in compliance with all debt covenants at all times in the first nine months of 2007 and 2006.

At September 29, 2007, the Company had $4.1 million of commitments primarily for the purchase of machinery and equipment, and building expansions. Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet these current commitments.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Any forward-looking statements contained herein involve risks and uncertainties, including, but not limited to, general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, technology factors, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks, all as described in Part 1, Item 1A, in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2006, Exhibit 99.1 attached thereto and in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2007. These risks and uncertainties may cause actual results to differ materially from those indicated by the forward-looking statements. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis material information relating to the Company to be included in the Company’s periodic filings under the Exchange Act.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors set forth in Part 1, Item 1A, in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2006, Exhibit 99.1 attached thereto and in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2007. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. During the third quarter of 2007, the Company did not repurchase any of its stock. The maximum number of shares that may still be purchased under the Company plan is 2,112,400.

ITEM 6. EXHIBITS

See the Exhibit Index located on page 22.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: November 6, 2007	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2007	By	/s/ Thomas J. Strupp
Thomas J. Strupp, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRD QUARTER ENDED SEPTEMBER 29, 2007

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