Form 10-K
period 2007-12-29
FRANKLIN ELECTRIC CO INC
filed 2008-02-27
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
____________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at June 30, 2007 (the last business day of the registrant's most recently completed second quarter) was $1,064,600,848. The stock price used in this computation was the last sales price on that date, as reported by The Nasdaq Stock Market. For purposes of this calculation, the registrant has included restricted shares held by executive officers and directors of the registrant, excepted from this calculation are the shares owned by the executive officers through the registrant's ESOP or 401K Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at December 29, 2007:
23,091,325 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2008 (Part III).

TABLE OF CONTENTS
Part I		Page

Item 1.	Business	4-6
Item 1A.	Risk Factors	6-9
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
	Supplemental Item - Executive Officers of the Registrant	10

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12-13
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 8.	Financial Statements and Supplementary Data	28-60
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61
Item 9A.	Controls and Procedures	61
Item 9B.	Other Information	64

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
Item 13.	Certain Relationships and Related Transactions, and Director Independence	65
Item 14.	Principal Accounting Fees and Services	65

Part IV

Item 15.	Exhibits, Financial Statement Schedules	65-67
Signatures		69
Exhibit Index		70-71

PART I

ITEM 1. BUSINESS

Franklin Electric Co., Inc. is an Indiana corporation founded in 1944 and incorporated in 1946 that, together with its subsidiaries, designs, manufactures and distributes groundwater and fuel pumping systems, composed primarily of submersible pumps and motors, electronic controls and related parts and equipment. The Company’s business consists of two reporting segments based on the principal end market served: the Water Systems segment and the Fueling Systems segment. The Company includes unallocated corporate expenses in an “Other” segment that together with Water and Fueling represent the Company.  Except where the context otherwise requires, “Franklin Electric” or the “Company”, shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Description of Business

Franklin Electric is a global leader in the production and marketing of groundwater and fuel pumping systems and is a technical leader in submersible pumps and motors, drives, electronic controls, and monitoring devices. The Company is the world’s largest manufacturer of Water and Fueling Systems submersible motors, a leading manufacturer of Water and Fueling Systems pumps, underground Fueling Systems hardware and flexible piping systems. The Water Systems segment designs, manufactures and sells motors, pumps, electronic controls and related parts and equipment primarily for use in submersible water and other fluid system applications. The Fueling Systems segment designs, manufactures and sells pumps, electronic controls and related parts and equipment primarily for use in submersible fueling system applications. The Fueling Systems segment integrates and sells motors and electronic controls produced by the Water Systems segment.

During 2007, the Company acquired two pump manufacturers.  In the second quarter of 2007, the Company completed the acquisition of the stock of Pump Brands (Pty) Limited, Johannesburg, South Africa (“Pump Brands”). Pump Brands, through its wholly owned subsidiary Denorco (Pty) Limited, offers a broad range of pumping system products for the agricultural irrigation, residential, light commercial, industrial, and municipal markets. Locally-manufactured pumps are complemented by alliances with international partners. The company’s brands, Jacuzzi, Normaflo, Mono, Orbit, Rotorflo, Super D and Tsunami, are sold throughout Africa.  In the third quarter of 2007, the Company acquired the assets of the pump division of Monarch Industries Limited, Winnipeg, Canada (“Monarch”).  The Monarch acquisition expands both the existing pump product lines and the distribution coverage in the North American market.  Pro forma annual sales for each of the above acquisitions represented less than 10 percent of Franklin Electric’s consolidated sales for 2007.

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

The Company’s products are sold in North America, Europe, the Middle East, South Africa, Australia, Mexico, Brazil, Japan, China, and other world markets. The Company’s products are sold by its employee sales force and independent manufacturing representatives.

The Company changed its marketing strategy during 2004 and began selling certain Water Systems products directly to specialty Water Systems distributors, as well as original equipment manufacturers (OEMs) of pumps.  Beginning in 2007, the Company also significantly curtailed Water Systems product sales to integrated pump manufacturers.  This change in marketing strategy has resulted in a broader customer base. The market for the Company’s products is highly competitive and includes large and small accounts. The Company’s Water Systems and Fueling Systems products and related equipment are sold to OEMs and specialty Water Systems distributors, as well as industrial equipment distributors, and major oil and utility companies.

In 2007, no single customer accounted for more than 10 percent of the Company’s consolidated sales.  ITT Industries, Inc. and its various subsidiaries and affiliates, accounted for 11 percent and 16 percent of the Company’s consolidated sales in 2006 and 2005, respectively. Pentair Corporation and its various subsidiaries and affiliates, accounted for 12 percent and 14 percent of the Company’s consolidated sales in 2006 and 2005, respectively.

The Company offers normal and customary trade terms to its customers, no significant part of which is of an extended nature. Special inventory requirements are not necessary, and customer merchandise return rights do not extend beyond normal warranty provisions.

The principal raw materials used in the manufacture of the Company’s products are coil and bar steel, stainless steel, copper wire, and aluminum ingot. Major components are capacitors, motor protectors, forgings, gray iron castings and bearings. Most of these raw materials are available from multiple sources in the United States and world markets. In the opinion of management, no single source of supply is critical to the Company's business. Availability of fuel and energy is adequate to satisfy current and projected overall operations unless interrupted by government direction or allocation.

The Company employed approximately 3,200 persons at the end of 2007.

Segment and Geographic Information

The segment and geographic information set forth below under Note 17, “Segments and Geographic Information,” to the consolidated financial statements is incorporated herein by reference.

Research and Development

The Company incurred expenses of approximately $7.3 million in 2007, $8.1 million in 2006, and $5.6 million in 2005 on activities related to the development of new products, improvement of existing products and manufacturing methods, and other applied research and development.

In 2007, Water Systems continued developing new pump products (including jet, centrifugal and turbine pumps), extending current product offerings, and improving the functional performance of all products.  Water Systems introduced new hydraulic technology (patent pending) which improved performance of residential jet pumps and was awarded a patent on previously introduced residential submersible pumps.  Water Systems began production and sale of a new line of deep well submersible turbine pumps for irrigation and municipal water supply applications.   Water Systems introduced new variable frequency motor drives featuring enhanced, remote communications capability designed to survive in harsh environments.  A line of accessory control devices was introduced to add further functionality to the existing and new motor drives.  Water Systems also completed the redesign and began production of a more robust, higher horsepower, higher thrust-rated 4 inch submersible motor line. Fueling Systems achieved California Air Resource Board approval of INCON TS-5 Series In Station Diagnostics products.  Fueling Systems developed the 700 Series ORVR compatible Stage II vapor recovery nozzle and gained approval for that product family with the Texas Commission on Environmental Quality.  It also developed the Horizontal Clean Air Separator to enhance the aesthetics of a station installed with Healy Stage II vapor recovery system and achieved California Air Resource Board approval.   Fueling Systems further developed a new line of fiberglass Under Dispenser Containment sumps. Research continued on new materials and processes designed to achieve higher quality and more cost-effective construction of the Company’s high volume products.

The Company owns a number of patents, trademarks and licenses. In aggregate, these patents are of material importance in the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.

Backlog

The dollar amount of backlog at the end of 2007 and 2006 was as follows:

(In millions)

2007	2006
$25.8	$24.1

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2008. The Company's sales in the first quarter are generally less than its sales in other quarters due to generally lower construction activity during that period in the northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

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

From 2004 through 2006, the Company implemented significant new marketing and operating strategies as follows:
-
In 2004, the Company began selling its Water Systems products directly to wholesale specialty Water Systems distributors, as well as original equipment manufacturers (OEMs) of pumps.  Previously, the Company sold its Water Systems products primarily to pump OEMs (i.e., the Company was primarily a supplier of submersible motors and controls to the OEMs) who then re-sold the Water Systems products, usually combined with pumps and related products, to the wholesale specialty Water Systems distributors. As a result of this change, the Company became a competitor, as well as a supplier to many of the pump OEMs.

-	Also in 2004, the Company purchased a pump manufacturer. The acquisition of certain assets of JBD, Inc. (formerly the Jacuzzi brand pump manufacturer) was completed in the third quarter of 2004.
-
In 2006, the Company acquired Little Giant Pump Company, a manufacturer of sump, sewage, effluent, condensate and industrial submersible pumps, further expanding its pump product offerings and further increasing its competition with pump OEMs.

-
Also in 2006, the Company announced a new general sales policy, effective January 1, 2007.  The new general sales policy, effective for the Water Systems Industry in North America was to sell all of its products, including 2HP and smaller submersible electric motors and associated products, only on a direct basis to wholesale Water Systems distributors. Exceptions will be made only where the Company determines, on a case-by-case basis, that sales to a particular pump OEM will add significant customer value to the distribution of its products.

-
As of the end of fiscal year 2004, approximately 42 percent of the Company’s consolidated sales were attributable to two customers, both of which were pump OEMs.  With the Company’s changes in marketing and operating strategies, the Company reduced its dependency on the pump OEMs, which lowered the potential sales loss if one of these customers reduced its purchases from the Company.  At the end of fiscal year 2006, these two pump OEM customers accounted for approximately 23 percent of the Company’s consolidated sales.  For the fiscal year 2007, no individual customer accounted for more than 10 percent of the Company’s annual revenues.

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

Pump OEMs have acquired the ability to produce submersible electric motors and purchased significant quantities of the Company’s submersible electric motors during 2006.  Their ability to produce these motors and the excess inventory supply of motors as of the beginning of 2007 contributed to a decline in motor unit sales in 2007.  The Company cannot provide assurance that these or other competitive pressures will not continue to have an adverse affect on profitability or performance, which could, in turn, have materially adverse effects on the results of operations and financial condition.

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

The Company has significant operations outside the United States, including Europe, South Africa, Brazil, Mexico and China.  Further, the Company obtains raw materials and finished goods from foreign suppliers.  Accordingly, the Company’s business is subject to political, economic, and other risks that are inherent in operating a multinational business.  These risks include, but are not limited to, the following:

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

The industries to which the Company belongs are characterized by intense competition, changes in end-user requirements, and evolving product offerings and introductions.  The Company believes future success will depend, in part, on the ability to anticipate and adapt to these factors and offer on a timely basis, products that meet customer demands.  Failure to develop new and innovative products or to enhance existing products could result in the loss of existing customers to competitors or the inability to attract new business, either of which may adversely affect the Company’s revenues.  The Company believes that the successful introduction of new products will enhance its competitive position; however, actual results may vary.

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

Environmental legislation related to air quality and fueling containment may create demand for certain fueling systems products which must be supplied in a relatively short time frame to meet the governmental mandate.  During this period of increased demand the Company’s revenues and profitability could increase significantly.  The Company is at risk of not having capacity to meet demand or cost overruns due to inefficiencies during ramp up to the higher production levels.  After the Company’s customers have met the compliance requirements, the Company’s revenues and profitability may decrease significantly as the demand for certain products declines substantially.  The Company is at risk of not reducing production costs in relation to the decreased demand as well as reduced revenues adversely impacting gross margins and operating results.

The Company has significant investments in foreign entities and has significant sales and purchases in foreign denominated currencies creating exposure to foreign currency exchange rate fluctuations.

The Company has significant investments outside the United States, including Europe, South Africa, Brazil, Mexico and China.  Further, the Company has sales and purchases raw materials and finished goods in foreign denominated currencies.  Accordingly, the Company has exposure to fluctuations in foreign currency exchange rates relative to the US dollar.  Foreign currency exchange rate risk is reduced through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of inter-company balances utilizing a global netting system and limited use of foreign currency denominated debt. The Company cannot assure that foreign currency rate fluctuations will not have a material adverse impact on its international operations or on the business as a whole.

Additional Risks to the Company

The Company is subject to various risks in the normal course of business. Exhibit 99.1 sets forth a list of risks, including those identified above, that may adversely affect the Company and is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintains its principal executive offices in Bluffton, Indiana. Manufacturing plants or primary distribution centers are located in the following countries: Australia, Brazil, Canada, China, The Czech Republic, Germany, Italy, Japan, Mexico, Republic of Botswana, South Africa, and the United States. Within the United States, manufacturing facilities are located in Grant County, Indiana; Little Rock, Arkansas; Siloam Springs, Arkansas; Wilburton, Oklahoma; Oklahoma City, Oklahoma; Madison, Wisconsin; and Saco, Maine. The Company also maintains warehouse facilities in Bluffton, Indiana; Orange, California; Sanford, Florida; and Bolton, Ontario, Canada.

In the Company’s opinion, its facilities are suitable for their intended use, adequate for the Company’s business needs, and in good condition.

ITEM 3. LEGAL PROCEEDINGS

The information set forth below under Note 18, “Contingencies and Commitments,” to the consolidated financial statements is incorporate herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and all positions and offices held by the executive officers of the Company as of December 29, 2007 are:

Name	Age	Positions and Offices	In This Office Since

R. Scott Trumbull	59	Chairman of the Board and Chief Executive Officer	2003
Peter C. Maske	57	Senior Vice President and President of Europa	1999
Gregg C. Sengstack	49	Senior Vice President and President International & Fueling Group	2005
Robert J. Stone	43	Senior Vice President and President Western Hemisphere Water Systems	2007
Thomas J. Strupp	54	Vice President, Chief Financial Officer, Secretary, and	2005
		President Water Transfer Systems
Daniel J. Crose	59	Vice President and Director of North American Operations	2003
Gary D. Ward	52	Vice President and Director of Human Resources	2004
Delancey W. Davis	42	Vice President and Director of Sales Western Hemisphere Water Systems	2007

All executive officers are elected annually by the Board of Directors at the Board meeting held in conjunction with the annual meeting of shareowners. All executive officers hold office until their successors are duly elected or until their death, resignation, or removal by the Board. All executive officers have been in executive or management positions of Franklin Electric for the last five years with the exception of R. Scott Trumbull, Thomas J. Strupp, and Delancey W. Davis.

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

Delancey W. Davis was Vice President of Sales and Marketing for Flexcon Industries prior to joining Franklin Electric in 2005.  Previously, he was a practicing attorney with the Washington D.C. office of Holland & Knight, LLP and for over five years represented the water systems industry as a lobbyist for the Water Systems Council.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of shareowners of record as of January 15, 2008 was 1,036. The Company's stock is traded on Nasdaq National Market: Symbol FELE.

Dividends paid and the price range per common share as quoted by the Nasdaq National Market for 2007 and 2006 were as follows:

DIVIDENDS PER SHARE			PRICE PER SHARE
	2007	2006	2007		2006
			Low	High	Low	High
1st Quarter	$.11	$.10	$44.68	$52.08	$38.70	$55.72
2nd Quarter	$.12	$.11	$41.87	$49.90	$46.37	$62.95
3rd Quarter	$.12	$.11	$40.00	$52.55	$45.70	$54.19
4th Quarter	$.12	$.11	$36.07	$47.60	$49.50	$57.35

Issuer Purchases of Equity Securities:

The Company did not purchase, under the Company’s stock repurchase program, any shares of its common stock during the three months ended December 29, 2007.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements. The information set forth below is not necessarily indicative of future operations.

FIVE YEAR FINANCIAL SUMMARY (a)

	2007	2006	2005	2004	2003
	(b)	(c)	(d)	(e)
Operations:
Net sales	$602,025	$557,948	$403,413	$370,070	$325,529
Gross profit	172,820	191,557	142,821	126,191	106,670
Interest expense	8,147	3,373	766	488	1,107
Income tax expense	15,434	30,671	24,953	21,126	16,950
Income from continuing operations	28,683	56,762	45,796	38,368	34,649
Depreciation and amortization	20,359	17,989	14,971	15,143	13,748
Capital expenditures	28,281	23,190	17,845	21,110	15,261
Balance sheet:
Working capital (f)	$218,830	$123,833	$138,998	$111,697	$82,640
Property, plant and equipment, net	134,931	115,976	95,732	95,924	83,916
Total assets	662,237	526,925	379,762	333,473	281,971
Long-term debt	151,287	51,043	12,324	13,752	14,960
Shareowners’ equity	378,544	345,831	267,562	234,333	192,938
Other data:
Income from continuing operations, to sales	4.8%	10.2%	11.4%	10.4%	10.6%
Income from continuing operations, to average total assets	4.8%	12.5%	12.8%	12.5%	12.8%
Current ratio (g)	3.4	2.3	3.2	3.1	2.8
Number of common shares outstanding	23,091	23,009	22,485	22,041	21,828
Per share:
Market price range
High	$52.55	$62.95	$45.29	$43.48	$32.80
Low	36.07	38.70	34.54	29.01	23.00
Income, from continuing operations, per weighted-average common share	1.24	2.49	2.06	1.75	1.60
Income, from continuing operations, per weighted-average common share, assuming dilution	1.22	2.43	1.97	1.67	1.53
Book value (h)	16.12	14.84	11.54	10.17	8.53
Dividends per common share	0.47	0.43	0.38	0.31	0.27

____________________________________________________________________________________
(a) The five year financial presentation excludes the sales and earnings of the Engineered Motor Products Division (EMPD) which was sold during the fourth quarter of 2006, for 2003 to 2006.
(b) Includes the results of operations of the Company’s wholly-owned subsidiaries, Pump Brands and the pump division of Monarch Industries, since their acquisition in the second and third quarters of 2007, respectively.
(c) Includes the results of operations of the Company’s wholly-owned subsidiaries, Little Giant Pump Company and Healy Systems, Inc., since their acquisition in the second and third quarters of 2006, respectively.
(d) Includes the results of operations of the Company’s wholly-owned subsidiary, Phil-Tite Enterprises, and the effect of an equity investment in Pioneer Pump, Inc., both acquired in the third quarter of 2005.
(e) Includes the results of operations of the Company’s wholly-owned subsidiary, Franklin Pump Systems, since the acquisition of certain assets of JBD, Inc. in the third quarter of 2004.
(f) Working capital = Current assets minus Current liabilities
(g) Current ratio = Current assets divided by Current liabilities
(h) Book value = Shareowners equity divided by weighted average common shares, assuming full dilution

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2007 // 2006

OVERVIEW

Sales for 2007 were up from 2006. The increase in sales was primarily related to sales from acquisitions.  Sales growth was further benefited by significant organic growth in Water Systems pump unit shipments and international sales of Water Systems products, as well as organic growth in Fueling Systems product shipments, primarily vapor recovery systems. Earnings declined in 2007 primarily due to the decreased sales of submersible motor units in the United States and Canada.  The Company’s margins were also impacted by higher commodity costs, increased fixed costs incurred in connection with manufacturing, engineering, selling, general and administrative spending resulting from the Company’s strategy of selling to a more diversified customer base by marketing its Water Systems products direct to distributors as well as price discounting in the submersible motor and pump industry within the United States and Canada.  The Company also incurred significant restructuring costs related to the current phase of its Global Manufacturing Realignment program which also decreased operating income.

RESULTS OF OPERATIONS

Net Sales

(In millions)	2007	2006	2007 v 2006
	Net sales to external customers
Water Systems	$466.8	$465.6	$1.2
Fueling Systems	$135.2	$92.3	$42.9
Other	-	-	-
Consolidated	$602.0	$557.9	$44.1

Net sales for fiscal year 2007 were $602.0 million, an increase of $44.1 million or 8 percent compared to 2006 sales of $557.9 million. Excluding acquisition related sales and changes in foreign exchange rates, net sales decreased about 8 percent. Incremental sales related to acquisitions for fiscal year 2007 were about $79 million or 14 percent of prior year sales. Acquisition sales growth was attributable to the full year impact on 2007 of the Little Giant Pump Company and Healy Systems acquisitions from 2006, as well as the 2007 acquisitions of Pump Brands and the pump division of Monarch. The Company also realized organic growth in Fueling Systems sales and in all submersible Water Systems sales in regions outside the United States and Canada.

Net Sales-Water Systems
Water Systems sales worldwide were $466.8 million, up $1.2 million for fiscal year 2007 compared to 2006. Excluding acquisition related sales and changes in foreign exchange rates, net sales decreased about 15 percent. The decrease was primarily attributable to a significant decline in unit sales of 4 inch submersible motors in the United States and Canada.  Partially offsetting the decline was a significant increase in pump product unit sales in the United States and Canada, as well as increases across all submersible product sales outside of the region.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $135.2 million an increase of approximately 47 percent in 2007 from fiscal year 2006.  Fueling Systems sales growth benefited from both organic sales growth, primarily related to vapor recovery systems and electronic fuel management systems, as well as acquisition related sales. Excluding acquisition related sales and changes in foreign exchange rates, net sales increased about 29 percent.

Cost of Sales
Cost of sales as a percent of net sales for 2007 and 2006 was 71.3 percent and 65.7 percent, respectively. Cost of sales as a percent of net sales increased in 2007 from 2006 primarily as a result of product mix changes as Fueling Systems products and complete Water Systems pumps (including Little Giant product lines) represented a higher percentage of overall sales and these product lines carry a higher cost of sales than submersible motor products. Fixed costs increased as a percentage of sales for Water Systems sales in the United States as shipments declined faster than related costs.  Other less significant increases in cost of sales during 2007 were freight, warranty and obsolescence expenses.

Restructuring expenses
During 2007, the Company continued to execute its Global Manufacturing Realignment program. The current phase includes the recent expansion of small submersible motor manufacturing in Linares, Mexico; the construction and start-up of a new pump manufacturing plant in Linares; the consolidation of Fueling Systems operations into the recently enlarged Madison, Wisconsin plant; and the streamlining of motor manufacturing operations in Siloam Springs, Arkansas and Wittlich, Germany. The Company has also announced the phased relocation of the Little Rock, Arkansas Water Systems pump manufacturing to the new pump plant in Linares, Mexico. Restructuring expenses for 2007 were approximately $3.9 million (pre-tax) and reduced diluted earnings per share by approximately $0.11 per share for year ending December 2007. Full year 2007 restructuring expenses include severance and other employee expenses as well as manufacturing equipment relocation costs.

 Selling, General and Administrative (“SG&A”)
SG&A expense as a percent of net sales for 2007 and 2006 was 19.9 percent and 18.4 percent, respectively. The increase in SG&A was about $17.3 million in 2007 over 2006 primarily due to acquisitions.  The increase due to acquisitions was $13.2 million. Other increases in SG&A costs were incurred in connection with selling, general and administrative spending resulting from the Company’s strategy of selling to a more diversified customer base by marketing its Water Systems products directly to distributors and increased variable commissions on stronger Fueling Systems sales.

Operating Income
(In millions)	2007	2006	2007 v 2006
	Operating income (loss)
Water Systems	$56.7	$104.4	$(47.7)
Fueling Systems	$24.6	$15.0	$9.6
Other	$(32.1)	$(30.3)	$(1.8)
Consolidated	$49.2	$89.1	$(39.9)

Operating Income-Water Systems
Water Systems operating income decreased primarily as a result of lower unit sales of 4” submersible motors to major OEMs in the US and Canada.  In addition, other factors affecting the decrease in operating income for the Water Systems segments were product mix changes, about $5.5 million primarily from declining motor shipments as a percentage of Water Systems sales, higher freight costs of $4.5 million, slow moving and obsolescence expense of $1.4 million related to change over and implementing new product designs and warranty costs of $0.8 million.   Partially offsetting the decline in operating income were earnings from acquisitions and increased Water Systems product sales and related earnings from regions outside of the US and Canada.

Operating Income-Fueling Systems
Fueling Systems operating income improved primarily as a result of sales volume increases.  Fueling Systems margins improved by 90 basis points due to the product mix benefit of the sales growth and as sales increases grew at a greater rate than fixed manufacturing costs.

Operating Income-Other
Other operating income is composed primarily of unallocated general and administrative expenses.  General and administrative expense increases were primarily due to increased expenses associated with acquisitions.

Interest expense
Interest expense for 2007 and 2006 was $8.1 million and $3.4 million, respectively. Interest expense increased in 2007 due to the debt incurred for acquisitions and increased working capital requirements.

Other income or expense
Included in other income for 2007 and 2006 was interest income of $2.2 million and $1.9 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.  Also, included in other income for 2007 and 2006 was income from equity investments of $0.9 million and $0.7 million, respectively.

Foreign exchange
Foreign currency-based transactions produced a gain for 2007 of about $0.1 million primarily due to rate changes of the euro, the Canadian dollar and the South African Rand relative to the U.S. dollar.  Foreign currency-based transactions produced a loss for 2006 of $0.1 million primarily due to euro rate changes relative to other currencies in Europe and the U.S. dollar.

Income taxes
The provision for income taxes from continuing operations in 2007 and 2006 was $15.4 million and $30.7 million, respectively. The effective tax rates were 35.0 and 35.1 percent for 2007 and 2006, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and R&D credits and due to the effects of state and foreign income taxes, net of federal tax benefits.

Income from continuing operations
Income from continuing operations for 2007 was $28.7 million, or $1.22 per diluted share, compared to 2006 income from continuing operations of $56.8 million or $2.43 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY
Net cash flows provided by operating activities were $4.2 million and $55.4 million in 2007 and 2006, respectively. The primary source of cash from operations was earnings. The operating cash flows used in 2007 were primarily related to increases in inventory and receivables. The increase in inventory, about $29.1 million, was primarily in finished goods due to weaker than normal Water Systems product demand in the United States and Canada.  Production levels were adjusted down during the second half of 2007 in response to the lower demand.   The increase in receivables, about $6.0 million, was due to timing of customer payments, and a more diversified customer base and change in sales terms. The operating cash flow generated for the same period in 2006 was primarily related to net income of $57.0 million. In 2006, accounts receivable, a use of cash, increased approximately $5.4 million primarily due to sales growth, while inventories, also a use of cash, increased about $11.0 million, primarily in finished goods.

Net cash flows used in investing activities were $63.2 million and $131.6 million in 2007 and 2006, respectively. In 2007, the Company paid an aggregate of $37.0 million for acquisitions, net of cash acquired. The acquisitions consisted of Pump Brands and the pump division of Monarch. In 2006, the Company paid an aggregate of $159.2 million for acquisitions, net of cash acquired. The acquisitions consisted of Little Giant Pump Company for $123.9 million and Healy Systems for $35.3 million. Uses of cash in 2007 and 2006 were also for the purchase of property, plant and equipment, $28.3 million and $23.2 million, respectively. Cash proceeds from net investments in securities during 2006 was $36.0 million.

Cash flows from financing activities were $87.0 million and $54.8 million in 2007 and 2006, respectively, primarily from long-term debt. The Company paid $10.8 million and $9.8 million in dividends on the Company’s common stock in 2007 and 2006, respectively. In 2007, another principal use of cash was purchases of Company common stock under the Company’s repurchase program. During 2007, the Company repurchased 187,600 shares of its common stock for $8.1 million.

Cash at the end of 2007 was $65.3 million compared to $34.0 million at the end of 2006. Working capital increased $95.0 million in 2007 and the current ratio of the Company was 3.4 for 2007 compared to a current ratio of 2.3 at the end of 2006. The Company’s working capital and current ratio increased in 2007 as the Company’s increased borrowings were temporarily invested in cash and used to fund increased inventory on hand during the year.

On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month, $120.0 million revolving credit agreement (the “Agreement”). The Company had no outstanding borrowings under the Agreement at December 29, 2007 and $50.0 million at December 30, 2006.

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

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at December 29, 2007 and December 30, 2006.

The Company is subject to certain financial covenants with respect to borrowings, interest coverage, working capital, loans or advances, and investments. The Company was in compliance with all debt covenants at all times during 2007 and 2006.  On February 26, 2008 the company entered into amendments to the Amended and Restated  Credit Agreement and the Second Amended and Restated Note Purchase and Private Shelf Agreement changing the financial covenant of consolidated debt divided by consolidated earnings before interest, taxes, depreciation and amortization (the “Leverage Ratio”) limit under both agreements from a maximum of three times to a maximum of three and one-half times effective with the company’s first fiscal quarter of 2008 through the company’s first fiscal quarter of 2009.  Starting with the company’s second fiscal quarter of 2009 and for each quarter thereafter the Leverage Ratio will be a maximum of three times.

At December 29, 2007, the Company had approximately $1.6 million of commitments primarily for the purchase of machinery and equipment, and building expansions. Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet these current commitments and existing debt, and finance business growth.

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

During the fourth quarter of 2006, the Company divested its Engineered Motor Products Division (EMPD). For financial statement purposes, EMPD was classified as a discontinued operation for all periods presented. As a discontinued operation, EMPD’s sales and operational impact were excluded from the Company’s continuing operations results and reported in the income statement section as “discontinued operations”. EMPD’s sales for 2006 through the date of divestiture and for full years 2005 and 2004 represented less than 10 percent of the Company’s total sales. EMPD’s net earnings for 2006 through the date of divestiture and for full year 2005 were about $0.01 per share in both years. EMPD had a net loss for full year 2004 of about $0.02 per share. Unless otherwise indicated, the following discussion relates to continuing operations only.

RESULTS OF OPERATIONS

Net Sales
(In millions)	2006	2005	2006 v 2005
	Net sales to external customers
Water Systems	$465.6	$340.2	$125.4
Fueling Systems	$92.3	$63.2	$29.1
Other
Consolidated	$557.9	$403.4	$154.5

Net sales for fiscal year 2006 were a record $557.9 million, an increase of $154.5 million or 38 percent compared to 2005 sales of $403.4 million. Incremental sales related to acquisitions for fiscal year 2006 were about $86 million or 21 percent of prior year sales. The majority of the sales growth from acquisitions resulted from the Little Giant Pump Company. Sales growth benefited from price realization gains and organic growth in Water Systems motor and pumps. Sales increased by gains in price realization of approximately $20.6 million or 5 percent in 2006 resulting from increases in product selling prices, changes in customer sales discount programs and greater direct sales to distribution customers.

Net Sales-Water Systems
Water Systems product sales worldwide were $465.6 million, up about 37 percent for fiscal year 2006 compared to 2005. Sales revenue increased in all of Water Systems major product categories during the year (including submersible motors, pumps, and drives and controls).

Net Sales-Fueling Systems
Fueling Systems worldwide sales were $92.3 million an increase of approximately 46 percent in 2006 from fiscal year 2005.

Cost of Sales
Cost of sales as a percent of net sales for 2006 and 2005 was 65.7 percent and 64.6 percent, respectively. Cost of sales as a percent of net sales increased in 2006 from 2005 primarily as a result of product mix changes as Fueling Systems products and complete Water Systems pumps (including Little Giant product lines) represented a higher percentage of overall sales and these product lines carry a higher cost of sales than submersible motor products.

Selling, General and Administrative (“SG&A”)
SG&A expense as a percent of net sales for 2006 and 2005 was 18.4 percent and 17.6 percent, respectively. Incremental increases in SG&A expense were about $31.7 million in 2006 over 2005 primarily due to acquisitions $15.5 million, stock-based compensation expense $2.7 million, and increased fixed costs incurred in connection with selling, general and administrative spending resulting from the Company’s strategy of selling to a more diversified customer base by marketing its Water Systems products directly to distributors.

Operating Income
(In millions)	2006	2005	2006 v 2005
	Operating income (loss)
Water systems	$104.4	$87.0	$17.4
Fueling systems	$15.0	$7.3	$7.7
Other	$(30.3)	$(24.2)	$(6.1)
Consolidated	$89.1	$70.1	$19.0

Operating income for 2006 was $89.1 million, an increase of about 27 percent from 2005.  Operating income improved primarily due to sales volume increases.  These improvements were partially offset by higher commodity costs and increased fixed costs incurred in connection with selling, general and administrative spending resulting from the Company’s strategy of selling to a more diversified customer base by marketing its Water Systems products directly to distributors. Included in the results for 2006 are stock-based compensation expenses recorded under the new accounting guidelines of Statement of Financial Accounting Standards (SFAS) No. 123(R). The accounting pronouncement was adopted as of January 1, 2006.

Operating Income-Water Systems
Water Systems operating income improved primarily as a result of sales volume increases.

Operating Income-Fueling Systems
Fueling Systems operating income improved primarily as a result of sales volume increases.

Operating Income-Other
Other operating income is composed primarily of unallocated general and administrative expenses.  General and administrative expense increases were primarily due to stock-based compensation expense $2.7 million as well as increased expenses associated with acquisitions and support for a more diversified customer base.

Interest expense
Interest expense for 2006 and 2005 was $3.4 million and $0.8 million, respectively. Interest expense increased in 2006 due to the debt incurred for the acquisitions of the Little Giant Pump Company and Healy Systems.

Other income or expense
Included in other income for 2006 and 2005 was interest income of $1.9 million and $1.4 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.  Also, included in other income for 2006 and 2005 was income from equity investments of $0.7 million and $0.1 million, respectively.

Foreign exchange
Foreign currency-based transactions produced a loss for 2006 of about $0.1 million primarily due to euro rate changes relative to other currencies in Europe and the U.S. dollar.  Foreign currency-based transactions produced a gain for 2005 of $0.2 million primarily due to fluctuations between the U.S. dollar and the Chinese Yuan and Mexican Peso.

Income taxes
The provision for income taxes from continuing operations in 2006 and 2005 was $30.7 million and $25.0 million, respectively. The effective tax rates were 35.1 and 35.3 percent for 2006 and 2005, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and R&D credits and due to the effects of state and foreign income taxes, net of federal tax benefits.

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

Cash at the end of 2006 was $34.0 million compared to $52.1 million in cash and equivalents at the end of 2005. Working capital decreased $15.2 million in 2006 and the current ratio of the Company was 2.3 for 2006 compared to a current ratio of 3.2 at the end of 2005. The Company’s working capital and current ratio decreased in 2006 as the Company invested its excess cash in acquisitions during the year.

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

2007

AGGREGATE CONTRACTUAL OBLIGATIONS
Most of the Company’s contractual obligations to third parties are debt obligations. In addition, the Company has certain contractual obligations for future lease payments, contingency payments, as well as, purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt	$160.8	$10.0	$0.0	$0.0	$150.8
Debt interest	101.9	9.8	17.4	17.4	57.3
Capital leases	0.9	0.4	0.5	0.0	0.0
Operating leases	22.9	7.2	7.1	2.4	6.2
Contingency from Healy acquisition	1.9	1.9	-	-	-
Purchase obligations	1.6	1.6	-	-	-
	$290.0	$30.9	$25.0	$19.8	$214.3

Debt interest includes interest on the balance outstanding under the Company’s fixed-to-variable interest rate swap. Per the swap contract, the Company receives interest at a fixed rate of 6.3 percent and pays interest at a variable rate based on the three month London Interbank Offered Rates (LIBOR) rate plus a spread. The average variable rate paid in 2007 was 7.9 percent. Debt interest also includes interest under the Company’s current credit agreement. The average interest rate for 2007 was 5.6 percent based on the LIBOR plus an interest spread. The remaining interest calculated was based on the fixed rate of 6.31 percent for the Company’s short-term insurance company debt and 5.79 for the Company’s long-term insurance company debt.

The Healy Systems stock purchase agreement provided for additional contingent payments of 5 percent of certain Healy Systems product sales over the next five years from the year of acquisition.

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in future payments. The Company also has unrecognized tax benefits related to FASB Interpretation 48 obligations, none of which are included in the table above.  The unrecognized tax benefits of approximately $2.0 million have been recorded as liabilities in accordance with FASB Interpretation 48, and we are uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $0.2 million.

ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities such as derivatives measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, an irrevocable election  to measure hybrid financial instruments at fair value under SFAS No. 155 Accounting for Certain Hybrid Financial Instruments, servicing assets and liabilities measured at fair value under SFAS No. 156, Accounting for Servicing of Financial Assets, etc.  SFAS No. 157 has been deferred until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities such as asset retirement obligations measured at fair value at initial recognition under SFAS No. 143, Accounting for Asset Retirement Obligations, long-lived asset groups measured at fair value under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, liabilities for exit or disposal activities measured at fair value under SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities, etc.  The Company is in the process of determining the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations—a replacement of FASB No. 141. SFAS No. 141(R) requires (a) a company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value as of the acquisition date; and (b) an acquirer in pre-acquisition periods to expense all acquisition-related costs.  SFAS No. 141(R) also requires that any adjustments to an acquired entity’s deferred tax asset, valuation allowance, cash contingency, or deferred tax liability balance that occur after the measurement period be recorded as a component of income tax expense.  This accounting treatment is required for business combinations consummated before the effective date of SFAS No. 141(R) (non-prospective), otherwise SFAS No. 141(R) must be applied prospectively. The presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.   SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is in the process of determining the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51. SFAS No. 160 (a) amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and the deconsolidation of a subsidiary; (b) changes the way the consolidated income statement is presented; (c) establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; (d) requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and (e) requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 must be applied prospectively to the presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.   SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is in the process of determining the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, accounts receivable, inventories, recoverability of long-lived assets, business combinations, intangible assets, income taxes, warranty obligations, stock-based compensation, pension and other employee benefit plan obligations, and contingencies. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Warranty Obligations:
Warranty terms are generally two years from date of manufacture or one year from date of installation.  The Company also offers an extended warranty program to certain Water Systems customers, which provides warranty coverage for up to five years from the date of manufacture. Warranty liability is recorded when revenue is recognized and is based on actual historical return rates from the most recent warranty periods. Warranty expense has historically approximated 1.3 percent of net sales.  While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates.

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during 2007 is as follows:

Risk-free interest rate	4.74 – 4.78%
Dividend yield	.65-.67%
Weighted-average dividend yield	.653%
Volatility factor	.3529-.3701
Weighted-average volatility	.3554
Expected term	5.3-6.2 years
Forfeiture rate	4.18%

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

Inventory Valuation:
The Company uses certain estimates and judgments to value inventory. Inventory is recorded at the lower of cost or market. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, carrying values are adjusted.  For all inventory, our carrying value is reduced regularly to reflect the age and current anticipated demand for our products. If actual demand differs from our estimates, additional reductions to our inventory carrying value would be necessary in the period such determination is made.  The Company’s reserve for excess or obsolete products or components as of year end 2007 was $11.4 million.  Excess and obsolete inventory is periodically disposed through sale to third parties, scrapping or other means, and the reserves are appropriately reduced.  Differences may result in the amount for carrying value and reserves if actual experience differs significantly from management estimates; such differences have not historically been material.

Long-lived Assets:
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available given the Company’s historical experience and internal business plans.

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

Goodwill:
The Company follows the guidance under SFAS No. 142, “Goodwill and Other Intangible Assets, to record goodwill.  Goodwill is not amortized; however it is tested for impairment annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired. In assessing the recoverability of goodwill (i.e., impairment testing), the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. If the Company’s assumptions and estimates change whereby fair value of the reporting units is below their associated carrying values, the Company may be required to record an impairment.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the reporting unit including goodwill over the fair value. Goodwill included on the balance sheet as of year end 2007 was $140.0 million.  During the fourth quarter of 2007, the Company completed its annual impairment test of goodwill and determined there was no impairment.  A 10 percent decrease in the fair value estimates used in the fourth quarter 2007 impairment test would not have changed this determination.  Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Income Taxes:
Under the requirements of SFAS No. 109, “Accounting for Income Taxes”, the Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company operates in multiple tax jurisdictions with different tax rates, and determines the allocation of income to each of these jurisdictions based upon various estimates and assumptions. In the normal course of business the Company will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Although the Company has recorded all probable income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” and SFAS No. 109, “Accounting for Income Taxes,” these accruals represent estimates that are subject to the inherent uncertainties associated with the tax audit process, and therefore include contingencies.  Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to deferred tax assets and liabilities. The Company’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.

Uncertainty in Income Taxes:
The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.  As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” guidance to record tax liabilities.  FIN 48 clarifies the accounting and reporting for uncertainties in the application of the income tax laws to the Company’s operations. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

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

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (credit facility), where interest rates are tied to the prime rate or LIBOR. The average interest rate associated with borrowings against the credit facility paid by the Company in 2007 and 2006 was 5.6 percent and 5.5 percent, respectively.  As of December 29, 2007, the Company had no outstanding borrowings under the Agreement and $50.0 million outstanding under the credit facility at December 30, 2006. The Company does not, as a matter of policy, enter into derivative contracts for speculative purposes. The interest rate swap agreement entered into by the Company on September 24, 2003, had a notional amount of $10.0 million under which the Company receives a fixed rate of interest of 6.3 percent and pays interest at a variable rate based on a three month LIBOR rate plus a spread. The average rate associated with the swap agreement paid by the Company in 2007 was 7.9 percent. The fixed-to-variable interest rate swap is accounted for as a fair value hedge, per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, with effectiveness assessed based on changes in the fair value of the underlying debt using incremental borrowing rates currently available on loans with similar terms and maturities. The effective gain or loss on the interest rate swap and that of the underlying debt are equal and offsetting resulting in no net effect to earnings. Based on the Company’s variable rate debt at December 29, 2007, a hypothetical 1.0 percent increase in interest rates would result in an annual increase in interest expense of approximately $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands, except per share amounts)
	2007	2006	2005

Net sales	$602,025	$557,948	$403,413

Cost of sales	429,205	366,391	260,592

Gross profit	172,820	191,557	142,821

Selling, general and administrative expenses	119,748	102,478	70,799

Restructuring expenses	3,898	-	1,920

Operating income	49,174	89,079	70,102

Interest expense	(8,147)	(3,373)	(766)
Other income	3,010	1,791	1,200
Foreign exchange income (loss)	80	(64)	213

Income before income taxes	44,117	87,433	70,749

Income taxes	15,434	30,671	24,953

Income from continuing operations	28,683	56,762	45,796

Discontinued operations	-	381	344
Income taxes	-	145	131
Income from discontinued operations	-	236	213

Net income	$28,683	$56,998	$46,009

Income per share:
Basic continuing operations	$1.24	$2.49	$2.06
Basic discontinued operations	-	0.01	0.01
	$1.24	$2.50	$2.07

Diluted continuing operations	$1.22	$2.43	$1.97
Diluted discontinued operations	-	0.01	0.01
	$1.22	$2.44	$1.98

Dividends per common share	$.47	$.43	$.38

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands)
	2007	2006

ASSETS
Current assets:
Cash	$65,252	$33,956
Receivables, less allowances of
$2,594 and $2,786, respectively	64,972	52,679
Inventories:
Raw material	57,958	39,195
Work-in-process	17,128	14,414
Finished goods	99,974	76,661
LIFO reserve	(18,914)	(18,707)
	156,146	111,563

Deferred income taxes	17,127	14,914
Other current assets	5,982	4,678
Total current assets	309,479	217,790

Property, plant and equipment, at cost
Land and buildings	64,350	56,352
Machinery and equipment	161,280	141,110
Furniture & Fixtures	12,595	13,275
Other	16,909	14,734
	255,134	225,471
Less allowance for depreciation	(120,203)	(109,495)
	134,931	115,976

Intangible assets	66,925	45,257
Goodwill	140,034	133,527
Other assets (including
deferred income taxes of $0
and $1,269, respectively)	10,868	14,375
Total assets	$662,237	$526,925

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Accounts payable	$27,986	$30,832
Accrued expenses	46,085	40,166
Income taxes	6,180	11,649
Current maturities of long-term
debt and short-term borrowings	10,398	11,310
Total current liabilities	90,649	93,957
Long-term debt	151,287	51,043
Deferred income taxes	11,686	4,597
Employee benefit plan obligations	24,713	25,969
Other long-term liabilities	5,358	5,528

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value)
outstanding (23,091 and 23,009, respectively)	2,309	2,301
Additional capital	105,428	94,356
Retained earnings	246,324	236,780
Loan to ESOP Trust	-	(200)
Accumulated other comprehensive gain	24,483	12,594
Total shareowners' equity	378,544	345,831
Total liabilities and shareowners' equity	$662,237	$526,925

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands)
	2007	2006	2005

Cash flows from operating activities:
Net income	$28,683	$56,998	$46,009
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	20,359	17,989	14,971
Stock based compensation	3,762	3,206	147
Deferred income taxes	913	(9,933)	284
(Gain)/loss on disposals of plant and equipment	800	(4,637)	174
Changes in assets and liabilities:
Receivables	(6,018)	(5,380)	7,354
Inventories	(29,092)	(10,978)	(10,642)
Accounts payable and other accrued expenses	(4,473)	(4,540)	5,930
Accrued income taxes	(3,698)	15,012	8,076
Excess tax from share-based payment arrangements	(2,182)	(5,743)	-
Employee benefit plans	726	4,956	2,420
Other, net	(5,541)	(1,561)	(559)
Net cash flows from operating activities	4,239	55,389	74,164
Cash flows from investing activities:
Additions to plant and equipment	(28,281)	(23,190)	(17,845)
Proceeds from sale of plant and equipment	347	343	1,073
Additions to other assets	(3)	-	(2,184)
Purchases of securities	(420,575)	(63,500)	(236,773)
Proceeds from sale of securities	420,575	99,488	200,785
Cash paid for acquisitions	(37,015)	(159,205)	(8,509)
Proceeds from sale of business	1,725	14,470	-
Net cash flows from investing activities	(63,227)	(131,594)	(63,453)
Cash flows from financing activities:
Proceeds from long-term debt	200,000	130,000	-
Repayment of long-term debt	(101,428)	(81,296)	(1,280)
Proceeds from issuance of common stock	5,038	10,120	14,298
Excess tax from share-based payment arrangements	2,182	5,743	-
Purchases of common stock	(8,118)	(198)	(13,775)
Reduction of loan to ESOP Trust	200	232	233
Dividends paid	(10,834)	(9,833)	(8,447)
Net cash flows from financing activities	87,040	54,768	(8,971)
Effect of exchange rate changes on cash	3,244	3,257	(208)
Net change in cash and equivalents	31,296	(18,180)	1,532
Cash and equivalents at beginning of period	33,956	52,136	50,604
Cash and equivalents at end of period	$65,252	$33,956	$52,136

(In millions)
Cash paid for income taxes	$19.1	$24.4	$19.3
Cash paid for interest	$7.1	$3.1	$0.7

Non -cash items:
Payable to seller of Healy Systems, Inc.	$1.9	$3.0	$-
Additions to property, plant, and equipment, not yet paid	$0.5	$0.5	$0.5
Receivable from sale of EMPD	$0.4	$2.2	$-
Stock issued in connection with stock option exercises,	$0.1	$0.0	$(0.6)
forfeitures, or stock retirements

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY AND COMPREHENSIVE INCOME

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Loan to ESOP Trust	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income

Balance year end 2004	22,041	$2,204	$52,743	$166,557	$(665)	$13,494

Net income				46,009			$46,009
Currency translation adjustment						(9,405)	(9,405)
Minimum pension liability adjustment, net of tax $2,295						(3,442)	(3,442)
Comprehensive income							$33,162
Dividends on common stock				(8,447)
Common stock issued	795	81	14,855
Stock-based compensation	15	1	147
Common stock repurchased or received for stock options exercised	(366)	(37)		(13,738)
Tax benefit of stock options exercised			6,972
Loan payment from ESOP					233
Balance year end 2005	22,485	$2,249	$74,717	$190,381	$(432)	$647

Net income				56,998			$56,998
Currency translation adjustment						8,306	8,306
Minimum pension liability adjustment, net of tax $(3,278)						4,917	4,917
Comprehensive income							$70,221
SFAS 158 transition amount, net of tax $851						(1,276)
Dividends on common stock				(9,833)
Common stock issued	513	50	10,690
Stock-based compensation	26	3	3,206
Common stock repurchased or received for stock options exercised	(15)	(1)		(766)
Tax benefit of stock options exercised			5,743
Loan payment from ESOP					232
Balance year end 2006	23,009	$2,301	$94,356	$236,780	$(200)	$12,594

Net income				28,683			$28,683
Currency translation adjustment						12,630	12,630
Minimum pension liability adjustment, net of tax $26						(741)	(741)
Comprehensive income							$40,572
Dividends on common stock				(10,834)
Common stock issued	245	24	5,128
Stock-based compensation	32	3	3,762
Common stock repurchased or received for stock options exercised	(195)	(19)		(8,305)
Tax benefit of stock options exercised			2,182
Loan payment from ESOP					200
Balance year end 2007	23,091	$2,309	$105,428	$246,324	$-	$24,483

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--The Company's fiscal year ends on the Saturday nearest December 31. The financial statements and accompanying notes are as of and for the years ended December 29, 2007 (52 weeks), December 30, 2006 (52 weeks), and December 31, 2005 (52 weeks) and referred to as 2007, 2006, and 2005, respectively.

Principles of Consolidation--The consolidated financial statements include the accounts of Franklin Electric Co., Inc. and its subsidiaries. All inter-company balances and transactions are eliminated.

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

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $7.3 million in 2007, $8.1 million in 2006, and $5.6 million in 2005 on research and development.

Cash Equivalents--Cash equivalents consist of highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations, and have original or purchased maturities of three months or less.  The Company held cash equivalents as of December 31, 2005, while none at December 30, 2006 and December 29, 2007.

Fair Value of Financial Instruments--The carrying amounts for cash and equivalents and short-term debt approximate fair value. The carrying amount of long-term debt is $150 million and $50 million and the estimated fair value is $146 million and $50 million at December 29, 2007 and December 30, 2006 respectively.   In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its long term debt the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. The Company’s off-balance sheet instruments consist of operating leases and an interest rate swap, which are not significant.

Accounts Receivable and Allowance for Uncollectible Accounts--Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers, net of earned discounts and estimated allowances for uncollectible accounts. Earned discounts are based on specific customer agreement terms. In determining allowances, historical trends are evaluated and economic conditions and specific customer issues are reviewed to arrive at appropriate allowances. Allowance levels change as customer-specific circumstances and the other analysis areas noted above change. Differences may result in the amount for allowances if actual experience differs significantly from management estimates; such differences have not historically been material.

Inventories--Inventories are stated at the lower of cost or market. The majority of the cost of domestic and foreign inventories is determined using the first-in, first-out (FIFO) method; a portion of inventory costs are determined using the last-in, first-out (LIFO) method. Inventories stated on the LIFO method were approximately 22.2 percent and 15.7 percent of total inventories in 2007 and 2006, respectively. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded.

Property, Plant and Equipment--Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated on a straight line basis over the estimated useful lives of 5 to 20 years for land improvements and buildings, 5 to 10 years for machinery and equipment, and 5 years for furniture and fixtures. Maintenance, repairs, and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives of buildings, improvements, and equipment are capitalized. Accelerated methods are used for income tax purposes. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s depreciation expense was $16.5, $15.8, and $13.5 million in 2007, 2006, and 2005, respectively.

Goodwill and Other Intangible Assets--The Company performs goodwill impairment testing for its reporting units, annually in the fourth quarter or more frequently whenever events or a change in circumstances indicate that the asset may be impaired. Goodwill is then adjusted in the event of impairment. Amortization is recorded for other intangible assets with definite lives.

Derivatives and Hedging--On September 24, 2003 the Company entered into a fixed-to-variable interest rate swap to achieve a desired proportion of variable vs. fixed rate debt. The fixed-to-variable interest rate swap is accounted for as a fair value hedge, per Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, with effectiveness assessed based on changes in the fair value of the underlying debt using incremental borrowing rates currently available on loans with similar terms and maturities. The effective gain or loss on the interest rate swap and that of the underlying debt are equal and offsetting resulting in no net effect to earnings.

Warranty Obligations--Warranty terms are generally two years from date of manufacture or one year from date of installation. The general warranty liability is recorded when revenue is recognized and is based on actual historical return rates from the most recent warranty periods.   In 2007, the Company began offering an extended warranty program to certain Water Systems customers, which will provide warranty coverage up to five years from the date of manufacture. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims, and expected customer returns. The Company actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The Company believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

Income Taxes --Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company adopted FASB Interpretation No. 48 (“FIN 48”) in the first quarter of 2007.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 by establishing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.

Stock-Based Compensation-- Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized starting January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

For pro forma information regarding net income and earnings per share, the fair value for the options awarded prior to 2006, for all fixed stock option plans, was estimated as of the date of the grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model used by the Company was developed for use in estimating the fair value of fully tradable options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

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

2. ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities such as derivatives measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, an irrevocable election  to measure hybrid financial instruments at fair value under SFAS No. 155 Accounting for Certain Hybrid Financial Instruments, servicing assets and liabilities measured at fair value under SFAS No. 156, Accounting for Servicing of Financial Assets, etc.  SFAS No. 157 has been deferred until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities such as asset retirement obligations measured at fair value at initial recognition under SFAS No. 143, Accounting for Asset Retirement Obligations, long-lived asset groups measured at fair value under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, liabilities for exit or disposal activities measured at fair value under SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities, etc.  The Company is in the process of determining the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations—a replacement of FASB No. 141. SFAS No. 141(R) requires (a) a company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value as of the acquisition date; and (b) an acquirer in pre-acquisition periods to expense all acquisition-related costs.  SFAS No. 141(R) also requires that any adjustments to an acquired entity’s deferred tax asset, valuation allowance, cash consideration, or deferred tax liability balance that occur after the measurement period be recorded as a component of income tax expense.  This accounting treatment is required for business combinations consummated before the effective date of SFAS No. 141(R) (non-prospective), otherwise SFAS No. 141(R) must be applied prospectively. The presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.   SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is in the process of determining the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51. SFAS No. 160 (a) amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and the deconsolidation of a subsidiary; (b) changes the way the consolidated income statement is presented; (c) establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; (d) requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and (e) requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 must be applied prospectively but to apply the presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.   SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is in the process of determining the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows.

3. ACQUISITIONS

During 2007, the Company acquired two pump manufacturers.  In the second quarter of 2007, the Company completed the acquisition of Pump Brands (Pty) Limited, Johannesburg, South Africa (“Pump Brands”) in a stock transaction. Pump Brands, through its wholly owned subsidiary Denorco (Pty) Limited, offers a broad range of pumping system products for the agricultural irrigation, residential, light commercial, industrial, and municipal markets. Locally-manufactured pumps are complemented by alliances with international partners. The company’s brands, Jacuzzi, Normaflo, Mono, Orbit, Rotorflo, Super D and Tsunami, are sold throughout Africa.  In the third quarter of 2007, the Company acquired the pump division of Monarch Industries Limited, Winnipeg, Canada (“Monarch”) in an asset transaction.  The Monarch acquisition expands both the existing pump product lines and the distribution coverage in the North American market.  Pro forma annual sales for the above acquisitions was not materially different than Franklin Electric’s consolidated sales for 2007.

The aggregate cash purchase price for the two acquisitions was $37.0 million, including direct transaction costs and a post-closing working capital adjustment.  The transaction costs and the post-closing working capital adjustment are included in the total purchase accounting calculations under the guidance of SFAS No. 141 “Business Combinations”. The aggregate purchase price has been allocated to net assets acquired based on preliminary estimated fair market values. The Company will engage a third-party expert to complete an independent fair market valuation in 2008. The excess purchase price over preliminary estimated fair values of the net assets acquired, $12.2 million, has been recorded as goodwill all of which is deductible for tax purposes. The results of operations for the acquisitions were included in the Company’s consolidated statement of income, from their respective acquisition dates through the year ended December 29, 2007.

During 2006, the Company completed its acquisition of all of the outstanding shares of capital stock of Little Giant Pump Company (“Little Giant”) from Tecumseh Products Company for a cash purchase price of $120.8 million, excluding direct transaction costs and subject to a final post-closing working capital adjustment. Transaction costs, approximately $2.4 million, and the final post-closing working capital adjustment, approximately $0.7 million, was included in the purchase accounting calculations under the guidance of SFAS No. 141 “Business Combinations”. Accordingly, a portion of the aggregate purchase price was allocated to net assets acquired based on a fair market valuation. The excess purchase price over fair value of the net assets acquired, $47.3 million was recorded as goodwill.  The $47.3 million recorded as goodwill, is deductible for tax purposes.

The purchase price assigned to each major asset and liability of Little Giant Pump Company was as follows:

(In millions)

Assets:
Current assets	$45.6
Property, plant and equipment	13.4
Intangible assets	31.2
Goodwill	47.3
Other assets	0.2
Total assets	137.7
Less liabilities	(13.8)
Total purchase price	$123.9

Little Giant’s results of operations were included in the Company’s consolidated statement of income, from the acquisition date through the year ended December 29, 2007.

During 2006, the Company acquired Healy Systems, Inc. (“Healy Systems”) in a stock purchase transaction for a cash purchase price of $35.1 million, excluding direct transaction costs and a post-closing working capital adjustment. The purchase agreement provides for additional payments of 5 percent of certain Healy Systems product sales for the first five years following the year of acquisition. As of December 29, 2007, the total transaction costs, $0.4 million, and the post closing working capital adjustment, $2.7 million were included in the total purchase accounting calculations under the guidance of SFAS No. 141 “Business Combinations”. The Company continued, from the original 2006 acquisition date, to account for additional purchase price adjustments into 2007.  The purchase price was allocated to net assets based on a fair market valuation. The excess of purchase price over estimated fair value of the net assets acquired, $18.6 million, was recorded as goodwill.  No portion of the $18.6 million, recorded as goodwill, will be deductible for tax purposes.  The initial excess purchase price over fair value of the net assets acquired, $26.4 million originally recorded as goodwill, was adjusted to $18.6 million for the fair market values assigned to fixed assets, customer relationships, technology, other intangible assets, and a deferred tax adjustment.

The purchase price assigned to each major asset and liability of Healy Systems, Inc. was as follows:

(In millions)

Assets:
Current assets	$9.0
Property, plant and equipment	2.3
Intangible assets	19.6
Goodwill	18.6
Total assets	49.5

Less liabilities:
Current liabilities	(4.1)
Deferred income taxes	(7.2)
Total purchase price	$38.2

Healy Systems results of operations were included in the Company’s consolidated statement of income, from the acquisition date through the year ended December 29, 2007.

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

The selling price included an initial sales price of $16.0 million and a final working capital adjustment of $0.6 million. Net book value of the disposed assets was $11.9 million, including $14.5 million in total assets offset by $2.5 million in assumed liabilities. The Company realized a net book gain of $4.7 million in 2006. Divestiture expenses, incurred by the Company, of $0.8 million and $4.6 million for a one-time pension cost adjustment were recognized, offsetting the $4.7 million gain, resulting in a net pre-tax loss of $0.8 million for 2006. The net pre-tax loss is included in the statement of income for 2006, as part of discontinued operations.

Net sales from discontinued operations, were $36.8 million and $36.1 million, for 2006 and 2005, respectively. The income before tax, related to discontinued operations, was $0.4 million and $0.3 million, for 2006 and 2005, respectively.

5.	INVESTMENTS - SECURITIES

As of December 29, 2007 and December 30, 2006, the Company held no current investments in equity securities.  During 2007 and 2006, the Company held investments consisting of auction rate municipal bonds classified as available-for-sale securities. Investments in these securities were recorded at cost, which approximates fair market value due to the variable interest rates, which typically reset every 7 to 35 days. All income generated from these current investments was recorded as “Other income” in the statements of income. Cash paid for these securities and proceeds from the sale of these securities were included in the “Cash flows from investing activities” section of the cash flows statements.

6.	EQUITY INVESTMENTS

The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the face of the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends. The carrying value of the investment was $6.9 million as of December 29, 2007, and $6.1 million at year end December 30, 2006. The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income” in the Company’s statements of income, was $0.8 million and $0.7 million, for 2007 and 2006, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company uses the purchase method of accounting for business combinations, in accordance with SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively. During the fourth quarter of each year, the Company performs its annual impairment testing required by SFAS No. 142, unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for 2007, 2006, or 2005.

The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$6.3	$(3.3)	$6.3	$(2.8)
Supply agreements	7.2	(5.0)	7.2	(4.3)
Technology	6.1	(0.8)	3.8	(0.3)
Customer relationships	48.3	(2.8)	26.8	(0.8)
Other	2.1	(2.0)	1.7	(1.6)
Total amortized intangibles	70.0	(13.9)	45.8	(9.8)

Unamortized intangibles:
Trade names	10.9	-	9.3	-
Total intangibles	$80.9	$(13.9)	$55.1	$(9.8)

The weighted average of the years over which each intangible class is amortized is as follows:

Class	Years

Patents	17
Supply Agreements	6
Technology	15
Customer Relationships	17 - 20
Other	8

Amortization expense related to intangible assets for the years ended December 29, 2007, December 30, 2006, and December 31, 2005 was $3.8, $2.2, and $1.4 million, respectively. Amortization expense for each of the five succeeding years is projected as $3.9 million, $3.8 million, $3.7 million, $3.6 million and $3.4 million for fiscal 2008, 2009, 2010, 2011, and 2012, respectively.

The change in the carrying amount of goodwill by reporting segment for 2007 and 2006 was as follows:

	2007
(In millions)	Water	Fueling	Total

Balance as of December 30, 2006	$78.7	$54.8	$133.5
Acquired	12.2	0.0	12.2
Purchase Accounting Adjustments	0.0	(7.7)	(7.7)
Foreign currency translation	2.0	0.0	2.0
Balance as of December 29, 2007	$92.9	$47.1	$140.0

	2006
(In millions)	Water	Fueling	Total

Balance as of December 31, 2005	$29.7	$28.3	$58.0
Acquired	47.2	26.4	73.6
Purchase Accounting Adjustments	0.0	0.1	0.1
Foreign currency translation	1.8	0.0	1.8
Balance as of December 30, 2006	$78.7	$54.8	$133.5

The 2007 acquired goodwill in the Water Systems segment was related to the Company’s acquisitions of Pump Brands (Pty) Limited, and the pump division of Monarch Industries Limited.   The 2006 acquired goodwill in the Water Systems segment was related to the Company’s acquisition of Little Giant Pump Company.  The 2006 acquired goodwill in the Fueling Systems segment was related to the Company’s acquisition of Healy Systems, Inc.

8.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans - As of December 29, 2007, the Company maintains three domestic pension plans and one German pension plan. The Company uses a December 31 measurement date for these plans.

The following table sets forth aggregated information related to the Company’s pension benefits and other postretirement benefits, including changes in the benefit obligations, changes in plan assets, funded status, amounts recognized in the Balance Sheet, amounts recognized in Other Accumulated Comprehensive Income, and actuarial assumptions:

(In millions)
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Accumulated Benefit Obligation, end of year	$139.1	$150.0	$12.1	$13.0

Change in Benefit Obligation:
Projected Benefit Obligation, beginning of year	$152.7	$149.0	$13.0	$14.3
Service cost	4.1	4.7	0.2	0.3
Interest cost	8.5	8.1	0.7	0.8
Plan amendments	0.1	-	-	-
Actuarial loss	(6.8)	(2.7)	(0.6)	(0.1)
Settlements paid	(0.5)	(.2)	-	-
Benefits paid	(15.5)	(9.2)	(1.2)	(1.3)
Liability (Gain)/Loss Due to Curtailment*	-	0.5	-	(1.2)
Special Termination Benefits*	-	1.4	-	0.2
Foreign current Exchange	1.2	1.2	-	-
Projected Benefit Obligation, end of year	$143.8	$152.8	$12.1	$13.0

Change in plan assets:
Fair value of assets, beginning of year	$144.3	$131.7	$-	$-
Actual return on plan assets	1.2	19.9	-	-
Company contributions	1.3	1.7	1.2	1.3
Settlements paid	(0.3)	(0.2)	-	-
Benefits paid	(15.5)	(9.2)	(1.2)	(1.3)
Exchange	0.5	0.4	-	-
Plan Assets, End of the Year	131.5	144.3	-	-
Funded Status of the Plan	(12.3)	(8.5)	(12.1)	(13.0)
Contributions Between Measurement Date and FYE	-	-	-	-
Net Liability, end of year	$(12.3)	$(8.5)	$(12.1)	$(13.0)

Amounts Recognized in Balance Sheet:
Noncurrent Assets	$3.3	$6.0	-	-
Current Liabilities	(1.9)	(0.3)	(1.1)	(1.2)
Noncurrent Liabilities	(13.7)	(14.2)	(11.0)	(11.8)
Net Pension Liability, end of year	$(12.3)	$(8.5)	$(12.1)	$(13.0)

Amount Recognized in Accumulated Other Comprehensive Income:
Net Transition Obligation	-	-	0.9	1.1
Prior Service Cost	0.9	1.5	0.6	0.6
Net Actuarial (Gain)/Loss	0.6	(1.5)	-	0.4
Total Recognized in Other Comprehensive Income	$1.5	$-	$1.5	$2.1
*   These items are related to the 2006 divestiture of the Engineered Motor Products Division.

The following table sets forth Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income for 2007:

(In millions)	Pension Benefits	Other Benefits
	2007	2007
Net Actuarial (Gain)/Loss	$2.6	$(0.6)
Prior Service Cost	0.1	-
Amortization of:
Net Actuarial Loss	0.2	-
Prior Service Credit	(1.2)	(0.1)
Transition Asset	-	(0.3)
Deferred Tax Asset	(0.4)	0.4
Total Recognized in Other Comprehensive Income	$1.3	$(0.6)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$4.1	$0.7

Actuarial assumptions used to determine benefit obligations:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	6.40%	5.85%	6.40%	5.85%
Rate of increase in future compensation	3-8.00%	3-8.00%	3-8.00%	3-8.00%
	(Graded)	(Graded)	(Graded)	(Graded)

Actuarial assumptions used to determine periodic benefit cost:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	5.85%	5.65%	5.85%	5.65%
Rate of increase in future compensation	3-8.00%	3-8.00%	3-8.00%	3-8.00%
	(Graded)	(Graded)	(Graded)	(Graded)
Expected long-term rate of return on plan assets	8.50%	8.50%	-	-

The accumulated benefit obligation for the Company’s qualified defined benefit pension plans was $124.2 million and $135.1 million at December 31, 2007 and December 31, 2006.

The following table sets forth the aggregated net periodic benefit cost for 2007, 2006, and 2005:

(In millions)
	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Service cost	$4.1	$4.7	$3.9	$0.2	$0.3	$0.4
Interest cost	8.5	8.1	7.7	0.7	0.8	0.8
Expected return on assets	(10.7)	(10.5)	(10.3)	-	-	-
Amortization of transition obligation	-	-	-	0.3	0.5	0.5
Prior service cost	1.2	1.4	1.7	0.1	0.2	0.2
Loss	0.3	0.3	0.2	-	0.1	0.1
Net periodic benefit cost	$3.4	$4.0	$3.2	$1.3	$1.9	$2.0
Curtailment expense*	(0.8)	1.1	-	-	1.9	-

Special termination benefits*	-	1.4	-	-	0.2	-
Settlement cost	0.2	0.3	0.3	-	-	-
Total net periodic benefit cost	$2.8	$6.8	$3.5	$1.3	$4.0	$2.0
*In 2006, these items relate to the divestiture of the Engineered Motor Products Division.  In 2007, there was additional divestiture curtailment and other expense.

The estimated net actuarial (gain)/loss, prior service cost/(credit), and transition (asset)/obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year are $0.0, $0.6 and $0.0, respectively, for the pension plans and $0.0, $0.1 and $0.3 respectively, for all other benefits.

The Company consults with actuaries, asset allocation consultants and investment advisors to determine the expected long- term rate of return on plan assets.  Plan assets are invested in a diversified portfolio of equity and fixed-income securities in order to maximize the long-term return for a prudent level of risk.  Furthermore, equity investments are diversified across domestic and international growth, value, small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.  Risk tolerance is established through careful consideration of plan liabilities, plan funded status, plan liquidity needs and corporate financial condition.  Based on these analyses, the Company has assumed the expected long-term rate of return on plan assets will be 8.5 percent.  A 25 basis point change to the long-term rate of return assumption would result in approximately a $0.3 million change in pension expense.  The qualified plans asset allocations at December 31, 2007, and 2006, by asset category are as follows:

	Plan Assets at December 31

	2007	2006

Equity Securities	70%	74%
Fixed Income Securities	30%	26%
Total	100%	100%

Equity securities include Company stock of $12.2 million (10 percent of total plan assets) and $18.9 million (13 percent of total plan assets) at December 31, 2007 and 2006, respectively.

The Company’s German pension plan is partially funded with insurance contracts up to maximums established by German tax legislation.  Benefits above the statutory maximums are recorded in the Company’s balance sheet.

One of the Company’s four pension plans covers certain management employees. The Company does not fund this plan, and its assets were zero in 2007 and 2006. The plan’s projected benefit obligation and accumulated benefit obligation were $6.2 million and $5.9 million, respectively, at December 31, 2007, and $5.6 million and $4.4 million, respectively, at December 31, 2006.

The Company estimates total contributions to the plans of $3.5 million in 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension	Other
	Benefits	Benefits
2008	11.0	1.2
2009	9.7	1.2
2010	10.1	1.2
2011	10.2	1.1
2012	10.6	1.1
Years 2013 through 2017	63.8	4.8

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

Defined Contribution Plans - The Company maintains a 401(k) Plan and an Employee Stock Ownership Plan (ESOP).
The Company's cash contributions are made to the Company stock fund of the 401(k) and ESOP Trusts and allocated to participants' accounts.
The following table sets forth Company contributions to the ESOP and 401(k) Plans.

(In millions)
	2007	2006	2005
Company contributions to the plan	$1.8	$1.1	$0.6

9.	ACCRUED LIABILITIES

Accrued liabilities consist of:

(In millions)
	2007	2006

Salaries, wages, and commissions	$15.9	$14.6
Product warranty costs	9.7	10.0
Insurance	5.8	6.3
Employee benefits	5.8	4.0
Other	8.9	5.3
	$46.1	$40.2

10.	INCOME TAXES

Income before income taxes consisted of:

(In millions)
	2007	2006	2005

Domestic	$18.8	$70.9	$54.9
Foreign	25.3	16.5	15.9
Continuing operations	44.1	87.4	70.8
Discontinued operations	0.0	0.4	0.3

	$44.1	$87.8	$71.1

The income tax provision consisted of:

(In millions)
	2007	2006	2005

Current payable:
Federal	$4.7	$28.6	$15.8
Foreign	9.0	7.0	6.6
State	0.7	5.0	2.3
Deferred:
Federal	0.7	(7.1)	0.6
Foreign	(0.2)	(0.7)	(0.8)
State	0.5	(2.1)	0.5
Continuing operations	15.4	30.7	25.0
Discontinued operations	0.0	0.1	0.1
	$15.4	$30.8	$25.1

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In millions)
	2007	2006
Deferred tax assets:
Accrued expenses and reserves	$10.4	$9.9
Compensation and employee benefits	13.7	12.8
Other items	5.6	4.8
Total deferred tax assets	29.7	27.5

Deferred tax liabilities:
Accelerated depreciation on fixed assets	8.4	8.6
Amortization of intangibles	14.7	5.9
Other items	1.2	1.4
Total deferred tax liabilities	24.3	15.9

Net deferred tax assets	$5.4	$11.6

The portions of current and non-current deferred tax assets and liabilities were as follows:

(In millions)
	2007		2006

	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current	$17.5	$0.4	$15.3	$0.4
Non-current	12.2	23.9	12.2	15.5
	$29.7	$24.3	$27.5	$15.9

	2007	2006	2005

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	2.1	2.5
Extraterritorial income exclusion	0.0	(0.6)	(1.0)
R&D tax credits	(1.2)	(0.7)	(0.5)
Other items	(1.0)	(0.7)	(0.7)
Effective tax rate	35.0%	35.1%	35.3%

11.	ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted the provisions of  FIN 48 in the first quarter of 2007.  The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2007 (excluding interest and penalties) is as follows:

(In millions)	2007

Beginning balance	$1.9
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	0.1
Reductions for tax positions of prior years	(0.1)
Settlements	--
Ending balance	$2.0

If recognized, the effective tax rate would be affected by the net unrecognized tax benefits of $1.4 million.  These amounts are primarily associated with domestic state tax issues, such as nexus and allocation of income among various state tax jurisdictions.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has accrued approximately $0.2 million for interest and penalties as of December 29, 2007.  Interest and penalties recorded during 2007 were not considered significant.

The Company is subject to periodic audits by domestic and foreign tax authorities.  Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions.  It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of the audits.  Based on the current audits in process, the payment of taxes as a result of audit settlements could be from $0.1 to $0.2 million.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

12.	DEBT

On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (the “Agreement”). The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments, and the Company was in compliance with the covenants as of December 29, 2007 and December 30, 2006. The Company had no outstanding borrowings under the Agreement at December 29, 2007, and $50.0 million at December 30, 2006.

On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes). The B-1 and B-2 Notes bear a coupon of 5.79 percent and have an average life of ten years with a final maturity in 2019. Principal installments of $30.0 million are payable commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity. The Prudential Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments, and the Company was in compliance with the covenants as of December 29, 2007 and December 30, 2006.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at December 29, 2007 or December 30, 2006.

Long-term debt consisted of:

(In millions)	2007	2006

Prudential Agreement-- 5.79 percent.	$150.0	$0.0

Prudential Agreement-- 6.31 percent, principal of $10.0 million due in November 2008 ($3.1 denominated in JPY at 12/29/07)	10.0	11.3

Capital Leases	0.9	1.1

Other	0.8

Agreement-- the average interest rate for 2007 was5.6 percent based on the London Interbank Offered Rates (LIBOR) plus an interest spread.	0.0	50.0
	161.7	62.4

Less Current Maturities	(10.4)	(11.3)

Long-term debt:	$151.3	$51.1

The following debt payments are expected to be paid:
(In millions)
	Total	2008	2009	2010	2011	2012	>5 Years
Debt	$160.8	$10.0	$0.0	$0.0	$0.0	$0.0	$150.8
Capital Leases	$0.9	$0.4	$0.5	$0.0	$0.0	$0.0	$0.0
	$161.7	$10.4	$0.5	$0.0	$0.0	$0.0	$150.8

13.	INTEREST RATE RISK

On September 24, 2003 the Company entered into a fixed-to-variable interest rate swap to achieve a desired proportion of variable vs. fixed rate debt.  The fixed-to-variable interest rate swap is accounted for as a fair value hedge, per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, with effectiveness assessed based on changes in the fair value of the underlying debt using incremental borrowing rates currently available on loans with similar terms and maturities.  The effective gain or loss on the interest rate swap and that of the underlying debt are equal and offsetting resulting in no net effect to earnings.  The fair value of this hedge instrument was zero at December 30, 2007 and ($0.3) million at December 30, 2006.

The swap contract has a notional amount of $10 million and matures on November 10, 2008.  Per the terms of the swap contract the Company receives interest at a fixed rate of 6.3 percent and pays interest at a variable rate based on the three month LIBOR rate plus a spread.  The average variable rate paid by the Company in 2007 was 7.9 percent.  The differential in interest rates on the swap is recognized as an adjustment of interest expense over the term of the agreement.

14.	SHAREOWNERS' EQUITY

The Company had 23,091,325 shares of common stock (65,000,000 shares authorized, $.10 par value) outstanding at the end of 2007.

During 2007, 2006, and 2005, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased a total of 187,600 shares for $8.1 million, 5,000 shares for $0.2 million, and 366,308 shares for $13.8 million, respectively. All repurchased shares were retired.

During 2007, under terms of a Company stock option plan, participants delivered 3,843 shares for $0.2 million of Company common stock as consideration for stock issued upon the exercise of stock options. Also in 2007, the Company retired 2,901 shares that had been previously granted as stock awards to executive officers, but were forfeited upon their retirement.  As well, the Company retired 288 shares that were received by the two retiring executive officers as payment for taxes owed upon the release of their restricted awards.  During 2006, participants delivered 9,619 shares for $0.6 million.  There were no such transactions in 2005. All of the shares received were from officers of the Company.

In 2007, 2006, and 2005, the Company recorded $2.2 million, $5.7 million, and $7.0 million, respectively, as a reduction in tax liability and an increase to shareowners’ equity as a result of stock option exercises.

Accumulated other comprehensive income (loss), consisting of the currency translation adjustment and the pension liability adjustment, was $27.1 million and $(3.0) million, respectively, at December 29, 2007 and $14.5 million and $(2.1) million, respectively, at December 30, 2006.

15.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)
	2007	2006	2005
Numerator:
Income from continuing operations	$28.7	$56.8	$45.8
Income from discontinued operations	0.0	0.2	0.2
Net income	$28.7	$57.0	$46.0

Denominator:
Basic
Weighted-average common shares	23.1	22.8	22.2

Diluted
Effect of dilutive securities:

Employee and director incentive stock options and awards	0.4	0.5	1.0

Adjusted weighted-average common shares	23.5	23.3	23.2

Basic earnings per share
Basic from continuing operations	$1.24	$2.49	$2.06
Basic from discontinuing operations	0.00	0.01	0.01
Total basic earnings per share	$1.24	$2.50	$2.07

Diluted earnings per share
Diluted from continuing operations	$1.22	$2.43	$1.97
Diluted from discontinuing operations	0.00	0.01	0.01
Total diluted earnings per share	$1.22	$2.44	$1.98

Anti-dilutive stock options excluded	0.3	0.3	0.2
Anti-dilutive stock options price range - low	$40.93	$36.97	$36.97
Anti-dilutive stock options price range - high	$48.87	$45.90	$44.51

16.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The total stock-

based compensation recognized in 2007 and 2006 was $3.8 million and $3.2 million, respectively. Results for prior periods have not been restated.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit classified as a financing cash inflow in 2007 and 2006, $2.2 million and $5.7 million, respectively, would have been classified as operating cash inflow if the Company had not adopted SFAS No. 123(R), and is included in “Income taxes” in the Company’s statement of financial position.

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

(In millions, except per share amounts)
2005
Reported net income	$46.0
Add: Total fair value computed stock-based compensation, net of tax*	0.1
Deduct: Total fair value computed stock-based compensation, net of tax*	(1.6)
Pro forma net income	$44.5
Earnings per share:
Basic — as reported	$2.07
Basic — pro forma	$2.00
Diluted — as reported	$1.98
Diluted — pro forma	$1.92

Assumptions used for the Black-Scholes Model
Risk-free interest rate	3.75%
Dividend yield	.77%
Volatility factor	.194
Weighted average expected term	5.3 years
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

The fair value of each option award, both before and after the adoption of SFAS No. 123(R), is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period. Options granted to retirement eligible employees were immediately expensed. In 2005, this amount was disclosed in the pro-forma exhibit while in 2006 and 2007 it is recognized as an expense. The Company uses historical data to estimate the expected volatility of its stock; the weighted average expected life, the period of time options granted are expected to be outstanding; and its dividend yield. The risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during 2007 and 2006 is as follows:

	2007	2006
Risk-free interest rate	4.74-4.78%	4.54%
Dividend yield	.65-.67%	.70-.74%
Weighted-average dividend yield	.653%	.707%
Volatility factor	.3529-.3701	.3553-.3768
Weighted-average volatility	.3554	.359
Expected term	5.3-6.2 years	4-5 years
Forfeiture rate	4.18%	5.44%

A summary of the Company’s stock option plans activity and related information is as follows:

(Shares in thousands)

Stock Options:	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate IntrinsicValue (000’s)
Outstanding at beginning of 2005	2,401	$20.61
Granted	183	40.93
Exercised	(777)	18.39
Forfeited	(14)	27.52

Outstanding at beginning of 2006	1,793	$23.60
Granted	125	45.90
Exercised	(509)	20.69
Forfeited	(11)	25.22

Outstanding at beginning of 2007	1,398	$26.65
Granted	131	48.87
Exercised	(245)	21.05
Forfeited	(32)	29.38
Outstanding at end of period	1,252	$29.99	5.49	$13,609

Expected to vest after applying forfeiture rate	1,216	$29.69	5.43	$13,475
Vested and exercisable at end of period	836	$25.01	4.52	$12,014

	2007	2006	2005
Weighted average grant-date fair value of options	$19.75	$16.43	$9.60

(In millions)
Intrinsic value of options exercised	$6.3	$2.7	$4.3
Cash received from the exercise of options	5.0	10.1	14.3
Fair value of shares vested	2.7	2.7	3.1
Tax benefit	2.2	5.7	7.0

There were no options granted during the fourth quarter of  2007 and 2006. The total intrinsic value of options exercised during the fourth quarter of 2007 and 2006 was $1.8 million and $0.2 million, respectively. There were no share-based liabilities paid during the 2007 and 2006 fiscal years.

The Company is authorized to repurchase up to 2.1 million shares under an authorization approved by its Board of Directors.  Share repurchases will be considered on an opportunistic basis and could therefore range between zero and 2.1 million shares in 2008.   As a result of the company’s policy of issuing shares upon share option exercises the company attempts to repurchase at a minimum the number of shares issued in a given year.

A summary of the Company’s nonvested shares activity and related information, for fiscal year ended December 29, 2007 and December 30, 2006 follows:

2007

(Shares in thousands)
Nonvested Shares	Shares	Weighted-Average Exercise Price

Nonvested at beginning of period	556	$33.95
Granted	131	48.87
Vested	(245)	31.89
Forfeited	(26)	31.66
Nonvested at end of period	416	$39.99

2006

(shares in thousands)
Nonvested Shares	Shares	Weighted-Average Grant- Date Fair Value

Nonvested at beginning of period	736	$7.03
Granted	125	16.43
Vested	(294)	6.50
Forfeited	(11)	5.84
Nonvested at end of period	556	$9.47

As of December 29, 2007 there was $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

A summary of the Company’s restricted stock award activity and related information, for the fiscal year ended December 29, 2007 and December 30, 2006 follows:

2007

(Shares in thousands)
Nonvested Shares	Shares	Weighted-Average Grant- Date Fair Value

Nonvested at beginning of period	40	$43.39
Awarded	32	47.40
Vested	(8)	43.77
Forfeited	(3)	47.44
Nonvested at end of period	61	$45.24

2006

(shares in thousands)
Nonvested Shares	Shares	Weighted-Average Grant- Date Fair Value

Nonvested at beginning of period	21	$40.82
Awarded	26	49.25
Vested	(6)	58.33
Forfeited	(1)	40.72
Nonvested at end of period	40	$43.39

As of December 29, 2007 there was $1.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

17.	SEGMENT AND GEOGRAPHIC INFORMATION

Segments

Based on the management approach established by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”, the Company’s business consists of the following operating segments, based on the principal end market served; Water Systems and Fueling Systems.   The Company aggregated the segment information in prior year reports.  The annual report for 2007 includes disaggregated information by segment due to growth from acquisitions and other operational changes which have diversified the operating segments during 2007.  The Company includes unallocated corporate expenses and inter-company eliminations in an “Other” segment that together with Water and Fueling represent the Company.

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

The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies. Performance is evaluated based on the sales and operating income of the segments and a variety of ratios to measure performance. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Financial information by reportable business segment is included in the following summary:
(In millions)

	2007	2006	2005	2007	2006	2005
	Net sales to external customers			Operating income (loss)
Water Systems	$466.8	$465.6	$340.2	$56.7	$104.4	$87.0
Fueling Systems	$135.2	$92.3	$63.2	$24.6	$15.0	$7.3
Other	$0.0	$0.0	$0.0	$(32.1)	$(30.3)	$(24.2)
Consolidated	$602.0	$557.9	$403.4	$49.2	$89.1	$70.1

	Total assets			Depreciation
Water Systems	$398.6	$309.2		$14.6	$12.8	$11.2
Fueling Systems	$203.1	$182.6		$0.8	$0.7	$0.4
Other	$60.5	$35.1		$1.1	$1.1	$0.7
Consolidated	$662.2	$526.9		$16.5	$14.6	$12.3

	Amortization			Capital Expenditures
Water Systems	$1.8	$1.2	$0.7	$23.6	$20.1	$15.1
Fueling Systems	$2.0	$1.0	$0.7	$3.9	$0.9	$1.0
Other	$0.0	$0.0	$0.0	$1.3	$2.2	$1.7
Consolidated	$3.8	$2.2	$1.4	$28.8	$23.2	$17.8

Cash is the major asset group in “Other” of total assets.

Total Company Geographic Information

(In millions)	Net Sales			Long-lived assets

	2007	2006	2005	2007	2006	2005
United States	$337.1	$364.7	$240.9	$249.5	$241.8	$116.5
Foreign	264.9	193.2	162.5	103.3	66.1	60.2
Total	$602.0	$557.9	$403.4	$352.8	$307.9	$176.7

In 2007, no single customer accounted for more than 10 percent of the Company’s consolidated sales.  ITT Industries, Inc., and its various subsidiaries and affiliates, accounted for 11 percent and 16 percent of the Company’s consolidated sales in 2006 and 2005, respectively. Pentair Corporation and its various subsidiaries and affiliates, accounted for 12 percent and 14 percent of the Company’s consolidated sales in 2006 and 2005, respectively.  ITT Industries and Pentair Corporation are customers in the Water Systems segment.

18.	CONTINGENCIES AND COMMITMENTS

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

Total rent expense charged to operations for operating leases including contingent rentals was $7.9 million, $5.8 million, and $4.3 million for 2007, 2006 and 2005, respectively.

The future minimum rental payments for non-cancelable operating leases as of December 29, 2007, are as follows: 2008, $7.2 million; 2009, $4.4 million; 2010, $2.7 million; 2011, $1.5 million; and 2012, $1.0 million. Rental commitments subsequent to 2012 are not significant by year, but aggregated are $6.2 million in total.

At December 29, 2007, the Company had $1.6 million of commitments primarily for the purchase of machinery and equipment, and building expansions.

Below is a table that shows the activity in the warranty accrual accounts:

(In millions)
	2007	2006

Beginning balance	$10.0	$7.0

Accruals related to product warranties	6.3	7.9

Additions related to acquisitions	0.7	2.8

Reductions for payments made	(7.3)	(7.7)

Ending balance	$9.7	$10.0

19.	RESTRUCTURING

During 2007, the Company continued to execute Phase 2 of its Global Manufacturing Realignment Program (the “Realignment Program”). Phase 2 of the Realignment Program includes the expansion of recently established facilities in lower-cost regions and the further shifting of production out of higher cost manufacturing facilities. Phase 2 also includes the process of consolidating certain Fueling Systems product manufacturing into its Madison, Wisconsin facility.

Restructuring expenses, primarily manufacturing equipment relocation and production re-alignment, for 2007 were approximately $3.9 million (pre-tax).  As of December 29, 2007, there was no restructuring reserve in the Company’s consolidated balance sheet.

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial information for 2007 and 2006, from continuing operations, is as follows:

(In millions, except per share amounts)

	Net Sales	Gross Profit	Income - Cont. Ops.	Basic Earnings Per Share (a)	Diluted Earnings Per Share
2007

1st Quarter	$130.5	$38.9	$4.9	$0.21	$0.21
2nd Quarter	152.5	43.3	6.6	0.29	0.28
3rd Quarter	165.3	48.0	11.7	0.51	0.50
4th Quarter	153.7	42.6	5.5	0.24	0.23
	$602.0	$172.8	$28.7	$1.24	$1.22
2006

1st Quarter	$101.7	$35.4	$9.7	$0.43	$0.42
2nd Quarter	152.2	52.6	16.5	0.72	0.70
3rd Quarter	156.1	53.6	16.3	0.71	0.70
4th Quarter	147.9	50.0	14.3	0.62	0.61
	$557.9	$191.6	$56.8	$2.48	$2.43

(a) Earnings per common share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

21.	SUBSEQUENT EVENTS

In an agreement dated January 9, 2008, between Franklin Electric and Industrias Schneider SA, the Company acquired all of the outstanding shares of the entity for approximately $41.5 million, subject to certain terms and conditions.  Schneider is a leading Brazilian producer of pumps for the residential, agricultural, and light commercial markets.

On February 26, 2008 the company entered into amendments to the Amended and Restated  Credit Agreement and the Second Amended and Restated Note Purchase and Private Shelf Agreement changing the financial covenant of consolidated debt divided by consolidated earnings before interest, taxes, depreciation and amortization (the “Leverage Ratio”) limit under both agreements from a maximum of three times to a maximum of three and one-half times effective with the company’s first fiscal quarter of 2008 through the company’s first fiscal quarter of 2009.  Starting with the company’s second fiscal quarter of 2009 and for each quarter thereafter the Leverage Ratio will be a maximum of three times.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, shareowners' equity and comprehensive income, and cash flows for each of the three years in the period ended December 29, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 11, on January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

As discussed in Notes 1 and 8, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and on December 30, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 27, 2008

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management did not include in the scope of this evaluation Pump Brands (Pty) Limited or the pump division of Monarch Industries Limited both acquired during 2007 and whose financial statements collectively constitute 11 percent and 8 percent of net and total assets, respectively, 5 percent of revenues, and 5 percent of net income of the consolidated financial statement amounts as of and for the year ended December 29, 2007.Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 29, 2007.

Our independent registered accounting firm has issued an audit report on management’s assessment of internal control over financial reporting. This report appears on pages 62-63.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors

Franklin Electric Co., Inc.

Bluffton, Indiana

We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 29, 2007, based on based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Pump Brands (Pty) Limited, which was acquired on June 25, 2007 and the pump division of Monarch Industries Limited, which was acquired on September 5, 2007, and whose financial statements collectively constitute 11 percent and 8 percent of net and total assets, respectively, 5 percent of revenues, and 5 percent  of net income of the Company’s consolidated financial statements amounts as of and for the year ended December 29, 2007. Accordingly, our audit did not include the internal control over financial reporting at Pump Brands (Pty) Limited and the pump division of Monarch Industries Limited.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 29, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and includes two explanatory paragraphs regarding the adoption of the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, the adoption of  Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006, and the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 30, 2006.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 27, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and director nominees required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2008, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT," and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4 or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2008, under the heading of “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2008 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

The Company’s board of directors has determined that Jerome D. Brady, Thomas L. Young, and David M. Wathen, the Audit Committee members, are “audit committee financial experts” as defined by Item 401(h) of Regulation’s S-K of the Exchange Act, and are “independent” within the meaning of Item 7 (d)(3)(iv) of Schedule 14A of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2008, under the headings of "INFORMATION ABOUT THE BOARD AND ITS COMMITTEES," "MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT," “COMPENSATION, DISCUSSION AND ANALYSIS,” "SUMMARY COMPENSATION TABLE," "GRANT OF PLAN BASED AWARDS TABLE," “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END,” "OPTION EXCERCISES AND STOCK VESTED TABLE,” "PENSION BENEFITS TABLE," “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2008, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT" and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2008, under the headings of  “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2008, under the heading “PROPOSAL 2: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements - Franklin Electric Co., Inc.	Form 10-K Annual Report(page)

Reports of Independent Registered Public Accounting Firm	60, 62-63, 68
Consolidated Statements of Income for the three years ended December 29, 2007	28
Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	29-30
Consolidated Statements of Cash Flows for the three years ended December 29, 2007	31-32
Consolidated Statements of Shareowners' Equity for the three years ended December 29, 2007	33-34
Notes to Consolidated Financial Statements(including quarterly financial data)	35-59

2. Financial Statement Schedules - Franklin Electric Co., Inc.

II. Valuation and Qualifying Accounts	67

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

3. Exhibits

See the Exhibit Index located on pages 70-71. Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years 2007, 2006, and 2005
(In millions)

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Other		Balance at end of period

Allowance for doubtful accounts:

2007	$2.8	$0.0	$0.7	(A)	$0.5	(B)	$2.6

2006	$2.2	$0.3	$0.5	(A)	$0.8	(B)	$2.8

2005	$2.3	$0.1	$0.2	(A)	$0.0	(B)	$2.2

NOTES:

(A)	Uncollectible accounts written off, net of recoveries.
(B)	Allowance for doubtful accounts related to accounts receivable of acquired companies at date of acquisition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the consolidated financial statements of Franklin Electric Co., Inc. and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and for each of the three years in the period ended December 29, 2007, and the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007, and have issued our reports thereon dated February 27, 2008; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 27, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Electric Co., Inc.

/s/ R. SCOTT TRUMBULL
R. Scott Trumbull
Chairman of the Board and Chief
Date: February 27, 2008	Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2008.

/s/ R. SCOTT TRUMBULL	Chairman of the Board and Chief
R. Scott Trumbull	Executive Officer (Principal
Executive Officer)

/s/ THOMAS J. STRUPP	Vice President, Chief
Thomas J. Strupp	Financial Officer and Secretary
(Principal Financial and Accounting
Officer)

/s/ JEROME D. BRADY
Jerome D. Brady	Director

/s/ DAVID A. ROBERTS
David A. Roberts	Director

/s/ DAVID M. WATHEN
David M. Wathen	Director

/s/ HOWARD B. WITT
Howard B. Witt	Director

/s/ THOMAS L. YOUNG
Thomas L. Young	Director

/s/ DAVID T. BROWN
David T. Brown	Director

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to the Company's Form 8-K filed on May 3, 2007)
3.2	By-Laws of Franklin Electric Co., Inc. as amended December 14, 2007 (incorporated by reference to the Company’s Form 8-K filed on December 20, 2007)
4.1
Rights Agreement, dated as of October 15, 1999, by and between Franklin Electric Co., Inc. and Illinois Stock Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A dated October 19, 1999, File No. 000-00362).

4.2
First Amendment to Rights Agreement, dated as of December 1, 2006, between Franklin Electric Co., Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.2 of the Company's Form 8-A/A filed on December 8, 2006)

4.3
Second Amendment to Rights Agreement, dated as of July 11, 2007, between Franklin Electric Co., Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on July 16, 2007)

4.4
Shareholder’s Agreement, dated as of July 11, 2007, between Franklin Electric Co., Inc., and Select Equity Group, Inc. and Select Offshore Advisors, LLC (incorporated by reference to Exhibit 4.2 of the Company’s for 8-K filed on July 16, 2007)

10.1	Franklin Electric Co., Inc. Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the fiscal year ended January 3, 2004)*
10.2
Franklin Electric Co., Inc. Stock Plan (incorporated by reference to the Company’s 2005 Proxy Statement for   the Annual Meeting held on April 29, 2005, and included as Exhibit A to the Proxy Statement)*

10.3	Franklin Electric Co., Inc. Non-employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the first quarter ended on April 1, 2006)*
10.4	Amended and Restated Franklin Electric Co., Inc. Pension Restoration Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the fiscal year ended December 29, 2001)*
10.5	Employment Agreement dated December 3, 2002 between the Company and Scott Trumbull (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended December 28, 2002)*
10.6	Amendment to Amended Employment Agreement dated July 25, 2005 between the Company and Gregg C. Sengstack (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 23, 2005)*
10.7
Amended Employment Agreement dated December 20, 2002 between the Company and Gregg C. Sengstack (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the fiscal year ended December 28, 2002)*

10.8	Employment Agreement dated July 25, 2005 between the Company and Thomas J. Strupp (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 23, 2005)*
10.9
$120,000,000 Amended and Restated Credit Agreement dated December 14, 2006, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 2.04 of the Company’s Form 8-K filed on December 21, 2006)

10.10	Amendment No. 1 to the $120,000,000 Amended and Restated Credit Agreement, dated February 26, 2008, between the Company and JPMorgan Chase, as Administrative Agent (filed herewith)
10.11
Second Amended and Restated Note Purchase and Private Shelf Agreement dated September 9, 2004 between the Company and the Prudential Insurance Company of America and others (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended October 2, 2004)

10.12
Amendment and PruShelf Renewal and Extension, dated April 9, 2007, between the Company and Prudential Insurance Company of America and others (incorporated by reference to the Company’s Form 8-K filed on May 3, 2007)

10.13
Amendment No. 2 to the Second Amended and Restated Note Purchase and Private Shelf Agreement, dated February 26, 2008, between the Company and the Prudential Insurance Company of America and others (filed herewith)

10.14
Consulting Agreement dated January 31, 2003 between the Company and William H. Lawson (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended December 28, 2002)*

10.15	Consulting Agreement dated August 1, 2005 between the Company and Jess B. Ford (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 1, 2005)*
10.16
Managing Director Service Contract dated August 1, 2003 between Franklin Electric Europa GmbH and Mr. Peter-Christian Maske (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.17
Confidentiality and Non-Compete Agreement dated February 11, 2005 between the Company and R. Scott Trumbull, Gregg C. Sengstack, Daniel J. Crose, Donald R. Hobbs, Thomas A. Miller, Kirk M. Nevins, Robert J. Stone, and Gary Ward and dated July 25, 2005 between the Company and Thomas J. Strupp (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005) and dated May 6, 2005 between the Company and DeLancey W. Davis*

10.18	Executive Officer Annual Incentive Cash Bonus Program (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*
10.19	Agreement for Employee Stock Award dated March 3, 2005 between the Company and Robert Stone (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 3, 2005)*
10.20	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 2, 2005)*
10.21	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended April 2, 2005)*
10.22	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K for the fiscal year ended December 31, 2005)*
10.23	Form of Restricted Stock Agreement for Director Employees (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the fiscal year ended December 31, 2005)*
10.24	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K for the fiscal year ended December 30, 2006)*
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Forward-Looking Statements

* Management Contract, Compensatory Plan, or Arrangement