Form 10-Q
period 2008-03-29
FRANKLIN ELECTRIC CO INC
filed 2008-05-08
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	March 29, 2008
$.10 par value	22,866,325 shares

FRANKLIN ELECTRIC CO., INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income for the First Quarter Ended March 29, 2008 and March 31, 2007	3

	Condensed Consolidated Balance Sheets as of March 29, 2008 and December 29, 2007	4

	Condensed Consolidated Statements of Cash Flows for the First Quarter Ended March 29, 2008 and March 31, 2007	5

	Notes to Condensed Consolidated Financial Statements	6-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 6.	Exhibits	21

Signatures		22

Exhibit Index		23

Exhibits		24-27

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
	March 29,	March 31,
	2008	2007
(In thousands, except per share amounts)

Net sales	$176,010	$130,496
Cost of sales	124,551	91,567
Gross profit	51,459	38,929
Selling, general and administrative expenses	36,311	29,455
Restructuring expenses	82	1,238
Operating income	15,066	8,236
Interest expense	(2,624)	(1,212)
Other income	471	298
Foreign exchange (loss)/income	(327)	247
Income before income taxes	12,586	7,569
Income taxes	4,438	2,672
Net income	$8,148	$4,897

Per share data:
Basic earnings	$0.35	$0.21

Diluted earnings	$0.35	$0.21

Dividends per common share	$0.12	$0.11

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)	March 29,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and equivalents	$33,623	$65,252
Receivables, less allowances of $2,505 and $2,594, respectively	99,513	64,972
Inventories:
Raw materials	63,072	57,958
Work-in-process	18,139	17,128
Finished goods	102,690	99,974
LIFO reserve	(19,308)	(18,914)
	164,593	156,146
Deferred income taxes	17,300	17,127
Other current assets	8,925	5,982
Total current assets	323,954	309,479

Property, plant and equipment, at cost:
Land and buildings	69,244	64,350
Machinery and equipment	171,532	161,280
Furniture and Fixtures	13,968	12,595
Other	20,154	16,909
	274,898	255,134
Allowance for depreciation	(131,322)	(120,203)
	143,576	134,931

Intangible assets	67,544	66,925
Goodwill	172,584	140,034
Other assets (including deferred income taxes of $402 and $0, respectively)	11,093	10,868
Total assets	$718,751	$662,237

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Accounts payable	$32,221	$27,986
Accrued liabilities	46,287	46,085
Income taxes	8,692	6,180
Current maturities of long-term debt and short-term borrowings	55,577	10,398
Total current liabilities	142,777	90,649

Long-term debt	152,202	151,287
Deferred income taxes	12,135	11,686
Employee benefit plan obligations	24,473	24,713
Other long-term liabilities	5,134	5,358

Commitments and Contingencies	-	-

Shareowners' equity:
Common shares (65,000 shares authorized, $.10 par value)
outstanding (22,866 and 23,091, respectively)	2,287	2,309
Additional capital	106,774	105,428
Retained earnings	243,912	246,324
Accumulated other comprehensive income	29,057	24,483
Total shareowners' equity	382,030	378,544
Total liabilities and shareowners' equity	$718,751	$662,237
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	First Quarter Ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$8,148	$4,897
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,229	4,730
Stock-based compensation	1,106	1,363
Deferred income taxes	(126)	365
Gain/loss on disposals of plant and equipment	42	20
Changes in assets and liabilities:
Receivables	(30,047)	(17,984)
Inventories	(4,141)	(20,716)
Accounts payable and other accrued expenses	(5,222)	(10,604)
Accrued income taxes	1,351	(7,415)
Excess tax from share-based compensation arrangements	(64)	(1,158)
Employee benefit plans	(639)	574
Other, net	(1,921)	(1,150)
Net cash flows from operating activities	(25,284)	(47,078)

Cash flows from investing activities:
Additions to property, plant and equipment	(6,758)	(4,584)
Proceeds from sale of property, plant and equipment	10	16
Additions to other assets	(500)	-
Purchases of securities	(9,000)	-
Proceeds from sale of securities	9,000	-
Cash paid for acquisitions	(35,465)	-
Proceeds from sale of business	-	1,310
Net cash flows from investing activities	(42,713)	(3,258)

Cash flows from financing activities:
Additions to short-term debt	45,000	-
Repayment of short-term debt	(19)	-
Additions to long-term debt	-	50,000
Repayment of long-term debt	(107)	(79)
Proceeds from issuance of common stock	176	2,266
Excess tax from share-based compensation arrangements	64	1,158
Purchases of common stock	(7,813)	-
Reduction of loan to ESOP Trust	-	200
Dividends paid	(2,771)	(2,536)
Net cash flows from financing activities	34,530	51,009

Effect of exchange rate changes on cash	1,838	(133)
Net change in cash and equivalents	(31,629)	540
Cash and equivalents at beginning of period	65,252	33,956
Cash and equivalents at end of period	$33,623	$34,496

(In millions)
Cash paid for income taxes	$2.3	$10.4
Cash paid for interest	$2.6	$1.0

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$0.2	$0.6
Payable to seller of Healy Systems, Inc.	$0.9	$0.5
Capital equipment lease	$1.1	$-
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheet as of December 29, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 29, 2008 and for the three months then ended, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the first quarter ended March 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2009. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended December 29, 2007.

2.  ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements.  This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company’s adoption of this statement had an immaterial impact on its consolidated financial position, results of operations and cash flows.  The Company also adopted the deferral provisions of SFAS No. 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement was effective as of the beginning of the first fiscal year beginning after November 15, 2007.  Upon the Company’s adoption of SFAS No. 159 it did not elect the fair value option for any assets or liabilities.  Therefore this statement had no impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations—a replacement of FASB No. 141. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141( R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is in the process of determining the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51. SFAS No. 160 (a) amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and the deconsolidation of a subsidiary; (b) changes the way the consolidated income statement is presented; (c) establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; (d) requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and (e) requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 must be applied prospectively; however, the presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.   SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is in the process of determining the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The statement amends SFAS No. 133 and requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is in the process of determining the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is in the process of determining the impact of adopting this new accounting position on its consolidated financial position, results of operations and cash flows.

3.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement, which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America.  The adoption of this statement had an immaterial impact on our financial statements.  The Company also adopted the deferral provisions of FSP SFAS No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices for identical assets and liabilities in active markets;

Level 2 – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable  in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates the cash equivalents as Level 1, as they are Money Market accounts backed by Treasury Bills.  As of March 29, 2008, and December 29, 2007, our assets measured at fair value on a recurring basis were as follows:

(in millions)	March 29, 2008	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$14.3	$14.3	$-	$-

	December 29, 2007	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$36.2	$36.2	$-	$-

4.  INVESTMENTS – SECURITIES

As of March 29, 2008 and December 29, 2007 the Company held no investments in financial securities.  Income generated from investments held during first quarter ended March 29, 2008 was recorded as “Other income” in the statement of income.  Cash paid for these securities and proceeds from the sale of these securities were included in the “Cash flows from investing activities” section of the cash flows statements.

5. EQUITY INVESTMENTS

The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the face of the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends. The carrying value of the investment was $7.2 million, and $6.9 million as of March 29, 2008, and December 29, 2007, respectively.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income” in the Company’s statements of income, was $0.2 million and $0.1 million, for the first quarter ended March 29, 2008 and March 31, 2007, respectively.

6. INTANGIBLE ASSETS AND GOODWILL

The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	March 29, 2008		December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$6.3	$(3.4)	$6.3	$(3.3)
Supply agreements	7.2	(5.2)	7.2	(5.0)
Technology	6.6	(0.9)	6.1	(0.8)
Customer relationships	49.6	(3.8)	48.3	(2.8)
Other	2.3	(2.1)	2.1	(2.0)
Total	$72.0	$(15.4)	$70.0	$(13.9)

Unamortized intangibles:
Trade names	10.9	-	10.9	-
Total intangibles	$82.9	$(15.4)	$80.9	$(13.9)

Amortization expense related to intangible assets for the first quarters ended March 29, 2008 and March 31, 2007 was $1.3 million and $0.7 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2008	2009	2010	2011	2012
	$4.8	$4.6	$4.5	$4.4	$4.0

The change in the carrying amount of goodwill for the first quarter ended March 29, 2008, is as follows:

(In millions)	Water	Fueling
	Systems	Systems	Consolidated
Balance as of December 29, 2007	$92.9	$47.1	$140.0
Increase in goodwill acquired	32.6	-	32.6
Purchase accounting adjustments	(1.7)	1.0	(0.7)
Foreign currency translation	0.7	-	0.7
Balance as of March 29, 2008	$124.5	$48.1	$172.6

The acquired goodwill in the Water Systems segment was related to the Company’s acquisition of Industrias Schneider SA, in first quarter 2008.

7. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans – As of March 29, 2008, the Company maintained three domestic pension plans and one German pension plan.  The Company uses a December 31 measurement date for its plans.

The following table sets forth aggregated net periodic benefit cost for the first quarter ended March 29, 2008 and March 31, 2007:

(In millions)	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

Service cost	$1.0	$1.2	$-	$0.1
Interest cost	2.2	2.5	0.2	0.2
Expected return on assets	(2.7)	(3.1)	-	-
Obligation/asset	-	-	0.1	-
Loss	. -	-	-	0.1
Prior service cost	0.2	0.4	-	-
Settlement cost	0.2	-	-	-
Total net periodic benefit cost	$0.9	$1.0	$0.3	$0.4

As of March 29, 2008, the Company made contributions to the plans of $1.5 million.

8. INCOME TAXES

The effective tax rate on income before income taxes in 2008 and 2007 varies from the United States statutory rate of 35 percent primarily due to the effects of state and foreign income taxes net of federal tax benefits.

9. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

As of the beginning of fiscal year 2008, the Company had unrecognized tax benefits of $2.0 million, excluding accrued interest and penalties.  The unrecognized tax benefits were reduced by $0.2 million for state income tax liabilities based on an evaluation during the first quarter of 2008.  The Company had unrecognized tax benefits, as of March 29, 2008, of $1.8 million.  If recognized, the effective tax rate would be affected by the net unrecognized tax benefits of $1.2 million, which is net of a federal benefit of state tax of $0.6 million.

The Company recognizes interest and penalties related to unrecognized tax benefits as tax expense. The Company has accrued approximately $0.2 million for interest and penalties as of March 29, 2008. Interest and penalties recorded during the first quarter ended March 29, 2008 were not considered significant.

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

10. DEBT

On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (the “Agreement”). The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”).  The Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments, and the Company was in compliance with the covenants as of March 29, 2008 and December 29, 2007.  The Company had $45 million of outstanding borrowings under the Agreement at March 29, 2008.  The Company had no outstanding borrowings at December 29, 2007.

 On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") in the amount of $175.0 million.  Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes).  The B-1 and B-2 Notes bear a coupon of 5.79 percent and have an average life of ten years with a final maturity in 2019.  Principal installments of $30.0 million are payable commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity.  The Prudential Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments, and the Company was in compliance with the covenants as of March 29, 2008 and December 29, 2007.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at March 29, 2008 and at December 29, 2007.

Long-term debt consisted of:

(In millions)	March 29,	December 29,
	2008	2007
Prudential Agreement - - 5.79 percent	$150.0	$150.0
Prudential Agreement - - 6.31 percent, principal payments of $10.0 million due in November 2008 ($3.5 million denominated in JPY at 3/29/08)	$10.0	$10.0
Capital leases	2.0	0.9
Other	0.8	0.8
Agreement - - average rate for first quarter 2008 was 4.5 percent based
on the London Interbank Offered Rates plus an interest spread	45.0	-
	207.8	161.7
Less current maturities	(55.6)	(10.4)
Long-term debt:	$152.2	$151.3

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)

	Total	2008	2009	2010	2011	2012	More than 5 years
Debt	$205.8	$55.0	$-	$-	$-	$-	$150.8
Capital leases	2.0	0.6	0.8	0.3	0.3	-	-
	$207.8	$55.6	$0.8	$0.3	$0.3	$-	$150.8

11. EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	First Quarter Ended
	March 29,	March 31,
	2008	2007
Numerator:
Net income	$8.1	$4.9

Denominator:
Basic
Weighted average common shares	23.0	23.1

Diluted
Effect of dilutive securities:

Employee and director incentive stock options and awards	0.3	0.4

Adjusted weighted average common shares	23.3	23.5

Basic earnings per share	$0.35	$0.21

Diluted earnings per share	$0.35	$0.21

Anti-dilutive stock options	0.5	0.2

Anti-dilutive stock options price range – low	$32.19	$44.51
Anti-dilutive stock options price range – high	$48.87	$48.87

12. OTHER COMPREHENSIVE INCOME

Comprehensive income is as follows:
(In millions)	First Quarter Ended
	March 29,	March 31,
	2008	2007
Net income	$8.1	$4.9
Other comprehensive income:
Foreign currency translation adjustments	4.3	0.4
Pension liability adjustment, net of tax	0.2	0.6
Comprehensive income, net of tax	$12.6	$5.9

Accumulated other comprehensive income consists of the following:
(In millions)	March 29,	December 29,
	2008	2007
Cumulative foreign currency translation adjustments	$31.5	$27.2
Pension liability adjustment, net of tax	(2.5)	(2.7)

	$29.0	$24.5

13.  SEGMENT INFORMATION

Financial information by reportable business segment is included in the following summary:
(In millions)

	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	Net sales to external customers		Operating income (loss)
Water Systems	$136.7	$100.6	$15.0	$11.2
Fueling Systems	39.3	29.9	9.0	4.6
Other	0.0	0.0	(8.9)	(7.5)
Consolidated	$176.0	$130.5	$15.1	$8.3

	March 29, 2008	December 29, 2007
	Total assets
Water Systems	$479.3	$398.6
Fueling Systems	210.4	203.1
Other	29.1	60.5
Consolidated	$718.8	$662.2

Cash is the major asset group in “Other” of total assets.

14.  CONTINGENCIES AND COMMITMENTS

At March 29, 2008, the Company had $1.4 million of commitments primarily for the purchase of machinery and equipment and building expansions.

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

The changes in the carrying amount of the warranty accrual, as recorded in “Accrued liabilities” in the Company’s balance sheet for the first quarter ended March 29, 2008 is as follows:

(In millions)
March 29, 2008
Balance at beginning of the year	$9.7
Accruals related to product warranties	2.2
Reductions for payments made	(2.1)
Balance at end of period	$9.8

15. STOCK-BASED COMPENSATION

The Company has authorized stock option grants to purchase common stock and common stock awards to employees and non-employee directors of the Company and its subsidiaries under two stock plans. The plans and the original number of authorized shares available for grant are as follows:

Authorized Shares
Franklin Electric Co., Inc. Stock Option Plan - Options	3,600,000
Franklin Electric Co., Inc. Stock Plan - Options	1,150,000
Franklin Electric Co., Inc. Stock Plan - Awards	150,000

Stock Option Grants
Under each of the above plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and the options expire ten years after the date of the grant.  Generally, options granted to non-employee directors generally vest 33 percent a year and become fully vested and exercisable after three years.  Options granted to employees generally vest at 20 or 25 percent a year and become fully vested and exercisable after five years or four years, respectively.  Subject to the terms of the plans, in general, the aggregate option price and any applicable tax withholdings may be satisfied in cash or its equivalent, or by the plan participant’s delivery of shares of the Company’s common stock owned more than six months, having a fair market value at the time of exercise equal to the aggregate option price and/or the applicable tax withholdings.

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first quarter ended March 29, 2008 and March 31, 2007 are as follows:

	March 29, 2008	March 31, 2007
Risk-free interest rate	2.91 - 3.15%	4.74 – 4.78%
Dividend yield	1.11 - 1.12%	0.65 – 0.67%
Weighted-average dividend yield	1.119%	0.653%
Volatility factor	0.3552 – 0.3714	0.3529 – 0.3701
Weighted-average volatility	0.3691	0.3554
Expected term	5 – 6 years	5.3 – 6.2 years
Forfeiture rate	3.61%	4.18%

A summary of the Company’s stock option plans activity and related information, for the first quarters ended March 29, 2008 and March 31, 2007 follows:

(shares in thousands)
	March 29, 2008		March 31, 2007
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding beginning of period	1,252	$29.99	1,398	$26.65
Granted	337	32.21	131	48.87
Exercised	(10)	17.63	(110)	20.60
Forfeited	-	-	(5)	33.32
Outstanding end of period	1,579	$30.54	1,414	$29.15
Expected to vest after applying forfeiture rate	1,546	$30.42	1,369	$28.84

Vested and exercisable end of period	1,025	$27.01	911	$24.06

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the first quarter of 2008 is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding end of period	6.3	$10,422
Expected to vest after applying forfeiture rate	6.2	$10,367

Vested and exercisable end of period	4.3	$9,583

There were 336,500 options granted during the first quarter. The total intrinsic value of options exercised during the first quarter March 29, 2008 and March 31, 2007 was $0.2 million and $3.2 million, respectively.  There were no share-based liabilities paid during the first quarter 2008.

A summary of the Company’s nonvested shares activity and related information, for the first quarter ended March 29, 2008 and March 31, 2007 follows:

(shares in thousands)
	March 29, 2008		March 31, 2007
Nonvested Shares	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Nonvested at beginning of period	416	$39.99	556	$33.95
Granted	337	32.21	131	48.87
Vested	(199)	34.93	(179)	32.48
Forfeited	-	-	(6)	33.32
Nonvested at end of period	554	$37.08	502	$38.37

As of March 29, 2008, there was $6.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Stock Awards
Under the Stock Plan, nonemployee directors and employees may be granted stock awards or grants of restricted shares of the Company’s common stock, with vesting for employee awards or grants subject to the employees’ performance of certain goals.  The Stock Plan is an amendment and restatement of the Franklin Electric Co., Inc. Key Employee Performance Incentive Stock Plan (the “Incentive Plan”), established in the year 2000.

The stock awards are granted at the market value on the date of grant and the restricted stock awards cliff vest over either 4 or 5 years and the attainment of certain performance goals.  Dividends are paid to the recipient prior to vesting.  Stock awards granted to retirement eligible employees were immediately expensed in 2007 and 2008, while all other stock awards were expensed in a straight line amortization method over the 4 or 5 years.

A summary of the Company’s restricted stock award activity and related information, for the first quarter ended March 29, 2008 and March 31, 2007 follows:

(shares in thousands)

	March 29, 2008		March 31, 2007
Nonvested Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	61	$45.24	40	$43.39
Awarded	-	-	23	48.87
Vested	-	-	-
Forfeited	-	-	-
Nonvested at end of period	61	$45.24	63	$45.42

As of March 29, 2008, there was $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

16.  STOCK REPURCHASE

In April of 2007, the Company’s Board of Directors increased the number of shares authorized for repurchase to 2.3 million.  Share repurchases are considered on an opportunistic basis and could therefore range between 0.0 and 1.9 million shares, the remaining shares authorized.  During the first quarter 2008, the Company repurchased 0.2 million shares for $7.8 million.

17. RESTRUCTURING

During the first quarter of 2008, the Company completed Phase 2 of its Global Manufacturing Realignment Program (the “Realignment Program”).  Phase 2 of the Realignment Program included the expansion of recently established facilities in lower-cost regions and the further shifting of production out of higher cost manufacturing facilities.  Phase 2 also included the process of consolidating certain Fueling Systems product manufacturing into its Madison, Wisconsin facility.

Restructuring expenses, primarily manufacturing equipment relocation and production re-alignment, for the first quarter ended March 29, 2008 were approximately $0.1 million (pre-tax).  As of March 29, 2008 and December 29, 2007, there were no restructuring reserves in the Company’s consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the first quarter of 2008 were a record and up from the same quarter last year. The increase in sales was primarily related to sales from acquisitions. Growth in the Water Systems segment occurred in spite of the drop in housing starts in the United States as pump product lines continued to gain market share. Fueling Systems business benefited from high demand for vapor recovery systems in California as gas stations upgrade emissions control systems to be in compliance with clean air regulatory standards. Earnings increased in the first quarter primarily due to the increased sales.

RESULTS OF OPERATIONS

Net Sales

	Q1 2008	Q1 2007	2008 v 2007
	Net Sales
Water Systems	$136.7	$100.6	$36.1
Fueling Systems	$39.3	$29.9	$9.4
Other	$-	$-	$-
Consolidated	$176.0	$130.5	$45.5

Net sales for the first quarter of 2008 were $176.0 million, an increase of $45.5 million or 35 percent compared to 2007 first quarter sales of $130.5 million.  First quarter sales attributed to acquisitions were $28.7 million, of which $4.9 million was post-acquisition, organic growth within the acquired companies. The Company’s total organic growth was about 17 percent for the quarter, including organic growth achieved by acquired companies and $7.0 million or 5 percent growth from foreign exchange rate changes. Changes in selling price increased net sales by about 3 percent. In response to rising commodity costs (e.g., aluminum, copper and steel), the Company announced market price increases for most of its product lines effective during the first and second quarters of 2008.

Net Sales-Water Systems
Water Systems sales worldwide were $136.7 million, up $36.1 million or 36 percent for the first quarter of 2008 compared to the same period for 2007.  Water Systems’ total organic growth was about 12 percent for the quarter. The growth was primarily attributable to increased sales in the United States, Canada, Latin America and the Middle East.  During the first quarter, sales in developing regions represented about 35 percent of our total Water Systems revenues and grew organically by approximately 14 percent.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $39.3 million, an increase of approximately 31 percent for the first quarter of 2008 compared to the same period for 2007.  Fueling Systems’ sales growth was organic and driven by increased sales of vapor recovery and electronic fuel management systems in both California and international markets.

Cost of Sales
Cost of sales as a percent of net sales for the first quarter of 2008 and 2007 was 70.8 percent and 70.2 percent, respectively. Cost of sales as a percent of net sales increased in the first quarter of 2008 from 2007 primarily as a result of reduced facility utilization consistent with management’s plan to reduce finished goods inventory and increase inventory turns over the course of the year.  The Company’s gross profit margin for the first quarter of 2008 and 2007 was 29.2 percent and 29.8 percent, respectively.  The Company’s gross profit increased $12.5 million to $51.5 million compared to the same period in the prior year primarily due to acquisitions and volume, which was approximately $15.1 million, and sales price increases of about $4.0 million.  Reduced factory utilization, noted above, and other fixed costs reduced the gross profit by about $4.1 million.  Also reducing gross profit in the first quarter of 2008 were product costs of approximately $0.6 million related to a retrofit program for a third party supplied component part in the nozzle of the Enhanced Vapor Recovery Systems installed in California fueling stations.  The retrofit program, which has had a total cost of about $1.0 million, has been substantially completed.

Restructuring Expenses
During the first quarter of 2007, the Company initiated Phase 2 of its Global Manufacturing Realignment Program. Phase 2 of the Realignment Program included expanding facilities in low-cost regions and shifting production out of higher cost manufacturing facilities.  During the first quarter 2008, having finished construction of the new pump plant in Linares, Mexico and the consolidation of other manufacturing facilities, the Company completed Phase 2 of the Global Manufacturing Realignment Program.  In total, this phase included severance and equipment relocation costs of $4.0 million pre-tax, with $3.9 million in 2007 and $0.1 million in the first quarter 2008.  As previously disclosed, Phase 1 of the Realignment Program, which was completed in December 2005, resulted in $7.5 million of pre-tax restructuring expenses.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative expenses increased by $6.9 million in the first quarter of 2008 compared to first quarter last year. The acquisitions of Pump Brands (South Africa), the pump division of Monarch Industries (Canada) and Schneider Motobombas (Brazil) added approximately $6.1 million to selling, general and administrative expenses for the first quarter of 2008.

Operating Income
Operating income was a record high in the first quarter 2008.

	Q1 2008	Q1 2007	2008 v 2007
	Operating income (loss)
Water Systems	$15.0	$11.2	$3.8
Fueling Systems	$9.0	$4.5	$4.5
Other	$(8.9)	$(7.5)	$(1.4)
Consolidated	$15.1	$8.2	$6.9

Operating Income-Water Systems
Water Systems operating income increased on higher sales volume and accretive income from acquisitions.  Other factors affecting the operating income for the Water Systems segment were higher material and freight costs offset by fixed cost spending reductions.

Operating Income-Fueling Systems
Fueling Systems operating income improved primarily as a result of sales volume increases.

Operating Income-Other
Operating income other is composed primarily of unallocated general and administrative expenses.  General and administrative expense increases were primarily due to the realignment of general and administrative expenses of acquired companies within the Water Systems segment into the corporate structure.

Interest Expense
Interest expense increased by $1.4 million due to the debt incurred to fund acquisitions during the quarter and the related growth in working capital associated with acquisitions in the second and third quarters of 2007.

Other Income or Expense
Included in other income for the first quarter of 2008 and 2007 was interest income of $0.4 million and $0.3 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.  Also included in other income for the first quarter of 2008 and same quarter last year was income from equity investments of $0.2 million and $0.1 million, respectively.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first quarter of 2008 of about $0.3 million primarily due to euro rate changes relative to other currencies in Europe and the weakening U.S. dollar.  Foreign currency-based transactions produced a gain for the same quarter of 2007 of $0.2 million primarily due to euro rate changes relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the first quarter of 2008 and 2007 was $4.4 million and $2.7 million, respectively. The effective tax rate for the first quarter of 2008 was 35.3 percent after the adjustment to the unrecognized tax benefits during the quarter. The projected effective tax rate for the balance of 2008 is 36.3 percent, an increase from the prior year’s rate of 35.0 percent.  The increase is primarily due to the loss of the research and development tax credit which has not been renewed by Congress at this time.

Net Income
Net income for the first quarter of 2008 was $8.1 million, or $0.35 per diluted share, compared to 2007 first quarter net income of $4.9 million or $0.21 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Net cash out-flows from operating activities were $25.3 million and $47.1 million in the first quarters 2008 and 2007, respectively. The primary source of cash from operations was earnings of $8.1 million. The operating cash flows used in 2008 were primarily related to increases in receivables. The increase in receivables was primarily due to the strong sales volume in the final weeks of the quarter and the issuance of customer discounts that were unrealized in the fourth quarter of 2007 accounts receivable balance.  The operating cash flow generated for the same quarter in 2007 was primarily related to net income of $4.9 million. In 2007, accounts receivable increased approximately $18.0 million primarily due to sales growth, while inventories increased about $20.7 million, primarily in finished goods.

Net cash flows used in investing activities were $42.7 million and $3.3 million in the first quarter of 2008 and 2007, respectively. In 2008, the Company paid an aggregate of $35.5 million for acquisitions, net of cash acquired, primarily for Schneider Motobambas in Brazil. Uses of cash in 2008 and 2007 were also for the purchase of property, plant and equipment, of $6.8 million and $4.6 million, respectively.

Cash flows from financing activities were $34.5 million and $51.0 million in the first quarter of 2008 and 2007, respectively. The Company received proceeds from debt of $45.0 million and $50.0 million in the first quarter 2008 and 2007, respectively.  The Company paid $2.8 million and $2.5 million in dividends on the Company’s common stock in the first quarter of 2008 and 2007, respectively. In 2008, another principal use of cash was purchases of Company common stock under the Company’s repurchase program. During the first quarter of 2008, the Company repurchased 235,000 shares of its common stock for $7.8 million.  There were no stock repurchases in the first quarter of 2007.

Cash and cash equivalents at the end of the first quarter of 2008 were $33.6 million compared to $34.5 million at the end of the first quarter of 2007. The Company’s working capital and current ratio decreased in the quarter due to reduced cash on hand and an increase in the current portion of debt.

On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month, $120.0 million revolving credit agreement (the “Agreement”). The Company had borrowings under the Agreement of $45.0 million at March 29, 2008 and none at December 29, 2007.  The remaining $75.0 million is unrestricted and available for use.

The Company amended and restated an uncommitted shelf agreement with Prudential Capital in the amount of $175.0 million in the second quarter of 2007.  Under the shelf agreement the Company issued notes for $110.0 million on April 30, 2007 and $40.0 million on September 7, 2007 at a fixed rate of 5.79 percent with a 10-year average life.  The notes have financial covenants similar to the Company’s other borrowing agreements.  Proceeds of the facility were used to pay down short term variable rate borrowings and will be used to fund future acquisitions and Company stock purchases.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at March 29, 2008 or at December 29, 2007.

The Company is subject to certain financial covenants with respect to borrowings, interest coverage, working capital, loans or advances, and investments. The Company was in compliance with all debt covenants at all times during the quarter.

At March 29, 2008, the Company had $1.4 million of commitments, primarily for the purchase of machinery and equipment and building expansions. Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet these current commitments and existing debt, and finance business growth.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Any forward-looking statements contained herein, including those relating to the Company’s financial results, business goals and sales growth, involve risks and uncertainties, included but not limited to risks and uncertainties with respect to general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, technology factors, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks which are detailed in the Company’s Securities and Exchange Commission filings, included in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Exhibit 99.1 attached thereto.  These risks and uncertainties may cause actual results to differ materially from those indicated by the forward-looking statements. Any forward-looking statements included in this Form 10-Q are based upon information currently available, and the Company assumes no obligation to update any forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in bringing to their attention, on a timely basis, material information relating to the Company to be included in the Company’s periodic filings under the Exchange Act.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a–15 and 15d–15 under the Exchange Act during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors set forth in Part 1, Item 1A, in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2007.  Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. During the first quarter of 2008, the Company repurchased 235,000 shares for $7.8 million.  The maximum number of shares that may still be purchased under the Company plan is 1,877,400.  All repurchased shares were retired.

The following table shows certain information related to the Company’s repurchases of common stock for the three months ended March 29, 2008, under the Company’s stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
December 30-February 2	-	-	-	2,112,400

February 3-March 1	55,000	$32.48	55,000	2,057,400

March 2-March 29	180,000	$33.48	180,000	1,877,400

Total	235,000	$33.25	235,000	1,877,400

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Shareholders of the Company was held on May 2, 2008 to:  1) elect three directors for terms expiring at the 2011 Annual Meeting of Shareholders; and 2) ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the Board’s nominees for director.

All of the matters submitted to a vote of shareholders were approved, as shown by the following voting results:

1) Elect three directors for terms expiring at the 2011 Annual Meeting of Shareholders.

Nominees for Director	For	Withhold Authority
David A. Brown	19,527,221	1,246,548
David T. Roberts	19,814,171	959,598
Howard B. Witt	19,761,117	1,012,652

2) Ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.

For	Against	Abstain
20,673,590	85,644	14,535

Total shares represented at the Annual Meeting in person or by proxy were 20,773,769 of a total of 23,091,325 shares outstanding as of the February 29, 2008 record date.  They represented 90.0 percent of the Company common stock and constituted a quorum.

ITEM 6. EXHIBITS

See the Exhibit Index located on page 23.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: May 8, 2008	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2008	By	/s/ John J. Haines
John J. Haines, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED MARCH 29, 2008

Number	Description

10.1	Employment Agreement dated April 1, 2008 between the Company and John J. Haines (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 1, 2008)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002