Form 10-Q
period 2008-08-07
FRANKLIN ELECTRIC CO INC
filed 2008-08-07
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	June 28, 2008
$.10 par value	22,891,589 shares

FRANKLIN ELECTRIC CO., INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income for the Second Quarter and Six Months Ended June 28, 2008 and June 30, 2007	3

	Condensed Consolidated Balance Sheets as of June 28, 2008 and December 29, 2007	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 28, 2008 and June 30, 2007	5

	Notes to Condensed Consolidated Financial Statements	6-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	22

Signatures		23

Exhibit Index		24

Exhibits		25-28

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
(In thousands, except per share amounts)

Net sales	$201,696	$152,529	$377,706	$283,025
Cost of sales	136,979	109,216	261,530	200,783
Gross profit	64,717	43,313	116,176	82,242
Selling, general and administrative expenses	38,274	31,806	74,585	61,261
Restructuring expenses	0	369	82	1,607
Operating income	26,443	11,138	41,509	19,374
Interest expense	(2,780)	(2,196)	(5,404)	(3,408)
Other income/(expense)	(314)	921	157	1,219
Foreign exchange gain/(loss)	(64)	399	(391)	646
Income before income taxes	23,285	10,262	35,871	17,831
Income taxes	8,004	3,622	12,442	6,294
Net income	$15,281	$6,640	$23,429	$11,537

Per share data:
Basic earnings	$0.67	$0.29	$1.02	$0.50

Diluted earnings	$0.66	$0.28	$1.01	$0.49

Dividends per common share	$0.13	$0.12	$0.25	$0.23

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)	June 28,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and equivalents	$42,835	$65,252
Receivables, less allowances of $2,648 and $2,594, respectively	116,515	64,972
Inventories:
Raw materials	68,146	57,958
Work-in-process	17,374	17,128
Finished goods	114,418	99,974
LIFO reserve	(21,389)	(18,914)
	178,549	156,146
Deferred income taxes	17,158	17,127
Other current assets	13,566	5,982
Total current assets	368,623	309,479

Property, plant and equipment, at cost:
Land and buildings	77,380	64,350
Machinery and equipment	163,595	161,280
Furniture and Fixtures	12,344	12,595
Other	32,011	16,909
	285,330	255,134
Allowance for depreciation	(128,793)	(120,203)
	156,537	134,931

Intangible assets	83,424	66,925
Goodwill	152,276	140,034
Deferred income taxes	691	-
Other assets	10,718	10,868
Total assets	$772,269	$662,237

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Accounts payable	$41,436	$27,986
Accrued liabilities	54,551	46,085
Income taxes	9,968	6,180
Current maturities of long-term debt and short-term borrowings	70,453	10,398
Total current liabilities	176,408	90,649

Long-term debt	151,621	151,287
Deferred income taxes	13,190	11,686
Employee benefit plan obligations	23,530	24,713
Other long-term liabilities	5,234	5,358

Commitments and Contingencies	-	-

Shareowners' equity:
Common shares (65,000 shares authorized, $.10 par value)
outstanding (22,892 and 23,091, respectively)	2,289	2,309
Additional capital	108,095	105,428
Retained earnings	256,333	246,324
Accumulated other comprehensive income	35,569	24,483
Total shareowners' equity	402,286	378,544
Total liabilities and shareowners' equity	$772,269	$662,237
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Six Months Ended
	June 28,	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$23,429	$11,537
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,318	9,976
Stock-based compensation	2,196	2,400
Deferred income taxes	782	1,095
Loss on disposals of plant and equipment	49	464
Changes in assets and liabilities:
Receivables	(46,106)	(23,112)
Inventories	(17,013)	(30,411)
Accounts payable and other accrued expenses	11,327	(1,583)
Accrued income taxes	2,508	(4,258)
Excess tax from share-based compensation arrangements	(122)	(1,169)
Employee benefit plans	(1,204)	1,125
Other, net	(6,736)	(3,559)
Net cash flows from operating activities	(18,572)	(37,495)

Cash flows from investing activities:
Additions to property, plant and equipment	(12,566)	(10,697)
Proceeds from sale of property, plant and equipment	10	303
Additions to other assets	(700)	(3)
Purchases of securities	(9,000)	(146,700)
Proceeds from sale of securities	9,000	124,607
Cash paid for acquisitions	(38,331)	(13,331)
Proceeds from sale of business	-	1,310
Net cash flows from investing activities	(51,587)	(44,511)

Cash flows from financing activities:
Additions to short-term debt	70,000	-
Repayment of short-term debt	(10,019)	-
Additions to long-term debt	83	160,000
Repayment of long-term debt	(950)	(60,161)
Proceeds from issuance of common stock	353	2,165
Excess tax from share-based compensation arrangements	122	1,169
Purchases of common stock	(7,813)	(8,118)
Reduction of loan to ESOP Trust	-	200
Dividends paid	(5,632)	(5,308)
Net cash flows from financing activities	46,144	89,947

Effect of exchange rate changes on cash	1,598	(212)
Net change in cash and equivalents	(22,417)	7,729
Cash and equivalents at beginning of period	65,252	33,956
Cash and equivalents at end of period	$42,835	$41,685

Cash paid for income taxes	$8,377	$11,740
Cash paid for interest	$5,580	$2,371

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$381	$355
Payable to seller of Healy Systems, Inc.	$1,892	$825
Capital equipment lease	$1,093	$-
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheet as of December 29, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 28, 2008 and for the  second quarter and six months ended, June 28, 2008 and June 30, 2007, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the second quarter and six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2009. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended December 29, 2007.

2.  ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements.  This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company’s adoption of this statement had no impact on its consolidated financial position, results of operations and cash flows.  The Company also adopted the deferral provisions of SFAS No. 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement was effective as of the beginning of the first fiscal year beginning after November 15, 2007.  Upon the Company’s adoption of SFAS No. 159, it did not elect the fair value option for any assets or liabilities.  Therefore this statement had no impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations—a replacement of FASB No. 141.  SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Earlier adoption is prohibited.  The Company is in the process of determining the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows.  SFAS No. 141(R) generally applies to acquisitions completed after its effective date.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS  No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS  No. 141(R), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is in the process of determining the impact of adopting this new accounting position on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not believe that this new accounting principle will have a material impact on its consolidated financial position, results of operations and cash flows.

3.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement, which provides a framework for measuring fair value under GAAP.  The adoption of this statement had an immaterial impact on our financial statements.  The Company also adopted the deferral provisions of SFAS No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

The Company designates the cash equivalents as Level 1, as they are Money Market accounts backed by Treasury Bills.  As of June 28, 2008, and December 29, 2007, our assets measured at fair value on a recurring basis were as follows:

(in millions)	June 28, 2008	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$17.8	$17.8	$-	$-

	December 29, 2007	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$36.2	$36.2	$-	$-

4.  INVESTMENTS – SECURITIES

As of June 28, 2008 and December 29, 2007 the Company held no investments in financial securities.  Income generated from investments held in the first half of 2008 was included in “Other income (expense)” in the statement of income.  Cash paid for these securities and proceeds from the sale of these securities were included in the “Cash flows from investing activities” section of the cash flows statements.

5. EQUITY INVESTMENTS

The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the face of the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses and dividends. The carrying value of the investment was $7.3 million and $6.9 million as of June 28, 2008, and December 29, 2007, respectively.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income/(expense)” in the Company’s statements of income, was $0.2 million and $0.3 million, for the second quarter ended June 28, 2008 and June 30, 2007, respectively and $0.4 million for the six months ended June 28, 2008 and June 30, 2007.

6. INTANGIBLE ASSETS AND GOODWILL

The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	June 28, 2008		December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$6.9	$(3.5)	$6.3	$(3.3)
Supply agreements	7.2	(5.3)	7.2	(5.0)
Technology	6.8	(1.0)	6.1	(0.8)
Customer relationships	57.6	(4.6)	48.3	(2.8)
Other	2.5	(2.1)	2.1	(2.0)
Total	$81.0	$(16.5)	$70.0	$(13.9)

Unamortized intangibles:
Trade names	18.9	-	10.9	-
Total intangibles	$99.9	$(16.5)	$80.9	$(13.9)

Amortization expense related to intangible assets for the second quarters ended June 28, 2008 and June 30, 2007 was $1.1 million and $1.0 million, respectively, and for the six months ended June 28, 2008 and June 30, 2007, $2.4 million and $1.7 million, respectively.  Increases are related to acquisitions.

Amortization expense is projected as follows:

(In millions)	2008	2009	2010	2011	2012
	$4.7	$4.5	$4.4	$4.3	$4.0

The changes in the carrying amount of goodwill for the six months ended June 28, 2008, are as follows:

(In millions)	Water	Fueling
	Systems	Systems	Consolidated
Balance as of December 29, 2007	$92.9	$47.1	$140.0
Increase in goodwill acquired	35.2	-	35.2
Purchase accounting adjustments	(26.5)	2.0	(24.5)
Foreign currency translation	1.6	-	1.6
Balance as of June 28, 2008	$103.2	$49.1	$152.3

The acquired goodwill in the Water Systems segment was related to the Company’s acquisition of Industrias Schneider SA, in first quarter 2008.

Purchase accounting adjustments included the completed valuation of certain assets and liabilities including property, plant, and equipment, and intangible assets related to the acquisition of Pump Brands (Pty) Limited.

7. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans – As of June 28, 2008, the Company maintained three domestic pension plans and one German pension plan.  The Company uses a December 31 measurement date for its plans.

The following table sets forth aggregated net periodic benefit cost for the second quarter and six months ended June 28, 2008 and June 30, 2007:

(In millions)	Pension Benefits		Pension Benefits
	Second Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Service cost	$1.0	$1.1	$2.1	$2.3
Interest cost	2.2	2.1	4.5	4.6
Expected return on assets	(2.7)	(2.5)	(5.4)	(5.6)
Loss	-	-	0.1	0.1
Prior service cost	0.2	0.3	0.3	0.7
Settlement cost	0.1	-	0.2	-
Total net periodic benefit cost	$0.8	$1.0	$1.8	$2.1

The following table sets forth other benefit cost for the second quarter and six months ended June 28, 2008 and June 30, 2007:

(In millions)	Other Benefits		Other Benefits
	Second Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Service cost	$-	$-	$-	$0.1
Interest cost	0.1	0.2	(0.1)	0.4
Obligation/asset	-	0.1	(0.1)	0.2
Loss	-	-	-	-
Prior service cost	-	0.1	-	0.1
Settlement cost	-	-	-	-
Total net periodic benefit cost	$0.1	$0.4	$(0.2)	$0.8

Through June 28, 2008, the Company made contributions to the plans of $3.1 million.

8. INCOME TAXES

The effective tax rate on income before income taxes in 2008 and 2007 varies from the United States statutory rate of 35 percent primarily due to the effects of state and foreign income taxes net of federal tax benefits.

9. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

As of the beginning of fiscal year 2008, the Company had unrecognized tax benefits of $2.0 million, excluding accrued interest and penalties.  The unrecognized tax benefits were reduced by $0.2 million for state income tax liabilities based on an evaluation during the first quarter of 2008 and were reduced an additional $0.2 million due to the settlement of a state audit during the second quarter of 2008.  The Company had unrecognized tax benefits, excluding accrued tax and penalties, of $1.6 million for the six months ended June 28, 2008.  If recognized, the effective tax rate would be affected by the net unrecognized tax benefits of $1.1 million, which is net of a federal benefit of state tax of $0.5 million.

The Company recognizes interest and penalties related to unrecognized tax benefits as interest and operating expense, respectively. The Company accrued approximately $0.1 million for interest and penalties as of June 28, 2008 and approximately $0.2 million as of December 29, 2007.  Interest and penalties recorded during the second quarter ended June 28, 2008 were reduced $0.1 million  related to the settlement of a state audit.  Interest and penalties recorded during 2007 were not considered significant.

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

10. DEBT

On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (the “Agreement”). The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”).  The Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments, and the Company was in compliance with the covenants as of June 28, 2008 and December 29, 2007.  The Company had $60.0 million of outstanding borrowings under the Agreement at June 28, 2008.  The Company had no outstanding borrowings at December 29, 2007.

 On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement") in the amount of $175.0 million.  Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes).  The B-1 and B-2 Notes bear a coupon of 5.79 percent and have an average life of ten years with a final maturity in 2019.  Principal installments of $30.0 million are payable commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity.  The Prudential Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments, and the Company was in compliance with the covenants as of June 28, 2008 and December 29, 2007.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at June 28, 2008 and at December 29, 2007.

Long-term debt consisted of:

(In millions)	June 28,	December 29,
	2008	2007
Prudential Agreement - - 5.79 percent	$150.0	$150.0
Prudential Agreement - - 6.31 percent, principal payments of $10.0 million due in November 2008 ($2.1 million denominated in JPY at 6/28/08)	10.0	10.0
Capital leases	1.9	0.9
Other	0.2	0.8
Agreement - - average rate for second quarter 2008 was 3.0 percent
based on the London Interbank Offered Rates plus an interest spread	60.0	-
	222.1	161.7
Less current maturities	(70.5)	(10.4)
Long-term debt	$151.6	$151.3

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)

	Total	2008	2009	2010	2011	2012	More than 5 years
Debt	$220.2	$70.0	$-	$-	$-	$-	$150.2
Capital leases	1.9	0.5	0.8	0.3	0.3	-	-
	$222.1	$70.5	$0.8	$0.3	$0.3	$-	$150.2

11. EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	Second Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Numerator:
Net income	$15.3	$6.6	$23.4	$11.5

Denominator:
Basic
Weighted average common shares	22.9	23.1	23.0	23.1

Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.3	0.4	0.3	0.4

Adjusted weighted average common shares	23.2	23.5	23.3	23.5

Basic earnings per share	$0.67	$0.29	$1.02	$0.50

Diluted earnings per share	$0.66	$0.28	$1.01	$0.49

Anti-dilutive stock options	0.9	0.3	0.8	0.3

Anti-dilutive stock options price range – low	$32.19	$40.93	$32.19	$44.51
Anti-dilutive stock options price range – high	$48.87	$48.87	$48.87	$48.87

12. OTHER COMPREHENSIVE INCOME

Comprehensive income is as follows:
(In millions)	Second Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net income	$15.3	$6.6	$23.4	$11.5
Other comprehensive income:
Foreign currency translation adjustments	6.2	1.2	10.5	1.6
Pension liability adjustment, net of tax	0.4	0.4	0.6	1.0
Comprehensive income, net of tax	$21.9	$8.2	$34.5	$14.1

Accumulated other comprehensive income consists of the following:
(In millions)	June 28,	December 29,
	2008	2007
Cumulative foreign currency translation adjustments	$37.7	$27.2
Pension liability adjustment, net of tax	(2.1)	(2.7)
	$35.6	$24.5

13.  SEGMENT INFORMATION

Financial information by reportable business segment is included in the following summary:
(In millions)

	Second Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	Net sales to external customers
Water Systems	$157.4	$120.0	$294.1	$220.6
Fueling Systems	44.3	32.5	83.6	62.4
Other	-	-	-	-
Consolidated	$201.7	$152.5	$377.7	$283.0

	Second Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	Operating income (loss)
Water Systems	$26.2	$14.2	$41.2	$25.4
Fueling Systems	10.9	6.1	19.9	10.6
Other	(10.7)	(9.2)	(19.6)	(16.6)
Consolidated	$26.4	$11.1	$41.5	$19.4

	June 28, 2008	December 29, 2007
	Total assets
Water Systems	$495.4	$398.6
Fueling Systems	228.3	203.1
Other	48.6	60.5
Consolidated	$772.3	$662.2

Cash is the major asset group in “Other” of total assets.

14.  CONTINGENCIES AND COMMITMENTS

At June 28, 2008, the Company had $2.7 million of commitments primarily for the purchase of machinery and equipment and building expansions.

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

The changes in the carrying amount of the warranty accrual, as recorded in “Accrued liabilities” in the Company’s balance sheet for the six months ended June 30, 2008 are as follows:

(In millions)

Balance as of December 29, 2007	$9.7
Accruals related to product warranties	4.8
Reductions for payments made	(4.8)
Balance as of June 28, 2008	$9.7

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

The fair value of each option award for options granted or vesting after the adoption of FASB 123(R) is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period.  Options granted to retirement eligible employees  are immediately expensed. The Company uses historical data to estimate the expected volatility of its stock; the weighted average expected life, the period of time options granted are expected to be outstanding; and its dividend yield. The risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first six months ended June 28, 2008 and June 30, 2007 are as follows:

	June 28, 2008	June 30, 2007
Risk-free interest rate	2.91 - 3.15%	4.74 – 4.78%
Dividend yield	1.11 - 1.12%	0.65 – 0.67%
Weighted-average dividend yield	1.119%	0.653%
Volatility factor	0.3552 – 0.3714	0.3529 – 0.3701
Weighted-average volatility	0.3691	0.3554
Expected term	5.0 – 6.0 years	5.3 – 6.2 years
Forfeiture rate	3.61%	4.18%

A summary of the Company’s stock option plans activity and related information, for the six months ended June 28, 2008 and June 30, 2007 follows:

(shares in thousands)
	June 28, 2008		June 30, 2007
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding beginning of period	1,252	$29.99	1,398	$26.65
Granted	347	32.45	131	48.87
Exercised	(20)	17.63	(111)	20.57
Forfeited	(2)	37.67	(31)	29.38
Outstanding end of period	1,577	$30.68	1,387	$29.17
Expected to vest after applying forfeiture rate	1,555	$30.60	1,345	$28.87

Vested and exercisable end of period	1,025	$27.22	928	$24.50

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the six months ended June 28, 2008 is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding end of period	5.98	$15,510
Expected to vest after applying forfeiture rate	5.93	$15,403

Vested and exercisable end of period	4.43	$13,086

There were 10,000 options granted during the second quarter. The total intrinsic value of options exercised during the second quarter ended June 28, 2008 and June 30, 2007 was $0.2 million and $0.03 million, respectively.  There were no share-based liabilities paid during the second quarter 2008.

A summary of the Company’s nonvested shares activity and related information, for the six months ended June 28, 2008 and June 30, 2007 follows:

(shares in thousands)
	June 28, 2008		June 30, 2007
Nonvested Shares	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Nonvested at beginning of period	416	$39.99	556	$33.95
Granted	347	32.45	131	48.87
Vested	(210)	35.11	(203)	33.31
Forfeited	(2)	37.67	(26)	31.66
Nonvested at end of period	551	$37.11	458	$38.63

As of June 28, 2008, there was $5.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.76 years.

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

The stock awards are granted at the market value on the date of grant and the restricted stock awards cliff vest after either 4 or 5 years and the attainment of certain performance goals.  Dividends are paid to the recipient prior to vesting.  Stock awards granted to retirement eligible employees were immediately expensed in 2007 and 2008, while all other stock awards were expensed in a straight line amortization method over the 4 or 5 years.

A summary of the Company’s restricted stock award activity and related information, for the six months ended June 28, 2008 and June 30, 2007 follows:

(shares in thousands)
	June 28, 2008		June 30, 2007
Nonvested Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	61	$45.24	40	$43.39
Awarded	16	36.58	30	47.59
Vested	(8)	40.17	(7)	43.51
Forfeited	(1)	40.72	(3)	47.44
Nonvested at end of period	68	$43.84	60	$45.32

As of June 28, 2008, there was $1.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.19 years.

16.  RESTRUCTURING

The Company has completed Phase II of its Global Manufacturing Realignment Program.  Restructuring expenses, primarily manufacturing equipment relocation and production re-alignment, for the second quarters ended June 28, 2008 and June 30, 2007 was $0.0 million and $0.4 million, respectively, and for the six months ended June 28, 2008 and June 30, 2007, $0.1 million and $1.6 million, respectively.  As of June 29, 2008 and December 29, 2007, there was no restructuring reserve in the Company’s consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Q2 2008 vs. Q2 2007

OVERVIEW

Sales for the second quarter of 2008 were a record and up by $49.2 million or 32 percent from the same quarter last year.  The increase in sales was primarily related to sales from acquisitions. Acquired businesses were Pump Brands (South Africa), the pump division of Monarch Industries (Canada), Schneider Motobombas (Brazil), and Western Pumps (United States).  Sales and earnings growth was broad based and occurred across virtually all of the Company’s global business units and geographic regions.  Earnings increased in the second quarter primarily due to the higher sales volume.

RESULTS OF OPERATIONS

Net Sales
	Q2 2008	Q2 2007	2008 v 2007
	Net Sales
Water Systems	$157.4	$120.0	$37.4
Fueling Systems	44.3	32.5	11.8
Other	-	-	-
Consolidated	$201.7	$152.5	$49.2

Second quarter sales were a record $201.7 million, up $49.2 million or 32 percent compared to $152.5 million in 2007.  Sales from businesses acquired during the last 12 months were $30 million and these businesses achieved organic growth of $4.5 million or 18 percent.  Sales revenue increased by $7.0 million in the quarter due to foreign exchange rate changes.  Overall organic growth for the quarter, including organic growth achieved by acquired businesses and foreign exchange rate changes, was $23.7 million or 16 percent.

Net Sales-Water Systems
The Water Segment represented 78 percent of overall sales.  Water Systems sales worldwide were $157.4 million, up $37.4 million or 31 percent for the second quarter of 2008 compared to the same period for 2007.  Organic sales growth including organic growth from acquired businesses was 10 percent. This core organic growth occurred in spite of the residential housing industry decline and weak general economic conditions in several key geographic markets. In the United States sales of submersible pumps and motors grew at a double digit pace.  The Company experienced strong sales growth to agricultural customers as farmers invested to expand and upgrade their operations.  The Company also continued to gain share in the submersible pump market.

Net Sales-Fueling Systems
The Fueling Segment represented 22 percent of overall sales.  Fueling Systems sales worldwide were $44.3 million, an increase of $11.8 million or 37 percent for the second quarter of 2008 compared to the same period for 2007.  All of the sales increase for the quarter was organic.  Fueling revenue growth was led by vapor recovery system sales in California and sales in international markets.

Cost of Sales
Cost of sales as a percent of net sales for the second quarter of 2008 and 2007 was 67.9 percent and 71.6 percent, respectively. Cost of sales as a percent of net sales decreased in the second quarter of 2008 from 2007 primarily for three reasons; fixed cost leverage which resulted from higher worldwide sales volume combined with controlled increases in the Company’s fixed cost base; a favorable product mix shift as the Company experienced strong sales of large pumps and motors to agricultural customers in a number of global markets and stronger Fueling Systems sales; and reduced promotional pricing activity in the United States.  The Company’s gross profit margin for the second quarter of 2008 and 2007 was 32.1 percent and 28.4 percent, respectively.  The Company’s gross profit was $64.7 million, up by $21.4 million and represented an increase of 370 basis points in gross margin from the second quarter of 2007.  Of the increase in gross profit, about $13.6 million was the result of volume, price and sales mix improvements; and about $8.0 million was attributable to the acquisitions. These improvements, however, were partially offset by higher material, freight and warranty expenses netting to the $21.4 million change in gross profit in the quarter versus 2007.

Restructuring Expenses
There were no restructuring charges in the second quarter of 2008 and there were $0.4 million in the second quarter of 2007.

Selling, General and Administrative Expenses (“SG&A”)
SG&A increased by $6.5 million in the second quarter of 2008 compared to the second quarter last year. The acquisitions added approximately $5.6 million of SG&A  to the Water Systems segment for the second quarter of 2008.  Other SG&A increases were primarily related to higher compensation expenses.  Second quarter SG&A expenses as a percentage of sales declined by 190 basis points versus prior year.

Operating Income
Operating income was a record in the second quarter 2008.
	Q2 2008	Q2 2007	2008 v 2007
	Operating income (loss)
Water Systems	$26.2	$14.2	$12.0
Fueling Systems	10.9	6.1	4.8
Other	(10.7)	(9.2)	(1.5)
Consolidated	$26.4	$11.1	$15.3

Operating Income-Water Systems
Water Systems operating income was $26.2 million for the quarter, up $12.0 million or 85 percent versus the second quarter of 2007.  Operating margins improved versus prior year by 480 basis points.  Water Systems segment margin improvements were the result of higher sales volumes, which combined with spending controls, resulted in fixed cost leverage during the quarter.  Water Systems margins also benefited from reduced promotional price activity and favorable product mix shifts.

Operating Income-Fueling Systems
Fueling Systems operating income was $10.9 million, an increase of $4.8 million or about 80 percent versus second quarter 2007.  Operating margins improved versus prior year by 590 basis points.  The margin improvement primarily resulted from fixed cost leverage due to higher sales.

Operating Income-Other
Other operating income is composed primarily of unallocated general and administrative expenses.  General and administrative expense increases were primarily due to the integration of general and administrative expenses of acquired businesses into the unallocated corporate costs. Other general and administrative increases were related to higher compensation expenses.

Interest Expense
Interest expense for the second quarter of 2008 and 2007 was $2.8 million and $2.2 million, respectively. Interest expense increased in 2008 due primarily to debt increases associated with the acquisitions, as well as increased working capital for inventory and accounts receivable.

Other income/(expense)
Included in “Other income/(expense)” for the second quarter of 2008 and 2007 was interest income of $0.5 million and $0.6 million, respectively, primarily derived from short-term investments; and income from equity investments of $0.2 million and $0.4 million, respectively.  Also included in the second quarter of 2008 was an expense of $0.9 million related to a settlement of a trademark licensing dispute.

Foreign Exchange
Foreign currency-based transactions produced a loss for the second quarter of 2008 of about $0.1 million primarily due to euro rate changes relative to other currencies in Europe.  Foreign currency-based transactions produced a gain for the same quarter of 2007 of $0.4 million due to euro rate changes relative to the U.S. dollar and changes relative to other currencies in Europe.

Income Taxes
The provision for income taxes in the second quarter of 2008 and 2007 was $8.0 million and $3.6 million, respectively. The projected effective tax rate for the balance of 2008 is 34.7 percent, a decrease from the prior year’s rate of 35.3 percent.  The effective tax rate differs from the United States statutory rate of 35.0 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits.

Net Income
Net income for the second quarter of 2008 was $15.3 million, or $0.66 per diluted share, compared to 2007 second quarter net income of $6.6 million or $0.28 per diluted share.

First Half of 2008 VS First half of 2007

OVERVIEW

Sales for the first half of 2008 were up from the first half of 2007 by $94.7 million or about 33 percent. The increase in sales was primarily due to acquisitions. Earnings increased in 2008 primarily due to the higher sales and improved margins. The margin has improved due to lower fixed cost spending and fixed cost leverage due to higher sales, favorable product mix shift to Fueling Systems product sales and Water Systems product sales to agricultural customers.

RESULTS OF OPERATIONS

Net Sales
	YTD 6 2008	YTD 6 2007	2008 v 2007
	Net Sales
Water Systems	$294.1	$220.6	$73.5
Fueling Systems	83.6	62.4	21.2
Other	-	-	-
Consolidated	$377.7	$283.0	$94.7

Net sales for the first half of 2008 were $377.7 million, an increase of $94.7 million or 33 percent compared to the same period of 2007 sales of $283.0 million.  Sales from businesses acquired during the last 12 months were $58.7 million and these businesses achieved organic growth of $9.7 million or 20 percent.

Net Sales-Water Systems
Global Water Systems sales for the first half of 2008 increased by 33 percent from the same period a year ago.  Global Water Systems sales increased organically by 11 percent, including organic growth from acquired businesses versus the first half of 2007.  Volume changes in the first half were consistent with the changes stated above in the second quarter review.

Net Sales-Fueling Systems
Global Fueling Systems sales for the first half of 2008 were $83.6 million, an increase of $21.2 million or 34 percent compared to the same period for 2007.  All of the sales increase for the quarter was organic.  Fueling revenue growth was led by vapor recovery system sales in California and sales in international markets. Changes in selling price increased net sales by less than 5 percent in the first half of 2008.

Cost of Sales
Cost of sales as a percent of net sales for the first half of 2008 and 2007 was 69.2 percent and 70.9 percent, respectively. Correspondingly, the gross profit margin increased to 30.8 percent from 29.1 percent for reasons described above in the second quarter review.

Selling, General and Administrative Expenses (“SG&A”)
SG&A as a percent of net sales for 2008 and 2007 was 19.7 percent and 21.6 percent, respectively. SG&A  spending increased by $13.3 million in 2008 compared to first half of last year. The increase due to the inclusion of acquisitions was $11.6 million for the first half of 2008 compared to last year. Other first half 2008 SG&A increases were related to higher compensation expenses.

Restructuring Expenses
There was $0.1 million in expense during the first quarter 2008 and no restructuring charges in the second quarter of 2008 while there was $1.6 million in the first half of 2007.

Operating Income
Operating income was a record in the first half of 2008.

	YTD 6 2008	YTD 6 2007	2008 v 2007
	Operating income (loss)
Water Systems	$41.2	$25.4	$15.8
Fueling Systems	19.9	10.6	9.3
Other	(19.6)	(16.6)	(3.0)
Consolidated	$41.5	$19.4	$22.1

Operating Income-Water Systems
Water Systems operating income was $41.2 million for the first half of 2008, up $15.8 million or 62 percent versus the same period a year ago.  Operating margins improved versus prior year by 250 basis points. Water Systems operating income increased on higher sales volume and accretive income from acquisitions.  Other factors affecting the operating income for the Water Systems segment were higher material and freight costs offset by fixed cost spending reductions.

Operating Income-Fueling Systems
Fueling Systems operating income was $19.9 million, an increase of $9.3 million or about 88 percent versus the first half of 2007.  Operating margins improved versus prior year by 680 basis points.  Fueling Systems operating income improved primarily as a result of sales volume increases.

Operating Income-Other
Other operating income is composed primarily of unallocated general and administrative expenses.  General and administrative expense increases were primarily due to the integration of general and administrative expenses of acquired businesses into the unallocated corporate costs.

Interest Expense
Interest expense for the first half of 2008 and 2007 was $5.4 million and $3.4 million, respectively. Interest expense increased in 2008 due primarily to debt increases associated with the acquisitions, as well as increased working capital for inventory and accounts receivable.

Other income/(expense)
Included in “Other income/(expense)” for the first half of 2008 and 2007 was interest income of $1.0 million and $0.9 million, respectively, primarily derived from short-term investments; and income from equity investments of $0.4 million and $0.5 million, respectively.  Also included for the first half of 2008 was an expense of $0.9 million related to a settlement of a trademark licensing dispute.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first half of 2008 of about $0.4 million primarily due to euro rate changes relative to other euro currencies and to the U.S. dollar.  Foreign currency-based transactions were a gain in 2007, for the same period, of about $0.6 million.

Income Taxes
The provision for income taxes in 2008 and 2007 was $12.4 million and $6.3 million, respectively. The effective tax rates for the first half of 2008 and 2007 were 34.7 and 35.3 percent, respectively. The projected effective tax rate for the balance of 2008 is 34.7 percent, a decrease from the prior year’s rate of 35.3 percent.  The effective tax rate differs from the United States statutory rate of 35.0 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits.

Net Income
Net income for the first half of 2008 was $23.4 million, or $1.01 per diluted share, compared to the same half of 2007 net income of $11.5 million or $0.49 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Operating activities consumed approximately $18.6 million of cash during the six months ended June 28, 2008 compared to $37.5 million for the six months ended June 30, 2007.  The primary source of cash from operations in 2008 was earnings of

$23.4 million. The operating cash flows used in 2008 were primarily related to increases in receivables of $46.1 million and inventory of $17.0 million.  The increase in receivables was primarily due to the strong sales volume in the final weeks of the quarter.  The increase in inventory was primarily in finished goods due to seasonality and anticipated increased demand in fueling and international water markets offset by decreases in the Water Systems inventory in the United States.  The operating cash flow generated for the first half of 2007 was primarily related to net income of $11.5 million.  In 2007, accounts receivable increased approximately $23.1 million primarily due to sales growth, while inventories increased about $30.4 million, primarily in finished goods.

Net cash flows used in investing activities were $51.6 million and $44.5 million in the first half of 2008 and 2007, respectively.  In 2008, the Company paid an aggregate of $38.3 million for acquisitions, net of cash acquired, primarily for Schneider Motobombas in Brazil.  In the first six months of 2007, cash flows used to purchase securities were $22.1 million.  Uses of cash in 2008 and 2007 were also for the purchase of property, plant and equipment, of $12.6 million and $10.7 million, respectively.

Cash flows from financing activities were $46.1 million and $89.9 million in the first half of 2008 and 2007, respectively.  The Company received proceeds from debt net of repayments of $59.1 million and $99.9 million in the first six months of 2008 and 2007, respectively. The Company paid $5.6 million and $5.3 million in dividends on the Company’s common stock in the first half of 2008 and 2007, respectively.  The Company repurchased $7.8 million of common stock under the Company’s repurchase program in the first half of 2008 and $8.1 million in the first half of 2007.

Cash and cash equivalents at the end of the first six months of 2008 were $42.8 million compared to $41.7 million for the same period of 2007. The Company’s working capital and current ratio decreased in the first six months of 2008 from year end 2007 due to an increase in the current portion of debt.

On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month, $120.0 million revolving credit agreement (the “Agreement”). The Company had borrowings under the Agreement of $60.0 million at June 28, 2008 and none at December 29, 2007.  The remaining $60.0 million is unrestricted and available for use.

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

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at June 28, 2008 or at December 29, 2007.

The Company is subject to certain financial covenants with respect to borrowings, interest coverage, working capital, loans or advances, and investments. The Company was in compliance with the covenants as of June 28, 2008 and December 29, 2007.

At June 28, 2008, the Company had $2.7 million of commitments, primarily for the purchase of machinery and equipment and building expansions. Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet these current commitments and existing debt, and finance business growth.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Any forward-looking statements contained herein, including those relating to the Company’s financial results, business goals and sales growth, involve risks and uncertainties, included but not limited to risks and uncertainties with respect to general economic and currency conditions, various conditions specific to the Company’s business and industry, raw materials and transportation costs, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, technology factors, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks which are detailed in the Company’s Securities and Exchange Commission filings, included in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Exhibit 99.1 attached thereto.  These risks and uncertainties may cause actual results to differ materially from those indicated by the forward-looking statements. Any forward-looking statements included in this Form 10-Q are based upon information currently available, and the Company assumes no obligation to update any forward-looking statements.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a–15 and 15d–15 under the Exchange Act during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 explained that the Company had substantially completed a retrofit program in which it replaced a third party supplied component part in the nozzle of the Enhanced Vapor Recovery Systems installed in California filling stations.  In its discussions with the California Air Resources Board (“CARB”) the Company has learned that CARB or other California agencies may pursue administrative or legal proceedings alleging that the circumstances leading to the retrofit program violated California environmental executive orders and statutes.  The proceedings contemplated would have no effect on the Company’s sale of Enhanced Vapor Recovery Systems in California.  The Company does not expect the resolution of these matters, whether before or after any proceeding commences, to have a material effect on the Company’s financial condition or results of operations.

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

In April 2007, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. During the second quarter of 2008, the Company did not repurchase any of its stock.  The maximum number of shares that may still be purchased under the Company plan is 1,877,400.

ITEM 6. EXHIBITS

See the Exhibit Index located on page 24.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: August 7, 2008	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2008	By	/s/ John J. Haines
John J. Haines, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE SECOND QUARTER ENDED JUNE 28, 2008

Number	Description

3.1	By-Laws of Franklin Electric Co., Inc. as amended July 25, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8K filed on July 29, 2008)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002