Form 10-Q
period 2008-09-27
FRANKLIN ELECTRIC CO INC
filed 2008-11-06
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	September 27, 2008
$.10 par value	23,004,059 shares

FRANKLIN ELECTRIC CO., INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income for the Third Quarter and Nine Months Ended September 27, 2008 and September 29, 2007	3

	Condensed Consolidated Balance Sheets as of September 27, 2008 and December 29, 2007	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 2008 and September 29, 2007	5

	Notes to Condensed Consolidated Financial Statements	6-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	22

Signatures		23

Exhibit Index		24

Exhibits		25-28

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
(In thousands, except per share amounts)

Net sales	$215,815	$165,264	$593,521	$448,289
Cost of sales	149,347	117,307	410,877	318,090
Gross profit	66,468	47,957	182,644	130,199
Selling, general and administrative expenses	38,875	28,185	113,460	89,446
Restructuring expenses	0	342	82	1,949
Operating income	27,593	19,430	69,102	38,804
Interest expense	(2,684)	(2,286)	(8,088)	(5,694)
Other income	626	699	783	1,918
Foreign exchange gain/(loss)	436	(203)	45	443
Income before income taxes	25,971	17,640	61,842	35,471
Income taxes	8,711	5,956	21,153	12,250
Net income	$17,260	$11,684	$40,689	$23,221

Per share data:
Basic earnings	$0.75	$0.51	$1.77	$1.01

Diluted earnings	$0.74	$0.50	$1.75	$0.99

Dividends per common share	$0.13	$0.12	$0.38	$0.35

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)	September 27,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and equivalents	$60,827	$65,252
Receivables, less allowances of $2,478 and $2,594, respectively	98,891	64,972
Inventories:
Raw materials	67,657	57,958
Work-in-process	18,152	17,128
Finished goods	101,514	99,974
LIFO reserve	(22,926)	(18,914)
	164,397	156,146
Deferred income taxes	17,181	17,127
Other current assets	10,987	5,982
Total current assets	352,283	309,479

Property, plant and equipment, at cost:
Land and buildings	77,732	64,350
Machinery and equipment	174,344	161,280
Furniture and fixtures	12,494	12,595
Other	19,266	16,909
	283,836	255,134
Allowance for depreciation	(132,369)	(120,203)
	151,467	134,931

Intangible assets	80,372	66,925
Goodwill	150,869	140,034
Deferred income taxes	747	-
Other assets	11,973	10,868
Total assets	$747,711	$662,237

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Accounts payable	$34,214	$27,986
Accrued liabilities	56,344	46,085
Income taxes	10,468	6,180
Current maturities of long-term debt and short-term borrowings	35,319	10,398
Total current liabilities	136,345	90,649

Long-term debt	166,456	151,287
Deferred income taxes	14,301	11,686
Employee benefit plan obligations	20,643	24,713
Other long-term liabilities	5,287	5,358

Commitments and Contingencies	-	-

Shareowners' equity:
Common shares (65,000 shares authorized, $.10 par value)
outstanding (23,004 and 23,091, respectively)	2,300	2,309
Additional capital	112,284	105,428
Retained earnings	270,730	246,324
Accumulated other comprehensive income	19,365	24,483
Total shareowners' equity	404,679	378,544
Total liabilities and shareowners' equity	$747,711	$662,237
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Nine Months Ended
	September 27,	September 29,
	2008	2007
Cash flows from operating activities:
Net income	$40,689	$23,221
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,349	14,729
Stock-based compensation	2,940	3,112
Deferred income taxes	1,814	1,643
Loss on disposals of plant and equipment	76	455
Changes in assets and liabilities:
Receivables	(31,132)	(13,575)
Inventories	(5,972)	(32,363)
Accounts payable and other accrued expenses	7,938	(1,438)
Accrued income taxes	4,379	678
Excess tax from share-based compensation arrangements	(804)	(1,594)
Employee benefit plans	(3,479)	1,634
Other, net	(6,976)	(7,401)
Net cash flows from operating activities	27,822	(10,899)

Cash flows from investing activities:
Additions to property, plant and equipment	(17,781)	(18,564)
Proceeds from sale of property, plant and equipment	10	303
Additions to other assets	(749)	(3)
Purchases of securities	(9,000)	(246,700)
Proceeds from sale of securities	9,000	240,694
Cash paid for acquisitions	(38,392)	(36,836)
Proceeds from sale of business	-	1,310
Net cash flows from investing activities	(56,912)	(59,796)

Cash flows from financing activities:
Proceeds from revolver	70,000	-
Repayment of revolver	(30,019)	-
Proceeds from long-term debt	-	200,000
Repayment of long-term debt	(1,087)	(100,322)
Proceeds from issuance of common stock	3,127	3,004
Excess tax from share-based payment arrangements	804	1,594
Purchases of common stock	(7,813)	(8,118)
Reduction of loan to ESOP Trust	-	200
Dividends paid	(8,494)	(8,063)
Net cash flows from financing activities	26,518	88,295

Effect of exchange rate changes on cash and equivalents	(1,853)	2,080
Net change in cash and equivalents	(4,425)	19,680
Cash and equivalents at beginning of period	65,252	33,956
Cash and equivalents at end of period	$60,827	$53,636

Cash paid for income taxes	$14,783	$12,389
Cash paid for interest	$8,362	$4,845

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$341	$438
Payable to seller of Healy Systems, Inc.	$2,443	$1,126
Capital equipment lease	$1,039	$-
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheet as of December 29, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 27, 2008 and for the third quarter and nine months ended, September 27, 2008 and September 29, 2007, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the third quarter and nine months ended September 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2009. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended December 29, 2007.

2.  ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements.  This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company’s adoption of this statement had no impact on its consolidated financial position, results of operations and cash flows.  The Company also adopted the deferral provisions of SFAS No. 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.  The Company is in the process of determining the impact of adopting SFAS No. 157-2 on its consolidated financial position, results of operations and cash flows.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement is effective as of November 15, 2008. The Company does not believe that this new accounting principle will have a material impact on its consolidated financial position, results of operations and cash flows.

3.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement, which provides a framework for measuring fair value under GAAP.  The adoption of this statement had no impact on the Company’s financial statements.  The Company also adopted the deferral provisions of SFAS No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.  The Company is in the process of determining the impact of adopting SFAS No. 157-2 on its consolidated financial position, results of operations and cash flows.

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

The Company designates the cash equivalents as Level 1, as they are Money Market accounts backed by Treasury Bills.  As of September 27, 2008, and December 29, 2007, our assets measured at fair value on a recurring basis were as follows:

(In millions)	September 27, 2008	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$27.4	$27.4	$-	$-

	December 29, 2007	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$36.2	$36.2	$-	$-

4.  INVESTMENTS – SECURITIES

As of September 27, 2008 and December 29, 2007, the Company held no investments in financial securities. Income generated from investments for the first nine months of 2008 was included in “Other income” in the statement of income.  Cash paid for these securities and proceeds from the sale of these securities were included in the “Cash flows from investing activities” section of the cash flows statements.

5. EQUITY INVESTMENTS

The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the face of the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses and dividends. The carrying value of the investment was $7.5 million and $6.9 million as of September 27, 2008, and December 29, 2007, respectively. The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income” in the Company’s statements of income, was $0.1 million and $0.1 million, for the third quarter ended September 27, 2008 and September 29, 2007, respectively and $0.5 million and $0.6 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.

6. INTANGIBLE ASSETS AND GOODWILL

The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	September 27, 2008		December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$6.8	$(3.7)	$6.3	$(3.3)
Supply agreements	7.2	(5.5)	7.2	(5.0)
Technology	6.8	(1.1)	6.1	(0.8)
Customer relationships	56.5	(5.1)	48.3	(2.8)
Other	2.3	(2.0)	2.1	(2.0)
Total	$79.6	$(17.4)	$70.0	$(13.9)

Unamortized intangibles:
Trade names	18.1	-	10.9	-
Total intangibles	$97.7	$(17.4)	$80.9	$(13.9)

Amortization expense related to intangible assets for the third quarter ended September 27, 2008 and September 29, 2007 was $1.1 million and $0.9 million, respectively, and for the nine months ended September 27, 2008 and September 29, 2007, $3.5 million and $2.6 million, respectively. Increases are related to acquisitions.

Amortization expense is projected as follows:

(In millions)	2008	2009	2010	2011	2012
	$4.7	$4.5	$4.4	$4.3	$3.9

The changes in the carrying amount of goodwill for the nine months ended September 27, 2008, are as follows:

(In millions)	Water	Fueling
	Systems	Systems	Consolidated
Balance as of December 29, 2007	$92.9	$47.1	$140.0
Increase in goodwill acquired	35.3	-	35.3
Purchase accounting adjustments	(26.4)	3.6	(22.8)
Foreign currency translation	(1.6)	-	(1.6)
Balance as of September 27, 2008	$100.2	$50.7	$150.9

The acquired goodwill in the Water Systems segment was primarily related to the Company’s acquisition of Industrias Schneider SA, in the first quarter 2008.

Purchase accounting adjustments included the completed valuation of certain assets and liabilities including property, plant, and equipment, and intangible assets related to the acquisition of Pump Brands (Pty) Limited, and the preliminary valuation of Industrias Schneider SA.

7. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans – As of September 27, 2008, the Company maintained three domestic pension plans and one German pension plan.  The Company uses a December 31 measurement date for its plans.

The following table sets forth aggregated net periodic benefit cost for the third quarter and nine months ended September 27, 2008 and September 29, 2007:

(In millions)	Pension Benefits		Pension Benefits
	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Service cost	$0.9	$0.9	$2.8	$3.2
Interest cost	2.3	1.5	6.8	6.0
Expected return on assets	(2.7)	(1.7)	(8.1)	(7.4)
Obligation/asset	-	-	-	0.1
Loss	0.1	-	0.2	0.1
Prior service cost	0.2	0.2	0.5	0.9
Settlement cost	0.1	-	0.4	-
Total net periodic benefit cost	$0.9	$0.9	$2.6	$2.9

The following table sets forth other benefit cost for the third quarter and nine months ended September 27, 2008 and September 29, 2007:

(In millions)	Other Benefits		Other Benefits
	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Service cost	$-	$-	$-	$0.1
Interest cost	0.1	0.2	(0.1)	0.6
Obligation/asset	-	0.1	(0.1)	0.2
Loss	-	-	-	-
Prior service cost	-	-	-	0.1
Settlement cost	-	-	-	-
Total net periodic benefit cost	$0.1	$0.3	$(0.2)	$1.0

Through September 27, 2008, the Company made contributions to the plans of $7.6 million.  A continuation of the volatility of interest rates and negative equity returns under current market conditions may result in greater contributions to the Plan in the future.  The amount of contributions necessary or desirable to be made to the Plan cannot be determined until actuarial analysis based on the Plan’s year end valuation at December 31, 2008 has been completed.

8. INCOME TAXES

The effective tax rate on income before income taxes in 2008 and 2007 varies from the United States statutory rate of 35 percent primarily due to the effects of state and foreign income taxes net of federal tax benefits.

9. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

As of the beginning of fiscal year 2008, the Company had unrecognized tax benefits of $2.0 million, excluding accrued interest and penalties.  The unrecognized tax benefits were reduced by $0.2 million for state income tax liabilities based on an evaluation during the first quarter of 2008 and were reduced an additional $0.2 million due to the settlement of a state audit during the second quarter of 2008.  There was no change in the third quarter of 2008.  The Company had unrecognized tax benefits, excluding accrued tax and penalties, of $1.6 million for the nine months ended September 27, 2008.  If recognized, the effective tax rate would be affected by the net unrecognized tax benefits of $1.1 million, which is net of a federal benefit of state tax of $0.5 million.

The Company recognizes interest and penalties related to unrecognized tax benefits as interest and operating expense, respectively. The Company’s reserve for interest and penalties as of September 27, 2008 and as of December 29, 2007 was approximately $0.1 million and $0.2 million, respectively.  Interest and penalties were reduced $0.1 million during the second quarter of 2008 related to the settlement of a state audit.  Interest and penalties recorded during 2007 were not considered significant.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

10. DEBT

On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (the “Revolver”). The Revolver provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”).  The Revolver contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments, and the Company was in compliance with the covenants as of September 27, 2008 and December 29, 2007.  The Company had $40.0 million of outstanding borrowings under the Revolver at September 27, 2008.  The Company had no outstanding borrowings at December 29, 2007.

 On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement") in the amount of $175.0 million.  Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes).  The B-1 and B-2 Notes bear a coupon of 5.79 percent and have an average life of ten years with a final maturity in 2019.  Principal installments of $30.0 million are payable commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity.  The Prudential Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments, and the Company was in compliance with the covenants as of September 27, 2008 and December 29, 2007.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at September 27, 2008 and at December 29, 2007.

Long-term debt consisted of:

(In millions)	September 27,	December 29,
	2008	2007
Prudential Agreement - - 5.79 percent	$150.0	$150.0
Prudential Agreement - - 6.31 percent, principal payments of $10.0 million due in November 2008 ($2.1 million denominated in JPY at 9/27/08)	10.0	10.0
Capital leases	1.6	0.9
Other debt	0.2	0.8
Revolver - - average rate for third quarter 2008 was 2.92 percent
based on the London Interbank Offered Rates plus an interest spread	40.0	-
	201.8	161.7
Less current maturities	(35.3)	(10.4)
Long-term debt	$166.5	$151.3

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)

	Total	2008	2009	2010	2011	2012	More than 5 years
Debt	$200.2	$35.0	$15.0	$-	$-	$-	$150.2
Capital leases	1.6	0.3	0.7	0.3	0.3	-	-
	$201.8	$35.3	$15.7	$0.3	$0.3	$-	$150.2

11. EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Numerator:
Net income	$17.3	$11.7	$40.7	$23.2

Denominator:
Basic
Weighted average common shares	23.0	23.0	22.9	23.1

Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.3	0.4	0.3	0.4

Adjusted weighted average common shares	23.3	23.4	23.2	23.5

Basic earnings per share	$0.75	$0.51	$1.77	$1.01

Diluted earnings per share	$0.74	$0.50	$1.75	$0.99

Anti-dilutive stock options	0.4	0.3	0.8	0.3

Anti-dilutive stock options price range – low	$32.19	$40.93	$32.19	$44.51
Anti-dilutive stock options price range – high	$48.87	$48.87	$48.87	$48.87

12. OTHER COMPREHENSIVE INCOME

Comprehensive income is as follows:
(In millions)	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net income	$17.3	$11.7	$40.7	$23.2
Other comprehensive income:
Foreign currency translation adjustments	(16.4)	7.1	(5.9)	8.7
Pension liability adjustment, net of tax	0.2	0.4	0.7	1.4
Comprehensive income, net of tax	$1.1	$19.2	$35.5	$33.3

Accumulated other comprehensive income consists of the following:
(In millions)	September 27,	December 29,
	2008	2007
Cumulative foreign currency translation adjustments	$21.3	$27.2
Pension liability adjustment, net of tax	(2.0)	(2.7)
	$19.3	$24.5

13.  SEGMENT INFORMATION

Financial information by reportable business segment is included in the following summary:
(In millions)

	Third Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	Net sales to external customers
Water Systems	$154.6	$133.6	$448.7	$354.2
Fueling Systems	61.2	31.7	144.8	94.1
Other	-	-	-	-
Consolidated	$215.8	$165.3	$593.5	$448.3

	Third Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	Operating income (loss)
Water Systems	$18.6	$21.1	$59.8	$46.5
Fueling Systems	19.3	5.2	39.2	15.8
Other	(10.3)	(6.8)	(29.8)	(23.5)
Consolidated	$27.6	$19.4	$69.1	$38.8

	September 27, 2008	December 29, 2007
	Total assets
Water Systems	$463.1	$398.6
Fueling Systems	226.8	203.1
Other	57.8	60.5
Consolidated	$747.7	$662.2

Cash is the major asset group in “Other” of total assets. The above tables may not add due to rounding.

14.  CONTINGENCIES AND COMMITMENTS

At September 27, 2008, the Company had $2.4 million of commitments primarily for the purchase of machinery and equipment and building expansions.

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

The changes in the carrying amount of the warranty accrual, as recorded in “Accrued liabilities” in the Company’s balance sheet for the nine months ended September 27, 2008 are as follows:

(In millions)

Balance as of December 29, 2007	$9.7
Accruals related to product warranties	7.4
Reductions for payments made	(7.4)
Balance as of September 27, 2008	$9.7

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

The fair value of each option award for options granted or vesting after the adoption of FASB 123(R) is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period.  Options granted to retirement eligible employees are immediately expensed. The Company uses historical data to estimate the expected volatility of its stock; the weighted average expected term, the period of time options granted are expected to be outstanding; and its dividend yield. The risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first nine months ended September 27, 2008 and September 29, 2007 are as follows:

	September 27, 2008	September 29, 2007
Risk-free interest rate	2.91 - 3.15%	4.74 – 4.78%
Dividend yield	1.11 - 1.12%	0.65 – 0.67%
Weighted-average dividend yield	1.119%	0.653%
Volatility factor	0.3552 – 0.3714	0.3529 – 0.3701
Weighted-average volatility	0.3691	0.3554
Expected term	5.0 – 6.0 years	5.3 – 6.2 years
Forfeiture rate	3.61%	4.18%

A summary of the Company’s stock option plans activity and related information for the nine months ended September 27, 2008 and September 29, 2007 follows:

(Shares in thousands)
	September 27, 2008		September 29, 2007
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding beginning of period	1,252	$29.99	1,398	$26.65
Granted	347	32.45	131	48.87
Exercised	(133)	23.51	(151)	20.59
Forfeited	(8)	37.87	(32)	29.38
Outstanding end of period	1,458	$31.12	1,346	$29.43
Expected to vest after applying forfeiture rate	1,439	$31.60	1,304	$29.13

Vested and exercisable end of period	919	$27.64	890	$24.72

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the nine months ended September 27, 2008 is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding end of period	5.83	$20,747
Expected to vest after applying forfeiture rate	5.79	$20,561

Vested and exercisable end of period	4.17	$16,108

There were no options granted during the third quarter. The total intrinsic value of options exercised during the third quarter ended September 27, 2008 and September 27, 2007 was $2.7 million and $1.2 million, respectively.  There were no share-based liabilities paid during the third quarter 2008.

A summary of the Company’s nonvested shares activity and related information for the nine months ended September 27, 2008 and September 29, 2007 follows:

(Shares in thousands)
	September 27, 2008		September 29, 2007
Nonvested Shares	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Nonvested at beginning of period	416	$39.99	556	$33.95
Granted	347	32.45	131	48.87
Vested	(217)	35.25	(205)	33.40
Forfeited	(8)	37.69	(26)	31.66
Nonvested at end of period	538	$37.07	456	$38.61

As of September 27, 2008, there was $5.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.51 years.

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

A summary of the Company’s restricted stock award activity and related information for the nine months ended September 27, 2008 and September 29, 2007 follows:

(Shares in thousands)
	September 27, 2008		September 29, 2007
Nonvested Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	61	$45.24	40	$43.39
Awarded	16	36.58	31	47.59
Vested	(8)	40.17	(8)	43.77
Forfeited	(1)	40.72	(3)	47.44
Nonvested at end of period	68	$43.84	60	$45.31

As of September 27, 2008, there was $1.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.94 years.

16.  RESTRUCTURING

The Company has completed Phase II of its Global Manufacturing Realignment Program.  Restructuring expenses, primarily manufacturing equipment relocation and production realignment, for the third quarters ended September 27, 2008 and September 29, 2007 were $0.0 million and $0.3 million, respectively, and for the nine months ended September 27, 2008 and September 29, 2007, $0.1 million and $1.9 million, respectively.  As of September 27, 2008 and December 29, 2007, there was no restructuring reserve in the Company’s consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Q3 2008//Q3 2007

OVERVIEW

Sales for the third quarter of 2008 were up 31 percent from the same quarter last year.  The increase in sales was primarily related to organic growth in the Fueling Systems segment and acquisitions.  The Water Systems segment represented 72 percent of overall sales during the quarter and grew by 16 percent during the third quarter.  The Fueling Systems segment represented 28 percent of overall sales during the quarter and grew by 93 percent versus the third quarter of the prior year.   Earnings increased in the third quarter of 2008 primarily due to the higher sales.

RESULTS OF OPERATIONS

Net Sales

	Q3 2008	Q3 2007	2008 v 2007
	Net Sales
Water Systems	$154.6	$133.6	$21.0
Fueling Systems	$61.2	$31.7	$29.5
Other	$-	$-	$-
Consolidated	$215.8	$165.3	$50.5

Third quarter sales were $215.8 million, up $50.5 million or 31 percent compared to $165.3 million in 2007.  Sales from businesses acquired during the last 12 months were $18.7 million and these businesses achieved organic growth of $3.2 million or 21 percent in the third quarter.  Sales revenue increased by $5.9 million in the quarter due to foreign exchange rate changes.  Overall organic growth for the quarter, including organic growth achieved by acquired businesses and foreign exchange rate changes, was $35.0 million or 21 percent.

Net Sales-Water Systems
Water Systems sales worldwide were $154.6 million, up $21.0 million or 16 percent for the third quarter of 2008 compared to the same period for 2007.  The Water Systems segment organic sales growth was 4 percent during the quarter including the organic growth from acquired companies. Water Systems sales in international markets represented 47 percent of total Water Systems sales and grew by 24 percent during the quarter. Sales in the US and Canada represented 53 percent of total sales and grew by 10 percent during the quarter. In most markets, sales of pumping systems products for agricultural and commercial applications experienced solid organic growth of about 8 percent, while the sales of pumping systems products for residential applications grew at a slower rate.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $61.2 million, up $29.5 million for the third quarter of 2008 compared to the same period for 2007. All of the Fueling Systems’ sales growth was organic. The sales increase was driven primarily by vapor recovery equipment sold into California. Fueling Systems sales also increased in key international markets including China, other areas of Asia, Latin America, Europe and the Middle East during the quarter.

Cost of Sales
Cost of sales as a percent of net sales for the third quarter of 2008 and 2007 was 69.2 percent and 71.0 percent, respectively. Cost of sales as a percent of net sales decreased in the third quarter of 2008 from 2007 primarily due to fixed cost leverage which resulted from higher worldwide sales volume combined with controlled increases in the Company’s fixed cost base. The Company’s gross profit margin for the third quarter of 2008 and 2007 was 30.8 percent and 29.0 percent, respectively.  The Company’s gross profit was $66.5 million, up by $18.5 million or 180 basis points from the third quarter of 2007.  Of the $18.5 million increase, about $12.4 was the result of volume and sales mix improvements; and about $5.9 million was attributable to the acquisitions. Sales price increases however, were partially offset by higher material, freight and warranty expenses in the quarter versus 2007.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (“SG&A”) expenses for the Company increased by $10.7 million in the third quarter of 2008 compared to the third quarter last year. The acquisitions of the pump division of Monarch Industries (Canada), Schneider Motobombas (Brazil), and Western Pumps (United States) added approximately $4.1 million of selling, general and administrative expenses to the Water Systems segment for the third quarter of 2008. Other SG&A expense changes included increased compensation and commissions of $4.8 million, and increased R&D related expenses of $0.5 million.

Restructuring Expenses
There were no restructuring expenses in third quarter of 2008 and $0.3 million in the third quarter of 2007.  During the fourth quarter of 2008 we expect to complete plans for the phased move of an estimated 500,000 man-hours of manufacturing activity to our low cost plant complex in Linares, Mexico by the middle of next year.  This move will significantly reduce both direct labor and fixed overhead costs.

Operating Income
Operating income was $27.6 million in the third quarter 2008 up $8.2 million from the third quarter, 2007 operating income of $19.4 million.

	Q3 2008	Q3 2007	2008 v 2007
	Operating income (loss)
Water Systems	$18.6	$21.1	$(2.5)
Fueling Systems	$19.3	$5.2	$14.1
Other	$(10.3)	$(6.9)	$(3.5)
Consolidated	$27.6	$19.4	$8.2

Operating Income-Water Systems
Water Systems operating income was $18.6 million for the quarter, down $2.5 million or 12 percent versus the third quarter of 2007.  Water Systems operating income margin was down 380 basis points from the third quarter of 2007. This decline was primarily driven by three factors. First, reduced manufacturing capacity utilization lowered operating income margin by 150 basis points. The reduced capacity utilization is the result of our decision to lower inventories, primarily in our North American factories. Our inventories in these factories at the end of the third quarter this year are 26 percent lower than third quarter last year, while our year to date sales from these factories are up approximately 10 percent.  Our plan is to continue curtailing production in order to reduce inventories through the fourth quarter of this year.  Second, operating expenses of acquired business units not included in the third quarter of 2007 have increased SG&A costs as a percentage of sales by about 100 basis points. Third, because the Company’s sales and earnings performance through September 2008 are significantly better than through September 2007, additional expenses for incentive compensation were incurred in the third quarter of 2008 which increased SG&A expenses as a percent of sales by 100 basis points.

Operating Income-Fueling Systems
Fueling Systems operating income was $19.3 million, an increase of $14.1 million or about 270 percent versus third quarter 2007.  Fueling Systems operating income margin was 31.5 percent in the third quarter, up significantly from the third quarter of 2007 primarily due to higher sales and leveraging on fixed costs.

Operating Income-Other
Operating income other is composed primarily of unallocated general and administrative expenses.  General and administrative expense increases were primarily due to the realignment of general and administrative expenses of acquired companies within the Water Systems segment into the corporate structure. Other SG&A increases were related to higher compensation expenses.

Interest Expense
Interest expense for the third quarter of 2008 and 2007 was $2.7 million and $2.3 million, respectively. Interest expense increased in 2008 due primarily to debt increases associated with the acquisitions, as well as, increased working capital for inventory and accounts receivable.

Other Income
Other income for the third quarter of 2008 and 2007 was $0.6 million and $0.7 million income, respectively. In other income for the third quarter of 2008 and 2007 was interest income of $0.6 million and $0.7 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.

Foreign Exchange
Foreign currency-based transactions produced a gain for the third quarter of 2008 of about $0.4 million primarily due to euro rate changes relative to other currencies.  Foreign currency-based transactions produced a loss for the same quarter 2007 of $0.2 million.

Income Taxes
The provision for income taxes in the third quarter of 2008 and 2007 was $8.7 million and $6.0 million, respectively. The projected effective tax rate for the balance of 2008 is 35.1 percent before the impact of once-off adjustments, compared to the prior year’s rate of 35.0 percent.  The once-off adjustments are related to discrete events such as state tax law changes and true-up of estimates.  The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits.

Net Income
Net income for the third quarter of 2008 was $17.3 million, or $0.74 per diluted share, compared to 2007 third quarter net income of $11.7 million or $0.50 per diluted share.

YTD 2008 // YTD 2007

OVERVIEW

Sales for the first nine months of 2008 were up from the first nine months of 2007 by $145.2 million or about 32 percent. The increase in sales was due to two factors; sales from the Company’s acquisitions, accounting for about 17 percentage points of the increase and by organic growth, accounting for about 15 percent. Earnings increased in 2008 primarily due to the higher sales and improved margins. The margin has improved as a result of improved fixed cost leverage due to higher sales and from a change in sales mix, primarily more Fueling Systems products.

RESULTS OF OPERATIONS

Net Sales

	YTD 9 2008	YTD 9 2007	2008 v 2007
	Net Sales
Water Systems	$448.7	$354.2	$94.5
Fueling Systems	$144.8	$94.1	$50.8
Other	$-	$-	$-
Consolidated	$593.5	$448.3	$145.2

Net sales for the first nine months of 2008 were $593.5 million, an increase of $145.2 million or 32 percent compared to the same period of 2007 sales of $448.3 million. Sales from businesses acquired during the last 12 months were $77.4 million and these businesses achieved organic growth of $12.8 million or 20 percent for the first nine months of 2008.  Sales revenue increased by $19.8 million in the first nine months of 2008 due to foreign exchange rate changes.  Overall organic growth for the first nine months of 2008, including organic growth achieved by acquired businesses and foreign exchange rate changes, was $80.7 million or 18 percent.

Net Sales-Water Systems
Global Water Systems sales for the first nine months of 2008 increased by 27 percent from the same period a year ago. Excluding acquisitions, global Water Systems sales increased by 8 percent versus the first nine months of 2007.

Net Sales-Fueling Systems
Global Fueling Systems sales for the first nine months of 2008 were $144.8 million, an increase of $50.8 million or 54 percent compared to the same period for 2007.  All of the sales increase was organic.  Fueling revenue growth was led by vapor recovery system sales into California and sales in international markets. Changes in selling price increased net sales by 5 percent in the first nine months of 2008.

Cost of Sales
Cost of sales as a percent of net sales for the first nine months of 2008 and 2007 was 69.2 percent and 71.0 percent, respectively. Correspondingly, the gross profit margin increased to 30.8 percent from 29.0 percent as a result of the same factors described above under the third quarter review. The Company’s gross profit was $182.6 million, up by $52.4 million or 180 basis points from the same period of 2007.  Of the $52.4 million increase, about $25.9 was the result of volume and sales mix improvements; and about $23.1 million was attributable to acquisitions.  Sales price increases, however, were partially offset by higher material, freight and warranty expenses in the quarter versus 2007.

Selling, General and Administrative (“SG&A”)
Selling, general and administrative (“SG&A”) expense as a percent of net sales for 2008 and 2007 was 19.1 percent and 20.0 percent, respectively. SG&A expense spending increased by $24.0 million in 2008 compared to the first nine months of last year.  Acquisitions added approximately $15.7 million of SG&A expenses to the Water Systems segment for the first nine months of 2008. Other SG&A expense changes included increased compensation and commissions of $7.7 million

Restructuring Expenses
There were $0.1 million in the first nine months of 2008 and $1.9 million in the first nine months of 2007.

Operating Income
Operating income was $69.1 million in the first nine months of 2008, up $30.3 million from the first nine months of 2007 operating income of $38.8 million.

	YTD 9 2008	YTD 9 2007	2008 v 2007
	Operating income (loss)
Water Systems	$59.8	$46.5	$13.3
Fueling Systems	$39.2	$15.8	$23.4
Other	$(29.8)	$(23.5)	$(6.4)
Consolidated	$69.1	$38.8	$30.3

Operating Income-Water Systems
Water Systems operating income was $59.8 million for the first nine months of 2008, up $13.3 million or 29 percent versus the same period a year ago.  Operating margins improved to 13.3 percent to sales in the first nine months of 2008 versus year ago margins of 13.1 percent of sales.  Water Systems operating income increased on higher sales volume and earnings from acquisitions, offset by the inventory reduction actions described above.

Operating Income-Fueling Systems
Fueling Systems operating income was $39.2 million, an increase of $23.4 million or about 148 percent versus the first nine months of 2007.  Operating margins improved to 27.1 percent of sales versus year ago period margins of 16.8 percent.  Fueling Systems operating income improved primarily as a result of sales volume increases.

Operating Income-Other
Operating income other is composed primarily of unallocated general and administrative expenses.  General and administrative expense increases were primarily due to the realignment of general and administrative expenses of acquired companies within the Water Systems segment into the corporate structure. Other SG&A increases were related to higher compensation expenses.

Interest Expense
Interest expense for the first nine months of 2008 and 2007 was $8.1 million and $5.7 million, respectively. Interest expense increased in 2008 due primarily to debt increases associated with acquisitions, as well as increased working capital for inventory and accounts receivable.

Other Income
Other income for the first nine months of 2008 and 2007 was $0.8 million income and $1.9 million income, respectively.  Included in “Other income” for the first nine months of both 2008 and 2007 was interest income of $1.6 million, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities. Also included in other income in the first nine months of 2008 and 2007 was income from equity investments of $0.5 million and $0.6 million.  Offsetting the 2008 income was a pre-tax expense of $0.9 million recorded in the second quarter to settle a trademark licensing dispute.

Foreign Exchange
For the first nine months of 2008 foreign currency-based transactions were not significant and were a gain of about $0.4 million for the same period in the prior year.

Income Taxes
The provision for income taxes in 2008 and 2007 was $21.2 million and $12.3 million, respectively. The effective tax rates for the first nine months of 2008 and 2007 were 34.2 and 34.5 percent, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits.

Net Income
Net income for the first nine months of 2008 was $40.7 million, or $1.75 per diluted share, compared to the first nine months of 2007 net income of $23.2 million or $0.99 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Operating activities provided approximately $27.8 million of cash during the nine months ended September 27, 2008 compared to cash consumption of $10.9 million for the nine months ended September 29, 2007.  The primary source of cash from operations in 2008 was earnings of $40.7 million, which were offset by working capital increases.

The operating cash flows used in 2008 were primarily related to increases in receivables of $31.1 million and inventory of $6.0 million. The increase in receivables was primarily due to the strong sales volume in the final weeks of the quarter. The increase in inventory was primarily due to increased demand in Fueling offset by decreases in the Water Systems inventory in the United States.  The operating cash flow generated for the first nine months of 2007 was primarily related to net income of $23.2 million. In 2007, accounts receivable increased approximately $13.6 million primarily due to sales growth, while inventories increased about $32.4 million, primarily in finished goods.

Net cash flows used in investing activities were $56.9 million and $59.8 million during the first nine months of 2008 and 2007, respectively. In 2008, the Company paid an aggregate of $38.4 million for acquisitions, net of cash acquired, primarily for Industrias Schneider in Brazil. In the first nine months of 2007, cash flow used for acquisitions was $36.8 relating to the Pump Brands (Pty) Limited and Monarch Industries acquisitions.  Uses of cash in 2008 and 2007 were also for the purchase of property, plant and equipment, of $17.8 million and $18.6 million, respectively.

Cash flows from financing activities were $26.5 million and $88.3 million during the first nine months of 2008 and 2007, respectively. The Company received proceeds from debt, net of repayments, of $38.9 million and $99.7 million in the first nine months of 2008 and 2007, respectively.  The Company paid $8.5 million and $8.1 million in dividends on the Company’s common stock in the first nine months of 2008 and 2007, respectively.  The Company repurchased $7.8 million of common stock under the Company’s repurchase program in the first nine months of 2008 and $8.1 million in the first nine months of 2007.

Cash and cash equivalents at the end of the first nine months of 2008 were $60.8 million compared to $53.6 million for the same period of 2007. The Company’s working capital and current ratio decreased in the first nine months of 2008 from year end 2007 due to an increase in the current portion of debt.

At September 27, 2008, the Company had $2.4 million of commitments, primarily for the purchase of machinery and equipment and building expansions. The Company’s net debt as a percent of total capital was 23 percent.  Management believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet these current commitments and service existing debt.  The Company is in compliance with the covenant restrictions of its credit agreements.  The uncertainty in the financial and credit markets has not impacted the liquidity of the Company and the Company’s existing bank and financing arrangements are sufficient to meet its operating needs.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Any forward-looking statements contained herein, including those relating to the Company’s financial results, business goals and sales growth, involve risks and uncertainties, included but not limited to risks and uncertainties with respect to general economic and currency conditions, availability of debt, various conditions specific to the Company’s business and industry, raw materials and transportation costs, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, technology factors, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks which are detailed in the Company’s Securities and Exchange Commission filings, included in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, in Exhibit 99.1 attached thereto, and in Part II, Item 1A of this Quarterly Report of Form 10-Q.  These risks and uncertainties may cause actual results to differ materially from those indicated by the forward-looking statements. Any forward-looking statements included in this Form 10-Q are based upon information currently available, and the Company assumes no obligation to update any forward-looking statements.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 explained that the Company had substantially completed a retrofit program in which it replaced a third party supplied component part in the nozzle of the Enhanced Vapor Recovery Systems installed in California filling stations.  The California Air Resources Board (“CARB” has given the Company an opportunity to review a Notice of Violation alleging that the circumstances leading to the retrofit program violated California environmental executive orders and statutes.  The proceedings contemplated would have no effect on the Company’s sale of Enhanced Vapor Recovery Systems in California.  The Company intends to accept CARB’s invitation to meet in order to attempt to resolve this matter, and does not expect the resolution of this matter, and any related proceedings involving local agencies, to have a material effect on the Company’s financial condition or results of operations.  This matter was also described in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2008.

ITEM 1A. RISK FACTORS

The Company’s business may be affected by the current economic environment.

The recent worldwide financial and credit market disruptions and uncertainty have reduced the availability of credit generally necessary to fund a continuation and expansion of global economic activity. The shortage of credit combined with recent substantial losses in equity markets and other economic developments could lead to an extended worldwide economic recession. A general slowdown in economic activity caused by a recession could adversely affect our business in several ways. A continuation or worsening of the current difficult financial and economic conditions could reduce sales and adversely affect our customers’ ability to meet the terms of sale and our suppliers’ ability to fully perform their commitments to us.  Given this uncertainty, the Company cannot predict what additional credit may be available in the future.  If additional credit is not available, it may impact the Company’s ability to complete acquisitions, develop new products or restructure existing operations among other effects.  Additionally, the cost of new credit in the future may be higher than the existing credit arrangements currently in place.

In addition, the financial disruption may have an effect on the Plan assets of the Defined Benefit Plans.  The amount of contributions necessary or desirable to be made to the Plan for 2009 cannot be determined until actuarial analysis based on the Plan’s year end valuation at December 31, 2008 has been completed.  A continuation of the volatility of interest rates and negative equity returns under current market conditions may result in greater contributions to the Plan in the future.

Additional Risks to the Company

Additional risk factors are set forth in Part 1, Item 1A, in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2007.  Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. During the third quarter of 2008, the Company did not repurchase any of its stock.  The maximum number of shares that may still be purchased under the Company plan is 1,877,400.

ITEM 6. EXHIBITS

See the Exhibit Index located on page 24.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: November 6, 2008	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2008	By	/s/ John J. Haines
John J. Haines, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRD QUARTER ENDED SEPTEMBER 27, 2008

Number	Description

10.1
Third Amendment to  Rights Agreement between Franklin Electric Co., Inc. and Wells Fargo Bank,  National Association, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-A/A filed on September 23, 2008)

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