Form 10-K
period 2009-01-03
FRANKLIN ELECTRIC CO INC
filed 2009-03-04
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
____________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to _____

Commission file number 0-362

FRANKLIN ELECTRIC CO., INC.
(Exact name of registrant as specified in its charter)

Indiana	35-0827455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 East Spring Street
Bluffton, Indiana	46714-3798
(Address of principal executive offices)	(Zip Code)

(260) 824-2900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.10 par value	NASDAQ Global Select Market
Preference Stock Purchase Rights	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at June 28, 2008 (the last business day of the registrant’s most recently completed second quarter) was $873,901,341.  The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant's ESOP or 401K Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 14, 2009:
 23,018,453 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009 (Part III).

TABLE OF CONTENTS
Part I		Page
Item 1.	Business	4 – 5
Item 1A.	Risk Factors	6 - 9
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9 - 10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
	Supplemental Item - Executive Officers of the Registrant	11

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Financial Statements and Supplementary Data	25 – 58
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59
Item 9A.	Controls and Procedures	59 – 61
Item 9B.	Other Information	62

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	62
Item 11.	Executive Compensation	62
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	63
Item 13.	Certain Relationships and Related Transactions, and Director Independence	63
Item 14.	Principal Accountant Fees and Services	63

Part IV
Item 15.	Exhibits, Financial Statement Schedules	63 – 65
Signatures		66
Exhibit Index		67 - 68

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

The principal raw materials used in the manufacture of the Company’s products are coil and bar steel, stainless steel, copper wire, and aluminum ingot. Major components are capacitors, motor protectors, forgings, gray iron castings and bearings. Most of these raw materials are available from multiple sources in the United States and world markets. In the opinion of management, no single supply source is critical to the Company's business. Availability of fuel and energy is adequate to satisfy current and projected overall operations unless interrupted by government direction or allocation.

The Company’s products are sold in North America, Europe, the Middle East, South Africa, Australia, Mexico, Brazil, Japan, China, and other world markets. The Company’s products are sold by its employee sales force and independent manufacturing representatives.

In North America, the Company is continuing the rationalization of manufacturing capacity between the manufacturing complex in Linares, Mexico and its other North American plants. The current realignment plan includes the phased move of approximately 500,000 man hours of manufacturing activity to Linares, approximately 80 percent of which is from Siloam Springs, Arkansas. The transfer is expected to be largely complete by June 2009.

The market for the Company’s products is highly competitive and includes diversified accounts by size and type. The Company’s Water Systems and Fueling Systems products and related equipment are sold to specialty Water Systems distributors and some original equipment manufactures (“OEMs”), as well as industrial equipment distributors, fuel service station operators, and major oil and utility companies.

Beginning in 2004, the Company began moving to a North American business model in which it sells Water Systems products primarily directly to wholesale specialty Water Systems distributors.  Previously, the Company sold its Water Systems products primarily to pump OEMs (i.e., the Company was primarily a supplier of submersible motors and controls to the OEMs) who then re-sold the Water Systems products, usually combined with pumps and related products, to the wholesale specialty Water Systems distributors.  To facilitate this transition, the Company acquired several pump manufacturers in the U.S. and Canada.  As of the end of fiscal year 2004, approximately 42 percent of the Company’s consolidated sales were attributable to two customers, both of which were pump OEMs.  In 2008, no single customer accounted for more than 10 percent of the Company’s consolidated sales.

The Company offers normal and customary trade terms to its customers, no significant part of which is of an extended nature. Special inventory requirements are not necessary, and customer merchandise return rights do not extend beyond normal warranty provisions.

The Company employed approximately 3,500 persons at the end of 2008.

Research and Development

The Company incurred research and development expense as follows:

(In millions)
	2008	2007	2006
Research and development expense	$6.8	$7.3	$8.1

These expenses were for activities related to the development of new products, improvement of existing products and manufacturing methods, and other applied research and development.

The Company owns a number of patents, trademarks and licenses. In aggregate, these patents are of material importance in the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.

Backlog

The dollar amount of backlog at the end of 2008 and 2007 by segment was as follows:

(In millions)

	2008	2007
Water Systems	$18.6	$21.3
Fueling Systems	2.6	4.5
	$21.2	$25.8

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2009. The Company's sales in the first quarter are generally less than its sales in other quarters due to generally lower construction activity during that period in the northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

Environmental Matters

The Company believes that it is in compliance with all applicable federal, state and local laws concerning the discharge of material into the environment, or otherwise relating to the protection of the environment. The Company has not experienced any material costs in connection with environmental compliance, and does not believe that such compliance will have any material adverse effect upon the financial position, results of operation, cash flows, or competitive position of the Company.

Available Information

The Company’s website address is www.franklin-electric.com. The Company makes available free of charge on or through its website: its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Additionally, the Company’s website also includes the Company’s corporate governance guidelines, its Board committee charters, and the Company’s code of business conduct and ethics. Information contained on the Company’s website is not part of this annual report on Form 10-K.

Business Segments and Products

Segment and geographic information set forth below under Note 18, “Segment and Geographic Information,” to the consolidated financial statements is incorporated herein by reference.

Water Systems Segment
Water Systems is a global leader in the production and marketing of groundwater pumping systems and is a technical leader in submersible pumps and motors, drives, electronic controls, and monitoring devices. The Water Systems segment designs, manufactures and sells motors, pumps, electronic controls and related parts and equipment primarily for use in submersible water and other fluid system applications.

Water Systems motors and pumps are used principally in submersible applications for pumping fresh water, wastewater, and other liquids in a variety of residential, agricultural, and industrial applications, off-shore drilling, and mining.  Water Systems also manufactures electronic drives and controls for the motors which control functionality and provide protection from various hazards, such as electric surges, over-heating, or dry wells and tanks.

During 2008, the Company added two pump manufacturers in its Water Systems segment.  In the first quarter of 2008, the Company completed the acquisition of Industrias Schneider SA. Industrias Schneider is a leading Brazilian producer of pumps for the residential, agricultural, and light commercial markets. The acquisition advances the Company’s strategy to expand its business base in developing regions where product demand is growing rapidly.  In the second quarter of 2008, the Company acquired Western Pumps LLC, located in Fresno, California.  Western Pump designs, develops, and manufactures centrifugal pumps specific to the water truck, agricultural irrigation, and center pivot industries and was targeted to expand growth on the west coast of the United States as well as broaden the Company’s product offerings. Industrias Schneider sales were not material as a component of the Company’s consolidated sales for 2008.  On a pro forma annual basis, Western Pump sales were not material as a component of the Company’s consolidated sales for 2008.

In 2008, Water Systems segment research and development expenditures were primarily related to:
▪	A new line of 4” pumps with a different construction
▪	New additions to sprinkler pump market
▪	Addition to the tri-seal line to round out offering
▪	New SubDrive that can survive difficult environments
▪	New fountain motor aimed at high flow, shallow set applications
▪	New condensate pumps for heating, ventilation, and air conditioning (HVAC) applications

Fueling Systems Segment
Fueling Systems is a global leader in the production and marketing of fuel pumping systems and is a technical leader in electronic controls and monitoring devices. This segment designs, manufactures and sells pumps, electronic controls and related parts and equipment primarily for use in submersible fueling system applications.  It also integrates and sells motors and electronic controls produced by the Water Systems segment.

Along with the fueling motor and pump applications, Fueling Systems supplies a variety of products to the petroleum equipment industry included in the submersible pumping systems, such as flexible piping, vapor recovery systems and components, electronic tank monitoring equipment, and fittings.  The vapor recovery systems and components have enjoyed particular success in California, due to California Air Resource Board certification.

In 2008, Fueling Systems segment research and development expenditures were primarily related to:
▪
DTU Wiredless Technology that allows the installation of the Company’s Incon ISD vapor monitoring systems quickly, without the need to break concrete to connect to the Company’s Healy fuel dispenser mounted sensors

▪	A new API bottom loading tank truck valve with enhanced features for the tank truck market
▪	A new 15 gallon secondary contained Spill Container, that handles large overfill events at the service station, installation is achieved without the need to break concrete

ITEM 1A. RISK FACTORS

The following describes the principal risks affecting the Company and its business.  Additional risks and uncertainties, not presently known to the Company or currently deemed material, could negatively impact the Company’s results of operations or financial condition in the future.

The Company’s acquisition strategy entails expense, integration risks, and other risks.
One of the Company’s continuing strategies is to increase revenues and expand market share through acquisitions that will provide complementary Water and Fueling Systems products.  The Company spends significant time and effort expanding existing businesses through identifying, pursuing, completing, and integrating acquisitions. Competition for acquisition candidates may limit the number of opportunities and may result in higher acquisition prices.  There is uncertainty related to successfully acquiring, integrating and profitably managing additional businesses without substantial costs, delays or other problems.  There can also be no assurance that acquired companies will achieve revenues, profitability or cash flows that justify the investment in them.  Failure to manage or mitigate these risks could adversely affect the Company’s earnings and financial condition.

The Company’s products are sold in highly competitive markets, by numerous competitors whose actions could negatively impact sales volume, pricing and profitability.
The Company is a global leader in the production and marketing of groundwater and fuel pumping systems.  End user demand, distribution relationships, industry consolidation, new product capabilities of the Company’s competitors or new competitors, and many other factors contribute to a highly competitive environment.  Additionally, some of the Company’s competitors have substantially greater financial resources than the Company.  Although the Company believes that consistency of product quality, timeliness of delivery, service, and continued product innovation, as well as price, are principal factors considered by customers in selecting suppliers, competitive factors described above may lead to declines in sales or in the prices of all the Company’s products which could have an adverse impact on profitability and financial condition.

The Company’s business may be adversely affected by the current economic environment.
The recent worldwide financial and credit market disruptions and uncertainty have reduced the availability of credit generally necessary to fund a continuation and expansion of global economic activity. The shortage of credit combined with recent substantial declines in equity markets and other economic developments could lead to an extended worldwide economic recession. A general slowdown in economic activity caused by a recession could adversely affect our business in several ways. A continuation or worsening of the current difficult financial and economic conditions could reduce sales and adversely affect our customers’ ability to meet the terms of sale and our suppliers’ ability to fully perform their commitments to us.  Given this uncertainty, the Company cannot predict what additional credit may be available in the future.  If additional credit is not available, it may have an adverse impact on the Company’s ability to complete acquisitions, develop new products or restructure existing operations as well as other negative effects.  The cost of new credit in the future may also be higher than the existing credit arrangements the Company currently has in place.

In addition, the financial disruption may have an effect on the Plan assets of the Defined Benefit Plans.  The amount of contributions necessary or desirable to be made to the Plan by the Company during the Company’s fiscal year 2009 is estimated at $15.7 million.  A continuation of the volatility of interest rates and negative equity returns under current market conditions may result in greater contributions to the Plans in the future.

A decline in housing starts could lead to reduced demand for the Company’s products, thereby reducing revenues and earnings.
Demand for certain Company products is affected by housing starts.  A decline in housing starts or general slowdown in the United States or other economies in the international markets the Company serves, such as those presently occurring in the United States and many other markets, could reduce demand and adversely impact gross margins and operating results.

Increases in the prices of raw materials, components, finished goods and other commodities could adversely affect operations.
The Company purchases most of the raw materials for its products on the open market and relies on third parties for the sourcing of certain finished goods.  Accordingly, the cost of its products may be affected by changes in the market price of raw materials, sourced components, or finished goods.  Natural gas and electricity prices have historically been volatile.  The Company does not generally engage in commodity hedging for raw materials.  Significant increases in the prices of commodities, sourced components, finished goods, or other commodities could cause product prices to increase, which may reduce demand for products or make the Company more susceptible to competition.  Furthermore, in the event the Company is unable to pass along increases in operating costs to its customers, margins and profitability may be adversely affected.

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

Additionally, the Company’s operations outside the United States could be negatively impacted by changes in treaties, agreements, policies and laws implemented by the United States.

If the Company does not anticipate and effectively manage these risks, these factors may have a material adverse impact on its international operations or on the business as a whole.

Transferring operations of the Company to low cost regions may not result in the intended cost benefits.
The Company is continuing its rationalization of manufacturing capacity between all existing manufacturing facilities and the manufacturing complexes in low cost regions such as Mexico, the Czech Republic and China.  To implement this strategy, the Company must complete the transfer of assets and intellectual property between operations.  Each of these transfers involves the risk of disruption to our manufacturing capability, supply chain and, ultimately, to our ability to service customers and generate revenues and profits.

The Company has significant investments in foreign entities and has significant sales and purchases in foreign denominated currencies creating exposure to foreign currency exchange rate fluctuations.
The Company has significant investments outside the United States, including Europe, South Africa, Brazil, Mexico and China.  Further, the Company has sales and makes purchases of raw materials and finished goods in foreign denominated currencies.  Accordingly, the Company has exposure to fluctuations in foreign currency exchange rates relative to the US dollar.  Foreign currency exchange rate risk is reduced through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of inter-company balances utilizing a global netting system and limited use of foreign currency denominated debt. To the extent that these mitigating strategies are not successful, foreign currency rate fluctuations can have a material adverse impact on its international operations or on the business as a whole.

Delays in introducing new products or the inability to achieve or maintain market acceptance with existing or new products may cause the Company’s revenues to decrease.
The industries to which the Company belongs are characterized by intense competition, changes in end-user requirements, and evolving product offerings and introductions.  The Company believes future success will depend, in part, on the ability to anticipate and adapt to these factors and offer, on a timely basis, products that meet customer demands.  Failure to develop new and innovative products or to enhance existing products could result in the loss of existing customers to competitors or the inability to attract new business, either of which may adversely affect the Company’s revenues.

Certain Company products are subject to regulation and government performance requirements in addition to the warranties provided by the Company.
The Company’s product lines have expanded significantly and certain products are subject to government regulations and standards for manufacture, assembly, and performance in addition to the warranties provided by the Company.  The Company’s failure to meet all such standards or perform in accordance with warranties could result in significant warranty or repair costs, lost sales and profits, damage to the Company’s reputation, and fines or penalties from Governmental organizations.  Changes to these standards may require the Company to modify its business objectives and incur additional costs to comply.

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
Environmental legislation related to air quality and fueling containment may create demand for certain Fueling Systems products which must be supplied in a relatively short time frame to meet the governmental mandate, as is currently occurring in California with respect to vapor control and monitoring systems.  During this period of increased demand the Company’s revenues and profitability could increase significantly.  The Company is at risk of not having capacity to meet demand or cost overruns due to inefficiencies during ramp up to the higher production levels.  After the Company’s customers have met the compliance requirements, the Company’s revenues and profitability may decrease significantly as the demand for certain products declines substantially.  The Company is at risk of not reducing production costs in relation to the decreased demand as well as reduced revenues adversely impacting gross margins and operating results.

Additional Risks to the Company
The Company is subject to various risks in the normal course of business. Exhibit 99.1 sets forth risks and other factors that may affect future results, including those identified above, and is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintains its principal executive offices in Bluffton, Indiana.

Manufacturing plants or primary distribution centers in the Water Systems segment are located in the following countries:  Australia, Brazil, Canada, China, The Czech Republic, Germany, Italy, Japan, Mexico, Republic of Botswana, South Africa, and the United States.  Within the United States, significant manufacturing facilities are located in Grant County, Indiana; Little Rock, Arkansas; Siloam Springs, Arkansas; Wilburton, Oklahoma; and Oklahoma City, Oklahoma.

Manufacturing plants or primary distribution centers in the Fueling Systems segment are located in the following countries: China, Germany, South Africa, and the United States.  Within the United States, a significant manufacturing facility is located in Madison, Wisconsin.

The Company also maintains warehouse facilities in Bluffton, Indiana; Orange, California; Sanford, Florida; Winnipeg, Manitoba, Canada; and Bolton, Ontario, Canada.

In the Company’s opinion, its facilities are suitable for their intended use, adequate for the Company’s business needs, and in good condition.

ITEM 3. LEGAL PROCEEDINGS

During the first half of 2008, the Company completed a retrofit program in which it replaced a third party supplied component part in the nozzle of the Enhanced Vapor Recovery Systems installed in California filling stations.  In October 2008, the California Air Resources Board (“CARB”) provided a Notice of Violation to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  Proceedings under the NOV are not expected to adversely affect the Company’s sale of Enhanced Vapor Recovery Systems in California.  The Company intends to attempt to resolve this matter in discussions with CARB, as CARB invited it to do, and does not expect the resolution of this matter, and any related proceedings involving local agencies, to have a material effect on the Company’s financial position, results of operations, and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of the Company, their ages, current position, and their business experience during at least the past five years as of January 3, 2009 are as follows:
Name	Age	Position Held	Period Holding Position
R. Scott Trumbull	60	Chairman of the Board and Chief Executive Officer	2003-present
Peter C. Maske	58	Senior Vice President and President of Europa	1999-present
Gregg C. Sengstack	50	Senior Vice President and President International & Fueling Group	2005-present
		Senior Vice President, Chief Financial Officer	2001-2005
Robert J. Stone	44	Senior Vice President and President Americas Water Systems	2007-present
		Vice President of Sales, Marketing, and Engineering of Western Hemisphere Water Systems	2004-2007
Thomas J. Strupp	55	Vice President, Franklin Electric and President of the Water Transfer Systems	2008-present
		Vice President, Chief Financial Officer, Secretary, and President Water Transfer Systems	2005-2008
		Vice President of Sales and Marketing, Pentair Water Group, Inc., a company specializing in water flow and filtration systems, and enclosures that house electrical components	2004-2005
Daniel J. Crose	60	Vice President and Director of North American Operations	2003-present
Gary D. Ward	53	Vice President and Director of Human Resources	2004-present
Delancey W. Davis	43	Vice President and Business Unit Manager US/Canada Water Systems	2008-present
		Vice President and Director of Sales Western Hemisphere Water Systems	2005-2008
		Vice President of Sales and Marketing, Flexcon Industries, a company specializing in the manufacture of pressurized diaphragm expansion tanks for water wells	1999-2005
John J. Haines	45	Vice President, Chief Financial Officer and Secretary	2008-present
		Managing Director and Chief Executive Officer, HSBC Auto Finance, a provider of consumer automobile financing	2004-2008

All executive officers are elected annually by the Board of Directors at the Board meeting held in conjunction with the annual meeting of shareowners. All executive officers hold office until their successors are duly elected or until their death, resignation, or removal by the Board.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of shareowners of record as of February 14, 2009 was 994. The Company's stock is traded on NASDAQ Global Select Market: Symbol FELE.

Dividends paid and the price range per common share as quoted by the NASDAQ Global Select Market for 2008 and 2007 were as follows:

DIVIDENDS PER SHARE			PRICE PER SHARE
	2008	2007	2008		2007
			Low	High	Low	High
1st Quarter	$.120	$.110	$30.71	$40.49	$44.68	$52.08
2nd Quarter	$.125	$.120	$32.77	$44.99	$41.87	$49.90
3rd Quarter	$.125	$.120	$35.02	$54.55	$40.00	$52.55
4th Quarter	$.125	$.120	$23.76	$44.00	$36.07	$47.60

Issuer Purchases of Equity Securities:

The Company did not purchase, under the Company’s stock repurchase program, any shares of its common stock during the three months ended January 3, 2009.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements. The information set forth below is not necessarily indicative of future operations.

FIVE YEAR FINANCIAL SUMMARY (a)
	2008	2007	2006	2005	2004
Operations:	(b)	(c)	(d)	(e)	(f)
Net sales	$745,627	$602,025	$557,948	$403,413	$370,070
Gross profit	226,925	172,820	191,557	142,821	126,191
Interest expense	10,968	8,147	3,373	766	488
Income tax expense	22,925	15,434	30,671	24,953	21,126
Income from continuing operations	44,111	28,683	56,762	45,796	38,368
Depreciation and amortization	24,164	20,359	17,989	14,971	15,143
Capital expenditures	25,641	28,281	23,190	17,845	21,110
Balance sheet:
Working capital (g)	$236,248	$218,830	$123,833	$138,998	$111,697
Property, plant and equipment, net	144,535	134,931	115,976	95,732	95,924
Total assets	694,057	662,237	526,925	379,762	333,473
Long-term debt	185,528	151,287	51,043	12,324	13,752
Shareowners’ equity	348,937	378,544	345,831	267,562	234,333
Other data:
Income from continuing operations, to sales	5.9%	4.8%	10.2%	11.4%	10.4%
Income from continuing operations, to average total assets	6.5%	4.8%	12.5%	12.8%	12.5%
Current ratio (h)	3.9	3.4	2.3	3.2	3.1
Number of common shares outstanding	23,018	23,091	23,009	22,485	22,041
Per share:
Market price range
High	$54.55	$52.55	$62.95	$45.29	$43.48
Low	23.76	36.07	38.70	34.54	29.01
Income, from continuing operations, per weighted-average common share	1.92	1.24	2.49	2.06	1.75
Income, from continuing operations, per weighted-average common share, assuming dilution	1.90	1.22	2.43	1.97	1.67
Book value (i)	15.02	16.12	14.84	11.54	10.17
Dividends per common share	0.50	0.47	0.43	0.38	0.31
___________________________________________________________________________________________
(a) The five year financial presentation excludes the sales and earnings of the Engineered Motor Products Division (EMPD) which was sold during the fourth quarter of 2006, for 2004 to 2006.
(b) Includes the results of operations of the Company’s wholly-owned subsidiaries, Industrias Schneider SA, and Western Pump, since their acquisitions in the first and second quarter of 2008, respectively.
(c) Includes the results of operations of the Company’s wholly-owned subsidiaries, Pump Brands and the pump division of Monarch, since their acquisitions in the second and third quarters of 2007, respectively.
(d) Includes the results of operations of the Company’s wholly-owned subsidiaries, Little Giant Pump Company and Healy Systems, Inc., since their acquisition in the second and third quarters of 2006, respectively.
(e) Includes the results of operations of the Company’s wholly-owned subsidiary, Phil-Tite Enterprises, and the effect of an equity investment in Pioneer Pump, Inc., both acquired in the third quarter of 2005.
(f) Includes the results of operations of the Company’s wholly-owned subsidiary, Franklin Pump Systems, since the acquisition of certain assets of JBD, Inc. in the third quarter of 2004.
(g) Working capital = Current assets minus Current liabilities.
(h) Current ratio = Current assets divided by Current liabilities.
(i) Book value = Shareowners equity divided by weighted average common shares, assuming full dilution.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2008 // 2007

OVERVIEW

Sales for 2008 were up a total of 24 percent from 2007.  About 15 percent is attributable to sales from the Company’s acquisitions and about 9 percent from organic growth. Fueling Systems product sales increased to 25 percent of the Company’s total 2008 sales from about 22 percent in 2007.  Earnings increased in 2008 primarily due to the higher sales volume and product mix changes.   Fueling Systems product sales increased about 40 percent from 2007 resulting in significant earnings improvement as the Segment leveraged its fixed costs.  Sales growth of the Company slowed significantly in the fourth quarter of 2008 primarily as a result of broad economic deterioration in our end markets.

RESULTS OF OPERATIONS

Net Sales
	2008	2007	2008 v 2007
	Net Sales
Water Systems	$557.0	$466.8	$90.2
Fueling Systems	$188.6	$135.2	$53.4
Other	$-	$-	$-
Consolidated	$745.6	$602.0	$143.6

Net sales for 2008 were $745.6 million, an increase of $143.6 million or about 24 percent compared to 2007 sales of $602.0 million. The full year incremental impact of sales from businesses acquired during 2007 and acquisitions in 2008 was $87.7 million.  Sales revenue increased by $6.3 million or about 1 percent in 2008 due to foreign exchange rate changes.  However the U.S. dollar strengthened against most foreign currencies late in 2008, negatively impacting fourth quarter sales.  Overall organic growth for 2008, including foreign exchange rate changes, was $55.9 million or about 9 percent.

Net Sales-Water Systems
Globally, Water Systems sales increased in 2008 by about 19 percent from 2007.  The increase in Water Systems sales was due primarily to sales attributable to acquisitions.  Excluding acquisitions, Water Systems sales increased by about 1 percent versus 2007. Sales growth was impacted by the reduction in the number of new housing starts in the United States and portions of Western Europe and a reduction in inventory held by distributors and contractors.  Management expects the reduction in new housing starts and inventory to continue into 2009.

Net Sales-Fueling Systems
Globally, Fueling Systems sales for 2008 were $188.6 million, an increase of $53.4 million or about 40 percent compared to 2007.  All of the sales increase was organic.  Fueling revenue growth was led by vapor recovery system sales in California.  Management estimates that as of year end 2008, 45 to 50 percent of the 11,200 filling stations in California have installed vapor control systems and that Franklin Fueling Systems has supplied over 90 percent of these installations.   In late 2008, the rate of vapor recovery system installations in California slowed.  The Company believes that some of this slowing is due to the general economic environment and the difficulty station owners are having in obtaining debt financing for new equipment.  Additionally, a competitive vapor management control system was introduced by Veeder Root.  The Company filed a lawsuit (i) alleging that Veeder Root, in an effort to gain market share, has engaged in unfair competition and (ii) seeking to prevent any further adverse effect on the Company’s business in California.  The Company expects that it will continue to win a majority share of the remaining California installations.

Fueling Systems sales also increased in key international markets including China, other areas of Asia, and Latin America during the year.

Cost of Sales
Cost of sales as a percent of net sales for 2008 and 2007 was 69.6 percent and 71.3 percent, respectively. Correspondingly, the gross profit margin increased to 30.4 percent from 28.7 percent. The Company’s gross profit was $226.9 million, up by $54.1 million from the $172.8 million in 2007.  Of the $54.1 million increase, about $29.0 was the result of volume and sales mix improvements; and about $26.9 million was attributable to acquisitions.  Gross profit was reduced by $6.8 million as a result of reduced facility utilization consistent with management’s plan to reduce finished goods inventory and increase inventory turns over the course of the year.  Sales price was also a factor in the gross profit increase, partially offset by higher material, freight and warranty expenses in the year versus 2007.  During the fourth quarter of 2008 raw materials commodity costs declined significantly.  Management believes commodity costs will be lower on average in 2009 than in 2008.

Selling, General and Administrative (“SG&A”)
Selling and administrative (“SG&A”) expense as a percent of net sales for 2008 and 2007 was 19.8 percent and 19.9 percent, respectively. SG&A expense spending increased by $28.2 million in 2008 compared to last year.  The acquisitions of Pump Brands (South Africa), the pump division of Monarch Industries (Canada), Industrias Schneider SA (Brazil), Western Pumps and Cal Pump (United States) added approximately $18.0 million of selling, general and administrative expenses to the Water Systems segment during 2008. Excluding acquisitions, the Company’s overall marketing and selling expenses in 2008 increased by $3.7 million to prior year. Additionally, expenses related to variable performance based compensation increased by approximately $3.9 million in 2008 versus 2007.

Restructuring Expenses
There were $2.2 million of nonrecurring restructuring expenses in 2008 compared to $3.9 million in 2007.  In December 2008, the Company announced Phase 3 of its Global Manufacturing Realignment Program for its manufacturing facilities in North America and Brazil.  In North America the Company is continuing the rationalization of manufacturing capacity between the manufacturing complex in Linares, Mexico and its other North American plants. Initially, Phase 3 of the realignment plan includes the phased move of approximately 500,000 man hours of manufacturing activity to Linares, approximately 80 percent of which is from Siloam Springs, Arkansas. The transfer is expected to be largely complete by June, 2009 and is anticipated to reduce manufacturing labor and overhead costs. The Company has estimated the pretax charge at $6.0 million to $8.0 million over three to four quarters beginning with the fourth quarter of 2008 and includes severance expenses, pension charges, asset write-offs, and equipment relocation costs. Approximately two thirds of these charges will be non-cash. After this transfer is complete, the Linares facility will have sufficient capacity to absorb additional manufacturing activity and plans are being made to further rationalize capacity in late 2009 and 2010.

In Brazil, in order to support sales growth, the Company will transfer its manufacturing operations in Joinville to a new facility and will sell the existing facility.  The Company believes this transfer will begin in late 2009 or early 2010.  It is anticipated that relocation costs for this move will be approximately $0.3 million.  When more definitive estimates of the timing and costs of the transfer are known, the Company will announce them.

During the first quarter of 2007, the Company initiated Phase 2 of its Global Manufacturing Realignment Program. Phase 2 of the realignment plan included expanding facilities in low-cost regions and shifting production out of higher cost manufacturing facilities.  During the first quarter 2008, having finished construction of the new pump plant in Linares, Mexico and the consolidation of other manufacturing facilities, the Company completed Phase 2 of the Global Manufacturing Realignment Program.  In total, this phase included severance and equipment relocation costs of $4.0 million pre-tax, with $3.9 million in 2007 and $0.1 million in the first quarter 2008.  As previously disclosed, Phase 1 of the realignment plan, which was completed in December 2005, resulted in $7.5 million of pre-tax restructuring expenses

Operating Income
Operating income was $76.7 million in 2008, up $27.5 million from 2007 operating income of $49.2 million.

	2008	2007	2008 v 2007
	Operating income/ (loss)
Water Systems	$67.6	$56.7	$10.9
Fueling Systems	$49.4	$24.6	$24.8
Other	$(40.3)	$(32.1)	$(8.2)
Consolidated	$76.7	$49.2	$27.5

Operating Income-Water Systems
Water Systems operating income was $67.6 million for 2008, up $10.9 million or about 19 percent versus the same period a year ago.  Operating margins were basically unchanged at 12.1 percent to sales in 2008 versus in the prior year of 12.2 percent.

Operating Income-Fueling Systems
Fueling Systems operating income was $49.4 million, an increase of $24.8 million or about 100 percent versus 2007.  Operating margins improved to 26.2 percent of sales versus 18.2 percent in the prior year percent.  Fueling Systems operating income improved primarily as a result of sales volume increases.

Operating Income-Other
Operating income other is composed primarily of unallocated general and administrative expenses.  General and administrative expense increases were primarily due to higher compensation expenses. Other SG&A increases were related to the realignment of general and administrative expenses of acquired companies within the Water Systems segment into the corporate structure.

Interest Expense
Interest expense for 2008 and 2007 was $11.0 million and $8.1 million, respectively. Interest expense increased in 2008 due primarily to debt increases associated with the acquisitions, as well as increased working capital.

Other Income or Expense
Other Income or Expense for 2008 and 2007 was $1.3 million income and $3.0 million income, respectively.  Included in “Other income” for both 2008 and 2007 was interest income of $2.1 and $2.2 million, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities. Also, included in other income in 2008 and 2007 was income from equity investments of $0.7 million and $0.9 million.  In 2008, the Company reached an agreement in principle to settle a trademark licensing dispute and recorded a pre-tax expense of $0.9 million to reflect the settlement payment.

Foreign Exchange
For 2008 foreign currency-based transactions were not significant and were a gain of about $0.1 million for 2007.

Income Taxes
The provision for income taxes in 2008 and 2007 was $22.9 million and $15.4 million, respectively. The effective tax rates for 2008 and 2007 were 34.2 and 35.0 percent, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits.

Net Income
Net income for 2008 was $44.1 million, or $1.90 per diluted share, compared to the same period of 2007 net income of $28.7 million or $1.22 per diluted share.

2007 // 2006

OVERVIEW

Sales for 2007 were up from 2006. The increase in sales was primarily related to sales from acquisitions.  Sales growth was further benefited by significant organic growth in Water Systems pump unit shipments and international sales of Water Systems products, as well as organic growth in Fueling Systems product shipments, primarily vapor recovery systems. Earnings declined in 2007 primarily due to the decreased sales of submersible motor units in the United States and Canada.  The Company’s margins were also impacted by higher commodity costs, increased fixed costs incurred in connection with manufacturing, engineering, selling, general and administrative spending resulting from the Company’s strategy of selling to a more diversified customer base by marketing its Water Systems products direct to distributors as well as price discounting in the submersible motor and pump industry within the United States and Canada.  The Company also incurred significant restructuring costs related to the 2007 phase of its Global Manufacturing Realignment program, which also decreased operating income.

RESULTS OF OPERATIONS

Net Sales
(In millions)	2007	2006	2007 v 2006
	Net sales to external customers
Water Systems	$466.8	$465.6	$1.2
Fueling Systems	$135.2	$92.3	$42.9
Other	-	-	-
Consolidated	$602.0	$557.9	$44.1

Net sales for fiscal year 2007 were $602.0 million, an increase of $44.1 million or 8 percent compared to 2006 sales of $557.9 million. Excluding acquisition related sales and changes in foreign exchange rates; net sales decreased about 8 percent. Incremental sales related to acquisitions for fiscal year 2007 were about $79 million or 14 percent of prior year sales. Acquisition sales growth was attributable to the full year impact on 2007 of the Little Giant Pump Company and Healy Systems acquisitions from 2006, as well as the 2007 acquisitions of Pump Brands and the pump division of Monarch.  The Company also realized organic growth in Fueling Systems sales and in all submersible Water Systems sales in regions outside the United States and Canada.

Net Sales-Water Systems
Water Systems sales worldwide were $466.8 million, up $1.2 million for fiscal year 2007 compared to 2006. Excluding acquisition related sales and changes in foreign exchange rates; net sales decreased about 15 percent. The decrease was primarily attributable to a significant decline in unit sales of 4 inch submersible motors in the United States and Canada.  Partially offsetting the decline was a significant increase in pump product unit sales in the United States and Canada, as well as increases across all submersible product sales outside of the region.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $135.2 million an increase of approximately 47 percent in 2007 from fiscal year 2006.  Fueling Systems sales growth benefited from both organic sales growth, primarily related to vapor recovery systems and electronic fuel management systems, as well as acquisition related sales. Excluding acquisition related sales and changes in foreign exchange rates; net sales increased about 29 percent.

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

Restructuring expenses
During 2007, the Company continued to execute its Global Manufacturing Realignment program. This phase included the expansion of small submersible motor manufacturing in Linares, Mexico; the construction and start-up of a new pump manufacturing plant in Linares; the consolidation of Fueling Systems operations into the recently enlarged Madison, Wisconsin plant; and the streamlining of motor manufacturing operations in Siloam Springs, Arkansas and Wittlich, Germany. The Company also announced the phased relocation of the Little Rock, Arkansas Water Systems pump manufacturing to the new pump plant in Linares, Mexico. Restructuring expenses for 2007 were approximately $3.9 million (pre-tax) and reduced diluted earnings per share by approximately $0.11 per share for year ending December 2007. Full year 2007 restructuring expenses include severance and other employee expenses as well as manufacturing equipment relocation costs.

 Selling, General and Administrative (“SG&A”)
SG&A expense as a percent of net sales for 2007 and 2006 was 19.9 percent and 18.4 percent, respectively. The increase in SG&A was about $17.3 million in 2007 over 2006, $13.2 million of which was due to acquisitions. Other increases in SG&A costs were incurred in connection with selling, general and administrative spending resulting from the Company’s strategy of selling to a more diversified customer base by marketing its Water Systems products directly to distributors and increased variable commissions on stronger Fueling Systems sales.

Operating Income
(In millions)	2007	2006	2007 v 2006
	Operating income/ (loss)
Water Systems	$56.7	$104.4	$(47.7)
Fueling Systems	$24.6	$15.0	$9.6
Other	$(32.1)	$(30.3)	$(1.8)
Consolidated	$49.2	$89.1	$(39.9)

Operating Income-Water Systems
Water Systems operating income decreased primarily as a result of lower unit sales of 4” submersible motors to major OEMs in the US and Canada.  In addition, other factors affecting the decrease in operating income for the Water Systems segments were product mix changes, about $5.5 million primarily from declining motor shipments as a percentage of Water Systems sales, higher freight costs of $4.5 million, slow moving and obsolescence expense of $1.4 million related to change over and implementing new product designs, and warranty costs of $0.8 million.   Partially offsetting the decline in operating income were earnings from acquisitions and increased Water Systems product sales and related earnings from regions outside of the US and Canada.

Operating Income-Fueling Systems
Fueling Systems operating income improved primarily as a result of sales volume increases.  Fueling Systems margins improved by 90 basis points due to the product mix benefit of the sales growth and as sales increased at a greater rate than fixed manufacturing costs.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of liquidity are cash flows from operations and funds available under its committed, unsecured, revolving credit agreement maturing 2011 (the “Agreement”) in the amount of $120.0 million and its amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $175.0 million.  The Company has no scheduled principal payments on the Prudential Agreement until 2015.  As of January 3, 2009 the Company had $85.0 million and $25.0 million of borrowing capacity under the respective agreements.  The uncertainty in the financial and credit markets has not impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, dividends, and debt service will be adequately funded from its existing credit agreements.  The Agreement and the Prudential Agreement do not contain any material adverse changes or similar provisions that would accelerate the maturity of amounts drawn under either agreement. The Agreement and Prudential Agreement do contain various customary conditions and covenants, which limit, among other things, borrowings, interest coverage, loans or advances and investments.  As of January 3, 2009, the Company was in compliance with all covenants.

Net cash flows from operating activities were $44.4 million in 2008 compared to $4.2 million in 2007 and $55.4 million in 2006.  The operating cash flow improvement was largely a result of greater Fueling Systems income from continuing operations and normal fluctuations in operating assets and liabilities related to overall results of operations.  Fueling revenue growth was led by strong vapor recovery system sales in California.

Net cash used in investing activities was $65.0 million in 2008 compared to $63.2 million in 2007 and $131.6 million in 2006.  The 2008 activities were primarily related to $38.4 million, net of cash acquired, used to acquire Industrias Schneider on January 9, 2008.  The acquisition was funded with cash and long term borrowings under the Agreement.  Additionally, $25.6 million was used for property, plant and equipment additions in 2008.  During 2007 the Company acquired Pump Brands in the second quarter and the pump division of Monarch Industries Limited in the third quarter at an aggregate purchase price of $37.0 million, net of cash acquired, and utilized $28.3 million to fund property, plant and equipment additions.  In 2006, the Company completed its acquisition of Little Giant Pump Company for a cash purchase price of $120.8 million and Healy Systems, Inc. in a stock purchase transaction for a cash purchase price of $35.1 million.  Additionally, $23.1 million was used to fund property, plant and equipment additions in 2006.

Net cash provided by financing activities of $8.9 million in 2008 was primarily related to proceeds from new debt incurred, net of repayments to date.  Also included was the repurchase of approximately 235,000 shares of its common stock for $7.8 million and the payment of $11.4 million in dividends to its shareholders.  Net cash provided by financing activities of $87.0 million in 2007 was primarily related to proceeds from new debt incurred, net of repayments to date, the repurchase of approximately 187,600 shares of its common stock for $8.1 million, and the payment of $10.8 million in dividends to its shareholders.  In 2006, net cash provided by financing activities of

$54.8 million was primarily related to proceeds from new debt incurred, net of repayments to date, as well as the payment of $9.8 million in dividends to its shareholders.

2008 AGGREGATE CONTRACTUAL OBLIGATIONS
Most of the Company’s contractual obligations to third parties are debt obligations. In addition, the Company has certain contractual obligations for future lease payments, contingency payments, as well as, purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt	$185.0	$0.0	$35.0	$0.0	$150.0
Debt interest	76.1	9.5	18.5	17.7	30.4
Capital leases	1.2	0.7	0.4	0.1	0.0
Operating leases	20.4	5.6	7.2	2.4	5.2
Contingencies from acquisitions (Healy Systems and Western Pump)	0.6	0.6	0.0	0.0	0.0
Purchase obligations	2.1	2.1	0.0	0.0	0.0
	$285.4	$18.5	$61.1	$20.2	$185.6

Debt interest includes interest under the Company’s current credit agreement. The average interest rate for 2008 was 3.2 percent based on the LIBOR plus an interest spread. The remaining interest calculated was based on the fixed rate of 6.31 percent for the Company’s short-term insurance company debt and 5.79 percent for the Company’s long-term insurance company debt.

The Healy Systems stock purchase agreement provided for additional contingent payments of 5 percent of certain Healy Systems product sales over the next five years from the year of acquisition.  The Western Pump stock purchase agreement provided for additional contingent payments of 7.5 percent of business net sales for the two year period commencing April 1, 2008; however the aggregate amount shall not exceed $0.8 million.

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in future payments of $15.7 million.  The Company also has unrecognized tax benefits related to FASB Interpretation 48 obligations, none of which are included in the table above.  The unrecognized tax benefits of approximately $6.8 million have been recorded as liabilities in accordance with FASB Interpretation No. 48 Uncertainty in Income Taxes, and we are uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $0.4 million.

ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements.  This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company’s adoption of this statement in first quarter 2008 had no impact on its consolidated financial position, results of operations and cash flows.  The Company also adopted the deferral provisions of SFAS No. 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.  The Company is in the process of determining the impact of adopting SFAS No. 157, for those non-financial assets and liabilities deferred, on its consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51.  SFAS No. 160 (a) amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and the deconsolidation of a subsidiary; (b) changes the way the consolidated income statement is presented; (c) establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; (d) requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and (e) requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary.  SFAS No. 160 must be applied prospectively; however, the presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.   SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company reviewed the impact on its financial statements and does not believe that the adoption of this standard will have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The statement amends SFAS No. 133 and requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company reviewed the impact on its financial statements and does not believe that the adoption of this standard will have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS  No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS  No. 141(R), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company reviewed the impact on its financial statements and does not believe that the adoption of this standard will have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement is effective as of November 15, 2008.  The Company has adopted this standard with no impact on the Company’s consolidated financial position, results of operations and cash flows.

CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  Management evaluates its estimates on an on-going basis.  Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There were no material changes to estimates in 2008.

The Company’s critical accounting estimates are identified below:

Allowance for Uncollectible Accounts:
Accounts receivable is comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining allowances, historical collection experience, current trends, aging of accounts receivable, and periodic credit evaluations of customers’ financial condition are analyzed to arrive at appropriate allowances. Allowance levels change as customer-specific circumstances and the other analysis areas noted above change.

Inventory Valuation:
The Company uses certain estimates and judgments to value inventory. Inventory is recorded at the lower of cost or market. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage, management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, carrying values are adjusted.  For all inventory, the carrying value is reduced regularly to reflect the age and current anticipated product demand. If actual demand differs from the estimates, additional reductions would be necessary in the period such determination is made.  The Company’s reserve for excess or obsolete products or components as of year end 2008 was $8.7 million.  Excess and obsolete inventory is periodically disposed of through sale to third parties, scrapping or other means, and the reserves are appropriately reduced.

Long-lived Assets:
The Company reviews long-lived assets by asset group for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the amount and useful life over which cash flows will occur and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available given the Company’s historical experience and internal business plans.

Business Combinations:
The Company has followed the guidance under SFAS No. 141, Business Combinations. The acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values and subject to change during the twelve month period subsequent to the acquisition date. The Company utilizes management estimates and an independent third-party valuation firm to assist in determining the fair values of assets acquired and liabilities assumed. Such estimates and valuations require the Company to make significant assumptions, including projections of future events and operating performance.

Goodwill:
The Company follows the guidance under SFAS No. 142, Goodwill and Other Intangible Assets, to record goodwill.  Goodwill is not amortized; however it is tested at the reporting unit level for impairment annually or more frequently whenever events or changes in circumstances indicate that there may be impairment.  Reporting units are operating segments or one level below, known as components, which can be aggregated for testing purposes.  The Company has determined its components meet the aggregation criteria and as a result, goodwill is allocated to the Company’s reporting units, Water Systems and Fueling Systems for testing.  In assessing the recoverability of goodwill (i.e., impairment testing), the Company looks at both the market valuation approach, where the Company’s current and projected financial results are compared to entities of similar size and industry to determine the market value of the Company, and the cash flow approach which requires assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. If the Company’s assumptions and estimates change whereby fair value of the reporting units is below their associated carrying values, the Company may be required to record impairment.  Goodwill included on the balance sheet as of year end 2008 was $148.1 million.  During the first period of the fourth quarter of 2008, the Company completed its annual impairment test of goodwill and determined there was no impairment.  A 10 percent decrease in the fair value estimates used in the fourth quarter 2008 impairment test would not have changed this determination.  This sensitivity analysis required the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.  Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in changes to the aggregation assumptions and impairment determination.

Significant judgment is required to determine if an indicator of impairment has taken place.  Factors to be considered include; adverse change in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable decline in market data such as market capitalization.  Given the changing economic conditions during the fourth quarter of 2008, the Company experienced a decline in its market capitalization.  As of January 3, 2009, market capitalization was $650 million compared to book value of $349 million.  SFAS No. 142 requires the performance of an interim goodwill impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company evaluated the move in its stock price, along with the Company’s fourth quarter performance, and industry outlook.  Based on this evaluation, the Company concluded that it did not have a triggering event in the fourth quarter that would require the performance of an interim goodwill impairment test.

Income Taxes:
Under the requirements of SFAS No. 109, Accounting for Income Taxes, the Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company operates in multiple tax jurisdictions with different tax rates, and determines the allocation of income to each of these jurisdictions based upon various estimates and assumptions. In the normal course of business the Company will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Although the Company has recorded all probable income tax contingencies in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and SFAS No. 109, Accounting for Income Taxes, these accruals represent estimates that are subject to the inherent uncertainties associated with the tax audit process, and therefore include contingencies.  Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to deferred tax assets and liabilities. The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.

Pension and Employee Benefit Obligations:
With the assistance of the Company’s actuaries, the discount rate used to determine pension and post-retirement plan liabilities is selected using a yield-curve approach. The yield-curve approach discounts each expected cash flow of the liability stream at an interest rate based on high quality corporate bonds. The present value of the discounted cash flows is summed and an equivalent weighted-average discount rate is calculated. Market conditions have caused the discount rate to move from 6.40 percent last year to 6.90 percent this year. A change in the discount rate selected by the Company of 25 basis points would result in a change of about $0.1 million of employee benefit expense. The Company consults with actuaries, asset allocation consultants and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company has assumed an expected long-term rate of return on plan assets of 8.5 percent as of 2007. This is the result of stochastic modeling showing the 50th percentile median return at or above 8.5 percent.  A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.3 million of employee benefit expense.

Stock-Based Compensation:
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period. Options granted to retirement eligible employees are immediately expensed. The Company uses historical data to estimate the expected volatility of its stock; the weighted average expected life; the period of time options granted are expected to be outstanding; and its dividend yield. The risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This annual report on Form 10-K contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”  While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, technology factors, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks, all as described in Item 1A and Exhibit 99.1 of this Form 10-K.  Any forward-looking statements included in this Form 10-K are based upon information presently available. The Company does not assume any obligation to update any forward-looking information.

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

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (credit facility), where interest rates are tied to the prime rate or London Interbank Offered Rates (LIBOR). The average interest rate associated with borrowings against the credit facility paid by the Company in 2008 was 3.3 percent.  As of January 3, 2009, the Company had $35.0 million in outstanding borrowings under the Agreement.  Based on the Company’s variable rate debt at January 3, 2009, a hypothetical 1.0 percent increase in interest rates would have resulted in an annual increase in interest expense of approximately $0.1 million.  The Company does not, as a matter of policy, enter into derivative contracts for speculative purposes.

The interest rate swap agreement entered into by the Company on September 24, 2003, had a notional amount of $10.0 million under which the Company received a fixed rate of interest of 6.3 percent and paid interest at a variable rate based on a three month LIBOR rate plus a spread. The average rate associated with the swap agreement paid by the Company in 2008 was 5.8 percent. The fixed-to-variable interest rate swap was accounted for as a fair value hedge, per SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed based on changes in the fair value of the underlying debt using incremental borrowing rates currently available on loans with similar terms and maturities. The effective gain or loss on the interest rate swap and that of the underlying debt were equal and offsetting resulting in no net effect to earnings.  The swap contract matured on November 10, 2008 and was not renewed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands, except per share amounts)
	2008	2007	2006

Net sales	$745,627	$602,025	$557,948

Cost of sales	518,702	429,205	366,391

Gross profit	226,925	172,820	191,557

Selling, general and administrative expenses	147,987	119,748	102,478

Restructuring expenses	2,228	3,898	-

Operating income	76,710	49,174	89,079

Interest expense	(10,968)	(8,147)	(3,373)
Other income	1,289	3,010	1,791
Foreign exchange income/(loss)	5	80	(64)

Income before income taxes	67,036	44,117	87,433

Income taxes	22,925	15,434	30,671

Income from continuing operations	44,111	28,683	56,762

Discontinued operations	-	-	381
Income taxes	-	-	145
Income from discontinued operations	-	-	236

Net income	$44,111	$28,683	$56,998

Income per share:
Basic continuing operations	$1.92	$1.24	$2.49
Basic discontinued operations	-	-	0.01
	$1.92	$1.24	$2.50

Diluted continuing operations	$1.90	$1.22	$2.43
Diluted discontinued operations	-	-	0.01
	$1.90	$1.22	$2.44

Dividends per common share	$0.50	$0.47	$0.43

                                         See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands)
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$46,934	$65,252
Receivables, less allowances of
$2,091 and $2,594, respectively	68,048	64,972
Inventories:
Raw material	67,785	57,958
Work-in-process	15,204	17,128
Finished goods	105,496	99,974
LIFO reserve	(18,612)	(18,914)
	169,873	156,146

Deferred income taxes	16,511	17,127
Other current assets	16,294	5,982
Total current assets	317,660	309,479

Property, plant and equipment, at cost
Land and buildings	79,284	64,350
Machinery and equipment	172,706	161,280
Furniture & Fixtures	13,807	12,595
Other	11,556	16,909
	277,353	255,134
Less allowance for depreciation	(132,818)	(120,203)
	144,535	134,931

Intangible assets	75,737	66,925
Goodwill	148,082	140,034
Other assets	8,043	10,868
Total assets	$694,057	$662,237

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Accounts payable	$24,505	$27,986
Accrued expenses	47,991	46,085
Income taxes	8,239	6,180
Current maturities of long-term
debt and short-term borrowings	677	10,398
Total current liabilities	81,412	90,649
Long-term debt	185,528	151,287
Deferred income taxes	4,161	11,686
Employee benefit plan obligations	69,142	24,713
Other long-term liabilities	4,877	5,358

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value)
outstanding (23,018 and 23,091, respectively)	2,302	2,309
Additional capital	113,397	105,428
Retained earnings	271,274	246,324
Accumulated other comprehensive income/(loss)	(38,036)	24,483
Total shareowners' equity	348,937	378,544
Total liabilities and shareowners' equity	$694,057	$662,237

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands)
	2008	2007	2006

Cash flows from operating activities:
Net income	$44,111	$28,683	$56,998
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	24,164	20,359	17,989
Stock based compensation	3,683	3,762	3,206
Deferred income taxes	12,395	913	(9,933)
(Gain)/loss on disposals of plant and equipment	176	800	(4,637)
Changes in assets and liabilities:
Receivables	(2,750)	(6,018)	(5,380)
Inventories	(15,611)	(29,092)	(10,978)
Accounts payable and other accrued expenses	(7,693)	(4,473)	(4,540)
Income taxes	(8,973)	(3,698)	15,012
Excess tax from share-based payment arrangements	(856)	(2,182)	(5,743)
Employee benefit plans	(215)	726	4,956
Other	(3,983)	(5,541)	(1,561)
Net cash flows from operating activities	44,448	4,239	55,389
Cash flows from investing activities:
Additions to plant and equipment	(25,641)	(28,281)	(23,190)
Proceeds from sale of plant and equipment	21	347	343
Additions to other assets	(965)	(3)	-
Purchases of securities	(9,000)	(420,575)	(63,500)
Proceeds from sale of securities	9,000	420,575	99,488
Cash paid for acquisitions, net of cash acquired	(38,380)	(37,015)	(159,205)
Proceeds from sale of business	-	1,725	14,470
Net cash flows from investing activities	(64,965)	(63,227)	(131,594)
Cash flows from financing activities:
Proceeds from long-term debt	70,000	200,000	130,000
Repayment of long-term debt	(46,236)	(101,428)	(81,296)
Proceeds from issuance of common stock	3,446	5,038	10,120
Excess tax from share-based payment arrangements	856	2,182	5,743
Purchases of common stock	(7,816)	(8,118)	(198)
Reduction of loan to ESOP Trust	-	200	232
Dividends paid	(11,369)	(10,834)	(9,833)
Net cash flows from financing activities	8,881	87,040	54,768
Effect of exchange rate changes on cash	(6,682)	3,244	3,257
Net change in cash and equivalents	(18,318)	31,296	(18,180)
Cash and equivalents at beginning of period	65,252	33,956	52,136
Cash and equivalents at end of period	$46,934	$65,252	$33,956

(in thousands)
Cash paid for income taxes	$22,345	$19,074	$24,400
Cash paid for interest	$11,234	$7,144	$3,126

Non –cash items:
Payable to seller of Healy Systems, Inc.	$569	$1,887	$3,066
Payable to seller of Western Pump, Inc.	$77	-	-
Additions to property, plant, and equipment, not yet paid	$185	$517	$525
Capital equipment lease	$925	-	-
Receivable from sale of EMPD	-	$427	$2,147
Stock issued in connection with stock option exercises,	-	$88	-
forfeitures, or stock retirements

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(in thousands)	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Loan to ESOP Trust	Accumulated Other Comprehensive Income/ (Loss)	Comprehensive Income/(Loss)

Balance year end 2005	22,485	$2,249	$74,717	$190,381	$(432)	$647

Net income				56,998			$56,998
Currency translation adjustment						8,306	8,306
Minimum pension liability adjustment, net of tax ($3,278)						4,917	4,917
Comprehensive income							$70,221
SFAS 158 transition amount, net of tax $851						(1,276)
Dividends on common stock				(9,833)
Common stock issued	513	50	10,690
Stock-based compensation	26	3	3,206
Common stock repurchased or received for stock options exercised	(15)	(1)		(766)
Tax benefit of stock options exercised			5,743
Loan payment from ESOP					232
Balance year end 2006	23,009	$2,301	$94,356	$236,780	$(200)	$12,594

Net income				28,683			$28,683
Currency translation adjustment						12,630	12,630
Minimum pension liability adjustment, net of tax $26						(741)	(741)
Comprehensive income							$40,572
Dividends on common stock				(10,834)
Common stock issued	245	24	5,128
Stock-based compensation	32	3	3,762
Common stock repurchased or received for stock options exercised	(195)	(19)		(8,305)
Tax benefit of stock options exercised			2,182
Loan payment from ESOP					200
Balance year end 2007	23,091	$2,309	$105,428	$246,324	$-	$24,483

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Loan to ESOP Trust	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income/(Loss)

Net income				44,111			$44,111
Currency translation adjustment						(32,939)	(32,939)
Minimum pension liability adjustment, net of tax $18,071						(29,580)	(29,580)
Comprehensive loss							$(18,408)
Dividends on common stock				(11,369)
Common stock issued	147	15	3,430
Stock-based compensation	16	2	3,683
Common stock repurchased or received for stock options exercised	(236)	(24)		(7,792)
Tax benefit of stock options exercised			856
Balance year end 2008	23,018	$2,302	$113,397	$271,274	$-	$(38,036)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--The Company's fiscal year ends on the Saturday nearest December 31. The financial statements and accompanying notes are as of and for the years ended January 3, 2009 (53 weeks), December 29, 2007 (52 weeks), and December 30, 2006 (52 weeks) and referred to as 2008, 2007, and 2006, respectively.

Principles of Consolidation--The consolidated financial statements include the accounts of Franklin Electric Co., Inc. and its consolidated subsidiaries.  All intercompany transactions have been eliminated.

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

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $6.8 million in 2008, $7.3 million in 2007, and $8.1 million in 2006.

Fair Value of Financial Instruments--The carrying amount of long term debt was $185.0 and $150.0 million at January 3, 2009 and December 29, 2007, respectively.   The estimated fair value was $130.4 and $146.0 million at January 3, 2009 and December 29, 2007, respectively.  In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long term debt the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.  The Company’s off-balance sheet instruments consist of operating leases, which are not significant.

Accounts Receivable, Earned Discounts, and Allowance for Uncollectible Accounts--Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers, net of earned discounts and estimated allowances for uncollectible accounts. Earned discounts are based on specific customer agreement terms. In determining allowances for uncollectible accounts, historical collection experience, current trends, aging of accounts receivable, and periodic credit evaluations of customers’ financial condition are reviewed.  The Company believes that the allowance is appropriate; however, actual experience could differ from the original estimates, requiring adjustments to the reserve.

Inventories--Inventories are stated at the lower of cost or market. The majority of the cost of domestic and foreign inventories is determined using the first-in, first-out (FIFO) method; a portion of inventory costs are determined using the last-in, first-out (LIFO) method. Inventories stated on the LIFO method were approximately 12.3 percent and 22.2 percent of total inventories in 2008 and 2007, respectively. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded.

Property, Plant and Equipment--Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated on a straight line basis over the estimated useful lives of 5 to 20 years for land improvements and buildings, 5 to 10 years for machinery and equipment, and 5 years for furniture and fixtures.

Maintenance, repairs, and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives of buildings, improvements, and equipment are capitalized. Accelerated methods are used for income tax purposes. The Company reviews its property, plant and equipment for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s depreciation expense was $19.5, $16.5, and $15.8 million in 2008, 2007, and 2006, respectively.

Goodwill and Other Intangible Assets-- The Company performs goodwill impairment testing for its reporting units, which have been determined to be Water Systems and Fueling Systems.  In compliance with SFAS 142, Goodwill and Other Intangible Assets, the Company has evaluated the aggregation criteria and determined that its components can be aggregated.  Goodwill testing is performed on an annual basis in the fourth quarter or more frequently whenever events or a change in circumstances indicate that there may be impairment.  In testing for impairment, the Company makes a determination of the fair value of its reporting units.  Fair value is determined using a combination of an income approach, which estimates fair value based upon future revenue, expenses and cash flows discounted to their present value, and a market approach, which estimates fair value using market multipliers of various financial measures compared to a set of comparable public companies.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that an impairment may exist and the second step of testing as outlined in SFAS No. 142, must be performed to measure the amount of impairment loss.  The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to its carrying value in the same manner as if the reporting units were being acquired in a business combination.  Specifically, the Company would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

Amortization is recorded for other intangible assets with definite lives calculated on a basis that reflects cash flows over the estimated useful lives.  The weighted average number of years over which each intangible class is amortized is 17 years for patents, 6 years for supply agreements, 15 years for technology, 17-20 years for customer relationships, and 8 years for all others.

Warranty Obligations--Warranty terms are generally two years from date of manufacture or one year from date of installation. The general warranty liability is recorded when revenue is recognized and is based on actual historical return rates from the most recent warranty periods.   In 2007, the Company began offering an extended warranty program to certain Water Systems customers, which provides warranty coverage up to five years from the date of manufacture. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims, and expected customer returns. The Company actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The Company believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

Income Taxes --Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company adopted FASB Interpretation No. 48 (“FIN 48”) in the first quarter of 2007.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 by establishing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.

Stock-Based Compensation-- Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost recognized starting January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Pension--The Company makes its determination for pension, postretirement and post employment benefit plans liabilities based on management estimates and  consultation with actuaries, incorporating estimates and assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets, and other factors.

Earnings Per Common Share--Basic and diluted earnings per share are computed and disclosed in accordance with SFAS No. 128, Earnings Per Share. Earnings per share are based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities.

Translation of Foreign Currencies--All assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year end exchange rates. All revenue and expense accounts are translated at average rates in effect during the respective period. Adjustments for translating foreign currency assets and liabilities in U.S. dollars are included as a component of other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations in “Foreign exchange income/(loss)”, as incurred.

Significant Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions by management affect accrued expenses, allowance for uncollectible accounts, inventory valuation, long-lived assets, business combinations, goodwill, taxes, pension and stock-based compensation.

Although the Company regularly assesses these estimates, actual results could materially differ. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

2.	ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements.  This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company’s adoption of this statement in first quarter 2008 had no impact on its consolidated financial position, results of operations and cash flows.  The Company also adopted the deferral provisions of SFAS No. 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.  The Company is in the process of determining the impact of adopting SFAS No. 157, for those non-financial assets and liabilities deferred, on its consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51.  SFAS No. 160 (a) amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and the deconsolidation of a subsidiary; (b) changes the way the consolidated income statement is presented; (c) establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; (d) requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and (e) requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary.  SFAS No. 160 must be applied prospectively; however, the presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.   SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company reviewed the impact on its financial statements and does not believe that the adoption of this standard will have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The statement amends SFAS No. 133 and requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company reviewed the impact on its financial statements and does not believe that the adoption of this standard will have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS  No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS  No. 141(R), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company reviewed the impact on its financial statements and does not believe that the adoption of this standard will have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement is effective as of November 15, 2008.  The Company has adopted this standard with no impact on the Company’s consolidated financial position, results of operations and cash flows.

3. ACQUISITIONS

During 2008, the Company added two pump manufacturers to its Water Systems segment.  In the first quarter of 2008, the Company completed the acquisition of Industrias Schneider SA.  Industrias Schneider is a leading Brazilian producer of pumps for the residential, agricultural, and light commercial markets.  The acquisition advances the Company’s strategy to expand its business base in developing regions where the demand for its products is rapidly growing.  In the second quarter of 2008, the Company acquired Western Pumps LLC (“Western”) in Fresno, California.  Western designs, develops, and manufactures centrifugal pumps specific to the water truck, agricultural irrigation, and center pivot industries and was targeted to expand growth on the west coast of the United States as well as broaden the Company’s product offerings.  Industrias Schneider sales were not material as a component of the Company’s consolidated sales for 2008.  On a pro forma annual basis, Western Pump sales were not material as a component of the Company’s consolidated sales for 2008.

The aggregate purchase price for the two acquisitions was $44.1 million.  The Western Pump LLC purchase agreement provided for additional payments of 7.5 percent of business net sales for the two year period ending March 31, 2010.  The transaction costs and the post-closing working capital adjustments were included in the total purchase accounting calculations under the guidance of SFAS No. 141 Business Combinations.  The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in performing its fair market valuations in 2008.  The aggregate purchase prices were allocated to net assets acquired based on the preliminary fair market values.  Final market values will be determined within the end of the respective measurement periods.  The excess purchase price over fair value of the net assets acquired, $11.8 million, was recorded as goodwill, all of which is deductible for tax purposes.   The results of operations for the acquisitions were included in the Company’s consolidated statement of income, from their respective acquisition dates through the year ended January 3, 2009.

The purchase price assigned to each major asset and liability of Industrias Schneider was as follows:

(In millions)

Assets:
Current assets (including cash acquired)	$16.2
Property plant and equipment	11.2
Intangible assets	13.8
Goodwill	11.1
Other assets	0.1
Total assets	$52.4
Less liabilities	10.4
Total purchase price	$42.0

The following unaudited proforma financial information for the year ended December 29, 2007 gives effect to the acquisition of Industrias Schneider by the Company as if the acquisition had occurred at the beginning of the period reported.  These unaudited proforma combined condensed financial statements are prepared for informational purposes only and are not necessarily indicative of actual results or financial position that would have been achieved had the acquisition of Industrias Schneider been consummated on the dates indicated and are not necessarily indicative of future operating results or financial position of the consolidated companies.  The unaudited proforma combined condensed financial statements do not give effect to any cost savings or incremental costs that may result from the integration of Industrias Schneider with the Company.

FRANKLIN ELECTRIC CO., INC.
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)                                                                                                                          (Unaudited)
2007

Net sales	$642.7

Net income	32.0

Per share data:

Basic earnings per share	1.39

Diluted earnings per share	1.36

During 2007, the Company acquired two pump manufacturers.  In the second quarter of 2007, the Company completed the acquisition of Pump Brands (Pty) Limited, Johannesburg, South Africa (“Pump Brands”) in a stock transaction. Pump Brands, through its wholly owned subsidiary Denorco (Pty) Limited, offers a broad range of pumping system products for the agricultural irrigation, residential, light commercial, industrial, and municipal markets. Locally-manufactured pumps are complemented by alliances with international partners. The Company’s brands, Jacuzzi, Normaflo, Mono, Orbit, Rotorflo, Super D and Tsunami, are sold throughout Africa.  In the third quarter of 2007, the Company acquired the pump division of Monarch Industries Limited, Winnipeg, Canada (“Monarch”) in an asset transaction.  The Monarch acquisition expanded both the existing pump product lines and the distribution coverage in the North American market.  Pro forma annual sales for the above acquisitions were not a material component of the Company’s consolidated sales for 2007.

The aggregate cash purchase price for the two acquisitions was $37.0 million, including direct transaction costs and a post-closing working capital adjustment.  The transaction costs and the post-closing working capital adjustment were included in the total purchase accounting calculations under the guidance of SFAS No. 141 Business Combinations. The Company utilized management estimates and an independent third-party valuation firm to assist in completing an independent fair market valuation in 2008.  The aggregate purchase price was allocated to net assets acquired based on the final fair market values.  The excess purchase price over fair value of the net assets acquired, $12.2 million, was recorded as goodwill all of which was deductible for tax purposes. The results of operations for the acquisitions were included in the Company’s consolidated statement of income, from their respective acquisition dates through the year ended January 3, 2009.

During 2006, the Company completed its acquisition of all of the outstanding shares of capital stock of Little Giant Pump Company (“Little Giant”) from Tecumseh Products Company for a cash purchase price of $120.8 million, excluding direct transaction costs and subject to a final post-closing working capital adjustment. Transaction costs, approximately $2.4 million, and the final post-closing working capital adjustment, approximately $0.7 million, were included in the purchase accounting calculations under the guidance of SFAS No. 141 Business Combinations. Accordingly, a portion of the aggregate purchase price was allocated to net assets acquired based on a fair market valuation. The excess purchase price over fair value of the net assets acquired, $47.3 million, was recorded as goodwill.  The $47.3 million recorded as goodwill was deductible for tax purposes.

Little Giant’s results of operations were included in the Company’s consolidated statement of income, from the acquisition date through the year ended January 3, 2009.

During 2006, the Company acquired Healy Systems, Inc. (“Healy Systems”) in a stock purchase transaction for a cash purchase price of $35.1 million, excluding direct transaction costs and a post-closing working capital adjustment. The purchase agreement provided for additional payments of 5 percent of certain Healy Systems product sales for the first five years following the year of acquisition. As of December 29, 2007, the total transaction costs, $0.4 million, and the post closing working capital adjustment, $2.7 million, were included in the total purchase accounting calculations under the guidance of SFAS No. 141 Business Combinations. The Company continued, from the original 2006 acquisition date, to account for additional purchase price adjustments into 2007.  The purchase price was allocated to net assets based on a fair market valuation. The excess of purchase price over estimated fair value of the net assets acquired, $18.6 million, was recorded as goodwill.  No portion of the $18.6 million recorded as goodwill was deductible for tax purposes.  The initial excess purchase price over fair value of the net assets acquired, $26.4 million originally recorded as goodwill, was adjusted to $18.6 million for the fair market values assigned to fixed assets, customer relationships, technology, other intangible assets, and a deferred tax adjustment.

Healy Systems results of operations were included in the Company’s consolidated statement of income, from the acquisition date through the year ended January 3, 2009.

The following unaudited pro forma statements give effect to the acquisition of Little Giant Pump Company and Healy Systems, by the Company. The unaudited pro forma combined condensed statements of income for 2006 give effect to the acquisition of Little Giant Pump Company and Healy Systems as if the acquisitions had occurred at the beginning of the period reported. This unaudited pro forma combined condensed financial statement is prepared for informational purposes only and is not necessarily indicative of actual results or financial position that would have been achieved had the acquisitions of Little Giant and Healy Systems been consummated on the dates indicated and are not necessarily indicative of future operating results or financial position of the consolidated companies. The unaudited pro forma combined condensed financial statement does not give effect to any cost savings or incremental costs that may result from the integration of Little Giant Pump Company and Healy Systems with the Company.

FRANKLIN ELECTRIC CO., INC.
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)                                                                                                                        (Unadudited)
2006

Net sales	$615.7

Net income	$59.3

Per share data:

Basic earnings per share	$2.60

Diluted earnings per share	$2.55

4. DISCONTINUED OPERATIONS

During December 2006, the Company sold its Engineered Motor Products Division (“EMPD”) for an approximate $16.6 million selling price. Representing less than 10 percent of the Company’s consolidated sales, the Company no longer considered EMPD to be a part of its core operations. Thus future growth potential would be limited. This transaction was recognized in accordance to the guidance within SFAS No. 144 Accounting for the Impairment and/or Disposal of Long-Lived Assets.

The selling price included an initial sales price of $16.0 million and a final working capital adjustment of $0.6 million. Net book value of the disposed assets was $11.9 million, including $14.5 million in total assets offset by $2.5 million in assumed liabilities. The Company realized a net book gain of $4.7 million in 2006. Divestiture expenses, incurred by the Company, of $0.8 million and $4.6 million for a one-time pension cost adjustment were recognized, offsetting the $4.7 million gain and resulting in a net pre-tax loss of $0.8 million for 2006. The net pre-tax loss is included in the statement of income for 2006, as part of discontinued operations.

Net sales from discontinued operations, were $36.8 million for 2006.  The income before tax, related to discontinued operations, was $0.4 million for 2006.

5.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value under GAAP.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

The Company designates the cash equivalents as Level 1, as they are Money Market accounts backed by Treasury Bills.  As of January 3, 2009 and December 29, 2007, assets measured at fair value on a recurring basis were as follows:

(In millions)	January 3, 2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$21.1	$21.1	$-	$-

	December 29, 2007	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$36.2	$36.2	$-	$-

6.  INVESTMENTS - SECURITIES

As of January 3, 2009 and December 29, 2007, the Company held no current investments in equity securities.  During 2008 and 2007, the Company held investments consisting of auction rate municipal bonds classified as available-for-sale securities.  All income generated from these current investments was recorded as “Other income” in the statements of income. Cash paid for these securities and proceeds from the sale of these securities were included in the “Cash flows from investing activities” section of the cash flows statements.

7.  EQUITY INVESTMENTS

The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the face of the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends. The carrying value of the investment was $7.7 million as of January 3, 2009, and $6.9 million at year end December 29, 2007. The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income” in the Company’s statements of income, was $0.7 million, $0.8 million and $0.7 million, for 2008, 2007, and 2006, respectively.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The Company uses the purchase method of accounting for business combinations, in accordance with SFAS No. 141, Business Combinations.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual impairment testing during the fourth quarter of each year; unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for 2008, 2007, or 2006.

The carrying amounts of the Company’s intangible assets were as follows:

(In millions)	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$6.7	$(3.8)	$6.3	$(3.3)
Supply agreements	7.2	(5.7)	7.2	(5.0)
Technology	7.0	(1.2)	6.1	(0.8)
Customer relationships	54.1	(5.6)	48.3	(2.8)
Other	2.0	(1.9)	2.1	(2.0)
Total amortized intangibles	77.0	(18.2)	70.0	(13.9)

Unamortized intangibles:
Trade names	16.9	-	10.9	-
Total intangibles	$93.9	$(18.2)	$80.9	$(13.9)

The weighted average number of years over which each intangible class is amortized is as follows:

Class	Years
Patents	17
Supply agreements	6
Technology	15
Customer relationships	17 - 20
Other	8

Amortization expense related to intangible assets for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, was $4.7, $3.8, and $2.2 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2009	2010	2011	2012	2013

Amortization expense	$4.3	$4.2	$4.1	$3.8	$3.6

The change in the carrying amount of goodwill by reporting segment for 2008 and 2007 was as follows:

	2008
(In millions)	Water	Fueling	Total

Balance as of December 29, 2007	$92.9	$47.1	$140.0
Acquired	12.4	0.0	12.4
Adjustments to prior year acquisitions	(3.3)	4.5	1.2
Foreign currency translation	(5.5)	0.0	(5.5)
Balance as of January 3, 2009	$96.5	$51.6	$148.1

	2007
(In millions)	Water	Fueling	Total

Balance as of December 30, 2006	$78.7	$54.8	$133.5
Acquired	12.2	0.0	12.2
Adjustments to prior year acquisitions	0.0	(7.7)	(7.7)
Foreign currency translation	2.0	0.0	2.0
Balance as of December 29, 2007	$92.9	$47.1	$140.0

The 2008 acquired goodwill in the Water Systems segment was primarily related to the Company’s acquisition of Industrias Schneider SA.  The 2007 acquired goodwill in the Water Systems segment was related to the Company’s acquisitions of Pump Brands (Pty) Limited, and the pump division of Monarch Industries Limited.

Purchase accounting adjustments primarily included the completed valuation of certain assets and liabilities, including property, plant and equipment and intangible assets related to the acquisition of Pump Brands (Pty) Limited and Healy Systems, Inc.

9.  EMPLOYEE BENEFIT PLANS

Defined Benefit Plans - As of January 3, 2009, the Company maintains three domestic pension plans and one German pension plan. The Company used a December 31 measurement date for these plans.

The following table sets forth aggregated information related to the Company’s pension benefits and other postretirement benefits, including changes in the benefit obligations, changes in plan assets, funded status, amounts recognized in the Balance Sheet, amounts recognized in Other Accumulated Comprehensive Income, and actuarial assumptions that the Company considered in its determination of benefit obligations and plan costs:

(In millions)
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Accumulated benefit obligation, end of year	$141.5	$139.1	$11.9	$12.1

Change in benefit obligation:
Projected benefit obligation, beginning of year	$143.8	$152.7	$12.1	$13.0
Service cost	3.6	4.1	0.1	0.2
Interest cost	8.8	8.5	0.8	0.7
Plan amendments	-	0.1	-	-
Actuarial gain (loss)	1.3	(6.8)	0.3	(0.6)
Settlements paid	(0.1)	(0.5)	-	-
Benefits paid	(12.5)	(15.5)	(1.2)	(1.2)
Liability (gain)/loss due to curtailment**	1.5	-	(0.2)	-
Foreign currency exchange	(0.5)	1.2	-	-
Projected benefit obligation, end of year	$145.9	$143.8	$11.9	$12.1

Change in plan assets:
Fair value of assets, beginning of year	$131.5	$144.3	$-	$-
Actual return on plan assets	(37.7)	1.2	-	-
Company contributions	5.9	1.3	1.2	1.2
Employee contributions	0.3	-	-	-
Settlements paid	(0.1)	(0.3)	-	-
Benefits paid	(12.5)	(15.5)	(1.2)	(1.2)
Foreign currency exchange	(0.2)	0.5	-	-
Plan assets, end of year	$87.2	$131.5	$-	$-
Funded status of the plan	(58.7)	(12.3)	(11.9)	(12.1)
Net liability, end of year	$(58.7)	$(12.3)	$(11.9)	$(12.1)

Amounts Recognized in Balance Sheet:
Noncurrent assets	$-	$3.3	$-	-
Deferred tax asset	18.9	0.5	0.6	1.0
Current liabilities	(0.3)	(1.9)	(1.2)	(1.1)
Noncurrent liabilities	(58.4)	(13.7)	(10.7)	(11.0)
Net pension liability, end of year	$(39.8)	$(11.8)	$(11.3)	$(11.1)

Amount Recognized in Accumulated Other Comprehensive Income:
Net Transition Obligation	$-	$-	$0.5	$0.9
Prior Service Cost	0.5	0.9	0.4	0.6
Net Actuarial Loss	31.1	0.6	0.1	-
Total Recognized in Other Comprehensive Income	$31.6	$1.5	$1.0	$1.5
**   These items are related to the headcount reduction at the Siloam Springs, Arkansas facility associated with the current realignment plan.

The following table sets forth Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income for 2008 and 2007:

(In millions)	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Net actuarial (gain)/loss	$49.9	$2.6	$0.1	$(0.6)
Prior service cost	-	0.1	-	-
Amortization of:
Net actuarial gain/(loss)	(0.7)	0.2	-	-
Prior service cost/(credit)	(0.6)	(1.2)	(0.3)	(0.1)
Transition (asset)/obligation	-	-	(0.6)	(0.3)
Deferred tax asset	(18.5)	(0.4)	0.3	0.4
Total recognized in other comprehensive income	$30.1	$1.3	$(0.5)	$(0.6)

Total recognized in net periodic benefit cost and other comprehensive income	$34.6	$4.1	$1.3	$0.7

Assumptions used to determine domestic benefit obligations:
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.90%	6.40%	6.90%	6.40%
Rate of increase in future compensation	3-8.00%	3-8.00%	3-8.00%	3-8.00%
	(Graded)	(Graded)	(Graded)	(Graded)

Assumptions used to determine domestic periodic benefit cost:
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.40%	5.85%	6.40%	5.85%
Rate of increase in future compensation	3-8.00%	3-8.00%	3-8.00%	3-8.00%
	(Graded)	(Graded)	(Graded)	(Graded)
Expected long-term rate of return on plan assets	8.50%	8.50%	-	-

The accumulated benefit obligation for the Company’s qualified and German defined benefit pension plans was $127.3 million and $124.2 million for the years ended 2008 and 2007.

The following table sets forth the aggregated net periodic benefit cost for 2008, 2007, and 2006:

(In millions)
	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006

Service cost	$3.6	$4.1	$4.7	$0.1	$0.2	$0.3
Interest cost	8.8	8.5	8.1	0.8	0.7	0.8
Expected return on assets	(10.8)	(10.7)	(10.5)	-	-	-
Amortization of transition obligation	-	-	-	0.3	0.3	0.5
Prior service cost	0.6	1.2	1.4	0.1	0.1	0.2
Loss	0.1	0.3	0.3	-	-	0.1
Net periodic benefit cost	$2.3	$3.4	$4.0	$1.3	$1.3	$1.9
Curtailment expense**	1.5	(0.8)	1.1	0.5	-	1.9
Special termination benefits*	-	-	1.4	-	-	0.2
Settlement cost	0.5	0.2	0.3	-	-	-
Total net periodic benefit cost	$4.3	$2.8	$6.8	$1.8	$1.3	$4.0
*These items relate to the divestiture of the Engineered Motor Products Division in 2006.
** These items are related to the headcount reduction at the Siloam Springs, Arkansas facility associated with the current realignment plan.

The estimated net actuarial (gain)/loss, prior service cost/(credit), and transition (asset)/obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2009 fiscal year are $0.2, $0.4 and $0.0, respectively, for the pension plans and $0.0, $0.1 and $0.2 respectively, for all other benefits.

The Company consults with actuaries, asset allocation consultants and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company has assumed an expected long-term rate of return on plan assets of 8.5 percent. This is the result of stochastic modeling showing the 50th percentile median return at or above 8.5 percent.  Plan assets are invested in a diversified portfolio of equity and fixed-income securities in order to maximize the long-term return for a prudent level of risk.  Furthermore, equity investments are diversified across domestic and international growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.  Risk tolerance is established through careful consideration of plan liabilities, plan funded status, plan liquidity needs and corporate financial condition.  A 25 basis point change to the long-term rate of return assumption would result in approximately a $0.3 million change in pension expense.

The qualified and German plans asset allocations for the years ended 2008 and 2007, by asset category are as follows:

	Plan Assets at December 31

	2008	2007
Equity Securities	63%	70%
Fixed Income Securities	37%	30%
Total	100%	100%

Equity securities include Company stock of $1.1 million (1.3 percent of total plan assets) and $12.2 million (10.0 percent of total plan assets) at year end  2008 and 2007, respectively.

The Company’s German pension plan is partially funded with insurance contracts up to maximums established by German tax legislation.  Benefits above the statutory maximums are recorded in the Company’s balance sheet.

One of the Company’s four pension plans covers only certain management employees. The Company does not fund this plan, and its assets were zero in 2008 and 2007. The plan’s projected benefit obligation and accumulated benefit obligation were $6.0 million and $5.6 million, respectively, for 2008, and $6.2 million and $5.9 million, respectively, for 2007.

The Company estimates total contributions to the plans of $15.7 million in 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension	Other
	Benefits	Benefits
2009	$10.3	$1.2
2010	10.5	1.2
2011	10.6	1.2
2012	11.0	1.2
2013	11.2	1.2
Years 2014 through 2018	66.0	5.4

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

The following table sets forth Company contributions to the ESOP and 401(k) Plans.

(In millions)
	2008	2007	2006
Company contributions to the plan	$1.8	$1.8	$1.1

10.  ACCRUED LIABILITIES

Accrued liabilities consist of:

(In millions)
	2008	2007
Salaries, wages, and commissions	$20.9	$15.9
Product warranty costs	9.3	9.7
Insurance	4.3	5.8
Employee benefits	4.8	5.8
Other	8.7	8.9
	$48.0	$46.1

11.  INCOME TAXES

Income before income taxes consisted of:

(In millions)
	2008	2007	2006

Domestic	$28.6	$18.8	$70.9
Foreign	38.4	25.3	16.5
Continuing operations	67.0	44.1	87.4
Discontinued operations	0.0	0.0	0.4
	$67.0	$44.1	$87.8

The income tax provision consisted of:

(In millions)
	2008	2007	2006

Current payable:
Federal	$(1.7)	$4.7	$28.6
Foreign	12.0	9.0	7.0
State	0.2	0.7	5.0
Deferred:
Federal	11.8	0.7	(7.1)
Foreign	(1.1)	(0.2)	(0.7)
State	1.7	0.5	(2.1)
Continuing operations	22.9	15.4	30.7
Discontinued operations	0.0	0.0	0.1
	$22.9	$15.4	$30.8

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In millions)
	2008	2007
Deferred tax assets:
Accrued expenses and reserves	$9.8	$10.4
Compensation and employee benefits	26.4	13.7
Other items	6.0	5.6
Total deferred tax assets	42.2	29.7

Deferred tax liabilities:
Accelerated depreciation on fixed assets	10.3	8.4
Amortization of intangibles	17.5	14.7
Other items	2.0	1.2
Total deferred tax liabilities	29.8	24.3

Net deferred tax assets	$12.4	$5.4

The portions of current and non-current deferred tax assets and liabilities were as follows:

(In millions)
	2008		2007

	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current	$17.0	$0.4	$17.5	$0.4
Non-current	25.2	29.4	12.2	23.9
	$42.2	$29.8	$29.7	$24.3

	2008	2007	2006

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.9	2.2	2.1
Extraterritorial income exclusion	0.0	0.0	(0.6)
Foreign operations	(0.9)	(0.7)	0.3
Sec 199 Manufacturing deduction	(0.8)	(0.5)	(0.8)
R&D tax credits	(0.9)	(1.2)	(0.7)
Other items	(0.1)	0.2	(0.2)
Effective tax rate	34.2%	35.0%	35.1%

The Company considers earnings from The Netherlands, Mexico, Italy, and a portion of South Africa to be indefinitely reinvested.  The Company identified the accumulated earnings for the affiliates that were not indefinitely reinvested and computed the tax associated with the subsequent repatriation.  This computation considered the impact of applicable withholding taxes and the availability of U.S. foreign tax credits. The Company calculated that the repatriation of all the accumulated earnings that are not indefinitely reinvested would result in a net tax liability of $1.5 million.  The Company changed its APB 23, Accounting for Income Taxes-Special Areas, assertion for South Africa during 2008; approximately $6.0 million of South Africa's unremitted earnings are considered permanently reinvested.

12.  ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, in the first quarter of 2007.  The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2008 (excluding interest and penalties) is as follows:

(In millions)	2008	2007

Beginning balance	$2.0	$1.9
Additions based on tax positions related to the current year	2.9	0.1
Additions for tax positions of prior years	2.9	0.1
Reductions for tax positions of prior years	(0.7)	(0.1)
Settlements	(0.3)	-
Ending balance	$6.8	$2.0

If recognized, the effective tax rate would be affected by the net unrecognized tax benefits of $1.0 million.  These amounts are primarily associated with uncertain tax positions taken by acquired companies in tax years prior to the acquisition of these companies by the Company.  The stock purchase agreements related to these acquisitions provide the Company rights to recover tax liabilities related to pre-acquisition tax years from the sellers.  Other amounts are associated with domestic state tax issues, such as nexus, as well as other federal and state uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has accrued approximately $0.4 million for interest and penalties as of January 3, 2009.  Interest and penalties recorded during 2008 primarily related to the subsidiary pre-acquisition tax positions.

The Company is subject to periodic audits by domestic and foreign tax authorities.  Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions.  It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of the audits.  Based on the current audits in process, the payment of taxes as a result of audit settlements could be from $0.0 to $2.7 million.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

13.  DEBT

On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (the “Agreement”). The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments.  The Company was in compliance with the covenants as of January 3, 2009 and December 29, 2007. The Company had $35.0 million in borrowings under the Agreement at January 3, 2009.  There were no outstanding borrowings at December 29, 2007.

On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes). The B-1 and B-2 Notes bear a coupon of 5.79 percent and have an average life of ten years with a final maturity in 2019. Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity. The Prudential Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments.  The Company was in compliance with the covenants as of January 3, 2009 and December 29, 2007.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at January 3, 2009 or December 29, 2007.

Long-term debt consisted of:
(In millions)	2008	2007
Prudential Agreement-- 5.79 percent.	$150.0	$150.0
Prudential Agreement-- 6.31 percent, principal of $10.0 million paid in November 2008	0.0	10.0
Capital Leases	1.2	0.9
Other	0.0	0.8
Agreement-- the average interest rate for 2008 was 3.29 percent based on the London Interbank Offered Rates (LIBOR) plus an interest spread.	35.0	0.0
	186.2	161.7
Less Current Maturities	(0.7)	(10.4)
Long-term debt:	$185.5	$151.3

The following debt payments are expected to be paid:
(In millions)
	Total	2009	2010	2011	2012	2013
Debt	$185.0	$0.0	$0.0	$35.0	$0.0	$150.0
Capital Leases	$1.2	$0.7	$0.2	$0.2	$0.1	$0.0
	$186.2	$0.7	$0.2	$35.2	$0.1	$150.0

14.	INTEREST RATE RISK

On September 24, 2003 the Company entered into a fixed-to-variable interest rate swap to achieve a desired proportion of variable vs. fixed rate debt.  The fixed-to-variable interest rate swap was accounted for as a fair value hedge, per SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed based on changes in the fair value of the underlying debt using incremental borrowing rates currently available on loans with similar terms and maturities.  The effective gain or loss on the interest rate swap and that of the underlying debt were equal and offsetting resulting in no net effect to earnings.  The swap contract, which had a notional amount of $10 million, matured on November 10, 2008 and was not renewed.  The fair value of this hedge instrument was zero at December 30, 2007.  Per the terms of the swap contract the Company received interest at a fixed rate of 6.31 percent and paid interest at a variable rate based on the three month LIBOR rate plus a spread.  The average variable rate paid by the Company was 5.79 percent in 2008 and 7.90 percent in 2007.  The differential in interest rates on the swap was recognized as an adjustment of interest expense over the term of the agreement.

15.	SHAREOWNERS' EQUITY

The Company had 23,018,453 shares of common stock (65,000,000 shares authorized, $.10 par value) outstanding at the end of 2008.

During 2008, 2007, and 2006, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(Amounts in millions, except share amounts)
	2008	2007	2006
Repurchases	$7.8	$8.1	$0.2
Shares	235,100	187,600	5,000

During 2008, the Company retired 700 shares that had been previously granted as a stock award to an employee, but were forfeited upon his voluntary termination.  As well, the Company retired 106 shares that were received by employees as payment for taxes owed upon the release of their restricted awards.  During 2007, under terms of a Company stock option plan, participants delivered 3,843 shares for $0.2 million of Company common stock as consideration for stock issued upon the exercise of stock options. Also in 2007, the Company retired 2,901 shares that had been previously granted as stock awards to executive officers, but were forfeited upon their retirement.  As well, the Company retired 288 shares that were received by the retiring executive officers as payment for taxes owed upon the release of their restricted awards.  During 2006, participants delivered 9,619 shares for $0.6 million.   All of the shares received were from officers of the Company.

In 2008, 2007, and 2006, the Company recorded $0.9 million, $2.2 million, and $5.7 million, respectively, as a reduction in tax liability and an increase to shareowners’ equity as a result of stock option exercises.

Accumulated other comprehensive income (loss), consisting of the currency translation adjustment and the pension liability adjustment, was ($5.4) million and ($32.6) million, respectively at January 3, 2009 and $27.1 million and ($3.0) million, respectively, at December 29, 2007.

16.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)
	2008	2007	2006
Numerator:
Income from continuing operations	$44.1	$28.7	$56.8
Income from discontinued operations	0.0	0.0	0.2
Net income	$44.1	$28.7	$57.0
Denominator:
Basic
Weighted-average common shares	23.0	23.1	22.8
Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.2	0.4	0.5
Adjusted weighted-average common shares	23.2	23.5	23.3

Basic earnings per share
Basic from continuing operations	$1.92	$1.24	$2.49
Basic from discontinuing operations	0.00	0.00	0.01
Total basic earnings per share	$1.92	$1.24	$2.50

Diluted earnings per share
Diluted from continuing operations	$1.90	$1.22	$2.43
Diluted from discontinuing operations	0.00	0.00	0.01
Total diluted earnings per share	$1.90	$1.22	$2.44

Anti-dilutive stock options excluded	0.8	0.3	0.3
Anti-dilutive stock options price range – low	$32.19	$40.93	$36.97
Anti-dilutive stock options price range – high	$48.87	$48.87	$45.90

17.  STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The total stock-based compensation recognized in 2008, 2007 and 2006 was $3.7, $3.8 million and $3.2 million, respectively.

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

There are no shares available for further grants under the Franklin Electric Co., Inc. Stock Option Plan, although outstanding options remain.  On April 29, 2005, the Franklin Electric Co., Inc. Stock Plan (the “Stock Plan”) was approved by the Company’s shareholders. Under the Stock Plan, employees and non-employee directors may be granted stock options or stock awards. The Company currently issues new shares from its common stock outstanding balance to satisfy share option exercises and stock awards.

Stock Options:
Under each of the above plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and the options expire ten years after the date of the grant. Generally, options granted to nonemployee directors vest 33 1/3 percent a year and become fully vested and exercisable after three years. Options granted to employees vest at 20 or 25 percent a year and become fully vested and exercisable after five years or four years, respectively. Subject to the terms of the plans, in general, the aggregate option price and any applicable tax withholdings may be satisfied in cash or its equivalent, or by the plan participant’s delivery of shares of the Company’s common stock, having a fair market value at the time of exercise equal to the aggregate option price and/or the applicable tax withholdings.

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Risk-free interest rate	2.91 – 3.15%	4.74 – 4.78%	4.54%
Dividend yield	1.11 – 1.12%	0.65 - 0.67%	0.70 – 0.74%
Weighted-average dividend yield	1.119%	0.653%	0.707%
Volatility factor	0.3552 – 0.3714	0.3529 - 0.3701	0.3553 – 0.3768
Weighted-average volatility	0.3691	0.3554	0.3590
Expected term	5.0 – 6.0 years	5.3-6.2 years	4.0 – 5.0 years
Forfeiture rate	3.61%	4.18%	5.44%

A summary of the Company’s stock option plans activity and related information is as follows:

(Shares in thousands)
Stock Options:	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of 2006	1,793	$23.60
Granted	125	45.90
Exercised	(509)	20.69
Forfeited	(11)	25.22

Outstanding at beginning of 2007	1,398	$26.65
Granted	131	48.87
Exercised	(245)	21.05
Forfeited	(32)	29.38

Outstanding at beginning of 2008	1,252	$29.99
Granted	347	32.45
Exercised	(147)	23.45
Forfeited	(13)	39.15
Outstanding at end of period	1,439	$31.17	5.60	$4,512

Expected to vest after applying forfeiture rate	1,423	$31.12	5.57	$4,512
Vested and exercisable at end of period	903	$27.68	3.95	$4,512

	2008	2007	2006
Weighted average grant-date fair value of options	$11.64	$19.75	$16.43

(In millions)
Intrinsic value of options exercised	$2.9	$6.3	$2.7
Cash received from the exercise of options	3.4	5.0	10.1
Fair value of shares vested	4.0	2.7	2.7
Tax benefit	0.9	2.2	5.7

There were no share-based liabilities paid during the 2008 and 2007 fiscal years.

The Company is authorized to repurchase up to 1.9 million shares under an authorization approved by its Board of Directors.  Share repurchases will be considered on an opportunistic basis and could therefore range between zero and 1.9 million shares in 2009.   As a result of the Company’s policy of issuing shares upon share option exercises the Company attempts to repurchase at a minimum the number of shares issued in a given year.

A summary of the Company’s nonvested shares activity and related information, for fiscal year ended January 3, 2009 and December 29, 2007 follows:

2008
(Shares in thousands)
Nonvested Shares	Shares	Weighted-Average Grant- Date Fair Value

Nonvested at beginning of period	416	$39.99
Granted	347	32.44
Vested	(215)	35.19
Forfeited	(12)	38.83
Nonvested at end of period	536	$37.06

2007
(Shares in thousands)
Nonvested Shares	Shares	Weighted-Average Grant- Date Fair Value

Nonvested at beginning of period	556	$33.95
Granted	131	48.87
Vested	(245)	31.89
Forfeited	(26)	31.66
Nonvested at end of period	416	$39.99

As of January 3, 2009 there was $4.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Stock Awards:
Under the Stock Plan, nonemployee directors and employees may be granted stock awards or grants of restricted shares of the Company’s common stock.  The Stock Plan is an amendment and restatement of the Franklin Electric Co., Inc. Key Employee Performance Incentive Stock Plan (the “Incentive Plan”), established in 2000. Prior to April 29, 2005, 16,300 shares had been awarded under the Incentive Plan and an additional 150,000 shares were authorized for stock awards under the Stock Plan.

The stock awards are granted at the market value on the date of grant.  Stock awards cliff vest over either 1, 4 or 5 years and may be contingent on the attainment of certain performance goals. Dividends are paid to the recipient prior to vesting. Stock awards granted to retirement eligible employees were immediately expensed in 2008 and 2007.

A summary of the Company’s restricted stock award activity and related information, for the fiscal year ended January 3, 2009 and December 29, 2007 follows:

2008
(Shares in thousands)
Nonvested Shares	Shares	Weighted-Average Grant- Date Fair Value

Nonvested at beginning of period	61	$45.24
Awarded	16	36.58
Vested	(13)	40.37
Forfeited	(1)	40.72
Nonvested at end of period	63	$44.06

2007

(shares in thousands)
Nonvested Shares	Shares	Weighted-Average Grant- Date Fair Value

Nonvested at beginning of period	40	$43.39
Awarded	32	47.40
Vested	(8)	43.77
Forfeited	(3)	47.44
Nonvested at end of period	61	$45.24

As of January 3, 2009 there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.83 years.

18.  SEGMENT AND GEOGRAPHIC INFORMATION

Segments

Based on the management approach established by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company’s business consists of the following operating segments, based on the principal end market served: Water Systems and Fueling Systems.   The Company disaggregated the segment information starting with the 2007 annual report due to growth from acquisitions and other operational changes which diversified the operating segments.  The Company includes unallocated corporate expenses and inter-company eliminations in an “Other” segment that together with Water and Fueling represent the Company.

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

Financial information by reportable business segment is included in the following summary:
(In millions)

	2008	2007	2006	2008	2007	2006
	Net sales to external customers			Operating income (loss)
Water Systems	$557.0	$466.8	$465.6	$67.6	$56.7	$104.4
Fueling Systems	$188.6	$135.2	$92.3	$49.4	$24.6	$15.0
Other	$0.0	$0.0	$0.0	$(40.3)	$(32.1)	$(30.3)
Consolidated	$745.6	$602.0	$557.9	$76.7	$49.2	$89.1

	Total assets			Depreciation
Water Systems	$397.4	$398.6		$16.7	$14.6	$12.8
Fueling Systems	$219.7	$203.1		$1.1	$0.8	$0.7
Other	$76.9	$60.5		$1.7	$1.1	$1.1
Consolidated	$694.0	$662.2		$19.5	$16.5	$14.6

	Amortization			Capital Expenditures
Water Systems	$2.8	$1.8	$1.2	$17.6	$23.6	$20.1
Fueling Systems	$1.9	$2.0	$1.0	$2.7	$3.9	$0.9
Other	$0.0	$0.0	$0.0	$6.6	$1.3	$2.2
Consolidated	$4.7	$3.8	$2.2	$26.9	$28.8	$23.2

Cash is the major asset group in “Other” of total assets.

Total Company Geographic Information
(In millions)	Net Sales			Long-lived assets

	2008	2007	2006	2008	2007
United States	$392.1	$337.1	$364.7	$256.4	$249.5
Foreign	353.5	264.9	193.2	120.0	103.3
Total	$745.6	$602.0	$557.9	$376.4	$352.8

In 2008 and 2007, no single customer accounted for more than 10 percent of the Company’s consolidated sales.  ITT Industries, Inc., and its various subsidiaries and affiliates, accounted for 11 percent of the Company’s consolidated sales in 2006. Pentair Corporation and its various subsidiaries and affiliates, accounted for 12 percent of the Company’s consolidated sales in 2006.  ITT Industries and Pentair Corporation were customers in the Water Systems segment.

19.  CONTINGENCIES AND COMMITMENTS

During the first half of 2008, the Company completed a retrofit program in which it replaced a third party supplied component part in the nozzle of the Enhanced Vapor Recovery Systems installed in California filling stations.  In October 2008, the California Air Resources Board (“CARB”) provided a Notice of Violation to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  Proceedings under the NOV are not expected to adversely affect the Company’s sale of Enhanced Vapor Recovery Systems in California.  The Company intends to attempt to resolve this matter in discussions with CARB, as CARB invited it to do, and does not expect the resolution of this matter, and any related proceedings involving local agencies, to have a material effect on the Company’s financial position, results of operations, and cash flows.  As of January 3, 2009, there was no contingency recorded for this legal matter.

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

Total rent expense charged to operations for operating leases including contingent rentals was $8.3 million, $7.9 million, and $5.8 million for 2008, 2007 and 2006, respectively.

The future minimum rental payments for non-cancelable operating leases as of January 3, 2009 are as follows:

(In millions)
	2009	2010	2011	2012	2013
Future minimum rental payments	$5.6	$3.9	$3.2	$1.2	$1.1

Rental commitments subsequent to 2013 are not significant by year, but aggregated are $5.2 million in total.

At January 3, 2009, the Company had $2.1 million of commitments primarily for the purchase of machinery and equipment, and building expansions.

Below is a table that shows the activity in the warranty accrual accounts:

(In millions)
	2008	2007
Beginning balance	$9.7	$10.0
Accruals related to product warranties	10.7	6.3
Additions related to acquisitions	0.1	0.7
Reductions for payments made	(11.2)	(7.3)
Ending balance	$9.3	$9.7

20.  RESTRUCTURING

In North America the Company is continuing the rationalization of manufacturing capacity between the manufacturing complex in Linares, Mexico and its other North American plants.  The current realignment plan includes the phased move of approximately 500,000 man hours of manufacturing activity to Linares, approximately 80 percent of which is from Siloam Springs, Arkansas. The transfer is expected to be largely complete by June, 2009 and is anticipated to reduce manufacturing labor and overhead costs.

The cost of the rationalization and transfer is estimated to be between $6.0 million and $8.0 million.  The major categories of cost include:

Severance and other employee assistance costs                            $0.8 - $1.1
Pension curtailments                                                                            $1.7 - $2.0
Asset write-downs                                                                       $2.8 - $3.2
Equipment relocations                                                                         $0.7 - $1.7

After this transfer is complete, the Linares facility will have sufficient capacity to absorb additional manufacturing activity and plans are being made to further rationalize capacity in late 2009 and 2010.

Restructuring expenses of $2.2 million were incurred in 2008 primarily for pension curtailment costs.  Restructuring expenses of $3.9 million were incurred in 2007, primarily for manufacturing equipment relocation and production re-alignment under a prior phase.  As of January 3, 2009 and December 29, 2007, there were no significant restructuring reserves in the Company’s consolidated balance sheet.

21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial information for 2008 and 2007, from continuing operations, is as follows:

(In millions, except per share amounts)

	Net Sales	Gross Profit	Income - Cont. Ops.	Basic Earnings Per Share (a)	Diluted Earnings Per Share
2008

1st Quarter	$176.0	$51.5	$8.1	$0.35	$0.35
2nd Quarter	201.7	64.7	15.3	0.67	0.66
3rd Quarter	215.8	66.5	17.3	0.75	0.74
4th Quarter	152.1	44.3	3.4	0.15	0.15
	$745.6	$227.0	$44.1	$1.92	$1.90

During the fourth quarters of 2008 and 2007, the Company significantly decreased its LIFO inventory provision due to changes in commodity and component prices.  Therefore the LIFO provision included in the fourth quarters reduced cost of sales by $4.3 million and $2.4 million, respectively.

2007

1st Quarter	$130.5	$38.9	$4.9	$0.21	$0.21
2nd Quarter	152.5	43.3	6.6	0.29	0.28
3rd Quarter	165.3	48.0	11.7	0.51	0.50
4th Quarter	153.7	42.6	5.5	0.24	0.23
	$602.0	$172.8	$28.7	$1.24	$1.22

(a) Earnings per common share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

22.  SUBSEQUENT EVENTS

In an agreement dated January 16, 2009, between Franklin Electric and Vertical S.p.A., the Company acquired 75 percent of the outstanding shares of the entity for approximately €15.0 million, $19.9 million at the then current exchange rate, subject to certain terms and conditions.  Vertical specializes in the design, development and manufacture of pressed and welded stainless steel pumps and pump components.  Franklin has a strong global water systems distribution network and can now partner with Vertical to address the growing worldwide demand for stainless steel water pumps.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the “Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of income, shareowners' equity and comprehensive income, and cash flows for each of the three years in the period ended January 3, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 12, on January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

As discussed in Notes 1 and 17, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and on December 30, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 4, 2009

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management did not include in the scope of this evaluation Industrias Schneider SA and Western Pump LLC both acquired during 2008 and whose financial statements collectively constitute 10.3 percent and 6.0 percent of net and total assets, respectively, 6.4 percent of revenues, and 9.0 percent of net income of the consolidated financial statement amounts as of and for the year ended January 3, 2009.  Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of January 3, 2009.

Our independent registered accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 60-61.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

 We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control Over Financial Reporting,) Management did not include in the scope of this evaluation Industrias Schneider SA and Western pump LLC both acquired during 2008 and whose financial statements collectively constitute 10.3 percent and 6.0 percent of net and total assets, respectively, 6.4 percent of revenues, and 9.0 percent of net income of the consolidated financial statement amounts as of and for the year ended January 3, 2009. Accordingly, our audit did not include the internal control over financial reporting at Industrias Schneider SA and Western pump LLC.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 3, 2009 of the Company and our report dated March 4, 2009 expressed an unqualified opinion on those financial statements and includes explanatory paragraphs regarding the adoption of the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 and the adoption of the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on December 30, 2006.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 4, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and director nominees required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT," and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4 or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, under the heading of “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,”  and is incorporated herein by reference.

The Company’s board of directors has determined that Jerome D. Brady, Thomas L. Young, and David M. Wathen, the Audit Committee members, are “audit committee financial experts” as defined by Item 401(h) of Regulation’s S-K of the Exchange Act, and are “independent” within the meaning of Item 7 (d)(3)(iv) of Schedule 14A of the Exchange Act.

In compliance with Regulation S-K, Item 406, the Company has adopted a code of business conduct and ethics for its directors, principal financial officer, controller, principal executive officer, and other employees. The Company has posted its code of ethics on the Company website at www.franklin-electric.com. The Company will disclose any amendments to the Code and any waivers from the Code for directors and executive officers by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXCERCISES AND STOCK VESTED TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT" and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2009, under the heading “PROPOSAL 3: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Form 10-K Annual Report(page)

(a) 1. Financial Statements - Franklin Electric Co., Inc.

Reports of Independent Registered Public Accounting Firm	65
Consolidated Statements of Income for the three years ended January 3, 2009	25
Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007	26 - 27
Consolidated Statements of Cash Flows for the three years ended January 3, 2009	28 - 29
Consolidated Statements of Shareowners' Equity for the three years ended January 3, 2009	30 - 31
Notes to Consolidated Financial Statements(including quarterly financial data)	32 - 57

2. Financial Statement Schedules - Franklin Electric Co., Inc.

II. Valuation and Qualifying Accounts	64

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

3. Exhibits

See the Exhibit Index located on pages 67-68. Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years 2008, 2007, and 2006
(In millions)

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Other		Balance at end of period

Allowance for doubtful accounts:

2008	$2.6	$0.3	$0.8	(A)	$0.0	(B)	$2.1

2007	$2.8	$0.0	$0.7	(A)	$0.5	(B)	$2.6

2006	$2.2	$0.3	$0.5	(A)	$0.8	(B)	$2.8

NOTES:

(A)	Uncollectible accounts written off, net of recoveries.
(B)	Allowance for doubtful accounts related to accounts receivable of acquired companies at date of acquisition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the consolidated financial statements of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of January 3, 2009 and December 29, 2007, and for each of the three years in the period ended January 3, 2009, and have issued our report thereon dated March 4, 2009 (which report expresses an unqualified opinion and includes explanatory paragraphs concerning the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 and the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on December 30, 2006), and the Company's internal control over financial reporting as of January 3, 2009, and have issued our report thereon dated March 4, 2009; such consolidated financial statements and reports are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  The consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 4, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Electric Co., Inc.

/s/ R. SCOTT TRUMBULL
R. Scott Trumbull
Chairman of the Board and Chief
Date: March 4, 2009	Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2009.

/s/ R. SCOTT TRUMBULL	Chairman of the Board and Chief
R. Scott Trumbull	Executive Officer (Principal
Executive Officer)

/s/ JOHN J. HAINES	Vice President, Chief
John J. Haines	Financial Officer and Secretary
(Principal Financial and Accounting
Officer)

/s/ JEROME D. BRADY
Jerome D. Brady	Director

/s/ DAVID A. ROBERTS
David A. Roberts	Director

/s/ DAVID M. WATHEN
David M. Wathen	Director

/s/ HOWARD B. WITT
Howard B. Witt	Director

/s/ THOMAS L. YOUNG
Thomas L. Young	Director

/s/ DAVID T. BROWN
David T. Brown	Director

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2009

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to the Company's Form 8-K filed on May 3, 2007)
3.2	By-Laws of Franklin Electric Co., Inc. as amended July 25, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 29, 2008)
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

4.5
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

10.3	Franklin Electric Co., Inc. Non-employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the first quarter ended on April 1, 2006)*
10.4	Amended and Restated Franklin Electric Co., Inc. Pension Restoration Plan (filed herewith)*
10.5	Franklin Electric Co., Inc. Deferred Compensation Plan effective December 12, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 17, 2008)*
10.6
Employment Agreement dated December 3, 2002 between the Company and Scott Trumbull and amended on February 18, 2009 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended December 28, 2002; amendment filed herewith)*

10.7
Amended Employment Agreement dated December 20, 2002 between the Company and Gregg C. Sengstack and amended on July 25, 2008 and February 20, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K for the fiscal year ended December 28, 2008 and Exhibit 10.1 of the Company’s Form 8-K dated July 23, 2005; second amendment filed herewith)*

10.8
Employment Agreement dated as of April 14, 2008 between the Company and John J. Haines and amended on February 18, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 7, 2008; amendment filed herewith)*

10.9
Managing Director Service Contract dated August 1, 2003 between Franklin Electric Europa GmbH and Mr. Peter-Christian Maske (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.10
Form of Confidentiality and Non-Compete Agreement between the Company and R. Scott Trumbull, Gregg C. Sengstack, Daniel J. Crose, Donald R. Hobbs, Thomas A. Miller, Kirk M. Nevins, Robert J. Stone, Gary D. Ward, Thomas J. Strupp, Delancey W. Davis and John J. Haines (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.11	Executive Officer Annual Incentive Cash Bonus Program (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*
10.12	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 2, 2005)*
10.13	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended April 2, 2005)*
10.14	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K for the fiscal year ended December 31, 2005)*
10.15	Form of Restricted Stock Agreement for Director Employees (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the fiscal year ended December 31, 2005)*
10.16	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K for the fiscal year ended December 30, 2006)*
10.17
Form of Employment Security Agreement between the Company and DeLancey W. Davis, Daniel J. Crose, Robert J. Stone, Thomas J. Strupp, and Gary D. Ward (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 17, 2008)*

10.18	Franklin Electric Co., Inc. Deferred Compensation Plan effective December 12, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 17, 2008)*
10.19
$120,000,000 Amended and Restated Credit Agreement dated December 14, 2006, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 2.04 of the Company’s Form 8-K filed on December 21, 2006)

10.20	Amendment No. 1 to the $120,000,000 Amended and Restated Credit Agreement, dated February 26, 2008, between the Company and JPMorgan Chase, as Administrative Agent (filed herewith)
10.21
Second Amended and Restated Note Purchase and Private Shelf Agreement dated September 9, 2004 between the Company and the Prudential Insurance Company of America and others (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended October 2, 2004)

10.22
Amendment and PruShelf Renewal and Extension, dated April 9, 2007, between the Company and Prudential Insurance Company of America and others (incorporated by reference to the Company’s Form 8-K filed on May 3, 2007)

10.23
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