Form 10-Q
period 2009-04-04
FRANKLIN ELECTRIC CO INC
filed 2009-05-06
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

YES ☐	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 4, 2009
$.10 par value	23,062,673 shares

FRANKLIN ELECTRIC CO., INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income for the First Quarter Ended April 4, 2009 and March 29, 2008	4

	Condensed Consolidated Balance Sheets as of April 4, 2009 and January 3, 2009	5-6

	Condensed Consolidated Statements of Cash Flows for the First Quarter Ended April 4, 2009 and March 29, 2008	7

	Notes to Condensed Consolidated Financial Statements	8-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 4.	Submission of Matters to a Vote of Security Holders	23-24

Item 6.	Exhibits	24

Signatures		25

Exhibit Index		26

Exhibits		27-30

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended

	April 4, 2009	March 29, 2008
(In thousands, except per share amounts)

Net sales	$149,797	$176,010
Cost of sales	106,601	124,551
Gross profit	43,196	51,459
Selling, general and administrative expenses	34,449	36,311
Restructuring expenses	891	82
Operating income	7,856	15,066
Interest expense	(2,373)	(2,624)
Other income	260	602
Foreign exchange gain/(loss)	108	(327)
Income before income taxes	5,851	12,717
Income taxes	1,800	4,438
Net income	4,051	8,279
Less: Net income attributable to noncontrolling interests	(204)	(131)
Net income attributable to Franklin Electric Co., Inc.	$3,847	$8,148

Per share data:
Basic earnings	$0.17	$0.35

Diluted earnings	$0.17	$0.35

Dividends per common share	$0.125	$0.120

See Notes to Condensed Consolidated Financial Statements.

See Note 2 for discussion of financial presentation changes with the adoption of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
(In thousands, except per share amounts)
	April 4, 2009	January 3, 2009
ASSETS
Current assets:
Cash and equivalents	$45,201	$46,934
Receivables, less allowances of $2,375 and $2,091, respectively	89,467	68,048
Inventories:
Raw materials	65,185	67,785
Work-in-process	16,116	15,204
Finished goods	105,319	105,496
LIFO reserve	(17,698)	(18,612)
	168,922	169,873
Deferred income taxes	16,996	16,511
Other current assets	15,989	16,294
Total current assets	336,575	317,660

Property, plant and equipment, at cost:
Land and buildings	79,271	79,284
Machinery and equipment	193,567	172,706
Furniture and fixtures	13,666	13,807
Other	10,596	11,556
	297,100	277,353
Allowance for depreciation	(148,253)	(132,818)
	148,847	144,535

Deferred income taxes	115	-
Intangible assets	87,305	75,737
Goodwill	150,663	148,082
Other assets	8,078	8,043
Total assets	$731,583	$694,057

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (Unaudited)
(In thousands, except per share amounts)
	April 4, 2009	January 3, 2009
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Accounts payable	$33,921	$24,505
Accrued liabilities	41,652	47,991
Income taxes	6,277	8,239
Current maturities of long-term debt and short-term borrowings	58,980	677
Total current liabilities	140,830	81,412

Long-term debt	153,050	185,528
Deferred income taxes	5,069	4,161
Employee benefit plan obligations	69,278	69,142
Other long-term liabilities	5,073	3,707

Redeemable noncontrolling interest	6,689	-

Shareowners' equity:
Common shares (65,000 shares authorized, $.10 par value)
outstanding (23,063 and 23,018, respectively)	2,306	2,302
Additional capital	115,547	113,397
Retained earnings	272,010	271,274
Accumulated other comprehensive income	(39,813)	(38,036)
Total shareowners' equity	350,050	348,937
Noncontrolling interest	1,544	1,170
Total Equity	351,594	350,107
Total liabilities and shareowners' equity	$731,583	$694,057

See Notes to Condensed Consolidated Financial Statements.

See Note 2 for discussion of financial presentation changes with the adoption of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	First Quarter Ended

	April 4, 2009	March 29, 2008
Cash flows from operating activities:
Net income	$4,051	$8,279
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,149	6,229
Share-based compensation	2,155	1,106
Deferred income taxes	(311)	(126)
Loss on disposals of plant and equipment	14	42
Changes in assets and liabilities:
Receivables	(14,678)	(30,047)
Inventories	3,719	(4,141)
Accounts payable and other accrued expenses	(2,490)	(5,222)
Income taxes	963	1,351
Excess tax from share-based payment arrangements	-	(64)
Employee benefit plans	543	(639)
Other	(1,104)	(2,052)
Net cash flows from operating activities	(989)	(25,284)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,108)	(6,758)
Proceeds from sale of plant and equipment	-	10
Additions to other assets	-	(500)
Purchases of securities	-	(9,000)
Proceeds from sale of securities	-	9,000
Cash paid for acquisitions, net of cash acquired	(16,767)	(35,465)
Net cash flows from investing activities	(19,875)	(42,713)

Cash flows from financing activities:
Proceeds from short term debt	23,000	45,000
Repayment of long-term debt	(251)	(126)
Proceeds from issuance of common stock	-	176
Excess tax from share-based payment arrangements	-	64
Purchases of common stock	-	(7,813)
Dividends paid	(2,877)	(2,771)
Net cash flows from financing activities	19,872	34,530

Effect of exchange rate changes on cash and equivalents	(741)	1,838
Net change in cash and equivalents	(1,733)	(31,629)
Cash and equivalents at beginning of period	46,934	65,252
Cash and equivalents at end of period	$45,201	$33,623

Cash paid for income taxes	$2,713	$2,273
Cash paid for interest	$2,391	$2,563

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$82	$238
Payable to seller of Healy Systems, Inc.	$784	$931
Payable to seller of Western Pump, Inc.	$28	$-
Capital equipment lease	$-	$1,121
See Notes to Condensed Consolidated Financial Statements.

See Note 2 for discussion of financial presentation changes with the adoption of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheet as of January 3, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of April 4, 2009 and for the first quarter ended, April 4, 2009 and March 29, 2008, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the first quarter ended April 4, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009.

2.  ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements.  This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company’s adoption of this statement in first quarter 2008 had no impact on its consolidated financial position, results of operations and cash flows.  The Company also adopted the deferral provisions of SFAS No. 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.  The Company’s adoption of this statement in first quarter 2009 had no impact on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations—a replacement of FASB No. 141.  SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company’s adoption of this statement impacted the accounting for its first quarter acquisition of Vertical S.p.A (see Note 3 for a description of this acquisition).  Preliminary asset valuation estimates were booked on the statement of financial position and direct costs of the business combination were expensed in the results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51.  SFAS No. 160: (a) amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary; (b) changes the way the consolidated income statement is presented; (c) establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; (d) requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and (e) requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  SFAS No. 160 must be applied prospectively; however, the presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.   SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

The Company adopted SFAS No. 160 and has included the required changes in the presentation of its first quarter financial statements.  The Company currently has two subsidiaries that are each 75 percent owned by the Company and 25 percent owned by minority shareholders (i.e., the noncontrolling interest).  The change to the Statements of Income includes the separate presentation of net income attributable to the noncontrolling interest in its subsidiaries previously included in the “other income” line of the Statement of Income.  The changes to the Balance Sheets include a separate presentation of noncontrolling interest previously included in “long term liabilities” and the addition of a mezzanine equity item “redeemable noncontrolling interest” for an acquisition related put option.  The change to the Statements of Cash Flows includes net income before net income attributable to the noncontrolling interest in the presentation of cash flows from operating activities.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The statement amends SFAS No. 133 and requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company’s adoption of this statement in first quarter 2009 had no impact on its consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS  No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS  No. 141(R), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company’s adoption of this FSP in first quarter 2009 had no impact on its consolidated financial position, results of operations and cash flows.

3.  ACQUISITIONS
In an agreement dated January 16, 2009, between the Company and Vertical S.p.A., the Company acquired 75 percent of the outstanding shares of Vertical for approximately €15.0 million, $19.9 million at the then current exchange rate, subject to certain terms and conditions.  The acquisition was funded solely with cash.

Vertical specializes in the design, development and manufacture of pressed and welded stainless steel pumps and pump components.  The Company has a strong global water systems distribution network and will partner with Vertical to address the growing worldwide demand for stainless steel water pumps.

The preliminary goodwill of $2.8 million consists primarily of the pump product synergies from joining the Company and Vertical.  The Company will benefit from the added pump product line of stainless steel pumps and pump components.  All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes.

The purchase price assigned to each major identifiable asset and liability was as follows:
(In millions)
Assets:
Current assets	$13.5
Property, plant and equipment	6.7
Intangible assets	11.5
Goodwill	2.8
Total assets	$34.5
Liabilities	(8.0)
Total identifiable net assets	$26.5
Noncontrolling interest	(6.6)
Total purchase price	$19.9

The fair value of the identifiable intangible assets, property, plant and equipment and noncontrolling interest are provisional amounts pending final valuations.  Trade receivable carrying value approximates fair value as payment terms are within 60-90 days.  The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation.

Acquisition-related costs, included in selling, general and administrative expenses in the Company’s statement of income, were $0.2 million for the first quarter ended April 4, 2009.

4.  FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, provides a framework for measuring fair value under generally accepted accounting principles.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

The Company designates the cash equivalents as Level 1, as they are Money Market accounts backed by Treasury Bills.  As of April 4, 2009 and January 3, 2009, assets measured at fair value on a recurring basis were as follows:

(In millions)	April 4, 2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$6.1	$6.1	$-	$-

	January 3, 2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$21.1	$21.1	$-	$-

5.  INVESTMENTS – SECURITIES

As of April 4, 2009 and January 3, 2009, the Company held no significant current investments in equity securities.  Income generated from investments held during first quarter 2008 was recorded as “Other income” in the statements of income. There was no such income in first quarter 2009.  Cash paid for these securities and proceeds from the sale of these securities were included in the “Cash flows from investing activities” section of the cash flows statements.

6. EQUITY INVESTMENTS

The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the face of the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses and dividends. The carrying value of the investment was $7.7 million as of April 4, 2009, and January 3, 2009, respectively.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income” in the Company’s statements of income, was zero and $0.2 million, for the first quarters ended April 4, 2009 and March 29, 2008, respectively.

7. INTANGIBLE ASSETS AND GOODWILL

The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	April 4, 2009		January 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.7	$(3.9)	$6.7	$(3.8)
Supply agreements	7.2	(5.8)	7.2	(5.7)
Technology	7.0	(1.3)	7.0	(1.2)
Customer relationships	64.5	(6.4)	54.1	(5.6)
Other	1.9	(1.8)	2.0	(1.9)
Total	$88.3	$(19.2)	$77.0	$(18.2)

Unamortized intangibles:
Trade names	18.2	-	16.9	-
Total intangibles	$106.5	$(19.2)	$93.9	$(18.2)

Amortization expense related to intangible assets for the first quarters ended April 4, 2009 and March 29, 2008 was $1.1 million and $1.3 million, respectively.

Amortization expense is projected as follows:

(In millions)	2009	2010	2011	2012	2013
	$5.0	$5.0	$4.8	$4.6	$4.2

The changes in the carrying amount of goodwill for the first quarter ended April 4, 2009, are as follows:

(In millions)	Water	Fueling
	Systems	Systems	Consolidated
Balance as of January 3, 2009	$96.5	$51.6	$148.1
Acquired	2.8	-	2.8
Adjustments to prior year acquisitions	(0.5)	0.8	0.3
Foreign currency translation	(0.5)	-	(0.5)
Balance as of April 4, 2009	$98.3	$52.4	$150.7

The acquired goodwill in the Water Systems segment was related to the Company’s acquisition of Vertical S.p.A., in the first quarter 2009.

8. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans – As of April 4, 2009, the Company maintained three domestic pension plans and one German pension plan.  The Company uses a December 31 measurement date for its plans.

The following table sets forth aggregated net periodic benefit cost for its pension plans and other post-retirement benefit plans for the first quarters ended April 4, 2009 and March 29, 2008:

(In millions)	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	April 4, 2009	March 29,2008	April 4, 2009	March 29,2008

Service cost	$0.8	$1.0	$-	$-
Interest cost	2.4	2.2	0.2	0.2
Expected return on assets	(2.7)	(2.7)	-	-
Obligation/asset	-	-	-	0.1
Loss	0.1	-	-	-
Prior service cost	0.1	0.2	-	-
Settlement cost	-	0.2	0.1	-
Total net periodic benefit cost	$0.7	$0.9	$0.3	$0.3

Through April 4, 2009, the Company made contributions to the plans of $1.0 million.  The amount of contributions to be made to the plans during calendar year 2009 will be finalized by September 15, 2009 based upon the plans’ year end valuation at December 31, 2008 and the desired funding level to be achieved as of December 31, 2009.

9. INCOME TAXES

The effective tax rate on income before income taxes in 2009 and 2008 varies from the United States statutory rate of 35 percent primarily due to the effects of state and foreign income taxes net of federal tax benefits.

10. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

As of the beginning of fiscal year 2009, the Company had gross unrecognized tax benefits of $6.8 million, excluding accrued interest and penalties.  The unrecognized tax benefits were reduced by $0.2 million for state income tax liabilities based on an evaluation during the first quarter of 2009.  The Company had gross unrecognized tax benefits, excluding accrued tax and penalties, of $6.6 million for the three months ended April 4, 2009.  If recognized, the effective tax rate would be affected by the net unrecognized tax benefits of $0.8 million, which is net of a federal benefit for state tax of $0.3 million.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  The Company’s reserve for interest and penalties as of April 4, 2009 and as of January 3, 2009 was approximately $0.4 million and $0.4 million, respectively.  Interest and penalties recorded during first quarter 2009 were not considered significant.

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

11. DEBT

Debt consisted of the following at first quarters ended April 4, 2009 and January 3, 2009:

(In millions)	April 4, 2009	January 3, 2009

Prudential Agreement - 5.79 percent	$150.0	$150.0
Capital leases	3.0	1.2
Other debt	1.0	-
Agreement (i.e. revolving credit) - average rate for first quarter 2009 was 0.88 percent based on the London Interbank Offered Rates plus an
interest spread	58.0	35.0
	212.0	186.2
Less current maturities	(59.0)	(0.7)
Long-term debt	$153.0	$185.5

The Company has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at April 4, 2009 and January 3, 2009.

The following debt payments are expected to be paid in accordance with the following schedule:
(In millions)
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$209.0	$58.4	$0.2	$0.2	$0.2	$-	$150.0
Capital leases	3.0	0.6	0.6	0.6	0.6	0.5	-
	$212.0	$59.0	$0.8	$0.8	$0.8	$0.5	$150.0

12. EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	First Quarter Ended
	April 4, 2009	March 29, 2008
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$3.8	$8.1

Denominator:
Basic
Weighted average common shares	23.0	23.0

Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.1	0.3

Adjusted weighted average common shares	23.1	23.3

Basic earnings per share	$0.17	$0.35

Diluted earnings per share	$0.17	$0.35

Anti-dilutive stock options	1.7	0.5

Anti-dilutive stock options price range – low	$24.08	$32.19
Anti-dilutive stock options price range – high	$48.87	$48.87

13. EQUITY ROLL FORWARD

The schedule below sets forth equity changes in the first quarter ended April 4, 2009:

(In thousands)
Description	Common	APIC	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
Balance- 01/03/09	$2,302	$113,397	$271,274	($32,295)	($5,741)	$1,170	$350,107	$-
Net income			3,847			146	3,993	58
Dividends on common stock			(2,877)				(2,877)
Common stock issued	6	996					1,002
Common stock repurchased	(1)	-	(234)				(235)
Performance stock	-	1,153					1,153
Adjustment to redemption value								6,631
Currency translation adjustment					(2,143)	228	(1,915)
Pension liability, net of taxes				366			366
Balance - 04/04/09	$2,306	$115,547	$272,010	($31,929)	($7,884)	$1,544	$351,594	$6,689

14.  OTHER COMPREHENSIVE INCOME

Comprehensive income is as follows:
(In millions)	First Quarter Ended
	April 4, 2009	March 29, 2008
Net income	$4.1	$8.2
Other comprehensive income:
Foreign currency translation adjustments	(2.1)	4.3
Pension liability adjustment, net of tax	0.3	0.2
Total comprehensive income	2.3	12.7
Less comprehensive income attributable to noncontrolling interest	(0.1)	(0.1)
Comprehensive income attributable to Franklin Electric Co., Inc.	$2.2	$12.6

Accumulated other comprehensive loss consists of the following:
(In millions)
	April 4, 2009	January 3, 2009
Cumulative foreign currency translation adjustments	$(7.9)	$(5.7)
Pension liability adjustment, net of tax	(31.9)	(32.3)
	$(39.8)	$(38.0)

15.  SEGMENT INFORMATION

Financial information by reportable business segment is included in the following summary:
(In millions)

	April 4, 2009	March 29, 2008
	Net sales to external customers
Water Systems	$114.4	$136.7
Fueling Systems	35.4	39.3
Other	-	-
Consolidated	$149.8	$176.0

	April 4, 2009	March 29, 2008
	Operating income (loss)
Water Systems	$9.6	$15.2
Fueling Systems	7.0	9.0
Other	(8.7)	(9.1)
Consolidated	$7.9	$15.1

	April 4,2009	January 3, 2009
	Total assets
Water Systems	$442.8	$397.4
Fueling Systems	219.9	219.7
Other	68.9	76.9
Consolidated	$731.6	$694.0

Cash is the major asset group in “Other” of total assets.  Certain administrative groups were reclassified to the “Other” segment in 2009.  Prior year numbers have been reclassified to conform to this presentation.

16.  CONTINGENCIES AND COMMITMENTS

At April 4, 2009, the Company had $1.4 million of commitments primarily for the purchase of machinery and equipment and building expansions.

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

The changes in the carrying amount of the warranty accrual, as recorded in “Accrued liabilities” in the Company’s balance sheet for the three months ended April 4, 2009 are as follows:

(In millions)

Balance as of January 3, 2009	$9.3
Accruals related to product warranties	1.7
Reductions for payments made	(2.7)
Balance as of April 4, 2009	$8.3

17. SHARE-BASED COMPENSATION

Prior to March 9, 2009, the Company has authorized stock option grants to purchase common stock and common stock awards to employees and non-employee directors of the Company and its subsidiaries under two stock plans. The plans and the original number of authorized shares available for grant are as follows:

			Authorized Shares

Franklin Electric Co., Inc. Stock Option Plan	-	Options	3,600,000
Franklin Electric Co., Inc. Stock Plan	-	Options	1,150,000
Franklin Electric Co., Inc. Stock Plan	-	Awards	150,000

During the first quarter ended April 4, 2009, all remaining authorized shares available for grant under the Franklin Electric Co., Inc. Stock Plan were awarded.

On April 24, 2009, the Amended and Restated Franklin Electric Co., Inc. Stock Plan (the “Stock Plan”) was approved by the Company’s shareholders.  The Board of Directors of the Company had approved the Stock Plan on March 9, 2009.  Under the Stock Plan, employees and non-employee directors may be granted stock options or awards. The Stock Plan was amended and restated to, among other things, increase the number of shares available for issuance under the Stock Plan from 1,300,000 to 2,200,000 shares.  The number of authorized shares available for grant under the Stock Plan is as follows:

			Authorized Shares
Amended and Restated Franklin Electric Co., Inc. Stock Plan	-	Options	1,600,000
Amended and Restated Franklin Electric Co., Inc. Stock Plan	-	Awards	600,000

The Company currently issues new shares from its common stock balance to satisfy share option exercises and stock awards.

Stock Option Grants
The fair value of each option award for options granted or vesting after the adoption of FASB 123(R) is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first quarters ended April 4, 2009 and March 29, 2008 are as follows:

	April 4, 2009	March 29, 2008
Risk-free interest rate	0.70 - 3.55%	2.91 - 3.15%
Dividend yield	1.32 – 2.04%	1.11 – 1.12%
Weighted-average dividend yield	1.670%	1.119%
Volatility factor	0.3493 – 0.3795	0.3552 – 0.3714
Weighted-average volatility	0.3982	0.3691
Expected term	5.6 years	5.0 – 6.0 years
Forfeiture rate	2.58%	3.61%

A summary of the Company’s stock option plans activity and related information for the first quarters ended April 4, 2009 and March 29, 2008 follows:

(Shares in thousands)
	April 4, 2009		March 29, 2008
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding beginning of period	1,439	$31.17	1,252	$29.99
Granted	561	17.34	337	32.21
Exercised	-	-	(10)	17.63
Forfeited	(5)	39.54	-	-
Outstanding end of period	1,995	$27.26	1,579	$30.54
Expected to vest after applying forfeiture rate	1,954	$27.35	1,546	$30.42

Vested and exercisable end of period	1,094	$29.46	1,025	$27.01

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the first quarter ended April 4, 2009 is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding end of period	6.63	$5,567
Expected to vest after applying forfeiture rate	6.57	$5,382

Vested and exercisable end of period	4.35	$1,844

There were 560,780 options granted during the first quarter of 2009. The total intrinsic value of options exercised during the first quarters ended April 4, 2009 and March 29, 2008 was zero and $0.2 million, respectively.  There were no share-based liabilities paid during the first quarter 2009.

A summary of the Company’s nonvested shares activity and related information for the first quarters ended April 4, 2009 and March 29, 2008 follows:

(Shares in thousands)
	April 4, 2009		March 29, 2008
Nonvested Shares	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Nonvested at beginning of period	536	$37.06	416	$39.99
Granted	561	17.34	337	32.21
Vested	(193)	37.96	(199)	34.93
Forfeited	(3)	37.76	-	-
Nonvested at end of period	901	$24.59	554	$37.08

As of April 4, 2009, there was $6.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.04 years.

Stock Awards
A summary of the Company’s restricted stock award activity and related information for the first quarters ended April 4, 2009 and March 29, 2008 follows:

(Shares in thousands)
	April 4, 2009		March 29, 2008
Nonvested Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	63	$44.06	61	$45.24
Awarded	58	17.34	-	-
Vested	(58)	17.34	-	-
Forfeited	-	-	-	-
Nonvested at end of period	63	$44.06	61	$45.24

As of April 4, 2009, there was $1.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.58 years.

18.  RESTRUCTURING

During the first quarter 2009, the Company continued the rationalization of manufacturing capacity between the manufacturing complex in Linares, Mexico and its other North American facilities.  The current Water Systems segment realignment plan includes the phased move of approximately 500,000 man hours of manufacturing activity to Linares, approximately 80 percent of which is from Siloam Springs, Arkansas. The transfer is expected to be largely complete by June, 2009 and is anticipated to reduce manufacturing labor and overhead costs.  Other restructuring expenses incurred in the first quarter of 2009 were related to integration expenses of a fourth quarter 2008 acquisition and other rationalization costs associated with global headcount reductions that were initiated in the first quarter 2009

At the end of first quarter 2009, the cost of the rationalization and transfer continued to be estimated between $6.0 million and $8.0 million.

Costs incurred in the first quarter ended April 4, 2009, included in the Restructuring expense line of the income statement, are as follows:

First Quarter Ended
(In millions)	April 4, 2009

Severance and other employee assistance costs	$0.8
Equipment relocations	0.1
Total	$0.9

As of the first quarter ended April 4, 2009 there was $0.4 million in restructuring reserves primarily for severance.  There were no restructuring reserves as of March 29, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the first quarter of 2009 were down from the same quarter last year. The major factor causing the earnings decline during the quarter was the recession induced sales volume decline. Gross profit decreased in dollars by about 16 percent, but as a percentage of sales the decrease was only 40 basis points during the first quarter of 2009 versus the first quarter of 2008.

RESULTS OF OPERATIONS

Net Sales
	Q1 2009	Q1 2008	2009 v 2008
	Net Sales
Water Systems	$114.4	$136.7	$(22.3)
Fueling Systems	$35.4	$39.3	$(3.9)
Other	$-	$-	$-
Consolidated	$149.8	$176.0	$(26.2)

Net sales for the first quarter of 2009 were $149.8 million, a decrease of $26.2 million or 15 percent compared to 2008 first quarter sales of $176.0 million. A major factor causing the Company’s earnings decline during the first quarter of 2009 was the sales volume reduction that was experienced as a result of the continuing recession. The ongoing slump in housing combined with the customer’s desire to reduce inventories contributed to soft end market demand and fewer shipments for the Company’s products in the first quarter. Additionally, first quarter 2009 sales were lower by $13.3 million versus the first quarter 2008 due to foreign currency translations as a result of a stronger U.S. dollar.  First quarter sales attributed to acquisitions were $6.0 million.

Net Sales-Water Systems
Water Systems sales worldwide were $114.4 million, down $22.3 million or 16 percent for the first quarter of 2009 compared to the same period for 2008.  Water Systems revenues represent about 75 percent of the Company’s total sales. During the first quarter 2009, Water Systems revenues declined by 11 percent organically before the impact of foreign currency translations. Virtually the entire organic sales decline occurred as a result of weakness in the U.S. and Canada markets which represents about half of total Water Systems sales. Based on trade association data, management estimates that first quarter industry wide groundwater pump sales were down about 33 percent versus the prior year. While the Company’s sales did not decline as much, sales nevertheless were impacted by the extraordinary drop in the overall market. Management believes the industry sales decline was caused by the ongoing slump in housing, with housing starts off by about 50 percent versus the first quarter 2008.  In addition, downstream distributor and contractor customers reduced inventories during the quarter which negatively impacted shipments.

International water sales represent about half of the Water Systems revenues and were up about 3 percent in local currencies but were negatively impacted by $12.8 million due to foreign currency translations. During the quarter, organic sales growth in Asia/Pacific, Latin America and Southern Africa offset a decline in Europe and the Middle East. Additionally, the Company completed the acquisition of 75 percent of Vertical S.p.A in Italy during the quarter as the Company continues to focus on building product capability while expanding international reach. Vertical’s performance met Company expectations in the first quarter.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $35.4 million, down $3.9 million or 10 percent for the first quarter of 2009 compared to the same period for 2008.   Fueling Systems represent about 25 percent of the Company’s total revenues.  Fueling Systems sales in the U.S. grew by about 2 percent, with sales growth in California offsetting an 8 percent decline in the balance of the country. Fueling Systems sales in international markets declined during the quarter because in the first quarter of 2008 there were heavy shipments of vapor control systems to the Beijing area as part of China’s program to reduce air pollution prior to the Summer Olympics. The Company is encouraged that in March overall Fueling Systems sales were up 19 percent versus March 2008 as station owners in California continued their capital spending projects to comply with that state’s vapor control mandate, and station owners outside of California also moved ahead with upgrade, replacement and expansion projects.

Management estimates that at the end of the first quarter 2009, approximately two thirds of the California filling stations requiring vapor recovery retrofit were completed and that the Company’s market-share of these retrofits was approximately 90 percent. Of the roughly 4,100 stations remaining to complete the retrofit, the Company expects to win an approximately 60 to 70 percent share and that approximately 80 percent of the remaining station conversions will take place in the second and third quarters of 2009.

Cost of Sales
Cost of sales as a percent of net sales for the first quarter of 2009 and 2008 was 71.2 percent and 70.8 percent, respectively.   Correspondingly, the gross profit margin decreased to 28.8 percent from 29.2 percent, a decline of only 40 basis points.  Gross profit margins remained nearly unchanged in the quarter in spite of the significant sales volume reduction.  The Company’s gross profit was $43.2 million, down by $8.3 million from the $51.5 million in 2008.  Of the $8.3 million decrease, about $15 million was the result of reduced sales.  Offsetting the decline in gross profit due to lower sales were the following: $2.5 million as a result of better factory utilization, about $2 million attributable to acquisitions, and sales price increases in excess of product cost increases.

Restructuring Expenses
Restructuring expenses for the first quarter of 2009 were approximately $0.9 million and reduced diluted earnings per share by approximately $0.02 per share. Restructuring expenses incurred in the first quarter related primarily to the announced manufacturing optimization plan which included charges for severance and equipment  relocations.  Other restructuring expenses incurred in the first quarter of 2009 were related to integration expenses of a fourth quarter 2008 acquisition and other rationalization costs associated with global headcount reductions that were initiated in the first quarter of 2009  The first quarter 2009 restructuring charges were primarily cash items.   The Company expects to take between $5 and $6 million in additional restructuring charges in 2009 related to the Siloam Springs relocation and other severance costs related to reductions in our global work force.  Approximately 2/3 of these remaining restructuring costs will be noncash.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses decreased by $1.9 million in the first quarter of 2009 compared to first quarter last year. The acquisitions, primarily of Vertical (Italy), added approximately $0.7 million to SG&A for the first quarter of 2009. SG&A expenses before the impact of acquisitions were lower by $2.6 million which partially offset the impact of lower sales volumes.

Operating Income
Operating income was $7.9 million in the first quarter of 2009, down $7.2 million from $15.1 million, a record for the first quarter 2008.

	Q1 2009	Q1 2008	2009 v 2008
	Operating income (loss)
Water Systems	$9.6	$15.2	$(5.6)
Fueling Systems	$7.0	$9.0	$(2.0)
Other	$(8.7)	$(9.1)	$0.4
Consolidated	$7.9	$15.1	$(7.2)

Operating Income-Water Systems
Operating margins for Water Systems in the first quarter of 2009 declined to 8.4 percent of sales versus 11.1 percent in the first quarter 2008. Operating margins for Water Systems were down in the first quarter primarily attributable to the year over year sales decline and restructuring expenses.

Operating Income-Fueling Systems
Operating margins in Fueling Systems were 19.8 percent of sales in the first quarter 2009 versus 22.9 percent of sales in the first quarter 2008, primarily attributable to lost leverage on the SG&A expenses from lower sales.

Operating Income-Other
Operating income other is composed primarily of unallocated general and administrative expenses.  General and administrative expense decreases were consistent with management’s fixed cost reduction initiatives started in the fourth quarter of 2008

Interest Expense
Interest expense for the first quarter of 2009 was $2.4 million, a decrease of $0.2 million, compared to 2008 first quarter interest expense of $2.6 million.

Other Income or Expense
Included in other income for the first quarter of 2009 and 2008 was interest income of $0.3 million and $0.4 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.  Also included in other income for the first quarter of 2008 was income from equity investments of $0.2 million.

Foreign Exchange
Foreign currency-based transactions produced a gain for the first quarter of 2009 of about $0.1 million primarily due to euro rate changes relative to other currencies in Europe.  Foreign currency-based transactions produced a loss for the same quarter of 2008 of $0.3 million primarily due to euro rate changes relative to other currencies in Europe and the weakening U.S. dollar.

Income Taxes
The provision for income taxes in the first quarter of 2009 and 2008 was $1.8 million and $4.4 million, respectively. The effective tax rate for the first quarter of 2009 was 30.8 percent after the adjustment for one time credits and tax benefits during the quarter. The projected effective tax rate for the balance of 2009 is 34.3 percent.  The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits.

Net Income
Net income for the first quarter of 2009 was $4.1 million compared to 2008 first quarter net income of $8.3 million.  Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2009 was $3.8 million, or $0.17 per diluted share, compared to 2008 first quarter net income attributable to Franklin Electric Co., Inc. of $8.1 million or $0.35 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of liquidity are cash flows from operations and funds available under its committed, unsecured, revolving credit agreement maturing 2011 (the “Agreement”) and its amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”).  The Company has no scheduled principal payments on the Prudential Agreement until 2015.  As of April 4, 2009 the Company had $62.0 million and $25.0 million of borrowing capacity under the respective agreements.  The uncertainty in the financial and credit markets has not impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, dividends, and debt service will be adequately funded from its existing credit agreements.  The Agreement and the Prudential Agreement do not contain any material adverse change or similar provisions that would accelerate the maturity of amounts drawn under either agreement. The Agreement and Prudential Agreement contain various customary conditions and covenants, which limit, among other things, borrowings, interest coverage, loans or advances and investments.  As of April 4, 2009, the Company was in compliance with all covenants and, based on current cash projections, has the intentions to pay off the outstanding Agreement balance within 2009.

Net cash out flows from operating activities were $1.0 million in first quarter 2009 compared to $25.3 million in first quarter 2008.  Inventory was a $3.7 million net source of cash in the period. The amount of contributions to be made to the funded employee benefit plans during calendar year 2009 will be finalized by September 15, 2009 based upon the Plans’ year end valuation at December 31, 2008 and the desired funding level to be achieved as of December 31, 2009.

The Company continued its focus on liquidity in the quarter and used $24.3 million less cash in operations than it did in the first quarter 2008.

Net cash used in investing activities was $19.9 million in first quarter 2009 compared to $42.7 million in first quarter 2008.  The 2009 activities were primarily related to $16.8 million, net of cash acquired, used to acquire Vertical S.p.A on January 16, 2009.  The acquisition was funded solely with cash.  During the first quarter 2008, the Company acquired Industrias Schneider for an aggregate purchase price of $35.5 million, net of cash acquired.

Net cash provided by financing activities of $19.9 million in first quarter 2009 was primarily related to proceeds from new debt incurred, net of repayments to date.  Also included was the payment of $2.9 million in dividends to its shareholders.  Net cash provided by financing activities of $34.5 million in first quarter 2008 was primarily related to proceeds from new debt incurred, net of repayments to date, the repurchase of approximately 235,000 shares of its common stock for $7.8 million, and the payment of $2.8 million in dividends to its shareholders.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”  While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, technology factors, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks, all as described in the Company’s Securities and Exchange Commission filings, included in Part 1, Item 1A of the Company’s Annual Report on Form 10K for the fiscal year ended January 4, 2009, and in Exhibit 99.1 thereto.  Any forward-looking statements included in this Form 10-Q are based upon information currently available.  The Company does not assume any obligation to update any forward-looking information.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the first half of 2008, the Company completed a retrofit program in which it replaced a third party supplied component part in the nozzle of the Enhanced Vapor Recovery Systems installed in California filling stations.  In October 2008, the California Air Resources Board (“CARB”) provided a Notice of Violation (“NOV”) to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  Proceedings under the NOV are not expected to adversely affect the Company’s sale of Enhanced Vapor Recovery Systems in California.  The Company intends to attempt to resolve this matter in discussions with CARB, as CARB invited it to do, and does not expect the resolution of this matter, and any related proceedings involving local agencies, to have a material effect on the Company’s financial position, results of operations, and cash flows.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors set forth in Part 1, Item 1A, in the Company’s annual report on Form 10-K for the fiscal year ended January 3, 2009.  Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. During the first quarter of 2009, the Company did not repurchase shares under this plan.  The maximum number of shares that may still be purchased under the Company plan is 1,877,400.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Shareholders of the Company was held on April 24, 2009 to:  1) elect two directors for terms expiring at the 2012 Annual Meeting of Shareholders; 2) approve the amendment and restatement of the Franklin Electric Co., Inc. Stock Plan; and 3) ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year.

All of the matters submitted to a vote of shareholders were approved, as shown by the following voting results.

1) Election of Directors	For	Withhold Authority

Jerome D. Brady	17,998,826	3,128,599
David M. Wathen	16,794,285	4,333,140

2) Approval of the amendment and restatement of the Franklin Electric Co., Inc. Stock Plan.

For	Against	Abstain	Broker Non-Votes
14,588,972	4,532,723	10,759	1,994,971

3) Ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year.

For	Against	Abstain
21,026,670	90,397	10,358

Total shares represented at the Annual Meeting in person or by proxy were 21,127,425 of a total of 23,018,453 shares outstanding as of the February 20, 2009 record date.  This represented 91.78 percent of Company common stock and constituted a quorum.

ITEM 6. EXHIBITS

See the Exhibit Index located on page 26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: May 6, 2009	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2009	By	/s/ John J. Haines
John J. Haines, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED APRIL 4, 2009

Number	Description

10.1	Amended and Restated Franklin Electric Co., Inc. Stock Plan (incorporated herein by reference to the Company’s 2009 Proxy Statement for the Annual Meeting held on April 24, 2009)

10.2	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (filed herewith)*

10.3	Form of Non-Qualified Stock Option Agreement for Director Employees (filed herewith)*

10.4	Form of Restricted Stock Agreement for Non-Director Employees (filed herewith)*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002