Form 10-Q
period 2009-07-04
FRANKLIN ELECTRIC CO INC
filed 2009-08-05
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 4, 2009
$.10 par value	23,091,808 shares

FRANKLIN ELECTRIC CO., INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income for the Second Quarter and Six Months Ended July 4, 2009 and June 28, 2008	4

	Condensed Consolidated Balance Sheets as of July 4, 2009 and January 3, 2009	5-6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 4, 2009 and June 28, 2008	7

	Notes to Condensed Consolidated Financial Statements	8-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25-26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	26

Signatures		27

Exhibit Index		28

Exhibits		29-32

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
(In thousands, except per share amounts)

Net sales	$165,276	$201,696	$315,075	$377,706
Cost of sales	116,119	136,979	222,719	261,530
Gross profit	49,157	64,717	92,356	116,176
Selling, general and administrative expenses	34,630	38,274	69,080	74,585
Restructuring expenses	3,756	-	4,647	82
Operating income	10,771	26,443	18,629	41,509
Interest expense	(2,401)	(2,780)	(4,774)	(5,404)
Other income/(expense)	273	(146)	533	455
Foreign exchange gain/(loss)	270	(64)	378	(391)
Income before income taxes	8,913	23,453	14,766	36,169
Income taxes	2,906	8,004	4,706	12,442
Net income	6,007	15,449	10,060	23,727
Less: Net income attributable to noncontrolling interests	(184)	(168)	(389)	(298)
Net income attributable to Franklin Electric Co., Inc.	$5,823	$15,281	$9,671	$23,429

Per share data:
Basic earnings	$0.25	$0.67	$0.42	$1.02

Diluted earnings	$0.25	$0.66	$0.42	$1.01

Dividends per common share	$0.13	$0.13	$0.25	$0.25

See Notes to Condensed Consolidated Financial Statements.

See Note 2 for discussion of financial presentation changes with the adoption of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)	July 4,	January 3,
	2009	2009
ASSETS
Current assets:
Cash and equivalents	$38,271	$46,934
Receivables, less allowances of $2,551 and $2,091, respectively	89,113	68,048
Inventories:
Raw materials	58,957	67,785
Work-in-process	13,238	15,204
Finished goods	98,949	105,496
LIFO reserve	(16,895)	(18,612)
	154,249	169,873
Deferred income taxes	16,406	16,511
Other current assets	9,323	16,294
Total current assets	307,362	317,660

Property, plant and equipment, at cost:
Land and buildings	82,609	79,284
Machinery and equipment	184,299	172,706
Furniture and fixtures	14,880	13,807
Other	8,666	11,556
	290,454	277,353
Allowance for depreciation	(142,207)	(132,818)
	148,247	144,535

Intangible assets	88,937	75,737
Goodwill	153,552	148,082
Other assets	8,246	8,043
Total assets	$706,344	$694,057

See Notes to Condensed Consolidated Financial Statements.

See Note 2 for discussion of financial presentation changes with the adoption of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

(In thousands, except per share amounts)	July 4,	January 3,
	2009	2009
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Accounts payable	$30,201	$24,505
Accrued liabilities	44,264	47,991
Income taxes, net	2,958	8,239
Current maturities of long-term debt and short-term borrowings	14,767	677
Total current liabilities	92,190	81,412

Long-term debt	151,752	185,528
Deferred income taxes	5,878	4,161
Employee benefit plan obligations	69,274	69,142
Other long-term liabilities	8,820	3,707

Commitments and contingencies	-	-

Redeemable noncontrolling interest	6,715	-

Shareowners' equity:
Common shares (65,000 shares authorized, $.10 par value)
outstanding (23,092 and 23,018, respectively)	2,310	2,302
Additional capital	116,669	113,397
Retained earnings	274,928	271,274
Accumulated other comprehensive loss	(23,512)	(38,036)
Total shareowners' equity	370,395	348,937
Noncontrolling interest	1,320	1,170
Total Equity	371,715	350,107
Total liabilities and shareowners' equity	$706,344	$694,057
See Notes to Condensed Consolidated Financial Statements.

See Note 2 for discussion of financial presentation changes with the adoption of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Six Months Ended
	July 4,	June 28,
	2009	2008
Cash flows from operating activities:
Net income	$10,060	$23,727
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,566	12,318
Stock-based compensation	3,281	2,196
Deferred income taxes	1,593	782
Loss on disposals of plant and equipment	2,784	49
Excess tax from share-based compensation arrangements	-	(122)
Changes in assets and liabilities:
Receivables	(11,898)	(46,106)
Inventories	22,110	(17,013)
Accounts payable and other accrued liabilities	(5,278)	11,327
Income taxes, net	4,787	2,508
Employee benefit plan obligations	512	(1,204)
Other, net	(1,479)	(7,034)
Net cash flows from operating activities	39,038	(18,572)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,642)	(12,566)
Proceeds from sale of property, plant and equipment	46	10
Additions to other assets	-	(700)
Purchases of securities	-	(9,000)
Proceeds from sale of securities	-	9,000
Cash paid for acquisitions, net of cash acquired	(16,767)	(38,331)
Net cash flows from investing activities	(22,363)	(51,587)

Cash flows from financing activities:
Proceeds from short-term debt	23,000	70,000
Repayment of short-term debt	(44,000)	(10,019)
Additions to long-term debt	-	83
Repayment of long-term debt	(542)	(950)
Proceeds from issuance of common stock	-	353
Excess tax from share-based compensation arrangements	-	122
Purchases of common stock	-	(7,813)
Dividends paid	(6,114)	(5,632)
Net cash flows from financing activities	(27,656)	46,144
Effect of exchange rate changes on cash	2,318	1,598
Net change in cash and equivalents	(8,663)	(22,417)
Cash and equivalents at beginning of period	46,934	65,252
Cash and equivalents at end of period	$38,271	$42,835

Cash paid for income taxes	$5,688	$8,377
Cash paid for interest	$4,768	$5,580

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$521	$381
Payable to seller of Healy Systems, Inc.	$1,224	$1,892
Payable to seller of Western Pumps, LLC	$28
Capital equipment lease	$-	$1,093
See Notes to Condensed Consolidated Financial Statements.

See Note 2 for discussion of financial presentation changes with the adoption of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheet as of January 3, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of July 4, 2009 and for the   second quarter and six months ended July 4, 2009 and June 28, 2008, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the second quarter and six months ended July 4, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended January 3, 2009.

2.  ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instrument.   FSP FAS 107-1 amended Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard resulted in the disclosure of fair value attributable to the Company’s debt instruments within this interim report.  As the FSP addresses only disclosure requirements, the adoption of this FSP did not impact the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).   SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009.   As this Statement addresses only disclosure requirements, the adoption of SFAS 165 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification (TM) and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168").  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature.  SFAS 168 reorganizes GAAP into approximately 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This Statement will not impact the Company’s consolidated financial position, results of operations or cash flows; however it will impact all future references to authoritative accounting literature.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”)—an amendment of Accounting Research Bulletin (“ARB”) No. 51.  The Company adopted SFAS 160 with its first quarter 2009 filing.  The required presentation changes have been made to the second quarter financial statements.  The Company currently has two subsidiaries that are each 75 percent owned by the Company and 25 percent owned by minority shareholders (i.e., the noncontrolling interest).  The change to the Statements of Income includes the separate presentation of net income attributable to the noncontrolling interest in its subsidiaries previously included in the “other income” line of the Statement of Income.  The changes to the Balance Sheets include a separate presentation of noncontrolling interest previously included in “long term liabilities” and the addition of a mezzanine equity item “redeemable noncontrolling interest” for an acquisition related put option.  The change to the Statements of Cash Flows includes net income before net income attributable to the noncontrolling interest in the presentation of cash flows from operating activities.

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

The preliminary goodwill of $2.8 million relates primarily to the added pump product line of stainless steel pumps and components from which the Company will benefit.  All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes.

The purchase price assigned to each major identifiable asset and liability was as follows:

(In millions)
Assets:
Current assets	$13.5
Property, plant and equipment	6.7
Intangible assets	11.5
Goodwill	2.8
Total assets	$34.5
Liabilities	(8.0)
Total identifiable net assets	$26.5
Noncontrolling interest	(6.6)
Total purchase price	$19.9

The fair value of the identifiable intangible assets, property, plant and equipment and noncontrolling interest are as of second quarter 2009.  Trade receivable carrying value approximates fair value as payment terms are within 60-90 days.  The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation.

Acquisition-related costs, included in selling, general and administrative expenses in the Company’s statement of income, were $0.1 million and zero, for the second quarter ended July 4, 2009 and June 28, 2008, respectively and $0.3 million and zero for the six months ended July 4, 2009 and June 28, 2008, respectively.

4.  FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements (“SFAS 157”), provides a framework for measuring fair value under generally accepted accounting principles.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

The Company designates the cash equivalents as Level 1, as they are Money Market accounts backed by Treasury Bills.  As of July 4, 2009, and January 3, 2009, our assets measured at fair value on a recurring basis were as follows:

(in millions)	July 4, 2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$8.8	$8.8	$-	$-

	January 3, 2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$21.1	$21.1	$-	$-

5. EQUITY INVESTMENTS

The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the face of the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses and dividends. The carrying value of the investment was $7.7 million as of July 4, 2009, and January 3, 2009, respectively.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income/(expense)” in the Company’s statements of income, was zero and $0.2 million, for the second quarter ended July 4, 2009 and June 28, 2008, respectively and $0.1 and $0.4 million for the six months ended July 4, 2009 and June 28, 2008, respectively.

6. INTANGIBLE ASSETS AND GOODWILL

The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	July 4, 2009		January 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.8	$(4.1)	$6.7	$(3.8)
Supply agreements	7.2	(5.9)	7.2	(5.7)
Technology	7.0	(1.5)	7.0	(1.2)
Customer relationships	66.5	(7.5)	54.1	(5.6)
Other	2.1	(1.9)	2.0	(1.9)
Total	$90.6	$(20.9)	$77.0	$(18.2)

Unamortized intangibles:
Trade names	19.2	-	16.9	-
Total intangibles	$109.8	$(20.9)	$93.9	$(18.2)

Amortization expense related to intangible assets for the second quarters ended July 4, 2009 and June 28, 2008 was $1.4 million and $1.1 million, respectively, and for the six months ended July 4, 2009 and June 28, 2008, $2.5 million and $2.4 million, respectively.  Increases are related to acquisitions.

Amortization expense is projected as follows:

(In millions)	2009	2010	2011	2012	2013
	$5.1	$5.0	$4.9	$4.6	$4.2

The changes in the carrying amount of goodwill for the six months ended July 4, 2009, are as follows:

(In millions)	Water	Fueling
	Systems	Systems	Consolidated
Balance as of January 3, 2009	$96.5	$51.6	$148.1
Acquired	2.8	-	2.8
Adjustments to prior year acquisitions	(0.5)	1.2	0.7
Foreign currency translation	2.0	-	2.0
Balance as of July 4, 2009	$100.8	$52.8	$153.6

7. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans – As of July 4, 2009, the Company maintained three domestic pension plans and one German pension plan.  The Company uses a December 31 measurement date for its plans.

The following table sets forth aggregated net periodic benefit cost for the second quarter and six months ended July 4, 2009 and June 28, 2008:

(In millions)	Pension Benefits		Pension Benefits
	Second Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Service cost	$0.6	$1.0	$1.6	$2.1
Interest cost	2.3	2.2	5.0	4.5
Expected return on assets	(2.4)	(2.7)	(5.6)	(5.4)
Loss	-	-	0.1	0.1
Prior service cost	0.1	0.2	0.2	0.3
Settlement cost	-	0.1	-	0.2
Total net periodic benefit cost	$0.6	$0.8	$1.3	$1.8

The following table sets forth other benefit cost for the second quarter and six months ended July 4, 2009 and June 28, 2008:

(In millions)	Other Benefits		Other Benefits
	Second Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Service cost	$-	$-	$-	$-
Interest cost	0.1	0.1	0.1	(0.1)
Obligation/asset	-	-	-	(0.1)
Total net periodic benefit cost	$0.1	$0.1	$0.1	$(0.2)

Through July 4, 2009, the Company made contributions to the plans of $1.6 million.  The amount of contributions to be made to the Plan during calendar year 2008 will be finalized by September 15, 2009 based upon the Plan’s year end valuation at December 31, 2008 and the desired funding level to be achieved as of December 31, 2008.

8. INCOME TAXES

The effective tax rate on income before income taxes in 2009 and 2008 varies from the United States statutory rate of 35 percent primarily due to the effects of state and foreign income taxes net of federal tax benefits.

9. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

As of the beginning of fiscal year 2009, the Company had gross unrecognized tax benefits of $6.8 million, excluding accrued interest and penalties.  The unrecognized tax benefits were reduced by $0.2 million for state income tax liabilities and $1.4 million for foreign tax liabilities based on evaluations during the first half of 2009.  The Company had gross unrecognized tax benefits, excluding accrued tax and penalties, of $5.2 million as of July 4, 2009.  The majority of the unrecognized tax benefits, including the foreign tax liability noted above, are related to uncertain tax positions taken by acquired companies in tax years prior to the acquisition of these companies.  The stock purchase agreements related to these acquisitions provide the Company rights to recover tax liabilities related to pre-acquisition tax years from the sellers.  If recognized, the effective tax rate would be affected by the net unrecognized tax benefits of $0.8 million, which is net of a federal benefit for state tax of $0.2 million.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  The Company’s reserve for interest and penalties as of July 4, 2009 and as of January 3, 2009 was approximately $0.4 million and $0.4 million, respectively.  Interest and penalties recorded during first half of 2009 were not considered significant.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non U.S. income tax examinations by tax authorities for years before 2005.

10. DEBT

Debt consisted of the following:

(In millions)	July 4,	January 3,
	2009	2009
Prudential Agreement - 5.79 percent	$150.0	$150.0
Capital leases	1.6	1.2
Other	0.9	-
Agreement (i.e. revolving credit) - average rate for second quarter 2009 was 0.75 percent based on the London Interbank Offered Rates plus an
interest spread	14.0	35.0
	166.5	186.2
Less current maturities	(14.7)	(0.7)
Long-term debt	$151.8	$185.5

The estimated fair value of long term debt was $141.8 and $130.4 at July 4, 2009 and January 3, 2009, respectively.  In the absence of quoted prices in active markets considerable judgment is required in developing estimates of fair value.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long term debt the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.

As of July 4, 2009, the following debt payments are expected to be paid in accordance with the following schedule:

(In millions)

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$164.9	$14.1	$0.3	$0.3	$0.2	$-	$150.0
Capital leases	1.6	0.6	0.3	0.3	0.3	0.1	-
	$166.5	$14.7	$0.6	$0.6	$0.5	$0.1	$150.0

11. EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	Second Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$5.8	$15.3	$9.7	$23.4

Denominator:
Basic
Weighted average common shares	23.1	22.9	23.0	23.0

Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.2	0.3	0.2	0.3

Adjusted weighted average common shares	23.3	23.2	23.2	23.3

Basic earnings per share	$0.25	$0.67	$0.42	$1.02

Diluted earnings per share	$0.25	$0.66	$0.42	$1.01

Anti-dilutive stock options	1.2	0.9	1.2	0.8

Anti-dilutive stock options price range – low	$24.98	$32.19	$24.98	$32.19
Anti-dilutive stock options price range – high	$48.87	$48.87	$48.87	$48.87

12. EQUITY ROLL FORWARD

The schedule below sets forth equity changes in the six months ended July 4, 2009:

(In thousands)
Description	Common	Additional Paid In Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
Balance- 01/03/09	$2,302	$113,397	$271,274	$(32,295)	$(5,741)	$1,170	$350,107	$-
Net income			9,671			289	9,960	100
Dividends on common stock			(5,764)				(5,764)
Common stock issued	9	1,358					1,367
Common stock repurchased	(1)	-	(253)				(254)
Performance stock	-	1,914					1,914
Noncontrolling dividend						(350)	(350)
Adjustment to redemption value								6,631
Currency translation adjustment					14,042	211	14,253	(16)
Pension liability, net of taxes				482			482
Balance - 07/04/09	$2,310	$116,669	$274,928	$(31,813)	$8,301	$1,320	$371,715	$6,715

13. OTHER COMPREHENSIVE INCOME

Comprehensive income is as follows:
(In millions)	Second Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net income	$6.0	$15.4	$10.1	$23.7
Other comprehensive income:
Foreign currency translation adjustments	16.3	6.2	14.3	10.5
Pension liability adjustment, net of tax	0.1	0.4	0.5	0.6
Total comprehensive income	22.4	22.0	24.9	34.8
Less: Comprehensive income attributable to noncontrolling interest	(0.1)	(0.1)	(0.5)	(0.3)
Comprehensive income, net of tax	$22.3	$21.9	$24.4	$34.5

14.  SEGMENT INFORMATION

Financial information by reportable business segment is included in the following summary:
(In millions)

	Second Quarter Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	Net sales to external customers
Water Systems	$134.5	$157.4	$248.9	$294.1
Fueling Systems	30.8	44.3	66.2	83.6
Other	-	-	-	-
Consolidated	$165.3	$201.7	$315.1	$377.7

	Second Quarter Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	Operating income (loss)
Water Systems	$15.5	$26.4	$25.1	$41.6
Fueling Systems	4.9	10.9	12.0	19.9
Other	(9.6)	(10.9)	(18.5)	(20.0)
Consolidated	$10.8	$26.4	$18.6	$41.5

	July 4, 2009	January 3, 2009
	Total assets
Water Systems	$452.0	$397.4
Fueling Systems	207.0	219.7
Other	47.3	76.9
Consolidated	$706.3	$694.0

Cash is the major asset group in “Other” of total assets.  Prior year presentation has been reclassified to conform to current year segment presentation.

15.  CONTINGENCIES AND COMMITMENTS

At July 4, 2009, the Company had $1.0 million of commitments primarily for the purchase of machinery and equipment and building expansions.

The Company provides warranties on most of its products. The warranty terms vary but are generally two years from date of manufacture or one year from date of installation. In 2007, the Company began offering an extended warranty program to certain Water Systems customers which will provide warranty coverage up to five years from the date of manufacture. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims and expected customer returns. The Company actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The Company believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

The changes in the carrying amount of the warranty accrual, as recorded in “Accrued liabilities” in the Company’s balance sheet for the six months ended July 4, 2009 are as follows:

(In millions)

Balance as of January 3, 2009	$9.3
Accruals related to product warranties	3.6
Accruals related to acquisitions	-
Reductions for payments made	(5.1)
Balance as of July 4, 2009	$7.8

16. SHARE-BASED COMPENSATION

Prior to March 9, 2009, the Company had authorized stock option grants to purchase common stock and common stock awards to employees and non-employee directors of the Company and its subsidiaries under two stock plans. The plans and the original number of authorized shares available for grant are as follows:

			Authorized Shares
Franklin Electric Co., Inc. Stock Option Plan	-	Options	3,600,000
Franklin Electric Co., Inc. Stock Plan, (“Original Stock Plan”)	-	Options	1,150,000
	-	Awards	150,000

During the first quarter ended April 4, 2009, all remaining authorized shares available for grant under the Original Stock Plan were awarded.

On April 24, 2009, the Amended and Restated Franklin Electric Co., Inc. Stock Plan (the “Stock Plan”) was approved by the Company’s shareholders.  The Board of Directors of the Company had approved the Stock Plan on March 9, 2009, subject to shareholder approval.  Under the Stock Plan, employees and non-employee directors may be granted stock options or awards. The Stock Plan amended and restated the Original Stock Plan to, among other things, increase the number of shares available for issuance under the Stock Plan from 1,300,000 to 2,200,000 shares as follows:

Authorized Shares
Options	1,600,000
Awards	600,000

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first six months ended July 4, 2009 and June 28, 2008 are as follows:

	July 4, 2009	June 28, 2008
Risk-free interest rate	0.70 - 3.55%	2.91 - 3.15%
Dividend yield	1.32 – 2.04%	1.11 - 1.12%
Weighted-average dividend yield	1.670%	1.119%
Volatility factor	0.3493 – 0.3795	0.3552 – 0.3714
Weighted-average volatility	0.3982	0.3691
Expected term	5.6 years	5.0–6.0 years
Forfeiture rate	2.58%	3.61%

A summary of the Company’s stock option plans activity and related information for the six months ended July 4, 2009 and June 28, 2008 follows:

(Shares in thousands)
	July 4, 2009		June 28, 2008
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding beginning of period	1,439	$31.17	1,252	$29.99
Granted	675	17.34	347	32.45
Exercised	-	-	(20)	17.63
Forfeited	(16)	38.88	(2)	37.67
Outstanding end of period	2,098	$26.66	1,577	$30.68
Expected to vest after applying forfeiture rate	2,069	$26.73	1,555	$30.60

Vested and exercisable end of period	1,115	$29.36	1,025	$27.22

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the six months ended July 4, 2009 is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding end of period	6.65	$7,719
Expected to vest after applying forfeiture rate	6.62	$7,548

Vested and exercisable end of period	4.39	$2,535

There were no options granted during the second quarter. The total intrinsic value of options exercised during the second quarter ended July 4, 2009 and June 28, 2008 was zero and $0.2 million, respectively.  There were no share-based liabilities paid during the second quarter 2009.

As of July 4, 2009, there was $6.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.96 years.

Stock Awards
A summary of the Company’s stock award activity and related information, for the six months ended July 4, 2009 and June 28, 2008 follows:

(Shares in thousands)
	July 4, 2009		June 28, 2008
Nonvested Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	62	$44.12	61	$45.24
Awarded	88	19.04	16	36.58
Vested	(74)	18.41	(8)	40.17
Forfeited	(1)	50.73	(1)	40.72
Nonvested at end of period	75	$40.11	68	$43.84

As of July 4, 2009, there was $1.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.94 years.

17.  RESTRUCTURING

During the first half of 2009, the Company continued the rationalization of manufacturing capacity between the manufacturing complex in Linares, Mexico and its other North American facilities.  The current Water Systems segment realignment plan includes the phased move of approximately 500,000 man hours of manufacturing activity to Linares, approximately 80 percent of which is from Siloam Springs, Arkansas. The transfer is largely complete and is anticipated to reduce manufacturing labor and overhead costs.  Other restructuring expenses incurred in the first half of 2009 were related to integration expenses of a fourth quarter 2008 acquisition and other rationalization costs associated with global headcount reductions that were initiated in the first quarter 2009.

At the end of the first half of 2009, the total cost of the rationalization and transfer continued to be estimated between $6.0 million and $8.0 million.

Costs incurred in the second quarter ended July 4, 2009 and for the six months ended July 4, 2009, included in the “Restructuring expenses” line of the income statement, are as follows:

	Second quarter ended	Six months ended
(In millions)	July 4, 2009	July 4, 2009

Severance and other employee assistance costs	$0.7	$1.3
Equipment relocations	0.4	0.5
Property, plant, and equipment disposals	2.7	2.7
Other	-	0.1
Total	$3.8	$4.6

As of the six months ended July 4, 2009 there was $0.7 million in restructuring reserves primarily for severance.  There were no restructuring reserves as of June 28, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2009 VS. Second Quarter 2008

OVERVIEW

Sales for the second quarter of 2009 were down from the same quarter last year.  Second quarter sales for 2009 trailed the prior year due to the general economic recession, the housing decline and reduced demand for the California vapor recovery systems.  Earnings decreased in 2009 primarily due to the lower sales volume and restructuring expense.

RESULTS OF OPERATIONS

Net Sales

	Q2 2009	Q2 2008	2009 v 2008
	Net Sales
Water Systems	$134.5	$157.4	$(22.9)
Fueling Systems	$30.8	$44.3	$(13.5)
Other	$-	$-	$-
Consolidated	$165.3	$201.7	$(36.4)

Second quarter sales were $165.3 million, down $36.4 million or 18 percent compared to $201.7 million in 2008.  Sales from businesses acquired during the last 12 months were $6.3 million or 3 percent.  Sales revenue decreased by $9.0 million or 4 percent in the quarter due to foreign currency translation.  Overall sales declined organically, exclusive of acquisitions and foreign currency translations, $33.7 million or 17 percent for the second quarter.

Net Sales-Water Systems
Water Systems sales worldwide were $134.5 million, down $22.9 million or 15 percent for the second quarter of 2009 compared to the same period for 2008. Sales from businesses acquired during the last 12 months were $6.3 million.  Sales revenue decreased by $8.7 million in the quarter due to foreign currency translation. The organic sales decline, excluding foreign currency translation and acquisitions, was $20.5 million or 13 percent. In international markets, Water Systems sales declined organically by 5 percent as sales gains in Latin America and the Asia/Pacific region were offset by a decline in Europe. In the United States and Canada, Water Systems sales declined organically by 19 percent due primarily to the housing recession and inventory reductions by distributors.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $30.8 million, a decrease of $13.5 million or 30 percent for the second quarter of 2009 compared to the same period for 2008.  Fueling Systems sales in the United States and Canada declined by 32 percent during the second quarter of 2009 compared to the second quarter of 2008 primarily due to reduced sales of vapor control systems in California.  Fueling Systems sales in international markets were down overall due to lower sales in China but were up in all other international markets. In California, the State has limited enforcement actions until January 1, 2010, against filling stations which had not complied with the April 1, 2009, mandate for vapor recovery conversions. As a result, the Company estimates that those stations that had not completed the conversion will now more likely complete their conversions nearer to the end of 2009.

Cost of Sales
Cost of sales as a percent of net sales for the second quarter of 2009 and 2008 was 70.3 percent and 67.9 percent, respectively. Cost of sales as a percent of net sales increased in the second quarter of 2009 from 2008 primarily for two reasons: fixed cost de-leveraging which resulted from lower worldwide sales volume and a less favorable product mix, a result of lower Fueling Systems sales.  The Company’s gross profit margin for the second quarter of 2009 and 2008 was 29.7 percent and 32.1 percent, respectively, reflecting a decline of 240 basis points.  The Company’s gross profit was $49.2 million, down by $15.5 million..

Restructuring Expenses
Restructuring expenses for the second quarter of 2009 were approximately $3.8 million. Restructuring expenses include asset impairments, severance expenses and manufacturing equipment relocation costs.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative expenses decreased by $3.6 million in the second quarter of 2009 compared to the second quarter last year consistent with management’s fixed cost reduction initiatives started in the fourth quarter of 2008.  Acquisitions, primarily Vertical in Italy, added $1.5 million of SG&A expenses to the Water Systems segment for the second quarter of 2009.

Operating Income
Operating income was $10.8 million in the second quarter of 2009 down $15.6 million from the second quarter of 2008 operating income amount of $26.4 million.

	Q2 2009	Q2 2008	2009 v 2008
	Operating income (loss)
Water Systems	$15.5	$26.4	$(10.9)
Fueling Systems	$4.9	$10.9	$(6.0)
Other	$(9.6)	$(10.9)	$1.3
Consolidated	$10.8	$26.4	$(15.6)

Operating Income-Water Systems
Water Systems operating income was $15.5 million for the second quarter, down $10.9 million or 41 percent versus the second quarter of 2008.  Operating margin was impacted by restructuring expenses of $3.5 million in the second quarter of 2009.  Operating margin before restructuring expenses for Water Systems was 14.1 percent of sales versus 16.8 percent in the second quarter 2008. SG&A expenses were lower in the second quarter of 2009 by $2.2 million from the same quarter of 2008 which partially offset the impact of lower sales volumes.

Operating Income-Fueling Systems
Fueling Systems operating income was $4.9 million, a decrease of $6.0 million or 55 percent versus second quarter 2008.  Operating margin was impacted by restructuring expenses of $0.1 million in the second quarter of 2009.  Operating margin before restructuring expenses in Fueling Systems was 16.2 percent of sales in the second quarter 2009 versus 24.6 percent of sales in the second quarter 2008, all attributable to lost leverage on the fixed manufacturing and SG&A expenses from lower sales volumes.

Operating Income-Other
Operating income other is composed primarily of unallocated general and administrative expenses.  Other SG&A decreases were consistent with management’s fixed cost reduction initiatives started in the fourth quarter of 2008.

Interest Expense
Interest expense for the second quarter of 2009 and 2008 was $2.4 million and $2.8 million, respectively.  Interest expense decreased in 2009 due primarily to less debt.

Other Income or Expense
Other Income or Expense for the second quarter of 2009 and 2008 was $0.3 million income and $0.1 million expense, respectively.  In the prior year, the Company reached an agreement in a trademark licensing dispute and recorded a pre-tax expense of $0.9 million to reflect the settlement payment.  In other income for the second quarter of 2009 and 2008 was interest income of $0.3 million and $0.5 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.

Foreign Exchange
Foreign currency-based transactions produced a gain for the second quarter of 2009 of $0.3 million primarily due to Canadian dollar rate changes relative to the U.S. dollar.  Foreign currency-based transactions produced a loss for the second quarter of 2008 of about $0.1 million primarily due to euro rate changes relative to other currencies in Europe.

Income Taxes
The provision for income taxes in the second quarter of 2009 and 2008 was $2.9 million and $8.0 million, respectively. The projected effective tax rate for the balance of 2009 is 34.3 percent, a decrease from the prior year’s rate of 35.0 percent.  The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits.

Net Income
Net income for the second quarter of 2009 was $6.0 million compared to 2008 second quarter net income of $15.4 million.  Net income attributable to Franklin Electric Co., Inc. for the second quarter of 2009 was $5.8 million, or $0.25 per diluted share, compared to 2008 second quarter net income attributable to Franklin Electric Co., Inc. of $15.3 million or $0.66 per diluted share.

First Half of 2009 VS First half of 2008

OVERVIEW

Sales for the first half of 2009 were down from the first half of 2008.  Sales for the first half of 2009 trailed those in the prior year due to the general economic recession, the housing decline and reduced demand for the California vapor recovery systems.   Earnings decreased in the first half of 2009 primarily due to the lower sales volume and restructuring expense.

RESULTS OF OPERATIONS

Net Sales

	YTD 6 2009	YTD 6 2008	2009 v 2008
	Net Sales
Water Systems	$248.9	$294.1	$(45.2)
Fueling Systems	$66.2	$83.6	$(17.4)
Other	$-	$-	$-
Consolidated	$315.1	$377.7	$(62.6)

Net sales for the first half of 2009 were $315.1 million, a decrease of $62.6 million or 17 percent compared to sales in the same period of 2008 of $377.7 million. A factor causing the Company’s earnings decline during the first half of 2009 was the sales volume reduction that was experienced as a result of the general economic recession. The ongoing slump in housing combined with customers’ desire to reduce inventories contributed to soft end market demand and fewer shipments for the Company’s products in the first half.  Sales declined by 14 percent or $52.6 million in the first half of 2009 due to volume, exclusive of foreign currency translation.  First half 2009 sales were lower by $22.3 million or 6 percent versus the first  half sales of 2008 due to foreign currency translations as a result of a stronger U.S. dollar.  Additionally, incremental sales related to acquisitions for 2009 were $12.3 million or 3 percent of sales.

Net Sales-Water Systems
Water Systems sales worldwide were $248.9 million, down $45.2 million or 15 percent for the first half of 2009 compared to the same half for 2008. Sales from businesses acquired during the last 12 months were $12.3 million.  Sales revenue decreased by $21.5 million in the first half of 2009 due to foreign currency translation. The organic sales decline, excluding foreign currency translation and acquisitions, was $36.0 million or about 12 percent. In international markets, Water Systems sales declined organically by 1 percent as sales gains in Latin America and the Asia/Pacific region were offset by a decline in Europe. In the United States and Canada, Water Systems sales declined organically by 21 percent due primarily to the housing recession and inventory reductions by distributors.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $66.2 million, a decrease of $17.4 million or 21 percent for the first half of 2009 compared to the same period in 2008.  Fueling Systems sales in the United States and Canada declined by 16 percent during the first half of 2009 compared to the same period of 2008 primarily due to reduced sales of vapor control systems in California. Fueling Systems sales in international markets were down overall due to lower sales in China.  In California, the State has limited enforcement actions until January 1, 2010, against filling stations which had not complied with the April 1, 2009 mandate for vapor recovery conversions. As a result, the Company estimates that those stations that had not completed the conversion will now more likely complete their conversions nearer to the end of 2009.

Cost of Sales
Cost of sales as a percent of net sales for the first half of 2009 and 2008 was 70.7 percent and 69.2 percent, respectively. Correspondingly, the gross profit margin decreased to 29.3 percent from 30.8 percent. The gross profit margin changes in the first half of 2009 are consistent with the explanations covered in detail under the second quarter review.

Selling, General and Administrative (“SG&A”)
Selling and administrative (“SG&A”) expense as a percent of net sales for the first half of 2009 and 2008 was 21.9 percent and 19.7 percent, respectively. The increase in percentage terms is due to lower sales.  SG&A expenses decreased by $5.5 million in the first half of 2009 compared to the same period last year consistent with management’s fixed cost reduction initiatives started in the fourth quarter of 2008. Acquisitions, primarily Vertical in Italy added $2.7 million of SG&A expenses to the Water Systems segment for the first half of 2009.

Restructuring Expenses
Restructuring expenses for the first half of 2009 were approximately $4.6 million and there were no restructuring charges in the same period of the prior year.  Restructuring expenses include asset impairments, severance expenses and manufacturing equipment relocation costs.

Operating Income
Operating income was $18.6 million in the first half of 2009, down $22.9 million from $41.5 million in the first half of 2008.

	YTD 6 2009	YTD 6 2008	2009 v 2008
	Operating income (loss)
Water Systems	$25.1	$41.6	$(16.5)
Fueling Systems	$12.0	$19.9	$(7.9)
Other	$(18.5)	$(20.0)	$1.5
Consolidated	$18.6	$41.5	$(22.9)

Operating Income-Water Systems
Water Systems operating income was $25.1 million for the first half of 2009, down $16.5 million or 40 percent versus the same period a year ago.  Operating margin was impacted by restructuring expenses of $4.3 million in the first half of 2009.  Operating margin before restructuring expenses for Water Systems was 11.8 percent of sales versus 14.1 percent in the same half 2008. SG&A expenses were lower in the first half of 2009 by $4.1 million from the same period of 2008 which partially offset the impact of lower sales volumes.

Operating Income-Fueling Systems
Fueling Systems operating income was $12.0 million for the first half of 2009, down $7.9 million or 40 percent versus the same period of 2008.  Operating margin was impacted by restructuring expenses of $0.1 million in the first half of 2009.  Operating margin before restructuring expenses in Fueling Systems was 18.3 percent of sales in the first half of 2009 versus 23.8 percent of sales in the same period of 2008, all attributable to lost leverage on the fixed manufacturing and SG&A expenses from lower sales volumes.

Operating Income-Other
Operating income other is composed primarily of unallocated general and administrative expenses.  Other SG&A decreases were consistent with management’s fixed cost reduction initiatives started in the fourth quarter of 2008.

Interest Expense
Interest expense for the first half of 2009 and 2008 was $4.8 million and $5.4 million, respectively. Interest expense decreased in 2009 due to less debt.

Other Income or Expense
Other Income or Expense for the first half of 2009 and 2008 was $0.5 million income. In the prior year, the Company reached an agreement in a trademark licensing dispute and recorded a pre-tax expense of $0.9 million to reflect the settlement payment. Included in other income for the first half of 2009 and 2008 was interest income of $0.5 million and $1.0 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.

Foreign Exchange
Foreign currency-based transactions produced a gain for the first half of 2009 of about $0.4 million primarily due to Canadian dollar rate changes relative to the U.S. dollar.  Foreign currency-based transactions were a loss in 2008, for the same period, of about $0.4 million due to euro rate changes relative to other currencies and the U.S. dollar.

Income Taxes
The provision for income taxes in 2009 and 2008 was $4.7 million and $12.4 million, respectively. The projected effective tax rate for the balance of 2009 is 34.3 percent, a decrease from the prior year’s rate of 35.0 percent.  The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits.

Net Income
Net income for the first half of 2009 was $10.1 million compared to the same period of 2008 net income of $23.7 million.  Net income attributable to Franklin Electric Co., Inc. for the first half of 2009 was $9.7 million, or $0.42 per diluted share, compared to 2008 first half net income attributable to Franklin Electric Co., Inc. of $23.4 million or $1.01 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of liquidity are cash flows from operations and funds available under its committed, unsecured, revolving credit agreement maturing 2011 (the “Agreement”) and its amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”).  The Company has no scheduled principal payments on the Prudential Agreement until 2015.  As of July 4, 2009 the Company had $106.0 million and $25.0 million of borrowing capacity under the respective agreements.  The uncertainty in the financial and credit markets has not impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, dividends, and debt service will be adequately funded from its existing credit agreements.  The Agreement and the Prudential Agreement do not contain any material adverse change or similar provisions that would accelerate the maturity of amounts drawn under either agreement. The Agreement and Prudential Agreement contain various customary conditions and covenants, which limit, among other things, borrowings, interest coverage, loans or advances and investments.  As of July 4, 2009, the Company was in compliance with all covenants and, based on current cash projections, has the intentions to pay off the outstanding Agreement balance by the end of its fiscal year.

Net cash inflows from operating activities were $39.0 million in the six months ended July 4, 2009 compared to cash outflows of $18.5 million in the six months ended June 28, 2008.  Inventory was a $22.1 million net source of cash in the period.  The Company made contributions to the funded employee benefit plans of $1.6 during 2009. The amount of contributions to be made to the funded employee benefit plans during calendar year 2008 will be finalized by September 15, 2009 based upon the Plans’ year end valuation at December 31, 2008 and the desired funding level to be achieved as of December 31, 2009.

The Company continued its focus on liquidity in the quarter resulting in using $57.6 million less cash in operations in the six months ended July 4, 2009 than it did for the six months ended June 28, 2008.

Net cash used in investing activities was $22.4 million in the six months ended July 4, 2009 compared to $51.6 million for the six months ended June 28, 2008.  The 2009 activities were primarily related to $16.8 million, net of cash acquired, used to acquire Vertical S.p.A on January 16, 2009.  The acquisition was funded solely with cash.  During the six months ended June 28, 2008, the Company acquired Industrias Schneider for an aggregate purchase price of $35.5 million, net of cash acquired.

Net cash used by financing activities of $27.7 million in the six months ended July 4, 2009 was primarily related to payments on short term debt.  Also included was the payment of $5.7 million in dividends to its common shareholders and $0.4 million to non-controlling interests.  Net cash provided by financing activities of $46.1 million in the six months ended June 28, 2008 was primarily related to proceeds from new debt incurred, net of repayments to date, the repurchase of approximately 235,000 shares of its common stock for $7.8 million, and the payment of $5.6 million in dividends to its shareholders.

The Company presents the non-GAAP financial measures of operating income (“margin”) before restructuring expense because the Company believes the information helps investors understand underlying trends in the Company's business more easily. The differences between these measures and the most comparable GAAP measures are reconciled in the tables below.

Operating Income and Margins
Before and After Restructuring Expense
(in Millions)	Second Quarter 2009		1st Half 2009
	Water	Fueling	Water	Fueling
Reported Operating Income	$ 15.5	$ 4.9	$ 25.1	$ 12.0
Restructuring Expense	$ 3.5	$ 0.1	$ 4.3	$ 0.1
Operating Income before Restructuring Expense	$ 19.0	$ 5.0	$ 29.4	$ 12.1
% Operating Income To Net Sales	11.5%	15.9%	10.1%	18.1%
% Operating Income Before Restructuring Expense To Net Sales	14.1%	16.2%	11.8%	18.3%

	Second Quarter 2008		1st Half 2008
	Water	Fueling	Water	Fueling
Reported Operating Income	$ 26.4	$ 10.9	$ 41.6	$ 19.9
Restructuring Expense	$ -	$ -	$ -	$ -
Operating Income before Restructuring Expense	$ 26.4	$ 10.9	$ 41.6	$ 19.9
% Operating Income To Net Sales	16.8%	24.6%	14.1%	23.8%
% Operating Income Before Restructuring Expense To Net Sales	16.8%	24.6%	14.1%	23.8%

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”  While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, technology factors, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks, all as described in the Company’s Securities and Exchange Commission filings, included in Part 1, Item 1A of the Company’s Annual Report on Form 10K for the fiscal year ended January 3, 2009, and in Exhibit 99.1 thereto.  Any forward-looking statements included in this Form 10-Q are based upon information currently available.  The Company does not assume any obligation to update any forward-looking information.

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

ITEM 1A. RISK FACTORS

Changes in tax legislation regarding our foreign earnings could materially affect our future results.

Since the Company operates in different countries and is subject to taxation in different jurisdictions, the Company’s future effective tax rates could be impacted by changes in such countries’ tax laws or their interpretations.  Both domestic and international tax laws are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings.  The application of these tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty.  Recently, proposed changes to the U.S. international tax laws would limit U.S. deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit and “check-the-box” rules.  The Company cannot predict whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law.  If the U.S. tax laws change in a manner that increases the Company’s tax obligation, it could result in a material adverse impact on the Company’s net income and financial position.

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

In April 2007, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. During the second quarter of 2009, the Company did not repurchase shares under this plan. The maximum number of shares that may still be purchased under the Company plan is 1,877,400.

ITEM 6. EXHIBITS

See the Exhibit Index located on page 28.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: August 5, 2009	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2009	By	/s/ John J. Haines
John J. Haines, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE SECOND QUARTER ENDED JULY 4, 2009

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