Form 10-Q
period 2009-10-03
FRANKLIN ELECTRIC CO INC
filed 2009-11-04
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.

YES ☐	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	October 3, 2009
$.10 par value	23,105,808 shares

FRANKLIN ELECTRIC CO., INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income for the Third Quarter and Nine Months Ended October 3, 2009 and September 27, 2008	4

	Condensed Consolidated Balance Sheets as of October 3, 2009 and January 3, 2009	5-6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 3, 2009 and September 27, 2008	7

	Notes to Condensed Consolidated Financial Statements	8-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	26

Signatures		27

Exhibit Index		28

Exhibits		29-32

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
(In thousands, except per share amounts)

Net sales	$166,007	$215,815	$481,082	$593,521
Cost of sales	115,764	149,347	338,479	410,877
Gross profit	50,243	66,468	142,603	182,644
Selling, general and administrative expenses	33,817	38,875	102,898	113,460
Restructuring expenses	964	-	5,610	82
Operating income	15,462	27,593	34,095	69,102
Interest expense	(2,471)	(2,684)	(7,245)	(8,088)
Other income	445	747	978	1,202
Foreign exchange gain/(loss)	(520)	436	(143)	45
Income before income taxes	12,916	26,092	27,685	62,261
Income taxes	4,094	8,711	8,801	21,153
Net income	8,822	17,381	18,884	41,108
Less: Net income attributable to noncontrolling interests	(190)	(121)	(579)	(419)
Net income attributable to Franklin Electric Co., Inc.	$8,632	$17,260	$18,305	$40,689

Per share data:
Basic earnings	$0.37	$0.75	$0.79	$1.77

Diluted earnings	$0.37	$0.74	$0.79	$1.75

Dividends per common share	$0.13	$0.13	$0.38	$0.38

See Notes to Condensed Consolidated Financial Statements.

See Note 2 for discussion of financial presentation changes with the adoption of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)	October 3,	January 3,
	2009	2009
ASSETS
Current assets:
Cash and equivalents	$71,229	$46,934
Receivables, less allowances of $2,622 and $2,091, respectively	75,287	68,048
Inventories:
Raw materials	54,227	67,785
Work-in-process	13,795	15,204
Finished goods	85,646	105,496
LIFO reserve	(16,037)	(18,612)
	137,631	169,873
Deferred income taxes	17,295	16,511
Other current assets	10,943	16,294
Total current assets	312,385	317,660

Property, plant and equipment, at cost:
Land and buildings	83,283	79,284
Machinery and equipment	187,625	172,706
Furniture and fixtures	15,194	13,807
Other	5,739	11,556
	291,841	277,353
Allowance for depreciation	(144,888)	(132,818)
	146,953	144,535

Intangible assets	89,839	75,737
Goodwill	156,877	148,082
Other assets	8,442	8,043
Total assets	$714,496	$694,057

See Notes to Condensed Consolidated Financial Statements.

See Note 2 for discussion of financial presentation changes with the adoption of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810.

(In thousands, except per share amounts)	October 3,	January 3,
	2009	2009
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,933	$24,505
Accrued liabilities	45,776	47,991
Income taxes, net	5,361	8,239
Current maturities of long-term debt and short-term borrowings	688	677
Total current liabilities	84,758	81,412

Long-term debt	151,776	185,528
Deferred income taxes	6,945	4,161
Employee benefit plan obligations	67,014	69,142
Other long-term liabilities	7,865	3,707

Commitments and contingencies	-	-

Redeemable noncontrolling interest	6,825	-

Shareowners’ equity:
Common shares (65,000 shares authorized, $.10 par value)
outstanding (23,106 and 23,018, respectively)	2,311	2,302
Additional capital	117,920	113,397
Retained earnings	280,674	271,274
Accumulated other comprehensive loss	(13,008)	(38,036)
Total shareowners’ equity	387,897	348,937
Noncontrolling interest	1,416	1,170
Total Equity	389,313	350,107
Total liabilities and equity	$714,496	$694,057
See Notes to Condensed Consolidated Financial Statements.

See Note 2 for discussion of financial presentation changes with the adoption of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Nine Months Ended
	October 3,	September 27,
	2009	2008
Cash flows from operating activities:
Net income	$18,884	$41,108
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,778	18,349
Stock-based compensation	4,189	2,940
Deferred income taxes	1,493	1,814
Loss on disposals of plant and equipment	2,940	76
Excess tax from share-based compensation arrangements	(61)	(804)
Changes in assets and liabilities:
Receivables	3,196	(31,132)
Inventories	39,988	(5,972)
Accounts payable and other accrued liabilities	(1,706)	7,938
Income taxes, net	6,904	4,379
Employee benefit plan obligations	(1,755)	(3,479)
Other, net	(4,561)	(7,395)
Net cash flows from operating activities	88,289	27,822

Cash flows from investing activities:
Additions to property, plant and equipment	(8,215)	(17,781)
Proceeds from sale of property, plant and equipment	64	10
Additions to other assets	-	(749)
Purchases of securities	-	(9,000)
Proceeds from sale of securities	-	9,000
Cash paid for acquisitions, net of cash acquired	(16,767)	(38,392)
Net cash flows from investing activities	(24,918)	(56,912)

Cash flows from financing activities:
Proceeds from short-term debt	28,000	70,000
Repayment of short-term debt	(63,000)	(30,019)
Repayment of long-term debt	(734)	(1,087)
Proceeds from issuance of common stock	282	3,127
Excess tax from share-based compensation arrangements	61	804
Purchases of common stock	-	(7,813)
Dividends paid	(9,002)	(8,494)
Net cash flows from financing activities	(44,393)	26,518
Effect of exchange rate changes on cash	5,317	(1,853)
Net change in cash and equivalents	24,295	(4,425)
Cash and equivalents at beginning of period	46,934	65,252
Cash and equivalents at end of period	$71,229	$60,827

Cash paid for income taxes	$6,242	$14,783
Cash paid for interest	$7,254	$8,362

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$25	$341
Payable to seller of Healy Systems, Inc.	$1,439	$2,443
Payable to seller of Western Pumps, LLC	$77	$-
Capital equipment lease	$-	$1,039
See Notes to Condensed Consolidated Financial Statements.

See Note 2 for discussion of financial presentation changes with the adoption of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheet as of January 3, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of October 3, 2009 and for the third quarter and nine months ended October 3, 2009 and September 27, 2008, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the third quarter and nine months ended October 3, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended January 3, 2009.

2.  ACCOUNTING PRONOUNCEMENTS

The Financial Instruments Topic 825 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) increases the frequency of fair value disclosures for financial instruments within the scope of Topic 825 to a quarterly basis rather than annually. This guidance is effective for interim periods ending after June 15, 2009.  The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, except for the disclosure requirements.

FASB ASC 810, Consolidation, required presentation changes to the Company’s financial statements.  The Company currently has two subsidiaries that are each 75 percent owned by the Company and 25 percent owned by minority shareholders (i.e., the noncontrolling interest).  The change to the Statements of Income includes the separate presentation of net income attributable to the noncontrolling interest in its subsidiaries previously included in the “other income” line of the Statement of Income.  The changes to the Balance Sheets include a separate presentation of noncontrolling interest previously included in “long term liabilities” and the addition of a mezzanine equity item “redeemable noncontrolling interest” for an acquisition - related put option.  The change to the Statements of Cash Flows includes net income before net income attributable to the noncontrolling interest in the presentation of cash flows from operating activities.

FASB ASC 105, Generally Accepted Accounting Principles, identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The guidance is effective for interim periods ending after September 15, 2009.  The Company’s adoption of this statement in the third quarter did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows; however it impacts all references to authoritative accounting literature.

FASB ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The guidance is effective for interim periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.  The Company evaluated all events or transactions that occurred after October 3, through November 4, 2009, the date it issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

The goodwill of $3.2 million relates primarily to the new product line of stainless steel pumps and components from which the Company will benefit.  All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes.

The purchase price assigned to each major identifiable asset and liability was as follows:
(In millions)
Assets:
Current assets	$13.4
Property, plant and equipment	6.3
Intangible assets	11.6
Goodwill	3.2
Total assets	$34.5
Liabilities	(8.0)
Total identifiable net assets	$26.5
Noncontrolling interest	(6.6)
Total purchase price	$19.9

The fair value of the identifiable intangible assets, property, plant and equipment and noncontrolling interest were finalized in the third quarter 2009.  Trade receivable carrying value approximates fair value as payment terms are within 60-90 days.  The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation.

There were no acquisition-related costs included in selling, general and administrative expenses in the Company’s statement of income for the third quarters ended October 3, 2009 and September 27, 2008, respectively, and $0.3 million and zero for the nine months ended October 3, 2009 and September 27, 2008, respectively.

4.  FAIR VALUE MEASUREMENTS

FASB ASC Topic 825, Financial Instruments, provides a framework for measuring fair value under generally accepted accounting principles.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Disclosures about instruments measured at fair value were expanded and a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value was established.  The standard describes three levels of inputs that may be used to measure fair value:

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

The Company designates the cash equivalents as Level 1, as they are Money Market accounts backed by Treasury Bills.  As of October 3, 2009, and January 3, 2009, assets measured at fair value on a recurring basis were as follows:

(in millions)	October 3, 2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$12.4	$12.4	$-	$-

	January 3, 2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$21.1	$21.1	$-	$-

5. EQUITY INVESTMENTS

The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the face of the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses and dividends. The carrying value of the investment was $7.7 million as of October 3, 2009, and January 3, 2009, respectively.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income/(expense)” in the Company’s statements of income was zero and $0.1 million for the third quarter ended October 3, 2009 and September 27, 2008, respectively, and $0.1 and $0.5 million for the nine months ended October 3, 2009 and September 27, 2008, respectively.

6. INTANGIBLE ASSETS AND GOODWILL

The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	October 3, 2009		January 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$8.0	$(4.2)	$6.7	$(3.8)
Supply agreements	7.2	(6.1)	7.2	(5.7)
Technology	7.0	(1.5)	7.0	(1.2)
Customer relationships	68.1	(8.6)	54.1	(5.6)
Other	2.1	(2.0)	2.0	(1.9)
Total	$92.4	$(22.4)	$77.0	$(18.2)

Unamortized intangibles:
Trade names	19.8	-	16.9	-
Total intangibles	$112.2	$(22.4)	$93.9	$(18.2)

Amortization expense related to intangible assets for the third quarter ended October 3, 2009 and September 27, 2008 was $1.2 million and $1.1 million, respectively, and for the nine months ended October 3, 2009 and September 27, 2008, $3.7 million and $3.5 million, respectively.  Increases are related to acquisitions.

Amortization expense is projected as follows:

(In millions)	2009	2010	2011	2012	2013
	$5.1	$5.0	$4.9	$4.5	$4.2

The changes in the carrying amount of goodwill for the nine months ended October 3, 2009, are as follows:

(In millions)	Water	Fueling
	Systems	Systems	Consolidated
Balance as of January 3, 2009	$96.5	$51.6	$148.1
Acquired	3.2	-	3.2
Adjustments to prior year acquisitions	(0.5)	1.5	1.0
Foreign currency translation	4.6	-	4.6
Balance as of October 3, 2009	$103.8	$53.1	$156.9

7. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans – As of October 3, 2009, the Company maintained three domestic pension plans and one German pension plan.  The Company uses a December 31 measurement date for its plans.

The following table sets forth aggregated net periodic benefit cost for the third quarter and nine months ended October 3, 2009 and September 27, 2008:

(In millions)	Pension Benefits		Pension Benefits
	Third Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Service cost	$1.1	$0.9	$2.5	$2.8
Interest cost	2.7	2.3	7.4	6.8
Expected return on assets	(3.0)	(2.7)	(8.1)	(8.1)
Loss	0.1	0.1	0.2	0.2
Prior service cost	0.1	0.2	0.3	0.5
Settlement cost	-	0.1	-	0.4
Total net periodic benefit cost	$1.0	$0.9	$2.3	$2.6

The following table sets forth other benefit cost for the third quarter and nine months ended October 3, 2009 and September 27, 2008:

(In millions)	Other Benefits		Other Benefits
	Third Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Service cost	$-	$-	$-	$-
Interest cost	0.1	0.1	0.2	(0.1)
Obligation/asset	-	-	-	(0.1)
Total net periodic benefit cost	$0.1	$0.1	$0.2	$(0.2)

Through October 3, 2009, the Company made contributions to the plans of $5.7 million.  The amount of contributions to be made to the Plan during calendar year 2009 was finalized September 15, 2009 based upon the Plan’s year end valuation at December 31, 2008 and the desired funding level to be achieved as of December 31, 2008.

8. INCOME TAXES

The effective tax rate on income before income taxes in 2009 and 2008 varies from the United States statutory rate of 35 percent primarily due to the effects of state and foreign income taxes net of federal tax benefits.

9. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

As of the beginning of fiscal year 2009, the Company had gross unrecognized tax benefits of $6.8 million, excluding accrued interest and penalties.  The unrecognized tax benefits were reduced by $0.2 million for state income tax liabilities and $1.4 million for foreign tax liabilities based on evaluations during the first half of 2009.  In the third quarter 2009, the unrecognized tax benefits were further reduced $0.1 million for federal and state income tax liabilities.  The Company had gross unrecognized tax benefits, excluding accrued tax and penalties, of $5.1 million as of October 3, 2009.  The majority of the unrecognized tax benefits, including the foreign tax liability noted above, are related to acquisitions occurring prior to 2009 for which indemnification was provided for in the respective purchase agreements.  The effect of these tax benefits on the effective tax rate is considered insignificant.  For the balance of unrecognized tax benefits, if recognized, the effective tax rate would be affected by the net unrecognized tax benefits of $0.8 million, which is net of a federal benefit for state tax of $0.2 million.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  The Company’s reserve for interest and penalties as of October 3, 2009 and as of January 3, 2009 was approximately $0.4 million and $0.4 million, respectively.  Interest and penalties recorded through third quarter of 2009 were not considered significant.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state, and local, or non U.S. income tax examinations by tax authorities for years before 2006.

10. DEBT

Debt consisted of the following:

(In millions)	October 3,	January 3,
	2009	2009
Prudential Agreement - 5.79 percent	$150.0	$150.0
Capital leases	1.5	1.2
Other debt	1.0	-
Agreement (i.e. revolving credit) - average rate for third quarter 2009 was 0.79 percent based on the London Interbank Offered Rates plus an
interest spread	-	35.0
	152.5	186.2
Less current maturities	(0.7)	(0.7)
Long-term debt	$151.8	$185.5

The estimated fair value of long term debt was $144.3 million and $130.4 million at October 3, 2009 and January 3, 2009, respectively.  In the absence of quoted prices in active markets considerable judgment is required in developing estimates of fair value.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long term debt the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.

As of October 3, 2009, the following debt payments are expected to be paid in accordance with the following schedule:

(In millions)

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$151.0	$0.2	$0.3	$0.3	$0.2	$-	$150.0
Capital leases	1.5	0.5	0.3	0.3	0.3	0.1	-
	$152.5	$0.7	$0.6	$0.6	$0.5	$0.1	$150.0

11. EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	Third Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$8.6	$17.3	$18.3	$40.7

Denominator:
Basic
Weighted average common shares	23.1	23.0	23.1	22.9

Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.3	0.3	0.2	0.3

Adjusted weighted average common shares	23.4	23.3	23.3	23.2

Basic earnings per share	$0.37	$0.75	$0.79	$1.77

Diluted earnings per share	$0.37	$0.74	$0.79	$1.75

Anti-dilutive stock options	0.8	0.4	1.1	0.8

Anti-dilutive stock options price range – low	$32.19	$32.19	$29.95	$32.19
Anti-dilutive stock options price range – high	$48.87	$48.87	$48.87	$48.87

12. EQUITY ROLL FORWARD

The schedule below sets forth equity changes in the nine months ended October 3, 2009:

(In thousands)
Description	Common	Additional Paid In Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
Balance- 01/03/09	$2,302	$113,397	$271,274	$(32,295)	$(5,741)	$1,170	$350,107	$-
Net income			18,305			385	18,690	194
Dividends on common stock			(8,652)				(8,652)
Common stock issued	10	1,641					1,651
Common stock repurchased or received for stock options exercised	(1)	-	(253)				(254)
Performance stock	-	2,821					2,821
Tax benefit of stock options exercised		61					61
Noncontrolling dividend						(350)	(350)
Adjustment to acquired fair value								6,631
Currency translation adjustment					24,431	211	24,642
Pension liability, net of taxes				597			597
Balance - 10/03/09	$2,311	$117,920	$280,674	$(31,698)	$18,690	$1,416	$389,313	$6,825

13. OTHER COMPREHENSIVE INCOME

Comprehensive income is as follows:
(In millions)	Third Quarter Ended		Nine Months Ended
	Oct. 3,	Sept. 27,	Oct. 3,	Sept. 27,
	2009	2008	2009	2008
Net income	$8.8	$17.4	$18.9	$41.1
Other comprehensive income:
Foreign currency translation adjustments	10.4	(16.4)	24.6	(5.9)
Pension liability adjustment, net of tax	0.1	0.2	0.6	0.7
Total comprehensive income	19.3	1.2	44.1	35.9
Less: Comprehensive income attributable to noncontrolling interest	(0.2)	(0.1)	(0.6)	(0.4)
Comprehensive income attributable to Franklin Electric Co., Inc., net of tax	$19.1	$1.1	$43.5	$35.5

14.  SEGMENT INFORMATION

Financial information by reportable business segment is included in the following summary:
(In millions)

	Third Quarter Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	Net sales to external customers
Water Systems	$137.4	$154.6	$386.3	$448.7
Fueling Systems	28.6	61.2	94.8	144.8
Other	-	-	-	-
Consolidated	$166.0	$215.8	$481.1	$593.5

	Third Quarter Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	Operating income (loss)
Water Systems	$20.8	$18.7	$45.9	$60.3
Fueling Systems	3.9	19.3	15.8	39.2
Other	(9.2)	(10.4)	(27.6)	(30.4)
Consolidated	$15.5	$27.6	$34.1	$69.1

	October 3, 2009	January 3, 2009
	Total assets
Water Systems	$444.3	$397.4
Fueling Systems	199.4	219.7
Other	70.8	76.9
Consolidated	$714.5	$694.0

Cash is the major asset group in “Other” of total assets.  Prior year presentation has been reclassified to conform to current year segment presentation.

15.  CONTINGENCIES AND COMMITMENTS

At October 3, 2009, the Company had $2.9 million of commitments primarily for the purchase of machinery and equipment and building expansions.

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

The changes in the carrying amount of the warranty accrual, as recorded in “Accrued liabilities” in the Company’s balance sheet for the nine months ended October 3, 2009 are as follows:

(In millions)

Balance as of January 3, 2009	$9.3
Accruals related to product warranties	6.1
Accruals related to acquisitions	-
Reductions for payments made	(7.9)
Balance as of October 3, 2009	$7.5

16. SHARE-BASED COMPENSATION

Prior to March 9, 2009, the Company had authorized stock option grants to purchase common stock and common stock awards to employees and non-employee directors of the Company and its subsidiaries under two stock plans. The plans and the original number of authorized shares available for grant are as follows:

			Authorized Shares
Franklin Electric Co., Inc. Stock Option Plan	-	Options	3,600,000
Franklin Electric Co., Inc. Stock Plan (“Original Stock Plan”)	-	Options	1,150,000
	-	Awards	150,000

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

The Company currently issues new shares from its common stock balance to satisfy option exercises and stock awards.

Stock Option Grants
The fair value of each option award for options granted or vesting is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first nine months ended October 3, 2009 and September 27, 2008 are as follows:

	October 3, 2009	September 27, 2008
Risk-free interest rate	0.70 - 3.55%	2.91 - 3.15%
Dividend yield	1.32 – 2.04%	1.11 - 1.12%
Weighted-average dividend yield	1.670%	1.119%
Volatility factor	0.3493 – 0.3795	0.3552 – 0.3714
Weighted-average volatility	0.3982	0.3691
Expected term	5.6 years	5.0 – 6.0 years
Forfeiture rate	2.58%	3.61%

A summary of the Company’s stock option plans activity and related information for the nine months ended October 3, 2009 and September 27, 2008 follows:

(Shares in thousands)
	October 3, 2009		September 27, 2008
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding beginning of period	1,435	$31.13	1,252	$29.99
Granted	675	17.34	347	32.45
Exercised	(14)	20.27	(133)	23.51
Forfeited	(71)	27.91	(8)	37.87
Outstanding end of period	2,025	$26.72	1,458	$31.12
Expected to vest after applying forfeiture rate	2,001	$26.78	1,439	$31.60

Vested and exercisable end of period	1,095	$29.39	919	$27.64

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the nine months ended October 3, 2009 is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding end of period	6.37	$9,874
Expected to vest after applying forfeiture rate	6.34	$9,692

Vested and exercisable end of period	4.15	$3,666

There were no options granted during the third quarter 2009. The total intrinsic value of options exercised during the third quarter ended October 3, 2009 and September 27, 2008 was $0.2 million and $2.7 million, respectively.  There were no share-based liabilities paid during the third quarter 2009.

As of October 3, 2009, there was $5.3 million of total unrecognized compensation cost related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.76 years.

Stock Awards
A summary of the Company’s stock award activity and related information for the nine months ended October 3, 2009 and September 27, 2008 follows:

(Shares in thousands)
	October 3, 2009		September 27, 2008
Nonvested Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	62	$44.12	61	$45.24
Awarded	88	19.04	16	36.58
Vested	(74)	18.41	(8)	40.17
Forfeited	(4)	48.59	(1)	40.72
Nonvested at end of period	72	$39.86	68	$43.84

As of October 3, 2009, there was $1.0 million of total unrecognized compensation cost related to nonvested stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.77 years.

17.  RESTRUCTURING

During the nine months ended October 3, 2009, the Company continued the rationalization of manufacturing capacity between the manufacturing complex in Linares, Mexico and its other North American facilities.  The current Water Systems segment realignment plan includes the phased move of approximately 500,000 man hours of manufacturing activity to Linares, approximately 80 percent of which is from Siloam Springs, Arkansas. The transfer is largely complete and is anticipated to reduce manufacturing labor and overhead costs.  Other restructuring expenses incurred in the first nine months of 2009 were related to integration expenses of a fourth quarter 2008 acquisition and other rationalization costs associated with global headcount reductions that were initiated in the first quarter 2009.

As of October 3, 2009, the total cost of the rationalization and transfer continued to be estimated between $6.0 million and $8.0 million.

Costs incurred in the three months ended October 3, 2009 and nine months ended October 3, 2009, included in the Restructuring expense line of the income statement, are as follows:

	Third Quarter Ended	Nine Months Ended
(In millions)	October 3, 2009	October 3, 2009

Severance and other employee assistance costs	$0.5	$1.8
Equipment relocations	0.3	0.8
Asset write-off	0.2	2.9
Other	0.0	0.1
Total	$1.0	$5.6

As of the nine months ended October 3, 2009 there was $0.3 million in restructuring reserves primarily for severance.  There were no restructuring reserves as of September 27, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2009 VS. Third Quarter 2008

OVERVIEW

Sales for the third quarter of 2009 were down from the same quarter last year.  Sales for 2009 continued to trail the prior year in the third quarter primarily due to the recession, the housing decline and the end of the sales surge for vapor recovery systems to meet regulatory requirements in California.  Earnings decreased in 2009 due to the lower sales in Fueling Systems and restructuring expenses.  Water Systems, which represents over 80 percent of the Company’s sales in the third quarter of 2009, reported a 12 percent increase in operating income before restructuring charges compared to the third quarter 2008 and improved operating income margins before restructuring charges of 320 basis points compared to the prior year.  Water Systems operating income after restructuring charges increased 11 percent compared to the third quarter 2008 and the Water Systems segment improved operating income margins before restructuring charges of 300 basis points compared to the prior year.  The rate of sales decline in Water Systems has abated sequentially each quarter this year.  Cash flow from operations increased by $60.5 million compared to the first nine months of 2008 and net debt has been reduced from $141 million at the end of the third quarter last year to $81 million at the end of the third quarter 2009.

RESULTS OF OPERATIONS

Net Sales

	Q3 2009	Q3 2008	2009 v 2008
	Net Sales
Water Systems	$137.4	$154.6	$(17.2)
Fueling Systems	$28.6	$61.2	$(32.6)
Other	$-	$-	$-
Consolidated	$166.0	$215.8	$(49.8)

Third quarter sales were $166.0 million, down $49.8 million or 23 percent compared to $215.8 million in 2008.  Sales from businesses acquired during the last 12 months were $6.5 million or 3 percent.  Sales revenue decreased by $5.5 million or 2 percent in the quarter due to foreign currency translation.  Overall sales declined organically, exclusive of acquisitions and foreign currency translation, $50.8 million or 24 percent for the third quarter.

Net Sales-Water Systems
Water Systems sales worldwide were $137.4 million, down $17.2 million or 11 percent for the third quarter of 2009 compared to the same period for 2008. Sales from businesses acquired during the last 12 months were $6.5 million.  Sales revenue decreased by $5.4 million in the quarter due to foreign currency translation.  The organic sales decline, excluding foreign currency translation and acquisitions, was $18.3 million or 12 percent. In international markets, Water Systems sales declined organically by 6 percent as sales gains in Latin America and the Asia/Pacific region were offset by a decline in Europe and Africa.  In the United States and Canada, Water Systems sales declined organically by 17 percent due primarily to the housing recession and inventory reductions by distributors.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $28.6 million, a decrease of $32.6 million or 53 percent for the third quarter of 2009 compared to the same period for 2008.  The decline was primarily caused by reduced sales of the Company’s vapor recovery products in the State of California, a reduction of 90 percent compared to the same period in the prior year.  In California, the Company estimates that there are approximately 1,800 stations that have yet to comply with the mandate out of the total 10,600 stations in the State.  However, the Company believes that many station owners are waiting to assess the State’s policy on enforcing major fines for non-compliance and the Company also believes that some station owners are having difficulty arranging financing.  As a result, it is difficult for the Company to predict with certainty what percentage of the remaining stations will ultimately comply.

Cost of Sales
Cost of sales as a percent of net sales for the third quarter of 2009 and 2008 was 69.7 percent and 69.2 percent, respectively. The Company’s gross profit margin for the third quarter of 2009 and 2008 was 30.3 percent and 30.8 percent, respectively.  The Company’s consolidated gross profit was $50.2 million for the third quarter of 2009, down $16.2 million from $66.5 million in the third quarter of 2008.  The gross profit was significantly impacted by the decline in Fueling Systems sales in the third quarter.  However, due to the improvement of Water Systems gross profit margin in the quarter, overall gross profit margin only declined by 50 basis points to 30.3 percent.

Restructuring Expenses
Restructuring expenses for the third quarter of 2009 were approximately $1.0 million.  Restructuring expenses included asset impairments, severance expenses and manufacturing equipment relocation costs.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative expenses decreased by $5.1 million or 13 percent in the third quarter of 2009 compared to the third quarter last year.  Acquisitions, primarily Vertical in Italy, added $0.8 million of SG&A expenses to the Water Systems segment for the third quarter of 2009.  SG&A expense as a percent of net sales for the third quarter of 2009 and 2008 was 20.4 percent and 18.0 percent, respectively.  The increase in percentage terms is due to lower sales as SG&A decreases, consistent with management’s fixed cost reduction initiatives, were not as large in percentage terms as the Company’s drop in sales volume.

Operating Income
	Q3 2009	Q3 2008	2009 v 2008
	Operating income (loss)
Water Systems	$20.8	$18.7	$2.1
Fueling Systems	$3.9	$19.3	$(15.4)
Other	$(9.2)	$(10.4)	$1.2
Consolidated	$15.5	$27.6	$(12.1)

Operating income was $15.5 million in the third quarter of 2009 down $12.1 million from the third quarter of 2008 operating income of $27.6 million.

Operating Income-Water Systems
Water Systems operating income was $20.8 million for the third quarter, up $2.1 million or 11 percent versus the third quarter of 2008.  Operating income was reduced by restructuring expenses of $0.2 million in the third quarter of 2009.  Operating margin before restructuring expenses for Water Systems was 15.3 percent of sales versus 12.1 percent in the third quarter 2008, an improvement of 320 basis points compared to prior year.  The margin improvement was a result of raw material costs reductions, reduced price promotional activity, fixed cost reductions and the benefit from continued expansion of production operations in the Linares, Mexico facility.

Operating Income-Fueling Systems
During the third quarter last year Fueling Systems achieved record earnings on surging sales in California as station owners purchased the Company’s products in order to comply with the State’s vapor control regulations.  With approximately 85 percent of the California conversion complete, Fueling Systems sales were significantly lower this year.  Fueling Systems operating income was $3.9 million, a decrease of $15.4 million or 80 percent versus third quarter 2008.  Operating income was reduced by restructuring expenses of $0.1 million in the third quarter of 2009.  Operating margin before restructuring expenses in Fueling Systems was 14.0 percent of sales in the third quarter 2009 versus 31.5 percent of sales in the third quarter 2008, primarily attributable to lost leverage on fixed manufacturing and SG&A expenses from lower sales volumes.

Operating Income-Other
Operating income other is composed primarily of unallocated general and administrative expenses.   Decreases in general and administrative expenses were primarily compensation and other employee-related expense reductions.

Interest Expense
Interest expense for the third quarter of 2009 and 2008 was $2.5 million and $2.7 million, respectively.  Interest expense decreased in 2009 due primarily to less debt.

Other Income or Expense
Other Income or Expense for the third quarter of 2009 and 2008 was $0.4 million and $0.7 million income, respectively.  In other income for the third quarter of 2009 and 2008 was interest income of $0.3 million and $0.6 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the third quarter of 2009 of $0.5 million due to differences between the Czech crown to the euro and the South African rand, Mexican peso and Canadian dollar to the U.S. dollar.  Foreign currency-based transactions produced a gain for the third quarter of 2008 of about $0.4 million primarily due to euro rate changes relative to other currencies.

Income Taxes
The provision for income taxes in the third quarter of 2009 and 2008 was $4.1 million and $8.7 million, respectively. The projected effective tax rate for the balance of 2009 is 33.1 percent, a decrease from the prior year’s rate of 34.2 percent.  The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits.

Net Income
Net income for the third quarter of 2009 was $8.8 million compared to 2008 third quarter net income of $17.4 million.  Net income attributable to Franklin Electric Co., Inc. for the third quarter of 2009 was $8.6 million, or $0.37 per diluted share, compared to 2008 third quarter net income attributable to Franklin Electric Co., Inc. of $17.3 million or $0.74 per diluted share.

First Nine Months of 2009 VS First Nine Months of 2008

OVERVIEW

Sales for the first nine months of 2009 were down from the first nine months of 2008.  Sales in 2009 trail prior year due to the recession, the housing decline, and reduced demand for vapor recovery systems in California.   Earnings decreased in the first nine months of 2009 primarily due to the lower sales and restructuring expenses.

RESULTS OF OPERATIONS

Net Sales
	YTD 9 2009	YTD 9 2008	2009 v 2008
	Net Sales
Water Systems	$386.3	$448.7	$(62.4)
Fueling Systems	$94.8	$144.8	$(50.0)
Other	$-	$-	$-
Consolidated	$481.1	$593.5	$(112.4)

Net sales for the first nine months of 2009 were $481.1 million, a decrease of $112.4 million or 19 percent compared to sales of $593.5 million in the same period of 2008.  The primary factor causing the Company’s earnings decline during the first nine months of 2009 was the sales volume reduction that was a result of the continuing recession and reduced sales of the Company’s vapor recovery products in the State of California.  The ongoing slump in housing combined with customers’ desire to reduce inventories contributed to soft end market demand and fewer shipments for the Company’s products.  Sales declined by 17 percent or $103.5 million in the first nine months of 2009 due to volume, exclusive of acquisitions and foreign currency translation.  The first nine months of 2009 sales were lower by $27.8 million or 5 percent versus the sales in the first nine months of 2008 due to foreign currency translations as a result of a stronger U.S. dollar.  Additionally, incremental sales related to acquisitions for 2009 were $18.9 million or 3 percent of sales.

Net Sales-Water Systems
Water Systems sales worldwide were $386.3 million, down $62.4 million or 14 percent for the first nine months of 2009 compared to the same period of 2008.  Sales from businesses acquired during the last 12 months were $18.9 million.  Sales revenue decreased by $26.9 million in the first nine months of 2009 due to foreign currency translation rate changes.  The organic sales decline, excluding foreign currency translation and acquisitions, was $54.4 million or about 12 percent.  In international markets, Water Systems sales declined organically by 3 percent as sales gains in Latin America and the Asia/Pacific region were offset by a decline in Europe and Africa.  In the United States and Canada, Water Systems sales declined organically by 19 percent due primarily to the housing recession and inventory reductions by distributors.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $94.8 million, a decrease of $50.0 million or 35 percent for the first nine months of 2009 compared to the same period of 2008.  The decline was primarily caused by reduced sales of the Company’s vapor recovery products in the State of California.

Cost of Sales
Cost of sales as a percent of net sales for the first nine months of 2009 and 2008 was 70.4 percent and 69.2 percent, respectively.  Correspondingly, the gross profit margin decreased to 29.6 percent from 30.8 percent.  The gross profit margin changes in the first nine months of 2009 are consistent with the explanations covered in detail under the third quarter review.

Selling, General and Administrative (“SG&A”)
SG&A expenses decreased by $10.6 million or approximately 9 percent, in the first nine months of 2009 compared to the first nine months of last year.  Acquisitions, primarily Vertical in Italy added $2.6 million of SG&A expenses to the Water Systems segment. SG&A expense as a percent of net sales for the first nine months of 2009 and 2008 was 21.4 percent and 19.1 percent, respectively. The increase in percentage terms is due to lower sales as SG&A decreases, consistent with management’s fixed cost reduction initiatives, were not as large in percentage terms as the Company’s drop in sales volume.

Restructuring Expenses
Restructuring expenses for the first nine months of 2009 were approximately $5.6 million with no restructuring charges recorded in 2008.  Restructuring expenses included asset impairments, severance expenses and manufacturing equipment relocation costs.

Operating Income
	YTD 9 2009	YTD 9 2008	2009 v 2008
	Operating income (loss)
Water Systems	$45.9	$60.3	$(14.4)
Fueling Systems	$15.8	$39.2	$(23.4)
Other	$(27.6)	$(30.4)	$2.8
Consolidated	$34.1	$69.1	$(35.0)

Operating income was $34.1 million in the first nine months of 2009, down $35.0 million from $69.1 million in the first nine months of 2008.

Operating Income-Water Systems
Water Systems operating income was $45.9 million for the first nine months of 2009, down $14.4 million or 24 percent versus the same period a year ago.  Operating income was reduced by restructuring expenses of $4.5 million in the first nine months of 2009.  Operating margin before restructuring expenses for Water Systems was 13.0 percent of sales versus 13.4 percent in the same nine months of 2008. SG&A expenses were lower in the first nine months of 2009 by $6.1 million from the same period of 2008, which partially offset the impact of lower sales volumes.  The factors producing this result were substantially the same as those summarized in the quarter vs. quarter discussion above.

Operating Income-Fueling Systems
Fueling Systems operating income was $15.8 million for the first nine months of 2009, down $23.4 million or 60 percent versus the first nine months of 2008.  Operating income was reduced by restructuring expenses of $0.2 million in the first nine months of 2009.  Operating margin before restructuring expenses in Fueling Systems was 16.9 percent of sales in the first nine months of 2009 versus 27.1 percent of sales in the same period of 2008, attributable to lost leverage on the fixed manufacturing and SG&A expenses from lower sales volumes.  The factors producing this result were substantially the same as those summarized in the quarter vs. quarter discussion above

Operating Income-Other
Operating income other is composed primarily of unallocated general and administrative expenses.   Decreases in general and administrative expenses were primarily compensation and other employee related expense reductions.  During the first nine months of 2009, Corporate staff headcount has been reduced by 17 percent.

Interest Expense
Interest expense for the first nine months of 2009 and 2008 was $7.2 million and $8.1 million, respectively.  Interest expense decreased in 2009 due to less Company debt outstanding.

Other Income or Expense
Other Income or Expense for the first nine months of 2009 and 2008 was $1.0 million and $1.2 million income, respectively.  Included in other income for the first nine months of 2009 and 2008 was interest income of $0.8 million and $1.6 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.  Also included in other income in the first nine months of 2009 and 2008 was income from equity investments of $0.1 million and $0.5 million.  Offsetting the 2008 income was a pre-tax expense of $0.9 million recorded in the second quarter to settle a trademark licensing dispute.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first nine months of 2009 of about $0.1 million, and foreign currency-based transactions were not significant for the same period in the prior year.

Income Taxes
The provision for income taxes in 2009 and 2008 was $8.8 million and $21.2 million, respectively.  The projected effective tax rate for the balance of 2009 is 33.1 percent, a decrease from the prior year’s rate of 34.2 percent.  The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits.

Net Income
Net income for the first nine months of 2009 was $18.9 million compared to net income of $41.1 million in the same nine months of 2008.  Net income attributable to Franklin Electric Co., Inc. for the first nine months of 2009 was $18.3 million, or $0.79 per diluted share, compared to 2008 first nine months net income attributable to Franklin Electric Co., Inc. of $40.7 million or $1.75 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of liquidity are cash flows from operations and funds available under its committed, unsecured, revolving credit agreement maturing 2011 (the “Agreement”) and its amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”).  The Company has no scheduled principal payments on the Prudential Agreement until 2015.  As of October 3, 2009 the Company had no amounts outstanding and $116.9 borrowing capacity under the Agreement and  $25 million of borrowing capacity under the Prudential Agreement.  Amounts available under the Agreement have been reduced by outstanding standby letters of credit.  The recent volatility in the financial and credit markets has not impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, dividends, and debt service will be adequately funded from its cash flows from operations and existing credit agreements.  The Agreement and the Prudential Agreement do not contain any material adverse change or similar provisions that would accelerate the maturity of amounts drawn under either agreement. The Agreement and Prudential Agreement contain various customary conditions and covenants, which limit, among other things, borrowings, interest coverage, loans or advances and investments.  As of October 3, 2009, the Company was in compliance with all covenants.

Net cash inflows from operating activities were $88.3 million in the nine months ended October 3, 2009 compared to cash inflows of $27.8 million in the nine months ended September 27, 2008.  Inventory was a $40.0 million net source of cash in the first nine months of 2009.  The Company made contributions to the funded employee benefit plans of $5.7 million during 2009. The amount of contributions to be made to the funded employee benefit plans during calendar year 2009 were finalized and made before September 15, 2009 based upon the Plans’ year-end valuation at December 31, 2008 and the desired funding level to be achieved as of December 31, 2008.

Net cash used in investing activities was $24.9 million in the nine months ended October 3, 2009 compared to $56.9 million for the nine months ended September 27, 2008.  The 2009 activities were primarily related to $16.8 million, net of cash acquired, used to acquire Vertical S.p.A on January 16, 2009.  The acquisition was funded solely with cash.  During the nine months ended September 27, 2008, the Company acquired Industrias Schneider for an aggregate purchase price of $35.5 million, net of cash acquired.

Net cash used by financing activities of $44.4 million in the nine months ended October 3, 2009 was primarily related to payments on short-term debt.  Also included was the payment of $8.6 million in dividends to the Company’s common shareholders and $0.4 million to non-controlling interests.  Net cash provided by financing activities of $26.5 million in the nine months ended September 27, 2008 was primarily related to proceeds from new debt incurred, net of repayments to date, the repurchase of approximately 235,000 shares of its common stock for $7.8 million, and the payment of $8.5 million in dividends to its shareholders.

The Company presents the non-GAAP financial measures of operating income before restructuring expense to net sales (“margin”) because the Company believes the information helps investors understand the underlying trends in the Company’s business more easily.  The differences between these measures and the most comparable GAAP measures are reconciled in the tables below.

Operating Income and Margin Percentages
Before and After Restructuring Expense
(in millions)	Third Quarter 2009		First Nine Months 2009
	Water	Fueling	Water	Fueling
Reported Operating Income	$ 20.8	$ 3.9	$ 45.9	$ 15.8
Restructuring Expense	$ 0.2	$ 0.1	$ 4.5	$ 0.2
Operating Income before Restructuring Expense	$ 21.0	$ 4.0	$ 50.4	$ 16.0
% Operating Income To Net Sales	15.1%	13.6%	11.9%	16.7%
% Operating Income Before Restructuring Expense To Net Sales	15.3%	14.0%	13.0%	16.9%

	Third Quarter 2008		First Nine Months 2008
	Water	Fueling	Water	Fueling
Reported Operating Income	$ 18.7	$ 19.3	$ 60.3	$ 39.2
Restructuring Expense	$ -	$ -	$ -	$ -
Operating Income before Restructuring Expense	$ 18.7	$ 19.3	$ 60.3	$ 39.2
% Operating Income To Net Sales	12.1%	31.5%	13.4%	27.1%
% Operating Income Before Restructuring Expense To Net Sales	12.1%	31.5%	13.4%	27.1%

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In September 2006, the Company acquired Healy Systems, Inc. from its principal shareholder, James Healy (the “Seller”).  During the first half of 2008, the Company completed a retrofit program in which it replaced a third party supplied component part in its “Healy Brand” nozzle part of the Enhanced Vapor Recovery Systems installed in California filling stations.  In October 2008, the California Air Resources Board (“CARB”) provided a Notice of Violation (“NOV”) to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  The Company is engaged in discussions with CARB in an attempt to resolve this matter and any related proceedings involving local agencies.  Resolution of the matter is not expected to adversely affect the Company’s sale of Enhanced Vapor Recovery Systems in California.  Depending upon the amount of any penalty paid by the Company in any agreed resolution or resulting from a proceeding if discussions do not result in agreement, resolution of the matter could have a material effect on the Company’s results of operations.  The Company has retained a portion of the purchase price and the earn-out payments otherwise due to the Seller of Healy Systems, to satisfy the Company’s claims that the Seller’s breaches of the purchase agreement led to the recall and the NOV.  The Seller has initiated litigation seeking recovery of the amounts retained by the Company.  The Company intends to defend vigorously its rights to retain these amounts.  The CARB NOV matter was previously described in the Company’s Quarterly Report on Form 10-Q for the quarters ended July 4, 2009 and April 4, 2009.

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

In April 2007, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. During the third quarter of 2009, the Company did not repurchase shares under this plan. The maximum number of shares that may still be purchased under the Company plan is 1,877,400.

ITEM 6. EXHIBITS

See the Exhibit Index located on page 28.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: November 4, 2009	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2009	By	/s/ John J. Haines
John J. Haines, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRD QUARTER ENDED OCTOBER 3, 2009

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