Form 10-K
FRANKLIN ELECTRIC CO INC
filed 2010-03-03
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
____________________
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to _____

Commission file number 0-362

FRANKLIN ELECTRIC CO., INC.
(Exact name of registrant as specified in its charter)

Indiana	35-0827455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 East Spring Street
Bluffton, Indiana	46714-3798
(Address of principal executive offices)	(Zip Code)

(260) 824-2900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.10 par value	NASDAQ Global Select Market
Preference Stock Purchase Rights	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of each class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES 	NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES 	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒	NO 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.
YES 	NO 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☒	Accelerated Filer 	Non-Accelerated Filer 	Smaller Reporting Company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES 	NO ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at July 4, 2009 (the last business day of the registrant’s most recently completed second quarter) was $569,433,891.  The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant's ESOP or 401K Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 25, 2010:
 23,130,308 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010 (Part III).

TABLE OF CONTENTS
Part I		Page
Item 1.	Business	4 – 7
Item 1A.	Risk Factors	7 - 10
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Reserved
	Supplemental Item - Executive Officers of the Registrant	11

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24 - 25
Item 8.	Financial Statements and Supplementary Data	26 – 58
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59
Item 9A.	Controls and Procedures	59 – 60
Item 9B.	Other Information	61

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	61
Item 11.	Executive Compensation	61
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	62
Item 13.	Certain Relationships and Related Transactions, and Director Independence	62
Item 14.	Principal Accounting Fees and Services	62

Part IV
Item 15.	Exhibits, Financial Statement Schedules	62 – 64
Signatures		65
Exhibit Index		66 - 67

PART I

ITEM 1. BUSINESS

General

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

The Company’s products are sold in North America, Europe, the Middle East, South Africa, Brazil, Mexico, Australia, Japan, China, and other world markets. The Company’s products are sold by its employee sales force and independent manufacturing representatives.  The Company offers normal and customary trade terms to its customers, no significant part of which is of an extended nature. Special inventory requirements are not necessary, and customer merchandise return rights do not extend beyond normal warranty provisions.

The market for the Company’s products is highly competitive and includes diversified accounts by size and type. The Company’s Water Systems and Fueling Systems products and related equipment are sold to specialty distributors and some original equipment manufacturers (“OEMs”), as well as industrial and petroleum equipment distributors and major oil and utility companies.

In North America, the Company is continuing the rationalization of manufacturing capacity between its manufacturing complex in Linares, Mexico and its other North American plants. The manufacturing realignment plan includes the phased move of approximately 500,000 man hours of manufacturing activity to Linares, approximately 80 percent of which is from Siloam Springs, Arkansas. The transfer was largely complete as of the second quarter of 2009.  The Linares facility is projected to have available capacity to absorb additional manufacturing activity and the Company is in the process of developing plans to further rationalize manufacturing operations in 2010.

Business Segments and Products

Segment and geographic information set forth under Note 17, “Segment and Geographic Information,” to the consolidated financial statements is incorporated herein by reference.

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

Water Systems motors and pumps are used principally in submersible applications for pumping fresh water, wastewater, and other liquids in a variety of residential, agricultural, and industrial applications, off-shore drilling, and mining.  Water Systems also manufacture electronic drives and controls for the motors which control functionality and provide protection from various hazards, such as electric surges, over-heating, or dry wells and tanks.

Beginning in 2004, the Company changed its North American business model to sell Water Systems products primarily directly to wholesale specialty Water Systems distributors.  Previously, the Company sold its Water Systems products primarily to pump OEMs (i.e., the Company was primarily a supplier of submersible motors and controls to the OEMs) who then re-sold the Water Systems products, usually combined with pumps and related products, to the wholesale specialty Water Systems distributors.  To facilitate this transition, the Company acquired several pump manufacturers during and since 2004 (most significantly, JBD Pump Company in 2004 and Little

Giant Pump Company in 2006).  As of the end of fiscal year 2004, approximately 42 percent of the Company’s consolidated sales were attributable to two customers, both of which were pump OEMs.  Customer sales concentration declined from 2004 to 2006, and since 2007, no single customer accounted for more than 10 percent of the Company’s consolidated sales.

The Company further expanded its global market penetration by acquisitions in developing regions (Pump Brands (Pty) Limited in South Africa in 2007 and Industrias Schneider in Brazil in 2008).  Sales in developing regions increased more than 400 percent in total from 2002 to 2009.

During the first quarter of 2009, the Company acquired Vertical S.p.A. (“Vertical”), a pump component manufacturer in Italy.  Vertical designs, develops, and manufactures pressed and welded stainless steel pumps and pump components.  The acquisition was targeted to address the growing worldwide demand for stainless steel water pumps as well as to broaden the Company’s product offerings. Vertical’s sales were not material as a component of the Company’s consolidated sales for 2009.

Water Systems products are sold in highly competitive markets. Water Systems competes in each of its targeted market segments based on product design, quality of products and services, performance, availability, and price. The Company’s principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc., and ITTCorporation.

2009 Water Systems research and development expenditures were primarily related to the following activities:
•	New horizontal booster pump based upon the Tri-Seal™ hydraulics
•	New additions to sprinkler pumps
•	Rounded out 6” turbine pumps with 225 gpm and 275 gpm designs
•	Rounded out 8” turbine pumps with 1000 gpm design
•	New 4” submersible pumps branded Water Horse® based upon revised Lexan® hydraulics
•	New SubDrive electronic products addressing both a previously untapped market segment and new designs to survive difficult environments
•	Developed 1/3HP – 3 phase high efficiency motor for geothermal wells
•	Improved corrosion resistant 4” motor products (316 stainless steel shell)
•	New products and packaging for the PondWorks® brand
•	New products for the Coleman® brand
•	New additions to skimmer and falls products

Lexan® is a registered trademark of Sabic Innovative Plastics IP B.V. Company Netherlands.
Coleman® is a registered trademark of The Coleman Company, Inc.

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

Along with the fueling motor and pump applications, Fueling Systems supplies a variety of products to the petroleum equipment industry such as: flexible piping, vapor recovery components and systems, electronic tank monitoring equipment, mechanical and electronic leak detection equipment, and fittings.  The Company expanded its product offerings through internal development and acquisitions.  The most notable recent acquisition was Healy Systems, Inc. in 2006 whose products included fueling dispenser nozzles and complete vapor recovery systems.  The vapor recovery systems and components enjoyed particular success in California from late 2007 to early 2009, due to California Air Resource Board certification requirements for conversion of fuel dispensing stations to certified dispensers such as those of Healy Systems, largely completed in 2009.  All products, including vapor recovery systems, are sold internationally.

Fueling Systems’ products are sold in highly competitive markets. Fueling Systems competes in each of its targeted market segments based on product design, quality of products and services, performance availability and price. The

Company’s principal competitors in the petroleum equipment industry are Danaher Corporation and Dover Corporation.

2009 Fueling Systems research and development expenditures were primarily related to the following activities:
•
Introduction of a new tank gauge platform.  The initial product, Colibri®, was developed for the developing international markets and established markets requiring tank inventory and leak detection.  Colibri® uses the Company’s established state-of-the-art software, on a new, low cost, electronic platform.

•	Ongoing work on a new line of conventional and vapor recovery nozzles and related equipment for use in international markets
•	A new 5 gallon secondary containment ‘spill bucket’ to address the growing US regulatory mandate for retail gas stations to have double wall spill containment.
•	A new series of pressure vent valves to comply for the broader US regulatory market and the California EVR market in particular

Research and Development

The Company incurred research and development expense as follows:

(In millions)	2009	2008	2007
Research and development expense	$6.9	$6.8	$7.3

These expenses were for activities related to the development of new products, improvement of existing products and manufacturing methods, and other applied research and development.

The Company owns a number of patents, trademarks and licenses.  In the aggregate, these patents are of material importance to the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.

Raw Materials

The principal raw materials used in the manufacture of the Company’s products are coil and bar steel, stainless steel, copper wire, and aluminum ingot. Major components are capacitors, motor protectors, forgings, gray iron castings and bearings. Most of these raw materials are available from multiple sources in the United States and world markets. In the opinion of management, no single supply source is critical to the Company’s business. Availability of fuel and energy is adequate to satisfy current and projected overall operations unless interrupted by government direction or allocation.

Employees

The Company employed approximately 3,500 persons at the end of 2009.

Backlog

The dollar amount of backlog at February 18, 2010 and February 20, 2009 by segment was as follows:

(In millions)	2010	2009
Water Systems	$35.8	$25.0
Fueling Systems	2.7	2.5
Total	$38.5	$27.5

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2010.  The Company’s sales in the first quarter are generally less than its sales in other quarters due to generally lower construction activity during that period in the northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

Environmental Matters

The Company believes that it is in compliance with all applicable federal, state and local laws concerning the discharge of material into the environment, or otherwise relating to the protection of the environment. The Company has not experienced any material costs in connection with environmental compliance, and, subject to the disclosure in Item 3. Legal Proceedings, below, does not believe that such compliance will have any material adverse effect upon the financial position, results of operation, cash flows, or competitive position of the Company.

Available Information

The Company’s website address is www.franklin-electric.com. The Company makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Additionally, the Company’s website includes the Company’s corporate governance guidelines, its Board committee charters, and the Company’s code of business conduct and ethics. Information contained on the Company’s website is not part of this annual report on Form 10-K.

ITEM 1A. RISK FACTORS

The following describes the principal risks affecting the Company and its business.  Additional risks and uncertainties, not presently known to the Company or currently deemed material, could negatively impact the Company’s results of operations or financial condition in the future.

The Company’s acquisition strategy entails expense, integration risks, and other risks that could affect the Company’s earnings and financial condition.   One of the Company’s continuing strategies is to increase revenues and expand market share through acquisitions that will provide complementary Water and Fueling Systems products.  The Company spends significant time and effort expanding existing businesses through identifying, pursuing, completing, and integrating acquisitions which generates additional expense whether or not acquisitions are actually completed.  Competition for acquisition candidates may limit the number of opportunities and may result in higher acquisition prices.  There is uncertainty related to successfully acquiring, integrating and profitably managing additional businesses without substantial costs, delays or other problems.  There can also be no assurance that acquired companies will achieve revenues, profitability or cash flows that justify the Company’s investment in them.  Failure to manage or mitigate these risks could adversely affect the Company’s earnings and financial condition.

The Company’s products are sold in highly competitive markets with numerous competitors whose actions could negatively impact sales volume, pricing and profitability.  The Company is a global leader in the production and marketing of groundwater and fuel pumping systems.  End user demand, distribution relationships, industry consolidation, new product capabilities of the Company’s competitors, new competitors, and many other factors contribute to a highly competitive environment.  Additionally, some of the Company’s competitors have substantially greater financial resources than the Company.  Although the Company believes that consistency of product quality, timeliness of delivery, service, and continued product innovation, as well as price, are principal factors considered by customers in selecting suppliers, competitive factors described above may lead to declines in sales or in the prices of all the Company’s products which could have an adverse impact on its profitability and financial condition.

The Company’s business may be adversely affected by the current economic environment.  The worldwide financial and credit market disruptions and uncertainty seen in the last two years have reduced the availability of credit generally necessary to support global economic activity. The shortage of credit combined with declines in equity markets and other economic developments have led to a recession in the United States and many other markets whose duration is uncertain.  A continuation or worsening of these difficult financial and economic conditions could further reduce sales and adversely affect our customers’ ability to meet the terms of sale and our suppliers’ ability to fully perform their commitments to us.  Also, if credit continues to be restricted or becomes more so, there may be an adverse impact on the Company’s ability to complete acquisitions, develop new products or restructure existing operations as well as other negative effects.  The cost of new credit in the future may also be higher than the existing credit arrangements the Company currently has in place.

In addition, the financial disruption has affected and may further affect the Plan assets of the Defined Benefit Plans.  Further volatility of interest rates and negative equity returns as seen under some market conditions in the past two years may result in greater contributions to the Plans in the future.

A decline in housing starts could lead to reduced demand for the Company’s products, thereby reducing revenues and earnings.  Demand for certain Company products is affected by housing starts.  A decline in housing starts or general slowdown in the United States or other economies in the international markets the Company serves, such as those that have occurred in the United States and many other markets, could continue to affect or further reduce demand and adversely impact gross margins and operating results.

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

If the Company does not anticipate and effectively manage these risks, these factors may have a material adverse impact on the results and financial condition of its international operations or on the business as a whole.

Transferring operations of the Company to low cost regions may not result in the intended cost benefits, either temporarily or for a longer term.  The Company may continue to rationalize its manufacturing capacity among the manufacturing complexes in low cost regions such as Mexico, the Czech Republic and China and its other existing manufacturing facilities.  To implement this strategy, the Company must complete the transfer of assets and intellectual property between operations.  Each of these transfers involves the risk of disruptions of uncertain duration to our manufacturing capability, supply chain and, ultimately, to our ability to service customers and generate revenues and profits.

The Company has significant investments in foreign entities and has significant sales and purchases in foreign denominated currencies creating exposure to foreign currency exchange rate fluctuations.  The Company has significant investments outside the United States, including Europe, South Africa, Brazil, Mexico and China.

Further, the Company has sales and makes purchases of raw materials and finished goods in foreign denominated currencies.  Accordingly, the Company has exposure to fluctuations in foreign currency exchange rates relative to the US dollar.  Foreign currency exchange rate risk is reduced through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of inter-company balances utilizing a global netting system and limited use of foreign currency denominated debt. To the extent that these mitigating strategies are not sufficient or successful, foreign currency rate fluctuations can have a material adverse impact on its international operations or on the business as a whole.

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

Certain Company products are subject to regulation and government performance requirements in addition to the warranties provided by the Company.  The Company’s product lines have expanded significantly and certain products are subject to government regulations and standards under environmental, consumer safety and other laws and regulations covering certification, manufacture, assembly, and performance of the products, in addition to the warranties provided by the Company.  The Company’s failure to meet all such standards or perform in accordance with warranties could result in significant warranty or repair costs, lost sales and profits, damage to the Company’s reputation, and fines and penalties required by Governmental organizations.  Changes to these standards may require the Company to modify its business objectives and incur additional costs to comply.

The Company’s products used in consumer and other applications may be subject to recall laws in the United States and other foreign jurisdictions.  Various products manufactured and sold by the Company are intended for consumer use and may be subject to product recall if it is determined a threat of harm or injury exists due to a defect in design, manufacture or other failure.  Product recalls involve notification of government agencies and customers of the defective product, replacement or repair of products both in service and in inventory and can result in significant financial expenditures to remedy.  The Company’s reputation and brand may also be harmed by such recalls.

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

Demand for Fueling Systems products is impacted by environmental legislation which may cause significant increases in product demand and may be followed by significantly reduced demand after meeting compliance requirements.  Environmental legislation related to air quality and fueling containment may create demand for certain Fueling Systems products which must be supplied in a relatively short time frame to meet the governmental mandate, as occurred in California with respect to vapor control and monitoring systems.  During this period of increased demand the Company’s revenues and profitability generally increase significantly.  The Company is at risk of not having capacity to meet demand or cost overruns due to inefficiencies during ramp up to the higher production levels.  After the Company’s customers have met the compliance requirements, the Company’s revenues and profitability may decrease significantly as the demand for certain products declines substantially.  The Company is at risk of not reducing production costs in relation to the decreased demand as well as reduced revenues adversely impacting gross margins and operating results.

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

Manufacturing plants or primary distribution centers in the Water Systems segment are located in the following countries:  Australia, Brazil, Canada, China, The Czech Republic, Germany, Italy, Japan, Mexico, Republic of Botswana, South Africa, and the United States.  Within the United States, significant manufacturing facilities are located in Grant County, Indiana (owned); Little Rock, Arkansas (leased), Wilburton, Oklahoma (owned); and Oklahoma City, Oklahoma (owned).

Manufacturing plants or primary distribution centers in the Fueling Systems segment are located in the following countries: China, Germany, South Africa, and the United States.  Within the United States, a significant manufacturing facility is located in Madison, Wisconsin (leased).

The Company also maintains leased warehouse facilities in Bluffton, Indiana; Orange, California; Sanford, Florida; Winnipeg, Manitoba, Canada; and Bolton, Ontario, Canada.

In the Company’s opinion, its facilities are suitable for their intended use, adequate for the Company’s business needs, and in good condition.

ITEM 3. LEGAL PROCEEDINGS

In September 2006, the Company acquired Healy Systems, Inc.  During the first half of 2008, the Company completed a retrofit program in which it replaced a third-party-supplied component part in its Healy 900 Series nozzle, which is part of the Company’s Enhanced Vapor Recovery Systems installed in California gasoline filling stations.  In October 2008, the California Air Resources Board (“CARB”) issued a Notice of Violation (“NOV”) to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  The Company is engaged in discussions with CARB in an attempt to resolve this matter and any related proceedings involving local regulatory agencies.  Resolution of the matter is not expected to adversely affect the Company’s sale of Enhanced Vapor Recovery Systems in California.  Depending upon the amount of any penalty paid by the Company in any agreed resolution or resulting from a proceeding if discussions do not result in agreement, resolution of the matter could have a material effect on the Company’s results of operations.  The Company has retained a portion of the purchase price and the earn-out payments otherwise due to James Healy (the principal former owner of Healy Systems) to satisfy the Company’s claims that Mr. Healy’s breaches of the purchase agreement led to the retrofit and the NOV.  In December 2008, Mr. Healy initiated litigation seeking recovery of the amounts retained by the Company.  The Company intends to defend vigorously its rights to retain these amounts.  In addition, Franklin Fueling Systems, Inc. has filed a complaint against Mr. Healy for breach of a separate consulting agreement that was executed in connection with the acquisition.  That complaint has been consolidated with the original complaint, and Mr. Healy has denied liability.  The parties are in the process of conducting discovery.

EXECUTIVE OFFICERS OF THE REGISTRANT
Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of January 2, 2010 are as follows:
Name	Age	Position Held	Period Holding Position
R. Scott Trumbull	61	Chairman of the Board and Chief Executive Officer	2003-present
Gregg C. Sengstack	51	Senior Vice President and President Fueling and International Water Group	2005-present
Robert J. Stone	45	Senior Vice President and President, Americas Water Systems Group	2007-present
		Vice President of Sales, Marketing, and Engineering, Western Hemisphere Water Systems	2004-2007
Peter C. Maske	59	Senior Vice President and President, Europa/South Africa Water Systems	1999-present
Daniel J. Crose	61	Vice President, North America Product Supply	2009-present
		Vice President and Director, North American Operations	2003-2009
Delancey W. Davis	44	Vice President and President US/Canada Commercial Business Unit	2009-present
		Vice President and Business Unit Manager, US/Canada Water Systems	2008-2009
		Vice President and Director of Sales, Western Hemisphere Water Systems	2005-2008
John J. Haines	46	Vice President, Chief Financial Officer, and Secretary	2008-present
		Managing Director and Chief Executive Officer, HSBC Auto Finance, a provider of consumer automobile financing	2004-2008
Thomas J. Strupp	56	Vice President, Franklin Electric and President, Consumer and Specialty Markets Business Unit	2009-present
		Vice President, Franklin Electric and President, Water Transfer Systems	2008-2009
		Vice President, Chief Financial Officer, Secretary, and President Water Transfer Systems	2005-2008

All executive officers are elected annually by the Board of Directors at the Board meeting held in conjunction with the annual meeting of shareowners. All executive officers hold office until their successors are duly elected or until their death, resignation, or removal by the Board.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The number of shareowners of record as of February 25, 2010 was 1,024.  The Company's stock is traded on NASDAQ Global Select Market: Symbol FELE.

Dividends paid and the price range per common share as quoted by the NASDAQ Global Select Market for 2009 and 2008 were as follows:

DIVIDENDS PER SHARE			PRICE PER SHARE
	2009	2008	2009		2008
			Low	High	Low	High
1st Quarter	$.125	$.120	$17.12	$30.55	$30.71	$40.49
2nd Quarter	$.125	$.125	$21.50	$27.18	$32.77	$44.99
3rd Quarter	$.125	$.125	$22.80	$34.50	$35.02	$54.55
4th Quarter	$.125	$.125	$26.61	$29.96	$23.76	$44.00

Issuer Purchases of Equity Securities:
The Company did not purchase, under the Company’s stock repurchase program, any shares of its common stock during the three months ended January 2, 2010.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the Company’s consolidated financial statements. The information set forth below is not necessarily indicative of future operations.

FIVE YEAR FINANCIAL SUMMARY (a)
(In thousands, except per share amounts and ratios)	2009	2008	2007	2006	2005
Operations:	(b)	(c)	(d)	(e)	(f)
Net sales	$625,991	$745,627	$602,025	$557,948	$403,413
Gross profit	187,839	226,925	172,820	191,557	142,821
Interest expense	9,548	10,968	8,147	3,373	766
Income tax expense	12,168	22,925	15,434	30,671	24,953
Net income attributable to Franklin Electric Co., Inc.	25,986	44,111	28,683	56,762	45,796
Depreciation and amortization	25,385	24,164	20,359	17,989	14,971
Capital expenditures	13,889	26,860	28,797	23,715	18,266
Balance sheet:
Working capital (g)	$228,450	$236,248	$218,830	$123,833	$138,998
Property, plant and equipment, net	147,171	144,535	134,931	115,976	95,732
Total assets	718,298	694,057	662,237	526,925	379,762
Long-term debt	151,242	185,528	151,287	51,043	12,324
Shareowners’ equity	388,173	348,937	378,544	345,831	267,562
Other data:
Net income attributable to Franklin Electric Co., Inc., to sales	4.2%	5.9%	4.8%	10.2%	11.4%
Net income attributable to Franklin Electric Co., Inc., to average total assets	3.7%	6.5%	4.8%	12.5%	12.8%
Current ratio (h)	3.7	3.9	3.4	2.3	3.2
Number of common shares outstanding	23,128	23,018	23,091	23,009	22,485
Per share:
Market price range
High	$34.50	$54.55	$52.55	$62.95	$45.29
Low	$17.12	$23.76	$36.07	$38.70	$34.54
Net income attributable to Franklin Electric Co., Inc., per weighted-average common share	$1.13	$1.92	$1.24	$2.49	$2.06
Net income attributable to Franklin Electric Co., Inc., per weighted-average common share, assuming dilution	$1.12	$1.90	$1.22	$2.43	$1.97
Book value (i)	16.67	15.02	16.12	14.84	11.54
Dividends per common share	$0.50	$0.50	$0.47	$0.43	$0.38
(a) The five year financial presentation excludes the sales and earnings of the Engineered Motor Products Division (EMPD) which was sold during the fourth quarter of 2006, for 2005 to 2006.
(b) Includes the results of operations of the Company’s 75% owned subsidiary, Vertical S.p.A. acquired in the first quarter of 2009.
(c) Includes the results of operations of the Company’s wholly-owned subsidiaries, Industrias Schneider SA, and Western Pump LLC, since their acquisitions in the first and second quarter of 2008, respectively.
(d) Includes the results of operations of the Company’s wholly-owned subsidiaries, Pump Brands (Pty) Limited and the pump division of Monarch Industries Limited, since their acquisitions in the second and third quarters of 2007, respectively.
(e) Includes the results of operations of the Company’s wholly-owned subsidiaries, Little Giant Pump Company and Healy Systems, Inc., since their acquisition in the second and third quarters of 2006, respectively.
(f) Includes the results of operations of the Company’s wholly-owned subsidiary, Phil-Tite Enterprises, and the effect of an equity investment in Pioneer Pump, Inc., both acquired in the third quarter of 2005.
 (g) Working capital = Current assets minus Current liabilities.
(h) Current ratio = Current assets divided by Current liabilities.
(i) Book value = Shareowners’ equity divided by weighted average common shares, assuming full dilution.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2009 // 2008

OVERVIEW

While Franklin’s overall sales declined from 2008 to 2009, Water Systems operating income margin as a percent of sales improved from 2008 to 2009 and the Company generated record cash flow from operating activities as it reduced inventories, and paid down debt.  Sales for 2009 decreased 16 percent from 2008.  Water Systems product sales were down from 2008 about 9 percent due primarily to the housing recession and inventory reductions by distributors.  Fueling Systems product sales decreased 35 percent coming off a record year in 2008 which benefited from the sales surge for vapor recovery systems to meet regulatory requirements in California.  Despite the decline in sales volume the gross profit margin as a percent of net sales remained flat at about 30 percent. The Company generated $112.6 million in cash from operations during the full year 2009 compared to $44.4 million in 2008. Lower inventory balances contributed $43.9 million, representing a source of cash for the full year 2009 compared to higher inventory balances representing a use of cash of $15.6 million in 2008. The Company had no outstanding balance on its revolving debt agreement at year end 2009 compared to $35.0 million outstanding at the end of 2008.

RESULTS OF OPERATIONS

Net Sales
(In millions)	2009	2008	2009 v 2008
	Net Sales
Water Systems	$504.2	$557.0	$(52.8)
Fueling Systems	$121.8	$188.6	$(66.8)
Other	$-	$-	$-
Consolidated	$626.0	$745.6	$(119.6)

Net sales for 2009 were $626.0 million, a decrease of $119.6 million or about 16 percent compared to 2008 sales of $745.6 million. The full year incremental impact of sales from businesses acquired during 2008 and acquisitions in 2009 was $24.5 million.  Sales revenue decreased by $19.6 million or about 3 percent in 2009 due to foreign exchange.  The sales change for 2009, excluding acquisitions and foreign exchange, was a decline of $124.5 million or about 17 percent.

Net Sales-Water Systems
Water Systems sales worldwide were $504.2 million, down $52.8 million or 9 percent for 2009 compared to 2008.  Water Systems revenues represent about 80 percent of the Company’s total sales.  Sales from businesses acquired during 2008 and acquisitions in 2009 were $24.5 million, primarily Vertical.  Sales revenue decreased by $18.9 million in 2009 due to foreign currency translation.  The sales decline, excluding foreign currency translation and acquisitions, was $58.4 million or 10 percent.  In international markets, Water Systems sales declined by 3 percent as sales gains in Latin America and the Asia/Pacific region were offset by a decline in Europe and Africa. In the United States and Canada, Water Systems sales declined by 18 percent due primarily to the housing recession and inventory reductions by distributors.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $121.8 million, a decrease of $66.8 million or 35 percent for 2009 compared to 2008.  Fueling Systems represent about 20 percent of the Company’s total revenues.  Fueling Systems sales in the United States fell by about $60 million. The decline was primarily caused by reduced sales of the Company’s vapor recovery products in the State of California, a reduction of 63 percent or about $47 million in sales revenue in 2009 compared to the prior year. The Company estimates that as of year-end 2009, there are less than 1,000 stations in California that have yet to comply with the original mandate for vapor recovery system upgrades. The political and economic environments in the State make it nearly impossible to estimate with certainty how many or when these remaining stations may convert.  Fueling Systems sales in international markets declined during 2009 primarily due to unusually high shipments of vapor control systems in 2008 to the Beijing area as part of China’s program to reduce air pollution prior to the Summer Olympics.

Cost of Sales
Cost of sales as a percent of net sales for 2009 and 2008 was 70.0 percent and 69.6 percent, respectively. Correspondingly, the gross profit margin was 30.0 percent for 2009 compared to 30.4 percent for 2008. The Company’s gross profit was $187.8 million, a decline of $39.1 million from the $226.9 million in 2008.  The Company’s gross profit declined about $69.2 million due to lower sales volume.  Offsetting the sales volume decline were fixed cost improvements of about $10.2 million. Gross profit for 2009 was further improved by lower freight and warranty costs of about $7.2 million, compared to 2008.  The benefit from earnings attributable to acquisitions was about $5.8 million and lastly gross profit was improved overall by about $5.6 million from selling price and lower raw material costs net of other costs and product mix.

Selling, General and Administrative (“SG&A”)
 Selling, general, and administrative (“SG&A”) expenses decreased by $14.4 million or about 10 percent in 2009 compared to the prior year. Acquisitions, primarily Vertical in Italy, added $3.5 million of SG&A expenses to the Water Systems segment in 2009.  SG&A expense as a percent of net sales for 2009 and 2008 was 21.3 percent and 19.8 percent, respectively. The increase, in percentage terms, is due to lower sales since SG&A expense decreases, consistent with management’s fixed cost reduction initiatives, were not as large in percentage terms as the Company’s decrease in sales volume. Additionally, expenses related to variable performance based compensation decreased by approximately $7.0 million in 2009 versus 2008.

Restructuring Expenses
There were $6.2 million of nonrecurring restructuring expenses in 2009 compared to $2.2 million in 2008.

In December 2008, the Company announced Phase 3 of its Global Manufacturing Realignment Program for its manufacturing facilities in North America and Brazil.  Under Phase 3 in North America the Company is continuing the rationalization of manufacturing capacity between the manufacturing complex in Linares, Mexico and its other North American plants. Initially, Phase 3 of the realignment plan included the phased move of approximately 500,000 man hours of manufacturing activity to Linares, approximately 80 percent of which was from Siloam Springs, Arkansas. The transfer was largely complete as of June, 2009 and reduced manufacturing labor and overhead costs. The cost savings were estimated at $8.0 million annually, primarily related to lower manufacturing labor and overhead costs (i.e., cost of sales), based on 2008 volumes and other operating variables in 2008. These cost savings reduce inventory costs.  They are realized when the lower cost inventory is shipped (usually 1 to 2 quarters after production) and are impacted by sales and production volumes.  The Company began to realize cost savings in the third quarter of 2009 and expects to realize savings in line with its estimates by the end of 2010.  The Company incurred pretax charges for Phase 3 restructuring expenses of $8.4 million ($2.2 million in 2008 and $6.2 million in 2009) including severance expenses, pension charges, asset write-offs, and equipment relocation costs.  Approximately two thirds of these charges were non-cash.

As a follow-on step to Phase 3 of the Global Manufacturing Realignment Program, the Company has announced, in 2010, its plan to close its Siloam Springs, Arkansas manufacturing facility. The Company has estimated that this final step will include pre-tax restructuring costs of $3.8 million to $4.5 million to be incurred over the next three quarters beginning with the first quarter of 2010. These costs will include severance expenses, pension charges, asset write-offs, and equipment relocation costs. These charges are in addition to those incurred through 2009.  Approximately 80 percent of these costs will be non-cash, primarily asset write-offs and pension curtailment charges.

Operating Income
Operating income was $48.0 million in 2009, down $28.7 million from 2008 operating income of $76.7 million.

(In millions)	2009	2008	2009 v 2008
	Operating income/ (loss)
Water Systems	$62.9	$68.4	$(5.5)
Fueling Systems	$20.7	$49.4	$(28.7)
Other	$(35.6)	$(41.1)	$5.5
Consolidated	$48.0	$76.7	$(28.7)

Operating Income-Water Systems
Water Systems operating income was $62.9 million for 2009, down $5.5 million or about 8 percent versus the same period a year ago.  Operating margins were up slightly at 12.5 percent of sales in 2009 versus 12.3 percent in the prior year.  Operating income declined primarily as a result of sales volume decreases.

Operating Income-Fueling Systems
Fueling Systems operating income was $20.7 million, a decrease of $28.7 million or about 58 percent versus 2008.  Operating margins were 17.0 percent of sales versus 26.2 percent in the prior year.  Fueling Systems operating income declined primarily as a result of sales volume decreases.

Operating Income-Other
Operating income other is composed primarily of unallocated general and administrative expenses.  General and administrative expense decreases were primarily due to lower variable compensation expenses. Other SG&A decreases were related to the management’s fixed cost reduction initiatives started in the fourth quarter of 2008.

Interest Expense
Interest expense for 2009 and 2008 was $9.5 million and $11.0 million, respectively. Interest expense decreased in 2009 due primarily to decreases in debt.

Other Income or Expense
Other Income or Expense was not significant for 2009 and was $1.8 million income in 2008.  Included in “Other income” for 2009 and 2008 was interest income of $1.1 million and $2.1 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.  Also, included in other income in 2009 and 2008 was income from equity investments of $0.1 million and $0.7 million, respectively.  In 2009, other expenses included the reversal of a receivable related to the indemnification of an acquired contingent tax liability for $1.5 million.  The contingent tax liability was also reversed and the benefit was recorded in the income tax provision.  There was no net income impact to the Company in 2009 for the reversal of this tax contingency.  Also, in 2008 the Company reached an agreement in principle to settle a trademark licensing dispute and recorded a pre-tax expense of $0.9 million to reflect the settlement payment.

Foreign Exchange
For 2009 foreign currency-based transactions were a gain of about $0.5 million due to gains in the Australian dollar, Canadian dollar and Mexican Peso offset by losses in the Euro and Chinese Yuan to the U.S. dollar.  For 2008 foreign currency-based transactions were not significant.

Income Taxes
The provision for income taxes in 2009 and 2008 was $12.2 million and $22.9 million, respectively. The effective tax rates for 2009 and 2008 were 31.3 and 33.9 percent, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits. The full year 2009 actual tax rate was 31.3 percent and was lower than the prior year rate of 33.9 percent and the United States statutory rate of 35 percent primarily due to the benefit of restructuring certain foreign subsidiaries which resulted in a one-time adjustment for certain foreign tax benefits and other one-time discrete events lowering the rate about 132 basis points.  The on-going effective tax rate is projected at about 32.5 percent.  The projected tax rate will continue to be lower than the 2008 rate and the statutory rate primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit.

Net Income
Net income for 2009 was $26.7 million compared to 2008 net income of $44.7 million.  Net income attributable to Franklin Electric Co., Inc. for 2009 was $26.0 million, or $1.12 per diluted share, compared to 2008 net income attributable to Franklin Electric Co., Inc. of $44.1 million or $1.90 per diluted share.

2008 // 2007

OVERVIEW

Sales for 2008 were up a total of 24 percent from 2007.  About 15 percent was attributable to sales from the Company’s acquisitions and about 9 percent from organic growth. Fueling Systems product sales increased to 25 percent of the Company’s total 2008 sales from about 22 percent in 2007.  Earnings increased in 2008 primarily due to the higher sales volume and product mix changes.   Fueling Systems product sales increased about 40 percent from 2007 resulting in significant earnings improvement as the Segment leveraged its fixed costs.  Sales growth of the Company slowed significantly in the fourth quarter of 2008 primarily as a result of broad economic deterioration in our end markets.

RESULTS OF OPERATIONS

Net Sales
(In millions)	2008	2007	2008 v 2007
	Net Sales
Water Systems	$557.0	$466.8	$90.2
Fueling Systems	$188.6	$135.2	$53.4
Other	$-	$-	$-
Consolidated	$745.6	$602.0	$143.6

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

Net Sales-Water Systems
Globally, Water Systems sales increased in 2008 by about 19 percent from 2007.  The increase in Water Systems sales was due primarily to sales attributable to acquisitions.  Excluding acquisitions, Water Systems sales increased about 1 percent versus 2007. Sales growth was impacted by the reduction in the number of new housing starts in the United States and portions of Western Europe and a reduction in inventory held by distributors and contractors.

Net Sales-Fueling Systems
Globally, Fueling Systems sales for 2008 were $188.6 million, an increase of $53.4 million or about 40 percent compared to 2007.  All of the sales increase was organic.  Fueling Systems revenue growth was led by vapor recovery system sales in California.  Management estimates that as of year-end 2008, 45 to 50 percent of the 11,200 filling stations in California had installed vapor control systems and that Franklin Fueling Systems supplied over 90 percent of these installations.   In late 2008, the rate of vapor recovery system installations in California slowed.  The Company believes that some of this slowing was due to the general economic environment and the difficulty station owners had in obtaining debt financing for new equipment.  Additionally, a competitive vapor management control system was introduced by Veeder-Root Company.

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

Selling, General and Administrative (“SG&A”)
Selling and administrative (“SG&A”) expense as a percent of net sales for 2008 and 2007 was 19.8 percent and 19.9 percent, respectively. SG&A expense spending increased by $28.2 million in 2008 compared to last year.  The acquisitions of Pump Brands (South Africa), the pump division of Monarch Industries (Canada), Industrias Schneider SA (Brazil), Western Pumps and Cal Pump (United States) added approximately $18.0 million of selling, general and administrative expenses to the Water Systems segment during 2008. Excluding acquisitions, the Company’s overall marketing and selling expenses in 2008 increased by $3.7 million to the prior year. Additionally, expenses related to variable performance based compensation increased by approximately $3.9 million in 2008 versus 2007.

Restructuring Expenses
There were $2.2 million of nonrecurring restructuring expenses in 2008 compared to $3.9 million in 2007.  In December 2008, the Company announced Phase 3 of its Global Manufacturing Realignment Program for its manufacturing facilities in North America and Brazil as described above.  Of the Company’s pretax charge of $8.4 million in Phase 3, $2.2 million was incurred in the fourth quarter of 2008.

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

Operating Income
Operating income was $76.7 million in 2008, up $27.5 million from 2007 operating income of $49.2 million.

(In millions)	2008	2007	2008 v 2007
	Operating income/ (loss)
Water Systems	$67.6	$56.7	$10.9
Fueling Systems	$49.4	$24.6	$24.8
Other	$(40.3)	$(32.1)	$(8.2)
Consolidated	$76.7	$49.2	$27.5

Operating Income-Water Systems
Water Systems operating income was $67.6 million for 2008, up $10.9 million or about 19 percent versus the same period a year ago.  Operating margins were basically unchanged at 12.1 percent to sales in 2008 versus in the prior year of 12.2 percent.

Operating Income-Fueling Systems
Fueling Systems operating income was $49.4 million, an increase of $24.8 million or about 100 percent versus 2007.  Operating margins improved to 26.2 percent of sales versus 18.2 percent in the prior year.  Fueling Systems operating income improved primarily as a result of sales volume increases.

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

Other Income or Expense
Other Income or Expense for 2008 and 2007 was $1.8 million income and $3.4 million income, respectively.  Included in “Other income” for both 2008 and 2007 was interest income of $2.1 and $2.2 million, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities. Also, included in other income in 2008 and 2007 was income from equity investments of $0.7 million and $0.9 million.  In 2008, the Company reached an agreement in principle to settle a trademark licensing dispute and recorded a pre-tax expense of $0.9 million to reflect the settlement payment.

Foreign Exchange
For 2008 foreign currency-based transactions were not significant and were a gain of about $0.1 million for 2007.

Income Taxes
The provision for income taxes in 2008 and 2007 was $22.9 million and $15.4 million, respectively. The effective tax rates for 2008 and 2007 were 33.9 and 34.6 percent, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits.

Net Income
Net income for 2008 was $44.7 million compared to 2007 net income of $29.1 million.  Net income attributable to Franklin Electric Co., Inc. for 2008 was $44.1 million, or $1.90 per diluted share, compared to 2007 net income attributable to Franklin Electric Co., Inc. of $28.7 million or $1.22 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

 The Company’s primary sources of liquidity are cash flows from operations and funds available under its committed, unsecured, revolving credit agreement maturing 2011 (the “Agreement”) in the amount of $120.0 million and its amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $175.0 million.  The Company has no scheduled principal payments on the Prudential Agreement until 2015.  As of January 2, 2010 the Company had $117.8 million borrowing capacity under the Agreement and $25.0 million borrowing capacity under the Prudential Agreement.  The uncertainty in the financial and credit markets has not impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, dividends, and debt service will be adequately funded from its existing credit agreements.  The Agreement and the Prudential Agreement do not contain any material adverse changes, or similar provisions that would accelerate the maturity of amounts drawn under either agreement. The Agreement and Prudential Agreement contain various customary conditions and covenants, which limit, among other things, borrowings, interest coverage, loans or advances and investments.  As of January 2, 2010, the Company was in compliance with all covenants.

The Company believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet current commitments and service existing debt. As of year-end 2009, the Company’s key debt covenant ratio of gross debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA) was 1.9 compared to the current covenant limit per the debt agreement of 3.0 and compared to 1.8 at year-end 2008. The Company’s revolving loan agreement with its banks is in place until the end of 2011 and the Company has no scheduled principal payments on its long term debt until 2015.  The Company presents the non-GAAP measure gross debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio because maintaining the ratio below 3.0 is an important covenant in the Company's principal credit agreements that is closely monitored by management. The table below shows how EBITDA is derived from net income.

EBITDA reconciliation to net income	2009	2008	2007
(In millions)

Net income	$26.0	$44.1	$28.7
Depreciation and amortization	25.4	24.2	20.4
Interest expense, net	9.5	11.0	8.1
Provision for income taxes	12.2	22.9	15.4
Estimated EBITDA for acquisitions (a)			4.4
Add-back for certain costs (b)	5.9	2.1	-
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$79.0	$104.3	$77.0

Total debt	$152.0	$186.2	$161.7
Total debt divided by EBITDA	1.9	1.8	2.1

(a) Proforma pre-acquisition EBITDA for acquired entities per the covenant terms
(b) In 2008 and 2009, the Company agreed with the lenders that certain of the restructuring costs and one time tax adjustments for uncertain tax positions will be added back to the EBITDA calculation

Net cash flows from operating activities were $112.6 million in 2009 compared to $44.4 million in 2008 and $4.2 million in 2007.  The operating cash flow improvement in 2009 was primarily a result of lower accounts receivable, due to lower sales and the timing of customer payments, reduced inventories, as management focused on reducing inventory levels due to economic and business conditions including the reduced year over year sales, and the timing of tax payments in 2009.  Income taxes were a source of cash in 2009 as tax payments were decreased in 2009, consistent with estimated payment requirements, versus an overpayment of taxes in 2008.  The operating cash flow improvement in 2008 was largely a result of greater Fueling Systems income from continuing operations and normal fluctuations in operating assets and liabilities related to overall results of operations.  Fueling Systems revenue growth in 2008 was led by strong vapor recovery system sales in California.

Net cash used in investing activities was $28.7 million in 2009 compared to $65.0 million in 2008 and $63.2 million in 2007.  During 2009 the Company acquired Vertical S.p.A. for $16.8 million, net of acquired cash.  The acquisition was funded with cash on hand.  Additionally, $12.0 million was used for property, plant and equipment additions in 2009.  The 2008 activities were primarily related to $38.4 million, net of cash acquired, used to acquire Industrias Schneider on January 9, 2008.  The acquisition was funded with cash and long-term borrowings under the Agreement.  Additionally, $25.6 million was used for property, plant and equipment additions in 2008.  During 2007 the Company acquired Pump Brands (Pty) Limited in the second quarter and the pump division of Monarch Industries Limited in the third quarter at an aggregate purchase price of $37.0 million, net of cash acquired, and utilized $28.3 million to fund property, plant and equipment additions.

Net cash used in financing activities of $47.3 million in 2009 was primarily related to short-term debt repayments, net of short-term debt proceeds, and dividends of $11.9 million paid to shareholders.  Net cash provided by financing activities of $8.9 million in 2008 was primarily related to proceeds from new debt incurred, net of repayments to date.  Also included was the repurchase of approximately 235,100 shares of the Company’s common stock for $7.8 million and the payment of $11.4 million in dividends to its shareholders.  Net cash provided by financing activities of $87.0 million in 2007 was primarily related to proceeds from new debt incurred, net of repayments to date, the repurchase of approximately 187,600 shares of common stock for $8.1 million, and the payment of $10.8 million in dividends to shareholders.

2009 AGGREGATE CONTRACTUAL OBLIGATIONS
Most of the Company’s contractual obligations to third parties are debt obligations. In addition, the Company has certain contractual obligations for future lease payments, contingency payments and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt	$150.7	$0.2	$0.5	$0.0	$150.0
Debt interest	65.2	8.7	17.4	17.4	21.7
Capital leases	1.2	0.5	0.5	0.2	0.0
Operating leases	21.7	7.0	8.4	2.1	4.2
Contingencies from acquisitions (Healy Systems and Western Pump)	1.7	1.7	-	-	-
Purchase obligations	1.5	1.5	-	-	-
	$242.0	$19.6	$26.8	$19.7	$175.9

The calculated debt interest was based on the fixed rate of 5.79 percent for the Company’s long-term debt under the Prudential Agreement and the six month Euro Interbank Offered Rate (“Euribor”) plus one percent paid on subsidiary debt of €0.6 million maturing in 2012.

The Healy Systems stock purchase agreement provided for additional contingent payments of 5 percent of certain Healy Systems product sales over the next five years from the year of acquisition in 2006.  The Western Pump stock purchase agreement provided for additional contingent payments of 7.5 percent of business net sales for the two year period commencing April 1, 2008; however the aggregate amount shall not exceed $0.8 million.

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in future payments of $15.9 million.  The Company also has unrecognized tax benefits, none of which are included in the table above.  The unrecognized tax benefits of approximately $6.8 million have been recorded as liabilities and the Company is uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $0.7 million.

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

FASB ASC 810, Consolidation, required presentation changes to the Company’s financial statements.  The Company currently has two subsidiaries that are each 75 percent owned by the Company and 25 percent owned by minority shareholders (i.e., the noncontrolling interest).  The change to the Statements of Income includes the separate presentation of net income attributable to the noncontrolling interest in its subsidiaries previously included in the “other income” line of the Statement of Income.  The changes to the Balance Sheets include a separate presentation of noncontrolling interest previously included in “long-term liabilities” and the addition of a mezzanine equity item “redeemable noncontrolling interest” for an acquisition - related put option.  The change to the Statements of Cash Flows includes net income before net income attributable to the noncontrolling interest in the presentation of cash flows from operating activities.

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

CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  Management evaluates its estimates on an on-going basis.  Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There were no material changes to estimates in 2009.

The Company’s critical accounting estimates are identified below:

Allowance for Uncollectible Accounts:
Accounts receivable is comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining allowances, historical collection experience, current trends, aging of accounts receivable, and periodic credit evaluations of customers’ financial condition are analyzed to arrive at appropriate allowances. Allowance levels change as customer-specific circumstances and the other analysis areas noted above change.  Based on current knowledge, the Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the allowance.

Inventory Valuation:
The Company uses certain estimates and judgments to value inventory. Inventory is recorded at the lower of cost or market. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage, management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, carrying values are adjusted.  The carrying value is reduced regularly to reflect the age and current anticipated product demand. If actual demand differs from the estimates, additional reductions would be necessary in the period such determination is made.  The Company’s reserve for excess or obsolete products or components as of year end 2009 was $11.8 million.  Excess and obsolete inventory is periodically disposed of through sale to third parties, scrapping or other means, and the reserves are appropriately reduced.

Business Combinations:
The Company follows the guidance under FASB ASC 805, Business Combinations. The acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.  The Company shall report in its financial statements provisional amounts for the items for which accounting is incomplete.  Goodwill is adjusted for any changes to provisional amounts made within the measurement period.   The Company utilizes management estimates and an independent third-party valuation firm to assist in determining the fair values of assets acquired and liabilities assumed.  Such estimates and valuations require the Company to make significant assumptions, including projections of future events and operating performance.  The Company has not made any material changes to the method of valuing fair values of assets acquired and liabilities assumed during the last three years.

Redeemable Noncontrolling Interest:
In the first quarter of 2009 the Company completed the acquisition of 75 percent of Vertical S.p.A.  The remaining 25 percent noncontrolling interest was recorded at fair value as of the acquisition date.   The noncontrolling interest holders have the option to require the Company to redeem their ownership interests in the future with cash.  The redemption value will be derived using a specified formula based on an earnings multiple adjusted by the net debt position of Vertical, subject to a redemption floor value.  Impairment assessments are performed on a quarterly basis.  When the redemption amount is greater than the carrying amount (after the allocation of income or loss to the noncontrolling interest), an entity should record an additional entry for the excess by recording the excess in shareowners’ equity of the consolidated balance sheets.

Trade Names and Goodwill:
According to FASB ASC 350, Intangibles – Goodwill and Other, intangible assets with indefinite lives must be tested for impairment at least annually or more frequently if events or circumstances indicate that assets might be impaired.  The Company uses a variety of methodologies in conducting impairment assessments including discounted cash flow models, which the Company believes are consistent with hypothetical market data.  For indefinite-lived assets apart from goodwill, primarily trade names for the Company, if the fair value is less than the carrying amount, an impairment charge is recognized in an amount equal to that excess.  The Company has not made any material changes to the method of evaluating impairments during the last three years.  Based on current knowledge, the Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment.

Also under the guidance of FASB ASC 350, goodwill is not amortized; however it is tested at the reporting unit level for impairment annually or more frequently whenever events or changes in circumstances indicate that there may be impairment.  Reporting units are operating segments or one level below, known as components, which can be aggregated for testing purposes.  The Company has determined its components meet the aggregation criteria and as a result, goodwill is allocated to the Company’s reporting units, Water Systems and Fueling Systems for testing.  In assessing the recoverability of goodwill (i.e., impairment testing), the Company looks at both the market valuation approach, where the Company’s current and projected financial results are compared to entities of similar size and industry to determine the market value of the Company, and the cash flow approach which requires assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. If the Company’s assumptions and estimates change whereby fair value of the reporting units is below their associated carrying values, the Company may be required to record impairment.  Goodwill included on the balance sheet as of year ended 2009 was $161.8 million.

During the fourth quarter of 2009, the Company completed its annual impairment test of indefinite lived trade names and goodwill and determined there was no impairment.  Significant judgment is required to determine if an indicator of impairment has taken place.  Factors to be considered include: adverse change in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable decline in market data such as market capitalization.  A 10 percent decrease in the fair value estimates used in the impairment test would not have changed this determination.  This sensitivity analysis required the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.  Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in changes to the aggregation assumptions and impairment determination.

Income Taxes:
Under the requirements of FASB ASC 740, Income Taxes, the Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company operates in multiple tax jurisdictions with different tax rates, and determines the allocation of income to each of these jurisdictions based upon various estimates and assumptions. In the normal course of business the Company will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Although the Company has recorded all probable income tax contingencies in accordance with FASB ASC 740, these accruals represent estimates that are subject to the inherent uncertainties associated with the tax audit process, and therefore include contingencies.  Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to deferred tax assets and liabilities. The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.

The Company has not made any material changes to the method of developing the income tax provision during the last three years.  Based on current knowledge, the Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions use to develop the income tax provision.

Pension and Employee Benefit Obligations:
With the assistance of the Company’s actuaries, the discount rates used to determine pension and post-retirement plan liabilities are calculated using a yield-curve approach. The yield-curve approach discounts each expected cash flow of the liability stream at an interest rate based on high quality corporate bonds. The present value of the discounted cash flows is summed and an equivalent weighted-average discount rate is calculated. Market conditions have caused the discount rate to move from 6.90 percent last year to 5.75 percent this year for pension plans and from 6.90 percent last year to 5.50 percent this year for postretirement health and life insurance. A change in the discount rate selected by the Company of 25 basis points would result in a change of about $0.2 million of employee benefit expense. The Company consults with actuaries and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long-term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company has assumed an expected long-term rate of return on plan assets of 8.50 percent as of year-end 2009. This is the result of stochastic modeling showing the 50th percentile median return at least at or above 8.50 percent.  A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.3 million of employee benefit expense.

Share-Based Compensation:
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period. Options granted to retirement eligible employees are immediately expensed. The Company uses historical data to estimate the expected volatility of its stock; the weighted average expected life; the period of time options granted are expected to be outstanding; and its dividend yield. The risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company has not made any material changes to the method of estimating fair values during the last three years.  Based on current knowledge, the Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions use to develop the fair value of stock based compensation.

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

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Agreement”), where interest rates are tied to the prime rate or London Interbank Offered Rates (LIBOR). The average interest rate associated with borrowings against the credit facility paid by the Company in 2009 was 0.82 percent.  As of January 2, 2010, the Company had no outstanding borrowings under the Agreement.  The Company does not, as a matter of policy, enter into derivative contracts for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands, except per share amounts)
	2009	2008	2007

Net sales	$625,991	$745,627	$602,025

Cost of sales	438,152	518,702	429,205

Gross profit	187,839	226,925	172,820

Selling, general and administrative expenses	133,629	147,987	119,748

Restructuring expenses	6,195	2,228	3,898

Operating income	48,015	76,710	49,174

Interest expense	(9,548)	(10,968)	(8,147)
Other income/(expense)	(26)	1,840	3,414
Foreign exchange income	451	5	80

Income before income taxes	38,892	67,587	44,521

Income taxes	12,168	22,925	15,434

Net income	26,724	44,662	29,087

Less: net income attributable to noncontrolling interests	(738)	(551)	(404)

Net income attributable to Franklin Electric Co., Inc.	25,986	44,111	28,683

Income per share:
Basic	$1.13	$1.92	$1.24
Diluted	$1.12	$1.90	$1.22

Dividends per common share	$0.50	$0.50	$0.47

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands)
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$86,875	$46,934
Receivables, less allowances of
$2,464 and $2,091, respectively	62,847	68,048
Inventories:
Raw material	53,889	67,785
Work-in-process	12,555	15,204
Finished goods	82,288	105,496
LIFO reserve	(14,328)	(18,612)
	134,404	169,873

Deferred income taxes	15,577	16,511
Other current assets	11,890	16,294
Total current assets	311,593	317,660

Property, plant and equipment, at cost
Land and buildings	83,917	79,284
Machinery and equipment	188,543	172,706
Furniture & fixtures	18,772	13,807
Other	3,533	11,556
	294,765	277,353
Less allowance for depreciation	(147,594)	(132,818)
	147,171	144,535

Intangible assets	88,912	75,737
Goodwill	161,761	148,082
Other assets	8,861	8,043
Total assets	$718,298	$694,057

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,699	$24,505
Accrued expenses	44,261	47,991
Income taxes	6,448	8,239
Current maturities of long-term
debt and short-term borrowings	735	677
Total current liabilities	83,143	81,412
Long-term debt	151,242	185,528
Deferred income taxes	3,266	4,161
Employee benefit plan obligations	74,179	69,142
Other long-term liabilities	8,865	3,707

Commitments and contingencies	-	-

Redeemable noncontrolling interest	7,393	-

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value)
outstanding (23,128 and 23,018, respectively)	2,313	2,302
Additional capital	119,133	113,397
Retained earnings	285,467	271,274
Accumulated other comprehensive income/(loss)	(18,740)	(38,036)
Total shareowners' equity	388,173	348,937
Noncontrolling interest	2,037	1,170
Total equity	390,210	350,107
Total liabilities and equity	$718,298	$694,057

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands)
	2009	2008	2007

Cash flows from operating activities:
Net income	$26,724	$44,662	$29,087
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	25,385	24,164	20,359
Share based compensation	4,976	3,683	3,762
Deferred income taxes	(1,543)	12,395	913
Loss on disposals of plant and equipment	3,283	176	800
Changes in assets and liabilities:
Receivables	15,968	(2,750)	(6,018)
Inventories	43,884	(15,611)	(29,092)
Accounts payable and other accrued expenses	(6,798)	(7,693)	(4,473)
Income taxes	9,415	(8,973)	(3,698)
Excess tax from share-based payment arrangements	(144)	(856)	(2,182)
Employee benefit plans	(1,604)	(215)	726
Other	(6,961)	(4,534)	(5,945)
Net cash flows from operating activities	112,585	44, 448	4, 239
Cash flows from investing activities:
Additions to plant and equipment	(12,039)	(25,641)	(28,281)
Proceeds from sale of plant and equipment	73	21	347
Additions to other assets	(5)	(965)	(3)
Purchases of securities	-	(9,000)	(420,575)
Proceeds from sale of securities	-	9,000	420,575
Cash paid for acquisitions, net of cash acquired	(16,767)	(38,380)	(37,015)
Proceeds from sale of business	-	-	1,725
Net cash flows from investing activities	(28,738)	(64,965)	(63,227)
Cash flows from financing activities:
Proceeds from long-term debt	28,000	70,000	200,000
Repayment of long-term debt	(64,212)	(46,236)	(101,428)
Proceeds from issuance of common stock	666	3,446	5,038
Excess tax from share-based payment arrangements	144	856	2,182
Purchases of common stock	-	(7,816)	(8,118)
Reduction of loan to ESOP Trust	-	-	200
Dividends paid	(11,890)	(11,369)	(10,834)
Net cash flows from financing activities	(47,292)	8,881	87,040
Effect of exchange rate changes on cash	3,386	(6,682)	3,244
Net change in cash and equivalents	39,941	(18,318)	31,296
Cash and equivalents at beginning of period	46,934	65,252	33,956
Cash and equivalents at end of period	$86,875	$46,934	$65,252

(In thousands)
Cash paid for income taxes	$15,657	$22,345	$19,074
Cash paid for interest	$9,522	$11,234	$7,144

Non –cash items:
Payable to seller of Healy Systems, Inc.	$1,585	$569	$1,887
Payable to seller of Western Pump, Inc.	$118	$77	-
Additions to property, plant, and equipment, not yet paid	$1,822	$185	$517
Capital equipment lease	$-	$925	-
Receivable from sale of EMPD	$-	-	$427
Stock issued in connection with stock option exercises,	$291	-	$88
forfeitures, or stock retirements

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF  EQUITY AND COMPREHENSIVE INCOME/(LOSS)

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands)	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Loan to ESOP Trust	Accumulated Other Comprehensive Income/ (Loss)	Comprehensive Income/(Loss)	Non controlling Interest

Balance year end 2006	23,009	$2,301	$94,356	$236,780	$(200)	$12,594		$1,025

Net income				28,683			$28,683	404
Currency translation adjustment						12, 630	12, 630
Minimum pension liability adjustment, net of tax $26						(741)	(741)
Comprehensive income							$40, 572
Dividends on common stock				(10,834)
Noncontrolling dividend								(365)
Common stock issued	245	24	5,128
Share-based compensation	32	3	3,762
Common stock repurchased or received for stock options exercised	(195)	(19)		(8,305)
Tax benefit of stock options exercised			2,182
Loan payment from ESOP					200
Balance year end 2007	23,091	$2,309	$105,428	$246,324	$-	$24,483		$1,064

Net income				$44,111			$44,111	$551
Currency translation adjustment						$(32,939)	(32,939)
Minimum pension liability adjustment, net of tax $18,071						(29,580)	(29,580)
Comprehensive loss							$(18,408)
Dividends on common stock				(11,369)
Noncontrolling dividend								(445)
Common stock issued	147	$15	$3,430
Share-based compensation	16	2	3,683
Common stock repurchased or received for stock options exercised	(236)	(24)		(7,792)
Tax benefit of stock options exercised			856
Balance year end 2008	23,018	$2,302	$113,397	$271,274	$-	$(38, 036)		$1,170

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Loan to ESOP Trust	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income/(Loss)	Non controlling Interest	Redeemable Noncontrolling Interest
Net income				$25,986			$25,986	$521	$217
Currency translation adjustment						$23,797	23,797	696	545
Minimum pension liability adjustment, net of tax $2,800						(4,501)	(4,501)
Comprehensive income							$45,282
Dividends on common stock				(11,540)
Noncontrolling dividend								(350)
Common stock issued	36	$3	$625
Share-based compensation	88	9	4,967
Common stock repurchased or received for stock options exercised	(14)	(1)		(253)
Adjustment to acquired fair value									6,631
Tax benefit of stock options exercised			144
Balance year end 2009	23,128	$2,313	$119,133	$285,467	$-	$(18,740)		$2,037	$7,393

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--The Company's fiscal year ends on the Saturday nearest December 31. The financial statements and accompanying notes are as of and for the years ended January 2, 2010 (52 weeks), January 3, 2009 (53 weeks), and December 29, 2007 (52 weeks) and referred to as 2009, 2008, and 2007, respectively.

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

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $6.9 million in 2009, $6.8 million in 2008, and $7.3 million in 2007.

Fair Value of Financial Instruments--The carrying amount of long-term debt was $151.2 at January 2, 2010 and $185.5 million at January 3, 2009, respectively.   The estimated fair value was $154.3 and $130.4 million at January 2, 2010 and January 3, 2009, respectively.  In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long-term debt the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.  The Company’s off-balance sheet instruments consist of operating leases, which are not significant.

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

Inventories--Inventories are stated at the lower of cost or market. The majority of the cost of domestic and foreign inventories is determined using the first-in, first-out (FIFO) method; a portion of inventory costs is determined using the last-in, first-out (LIFO) method.  Inventories stated on the LIFO method were approximately 14.9 percent and 12.3 percent of total inventories in 2009 and 2008, respectively. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded.

Property, Plant and Equipment--Property, plant and equipment are stated at cost.  Depreciation of plant and equipment is calculated on a straight line basis over the estimated useful lives of 5 to 20 years for land improvements and buildings, 5 to 10 years for machinery and equipment, and 5 years for furniture and fixtures.

Maintenance, repairs, and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives of buildings, improvements, and equipment are capitalized. Accelerated methods are used for income tax purposes. The Company reviews its property, plant and equipment for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s depreciation expense was $20.2 million, $19.5 million, and $16.5 million in 2009, 2008, and 2007, respectively.

Goodwill and Other Intangible Assets-- The Company performs goodwill impairment testing for its reporting units, which have been determined to be Water Systems and Fueling Systems.  In compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)  Topic 350, Intangibles - Goodwill and Other, the Company has evaluated the aggregation criteria and determined that its components can be aggregated.  Goodwill testing is performed on an annual basis in the fourth quarter or more frequently whenever events or a change in circumstances indicate that there may be impairment.  In testing for impairment, the Company determines the fair value of its reporting units.  Fair value is assessed using a combination of an income approach, which estimates fair value based upon future revenue, expenses and cash flows discounted to their present value, and a market approach, which estimates fair value using market multipliers of various financial measures compared to a set of comparable public companies.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step of testing as outlined in FASB ASC 350, must be performed to measure the amount of impairment loss.  The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to its carrying value in the same manner as if the reporting units were being acquired in a business combination.  Specifically, the Company would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

The Company also tests its indefinite lived trademarks for impairment annually.   Fair value is determined using an income approach, which estimates fair value based upon future revenue.

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

Income Taxes --Income taxes are accounted for in accordance with FASB ASC 740, Income Taxes.  Under this guidance, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  The Company records a liability for uncertain tax positions by establishing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.

Share-Based Compensation-- The Company accounts for compensation costs for all share-based payments based on the grant-date fair value estimated in accordance with fair value provisions.

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

Earnings Per Common Share--Basic and diluted earnings per share are computed and disclosed in accordance with FASB ASC 260, Earnings Per Share. Earnings per share are based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities.

Translation of Foreign Currencies--All assets and liabilities of foreign subsidiaries in functional currency other than the U.S. dollar are translated at year end exchange rates. All revenue and expense accounts are translated at average rates in effect during the respective period. Adjustments for translating foreign currency assets and liabilities in U.S. dollars are included as a component of other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations in “Foreign exchange income/(loss)”, as incurred.

Significant Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions by management affect accrued expenses, allowance for uncollectible accounts, inventory valuation, business combinations, redeemable noncontrolling interest, trade names and goodwill, income taxes, pension and share-based compensation.

Although the Company regularly assesses these estimates, actual results could materially differ. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

2.     ACCOUNTING PRONOUNCEMENTS

The Financial Instruments Topic 825 of the FASB ASC increases the frequency of fair value disclosures for financial instruments within the scope of Topic 825 to a quarterly basis rather than annually. This guidance is effective for interim periods ending after June 15, 2009.  The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, except for the disclosure requirements.

FASB ASC 810, Consolidation, required presentation changes to the Company’s financial statements.  The Company currently has two subsidiaries that are each 75 percent owned by the Company and 25 percent owned by minority shareholders (i.e., the noncontrolling interest).  The change to the Statements of Income includes the separate presentation of net income attributable to the noncontrolling interest in its subsidiaries previously included in the “other income” line of the Statement of Income.  The changes to the Balance Sheets include a separate presentation of noncontrolling interest previously included in “long-term liabilities” and the addition of a mezzanine equity item “redeemable noncontrolling interest” for an acquisition - related put option.  The change to the Statements of Cash Flows includes net income before net income attributable to the noncontrolling interest in the presentation of cash flows from operating activities.  The Statement of Equity and Comprehensive Income/(Loss) was updated to show separate columns for noncontrolling interest and redeemable noncontrolling interest.

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

3. ACQUISITIONS

In the first quarter of 2009, the Company added to its Water Systems segment by completing the acquisition of 75 percent of the outstanding shares of Vertical S.p.A. (“Vertical”).  Vertical specializes in the design, development and manufacture of pressed and welded stainless steel pumps and pump components.  The Company has a strong global water systems distribution network and will partner with Vertical to address the growing worldwide demand for stainless steel water pumps.  The difference between actual sales for the Company and proforma annual sales including Vertical as if it were acquired at the beginning of the year, was not material as a component of the Company’s consolidated sales for 2009.

The aggregate purchase price for the 75 percent share of Vertical was €15.0 million, $19.9 million at the then current exchange rate, subject to certain terms and conditions.  The fair value of the acquisition was estimated by applying the income approach and a market approach to identify the total enterprise value and then the proportionate acquisition percentage was applied.  The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation.

Transaction costs were expensed as incurred under the guidance of FASB ASC 805, Business Combinations.  There were $0.3 million of transaction costs included in selling, general, and administrative expense in the Company’s statement of income for the year ended 2009.  There were no acquisition related costs included in selling, general and administrative expense in the Company’s income statement for the years ended 2008 and 2007.

The aggregate purchase price was allocated to net assets acquired based on the preliminary fair market values.  Final market values were determined within the measurement period.  The excess purchase price over fair value of the net assets acquired, $7.4 million, was recorded as goodwill, all of which is not deductible for tax purposes.  An immaterial adjustment to deferred taxes of $4.2 million was included in goodwill during the fourth quarter of 2009 after the close of the measurement period.  The results of operations for the acquisition were included in the Company’s consolidated statement of income, from its acquisition date through the year ended January 2, 2010.

The purchase price assigned to each major identifiable asset and liability of Vertical was as follows:
(In millions)
Assets:
Current assets (including cash acquired)	$13.4
Property, plant and equipment	6.3
Intangible assets	11.6
Goodwill	7.4
Total assets	$38.7
Liabilities	(12.2)
Total identifiable net assets	$26.5
Noncontrolling interest	(6.6)
Total purchase price	$19.9

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

The aggregate purchase price for the two acquisitions was $44.1 million.  The Western Pump LLC purchase agreement provided for additional payments of 7.5 percent of business net sales for the two year period ending March 31, 2010.  The transaction costs and the post-closing working capital adjustments were included in the total purchase accounting calculations.  The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in performing its fair market valuations in 2008.  The aggregate purchase prices were allocated to net assets acquired based on the preliminary fair market values.  Final market values were determined within the end of the respective measurement periods.  The excess purchase price over fair value of the net assets acquired, $11.8 million, was recorded as goodwill, all of which is deductible for tax purposes.   The results of operations for the acquisitions were included in the Company’s consolidated statement of income, from their respective acquisition dates through the year ended January 2, 2010.

The purchase price assigned to each major asset and liability of Industrias Schneider was as follows:

(In millions)

Assets:
Current assets (including cash acquired)	$16.2
Property plant and equipment	11.2
Intangible assets	13.8
Goodwill	11.1
Other assets	0.1
Total assets	$52.4
Liabilities	(10.4)
Total purchase price	$42.0

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

FRANKLIN ELECTRIC CO., INC.
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)                                                                                                                (Unaudited)
2007

Net sales	$642.7
Net income	$32.0

Per share data:
Basic earnings per share	$1.39
Diluted earnings per share	$1.36

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

The aggregate cash purchase price for the two acquisitions was $37.0 million, including direct transaction costs and a post-closing working capital adjustment.  The transaction costs and the post-closing working capital adjustment were included in the total purchase accounting calculations.  The Company utilized management estimates and an independent third-party valuation firm to assist in completing an independent fair market valuation in 2008.  The aggregate purchase price was allocated to net assets acquired based on the final fair market values.  The excess purchase price over fair value of the net assets acquired, $12.2 million, was recorded as goodwill all of which was deductible for tax purposes. The results of operations for the acquisitions were included in the Company’s consolidated statement of income, from their respective acquisition dates through the year ended January 2, 2010.

4.     REDEEMABLE NONCONTROLLING INTEREST

In first quarter 2009, the Company completed the acquisition of 75 percent of Vertical S.p.A.  The 25 percent noncontrolling interest was recorded at fair value as of the acquisition date.   The noncontrolling interest holders have the option, which is embedded in the noncontrolling interest, to require the Company to redeem their ownership interests between November 17, 2013 and January 16, 2014.  The cash payment upon redemption will be derived using a specified formula based on an earnings multiple adjusted by the net debt position of Vertical, subject to a redemption floor value.  The combination of a noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest.  The put option is not separated from the noncontrolling interest as an embedded derivative, because the noncontrolling interest is not readily convertible to cash.

The noncontrolling interest is redeemable at other than fair value as the redemption value is determined based on a specified formula, as described above.  The noncontrolling interest  becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.    According to FASB ASC 810, Consolidation, the redeemable noncontrolling interest was classified outside of permanent equity, as a mezzanine item, in the balance sheet.

According to the authoritative accounting guidance for redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, then the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of fair value.  No adjustment to the carrying amount of the noncontrolling interest was necessary in 2009, and therefore, no adjustment to the earnings per share computation was necessary.

The redeemable noncontrolling interest is currently recorded as the carrying amount under ASC 810 as it exceeds the redemption value.  Since no redemption value adjustments were necessary in 2009, there were no incremental adjustments in the earnings per share computation.

5.     FAIR VALUE MEASUREMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Disclosures about instruments measured at fair value were expanded and a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value was established.  There are three levels of inputs that may be used to measure fair value:

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

The Company designated the cash equivalents as Level 1, as they are Money Market accounts backed by Treasury Bills.  As of January 2, 2010 and January 3, 2009, assets measured at fair value on a recurring basis were as follows:

(In millions)	January 2, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$11.1	$11.1	$-	$-

	January 3, 2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$21.1	$21.1	$-	$-

6.     EQUITY INVESTMENTS

The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the consolidated balance sheets.  The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends.  The carrying value of the investment was $7.7 million as of January 2, 2010, and $7.7 million at year end January 3, 2009.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income/(expense)” in the Company’s statements of income, was $0.1 million, $0.7 million and $0.8 million, for 2009, 2008, and 2007, respectively.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The Company uses the purchase method of accounting for business combinations.  Annual goodwill impairment testing and trade name impairment testing is performed during the fourth quarter of each year; unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for 2009, 2008, or 2007.

The carrying amounts of the Company’s intangible assets were as follows:

(In millions)	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$8.0	$(4.3)	$6.7	$(3.8)
Supply agreements	7.2	(6.2)	7.2	(5.7)
Technology	7.2	(1.7)	7.0	(1.2)
Customer relationships	68.2	(9.5)	54.1	(5.6)
Other	2.1	(2.0)	2.0	(1.9)
Total amortized intangibles	92.7	(23.7)	77.0	(18.2)

Unamortized intangibles:
Trade names	19.9	-	16.9	-
Total intangibles	$112.6	$(23.7)	$93.9	$(18.2)

The weighted average number of years over which each intangible class is amortized is as follows:

Class	Years
Patents	17
Supply agreements	6
Technology	15
Customer relationships	17 - 20
Other	8

Amortization expense related to intangible assets for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, was $5.1 million, $4.7 million, and $3.8 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2010	2011	2012	2013	2014

Amortization expense	$5.1	$5.0	$4.5	$4.3	$4.2

The change in the carrying amount of goodwill by reporting segment for 2009 and 2008 was as follows:

	2009
(In millions)	Water	Fueling	Total

Balance as of January 3, 2009	$96.5	$51.6	$148.1
Acquired	7.4	-	7.4
Adjustments to prior year acquisitions	(0.3)	1.8	1.5
Foreign currency translation	4.8	-	4.8
Balance as of January 2, 2010	$108.4	$53.4	$161.8

	2008
(In millions)	Water	Fueling	Total

Balance as of December 29, 2007	$92.9	$47.1	$140.0
Acquired	12.4	-	12.4
Adjustments to prior year acquisitions	(3.3)	4.5	1.2
Foreign currency translation	(5.5)	-	(5.5)
Balance as of January 3, 2009	$96.5	$51.6	$148.1

The 2009 acquired goodwill in the Water Systems segment was primarily related to the Company’s acquisition of Vertical S.p.A.  The 2008 acquired goodwill in the Water Systems segment was primarily related to the Company’s acquisition of Industrias Schneider SA.

The 2006 purchase agreement for Healy Systems provided for additional payments of 5 percent of certain Healy Systems product sales through 2011.  Adjustments to prior year acquisitions primarily include those contingency commitments to Healy Systems, Inc.

8.  EMPLOYEE BENEFIT PLANS

Defined Benefit Plans - As of January 2, 2010, the Company maintains three domestic pension plans and one German pension plan. The Company used a December 31 measurement date for these plans.

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

(In millions)
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Accumulated benefit obligation, end of year	$157.8	$141.5	$13.0	$11.9

Change in benefit obligation:
Projected benefit obligation, beginning of year	$145.9	$143.8	$11.9	$12.1
Service cost	3.1	3.6	0.1	0.1
Interest cost	9.7	8.8	0.8	0.8
Actuarial gain (loss)	15.7	1.3	1.4	0.3
Settlements paid	-	(0.1)	-	-
Benefits paid	(10.5)	(12.5)	(1.2)	(1.2)
Liability (gain)/loss due to curtailment**	-	1.5	-	(0.2)
Foreign currency exchange	0.3	(0.5)	-	-
Projected benefit obligation, end of year	$164.2	$145.9	$13.0	$11.9

Change in plan assets:
Fair value of assets, beginning of year	$87.2	$131.5	$-	$-
Actual return on plan assets	19.5	(37.7)	-	-
Company contributions	4.4	5.9	1.2	1.2
Employee contributions	-	0.3	-	-
Settlements paid	-	(0.1)	-	-
Benefits paid	(10.5)	(12.5)	$(1.2)	(1.2)
Foreign currency exchange	0.1	(0.2)	-	-
Plan assets, end of year	$100.7	$87.2	$-	$-

Funded status of the plan	(63.5)	(58.7)	(13.0)	(11.9)

Amounts Recognized in Balance Sheet:
Noncurrent assets	$-	$-	$-	$-
Deferred tax asset	21.2	18.9	1.0	0.6
Current liabilities	(1.1)	(0.3)	(1.2)	(1.2)
Noncurrent liabilities	(62.4)	(58.4)	(11.8)	(10.7)
Net pension liability, end of year	$(42.3)	$(39.8)	$(12.0)	$(11.3)

Amount Recognized in Accumulated Other Comprehensive Income:
Net Transition Obligation	$-	$-	$0.4	$0.5
Prior Service Cost	0.3	0.5	0.3	0.4
Net Actuarial Loss	35.1	31.1	1.0	0.1
Total Recognized in Accumulated Other Comprehensive Income	$35.4	$31.6	$1.7	$1.0
**   These items are related to the headcount reduction at the Siloam Springs, Arkansas facility associated with the current realignment plan.

The following table sets forth Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income for 2009 and 2008:

(In millions)	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Net actuarial (gain)/loss	$6.6	$49.9	$1.4	$0.1
Prior service cost	-	-	-	-
Amortization of:
Net actuarial gain/(loss)	(0.1)	(0.7)	-	-
Prior service cost/(credit)	(0.3)	(0.6)	(0.1)	(0.3)
Transition (asset)/obligation	-	-	(0.2)	(0.6)
Deferred tax asset	(2.4)	(18.5)	(0.4)	0.3
Total recognized in other comprehensive income	$3.8	$30.1	$0.7	$(0.5)

Total recognized in net periodic benefit cost and other comprehensive income	$6.8	$34.6	$1.9	$1.3

Assumptions used to determine domestic benefit obligations:
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	5.75%	6.90%	5.50%	6.90%
Rate of increase in future compensation	3.00-8.00%	3.00-8.00%	3.00-8.00%	3.00-8.00%
	(Graded)	(Graded)	(Graded)	(Graded)

Assumptions used to determine domestic periodic benefit cost:
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	6.90%	6.40%	6.90%	6.40%
Rate of increase in future compensation	3.00-8.00%	3.00-8.00%	3.00-8.00%	3.00-8.00%
	(Graded)	(Graded)	(Graded)	(Graded)
Expected long-term rate of return on plan assets	8.50%	8.50%	-	-

The accumulated benefit obligation for the Company’s qualified and German defined benefit pension plans was $151.6 million and $135.8 million for the years ended 2009 and 2008.

The following table sets forth the aggregated net periodic benefit cost for 2009, 2008, and 2007:

(In millions)
	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007

Service cost	$3.1	$3.6	$4.1	$0.1	$0.1	$0.2
Interest cost	9.7	8.8	8.5	0.8	0.8	0.7
Expected return on assets	(10.3)	(10.8)	(10.7)	-	-	-
Amortization of transition obligation	-	-	-	0.2	0.3	0.3
Prior service cost	0.4	0.6	1.2	0.1	0.1	0.1
Loss	0.1	0.1	0.3	-	-	-
Net periodic benefit cost	$3.0	$2.3	$3.4	$1.2	$1.3	$1.3
Curtailment expense**	-	1.5	(0.8)	-	0.5	-
Settlement cost	-	0.5	0.2	-	-	-
Total net periodic benefit cost	$3.0	$4.3	$2.8	$1.2	$1.8	$1.3
** These items are related to the headcount reduction at the Siloam Springs, Arkansas facility associated with the current realignment plan.

The estimated net actuarial (gain)/loss, prior service cost/(credit), and transition (asset)/obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2010 fiscal year are $1.8 million, $0.2 million and $0.0 million, respectively, for the pension plans and $0.0 million, $0.1 million, and $0.2 million respectively, for all other benefits.

The Company has consulted with a third party investment manager for the funded domestic defined benefit plan assets.  The plan assets are currently invested in pooled funds, where each fund in turn is composed of mutual funds that have at least daily net asset valuations. Thus the Company’s funded domestic defined benefit plan assets are invested in a “fund of funds” approach.

The Company’s Board has delegated oversight and guidance to an appointed Employee Benefits Committee.  The Committee has the tasks of reviewing plan performance and asset allocation; ensuring plan compliance with applicable laws; establishing plan policies, procedures, and controls; monitoring expenses; and other related activities.

The plans’ investment policies and strategies focus on the ability to fund benefit obligations as they come due. Considerations include the plans’ current funded level, plan design, benefit payment assumptions, funding regulations, impact of potentially volatile business results on the Company’s ability to make certain levels of contributions, and interest rate and asset return volatility among other considerations. The Company currently attempts to maintain plan funded status at approximately 80 percent or greater. Given the plan’s current funded status, the Company’s cash on hand, cash historically generated from business operations, and cash available under committed credit facilities, the Company sees ample liquidity to achieve this goal.

Risk management and continuous monitoring requirements are met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations,  asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption.

As of January 2, 2010, funds were invested in equity, fixed income and other investments as follows:

Equity
o	U.S. Large Cap 40%
o	U.S. Small / Mid Cap 7%
o	World Equity ex-U.S. 16%
▪	Subtotal 63%
Fixed Income
o	U.S. Core Fixed Income 24%
o	High Yield Fixed Income 3%
o	Emerging Markets Debt 3%
▪	Subtotal 30%
Other
o	Franklin Electric Stock 1%
o	Insurance Contracts 6%

TOTAL                                                          100%

The Company does not see any particular concentration of risk within the plans, nor any plan assets that pose difficulties for fair value assessment. The Company currently has no allocation to potentially illiquid or potentially difficult to value assets such as hedge funds, venture capital, private equity, and real estate.

The Company works with actuaries and consultants in making its determination of the asset rate of return assumption and also the discount rate assumption.

Asset class assumptions are set using a combination of empirical and forward-looking analysis for long-term rate of return on plan assets.  A variety of models are applied for filtering historical data and isolating the fundamental characteristics of asset classes.  These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized.  This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that is more likely to prevail over long periods.  With that, the Company has assumed an expected long-term rate of return on plan assets of 8.50 percent. This is the result of stochastic modeling showing the 50th percentile median return at or above 8.5 percent.

The Company uses the Hewitt Top Quartile curve to determine the discount rate.  Basically all cash flow obligations under the plans are matched to bonds in the Hewitt Top Quartile of liquid, high-quality, non-callable / non-putable corporate bonds with outliers removed.  From that matching exercise, a discount rate is determined. Recent volatility in credit markets prompted the Company to compare results of this method to results using another curve constructed by another source, the Citi Above Median Curve, and similar results were observed.

The Company’s European pension plan is funded by insurance contract policies whereby the insurance company guarantees a fixed minimum return.  Due to tax legislation, individual pension benefits can only be financed using direct insurance polices up to certain maximums.  These maximum amounts in respect of each member are paid into such an arrangement on a yearly basis.

The Company designated the domestic plan assets as Level 1, as they are Mutual Funds.  The German plan assets are designated as Level 2 inputs as the fair value of the insurance contracts is measured by the reserve that is supervised by the German Federal Financial Supervisory Authority.

The fair values of the Company’s pension plan assets for 2009 and 2008 by asset category are as follows:

	(In millions)	2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity	U.S. Large Cap	$40.0	$40.0	$-	$-
	U.S. Small/Mid Cap	6.8	6.8	-	-
	World Equity ex-U.S.	15.5	15.5	-	-
Stock	Franklin Electric Co., Inc.	1.1	1.1
Fixed Income	U.S. Core Fixed Income	24.3	24.3	-	-
	High Yield Fixed Income	3.1	3.1	-	-
	Emerging Markets Debt	3.5	3.5	-	-
Other	Insurance Contracts	5.6	-	5.6	-
	Cash and Equivalents	0.8	0.8	-	-
Total		$100.7	$95.1	$5.6	$-

	(In millions)	2008	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity	U.S. Large Cap	$32.7	$32.7	$-	$-
	U.S. Small/Mid Cap	5.5	5.5	-	-
	World Equity ex-U.S.	12.8	12.8	-	-
Stock	Franklin Electric Co., Inc.	1.1	1.1
Fixed Income	U.S. Core Fixed Income	24.4	24.4	-	-
	High Yield Fixed Income	2.7	2.7	-	-
	Emerging Markets Debt	3.0	3.0	-	-
Other	Insurance Contracts	4.9	-	4.9	-
	Cash Equivalents	0.1	0.1	-	-
Total		$87.2	$82.3	$4.9	$-

Equity securities include Company stock of $1.1 million (1.1 percent of total plan assets) and $1.1 million (1.3 percent of total plan assets) at year end 2009 and 2008, respectively.

One of the Company’s four pension plans covers only certain management employees. The Company does not fund this plan, and its assets were zero in 2009 and 2008. The plan’s projected benefit obligation and accumulated benefit obligation were $6.7 million and $6.2 million, respectively, for 2009, and $6.0 million and $5.6 million, respectively, for 2008.

The Company estimates total contributions to the plans of $15.9 million in 2010.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension	Other
	Benefits	Benefits
2010	$11.8	$1.2
2011	13.5	1.2
2012	12.3	1.2
2013	11.2	1.1
2014	11.6	1.1
Years 2015 through 2019	61.8	5.0

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

The following table sets forth Company contributions to the ESOP and 401(k) Plans.

(In millions)
	2009	2008	2007
Company contributions to the plan	$0.9	$1.8	$1.8

9.  ACCRUED EXPENSES

Accrued expenses consist of:

(In millions)	2009	2008
Salaries, wages, and commissions	$13.7	$20.9
Product warranty costs	8.8	9.3
Insurance	4.2	4.3
Employee benefits	5.3	4.8
Healy and Western Pump additional purchase price	4.6	3.0
Other	7.7	5.7
	$44.3	$48.0

10.  INCOME TAXES

Income before income taxes consisted of:

(In millions)
	2009	2008	2007
Domestic	$0.5	$28.6	$18.8
Foreign	38.4	39.0	25.7
	$38.9	$67.6	$44.5

The income tax provision consisted of:

(In millions)
	2009	2008	2007
Current payable:
Federal	4.4	$(1.7)	$4.7
Foreign	8.1	12.0	9.0
State	1.2	0.2	0.7
Deferred:
Federal	(2.3)	11.8	0.7
Foreign	1.1	(1.1)	(0.2)
State	(0.3)	1.7	0.5
	$12.2	$22.9	$15.4

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In millions)
	2009	2008
Deferred tax assets:
Accrued expenses and reserves	$9.2	$9.8
Compensation and employee benefits	34.7	26.4
Other items	10.0	6.0
Total deferred tax assets	53.9	42.2

Deferred tax liabilities:
Accelerated depreciation on fixed assets	12.4	10.3
Amortization of intangibles	18.0	17.5
Other items	11.2	2.0
Total deferred tax liabilities	41.6	29.8

Net deferred tax assets	$12.3	$12.4

The portions of current and non-current deferred tax assets and liabilities were as follows:

(In millions)
	2009		2008

	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current	$18.3	$2.7	$17.0	$0.4
Non-current	35.6	38.9	25.2	29.4
	$53.9	$41.6	$42.2	$29.8

	2009	2008	2007

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6	1.9	2.2
Foreign operations	(5.2)	(1.2)	(1.1)
Sec 199 Manufacturing deduction	(0.2)	(0.8)	(0.5)
R&D tax credits	(1.2)	(0.9)	(1.2)
Other items	1.3	(0.1)	0.2
Effective tax rate	31.3%	33.9%	34.6%

The Company considers earnings from Germany, The Netherlands, Mexico, Italy, and a portion of South Africa to be indefinitely reinvested.  The Company identified the accumulated earnings for the affiliates that were not indefinitely reinvested and computed the tax associated with the subsequent repatriation.  This computation considered the impact of applicable withholding taxes and the availability of U.S. foreign tax credits. The Company calculated that the repatriation of all the accumulated earnings that are not indefinitely reinvested which resulted in a net tax liability of $2.3 million recorded by the Company.  Approximately, $8.0 million of South Africa's unremitted earnings are considered indefinitely reinvested.  The Company changed its tax assertion under FASB ASC 740 Income Taxes, as it relates to the former APB 23, Accounting for Income Taxes-Special Areas, for Germany during 2009; due to restructuring in Europe.  German earnings are now considered indefinitely reinvested.

11.  ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted the provision of FASB ASC 740, Income Taxes, as it relates to the adoption of the former FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48) in the first quarter of 2007.  The implementation did not have significant impact on the Company’s financial position or results of operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2009, 2008, and 2007 (excluding interest and penalties) is as follows:

(In millions)	2009	2008	2007

Beginning balance	$6.8	$2.0	$1.9
Additions based on tax positions related to the current year	1.0	2.9	0.1
Additions for tax positions of prior years	0.8	2.9	0.1
Reductions for tax positions of prior years	(1.8)	(0.7)	(0.1)
Settlements	-	(0.3)	-
Ending balance	$6.8	$6.8	$2.0

If recognized, the effective tax rate would be affected by the net unrecognized tax benefits of $5.7 million.  These amounts are primarily associated with uncertain tax positions taken by acquired companies in tax years prior to the acquisition of these companies by the Company.  The stock purchase agreements related to these acquisitions provide the Company rights to recover tax liabilities related to pre-acquisition tax years from the sellers.  Other amounts are associated with domestic state tax issues, such as nexus, as well as other federal and state uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has accrued approximately $0.7 million for interest and penalties as of January 2, 2010.  Interest and penalties recorded during 2009 related to the federal and state tax positions.

The Company is subject to periodic audits by domestic and foreign tax authorities.  Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions.  It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of the audits.  Based on the current audits in process, the payment of taxes as a result of audit settlements could be from $0.0 to $0.5 million.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

12.  DEBT

On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (the “Agreement”). The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments.  The Company was in compliance with the covenants as of January 2, 2010 and January 3, 2009.  The Company had zero borrowings under the Agreement at January 2, 2010 and $35.0 million at January 3, 2009.

On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 and B-2 Notes bear a coupon of 5.79 percent and have an average life of ten years with a final maturity in 2019. Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity. The Prudential Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments.  The Company was in compliance with the covenants as of January 2, 2010 and January 3, 2009.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at January 2, 2010 or January 3, 2009.

Long-term debt consisted of:
(In millions)	2009	2008
Prudential Agreement - 5.79 percent.	$150.0	$150.0
Capital Leases	1.2	1.2
Other	0.7	-
Agreement - the average interest rate for 2009 was 0.82 percent based on the London Interbank Offered Rates (LIBOR) plus an interest spread.	-	35.0
	151.9	186.2
Less Current Maturities	(0.7)	(0.7)
Long-term debt:	$151.2	$185.5

The following debt payments are expected to be paid:
(In millions)							More than
	Total	2010	2011	2012	2013	2014	5 years
Debt	$150.7	$0.2	$0.3	$0.2	$-	$-	$150.0
Capital Leases	$1.2	0.5	0.5	0.2	-	-	-
	$151.9	$0.7	$0.8	$0.4	$-	$-	$150.0

13.  INTEREST RATE RISK

On September 24, 2003 the Company entered into a fixed-to-variable interest rate swap to achieve a desired proportion of variable vs. fixed rate debt.  The fixed-to-variable interest rate swap was accounted for as a fair value hedge, with effectiveness assessed based on changes in the fair value of the underlying debt using incremental borrowing rates available on loans with similar terms and maturities.  The gain or loss on the interest rate swap and that of the underlying debt were equal and offsetting resulting in no net effect to earnings.

The swap contract had a notional amount of $10 million and matured on November 10, 2008 and was not renewed.  Per the terms of the swap contract the Company received interest at a fixed rate of 6.31 percent and paid interest at a variable rate based on three month LIBOR plus a spread.  The average variable rate paid by the Company in 2008 was 5.79 percent.  The differential in interest rates on the swap was recognized as an adjustment of interest expense over the term of the swap.

14.	SHAREOWNERS' EQUITY

The Company had 23,127,808 shares of common stock (65,000,000 shares authorized, $.10 par value) outstanding at the end of 2009.

During 2009, 2008, and 2007, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(Amounts in millions, except share amounts)
	2009	2008	2007
Repurchases	$-	$7.8	$8.1
Shares	-	235,100	187,600

In 2009, the Company retired 14,403 shares that were received by employees as payment for taxes owed upon the release of their restricted awards.  During 2008, the Company retired 700 shares that had been previously granted as a stock award to an employee, but were forfeited upon his voluntary termination.  As well, the Company retired 106 shares that were received by employees as payment for taxes owed upon the release of their restricted awards.  During 2007, under terms of a Company stock option plan, participants delivered 3,843 shares for $0.2 million of Company common stock as consideration for stock issued upon the exercise of stock options. Also in 2007, the Company retired 2,901 shares that had been previously granted as stock awards to executive officers, but were forfeited upon their retirement.  As well, the Company retired 288 shares that were received by the retiring executive officers as payment for taxes owed upon the release of their restricted awards.

In 2009, 2008, and 2007, the Company recorded $0.1 million, $0.9 million, and $2.2 million, respectively, as a reduction in tax liability and an increase to shareowners’ equity as a result of stock option exercises.

Accumulated other comprehensive income (loss), consisting of the currency translation adjustment and the pension liability adjustment, was $18.4 million and ($37.1) million, respectively at January 2, 2010 and ($5.4) million and ($32.6) million, respectively at January 3, 2009.

15.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)
	2009	2008	2007
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$26.0	$44.1	$28.7

Denominator:
Basic
Weighted average common shares	23.1	23.0	23.1

Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.2	0.2	0.4

Adjusted weighted average common shares	23.3	23.2	23.5

Basic earnings per share	$1.13	$1.92	$1.24

Diluted earnings per share	$1.12	$1.90	$1.22

Anti-dilutive stock options	1.0	0.8	0.3

Anti-dilutive stock options price range – low	$29.95	$32.19	$40.93
Anti-dilutive stock options price range – high	$48.87	$48.87	$48.87

16.  SHARE-BASED COMPENSATION

Prior to March 9, 2009, the Company made stock option grants to purchase common stock and common stock awards to employees and non-employee directors of the Company and its subsidiaries under two stock plans.  The plans and the original number of authorized shares available for grant are as follows:

			Authorized Shares
Franklin Electric Co., Inc. Stock Option Plan	-	Options	3,600,000
Franklin Electric Co., Inc. Stock Plan	-	Options	1,150,000
Franklin Electric Co., Inc. Stock Plan	-	Awards	150,000

During the first quarter ended April 4, 2009, all remaining authorized shares then available for grant under the Franklin Electric Co., Inc. Stock Plan were awarded.   All shares available for grant under the Franklin Electric Co., Inc. Stock Option Plan were previously awarded.

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

The total share-based compensation recognized in 2009, 2008, and 2007 was $5.0 million, $3.7 million, and $3.8 million, respectively.

Stock Options:
Under each of the above plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and the options expire ten years after the date of the grant.  Generally, options granted to non-employee directors vest 33 1/3 percent a year and become fully vested and exercisable after three years.  Options granted to employees vest at 20 or 25 percent a year and become fully vested and exercisable after five years or four years, respectively.  Subject to the terms of the plans, in general, the aggregate option price and any applicable tax withholdings may be satisfied in cash or its equivalent, by the plan participant’s delivery of shares of the Company’s common stock having a fair market value at the time of exercise equal to the aggregate option price and/or the applicable tax withholdings or, under the Stock Plan, by having shares otherwise subject to the award withheld by the Company or via cash-less exercise through a broker-dealer.

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Risk-free interest rate	0.70 – 3.55%	2.91 – 3.15%	4.74 – 4.78%
Dividend yield	1.32 – 2.04%	1.11 – 1.12%	0.65 - 0.67%
Weighted-average dividend yield	1.670%	1.119%	0.653%
Volatility factor	0.3766 – 0.5478	0.3552 – 0.3714	0.3529 - 0.3701
Weighted-average volatility	0.3982	0.3691	0.3554
Expected term	5.6 years	5.0 – 6.0 years	5.3-6.2 years
Forfeiture rate	2.58%	3.61%	4.18%

A summary of the Company’s stock option plans activity and related information is as follows:

(Shares in thousands)
Stock Options:	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of 2007	1,398	$26.65
Granted	131	48.87
Exercised	(245)	21.05
Forfeited	(32)	29.38

Outstanding at beginning of 2008	1,252	$29.99
Granted	347	32.45
Exercised	(147)	23.45
Forfeited	(13)	39.15

Outstanding at beginning of 2009	1,439	$31.17
Granted	665	17.34
Exercised	(36)	18.49
Forfeited	(89)	28.28
Outstanding at end of period	1,979	$26.84	6.16	$11,566

Expected to vest after applying forfeiture rate	1,959	$26.91	6.13	$11,384
Vested and exercisable at end of period	1,068	$29.59	3.97	$4,431

	2009	2008	2007
Weighted average grant-date fair value of options	$5.64	$11.64	$19.75
(In millions)
Intrinsic value of options exercised	$0.4	$2.9	$6.3
Cash received from the exercise of options	$0.7	$3.4	$5.0
Fair value of shares vested	$2.8	$4.0	$2.7
Tax benefit	$0.1	$0.9	$2.2

There were no share-based liabilities paid during the 2009 and 2008 fiscal years.

A summary of the Company’s nonvested shares activity and related information, for fiscal year ended January 2, 2010 and January 3, 2009 follows:

2009
(Shares in thousands)
Nonvested Shares	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at beginning of period	536	$37.06
Granted	665	17.34
Vested	(225)	36.70
Forfeited	(66)	24.66
Nonvested at end of period	910	$23.62

2008
(Shares in thousands) Nonvested Shares	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at beginning of period	416	$39.99
Granted	347	32.44
Vested	(215)	35.19
Forfeited	(12)	38.83
Nonvested at end of period	536	$37.06

As of January 2, 2010 there was $4.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan related to stock options.  That cost is expected to be recognized over a weighted-average period of 2.56 years.

Stock Awards:
Under the Stock Plan, non-employee directors and employees may be granted stock awards, including grants of restricted shares of the Company’s common stock.

The stock awards are granted at the market value on the date of grant.  Stock awards to non-employee directors are fully vested when made.  Stock awards to employees cliff vest over either 1, 4 or 5 years and may be contingent on the attainment of certain performance goals. Dividends are paid to the recipient prior to vesting, except that dividends on performance-based stock awards under the Stock Plan will be paid only to the extent the performance goals are met.  Stock awards granted to retirement eligible employees were immediately expensed in 2009 and 2008.

A summary of the Company’s restricted stock award activity and related information, for the fiscal years ended January 2, 2010 and January 3, 2009 follows:

2009
(Shares in thousands)
Nonvested Shares	Shares	Weighted-Average Grant- Date Fair Value

Nonvested at beginning of period	63	$44.06
Awarded	88	19.04
Vested	(75)	18.41
Forfeited	(4)	48.59
Nonvested at end of period	72	$39.86

2008
(Shares in thousands)
Nonvested Shares	Shares	Weighted-Average Grant- Date Fair Value

Nonvested at beginning of period	61	$45.24
Awarded	16	36.58
Vested	(13)	40.37
Forfeited	(1)	40.72
Nonvested at end of period	63	$44.06

As of January 2, 2010, there was $0.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan related to stock awards.  That cost is expected to be recognized over a weighted-average period of 1.6 years.

17.  SEGMENT AND GEOGRAPHIC INFORMATION

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

Financial information by reportable business segment is included in the following summary:
(In millions)

	2009	2008	2007	2009	2008	2007
	Net sales to external customers			Operating income (loss)
Water Systems	$504.2	$557.0	$466.8	$62.9	$68.4	$57.5
Fueling Systems	$121.8	$188.6	$135.2	$20.7	$49.4	$24.6
Other	$-	$-	$-	$(35.6)	$(41.1)	$(32.9)
Consolidated	$626.0	$745.6	$602.0	$48.0	$76.7	$49.2

	Total assets			Depreciation
Water Systems	$431.9	$397.4		$17.6	$16.7	$14.6
Fueling Systems	$279.9	$219.7		$1.2	$1.1	$0.8
Other	$6.5	$76.9		$1.4	$1.7	$1.1
Consolidated	$718.3	$694.0		$20.2	$19.5	$16.5

	Amortization			Capital Expenditures
Water Systems	$3.3	$2.8	$1.8	$9.5	$17.6	$23.6
Fueling Systems	$1.8	$1.9	$2.0	$0.3	$2.7	$3.9
Other	$-	$-	$-	$4.1	$6.6	$1.3
Consolidated	$5.1	$4.7	$3.8	$13.9	$26.9	$28.8

Cash is the major asset group in “Other” of total assets.

Total Company Geographic Information
(In millions)	Net Sales			Long-lived assets

	2009	2008	2007	2009	2008
United States	$279.0	$392.1	$337.1	$266.5	$256.4
Foreign	347.0	353.5	264.9	140.2	120.0
Total	$626.0	$745.6	$602.0	$406.7	$376.4

No single customer accounted for more than 10 percent of the Company’s consolidated sales in 2009, 2008, or 2007.

18.  CONTINGENCIES AND COMMITMENTS

In September 2006, the Company acquired Healy Systems, Inc.  During the first half of 2008, the Company completed a retrofit program in which it replaced a third-party-supplied component part in its Healy 900 Series nozzle, which is part of the Company’s Enhanced Vapor Recovery Systems installed in California gasoline filling stations.  In October 2008, the California Air Resources Board (“CARB”) issued a Notice of Violation (“NOV”) to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  The Company is engaged in discussions with CARB in an attempt to resolve this matter and any related proceedings involving local regulatory agencies.  Resolution of the matter is not expected to adversely affect the Company’s sale of Enhanced Vapor Recovery Systems in California.  Depending upon the amount of any penalty paid by the Company in any agreed resolution or resulting from a proceeding if discussions do not result in agreement, resolution of the matter could have a material effect on the Company’s results of operations.  The Company has retained a portion of the purchase price and the earn-out payments otherwise due to James Healy (the principal former owner of Healy Systems) to satisfy the Company’s claims that Mr. Healy’s breaches of the purchase agreement led to the retrofit and the NOV.  In December 2008, Mr. Healy initiated litigation seeking recovery of the amounts retained by the Company.  The Company intends to defend vigorously its rights to retain these amounts.  In addition, Franklin Fueling Systems, Inc. has filed a complaint against Mr. Healy for breach of a separate consulting agreement that was executed in connection with the acquisition.  That complaint has been consolidated with the original complaint, and Mr. Healy has denied liability.  The parties are in the process of conducting discovery.

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

Total rent expense charged to operations for operating leases including contingent rentals was $7.6 million, $8.3 million, and $7.9 million for 2009, 2008 and 2007, respectively.

The future minimum rental payments for non-cancelable operating leases as of January 2, 2010 are as follows:

(In millions)
	2010	2011	2012	2013	2014
Future minimum rental payments	$6.9	$4.6	$3.8	$1.1	$1.0

Rental commitments subsequent to 2014 are not significant by year, but aggregated are $4.2 million in total.

At January 2, 2010, the Company had $1.5 million of commitments primarily for the purchase of machinery and equipment, and building expansions.

Below is a table that shows the activity in the warranty accrual accounts:

(In millions)
	2009	2008
Beginning balance	$9.3	$9.7
Accruals related to product warranties	9.8	10.7
Additions related to acquisitions	-	0.1
Reductions for payments made	(10.3)	(11.2)
Ending balance	$8.8	$9.3

19.  RESTRUCTURING

The Company continued the rationalization of manufacturing capacity between the manufacturing complex in Linares, Mexico and its other North American facilities.  The current Water Systems segment realignment plan includes the phased move of approximately 500,000 man hours of manufacturing activity to Linares, approximately 80 percent of which is from Siloam Springs, Arkansas. The transfer is largely complete and is anticipated to reduce manufacturing labor and overhead costs.  Other restructuring expenses incurred in 2009 were related to integration expenses of a fourth quarter 2008 acquisition and other rationalization costs associated with global headcount reductions that were initiated in the first quarter 2009.

As of January 2, 2010, the total cost of the rationalization and transfer continued to be estimated between $6.0 million and $8.0 million.

Costs incurred in the twelve months ended January 2, 2010, included in the Restructuring expense line of the income statement are as follows:

(In millions)	Twelve Months Ended
January 2, 2010

Severance and other employee assistance costs	$2.1
Equipment relocations	1.0
Asset write-off	3.0
Other	0.1
Total	$6.2

Restructuring expenses of $2.2 million were incurred in 2008 primarily for pension curtailment costs.  As of January 2, 2010 and January 3, 2009, there were $0.3 million and $0.1 million in restructuring reserves primarily for severance.

As a follow-up step to Phase 3 of the Global Manufacturing Realignment Program, the Company has announced its plan to close its Siloam Springs, Arkansas manufacturing facility.  The Company has estimated that this final step will include pre-tax restructuring costs of $3.8 million to $4.5 million to be incurred over the next three quarters beginning with the first quarter of 2010.  These costs will include severance expenses, pension charges, asset write-offs, and equipment relocation costs.  These charges are in addition to those incurred through 2009.

20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial information for 2009 and 2008, from continuing operations, is as follows:

(In millions, except per share amounts)
	Net Sales	Gross Profit	Net Income	Net Income Attributable to Franklin Electric Co., Inc.	Basic Earnings Per Share (a)	Diluted Earnings Per Share
2009
1st Quarter	$149.8	$43.2	$4.1	$3.8	$0.17	$0.17
2nd Quarter	165.3	49.2	6.0	5.8	0.25	0.25
3rd Quarter	166.0	50.2	8.8	8.6	0.37	0.37
4th Quarter	144.9	45.2	7.8	7.8	0.33	0.33
	$626.0	$187.8	$26.7	$26.0	$1.13	$1.12

2008
1st Quarter	$176.0	$51.5	$8.3	$8.1	$0.35	$0.35
2nd Quarter	201.7	64.7	15.4	15.3	0.67	0.66
3rd Quarter	215.8	66.5	17.4	17.3	0.75	0.74
4th Quarter	152.1	44.3	3.6	3.4	0.15	0.15
	$745.6	$227.0	$44.7	$44.1	$1.92	$1.90

During the fourth quarter of 2008, the Company significantly decreased its LIFO inventory provision due to changes in commodity and component prices.  Therefore the LIFO provision included in the fourth quarter 2008 reduced cost of sales by $4.3 million.

(a) Earnings per common share amounts are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of January 2, 2010 and January 3, 2009, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the three years in the period ended January 2, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 4, on January 4, 2009, the Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation, as it relates to the adoption of the former FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements.

As discussed in Note 11, on January 1, 2007, the Company adopted the provisions of FASB ASC 740, Income Taxes, as it relates to the adoption of the former FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2010, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
March 3, 2010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management did not include in the scope of this evaluation Vertical S.p.A., which was acquired during 2009 and whose financial statements constitute 5.8 percent of net assets, 5.8 percent of total assets, 3.3 percent of revenues, and 2.6 percent of net income attributable to Franklin Electric Co., Inc. of the consolidated financial statement amounts as of and for the year ended January 2, 2010.  Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of January 2, 2010.

Our independent registered accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 60.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of January 2, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management did not include in the scope of this evaluation Vertical S.p.A., acquired during fiscal 2009, whose financial statements constitute 5.8 percent of net assets, 5.8 percent of total assets, 3.3 percent of revenues,  and 2.6 percent of net income attributable to Franklin Electric Co., Inc. of the consolidated financial statement amounts as of and for the year ended January 2, 2010. Accordingly, our audit did not include the internal control over financial reporting at Vertical S.p.A. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 2, 2010 of the Company and our report dated March 3, 2010 expressed an unqualified opinion on those financial statements and includes explanatory paragraphs regarding the adoption of the provisions of FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation, as it relates to the adoption of the former FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, on January 4, 2009, and FASB ASC 740, Income Taxes, as it relates to the adoption of the former FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, adopted January 1, 2007.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
March 3, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and director nominees required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010, under the headings of  “PROPOSAL 1: ELECTION OF DIRECTORS” and “INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS,” and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of “EXECUTIVE OFFICERS OF THE REGISTRANT,” and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4 or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010, under the heading of “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,”  and is incorporated herein by reference.

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

The information concerning the Audit Committee and Audit Committee Financial Experts required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2010, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “2009 GRANT OF PLAN BASED AWARDS TABLE,” “2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “2009 OPTION EXCERCISES AND STOCK VESTED TABLE,” “2009 PENSION BENEFITS TABLE,” “2009 NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010, under the headings of “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2010, under the heading “PROPOSAL 3: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2010 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Form 10-K Annual Report(page)
(a) 1. Financial Statements - Franklin Electric Co., Inc.

Report of Independent Registered Public Accounting Firm	60
Consolidated Statements of Income for the three years ended January 2, 2010	26
Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009	27 – 28
Consolidated Statements of Cash Flows for the three years ended January 2, 2010	29 – 30
Consolidated Statements of Equity for the three years ended January 2, 2010	31 – 32
Notes to Consolidated Financial Statements(including quarterly financial data)	33 - 57

2. Financial Statement Schedules - Franklin Electric Co., Inc.

II. Valuation and Qualifying Accounts	63

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

3. Exhibits

See the Exhibit Index located on pages 66-67. Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years 2009, 2008, and 2007
(In millions)

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions (A)	Other (B)	Balance at end of period

Allowance for doubtful accounts:

2009	$2.1	$0.3	$0.2	$0.3	$2.5

2008	$2.6	$0.3	$0.8	$0.0	$2.1

2007	$2.8	$0.0	$0.7	$0.5	$2.6

NOTES:

(A)	Uncollectible accounts written off, net of recoveries.
(B)	Allowance for doubtful accounts related to accounts receivable of acquired companies at date of acquisition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the consolidated financial statements of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of January 2, 2010 and January 3, 2009, and for each of the three years in the period ended January 2, 2010, and have issued our report thereon dated March 3, 2010 (which report expresses an unqualified opinion on those financial statements and includes explanatory paragraphs regarding the adoption of the provisions of FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation, as it relates to the adoption of the former FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, on January 4, 2009, and FASB ASC 740, Income Taxes, as it relates to the adoption of the former FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), adopted January 1, 2007) and the Company's internal control over financial reporting as of January 2, 2010, and have issued our report thereon dated March 3, 2010; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
March 3, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Electric Co., Inc.

/s/ R. SCOTT TRUMBULL
R. Scott Trumbull
Chairman of the Board and Chief
Date: March 3, 2010	Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2010.

/s/ R. SCOTT TRUMBULL	Chairman of the Board and Chief
R. Scott Trumbull	Executive Officer (Principal
Executive Officer)

/s/ JOHN J. HAINES	Vice President, Chief
John J. Haines	Financial Officer and Secretary
(Principal Financial and Accounting
Officer)

/s/ JEROME D. BRADY
Jerome D. Brady	Director

/s/ DAVID T. BROWN
David T. Brown	Director

/s/ DAVID A. ROBERTS
David A. Roberts	Director

/s/ DAVID M. WATHEN
David M. Wathen	Director

/s/ HOWARD B. WITT
Howard B. Witt	Director

/s/ THOMAS L. YOUNG
Thomas L. Young	Director

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2010

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to the Company's Form 8-K filed on May 3, 2007)
3.2	By-Laws of Franklin Electric Co., Inc. as amended July 25, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 29, 2008)
4.1
Rights Agreement, dated as of October 15, 1999, by and between Franklin Electric Co., Inc. and Illinois Stock Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A dated October 19, 1999, File No. 000-00362).

4.2
First Amendment to Rights Agreement, dated as of December 1, 2006, between Franklin Electric Co., Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.2 of the Company's Form 8-A/A filed on December 8, 2006)

4.3
Second Amendment to Rights Agreement, dated as of July 11, 2007, between Franklin Electric Co., Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on July 16, 2007)

4.4
Third Amendment to  Rights Agreement between Franklin Electric Co., Inc. and Wells Fargo Bank,  National Association, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-A/A filed on September 23, 2008)

4.5
Shareholder’s Agreement, dated as of July 11, 2007, between Franklin Electric Co., Inc., and Select Equity Group, Inc. and Select Offshore Advisors, LLC (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on July 16, 2007)

10.1	Franklin Electric Co., Inc. Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the fiscal year ended January 3, 2004)*
10.2
Franklin Electric Co., Inc. Stock Plan (incorporated by reference to the Company’s 2005 Proxy Statement for the Annual Meeting held on April 29, 2005, and included as Exhibit A to the Proxy Statement)*

10.3
Franklin Electric Co., Inc. Amended and Restated Stock Plan (incorporated by reference to the Company’s 2009 Proxy Statement for the Annual Meeting held on April 24, 2009, and included as Exhibit A to the Proxy Statement)*

10.4	Franklin Electric Co., Inc. Non-employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended on April 1, 2006)*
10.5	Amended and Restated Franklin Electric Co., Inc. Pension Restoration Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed for the fiscal year ended January 3, 2009)*
10.6	Franklin Electric Co., Inc. Deferred Compensation Plan effective December 12, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 17, 2008)*
10.7
Employment Agreement dated December 3, 2002 between the Company and Scott Trumbull and amended on February 18, 2009 and March 2, 2010 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended December 28, 2002 and Exhibit 10.6 of the Company’s Form 10-K for the fiscal year ended January 3, 2009; amendment filed herewith)*

10.8
Amended Employment Agreement dated December 20, 2002 between the Company and Gregg C. Sengstack and amended on July 25, 2008 and February 20, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K for the fiscal year ended December 28, 2008; Exhibit 10.1 of the Company’s Form 8-K dated July 23, 2005; and Exhibit 10.7 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)*

10.9
Employment Agreement dated as of April 14, 2008 between the Company and John J. Haines and amended on February 18, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 7, 2008 and Exhibit 10.8 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)*

10.10
Managing Director Service Contract dated August 1, 2003 between Franklin Electric Europa GmbH and Mr. Peter-Christian Maske (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.11
Form of Confidentiality and Non-Compete Agreement between the Company and R. Scott Trumbull, Gregg C. Sengstack, Daniel J. Crose, Donald R. Hobbs, Thomas A. Miller, Kirk M. Nevins, Robert J. Stone, Gary D. Ward, Thomas J. Strupp, Delancey W. Davis and John J. Haines (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.12	Executive Officer Annual Incentive Cash Bonus Program (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*
10.13	Long Term Bonus Program (incorporated by reference to Item 5.02 of the Company’s Form 8-K filed on March 5, 2009)*
10.14	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 2, 2005)*
10.15	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended April 2, 2005)*
10.16	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K for the fiscal year ended December 31, 2005)*
10.17	Form of Restricted Stock Agreement for Director Employees (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the fiscal year ended December 31, 2005)*
10.18	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K for the fiscal year ended December 30, 2006)*
10.19	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended April 4, 2009)*
10.20	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended April 4, 2009)*
10.21	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended April 4, 2009)*
10.22
Form of Employment Security Agreement between the Company and DeLancey W. Davis, Daniel J. Crose, Robert J. Stone, Thomas J. Strupp, and Gary D. Ward (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 17, 2008)*

10.23	Franklin Electric Co., Inc. Deferred Compensation Plan effective December 12, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 17, 2008)*
10.24
$120,000,000 Amended and Restated Credit Agreement dated December 14, 2006, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 2.04 of the Company’s Form 8-K filed on December 21, 2006)

10.25
Amendment No. 1 to the $120,000,000 Amended and Restated Credit Agreement, dated February 26, 2008, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)

10.26
Second Amended and Restated Note Purchase and Private Shelf Agreement dated September 9, 2004 between the Company and the Prudential Insurance Company of America and others (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended October 2, 2004)

10.27
Amendment and PruShelf Renewal and Extension, dated April 9, 2007, between the Company and Prudential Insurance Company of America and others (incorporated by reference to the Company’s Form 8-K filed on May 3, 2007)

10.28
Amendment No. 2 to the Second Amended and Restated Note Purchase and Private Shelf Agreement, dated February 26, 2008, between the Company and the Prudential Insurance Company of America and others (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)

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