Form 10-Q
period 2010-04-03
FRANKLIN ELECTRIC CO INC
filed 2010-05-07
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 3, 2010
$.10 par value	23,258,752 shares

FRANKLIN ELECTRIC CO., INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
	April 3, 201010 10	April 4, 2009

(In thousands, except per share amounts)

Net sales	$159,992	$149,797
Cost of sales	109,556	106,601
Gross profit	50,436	43,196
Selling, general and administrative expenses	35,885	34,449
Restructuring expenses	2,166	891
Operating income	12,385	7,856
Interest expense	(2,213)	(2,373)
Other income/(expense)	(2,231)	260
Foreign exchange gain	198	108
Income before income taxes	8,139	5,851
Income taxes	702	1,800
Net income	7,437	4,051
Less: Net income attributable to noncontrolling interests	(224)	(204)
Net income attributable to Franklin Electric Co., Inc.	$7,213	$3,847

Per share data:
Basic earnings	$0.31	$0.17

Diluted earnings	$0.31	$0.17

Dividends per common share	$0.125	$0.125

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)
	April 3, 2010	January 2, 2010
ASSETS
Current assets:
Cash and equivalents	$69,700	$86,875
Receivables, less allowances of $2,362 and $2,464, respectively	91,056	62,847
Inventories:
Raw materials	57,464	53,889
Work-in-process	14,152	12,555
Finished goods	84,189	82,288
LIFO reserve	(14,496)	(14,328)
	141,309	134,404
Deferred income taxes	15,190	15,577
Other current assets	12,037	11,890
Total current assets	329,292	311,593

Property, plant and equipment, at cost:
Land and buildings	83,492	83,917
Machinery and equipment	186,028	188,543
Furniture and fixtures	19,221	18,772
Other	3,914	3,533
	292,655	294,765
Allowance for depreciation	(149,813)	(147,594)
	142,842	147,171

Intangible assets	86,695	88,912
Goodwill	160,359	161,761
Other assets	9,141	8,861
Total assets	$728,329	$718,298

See Notes to Condensed Consolidated Financial Statements.

(In thousands, except per share amounts)
	April 3, 2010	January 2, 2010
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,386	$31,699
Accrued liabilities	49,984	44,261
Income taxes, net	3,734	6,448
Current maturities of long-term debt and short-term borrowings	681	735
Total current liabilities	96,785	83,143

Long-term debt	151,111	151,242
Deferred income taxes	4,489	3,266
Employee benefit plan obligations	67,675	74,179
Other long-term liabilities	8,616	8,865

Commitments and contingencies	-	-

Redeemable noncontrolling interest	7,067	7,393

Shareowners’ equity:
Common shares (65,000 shares authorized, $.10 par value)
outstanding (23,259 and 23,128, respectively)	2,326	2,313
Additional capital	121,314	119,133
Retained earnings	289,583	285,467
Accumulated other comprehensive loss	(22,685)	(18,740)
Total shareowners’ equity	390,538	388,173
Noncontrolling interest	2,048	2,037
Total Equity	392,586	390,210
Total liabilities and equity	$728,329	$718,298
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	First Quarter Ended

	April 3, 201010 010	April 4, 2009
Cash flows from operating activities:
Net income	$7,437	$4,051
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,379	6,149
Share-based compensation	1,139	2,155
Deferred income taxes	1,610	(311)
(Gain)/Loss on disposals of plant and equipment	(1,204)	14
Excess tax from share-based compensation arrangements	(226)	-
Changes in assets and liabilities:
Receivables	(29,119)	(14,678)
Inventories	(7,852)	3,719
Accounts payable and other accrued liabilities	17,178	(2,490)
Income taxes, net	(2,385)	963
Employee benefit plan obligations	(5,597)	543
Other, net	7	(1,104)
Net cash flows from operating activities	(12,633)	(989)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,746)	(3,108)
Proceeds from sale of property, plant and equipment	1,338	-
Cash paid for acquisitions, net of cash acquired	-	(16,767)
Net cash flows from investing activities	(408)	(19,875)

Cash flows from financing activities:
Proceeds from short-term debt	-	23,000
Repayment of long-term debt	(96)	(251)
Proceeds from issuance of common stock	214	-
Excess tax from share-based compensation arrangements	226	-
Dividends paid	(2,892)	(2,877)
Net cash flows from financing activities	(2,548)	19,872
Effect of exchange rate changes on cash	(1,586)	(741)
Net change in cash and equivalents	(17,175)	(1,733)
Cash and equivalents at beginning of period	86,875	46,934
Cash and equivalents at end of period	$69,700	$45,201

Cash paid for income taxes	$2,939	$2,713
Cash paid for interest	$2,261	$2,391

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$1,965	$82
Payable to seller of Healy Systems, Inc.	$179	$784
Payable to seller of Western Pumps, LLC	$49	$28
Stock issued in connection with stock option exercises, forfeitures, or stock retirements	$420	$-

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheet as of January 2, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of April 3, 2010 and for the first quarters ended April 3, 2010 and April 4, 2009, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the first quarter ended April 3, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended January 2, 2010.

2.  FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, provides a framework for measuring fair value under generally accepted accounting principles.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Disclosures about instruments measured at fair value were expanded and a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value was established.  The standard describes three levels of inputs that may be used to measure fair value:

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

The Company designates cash equivalents as Level 1, as they are Money Market accounts backed by Treasury Bills.  As of April 3, 2010, and January 2, 2010, assets measured at fair value on a recurring basis were as follows:

(In millions)	April 3, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$10.3	$10.3	$-	$-

	January 2, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$11.1	$11.1	$-	$-

3. EQUITY INVESTMENTS

The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the face of the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses and dividends. The carrying value of the investment was $8.0 million and $7.7 million as of April 3, 2010, and January 2, 2010, respectively.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income /(expense)” in the Company’s statements of income, was $0.2 million and zero for the first quarter ended April 3, 2010 and April 4, 2009, respectively.

4. INTANGIBLE ASSETS AND GOODWILL

The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	April 3, 2010		January 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.9	$(4.5)	$8.0	$(4.3)
Supply agreements	7.2	(6.3)	7.2	(6.2)
Technology	7.2	(1.8)	7.2	(1.7)
Customer relationships	67.4	(10.3)	68.2	(9.5)
Other	2.0	(1.8)	2.1	(2.0)
Total amortized intangibles	$91.7	$(24.7)	$92.7	$(23.7)

Unamortized intangibles:
Trade names	19.7	-	19.9	-
Total intangibles	$111.4	$(24.7)	$112.6	$(23.7)

Amortization expense related to intangible assets for the first quarter ended April 3, 2010 and April 4, 2009 was $1.3 million and $1.1 million, respectively.

Amortization expense is projected as follows:

(In millions)	2010	2011	2012	2013	2014
	$5.1	$5.0	$4.5	$4.3	$4.2

The changes in the carrying amount of goodwill by reporting segment for the first quarter ended April 3, 2010, are as follows:

(In millions)	Water	Fueling
	Systems	Systems	Consolidated
Balance as of January 2, 2010	$108.4	$53.4	$161.8
Adjustments to prior year acquisitions	-	0.3	0.3
Foreign currency translation	(1.7)	-	(1.7)
Balance as of April 3, 2010	$106.7	$53.7	$160.4

5. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans – As of April 3, 2010, the Company maintained three domestic pension plans and one German pension plan.  The Company uses a December 31 measurement date for its plans.

The following table sets forth aggregated net periodic benefit cost and other benefit cost for the first quarter ended April 3, 2010 and April 4, 2009:

(In millions)	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009

Service cost	$0.8	$0.8	$-	$-
Interest cost	2.3	2.4	0.2	0.2
Expected return on assets	(2.6)	(2.7)	-	-
Loss	0.5	0.1	-	-
Prior service cost	0.1	0.1	-	-
Settlement cost	0.4	-	-	0.1
Curtailment cost	0.9	-	0.2	-
Total net periodic benefit cost	$2.4	$0.7	$0.4	$0.3

Through April 3, 2010, the Company made contributions to the plans of $8.7 million.  The amount of contributions to be made to the Plans during calendar year 2009 will be finalized on September 15, 2010 based upon the Plan’s year end valuation at December 31, 2009 and the desired funding level to be achieved as of December 31, 2010.

6. INCOME TAXES

The effective tax rate on income before income taxes in 2010 and 2009 varies from the United States statutory rate of 35 percent primarily due to the effects of state and foreign income taxes net of federal tax benefits, as well as, changes to the reserve for uncertain tax positions.

7. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

As of the beginning of fiscal year 2010, the Company had gross unrecognized tax benefits of $6.8 million, excluding accrued interest and penalties.  The unrecognized tax benefits were reduced by $0.2 million for state income tax liabilities and $2.7 million for federal tax liabilities related to the uncertain tax position reversed in the first quarter of 2010 as the statutory limit for the audit of the tax return expired.  The Company had gross unrecognized tax benefits, excluding accrued tax and penalties, of $4.2 million as of April 3, 2010.  If recognized, the effective tax rate would be affected by the net unrecognized tax benefits of $3.2 million.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  The Company’s reserve for interest and penalties as of April 3, 2010 and as of January 2, 2010 was approximately $0.4 million and $0.7 million, respectively.  Interest and penalties recorded during the first quarter of 2010 were not considered significant.

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

8. DEBT

Debt consisted of the following:

(In millions)
	April 3, 2010	January 2, 2010
Prudential Agreement - - 5.79 percent	$150.0	$150.0
Capital leases	1.1	1.2
Other Debt	0.7	0.7
	151.8	151.9
Less current maturities	(0.7)	(0.7)
Long-term debt:	$151.1	$151.2

The estimated fair value of long term debt was $154.7 million and $153.4 million at April 3, 2010 and January 2, 2010, respectively.  In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long term debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$150.7	$0.2	$0.3	$0.2	$-	$-	$150.0
Capital leases	1.1	0.5	0.4	0.2	-	-	-
	$151.8	$0.7	$0.7	$0.4	$-	$-	$150.0

9. EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	First Quarter Ended
	April 3, 2010	April 4, 2009
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$7.2	$3.8

Denominator:
Basic
Weighted average common shares	23.1	23.0

Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.3	0.1
Adjusted weighted average common shares	23.4	23.1

Basic earnings per share	$0.31	$0.17
Diluted earnings per share	$0.31	$0.17

Anti-dilutive stock options	1.0	1.7
Anti-dilutive stock options price range – low	$28.82	$24.08
Anti-dilutive stock options price range – high	$48.87	$48.87

10. EQUITY ROLL FORWARD

The schedule below sets forth equity changes in the three months ended April 3, 2010:

(In thousands)
Description	Common	Additional Paid In Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
Balance- 01/02/10	$2,313	$119,133	$285,467	$(36,796)	$18,056	$2,037	$390,210	$7,393
Net income			7,213			128	7,341	95
Dividends on common stock			(2,892)				(2,892)
Common stock issued	5	825					830
Common stock repurchased or received for stock options exercised	(1)		(205)				(206)
Share-based compensation	9	1,130					1,139
Tax benefit of stock options exercised		226					226
Currency translation adjustment					(4,321)	(117)	(4,438)	(421)
Pension liability, net of taxes				376			376
Balance – 04/03/10	$2,326	$121,314	$289,583	$(36,420)	$13,735	$2,048	$392,586	$7,067

11. OTHER COMPREHENSIVE INCOME

Comprehensive income is as follows:

(In millions)	First Quarter Ended
	April 3, 2010	April 4, 2009

Net income	$7.4	$4.1
Other comprehensive income:
Foreign currency translation adjustments	(4.3)	(2.1)
Pension liability adjustment, net of tax	0.4	0.3
Total comprehensive income	3.5	2.3
Less: Comprehensive income attributable to noncontrolling interest	(0.2)	(0.1)
Comprehensive income attributable to Franklin Electric Co., Inc., net of tax	$3.3	$2.2

12.  SEGMENT INFORMATION

Financial information by reportable business segment is included in the following summary:

(In millions)
	First Quarter Ended
	April 3, 2010	April 4, 2009
	Net sales to external customers
Water Systems	$133.6	$114.4
Fueling Systems	26.4	35.4
Other	-	-
Consolidated	$160.0	$149.8

	First Quarter Ended
	April 3, 2010	April 4, 2009
	Operating income (loss)
Water Systems	$17.3	$9.7
Fueling Systems	4.3	7.0
Other	(9.2)	(8.8)
Consolidated	$12.4	$7.9

	April 3, 2010	January 2, 2010
	Total assets
Water Systems	$463.1	$431.9
Fueling Systems	199.0	195.1
Other	66.2	91.3
Consolidated	$728.3	$718.3

Cash is the major asset group in “Other” of total assets.  Prior year presentation has been reclassified to conform to current year segment presentation.

13.  CONTINGENCIES AND COMMITMENTS

At April 3, 2010, the Company had $1.9 million of commitments primarily for the purchase of machinery and equipment and building expansions.

The Company provides warranties on most of its products.  The warranty terms vary but are generally two years from date of manufacture or one year from date of installation.  In 2007, the Company began offering an extended warranty program to certain Water Systems customers which will provide warranty coverage for up to five years from the date of manufacture.  Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified.  These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. The Company actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The Company believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

The changes in the carrying amount of the warranty accrual, as recorded in “Accrued liabilities” in the Company’s balance sheet for the three months ended April 3, 2010, are as follows:

(In millions)
Balance as of January 2, 2010	$8.8
Accruals related to product warranties	2.8
Reductions for payments made	(1.9)
Balance as of April 3, 2010	$9.7

14. SHARE-BASED COMPENSATION

On April 24, 2009, the Amended and Restated Franklin Electric Co., Inc. Stock Plan (the “Stock Plan”) was approved by the Company’s shareholders.  The Board of Directors of the Company had approved the Stock Plan on March 9, 2009, subject to shareholder approval.  Under the Stock Plan, employees and non-employee directors may be granted stock options or awards. The Stock Plan amended and restated a prior stock plan to, among other things, increase the number of shares available for issuance under the Stock Plan from 1,300,000 to 2,200,000 shares as follows:

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first three months ended April 3, 2010 and April 4, 2009 are as follows:

	April 3, 2010	April 4, 2009
Risk-free interest rate	1.61 – 3.20%	0.70 - 3.55%
Dividend yield	0.65 – 1.72%	1.32 – 2.04%
Weighted-average dividend yield	0.950%	1.670%
Volatility factor	0.355 – 0.398	0.377 – 0.548
Weighted-average volatility	0.396	0.398
Expected term	6.3 years	5.6 years
Forfeiture rate	2.698%	2.580%

A summary of the Company’s stock option plans activity and related information for the three months ended April 3, 2010 and April 4, 2009 follows:

(Shares in thousands)
	April 3, 2010		April 4, 2009
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding beginning of period	1,979	$26.80	1,439	$31.17
Granted	155	29.03	561	17.34
Exercised	(52)	16.39	-	-
Forfeited	(9)	42.30	(5)	39.54
Outstanding end of period	2,073	$27.14	1,995	$27.26
Expected to vest after applying forfeiture rate	2,034	$27.23	1,954	$27.35

Vested and exercisable end of period	1,291	$29.41	1,094	$29.46

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the three months ended April 3, 2010 is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding end of period	6.21	$13,191
Expected to vest after applying forfeiture rate	6.16	$12,859

Vested and exercisable end of period	4.70	$6,731

There were 128,565 options granted during the first quarter 2010. The total intrinsic value of options exercised during the first quarter ended April 3, 2010 and April 4, 2009 was $0.6 million and zero, respectively.  There were no share-based liabilities paid during the first quarter 2010.

As of April 3, 2010, there was $5.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.58 years.

Stock Awards
A summary of the Company’s stock award activity and related information, for the three months ended April 3, 2010 and April 4, 2009 follows:

(Shares in thousands)
	April 3, 2010		April 4, 2009
Nonvested Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	72	$40.12	63	$44.06
Awarded	88	29.44	58	17.34
Vested	(25)	42.59	(58)	17.34
Forfeited	-	-	-	-
Nonvested at end of period	135	$32.88	63	$44.06

As of April 3, 2010, there was $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.96 years.

15.  RESTRUCTURING

As a follow up to Phase 3 of the Global Manufacturing Realignment Program, the Company announced its plan to close its Siloam Springs, Arkansas manufacturing facility.  The Company has estimated that this final step will include pre-tax restructuring costs of $4.0 million to $4.8 million to be incurred over the first three quarters of 2010.  These costs will include severance expenses, pension charges, asset write-offs, and equipment relocation costs.

Costs incurred in the first quarter ended April 3, 2010, included in the Restructuring expense line of the income statement are as follows:

(In millions)	First Quarter Ended
April 3, 2010

Severance and other employee assistance costs	$1.1
Equipment relocations	0.1
Pension curtailment	1.0
Total	$2.2

As of April 3, 2010 and April 4, 2009, there were $0.3 million and $0.4 million, respectively, in restructuring reserves primarily for severance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales and earnings for the first quarter of 2010 were up from the same quarter last year. The most significant factor contributing to the improvement was Water Systems revenue growth of about 17 percent versus the first quarter of 2009 which included broad based volume improvements across the global business units and favorable foreign currency translations. The revenue increases further led to a 78 percent improvement in the Water Systems operating income in the first quarter 2010 versus 2009.  Water Systems operating income margin increased to 12.9 percent or 440 basis points in the first quarter 2010. Gross profit also increased about 17 percent but, more importantly as a percent of net sales, increased to 31.5 percent for the first quarter of 2010 from 28.8 percent for the first quarter of 2009, due primarily to operating leverage from Water Systems sales volume and lower material costs.

RESULTS OF OPERATIONS

Net Sales

	Q1 2010	Q1 2009	2010 v 2009
	Net Sales
Water Systems	$133.6	$114.4	$19.2
Fueling Systems	$26.4	$35.4	$(9.0)
Other	$-	$-	$-
Consolidated	$160.0	$149.8	$10.2

Net sales for the first quarter of 2010 were $160.0 million, an increase of $10.2 million or 7 percent compared to 2009 first quarter sales of $149.8 million. Consolidated sales improved from the prior year due to Water Systems revenue growth which included broad based volume improvements in both the U.S. and international Water Systems businesses offset by reduced Fueling Systems sales in California.  During the first quarter last year the Company experienced surging sales of Fueling Systems equipment in California due to an environmental mandate.  The California sales surge started to abate in the 2nd quarter last year, so going forward year-on-year sales comparisons will exclude the sales surge.  Additionally, first quarter 2010 sales were higher by $10.3 million versus the first quarter 2009 due to foreign currency translations as a result of a stronger U.S. dollar.

Net Sales-Water Systems
Water Systems sales worldwide were $133.6 million, up $19.2 million or 17 percent for the first quarter of 2010 compared to the same period for 2009.   Excluding foreign currency translation, sales increased $9.2 million or about 8 percent.  Water Systems revenues represented about 83 percent of the Company’s total sales. Water Systems sales in the U.S. and Canada benefitted from slowly improving market conditions and less price discounting in the first quarter 2010 versus the first quarter of 2009.  International Water Systems sales volume increased in most of the Company’s key markets with the most year-over-year improvement coming in Brazil and the Asia/Pacific region.  International Water Systems business units accounted for about half of the Company’s total Water Systems sales during the quarter and grew by about 25 percent overall and by 10 percent without the impact of foreign exchange.  Water Systems sales in Latin America, Asia Pacific and Southern Africa represented about 35 percent of the Company’s total Water Systems sales and grew by 34 percent overall and 15 percent before the impact of foreign exchange.

Sales price increases on Water Systems products in the U.S., which the Company estimates will average about 2.5 percent across product lines, also contributed to an increase in sales revenues from the prior year.  About half of Water Systems first quarter sales were in the U.S. and Canada—and these sales grew by about 9 percent overall and 6 percent excluding the impact of foreign exchange.   Organic growth in the U.S. and Canada can be attributed to two factors:

■	First, while distributors reduced inventories during the first quarter last year, the Company believes they increased inventories modestly this year.
■
Second, sales of the electronic water pressure control product line are growing rapidly due to the very successful launch of the new SubDrive 2W product line.  The Subdrive 2W product uses proprietary Franklin technology to provide well owners with a low cost, easy to install method of retrofitting their water well system to provide constant pressure even during peak demand periods.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $26.4 million, down $9.0 million or 25 percent for the first quarter of 2010 compared to the same period for 2009.   Fueling Systems revenues represented about 17 percent of the Company’s total revenues.  This decline was due entirely to a decline of vapor recovery equipment sales in California.  First quarter 2010 Fueling Systems sales outside of California grew by about 19 percent, with international Fueling Systems sales increasing by 57 percent.  While sales in all international regions were up, shipments of vapor control equipment to China were particularly strong.  Fueling Systems increased product prices on a global basis by about 3 percent during the quarter.

Cost of Sales
Cost of sales as a percent of net sales for the first quarter of 2010 and 2009 was 68.5 percent and 71.2 percent, respectively. Correspondingly, the gross profit margin increased to 31.5 percent from 28.8 percent. The Company’s consolidated gross profit was $50.4 million for the first quarter of 2010, up $7.2 million from the first quarter of 2009. The gross profit margin improvement was primarily due to sales volume leverage on fixed manufacturing costs and lower material costs.

Restructuring Expenses
Restructuring expenses for the first quarter of 2010 were $2.2 million and reduced diluted earnings per share by approximately $0.06. Restructuring expenses include pension charges, severance expenses and manufacturing equipment relocation costs and primarily relate to the closure of the Siloam Springs, Arkansas manufacturing facility that had been previously announced.  Approximately $1.0 million of these expenses were non-cash. The Company estimates that additional pre-tax closing costs of $1.8 million to $2.6 million will be incurred mostly in the second quarter of 2010 for the closure of the Siloam Springs facility.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses increased by $1.4 million or about 4 percent in the first quarter of 2010 compared to the first quarter last year, primarily as a result of compensation related charges, commissions, and professional fees.  SG&A expenditures were reduced in the first quarter 2010 by $1.2 million for a gain on the sale of land and building.

Operating Income
Operating income was $12.4 million in the first quarter of 2010, up $4.5 million from $7.9 million for the first quarter 2009.

	Q1 2010	Q1 2009	2010 v 20098
	Operating income (loss)
Water Systems	$17.3	$9.7	$7.6
Fueling Systems	$4.3	$7.0	$(2.7)
Other	$(9.2)	$(8.8)	$(0.4)
Consolidated	$12.4	$7.9	$4.5

Operating Income-Water Systems
Water Systems operating income was $17.3 million in the first quarter 2010, an increase of 78 percent versus the first quarter 2009.  Operating margins for Water Systems increased to 12.9 percent of sales versus 8.5 percent in the first quarter 2009, primarily as a result of higher revenues and leverage on flat year-over-year fixed costs.  The Water Systems operating income in the first quarter 2010 includes a $1.2 million gain on the sale of land and building in South Africa.  This gain was partially offset by increased costs for slow moving inventory versus the first quarter of 2009.

Operating Income-Fueling Systems
Fueling Systems operating income was $4.3 million compared to $7.0 million in the first quarter 2009; and operating margins were 16.3 percent of sales in the first quarter 2010 compared to 19.8 percent of sales in the first quarter 2009. The decline is primarily attributable to lost operating leverage on lower sales volume.

Operating Income-Other
Operating income other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due primarily to compensation related expenses and professional fees.

Interest Expense
Interest expense for the first quarter of 2010 was $2.2 million, a decrease of $0.2 million, compared to 2009 first quarter interest expense of $2.4 million.

Other Income or Expense
Other income or expense was a loss of $2.2 million of the first quarter in 2010 and a gain of $0.3 million in the first quarter 2009.  Included in other income for the first quarter of 2010 and 2009 was interest income of $0.3 million, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.  Also included in other income for the first quarter of 2010 was income from equity investments of $0.2 million.  Other income or expense in the first quarter 2010 also included the impact of the reversal of an indemnification receivable related to an uncertain tax position for $2.7 million related to an acquisition in a prior year.  The adjustment for the reversal of the uncertain tax position did not have an impact on net income.  The uncertain tax position was originally recorded as a receivable from the sellers per the terms of the purchase agreement.  The receivable and the tax liability related to the uncertain tax position were reversed in the first quarter of 2010 as the statutory limit for audit of the tax return expired.  Excluding the reversal of the uncertain tax position, “other income or expense” in the first quarter income statement would have resulted in about $0.5 million of income.

Foreign Exchange
Foreign currency-based transactions produced a gain for the first quarter of 2010 and 2009 of $0.2 million and $0.1 million, respectively, primarily due to euro rate changes relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the first quarter of 2010 and 2009 was $0.7 million and $1.8 million, respectively. The effective tax rate for the first quarter of 2010 was 31.5 percent excluding the impact of the reversal of an uncertain tax position.   The “Other income/(expense)” and “Income tax” lines on the income statement as reported include the impact of the reversal of a pre-acquisition uncertain tax position for $2.7 million related to an acquisition in a prior year.  Excluding the reversal of the uncertain tax position, “Other income/(expense)” would have resulted in about $0.5 million of income, and “Income taxes” would have resulted in about $3.4 million of expense.  The Company projects its full year effective tax rate, excluding discrete events, to be about 32.5 percent. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits.

Net Income
Net income for the first quarter of 2010 was $7.4 million compared to 2009 first quarter net income of $4.1 million.  Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2010 was $7.2 million, or $0.31 per diluted share, compared to 2009 first quarter net income attributable to Franklin Electric Co., Inc. of $3.8 million or $0.17 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of liquidity are cash flows from operations and funds available under its committed, unsecured, revolving credit agreement maturing 2011 (the “Agreement”) and its amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”).  The Company has no scheduled principal payments on the Prudential Agreement until 2015.  As of April 3, 2010 the Company had no amounts outstanding and $117.8 million of borrowing capacity under the Agreement and $25 million of borrowing capacity under the Prudential Agreement.  Amounts available under the Agreement have been reduced by outstanding standby letters of credit.  The recent volatility in the financial and credit markets has not impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, dividends, and debt service will be adequately funded from its cash flows from operations and existing credit agreements.  The Agreement and the Prudential Agreement do not contain any material adverse change or similar provisions that would accelerate the maturity of amounts drawn under either agreement. The Agreement and Prudential Agreement contain various customary conditions and covenants, which limit, among other things, borrowings, interest coverage, loans or advances and investments.  As of April 3, 2010, the Company was in compliance with all covenants.

Net cash outflows from operating activities were $12.6 million in the three months ended April 3, 2010 compared to cash outflows of $1.0 million in the three months ended April 4, 2009.  Receivables and inventory were a $37.0 million net use of cash in the first three months of 2010.

Net cash used in investing activities was $0.4 million in the three months ended April 3, 2010 compared to $19.9 million for the three months ended April 4, 2009.  The 2009 activities were primarily related to $16.8 million, net of cash acquired, used to acquire Vertical S.p.A on January 16, 2009.  The acquisition was funded solely with cash.

Net cash used by financing activities of $2.5 million in the three months ended April 3, 2010 was primarily related to the payment of $2.9 million in dividends to the Company’s common shareholders.  Net cash provided by financing activities of $19.9 million in the three months ended April 4, 2009 was primarily related to proceeds from new debt incurred.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”  While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, technology factors, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks, all as described in the Company’s Securities and Exchange Commission filings, included in Part 1, Item 1A of the Company’s Annual Report on Form 10K for the fiscal year ended January 2, 2010, and in Exhibit 99.1 thereto.  Any forward-looking statements included in this Form 10-Q are based upon information currently available.  The Company does not assume any obligation to update any forward-looking information.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a–15 under the Exchange Act during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors set forth in Part 1, Item 1A, in the Company’s annual report on Form 10-K for the fiscal year ended January 2, 2010.  Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. During the first quarter of 2010, the Company did not repurchase shares under this plan. The maximum number of shares that may still be purchased under the Company plan is 1,877,400.

ITEM 6. EXHIBITS

See the Exhibit Index located on page 22.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: May 7, 2010	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2010	By	/s/ John J. Haines
John J. Haines, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED APRIL 3, 2010

Number	Description

10.1	Second Amendment to Employment Agreement of R. Scott Trumbull (attached herein)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.1	Franklin Electric Co., Inc. Management Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2010 Proxy Statement for the Annual Meeting held on April 30, 2010)