Form 10-Q
period 2010-07-03
FRANKLIN ELECTRIC CO INC
filed 2010-08-09
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 3, 2010
$.10 par value	23,229,413 shares

FRANKLIN ELECTRIC CO., INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
(In thousands, except per share amounts)

Net sales	$190,418	$165,276	$350,411	$315,075
Cost of sales	125,950	116,119	235,506	222,719
Gross profit	64,468	49,157	114,905	92,356
Selling, general and administrative expenses	43,118	34,630	79,004	69,080
Restructuring expenses	2,935	3,756	5,100	4,647
Operating income	18,415	10,771	30,801	18,629
Interest expense	(2,278)	(2,401)	(4,491)	(4,774)
Other income/(expense)	400	273	(1,829)	533
Foreign exchange gain	112	270	309	378
Income before income taxes	16,649	8,913	24,790	14,766
Income taxes	5,311	2,906	6,013	4,706
Net income	11,338	6,007	18,777	10,060
Less: Net income attributable to noncontrolling interests	(316)	(184)	(540)	(389)
Net income attributable to Franklin Electric Co., Inc.	$11,022	$5,823	$18,237	$9,671

Per share data:
Basic earnings	$0.47	$0.25	$0.79	$0.42

Diluted earnings	$0.47	$0.25	$0.78	$0.42

Dividends per common share	$0.13	$0.13	$0.26	$0.25

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)	July 3,	January 2,
	2010	2010
ASSETS
Current assets:
Cash and equivalents	$92,938	$86,875
Receivables, less allowances of $2,465 and $2,464, respectively	90,614	62,847
Inventories:
Raw materials	56,323	53,889
Work-in-process	13,852	12,555
Finished goods	80,400	82,288
LIFO reserve	(14,664)	(14,328)
	135,911	134,404
Deferred income taxes	15,544	15,577
Other current assets	13,120	11,890
Total current assets	348,127	311,593

Property, plant and equipment, at cost:
Land and buildings	74,001	83,917
Machinery and equipment	168,489	188,543
Furniture and fixtures	18,856	18,772
Other	5,419	3,533
	266,765	294,765
Allowance for depreciation	(134,570)	(147,594)
	132,195	147,171

Assets held for sale	2,625	-
Intangible assets	84,327	88,912
Goodwill	158,563	161,761
Other assets	9,355	8,861
Total assets	$735,192	$718,298

See Notes to Condensed Consolidated Financial Statements.

(In thousands, except per share amounts)	July 3,	January 2,
	2010	2010
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,804	$31,699
Accrued liabilities	58,718	44,261
Income taxes, net	5,365	6,448
Current maturities of long-term debt and short-term borrowings	487	735
Total current liabilities	108,374	83,143

Long-term debt	150,974	151,242
Deferred income taxes	5,424	3,266
Employee benefit plan obligations	66,054	74,179
Other long-term liabilities	7,850	8,865

Commitments and contingencies	-	-

Redeemable noncontrolling interest	6,684	7,393

Shareowners’ equity:
Common shares (65,000 shares authorized, $.10 par value)
outstanding (23,229 and 23,128, respectively)	2,323	2,313
Additional capital	124,655	119,133
Retained earnings	293,981	285,467
Accumulated other comprehensive loss	(33,158)	(18,740)
Total shareowners’ equity	387,801	388,173
Noncontrolling interest	2,031	2,037
Total Equity	389,832	390,210
Total liabilities and equity	$735,192	$718,298

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Six Months Ended
	July 3,	July 4,
	2010	2009
Cash flows from operating activities:
Net income	$18,777	$10,060
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,718	12,566
Share-based compensation	2,578	3,281
Deferred income taxes	2,076	1,593
(Gain)/loss on disposals of plant and equipment	(1,181)	2,784
Restructuring and asset impairment	2,458	-
Excess tax from share-based compensation arrangements	(608)	-
Changes in assets and liabilities:
Receivables	(30,923)	(11,898)
Inventories	(4,699)	22,110
Accounts payable and other accrued liabilities	28,971	(5,278)
Income taxes, net	(860)	4,787
Employee benefit plan obligations	(6,219)	512
Other, net	(951)	(1,479)
Net cash flows from operating activities	22,137	39,038

Cash flows from investing activities:
Additions to property, plant and equipment	(5,012)	(5,642)
Proceeds from sale of property, plant and equipment	1,468	46
Cash paid for acquisitions, net of cash acquired	-	(16,767)
Net cash flows from investing activities	(3,544)	(22,363)

Cash flows from financing activities:
Proceeds from short-term debt	-	23,000
Repayment of short-term debt	-	(44,000)
Repayment of long-term debt	(336)	(542)
Proceeds from issuance of common stock	1,713	-
Excess tax from share-based compensation arrangements	608	-
Purchases of common stock	(3,516)	-
Dividends paid	(5,918)	(6,114)
Net cash flows from financing activities	(7,449)	(27,656)
Effect of exchange rate changes on cash	(5,081)	2,318
Net change in cash and equivalents	6,063	(8,663)
Cash and equivalents at beginning of period	86,875	46,934
Cash and equivalents at end of period	$92,938	$38,271

Cash paid for income taxes	$2,831	$5,688
Cash paid for interest	$4,223	$4,768

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$1,971	$521
Payable to seller of Healy Systems, Inc.	$309	$1,224
Payable to seller of Western Pumps, LLC	$-	$28
Stock in connection with stock option exercises, forfeitures, or stock retirements	$647	$-

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheet as of January 2, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of July 3, 2010 and for the second quarters and six months ended July 3, 2010 and July 4, 2009, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the second quarter and six months ended July 3, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended January 2, 2010.

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

The following table summarizes information regarding the Company’s financial assets that were measured at fair value on a recurring basis.  The Company designates the cash equivalents as Level 1, as they are Money Market accounts backed by Treasury Bills.  As of July 3, 2010, and January 2, 2010, our assets measured at fair value on a recurring basis were as follows:

(In millions)	July 3, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$11.3	$11.3	$-	$-

	January 2, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$11.1	$11.1	$-	$-

The following table summarizes information regarding the Company’s non-financial assets measured at fair value on a non-recurring basis:

	July 3, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Assets held for sale	$2.6	$-	$-	$2.6	$2.4
During the second quarter of 2010, the Company recorded the impairment as a restructuring expense on property, plant, and equipment relating to the Siloam Springs facility which is classified as held for sale.  The fair value was based on appraised values and management estimates less costs to sell.  See Note 15 (Restructuring) for discussion of the restructuring plans.

3. EQUITY INVESTMENTS

The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the face of the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses and dividends. The carrying value of the investment was $8.2 million and $7.7 million as of July 3, 2010, and January 2, 2010, respectively.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income/(expense)” in the Company’s statements of income was $0.2 million and zero for the second quarter ended July 3, 2010 and July 4, 2009, respectively, and $0.4 million and $0.1 million for the six months ended July 3, 2010 and July 4, 2009, respectively.

4. INTANGIBLE ASSETS AND GOODWILL

The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	July 3, 2010		January 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.7	$(4.6)	$8.0	$(4.3)
Supply agreements	4.4	(3.6)	7.2	(6.2)
Technology	7.2	(1.9)	7.2	(1.7)
Customer relationships	66.6	(11.1)	68.2	(9.5)
Other	1.1	(1.0)	2.1	(2.0)
Total	$87.0	$(22.2)	$92.7	$(23.7)

Unamortized intangibles:
Trade names	19.5	-	19.9	-
Total intangibles	$106.5	$(22.2)	$112.6	$(23.7)

Amortization expense related to intangible assets for the second quarter ended July 3, 2010 and July 4, 2009 was $1.2 million and $1.4 million, respectively, and for the six months ended July 3, 2010 and July 4, 2009, $2.5 million and $2.5 million, respectively.

Amortization expense is projected as follows:

(In millions)	2010	2011	2012	2013	2014
	$5.1	$5.0	$4.5	$4.3	$4.2

The changes in the carrying amount of goodwill for the six months ended July 3, 2010, are as follows:

(In millions)	Water	Fueling
	Systems	Systems	Consolidated
Balance as of January 2, 2010	$108.4	$53.4	$161.8
Adjustments to prior year acquisitions	-	0.6	0.6
Foreign currency translation	(3.8)	-	(3.8)
Balance as of July 3, 2010	$104.6	$54.0	$158.6

The 2006 purchase agreement for Healy Systems, Inc. provided for additional payments of 5 percent of certain Healy Systems product sales through August 31, 2011.  Adjustments to prior year acquisitions primarily include those contingency commitments to the principal seller of Healy Systems, Inc.

5. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans – As of July 3, 2010, the Company maintained three domestic pension plans and one German pension plan.  The Company uses a December 31 measurement date for its plans.

The following table sets forth aggregated net periodic benefit cost for the second quarter and six months ended July 3, 2010 and July 4, 2009:

(In millions)	Pension Benefits		Pension Benefits
	Second Quarter Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Service cost	$0.7	$0.6	$1.4	$1.6
Interest cost	2.1	2.3	4.4	5.0
Expected return on assets	(2.6)	(2.4)	(5.2)	(5.6)
Loss	0.5	-	1.0	0.1
Prior service cost	-	0.1	0.1	0.2
Curtailment cost	-	-	0.9	-
Settlement cost	-	-	0.4	-
Total net periodic benefit cost	$0.7	$0.6	$3.0	$1.3

The following table sets forth other benefit cost for the second quarter and six months ended July 3, 2010 and July 4, 2009:

(In millions)	Other Benefits		Other Benefits
	Second Quarter Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Service cost	$-	$-	$-	$-
Interest cost	0.2	0.1	0.3	0.1
Obligation/asset	-	-	0.1	-
Curtailment cost	-	-	0.2	-
Total net periodic benefit cost	$0.2	$0.1	$0.6	$0.1

Through July 3, 2010, the Company made contributions to the plans of $10.5 million.  The amount of contributions to be made to the Plan during plan year 2009 will be finalized by September 15, 2010 based upon the plan’s year end valuation at December 31, 2009 and the desired funding level to be achieved as of December 31, 2010.

6. INCOME TAXES

The effective tax rate on income before income taxes in 2010 and 2009 varies from the United States statutory rate of 35 percent primarily due to the effects of state and foreign income taxes net of federal tax benefits, as well as changes to the reserve for uncertain tax positions, which relate mainly to the reduction in unrecognized tax benefits that were subject to indemnification in acquisition purchase agreements.

7. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

As of the beginning of fiscal year 2010, the Company had gross unrecognized tax benefits of $6.8 million, excluding accrued interest and penalties.  The unrecognized tax benefits were reduced by $0.2 million for state income tax liabilities and $3.3 million for federal tax liabilities based on evaluations during the first half of 2010.  The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $3.3 million as of July 3, 2010.  Of the unrecognized tax benefits, $1.0 million are related to acquisitions occurring prior to 2010 for which indemnification was provided for in the respective purchase agreements.  The effect of these tax benefits and the balance of unrecognized benefits, if recognized, on the effective tax rate would be the net unrecognized tax benefit of $2.9 million, which is net of the federal benefit for state tax of $0.4 million.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  The Company’s reserve for interest and penalties as of July 3, 2010 and as of January 2, 2010 was approximately $0.4 million and $0.7 million, respectively.  Interest and penalties recorded during the first half of 2010 were not considered significant.

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

8. DEBT

Debt consisted of the following:

(In millions)	July 3,	January 2,
	2010	2010
Prudential Agreement - 5.79 percent	$150.0	$150.0
Capital leases	1.0	1.2
Other Debt	0.5	0.7
	151.5	151.9
Less current maturities	(0.5)	(0.7)
Long-term debt:	$151.0	$151.2

The estimated fair value of long term debt was $161.9 million and $153.4 million at July 3, 2010 and January 2, 2010, respectively.  In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long term debt the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$150.5	$0.2	$0.3	$-	$-	$-	$150.0
Capital leases	1.0	0.3	0.4	0.3	-	-	-
	$151.5	$0.5	$0.7	$0.3	$-	$-	$150.0

9. EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	Second Quarter Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$11.0	$5.8	$18.2	$9.7

Denominator:
Basic
Weighted average common shares	23.3	23.1	23.2	23.0

Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.3	0.2	0.3	0.2

Adjusted weighted average common shares	23.6	23.3	23.5	23.2

Basic earnings per share	$0.47	$0.25	$0.79	$0.42

Diluted earnings per share	$0.47	$0.25	$0.78	$0.42

Anti-dilutive stock options	0.9	1.2	0.9	1.2

Anti-dilutive stock options price range – low	$28.82	$24.98	$28.82	$24.98
Anti-dilutive stock options price range – high	$48.87	$48.87	$48.87	$48.87

10. EQUITY ROLL FORWARD

The schedule below sets forth equity changes in the six months ended July 3, 2010:

(In thousands)
Description	Common	Additional Paid In Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
Balance as of January 2, 2010	$2,313	$119,133	$285,467	$(37,063)	$18,323	$2,037	$390,210	$7,393
Net income			18,237			273	18,510	267
Dividends on common stock			(5,918)				(5,918)
Common stock issued	15	2,345					2,360
Common stock repurchased or received for stock options exercised	(14)		(3,805)				(3,819)
Share based compensation	9	2,569					2,578
Tax benefit of stock options exercised		608					608
Currency translation adjustment					(15,436)	(279)	(15,715)	(976)
Pension liability, net of taxes				1,018			1,018
Balance as of July 3, 2010	$2,323	$124,655	$293,981	$(36,045)	$2,887	$2,031	$389,832	$6,684

11. OTHER COMPREHENSIVE INCOME

Comprehensive income is as follows:
(In millions)	Second Quarter Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net income	$11.3	$6.0	$18.8	$10.1
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(11.8)	16.3	(16.67)	14.3
Pension liability adjustment	0.6	0.1	1.0	0.5
Total comprehensive (loss)/ income	0.1	22.4	3.1	24.9
Less: Comprehensive (loss)/income attributable to noncontrolling interest	0.4	(0.1)	0.7	(0.5)
Comprehensive (loss)/income attributable to Franklin Electric Co., Inc.	$0.5	$22.3	$3.8	$24.4

12.  SEGMENT INFORMATION

Financial information by reportable business segment is included in the following summary:

(In millions)	Second Quarter Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	Net sales to external customers
Water Systems	$160.2	$134.5	$294.4	$249.3
Fueling Systems	30.2	30.8	56.0	65.8
Other	-	-	-	-
Consolidated	$190.4	$165.3	$350.4	$315.1
	Second Quarter Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	Operating income (loss)
Water Systems	$25.8	$15.3	$43.1	$24.5
Fueling Systems	1.8	4.9	6.2	11.9
Other	(9.2)	(9.4)	(18.5)	(17.8)
Consolidated	$18.4	$10.8	$30.8	$18.6

	July 3, 2010	January 2, 2010
	Total assets
Water Systems	$455.1	$431.9
Fueling Systems	199.3	195.1
Other	80.8	91.3
Consolidated	$735.2	$718.3

Prior year segment presentation has been reclassified to conform to current year segment presentation.

13.  CONTINGENCIES AND COMMITMENTS

In September 2006, the Company acquired Healy Systems, Inc.  During the first half of 2008, the Company completed a retrofit program in which it replaced a third-party-supplied component part in its Healy 900 Series nozzle, which is part of the Company’s Enhanced Vapor Recovery Systems installed in California gasoline filling stations.  In October 2008, the California Air Resources Board (“CARB”) issued a Notice of Violation (“NOV”) to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations. The Company then engaged in discussions with CARB in an attempt to resolve this matter and any related proceedings involving local air districts, but the parties have been unable to reach agreement.  The Company had received a similar NOV from the Sacramento Metropolitan Air Quality Management District in March 2008.  In July 2010 the Company entered into a tolling agreement with the South Coast Air Quality Management District and began discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency’s concerns.  Penalties awarded in proceedings brought by CARB or any individual air districts or payments resulting from a settlement of these matters, depending on the amount, could have a material effect on the Company’s results of operations.  Resolution of these matters is not expected to adversely affect the Company’s continuing sales of Enhanced Vapor Recovery Systems in California.

The Company has retained a portion of the purchase price and the earn-out payments otherwise due to James Healy (the principal former owner of Healy Systems) to satisfy the Company’s claims that Mr. Healy’s breaches of the purchase agreement led to the retrofit, the NOVs and regulatory concerns, and to satisfy other claims for indemnification under the purchase agreement.  In December 2008, Mr. Healy initiated litigation seeking recovery of the amounts retained by the Company.  The Company intends to defend vigorously its right to retain these amounts.  In addition, Franklin Fueling Systems, Inc. has filed a complaint against Mr. Healy for breach of a separate consulting agreement that was executed in connection with the acquisition.  That complaint has been consolidated with the original complaint, and Mr.  Healy has denied liability.  The parties have essentially completed discovery and a trial is set for October, 2010.

The Company is defending various claims and legal actions, including environmental matters, which have arisen in the ordinary course of business.  The Company recorded $3.8 million in expenses for legal matters during the quarter ended July 3, 2010.  The Company believes it has recognized the appropriate expenses that will be required to resolve the legal matters based on the current known facts. However, it should be noted that the final claim outcomes are not certain.

At July 3, 2010, the Company had $2.8 million of commitments primarily for the purchase of machinery and equipment and building expansions.

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

The changes in the carrying amount of the warranty accrual, as recorded in “Accrued liabilities” in the Company’s balance sheet for the six months ended July 3, 2010, are as follows:
Balance as of January 2, 2010	$8.8
Accruals related to product warranties	4.4
Reductions for payments made	(3.7)
Balance as of July 3, 2010	$9.5

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first six months ended July 3, 2010 and July 4, 2009 are as follows:

	July 3, 2010	July 4, 2009
Risk-free interest rate	1.61 - 3.20%	0.70 - 3.55%
Dividend yield	0.65 – 1.72%	1.32 – 2.04%
Weighted-average dividend yield	0.950%	1.670%
Volatility factor	0.355 – 0.398	0.377 – 0.548
Weighted-average volatility	0.396	0.398
Expected term	6.3 years	5.6 years
Forfeiture rate	2.698%	2.580%

A summary of the Company’s stock option plans activity and related information for the six months ended July 3, 2010 and July 4, 2009 follows:

(Shares in thousands)
	July 3, 2010		July 4, 2009
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding beginning of period	1,979	$26.80	1,439	$31.17
Granted	157	29.03	675	17.34
Exercised	(140)	16.99	-	-
Forfeited	(21)	42.33	(16)	38.88
Outstanding end of period	1,975	$27.49	2,098	$26.66
Expected to vest after applying forfeiture rate	1,943	$27.57	2,069	$26.73

Vested and exercisable end of period	1,214	$30.08	1,115	$29.36

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the six months ended July 3, 2010 is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding end of period	6.21	$9,037
Expected to vest after applying forfeiture rate	6.17	$8,819

Vested and exercisable end of period	4.73	$4,143

There were no options granted during the second quarter 2010. The total intrinsic value of options exercised during the second quarter ended July 3, 2010 and July 4, 2009 was $1.0 million and zero, respectively.  There were no share-based liabilities paid during the second quarter 2010.

As of July 3, 2010, there was $4.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan in the form of stock options. That cost is expected to be recognized over a weighted-average period of 2.37 years.

Stock Awards
A summary of the Company’s stock award activity and related information for the six months ended July 3, 2010 and July 4, 2009 is as follows:

(Shares in thousands)	July 3, 2010		July 4, 2009
Nonvested Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	72	$40.12	62	$44.12
Awarded	101	29.89	88	19.04
Vested	(36)	40.86	(74)	18.41
Forfeited	-	48.87	(1)	50.73
Nonvested at end of period	137	$32.58	75	$40.11

As of July 3, 2010, there was $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan in the form of stock awards. That cost is expected to be recognized over a weighted-average period of 2.82 years.

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

In June, 2010, management committed to a formal plan to sell the Siloam Springs property within a one year time frame and began an active search for a buyer.  In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10 Property, Plant, and Equipment, the Company has classified the manufacturing facility as “held for sale” and has suspended depreciation.  The carrying amount of the manufacturing facility on the Company’s books was written down to approximate the fair value less costs to sell based on third-party estimates.

The remaining production assets have also been classified as “held for sale” as there is a formal plan to sell the assets within a one year time frame and an active search for a buyer has begun.  The production assets were written down based on management and third-party estimates.  This amount approximates fair value less costs to sell.  Depreciation on these assets has been suspended.

The impairment of the land and production assets resulted in restructuring expense of $2.4 million in the second quarter ended July 3, 2010.

Costs incurred in the three months ended July 3, 2010 and six months ended July 3, 2010, included in the “Restructuring expense” line of the income statement, are as follows:
	Second Quarter Ended	Six Months Ended
(In millions)	July 3, 2010	July 3, 2010

Severance and other employee assistance costs	$0.4	$1.5
Equipment relocations	0.1	0.2
Asset impairment	2.4	2.4
Pension curtailment	-	1.0
Total	$2.9	$5.1

As of July 3, 2010 and July 4, 2009, there was $0.3 million and $0.7 million, respectively, in restructuring reserves, primarily for severance.

16.  SUBSEQUENT EVENT
Subsequent to the end of the second quarter, the Company amended its Second Amended and Restated  Note Purchase and Private Shelf Agreement (the “Prudential Agreement”) to increase its borrowing capacity by $25.0 million.  The Company now has available $50.0 million of borrowing capacity under the Prudential Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2010 VS. Second Quarter 2009

OVERVIEW

Sales and earnings for the second quarter of 2010 were up from the same quarter last year. The most significant factor was Water Systems revenue growth of about 19 percent versus the second quarter of 2009, which reflected volume improvements across all of its business units. Operating income increased about 71 percent but, more importantly, increased as a percent of net sales to 9.7 percent for the second quarter of 2010 from 6.5 percent for the second quarter of 2009 due primarily to operating leverage from Water Systems sales volume and lower material costs.  The Company achieved the increase in operating income despite recognizing expenses of $3.8 million related to various legal matters for Franklin Fueling Systems.

RESULTS OF OPERATIONS

Net Sales
	Q2 2010	Q2 2009	2010 v 2009
	Net Sales
Water Systems	$160.2	$134.5	$25.7
Fueling Systems	$30.2	$30.8	$(0.6)
Other	$-	$-	$-
Consolidated	$190.4	$165.3	$25.1

Net sales for the second quarter of 2010 were $190.4 million, an increase of $25.1 million or 15 percent compared to 2009 second quarter sales of $165.3 million. Consolidated sales improved from the prior year due to Water Systems revenue growth, which included broad based volume improvements in both the US and international Water Systems businesses offset by reduced Fueling Systems sales in California.

Net Sales-Water Systems
Water Systems sales worldwide were $160.2 million, up $25.7 million or 19 percent for the second quarter of 2010 compared to the same period for 2009.   Excluding foreign currency translation, sales increased $24.3 million or about 18 percent.  Sales price increases on Water Systems products, which the Company estimates averaged about 2.5 percent across product lines, also contributed to the  increase in sales revenues from the prior year.  Water Systems revenues represented about 84 percent of the Company’s total sales. All of the sales growth during the quarter was organic.

■
Water Systems sales in the US and Canada, which represent about half of the global Water Systems sales, rebounded from the depressed prior year levels.  Second quarter sales in the US and Canada grew by 19 percent versus second quarter 2009 and were within 4 percent of the record second quarter 2008 sales.

■
Water Systems sales performance was particularly strong in the developing regions of Latin America, Asia Pacific, and Southern Africa.  Together these regions represented about 30 percent of total Water Systems sales during the second quarter and grew by 31 percent versus the prior year second quarter.  The sales from Franklin Motobombas in Brazil were particularly strong, growing by 59 percent from the depressed level during the second quarter of the prior year, and by 8 percent versus second quarter 2008.  Sales in the Asia/Pacific region grew by 26 percent during the quarter as the Company expands its distribution network throughout Southeast Asia, portions of China, and Australia.  Sales in Taiwan were also strong due to the timing of customer orders.

■
Water Systems sales in Europe, the Mideast, and Northern Africa, which represent about 20 percent of the global Water Systems sales, increased by 4 percent compared to prior year. Excluding foreign currency translation effects, sales in this region increased by about 14 percent.   Revenues in Southern Europe declined due to general economic conditions combined with an unusually damp spring, but this decline was more than offset by growth in Northern Europe, the Mideast and Northern Africa.  Vertical S.p.A., the Italian-based supplier of stainless steel pumps and components that the Company acquired in early 2009, also continued to perform well, achieving double digit sales growth versus second quarter prior year.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $30.2 million, down $0.6 million or about 2 percent for the second quarter of 2010 compared to the same period for 2009.   Fueling Systems revenues represented about 16 percent of the Company’s total revenues.  Fueling Systems increased product prices on a global basis by an average of about 2 percent during the quarter. During the second quarter sales in the US and Canada were down by 10 percent, all attributable to the wind down of vapor control system purchases by station owners in California.  Fueling Systems sales in the US and Canada outside of California were up 9 percent and international Fueling Systems sales were up 29 percent versus the second quarter prior year led by strong demand for vapor control, fuel management, and pumping systems product lines in Asia.

Cost of Sales
Cost of sales as a percent of net sales for the second quarter of 2010 and 2009 was 66.1 percent and 70.3 percent, respectively. Correspondingly, the gross profit margin increased to 33.9 percent from 29.7 percent, up 420 basis points versus second quarter prior year. The Company’s consolidated gross profit was $64.5 million for the second quarter of 2010, up $15.3 million from the second quarter of 2009. The gross profit margin improvement was primarily due to sales volume leverage on fixed manufacturing costs and lower production costs led by lower material costs. About 250 basis points of the 420 basis point improvement in gross profit margin resulted from increased variable contribution margin as raw materials purchased at favorable price levels during the recession came through the profit and loss statement during the second quarter and from reduced direct labor and burden costs due to the consolidation of a significant portion of North American manufacturing into the factory complex in Linares, Mexico.  Operating leverage accounted for the balance of the overall 420 basis point improvements in the gross profit margin, as the Company was able to hold the growth rate of the fixed cost structure to a level that was significantly below the growth rate of sales.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (“SG&A”) expense as a percent of net sales for the second quarter of 2010 and 2009 was 22.6 percent and 21.0 percent, respectively. SG&A expenses increased by $8.5 million or about 25 percent in the second quarter of 2010 compared to second quarter last year, primarily as a result of the $3.8 million charge for various legal matters recognized in Franklin Fueling Systems, as well as the higher legal and professional fees of $1.8 million  relating to the Fueling Systems and other legal matters.    Other increases in SG&A included sales commissions of $1.0 million, compensation related expenses of $0.7 million and increased research and development expenditures over the prior year of $0.3 million.

Restructuring Expenses
Restructuring expenses for the second quarter of 2010 were $2.9 million. Restructuring expenses include asset write-downs, severance expenses and manufacturing equipment relocation costs and primarily relate to the closure of the Siloam Springs, Arkansas manufacturing facility that had been previously announced.  Approximately $2.4 million of these expenses were non-cash.  The Company is currently exploring additional restructuring opportunities, primarily in North America, and will provide investors an estimate of future charges when the plans for this restructuring are definitive.

Operating Income
Operating income was $18.4 million in the second quarter of 2010, up $7.6 million from $10.8 million for the second quarter 2009.
	Q2 2010	Q2 2009	2010 v 2009
	Operating income (loss)
Water Systems	$25.8	$15.3	$10.5
Fueling Systems	$1.8	$4.9	$(3.1)
Other	$(9.2)	$(9.4)	$0.2
Consolidated	$18.4	$10.8	$7.6

Operating Income-Water Systems
Water Systems operating income was $25.8 million in the second quarter 2010, an increase of 69 percent versus the second quarter 2009.  Operating margins for Water Systems increased to 16.1 percent of sales versus 11.4 percent in the second quarter 2009, primarily as a result of higher revenues, lower variable production cost and leverage on fixed costs.

Operating Income-Fueling Systems
Fueling Systems operating income was $1.8 million compared to $4.9 million in the second quarter 2009, and operating margins were 6.0 percent of sales in the second quarter 2010 compared to 15.9 percent of sales in the second quarter 2009. In the second quarter, Fueling Systems incurred $3.8 million in expenses for various legal matters, as well as legal and professional fees of $1.4 million incurred principally for these matters.  The expenses result from an agreement in principle with a key competitor to settle numerous patent, licensing and fair trade disputes; claims by both the California Air Resources Board and individual air districts in that state relating to components of Fueling Systems’ Vapor Recovery Systems products, as discussed in prior quarters; and other claims involving litigation with James Healy, who sold Healy Systems to the Company in 2006, regarding payments from an escrow fund and earn-out fees under the purchase agreement.  Certain of the amounts incurred in these matters, which are subject to indemnification provisions in the Healy purchase agreement, were not expensed and are also at issue in the Healy litigation.  See Part II, Item 1. Legal Proceedings for further information concerning certain of these matters.

As of the end of the second quarter, the Company believes that it has recognized the appropriate expenses that will be required to resolve these matters based on its evaluation of what the Company now knows about them.  However, it should be noted that the final outcomes for these issues and the final outcome for its claims of indemnification are not certain.

Operating Income-Other
Operating income other is composed primarily of unallocated general and administrative expenses.  These general and administrative expenses were lower in the second quarter of 2010 compared to prior year second quarter.

Interest Expense
Interest expense for the second quarter of 2010 was $2.3 million, a decrease of $0.1 million, compared to 2009 second quarter interest expense of $2.4 million.

Other Income or Expense
Other income or expense was a gain of $0.4 million for the second quarter of 2010 and a gain of $0.3 million for the second quarter 2009.  Included in other income for the second quarter of 2010 and 2009 was interest income of $0.3 million, primarily derived from the investment of cash balances in short-term US treasury and agency securities.  Also included in other income for the second quarter of 2010 was income from equity investments of $0.2 million.

Foreign Exchange
Foreign currency-based transactions produced a gain for the second quarter of 2010 and 2009 of $0.1 million and $0.3 million, respectively, primarily due to gains with the Canadian and Australian dollar rate changes relative to the US dollar offset by the euro rate changes relative to the US dollar.

Income Taxes
The provision for income taxes in the second quarter of 2010 and 2009 was $5.3 million and $2.9 million, respectively. The Company projects its full year effective tax rate, excluding discrete events, to be about 32.5 percent. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to the effects of state and foreign income taxes, net of federal tax benefits.

Net Income
Net income for the second quarter of 2010 was $11.3 million compared to 2009 second quarter net income of $6.0 million.  Net income attributable to Franklin Electric Co., Inc. for the second quarter of 2010 was $11.0 million, or $0.47 per diluted share, compared to 2009 second quarter net income attributable to Franklin Electric Co., Inc. of $5.8 million or $0.25 per diluted share.

First Half of 2010 VS First half of 2009

OVERVIEW

Sales for the first half of 2010 were up 11 percent from the first half of 2009.  Sales for the first half of 2010 increased due to higher Water Systems sales more than offsetting lower Fueling Systems sales due to reduced demand in California for vapor recovery systems.   Earnings increased in the first half of 2010 primarily due to the higher sales, improved operational performance and lower variable production cost, led by lower material cost.

RESULTS OF OPERATIONS

Net Sales
	YTD 6 2010	YTD 6 2009	2010 v 2009
	Net Sales
Water Systems	$294.4	$249.3	$45.1
Fueling Systems	$56.0	$65.8	$(9.8)
Other	$-	$-	$-
Consolidated	$350.4	$315.1	$35.3

Net sales for the first half of 2010 were $350.4 million, an increase of $35.3 million or 11 percent compared to the same period of 2009 sales of $315.1 million.  All sales growth was organic.   First half 2010 sales were higher by $11.4 million or about 4 percent versus the first half 2009 sales  due to foreign currency translations. Additionally, incremental sales related to price increases were $8.1 million or about 2.5 percent of sales.

Net Sales-Water Systems
Water Systems sales worldwide were $294.4 million, up $45.1 million or 18 percent for the first half of 2010 compared to the same half for 2009. Water Systems revenues represented about 84 percent of the Company’s total sales. Sales revenue increased by $11.4 million in the first half due to foreign exchange rate changes. The organic sales increase, excluding foreign currency translation, was $33.7 million or about 14 percent. In international markets, Water Systems sales increased organically by 14 percent as sales gains were particularly strong in developing regions, led by gains in the Latin America and Asia/Pacific regions. In the US and Canada, Water Systems sales increased organically by 13 percent rebounding from the depressed prior year levels.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $56.0 million, a decrease of $9.8 million or 15 percent for the first half of 2010 compared to the same half for 2009.  Fueling Systems revenues represented about 16 percent of the Company’s total revenues.  Fueling Systems sales in the United States and Canada declined by 28 percent during the first half of 2010 compared to the same half of 2009. This decline was due entirely to a decline of vapor recovery equipment sales in California.  Fueling Systems sales in the US and Canada outside of California were up 6 percent and international Fueling Systems sales were up 44 percent versus the first half of the prior year led by strong demand for vapor control, fuel management, and pumping systems product lines in Asia.

Cost of Sales
Cost of sales as a percent of net sales for the first half of 2010 and 2009 was 67.2 percent and 70.7 percent, respectively. Correspondingly, the gross profit margin increased to 32.8 percent from 29.3 percent up 350 basis points versus prior year. The Company’s consolidated gross profit was $114.9 million for the first half of 2010, up $22.5 million from the first half of 2009. The gross profit margin improvement was primarily due to sales volume leverage on fixed manufacturing costs and lower production costs led by lower material costs. About 290 basis points of the 350 basis point improvement in gross profit margin resulted from increased variable contribution margin as raw materials purchased at favorable price levels during the recession came through the profit and loss statement during the first half and from reduced direct labor and burden costs due to the consolidation of a significant portion of North American manufacturing into the factory complex in Linares, Mexico.  Operating leverage accounted for the balance of the overall 350 basis point improvements in gross profit margins, as the Company was able to hold the growth rate of the fixed cost structure to a level that was significantly below the growth rate of sales.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (“SG&A”) expense as a percent of net sales for the first half of 2010 and 2009 was 22.5 percent and 21.9 percent, respectively. SG&A expenses increased by $9.9 million or about 14 percent in the first half of 2010 compared to the first half of last year, primarily as a result of the $3.8 million charge for various legal matters recognized in Franklin Fueling Systems, as well as higher legal and professional fees of $2.4 million primarily relating to the Fueling Systems legal matters.  Other increases in SG&A included sales commissions of $1.4 million, compensation related expenses of $1.5 million and increased research and development expenditures over the prior year of $0.3 million.

Restructuring Expenses
Restructuring expenses for the first half of 2010 were $5.1 million. Restructuring expenses include asset write-downs, severance expenses, pension curtailment charges and manufacturing equipment relocation costs and primarily relate to the closure of the Siloam Springs, Arkansas manufacturing facility that had been previously announced.  Approximately $3.4 million of these expenses were non-cash.

Operating Income
Operating income was $30.8 million in the first half of 2010, up $12.2 million from $18.6 million in the first half of 2009.

	YTD 6 2010	YTD 6 2009	2010 v 2009
	Operating income (loss)
Water Systems	$43.1	$24.5	$18.6
Fueling Systems	$6.2	$11.9	$(5.7)
Other	$(18.5)	$(17.8)	$(0.7)
Consolidated	$30.8	$18.6	$12.2

Operating Income-Water Systems
Water Systems operating income was $43.1 million for the first half of 2010, up $18.6 million or 76 percent versus the same period a year ago.  Operating margins for Water Systems increased to 14.6 percent of sales versus 9.8 percent in the first half of 2009, primarily as a result of higher revenues, lower variable production cost and leverage on fixed costs.

Operating Income-Fueling Systems
Fueling Systems operating income was $6.2 million for the first half of 2010, down $5.7 million or 48 percent versus the first half of 2009.    Operating margins for Fueling Systems decreased to 11.1 percent of sales versus 18.1 percent in the first half of 2009, due to lower sales and legal matters discussed in the second quarter results. The expenses for legal matters of $3.8 million represent 6.8 percent of Fueling Systems sales in the first half of 2010.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  Other SG&A increases were due to higher Systems and Information Technology expenses of $1.0 million.

Interest Expense
Interest expense for the first half of 2010 and 2009 was $4.5 million and $4.8 million, respectively. Interest expense decreased in 2010 due to less debt.
Other Income or Expense
Other income or expense for the first half of 2010 was a loss of $1.8 million and in the first half of 2009 was $0.5 million income. Included in other income for the first half of 2010 and 2009 was interest income of $0.6 million and $0.5 million, respectively, primarily derived from the investment of cash balances in short-term US treasury and agency securities.  Also included in other income for the first half of 2010 was income from equity investments of $0.4 million.  Other income or expense for the first half 2010 also included the impact of the reversal of an uncertain tax position for $2.9 million related to an indemnified receivable from an acquisition in a prior year.  The adjustment for the reversal of the uncertain tax position did not have an impact on net income.  The uncertain tax position was originally recorded as a receivable from the sellers per the terms of the purchase agreement.  The receivable and the tax liability related to the uncertain tax position were reversed in 2010 as the statutory limit for audit of the tax return expired.  Excluding the reversal of the uncertain tax position, “other income or expense” in the first half of 2010 income statement would have been about $1.1 million income.

Foreign Exchange
Foreign currency-based transactions produced a gain for the first half of 2010 and 2009 of $0.3 million and $0.4 million, respectively, primarily due to gains with the Canadian and Australian dollar rate changes relative to the US dollar offset by the euro rate changes relative to the US dollar.

Income Taxes
The provision for income taxes in 2010 and 2009 was $6.0 million and $4.7 million, respectively. The “Other income/(expense)” and “Income tax” lines on the income statement as reported include the impact of the reversal of a pre-acquisition uncertain tax position for $2.9 million related to an acquisition in a prior year.  Excluding the reversal of the uncertain tax position, “Other income/(expense)” would have been about $1.1 million income, and “Income taxes” would have been about $8.9 million expense.  The Company projects its full year effective tax rate, excluding discrete events, to be about 32.5 percent. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to the effects of state and foreign income taxes, net of federal tax benefits.

Net Income
Net income for the first half of 2010 was $18.8 million compared to the same half of 2009 net income of $10.1 million.  Net income attributable to Franklin Electric Co., Inc. for the first half of 2010 was $18.2 million, or $0.78 per diluted share, compared to 2009 first half net income attributable to Franklin Electric Co., Inc. of $9.7 million or $0.42 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of liquidity are cash flows from operations and funds available under its committed, unsecured, revolving credit agreement maturing 2011 (the “Agreement”) and its amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”).  The Company has no scheduled principal payments on the Prudential Agreement until 2015.  As of July 3, 2010 the Company had no amounts currently outstanding and $117.8 borrowing capacity under the Agreement and $25.0 million of borrowing capacity under the Prudential Agreement.  Amounts available under the Agreement have been reduced by outstanding standby letters of credit.  Subsequent to the end of second quarter, the Company amended the Prudential Agreement to increase its available borrowing capacity to $50.0 million, see note 16 (Subsequent Event).  The recent volatility in the financial and credit markets has not impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, dividends, and debt service will be adequately funded from its cash flows from operations and existing credit agreements.  The Agreement and the Prudential Agreement do not contain any material adverse change or similar provisions that would accelerate the maturity of amounts drawn under either agreement. The Agreement and Prudential Agreement contain various customary conditions and covenants, which limit, among other things, borrowings, interest coverage, loans or advances and investments.  As of July 3, 2010, the Company was in compliance with all covenants.

The Company generated $22.1 million in cash from operations during the first half of 2010 versus $39.0 million in the first half of 2009.  The decrease was primarily attributable to higher accounts receivable.  Higher sales revenues increased cash used for accounts receivable by $30.9 million versus a use of cash of $11.9 million in the first half of the prior year.  Cash used for inventory in the first half was $4.7 million versus cash generated of $22.1 million from reducing inventories in the first half of 2009.  During the first half of 2009 the Company reduced its inventories consistent with the decreased demand for its products from the end markets.  The Company’s accounts payable also increased in the first half of 2010 consistent with increased production activity.

Net cash used in investing activities was $3.5 million in the first half ended July 3, 2010 compared to $22.4 million for the first half ended July 4, 2009.  The 2009 activities were primarily related to $16.8 million, net of cash acquired, used to acquire Vertical S.p.A on January 16, 2009.

Net cash used by financing activities of $7.4 million in the first half ended July 3, 2010 was primarily related to the repurchase of approximately 126,600 shares of the Company’s common stock for $3.5 million and the payment of $5.9 million in dividends to its common shareholders.  The 2009 activities were primarily related to payments on short term debt.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”  While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, raw material costs, technology factors, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks, all as described in the Company’s Securities and Exchange Commission filings, included in Part 1, Item 1A of the Company’s Annual Report on Form 10K for the fiscal year ended January 2, 2010, and in Exhibit 99.1 thereto.  Any forward-looking statements included in this Form 10-Q are based upon information currently available.  The Company does not assume any obligation to update any forward-looking information.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2006, the Company acquired Healy Systems, Inc.  During the first half of 2008, the Company completed a retrofit program in which it replaced a third-party-supplied component part in its Healy 900 Series nozzle, which is part of the Company’s Enhanced Vapor Recovery Systems installed in California gasoline filling stations.  In October 2008, the California Air Resources Board (“CARB”) issued a Notice of Violation (“NOV”) to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations. The Company then engaged in discussions with CARB in an attempt to resolve this matter and any related proceedings involving local air districts, but the parties have been unable to reach agreement.  The Company had received a similar NOV from the Sacramento Metropolitan Air Quality Management District in March 2008.  In July 2010 the Company entered into a tolling agreement with the South Coast Air Quality Management District and began discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency’s concerns.  Penalties awarded in proceedings brought by CARB or any individual air districts or payments resulting from a settlement of these matters, depending on the amount, could have a material effect on the Company’s results of operations.  Resolution of these matters is not expected to adversely affect the Company’s continuing sales of Enhanced Vapor Recovery Systems in California.

The Company has retained a portion of the purchase price and the earn-out payments otherwise due to James Healy (the principal former owner of Healy Systems) to satisfy the Company’s claims that Mr. Healy’s breaches of the purchase agreement led to the retrofit, the NOVs and regulatory concerns, and to satisfy other claims for indemnification under the purchase agreement.  In December 2008, Mr. Healy initiated litigation seeking recovery of the amounts retained by the Company.  The Company intends to defend vigorously its right to retain these amounts.  In addition, Franklin Fueling Systems, Inc. has filed a complaint against Mr. Healy for breach of a separate consulting agreement that was executed in connection with the acquisition.  That complaint has been consolidated with the original complaint, and Mr. Healy has denied liability.  The parties have essentially completed discovery and a trial is set for October, 2010.

These matters were previously described in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as set forth in Part 1, Item 1A, in the Company’s annual report on Form 10-K for the fiscal year ended January 2, 2010.  Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. During the second quarter of 2010, the Company repurchased 126,600 shares for $3.5 million.  The maximum number of shares that may still be purchased under the Company plan is 1,750,800.   All repurchased shares were retired.

The following table shows certain information related to the Company’s repurchases of common stock for the six months ended July 3, 2010, under the Company’s stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of share that may yet be purchased
April 4 - May 8	-	-	-	1,877,400
May 9 – June 5	52,700	$27.91	52,700	1,824,700
June 6 – July 3	73,900	$27.67	73,900	1,750,800
Total	126,600	$27.77	126,600	1,750,800

ITEM 6. EXHIBITS

See the Exhibit Index located on page 27.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
- 25 - Registrant

Date: August 6, 2010	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2010	By	/s/ John J. Haines
John J. Haines, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE SECOND QUARTER ENDED JULY 3, 2010

Number	Description

10.1 31.1
Amendment No. 3 to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated July 22, 2010, between the Company and Prudential Insurance Company of America and others (filed herewith)

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase