Form 10-Q
period 2010-10-02
FRANKLIN ELECTRIC CO INC
filed 2010-11-08
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	November 3, 2010
$.10 par value	23,209,516 shares

FRANKLIN ELECTRIC CO., INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
(In thousands, except per share amounts)

Net sales	$188,409	$166,007	$538,820	$481,082
Cost of sales	129,138	115,764	364,643	338,479
Gross profit	59,271	50,243	174,177	142,603
Selling, general and administrative expenses	39,596	33,817	118,599	102,898
Restructuring expenses	242	964	5,343	5,610
Operating income	19,433	15,462	50,235	34,095
Interest expense	(2,254)	(2,471)	(6,745)	(7,245)
Other income/(expense)	763	445	(1,066)	978
Foreign exchange gain/(loss)	(510)	(520)	(200)	(143)
Income before income taxes	17,432	12,916	42,224	27,685
Income taxes	4,960	4,094	10,973	8,801
Net income	12,472	8,822	31,251	18,884
Less: Net income attributable to noncontrolling interests	(253)	(190)	(793)	(579)
Net income attributable to Franklin Electric Co., Inc.	$12,219	$8,632	$30,458	$18,305

Per share data:
Basic earnings	$0.53	$0.37	$1.32	$0.79

Diluted earnings	$0.52	$0.37	$1.30	$0.79

Dividends per common share	$0.13	$0.13	$0.39	$0.38

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)	October 2,	January 2,
	2010	2010
ASSETS
Current assets:
Cash and equivalents	$122,149	$86,875
Receivables, less allowances of $2,826 and $2,464, respectively	78,807	62,847
Inventories:
Raw materials	57,932	53,889
Work-in-process	13,231	12,555
Finished goods	83,640	82,288
LIFO reserve	(14,832)	(14,328)
	139,971	134,404
Deferred income taxes	16,123	15,577
Other current assets	14,744	11,890
Total current assets	371,794	311,593

Property, plant and equipment, at cost:
Land and buildings	83,802	83,917
Machinery and equipment	180,562	188,543
Furniture and fixtures	20,557	18,772
Other	6,846	3,533
Total property, plant and equipment	291,767	294,765
Allowance for depreciation	(148,153)	(147,594)
Total property, plant and equipment, net	143,614	147,171

Assets held for sale	2,325	-
Intangible assets	90,300	88,912
Goodwill	165,162	161,761
Other assets	9,376	8,861
Total assets	$782,571	$718,298

See Notes to Condensed Consolidated Financial Statements.

(In thousands, except share amounts)	October 2,	January 2,
	2010	2010
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$49,761	$31,699
Accrued liabilities	64,578	44,261
Income taxes, net	7,990	6,448
Current maturities of long-term debt and short-term borrowings	2,112	735
Total current liabilities	124,441	83,143

Long-term debt	151,820	151,242
Deferred income taxes	12,014	3,266
Employee benefit plan obligations	63,008	74,179
Other long-term liabilities	8,195	8,865

Commitments and contingencies	-	-

Redeemable noncontrolling interest	7,414	7,393

Shareowners’ equity:
Common shares (65,000 shares authorized, $.10 par value)
outstanding (23,206 and 23,128, respectively)	2,321	2,313
Additional capital	125,768	119,133
Retained earnings	302,268	285,467
Accumulated other comprehensive loss	(16,629)	(18,740)
Total shareowners’ equity	413,728	388,173
Noncontrolling interest	1,951	2,037
Total equity	415,679	390,210
Total liabilities and equity	$782,571	$718,298

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Nine Months Ended
	October 2,	October 3,
	2010	2009
Cash flows from operating activities:
Net income	$31,251	$18,884
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,638	18,778
Share-based compensation	3,434	4,189
Deferred income taxes	9,047	1,493
(Gain)/loss on disposals of plant and equipment	(1,096)	2,940
Restructuring and asset impairment	2,459	-
Excess tax from share-based compensation arrangements	(667)	(61)
Changes in assets and liabilities:
Receivables	(10,769)	3,196
Inventories	(2,449)	39,988
Accounts payable and other accrued liabilities	31,507	(1,706)
Income taxes, net	1,374	6,904
Employee benefit plan obligations	(8,956)	(1,755)
Other, net	(4,553)	(4,561)
Net cash flows from operating activities	69,220	88,289

Cash flows from investing activities:
Additions to property, plant and equipment	(11,326)	(8,215)
Proceeds from sale of property, plant and equipment	1,591	64
Additions to other assets	(333)	-
Cash paid for acquisitions, net of debt and cash acquired	(11,771)	(16,767)
Net cash flows from investing activities	(21,839)	(24,918)

Cash flows from financing activities:
Proceeds from short-term debt	-	28,000
Repayment of short-term debt	-	(63,000)
Repayment of long-term debt	(712)	(734)
Proceeds from issuance of common stock	1,913	282
Excess tax from share-based compensation arrangements	667	61
Purchases of common stock	(4,390)	-
Dividends paid	(9,311)	(9,002)
Net cash flows from financing activities	(11,833)	(44,393)
Effect of exchange rate changes on cash	(274)	5,317
Net change in cash and equivalents	35,274	24,295
Cash and equivalents at beginning of period	86,875	46,934
Cash and equivalents at end of period	$122,149	$71,229

Cash paid for income taxes, net	$(373)	$6,242
Cash paid for interest	$6,754	$7,254

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$1,800	$25
Payable to seller of Healy Systems, Inc.	$599	$1,439
Payable to seller of Western Pumps, LLC	$-	$77
Stock in connection with stock option exercises, forfeitures, or stock retirements	$599	$-

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheet as of January 2, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of October 2, 2010 and for the third quarter and nine months ended October 2, 2010 and October 3, 2009, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the third quarter and nine months ended October 2, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011. For further information, including a description of Franklin Electric's critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended January 2, 2010.

2. ACQUISITIONS

In an agreement dated September 3, 2010, between Coverco S.r.l (a wholly owned subsidiary of the Company)  and PetroTechnik Limited and its subsidiaries (“Petrotechnik”), the Company acquired all of the outstanding shares of Petrotechnik, net of debt acquired, for approximately £8.4 million, $12.9 million at the then current exchange rate, subject to certain terms and conditions.  The consideration transferred to the sellers consisted of cash.

Petrotechnik, located in Suffolk, United Kingdom, is a leader in the lightweight and flexible underground pipe work systems which are used in a variety of fuel transfer applications and is also the United Kingdom’s leading designer and manufacturer of above and below ground fuel storage systems and pressure vessels.  Petrotechnik’s systems are internationally recognized as being the industry standard and provide the Company access to a worldwide customer base and access to growth territories.

The preliminary intangible assets of $8.5 million consist primarily of trade names, customer relationships, and goodwill.  All of the goodwill was recorded as part of the Fueling Systems segment and is not expected to be deductible for tax purposes.

The purchase price assigned to each major identifiable asset and liability was as follows:

(In millions)

Assets:

Current assets	$12.0
Property, plant and equipment	4.6
Intangible assets	5.1
Goodwill	3.4
Other assets Total assets	$0.1 25.2
Liabilities	(12.3)
Total purchase price	$12.9

The fair value of the identifiable intangible assets and property, plant and equipment are provisional amounts pending final valuations.  The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation.  Acquisition-related costs, included in selling, general and administrative expenses in the Company’s statement of income, were $0.5 million for the nine months ended October 2, 2010.

The results of operations of Petrotechnik were included in the Company’s consolidated statement of income, from its acquisition date through the third quarter ended October 2, 2010.  The difference between actual sales for the Company and proforma annual sales including Petrotechnik as if it were acquired at the beginning of the year was not material as a component of the Company’s consolidated sales for the nine months ending October 2, 2010.

3.  FAIR VALUE MEASUREMENTS

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

The Company designates the cash equivalents as Level 1, as they are Money Market accounts backed by Treasury Bills.  As of October 2, 2010, and January 2, 2010, our assets measured at fair value on a recurring basis were as follows:

(in millions)	October 2, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$11.1	$11.1	$-	$-

	January 2, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$11.1	$11.1	$-	$-

The following table summarizes information regarding the Company’s non-financial assets measured at fair value on a non-recurring basis:

	October 2, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Assets held for sale	$2.3	$-	$-	$2.3	$2.4
During the second quarter of 2010, the Company recorded the impairment as a restructuring expense on property, plant, and equipment relating to the Siloam Springs facility which is classified as held for sale.  The fair value was based on appraised values and management estimates less costs to sell.  See Note 16 (Restructuring) for discussion of the restructuring plans.

4. EQUITY INVESTMENTS

The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the face of the balance sheet. The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses and dividends. The carrying value of the investment was $8.5 million and $7.7 million as of October 2, 2010, and January 2, 2010, respectively.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income/(expense)” in the Company’s statements of income was $0.3 million and zero for the third quarter ended October 2, 2010 and October 3, 2009, respectively, and $0.7 million and $0.1 million for the nine months ended October 2, 2010 and October 3, 2009, respectively.

5. INTANGIBLE ASSETS AND GOODWILL

The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	October 2, 2010		January 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.9	$(4.7)	$8.0	$(4.3)
Supply agreements	4.4	(3.8)	7.2	(6.2)
Technology	7.3	(2.1)	7.2	(1.7)
Customer relationships	71.0	(12.1)	68.2	(9.5)
Other	1.2	(1.1)	2.1	(2.0)
Total	$91.8	$(23.8)	$92.7	$(23.7)

Unamortized intangibles:
Trade names	22.3	-	19.9	-
Total intangibles	$114.1	$(23.8)	$112.6	$(23.7)

Amortization expense related to intangible assets for the third quarter ended October 2, 2010 and October 3, 2009 was $1.3 million and $1.2 million, respectively, and for the nine months ended October 2, 2010 and October 3, 2009, $3.8 million and $3.7 million, respectively.

Amortization expense is projected as follows:

(In millions)	2010	2011	2012	2013	2014
	$5.3	$5.9	$5.5	$5.3	$5.1

The changes in the carrying amount of goodwill for the nine months ended October 2, 2010, are as follows:

(In millions)	Water	Fueling
	Systems	Systems	Consolidated
Balance as of January 2, 2010	$108.4	$53.4	$161.8
Acquisition	-	3.4	3.4
Adjustments to prior year acquisitions	-	0.9	0.9
Foreign currency translation	(1.0)	-	(1.0)
Balance as of October 2, 2010	$107.4	$57.7	$165.1

The 2006 purchase agreement for Healy Systems, Inc. provided for additional payments of 5 percent of certain Healy Systems product sales through August 31, 2011.  Adjustments to prior year acquisitions primarily include those contingency commitments to the principal seller of Healy Systems, Inc.

6. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans – As of October 2, 2010, the Company maintained three domestic pension plans and one German pension plan, (the “Pension Plans”).  The Company uses a December 31 measurement date for the Pension Plans.

The following table sets forth aggregated net periodic benefit cost for the third quarter and nine months ended October 2, 2010 and October 3, 2009:

(In millions)	Pension Benefits		Pension Benefits
	Third Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Service cost	$0.8	$1.1	$2.3	$2.5
Interest cost	2.1	2.7	6.5	7.4
Expected return on assets	(2.2)	(3.0)	(7.4)	(8.1)
Loss	0.4	0.1	1.4	0.2
Prior service cost	0.1	0.1	0.2	0.3
Curtailment cost	-	-	0.9	-
Settlement cost	-	-	0.4	-
Total net periodic benefit cost	$1.2	$1.0	$4.3	$2.3

The following table sets forth other benefit cost for the third quarter and nine months ended October 2, 2010 and October 3, 2009:

(In millions)	Other Benefits		Other Benefits
	Third Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Service cost	$-	$-	$-	$-
Interest cost	0.2	0.1	0.6	0.2

Curtailment cost	-	-	0.2	-
Total net periodic benefit cost	$0.2	$0.1	$0.8	$0.2

Through October 2, 2010, the Company made contributions to the Pension Plans of $14.3 million.  The amount of contributions to be made during plan year 2009 was finalized September 15, 2010 based upon the Pension Plans’ year-end valuation at December 31, 2009 and the desired funding level to be achieved as of December 31, 2009.

7. INCOME TAXES

The effective tax rate on income before income taxes in 2010 and 2009 varies from the United States statutory rate of 35 percent primarily due to the effects of state and foreign income taxes net of federal tax benefits, as well as, changes to the reserve for uncertain tax positions, which relate mainly to the reduction in unrecognized tax benefits that were subject to indemnification in acquisition purchase agreements.

8. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

As of the beginning of fiscal year 2010, the Company had gross unrecognized tax benefits of $6.8 million, excluding accrued interest and penalties.  The unrecognized tax benefits were reduced by $0.2 million for state income tax liabilities and $3.3 million for federal tax liabilities based on evaluations during the first three quarters of 2010.  The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $3.3 million as of October 2, 2010.  Of the unrecognized tax benefits, $1.0 million are related to acquisitions occurring prior to 2010 for which indemnification was provided for in the respective purchase agreements.  The impact of all unrecognized benefits on the effective tax rate, if recognized, would be the net unrecognized tax benefit of $2.9 million, which is net of the federal benefit for state tax of $0.4 million.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  The Company’s reserve for interest and penalties as of October 2, 2010 and as of January 2, 2010 was approximately $0.4 million and $0.7 million, respectively.  Interest and penalties recorded through the third quarter of 2010 were not considered significant.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

9. DEBT

Debt consisted of the following:

(In millions)	October 2,	January 2,
	2010	2010
Prudential Agreement - 5.79 percent	$150.0	$150.0
Capital leases	1.0	1.2
Other Debt	2.9	0.7
	153.9	151.9
Less current maturities	(2.1)	(0.7)
Long-term debt:	$151.8	$151.2

The estimated fair value of long term debt was $158.8 million and $153.4 million at October 2, 2010 and January 2, 2010 respectively.  In the absence of quoted prices in active markets considerable judgment is required in developing estimates of fair value.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long term debt the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$152.9	$1.6	$0.7	$0.6	$-	$-	$150.0
Capital leases	1.0	0.5	0.4	0.1	-	-	-
	$153.9	$2.1	$1.1	$0.7	$-	$-	$150.0

10. EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	Third Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$12.2	$8.6	$30.5	$18.3

Denominator:
Basic
Weighted average common shares	23.2	23.1	23.2	23.1

Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.3	0.3	0.3	0.2

Adjusted weighted average common shares	23.5	23.4	23.5	23.3

Basic earnings per share	$0.53	$0.37	$1.32	$0.79

Diluted earnings per share	$0.52	$0.37	$1.30	$0.79

Anti-dilutive stock options	0.9	0.8	0.9	1.1

Anti-dilutive stock options price range – low	$28.82	$32.19	$28.82	$29.95
Anti-dilutive stock options price range – high	$48.87	$48.87	$48.87	$48.87

11. EQUITY ROLL FORWARD

The schedule below sets forth equity changes in the nine months ended October 2, 2010:

(In thousands)
Description	Common	Additional Paid In Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
Balance as of January 2, 2010	$2,313	$119,133	$285,467	(37,063)	$18,323	$2,037	$390,210	$7,393
Net income			30,458			411	30,869	382
Dividends on common stock			(8,934)				(8,934)
Common stock issued	16	2,543					2,559
Common stock repurchased or received for stock options exercised	(17)		(4,723)				(4,740)
Share based compensation	9	3,425					3,434
Tax benefit of stock options exercised		667					667
Noncontrolling dividend						(377)	(377)
Currency translation adjustment					634	(120)	514	(361)
Pension liability, net of taxes				1,477			1,477
Balance as of October 2, 2010	$2,321	$125,768	$302,268	$(35,586)	$18,957	$1,951	$415,679	$7,414

12. OTHER COMPREHENSIVE INCOME

Comprehensive income is as follows:
(In millions)	Third Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Net income	$12.5	$8.8	$31.2	$18.9
Other comprehensive income, net of tax:
Foreign currency translation adjustments	16.8	10.4	0.2	24.6
Pension liability adjustment	0.5	0.1	1.5	0.6
Total comprehensive income	29.8	19.3	32.9	44.1
Less: Comprehensive income attributable to noncontrolling interest	(1.0)	(0.2)	(0.3)	(0.6)
Comprehensive income attributable to Franklin Electric Co., Inc.	$28.8	$19.1	$32.6	$43.5

13.  SEGMENT INFORMATION

Financial information by reportable business segment is included in the following summary:
(In millions)

	Third Quarter Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	Net sales to external customers
Water Systems	$152.9	$137.5	$447.2	$386.8
Fueling Systems	35.5	28.5	91.6	94.3
Other	-	-	-	-
Consolidated	$188.4	$166.0	$538.8	$481.1

	Third Quarter Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	Operating income (loss)
Water Systems	$22.3	$19.6	$65.7	$43.8
Fueling Systems	6.6	3.9	12.8	15.8
Other	(9.5)	(8.0)	(28.3)	(25.5)
Consolidated	$19.4	$15.5	$50.2	$34.1

	October 2, 2010	January 2, 2010
	Total assets
Water Systems	$464.0	$431.9
Fueling Systems	231.6	195.1
Other	87.0	91.3
Consolidated	$782.6	$718.3

Prior year segment presentation has been reclassified to conform to current year segment presentation.

14.  CONTINGENCIES AND COMMITMENTS

In August 2010, the California Air Resources Board (“CARB”) filed a civil complaint in the Los Angeles Superior Court against the Company and Franklin Fueling Systems, Inc. (a wholly-owned subsidiary of the Company).  The complaint relates to a third-party-supplied component part of the Company’s Healy 900 Series nozzle, which is part of the Company’s Enhanced Vapor Recovery (“EVR”) System installed in California gasoline filling stations.  This part, a diaphragm, was the subject of a retrofit during the first half of 2008.  As the Company has previously reported, in October 2008 CARB issued a Notice of Violation to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  The Company and CARB worked since 2008 to resolve the diaphragm matter without court action, but were unable to reach agreement.

The claims in the complaint mirror those that CARB presented to the Company in the Notice of Violation, and include a claim that the Company intentionally sold nozzles with a modified diaphragm without required CARB certification.  The Company believes that, throughout the period to which the complaint relates, it acted in full cooperation with CARB and in the best interests of CARB’s vapor emissions control program.  Although the complaint seeks penalties of at least $25 million, it is the Company’s position that there is no reasonable basis for penalties of this amount.

CARB’s filing of its suit does not have any effect on its certification of the Company’s EVR System or any other Franklin product, and so does not interfere with continuing sales.  CARB has never decertified the Company’s EVR System and does not propose to do so now.

In addition, as the Company has previously reported, the Sacramento Metropolitan Air Quality Management District issued a Notice of Violation to the Company concerning the diaphragm matter in March 2008, and in July 2010 the Company entered into a tolling agreement with the South Coast Air Quality Management District and began discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency’s concerns.

The Company remains willing to seek to discuss these matters and work towards resolving them.  The Company cannot predict the ultimate outcome of discussions to resolve these matters or any proceedings with respect to them.  Penalties awarded in the CARB or any air district proceedings or payments resulting from a settlement of these matters, depending on the amount, could have a material effect on the Company’s results of operations.

The Company acquired the Healy product line in September 2006 when it purchased Healy Systems, Inc.  As previously reported, the Company has withheld a portion of the purchase price and the earn-out payments otherwise due to James Healy (the principal former owner of Healy Systems) to satisfy its claim for indemnification with respect to the CARB and air district matters.  Mr. Healy has sued the Company for these funds and the case is presently set for trial in December of this year.  The Company believes it has a meritorious claim, but cannot predict the outcome of the case.

The Company is defending the matters described above and various other claims and legal matters, including environmental matters, which have arisen in the ordinary course of business.  The Company recorded $3.8 million in expense for legal matters during the second quarter of 2010.  The Company believes it has recognized the appropriate expense that will be required to resolve the legal matters based on the current known facts.  However, it should be noted that the final claim outcomes are not certain.

At October 2, 2010, the Company had $2.3 million of commitments primarily for the purchase of machinery and equipment and building expansions.

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

The changes in the carrying amount of the warranty accrual, as recorded in “Accrued liabilities” in the Company’s balance sheet for the nine months ended October 2, 2010, are as follows:

 (In millions)

Balance as of January 2, 2010	$8.8
Accruals related to product warranties	7.1
Reductions for payments made	(5.7)
Balance as of October 2, 2010	$10.2

15. SHARE-BASED COMPENSATION

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the nine months ended October 2, 2010 and October 3, 2009 are as follows:

	October 2, 2010	October 3, 2009
Risk-free interest rate	1.61 - 3.20%	0.70 - 3.55%
Dividend yield	0.65 – 1.72%	1.32 – 2.04%
Weighted-average dividend yield	0.950%	1.670%
Volatility factor	0.355 – 0.398	0.377 – 0.548
Weighted-average volatility	0.396	0.398
Expected term	6.3 years	5.6 years
Forfeiture rate	2.698%	2.580%

A summary of the Stock Plan activity and related information for the nine months ended October 2, 2010 and October 3, 2009, is as follows:

(Shares in thousands)
	October 2, 2010		October 3, 2009
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding beginning of period	1,979	$26.80	1,435	$31.13
Granted	157	29.03	675	17.34
Exercised	(149)	17.28	(14)	20.27
Forfeited	(41)	36.05	(71)	27.91
Outstanding end of period	1,946	$27.49	2,025	$26.72
Expected to vest after applying forfeiture rate	1,919	$27.57	2,001	$26.78

Vested and exercisable end of period	1,194	$30.09	1,095	$29.39

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the nine months ended October 2, 2010 is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding end of period	5.80	$15,540
Expected to vest after applying forfeiture rate	5.76	$15,238

Vested and exercisable end of period	4.22	$7,633

There were no options granted during the third quarter, 2010. The total intrinsic value of options exercised during the third quarter ended October 2, 2010 and October 3, 2009 was $0.1 million and $0.2 million, respectively.  There were no share-based liabilities paid during the third quarter 2010.

As of October 2, 2010, there was $4.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.17 years.

Stock Awards
A summary of the Company’s stock award activity and related information, for the nine months ended October 2, 2010 and October 3, 2009, is as follows:

(Shares in thousands)
	October 2, 2010		October 3, 2009
Nonvested Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	72	$40.12	62	$44.12
Awarded	101	29.89	88	19.04
Vested	(41)	41.31	(74)	18.41
Forfeited	-	48.87	(4)	48.59
Nonvested at end of period	132	$32.13	72	$39.86

As of October 2, 2010, there was $2.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.68 years.

16.  RESTRUCTURING

As a follow up to Phase 3 of the Global Manufacturing Realignment Program, the Company announced its plan to close its Siloam Springs, Arkansas manufacturing facility.  The Company has incurred pre-tax restructuring costs related to the facility closing including severance expenses, pension charges, and asset write-off costs of $3.5 million as of October 2, 2010.  While the closure was substantially complete as of the end of the third quarter 2010, there are assets held for sale that may incur future write-offs if they are not sold as anticipated.

In June, 2010, management committed to a formal plan to sell the Siloam Springs property within a one year time frame and began an active search for a buyer.  In accordance with the Financial Accounting Standards Board (“FASB”) Account Standards Codification (“ASC”) topic 360-10 Property, Plant, and Equipment, the Company has classified the manufacturing facility as “held for sale” and has suspended depreciation.  The carrying amount of the asset on the Company’s books was written down to approximate the fair value less costs to sell.

The remaining production assets have been classified as “held for sale” as there is a formal plan to sell the assets within a one year time frame and an active search for a buyer has begun.  The production assets were written down based on management and third party estimates in the second quarter of 2010.  This amount approximates fair value less costs to sell.  Depreciation on these assets has been suspended.
The impairment of the land and production assets resulted in restructuring expense of $2.4 million in the second quarter ended, July 3, 2010.

Costs incurred in the third quarter and nine months ended October 2, 2010, included in the “Restructuring expense” line of the income statement, are as follows:

	Third Quarter Ended	Nine Months Ended
(In millions)	October 2, 2010	October 2, 2010

Severance and other employee assistance costs	$0.2	$1.7
Equipment relocations	-	0.2
Asset impairment	-	2.4
Pension curtailment	-	1.0
Total	$0.2	$5.3

As of October 2, 2010 and October 3, 2009, there was $0.2 million and $0.3 million, respectively, in restructuring reserves, primarily for severance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2010 v Third Quarter 2009

OVERVIEW

Sales and earnings for the third quarter of 2010 were up from the same quarter last year.  Third quarter 2010 sales increased 13 percent compared to 2009 third quarter sales and third quarter 2010 diluted earnings per share increased 41 percent.  Earnings for the third quarter have increased primarily due to the increased revenue and operating leverage on fixed costs.  On September 3, 2010, Franklin Fueling Systems purchased all of the outstanding stock of Petrotechnik Limited for about $12.9 million, net of debt assumed.  Petrotechnik’s most recent consolidated annual sales were approximately $40 million.  The Company expects the acquisition to be accretive to earnings per share in 2010, but dilutive to operating income margins.

RESULTS OF OPERATIONS

Net Sales

	Q3 2010	Q3 2009	2010 v 2009
	Net Sales
Water Systems	$152.9	$137.5	$15.4
Fueling Systems	$35.5	$28.5	$7.0
Other	$-	$-	$-
Consolidated	$188.4	$166.0	$22.4

Third quarter sales were $188.4 million, up $22.4 million or 13 percent compared to $166.0 million in 2009.  Sales from businesses acquired during the last 12 months were $2.4 million or 1 percent.  Sales revenue decreased by $0.4 million in the quarter due to foreign currency translation.  Overall sales increased, exclusive of acquisitions and foreign currency translation, $20.4 million or 12 percent for the third quarter.

Net Sales-Water Systems
Water Systems sales worldwide were $152.9 million, up $15.4 million or 11 percent for the third quarter of 2010 compared to the same period for 2009. All of the Water Systems sales growth was organic.  Foreign currency translation reduced sales  by $0.1 million in the quarter. Water Systems sales in the U.S. and Canada represent about half of global Water Systems sales and grew by 16 percent versus the third quarter 2009.  In the U.S. and Canada, sales of groundwater pumping systems for residential applications increased by about 19 percent as a result of ongoing share gains.  Sales of large groundwater pumping systems for industrial and agricultural applications in the U.S. and Canadian market grew by about 27 percent during the third quarter, as the Company believes farm spending for products increased despite relatively wet weather in several important agricultural regions of the country. Internationally, Water Systems sales in the developing markets of Latin America, Asia Pacific and Southern Africa represented about 30 percent of total Water Systems sales and increased by 11 percent versus the third quarter 2009.   Sales in Europe, Middle East and North Africa were flat in U.S. dollars versus the third quarter 2009, but grew by about 10 percent in local currency.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $35.5 million, an increase of $7.0 million or about 25 percent for the third quarter of 2010 compared to the same period for 2009. Sales from businesses acquired during the last 12 months were $2.4 million or 8 percent.  Foreign currency translation reduced sales by $0.3 million or 1 percent in the quarter. The organic sales increase, excluding foreign currency translation and acquisitions, was $4.9 million or 17 percent. Excluding the Petrotechnik acquisition, third quarter sales were $33.1 million and grew by about 16 percent with about 8 percent growth in the U.S. and Canada and  about 41 percent growth in all other regions, with particular strength in Europe and Asia Pacific.  This strong sales performance is primarily the result of the growing need for filling station infrastructure in developing regions where the number of vehicles on the road is increasing rapidly.  This underlying growth rate is being enhanced by the global shift away from suction pumping systems in gas stations to pressure pumping—the pressure pumping system for gas stations was developed by Franklin Electric.

Cost of Sales
Cost of sales as a percent of net sales for the third quarter of 2010 and 2009 was 68.5 percent and 69.7 percent, respectively. The Company’s gross profit margin for the third quarter of 2010 and 2009 was 31.5 percent and 30.3 percent, respectively.  The Company’s consolidated gross profit was $59.3 million for the third quarter of 2010, up $9.1 million from $50.2 million in the third quarter of 2009.  The gross profit margin improvement was primarily due to leveraging fixed costs on higher sales.

Restructuring Expenses
Restructuring expenses for the third quarter of 2010 were approximately $0.2 million. Restructuring expenses include severance, asset write-downs, and manufacturing equipment relocation costs.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative expenses increased by $5.8 million or up 17 percent in the third quarter of 2010 compared to the third quarter last year. SG&A expense as a percent of net sales for the third quarter of 2010 and 2009 was 21.0 percent and 20.4 percent, respectively.  The SG&A expenses associated with the acquisition of Petrotechnik were $1.0 million, of which $0.5 million were costs to complete the transaction.  Excluding the acquisition, the Company’s overall SG&A expenses in the third quarter of 2010 increased by $4.8 million or up 14 percent to prior year third quarter.  The increase was primarily as a result of higher commissions, sales, marketing and compensation related costs combined totaling about $4.0 million.

Operating Income

	Q3 2010	Q3 2009	2010 v 2009
	Operating income (loss)
Water Systems	$22.3	$19.6	$2.7
Fueling Systems	$6.6	$3.9	$2.7
Other	$(9.5)	$(8.0)	$(1.5)
Consolidated	$19.4	$15.5	$3.9

Operating income was $19.4 million in the third quarter of 2010 up $3.9 million from the third quarter of 2009 operating income of $15.5 million.

Operating Income-Water Systems
Water Systems operating income was $22.3 million for the third quarter, up $2.7 million or 14 percent versus the third quarter of 2009.  Operating margin for Water Systems was 14.6 percent of sales versus 14.3 percent in the third quarter 2009, an improvement of 30 basis points compared to prior year.  Reduced restructuring expenses improved the operating margin by 50 basis points in third quarter of 2010 compared to the third quarter of 2009.  The Company’s sales and earnings have grown significantly during 2010, and as a result, management has increased the estimates for full year customer sales incentive programs as well as employee incentive compensation.  During the second half of 2009, the Company was reducing the estimates for these items because of the impact of the recession on the Company’s sales.   Raw material costs also increased as a percentage of sales during the quarter and reduced operating margin by 180 basis points, or an average material cost increase of 4 percent compared to the third quarter of the prior year.  Raw material costs are also expected to increase as a percent of sales compared to the fourth quarter prior year.  Price increases are being implemented in most global Water Systems markets over the next 90 days in order to offset the raw material and other cost increases.

Operating Income-Fueling Systems
Fueling Systems operating income was $6.6 million for the third quarter, up $2.7 million or 69 percent versus the third quarter of 2009.  Operating margin for Fueling Systems was 18.6 percent of sales versus 13.7 percent in the third quarter 2009, an improvement of 490 basis points compared to the prior year.  Operating leverage on higher sales volume contributed to the Fueling Systems margin increase.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.   Increases in general and administrative expenses were primarily expenses related to variable performance based compensation.

Interest Expense
Interest expense for the third quarter of 2010 and 2009 was $2.3 million and $2.5 million, respectively. Interest expense decreased in 2010 due primarily to less debt.

Other Income or Expense
Other Income for the third quarter of 2010 and 2009 was $0.8 million and $0.4 million income, respectively. Included in other income for the third quarter of 2010 and 2009 was interest income of $0.5 million and $0.3 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the third quarter of 2010 and 2009 of $0.5 million in both quarters, due to differences between the Czech crown to the euro, and  Mexican peso and Canadian dollar to the U.S. dollar.

Income Taxes
The provision for income taxes in the third quarter of 2010 and 2009 was $5.0 million and $4.1 million, respectively. The actual tax rates for the third quarter 2010 and 2009 were 28.5 percent and 32.0 percent, respectively.  The rates in both years were less than the full year projected effective tax rate of 32.5 percent due to discrete events involving adjustments related to prior estimates for foreign tax credits and adjustments to reserves for uncertain tax positions.  The full year projected effective tax rate of 32.5 percent differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits. The projected effective tax rate for the balance of 2010 continues to be 32.5 percent before discrete events.

Net Income
Net income for the third quarter of 2010 was $12.5 million compared to 2009 third quarter net income of $8.8 million.  Net income attributable to Franklin Electric Co., Inc. for the third quarter of 2010 was $12.2 million, or $0.52 per diluted share, compared to 2009 third quarter net income attributable to Franklin Electric Co., Inc. of $8.6 million or $0.37 per diluted share.

First Nine Months of 2010 VS First Nine Months of 2009

OVERVIEW

Sales for the first nine months of 2010 were higher than the first nine months of 2009 primarily due to organic growth in the Water segment and also due to foreign currency translation.    Earnings increased in the first nine months of 2010 primarily due to the higher sales.

RESULTS OF OPERATIONS

Net Sales
	YTD 9 2010	YTD 9 2009	2010 v 2009
	Net Sales
Water Systems	$447.2	$386.8	$60.4
Fueling Systems	$91.6	$94.3	$(2.7)
Other	$-	$-	$-
Consolidated	$538.8	$481.1	$57.7

Net sales for the first nine months of 2010 were $538.8 million, an increase of $57.7 million or 12 percent compared to the same period of 2009 sales of $481.1 million. Sales from businesses acquired during the last 12 months were $2.4 million or less than 1 percent.  Foreign currency translation increased revenue by $11.0 million or 2 percent in the first nine months of 2010.  Overall sales increased organically, exclusive of acquisitions and foreign currency translation, by $44.3 million or 9 percent for the first nine months of 2010 compared to the same period of 2009 primarily in Water Systems.

Net Sales-Water Systems
Water Systems sales worldwide were $447.2 million, up $60.4 million or 16 percent for the first nine months of 2010 compared to the same period of 2009. All of the Water Systems sales growth was organic.  Foreign currency translation increased sales revenue by $11.3 million or 3 percent in the first nine months of 2010. The organic sales growth, excluding foreign currency translation, was $49.1 million or about 13 percent.

Water Systems sales in the U.S. and Canada represent about half of global Water Systems sales and grew by about 15 percent versus the first nine months of 2009.  Internationally, Water Systems sales in the developing markets of Latin America, Asia Pacific and Southern Africa, represented about 30 percent of total Water Systems sales and increased by 24 percent in U.S. dollars versus the first nine months of 2009, or up 14 percent in local currency.  Sales in Europe, Middle East and North Africa were up about 4 percent in U.S. dollars versus the first nine months of 2009, but grew by about 9 percent in local currency.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $91.6 million, a decrease of $2.7 million or 3 percent for the first nine months of 2010 compared to the same period of 2009.  Sales from Petrotechnik were $2.4 million or 2 percent.  Foreign currency translation reduced sales revenue by $0.3 million in the first nine months of 2010. The organic sales decrease, excluding foreign currency translation and the acquisition, was $4.8 million or 5 percent. The decline was primarily caused by reduced sales of the Company’s vapor recovery products in the State of California.

Cost of Sales
Cost of sales as a percent of net sales for the first nine months of 2010 and 2009 was 67.7 percent and 70.4 percent, respectively. Correspondingly, the gross profit margin increased to 32.3 percent from 29.6 percent. The Company’s consolidated gross profit was $174.2 million for the first nine months of 2010, up $31.6 million from $142.6 million for the same period of 2009.  The gross profit margin improvement was primarily a result of higher revenues, lower variable production cost and leverage on fixed costs.  However, most of this improvement in lower variable production cost was in the first half of 2010 and has been offset by significant increases in material cost driven by higher commodity cost experienced the third quarter.

Selling, General and Administrative (“SG&A”)
SG&A expenses increased by $15.7 million or up 15 percent in the first nine months of 2010 compared to the first nine months of last year. SG&A expense as a percent of net sales for the first nine months of 2010 and 2009 was 22.0 percent and 21.4 percent, respectively.  The SG&A expenses associated with the acquisition of Petrotechnik were $1.0 million, of which $0.5 million were costs to complete the transaction.  Excluding the acquisition, the Company’s overall SG&A expenses in the first nine months of 2010 increased by $14.7 million or 14 percent compared to the prior year for the same period, primarily as a result of the $3.8 million charge for various legal matters recognized in Fueling Systems, as well as the higher legal and professional fees of $2.2 million primarily relating to the Fueling Systems legal matters.  Other increases in SG&A included higher commissions, sales, marketing and compensation related costs totaling about $6.2 million and increased research and development expenditures over the prior year of $0.3 million.

Restructuring Expenses
Restructuring expenses for the first nine months of 2010 and 2009 were approximately $5.3 million and $5.6 million, respectively. Restructuring expenses include asset impairments, severance expenses and manufacturing equipment relocation costs.

Operating Income

	YTD 9 2010	YTD 9 2009	2010 v 2009
	Operating income (loss)
Water Systems	$65.7	$43.8	$21.9
Fueling Systems	$12.8	$15.8	$(3.0)
Other	$(28.3)	$(25.5)	$(2.8)
Consolidated	$50.2	$34.1	$16.1

Operating income was $50.2 million in the first nine months of 2010, up $16.1 million from $34.1 million in the first nine months of 2009.

Operating Income-Water Systems
Water Systems operating income was $65.7 million for the first nine months of 2010, up $21.9 million or 50 percent versus the same period a year ago.  Operating margin for Water Systems was 14.7 percent of sales versus 11.3 percent in the same nine months of 2009. Operating margins for Water Systems increased during the first nine months of 2010 primarily as a result of higher revenues, lower variable production cost and leverage on fixed costs.  However, most of this improvement was in the first half of 2010 and the pace of improvement has slowed during the third quarter.

Operating Income-Fueling Systems
Fueling Systems operating income was $12.8 million for the first nine months of 2010, down $3.0 million or 19 percent versus the first nine months of 2009.  Operating margin for Fueling Systems was 14.0 percent of sales in the first nine months of 2010 versus 16.8 percent of sales in the same period of 2009.   The decline is all attributable to higher legal expenses and fees recognized in the second quarter of 2010.  In the second quarter, Fueling Systems incurred $3.8 million in expenses for various legal matters, as well as legal and professional fees of $1.4 million incurred principally for these matters.  The expenses for legal matters of $3.8 million represent 4.1 percent of Fueling Systems sales in the first nine months of 2010 and reduced operating income margin by 410 basis points.  The expenses result from an agreement in principle with a key competitor to settle numerous patent, licensing and fair trade disputes; claims by both the California Air Resources Board and individual air districts in that state relating to components of Fueling Systems’ Vapor Recovery Systems products, as discussed in prior quarters; and other claims involving litigation with James Healy, who sold Healy Systems to the Company in 2006, regarding payments from an escrow fund and earn-out fees under the purchase agreement.  Certain of the amounts incurred in these matters, which are subject to indemnification provisions in the Healy purchase agreement, were not expensed and are also at issue in the Healy litigation.  See Part II, Item 1, Legal Proceedings, for further information concerning certain of these matters.

 Operating Income-Other
Operating income other is composed primarily of unallocated general and administrative expenses.   Increases in general and administrative expenses were primarily expenses related to variable performance based compensation.

Interest Expense
Interest expense for the first nine months of 2010 and 2009 was $6.7 million and $7.2 million, respectively. Interest expense decreased in 2010 due to less debt.

Other Income or Expense
Other Income or Expense for the first nine months of 2010 was expense of $1.1 million and in the first nine months of 2009 was income of $1.0 million. Included in other income for the first nine months of 2010 and 2009 was interest income of $1.1 million and $0.8 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.  Also included in other income for the first half of 2010 was income from equity investments of $0.7 million.  Other income or expense for the first nine months of 2010 also included the impact of the reversal of an uncertain tax position for $2.9 million related to an acquisition in a prior year.  The adjustment for the reversal of the uncertain tax position did not have an impact on net income.  The uncertain tax position was originally recorded as a receivable from the sellers per the terms of the purchase agreement.  The receivable and the tax liability related to the uncertain tax position were reversed in 2010 as the statutory limit for audit of the tax return expired.  Excluding the reversal of the uncertain tax position, “other income or expense” in the first nine months of 2010 income statement would have been about $1.8 million income.

Foreign Exchange
Foreign currency-based transactions produced a loss of $0.2 million and $0.1 million, for the first nine months of 2010 and 2009, respectively, primarily due to losses with the Canadian and Australian dollar rate changes relative to the U.S. dollar offset by the euro rate changes relative to the U.S. dollar.

Income Taxes
The provision for income taxes in 2010 and 2009 was $11.0 million and $8.8 million, respectively. The “Other income/(expense)” and “Income tax” lines on the income statement as reported include the impact of the reversal of a pre-acquisition uncertain tax position for $2.9 million related to an acquisition in a prior year.  Excluding the reversal of the uncertain tax position, “Other income/(expense)” would have been about $1.8 million income, and “Income taxes” would have been about $13.9 million expense.  The Company projects its full year effective tax rate, excluding discrete events, to be about 32.5 percent.  Actual tax rates differ from the effective tax rate due to discrete events which include adjustments for estimates and adjustments to reserves for uncertain tax positions.  The effective tax rate differs from the United States statutory rate of 35 percent, generally due to the effects of state and foreign income taxes, net of federal tax benefits.

Net Income
Net income for the first nine months of 2010 was $31.3 million compared to the same nine months of 2009 net income of $18.9 million.  Net income attributable to Franklin Electric Co., Inc. for the first nine months of 2010 was $30.5 million, or $1.30 per diluted share, compared to 2009 first nine months net income attributable to Franklin Electric Co., Inc. of $18.3 million or $0.79 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of liquidity are cash flows from operations and funds available under its committed, unsecured, revolving credit agreement maturing 2011 (the “Agreement”) and its amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”).  The Company has no scheduled principal payments on the Prudential Agreement until 2015.  As of October 2, 2010 the Company had no amounts currently outstanding and $116.6 borrowing capacity under the Agreement and $50.0 million of borrowing capacity under the Prudential Agreement.  Amounts available under the Agreement have been reduced by outstanding standby letters of credit.  The recent volatility in the financial and credit markets has not impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, dividends, and debt service will be adequately funded from its cash flows from operations and existing credit agreements.  The Agreement and the Prudential Agreement do not contain any material adverse change or similar provisions that would accelerate the maturity of amounts drawn under either agreement. The Agreement and Prudential Agreement contain various customary conditions and covenants, which limit, among other things, borrowings, interest coverage, loans or advances and investments.  As of October 2, 2010, the Company was in compliance with all covenants.

The Company generated $69.2 million in cash from operations during the first nine months of 2010 versus $88.3 million in the first nine months of 2009.  During the first nine months of 2009 the Company reduced inventories by about $40.0 million as sales were declining due to recessionary market conditions. During the first nine months of 2010, inventories increased $2.4 million as sales excluding Petrotechnik, grew by $55.3 million, or 11 percent, compared to the prior year.  The Company’s accounts payable also increased in the first nine months of 2010 consistent with increased production activity.

Net cash used in investing activities was $21.8 million in the first nine months ended October 2, 2010, compared to $24.9 million for the first nine months ended October 3, 2009.  The 2010 activities related to $11.3 million spent on plant and equipment additions and the $11.8 million, net of debt and cash on hand, used to acquire Petrotechnik.  The 2009 activities were primarily related to $16.8 million, net of cash on hand, used to acquire Vertical S.p.A on January 16, 2009.

Net cash used by financing activities of $11.8 million in the first nine months ended October 2, 2010 was primarily related to the payment of $9.3 million in dividends and the repurchase of approximately 157,900 shares of the Company’s common stock for $4.4 million.  The 2009 activities were primarily related to payments on short-term debt.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”  While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, raw material costs, technology factors, integrations of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks, all as described in the Company’s Securities and Exchange Commission filings, included in Part 1, Item 1A of the Company’s Annual Report on Form 10K for the fiscal year ended January 2, 2010, and in Exhibit 99.1 thereto.  Any forward-looking statements included in this Form 10-Q are based upon information currently available.  The Company does not assume any obligation to update any forward-looking information.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2010, the California Air Resources Board (“CARB”) filed a civil complaint in the Los Angeles Superior Court against the Company and Franklin Fueling Systems, Inc. (a wholly-owned subsidiary of the Company).  The complaint relates to a third-party-supplied component part of the Company’s Healy 900 Series nozzle, which is part of the Company’s Enhanced Vapor Recovery (“EVR”) Systems installed in California gasoline filling stations.  This part, a diaphragm, was the subject of a retrofit during the first half of 2008.  As the Company has previously reported, in October 2008 CARB issued a Notice of Violation to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  The Company and CARB worked since 2008 to resolve the diaphragm matter without court action, but were unable to reach agreement.

The claims in the complaint mirror those that CARB presented to the Company in the Notice of Violation, and include a claim that the Company intentionally sold nozzles with a modified diaphragm without required CARB certification.  The Company believes that, throughout the period to which the complaint relate; it acted in full cooperation with CARB and in the best interests of CARB’s vapor emissions control program.  Although the complaint seeks penalties of at least $25 million, it is the Company’s position that there is no reasonable basis for penalties of this amount.

CARB’s filing of its suit does not have any effect on its certification of the Company’s EVR System or any other Franklin product, and so does not interfere with continuing sales.  CARB has never decertified the Company’s EVR System and does not propose to do so now.

In addition, as the Company has previously reported, the Sacramento Metropolitan Air Quality Management District issued a Notice of Violation to the Company concerning the diaphragm matter in March 2008, and in July 2010 the Company entered into a tolling agreement with the South Coast Air Quality Management District and began discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency’s concerns.

The Company remains willing to discuss these matters and work towards resolving them.  The Company cannot predict the ultimate outcome of discussions to resolve these matters or any proceedings with respect to them.  Penalties awarded in the CARB or any air district proceedings or payments resulting from a settlement of these matters, depending on the amount, could have a material effect on the Company’s results of operations.

The Company acquired the Healy product line in September 2006 when it purchased Healy Systems, Inc.  As previously reported, the Company has withheld a portion of the purchase price and the earn-out payments otherwise due to James Healy (the principal former owner of Healy Systems) to satisfy its claim for indemnification with respect to the CARB and Air District matters.  Mr. Healy has sued the Company for these funds and the case is presently set for trial in December of this year.  The Company believes it has a meritorious claim, but cannot predict the outcome of the case.

These matters were previously described in the Company’s Quarterly Reports on Form 10-Q for the quarters ended April 3, 2010 and July 3, 2010.  The Company recognized expenses in the second quarter of 2010 for these matters, among others.

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

In April 2007, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. During the third quarter of 2010, the Company repurchased 31,300 shares for $0.9 million.  The maximum number of shares that may still be purchased under the Company plan is 1,719,500.   All repurchased shares were retired.

The following table shows certain information related to the Company’s repurchases of common stock for the three months ended October 2, 2010, under the Company’s stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 4 – Aug. 7	31,300	$27.94	31,300	1,719,500
Aug. 8 – Sept. 4	-	-	-	1,719,500
Sept. 5 – Oct. 2				1,719,500
Total	- 31,300	$27.94	31,300	1,719,500

ITEM 6. EXHIBITS

See the Exhibit Index located on page 28.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: November 8, 2010	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2010	By	/s/ John J. Haines
John J. Haines, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRD QUARTER ENDED OCTOBER 2, 2010

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