Form 10-K
period 2011-01-01
FRANKLIN ELECTRIC CO INC
filed 2011-03-02
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
____________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011

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
YES ☒	NO 

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at July 3, 2010 (the last business day of the registrant’s most recently completed second quarter) was $633,987,587.  The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant's 401K Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 24, 2010:
 23,272,020 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2011 (Part III).

TABLE OF CONTENTS
Part I		Page
Item 1.	Business	4 – 6
Item 1A.	Risk Factors	7 - 9
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	10 – 11
Item 4.	Reserved
	Supplemental Item - Executive Officers of the Registrant	11-12

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	12-13
Item 6.	Selected Financial Data	14
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 – 26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 8.	Financial Statements and Supplementary Data	27 – 59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
Item 9A.	Controls and Procedures	60 – 61
Item 9B.	Other Information	62

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	62
Item 11.	Executive Compensation	62
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	62
Item 13.	Certain Relationships and Related Transactions, and Director Independence	62
Item 14.	Principal Accounting Fees and Services	62

Part IV
Item 15.	Exhibits, Financial Statement Schedules	63 – 64
Signatures		65
Exhibit Index		66 - 68

PART I

ITEM 1. BUSINESS

General
Franklin Electric Co., Inc. is an Indiana corporation founded in 1944 and incorporated in 1946 that, together with its subsidiaries, designs, manufactures and distributes groundwater and fuel pumping systems, composed primarily of submersible motors, pumps, electronic controls and related parts and equipment. The Company’s business consists of two reporting segments based on the principal end market served: the Water Systems segment and the Fueling Systems segment. The Company includes unallocated corporate expenses in an “Other” segment that together with Water and Fueling represent the Company.  Except where the context otherwise requires, “Franklin Electric” or the “Company”, shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

The Company’s products are sold worldwide.  The Company’s products are sold by its employee sales force and independent manufacturing representatives.  The Company offers normal and customary trade terms to its customers, no significant part of which is of an extended nature. Special inventory requirements are not necessary, and customer merchandise return rights do not extend beyond normal warranty provisions.

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

Water Systems Segment
Water Systems is a global leader in the production and marketing of groundwater pumping systems and is a technical leader in submersible motors, pumps, drives, electronic controls, and monitoring devices. The Water Systems segment designs, manufactures and sells motors, pumps, electronic controls and related parts and equipment primarily for use in groundwater and wastewater applications and, through the Fueling Segment, for fuel transfer applications.

Water Systems motors and pumps are used principally for pumping fresh water and wastewater in a variety of residential, agricultural and industrial applications.  Water Systems also manufactures electronic drives and controls for the motors which control functionality and provide protection from various hazards, such as electric surges, over-heating, or dry wells and tanks.

Beginning in 2004, the Company changed its North American business model to sell Water Systems products directly to wholesale distributors.  Previously, the Company sold its Water Systems products primarily to pump OEMs (i.e., the Company was primarily a supplier of submersible motors and controls to the OEMs) who then re-sold the Water Systems products, usually combined with pumps and related products, to the wholesale distributors.  To facilitate this transition, the Company acquired several pump manufacturers during and since 2004 (most significantly, JBD Pump Company in 2004 and Little Giant Pump Company in 2006).  As of the end of fiscal year 2004, approximately 42 percent of the Company’s consolidated sales were attributable to two customers, both of which were pump OEMs.  Customer sales concentration declined from 2004 to 2006, and since 2007, no single customer accounted for more than 10 percent of the Company’s consolidated sales.

The Company further expanded its global market penetration by acquisitions in developing regions (Pump Brands (Pty) Limited in South Africa in 2007 and Industrias Schneider SA in Brazil in 2008).  Sales in developing regions increased more than 400 percent in total from 2002 to 2010 and represent about 40 percent of Water Systems sales in 2010.  About 60 percent of this growth was organic and about 40 percent was from acquisitions.

Water Systems products are sold in highly competitive markets. Water Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The

Company’s principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc., and ITT Corporation.

2010 Water Systems research and development expenditures were primarily related to the following activities:
•	SubDrive® InLine 1100 Booster Pump
•	Volt-X Motor – Dual Voltage motor configurable between 230V and 460V
•	MH Booster – Multi-Stage Horizontal Booster
•	Convertible VersaJet – Convertible jet pump with interchangeable faceplates for retrofit installations
•	STS 6” Sub Turbine – Sand resistant submersible turbine pump
•	SubDrive2W – Constant pressure controller for submersible 2-wire pumps
•	New aluminum engine driven pump product line
•	New pumping system for extracting natural gas from coal seams
•	New solar power groundwater pumping system

Fueling Systems Segment
Fueling Systems is a global leader in the production and marketing of fuel pumping systems, fuel containment systems, and monitoring and control systems. This segment designs, manufactures and sells pumps, pipe, sumps, fittings, vapor recovery components, electronic controls, monitoring devices and related parts and equipment primarily for use in submersible fueling system applications.

The Company has expanded its product offerings through internal development and acquisitions.  The most notable acquisition was Healy Systems, Inc. in 2006 whose products included fueling dispenser nozzles and complete vapor recovery systems.  The vapor recovery systems and components enjoyed particular success in California from late 2007 to early 2009, due to California Air Resource Board certification requirements for conversion of fuel dispensing stations to certified dispensers such as those of Healy Systems.  This conversion was largely completed in 2009.  All products, including vapor recovery systems, are sold internationally.

During the third quarter of 2010, the Company acquired PetroTechnik Limited and its subsidiaries (“Petrotechnik”), a designer and supplier of underground flexible pipe systems and manufacturer of above and below ground fuel storage systems and pressure vessels in England.  Petrotechnik’s systems provide the Company access to a worldwide customer base and growth territories.  Petrotechnik’s sales were not material as a component of the Company’s consolidated sales for 2010.

Fueling Systems products are sold in highly competitive markets. Fueling Systems competes in each of its targeted markets based on product design, quality of products and services, performance availability and price. The Company’s principal competitors in the petroleum equipment industry are Danaher Corporation and Dover Corporation.

2010 Fueling Systems research and development expenditures were primarily related to the following activities:
•	Several enhancements to the FMS T5 Series tank gauge controls including a new thermal printer, statistical line leak detection scheme and enhancements to the in-tank leak detection system
•	Ongoing work on a new line of conventional and vapor recovery nozzles and related equipment for use in international markets
•	Expansion of the product offering with products designed specifically for use with biofuels such as E85 and biodiesel
•	Development of a new fusion welded piping system

Research and Development
The Company incurred research and development expense as follows:

(In millions)	2010	2009	2008
Research and development expense	$7.5	$6.9	$6.8

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

Employees
The Company employed approximately 3,470 persons at the end of 2010.

Backlog
The dollar amount of backlog by segment was as follows:

(In millions)	February 18, 2011	February 18, 2010
Water Systems	$41.6	$35.8
Fueling Systems	10.9	2.7
	$52.5	$38.5

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2011.  The Company’s sales in the first quarter are generally less than its sales in other quarters due to generally lower construction activity during that period in the northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

Environmental Matters
The Company believes that it is in compliance with all applicable federal, state and local laws concerning the discharge of material into the environment, or otherwise relating to the protection of the environment. The Company has not experienced any material costs in connection with environmental compliance, and, subject to the disclosure in Item 3- Legal Proceedings, does not believe that such compliance will have any material adverse effect upon the financial position, results of operation, cash flows, or competitive position of the Company.

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

The Company’s acquisition strategy entails expense, integration risks, and other risks that could affect the Company’s earnings and financial condition.  One of the Company’s continuing strategies is to increase revenues and expand market share through acquisitions that will provide complementary Water and Fueling Systems products.  The Company spends significant time and effort expanding existing businesses through identifying, pursuing, completing, and integrating acquisitions, which generate expense whether or not the acquisitions are actually completed. Competition for acquisition candidates may limit the number of opportunities and may result in higher acquisition prices.  There is uncertainty related to successfully acquiring, integrating and profitably managing additional businesses without substantial costs, delays or other problems.  There can also be no assurance that acquired companies will achieve revenues, profitability or cash flows that justify the investment in them.  Failure to manage or mitigate these risks could adversely affect the Company’s results of operations and financial condition.

The Company’s products are sold in highly competitive markets, by numerous competitors whose actions could negatively impact sales volume, pricing and profitability.  The Company is a global leader in the production and marketing of groundwater and fuel pumping systems.  End user demand, distribution relationships, industry consolidation, new product capabilities of the Company’s competitors or new competitors, and many other factors contribute to a highly competitive environment.  Additionally, some of the Company’s competitors have substantially greater financial resources than the Company.  Although the Company believes that consistency of product quality, timeliness of delivery, service, and continued product innovation, as well as price, are principal factors considered by customers in selecting suppliers, competitive factors previously described may lead to declines in sales or in the prices of all the Company’s products which could have an adverse impact on its results of operations and financial condition.

Reduced housing starts adversely affect demand for the Company’s products, thereby reducing revenues and earnings.  Demand for certain Company products is affected by housing starts.  Continuation of the decline in housing starts over the last few years or a continuation or deepening of the general slowdown in the United States or other economies in the international markets the Company serves could reduce demand and adversely impact gross margins and operating results.

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

Transferring operations of the Company to low cost regions may not result in the intended cost benefits.  The Company is continuing its rationalization of manufacturing capacity between all existing manufacturing facilities and the manufacturing complexes in low cost regions such as Mexico, the Czech Republic and China.  To implement this strategy, the Company must complete the transfer of assets and intellectual property between operations.  Each of these transfers involves the risk of disruption to the Company’s manufacturing capability, supply chain and, ultimately, to the Company’s ability to service customers and generate revenues and profits.

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

Certain Company products are subject to regulation and government performance requirements in addition to the warranties provided by the Company.  The Company’s product lines have expanded significantly and certain products are subject to government regulations and standards for manufacture, assembly, and performance in addition to the warranties provided by the Company.  The Company’s failure to meet all such standards or perform in accordance with warranties could result in significant warranty or repair costs, lost sales and profits, damage to the Company’s reputation, and fines or penalties from Governmental organizations.  The claims made by the California Air Resources Board and certain local air districts in California, described in Item 3-Legal Proceedings, are examples of the issues that can arise under these laws and regulations.  Changes to these standards may require the Company to modify its business objectives and incur additional costs to comply.

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
Since the Company operates in different countries and is subject to taxation in different jurisdictions, the Company’s future effective tax rates could be impacted by changes in such countries’ tax laws or their interpretations.  Both domestic and international tax laws are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings.  The application of these tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty.  Proposed changes to the U.S. international tax laws would limit U.S. deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit and “check-the-box” rules.  The Company cannot predict whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law.  If the U.S. tax laws change in a manner that increases the Company’s tax obligation, it could result in a material adverse impact on the Company’s results of operations and financial condition.

Additional Risks to the Company
The Company is subject to various risks in the normal course of business. Exhibit 99.1 sets forth risks and other factors that may affect future results, including those identified above, and is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company maintains its principal executive offices in Bluffton, Indiana (leased).

Manufacturing plants or primary distribution centers in the Water Systems segment are located in Australia (leased), Brazil (owned), Canada (leased), China (leased), The Czech Republic (owned), Germany (owned), Italy (leased), Japan (leased), Mexico (owned), Republic of Botswana (leased), South Africa (owned), and the United States.  Within the United States, significant manufacturing and primary distribution facilities are located in Little Rock, Arkansas (leased), Wilburton, Oklahoma (owned); and Oklahoma City, Oklahoma (owned).

Manufacturing plants or primary distribution centers in the Fueling Systems segment are located in the following countries: China (leased), England (leased), Germany (owned), South Africa (owned), and the United States.  Within the United States, a significant manufacturing facility is located in Madison, Wisconsin (leased).

The Company also maintains leased warehouse facilities in Bluffton, Indiana; Fresno, California; Sanford, Florida; Winnipeg, Manitoba, Canada; and Bolton, Ontario, Canada.

In the Company’s opinion, its facilities are suitable for their intended use, adequate for the Company’s business needs, and in good condition.

ITEM 3. LEGAL PROCEEDINGS
In August 2010, the California Air Resources Board (“CARB”) filed a civil complaint in the Los Angeles Superior Court against the Company and Franklin Fueling Systems, Inc. (a wholly-owned subsidiary of the Company).  The complaint relates to a third-party-supplied component part of the Company’s Healy 900 Series nozzle, which is part of the Company’s Enhanced Vapor Recovery (“EVR”) Systems installed in California gasoline filling stations.  This part, a diaphragm, was the subject of a retrofit during the first half of 2008.  As the Company has previously reported, in October 2008 CARB issued a Notice of Violation to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  The Company and CARB have worked since 2008 to resolve the diaphragm matter without court action, but were unable to reach agreement.

The claims in the complaint mirror those that CARB presented to the Company in the Notice of Violation, and include claims that the Company negligently and intentionally sold nozzles with a modified diaphragm without required CARB certification.  The Company believes that, throughout the period to which the complaint relates, it acted in full cooperation with CARB and in the best interests of CARB’s vapor emissions control program.  Although the complaint seeks penalties of at least $25 million, it is the Company’s position that there is no reasonable basis for penalties of this amount.

In addition, as the Company has previously reported, the Sacramento Metropolitan Air Quality Management District (“SMAQMD”) issued a Notice of Violation to the Company concerning the diaphragm matter in March 2008.  Discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency’s concerns did not result in agreement, and in November 2010 SMAQMD filed a civil complaint in the Sacramento Superior Court, mirroring the claims brought by CARB with respect to the diaphragm issue and also alleging violation of SMAQMD rules.  SMAQMD’s suit asks for at least $5 million in penalties for the violations claimed in its jurisdiction.

In July 2010, the Company entered into a tolling agreement with the South Coast Air Quality Management District (“SCAQMD”) and began discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency’s concerns.  Those discussions did not result in agreement and in December 2010, SCAQMD filed a civil complaint against the Company in Los Angeles Superior Court.  The complaint alleges violations of California statutes and regulations, similar to the complaint filed by CARB, as well as violation of SCAQMD rules, and seeks penalties of at least $12.5 million.  The SCAQMD complaint does not allege an intentional violation of any statute, rule, or regulation.

The Company believes that there is no reasonable basis for the amount of penalties claimed in the SMAQMD and SCAQMD suits.  The Company has answered the SMAQMD and SCAQMD complaints, as well as the CARB complaint, denying liability and asserting affirmative defenses.

Neither CARB’s filing of its suit nor the air district suits have any effect on CARB’s certification of the Company’s EVR System or any other products of the Company or its subsidiaries, and so do not interfere with continuing sales.  CARB has never decertified the Company’s EVR System and does not propose to do so now.

The Company remains willing to discuss these matters and work toward resolving them.  The Company cannot predict the ultimate outcome of discussions to resolve these matters or any proceedings with respect to them.  Penalties awarded in the CARB or any air district proceedings or payments resulting from a settlement of these matters, depending on the amount, could have a material effect on the Company’s results of operations.

The Company acquired the Healy product line in September 2006 when it purchased Healy Systems, Inc.  As previously reported, the Company withheld a portion of the purchase price and the earn-out payments otherwise due to James Healy (the principal former owner of Healy Systems) against its claim for indemnification with respect to the diaphragm matter.  Mr. Healy sued the Company in U.S. District Court in New Hampshire, claiming these funds.  In December 2010, the Court ruled, after trial, that the Company was not entitled to indemnification for the diaphragm matter.  The Court also ruled that Mr. Healy is entitled to prejudgment interest on certain of the withheld funds.

Without prejudicing the Company’s right to appeal the Court’s rulings (which have not yet been reduced to judgment), the Company released the funds withheld on account of the diaphragm matter in January 2011, and in December 2010 recognized a charge of $1.2 million reflecting attorneys’ fees for Mr. Healy, on which the Court has not yet ruled, and prejudgment interest.  The Company is discussing with Mr. Healy a final resolution of their disputes, including Mr. Healy’s indemnification obligations with respect to a separate patent matter, and the parties have agreed to defer further action in the case for a time to allow those discussions to proceed.

On July 31, 2009, Sta-Rite Industries, LLC and Pentair, Inc. filed an action against the Company in the U.S. District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products and seeking damages in excess of $10 million for each claimant.  The Company has denied liability, is defending the case vigorously, and has filed a counterclaim alleging Sta-Rite and Pentair's breach of the same Settlement Agreement.  Discovery has concluded and each side has filed a motion for summary judgment, seeking dismissal of the other's claims.  Those motions are currently pending.  The Company cannot predict the ultimate outcome of this litigation, and any settlement or adjudication of this matter, depending on the amount, could have a material effect on the Company’s results of operations.

EXECUTIVE OFFICERS OF THE REGISTRANT
Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of January 1, 2011 are as follows:

Name	Age	Position Held	Period Holding Position
R. Scott Trumbull	62	Chairman of the Board and Chief Executive Officer	2003-present
Gregg C. Sengstack	52	Senior Vice President and President Fueling and International Water Group	2005-present
Robert J. Stone	46	Senior Vice President and President, Americas Water Systems Group	2007-present
		Vice President of Sales, Marketing, and Engineering, Western Hemisphere Water Systems	2004-2007
Daniel J. Crose	62	Vice President, Global Water Product Supply	2009-present
		Vice President and Director, North American Operations	2003-2009
Delancey W. Davis	45	Vice President, Franklin Electric and President US/Canada Business Unit	2009-present
		Vice President and Business Unit Manager, US/Canada Water Systems	2008-2009
		Vice President and Director of Sales, Western Hemisphere Water Systems	2005-2008
John J. Haines	47	Vice President, Chief Financial Officer, and Secretary	2008-present
		Managing Director and Chief Executive Officer, HSBC Auto Finance, a provider of consumer automobile financing	2004-2008
Thomas J. Strupp	57	Vice President, Global Human Resources	2010-present
		Vice President, Franklin Electric and President, Consumer and Specialty Markets Business Unit	2009-2010
		Vice President, Franklin Electric and President, Water Transfer Systems	2008-2009
		Vice President, Chief Financial Officer, Secretary, and President Water Transfer Systems	2005-2008
Steven W. Aikman	51	Vice President, Global Water Systems Engineering	2010 - present
		Chief Engineer – Fuel Handling Products, Delphi Corporation, a global supplier for the automotive, computing, communications, energy, and consumer accessories markets	2003 - 2010

All executive officers are elected annually by the Board of Directors at the Board meeting held in conjunction with the annual meeting of shareowners. All executive officers hold office until their successors are duly elected or until their death, resignation, or removal by the Board.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The number of shareowners of record as of February 24, 2011 was 1,061. The Company's stock is traded on NASDAQ Global Select Market: Symbol FELE.

Dividends paid and the price range per common share as quoted by the NASDAQ Global Select Market for 2010 and 2009 were as follows:

DIVIDENDS PER SHARE			PRICE PER SHARE
	2010	2009	2010		2009
			Low	High	Low	High
1st Quarter	$.125	$.125	$24.93	$30.95	$17.12	$30.55
2nd Quarter	$.13	$.125	$27.04	$36.59	$21.50	$27.18
3rd Quarter	$.13	$.125	$27.62	$34.40	$22.80	$34.50
4th Quarter	$.13	$.125	$32.43	$41.79	$26.61	$29.96

Issuer Purchases of Equity Securities:
The following table shows certain information related to the Company’s repurchases of common stock for the three months ended January 1, 2011, under the Company’s stock repurchase program.  These shares were purchased in a privately negotiated transaction.  The purchase price for the shares was determined pursuant to the Stock Redemption Agreement as the average of the highest and lowest closing price over the prior 20 trading days.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
Oct. 3 – Nov. 6	-	-	-	1,719,500
Nov. 7 - Dec. 4	-	-	-	1,719,500
Dec. 5 – Jan. 1	$68,587	$36.45	68,587	1,650,913
Total	$68,587	$36.45	68,587	1,650,913

STOCK PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Palisades U.S. Water Index and the Russell
2000 Index.  The Company chose to start using the Palisades U.S. Water Index in 2010 as it was considered a more relevant index than the previously used S&P 500 Index.

Hypothetical $100 invested on January 1, 2006 in Franklin Electric Common Stock, Palisades U.S. Water Index and Russell 2000 Index, assuming reinvestment of dividends.

FELE	$100	$130	$98	$72	$75	$101
Palisades U.S. Water	$100	$121	$145	$100	$117	$132
Russell 2000	$100	$118	$116	$77	$98	$124

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the Company’s consolidated financial statements. The information set forth below is not necessarily indicative of future operations.

FIVE YEAR FINANCIAL SUMMARY (a)
(In thousands, except per share amounts and ratios)	2010	2009	2008	2007	2006
Operations:	(b)	(c)	(d)	(e)	(f)
Net sales	$713,792	$625,991	$745,627	$602,025	$557,948
Gross profit	230,300	187,839	226,925	172,820	191,557
Interest expense	9,692	9,548	10,968	8,147	3,373
Income tax expense	15,106	12,168	22,925	15,434	30,671
Net income attributable to Franklin Electric Co., Inc.	38,968	25,986	44,111	28,683	56,762
Depreciation and amortization	24,040	25,385	24,164	20,359	17,989
Capital expenditures	12,776	13,889	26,860	28,797	23,715
Balance sheet:
Working capital (g)	$261,148	$228,450	$236,248	$218,830	$123,833
Property, plant and equipment, net	143,076	147,171	144,535	134,931	115,976
Total assets	779,914	718,298	694,057	662,237	526,925
Long-term debt	151,245	151,242	185,528	151,287	51,043
Shareowners’ equity	417,849	388,173	348,937	378,544	345,831
Other data:
Net income attributable to Franklin Electric Co., Inc., to sales	5.5%	4.2%	5.9%	4.8%	10.2%
Net income attributable to Franklin Electric Co., Inc., to average total assets	5.2%	3.7%	6.5%	4.8%	12.5%
Current ratio (h)	3.4	3.7	3.9	3.4	2.3
Number of common shares outstanding	23,257	23,128	23,018	23,091	23,009
Per share:
Market price range
High	$41.79	$34.50	$54.55	$52.55	$62.95
Low	$24.93	$17.12	$23.76	$36.07	$38.70
Net income attributable to Franklin Electric Co., Inc., per weighted-average common share	$1.68	$1.13	$1.92	$1.24	$2.49
Net income attributable to Franklin Electric Co., Inc., per weighted-average common share, assuming dilution	$1.66	$1.12	$1.90	$1.22	$2.43
Book value (i)	17.77	16.67	15.02	16.12	14.84
Dividends per common share	$0.52	$0.50	$0.50	$0.47	$0.43
(a) The five year financial presentation excludes the sales and earnings of the Engineered Motor Products Division (EMPD) which was sold during the fourth quarter of 2006.
(b) Includes the results of operations of the Company’s wholly owned subsidiary PetroTechnik Limited, since its acquisition in the third quarter of 2010.
(c) Includes the results of operations of the Company’s 75% owned subsidiary, Vertical S.p.A. acquired in the first quarter of 2009.
(d) Includes the results of operations of the Company’s wholly-owned subsidiaries, Industrias Schneider SA, and Western Pump LLC, since their acquisitions in the first and second quarter of 2008, respectively.
(e) Includes the results of operations of the Company’s wholly-owned subsidiaries, Pump Brands (Pty) Limited and the pump division of Monarch Industries Limited, since their acquisitions in the second and third quarters of 2007, respectively.
(f) Includes the results of operations of the Company’s wholly-owned subsidiaries, Little Giant Pump Company and Healy Systems, Inc., since their acquisition in the second and third quarters of 2006, respectively.
(g) Working capital = Current assets minus Current liabilities.
(h) Current ratio = Current assets divided by Current liabilities.
(i) Book value = Shareowners’ equity divided by weighted average common shares, assuming full dilution.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2010 // 2009

OVERVIEW
Sales and earnings for 2010 were up from last year.  2010 sales increased 14 percent compared to 2009 sales and 2010 diluted earnings per share increased 48 percent.  Earnings for the year have increased primarily due to the increased revenue and leveraging of fixed manufacturing costs on the higher sales.    The Company generated $94.6 million in cash from operations during 2010 compared to $112.6 million in 2009 and ended 2010 with about $140 million of cash and equivalents compared to about $87 million at year-end 2009.  Inventory was $126.0 million at year end 2010, $8.4 million or 6 percent less than at year end 2009.  In September of 2010, Franklin Fueling Systems acquired all of the outstanding stock of PetroTechnik Limited for about $12.9 million.  The Company purchased approximately $6.9 million, or about 226 thousand shares, of Company stock pursuant to its authorized stock repurchase program during 2010. The Company had no outstanding balance on its revolving debt agreement at year-end 2010 or 2009.

RESULTS OF OPERATIONS
Net Sales
	2010	2009	2010 v 2009
	Net Sales
Water Systems	$583.3	$504.8	$78.5
Fueling Systems	$130.5	$121.2	$9.3
Other	$-	$-	$-
Consolidated	$713.8	$626.0	$87.8

Net sales for 2010 were $713.8 million, an increase of $87.8 million or about 14 percent compared to 2009 sales of $626.0 million. Sales revenue increased by $11.7 million or about 2 percent in 2010 due to foreign exchange. The incremental impact of sales from businesses acquired during 2010 was $11.3 million. The sales change for 2010, excluding acquisitions and foreign exchange, was an increase of $64.8 million or about 10 percent.

Net Sales-Water Systems
Water Systems sales worldwide were $583.3 million, up $78.5 million or about 16 percent for 2010 compared to 2009.  Water Systems revenues represent about 80 percent of the Company’s total sales.  All of the Water Systems sales growth was organic. Changes in selling price increased net sales by $13.0 million or about 2.5 percent.  Sales revenue increased by $12.2 million or about 2 percent in 2010 due to foreign currency translation.

Water Systems sales in the U.S. and Canada represent about half of global Water Systems sales and grew by 17 percent in 2010 versus 2009.  In the U.S. and Canada, sales of groundwater pumping systems for residential applications increased by about 22 percent as a result of market share gains.  Sales of large groundwater pumping systems for industrial and agricultural applications in the U.S. and Canadian market grew by about 15 percent during the year, and appear to be primarily from farm spending despite relatively wet weather in several important U.S. agricultural regions. Internationally, Water Systems sales in the developing markets of Latin America, Asia Pacific and Southern Africa, represented about 33 percent of total Water Systems sales and increased by 23 percent in 2010 versus 2009.   Sales in Europe, Middle East and North Africa grew by about 5 percent.

In response to rising commodity costs (e.g., aluminum, copper and steel), the Company announced market price increases for all of the Water Systems businesses globally, implementing or planning to implement price increases between the fourth quarter of 2010 and first quarter of 2011. The price increases  apply to nearly all sales,  vary by market and product, and generally average 4 percent.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $130.5 million, an increase of $9.3 million or about 8 percent for 2010 compared to 2009.  Fueling Systems revenues represent about 20 percent of the Company’s total revenues.
Sales from businesses acquired during the last 12 months were $11.3 million or 9 percent of total sales.  Excluding the acquisition, 2010 sales were $119.2 million a decline of about 2 percent.  Changes in selling price increased net sales by $2.4 million or about 2 percent.  Sales revenue decreased by $0.5 million in 2010 due to foreign currency translation.

Fueling Systems sales in the U.S. and Canada fell by about $11 million. The decline was caused entirely by reduced sales of the Company’s vapor recovery products in the State of California, a reduction of 61 percent compared to the prior year or about $16 million in sales revenue in 2010 compared to the prior year.  2010 Fueling Systems sales in the U.S and Canada outside of California grew by about 9 percent. The first quarter 2010 was the last quarter which included significant sales in California to meet that state’s regulatory mandates.  Fueling Systems sales in international markets increased by about 30 percent during 2010 primarily due to continued demand for vapor control systems in China. Fueling Systems has implemented price increases for a portion of its global products averaging approximately 5 percent to offset raw material costs inflation.

Cost of Sales
Cost of sales as a percent of net sales for 2010 and 2009 was 67.7 percent and 70.0 percent, respectively. Correspondingly, the gross profit margin was 32.3 percent for 2010 compared to 30.0 percent for 2009. The Company’s gross profit was $230.3 million, an increase of $42.5 million from the $187.8 million in 2009.  The gross profit margin improvement was primarily due to leveraging fixed costs on lower fixed cost spending and higher sales. The second largest improvement in gross profit was a result of reduced direct labor and burden costs due to the consolidation of portions of North American manufacturing into the factory complex in Linares, Mexico. The benefit from earnings attributable to acquisitions was about $3.2 million.

Selling, General and Administrative (“SG&A”)
 Selling, general, and administrative (“SG&A”) expenses increased by $27.2 million or about 20 percent in 2009 compared to the prior year. The Petrotechnik acquisition added $3.1 million of SG&A expenses to the Fueling Systems segment in 2010.  SG&A expense as a percent of net sales for 2010 and 2009 was 22.5 percent and 21.3 percent, respectively. The increase in SG&A expenses was primarily a result of higher sales commissions and expenses related to performance-based compensation of $12.7 million. Other increases in SG&A included $7.4 million for various legal matters primarily recognized in the Fueling Systems segment.  During the second quarter 2010, Fueling Systems incurred $3.8 million in SG&A expenses for various legal matters. Fueling Systems incurred an additional $1.4 million of SG&A expense principally for legal fees related to these matters. The expenses result from an agreement in principle with a key competitor to settle numerous patent, licensing and fair trade disputes; claims by both the California Air Resources Board and individual air districts in that state relating to components of Fueling Systems’ Vapor Recovery Systems products, as discussed in prior quarters; and other claims involving litigation with James Healy, who sold Healy Systems to the Company in 2006, regarding payments from an escrow fund and earn-out fees under the purchase agreement. Certain of the amounts incurred in these matters, which are subject to indemnification provisions in the Healy purchase agreement, were not expensed and are also at issue in the Healy litigation. During the fourth quarter 2010, the ongoing litigation between Franklin Fueling Systems and James Healy was adjudicated in Federal court and as a result Fueling Systems incurred charges of $0.5 million in SG&A expenses. Additionally, research, development and engineering expenditures increased over the prior year by $0.8 million.

Restructuring Expenses
There were $5.3 million of restructuring expenses in 2010 compared to $6.2 million in 2009. Restructuring expenses include asset impairments, severance expenses, pension charges and manufacturing equipment relocation costs.  The majority of these expenses were related to the previously announced Phase 3 of the Company’s Global Manufacturing Realignment Program which primarily related to the consolidation of the Siloam Springs, Arkansas facility with the Linares, Mexico operation. In 2010, there were additional restructuring expenses  of about  $1.9 million that were related to acquisitions and other restructuring consistent with the goals of the Company’s Global Manufacturing Realignment Program.

As of the end of 2010, Phase 3 is considered complete.  In total, the Company had previously estimated the cost for Phase 3 to be between $10.0 million and $12.8 million. The Company actually incurred $11.8 million in Phase 3 expenses, from December 2008 through the third quarter of 2010.  Approximately $8.2 of the $11.8 million was for non cash items.

Operating Income
Operating income was $64.1 million in 2010, up $16.1 million or 33 percent from 2009 operating income of $48.0 million.

	2010	2009	2010 v 2009
	Operating income/ (loss)
Water Systems	$84.1	$60.2	$23.9
Fueling Systems	$17.4	$20.9	$(3.5)
Other	$(37.4)	$(33.1)	$(4.3)
Consolidated	$64.1	$48.0	$16.1

Operating Income-Water Systems
Water Systems operating income was $84.1 million for 2010, up $23.9 million or about 40 percent versus the same period a year ago.  Operating margins were up 21 percent at 14.4 percent of sales in 2010 versus 11.9 percent in the prior year.  Operating margins improved primarily as a result of higher sales volume.

Operating Income-Fueling Systems
Fueling Systems operating income was $17.4 million, a decrease of $3.5 million or about 17 percent versus 2009.  Operating margins were 13.3 percent of sales versus 17.2 percent in the prior year.  Fueling Systems operating income declined primarily as a result of higher legal expenses.

Operating Income-Other
Operating income other is composed primarily of unallocated general and administrative expenses.  General and administrative expense increases were primarily due to higher performance based compensation expenses.

Interest Expense
Interest expense for 2010 and 2009 was $9.7 million and $9.5 million, respectively. Interest expense on outstanding debt in 2010 was lower, due primarily to decreases in debt, and was offset by $0.7 million of interest settlements awarded by the court in the Healy matter described in Part I, Item 3 – Legal Proceedings.

Other Income or Expense
Other Income or Expense for 2010 was a loss of $0.3 million and was not significant for 2009.  Included in Other income for 2010 and 2009 was interest income of $1.5 million and $1.1 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.  Also, included in other income in 2010 and 2009 was income from equity investments of $1.0 million and $0.1 million, respectively.  In 2010 and 2009, other expenses included the reversal of indemnification receivables related to contingent tax liabilities for $2.9 million and $1.5 million, respectively.

Foreign Exchange
Foreign currency-based transactions for 2010 and 2009 were gains of $1.0 million and $0.5 million, respectively.  The gains in 2010 were primarily due to foreign currency translation gains in the Canadian dollar and South African Rand to the U.S. dollar.

Income Taxes
The provision for income taxes in 2010 and 2009 was $15.1 million and $12.2 million, respectively. The effective tax rates for 2010 and 2009 were 27.4 percent and 31.3 percent, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits. The Company recorded adjustments in 2010 for uncertain tax positions relating to acquisitions occurring prior to 2010 for which indemnification was provided for in the respective purchase agreements and the reversal of the indemnification asset was recorded in “Other income/(expense)” in the Company’s statements of income, a benefit of $2.9 million; and adjustments to the state deferred tax rates due to domestic restructuring, a benefit of $1.6 million.  The Company further recorded a valuation allowance of $3.4 million against certain state deferred tax assets as restructuring both domestically and internationally has reduced taxable earnings in the U.S. and it is more likely than not that the deferred tax assets will not be realized.   The full year 2010 effective tax rate before valuation allowance and other discrete adjustments was about 29.2 percent, higher than the actual tax rate of 27.4 percent, excluding the impact of the reversal of uncertain tax positions, adjustments for domestic state taxes, and other non-operational tax adjustments during 2010.  The on-going effective tax rate from operations is projected to be between 28 percent and 30 percent for 2011.  The projected tax rate will continue to be lower than the 2009 rate and the statutory rate primarily due to the indefinite reinvestment of certain foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit.

Net Income
Net income for 2010 was $40.0 million compared to 2009 net income of $26.7 million.  Net income attributable to Franklin Electric Co., Inc. for 2010 was $39.0 million, or $1.66 per diluted share, compared to 2009 net income attributable to Franklin Electric Co., Inc. of $26.0 million or $1.12 per diluted share.

The Company values its inventories at the lower of cost or market and determines inventory costs using primarily the first-in, first-out (“FIFO”) method.  As of fiscal year 2011, the Company plans to change the accounting for its remaining last-in, first-out (“LIFO”) inventory to FIFO.  As of year end 2010, approximately 10.8 percent of the Company’s consolidated inventories were accounted for under the LIFO method. The amount of inventory accounted for under the LIFO method has decreased in recent years primarily due to acquisitions of businesses with products that were dissimilar to the Company’s existing products and that were not accounted for under the LIFO method, and organic growth in the business where LIFO was not used. The Company has recognized LIFO liquidations for 2010, 2009 and 2008 primarily as a result of lower inventory balances overall.   For full year 2010, LIFO adjustments resulted in income of about $0.1 million.  When comparing 2011 results to 2010, the 2010 LIFO adjustments will be reversed. The LIFO reserve as of year end 2010 was approximately $14 million and will be reversed from inventory resulting in an increase in inventory values and an increase in the Company’s equity.

The resulting reversal for tax purposes will create a tax liability of approximately $3.2 million, payments to be spread equally over 4 years ($0.8 million per year),  and is deemed not material to the total cash flows of the Company over that time.

2009 // 2008

OVERVIEW
While Franklin’s overall sales declined from 2008 to 2009, Water Systems operating income margin as a percent of sales improved from 2008 to 2009 and the Company generated record cash flow from operating activities as it reduced inventories and paid down debt.  Sales for 2009 decreased 16 percent from 2008.  Water Systems product sales were down from 2008 about 9 percent due primarily to the housing recession and inventory reductions by distributors.  Fueling Systems product sales decreased 35 percent coming off a record year in 2008 which benefited from the sales surge for vapor recovery systems to meet regulatory requirements in California.  Despite the decline in sales volume the gross profit margin as a percent of net sales remained flat at about 30 percent. The Company generated $112.6 million in cash from operations during the full year 2009 compared to $44.4 million in 2008. Lower inventory balances contributed $43.9 million, representing a source of cash for the full year 2009 compared to higher inventory balances representing a use of cash of $15.6 million in 2008. The Company had no outstanding balance on its revolving debt agreement at year end 2009 compared to $35.0 million outstanding at the end of 2008.

RESULTS OF OPERATIONS
Net Sales
	2009	2008	2009 v 2008
	Net Sales
Water Systems	$504.8	$557.0	$(52.2)
Fueling Systems	$121.2	$188.6	$(67.4)
Other	$-	$-	$-
Consolidated	$626.0	$745.6	$(119.6)

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

Net Sales-Water Systems
Water Systems sales worldwide were $504.8 million, down $52.2 million or 9 percent for 2009 compared to 2008.  Water Systems revenues represent about 80 percent of the Company’s total sales.  Sales from businesses acquired during 2008 and acquisitions in 2009 were $24.5 million, primarily Vertical.  Sales revenue decreased by $18.9 million in 2009 due to foreign currency translation.  The sales decline, excluding foreign currency translation and acquisitions, was $57.8 million or 10 percent. In international markets, Water Systems sales declined by 3 percent as sales gains in Latin America and the Asia/Pacific region were offset by a decline in Europe and Africa. In the United States and Canada, Water Systems sales declined by 18 percent due primarily to the housing recession and inventory reductions by distributors.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $121.2 million, a decrease of $67.4 million or 36 percent for 2009 compared to 2008.  Fueling Systems represent about 20 percent of the Company’s total revenues.  Fueling Systems sales in the United States fell by about $60 million. The decline was primarily caused by reduced sales of the Company’s vapor recovery products in the State of California, a reduction of 63 percent compared to the prior year or about $47 million in sales revenue in 2009 compared to the prior year.  Fueling Systems sales in international markets declined during 2009 primarily due to unusually high shipments of vapor control systems in 2008 to the Beijing area as part of China’s program to reduce air pollution prior to the Summer Olympics.

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

Selling, General and Administrative (“SG&A”)
 Selling, general, and administrative (“SG&A”) expenses decreased by $14.4 million or about 10 percent in 2009 compared to the prior year. Acquisitions, primarily Vertical in Italy, added $3.5 million of SG&A expenses to the Water Systems segment in 2009.  SG&A expense as a percent of net sales for 2009 and 2008 was 21.3 percent and 19.8 percent, respectively. The increase in percentage terms is due to lower sales since SG&A expense decreases, consistent with management’s fixed cost reduction initiatives, were not as large in percentage terms as the Company’s decrease in sales volume. Additionally, expenses related to variable performance based compensation decreased by approximately $7.0 million in 2009 versus 2008.

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

Operating Income
Operating income was $48.0 million in 2009, down $28.7 million from 2008 operating income of $76.7 million.

	2009	2008	2009 v 2008
	Operating income/ (loss)
Water Systems	$60.2	$68.4	$(8.2)
Fueling Systems	$20.9	$49.4	$(28.5)
Other	$(33.1)	$(41.1)	$8.0
Consolidated	$48.0	$76.7	$(28.7)

Operating Income-Water Systems
Water Systems operating income was $60.2 million for 2009, down $8.2 million or about 12 percent versus the same period a year ago.  Operating margins were down slightly at 11.9 percent of sales in 2009 versus 12.3 percent in the prior year.

Operating Income-Fueling Systems
Fueling Systems operating income was $20.9 million, a decrease of $28.5 million or about 58 percent versus 2008.  Operating margins were 17.2 percent of sales versus 26.2 percent in the prior year.  Fueling Systems operating income declined primarily as a result of sales volume decreases.

Operating Income-Other
Operating income other is composed primarily of unallocated general and administrative expenses.  General and administrative expense decreases were primarily due to lower variable compensation expenses. Other SG&A decreases were related to management’s fixed cost reduction initiatives started in the fourth quarter of 2008.

Interest Expense
Interest expense for 2009 and 2008 was $9.5 million and $11.0 million, respectively. Interest expense decreased in 2009 due primarily to decreases in debt.

Other Income or Expense
Other Income or Expense was not significant for 2009 and was $1.8 million income in 2008.  Included in “Other income” for 2009 and 2008 was interest income of $1.1 and $2.1 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.  Also, included in other income in 2009 and 2008 was income from equity investments of $0.1 million and $0.7 million, respectively.  In 2009, other expenses included the reversal of an indemnification receivable related to a contingent tax liability for $1.5 million.  The contingent tax liability was also reversed and the benefit was recorded in the income tax provision.  There was no net income impact to the Company in 2009 for the reversal of this tax contingency.  Also in 2008 the Company reached an agreement in principle to settle a trademark licensing dispute and recorded a pre-tax expense of $0.9 million to reflect the settlement payment.

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

CAPITAL RESOURCES AND LIQUIDITY
 The Company’s primary sources of liquidity are cash flows from operations and funds available under its committed, unsecured, revolving credit agreement maturing in 2011 (the “Agreement”) in the amount of $120.0 million, and its amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with notes issued thereunder beginning to mature in 2015.  Over the course of 2011, the Company plans to renew the Agreement with similar borrowing capacity, terms, and conditions that reflect market conditions at such time of renewal.  The Company has no scheduled principal payments on the Prudential Agreement until 2015.  As of January 1, 2011 the Company had $116.7 million borrowing capacity under the Agreement and $50.0 million borrowing capacity under the Prudential Agreement.  The uncertainty in the financial and credit markets has not impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, dividends, and debt service will be adequately funded from its existing credit agreements.  The Agreement and the Prudential Agreement do not contain any material adverse changes, or similar provisions that would accelerate the maturity of amounts drawn under either agreement. The Agreement and Prudential Agreement contain various customary conditions and covenants, which limit, among other things, borrowings, interest coverage, loans or advances and investments.  The Company’s main financial covenants include an interest coverage ratio and a leverage ratio.  As of January 1, 2011, the Company was in compliance with all covenants.

The Company believes that internally generated funds and existing credit arrangements provide sufficient liquidity to meet current commitments and service existing debt. The Company’s revolving loan agreement with its banks is in place until the end of 2011 and the Company has no scheduled principal payments on its long term debt until 2015.

Net cash flows from operating activities were $94.6 million in 2010 compared to $112.6 million in 2009 and $44.4 million in 2008.   Cash provided improved in 2010 primarily as a result of a continued emphasis on reducing inventories, offset by higher accounts receivable due to increased sales.  The operating cash flow improvement in

2009 was primarily a result of lower accounts receivable, due to lower sales and the timing of customer payments, reduced inventories, as management focused on reducing inventory levels due to economic and business conditions including the reduced year over year sales, and the timing of tax payments in 2009.  Income taxes were a source of cash in 2009 as tax payments were decreased in 2009, consistent with estimated payment requirements, versus an overpayment of taxes in 2008.  The operating cash flow improvement in 2008 was largely a result of greater Fueling Systems income from continuing operations and normal fluctuations in operating assets and liabilities related to overall results of operations.  Fueling Systems revenue growth in 2008 was led by strong vapor recovery system sales in California.

Net cash used in investing activities was $24.2 million in 2010 compared to $28.7 million in 2009 and $65.0 million in 2008.  During 2010 the Company acquired PetroTechnik Limited for $11.8 million, net of cash acquired.  The acquisition was funded with cash on hand.  Additionally, $13.7 million was used for property, plant and equipment additions in 2010.  During 2009 the Company acquired Vertical S.p.A. for $16.8 million, net of acquired cash.  The acquisition was funded with cash on hand.  Additionally, $12.0 million was used for property, plant and equipment additions in 2009.  The 2008 activities were primarily related to $38.4 million, net of cash acquired, used to acquire Industrias Schneider SA on January 9, 2008.  The acquisition was funded with cash and long-term borrowings under the Agreement.  Additionally, $25.6 million was used for property, plant and equipment additions in 2008.

Net cash used in financing activities was $14.5 million in 2010 compared to $47.3 million in 2009 and net cash provided in 2008 of $8.9 million.  During 2010 the Company had the opportunity to repurchase approximately 226,500 shares of the Company’s common stock for $6.9 million pursuant to the Stock Redemption Agreement.  Dividends in the amount of $12.3 million were paid to shareholders.  In 2009, the cash used in financing activities was primarily related to debt repayments, net of debt proceeds, and dividends of $11.9 million paid to shareholders.  Net cash provided by financing activities of $8.9 million in 2008 was primarily related to proceeds from new debt incurred, net of repayments.  Also included was the repurchase of approximately 235,100 shares of the Company’s common stock for $7.8 million and the payment of $11.4 million in dividends to its shareholders.

2010 AGGREGATE CONTRACTUAL OBLIGATIONS
Most of the Company’s contractual obligations to third parties are debt obligations. In addition, the Company has certain contractual obligations for future lease payments, contingency payments and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt	$151.8	$0.8	$0.6	$30.4	$120.0
Debt interest	56.5	8.7	17.4	16.5	13.9
Capital leases	0.7	0.5	0.2	-	-
Operating leases	19.4	6.6	8.2	1.9	2.7
Contingencies from Healy Systems	1.0	1.0	-	-	-
Purchase obligations	2.2	2.2	-	-	-
	$231.6	$19.8	$26.4	$48.8	$136.6

The calculated debt interest was based on the fixed rate of 5.79 percent for the Company’s long-term debt under the Prudential Agreement and the six month Euro Interbank Offered Rate (“Euribor”) plus one percent paid on subsidiary debt of €0.6 million maturing in 2012 and £0.6 million at one and three quarter percent maturing in the year 2015.

The Healy Systems stock purchase agreement provided for additional contingent payments of 5 percent of certain Healy Systems product sales over the next five years from the year of acquisition in 2006.

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in future payments of $16.1 million in 2011.  The Company also has unrecognized tax benefits, none of which are included in the table above.  The unrecognized tax benefits of approximately $3.6 million have been recorded as liabilities and the Company is uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $0.4 million.

ACCOUNTING PRONOUNCEMENTS
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, required presentation changes to the Company’s financial statements in 2009.  The Company currently has two subsidiaries that are each 75 percent owned by the Company and 25 percent owned by minority shareholders (i.e., the noncontrolling interest).  The change to the Statements of Income includes the separate presentation of net income attributable to the noncontrolling interest in its subsidiaries previously included in the “other income” line of the Statement of Income.  The changes to the Balance Sheets includes a separate presentation of noncontrolling interest previously included in “long-term liabilities” and the addition of a mezzanine equity item “redeemable noncontrolling interest” for an acquisition - related put option.  The change to the Statements of Cash Flows includes net income before net income attributable to the noncontrolling interest in the presentation of cash flows from operating activities.  The Statement of Equity and Comprehensive Income/(Loss) was updated to show separate columns for noncontrolling interest and redeemable noncontrolling interest.

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  Management evaluates its estimates on an on-going basis.  Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There were no material changes to estimates in 2010.

The Company’s critical accounting estimates are identified below:

Allowance for Uncollectible Accounts:
Accounts receivable is comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining allowances, historical collection experience, current trends, aging of accounts receivable, and periodic credit evaluations of customers’ financial condition are analyzed to arrive at appropriate allowances. Allowance levels change as customer-specific circumstances and the other analysis areas previously noted change.  Based on current knowledge, the Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the allowance.

Inventory Valuation:
The Company uses certain estimates and judgments to value inventory. Inventory is recorded at the lower of cost or market. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage, management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, carrying values are adjusted.  The carrying value is reduced regularly to reflect the age and current anticipated product demand. If actual demand differs from the estimates, additional reductions would be necessary in the period such determination is made.  The Company’s reserve for excess or obsolete products or components as of year-end 2010 was $16.4 million.  Excess and obsolete inventory is periodically disposed of through sale to third parties, scrapping or other means, and the reserves are appropriately reduced.

Business Combinations:
The Company follows the guidance under FASB ASC Topic 805, Business Combinations. The acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.  The Company shall report in its financial statements provisional amounts for the items for which accounting is incomplete.  Goodwill is adjusted for any changes to provisional amounts made within the measurement period.   The Company utilizes management estimates and an independent third-party valuation firm to assist in determining the fair values of assets acquired and liabilities assumed.  Such estimates and valuations require the Company to make significant assumptions, including projections of future events and operating performance.  The Company has not made any material changes to the method of valuing fair values of assets acquired and liabilities assumed during the last three years.

Redeemable Noncontrolling Interest:
In the first quarter of 2009 the Company completed the acquisition of 75 percent of Vertical S.p.A.  The remaining 25 percent noncontrolling interest was recorded at fair value as of the acquisition date.   The noncontrolling interest holders have the option to require the Company to redeem their ownership interests in the future with cash.  The redemption value will be derived using a specified formula based on an earnings multiple adjusted by the net debt position of Vertical, subject to a redemption floor value at the time of redemption.  Impairment assessments are performed on a quarterly basis.  The carrying amount of the redeemable noncontrolling interest currently approximates its redemption value.  Redemption value adjustments were not considered material in 2010 and were not required in 2009, and consequently, there were no incremental adjustments in the earnings per share calculation.

Trade Names and Goodwill:
According to FASB ASC Topic 350, Intangibles – Goodwill and Other, intangible assets with indefinite lives must be tested for impairment at least annually or more frequently if events or circumstances indicate that assets might be impaired.  The Company uses a variety of methodologies in conducting impairment assessments including discounted cash flow models, which the Company believes are consistent with hypothetical market data.  For indefinite-lived assets apart from goodwill, primarily trade names for the Company, if the fair value is less than the carrying amount, an impairment charge is recognized in an amount equal to that excess.  The Company has not made any material changes to the method of evaluating impairments during the last three years.  Based on current knowledge, the Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment.

Also under the guidance of FASB ASC Topic 350, goodwill is not amortized; however it is tested at the reporting unit level for impairment annually or more frequently whenever events or changes in circumstances indicate that there may be impairment.  Reporting units are operating segments or one level below, known as components, which can be aggregated for testing purposes.  The Company’s goodwill is allocated to the Fueling Systems unit and the Water Systems units.  As the Company’s business model evolves management will continue to evaluate its reporting units and review the aggregation criteria.

In assessing the recoverability of goodwill (i.e., impairment testing), the Company looks at both the market valuation approach, where the Company’s current and projected financial results are compared to entities of similar size and industry to determine the market value of the Company, and the cash flow approach which requires assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. If the Company’s assumptions and estimates change whereby fair value of the reporting units is below their associated carrying values, the Company may be required to record impairment.  Goodwill included on the balance sheet as of year ended 2010 was $165.2 million.

During the fourth quarter of 2010, the Company completed its annual impairment test of indefinite lived trade names and goodwill and determined the fair value of all reporting units were substantially in excess of the respective reporting unit’s carrying value.  Significant judgment is required to determine if an indication of impairment has taken place.  Factors to be considered include: adverse change in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable decline in market data such as market capitalization.  A 10 percent decrease in the fair value estimates used in the impairment test would not have changed this determination.  This sensitivity analysis required the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.  Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in changes to the aggregation assumptions and impairment determination.

Income Taxes:
Under the requirements of FASB ASC Topic 740, Income Taxes, the Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company analyzes the deferred tax assets and liabilities for their future realization based on the estimated existence of sufficient taxable income.  This analysis considers the following sources of taxable income; prior year taxable income, future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and tax planning strategies that would generate taxable income in the relevant period.  If sufficient taxable income is not projected then the Company will record a valuation allowance against the relevant deferred tax assets.   The Company operates in multiple tax jurisdictions with different tax rates, and determines the allocation of income to each of these jurisdictions based upon various estimates and assumptions. In the normal course of business the Company will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Although the Company has recorded all probable income tax uncertainties in accordance with FASB ASC Topic 740, these accruals represent estimates that are subject to the inherent uncertainties associated with the tax audit process, and therefore include uncertainties.  Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to deferred tax assets and liabilities. The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.

The Company has not made any material changes to the method of developing the income tax provision during the last three years.  Based on current knowledge, the Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to develop the income tax provision.

Pension and Employee Benefit Obligations:
With the assistance of the Company’s actuaries, the discount rates used to determine pension and post-retirement plan liabilities are calculated using a yield-curve approach. The yield-curve approach discounts each expected cash flow of the liability stream at an interest rate based on high quality corporate bonds. The present value of the discounted cash flows is summed and an equivalent weighted-average discount rate is calculated. Market conditions have caused the discount rate to move from 5.75 percent last year to 5.25 percent this year for pension plans and from 5.50 percent last year to 5.00 percent this year for postretirement health and life insurance. A change in the discount rate selected by the Company of 25 basis points would result in a change of about $0.3 million of employee benefit expense and a change of about $4.3 million of liability. The Company consults with actuaries and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long-term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company has assumed an expected long-term rate of return on plan assets of 8.25 percent as of year-end 2010. This is the result of stochastic modeling showing the 50th percentile median return at least at or above 8.25 percent.  A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.3 million of employee benefit expense.

Share-Based Compensation:
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period. Options granted to retirement eligible employees are immediately expensed. The Company uses historical data to estimate the expected volatility of its stock; the weighted average expected life; the period of time options granted are expected to be outstanding; and its dividend yield. The risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company has not made any material changes to the method of estimating fair values during the last three years.  Based on current knowledge, the Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to develop the fair value of stock based compensation.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This annual report on Form 10-K contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”  While the Company believes that the assumptions underlying such forward-

looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, technology factors, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks, all as described in Item 1A and Exhibit 99.1 of this Form 10-K.  Any forward-looking statements included in this Form 10-K are based upon information presently available. The Company does not assume any obligation to update any forward-looking information.

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

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Agreement”), where interest rates are tied to the prime rate or London Interbank Offered Rates (LIBOR). The Company had zero borrowings for the year 2010 under the Agreement.  The Company does not, as a matter of policy, enter into derivative contracts for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands, except per share amounts)
	2010	2009	2008

Net sales	$713,792	$625,991	$745,627

Cost of sales	483,492	438,152	518,702

Gross profit	230,300	187,839	226,925

Selling, general and administrative expenses	160,864	133,629	147,987

Restructuring expenses	5,334	6,195	2,228

Operating income	64,102	48,015	76,710

Interest expense	(9,692)	(9,548)	(10,968)
Other income/(expense)	(299)	(26)	1,840
Foreign exchange income	967	451	5

Income before income taxes	55,078	38,892	67,587

Income taxes	15,106	12,168	22,925

Net income	$39,972	$26,724	$44,662

Less: net income attributable to noncontrolling interests	(1,004)	(738)	(551)

Net income attributable to Franklin Electric Co., Inc.	$38,968	$25,986	$44,111

Income per share:
Basic	$1.68	$1.13	$1.92
Diluted	$1.66	$1.12	$1.90

Dividends per common share	$0.52	$0.50	$0.50

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands)
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$140,070	$86,875
Receivables, less allowances of
$2,340 and $2,464, respectively	70,829	62,847
Inventories:
Raw material	51,468	53,889
Work-in-process	12,461	12,555
Finished goods	76,303	82,288
LIFO reserve	(14,225)	(14,328)
	126,007	134,404

Deferred income taxes	18,762	15,577
Other current assets	14,787	11,890
Total current assets	370,455	311,593

Property, plant and equipment, at cost
Land and buildings	84,724	83,917
Machinery and equipment	181,291	188,543
Furniture & fixtures	20,924	18,772
Other	6,323	3,533
	293,262	294,765
Less allowance for depreciation	(150,186)	(147,594)
	143,076	147,171

Assets held for sale	2,325	-
Intangible assets	89,011	88,912
Goodwill	165,193	161,761
Other assets	9,854	8,861
Total assets	$779,914	$718,298

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$39,084	$31,699
Accrued expenses	64,714	44,261
Income taxes	4,268	6,448
Current maturities of long-term
debt and short-term borrowings	1,241	735
Total current liabilities	109,307	83,143
Long-term debt	151,245	151,242
Deferred income taxes	17,887	3,266
Employee benefit plan obligations	65,967	74,179
Other long-term liabilities	8,313	8,865

Commitments and contingencies	-	-

Redeemable noncontrolling interest	7,291	7,393

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value)
outstanding (23,257 and 23,128, respectively)	2,326	2,313
Additional capital	129,705	119,133
Retained earnings	305,260	285,467
Accumulated other comprehensive income/(loss)	(19,442)	(18,740)
Total shareowners' equity	417,849	388,173
Noncontrolling interest	2,055	2,037
Total equity	419,904	390,210
Total liabilities and equity	$779,914	$718,298

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands)
	2010	2009	2008

Cash flows from operating activities:
Net income	$39,972	$26,724	$44,662
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	24,040	25,385	24,164
Share based compensation	4,273	4,976	3,683
Deferred income taxes	9,699	(1,543)	12,395
(Gain)/Loss on disposals of plant and equipment	(1,632)	3,283	176
Asset impairment	2,420	-	-
Foreign exchange income	967	-	-
Excess tax from share-based payment arrangements	(1,321)	(144)	(856)
Changes in assets and liabilities:
Receivables	(3,588)	15,968	(2,750)
Inventories	13,416	43,884	(15,611)
Accounts payable and accrued expenses	21,373	(6,798)	(7,693)
Income taxes	(2,874)	9,415	(8,973)
Employee benefit plans	(6,745)	(1,604)	(215)
Other	(5,385)	(6,961)	(4,534)
Net cash flows from operating activities	94,615	112,585	44, 448
Cash flows from investing activities:
Additions to plant and equipment	(13,709)	(12,039)	(25,641)
Proceeds from sale of plant and equipment	1,769	73	21
Additions to other assets	(439)	(5)	(965)
Purchases of securities	-	-	(9,000)
Proceeds from sale of securities	-	-	9,000
Cash paid for acquisitions, net of cash acquired	(11,785)	(16,767)	(38,380)
Net cash flows from investing activities	(24,164)	(28,738)	(64,965)
Cash flows from financing activities:
Proceeds from long-term debt	-	28,000	70,000
Repayment of long-term debt	(1,218)	(64,212)	(46,236)
Proceeds from issuance of common stock	5,015	666	3,446
Excess tax from share-based payment arrangements	1,321	144	856
Purchases of common stock	(7,242)	-	(7,816)
Dividends paid	(12,334)	(11,890)	(11,369)
Net cash flows from financing activities	(14,458)	(47,292)	8,881
Effect of exchange rate changes on cash	(2,798)	3,386	(6,682)
Net change in cash and equivalents	53,195	39,941	(18,318)
Cash and equivalents at beginning of period	86,875	46,934	65,252
Cash and equivalents at end of period	$140,070	$86,875	$46,934

(In thousands)
Cash paid for income taxes	$13,901	$15,657	$22,345
Cash paid for interest	$9,693	$9,522	$11,234

Non–cash items:
Payable to seller of Healy Systems, Inc.	$970	$1,585	$569
Payable to seller of Western Pump LLC.	$-	$118	$77
Additions to property, plant, and equipment, not yet paid	$889	$1,822	$185
Capital equipment lease	$-	$-	$925
Stock option exercises, forfeitures, or stock retirements	$-	$291	$-

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME/(LOSS)

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands)

	Common Shares Oustanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income /(Loss)	Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest

Balance year end 2007	23,091	$2,309	$105,428	$246,324	$24,483		$1,064

Net Income				$44,111		$44,111	$551
Currency translation adjustment					$(32,939)	(32,939)
Minimum pension liability adjustment,
net of tax $18,071					(29,580)	(29,580)
Comprehensive income						$(18,408)
Dividends on common stock				(11,369)
Noncontrolling dividend							(445)
Common stock issued	147	$15	$3,430
Share based compensation	16	2	3,683
Common stock repurchased or received
for stock options exercised	(236)	(24)		(7,792)
Tax benefit of stock options
exercised			856

Balance year end 2008	23,018	$2,302	$113,397	$271,274	$(38,036)		$1,170	-

Net Income				$25,986		$25,986	$521	$217
Currency translation adjustment					$23,797	23,797	696	545
Minimum pension liability adjustment,
net of tax $2,800					(4,501)	(4,501)
Comprehensive income						$45,282
Dividends on common stock				(11,540)
Noncontrolling Dividend							(350)
Common stock issued	36	$3	$625
Share based compensation	88	9	4,967
Common stock repurchased or received
for stock options exercised	(14)	(1)		(253)
Adjustment to acquired fair value								6,631
Tax benefit of stock options
exercised			144

Balance year end 2009	$23,128	$2,313	$119,133	$285,467	$(18,740)		$2,037	$7,393

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income/ (Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Net income				$38,968		$38,968	$565	$439
Currency translation adjustment					$720	720	(170)	(541)
Minimum pension liability adjustment, net of tax $700					(1,422)	(1,422)
Comprehensive income						$38,266
Dividends on common stock				(11,957)
Noncontrolling dividend							(377)
Common stock issued	271	$28	$4,987
Share-based compensation	97	9	4,264
Common stock repurchased or received for stock options exercised	(239)	(24)		(7,218)
Adjustment to acquired fair value
Tax benefit of stock options exercised			1,321
Balance year end 2010	23,257	$2,326	$129,705	$305,260	($19,442)		$2,055	$7,291

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--The Company's fiscal year ends on the Saturday nearest December 31. The financial statements and accompanying notes are as of and for the years ended January 1, 2011 (52 weeks), January 2, 2010 (52 weeks), and January 3, 2009 (53 weeks), and referred to as 2010, 2009, and 2008, respectively.

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

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $7.5 million in 2010, $6.9 million in 2009, and $6.8 million in 2008.

Fair Value of Financial Instruments--The carrying amount of long-term debt was $151.8 million at January 1, 2011 and $150.7 million at January 2, 2010, respectively.   The estimated fair value was $162.0 million and $153.4 million at January 1, 2011 and January 2, 2010, respectively.  In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long-term debt the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.  The Company’s off-balance sheet instruments consist of operating leases, which are not significant.

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

Inventories--Inventories are stated at the lower of cost or market. The majority of the cost of domestic and foreign inventories is determined using the first-in, first-out (FIFO) method; a portion of inventory costs is determined using the last-in, first-out (LIFO) method.  Inventories stated on the LIFO method were approximately 10.8 percent and 14.9 percent of total inventories in 2010 and 2009, respectively. The Company has recognized immaterial LIFO liquidations for 2010, 2009 and 2008 primarily as a result of lower inventory balances overall.   The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, reserves are recorded.

Property, Plant and Equipment--Property, plant and equipment are stated at cost.  Depreciation of plant and equipment is calculated on a straight line basis over the estimated useful lives of 5 to 20 years for land improvements and buildings, 5 to 10 years for machinery and equipment, and 5 years for furniture and fixtures.

Maintenance, repairs, and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives of buildings, improvements, and equipment are capitalized. Accelerated methods are used for income tax purposes. The Company reviews its property, plant and equipment for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s depreciation expense was $19.5 million, $20.2 million, and $19.5 million in 2010, 2009, and 2008, respectively.

Goodwill and Other Intangible Assets-- The Company performs goodwill impairment testing for its reporting units, which have been determined to be Water Systems and Fueling Systems.  In compliance with FASB ASC Topic 350, Intangibles - Goodwill and Other, the Company has evaluated the aggregation criteria and determined that its components can be aggregated in 2010.  Goodwill testing is performed on an annual basis in the fourth quarter or more frequently whenever events or a change in circumstances indicate that there may be impairment.  In testing for impairment, the Company determines the fair value of its reporting units.  Fair value is assessed using a combination of an income approach, which estimates fair value based upon future revenue, expenses and cash flows discounted to their present value, and a market approach, which estimates fair value using market multipliers of various financial measures compared to a set of comparable public companies.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step of testing as outlined in FASB ASC Topic 350, must be performed to measure the amount of impairment loss.  The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to its carrying value in the same manner as if the reporting units were being acquired in a business combination.  Specifically, the Company would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

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

Income Taxes --Income taxes are accounted for in accordance with FASB ASC Topic 740, Income Taxes.  Under this guidance, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  The Company records a liability for uncertain tax positions by establishing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Earnings Per Common Share--Basic and diluted earnings per share are computed and disclosed in accordance with FASB ASC Topic 260, Earnings Per Share. Earnings per share are based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities.

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

Significant Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions by management affect allowance for uncollectible accounts, inventory valuation, business combinations, redeemable noncontrolling interest, trade names and goodwill, income taxes, pension and employee benefit obligations, and share-based compensation.

Although the Company regularly assesses these estimates, actual results could materially differ. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

2. ACCOUNTING PRONOUNCEMENTS
FASB ASC Topic 810, Consolidation, required presentation changes to the Company’s financial statements in 2009.  The Company currently has two subsidiaries that are each 75 percent owned by the Company and 25 percent owned by minority shareholders (i.e., the noncontrolling interest).  The change to the Statements of Income includes the separate presentation of net income attributable to the noncontrolling interest in its subsidiaries previously included in the “other income” line of the Statement of Income.  The changes to the Balance Sheets include a separate presentation of noncontrolling interest previously included in “long-term liabilities” and the addition of a mezzanine equity item “redeemable noncontrolling interest” for an acquisition - related put option.  The change to the Statements of Cash Flows includes net income before net income attributable to the noncontrolling interest in the presentation of cash flows from operating activities.  The Statement of Equity and Comprehensive Income/(Loss) was updated to show separate columns for noncontrolling interest and redeemable noncontrolling interest.

3. ACQUISITIONS
In an agreement dated September 3, 2010, between Coverco S.r.l. (a wholly owned subsidiary of the Company) and PetroTechnik Limited and its subsidiaries (“Petrotechnik”), the Company acquired all of the outstanding shares of Petrotechnik, net of debt acquired, for approximately £8.4 million, $12.9 million at the then current exchange rate, subject to certain terms and conditions.  The consideration transferred to the sellers consisted of cash.

Petrotechnik, located in Suffolk, United Kingdom, manufactures lightweight and flexible underground pipe work systems which are used in a variety of fuel transfer applications and is also a designer and manufacturer of above and below ground fuel storage systems and pressure vessels.  Petrotechnik’s systems provide the Company access to a worldwide customer base and growth territories.

The intangible assets of $8.6 million consist primarily of trade names, customer relationships, and goodwill.  All of the goodwill was recorded as part of the Fueling Systems segment and is not expected to be deductible for tax purposes.

The purchase price assigned to each major identifiable asset and liability was as follows:

(In millions)

Assets:
Current assets (including cash acquired)	$12.1
Property, plant and equipment	4.6
Intangible assets	5.1
Goodwill	3.5
Total assets	$25.4
Liabilities	(12.5)
Total purchase price	$12.9

The fair value of the identifiable intangible assets and property, plant and equipment are final as of fiscal year end 2010 in conjunction with final valuations.  The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation.

The results of operations of Petrotechnik were included in the Company’s consolidated statement of income, from its acquisition date through the year ended January 1, 2011.  The difference between actual sales for the Company and proforma annual sales including Petrotechnik as if it were acquired at the beginning of the year was not material as a component of the Company’s consolidated sales for the year ended January 1, 2011.  Due to the immaterial nature of the acquisition, the Company has not included full year proforma statements of income for the acquisition year and previous year.

In the first quarter of 2009, the Company added to its Water Systems segment by completing the acquisition of 75 percent of the outstanding shares of Vertical S.p.A. (“Vertical”).  Vertical specializes in the design, development and manufacture of pressed and welded stainless steel pumps and pump components.  The Company has a strong global water systems distribution network and will partner with Vertical to address the growing worldwide demand for stainless steel water pumps.  Vertical sales were not material as a component of the Company’s consolidated sales for 2009.  Due to the immaterial nature of the acquisition, the Company has not included full year proforma statements of income for the acquisition year and previous year.

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

The aggregate purchase price was allocated to net assets acquired based on the preliminary fair market values.  Final market values were determined within the measurement period.  The excess purchase price over fair value of the net assets acquired, $7.4 million, was recorded as goodwill, all of which is not deductible for tax purposes.  A deferred tax adjustment of $4.2 million was included in goodwill during 2009.  The results of operations for the acquisition were included in the Company’s consolidated statement of income, from its acquisition date through the fiscal year ended 2009.

The purchase price assigned to each major identifiable asset and liability of Vertical was as follows:

(In millions)
Assets:
Current assets (including cash acquired)	$13.4
Property, plant and equipment	6.3
Intangible assets	11.6
Goodwill	7.4
Total assets	$38.7
Liabilities	(12.2)
Total identifiable net assets	$26.5
Noncontrolling interest	(6.6)
Total purchase price	$19.9

During 2008, the Company added two pump manufacturers to its Water Systems segment.  In the first quarter of 2008, the Company completed the acquisition of Industrias Schneider SA.  Industrias Schneider is a leading Brazilian producer of pumps for the residential, agricultural, and light commercial markets.  The acquisition advanced the Company’s strategy to expand its business base in developing regions where the demand for its products is rapidly growing.  In the second quarter of 2008, the Company acquired Western Pumps LLC (“Western”) in Fresno, California.  Western designs, develops, and manufactures centrifugal pumps specific to the water truck, agricultural irrigation, and center pivot industries and was targeted to expand growth on the west coast of the United States as well as broaden the Company’s product offerings.  Industrias Schneider sales were not material as a component of the Company’s consolidated sales for 2008.  On a pro forma annual basis, Western Pump sales were not material as a component of the Company’s consolidated sales for 2008.

The aggregate purchase price for the two acquisitions was $44.1 million.  The Western Pump LLC purchase agreement provided for additional payments of 7.5 percent of business net sales for the two year period ending March 31, 2010.  The transaction costs and the post-closing working capital adjustments were included in the total purchase accounting calculations.  The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in performing its fair market valuations in 2008.  The aggregate purchase prices were allocated to net assets acquired based on the preliminary fair market values.  Final market values were determined within the end of the respective measurement periods.  The excess purchase price over fair value of the net assets acquired, $11.8 million, was recorded as goodwill, all of which is deductible for tax purposes.   The results of operations for the acquisitions were included in the Company’s consolidated statement of income, from their respective acquisition dates through the fiscal year ended 2008.

The purchase price assigned to each major asset and liability of Industrias Schneider was as follows:

(In millions)

Assets:
Current assets (including cash acquired)	$16.2
Property, plant and equipment	11.2
Intangible assets	13.8
Goodwill	11.1
Other assets	0.1
Total assets	$52.4
Liabilities	(10.4)
Total purchase price	$42.0

Transaction costs were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations.  Transaction costs included in selling, general, and administrative expense in the Company’s statement of income were $0.6 million and $0.3 million for the fiscal years ended 2010 and 2009, respectively.  There were no acquisition related costs included in selling, general and administrative expense in the Company’s income statement for the year ended 2008.

4.     REDEEMABLE NONCONTROLLING INTEREST
In the first quarter 2009, the Company completed the acquisition of 75 percent of Vertical S.p.A.  The 25 percent noncontrolling interest was recorded at fair value as of the acquisition date.   The noncontrolling interest holders have the option, which is embedded in the noncontrolling interest, to require the Company to redeem their ownership interests between November 17, 2013 and January 16, 2014.  The cash payment upon redemption will be derived using a specified formula based on an earnings multiple adjusted by the net debt position of Vertical, subject to a redemption floor value at the time of redemption.  The combination of a noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest.  The put option is not separated from the noncontrolling interest as an embedded derivative, because the noncontrolling interest is not readily convertible to cash.

The noncontrolling interest is redeemable at other than fair value as the redemption value is determined based on a specified formula, as described above.  The noncontrolling interest becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.    According to FASB ASC Topic 810, Consolidation, the redeemable noncontrolling interest was classified outside of permanent equity, as a mezzanine item, in the balance sheet.

According to the authoritative accounting guidance for redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, then the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of fair value.  No adjustment to the carrying amount of the noncontrolling interest was necessary in 2010 or 2009, and therefore, no adjustment to the earnings per share computation was necessary.

The carrying amount of the redeemable noncontrolling interest currently approximates its redemption value.  Redemption value adjustments were not considered material in 2010 and were not required in 2009, and consequently, there were no incremental adjustments in the earnings per share computation.

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

The Company designates the cash equivalents as Level 1, as they are Money Market accounts generally backed by Treasury Bills with fund prices readily observable.  As of January 1, 2011, and January 2, 2010, assets measured at fair value on a recurring basis were as follows:

(In millions)	January 1, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$20.0	$20.0	$-	$-

	January 2, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$11.1	$11.1	$-	$-

The following table summarizes information regarding the Company’s non-financial assets measured at fair value on a non-recurring basis:

	January 1, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Assets held for sale	$2.3	$-	$-	$2.3	$2.4

During the second quarter of 2010, the Company recorded the impairment as a restructuring expense on property, plant, and equipment relating to the Siloam Springs facility which is classified as held for sale.  The fair value was based on appraised values and management estimates less costs to sell.  See Note 19 (Restructuring) for discussion of the restructuring plans.

6.     EQUITY INVESTMENTS
The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the consolidated balance sheet.  The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends.  The carrying value of the investment was $8.8 million as of January 1, 2011, and $7.7 million as of January 2, 2010.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income/(expense)” in the Company’s statements of income, was $1.0 million, $0.1 million and $0.7 million, for 2010, 2009, and 2008, respectively.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS
The Company uses the purchase method of accounting for business combinations.  Annual goodwill impairment testing and trade name impairment testing is performed during the fourth quarter of each year; unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for 2010, 2009, or 2008.

The carrying amounts of the Company’s intangible assets were as follows:

(In millions)	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.9	($4.8)	$8.0	($4.3)
Supply agreements	4.4	(3.9)	7.2	(6.2)
Technology	7.5	(2.2)	7.2	(1.7)
Customer relationships	70.7	(13.1)	68.2	(9.5)
Other	1.1	(1.1)	2.1	(2.0)
Total amortized intangibles	91.6	(25.1)	92.7	(23.7)

Unamortized intangbiles:
Trade names	22.5	-	19.9	-
Total intangbiles	$114.1	$(25.1)	$112.6	$(23.7)

The weighted average number of years over which each intangible class is amortized is as follows:

Class	Years
Patents	17
Supply agreements	6
Technology	15
Customer relationships	17 - 20
Other	8

Amortization expense related to intangible assets for fiscal years 2010, 2009, and 2008, was $4.6 million, $5.1 million, and $4.7 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2011	2012	2013	2014	2015

Amortization expense	$5.3	$4.8	$4.6	$4.6	$4.6

The change in the carrying amount of goodwill by reporting segment for 2010 and 2009 was as follows:

	2010
(In millions)	Water	Fueling	Total

Balance as of January 2, 2010	$108.4	$53.4	$161.8
Acquired	-	3.5	3.5
Adjustments to prior year acquisitions	-	1.3	1.3
Foreign currency translation	(1.4)	-	(1.4)
Balance as of January 1, 2011	$107.0	$58.2	$165.2

	2009
(In millions)	Water	Fueling	Total

Balance as of January 3, 2009	$96.5	$51.6	$148.1
Acquired	7.4	-	7.4
Adjustments to prior year acquisitions	(0.3)	1.8	1.5
Foreign currency translation	4.8	-	4.8
Balance as of January 2, 2010	$108.4	$53.4	$161.8

The 2010 acquired goodwill in the Fueling Systems segment related to the Company’s acquisition of Petrotechnik.  The 2009 acquired goodwill in the Water Systems segment was primarily related to the Company’s acquisition of Vertical S.p.A.

The 2006 purchase agreement for Healy Systems provided for additional payments of 5 percent of certain Healy Systems product sales through 2011.  Adjustments to prior year acquisitions primarily include those contingency commitments to Healy Systems, Inc.

8.      EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of January 1, 2011, the Company maintains three domestic pension plans and three German pension plans. The Company used a December 31 measurement date for these plans.

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

(In millions)
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Accumulated benefit obligation, end of year	$165.0	$157.8	$12.5	$13.0

Change in benefit obligation:
Projected benefit obligation, beginning of year	$164.2	$145.9	$13.0	$11.9
Service cost	2.9	3.1	0.1	0.1
Interest cost	8.9	9.7	0.7	0.8
Actuarial loss	7.6	15.7	0.3	1.4
Benefits paid	(11.8)	(10.5)	(1.3)	(1.2)
Liability (gain)/loss due to curtailment**	0.8	-	(0.3)	-
Foreign currency exchange	(0.8)	0.3	-	-
Projected benefit obligation, end of year	$171.8	$164.2	$12.5	$13.0

Change in plan assets:
Fair value of assets, beginning of year	$100.7	$87.2	$-	$-
Actual return on plan assets	13.0	19.5	-	-
Company contributions	14.5	4.4	1.3	1.2
Employee contributions	-	-	-	-
Settlements paid	-	-	-	-
Benefits paid	(11.8)	(10.5)	$(1.3)	$(1.2)
Foreign currency exchange	(0.4)	0.1	-	-
Plan assets, end of year	$116.0	$100.7	$-	$-

Funded status	(55.8)	(63.5)	(12.5)	(13.0)

Amounts Recognized in Balance Sheet:
Noncurrent assets	$-	$-	$-	$-
Deferred tax asset	22.0	21.2	0.9	1.0
Current liabilities	(0.3)	(1.1)	(1.2)	(1.2)
Noncurrent liabilities	(55.5)	(62.4)	(11.3)	(11.8)
Net pension liability, end of year	$(33.8)	$(42.3)	$(11.6)	$(12.0)

Amount Recognized in Accumulated Other Comprehensive Income:
Net Transition Obligation	$-	$-	$0.2	$0.4
Prior Service Cost	0.2	0.3	0.3	0.3
Net Actuarial Loss	36.8	35.1	1.0	1.0
Total Recognized in Accumulated Other Comprehensive Income	$37.0	$35.4	$1.5	$1.7
**   These items are related to the headcount reduction at the Siloam Springs, Arkansas facility associated with the current realignment plan.

The following table sets forth Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income for 2010 and 2009:

(In millions)	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Net actuarial (gain)/loss	$5.6	$6.6	$0.1	$1.4
Amortization of:
Net actuarial gain/(loss)	(3.0)	(0.1)	-	-
Prior service cost/(credit)	(0.2)	(0.3)	(0.1)	(0.1)
Transition (asset)/obligation	-	-	(0.3)	(0.2)
Deferred tax asset	(0.8)	(2.4)	0.1	(0.4)
Total recognized in other comprehensive income	$1.6	$3.8	$(0.2)	$0.7

Total recognized in net periodic benefit cost and other comprehensive income	$6.3	$6.8	$1.0	$1.9

Assumptions used to determine domestic benefit obligations:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.25%	5.75%	5.00%	5.50%
Rate of increase in future compensation	3.00-8.00%	3.00-8.00%	3.00-8.00%	3.00-8.00%
	(Graded)	(Graded)	(Graded)	(Graded)

Assumptions used to determine domestic periodic benefit cost:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.75%	6.90%	5.50%	6.90%
Rate of increase in future compensation	3.00-8.00%	3.00-8.00%	3.00-8.00%	3.00-8.00%
	(Graded)	(Graded)	(Graded)	(Graded)
Expected long-term rate of return on plan assets	8.50%	8.50%	-	-

The accumulated benefit obligation for the Company’s qualified and German defined benefit pension plans was $158.0 million and $151.6 million for the years ended 2010 and 2009.

The following table sets forth the aggregated net periodic benefit cost for 2010, 2009, and 2008:

(In millions)
	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008

Service cost	$2.9	$3.1	$3.6	$0.1	$0.1	$0.1
Interest cost	8.9	9.7	8.8	0.7	0.8	0.8
Expected return on assets	(10.2)	(10.3)	(10.8)	-	-	-
Amortization of transition obligation	-	-	-	0.2	0.2	0.3
Prior service cost	0.2	0.4	0.6	-	0.1	0.1
Loss	1.8	0.1	0.1	-	-	-
Net periodic benefit cost	$3.6	$3.0	$2.3	$1.0	$1.2	$1.3
Curtailment**	0.8	-	1.5	0.2	-	0.5
Settlement cost	0.3	-	0.5	-	-	-
Total net periodic benefit cost	$4.7	$3.0	$4.3	$1.2	$1.2	$1.8
** These items are related to the headcount reduction at the Siloam Springs, Arkansas facility associated with the current realignment plan.

The estimated net actuarial (gain)/loss, prior service cost/(credit), and transition (asset)/obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2011 fiscal year are
$3.1 million, $0.1 million and $0.0 million, respectively, for the pension plans and $0.1 million, $0.1 million, and $0.2 million respectively, for all other benefits.

The Company has consulted with a third party investment manager for the funded domestic defined benefit plan assets.  The plan assets are currently invested primarily in pooled funds, where each fund in turn is composed of mutual funds that have at least daily net asset valuations. Thus the Company’s funded domestic defined benefit plan assets are invested in a “fund of funds” approach.

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

Risk management and continuous monitoring requirements are met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations,  asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption.  As of January 1, 2011, funds were invested in equity, fixed income and other investments as follows:

Equity
o	U.S. Large Cap 40%
o	U.S. Small / Mid Cap 7%
o	World Equity ex-U.S. 16%
▪	Subtotal 63%
Fixed Income
o	U.S. Core Fixed Income 24%
o	High Yield Fixed Income 3%
o	Emerging Markets Debt 3%
▪	Subtotal 30%
Other
o	Franklin Electric Stock 2%
o	Insurance Contracts 5%

TOTAL                                                                  100%

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

Asset class assumptions are set using a combination of empirical and forward-looking analysis for long-term rate of return on plan assets.  A variety of models are applied for filtering historical data and isolating the fundamental characteristics of asset classes.  These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized.  This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that is more likely to prevail over long periods.  With that, the Company has assumed an expected long-term rate of return on plan assets of 8.25 percent for the 2011 net periodic benefit cost. This is the result of stochastic modeling showing the 50th percentile median return at or above 8.25 percent.

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

The Company’s German pension plans are funded by insurance contract policies whereby the insurance company guarantees a fixed minimum return.  Due to tax legislation, individual pension benefits can only be financed using direct insurance policies up to certain maximums.  These maximum amounts in respect of each member are paid into such an arrangement on a yearly basis.

The Company designated the domestic plan assets as Level 1, as they are mutual funds and Company stock with prices that are readily available.  The German plan assets are designated as Level 2 inputs as the fair value of the insurance contracts is measured by the reserve that is supervised by the German Federal Financial Supervisory Authority.

The fair values of the Company’s pension plan assets for 2010 and 2009 by asset category are as follows:

	(In millions)	2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity	U.S. Large Cap	$46.4	$46.4	$-	$-
	U.S. Small/Mid Cap	8.2	8.2	-	-
	World Equity ex-U.S.	18.0	18.0	-	-
Stock	Franklin Electric Co., Inc.	1.5	1.5
Fixed Income	U.S. Core Fixed Income	28.1	28.1	-	-
	High Yield Fixed Income	3.7	3.7	-	-
	Emerging Markets Debt	3.7	3.7	-	-
Other	Insurance Contracts	5.6	-	5.6	-
	Cash and Equivalents	0.8	0.8	-	-
Total		$116.0	$110.4	$5.6	$-

	(In millions)	2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity	U.S. Large Cap	$40.0	$40.0	$-	$-
	U.S. Small/Mid Cap	6.8	6.8	-	-
	World Equity ex-U.S.	15.5	15.5	-	-
Stock	Franklin Electric Co., Inc.	1.1	1.1
Fixed Income	U.S. Core Fixed Income	24.3	24.3	-	-
	High Yield Fixed Income	3.1	3.1	-	-
	Emerging Markets Debt	3.5	3.5	-	-
Other	Insurance Contracts	5.6	-	5.6	-
	Cash and Equivalents	0.8	0.8	-	-
Total		$100.7	$95.1	$5.6	$-

Equity securities include Company stock of $1.5 million (1.3 percent of total plan assets) and $1.1 million (1.1 percent of total plan assets) at year end 2010 and 2009, respectively.

One of the Company’s pension plans covers only certain management employees. The Company does not fund this plan, and its assets were zero in 2010 and 2009. The plan’s projected benefit obligation and accumulated benefit obligation were $7.2 million and $6.9 million, respectively, for 2010, and $6.7 million and $6.2 million, respectively, for 2009.

The Company estimates total contributions to the plans of $16.1 million in 2011.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension	Other
	Benefits	Benefits
2011	$10.5	$1.2
2012	10.7	1.1
2013	13.3	1.1
2014	13.5	1.1
2015	13.5	1.0
Years 2016 through 2020	61.2	5.1

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

Defined Contribution Plans - The Company maintained a 401(k) Plan and an Employee Stock Ownership Plan (ESOP) during 2010.  As of August 5, 2010 the ESOP was merged into the 401(k) Plan.  All ESOP balances were transferred into the Franklin Electric Common Stock investment within the 401(k) Plan.  The Company's cash contributions are made to participants' accounts based on investment elections.

The following table sets forth Company contributions to the ESOP and 401(k) Plans.

(In millions)
	2010	2009	2008
Company contributions to the plan	$1.7	$0.9	$1.8

9.     ACCRUED EXPENSES
Accrued expenses consist of:

(In millions)	2010	2009
Salaries, wages, and commissions	$25.4	$13.7
Product warranty costs	9.4	8.8
Insurance	4.3	4.2
Employee benefits	6.2	5.3
Healy and Western Pump additional purchase price	7.0	4.6
Other	12.4	7.7
	$64.7	$44.3

10.     INCOME TAXES
Income before income taxes consisted of:

(In millions)
	2010	2009	2008
Domestic	$4.4	$0.5	$28.6
Foreign	50.7	38.4	39.0
	$55.1	$38.9	$67.6

The income tax provision consisted of:

(In millions)
	2010	2009	2008
Current payable:
Federal	$(4.5)	$4.4	$(1.7)
Foreign	9.5	8.1	12.0
State	0.5	1.2	0.2
Deferred:
Federal	2.4	(2.3)	11.8
Foreign	5.0	1.1	(1.1)
State	2.2	(0.3)	1.7
	$15.1	$12.2	$22.9

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In millions)
	2010	2009
Deferred tax assets:
Accrued expenses and reserves	$13.0	$9.2
Compensation and employee benefits	29.6	34.7
Other items	11.5	10.0
	54.1	53.9
Valuation allowance on state deferred tax	(3.4)	-
Total deferred tax assets	50.7	53.9

Deferred tax liabilities:
Accelerated depreciation on fixed assets	11.4	12.4
Amortization of intangibles	26.4	18.0
Other items	12.0	11.2
Total deferred tax liabilities	49.8	41.6

Net deferred tax assets	$0.9	$12.3

The portions of current and non-current deferred tax assets and liabilities were as follows:

(In millions)
	2010		2009

	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current	$22.8	$4.0	$18.3	$2.7
Non-current	27.9	45.8	35.6	38.9
	$50.7	$49.8	$53.9	$41.6

	2010	2009	2008

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.5	1.6	1.9
Foreign operations	(5.9)	(5.2)	(1.2)
R&D tax credits	(0.8)	(1.2)	(0.7)
Other items	0.8	0.3	(0.7)
Uncertain tax positions adjustments	(5.4)	0.8	(0.4)
State deferred tax rate adjustments	(2.9)	-	-
Valuation allowance on state deferred tax	6.1	-	-
Effective tax rate	27.4%	31.3%	33.9%

The Company recorded adjustments in 2010 for uncertain tax positions relating, for which the statute of limitations has expired, relating to acquisitions occurring prior to 2010 for which indemnification was provided for in the respective purchase agreements.  The tax liability was reversed to the income tax provision, a benefit of $2.9 million and the indemnification asset was reserved and  recorded in “Other income/(expense)” in the Company’s statements of income.  The Company also made adjustments to the state deferred tax rates due to domestic restructuring, a benefit of $1.6 million included in the 2010 income tax provision.

The operations realignment to foreign jurisdictions, which is generating foreign tax benefits, also reduces the domestic taxable income in some of the Company’s US jurisdictions.  The Company is not likely to realize the benefit of a portion of the recorded deferred tax asset relating to state taxes in the foreseeable future.  As such, a valuation allowance was recorded of $3.4 million.

The Company considers earnings from Germany, The Netherlands, Mexico, Italy, and a portion of South Africa to be indefinitely reinvested.  Approximately $8.0 million of South Africa's unremitted earnings are considered indefinitely reinvested.  The Company identified the accumulated earnings for the affiliates that were not indefinitely reinvested and computed the tax associated with the subsequent repatriation.  This computation considered the impact of applicable withholding taxes and the availability of U.S. foreign tax credits. The Company has calculated the repatriation of all the accumulated earnings that are not indefinitely reinvested which resulted in a net tax liability of $3.8 million recorded by the Company.

11.  ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
As of the beginning of fiscal year 2010, the Company had gross unrecognized tax benefits of $6.8 million, excluding accrued interest and penalties.  The unrecognized tax benefits were reduced by $0.1 million for state income tax liabilities and $3.5 million for federal tax liabilities, while increasing $0.4 million for federal tax liabilities based on evaluations made during 2010.  The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $3.6 million as of January 1, 2011.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2010 (excluding interest and penalties) is as follows:

(In millions)	2010	2009	2008

Beginning balance	$6.8	$6.8	$2.0
Additions based on tax positions related to the current year	0.1	1.0	2.9
Additions for tax positions of prior years	0.3	0.8	2.9
Reductions for tax positions of prior years	(3.6)	(1.8)	(0.7)
Settlements	-	-	(0.3)
Ending balance	$3.6	$6.8	$6.8

If recognized, the effective tax rate would be affected by the net unrecognized tax benefits of $3.2 million.  Of the unrecognized tax benefits, $1.0 million are related to acquisitions occurring prior to 2010 for which indemnification was provided for in the respective purchase agreements.  Indemnification assets of $2.9 million were reversed and recorded in “Other income/(expense)” in the Company’s statements of income.   The stock purchase agreements related to these acquisitions provide the Company rights to recover tax liabilities related to pre-acquisition tax years from the sellers.  Other amounts are associated with domestic state tax issues, such as nexus, as well as other federal and state uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has accrued interest and penalties as of January 1, 2011, January 2, 2010, and January 3, 2009 of approximately $0.4 million, $0.7 million, and $0.4 million, respectively.  Interest and penalties recorded during 2010 related to the federal and state tax positions.

The Company is subject to periodic audits by domestic and foreign tax authorities.  Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions.  It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of the audits.  Based on the current audits in process, the payment of taxes as a result of audit settlements could be from $0.4 to $0.8 million.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

12.  DEBT
On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (the “Agreement”). The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The

Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments.  The Company was in compliance with the covenants as of January 1, 2011 and January 2, 2010.  The Company had zero borrowings under the Agreement at January 1, 2011 and January 2, 2010.

On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 and B-2 Notes bear a coupon of 5.79 percent and have an average life of ten years with a final maturity in 2019.   On July 22, 2010 the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25 million.  As of January 1, 2011, the Company has $50 million borrowing capacity available under the Prudential Agreement.  Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity. The Prudential Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments.  The Company was in compliance with the covenants as of January 1, 2011 and January 2, 2010.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at January 1, 2011 and January 2, 2010.

Long-term debt consisted of:
(In millions)	2010	2009
Prudential Agreement - 5.79 percent.	$150.0	$150.0
Capital Leases	0.7	1.2
Other	1.8	0.7
	152.5	151.9
Less Current Maturities	(1.3)	(0.7)
Long-term debt:	$151.2	$151.2

The following debt payments are expected to be paid:
(In millions)							More than
	Total	2011	2012	2013	2014	2015	5 years
Debt	$151.8	$0.8	$0.4	$0.2	$0.2	$30.2	$120.0
Capital Leases	$0.7	0.5	0.2	-	-	-	-
	$152.5	$1.3	$0.6	$0.2	$0.2	$30.2	$120.0

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

14.      SHAREOWNERS' EQUITY
The Company had 23,257,170 shares of common stock (65,000,000 shares authorized, $.10 par value) outstanding at the end of 2010.

During 2010, 2009, and 2008, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(Amounts in millions, except share amounts)
	2010	2009	2008
Repurchases	$6.9	$-	$7.8
Shares	226,487	-	235,100

Of the 2010 repurchases, 68,587 shares were purchased in a privately negotiated transaction.  The purchase price for the shares was determined pursuant to the Stock Redemption Agreement as the average of the highest and lowest closing price over the prior 20 trading days.

In 2010, the Company retired 12,255 shares that were received by employees as payment for taxes owed upon the exercise of their stock options and release of their restricted awards.  The Company also retired 1,485 shares that had been previously granted as a stock award to employees, but were forfeited upon termination.  In 2009, the Company retired 14,403 shares that were received by employees as payment for taxes owed upon the release of their restricted awards.  During 2008, the Company retired 700 shares that had been previously granted as a stock award to an employee, but were forfeited upon termination.  As well, the Company retired 106 shares that were received by employees as payment for taxes owed upon the release of their restricted awards.

In 2010, 2009, and 2008, the Company recorded $1.3 million, $0.1 million, and $0.9 million, respectively, as a reduction in tax liability and an increase to shareowners’ equity as a result of stock option exercises.

Accumulated other comprehensive income (loss), consisted of the currency translation adjustment and the pension liability adjustment, $19.1 million and ($38.5) million, respectively, as of January 1, 2011 and $18.4 million and ($37.1) million, respectively, at January 2, 2010.

15.      EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)
	2010	2009	2008
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$39.0	$26.0	$44.1

Denominator:
Basic
Weighted average common shares	23.2	23.1	23.0

Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.3	0.2	0.2

Adjusted weighted average common shares	23.5	23.3	23.2

Basic earnings per share	$1.68	$1.13	$1.92

Diluted earnings per share	$1.66	$1.12	$1.90

Anti-dilutive stock options	0.8	1.0	0.8

Anti-dilutive stock options price range – low	$28.82	$29.95	$32.19
Anti-dilutive stock options price range – high	$48.87	$48.87	$48.87

16.  SHARE-BASED COMPENSATION
On April 24, 2009, the Amended and Restated Franklin Electric Co., Inc. Stock Plan (the “Stock Plan”) was approved by the Company’s shareholders.  Under the Stock Plan, employees and non-employee directors may be granted stock options or awards.  The Stock Plan amended and restated the then-existing stock plan to, among other things, increase the number of shares available for issuance from 1,300,000 to 2,200,000 shares as follows:

Authorized Shares
Options	1,600,000
Awards	600,000

The Company currently issues new shares from its common stock balance to satisfy option exercises under the Stock Plan and a similar, prior plan and stock awards under the Stock Plan.

The total share-based compensation expense recognized in 2010, 2009, and 2008 was $4.3 million, $5.0 million, and $3.7 million, respectively.

Stock Options:
Under the above plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and the options expire ten years after the date of the grant.  Generally, options granted to non-employee directors vest 33 1/3 percent a year and become fully vested and exercisable after three years.  Options granted to employees vest at 20 or 25 percent a year and become fully vested and exercisable after five years or four years, respectively.  Subject to the terms of the plans, in general, the aggregate option price and any applicable tax withholdings may be satisfied in cash or its equivalent, by the plan participant’s delivery of shares of the Company’s common stock having a fair market value at the time of exercise equal to the aggregate option price and/or the applicable tax withholdings or, under the Stock Plan, by having shares otherwise subject to the award withheld by the Company or via cash-less exercise through a broker-dealer.

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Risk-free interest rate	1.61 – 3.20%	0.70 – 3.55%	2.91 – 3.15%
Dividend yield	0.65 – 1.72%	1.32 – 2.04%	1.11 – 1.12%
Weighted-average dividend yield	0.950%	1.670%	1.119%
Volatility factor	0.3550 – 0.3980	0.3766 – 0.5478	0.3552 - 0.3714
Weighted-average volatility	0.3960	0.3982	0.3691
Expected term	6.3 years	5.6 years	5.0-6.0 years
Forfeiture rate	2.70%	2.58%	3.61%

A summary of the Company’s stock option plans activity and related information is as follows:

(Shares in thousands)
Stock Options:	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of 2008	1,252	$29.99
Granted	347	32.45
Exercised	(147)	23.45
Forfeited	(13)	39.15

Outstanding at beginning of 2009	1,439	$31.17
Granted	665	17.34
Exercised	(36)	18.49
Forfeited	(89)	28.28

Outstanding at beginning of 2010	1,979	$26.84
Granted	157	29.03
Exercised	(271)	18.63
Forfeited	(48)	35.64
Outstanding at end of period	1,817	$27.95	5.64	$22,091

Expected to vest after applying forfeiture rate	1,797	$28.02	5.61	$21,739
Vested and exercisable at end of period	1,103	$30.89	4.07	$10,764

	2010	2009	2008
Weighted average grant-date fair value of options	$6.29	$5.64	$11.64

(In millions)
Intrinsic value of options exercised	$3.9	$0.4	$2.9
Cash received from the exercise of options	5.0	0.7	3.4
Fair value of shares vested	4.2	2.8	4.0
Tax benefit	1.3	0.1	0.9

There were no share-based liabilities paid during the 2010 and 2009 fiscal years.

A summary of the Company’s nonvested stock option activity and related information follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at beginning of 2009	536	$37.06
Granted	665	17.34
Vested	(225)	36.70
Forfeited	(66)	24.66
Nonvested at beginning of 2010	910	$23.62
Granted	157	29.03
Vested	(342)	25.99
Forfeited	(11)	23.42
Nonvested at end of period	714	$23.40

As of January 1, 2011 there was $3.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans related to stock options.  That cost is expected to be recognized over a weighted-average period of 1.99 years.

Stock Awards:
Under the Stock Plan, non-employee directors and employees may be granted stock awards, including grants of restricted shares of the Company’s common stock.

Stock awards to non-employee directors are fully vested when made.  Stock awards to employees cliff vest over either 1, 4 or 5 years and may be contingent on the attainment of certain performance goals. Dividends are paid to the recipient prior to vesting, except that dividends on performance-based stock awards under the Stock Plan will be paid only to the extent the performance goals are met.  Stock awards granted to retirement eligible employees were immediately expensed in 2010 and 2009.

A summary of the Company’s restricted stock award activity and related information follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at beginning of 2009	63	$44.06
Awarded	88	19.04
Vested	(75)	18.41
Forfeited	(4)	48.59

Nonvested at beginning of 2010	72	$39.86
Awarded	101	29.89
Vested	(44)	41.61
Forfeited	(1)	32.84
Nonvested at end of period	128	$31.86

As of January 1, 2011, there was $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Plan related to stock awards.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

17.      SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s business consists of the following reportable segments, based on the principal end market served: Water Systems and Fueling Systems.   The Company includes unallocated corporate expenses and inter-company eliminations in an “Other” segment that together with Water and Fueling represent the Company.

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

The accounting policies of our operating segments are the same as those described in Note 1 (Summary of Significant Accounting Policies). Performance is evaluated based on the sales and operating income of the segments and a variety of ratios to measure performance. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Financial information by reportable business segment is included in the following summary:
(In millions)

	2010	2009	2008	2010	2009	2008
	Net sales to external customers			Operating income (loss)
Water Systems	$583.3	$504.8	$557.0	$84.1	$60.2	$68.4
Fueling Systems	$130.5	$121.2	$188.6	$17.4	$20.9	$49.4
Other	$ -	$ -	$ -	($37.4)	($33.1)	($41.1)
Consolidated	$713.8	$626.0	$745.6	$64.1	$48.0	$76.7

	Total assets			Depreciation
Water Systems	$450.2	$431.9		$16.2	$17.6	$16.7
Fueling Systems	$221.1	$279.9		$1.4	$1.2	$1.1
Other	$108.6	$ 6.5		$ 1.9	$1.4	$1.7
Consolidated	$779.9	$718.3		$19.5	$20.2	$19.5

	Amortization			Capital Expenditures
Water Systems	$3.2	$3.3	$2.8	$10.8	$9.5	$17.6
Fueling Systems	$1.4	$1.8	$1.9	$0.1	$0.3	$2.7
Other	$ -	$ -	$ -	$1.9	$4.1	$6.6
Consolidated	$4.6	$5.1	$4.7	$12.8	$13.9	$26.9

Cash is the major asset group in “Other” of total assets.  Prior year amounts have been reclassified to conform to current segment presentation.

Total Company Geographic Information
(In millions)	Net Sales			Long-lived assets
	2010	2009	2008	2010	2009
United States	$319.9	$279.0	$392.1	$258.5	$266.5
Foreign	393.9	347.0	353.5	150.9	140.2
Total	$713.8	$626.0	$745.6	$409.4	$406.7

No single customer accounted for more than 10 percent of the Company’s consolidated sales in 2010, 2009, or 2008.

18.       CONTINGENCIES AND COMMITMENTS
In August 2010, the California Air Resources Board (“CARB”) filed a civil complaint in the Los Angeles Superior Court against the Company and Franklin Fueling Systems, Inc. (a wholly-owned subsidiary of the Company).  The complaint relates to a third-party-supplied component part of the Company’s Healy 900 Series nozzle, which is part of the Company’s Enhanced Vapor Recovery (“EVR”) Systems installed in California gasoline filling stations.  This part, a diaphragm, was the subject of a retrofit during the first half of 2008.  As the Company has previously reported, in October 2008 CARB issued a Notice of Violation to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  The Company and CARB have worked since 2008 to resolve the diaphragm matter without court action, but were unable to reach agreement.

The claims in the complaint mirror those that CARB presented to the Company in the Notice of Violation, and include claims that the Company negligently and intentionally sold nozzles with a modified diaphragm without required CARB certification.  The Company believes that, throughout the period to which the complaint relates, it acted in full cooperation with CARB and in the best interests of CARB’s vapor emissions control program.  Although the complaint seeks penalties of at least $25 million, it is the Company’s position that there is no reasonable basis for penalties of this amount.

In addition, as the Company has previously reported, the Sacramento Metropolitan Air Quality Management District (“SMAQMD”) issued a Notice of Violation to the Company concerning the diaphragm matter in March 2008.  Discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency’s concerns did not result in agreement, and in November 2010 SMAQMD filed a civil complaint in the Sacramento Superior Court, mirroring the claims brought by CARB with respect to the diaphragm issue and also alleging violation of SMAQMD rules.  SMAQMD’s suit asks for at least $5 million in penalties for the violations claimed in its jurisdiction.

In July 2010, the Company entered into a tolling agreement with the South Coast Air Quality Management District (“SCAQMD”) and began discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency’s concerns.  Those discussions did not result in agreement and in December 2010, SCAQMD filed a civil complaint against the Company in Los Angeles Superior Court.  The complaint alleges violations of California statutes and regulations, similar to the complaint filed by CARB, as well as violation of SCAQMD rules, and seeks penalties of at least $12.5 million.  The SCAQMD complaint does not allege an intentional violation of any statute, rule, or regulation.

The Company believes that there is no reasonable basis for the amount of penalties claimed in the SMAQMD and SCAQMD suits.  The Company has answered the SMAQMD and SCAQMD complaints, as well as the CARB complaint, denying liability and asserting affirmative defenses.

Neither CARB’s filing of its suit nor the air district suits have any effect on CARB’s certification of the Company’s EVR System or any other products of the Company or its subsidiaries, and so do not interfere with continuing sales.  CARB has never decertified the Company’s EVR System and does not propose to do so now.

The Company remains willing to discuss these matters and work toward resolving them.  The Company cannot predict the ultimate outcome of discussions to resolve these matters or any proceedings with respect to them.  Penalties awarded in the CARB or any air district proceedings or payments resulting from a settlement of these matters, depending on the amount, could have a material effect on the Company’s results of operations.

The Company acquired the Healy product line in September 2006 when it purchased Healy Systems, Inc.  As previously reported, the Company withheld a portion of the purchase price and the earn-out payments otherwise due to James Healy (the principal former owner of Healy Systems) against its claim for indemnification with respect to the diaphragm matter.  Mr. Healy sued the Company in U.S. District Court in New Hampshire, claiming these funds.  In December 2010, the Court ruled, after trial, that the Company was not entitled to indemnification for the diaphragm matter.  The Court also ruled that Mr. Healy is entitled to prejudgment interest on certain of the withheld funds.

Without prejudicing the Company’s right to appeal the Court’s rulings (which have not yet been reduced to judgment), the Company released the funds withheld on account of the diaphragm matter in January 2011, and in December 2010 recognized a charge of $1.2 million reflecting attorneys’ fees for Mr. Healy, on which the Court has not yet ruled, and prejudgment interest.  The Company is discussing with Mr. Healy a final resolution of their disputes, including Mr. Healy’s indemnification obligations with respect to a separate patent matter, and the parties have agreed to defer further action in the case for a time to allow those discussions to proceed.

On July 31, 2009, Sta-Rite Industries, LLC and Pentair, Inc. filed an action against the Company in the U.S. District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products and seeking damages in excess of $10 million for each claimant.  The Company has denied liability, is defending the case vigorously, and has filed a counterclaim alleging Sta-Rite and Pentair's breach of the same Settlement Agreement.  Discovery has concluded and each side has filed a motion for summary judgment, seeking dismissal of the other's claims.  Those motions are currently pending.  The Company cannot predict the ultimate outcome of this litigation, and any settlement or adjudication of this matter, depending on the amount, could have a material effect on the Company’s results of operations.

The Company is defending various other claims and legal actions, including environmental matters, which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be successfully defended or resolved without a material adverse effect on the Company’s financial position, results of operations, and net cash flows.

Total rent expense charged to operations for operating leases including contingent rentals was $7.9 million, $7.6 million, and $8.3 million for 2010, 2009 and 2008, respectively.

The future minimum rental payments for non-cancelable operating leases as of January 1, 2011 are as follows:

(In millions)
	2011	2012	2013	2014	2015
Future minimum rental payments	$6.6	$4.4	$3.8	$1.0	$1.0

Rental commitments subsequent to 2015 are not significant by year, but aggregated are $2.7 million in total.

At January 1, 2011, the Company had $2.2 million of commitments primarily for the purchase of machinery and equipment, and building expansions.

Below is a table that shows the activity in the warranty accrual accounts:

(In millions)
	2010	2009
Beginning balance	$8.8	$9.3
Accruals related to product warranties	7.8	9.8
Reductions for payments made	(7.2)	(10.3)
Ending balance	$9.4	$8.8

19.       RESTRUCTURING
As a follow up to Phase 3 of the Global Manufacturing Realignment Program, the Company announced its plan to close its Siloam Springs, Arkansas manufacturing facility.  The Company has incurred pre-tax restructuring costs related to the facility closing including severance expenses, pension charges, and asset write-off costs of $3.5 million as of January 1, 2011.  While the closure was substantially complete as of the end of the fourth quarter 2010, there are assets held for sale of $2.3 million that may incur future write-offs if they are not sold as anticipated.

Assets held for sale as of year-end include the Siloam Springs, Arkansas manufacturing facility and certain production assets at this facility.  In June 2010, management committed to a formal plan to sell these assets, reduced the carrying amount of the assets to their estimated fair value less costs to sell and suspended depreciation on the assets, all in accordance with FASB ASC Topic 360-10 Property, Plant and Equipment.  The impairment of the manufacturing facility and production assets resulted in a restructuring expense of $2.4 million in the second quarter of 2010 and a remaining fair value estimated at $2.3 million.  If the assets are not sold by the end of the second quarter of 2011 (i.e., one year from the initial plan for sale), the Company will evaluate the assets further for financial impairment.

Costs incurred in the twelve months ended January 1, 2011, included in the “Restructuring expenses” line of the income statement, are as follows:

(In millions)	Twelve Months Ended January 1, 2011
	Water	Fueling	Other	Total
Severance and other employee assistance costs	$0.8	$-	$0.9	$1.7
Equipment relocations	0.2	-	-	0.2
Asset impairment	2.4	-	-	2.4
Pension curtailment	1.0	-	-	1.0
Total	$4.4	$-	$0.9	$5.3
Restructuring expenses of $6.2 million were incurred in 2009 primarily for the Water Systems segment realignment.  As of January 1, 2011 and January 2, 2010, there was $0.2 million and $0.3 million in restructuring reserves, primarily for severance.

20.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly financial information for 2010 and 2009, from continuing operations, is as follows:

(In millions, except per share amounts)
	Net Sales	Gross Profit	Net Income	Net Income Attributable to Franklin Electric Co., Inc.	Basic Earnings Per Share (a)	Diluted Earnings Per Share
2010
1st Quarter	$160.0	$50.4	$7.4	$7.2	$0.31	$0.31
2nd Quarter	190.4	64.5	11.3	11.0	0.47	0.47
3rd Quarter	188.4	59.3	12.5	12.2	0.53	0.52
4th Quarter	175.0	56.1	8.8	8.6	0.37	0.36
	$713.8	$230.3	$40.0	$39.0	$1.68	$1.66

2009
1st Quarter	$149.8	$43.2	$4.1	$3.8	$0.17	$0.17
2nd Quarter	165.3	49.2	6.0	5.8	0.25	0.25
3rd Quarter	166.0	50.2	8.8	8.6	0.37	0.37
4th Quarter	144.9	45.2	7.8	7.8	0.33	0.33
	$626.0	$187.8	$26.7	$26.0	$1.13	$1.12

(a) Earnings per common share amounts are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of January 1, 2011 and January 2, 2010, and the related consolidated statements of income, equity and comprehensive income/(loss), and cash flows for each of the three years in the period ended January 1, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2011, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
March 2, 2011

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Tread way Commission (COSO). Management did not include in the scope of this evaluation PetroTechnik Limited, which was acquired during 2010 and whose financial statements constitute 3.2 percent of net assets, 3.3 percent of total assets, 1.4 percent of revenues, and 1.3 percent of net income attributable to Franklin Electric Co., Inc. of the consolidated financial statement amounts as of and for the year ended January 1, 2011.  Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of January 1, 2011.

Our independent registered accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 61.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of January 1, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at PetroTechnik Limited, which was acquired September 3, 2010 and whose financial statements constitute 3.2 percent of net assets, 3.3 percent of total assets, 1.4 percent of revenues, and 1.3 percent of net income attributable to Franklin Electric Co., Inc. of the consolidated financial statement amounts as of and for the year ended January 1, 2011.  Accordingly, our audit did not include the internal control over financial reporting at PetroTechnik Limited. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2011 of the Company and our report dated March 2, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
March 2, 2011

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors and director nominees required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2011, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT," and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4 or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2011, under the heading of “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors, the Audit Committee of the board of directors, and the Company’s code of conduct and ethics required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2011 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2011, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXCERCISES AND STOCK VESTED TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2011, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT" and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2011, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2011, under the heading “PROPOSAL 2: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2011 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Form 10-K Annual Report (page)
(a) 1. Financial Statements - Franklin Electric Co., Inc.

Report of Independent Registered Public Accounting Firm	59
Consolidated Statements of Income for the three years ended January 1, 2011	27
Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010	28 – 29
Consolidated Statements of Cash Flows for the three years ended January 1, 2011	30 – 31
Consolidated Statements of Equity for the three years ended January 1, 2011	32 – 33
Notes to Consolidated Financial Statements(including quarterly financial data)	34 - 58

2. Financial Statement Schedules - Franklin Electric Co., Inc.

II. Valuation and Qualifying Accounts	63

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

3. Exhibits
See the Exhibit Index located on pages 66-69. Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years 2010, 2009, and 2008
(In millions)

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions (A)	Other (B)	Balance at end of period

Allowance for doubtful accounts:

2010	$2.5	$(0.2)	$0.1	$0.1	$2.3

2009	$2.1	$0.3	$0.2	$0.3	$2.5

2008	$2.6	$0.3	$0.8	$0.0	$2.1

NOTES:

(A)	Uncollectible accounts written off, net of recoveries.
(B)	Allowance for doubtful accounts related to accounts receivable of acquired companies at date of acquisition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the consolidated financial statements of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of January 1, 2011 and January 2, 2010, and for each of the three years in the period ended January 1, 2011, and the Company's internal control over financial reporting as of January 1, 2011, and have issued our reports thereon dated March 2, 2011; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
March 2, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Electric Co., Inc.

/s/ R. SCOTT TRUMBULL
R. Scott Trumbull
Chairman of the Board and Chief
Date: March 2, 2011	Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2011.

/s/ R. SCOTT TRUMBULL	Chairman of the Board and Chief
R. Scott Trumbull	Executive Officer (Principal
Executive Officer)

/s/ JOHN J. HAINES	Vice President, Chief
John J. Haines	Financial Officer and Secretary
(Principal Financial and Accounting
Officer)

/s/ JEROME D. BRADY
Jerome D. Brady	Director

/s/ DAVID T. BROWN
David T. Brown	Director

/s/ DAVID A. ROBERTS
David A. Roberts	Director

/s/ THOMAS R. VERHAGE
Thomas R. VerHage	Director

s/ DAVID M. WATHEN
David M. Wathen	Director

/s/ THOMAS L. YOUNG
Thomas L. Young	Director

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2011
Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to the Company's Form 8-K filed on May 3, 2007)
3.2	By-Laws of Franklin Electric Co., Inc. as amended July 25, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 29, 2008)
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

10.4	Franklin Electric Co., Inc. Non-employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended on April 1, 2006)*
10.5	First Amendment to the Franklin Electric Co., Inc. Nonemployee Directors’ Deferred Compensation Plan dated February 19, 2010 (filed herewith)*
10.6	Amended and Restated Franklin Electric Co., Inc. Pension Restoration Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed for the fiscal year ended January 3, 2009)*
10.7	Franklin Electric Co., Inc. Deferred Compensation Plan effective December 12, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 17, 2008)*
                                                            Employment Agreement dated December 3, 2002 between the Company and Scott Trumbull and amended on February 18, 2009 and March 2, 2010
                                                            (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended December 28, 2002; Exhibit 10.6

10.8
Employment Agreement dated December 3, 2002 between the Company and Scott Trumbull and amended on February 18, 2009 and March 2, 2010 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended December 28, 2002; Exhibit 10.6 of the Company’s Form 10-K for the fiscal year ended January 3, 2009; and Exhibit 10.7 of the Company’s Form 10-K for the fiscal year ended January 3, 2010)*

10.9
Amended Employment Agreement dated December 20, 2002 between the Company and Gregg C. Sengstack and amended on July 25, 2008 and February 20, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K for the fiscal year ended December 28, 2008; Exhibit 10.1 of the Company’s Form 8-K dated July 23, 2005; and Exhibit 10.7 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)*

10.10
Employment Agreement dated as of April 14, 2008 between the Company and John J. Haines and amended on February 18, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 7, 2008 and Exhibit 10.8 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)*

10.11
Managing Director Service Contract dated August 1, 2003 between Franklin Electric Europa GmbH and Mr. Peter-Christian Maske (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.12
Form of Confidentiality and Non-Compete Agreement between the Company and R. Scott Trumbull, Gregg C. Sengstack, Daniel J. Crose, Robert J. Stone, Thomas J. Strupp, Delancey W. Davis and John J. Haines (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.13
Form of Employment Security Agreement between the Company and DeLancey W. Davis, Daniel J. Crose, Robert J. Stone, and Thomas J. Strupp (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 17, 2008)*

10.14	Executive Officer Annual Incentive Cash Bonus Program (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*
10.15	Long Term Bonus Program (incorporated by reference to Item 5.02 of the Company’s Form 8-K filed on March 5, 2009)*
10.16	Franklin Electric Co., Inc. Management Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Shareholders held April 30, 2010)*
10.17	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 2, 2005)*
10.18	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended April 2, 2005)*
10.19	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K for the fiscal year ended December 31, 2005)*
10.20	Form of Restricted Stock Agreement for Director Employees (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the fiscal year ended December 31, 2005)*
10.21	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K for the fiscal year ended December 30, 2006)*

10.22	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended April 4, 2009)*
10.23	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended April 4, 2009)*
10.24	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended April 4, 2009)*
10.25
$120,000,000 Amended and Restated Credit Agreement dated December 14, 2006, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 2.04 of the Company’s Form 8-K filed on December 21, 2006)

10.26
Amendment No. 1 to the $120,000,000 Amended and Restated Credit Agreement, dated February 26, 2008, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)

10.27
Second Amended and Restated Note Purchase and Private Shelf Agreement dated September 9, 2004 between the Company and the Prudential Insurance Company of America and others (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended October 2, 2004)

10.28
Amendment and PruShelf Renewal and Extension, dated April 9, 2007, between the Company and Prudential Insurance Company of America and others (incorporated by reference to the Company’s Form 8-K filed on May 3, 2007)

10.29
Amendment No. 2 to the Second Amended and Restated Note Purchase and Private Shelf Agreement, dated February 26, 2008, between the Company and the Prudential Insurance Company of America and others (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)

10.30
Amendment No. 3 to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated July 22, 2010 between the Company and Prudential Insurance Company of America and others (incorporated by reference to Company’s Form 10-Q for the quarter ended July, 3, 2010)

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
* Management Contract, Compensatory Plan, or Arrangement