Form 10-K/A
period 2011-01-01
FRANKLIN ELECTRIC CO INC
filed 2011-03-04
CIK 38725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
__________________

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

Number of shares of common stock outstanding at February 24, 2010:
 23,272,020 shares

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Franklin Electric Co., Inc. Annual Report on Form 10-K for the year ended January 1, 2011 (the “2010 Annual Report”), as filed with the Securities and Exchange Commission on March 2, 2011, is being filed for the sole purpose of adding Exhibits (21) Subsidiaries of the Registrant and (23) Consentof Independent Registered Public Accounting Firm, which were listed on the Registrant’s Exhibit Index required by Item 15 of the 2010 Annual Report but were inadvertently not filed as exhibits to the 2010 Annual Report.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes new Exhibits 31.1, 31.2, 32.1 and 32.2 relating to the certifications of the Registrant's chief executive officer and its chief financial officer.   The Registrant's Exhibit Index, as included herein, is identical to the Exhibit Index set forth in the 2010 Annual Report, and all exhibits except those specifically noted were filed by incorporation by reference in or with the Annual Report on Form 10-K as originally filed.  Except for the foregoing amended information, this Amendment No. 1 does not amend or update any other information contained in the 2010 Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Electric Co., Inc.

/s/ JOHN J. HAINES
John J. Haines
Vice President, Chief Financial Officer and Secretary
Date: March 4, 2011	(Principle Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)
FOR THE FISCAL YEAR ENDED JANUARY 1, 2011
Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to the Company's Form 8-K filed on May 3, 2007)
3.2	By-Laws of Franklin Electric Co., Inc. as amended July 25, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 29, 2008)
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
10.2
Franklin Electric Co., Inc. Stock Plan (incorporated by reference to the Company’s 2005 Proxy Statement for the Annual Meeting held on April 29, 2005, and included as Exhibit A to the Proxy Statement)*

10.3
Franklin Electric Co., Inc. Amended and Restated Stock Plan (incorporated by reference to the Company’s 2009 Proxy Statement for the Annual Meeting held on April 24, 2009, and included as Exhibit A to the Proxy Statement)*

10.4 10.5
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

21	Subsidiaries of the Registrant**
23	Consent of Independent Registered Public Accounting Firm**
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Forward-Looking Statements

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
* Management Contract, Compensatory Plan, or Arrangement
**Items to be filed with the Company’s Form 10-K/A