Form 10-Q
period 2011-04-02
FRANKLIN ELECTRIC CO INC
filed 2011-05-12
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 2, 2011
$.10 par value	23,263,837 shares

FRANKLIN ELECTRIC CO., INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)

	First Quarter Ended
	April 2,	April 3,
	2011	2010
		As Adjusted
		(Note 2)

Net sales	$185,331	$159,992

Cost of sales	124,800	109,388

Gross profit	60,531	50,604

Selling, general, and administrative expenses	44,150	35,885

Restructuring expense	418	2,166

Operating income	15,963	12,553

Interest expense	(2,206)	(2,213)
Other income/(expense)	1,619	(2,231)
Foreign exchange income/(expense)	(421)	198

Income before income taxes	14,955	8,307

Income taxes	4,053	757

Net income	$10,902	$7,550

Less: Net income attributable to noncontrolling interests	(223)	(224)

Net income attributable to Franklin Electric Co., Inc.	$10,679	$7,326

Income per share:
Basic	$0.46	$0.32
Diluted	$0.45	$0.31

Dividends per common share	$0.130	$0.125

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)
	April 2,	January 1,
	2011	2011
		As Adjusted
		(Note 2)
ASSETS
Current assets:
Cash and equivalents	$102,790	$140,070
Receivables, less allowances of $2,426 and $2,340, respectively	98,930	70,829
Inventories:
Raw material	55,955	51,468
Work-in-process	13,590	12,461
Finished goods	83,472	76,303
	153,017	140,232
Deferred income taxes	13,836	13,182
Other current assets	16,791	14,787
Total current assets	385,364	379,100

Property, plant, and equipment, at cost:
Land and buildings	87,155	84,724
Machinery and equipment	188,904	181,291
Furniture and fixtures	21,317	20,924
Other	6,598	6,323
	303,974	293,262
Less: Allowance for depreciation	(159,723)	(150,186)
	144,251	143,076

Asset held for sale	2,177	2,325
Intangible assets	88,832	89,011
Goodwill	167,618	165,193
Other assets	11,615	9,854
Total assets	$799,857	$788,559

See Notes to Condensed Consolidated Financial Statements.

	April 2,	January 1,
	2011	2011
		As Adjusted
		(Note 2)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52,801	$39,084
Accrued expenses	48,525	64,714
Income taxes	7,262	4,268
Current maturities of long-term debt and short-term borrowings	1,256	1,241
Total current liabilities	109,844	109,307

Long-term debt	151,207	151,245
Deferred income taxes	19,505	17,887
Employee benefit plans	57,202	65,967
Other long-term liabilities	9,010	8,313

Commitments and contingencies	-	-

Redeemable noncontrolling interest	7,884	7,291

Shareowners equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (23,264 and 23,257, respectively)	2,327	2,326
Additional capital	132,054	129,705
Retained Earnings	317,403	313,905
Accumulated other comprehensive loss	(9,233)	(19,442)
Total shareowners' equity	442,551	426,494
Noncontrolling interest	2,654	2,055
Total equity	445,205	428,549
Total liabilities and equity	$799,857	$788,559

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	First Quarter Ended
(In thousands)	April 2,	April 3,
	2011	2010
		As Adjusted
		(Note 2)

Cash flows from operating activities:
Net income	$10,902	$7,550
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	5,840	6,379
Share-based compensation	1,174	1,139
Deferred income taxes	803	1,610
(Gain)/loss on disposals of plant and equipment	372	(1,204)
Foreign exchange expense	421	-
Excess tax from share-based payment arrangements	(104)	(226)
Changes in assets and liabilities:
Receivables	(26,720)	(29,119)
Inventories	(13,712)	(8,020)
Accounts payable and accrued expenses	(454)	17,178
Income taxes	2,131	(2,330)
Employee benefit plans	(8,337)	(5,597)
Other	(3,443)	7
Net cash flows from operating activities	(31,127)	(12,633)

Cash flows from investing activities:
Additions to property, plant, and equipment	(3,242)	(1,746)
Proceeds from sale of property, plant, and equipment	-	1,338
Net cash flows from investing activities	(3,242)	(408)

Cash flows from financing activities:
Repayment of long-term debt	(43)	(96)
Proceeds from issuance of common stock	1,082	214
Excess tax from share-based payment arrangements	104	226
Purchases of common stock	(4,068)	-
Dividends paid	(3,024)	(2,892)
Net cash flows from financing activities	(5,949)	(2,548)

Effect of exchange rate changes on cash	3,038	(1,586)
Net change in cash and equivalents	(37,280)	(17,175)
Cash and equivalents at beginning of period	140,070	86,875
Cash and equivalents at end of period	$102,790	$69,700

Cash paid for income taxes	$848	$2,939
Cash paid for interest	$2,206	$2,261

Payable to seller of Healy Systems, Inc.	$240	$179
Payable to seller of Western Pump, LLC	$-	$49
Additions to property, plant, and equipment, not yet paid	$1,002	$1,965
Stock option exercises forfeitures, or stock retirements	$-	$420

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of January 1, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of April 2, 2011 and for the first quarters ended April 2, 2011 and April 3, 2010, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the first quarter ended April 2, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended January 1, 2011.

2.  SIGNIFICANT ACCOUNTING POLICIES
During the three fiscal months ended April 2, 2011, the Company did not change any of its existing accounting policies with the exception of the following accounting principle, which was adopted and became effective with respect to the Company on January 2, 2011.

Effective January 2, 2011, the Company elected to change its accounting method of valuing all of its inventories that used the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.  Inventories valued using the LIFO and FIFO methods represented approximately 11% and 85%, respectively, of total inventories as of January 1, 2011 with the remaining inventory recorded using the average cost method. The Company believes the change is preferable because it will (1) more closely reflect current acquisition cost and improve the matching of revenue and expense, (2) conform 96% of the Company’s method of inventory valuation to the FIFO method and (3) enhance comparability with industry peers. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with ASC250, Accounting Changes and Error Corrections. As a result of the accounting change, retained earnings as of January 2, 2010 increased from $285.5 million to $294.1 million.  As of January 2, 2011, the Company converted all LIFO inventory balances in its accounting systems to FIFO inventory which effectively eliminated its LIFO pools prospectively. As a result of the conversion described above it is necessary to estimate the effect of the change in accounting method on the current period.

As a result of the retrospective application of this change in accounting principle, certain financial statement line items in the Company’s condensed consolidated balance sheet as of January 1, 2011 and its condensed consolidated statement of income and statement of cash flows for the three months ended April 3, 2010 were adjusted as presented below:

Condensed Consolidated Statement of Income	First Quarter Ended April 3, 2010
(In thousands, except per share amounts)	As Originally		Effect of
	Reported	As Adjusted	Change
Cost of sales	$109,556	$109,388	$(168)
Operating income	12,385	12,553	168
Income taxes	702	757	55
Net income	7,437	7,550	113
Net income attributable to Franklin Electric Co., Inc.	7,213	7,326	113

Income per share:
Basic	$0.31	$0.32	$0.01
Diluted	$0.31	$0.31	$-

Condensed Consolidated Balance Sheet	Year Ended January 1, 2011
(In thousands)	As Originally		Effect of
	Reported	As Adjusted	Change
Inventories	$126,007	$140,232	$14,225
Deferred income taxes	18,762	$13,182	$(5,580)
Retained earnings	305,260	$313,905	$8,645

Condensed Consolidated Statement of Cash Flows	First Quarter Ended April 3, 2010
(In thousands)	As Originally		Effect of
	Reported	As Adjusted	Change

Net income	$7,437	$7,550	113
Changes in assets and liabilities:
Inventories	(7,852)	(8,020)	(168)
Income taxes	(2,385)	(2,330)	55

The estimated impact of this change on the condensed consolidated statements of income as computed under LIFO for the three months ended April 2, 2011 would be an increase in cost of sales of $0.4 million, a decrease in operating income of $0.4 million, a decrease in income taxes of $0.1 million, a decrease in net income of $0.3 million, a decrease in net income attributable to Franklin Electric Co., Inc. of $0.3 million, and a decrease in both basic and diluted income per share of $0.01.

The estimated impact of this change  to the condensed consolidated balance sheet as computed under LIFO as of April 2, 2011 would be a decrease in inventories of $14.6 million, an increase in deferred income tax of $5.7 million, and a decrease to retained earnings of $8.9 million.

The estimated impact to the condensed consolidated statement of cash flows for the three months ended April 2, 2011would be a reduction of cash provided by net income of $0.3 million offset by a $0.4 million source of cash from the reduction in inventory and a $0.1 million use of cash from the reduction in income tax.  There would be no impact to net cash flows from operating activities in the three months ended April 2, 2011.

3.     REDEEMABLE NONCONTROLLING INTEREST
In the first quarter of 2009, the Company completed the acquisition of 75 percent of Vertical S.p.A.  The 25 percent noncontrolling interest was recorded at fair value as of the acquisition date.   The noncontrolling interest holders have the option, which is embedded in the noncontrolling interest, to require the Company to redeem their ownership interests between November 17, 2013 and January 16, 2014.  The combination of a noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest.

The noncontrolling interest is redeemable at other than fair value as the redemption value is determined based on a specified formula.  The noncontrolling interest becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.  As of April 2, 2011, the redeemable noncontrolling interest is recorded at the redemption value.

According to the authoritative accounting guidance for redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, then the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of fair value.  The Company adjusted the recorded amount of the redeemable noncontrolling interest by $0.1 million in the first quarter ended April 2, 2011.  There was no adjustment necessary in first quarter 2010.   A resulting adjustment to the earnings per share computation was necessary in first quarter 2011 (see Note 11 EARNINGS PER SHARE).

4.  FAIR VALUE MEASUREMENTS
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

The Company designates the cash equivalents as Level 1, as they are Money Market accounts backed by Treasury Bills and the derivative assets as Level 2 as they are model derived valuations in which the significant inputs and drivers are in observable markets.  The Company used forward contract rates to determine fair value of the derivative assets.  As of April 2, 2011, and January 1, 2011, our assets measured at fair value on a recurring basis were as follows:

(In millions)	April 2, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$22.0	$22.0	$-	$-
Derivative assets	0.6	-	0.6	-
	$22.6	$22.0	$0.6	$-
	January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$20.0	$20.0	$-	$-

The Company’s derivative assets consist of foreign currency forward contracts.  The value is based on observable market inputs including forward and spot exchange rates for currencies.  The contracts are marked-to-market with the resulting adjustment included in “Other current assets” on the condensed consolidated balance sheets and the “Foreign exchange income/(expense)” line of the condensed consolidated statements of income.  The contracts were initiated to favorably position the Company’s foreign operations for future possible capital investments.

The following table summarizes information regarding the Company’s non-financial assets measured at fair value on a nonrecurring basis:

(In millions)	April 2, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Assets held for sale	$2.2	$-	$-	$2.2	$2.5
	January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Assets held for sale	$2.3	$-	$-	$2.3	$2.4

During the second quarter of 2010, the Company recorded the impairment as a restructuring expense on property, plant, and equipment relating to the Siloam Springs facility which is classified as held for sale.  The fair value was based on appraised values and management estimates less costs to sell.

5. EQUITY INVESTMENTS
The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the consolidated balance sheet.  The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends.  The carrying value of the investment was $9.3 million as of April 2, 2011 and $8.8 million as of January 1, 2011.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income/(expense)” in the Company’s statements of income, was $0.5 million and $0.2  million for the first quarter ended April 2, 2011 and April 3, 2010, respectively.

6. INTANGIBLE ASSETS AND GOODWILL
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	April 2, 2011			January 1, 2011
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization		Amount	Amortization
Amortized intangibles:
Patents	$8.0	$(5.0)		$7.9	$(4.8)
Supply agreements	4.3	(4.1)		4.4	(3.9)
Technology	7.5	(2.3)		7.5	(2.2)
Customer relationships	71.7	(14.1)		70.7	(13.1)
Other	1.2	(1.2)		1.1	(1.1)
Total	92.7	(26.7)		91.6	(25.1)

Unamortized intangibles:
Trade names	22.8	-		22.5	-
Total intangbiles	$115.5	$(26.7)		$114.1	$(25.1)

Amortization expense related to intangible assets for first quarter ended April 2, 2011 and April 3, 2010 was
$1.2 million and $1.3 million, respectively.

Amortization expense is projected as follows:

(In millions)	2011	2012	2013	2014	2015
	$5.3	$4.8	$4.6	$4.6	$4.6

The change in the carrying amount of goodwill by reporting segment for the first quarter ended April 2, 2011, are as follows:
(In millions)		Water Systems	Fueling Systems	Consolidated
Balance as of January 1, 2011		$107.0	$58.2	$165.2
Adjustments to prior year acquisitions		-	0.3	0.3
Foreign currency translation		2.0	0.1	2.1
Balance as of April 2, 2011		$109.0	$58.6	$167.6

The 2006 purchase agreement for Healy Systems, Inc. provides for additional payments of 5 percent of certain Healy Systems, Inc. product sales through 2011.  Adjustments to prior year acquisitions primarily include those contingency commitments to the former owners of Healy Systems, Inc.

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans – As of April 2, 2011, the Company maintained three domestic pension plans and three German pension plans.  The Company uses a December 31 measurement date for its plans.

The following table sets forth aggregated net periodic benefit cost and other benefit cost for the first quarter ended April 2, 2011 and April 3, 2010:

(In millions)	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Service cost	$0.9	$0.8	$-	$-
Interest cost	2.6	2.3	0.2	0.2
Expected return on assets	(3.2)	(2.6)	-	-
Loss	1.0	0.5	-	-
Prior service cost	-	0.1	-	-
Obligation	-	-	0.1	-
Settlement cost	-	0.4	-	-
Curtailment cost	-	0.9	-	0.2
Total net periodic benefit cost	$1.3	$2.4	$0.3	$0.4

Through April 2, 2011, the Company made contributions to the plans of $10.6 million.  The amount of contributions to be made to the Plans during calendar year 2011 will be finalized by September 15, 2011 based upon the desired funding level to be achieved as of the January 1, 2011 valuation.

8. INCOME TAXES
The effective tax rate on income before income taxes in 2011 and 2010 varies from the United States statutory rate of 35 percent primarily due to the effects of state and foreign income taxes net of federal tax benefits, as well as, changes to the reserve for uncertain tax positions.

9. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
As of the beginning of fiscal year 2011, the Company had gross unrecognized tax benefits of $3.6 million, excluding accrued interest and penalties.  The unrecognized tax benefits recorded for state income tax liabilities and for federal tax liabilities were less than $0.1 million based on evaluations during the first quarter of 2011.  The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $3.6 million as of April 2, 2011.  Of the unrecognized tax benefits, $1.0 million are related to acquisitions occurring prior to 2011 in which the respective purchase agreements provided for indemnification.  The impact of all unrecognized benefits on the effective tax rate, if recognized, would be the net unrecognized tax benefit of $2.2 million, which is net of the federal benefit for state tax of $0.4 million and net of interest and penalty.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  The Company’s reserve for interest and penalties as of April 2, 2011 and as of January 1, 2011 was approximately $0.4 million and $0.4 million, respectively.  Interest and penalties recorded through the first quarter of 2011 were not considered significant.

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

10. DEBT
Debt consisted of the following:

(In millions)
	April 2, 2011	January 1, 2011
Prudential Agreement - 5.79 percent	$150.0	$150.0
Capital leases	0.7	0.7
Other debt	1.7	1.8
	152.4	152.5
Less current maturities	(1.2)	(1.3)
Long-term debt	$151.2	$151.2

The estimated fair value of long term debt was $162.5 million and $162.0 million at April 2, 2011 and January 1, 2011, respectively.  In the absence of quoted prices in active markets considerable judgment is required in developing estimates of fair value.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long term debt the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$151.7	$0.7	$0.4	$0.2	$0.2	$30.2	$120.0
Capital leases	0.7	0.5	0.2	-	-	-	-
	$152.4	$1.2	$0.6	$0.2	$0.2	$30.2	$120.0

11. EARNINGS PER SHARE
Following is the computation of basic and diluted earnings per share:
	First Quarter Ended
(In millions, except per share amounts)	April 2, 2011	April 3, 2010
Numerator:		As Adjusted (Note 2)
Net income attributable to Franklin Electric Co., Inc.	$10.7	$7.3
Less: Undistributed earnings allocated to redeemable non- controlling interest	0.1	-
	$10.6	$7.3
Denominator:
Basic
Weighted average common shares	23.2	23.1

Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.5	0.3

Adjusted weighted average common shares	23.7	23.4

Basic earnings per share	$0.46	$0.32
Diluted earnings per share	$0.45	$0.31

Anti-dilutive stock options	0.2	1.0

Anti-dilutive stock options price range – low	$43.43	$28.82
Anti-dilutive stock options price range – high	$48.87	$48.87

12. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the three months ended April 2, 2011:
(In thousands)
Description	Common	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest
Balance as of January 1, 2011	$2,326	$129,705	$313,905	$(38,485)	$19,043	$2,055	$428,549	$7,291
As Adjusted (Note 2)
Net Income			10,679			139	10,818	84
Noncontrolling interest accretion			(99)				(99)	99
Dividends on common stock			(3,024)				(3,024)
Common stock issued	4	1,078					1,082
Common stock repurchased or received for stock options exercised	(10)		(4,058)				(4,068)
Share-based compensation	7	1,167					1,174
Tax benefit of stock options exercised		104					104
Currency translation adjustment					9,657	460	10,117	410
Pension liability, net of taxes				552			552
Balance as of April 2, 2011	$2,327	$132,054	$317,403	$(37,933)	$28,700	$2,654	$445,205	$7,884

13. OTHER COMPREHENSIVE INCOME
Comprehensive income is as follows:

	First Quarter Ended
	April 2,	April 3,
	2011	2010
(In millions)		As Adjusted
		(Note 2)
Net income	$10.9	$7.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments	10.5	(4.3)
Pension liability adjustment	0.6	0.4
Total other comprehensive income	22.0	3.7
Less: comprehensive income attributable to noncontrolling interest	(1.1)	(0.2)
Comprehensive income attributable to Franklin Electric Co., Inc.	$20.9	$3.5

14.  SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

 (In millions)
	First Quarter Ended
	April 2, 2011	April 3, 2010
	Net sales to external customers
Water Systems	$147.2	$134.2
Fueling Systems	38.1	25.8
Other	-	-
Consolidated	$185.3	$160.0

	First Quarter Ended
		April 3, 2010
	April 2, 2011	As Adjusted (Note 2)
	Operating income (loss)
Water Systems	$21.5	$17.3
Fueling Systems	5.3	4.4
Other	(10.8)	(9.1)
Consolidated	$16.0	$12.6

		January 1, 2011
	April 2, 2011	As Adjusted (Note 2)
	Total assets
Water Systems	$502.1	$458.9
Fueling Systems	225.5	221.1
Other	72.3	108.6
Consolidated	$799.9	$788.6

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

The claims in the complaint mirror those that CARB presented to the Company in the Notice of Violation, and include claims that the Company negligently and intentionally sold nozzles with a modified diaphragm without required CARB certification.  The Company believes that, throughout the period to which the complaint relates, it acted in full cooperation with CARB and in the best interests of CARB’s vapor emissions control program.  Although the complaint seeks penalties of at least $25.0 million, it is the Company’s position that there is no reasonable basis for penalties of this amount.

In addition, as the Company has previously reported, the Sacramento Metropolitan Air Quality Management District (“SMAQMD”) issued a Notice of Violation to the Company concerning the diaphragm matter in March 2008.  Discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency’s concerns did not result in agreement, and in November 2010 SMAQMD filed a civil complaint in the Sacramento Superior Court, mirroring the claims brought by CARB with respect to the diaphragm issue and also alleging violation of SMAQMD rules.  SMAQMD’s suit asks for at least $5.0 million in penalties for the violations claimed in its jurisdiction.

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

On July 31, 2009, Sta-Rite Industries, LLC and Pentair, Inc. filed an action against the Company in the U.S. District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products and seeking damages in excess of $10.0 million for each claimant.  The Company has denied liability, is defending the case vigorously, and has filed a counterclaim alleging Sta-Rite and Pentair's breach of the same Settlement Agreement.  Discovery has concluded and each side has filed a motion for summary judgment, seeking dismissal of the other's claims.  Those motions are currently pending.  The Company cannot predict the ultimate outcome of this litigation, and any settlement or adjudication of this matter, depending on the amount, could have a material effect on the Company’s results of operations.

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

At April 2, 2011, the Company had $2.6 million of commitments primarily for the purchase of machinery and equipment and building expansions.

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

The changes in the carrying amount of the warranty accrual, as recorded in “Accrued expenses” in the Company’s condensed consolidated balance sheet for the three months ended April 2, 2011, are as follows:

(In millions)

Balance as of January 1, 2011	$9.4
Accruals related to product warranties	1.6
Reductions for payments made	(1.7)
Balance as of April 2, 2011	9.3

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first three months ended April 2, 2011 and April 3, 2010 are as follows:

	April 2, 2011	April 3, 2010
Risk-free interest rate	0.05 - 4.84%	1.61 – 3.20%
Dividend yield	0.65 - 1.23%	0.65 – 1.72%
Weighted-average dividend yield	1.07%	0.95%
Volatility factor	0.355 - 0.434	0.355 – 0.398
Weighted-average volatility	0.432	0.396
Expected term	1.5 years	6.3 years
Forfeiture rate	3.59%	2.70%

A summary of the Company’s stock option plans activity and related information for the three months ended April 2, 2011 and April 3, 2010 is as follows:

(Shares in thousands)	April 2, 2011		April 3, 2010
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding beginning of period	1,817	$27.95	1,979	$26.80
Granted	113	43.43	155	29.03
Exercised	(38)	28.06	(52)	16.39
Forfeited	-	-	(9)	42.30
Outstanding end of period	1,892	$28.87	2,073	$27.14
Expected to vest after applying forfeiture rate	1,863	$28.90	2,034	$27.23

Vested and exercisable end of period	1,336	$29.83	1,291	$29.41

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the three months ended April 2, 2011 is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding end of period	5.65 years	$33,719
Expected to vest after applying forfeiture rate	5.60 years	$33,158

Vested and exercisable end of period	4.52 years	$22,618

There were 112,872 options granted during the first quarter 2011. The total intrinsic value of options exercised during the first quarter ended April 2, 2011 and April 3, 2010 was $0.6 million and $0.6 million, respectively.  There were no share-based liabilities paid during the first quarter 2011.

As of April 2, 2011, there was $3.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan in the form of stock options. That cost is expected to be recognized over a weighted-average period of 2.02 years.

Stock Awards
A summary of the Company’s stock award activity and related information for the three months ended April 2, 2011 and April 3, 2010 is as follows:

(Shares in thousands)	April 2, 2011		April 3, 2010
Nonvested Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	128	$31.86	72	$40.12
Awarded	68	43.40	88	29.44
Vested	(21)	47.53	(25)	42.59
Forfeited	(1)	29.89	-	-
Nonvested at end of period	174	$34.47	135	$32.88

As of April 2, 2011, there was $4.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan in the form of stock awards. That cost is expected to be recognized over a weighted-average period of 2.79 years.

17.  RESTRUCTURING
Phase III of the Global Manufacturing Realignment Program was substantially complete as of the end of 2010; however there were residual asset write-offs and severance incurred in first quarter 2011.  All expenses were attributed to the Water Systems segment.

Costs incurred in the first quarter ended April 2, 2011, included in the “Restructuring expense” line of the income statement are as follows:

(In millions)	First Quarter Ended
April 2, 2011
Severance and other employee assistance costs	$0.1
Asset write-off	0.3
Total	$0.4

As of April 2, 2011 and April 3, 2010, there were zero and $0.3 million, respectively, in restructuring reserves primarily for severance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company changed the accounting method by which it values certain inventory from LIFO to FIFO and has adjusted the prior year inventory balances to reflect the change.  As a result of the retrospective application of this change in accounting principle, certain financial statement line items in the Company’s condensed consolidated balance sheet as of January 1, 2011 and its condensed consolidated statement of income and statement of cash flows for the three months ended April 3, 2010 were adjusted.

OVERVIEW
Sales and earnings for the first quarter of 2011 were up from the same quarter last year.  The sales increase was primarily related to the Company’s acquisition of PetroTechnik Limited in the third quarter of 2010, as well as sales volume and price increases and the impact of foreign currency translation. The Company’s consolidated gross profit was $60.5 million for the first quarter of 2011, an increase of $9.9 million or about 20 percent from the first quarter of 2010. The gross profit as a percent of net sales increased 110 basis points to 32.7 percent for the first quarter of 2011 from 31.6 percent for the first quarter of 2010. The gross profit margin improvement was due to lower labor and variable burden costs and leveraging fixed costs on higher sales, partially offset by higher material costs.

RESULTS OF OPERATIONS
Net Sales
Net sales for the first quarter of 2011 were $185.3 million, an increase of $25.3 million or 16 percent compared to 2010 first quarter sales of $160.0 million.  The incremental impact of sales from businesses acquired during 2010 was $10.1 million or about 6 percent.  Sales revenue increased by $4.3 million or about 3 percent in the first quarter of 2011 due to foreign currency translation. The sales change for the first quarter of 2011, excluding acquisitions and foreign currency translation, was an increase of $10.9 million or about 7 percent.

	Q1 2011	Q1 2010	2011 v 2010
	Net Sales
Water Systems	$147.2	$134.2	$13.0
Fueling Systems	$38.1	$25.8	$12.3
Consolidated	$185.3	$160.0	$25.3

Net Sales-Water Systems
Water Systems sales were $147.2 million in the first quarter 2011, an increase of $13.0 million or 10 percent versus the first quarter 2010.  All of the Water Systems sales growth was organic.  Foreign exchange contributed about $4.2 million, or 3 percent, to sales in the first quarter of 2011.

Water Systems sales in the U.S. and Canada represented about 38 percent of the Company’s consolidated sales during the quarter and increased by 7 percent compared to prior year.  U.S. and Canada sales growth was driven by the agricultural market as farmers are investing in irrigation systems to increase yields and capitalize on high crop prices.  U.S. and Canada first quarter sales of wastewater pumping systems grew by about 6 percent and residential and light commercial groundwater pumps grew modestly.

Water Systems sales in Europe represented about 10 percent of the Company’s consolidated sales during the quarter and grew by 3 percent compared to the prior year.  Vertical S.p.A., the stainless steel pump manufacturer in Italy that the Company acquired in 2009, grew by 23 percent compared to the prior year quarter.

Over the past several years the Company has focused on building Water Systems sales and distribution in developing regions.  During the first quarter 2011, Water Systems sales in developing regions represented about 33 percent of the Company’s consolidated sales and grew by 15 percent compared to the prior year first quarter.

Latin America is the largest Water Systems developing region market representing about 15 percent of the Company’s consolidated sales.  Water Systems sales in Latin America improved significantly, growing by 19 percent compared to the prior year.  Latin America sales growth was widespread across the region with gains of more than 20 percent in Brazil, Mexico, Chile and Argentina.

Water Systems sales in Asia/Pacific represent about 8 percent of the Company’s consolidated sales and also grew by 19 percent compared to prior year.  The Company has high market shares for groundwater systems throughout the Southeast Asia region and Water Systems sales in this area grew by over 50 percent compared to the prior year, with the Thailand and Indonesia markets being particularly strong.

Water Systems sales in Southern Africa represent about 6 percent of the Company’s consolidated sales and declined by about 5 percent during the quarter, primarily attributed to heavy rainfall and a resulting decrease in the demand for agricultural irrigation products.

Water System sales in the Middle East and Northern Africa represent about 4 percent of the Company’s consolidated sales.  In spite of the political turmoil in portions of this region, sales grew by 27 percent compared to the prior year primarily due to spending on agricultural infrastructure in the Gulf region and in Turkey.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $38.1 million, up $12.3 million or 48 percent for the first quarter of 2011 compared to the same period for 2010. Fueling Systems revenues represented about 20 percent of the Company’s consolidated sales. Excluding the PetroTechnik acquisition, first quarter sales were $28.0 million and grew by about 9 percent with most of the growth in the U.S. and Canada.

During the first quarter, Fueling Systems global pipe and containment sales increased by 11 percent excluding the PetroTechnik acquisition and by over 150 percent including the acquisition.  Fueling Systems global sales of fuel pumping equipment grew by 15 percent during the first quarter. The growth is attributed to gas station owners continuing to convert from suction to pressure pumping technology, which is considered more efficient.

Cost of Sales
Cost of sales as a percent of net sales for the first quarter of 2011 and 2010 was 67.3 percent and 68.4 percent, respectively. Correspondingly, the gross profit margin increased to 32.7 percent from 31.6 percent, a 110 basis point improvement. The gross profit margin improvement was due to lower labor and variable burden costs and leveraging fixed costs on higher sales, partially offset by higher material costs.  Direct materials as a percentage of sales increased by 300 basis points compared to the first quarter last year.  The Company’s consolidated gross profit was $60.5 million for the first quarter of 2011, up $9.9 million from the first quarter of 2010.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses increased by $8.3 million or about 23 percent in the first quarter of 2011 compared to first quarter last year. The first quarter 2010 SG&A was reduced by the $1.2 million gain on the sale of land and building in South Africa. The PetroTechnik acquisition added $2.2 million of SG&A expenses in the first quarter of 2011. Other SG&A increases in the first quarter 2011 were about $1.0 million in global IT expenses related to the integration of prior acquisitions onto the Company’s primary ERP system, and $0.7 million in higher research, development and engineering (RD&E) spending.  Marketing and selling expenses of $1.2 million, including variable sales commissions, were higher in the first quarter of 2011 compared to the first quarter of 2010. Fueling Systems incurred a $0.7 million expense in the first quarter 2011 that resulted from a revised accrual for claims made by the California Air Resources Board (CARB) and local air districts.

Restructuring Expenses
Restructuring expenses for the first quarter of 2011 were $0.4 million and reduced diluted earnings per share by approximately $0.01. Restructuring expenses in the first quarter of 2011 included the additional write-down of assets to market values from the closing of the Siloam Springs, Arkansas manufacturing facility.  The Company intends to develop and announce Phase IV of the Global Manufacturing Realignment Program in the second quarter of 2011. Restructuring expenses for the first quarter of 2010 were $2.2 million and reduced diluted earnings per share by approximately $0.06. Restructuring expenses last year included pension charges, severance expenses and manufacturing equipment relocation costs and primarily related to the closing of the Siloam Springs facility.

Operating Income
Operating income was $16.0 million in the first quarter of 2011, up $3.4 million from $12.6 million for the first quarter 2010.
	Q1 2011	Q1 2010 As Adjusted (Note 2)	2011 v 2010
	Operating income (loss)
Water Systems	$21.5	$17.3	$4.2
Fueling Systems	$5.3	$4.4	$0.9
Other	$(10.8)	$(9.1)	$(1.7)
Consolidated	$16.0	$12.6	$3.4

There were a number of specific items in the first quarter of 2011 and 2010 that impacted operating income that were not operational in nature.  In 2011 they were as follows:
•
In the first quarter 2011, Fueling Systems incurred a $0.7 million pretax expense as the result of a revised accrual for claims made by the California Air Resources Board (CARB) and local air districts in California.

•	The first quarter of 2011 included $0.4 million of restructuring charges.

In the first quarter of 2010, there were two such items;
•	The first was a pre-tax gain of $1.2 million recognized as a reduction to SG&A expense on the sale of land and building in South Africa.
•	The second was $2.2 million of restructuring charges.

The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of operating income after non-GAAP adjustments and percent operating income after non-GAAP adjustments to net sales.  The Company believes this information helps investors understand underlying trends in the Company’s business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Operating Income and Margins
Before and After Non-GAAP Adjustments
(In millions)	For the First Quarter 2011
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$21.5	$5.3	$(10.8)	$16.0
% Operating Income to Net Sales	14.6%	13.9%		8.6%

Non-GAAP Adjustments:
Restructuring	$0.4	$-	$-	$0.4
Legal matters	$-	$0.7	$-	$0.7
Gain on sale of land and building	$-	$-	$-	$-

Operating Income after Non-GAAP Adjustments	$21.9	$6.0	$(10.8)	$17.1
% Operating Income after Non-GAAP Adjustments to Net Sales	14.9%	15.7%		9.2%

	For the First Quarter 2010
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$17.3	$4.4	$(9.1)	$12.6
% Operating Income to Net Sales	12.9%	17.1%		7.9%

Non-GAAP Adjustments:
Restructuring	$2.2	$-	$-	$2.2
Legal Matters	$-	$-	$-	$-
Gain on sale of land and building	$(1.2)	$-	$-	$(1.2)

Operating Income after Non-GAAP Adjustments	$18.3	$4.4	$(9.1)	$13.6
% Operating Income after Non-GAAP Adjustments to Net Sales	13.6%	17.1%		8.5%

Operating Income-Water Systems
Water Systems operating income after non-GAAP adjustments was $21.9 million in the first quarter 2011, an increase of 20 percent versus the first quarter 2010.  Water Systems gross profit margin increased by 150 basis points during the first quarter 2011 as flat fixed manufacturing expenses and operating leverage combined to more than offset a 260 basis point increase in raw material costs as a percentage of sales. The first quarter operating income margin after non-GAAP adjustments increased by 130 basis points compared to the first quarter 2010.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $6.0 million in the first quarter of 2011 compared to $4.4 million after non-GAAP adjustments in the first quarter 2010.  Gross profit margins in the quarter were down 240 basis points due to higher material cost and lower margins on PetroTechnik product sales.  The PetroTechnik acquisition added $2.2 million of SG&A expenses in the quarter.

Operating Income-Other
Operating income- other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due to IT expenses and higher RD&E spending.

Interest Expense
Interest expense for the first quarter of both 2011 and 2010 was $2.2 million.

Other Income or Expense
Other income or expense was a gain of $1.6 million in the first quarter of 2011 and a loss of $2.2 million in the first quarter of 2010.  In conjunction with the previously announced Impo acquisition, the Company entered into a forward purchase contract for Turkish Lira for a portion of the estimated acquisition price.  The contract was outstanding as of the end of the first quarter 2011 and resulted in a pre-tax gain included in other income of approximately $0.6 million.  Also included in other income for the first quarter of 2011 was income from equity investments of $0.5 million and interest income of $0.4 million, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.

Included in other income for the first quarter of 2010 was interest income of $0.3 million, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities.  Also included in other income for the first quarter of 2010 was income from equity investments of $0.2 million. Other income or expense in the first quarter 2010 also included the reversal of indemnification receivables related to contingent tax liabilities for $2.7 million related to an acquisition in a prior year.  The adjustment for the reversal of the uncertain tax position did not have an impact on net income.  The uncertain tax position was originally recorded as a receivable from the sellers pursuant to the terms of the purchase agreement.  The receivable and the tax liability related to the uncertain tax position were reversed in the first quarter of 2010 as the statutory limit for audit of the tax return expired.  Excluding the reversal of the uncertain tax position, “other income or expense” in the first quarter of 2010 would have been about $0.5 million income.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first quarter of 2011 of $0.4 million, primarily due to euro rate changes relative to the U.S. dollar.  Foreign currency-based transactions produced a gain in the first quarter of 2010 of $0.2 million, primarily due to Canadian dollar and euro rate changes relative to the U.S. dollar, partially offset by losses from the Japanese Yen.

Income Taxes
The provision for income taxes in the first quarter of 2011 and 2010 was $4.1 million and $0.8 million, respectively. The effective tax rate for the first quarter 2011 was 27 percent.  The Company believes this is a reasonable estimate for the balance of 2011. The projected tax rate will continue to be lower than the 2010 rate and the statutory rate primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit. The effective tax rate for the first quarter of 2010 was about 32 percent excluding the impact of the reversal of an uncertain tax position.   The Other income/(expense) and Income tax line items on the income statement as reported include the impact of the reversal of a pre-acquisition uncertain tax position for $2.7 million related to an acquisition in a prior year.  Excluding the reversal of the uncertain tax position, Other income/(expense) would have been about $0.5 million income, and Income taxes would have been about $3.5 million expense.

Net Income
Net income for the first quarter of 2011 was $10.9 million compared to 2010 first quarter net income of $7.5 million.  Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2011 was $10.7 million, or $0.45 per diluted share, compared to 2010 first quarter net income attributable to Franklin Electric Co., Inc. of $7.3 million or $0.31 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY
The Company’s primary sources of liquidity are cash flows from operations and funds available under its committed, unsecured, revolving credit agreement maturing 2011 (the “Agreement”) in the amount of $120.0 million, and its amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with notes issued thereunder beginning to mature in 2015.  During 2011, the company plans to renew the Agreement with similar borrowing capacity and with terms and conditions that reflect market conditions at the time of renewal.  The Company has no scheduled principal payments on the Prudential Agreement until 2015.  As of April 2, 2011 the Company had no amounts outstanding and $116.8 million of borrowing capacity under the Agreement and $50.0 million of borrowing capacity under the Prudential Agreement.  Amounts available under the Agreement have been reduced by outstanding standby letters of credit.  The continued uncertainty in the financial and credit markets has not impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, dividends, and debt service will be adequately funded from its existing credit agreements.  The Agreement and the Prudential Agreement do not contain any material adverse change or similar provisions that would accelerate the maturity of amounts drawn under either agreement. The Agreement and Prudential Agreement contain various customary conditions and covenants, which limit, among other things, borrowings, interest coverage, loans or advances and investments.  The Company’s main financial covenants include an interest coverage ratio and a leverage ratio.  As of April 2, 2011, the Company was in compliance with all covenants.

The Company entered into two forward purchase contracts for foreign currency.  The contracts were initiated to favorably position the Company’s foreign operations for future possible capital investments.  The contracts were outstanding as of the end of the first quarter 2011.

Net cash outflows from operating activities were $31.1 million in the three months ended April 2, 2011 compared to cash outflows of $12.6 million in the three months ended April 3, 2010.  Receivables and inventory were a $40.4 million net use of cash in the first three months of 2011.  Accounts payable and accrued expenses were a use of cash of $0.5 million compared to a source of cash of $17.2 in the three months ended April 3, 2010.

Net cash used in investing activities was $3.2 million in the three months ended April 2, 2011 related to purchases of equipment, compared to a $0.4 million use of cash for the three months ended April 3, 2010.

Net cash used by financing activities of $5.9 million in the three months ended April 2, 2011 was primarily related to the payment of $3.0 million in dividends to the Company’s common shareholders and the repurchase of 99,000 shares of the Company’s common stock for $4.1 million pursuant to the Stock Redemption Agreement.  Net cash used by financing activities of $2.5 million in the three months ended April 3, 2010 was primarily related to the payment of dividends to the Company’s shareholders.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”  While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, raw material costs, technology factors, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks, all as described in the Company’s Securities and Exchange Commission filings, included in Part 1, Item 1A of the Company’s Annual Report on Form 10K for the fiscal year ended January 1, 2011, and in Exhibit 99.1 thereto.  Any forward-looking statements included in this Form 10-Q are based upon information currently available.  The Company does not assume any obligation to update any forward-looking information.

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

The claims in the complaint mirror those that CARB presented to the Company in the Notice of Violation, and include claims that the Company negligently and intentionally sold nozzles with a modified diaphragm without required CARB certification.  The Company believes that, throughout the period to which the complaint relates, it acted in full cooperation with CARB and in the best interests of CARB’s vapor emissions control program.  Although the complaint seeks penalties of at least $25.0 million, it is the Company’s position that there is no reasonable basis for penalties of this amount.

In addition, as the Company has previously reported, the Sacramento Metropolitan Air Quality Management District (“SMAQMD”) issued a Notice of Violation to the Company concerning the diaphragm matter in March 2008.  Discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency’s concerns did not result in agreement, and in November 2010 SMAQMD filed a civil complaint in the Sacramento Superior Court, mirroring the claims brought by CARB with respect to the diaphragm issue and also alleging violation of SMAQMD rules.  SMAQMD’s suit asks for at least $5.0 million in penalties for the violations claimed in its jurisdiction.

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

On July 31, 2009, Sta-Rite Industries, LLC and Pentair, Inc. filed an action against the Company in the U.S. District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products and seeking damages in excess of $10.0 million for each claimant.  The Company has denied liability, is defending the case vigorously, and has filed a counterclaim alleging Sta-Rite and Pentair's breach of the same Settlement Agreement.  Discovery has concluded and each side has filed a motion for summary judgment, seeking dismissal of the other's claims.  Those motions are currently pending.  The Company cannot predict the ultimate outcome of this litigation, and any settlement or adjudication of this matter, depending on the amount, could have a material effect on the Company’s results of operations.

ITEM 1A. RISK FACTORS
There were no material changes to the risk factors set forth in Part 1, Item 1A, in the Company’s annual report on Form 10-K for the fiscal year ended January 1, 2011.  Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. During the first quarter of 2011, the Company repurchased 99,000 shares for $4.1 million.  The maximum number of shares that may still be purchased under the Company plan is 1,551,913.   All repurchased shares were retired.

The following table shows certain information related to the Company’s repurchases of common stock for the three months ended April 2, 2011, under the Company’s stock repurchase program.

Period	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
Jan 2. - Feb. 5	-	-	-	1,650,913
Feb. 6 - Mar. 5	-	-	-	1,650,913
Mar. 6 - Apr. 2	99,000	$40.95	99,000	1,551,913
Total	99,000	$40.95	99,000	1,551,913

ITEM 6. EXHIBITS
See the Exhibit Index located on page 30.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: May 12, 2011	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2011	By	/s/ John J. Haines
John J. Haines, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED APRIL 2, 2011

Number	Description

18.1	Franklin Electric Co., Inc. and Subsidiaries Preferability Letter from Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase