Form 10-Q
period 2011-07-02
FRANKLIN ELECTRIC CO INC
filed 2011-08-09
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011

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

YES☒	NO☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES☒	NO☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer☒	Accelerated Filer☐	Non-Accelerated Filer☐	Smaller Reporting Company☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES☐	NO☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 2, 2011
$.10 par value	23,177,925 shares

FRANKLIN ELECTRIC CO., INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)
	Second Quarter Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
		As Adjusted		As Adjusted
		(Note 3)		(Note 3)
Net sales	$224,119	$190,418	$409,449	$350,411
Cost of sales	146,904	125,782	271,708	235,170
Gross profit	77,215	64,636	137,741	115,241
Selling, general, and administrative expenses	43,931	43,118	88,077	79,004
Restructuring expense	501	2,935	919	5,100
Operating income	32,783	18,583	48,745	31,137
Interest expense	(2,406)	(2,278)	(4,612)	(4,491)
Other income/(expense)	949	400	2,568	(1,829)
Foreign exchange income/(expense)	(938)	112	(1,358)	309
Income before income taxes	30,388	16,817	45,343	25,126
Income taxes	8,381	5,366	12,433	6,123
Net income	$22,007	$11,451	$32,910	$19,003
Less: Net income attributable to noncontrolling interests	(357)	(316)	(580)	(540)
Net income attributable to Franklin Electric Co., Inc.	$21,650	$11,135	$32,330	$18,463
Income per share:
Basic	$0.92	$0.48	$1.38	$0.80
Diluted	$0.91	$0.47	$1.35	$0.79
Dividends per common share	$0.14	$0.13	$0.27	$0.26

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)
	July 2, 2011	January 1, 2011
		As Adjusted
		(Note 3)
ASSETS
Current assets:
Cash and equivalents	$94,173	$140,070
Receivables, less allowances of $3,028 and $2,340, respectively	121,708	70,829
Inventories:
Raw material	55,696	51,468
Work-in-process	17,146	12,461
Finished goods	91,918	76,303
	164,760	140,232
Deferred income taxes	13,524	13,182
Other current assets	16,171	14,787
Total current assets	410,336	379,100

Property, plant, and equipment, at cost:
Land and buildings	88,572	84,724
Machinery and equipment	201,746	181,291
Furniture and fixtures	21,641	20,924
Other	9,111	6,323
	321,070	293,262
Less: Allowance for depreciation	(165,122)	(150,186)
	155,948	143,076
Asset held for sale	1,500	2,325
Intangible assets	102,845	89,011
Goodwill	175,729	165,193
Other assets	17,403	9,854
Total assets	$863,761	$788,559

See Notes to Condensed Consolidated Financial Statements.

	July 2, 2011	January 1, 2011
		As Adjusted (Note 3)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57,102	$39,084
Accrued expenses	55,001	64,714
Income taxes	11,180	4,268
Current maturities of long-term debt and short-term borrowings	11,848	1,241
Total current liabilities	135,131	109,307
Long-term debt	154,384	151,245
Deferred income taxes	21,497	17,887
Employee benefit plans	55,638	65,967
Other long-term liabilities	17,264	8,313

Commitments and contingencies	—	—

Redeemable noncontrolling interest	14,732	7,291

Shareowners equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (23,178 and 23,257, respectively)	2,318	2,326
Additional capital	135,798	129,705
Retained Earnings	329,144	313,905
Accumulated other comprehensive loss	(5,012)	(19,442)
Total shareowners' equity	462,248	426,494
Noncontrolling interest	2,867	2,055
Total equity	465,115	428,549
Total liabilities and equity	$863,761	$788,559

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010
		As Adjusted
		(Note 3)
Cash flows from operating activities:
Net income	$32,910	$19,003
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,729	12,718
Share-based compensation	2,216	2,578
Deferred income taxes	(909)	2,076
(Gain)/loss on disposals of plant and equipment	1,021	(1,181)
Asset impairment	—	2,458
Foreign exchange expense	1,358	—
Excess tax from share-based payment arrangements	(659)	(608)
Changes in assets and liabilities:
Receivables	(35,294)	(30,923)
Inventories	(11,282)	(5,035)
Accounts payable and accrued expenses	3,913	28,971
Income taxes	6,721	(750)
Employee benefit plans	(9,138)	(6,219)
Other	2,280	(951)
Net cash flows from operating activities	5,866	22,137
Cash flows from investing activities:
Additions to property, plant, and equipment	(8,213)	(5,012)
Proceeds from sale of property, plant, and equipment	307	1,468
Cash paid for acquisitions, net of cash acquired	(24,869)	—
Additional consideration for prior acquisition	(6,623)	—
Loan to customer	(3,340)	—
Net cash flows from investing activities	(42,738)	(3,544)
Cash flows from financing activities:
Repayment of long-term debt	(52)	(336)
Proceeds from issuance of common stock	3,423	1,713
Excess tax from share-based payment arrangements	659	608
Purchases of common stock	(10,629)	(3,516)
Dividends paid	(6,167)	(5,918)
Net cash flows from financing activities	(12,766)	(7,449)
Effect of exchange rate changes on cash	3,741	(5,081)
Net change in cash and equivalents	(45,897)	6,063
Cash and equivalents at beginning of period	140,070	86,875
Cash and equivalents at end of period	$94,173	$92,938

Cash paid for income taxes	$2,744	$2,831
Cash paid for interest	$4,614	$4,223

Non-cash items:
Payable to seller of acquired entities	$5,748	$309

Additions to property, plant, and equipment, not yet paid	$943	$1,971
Stock option exercises forfeitures, or stock retirements	$—	$647

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of January 1, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of July 2, 2011 and for the second quarters ended July 2, 2011 and July 3, 2010, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the second quarter ended July 2, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended January 1, 2011.

2.  NEW ACCOUNTING PRONOUNCEMENTS
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-4 Fair Value Measurement and Disclosure. The new guidance requires additional disclosures for Level 3 measurements including quantitative information about the significant unobservable inputs used in estimating fair value, a discussion of the sensitivity of the measurement to these inputs, and a description of the Company's valuation process. ASU 2011-4 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the ASU addresses only disclosure requirements, adoption of ASU 2011-4 is not expected to impact the Company's financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-5 Statement of Comprehensive Income. The new statement gives companies the option of presenting net income and comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. Currently companies report other comprehensive income and its components in stockholders' equity. ASU 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and will impact the financial statement presentation of the Company in first quarter 2012. As the ASU addresses only disclosure requirements, the adoption of the ASU 2011-5 is not expected to impact the Company's financial position, results of operations or cash flows.

3.  SIGNIFICANT ACCOUNTING POLICIES
During the six fiscal months ended July 2, 2011, the Company did not change any of its existing accounting policies with the exception of the following accounting principle, which was adopted and became effective with respect to the Company on January 2, 2011.

Effective January 2, 2011, the Company elected to change its accounting method of valuing all of its inventories that used the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.  Inventories valued using the LIFO and FIFO methods represented approximately 11% and 85%, respectively, of total inventories as of January 1, 2011 with the remaining inventory recorded using the average cost method. The Company believes the change is preferable because it will (1) more closely reflect current acquisition cost and improve the matching of revenue and expense, (2) conform 96% of the Company’s method of inventory valuation to the FIFO method and (3) enhance comparability with industry peers. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections. As a result of the accounting change, retained earnings as of January 2, 2010 increased from $285.5 million to $294.1 million.  As of January 2, 2011, the Company converted all LIFO inventory balances in its accounting systems to FIFO inventory which effectively eliminated its LIFO pools prospectively.

As a result of the retrospective application of this change in accounting principle, certain financial statement line items in the Company’s condensed consolidated balance sheet as of January 1, 2011, its condensed consolidated statements of income for the three and six months ended July 3, 2010, and condensed consolidated statement of cash flows for the six months ended July 3, 2010 were adjusted as presented below:

Condensed Consolidated Statements of Income	Second Quarter Ended July 3, 2010
(In thousands, except per share amounts)	As Originally		Effect of
	Reported	As Adjusted	Change
Cost of sales	$125,950	$125,782	$(168)
Operating income	18,415	18,583	168
Income taxes	5,311	5,366	55
Net income	11,338	11,451	113
Net income attributable to Franklin Electric Co., Inc.	11,022	11,135	113
Income per share:
Basic	$0.47	$0.48	$0.01
Diluted	$0.47	$0.47	$—

	Six Months Ended July 3, 2010
	As Originally		Effect of
	Reported	As Adjusted	Change
Cost of sales	$235,506	$235,170	$(336)
Operating income	30,801	31,137	336
Income taxes	6,013	6,123	110
Net income	18,777	19,003	226
Net income attributable to Franklin Electric Co., Inc.	18,237	18,463	226
Income per share:
Basic	$0.79	$0.80	$0.01
Diluted	$0.78	$0.79	$0.01

Condensed Consolidated Balance Sheet	Year Ended January 1, 2011
(In thousands)	As Originally		Effect of
	Reported	As Adjusted	Change
Inventories	$126,007	$140,232	$14,225
Deferred income taxes	18,762	13,182	(5,580)
Retained earnings	305,260	313,905	8,645

Condensed Consolidated Statement of Cash Flows	Six Months Ended July 3, 2010
(In thousands)	As Originally		Effect of
	Reported	As Adjusted	Change
Net income	$18,777	$19,003	$226
Changes in assets and liabilities:
Inventories	(4,699)	(5,035)	(336)
Income taxes	(860)	(750)	110

As a result of the conversion described above it is necessary to estimate the effect of the change in accounting method on the current period. The estimated impact of this accounting change on the condensed consolidated statements of income as computed under LIFO for the three and six months ended July 2, 2011 would be an increase in cost of sales of $0.4 million and $0.8 million, respectively; a decrease in operating income of $0.4 million and $0.8 million, respectively; a decrease in income taxes of $0.1 million and $0.2 million, respectively; a decrease in net income of $0.3 million and $0.6 million, respectively; a decrease in net income attributable to Franklin Electric Co., Inc. of $0.3 million and $0.6 million, respectively; and a decrease in both basic and diluted income per share of $0.01 and $0.02, respectively.

The estimated impact of this change to the condensed consolidated balance sheet as computed under LIFO as of July 2, 2011, would be a decrease in inventories of $15.0 million, an increase in deferred income taxes of $5.8 million, and a decrease in retained earnings of $9.2 million.

The estimated impact to the condensed consolidated statement of cash flows for the six months ended July 2, 2011 would be a reduction of cash provided by net income of $0.6 million offset by a $0.8 million source of cash from the reduction in inventory and a $0.2 million use of cash from the reduction in income taxes.  There would be no impact to net cash flows from operating activities in the six months ended July 2, 2011.

4. ACQUISITIONS
In an agreement dated May 2, 2011, between Franklin Electric BV (a wholly owned subsidiary of the Company) and Impo Motor Pompa Sanayi ve Ticaret A.S. ("Impo"), the Company acquired 80 percent of the outstanding shares of Impo, net of debt acquired, for approximately 39.6 million Turkish lira ("TL"), $25.8 million at the then current exchange rate, subject to certain terms and conditions. See Footnote 12 for description of the debt acquired with Impo.

Impo, located in Izmir, Turkey, is the leading supplier of groundwater pumping equipment in Turkey. The Impo acquisition, combined with the Company's current presence in the region, will provide the Company with the leading position in the rapidly growing market for groundwater pumping systems in Turkey and throughout the Middle East. It will also provide a low cost manufacturing base for supplying the entire region.

The preliminary intangible assets of $15.4 million consist primarily of customer relationships, which will be amortized over 13 years, and trademarks. All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes.

The purchase agreement for Impo includes an earn-out provision payable to the sellers if certain performance criteria are achieved in any year from 2011 to 2013. Additional payments will not exceed TL 10.0 million. As of the acquisition date, the Company recorded contingent consideration of TL 8.5 million ($5.5 million) as determined by the income approach.

The preliminary purchase price assigned to each major identifiable asset and liability was as follows:

(In millions)

Assets:
Cash acquired	$0.9
Current assets	25.7
Property, plant and equipment	10.9
Intangible assets	15.4
Goodwill	7.3
Other assets	2.8
Total assets	63.0
Contingent consideration	(5.5)
Liabilities	(31.7)
Total purchase price	$25.8

The fair value of the identifiable intangible assets and property, plant and equipment are provisional amounts pending final valuations and purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation. Acquisition-related costs, primarily included in selling, general and administrative expenses in the Company's statement of income, were $0.2 million for the six months ended July 2, 2011.

The results of operations of Impo were included in the Company's consolidated statements of income from its acquisition date through the second quarter ended July 2, 2011. The difference between actual sales for the Company and proforma annual sales including Impo as if it were acquired at the beginning of the year was not material as a component of the Company's consolidated sales for the six months ending July 2, 2011 and July 3, 2010, respectively.

5. REDEEMABLE NONCONTROLLING INTEREST
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

In the second quarter of 2011, the Company completed the acquisition of 80 percent of Impo. The 20 percent noncontrolling interest was recorded at fair value as of the acquisition date. The noncontrolling interest holders have the option, which is embedded in the noncontrolling interest, to require the Company to redeem their ownership interests by May 2, 2014, three years after the original agreement was signed.

These noncontrolling interests are redeemable at other than fair value as the redemption value is determined based on a specified formula.  The noncontrolling interests become redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interests at the greater of (1) the initial carrying amount, increased or decreased for each noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.  As of July 2, 2011, the Vertical redeemable noncontrolling interest is recorded at the redemption value and the Impo redeemable noncontrolling interest is recorded at the carrying amount.

According to the authoritative accounting guidance for redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, then the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of fair value.  The Company adjusted the recorded amount of the redeemable noncontrolling interests for Vertical by $0.3 million for the six month period ended July 2, 2011. A resulting adjustment to the earnings per share computation was necessary in the second quarter 2011 (see Note 13 EARNINGS PER SHARE). There was no adjustment necessary in 2010.

6.  FAIR VALUE MEASUREMENTS
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

The Company designates the cash equivalents as Level 1, as they are Money Market accounts backed by Treasury Bills. As of July 2, 2011, and January 1, 2011, these assets measured at fair value on a recurring basis were as follows:

(In millions)	July 2, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$17.2	$17.2	$—	$—

	January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$20.0	$20.0	$—	$—

The following table summarizes information regarding the Company’s non-financial assets and liabilities measured at fair value on a nonrecurring basis:

(In millions)	July 2, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$1.5	$—	$—	$1.5	$3.2
Impo contingent consideration	5.5	—	—	5.5	—
	$7.0	$—	$—	$7.0	$3.2

	January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$2.3	$—	$—	$2.3	$2.4

During the second quarter of 2010, the Company recorded the impairment as a restructuring expense on property, plant, and equipment relating to the Siloam Springs facility which is classified as held for sale.  The fair value was based on appraised values and management estimates less costs to sell.

During the second quarter of 2011, the Company recorded $5.5 million (TL 8.5 million) of contingent consideration relating to the second quarter 2011 acquisition of Impo. The fair value as of July 2, 2011 was based on the income approach.

7. OTHER ASSETS
The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the consolidated balance sheet.  The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends.  The carrying value of the investment was $9.8 million as of July 2, 2011 and $8.8 million as of January 1, 2011.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income/(expense)” in the Company’s statements of income, was $0.6 million and $0.2 million for the second quarter ended July 2, 2011 and July 3, 2010, respectively, and $1.1 million and $0.4 million for the six months ended July 2, 2011 and July 3, 2010, respectively.

During the second quarter the Company entered into a loan agreement with a parent of a customer.  The current maturity is included in "Receivables" and the long term portion is included in "Other assets" on the consolidated balance sheet. The agreement provides for interest on the loan at a variable market interest rate with the customer to repay the loan plus interest in semi-annual installments throughout the seven year term.  The Company has a long term relationship with the customer and considers the loan fully collectible.

8. INTANGIBLE ASSETS AND GOODWILL
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	July 2, 2011		January 1, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangibles:
Patents	$8.0	$(5.1)	$7.9	$(4.8)
Supply agreements	4.4	(4.3)	4.4	(3.9)
Technology	7.5	(2.4)	7.5	(2.2)
Customer relationships	83.1	(15.4)	70.7	(13.1)
Other	1.9	(1.4)	1.1	(1.1)
Total	$104.9	$(28.6)	$91.6	$(25.1)
Unamortized intangibles:
Trade names	26.5	—	22.5	—
Total intangbiles	$131.4	$(28.6)	$114.1	$(25.1)

Amortization expense related to intangible assets for the second quarter ended July 2, 2011 and July 3, 2010 was $1.7 million and $1.2 million, respectively, and for the six months ended July 2, 2011 and July 3, 2010, was $2.9 million and $2.5 million, respectively.

Amortization expense is projected as follows:

(In millions)	2011	2012	2013	2014	2015
	$5.6	$5.6	$5.4	$5.3	$5.3

The change in the carrying amount of goodwill by reporting segment for the six months ended July 2, 2011, is as follows:

(In millions)	Water Systems	Fueling Systems	Consolidated
Balance as of January 1, 2011	$107.0	$58.2	$165.2
Acquisitions	7.3	—	7.3
Adjustments to prior year acquisitions	—	0.5	0.5
Foreign currency translation	2.6	0.1	2.7
Balance as of July 2, 2011	$116.9	$58.8	$175.7

The 2006 purchase agreement for Healy Systems, Inc. provides for additional payments of 5 percent of certain Healy Systems, Inc. product sales through 2011.  Adjustments to prior year acquisitions primarily include those contingency commitments to the former owners of Healy Systems, Inc.

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans – As of July 2, 2011, the Company maintained three domestic pension plans and three German pension plans.  The Company uses a December 31 measurement date for its plans.

The following table sets forth aggregated net periodic benefit cost and other benefit cost for the second quarter and six months ended July 2, 2011 and July 3, 2010, respectively:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$0.9	$0.7	$1.9	$1.4
Interest cost	2.6	2.1	5.2	4.4
Expected return on assets	(3.2)	(2.6)	(6.5)	(5.2)
Loss	1.0	0.5	1.9	1.0
Prior service cost	—	—	0.1	0.1
Curtailment cost	—	—	—	0.9
Settlement cost	—		—	0.4
Total net periodic benefit cost	$1.3	$0.7	$2.6	$3.0

(In millions)	Other Benefits
	Second Quarter Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Interest cost	$0.1	$0.2	$0.3	$0.3
Obligation	—	—	0.1	0.1
Curtailment	—	—	—	0.2
Total net periodic benefit cost	$0.1	$0.2	$0.4	$0.6

In the six months ended July 2, 2011, the Company made contributions to the plans of $11.2 million.  The amount of contributions to be made to the Plans during calendar year 2011 will be finalized by September 15, 2011 based upon the desired funding level to be achieved as of the January 1, 2011 valuation.

10. INCOME TAXES
The effective tax rate on income before income taxes in 2011 and 2010 varies from the United States statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit.

11. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
As of the beginning of fiscal year 2011, the Company had gross unrecognized tax benefits of $3.6 million, excluding accrued interest and penalties.  The unrecognized tax benefits recorded for state income tax liabilities increased $0.2 million and for federal tax liabilities increased $2.3 million based on evaluations during the first half of 2011, primarily related to acquisitions.  The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $6.1 million as of July 2, 2011.  Of the unrecognized tax benefits, $3.3 million are related to acquisitions occurring in 2011 and prior to 2011 for which indemnification was provided for in the respective purchase agreements.  The impact of all unrecognized benefits on the effective tax rate, if recognized, would be the net unrecognized tax benefit of $2.5 million, which is net of the federal benefit for state tax of $0.3 million and net of interest and penalty.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  The Company’s reserve for interest and penalties as of July 2, 2011 and as of January 1, 2011 was approximately $0.4 million and $0.4 million, respectively.  Interest and penalties recorded through the first half of 2011 were not considered significant.

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

12. DEBT
Debt consisted of the following:

(In millions)
	July 2, 2011	January 1, 2011
Prudential Agreement - 5.79 percent	$150.0	$150.0
Capital leases	0.2	0.7
Foreign subsidiary debt	16.0	1.8
	166.2	152.5
Less current maturities	(11.8)	(1.3)
Long-term debt	$154.4	$151.2

During the second quarter, with the acquisition of the 80 percent interest in Impo, the Company acquired $14.1 million of debt. Impo has credit facilities with domestic and international banks, transacting in TL, euro, and U.S. dollar currencies.  Under the credit facilities there was the equivalent of approximately $24.0 million of credit available to Impo. Of this $24.0 million, at quarter end Impo had debt outstanding of approximately $14.1 million with interest rates ranging from 3 percent to 12 percent and maturity dates ranging from third quarter 2011 to February 2018.

The estimated fair value of long term debt was $160.0 million and $162.0 million at July 2, 2011 and January 1, 2011, respectively.  In the absence of quoted prices in active markets considerable judgment is required in developing estimates of fair value.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long term debt the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$166.0	$11.6	$1.2	$1.0	$0.8	$30.6	$120.8
Capital leases	0.2	0.2	—	—	—	—	—
	$166.2	$11.8	$1.2	$1.0	$0.8	$30.6	$120.8

13. EARNINGS PER SHARE
Following is the computation of basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Numerator:		As Adjusted (Note 3)		As Adjusted (Note 3)
Net income attributable to Franklin Electric Co., Inc.	$21.7	$11.1	$32.3	$18.5
Less: Undistributed earnings allocated to redeemable non- controlling interest	0.2	—	0.3	—
	$21.5	$11.1	$32.0	$18.5
Denominator:
Basic
Weighted average common shares	23.2	23.3	23.2	23.2
Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.5	0.3	0.5	0.3
Adjusted weighted average common shares	23.7	23.6	23.7	23.5
Basic earnings per share	$0.92	$0.48	$1.38	$0.80
Diluted earnings per share	$0.91	$0.47	$1.35	$0.79
Anti-dilutive stock options	0.3	0.9	0.3	0.9
Anti-dilutive stock options price range – low	$43.43	$28.82	$43.43	$28.82
Anti-dilutive stock options price range – high	$48.87	$48.87	$48.87	$48.87

14. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the six months ended July 2, 2011:

(In thousands)
Description	Common	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest
Balance as of January 1, 2011	$2,326	$129,705	$313,905	$(38,485)	$19,043	$2,055	$428,549	$7,291
As Adjusted (Note 3)
Net Income			32,330			306	32,636	274
Noncontrolling interest accretion			(292)				(292)	292
Dividends on common stock			(6,167)				(6,167)
Common stock issued	12	3,411					3,423
Common stock repurchased or received for stock options exercised	(25)		(10,604)				(10,629)
Share-based compensation	5	2,211					2,216
Tax benefit of stock options exercised		471					471
Impo acquisition								6,521
Currency translation adjustment			(28)		13,325	506	13,803	354
Pension liability, net of taxes				1,105			1,105
Balance as of July 2, 2011	$2,318	$135,798	$329,144	$(37,380)	$32,368	$2,867	$465,115	$14,732

15. OTHER COMPREHENSIVE INCOME
Comprehensive income is as follows:

	Second Quarter Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
(In millions)		As Adjusted		As Adjusted
		(Note 3)		(Note 3)
Net income	$22.0	$11.5	$32.9	$19.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3.7	(11.8)	14.2	(16.7)
Pension liability adjustment	0.5	0.6	1.1	1.0
Total other comprehensive income	$26.2	$0.3	$48.2	$3.3
Less: comprehensive income attributable to noncontrolling interest	(0.3)	0.4	(1.4)	0.7
Comprehensive income attributable to Franklin Electric Co., Inc.	$25.9	$0.7	$46.8	$4.0

16.  SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

(In millions)

	Second Quarter Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	Net sales to external customers
Water Systems	$183.5	$160.1	$330.7	$294.3
Fueling Systems	40.6	30.3	78.7	56.1
Consolidated	$224.1	$190.4	$409.4	$350.4

	Second Quarter Ended		Six Months Ended
		July 3, 2010		July 3, 2010
	July 2, 2011	As Adjusted (Note 3)	July 2, 2011	As Adjusted (Note 3)
	Operating		income (loss)
Water Systems	$36.3	$26.4	$57.7	$43.7
Fueling Systems	7.3	1.9	12.6	6.2
Other	(10.8)	(9.7)	(21.6)	(18.8)
Consolidated	$32.8	$18.6	$48.7	$31.1

		January 1, 2011
	July 2, 2011	As Adjusted (Note 3)
	Total assets
Water Systems	$545.0	$458.9
Fueling Systems	220.5	221.1
Other	98.3	108.6
Consolidated	$863.8	$788.6

Cash is the major asset group in “Other” of total assets.  Prior year presentation has been reclassified to conform to current year segment presentation.

17.  CONTINGENCIES AND COMMITMENTS
In August 2010, the California Air Resources Board (“CARB”) filed a civil complaint in the Los Angeles Superior Court against the Company and Franklin Fueling Systems, Inc. (a wholly-owned subsidiary of the Company).  The complaint relates to a third-party-supplied component part of the Company’s Healy 900 Series nozzle, which is part of the Company’s Enhanced Vapor Recovery (“EVR”) Systems installed in California gasoline filling stations.  This part, a diaphragm, was the subject of a retrofit during the first half of 2008.  As the Company has previously reported, in October 2008 CARB issued a Notice of Violation to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  The Company and CARB worked to resolve the diaphragm matter without court action, but were unable to reach agreement.

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

In July 2010, the Company entered into a tolling agreement with the South Coast Air Quality Management District (“SCAQMD”) and began discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency’s concerns.  Those discussions did not result in agreement and in December 2010, SCAQMD filed a civil complaint against the Company in Los Angeles Superior Court.  The complaint alleges violations of California statutes and regulations, similar to the complaint filed by CARB, as well as violation of SCAQMD rules, and seeks penalties of at least $12.5 million.  The SCAQMD complaint does not allege an intentional violation of any statute, rule, or regulation. This case has now been consolidated with the CARB case in Los Angeles Superior Court.

The Company believes that there is no reasonable basis for the amount of penalties claimed in the SMAQMD and SCAQMD suits.  The Company has answered the SMAQMD and SCAQMD complaints, as well as the CARB complaint, denying liability and asserting affirmative defenses. Discovery in all these cases has commenced.

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

The Company acquired the Healy product line in September 2006 when it purchased Healy Systems, Inc.  As previously reported, the Company withheld a portion of the purchase price and the earn-out payments otherwise due to James Healy (the principal former owner of Healy Systems) against its claim for indemnification with respect to the diaphragm matter.  Mr. Healy sued the Company in U.S. District Court in New Hampshire, claiming these funds.  In December 2010, the Court ruled, after trial, that the Company was not entitled to indemnification for the diaphragm matter.  The Court also ruled that Mr. Healy was entitled to prejudgment interest on certain of the withheld funds.

The Company released the funds withheld on account of the diaphragm matter in January 2011, and in December 2010 recognized a charge of $1.2 million reflecting attorneys’ fees for Mr. Healy, on which the Court had not yet ruled, and prejudgment interest.  The Company and Mr. Healy in June 2011 reached an agreement to resolve all their disputes, including Mr. Healy’s indemnification obligations with respect to a separate patent matter. The payments for these items closely approximated the prior amounts recognized by the Company.  The New Hampshire litigation has been dismissed and the Company has no pending dispute with Mr. Healy.

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

At July 2, 2011, the Company had $5.3 million of commitments primarily for the purchase of machinery and equipment and building expansions.

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

The changes in the carrying amount of the warranty accrual, as recorded in “Accrued expenses” in the Company’s condensed consolidated balance sheet for the six months ended July 2, 2011, are as follows:

(In millions)

Balance as of January 1, 2011	$9.4
Accruals related to product warranties	3.4
Reductions for payments made	(3.4)
Balance as of July 2, 2011	$9.4

18. SHARE-BASED COMPENSATION
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

The Company currently issues new shares from its common stock balance to satisfy option exercises under the Stock Plan and a similar prior plan and stock awards under the Stock Plan.

Stock Option Grants
The fair value of each option award for options granted or vesting is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first six months ended July 2, 2011 and July 3, 2010 are as follows:

	July 2, 2011	July 3, 2010
Risk-free interest rate	0.05 - 4.84%	1.61 - 3.20%
Dividend yield	0.65 - 1.23%	0.65 – 1.72%
Weighted-average dividend yield	1.07%	0.95%
Volatility factor	0.355 - 0.434	0.355 – 0.398
Weighted-average volatility	0.432	0.396
Expected term	1.5 years	6.3 years
Forfeiture rate	3.59%	2.70%

A summary of the Company’s stock option plans activity and related information for the six months ended July 2, 2011 and July 3, 2010 is as follows:

(Shares in thousands)	July 2, 2011		July 3, 2010
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding beginning of period	1,817	$27.95	1,979	$26.80
Granted	113	43.43	157	29.03
Exercised	(117)	26.45	(140)	16.99
Forfeited	(9)	36.81	(21)	42.33
Outstanding end of period	1,804	$28.97	1,975	$27.49
Expected to vest after applying forfeiture rate	1,780	$28.99	1,943	$27.57
Vested and exercisable end of period	1,255	$30.05	1,214	$30.08

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the six months ended July 2, 2011 is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding end of period	5.58 years	$34,316
Expected to vest after applying forfeiture rate	5.54 years	$33,821

Vested and exercisable end of period	4.46 years	$22,547

There were no options granted during the second quarter 2011. The total intrinsic value of options exercised during the second quarter July 2, 2011 and July 3, 2010 was $1.4 million and $1.0 million, respectively.  There were no share-based liabilities paid during the second quarter quarter 2011.

As of July 2, 2011, there was $3.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan in the form of stock options. That cost is expected to be recognized over a weighted-average period of 1.83 years.

Stock Awards
A summary of the Company’s stock award activity and related information for the six months ended July 2, 2011 and July 3, 2010 is as follows:

(Shares in thousands)	July 2, 2011		July 3, 2010
Nonvested Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	128	$31.86	72	$40.12
Awarded	68	43.40	101	29.89
Vested	(3)	39.12	(36)	40.86
Forfeited	(20)	47.41	—	48.87
Nonvested at end of period	173	$34.44	137	$32.58

There were no stock awards granted during the second quarter of 2011. As of July 2, 2011, there was $4.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan in the form of stock awards. That cost is expected to be recognized over a weighted-average period of 2.62 years.

19.  RESTRUCTURING
Phase III of the Global Manufacturing Realignment Program was substantially complete as of the end of 2010; however, there were residual asset write-offs and severance incurred in 2011.  All expenses were attributed to the Water Systems segment.
In June 2011, the Company announced Phase IV of the Global Manufacturing Realignment Program. The Company will transfer approximately 260,000 annual man hours of manufacturing activity from the Oklahoma City, Oklahoma facility primarily to the Linares, Mexico facility with a small portion of the transfer going to another Oklahoma City based facility. Transfers should be completed by the end of the first quarter 2012. The Company also expects to incur miscellaneous expenses associated with realignments and movements of manufacturing and distribution facilities in a variety of international locations, including the relocation to a new manufacturing facility in Joinville, Brazil.

The Company has estimated the pretax charge for Phase IV to be between $2.6 million and $5.2 million, of which $1.2 million to $3.5 million is for closing the Oklahoma City manufacturing facility. The charges began in the second quarter of 2011 and will end in the fourth quarter 2012 and include severance, pension curtailments, asset write-offs, and equipment relocation.

Costs incurred in the second quarter and six months ended July 2, 2011 included in the “Restructuring expense” line of the income statement are as follows:

(In millions)	Second Quarter Ended	Six Months Ended
	July 2, 2011	July 2, 2011
Severance and other employee assistance costs	$0.1	$0.2
Asset write-off	0.4	0.7
Total	$0.5	$0.9

As of July 2, 2011 and July 3, 2010, there were $0.1 million and $0.3 million, respectively, in restructuring reserves primarily for severance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company changed the accounting method by which it values certain inventory from LIFO to FIFO and has adjusted the prior year inventory balances to reflect the change.  As a result of the retrospective application of this change in accounting principle, certain financial statement line items in the Company’s condensed consolidated balance sheet as of January 1, 2011 and its condensed consolidated statements of income for the quarter and six months ended July 3, 2010 and statement of cash flows for the six months ended July 3, 2010 were adjusted. See Note 3 to the Condensed Consolidated Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q.

Second Quarter 2011 vs. Second Quarter 2010

OVERVIEW
Sales and earnings for the second quarter of 2011 were up from the same quarter last year.  The sales increase was attributable to the Company's acquisitions, the impact of foreign currency translation and sales volume and price increases. The Company's consolidated gross profit was $77.2 million for the second quarter of 2011, an increase of $12.6 million or about 20 percent from the second quarter of 2010. Gross profit as a percent of net sales increased 60 basis points to 34.5 percent for the second quarter of 2011 from 33.9 percent for the second quarter of 2010. The gross profit margin improvement was due to leveraging fixed costs on higher sales, partially offset by higher material costs. The Company's earnings increased overall as a result of operating leverage, increases in pricing, and productivity improvements.

RESULTS OF OPERATIONS
Net Sales
Net sales for the second quarter of 2011 were $224.1 million, an increase of $33.7 million or 18 percent compared to 2010 second quarter sales of $190.4 million.  The incremental impact of sales from acquired businesses was $11.9 million or about 6 percent.  Sales revenue increased by $11.3 million or about 6 percent in the second quarter of 2011 due to foreign currency translation. The sales change for the second quarter of 2011, excluding acquisitions and foreign currency translation, was an increase of $10.5 million or about 6 percent.

	Q2 2011	Q2 2010	2011 v 2010
(In millions)	Net Sales
Water Systems	$183.5	$160.1	$23.4
Fueling Systems	$40.6	$30.3	$10.3
Consolidated	$224.1	$190.4	$33.7

Net Sales-Water Systems
Water Systems sales were $183.5 million in the second quarter 2011, an increase of $23.4 million or 15 percent versus the second quarter 2010. As previously announced in May, the Company acquired 80 percent of the outstanding stock of Impo Motor Pompa (Impo) of Izmir, Turkey, during the second quarter, which contributed $4.2 million or about 3 percent to sales. Excluding acquisitions, Water Systems sales grew by 12 percent. Foreign currency translation rate changes increased sales by $10.7 million, or about 7 percent, compared to sales in the second quarter of 2010. The sales change for the second quarter of 2011, excluding acquisitions and foreign currency translation, was an increase of $8.5 million or about 5 percent.

Water Systems sales in the U.S. and Canada were 41 percent of consolidated sales and grew by 10 percent compared to the second quarter prior year. Leading the Company's growth in the U.S. and Canada were sales of pumping systems for industrial and irrigation applications, which increased by about 30 percent during the quarter. The combination of high crop prices, which have generated more discretionary capital for farmers, along with dry conditions in portions of the Southwest and Midwest, has resulted in strong demand for agricultural irrigation products. Sales of pumping systems for residential and light commercial clean water and wastewater applications in the U.S. and Canada grew by about 7 percent compared to the second quarter prior year as the Company continued to gain share in this market.

Water Systems sales in Europe, the Middle East, and North Africa ("EMENA") were 17 percent of consolidated sales and grew by 42 percent compared to the second quarter prior year. Excluding acquisitions and foreign currency translation, EMENA sales grew by about 7 percent during the quarter.

Impo is the leading groundwater pump and motor company in Turkey. As a result of the Impo acquisition, the rapidly growing Middle East market now represents 35 to 40 percent of total EMENA sales, up from less than 25 percent prior to the acquisition.

Water Systems sales in Latin America were about 13 percent of consolidated sales for the quarter and grew by 14 percent compared to the prior year. Sales in Mexico continued to grow in excess of 20 percent. The second quarter year-on-year sales increase in Brazil was 12 percent.

Water Systems sales in the Asia Pacific region were 6 percent of consolidated sales and grew by 5 percent compared to the second quarter of the prior year. Last year several Taiwanese customers elected to purchase most of their requirements for the year during the second quarter. This year these customers are placing their orders more evenly throughout the year. Excluding shipments to Taiwan, Water Systems sales in Asia Pacific grew by 24 percent compared to the second quarter prior year.

Water Systems sales in Southern Africa represented 5 percent of consolidated sales during the quarter and declined by 4 percent compared to the prior year. Heavy rains and flooding in South Africa's farm belt and large pump sales in African export markets during the second quarter of 2010 resulted in lower agricultural and industrial pump and motor sales this year.

Net Sales-Fueling Systems
Fueling Systems sales were $40.6 million in the second quarter 2011, an increase of $10.3 million or about 34 percent from the second quarter 2010. Excluding the September 2010 Petrotechnik acquisition, second quarter sales were $32.9 million and grew by about 9 percent, with most of the growth in the U.S. and Canada.

Fueling Systems achieved solid double digit organic sales gains across most major fueling product lines. Pumping system sales grew by 21 percent during the quarter as station owners worldwide continue their conversion from suction to pressure pumping technology for dispensing gasoline. Fuel management systems sales grew by10 percent during the quarter. Pipe and containment sales grew by 11 percent, excluding the Petrotechnik acquisition, and by over 90 percent including the acquisition. Vapor control equipment sales declined due to strong shipments of these systems to China during the second quarter last year.

Cost of Sales
Cost of sales as a percent of net sales for the second quarter of 2011 and 2010 was 65.5 percent and 66.1 percent, respectively. Correspondingly, the gross profit margin increased to 34.5 percent from 33.9 percent, a 60 basis point improvement. The gross profit margin improvement was due to leveraging fixed costs on higher sales, partially offset by higher material costs.  Direct materials as a percentage of sales increased by 50 basis points compared to the second quarter last year.  The Company's consolidated gross profit was $77.2 million for the second quarter of 2011, up $12.6 million from the second quarter of 2010.

Selling, General and Administrative
Selling, general, and administrative (SG&A) expenses were $43.9 million in the second quarter of 2011 and increased by $0.8 million or about 2 percent in the second quarter of 2011 compared to second quarter last year. During the second quarter of 2010, Fueling Systems incurred $3.8 million in SG&A expenses for various legal matters. In the second quarter 2011, increases in SG&A attributable to acquisitions were $2.6 million. Additional increases in SG&A costs during the second quarter of 2011 resulted from information technology related expenditures for acquisition integrations, higher research and development expenses, and increased costs for marketing and selling-related expenses.

Restructuring Expenses
Restructuring expenses for the second quarter of 2011 were $0.5 million and reduced diluted earnings per share by approximately $0.01. Restructuring expenses in the second quarter of 2011 included asset dispositions and severance costs.  Restructuring expenses for the second quarter of 2010 were $2.9 million and reduced diluted earnings per share by approximately $0.08. Restructuring expenses last year included asset write-down expenses, severance costs and manufacturing equipment relocation costs primarily related to the closing of the Siloam Springs facility.

Operating Income
Operating income was $32.8 million in the second quarter of 2011, up $14.2 million from $18.6 million for the second quarter 2010.

	Q2 2011	Q2 2010 As Adjusted (Note 3)	2011 v 2010
(In millions)	Operating income (loss)
Water Systems	$36.3	$26.4	$9.9
Fueling Systems	$7.3	$1.9	$5.4
Other	$(10.8)	$(9.7)	$(1.1)
Consolidated	$32.8	$18.6	$14.2

Several specific items in the second quarter of 2011 and 2010 impacted operating income that were not operational in nature.  The second quarter of 2011 included a pre-tax charge of $0.5 million of restructuring charges and in the second quarter of 2010 there were two such items: a pre-tax expense of $3.8 million for certain legal matters and $2.9 million in restructuring charges. The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of operating income after non-GAAP adjustments and percent operating income after non-GAAP adjustments to net sales.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Operating Income and Margins
Before and After Non-GAAP Adjustments
(In millions)	For the Second Quarter 2011
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$36.3	$7.3	$(10.8)	$32.8
% Operating Income to Net Sales	19.8%	18.0%		14.6%
Non-GAAP Adjustments:
Restructuring	$0.5	$—	$—	$0.5
Legal matters	$—	$—	$—	$—
Operating Income after Non-GAAP Adjustments	$36.8	$7.3	$(10.8)	$33.3
% Operating Income after Non-GAAP Adjustments to Net Sales	20.1%	18.0%		14.9%

	For the Second Quarter 2010
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$26.4	$1.9	$(9.7)	$18.6
% Operating Income to Net Sales	16.5%	6.3%		9.8%
Non-GAAP Adjustments:
Restructuring	$2.9	$—	$—	$2.9
Legal Matters	$—	$3.8	$—	$3.8
Operating Income after Non-GAAP Adjustments	$29.3	$5.7	$(9.7)	$25.3
% Operating Income after Non-GAAP Adjustments to Net Sales	18.3%	18.8%		13.3%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $36.8 million in the second quarter 2011, an increase of 25 percent versus the second quarter 2010. The second quarter operating income margin after non-GAAP adjustments was 20.1 percent and increased by 180 basis points compared to the second quarter 2010. This increased profitability was the result of operating leverage, increases in pricing, and productivity improvements.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $7.3 million in the second quarter of 2011 compared to $5.7 million after non-GAAP adjustments in the second quarter 2010, an increase of 28 percent. The second quarter operating income margin after non-GAAP adjustments was 18.0 percent and decreased by 80 basis points compared to the 18.8 percent of net sales in the second quarter 2010 due to the mix impact of the lower margin Petrotechnik sales and higher material costs.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due to information technology expenses and higher research, development and engineering spending.

Interest Expense
Interest expense for the second quarter of 2011 and 2010 was $2.4 million and $2.3 million, respectively.

Other Income or Expense
Other income or expense was a gain of $0.9 million in the second quarter of 2011 and a gain of $0.4 million in the second quarter of 2010.   Included in other income for the second quarter of 2011 was income from equity investments of $0.6 million and interest income of $0.6 million, primarily derived from the investment of cash balances in short-term securities.

Included in other income for the second quarter of 2010 was income from equity investments of $0.2 million and interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the second quarter of 2011 of $0.9 million, primarily due to euro and Canadian dollar rate changes relative to the U.S. dollar.  Foreign currency-based transactions produced a gain in the second quarter of 2010 of $0.1 million, primarily due to euro rate changes relative to the U.S. dollar, partially offset by losses from the Canadian dollar.

Income Taxes
The provision for income taxes in the second quarter of 2011 and 2010 was $8.4 million and $5.4 million, respectively. The effective tax rate for the second quarter 2011 was 27.4 percent.  The Company believes this is a reasonable estimate for the balance of 2011. The projected tax rate will continue to be lower than the 2010 rate and the statutory rate primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit. The effective tax rate for the second quarter of 2010 was about 32.5 percent.

Net Income
Net income for the second quarter of 2011 was $22.0 million compared to 2010 second quarter net income of $11.5 million.  Net income attributable to Franklin Electric Co., Inc. for the second quarter of 2011 was $21.7 million, or $0.91 per diluted share, compared to 2010 second quarter net income attributable to Franklin Electric Co., Inc. of $11.1 million or $0.47 per diluted share.

First half of 2011 vs. First half of 2010

OVERVIEW
Sales and earnings in the first half of 2011 were up from the same period last year.  The sales increase was attributable to the Company's acquisitions, sales volume and price increases and the impact of foreign currency translation. The Company's consolidated gross profit was $137.7 million for the first half of 2011, an increase of $22.5 million or about 20 percent from the first half of 2010. The gross profit as a percent of net sales increased 75 basis points to 33.6 percent in the first half of 2011 from 32.9 percent in the first half of 2010. The gross profit margin improvement was due to leveraging fixed costs on higher sales and lower labor and burden costs, partially offset by higher material costs. The Company's earnings increased overall as a result of operating leverage, increases in pricing, and productivity improvements.

RESULTS OF OPERATIONS
Net Sales
Net sales in the first half of 2011 were $409.4 million, an increase of $59.0 million or 17 percent compared to 2010 first half sales of $350.4 million.  The incremental impact of sales from acquired businesses was $22.0 million or about 6 percent.  Sales revenue increased by $15.6 million or about 5 percent in the first half of 2011 due to foreign currency translation. The sales change in the first half of 2011, excluding acquisitions and foreign currency translation, was an increase of $21.4 million or about 6 percent.

	YTD 6 2011	YTD 6 2010	2011 v 2010
(In millions)	Net Sales
Water Systems	$330.7	$294.3	$36.4
Fueling Systems	$78.7	$56.1	$22.6
Consolidated	$409.4	$350.4	$59.0

Net Sales-Water Systems
Water Systems sales were $330.7 million in the first half 2011, an increase of $36.4 million or 12 percent versus the first half 2010. The Impo acquisition contributed $4.2 million or about 1 percent to sales. Foreign currency translation rate changes increased sales $14.9 million, or about 5 percent, compared to sales in the first half of 2010. The sales change in the first half of 2011, excluding acquisitions and foreign currency translation, was an increase of $17.3 million or about 6 percent

Water Systems sales in the U.S. and Canada were 39 percent of consolidated sales and grew by 7 percent compared to the first half of 2010. Leading the Company's growth in the U.S. and Canada were sales of pumping systems for industrial and irrigation applications, which increased by about 28 percent during the first half of 2011. The combination of high crop prices, which have generated more discretionary capital for farmers, along with dry conditions in portions of the Southwest and Midwest, has resulted in strong demand for agricultural irrigation products. Sales of pumping systems for residential and light commercial clean water and wastewater applications in the U.S. and Canada grew by about 5 percent compared to the first half prior year as the Company continued to gain share in this market.

Water Systems sales in EMENA were 16 percent of consolidated sales and grew by 31 percent compared to the first half prior year. Excluding acquisitions and foreign currency translation, EMENA sales grew by about 10 percent during the first half.

Water Systems sales in Latin America were about 14 percent of consolidated sales for the first half and grew by 17 percent compared to the prior year first half. Sales in Mexico continued to grow in excess of 20 percent. The first half year-on-year sales increase in Brazil was 17 percent.

Water Systems sales in the Asia Pacific region were 7 percent of consolidated sales and grew by 12 percent compared to the first half prior year. Sales in China continued to grow in excess of 40 percent. The first half year-on-year sales increase in the Southeast Asian region was 43 percent.

Water Systems sales in Southern Africa represented 6 percent of consolidated sales during the first half and declined by 3 percent compared to the prior year first half. Heavy rains and flooding in South Africa's farm belt and large pump sales in African export markets during the first half of 2010 resulted in lower agricultural and industrial pump and motor sales this year.

Net Sales-Fueling Systems
Fueling Systems sales were $78.7 million in the first half 2011 and increased $22.6 million or about 40 percent from the first half 2010. Excluding the Petrotechnik acquisition, first half sales were $4.8 million and grew by about 9 percent, with most of the growth in the U.S. and Canada.

Fueling Systems achieved solid double digit organic sales gains across most major fueling product lines. Pumping system sales grew by 18 percent during the first half of 2011 as station owners worldwide continue their conversion from suction to pressure pumping technology for dispensing gasoline. Pipe and containment sales grew by 11 percent, excluding the Petrotechnik acquisition, and by over 100 percent including the acquisition. Vapor control equipment sales declined due to strong shipments of these systems to China during the first half of last year.

Cost of Sales
Cost of sales as a percent of net sales for the first half of 2011 and 2010 was 66.4 percent and 67.1 percent, respectively. Correspondingly, the gross profit margin increased to 33.6 percent from 32.9 percent, a 75 basis point improvement. The gross profit margin improvement was due to leveraging fixed costs on higher sales, lower labor and burden cost, partially offset by higher material costs.  Direct materials as a percentage of sales increased by 164 basis points compared to the first half last year.  The Company's consolidated gross profit was $137.7 million for the first half of 2011, up $22.5 million from the in the first half of 2010.

Selling, General and Administrative
SG&A expenses were $88.1 million in the first half of 2011 and increased by $9.1 million or about 12 percent in the first half of 2011 compared to the first half of last year. During the first half of 2010, Fueling Systems incurred $3.8 million in SG&A expenses for various legal matters. Also in the first half of 2010 SG&A was reduced by a $1.2 million gain on the sale of land and building in South Africa. In the first half 2011, increases in SG&A attributable to acquisitions were $4.7 million. Additional increases in SG&A costs during the first half of 2011 resulted from information technology related expenditures for acquisition integrations, higher research and development expenses, and increased costs for marketing and selling-related expenses. There were also additional Fueling Systems legal matters expenses in the first half of 2011 of $0.7 million.

Restructuring Expenses
Restructuring expenses for the first half of 2011 were $0.9 million and reduced diluted earnings per share by approximately $0.02. Restructuring expenses in the first half of 2011 included asset dispositions and severance cost.  Restructuring expenses in the first half of 2010 were $5.1 million and reduced diluted earnings per share by approximately $0.14. Restructuring expenses last year included asset write-down expenses, severance expenses, pension curtailment and manufacturing equipment relocation costs primarily related to the closing of the Siloam Springs facility.

Operating Income
Operating income was $48.7 million in the first half of 2011, up $17.6 million from $31.1 million in the first half of 2010.

	YTD 6 2011	YTD 6 2010 As Adjusted(Note 3)	2011 v 2010
(In millions)	Operating income (loss)
Water Systems	$57.7	$43.7	$14.0
Fueling Systems	$12.6	$6.2	$6.4
Other	$(21.6)	$(18.8)	$(2.8)
Consolidated	$48.7	$31.1	$17.6

Several specific items in the first half of 2011 and 2010 impacted operating income that were not operational in nature.  The first half of 2011 included $0.9 million of restructuring charges and $0.7 million for certain legal matters. In the first half of 2010 there were three such items: a pre-tax expense of $5.1 million in restructuring charges, $3.8 million for certain legal matters, and a reduction in SG&A expenses of $1.2 million from the gain on sale of land and building in South Africa. The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of operating income after non-GAAP adjustments and percent operating income after non-GAAP adjustments to net sales.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Operating Income and Margins
Before and After Non-GAAP Adjustments
(In millions)	For the First Half 2011
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$57.7	$12.6	$(21.6)	$48.7
% Operating Income to Net Sales	17.4%	16.0%		11.9%
Non-GAAP Adjustments:
Restructuring	$0.9	$—	$—	$0.9
Legal matters	$—	$0.7	$—	$0.7
Gain on sale of land and building	$—	$—	$—	$—
Operating Income after Non-GAAP Adjustments	$58.6	$13.3	$(21.6)	$50.3
% Operating Income after Non-GAAP Adjustments to Net Sales	17.7%	16.9%		12.3%

	For the First Half 2010
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$43.7	$6.2	$(18.8)	$31.1
% Operating Income to Net Sales	14.8%	11.1%		8.9%
Non-GAAP Adjustments:
Restructuring	$5.1	$—	$—	$5.1
Legal Matters	$—	$3.8	$—	$3.8
Gain on sale of land and building	$(1.2)	$—	$—	$(1.2)
Operating Income after Non-GAAP Adjustments	$47.6	$10.0	$(18.8)	$38.8
% Operating Income after Non-GAAP Adjustments to Net Sales	16.2%	17.8%		11.1%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $58.6 million in the first half 2011, an increase of 23 percent versus the first half 2010. The first half operating income margin after non-GAAP adjustments was 17.7 percent and increased by 150 basis points compared to the first half 2010. This increased profitability was the result of operating leverage, increases in pricing, and productivity improvements.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $13.3 million in the first half of 2011 compared to $10.0 million after non-GAAP adjustments in the first half 2010, an increase of 33 percent. The first half operating income margin after non-GAAP adjustments was 16.9 percent and decreased by 90 basis points compared to the 17.8 percent of net sales in the first half 2010 due to the mix impact of the lower margin Petrotechnik sales and higher material costs.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due to information technology expenses and higher research, development, and engineering spending.

Interest Expense
Interest expense for the first half of 2011 and 2010 was $4.6 million and $4.5 million, respectively.

Other Income or Expense
Other income or expense was a gain of $2.6 million in the first half of 2011 and a loss of $1.8 million in the first half of 2010.   Included in other income in the first half of 2011 was income from equity investments of $1.1 million and interest income of $1.0 million, primarily derived from the investment of cash balances in short-term securities. In conjunction with the Impo acquisition, the Company entered into a forward purchase contract for Turkish Lira for a portion of the estimated acquisition price.  The contract was closed during the second quarter of 2011 and resulted in a pre-tax gain included in other income of approximately $0.7 million for the first half of 2011.

Included in other income in the first half of 2010 was income from equity investments of $0.4 million and interest income of $0.6 million, primarily derived from the investment of cash balances in short-term securities. Other income or expense in the first half 2010 also included the reversal of indemnification receivables related to contingent tax liabilities for $2.7 million related to an acquisition in a prior year.  The adjustment for the reversal of the uncertain tax position did not have an impact on net income.  The uncertain tax position was originally recorded as a receivable from the sellers pursuant to the terms of the purchase agreement.  The receivable and the tax liability related to the uncertain tax position were reversed in the first half of 2010 as the statutory limit for audit of the tax return expired.  Excluding the reversal of the uncertain tax position, “other income or expense” in the first half of 2010 would have been about $0.9 million income.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first half of 2011 of $1.4 million, primarily due to euro rate changes relative to the U.S. dollar.  Foreign currency-based transactions produced a gain in the first half of 2010 of $0.3 million, primarily due to euro rate changes relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the first half of 2011 and 2010 was $12.4 million and $6.1 million, respectively. The effective tax rate for the first half 2011 was 27.4 percent.  The Company believes this is a reasonable estimate for the balance of 2011. The projected tax rate will continue to be lower than the 2010 rate and the statutory rate primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit. The effective tax rate for the first half of 2010 was about 32.5 percent.

Net Income
Net income for the first half of 2011 was $32.9 million compared to the first half of 2010 net income of $19.0 million.  Net income attributable to Franklin Electric Co., Inc. for the first half of 2011 was $32.3 million, or $1.35 per diluted share, compared to the first half of 2010 net income attributable to Franklin Electric Co., Inc. of $18.5 million or $0.79 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY
The Company’s primary sources of liquidity are cash flows from operations and funds available under its committed, unsecured, revolving credit agreement maturing 2011 (the “Agreement”) in the amount of $120.0 million, and its amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with $150.0 million of notes issued thereunder beginning to mature in 2015.  The Company is currently negotiating renewal of the Agreement for an expected incremental five years with similar borrowing capacity and with terms and conditions that reflect current market conditions.  The Company has no scheduled principal payments on the Prudential Agreement until 2015.  As of July 2, 2011 the Company had no amounts outstanding and $118.1 million of borrowing capacity under the

Agreement and $50.0 million of borrowing capacity under the Prudential Agreement.  Amounts available under the Agreement have been reduced by outstanding standby letters of credit.

The Company has announced preliminary plans to construct a new Global Corporate Headquarters and Engineering Center of Excellence on property it intends to acquire in the Fort Wayne, Indiana metropolitan area.  The approximately 110,000 square foot building is expected to be completed by mid-2013.  Preliminary estimates for the land acquisition and improvement and building construction costs, without giving effect to any economic development incentives, are in the range of approximately $25.0 to $32.0 million.  As of July 2, 2011, no formal commitments have been made.

The continued uncertainty in the financial and credit markets has not impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, dividends, and debt service will be adequately funded from its existing credit agreements.  The Agreement and the Prudential Agreement do not contain any material adverse change or similar provisions that would accelerate the maturity of amounts drawn under either agreement. The Agreement and Prudential Agreement contain various customary conditions and covenants, which limit, among other things, borrowings, interest coverage, loans or advances and investments.  The Company’s main financial covenants include an interest coverage ratio and a leverage ratio.  As of July 2, 2011, the Company was in compliance with all covenants.

Net cash generated from operating activities was $5.9 million in the six months ended July 2, 2011 compared to cash generated of $22.1 million in the six months ended July 3, 2010.  Sales in the first six months of 2011 increased due to market share gains and increased demand for agricultural and irrigation products. As a result of the higher sales, receivables and inventory were a $46.6 million net use of cash in the first six months of 2011 compared to a $36.0 million net use of cash in the first six months of 2010.  Accounts payable, accrued expenses, and income taxes were a source of cash of $10.6 million in 2011 compared to a source of cash of $28.2 in the six months ended July 3, 2010. Sources of cash from accrued liabilities were less in the first half of 2011 as the Company made payments for liabilities accrued in 2010. The Company also made contributions to its employee benefit plans of about $11.2 million during the first half of 2011.

Net cash used in investing activities was $42.7 million in the six months ended July 2, 2011 compared to a $3.5 million use of cash for the six months ended July 3, 2010. The Company acquired Impo for $24.9 million, net of cash acquired. The acquisition was funded with cash on hand. Additionally, the Company acquired fixed assets for about $8.2 million, made an earn-out payment related to a prior acquisition of $6.6 million and entered into a long term loan agreement with an international customer for $3.3 million.

Net cash used by financing activities of $12.8 million in the six months ended July 2, 2011 was primarily related to the payment of $6.2 million in dividends to the Company’s common shareholders and the repurchase of approximately 250,000 shares of the Company’s common stock for $10.6 million pursuant to the Stock Redemption Agreement.  Net cash used by financing activities of $7.4 million in the six months ended July 3, 2010 was primarily related to the payment of $5.9 million in dividends to the Company’s common shareholders and the repurchase of approximately 126,600 shares of the Company's common stock for $3.5 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”  While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, raw material costs, technology factors, litigation, government and regulatory actions, the Company’s accounting policies, future trends, and other risks, all as described in the Company’s Securities and Exchange Commission filings, included in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, and in Exhibit 99.1 thereto.  Any forward-looking statements included in this Form 10-Q are based upon information currently available.  The Company does not assume any obligation to update any forward-looking information.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In August 2010, the California Air Resources Board (“CARB”) filed a civil complaint in the Los Angeles Superior Court against the Company and Franklin Fueling Systems, Inc. (a wholly-owned subsidiary of the Company).  The complaint relates to a third-party-supplied component part of the Company’s Healy 900 Series nozzle, which is part of the Company’s Enhanced Vapor Recovery (“EVR”) Systems installed in California gasoline filling stations.  This part, a diaphragm, was the subject of a retrofit during the first half of 2008.  As the Company has previously reported, in October 2008 CARB issued a Notice of Violation to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  The Company and CARB worked to resolve the diaphragm matter without court action, but were unable to reach agreement.

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

In July 2010, the Company entered into a tolling agreement with the South Coast Air Quality Management District (“SCAQMD”) and began discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency’s concerns.  Those discussions did not result in agreement and in December 2010, SCAQMD filed a civil complaint against the Company in Los Angeles Superior Court.  The complaint alleges violations of California statutes and regulations, similar to the complaint filed by CARB, as well as violation of SCAQMD rules, and seeks penalties of at least $12.5 million.  The SCAQMD complaint does not allege an intentional violation of any statute, rule, or regulation. This case has now been consolidated with the CARB case in Los Angeles Superior Court.

The Company believes that there is no reasonable basis for the amount of penalties claimed in the SMAQMD and SCAQMD suits.  The Company has answered the SMAQMD and SCAQMD complaints, as well as the CARB complaint, denying liability and asserting affirmative defenses. Discovery in all these cases has commenced.

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

The Company acquired the Healy product line in September 2006 when it purchased Healy Systems, Inc.  As previously reported, the Company withheld a portion of the purchase price and the earn-out payments otherwise due to James Healy (the principal former owner of Healy Systems) against its claim for indemnification with respect to the diaphragm matter.  Mr. Healy sued the Company in U.S. District Court in New Hampshire, claiming these funds.  In December 2010, the Court ruled, after trial, that the Company was not entitled to indemnification for the diaphragm matter.  The Court also ruled that Mr. Healy was entitled to prejudgment interest on certain of the withheld funds.

The Company released the funds withheld on account of the diaphragm matter in January 2011, and in December 2010 recognized a charge of $1.2 million reflecting attorneys’ fees for Mr. Healy, on which the Court had not yet ruled, and prejudgment interest.  The Company and Mr. Healy in June 2011 reached an agreement to resolve all their disputes, including Mr. Healy’s indemnification obligations with respect to a separate patent matter. The payments for these items closely approximates the prior amounts recognized by the Company.  The New Hampshire litigation has been dismissed and the Company has no pending disputes with Mr. Healy.

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

In April 2007, the Company’s Board of Directors unanimously approved a resolution to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. During the second quarter of 2011, the Company repurchased 151,000 shares for $6.6 million.  The maximum number of shares that may still be purchased under the Company plan is 1,400,913.   All repurchased shares were retired.

The following table shows certain information related to the Company’s repurchases of common stock for the three months ended July 2, 2011, under the Company’s stock repurchase program.

Period	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
Apr. 3 - May 7	—	—	—	1,551,913
May 8 - June 4	116,000	$43.64	116,000	1,435,913
June 5 - July 2	35,000	$42.83	35,000	1,400,913
Total	151,000	$43.45	151,000	1,400,913

ITEM 6. EXHIBITS
See the Exhibit Index located on page 34.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: August 9, 2011	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	By	/s/ John J. Haines
John J. Haines, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE SECOND QUARTER ENDED JULY 2, 2011

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