Form 10-Q
period 2011-10-01
FRANKLIN ELECTRIC CO INC
filed 2011-11-08
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer☒	Accelerated Filer☐	Non-Accelerated Filer☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES☐	NO☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	October 1, 2011
$.10 par value	23,220,904 shares

FRANKLIN ELECTRIC CO., INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)
	Third Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
		As Adjusted		As Adjusted
		(Note 3)		(Note 3)
Net sales	$224,391	$188,409	$633,841	$538,820
Cost of sales	150,674	128,970	422,381	364,139
Gross profit	73,717	59,439	211,460	174,681
Selling, general, and administrative expenses	44,840	39,596	132,915	118,599
Restructuring expense	553	242	1,473	5,343
Operating income	28,324	19,601	77,072	50,739
Interest expense	(2,917)	(2,254)	(7,529)	(6,745)
Other income/(expense)	1,542	763	4,110	(1,066)
Foreign exchange income/(expense)	(554)	(510)	(1,911)	(200)
Income before income taxes	26,395	17,600	71,742	42,728
Income taxes	7,098	5,015	19,531	11,138
Net income	$19,297	$12,585	$52,211	$31,590
Less: Net income attributable to noncontrolling interests	(77)	(253)	(657)	(793)
Net income attributable to Franklin Electric Co., Inc.	$19,220	$12,332	$51,554	$30,797
Income per share:
Basic	$0.82	$0.53	$2.20	$1.33
Diluted	$0.80	$0.52	$2.16	$1.31
Dividends per common share	$0.14	$0.13	$0.40	$0.39

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)
	October 1, 2011	January 1, 2011
		As Adjusted
		(Note 3)
ASSETS
Current assets:
Cash and equivalents	$128,055	$140,070
Receivables, less allowances of $2,866 and $2,340, respectively	101,654	70,829
Inventories:
Raw material	52,966	51,468
Work-in-process	15,620	12,461
Finished goods	85,501	76,303
	154,087	140,232
Deferred income taxes	14,349	13,182
Other current assets	11,725	14,787
Total current assets	409,870	379,100

Property, plant, and equipment, at cost:
Land and buildings	88,090	84,724
Machinery and equipment	189,928	181,291
Furniture and fixtures	23,646	20,924
Other	11,093	6,323
	312,757	293,262
Less: Allowance for depreciation	(164,199)	(150,186)
	148,558	143,076
Asset held for sale	1,300	2,325
Intangible assets	95,963	89,011
Goodwill	170,594	165,193
Other assets	18,387	9,854
Total assets	$844,672	$788,559

See Notes to Condensed Consolidated Financial Statements.

	October 1, 2011	January 1, 2011
		As Adjusted (Note 3)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$49,853	$39,084
Accrued expenses	60,119	64,714
Income taxes	7,499	4,268
Current maturities of long-term debt and short-term borrowings	11,374	1,241
Total current liabilities	128,845	109,307
Long-term debt	154,199	151,245
Deferred income taxes	24,153	17,887
Employee benefit plans	50,484	65,967
Other long-term liabilities	15,313	8,313

Commitments and contingencies	—	—

Redeemable noncontrolling interest	14,047	7,291

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (23,221 and 23,257, respectively)	2,322	2,326
Additional capital	137,712	129,705
Retained earnings	345,040	313,905
Accumulated other comprehensive loss	(30,247)	(19,442)
Total shareowners' equity	454,827	426,494
Noncontrolling interest	2,804	2,055
Total equity	457,631	428,549
Total liabilities and equity	$844,672	$788,559

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010
		As Adjusted
		(Note 3)
Cash flows from operating activities:
Net income	$52,211	$31,590
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	19,277	18,638
Share-based compensation	3,256	3,434
Deferred income taxes	1,566	9,047
(Gain)/loss on disposals of plant and equipment	1,481	(1,096)
Asset impairment	200	2,459
Foreign exchange expense	1,911	—
Excess tax from share-based payment arrangements	(930)	(667)
Changes in assets and liabilities:
Receivables	(23,400)	(10,769)
Inventory	(5,796)	(2,953)
Accounts payable and accrued expenses	7,931	31,507
Income taxes	7,436	1,539
Employee benefit plans	(12,951)	(8,956)
Other	253	(4,553)
Net cash flows from operating activities	52,445	69,220
Cash flows from investing activities:
Additions to property, plant, and equipment	(13,607)	(11,326)
Proceeds from sale of property, plant, and equipment	324	1,591
Additions to other assets	—	(333)
Cash paid for acquisitions, net of cash acquired	(25,143)	(11,771)
Additional consideration for prior acquisition	(6,623)	—
Loan to customer	(3,171)	—
Net cash flows from investing activities	(48,220)	(21,839)
Cash flows from financing activities:
Proceeds from issuance of debt	5,080	—
Repayment of debt	(4,258)	(712)
Proceeds from issuance of common stock	4,246	1,913
Excess tax from share-based payment arrangements	930	667
Purchases of common stock	(10,629)	(4,390)
Dividends paid	(9,294)	(9,311)
Net cash flows from financing activities	(13,925)	(11,833)
Effect of exchange rate changes on cash	(2,315)	(274)
Net change in cash and equivalents	(12,015)	35,274
Cash and equivalents at beginning of period	140,070	86,875
Cash and equivalents at end of period	$128,055	$122,149

Cash paid for income taxes	$7,450	$(373)
Cash paid for interest	$7,529	$6,754

Non-cash items:
Payable to seller of acquired entities	$5,587	$599
Additions to property, plant, and equipment, not yet paid	$1,339	$1,800
Stock option exercises, forfeitures, or stock retirements	$—	$599

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of January 1, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of October 1, 2011 and for the third quarter and nine months ended October 1, 2011 and October 2, 2010, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring accruals) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the third quarter and nine months ended October 1, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended January 1, 2011.

2.  NEW ACCOUNTING PRONOUNCEMENTS
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-8 Testing Goodwill for Impairment. The new guidance gives companies the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If the results of the qualitative assessment conclude that the fair value of the reporting unit is more likely than not less than the applicable carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be required. ASU 2011-8 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. As the ASU addresses only the assessment of impairment, adoption of ASU 2011-8 is not expected to impact the Company's financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-5 Statement of Comprehensive Income. The new statement gives companies the option of presenting net income and comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. Currently companies report other comprehensive income and its components in stockholders' equity. ASU 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and will impact the financial statement presentation of the Company in the first quarter 2012. As the ASU addresses only disclosure requirements, adoption of ASU 2011-5 is not expected to impact the Company's financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-4 Fair Value Measurement and Disclosure. The new guidance requires additional disclosures for Level 3 measurements including quantitative information about the significant unobservable inputs used in estimating fair value, a discussion of the sensitivity of the measurement to these inputs, and a description of the Company's valuation process. ASU 2011-4 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the ASU addresses only disclosure requirements, adoption of ASU 2011-4 is not expected to impact the Company's financial position, results of operations or cash flows.

3.  SIGNIFICANT ACCOUNTING POLICIES
During the nine fiscal months ended October 1, 2011, the Company did not change any of its existing accounting policies with the exception of the following accounting principle, which was adopted and became effective with respect to the Company on January 2, 2011.

Effective January 2, 2011, the Company elected to change its accounting method of valuing all of its inventories that used the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.  Inventories valued using the LIFO and FIFO methods represented approximately 11% and 85%, respectively, of total inventories as of January 1, 2011 with the remaining inventory recorded using the average cost method. The Company believes the change is preferable because it will (1) more closely reflect current acquisition cost and improve the matching of revenue and expense, (2) conform 96% of the Company’s method of inventory valuation to the FIFO method and (3) enhance comparability with industry peers. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with FASB Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections. As a result of the accounting change, retained earnings as of January 2, 2010 increased from $285.5 million to $294.1 million.  As of January 2, 2011, the Company converted all LIFO inventory balances in its accounting systems to FIFO inventory which effectively eliminated its LIFO pools prospectively.

As a result of the retrospective application of this change in accounting principle, certain financial statement line items in the Company’s condensed consolidated balance sheet as of January 1, 2011, its condensed consolidated statements of income for the three and nine months ended October 2, 2010, and condensed consolidated statement of cash flows for the nine months ended October 2, 2010 were adjusted as presented below:

Condensed Consolidated Statements of Income	Third Quarter Ended October 2, 2010
(In thousands, except per share amounts)	As Originally		Effect of
	Reported	As Adjusted	Change
Cost of sales	$129,138	$128,970	$(168)
Operating income	19,433	19,601	168
Income taxes	4,960	5,015	55
Net income	12,472	12,585	113
Net income attributable to Franklin Electric Co., Inc.	12,219	12,332	113
Income per share:
Basic	$0.53	$0.53	$—
Diluted	$0.52	$0.52	$—

	Nine Months Ended October 2, 2010
	As Originally		Effect of
	Reported	As Adjusted	Change
Cost of sales	$364,643	$364,139	$(504)
Operating income	50,235	50,739	504
Income taxes	10,973	11,138	165
Net income	31,251	31,590	339
Net income attributable to Franklin Electric Co., Inc.	30,458	30,797	339
Income per share:
Basic	$1.32	$1.33	$0.01
Diluted	$1.30	$1.31	$0.01

Condensed Consolidated Balance Sheet	Year Ended January 1, 2011
(In thousands)	As Originally		Effect of
	Reported	As Adjusted	Change
Inventories	$126,007	$140,232	$14,225
Deferred income taxes	18,762	13,182	(5,580)
Retained earnings	305,260	313,905	8,645

Condensed Consolidated Statement of Cash Flows	Nine Months Ended October 2, 2010
(In thousands)	As Originally		Effect of
	Reported	As Adjusted	Change
Net income	$31,251	$31,590	$339
Changes in assets and liabilities:
Inventory	(2,449)	(2,953)	(504)
Income taxes	1,374	1,539	165

As a result of the conversion described above it is necessary to estimate the effect of the change in accounting method on the current period. The estimated impact of this accounting change on the condensed consolidated statements of income as computed under LIFO for the three and nine months ended October 1, 2011 would be an increase in cost of sales of $0.4 million and $1.2 million, respectively; a decrease in operating income of $0.4 million and $1.2 million, respectively; a decrease in income taxes of $0.1 million and $0.3 million, respectively; a decrease in net income of $0.3 million and $0.9 million, respectively; a decrease in net income attributable to Franklin Electric Co., Inc. of $0.3 million and $0.9 million, respectively; and a decrease in both basic and diluted income per share of $0.01 and $0.03, respectively.

The estimated impact of this change to the condensed consolidated balance sheet as computed under LIFO as of October 1, 2011, would be a decrease in inventories of $15.4 million, an increase in deferred income taxes of $5.9 million, and a decrease in retained earnings of $9.5 million.

The estimated impact to the condensed consolidated statement of cash flows for the nine months ended October 1, 2011 would be a reduction of cash provided by net income of $0.9 million offset by a $1.2 million source of cash from the reduction in inventory and a $0.3 million use of cash from the reduction in income taxes.  There would be no impact to net cash flows from operating activities in the nine months ended October 1, 2011.

4. ACQUISITIONS
In an agreement dated May 2, 2011, between Franklin Electric BV (a wholly owned subsidiary of the Company) and Impo Motor Pompa Sanayi ve Ticaret A.S. ("Impo"), the Company acquired 80 percent of the outstanding shares of Impo, net of debt acquired plus working capital adjustments, for approximately 40.0 million Turkish lira ("TL"), $26.1 million at the then current exchange rate, subject to certain terms and conditions.

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

The preliminary intangible assets of $15.3 million consist primarily of customer relationships, which will be amortized over 13 years, and trademarks. All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes.

The purchase agreement for Impo includes an earn-out provision payable to the sellers if certain performance criteria are achieved in any year from 2011 to 2013. Additional payments will not exceed TL 10.0 million. As of the acquisition date, the Company recorded contingent consideration of TL 8.5 million ($5.5 million) as determined by the income approach.

The preliminary purchase price assigned to each major identifiable asset and liability was as follows:

(In millions)

Assets:
Cash acquired	$0.9
Current assets	26.4
Property, plant, and equipment	11.5
Intangible assets	15.3
Goodwill	5.9
Other assets	2.8
Total assets	62.8
Contingent consideration	(5.5)
Liabilities	(24.7)
Total identifiable net assets	32.6
Noncontrolling interest	(6.5)
Total purchase price	$26.1

Preliminary goodwill decreased by $1.4 million in the third quarter ended October 1, 2011, due to additional information provided for the provisional valuation. The fair value of the identifiable intangible assets and property, plant, and equipment are provisional amounts pending final valuations and purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation. Acquisition-related costs, primarily included in selling, general, and administrative expenses in the Company's statement of income, were $0.2 million for the nine months ended October 1, 2011.

The results of operations of Impo were included in the Company's consolidated statements of income from its acquisition date through the third quarter ended October 1, 2011. The difference between actual sales for the Company and proforma annual sales including Impo as if it were acquired at the beginning of 2010 was not material as a component of the Company's consolidated sales for the nine months ending October 1, 2011 and October 2, 2010, respectively.

5. REDEEMABLE NONCONTROLLING INTERESTS
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

These noncontrolling interests are redeemable at other than fair value as the redemption value is determined based on a specified formula.  The noncontrolling interests become redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interests at the greater of (1) the initial carrying amount, increased or decreased for each noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.  As of October 1, 2011, the Vertical redeemable noncontrolling interest is recorded at the redemption value and the Impo redeemable noncontrolling interest is recorded at the carrying amount.

According to FASB ASC Topic 810 Consolidation and Emerging Issues Task Force ("EITF") Topic No. D-98 Classification and Measurement of Redeemable Securities, redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, then the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of fair value.  The Company adjusted the recorded amount of the redeemable noncontrolling interest for Vertical by $0.5 million for the nine months ended October 1, 2011. A resulting adjustment to the earnings per share computation was necessary in the third quarter 2011 (see Note 13). No adjustments were necessary for Vertical in 2010. As the redeemable noncontrolling interest for Impo is recorded at the carrying amount, no adjustments were necessary for the nine months ended October 1, 2011.

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

The Company designates the cash equivalents as Level 1, as they are Money Market accounts backed by Treasury Bills. As of October 1, 2011, and January 1, 2011, these assets measured at fair value on a recurring basis were as follows:

(In millions)	October 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$14.6	$14.6	$—	$—

	January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$20.0	$20.0	$—	$—

The following table summarizes information regarding the Company’s non-financial assets and liabilities measured at fair value on a nonrecurring basis:

(In millions)	October 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$1.3	$—	$—	$1.3	$3.4
Impo contingent consideration	4.9	—	—	4.9	0.3
	$6.2	$—	$—	$6.2	$3.7

	January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$2.3	$—	$—	$2.3	$2.4

During the second quarter of 2010, the Company recorded the impairment as a restructuring expense on property, plant, and equipment relating to the Siloam Springs facility which is classified as held for sale.  The fair value was based on appraised values and management estimates less costs to sell. During the third quarter of 2011, the Company agreed upon the terms of a letter of intent to sell its Siloam Springs facility. As a result, the Company reduced the carrying amount of the held for sale asset to approximate the agreed upon sales price less costs to sell. The transaction is expected to close during the first quarter of 2012.

During the second quarter of 2011, the Company recorded $5.5 million (TL 8.5 million) of contingent consideration relating to the second quarter 2011 acquisition of Impo. The fair value of $4.9 million (TL 9.0 million) as of October 1, 2011 was based on the income approach. The Company recognized the additional accretion charge in the "Interest expense" line of the income statement. An additional impact of $0.9 million was attributed to foreign exchange translation.

7. OTHER ASSETS
The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the consolidated balance sheet.  The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends.  The carrying value of the investment was $10.6 million as of October 1, 2011 and $8.8 million as of January 1, 2011.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income/(expense)” in the Company’s statements of income, was $0.8 million and $0.3 million for the third quarter ended October 1, 2011 and October 2, 2010, respectively, and $1.9 million and $0.7 million for the nine months ended October 1, 2011 and October 2, 2010, respectively.

During the second quarter, the Company entered into a loan agreement with a parent of a customer.  The current maturity is included in "Receivables" and the long term portion is included in "Other assets" on the consolidated balance sheet. The agreement provides for interest on the loan at a variable market interest rate with the customer to repay the loan plus interest in semi-annual installments throughout the seven year term.  The Company has a long term relationship with the customer and considers the loan fully collectible.

8. INTANGIBLE ASSETS AND GOODWILL
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	October 1, 2011		January 1, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangibles:
Patents	$7.9	$(5.2)	$7.9	$(4.8)
Supply agreements	4.4	(4.4)	4.4	(3.9)
Technology	7.5	(2.6)	7.5	(2.2)
Customer relationships	79.8	(16.3)	70.7	(13.1)
Other	1.2	(1.1)	1.1	(1.1)
Total	$100.8	$(29.6)	$91.6	$(25.1)
Unamortized intangibles:
Trade names	24.8	—	22.5	—
Total intangibles	$125.6	$(29.6)	$114.1	$(25.1)

Amortization expense related to intangible assets for the third quarter ended October 1, 2011 and October 2, 2010 was $1.6 million and $1.3 million, respectively, and for the nine months ended October 1, 2011 and October 2, 2010, was $4.5 million and $3.8 million, respectively.

Amortization expense is projected as follows:

(In millions)	2011	2012	2013	2014	2015
	$5.6	$5.6	$5.4	$5.3	$5.3

The change in the carrying amount of goodwill by reporting segment for the nine months ended October 1, 2011, is as follows:

(In millions)	Water Systems	Fueling Systems	Consolidated
Balance as of January 1, 2011	$107.0	$58.2	$165.2
Acquisitions	5.9	—	5.9
Adjustments to prior year acquisitions	—	0.7	0.7
Foreign currency translation	(1.3)	0.1	(1.2)
Balance as of October 1, 2011	$111.6	$59.0	$170.6

The 2006 purchase agreement for Healy Systems, Inc. provides for additional payments of 5 percent of certain Healy Systems, Inc. product sales through August 31, 2011.  Adjustments to prior year acquisitions primarily include those contingency commitments to the former owners of Healy Systems, Inc.

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans – As of October 1, 2011, the Company maintained three domestic pension plans and three German pension plans (collectively, the "Plans").  The Company uses a December 31 measurement date for its Plans.

The following table sets forth aggregated net periodic benefit cost and other benefit cost for the third quarter and nine months ended October 1, 2011 and October 2, 2010, respectively:

(In millions)	Pension Benefits
	Third Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$0.7	$0.8	$2.6	$2.3
Interest cost	2.0	2.1	7.2	6.5
Expected return on assets	(2.3)	(2.2)	(8.8)	(7.4)
Loss	0.8	0.4	2.7	1.4
Prior service cost	—	0.1	0.1	0.2
Settlement cost	—	—	—	0.4
Curtailment cost	—	—	—	0.9
Total net periodic benefit cost	$1.2	$1.2	$3.8	$4.3

(In millions)	Other Benefits
	Third Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Interest cost	$0.2	$0.2	$0.5	$0.6
Loss	0.1	—	0.1	—
Prior service cost	0.1	—	0.1	—
Obligation	—	—	0.1	—
Curtailment cost	—	—	—	0.2
Total net periodic benefit cost	$0.4	$0.2	$0.8	$0.8

In the nine months ended October 1, 2011, the Company made contributions to the Plans of $15.9 million.  The amount of contributions to be made to the Plans during calendar year 2011 was finalized September 15, 2011 based upon the Plans' year-end valuation at January 1, 2011 and the desired funding level to be achieved as of January 1, 2011.

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

11. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
As of the beginning of fiscal year 2011, the Company had gross unrecognized tax benefits of $3.6 million, excluding accrued interest and penalties.  The unrecognized tax benefits recorded for state income tax liabilities increased $0.2 million and for federal tax liabilities increased $2.2 million based on evaluations during the first nine months of 2011, primarily related to acquisitions.  The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $6.0 million as of October 1, 2011.  Of the unrecognized tax benefits, $3.3 million are related to acquisitions occurring in 2011 and prior to 2011 for which indemnification was provided for in the respective purchase agreements.  The impact of all unrecognized benefits on the effective tax rate, if recognized, would be the net unrecognized tax benefit of $2.4 million, which is net of the federal benefit for state tax of $0.3 million and net of interest and penalty.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  The Company’s reserve for interest and penalties as of both October 1, 2011 and as of January 1, 2011 was approximately $0.4 million.  Interest and penalties recorded through the first nine months of 2011 were not considered significant.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

12. DEBT
Debt consisted of the following:

(In millions)	October 1, 2011	January 1, 2011
Prudential Agreement - 5.79 percent	$150.0	$150.0
Capital leases	0.2	0.7
Foreign subsidiary debt	15.4	1.8
	165.6	152.5
Less current maturities	(11.4)	(1.3)
Long-term debt	$154.2	$151.2

During the second quarter, the Company acquired $13.7 million of debt with the acquisition of the 80 percent interest in Impo. In September 2011, Impo finalized a refinancing plan. As a result of this refinancing, Impo now has approximately $18.5 million of credit available. As of third quarter end, Impo had debt outstanding of approximately $13.9 million, comprised of $10.7 million of current maturities and $3.2 million of long term debt, with interest rates ranging from 3 percent to 13 percent and maturity dates ranging from 2011 to February 2018. The debt at quarter end was denominated in euro, U.S. dollar, and TL currencies and was included in the foreign subsidiary debt line of the above table.

The total estimated fair value of debt was $180.9 million and $162.0 million at October 1, 2011 and January 1, 2011, respectively.  The fair value assumed floating rate debt was valued at par. In the absence of quoted prices in active markets considerable judgment is required in developing estimates of fair value.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long term debt the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$165.4	$11.2	$1.2	$1.0	$31.0	$31.0	$90.0
Capital leases	0.2	0.2	—	—	—	—	—
	$165.6	$11.4	$1.2	$1.0	$31.0	$31.0	$90.0

13. EARNINGS PER SHARE
Following is the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	Third Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Numerator:		As Adjusted (Note 3)		As Adjusted (Note 3)
Net income attributable to Franklin Electric Co., Inc.	$19.2	$12.3	$51.6	$30.8
Less: Undistributed earnings allocated to redeemable non- controlling interest	0.2	—	0.5	—
	$19.0	$12.3	$51.1	$30.8
Denominator:
Basic
Weighted average common shares	23.2	23.2	23.2	23.2
Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.5	0.3	0.5	0.3
Adjusted weighted average common shares	23.7	23.5	23.7	23.5
Basic earnings per share	$0.82	$0.53	$2.20	$1.33
Diluted earnings per share	$0.80	$0.52	$2.16	$1.31
Anti-dilutive stock options	0.3	0.9	0.3	0.9
Anti-dilutive stock options price range – low	$43.43	$28.82	$43.43	$28.82
Anti-dilutive stock options price range – high	$48.87	$48.87	$48.87	$48.87

14. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the nine months ended October 1, 2011:

(In thousands)
Description	Common	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest
Balance as of January 1, 2011	$2,326	$129,705	$313,905	$(38,485)	$19,043	$2,055	$428,549	$7,291
As Adjusted (Note 3)
Net income			51,554			393	51,947	264
Noncontrolling interest accretion			(521)				(521)	521
Dividends on common stock			(9,294)				(9,294)
Common stock issued	16	4,230					4,246
Common stock repurchased or received for stock options exercised	(25)		(10,604)				(10,629)
Share-based compensation	5	3,251					3,256
Tax benefit of stock options exercised		526					526
Impo acquisition								6,521
Currency translation adjustment					(12,462)	356	(12,106)	(550)
Pension liability, net of taxes				1,657			1,657
Balance as of October 1, 2011	$2,322	$137,712	$345,040	$(36,828)	$6,581	$2,804	$457,631	$14,047

15. OTHER COMPREHENSIVE INCOME
Comprehensive income is as follows:

(In millions)	Third Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
		As Adjusted		As Adjusted
		(Note 3)		(Note 3)
Net income	$19.3	$12.6	$52.2	$31.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(26.8)	16.8	(12.6)	0.2
Pension liability adjustment	0.5	0.5	1.6	1.5
Total other comprehensive income	$(7.0)	$29.9	$41.2	$33.3
Less: comprehensive income attributable to noncontrolling interest	1.0	(1.0)	(0.4)	(0.3)
Comprehensive income attributable to Franklin Electric Co., Inc.	$(6.0)	$28.9	$40.8	$33.0

16.  SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

(In millions)	Third Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	Net sales to external customers
Water Systems	$179.4	$152.9	$510.1	$447.2
Fueling Systems	45.0	35.5	123.7	91.6
Consolidated	$224.4	$188.4	$633.8	$538.8

	Third Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
		As Adjusted (Note 3)		As Adjusted (Note 3)
	Operating income (loss)
Water Systems	$29.0	$22.5	$86.7	$66.1
Fueling Systems	9.6	6.6	22.2	12.9
Other	(10.3)	(9.5)	(31.8)	(28.3)
Consolidated	$28.3	$19.6	$77.1	$50.7

	October 1, 2011	January 1, 2011
		As Adjusted (Note 3)
	Total assets
Water Systems	$551.3	$458.9
Fueling Systems	225.1	221.1
Other	68.3	108.6
Consolidated	$844.7	$788.6

Cash is the major asset group in “Other” of total assets.  Prior year presentation has been reclassified to conform to current year segment presentation.

17.  CONTINGENCIES AND COMMITMENTS

In August 2010, the California Air Resources Board (“CARB”) filed a civil complaint in the Los Angeles Superior Court against the Company and Franklin Fueling Systems, Inc. (a wholly-owned subsidiary of the Company).  The complaint relates to a third-party-supplied component part of the Company's Healy 900 Series nozzle, which is part of the Company's Enhanced Vapor Recovery (“EVR”) Systems installed in California gasoline filling stations.  This part, a diaphragm, was the subject of a retrofit during the first half of 2008.  As the Company has previously reported, in October 2008 CARB issued a Notice of Violation to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  The Company and CARB worked to resolve the diaphragm matter without court action, but were unable to reach agreement.

The claims in the complaint mirror those that CARB presented to the Company in the Notice of Violation, and include claims that the Company negligently and intentionally sold nozzles with a modified diaphragm without required CARB certification.  The Company believes that, throughout the period to which the complaint relates, it acted in full cooperation with CARB and in the best interests of CARB's vapor emissions control program.  Although the complaint seeks penalties of at least $25.0 million, it is the Company's position that there is no reasonable basis for penalties of this amount.

In addition, as the Company has previously reported, the Sacramento Metropolitan Air Quality Management District (“SMAQMD”) issued a Notice of Violation to the Company concerning the diaphragm matter in March 2008.  Discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency's concerns did not result in agreement, and in November 2010 SMAQMD filed a civil complaint in the Sacramento Superior Court, mirroring the claims brought by CARB with respect to the diaphragm issue and also alleging violation of SMAQMD rules.  SMAQMD's suit asks for at least $5.0 million in penalties for the violations claimed in its jurisdiction.

In July 2010, the Company entered into a tolling agreement with the South Coast Air Quality Management District (“SCAQMD”) and began discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency's concerns.  Those discussions did not result in agreement and in December 2010, SCAQMD filed a civil complaint against the Company in Los Angeles Superior Court.  The complaint alleges violations of California statutes and regulations, similar to the complaint filed by CARB, as well as violation of SCAQMD rules, and seeks penalties of at least $12.5 million.  The SCAQMD complaint does not allege an intentional violation of any statute, rule, or regulation. This case has now been consolidated with the CARB case in Los Angeles Superior Court.

The Company believes that there is no reasonable basis for the amount of penalties claimed in the SMAQMD and SCAQMD suits.  The Company has answered the SMAQMD and SCAQMD complaints, as well as the CARB complaint, denying liability and asserting affirmative defenses. Discovery in all these cases has commenced.

Neither CARB's filing of its suit nor the air district suits have any effect on CARB's certification of the Company's EVR System or any other products of the Company or its subsidiaries, and so do not interfere with continuing sales.  CARB has never decertified the Company's EVR System and does not propose to do so now.

The Company remains willing to discuss these matters and work toward resolving them. The Company cannot predict the ultimate outcome of discussions to resolve these matters or any proceedings with respect to them.  Penalties awarded in the CARB or any air district proceedings or payments resulting from a settlement of these matters, depending on the amount, could have a material effect on the Company's results of operations.

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

The Company released the funds withheld on account of the diaphragm matter in January 2011, and in December 2010 recognized a charge of $1.2 million reflecting attorneys' fees for Mr. Healy, on which the Court had not yet ruled, and prejudgment interest.  The Company and Mr. Healy in June 2011 reached an agreement to resolve all their disputes, including Mr. Healy's indemnification obligations with respect to a separate patent matter. The payments for these items closely approximates the prior amounts recognized by the Company.  The New Hampshire litigation has been dismissed and the Company has no pending disputes with Mr. Healy.

On July 31, 2009, Sta-Rite Industries, LLC and Pentair Pump Group, Inc. filed an action against the Company in the U.S District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products and seeking damages in excess of $10.0 million for each claimant. The Company denied liability and filed a counterclaim alleging Sta-Rite and Pentair's breach of the same Settlement Agreement. On September 30, 2011 the District Court granted the Company's motion for summary judgment against Sta-Rite and Pentair on both counts of their complaint, and also granted the motion of Pentair and Sta-Rite for summary judgment on the Company's counterclaim. Pentair and Sta-Rite have filed a notice appealing the decision to the U.S. Court of Appeals for the Sixth Circuit. The Company will oppose the appeal and ask that the District Court's decision be affirmed.
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

At October 1, 2011, the Company had $6.4 million of commitments primarily for the purchase of machinery and equipment and building expansions.

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

The changes in the carrying amount of the warranty accrual, as recorded in “Accrued expenses” in the Company’s condensed consolidated balance sheet for the nine months ended October 1, 2011, are as follows:

(In millions)
Balance as of January 1, 2011	$9.4
Accruals related to product warranties	5.6
Reductions for payments made	(5.7)
Balance as of October 1, 2011	$9.3

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the nine months ended October 1, 2011 and October 2, 2010, are as follows:

	October 1, 2011	October 2, 2010
Risk-free interest rate	0.05 - 4.84%	1.61 - 3.20%
Dividend yield	0.65 - 1.23%	0.65 – 1.72%
Weighted-average dividend yield	1.07%	0.95%
Volatility factor	0.355 - 0.434	0.355 – 0.398
Weighted-average volatility	0.432	0.396
Expected term	1.5 years	6.3 years
Forfeiture rate	3.59%	2.70%

A summary of the Company’s stock option plans activity and related information for the nine months ended October 1, 2011 and October 2, 2010, is as follows:

(Shares in thousands)	October 1, 2011		October 2, 2010
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding beginning of period	1,817	$27.95	1,979	$26.80
Granted	113	43.43	157	29.03
Exercised	(160)	24.49	(149)	17.28
Forfeited	(14)	39.27	(41)	36.05
Outstanding end of period	1,756	$29.17	1,946	$27.49
Expected to vest after applying forfeiture rate	1,736	$29.19	1,919	$27.57
Vested and exercisable end of period	1,207	$30.38	1,194	$30.09

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the nine months ended October 1, 2011 is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding end of period	5.38 years	$16,203
Expected to vest after applying forfeiture rate	5.35 years	$15,998
Vested and exercisable end of period	4.24 years	$10,022

There were no options granted during the third quarter 2011. The total intrinsic value of options exercised during the third quarter October 1, 2011 and October 2, 2010 was $0.8 million and $0.1 million, respectively.  There were no share-based liabilities paid during the third quarter 2011.

As of October 1, 2011, there was $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan in the form of stock options. That cost is expected to be recognized over a weighted-average period of 1.67 years.

Stock Awards
A summary of the Company’s stock award activity and related information for the nine months ended October 1, 2011 and October 2, 2010, is as follows:

(Shares in thousands)	October 1, 2011		October 2, 2010
Nonvested Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	128	$31.86	72	$40.12
Awarded	68	43.40	101	29.89
Vested	(3)	39.12	(41)	41.31
Forfeited	(20)	47.41	—	48.87
Nonvested at end of period	173	$34.44	132	$32.13

There were no stock awards granted during the third quarter of 2011. As of October 1, 2011, there was $3.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan in the form of stock awards. That cost is expected to be recognized over a weighted-average period of 2.48 years.

19.  RESTRUCTURING
Phase III of the Global Manufacturing Realignment Program was substantially complete as of the end of 2010. In 2011, the Company incurred residual asset write-off and severance expenses related to the completion of Phase III.  In June 2011, the Company announced Phase IV of the Global Manufacturing Realignment Program. The Company will transfer approximately 260,000 annual man hours of manufacturing activity from the Oklahoma City, Oklahoma facility primarily to the Linares, Mexico facility with a small portion of the transfer going to another Oklahoma City based facility. Transfers related to the Oklahoma City facility should be completed by the end of the first quarter 2012. The Company also expects to incur miscellaneous expenses associated with realignments and movements of manufacturing and distribution facilities in a variety of international locations, including the relocation to a new manufacturing facility in Joinville, Brazil.

The Company has estimated the pretax charge for Phase IV to be between $2.6 million and $5.2 million, of which $1.2 million to $3.5 million is for closing the Oklahoma City manufacturing facility. Charges related to Phase IV began in the second quarter of 2011 and will end in the fourth quarter 2012 and include severance, pension curtailments, asset write-offs, and equipment relocation.

Costs incurred in the third quarter and nine months ended October 1, 2011 included in the “Restructuring expense” line of the income statement are as follows:

(In millions)	Third Quarter Ended	Nine Months Ended
	October 1, 2011	October 1, 2011
Severance and other employee assistance costs	$0.3	$0.5
Equipment relocations	0.1	0.1
Asset write-off	0.2	0.9
Total	$0.6	$1.5

All incurred expenses were attributed to the Water Systems segment.

As of October 1, 2011 and October 2, 2010, there were $0.2 million and $0.2 million, respectively, in restructuring reserves primarily for severance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company changed the accounting method by which it values certain inventory from LIFO to FIFO and has adjusted the prior year inventory balances to reflect the change.  As a result of the retrospective application of this change in accounting principle, certain financial statement line items in the Company’s condensed consolidated balance sheet as of January 1, 2011 and its condensed consolidated statements of income for the quarter and nine months ended October 2, 2010 and statement of cash flows for the nine months ended October 2, 2010 were adjusted. See Note 3 to the Condensed Consolidated Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q.

Third Quarter 2011 vs. Third Quarter 2010

OVERVIEW

Sales were $224.4 million, a record for any third quarter in the Company's history.  The sales increase was related to the Company's acquisitions, sales volume and price increases, as well as the impact of foreign currency translation. The Company's consolidated gross profit was $73.7 million for the third quarter of 2011, an increase of $14.3 million or about 24 percent from the third quarter of 2010. The gross profit as a percent of net sales increased to 32.9 percent for the third quarter of 2011 from 31.5 percent for the third quarter of 2010. Gross profit margin improvement was due to leveraging fixed costs on higher sales, quarter over quarter price improvements, and productivity initiatives, partially offset by higher material costs.

RESULTS OF OPERATIONS

Net Sales
Net sales for the third quarter of 2011 were $224.4 million, an increase of $36.0 million or 19 percent compared to 2010 third quarter sales of $188.4 million.  The incremental impact of sales from acquired businesses was $16.5 million or about 9 percent.  Sales revenue increased by $6.2 million or about 3 percent in the third quarter of 2011 due to foreign currency translation. The sales increase for the third quarter of 2011, excluding acquisitions and foreign currency translation, was $13.3 million or about 7 percent.

(In millions)	Q3 2011	Q3 2010	2011 v 2010
	Net Sales
Water Systems	$179.4	$152.9	$26.5
Fueling Systems	45.0	35.5	9.5
Consolidated	$224.4	$188.4	$36.0

Net Sales-Water Systems
Water Systems sales were $179.4 million in the third quarter 2011, an increase of $26.5 million or 17 percent versus the third quarter 2010. Acquisition related sales during the third quarter were $9.9 million or about 6 percent of prior year third quarter sales. Excluding acquisitions, Water Systems sales grew by 11 percent. Foreign currency translation rate changes increased sales $5.7 million, or about 4 percent, compared to sales in the third quarter of 2010. The sales increase for the third quarter of 2011, excluding acquisitions and foreign currency translation, was $10.9 million or about 7 percent.

Water Systems sales in the U.S. and Canada were 41 percent of consolidated sales and grew by 13 percent compared to the third quarter prior year. The Company's growth in the U.S. and Canada was led by sales of pumping systems for industrial and irrigation applications, which increased by about 30 percent during the quarter. The combination of high crop prices, which have led to more discretionary capital for farmers, along with dry conditions in portions of the Southwest and Midwest, have resulted in strong demand for agricultural irrigation products. Sales of pumping systems for residential and light commercial and wastewater applications in the U.S. and Canada grew by about 9 percent compared to the third quarter of the prior year as replacement sales for these products remained robust.

Water Systems sales in EMENA, which is Europe, the Middle East, and North Africa, were 16 percent of consolidated sales and grew by 38 percent, or $10.2 million, compared to the third quarter prior year. Acquisition related sales during the third quarter were $9.9 million and foreign currency translation rate changes increased sales $2.7 million. EMENA sales declined by about 9 percent during the quarter when acquisition and foreign currency translation impacts are excluded, primarily due to continued political and financial uncertainty throughout the region.

Water Systems sales in Latin America were about 12 percent of consolidated sales for the quarter and grew by 20 percent compared to the third quarter prior year. Sales in Latin America were led primarily by double digit growth in Brazil, Mexico and Argentina. Foreign currency translation added $1.5 million or about 7 percent to the growth rate.

Water Systems sales in the Asia Pacific region were 5 percent of consolidated sales and grew by 12 percent compared to the third quarter prior year. Asia Pacific sales growth was widespread across the region with solid double digit gains in several of the largest regional markets including Australia, Japan and China, offset by a decline in sales in South Korea.

Water Systems sales in Southern Africa represented 5 percent of consolidated sales during the quarter and were flat compared to the same quarter of the prior year.

During the fourth quarter 2011, a long term submersible motor supply agreement with a major fueling equipment competitor will expire and will not be renewed. Over the past several years sales under this agreement have represented about 1 percent of the Company's consolidated sales and these sales have been reflected in the Water Systems segment.

Net Sales-Fueling Systems
Fueling Systems sales were $45.0 million in the third quarter 2011 and increased $9.5 million or about 27 percent from the third quarter 2010. Excluding acquisition sales of $6.6 million, third quarter sales were $38.4 million and grew by about 8 percent, with most of the growth in the U.S. and Canada. This growth was broad based across all product lines in the U.S. and Canada.

Cost of Sales
Cost of sales as a percent of net sales for the third quarter of 2011 and 2010 was 67.1 percent and 68.5 percent, respectively. Correspondingly, the gross profit margin increased to 32.9 percent from 31.5 percent. The gross profit margin improvement was due to leveraging fixed costs on higher sales, quarter over quarter price improvements, and productivity initiatives, partially offset by higher material costs.  Direct materials as a percentage of sales increased by 200 basis points compared to the third quarter last year.  The Company's consolidated gross profit was $73.7 million for the third quarter of 2011, up $14.3 million, or 24 percent, from the third quarter of 2010.

Selling, General and Administrative (“SG&A”)
Selling, General and Administrative (SG&A) expenses were $44.8 million in the third quarter of 2011 compared to $39.6 million in the third quarter of 2010, an increase of $5.2 million or about 13 percent. In the third quarter 2011, increases in SG&A attributable to acquisitions were $2.6 million. Additional increases in SG&A costs during the third quarter of 2011 resulted from increased costs for marketing and selling-related expenses, increased research, development and engineering (RD&E) expenses and increased information technology related expenditures for acquisition integrations.

Restructuring Expenses
Restructuring expenses for the third quarter of 2011 were $0.6 million and reduced diluted earnings per share by approximately $0.02. Restructuring expenses in the third quarter of 2011 included severance cost, asset write-down, and manufacturing equipment relocation costs primarily related to the closing of the Siloam Springs facility.  Restructuring expenses for the third quarter of 2010 were $0.2 million and reduced diluted earnings per share by approximately $0.01. Restructuring expenses last year included asset write-down expenses, severance expenses and manufacturing equipment relocation costs and primarily related to the closing of the Siloam Springs facility.

Operating Income
Operating income was $28.3 million in the third quarter of 2011, up $8.7 million from $19.6 million for the third quarter 2010.

(In millions)	Q3 2011	Q3 2010	2011 v 2010
		As Adjusted (Note 3)
	Operating income (loss)
Water Systems	$29.0	$22.5	$6.5
Fueling Systems	9.6	6.6	3.0
Other	(10.3)	(9.5)	(0.8)
Consolidated	$28.3	$19.6	$8.7

There were specific items in the third quarter of 2011 and 2010 that impacted operating income that were not operational in nature.  The third quarter of 2011 included $0.6 million of restructuring charges and in the third quarter of 2010 there were restructuring charges of $0.2 million.

The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of operating income after non-GAAP adjustments and operating income margin after non-GAAP adjustments to net sales.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Operating Income and Margins
Before and After Non-GAAP Adjustments
(In millions)	For the Third Quarter 2011
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$29.0	$9.6	$(10.3)	$28.3
% Operating Income (Margin) to Net Sales	16.2%	21.3%		12.6%
Non-GAAP Adjustments:
Restructuring	$0.6	$—	$—	$0.6
Operating Income after Non-GAAP Adjustments	$29.6	$9.6	$(10.3)	$28.9
% Operating Income (Margin) to Net Sales, after Non-GAAP Adjustments	16.5%	21.3%		12.9%

	For the Third Quarter 2010
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$22.5	$6.6	$(9.5)	$19.6
% Operating Income (Margin) to Net Sales	14.7%	18.6%		10.4%
Non-GAAP Adjustments:
Restructuring	$0.2	$—	$—	$0.2
Operating Income after Non-GAAP Adjustments	$22.7	$6.6	$(9.5)	$19.8
% Operating Income (Margin) to Net Sales, after Non-GAAP Adjustments	14.8%	18.6%		10.5%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $29.6 million in the third quarter 2011, an increase of 30 percent versus the third quarter 2010. The third quarter operating income margin after non-GAAP adjustments was 16.5 percent and increased by 170 basis points compared to the third quarter 2010. This increased profitability was the result of operating leverage on increased sales and improvements in productivity.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $9.6 million in the third quarter of 2011 compared to $6.6 million after non-GAAP adjustments in the third quarter 2010, an increase of 45 percent. The third quarter operating income margin after non-GAAP adjustments was 21.3 percent and increased by 270 basis points compared to the 18.6 percent of net sales in the third quarter 2010. This increased profitability was primarily due to leveraging fixed costs on higher sales.

Operating Income-Other
Operating income- other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due to IT expenses and higher RD&E spending.

Interest Expense
Interest expense for the third quarter of 2011 and 2010 was $2.9 million and $2.3 million, respectively.

Other Income or Expense
Other income or expense was a gain of $1.5 million in the third quarter of 2011 and a gain of $0.8 million in the third quarter of 2010.  Included in other income for the third quarter of 2011 was income from equity investments of $0.8 million and interest income of $0.7 million, primarily derived from the investment of cash balances in short-term securities. Included in other income for the third quarter of 2010 was income from equity investments of $0.3 million and interest income of $0.5 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the third quarter of 2011 of $0.6 million, primarily due to Turkish Lira rate changes relative to the U.S. dollar and other currencies.  Foreign currency-based transactions produced a loss in the third quarter of 2010 of $0.5 million, primarily due to euro rate changes relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the third quarter of 2011 and 2010 was $7.1 million and $5.0 million, respectively. The effective tax rate for the third quarter 2011 was 27.3 percent.  The Company believes this is a reasonable estimate for the balance of 2011. The projected tax rate will continue to be lower than the 2010 rate and the statutory rate primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit. The effective tax rate before the impact of discrete events (as discussed in the prior year annual report) for the third quarter of 2010 was about 32.5 percent.

Net Income
Net income for the third quarter of 2011 was $19.3 million compared to 2010 third quarter net income of $12.6 million.  Net income attributable to Franklin Electric Co., Inc. for the third quarter of 2011 was $19.2 million, or $0.80 per diluted share, compared to 2010 third quarter net income attributable to Franklin Electric Co., Inc. of $12.3 million or $0.52 per diluted share.

First Nine Months of 2011 vs. First Nine Months of 2010

OVERVIEW

Sales and earnings in the first nine months of 2011 were up from the same period last year.  The sales increase was related to the Company's acquisitions, as well as sales volume and price increases and the impact of foreign currency translation. The Company's consolidated gross profit was $211.5 million for the first nine months of 2011, an increase of $36.8 million or about 21 percent from the first nine months of 2010. Gross profit as a percent of net sales increased 100 basis points to 33.4 percent in the first nine months of 2011 from 32.4 percent in the first nine months of 2010. Gross profit margin improvement was due to leveraging fixed costs on higher sales, year over year price improvements, lower labor and burden cost, partially offset by higher material costs.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first nine months of 2011 were $633.8 million, an increase of $95.0 million or 18 percent compared to 2010 first nine months sales of $538.8 million.  The incremental impact of sales from acquired businesses was $38.4 million or about 7 percent.  Sales revenue increased by $21.9 million or about 4 percent in the first nine months of 2011 due to foreign currency translation. The sales increase in the first nine months of 2011, excluding acquisitions and foreign currency translation, was $34.7 million or about 6 percent.

(In millions)	YTD 9 2011	YTD 9 2010	2011 v 2010
	Net Sales
Water Systems	$510.1	$447.2	$62.9
Fueling Systems	123.7	91.6	32.1
Consolidated	$633.8	$538.8	$95.0

Net Sales-Water Systems
Water Systems sales were $510.1 million in the first nine months of 2011, an increase of $62.9 million or 14 percent versus the first nine months of 2010. The incremental impact of sales from acquired businesses was $14.0 million or about 3 percent.  Foreign currency translation rate changes increased sales $20.8 million, or about 5 percent, compared to sales in the first nine months of 2010. The sales increase in the first nine months of 2011, excluding acquisitions and foreign currency translation, was $28.1 million or about 6 percent.

Water Systems sales in the U.S. and Canada were 40 percent of consolidated sales and grew by 9 percent compared to the first nine months of 2010. Leading the Company's growth in the U.S. and Canada were sales of pumping systems for industrial and irrigation applications, which increased by about 27 percent during the first nine months of 2011. The combination of high crop prices, which have led to more discretionary capital for farmers, along with dry conditions in portions of the Southwest and Midwest, has resulted in strong demand for agricultural irrigation products. Sales of pumping systems for residential and light commercial and wastewater applications in the U.S. and Canada grew by about 9 percent compared to the first nine months of the prior year as the Company continued to gain share in this market. The 9 percent increase includes an increase in submersible motor sales under the supply agreement mentioned above.

Water Systems sales in EMENA were 16 percent of consolidated sales and grew by 34 percent compared to the first nine months prior year. Acquisition related sales during the first nine months of 2011 were about $14 million and foreign currency translation rate changes increased sales by about $9 million. Excluding acquisitions and foreign currency translation, EMENA sales grew by about 3 percent during the first nine months. EMENA sales have been impacted by the political and financial uncertainty throughout the region.

Water Systems sales in Latin America were about 13 percent of consolidated sales for the first nine months and grew by 18 percent compared to the prior year first nine months. Sales in Mexico and Brazil continued to be strong with sales increases in both countries at about 20 percent each.

Water Systems sales in the Asia Pacific region were 6 percent of consolidated sales and grew by 12 percent compared to the first nine months of the prior year. Sales in China continued to grow, increasing 40 percent from the prior year. The first nine months year-on-year sales increased 38 percent in the Southeast Asian region.

Water Systems sales in Southern Africa represented 5 percent of consolidated sales during the first nine months and declined by 2 percent compared to the prior year first nine months. Heavy rains and flooding in South Africa's farm belt and large pump sales in African export markets during the first nine months of 2010 resulted in lower agricultural and industrial pump and motor sales this year.

Net Sales-Fueling Systems
Fueling Systems sales were $123.7 million in the first nine months of 2011 and increased $32.1 million or about 35 percent from the first nine months of 2010. The incremental impact of sales from acquired businesses was $24.4 million or about 27 percent.  Foreign currency translation rate changes increased sales $1.1 million, or about 1 percent, compared to sales in the first nine months of 2010. The sales change in the first nine months of 2011, excluding acquisitions and foreign currency translation, was an increase of $6.6 million or about 7 percent.

Fueling Systems achieved solid double digit organic sales gains across all major fueling product lines. Pumping systems sales grew by 19 percent during the first nine months of 2011 as station owners worldwide continue their conversion from suction to pressure pumping technology for dispensing gasoline. Pipe and containment sales grew by 15 percent, excluding the Petrotechnik acquisition, and by over 80 percent including the acquisition.

Cost of Sales
Cost of sales as a percent of net sales for the first nine months of 2011 and 2010 was 66.6 percent and 67.6 percent, respectively. Correspondingly, the gross profit margin increased to 33.4 percent from 32.4 percent, a 100 basis point improvement. The gross profit margin improvement was due to leveraging fixed costs on higher sales, year over year price improvements, lower labor and burden cost, partially offset by higher material costs.  Direct materials as a percentage of sales increased by 180 basis points compared to the first nine months last year.  The Company's consolidated gross profit was $211.5 million for the first nine months of 2011, up $36.8 million from the first nine months of 2010.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $132.9 million in the first nine months of 2011 and increased by $14.3 million or about 12 percent in the first nine months of 2011 compared to the first nine months of last year. During the first nine months of 2010, Fueling Systems incurred $3.8 million in SG&A expenses for various legal matters. Also in the first nine months of 2010 SG&A was reduced by a $1.2 million gain on the sale of land and building in South Africa. In the first nine months of 2011, increases in SG&A attributable to acquisitions were $7.3 million. Additional increases in SG&A costs during the first nine months of 2011 resulted from information technology related expenditures for acquisition integrations, higher research and development expenses, and increased costs for marketing and selling-related expenses. There were also additional Fueling Systems legal matters expenses in the first nine months of 2011 of $0.7 million.

Restructuring Expenses
Restructuring expenses for the first nine months of 2011 were $1.5 million and reduced diluted earnings per share by approximately $0.02. Restructuring expenses in the first nine months of 2011 included asset write-down and severance cost primarily related to the closing of the Siloam Springs facility.  Restructuring expenses in the first nine months of 2010 were $5.3 million and reduced diluted earnings per share by approximately $0.15. Restructuring expenses last year included asset write-down expenses, severance expenses, pension curtailment and manufacturing equipment relocation costs primarily related to the closing of the Siloam Springs facility.

Operating Income
Operating income was $77.1 million in the first nine months of 2011, up $26.4 million from $50.7 million in the first nine months of 2010.

(In millions)	YTD 9 2011	YTD 9 2010	2011 v 2010
		As Adjusted (Note 3)
	Operating income (loss)
Water Systems	$86.7	$66.1	$20.6
Fueling Systems	22.2	12.9	9.3
Other	(31.8)	(28.3)	(3.5)
Consolidated	$77.1	$50.7	$26.4

There were specific items in the first nine months of 2011 and 2010 that impacted operating income that were not operational in nature.  The first nine months of 2011 included $1.5 million of restructuring charges and $0.7 million for certain legal matters. In the first nine months of 2010 there were three such items: a pre-tax expense of $5.3 million in restructuring charges; $3.8 million in charges for certain legal matters; and a reduction in SG&A of $1.2 million in expenses from the gain on sale of land and building in South Africa.

The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of operating income after non-GAAP adjustments and operating income margin after non-GAAP adjustments to net sales.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Operating Income and Margins
Before and After Non-GAAP Adjustments
(In millions)	For the First Nine Months of 2011
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$86.7	$22.2	$(31.8)	$77.1
% Operating Income (Margin) to Net Sales	17.0%	17.9%		12.2%
Non-GAAP Adjustments:
Restructuring	$1.5	$—	$—	$1.5
Legal matters	—	0.7	—	0.7
Gain on sale of land and building	—	—	—	—
Operating Income after Non-GAAP Adjustments	$88.2	$22.9	$(31.8)	$79.3
% Operating Income (Margin) to Net Sales, after Non-GAAP Adjustments	17.3%	18.5%		12.5%

	For the First Nine Months of 2010
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$66.1	$12.9	$(28.3)	$50.7
% Operating Income (Margin) to Net Sales	14.8%	14.1%		9.4%
Non-GAAP Adjustments:
Restructuring	$5.3	$—	$—	$5.3
Legal matters	—	3.8	—	3.8
Gain on sale of land and building	(1.2)	—	—	(1.2)
Operating Income after Non-GAAP Adjustments	$70.2	$16.7	$(28.3)	$58.6
% Operating Income (Margin) to Net Sales, after Non-GAAP Adjustments	15.7%	18.2%		10.9%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $88.2 million in the first nine months of 2011, an increase of 25 percent versus the first nine months of 2010. The first nine months operating income margin after non-GAAP adjustments was 17.3 percent and increased by 160 basis points compared to the first nine months of 2010. This increased profitability was the result of operating leverage, increases in pricing, and productivity improvements.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $22.9 million in the first nine months of 2011 compared to $16.7 million after non-GAAP adjustments in the first nine months of 2010, an increase of 37 percent. The first nine months operating income margin after non-GAAP adjustments was 18.5 percent and increased by 30 basis points compared to the 18.2 percent of net sales in the first nine months of 2010. This increased profitability was primarily due to leveraging fixed costs on higher sales.

Operating Income-Other
Operating income- other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due to IT expenses and higher RD&E spending.

Interest Expense
Interest expense for the first nine months of 2011 and 2010 was $7.5 million and $6.7 million, respectively.

Other Income or Expense
Other income or expense was a gain of $4.1 million in the first nine months of 2011 and a loss of $1.1 million in the first nine months of 2010.  Included in other income in the first nine months of 2011 was income from equity investments of $1.9 million and interest income of $ 1.7 million, primarily derived from the investment of cash balances in short-term securities. In conjunction with the previously announced Impo acquisition, the Company entered into a forward purchase contract for Turkish Lira for a portion of the estimated acquisition price, which resulted in a pre-tax gain included in other income of approximately $0.6 million.

Included in other income in the first nine months of 2010 was income from equity investments of $0.7 million and interest income of $1.1 million, primarily derived from the investment of cash balances in short-term securities. Other income or expense in the first nine months of 2010 also included the reversal of indemnification receivables related to contingent tax liabilities for $2.9 million related to an acquisition in a prior year.  The adjustment for the reversal of the uncertain tax position did not have an impact on net income.  The uncertain tax position was originally recorded as a receivable from the sellers pursuant to the terms of the purchase agreement.  The receivable and the tax liability related to the uncertain tax position were reversed in the first nine months of 2010 as the statutory limit for audit of the tax return expired.  Excluding the reversal of the uncertain tax position, “other income or expense” in the first nine months of 2010 would have been about $1.8 million income.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first nine months of 2011 of $1.9 million, primarily due to the Turkish Lira relative to the U.S. dollar and other currencies.  Foreign currency-based transactions produced a loss in the first nine months of 2010 of $0.2 million, primarily due to the Czech Koruna relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the first nine months of 2011 and 2010 was $19.5 million and $11.1 million, respectively. The effective tax rate for the first nine months 2011 was 27.3 percent.  The Company believes this is a reasonable estimate for the balance of 2011. The projected tax rate will continue to be lower than the 2010 rate and the statutory rate primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit. The effective tax rate for the first nine months of 2010 before the impact of discrete events (as discussed in the prior year annual report) was about 32.5 percent.

Net Income
Net income for the first nine months of 2011 was $52.2 million compared to 2010 first nine months net income of $31.6 million.  Net income attributable to Franklin Electric Co., Inc. for the first nine months of 2011 was $51.6 million, or $2.16 per diluted share, compared to 2010 first nine months net income attributable to Franklin Electric Co., Inc. of $30.8 million or $1.31 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY
The Company’s primary sources of liquidity are cash flows from operations and funds available under its committed, unsecured, revolving credit agreement maturing in 2011 (the “Agreement”) in the amount of $120.0 million, and its amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with $150.0 million of notes issued thereunder beginning to mature in 2015.  The Company is currently negotiating renewal of the Agreement, see Commitment Letter referenced in Exhibit 10.1 to this Form 10-Q, for an expected incremental five years with similar borrowing capacity and with terms and conditions that reflect current market conditions.  The Company has no scheduled principal payments on the Prudential Agreement until 2015.  As of October 1, 2011 the Company had no amounts outstanding and $120.0 million of borrowing capacity under the Agreement and $50.0 million of borrowing capacity under the Prudential Agreement.

The Company has announced preliminary plans to construct a new Global Corporate Headquarters and Engineering Center of Excellence on property it intends to acquire in the Fort Wayne, Indiana metropolitan area.  The approximately 110,000 square foot building is expected to be completed by mid-2013.  Preliminary estimates for the land acquisition and improvement and building construction costs, without giving effect to any economic development incentives, are in the range of approximately $25.0 to $32.0 million. As of October 1, 2011, no formal commitments have been made.

The continued uncertainty in the financial and credit markets has not impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, dividends, and debt service will be adequately funded from its existing credit agreements.  The Agreement and the Prudential Agreement do not contain any material adverse change or similar provisions that would accelerate the maturity of amounts drawn under either agreement. The Agreement and Prudential Agreement contain various customary conditions and covenants, which limit, among other things, borrowings, interest coverage, loans or advances and investments.  The Company’s main financial covenants include an interest coverage ratio and a leverage ratio.  As of October 1, 2011, the Company was in compliance with all covenants.

Net cash generated from operating activities was $52.4 million in the nine months ended October 1, 2011 compared to cash generated of $69.2 million in the nine months ended October 2, 2010.  Sales in the first nine months of 2011 increased due to market share gains and increased demand for agricultural and irrigation products. As a result of the higher sales, receivables and inventory were a $29.1 million net use of cash in the first nine months of 2011 compared to a $13.7 million net use of cash in the first nine months of 2010.  Accounts payable and accrued expenses were a source of cash of $7.9 million in 2011 compared to a source of cash of $31.5 in the nine months ended October 2, 2010. Sources of cash from accrued liabilities were less in the first nine months of 2011 as the Company made payments for liabilities accrued in 2010. The Company also made contributions to its employee benefit plans of about $15.9 million during the first nine months of 2011.

Net cash used in investing activities was $48.2 million in the nine months ended October 1, 2011 compared to a $21.8 million use of cash for the nine months ended October 2, 2010. The Company acquired Impo for $25.1 million, net of cash acquired and working capital adjustments. The acquisition was funded with cash on hand. Additionally, the Company acquired fixed assets for about $13.6 million, made an earn-out payment related to a prior acquisition of $6.6 million and entered into a long term loan agreement with an international customer for $3.2 million.

Net cash used by financing activities of $13.9 million in the nine months ended October 1, 2011 was primarily related to the payment of $9.3 million in dividends to the Company’s common shareholders and the repurchase of approximately 250,000 shares of the Company’s common stock for $10.6 million pursuant to the Stock Redemption Agreement.  Net cash used by financing activities of $11.8 million in the nine months ended October 2, 2010 was primarily related to the payment of $9.3 million in dividends to the Company’s common shareholders and the repurchase of approximately 157,900 shares of the Company's common stock for $4.4 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”  While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in the Company’s Securities and Exchange Commission filings, included in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, and in Exhibit 99.1 thereto.  Any forward-looking statements included in this Form 10-Q are based upon information currently available.  The Company does not assume any obligation to update any forward-looking information.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2010, the California Air Resources Board (“CARB”) filed a civil complaint in the Los Angeles Superior Court against the Company and Franklin Fueling Systems, Inc. (a wholly-owned subsidiary of the Company).  The complaint relates to a third-party-supplied component part of the Company's Healy 900 Series nozzle, which is part of the Company's Enhanced Vapor Recovery (“EVR”) Systems installed in California gasoline filling stations.  This part, a diaphragm, was the subject of a retrofit during the first half of 2008.  As the Company has previously reported, in October 2008 CARB issued a Notice of Violation to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  The Company and CARB worked to resolve the diaphragm matter without court action, but were unable to reach agreement.

The claims in the complaint mirror those that CARB presented to the Company in the Notice of Violation, and include claims that the Company negligently and intentionally sold nozzles with a modified diaphragm without required CARB certification.  The Company believes that, throughout the period to which the complaint relates, it acted in full cooperation with CARB and in the best interests of CARB's vapor emissions control program.  Although the complaint seeks penalties of at least $25.0 million, it is the Company's position that there is no reasonable basis for penalties of this amount.

In addition, as the Company has previously reported, the Sacramento Metropolitan Air Quality Management District (“SMAQMD”) issued a Notice of Violation to the Company concerning the diaphragm matter in March 2008.  Discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency's concerns did not result in agreement, and in November 2010 SMAQMD filed a civil complaint in the Sacramento Superior Court, mirroring the claims brought by CARB with respect to the diaphragm issue and also alleging violation of SMAQMD rules.  SMAQMD's suit asks for at least $5.0 million in penalties for the violations claimed in its jurisdiction.

In July 2010, the Company entered into a tolling agreement with the South Coast Air Quality Management District (“SCAQMD”) and began discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency's concerns.  Those discussions did not result in agreement and in December 2010, SCAQMD filed a civil complaint against the Company in Los Angeles Superior Court.  The complaint alleges violations of California statutes and regulations, similar to the complaint filed by CARB, as well as violation of SCAQMD rules, and seeks penalties of at least $12.5 million.  The SCAQMD complaint does not allege an intentional violation of any statute, rule, or regulation. This case has now been consolidated with the CARB case in Los Angeles Superior Court.

The Company believes that there is no reasonable basis for the amount of penalties claimed in the SMAQMD and SCAQMD suits.  The Company has answered the SMAQMD and SCAQMD complaints, as well as the CARB complaint, denying liability and asserting affirmative defenses. Discovery in all these cases has commenced.

Neither CARB's filing of its suit nor the air district suits have any effect on CARB's certification of the Company's EVR System or any other products of the Company or its subsidiaries, and so do not interfere with continuing sales.  CARB has never decertified the Company's EVR System and does not propose to do so now.

The Company remains willing to discuss these matters and work toward resolving them. The Company cannot predict the ultimate outcome of discussions to resolve these matters or any proceedings with respect to them.  Penalties awarded in the CARB or any air district proceedings or payments resulting from a settlement of these matters, depending on the amount, could have a material effect on the Company's results of operations.

On July 31, 2009, Sta-Rite Industries, LLC and Pentair Pump Group, Inc. filed an action against the Company in the U.S. District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products and seeking damages in excess of $10.0 million for each claimant. The Company denied liability and filed a counterclaim alleging Sta-Rite and Pentair's breach of the same Settlement Agreement. On September 30, 2011 the District Court granted the Company's motion for summary judgment against Sta-Rite and Pentair on both counts of their complaint, and also granted the motion of Pentair and Sta-Rite for summary judgment on the Company's counterclaim. Pentair and Sta-Rite have filed a notice appealing the decision to the U.S. Court of Appeals for the Sixth Circuit. The Company will oppose the appeal and ask that the District Court's decision be affirmed.
These matters were previously described in the Company's Quarterly Reports on Form 10-Q for the quarters ended July 2, 2011 and April 2, 2011.
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

In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. The Company did not repurchase any shares under the plan in the third quarter of 2011. The maximum number of shares that may still be purchased under the Company plan is 1,400,913.

ITEM 6. EXHIBITS
See the Exhibit Index located on page 36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: November 8, 2011	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2011	By	/s/ John J. Haines
John J. Haines, Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRD QUARTER ENDED OCTOBER 1, 2011

Number	Description

10.1
$150,000,000 Credit Facility Commitment Letter, dated October 5, 2011, from JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated October 11, 2011)

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