Form 10-K
period 2011-12-31
FRANKLIN ELECTRIC CO INC
filed 2012-02-29
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at July 2, 2011 (the last business day of the registrant’s most recently completed second quarter) was $1,085,986,258.  The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant's 401K Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 15, 2012:
23,348,669 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2012 (Part III).

FRANKLIN ELECTRIC CO., INC.

PART I

ITEM 1. BUSINESS

General
Franklin Electric Co., Inc. is an Indiana corporation founded in 1944 and incorporated in 1946. Except where the context otherwise requires, “Franklin Electric” or the “Company,” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

The Company, together with its subsidiaries, designs, manufactures and distributes water and fuel pumping systems, composed primarily of submersible motors, pumps, electronic controls and related parts and equipment. The Company's business consists of two reporting segments based on the principal end market served: the Water Systems segment and the Fueling Systems segment. The Company includes unallocated corporate expenses in an “Other” segment that together with the Water Systems and Fueling Systems segments, represent the Company.

The Company's products are sold worldwide. The Company's products are sold by its employee sales force and independent manufacturing representatives. The Company offers normal and customary trade terms to its customers, no significant part of which is of an extended nature. Special inventory requirements are not necessary, and customer merchandise return rights do not extend beyond normal warranty provisions.

The market for the Company's products is highly competitive and includes diversified accounts by size and type. The Company's Water Systems and Fueling Systems products and related equipment are sold to specialty distributors and some original equipment manufacturers (“OEMs”), as well as industrial and petroleum equipment distributors and major oil and utility companies.

Business Segments and Products
Segment and geographic information appears in Note 16, “Segment and Geographic Information,” to the consolidated financial statements.

Water Systems Segment
Water Systems is a global leader in the production and marketing of water pumping systems and is a technical leader in submersible motors, pumps, drives, electronic controls, and monitoring devices. The Water Systems segment designs, manufactures and sells motors, pumps, electronic controls and related parts and equipment primarily for use in groundwater, wastewater, and fuel transfer applications.

Water Systems motors and pumps are used principally for pumping fresh water and wastewater in a variety of residential, agricultural, and industrial applications. Water Systems also manufactures electronic drives and controls for the motors which control functionality and provide protection from various hazards, such as electric surges, over-heating, or dry wells or tanks.

The Water Systems business has grown from a domestic submersible motor manufacturer to a global manufacturer of systems and components for the movement of water and automotive fuels. Highlights of the Water Systems business transformation, from its origins to the present, are as follows:

•	1950s - Domestic submersible motor manufacturer

•	1990s - Global manufacturer of submersible motors, electronic drives and controls selling to pump OEMs

•	2004 - Began to change the business model to include pumps and sell directly to wholesale distributors

•	2006 - Added adjacent pumping systems, acquired Little Giant Pump Company

•	2007 - Expanded globally, acquired Pump Brands (Pty) Limited, South Africa

•	2008 - Continued global expansion, acquired Industrias Schneider SA, Brazil

•	2009 - International acquisition, Vertical, S.p.A., Italy

During the second quarter of 2011, Franklin Electric acquired eighty percent of the outstanding shares of Impo Motor Pompa Sanayi ve Ticaret A.S. ("Impo") of Izmir, Turkey. Impo is the leading supplier of groundwater pumping equipment in Turkey and has sales of approximately $28.0 million per year. The Impo acquisition, combined with the Company's current presence in the region, provides Franklin Electric with a leading position in the rapidly growing market for groundwater pumping systems throughout the Middle East. It also provides a low cost manufacturing base for supplying the region.

Water Systems products are sold in highly competitive markets. Water Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The Company's principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc., and Xylem, Inc. (formerly part of the ITT Corporation).

2011 Water Systems research and development expenditures were primarily related to the following activities:

•	Pumping system for extracting natural gas from coal seams

•	Solar powered groundwater pumping system

•	Improved efficiency effluent and sewage pump product line

•	New and improved wastewater product offering

•	Submersible motor technology

•	Reduced diameter 4-inch submersible pump line

Fueling Systems Segment
Fueling Systems is a global leader in the production and marketing of fuel pumping systems, fuel containment systems, and monitoring and control systems. The Fueling Systems segment designs, manufactures and sells pumps, pipe, sumps, fittings, vapor recovery components, electronic controls, monitoring devices and related parts and equipment primarily for use in submersible fueling system applications.

Fueling Systems has expanded its product offerings through internal development and acquisitions. Highlights of the Fueling Systems history are as follows:

•	1990s - Domestic manufacturer of submersible turbine pumping systems

•	2000 - Acquired Advanced Polymer Technology, Inc., a manufacturer of underground pipe for fueling applications, and EBW, Inc., a manufacturer and distributor of fueling hardware components

•	2006 - Acquired Healy Systems, Inc., a manufacturer of fueling nozzles and vapor recovery systems

•	2010 - Acquired PetroTechnik Limited, a United Kingdom distributor that designs and sources flexible and lightweight underground pipe

Fueling Systems products are sold in highly competitive markets. Fueling Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The Company's principal competitors in the petroleum equipment industry are Danaher Corporation and Dover Corporation.

2011 Fueling Systems research and development expenditures were primarily related to the following activities:

•	Expansion of the product offering with products designed specifically for use with biofuels such as E85 and biodiesel

•	Development of a new FMS tank gauge, TS 550 EVO™, an evolution in tank gauge monitoring

•	Development of the Gemini™ fusion welded secondary containment system

•	Expansion of the capability of the Incon Optimizer® circuit breaker monitor to include SF6 Gas Monitoring

•	Development of a vapor recovery nozzle for the European and Asian markets

Research and Development
The Company incurred research and development expense as follows:

(In millions)	2011	2010	2009
Research and development expense	$8.2	$7.5	$6.9

Expenses incurred were for activities related to the development of new products, improvement of existing products and manufacturing methods, and other applied research and development.

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

Employees
The Company employed approximately 3,800 persons at the end of 2011.

Major Customers
No single customer accounted for over 10 percent of net sales in 2011, 2010, or 2009. No single customer accounted for over 10 percent of gross accounts receivable in 2011 or 2010.

Backlog
The dollar amount of backlog by segment was as follows:

(In millions)	February 14, 2012	February 18, 2011
Water Systems	$46.5	$41.6
Fueling Systems	6.0	10.9
Consolidated	$52.5	$52.5

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2012.  The Company’s sales in the first quarter are generally less than its sales in other quarters due to generally lower construction activity during that period in the northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

Environmental Matters
The Company believes that it is in compliance with all applicable federal, state and local laws concerning the discharge of material into the environment, or otherwise relating to the protection of the environment. The Company has not experienced any material costs in connection with environmental compliance, and, subject to the disclosure in Item 3 - Legal Proceedings, does not believe that such compliance will have any material effect upon the financial position, results of operations, cash flows, or competitive position of the Company.

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

The Company’s acquisition strategy entails expense, integration risks, and other risks that could affect the Company’s earnings and financial condition.  One of the Company’s continuing strategies is to increase revenues and expand market share through acquisitions that will provide complementary Water and Fueling Systems products, add to the Company's global reach, or both.  The Company spends significant time and effort expanding existing businesses through identifying, pursuing, completing, and integrating acquisitions, which generate expense whether or not the acquisitions are actually completed. Competition for acquisition candidates may limit the number of opportunities and may result in higher acquisition prices.  There is uncertainty related to successfully acquiring, integrating and profitably managing additional businesses without substantial costs, delays or other problems.  There can also be no assurance that acquired companies will achieve revenues, profitability or cash flows that justify the investment in them.  Failure to manage or mitigate these risks could adversely affect the Company’s results of operations and financial condition.

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

Increases in the prices of raw materials, components, finished goods and other commodities could adversely affect operations.  The Company purchases most of the raw materials for its products on the open market and relies on third parties for the sourcing of certain finished goods.  Accordingly, the cost of its products may be affected by changes in the market price of raw materials, sourced components, or finished goods.  The Company and its suppliers also use natural gas and electricity in manufacturing products and natural gas and electricity prices have historically been volatile.  The Company does not generally engage in commodity hedging for raw materials and energy.  Significant increases in the prices of commodities, sourced components, finished goods, energy or other commodities could cause product prices to increase, which may reduce demand for products or make the Company more susceptible to competition.  Furthermore, in the event the Company is unable to pass along increases in operating costs to its customers, margins and profitability may be adversely affected.

The Company is exposed to political, economic and other risks that arise from operating a multinational business.  The Company has significant operations outside the United States, including Europe, South Africa, Brazil, Mexico and China.  Further, the Company obtains raw materials and finished goods from foreign suppliers.  Accordingly, the Company’s business is subject to political, economic, and other risks that are inherent in operating a multinational business.  These risks include, but are not limited to, the following:

•	Difficulty in enforcing agreements and collecting receivables through foreign legal systems

•	Trade protection measures and import or export licensing requirements

•	Inability to obtain raw materials and finished goods in a timely manner from foreign suppliers

•	Imposition of tariffs, exchange controls or other restrictions

•	Difficulty in staffing and managing widespread operations and the application of foreign labor regulations

•	Compliance with foreign laws and regulations

•	Changes in general economic and political conditions in countries where the Company operates

Additionally, the Company’s operations outside the United States could be negatively impacted by changes in treaties, agreements, policies and laws implemented by the United States.

If the Company does not anticipate and effectively manage these risks, these factors may have a material adverse impact on its international operations or on the business as a whole.

Transferring operations of the Company to lower cost regions may not result in the intended cost benefits.  The Company is continuing its rationalization of manufacturing capacity between all existing manufacturing facilities and the manufacturing complexes in lower cost regions such as Mexico, the Czech Republic and China.  To implement this strategy, the Company must complete the transfer of assets and intellectual property between operations.  Each of these transfers involves the risk of disruption to the Company’s manufacturing capability, supply chain and, ultimately, to the Company’s ability to service customers and generate revenues and profits.

The Company has significant investments in foreign entities and has significant sales and purchases in foreign denominated currencies creating exposure to foreign currency exchange rate fluctuations. The Company has significant investments outside the United States, including Europe, South Africa, Brazil, Mexico and China.  Further, the Company has sales and makes purchases of raw materials and finished goods in foreign denominated currencies.  Accordingly, the Company has exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar.  Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of inter-company balances utilizing a global netting system and limited use of foreign currency denominated debt. To the extent that these mitigating strategies are not successful, foreign currency rate fluctuations can have a material adverse impact on its international operations or on the business as a whole.

Delays in introducing new products or the inability to achieve or maintain market acceptance with existing or new products may cause the Company’s revenues to decrease.  The industries to which the Company belongs are characterized by intense competition, changes in end-user requirements, and evolving product offerings and introductions.  The Company believes future success will depend, in part, on the ability to anticipate and adapt to these factors and offer, on a timely basis, products that meet customer demands.  Failure to successfully develop new and innovative products or to enhance existing products could result in the loss of existing customers to competitors or the inability to attract new business, either of which may adversely affect the Company’s revenues.

Certain Company products are subject to regulation and government performance requirements in addition to the warranties provided by the Company.  The Company’s product lines have expanded significantly and certain products are subject to government regulations and standards for manufacture, assembly, and performance in addition to the warranties provided by the Company.  The Company’s failure to meet all such standards or perform in accordance with warranties could result in significant warranty or repair costs, lost sales and profits, damage to the Company’s reputation, fines or penalties from governmental organizations, and increased litigation exposure.  The claims made by the California Air Resources Board and certain local air districts in California, described in Item 3-Legal Proceedings, are examples of the issues and litigation that can arise under these laws and regulations.  Changes to these regulations or standards may require the Company to modify its business objectives and incur additional costs to comply, and any liabilities or penalties actually incurred could have a material adverse effect on the Company's earnings and operating results.

The growth of municipal water systems and increased government restrictions on groundwater pumping could reduce demand for private water wells and the Company’s products, thereby reducing revenues and earnings.  Demand for certain Company products is affected by rural communities shifting from private and individual water well systems to city or municipal water systems. Many economic and other factors outside the Company’s control, including Federal and State regulations on water quality, tax credits and incentives, could adversely impact the demand for private and individual water wells. A decline in private and individual water well systems in the United States or other economies in the international markets the Company serves could reduce demand for the Company’s products and adversely impact sales, gross margins and operating results.

Demand for Fueling Systems products is impacted by environmental legislation which may cause significant fluctuations in costs and revenues after meeting compliance requirements.  Environmental legislation related to air quality and fueling containment may create demand for certain Fueling Systems products which must be supplied in a relatively short time frame to meet the governmental mandate, as occurred in California in the 2007 - 2009 time period.  During periods of increased demand the Company’s revenues and profitability could increase significantly, although the Company can also be at risk of not having capacity to meet demand or cost overruns due to inefficiencies during ramp up to the higher production levels.  After the Company’s customers have met the compliance requirements, the Company’s revenues and profitability may decrease significantly as the demand for certain products declines substantially.  The risk of not reducing production costs in relation to the decreased demand and reduced revenues could have a material adverse impact on gross margins and the Company's results of operations.

Changes in tax legislation regarding our foreign earnings could materially affect our future results. Since the Company operates in different countries and is subject to taxation in different jurisdictions, the Company’s future effective tax rates could be impacted by changes in such countries’ tax laws or their interpretations.  Both domestic and international tax laws are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings.  The application of these tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty.  Changes to the U.S. international tax laws could limit U.S. deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit and “check-the-box” rules.  The Company cannot predict whether any proposed changes in U.S. tax laws will be enacted into law or what, if any, changes may be made to any such proposals prior to their being enacted into law.  If the U.S. tax laws change in a manner that increases the Company’s tax obligation, it could have a material adverse impact on the Company’s results of operations and financial condition.

The Company has significant goodwill and intangible assets and future impairment of the value of these assets may adversely affect operating results and financial condition. The Company's total assets reflect substantial intangible assets, primarily goodwill. Goodwill results from the Company's acquisitions, representing the excess of the purchase price paid over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or as warranted by triggering events. If future operating performance at one or more of the Company's operating segments were to decline significantly below current levels, the Company could incur a non-cash charge to operating earnings for an impairment. Any future determination requiring the recognition of an impairment of a significant portion of the Company's goodwill or intangible assets could have a material adverse impact on the Company's results of operations and financial condition.
The Company's business may be adversely affected by the seasonality of sales and weather conditions. The Company experiences seasonal demand in a number of markets within the Water Systems segment. End-user demand in primary markets follows warm weather trends and is at seasonal highs from April to August in the Northern Hemisphere. Demand for residential and agricultural water systems are also affected by weather-related disasters including heavy flooding and drought. Changes in these patterns could reduce demand for the Company's products and adversely impact sales, gross margins, and operating results.
Additional Risks to the Company. The Company is subject to various risks in the normal course of business. Exhibit 99.1 sets forth risks and other factors that may affect future results, including those identified above, and is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintains its principal executive offices in Bluffton, Indiana (leased).

Manufacturing plants or primary distribution centers in the Water Systems segment are located in Australia (leased), Brazil (owned), Canada (leased), China (leased), the Czech Republic (owned), Germany (owned), Italy (leased), Japan (leased), Mexico (owned), Republic of Botswana (leased), South Africa (owned), Turkey (owned), and the United States (primarily owned).  Within the United States, significant manufacturing and primary distribution facilities are located in Little Rock, Arkansas (leased); Oklahoma City, Oklahoma (owned); and Wilburton, Oklahoma (owned).

Manufacturing plants or primary distribution centers in the Fueling Systems segment are located in China (leased), Germany (leased), and the United States.  Within the United States, a significant manufacturing facility is located in Madison, Wisconsin (leased).

The Company also maintains leased warehouse facilities in Bluffton, Indiana; Fresno, California; Sanford, Florida; Winnipeg, Manitoba, Canada; and Bolton, Ontario, Canada.

In the Company’s opinion, its facilities are suitable for their intended use, adequate for the Company’s business needs, and in good condition.

ITEM 3. LEGAL PROCEEDINGS

In August 2010, the California Air Resources Board (“CARB”) filed a civil complaint in the Los Angeles Superior Court against the Company and Franklin Fueling Systems, Inc. (a wholly-owned subsidiary of the Company).  The complaint relates to a third-party-supplied component part of the Company's Healy 900 Series nozzle, which is part of the Company's Enhanced Vapor Recovery (“EVR”) Systems installed in California gasoline filling stations.  This part, a diaphragm, was the subject of a retrofit during the first half of 2008.  As the Company previously reported, in October 2008 CARB issued a Notice of Violation to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  The Company and CARB worked to resolve the diaphragm matter without court action, but were unable to reach agreement.

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

The Company believes that there is no reasonable basis for the amount of penalties claimed in the SMAQMD and SCAQMD suits.  The Company has answered the SMAQMD and SCAQMD complaints, as well as the CARB complaint, denying liability and asserting affirmative defenses. Discovery in all these cases has commenced and the consolidated CARB and SCAQMD cases are set for trial on May 7, 2012.

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

On July 31, 2009, Sta-Rite Industries, LLC and Pentair, Inc. filed an action against the Company in the U.S. District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products and seeking damages in excess of $10.0 million for each claimant.  The Company has denied liability, is defending the case vigorously, and has filed a counterclaim alleging Sta-Rite and Pentair's breach of the same Settlement Agreement.  Both the Company and Sta-Rite/Pentair filed Motions for Summary Judgment. The judge granted the Company's motion and dismissed Sta-Rite/Pentair's claims against it in September 2011. The judge also granted Sta-Rite/Pentair's motion for summary judgment and dismissed the Company's counterclaim. Sta-Rite/Pentair is appealing the dismissal of its claims.  The Company cannot predict the ultimate outcome of this litigation, and any settlement or adjudication of this matter, depending on the amount, could have a material effect on the Company's results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of December 31, 2011, are as follows:

Name	Age	Position Held	Period Holding Position
R. Scott Trumbull	63	Chairman of the Board of Directors and Chief Executive Officer	2003 - present
Gregg C. Sengstack	53	President and Chief Operating Officer	2011 - present
		Senior Vice President and President, Fueling and International Water Group	2005 - 2011
Robert J. Stone	47	Senior Vice President and President, Americas Water Systems Group	2007 - present
Daniel J. Crose	63	Vice President, Global Water Product Supply	2011 - present
		Vice President, Water Supply	2010 - 2011
		Vice President and Director, North American Operations	2003 - 2010
DeLancey W. Davis	46	Vice President and President, US/Canada Business Unit	2011 - present
		Vice President and President, US/Canada Commercial Business Unit	2010 - 2011
		Vice President and Director of Americas Water Systems	2008 - 2010
		Vice President and Director of Sales, Western Hemisphere Water Systems	2005 - 2008
John J. Haines	48	Vice President, Chief Financial Officer, and Secretary	2008 - present
		Managing Director and Chief Executive Officer, HSBC Auto Finance, a provider of consumer automobile financing	2004 - 2008
Thomas J. Strupp	58	Vice President, Global Human Resources	2010 - present
		Vice President, Franklin Electric and President, Consumer and Specialty Markets Business Unit	2009 - 2010
		Vice President, Franklin Electric and President, Water Transfer Systems	2008 - 2009
		Vice President, Chief Financial Officer, Secretary, and President Water Transfer Systems	2005 - 2008
Steven W. Aikman	52	Vice President, Global Water Systems Engineering	2010 - present
		Chief Engineer – Fuel Handling Products, Delphi Corporation, a global supplier for the automotive, computing, communications, energy, and consumer accessories markets	2003 - 2010

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of shareowners of record as of February 15, 2012 was 1,024. The Company's stock is traded on the NASDAQ Global Select Market under the symbol FELE.

Dividends paid and the price range per common share as quoted by the NASDAQ Global Select Market for 2011 and 2010 were as follows:

	Dividends per Share		Price per Share
	2011	2010	2011		2010
			Low	High	Low	High
1st Quarter	$.130	$.125	$38.62	$46.89	$24.93	$30.95
2nd Quarter	.135	.130	40.76	48.23	27.04	36.59
3rd Quarter	.135	.130	32.82	51.18	27.62	34.40
4th Quarter	.135	.130	34.10	52.18	32.43	41.79

Issuer Purchases of Equity Securities
The Company did not purchase, under the Company's stock repurchase program, any shares of its common stock during the three months ended December 31, 2011.

Stock Performance Graph
The following graph compares the Company's cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Palisades U.S. Water Index and the Russell 2000 Index.

Hypothetical $100 invested on December 29, 2006 in Franklin Electric common stock, Palisades U.S. Water Index, and Russell 2000 Index, assuming reinvestment of dividends.

	2006	2007	2008	2009	2010	2011
FELE	$100	$76	$56	$57	$78	$88
Palisades U.S. Water	100	120	83	96	108	96
Russell 2000	100	98	65	83	105	101

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements. The information set forth below is not necessarily indicative of future operations.

Five Year Financial Summary (a)

(In thousands, except per share amounts and ratios)	2011	2010	2009	2008	2007
	(b)	(c)	(d)	(e)	(f)
Operations:
Net sales	$821,077	$713,792	$625,991	$745,627	$602,025
Gross profit	272,305	230,197	183,555	226,623	173,027
Interest expense	10,502	9,692	9,548	10,968	8,147
Income tax expense	23,412	15,057	10,625	22,823	15,513
Net income attributable to Franklin Electric Co., Inc.	63,099	38,914	23,245	43,911	28,811
Depreciation and amortization	25,295	24,040	25,385	24,164	20,359
Capital expenditures	21,144	12,776	13,889	26,860	28,797
Balance sheet:
Working capital (g)	$276,386	$269,793	$237,149	$247,688	$230,470
Property, plant, and equipment, net	146,409	143,076	147,171	144,535	134,931
Total assets	829,530	788,559	726,997	705,497	673,877
Long-term debt	150,000	151,245	151,242	185,528	151,287
Shareowners’ equity	448,135	426,494	396,872	360,377	390,184
Other data:
Net income attributable to Franklin Electric Co., Inc., to sales	7.7%	5.5%	3.7%	5.9%	4.8%
Net income attributable to Franklin Electric Co., Inc., to average total assets	7.8%	5.1%	3.2%	6.4%	4.8%
Current ratio (h)	3.2	3.5	3.9	4.0	3.5
Number of common shares outstanding	23,339	23,257	23,128	23,018	23,091
Per share:
Market price range
High	$52.18	$41.79	$34.50	$54.55	$52.55
Low	$32.82	$24.93	$17.12	$23.76	$36.07
Net income attributable to Franklin Electric Co., Inc., per weighted average common share	$2.71	$1.68	$1.01	$1.91	$1.25
Net income attributable to Franklin Electric Co., Inc., per weighted average common share, assuming dilution	$2.65	$1.65	$1.00	$1.89	$1.23
Book value (i)	18.92	18.14	17.04	15.51	16.62
Dividends per common share	$0.54	$0.52	$0.50	$0.50	$0.47

(a)	Prior year presentation has been adjusted to comply with the retrospective application of the Company's inventory accounting principle change since its adoption on January 2, 2011.

(b)
Includes the results of operations of the Company's 80% owned subsidiary, Impo Motor Pompa Sanayi ve Ticaret A.S., since its acquisition in the second quarter of 2011, and 100% of the wholly owned subsidiary, Vertical S.p.A., since the Company's acquisition of the remaining 25% in the fourth quarter of 2011.

(c)	Includes the results of operations of the Company’s wholly owned subsidiary, PetroTechnik Limited, since its acquisition in the third quarter of 2010.

(d)	Includes the results of operations of the Company’s 75% owned subsidiary, Vertical S.p.A., since its acquisition in the first quarter of 2009.

(e)
Includes the results of operations of the Company’s wholly owned subsidiaries, Industrias Schneider SA and Western Pump LLC, since their acquisitions in the first and second quarter of 2008, respectively.

(f)
Includes the results of operations of the Company’s wholly owned subsidiaries, Pump Brands (Pty) Limited and the pump division of Monarch Industries Limited, since their acquisitions in the second and third quarter of 2007, respectively.

(g)	Working capital = Current assets minus current liabilities.

(h)	Current ratio = Current assets divided by current liabilities.

(i)	Book value = Shareowners’ equity divided by weighted average common shares, assuming full dilution.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company changed the accounting principle by which it values certain inventory from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method and has adjusted the prior year inventory balances to reflect the change.  As a result of the retrospective application of this change in accounting principle, certain financial statement line items in the Company's consolidated balance sheet as of January 1, 2011, and its consolidated statements of income and statements of cash flows for the years ended January 1, 2011 and January 2, 2010, were adjusted.

2011 vs. 2010

OVERVIEW

Sales and earnings in 2011 were up from last year.  The sales increase was related to the Company's acquisitions, as well as sales volume and price increases and the impact of foreign currency translation. The Company's consolidated gross profit was $272.3 million for 2011, an increase of $42.1 million or about 18 percent from 2010. The gross profit as a percent of net sales increased 100 basis points to 33.2 percent in 2011 from 32.2 percent in 2010. The gross profit margin improvement was due to leveraging fixed costs on higher sales and lower labor and burden cost, partially offset by higher material costs.

RESULTS OF OPERATIONS

Net Sales
Net sales in 2011 were $821.1 million, an increase of $107.3 million or 15 percent compared to 2010 sales of $713.8 million.  The incremental impact of sales from acquired businesses was $43.3 million or about 6 percent.  Sales revenue increased by $18.8 million or about 3 percent in 2011 due to foreign currency translation. The sales change in 2011, excluding acquisitions and foreign currency translation, was an increase of $45.2 million or about 6 percent.

(In millions)	2011	2010	2011 v 2010
	Net Sales
Water Systems	$654.1	$583.3	$70.8
Fueling Systems	167.0	130.5	36.5
Consolidated	$821.1	$713.8	$107.3

During the fourth quarter 2011, a long term submersible motor supply agreement with a major fueling equipment competitor expired and was not renewed. Over the past several years sales under this agreement have represented about 1 percent of the Company's consolidated sales and these sales have been reflected in the Water Systems segment.

Net Sales-Water Systems
Water Systems sales were $654.1 million in 2011, an increase of $70.8 million or 12 percent versus 2010. The incremental impact of sales from acquired businesses was $18.9 million or about 3 percent.  Foreign currency translation rate changes increased sales $17.8 million, or about 3 percent, compared to sales in 2010. The sales change in 2011, excluding acquisitions and foreign currency translation, was an increase of $34.1 million or about 6 percent.

Water Systems sales in the U.S. and Canada were 39 percent of consolidated sales and grew by 9 percent compared to 2010. Leading the Company's growth in the U.S. and Canada were sales of pumping systems for industrial and irrigation applications, which increased sales by about 28 percent during 2011. The combination of high crop prices, which have led to more discretionary capital for farmers, along with dry conditions in portions of the Southwest and Midwest, has resulted in strong demand for agricultural irrigation products. Sales of pumping systems for residential and light commercial and wastewater applications in the U.S. and Canada grew by about 8 percent compared to the prior year as the Company continued to gain share in this market. The 8 percent increase includes an increase in submersible motor sales under the supply agreement mentioned above.

Water Systems sales in EMENA, which is Europe, the Middle East, and North Africa, were 15 percent of consolidated sales and grew by 29 percent compared to the prior year. Acquisition related sales during 2011 were about $19 million. Excluding acquisitions, EMENA sales grew by about 10 percent during 2011. EMENA sales have been impacted by the political and financial uncertainty throughout the region.

Water Systems sales in Latin America were about 13 percent of consolidated sales for 2011 and grew by 14 percent compared to the prior year. Sales continued to be strong in Brazil, Mexico, Argentina and Chile with sales increases in these regions at about 16 percent.

Water Systems sales in the Asia Pacific region were 7 percent of consolidated sales and grew by 12 percent compared to the prior year. Sales in China continued to grow, increasing about 25 percent from the prior year. The year-on-year sales increased 19 percent in the Southeast Asian region. Australia, one of the largest regions, increased at a slower growth rate of 6 percent.

Water Systems sales in Southern Africa represented 6 percent of consolidated sales and declined by 7 percent compared to the prior year. Heavy rains and flooding in South Africa's farm belt and reduced large pump sales in African export markets resulted in lower agricultural and industrial pump and motor sales this year.

Net Sales-Fueling Systems
Fueling Systems sales were $167.0 million in 2011 and increased $36.5 million or about 28 percent from 2010. The incremental impact of sales from acquired businesses was $24.4 million or about 19 percent.  Foreign currency translation rate changes increased sales $1.0 million, or less than 1 percent, compared to sales in 2010. The sales change in 2011, excluding acquisitions and foreign currency translation, was an increase of $11.1 million or about 9 percent.

Fueling Systems achieved solid organic sales gains. Pumping systems sales grew by 15 percent during 2011 as station owners worldwide continue their conversion from suction to pressure pumping technology for dispensing gasoline. Pipe and containment sales grew by 16 percent, excluding the Petrotechnik acquisition, and by 70 percent including the acquisition.

Cost of Sales
Cost of sales as a percent of net sales for 2011 and 2010 was 66.8 percent and 67.8 percent, respectively. Correspondingly, the gross profit margin increased to 33.2 percent from 32.2 percent, a 100 basis point improvement. The gross profit margin improvement was due to leveraging fixed costs on higher sales, lower labor and burden costs, partially offset by higher material costs.  Direct materials as a percentage of sales increased by 150 basis points compared to last year.  The Company's consolidated gross profit was $272.3 million for 2011, up $42.1 million from 2010.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $177.3 million in 2011 and increased by $16.4 million or about 10 percent in 2011 compared to last year. During 2010, Fueling Systems incurred $4.3 million in SG&A expenses for various legal matters. Also in 2010, SG&A was reduced by a $1.2 million gain on the sale of land and building in South Africa. In 2011, increases in SG&A attributable to acquisitions were $8.3 million. Additional increases in SG&A costs during 2011 resulted from information technology ("IT") related expenditures for acquisition integrations, higher research, development, and engineering ("RD&E") expenses, and increased costs for marketing and selling-related expenses. There were also additional Fueling Systems legal matters expenses in 2011 of $0.7 million.

Restructuring Expenses
Restructuring expenses for 2011 were $1.6 million and reduced diluted earnings per share by approximately $0.05. Restructuring expenses in 2011 included $1.1 million in Phase III costs primarily related to the closing of the Siloam Springs facility and $0.5 million in costs related to Phase IV of the Global Manufacturing Realignment Program announced in the second quarter of 2011. Restructuring expenses in 2011 included asset write-down, severance cost and manufacturing equipment relocation costs.

In total, the Company had previously estimated the cost for Phase III to be between $10.0 million and $12.8 million. The Company actually incurred $12.9 million in Phase III expenses, from December 2008 through the third quarter of 2011.  Approximately $9.1 million of the $12.9 million was for non-cash items.

The Company has estimated the pretax charge for Phase IV to be between $2.6 million and $5.2 million, of which $1.2 million to $3.5 million is for closing the Oklahoma City manufacturing facility. The charges began in the second quarter of 2011 and will substantially end in the fourth quarter 2012 and include severance, pension curtailments, asset write-offs, and equipment relocation. The Company incurred $0.5 million in Phase IV, none of which was related to non-cash items.

Restructuring expenses in 2010 were $5.3 million and reduced diluted earnings per share by approximately $0.15. Restructuring expenses last year included asset write-down expenses, severance expenses, pension curtailment and manufacturing equipment relocation costs primarily related to the closing of the Siloam Springs facility.

Operating Income
Operating income was $93.4 million in 2011, up $29.4 million from $64.0 million in 2010.

(In millions)	2011	2010	2011 v 2010
		As Adjusted (Note 3)
	Operating income (loss)
Water Systems	$105.3	$84.0	$21.3
Fueling Systems	31.3	17.4	13.9
Other	(43.2)	(37.4)	(5.8)
Consolidated	$93.4	$64.0	$29.4

There were specific items in 2011 and 2010 that impacted operating income that were not operational in nature.  2011 included $1.6 million of restructuring charges and $0.7 million for certain legal matters. In 2010 there were three such items: a pre-tax expense of $5.3 million in restructuring charges; $4.3 million of expenses for certain legal matters; and a reduction in SG&A of $1.2 million in expenses from the gain on sale of land and building in South Africa.

The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of operating income after non-GAAP adjustments and percent operating income to net sales after non-GAAP adjustments to net sales (operating income margin after non-GAAP adjustments).  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the Full Year of 2011
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$105.3	$31.3	$(43.2)	$93.4
% Operating Income To Net Sales	16.1%	18.7%		11.4%

Non-GAAP Adjustments:
Restructuring	$1.5	$0.1	$—	$1.6
Legal matters	$—	$0.7	$—	$0.7
Gain on sale of land and building	$—	$—	$—	$—
Operating Income after Non-GAAP Adjustments	$106.8	$32.1	$(43.2)	$95.7
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	16.3%	19.2%		11.7%

	For the Full Year of 2010
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$84.0	$17.4	$(37.4)	$64.0
% Operating Income To Net Sales	14.4%	13.3%		9.0%

Non-GAAP Adjustments:
Restructuring	$5.3	$—	$—	$5.3
Legal matters	$—	$4.3	$—	$4.3
Gain on sale of land and building	$(1.2)	$—	$—	$(1.2)
Operating Income after Non-GAAP Adjustments	$88.1	$21.7	$(37.4)	$72.4
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	15.1%	16.6%		10.1%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $106.8 million in 2011, an increase of 21 percent versus 2010. The 2011 operating income margin after non-GAAP adjustments was 16.3 percent and increased by 120 basis points compared to 2010. This increased profitability was the result of operating leverage, increases in pricing, and productivity improvements.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $32.1 million in 2011 compared to $21.7 million after non-GAAP adjustments in 2010, an increase of 48 percent. The 2011 operating income margin after non-GAAP adjustments was 19.2 percent and increased by 260 basis points compared to the 16.6 percent of net sales in 2010.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due to IT expenses and higher RD&E spending.

Interest Expense
Interest expense for 2011 and 2010 was $10.5 million and $9.7 million, respectively.

Other Income or Expense
Other income or expense was a gain of $5.7 million in 2011 and a loss of $0.3 million in 2010.  Included in other income in 2011 was income from equity investments of $2.3 million and interest income of $2.6 million, primarily derived from the investment of cash balances in short-term securities. In conjunction with the Impo acquisition, the Company entered into a forward purchase contract for Turkish lira for a portion of the estimated acquisition price.  The contract was outstanding as of the end of the first quarter of 2011 and resulted in a pre-tax gain included in other income of approximately $0.6 million.

Included in other income/(expense) in 2010 was income from equity investments of $1.0 million and interest income of $1.5 million, primarily derived from the investment of cash balances in short-term securities. Other income or expense in 2010 also included the reversal of indemnification receivables related to contingent tax liabilities for $2.9 million related to an acquisition in a prior year.  The adjustment for the reversal of the uncertain tax position did not have an impact on net income.  The uncertain tax position was originally recorded as a receivable from the sellers pursuant to the terms of the purchase agreement.  The receivable and the tax liability related to the uncertain tax position were reversed in 2010 as the statutory limit for audit of the tax return expired.  Excluding the reversal of the uncertain tax position, “other income or expense” in 2010 would have been about $2.6 million income.

Foreign Exchange
Foreign currency-based transactions produced a loss for 2011 of $1.4 million, primarily due to the Turkish lira.  Foreign currency-based transactions produced a gain in 2010 of $1.0 million, primarily due to the Canadian dollar and South African rand.

Income Taxes
The provision for income taxes in 2011 and 2010 was $23.4 million and $15.1 million, respectively. The tax rate for 2011 was 26.9 percent, however, excluding the impact of discrete events the tax rate was 27.2 percent.  The projected tax rate will continue to be lower than the statutory rate primarily due to the indefinite reinvestment of foreign earnings taxed at rates below the U.S. statutory rate as well as recognition of foreign tax credits.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit. The tax rate for 2010 was 27.4 percent, however, excluding the impact of discrete events the tax rate was 30.2 percent.

Net Income
Net income for 2011 was $63.7 million compared to 2010 net income of $39.9 million.  Net income attributable to Franklin Electric Co., Inc. for 2011 was $63.1 million, or $2.65 per diluted share, compared to 2010 net income attributable to Franklin Electric Co., Inc. of $38.9 million or $1.65 per diluted share.

2010 vs. 2009

OVERVIEW

Sales and earnings for 2010 were up from 2009. 2010 sales increased 14 percent compared to 2009 sales and 2010 diluted earnings per share increased 65 percent. Earnings for the year increased primarily due to the increased revenue and leveraging of fixed manufacturing costs on the higher sales. The Company generated $94.6 million in cash from operations during 2010 compared to $112.6 million in 2009 and ended 2010 with about $140 million of cash and equivalents compared to about $87 million at year-end 2009. Inventory was $140.2 million at year end 2010, $8.5 million or 6 percent less than at year end 2009. In September of 2010, Franklin Fueling Systems acquired all of the outstanding stock of PetroTechnik Limited for about $12.9 million. The Company purchased approximately $6.9 million, or about 226 thousand shares, of Company stock pursuant to its authorized stock repurchase program during 2010. The Company had no outstanding balance on its revolving debt agreement at year-end 2010 or 2009.

RESULTS OF OPERATIONS

Net Sales

(In millions)	2010	2009	2010 v 2009
	Net Sales
Water Systems	$583.3	$504.8	$78.5
Fueling Systems	130.5	121.2	9.3
Consolidated	$713.8	$626.0	$87.8

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

Net Sales-Water Systems
Water Systems sales worldwide were $583.3 million, up $78.5 million or about 16 percent for 2010 compared to 2009. Water Systems revenues represent about 80 percent of the Company's total sales. All of the Water Systems sales growth was organic. Changes in selling price increased net sales by $13.0 million or about 2.5 percent. Sales revenue increased by $12.2 million or about 2 percent in 2010 due to foreign currency translation.

Water Systems sales in the U.S. and Canada represent about half of global Water Systems sales and grew by 17 percent in 2010 versus 2009. In the U.S. and Canada, sales of groundwater pumping systems for residential applications increased by about 22 percent as a result of market share gains. Sales of large groundwater pumping systems for industrial and agricultural applications in the U.S. and Canadian market grew by about 15 percent during the year, and appear to be primarily from farm spending despite relatively wet weather in several important agricultural regions of the U.S. Internationally, Water Systems sales in the developing markets of Latin America, Asia Pacific and Southern Africa, represented about 33 percent of total Water Systems sales and increased by 23 percent in 2010 versus 2009. Sales in Europe, Middle East and North Africa grew by about 5 percent.

In response to rising commodity costs (e.g., aluminum, copper and steel), the Company implemented market price increases for all of the Water Systems businesses globally. The price increases did not apply to all sales and varied by market and product but generally averaged between 3 and 5 percent.

Net Sales-Fueling Systems
Fueling Systems sales worldwide were $130.5 million, an increase of $9.3 million or about 8 percent for 2010 compared to 2009. Fueling Systems revenues represent about 20 percent of the Company's total revenues. Sales from businesses acquired during 2010 were $11.3 million or 9 percent of total sales. Excluding the acquisition, 2010 sales were $119.2 million a decline of about 2 percent. Changes in selling price increased net sales by $2.4 million or about 2 percent. Sales revenue decreased by $0.5 million in 2010 due to foreign currency translation.

Fueling Systems sales in the U.S. and Canada fell by about $11 million. The decline was caused entirely by reduced sales of the Company's vapor recovery products in the State of California, a reduction of 61 percent compared to the prior year or about $16 million in sales revenue in 2010 compared to the prior year. 2010 Fueling Systems sales in the U.S and Canada outside of California grew by about 9 percent. The first quarter 2010 was the last quarter which included significant sales in California to meet that state's regulatory mandates. Fueling Systems sales in international markets increased by about 30 percent during 2010 primarily due to continued demand for vapor control systems in China. Fueling Systems implemented price increases for a portion of its global products averaging approximately 5 percent to offset raw material costs inflation.

Cost of Sales
Cost of sales as a percent of net sales for 2010 and 2009 was 67.8 percent and 70.7 percent, respectively. Correspondingly, the gross profit margin was 32.2 percent for 2010 compared to 29.3 percent for 2009. The Company's gross profit was $230.2 million, an increase of $46.6 million from the $183.6 million in 2009. The gross profit margin improvement was primarily due to leveraging fixed costs on lower fixed cost spending and higher sales. The second largest improvement in gross profit was a result of reduced direct labor and burden costs due to the consolidation of portions of North American manufacturing into the factory complex in Linares, Mexico. The benefit from earnings attributable to acquisitions was about $3.2 million.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (“SG&A”) expenses increased by $27.2 million or about 20 percent in 2010 compared to 2009. The Petrotechnik acquisition added $3.1 million of SG&A expenses to the Fueling Systems segment in 2010. SG&A expense as a percent of net sales for 2010 and 2009 was 22.5 percent and 21.3 percent, respectively. The increase in SG&A expenses was primarily a result of higher sales commissions and expenses related to performance-based compensation of $12.7 million. Other increases in SG&A included $7.4 million for various legal matters primarily recognized in the Fueling Systems segment. During the second quarter 2010, Fueling Systems incurred $3.8 million in SG&A expenses for various legal matters. Fueling Systems incurred an additional $1.4 million of SG&A expense principally for legal fees related to these matters. The expenses result from an agreement with a key competitor to settle numerous patent, licensing and fair trade disputes; claims by both the California Air Resources Board and individual air districts in that state relating to components of Fueling Systems' Vapor Recovery Systems products, and other claims involving litigation with James Healy, who sold Healy Systems to the Company in 2006, regarding payments from an escrow fund and earn-out fees under the purchase agreement. Certain of the amounts incurred in these matters, which are subject to indemnification provisions in the Healy purchase agreement, were not expensed and were also at issue in the Healy litigation. During the fourth quarter 2010, the ongoing litigation between Fueling Systems and James Healy was adjudicated in Federal court and as a result Fueling Systems incurred charges of $0.5 million in SG&A expenses. The Healy litigation was fully resolved by agreement of the parties in 2011. Additionally, research, development and engineering expenditures increased in 2010 by $0.8 million.

Restructuring Expenses
There were $5.3 million of restructuring expenses in 2010 compared to $6.2 million in 2009. Restructuring expenses include asset impairments, severance expenses, pension charges and manufacturing equipment relocation costs.  The majority of these expenses were related to the previously announced Phase III of the Company's Global Manufacturing Realignment Program which primarily related to the consolidation of the Siloam Springs, Arkansas facility with the Linares, Mexico operation. In 2010, there were additional restructuring expenses of about $1.9 million that were related to acquisitions and other restructuring consistent with the goals of the Company's Global Manufacturing Realignment Program.

As of the end of 2010, Phase III was considered complete.  In total, the Company had previously estimated the cost for Phase III to be between $10.0 million and $12.8 million. The Company actually incurred $11.8 million in Phase III expenses, from December 2008 through the third quarter of 2010.  Approximately $8.2 million of the $11.8 million was for non-cash items.

Operating Income
Operating income was $64.0 million in 2010, up $20.3 million or 46 percent from 2009 operating income of $43.7 million.

(In millions)	2010	2009	2010 v 2009
	As Adjusted (Note 3)	As Adjusted (Note 3)
	Operating income (loss)
Water Systems	$84.0	$55.9	$28.1
Fueling Systems	17.4	20.9	(3.5)
Other	(37.4)	(33.1)	(4.3)
Consolidated	$64.0	$43.7	$20.3

Operating Income-Water Systems
Water Systems operating income was $84.0 million for 2010, up $28.1 million or about 50 percent versus 2009. Operating margins were up 30 percent at 14.4 percent of sales in 2010 versus 11.1 percent in 2009. Operating margins improved primarily as a result of higher sales volume.

Operating Income-Fueling Systems
Fueling Systems operating income was $17.4 million, a decrease of $3.5 million or about 17 percent versus 2009. Operating margins were 13.3 percent of sales versus 17.2 percent in 2009. Fueling Systems operating income declined primarily as a result of higher legal expenses.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expense increases were primarily due to higher performance based compensation expenses.

Interest Expense
Interest expense for 2010 and 2009 was $9.7 million and $9.5 million, respectively. Interest expense on outstanding debt in 2010 was lower, due primarily to decreases in debt, and was offset by $0.7 million of interest settlements awarded by the court in the Healy matter described above.

Other Income or Expense
Other income or expense for 2010 was a loss of $0.3 million and was not significant for 2009. Included in other income/ (expense) for 2010 and 2009 was interest income of $1.5 million and $1.1 million, respectively, primarily derived from the investment of cash balances in short-term U.S. treasury and agency securities. Also, included in other income in 2010 and 2009 was income from equity investments of $1.0 million and $0.1 million, respectively. In 2010 and 2009, other expenses included the reversal of indemnification receivables related to contingent tax liabilities for $2.9 million and $1.5 million, respectively.

Foreign Exchange
Foreign currency-based transactions for 2010 and 2009 were gains of $1.0 million and $0.5 million, respectively. The gains in 2010 were primarily due to foreign currency translation gains in the Canadian dollar and South African rand to the U.S. dollar.

Income Taxes
The provision for income taxes in 2010 and 2009 was $15.1 million and $10.6 million, respectively. The effective tax rates for 2010 and 2009 were 27.4 and 30.7 percent, respectively. The effective tax rate differs from the United States statutory rate of 35 percent, generally due to foreign income exclusion and due to the effects of state and foreign income taxes, net of federal tax benefits. The Company recorded adjustments in 2010 for uncertain tax positions relating to acquisitions occurring prior to 2010 for which indemnification was provided for in the respective purchase agreements and the reversal of the indemnification asset was recorded in “Other income/(expense)” in the Company's statements of income, a benefit of $2.9 million; and adjustments to the state deferred tax rates due to domestic restructuring, a benefit of $1.6 million. The Company further recorded a valuation allowance of $3.4 million against certain state deferred tax assets as restructuring both domestically and internationally has reduced taxable earnings in the U.S. and the realization of the deferred tax assets cannot be projected with a reasonable amount of certainty. The full year 2010 effective tax rate from operations was about 29.2 percent, higher than the actual tax rate of 27.4 percent, excluding the impact of the reversal of uncertain tax positions, adjustments for domestic state taxes, and other non-operational tax adjustments during 2010.

Net Income
Net income for 2010 was $39.9 million compared to 2009 net income of $24.0 million. Net income attributable to Franklin Electric Co., Inc. for 2010 was $38.9 million, or $1.65 per diluted share, compared to 2009 net income attributable to Franklin Electric Co., Inc. of $23.2 million or $1.00 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of liquidity are cash on hand, cash flows from operations and funds available under its committed, unsecured, revolving credit agreement maturing on December 14, 2016 (the “Agreement”) in the amount of $150.0 million, and its amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with $150.0 million of notes issued thereunder beginning to mature in 2015. The Company recently renewed the Agreement with an increased borrowing capacity and also an increased allowable leverage ratio, but with otherwise similar terms and conditions that reflected market conditions at the time of renewal. To achieve consistency with the increased allowable leverage ratio under the renewed Agreement, the Company simultaneously amended the comparable provision of the Prudential Agreement. The Company has no scheduled principal payments under the Prudential Agreement until 2015 at which time it amortizes for 5 years at an amount of $30.0 million per year. As of December 31, 2011, the Company had $147.0 million borrowing capacity under the Agreement as $3.0 million in letters of credit were outstanding, and $50.0 million borrowing capacity under the Prudential Agreement.

The Agreement contains customary affirmative and negative covenants. The affirmative covenants include financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The affirmative covenants also include financial covenants with a maximum leverage ratio of 3.50 to 1.00 and an interest coverage ratio equal to or greater than 3.00 to 1.00. The negative covenants include limitations on loans or advances, investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. As of December 31, 2011, the Company was in compliance with all covenants.

Recent volatility in the financial and credit markets has generally not adversely impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

The Company has announced preliminary plans to construct a new Global Corporate Headquarters and Engineering Center of Excellence on property it has acquired in the Fort Wayne, Indiana, metropolitan area.  The approximately 110,000 square foot building is expected to be completed by mid-2013.  Preliminary estimates for the land acquisition and improvement and building construction costs, without giving effect to any economic development incentives, are in the range of approximately $32.0 to $36.0 million.

Regarding liquidity, at December 31, 2011, the Company had $153.3 million of cash on hand at various locations worldwide. Approximately half of the cash on hand was in the U.S. and readily accessible. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Cash investments worldwide are invested according to a written policy and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority. Also, historically the Company has generally sourced inputs and sold outputs both in the local currency of operations on a country by country basis, thereby insulating local cash balances from currency volatility.

Net cash flows from operating activities were $99.9 million for 2011 compared to $94.6 million in 2010 and $112.6 million in 2009. Net income was up significantly over 2010 primarily due to the sales increase. Cash provided in 2010 was primarily a result of emphasis on reducing inventories, offset by higher accounts receivable due to increased sales. The operating cash flow in 2009 was primarily a result of lower accounts receivable, due to lower sales and the timing of customer payments, reduced inventories, as management focused on reducing inventory levels due to economic and business conditions including the reduced year over year sales, and the timing of tax payments in 2009.  Income taxes were a source of cash in 2009 as tax payments were decreased in 2009, consistent with estimated payment requirements. Operationally, the Company generally experiences a higher working capital investment in the second and third quarter of each year as a result of stronger seasonal activity in the building, agricultural, and other industries in the northern hemisphere. To the extent the Company potentially grows further in the southern hemisphere, this historical pattern may moderate.

Net cash used in investing activities was $65.8 million for 2011 compared to $24.2 million in 2010 and $28.7 million in 2009. The primary increases in investing activities were related to acquisitions and capital spending. During 2011 the Company purchased an 80 percent interest in Impo for $25.1 million, net of cash acquired. The acquisition was funded with cash on hand. The Company also purchased the remaining outstanding 25 percent interest of Vertical S.p.A. for $7.1 million cash paid. Additionally, $21.8 million was spent on property, plant and equipment including the purchase of land for the new Global Corporate Headquarters and Engineering Center of Excellence and a new communications system. During 2010 the Company acquired PetroTechnik Limited for $11.8 million, net of cash acquired. The acquisition was funded with cash on hand. Additionally, $13.7 million was used for property, plant and equipment additions in 2010. During 2009 the Company acquired 75 percent of Vertical S.p.A. for $16.8 million, net of acquired cash. The acquisition was funded with cash on hand. Additionally, $12.0 million was used for property, plant and equipment additions in 2009. In recent history, capital expenditures have been approximately $15.0 to $25.0 million per annum. The Company expects 2012 and 2013 amounts to be elevated primarily due to the Global Corporate Headquarters and Engineering Center of Excellence project. The Company has available to it an attractive source of project related financing that it may choose to use to partially finance this project. Regarding rationale and strategy for potential future acquisitions that impact cash from investing, generally speaking the Company reviews opportunities with an emphasis on increasing global distribution and also with an emphasis on complementary product lines that can be effectively marketed through existing global distribution.

Net cash used in financing activities was $15.5 million in 2011 compared to $14.5 million in 2010 and $47.3 million in 2009. During 2011 the Company completed the repurchase of approximately 250,000 shares of the Company's common stock for $10.6 million pursuant to the Company's stock repurchase program. Dividends in the amount of $12.9 million were paid to shareholders, of which $0.4 million were paid to minority shareholders. During 2010 the Company completed the purchase of approximately 226,500 shares of the Company's common stock for $6.9 million. Dividends in the amount of $12.3 million were paid to shareholders. In 2009, the cash used in financing activities was primarily related to debt repayments, net of debt proceeds, and dividends of $11.9 million paid to shareholders. At least annually the dividend policy is reviewed, and the Company attempts to purchase shares annually to offset dilution of equity awards, but market conditions may prompt a perceived more efficient alternate use of cash. The Company in recent history has not looked to the public capital markets for financing, and under current circumstances the Company does not foresee a need to do so in the near future.

Effective for 2012, the Company redesigned certain retirement plan offerings. The redesign was completed in order to increase standardization of retirement plans among U.S. salaried employees and to reduce the expected cash funding volatility of retirement plans, while at the same time keeping in place a competitive retirement plan offering to attract and retain talent. The Company achieved this by freezing both the Basic Pension Plan and the Cash Balance Plan as of January 1, 2012, with the exception of a certain limited number of Basic Pension Plan participants who will still accrue benefits over a limited sunset period. Also effective January 1, 2012, the Cash Balance Plan was closed (the Basic Pension Plan was previously closed). As of January 1, 2012, the Company instituted a new service-based contribution, supplemental to the existing Company match for employees, into the defined contribution retirement plan offering.

AGGREGATE CONTRACTUAL OBLIGATIONS
The majority of the Company’s contractual obligations to third parties relate to debt obligations. In addition, the Company has certain contractual obligations for future lease payments, contingency payments, and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Debt	$163.7	$13.7	$—	$60.0	$90.0
Debt interest	48.5	9.4	17.4	13.9	7.8
Capital leases	0.3	0.3	—	—	—
Operating leases	19.1	7.3	7.6	2.0	2.2
Contingent consideration	5.0	—	5.0	—	—
Purchase obligations	23.6	22.3	1.3	—	—
	$260.2	$53.0	$31.3	$75.9	$100.0

The calculated interest was based on the fixed rate of 5.79 percent for the Company’s $150.0 million long-term insurance company debt, six month Euro Interbank Offered Rate (“Euribor”) plus one percent paid on subsidiary debt of €0.2 million, $0.2 million at then current exchange rates, maturing in 2012, and $13.5 million of subsidiary debt with interest rates ranging from 3% to 6% with maturity dates ending in 2012.

The Impo Motor Pompa Sanayi ve Ticaret A.S. stock purchase agreement provided for additional contingent payments resulting from an earn-out provision if certain performance criteria are achieved in any year from 2011 to 2013.

Purchase obligations include commitments primarily for the purchase of machinery and equipment, and building expansions.

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in future payments of $7.9 million in 2012.  The Company also has unrecognized tax benefits, none of which are included in the table above.  The unrecognized tax benefits of approximately $5.6 million have been recorded as liabilities and the Company is uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $0.5 million.

ACCOUNTING PRONOUNCEMENTS
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-12 Comprehensive Income. The new guidance indefinitely defers certain provisions of ASU 2011-5 Statement of Comprehensive Income that required companies to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and the statement in which other comprehensive income is presented. The deferral does not change the primary provisions of ASU 2011-5, as described below. ASU 2011-12 shares the same effective dates as ASU 2011-5 and will impact the financial statement presentation of the Company in the first quarter 2012. As the ASU addresses only disclosure requirements, adoption of ASU 2011-12 is not expected to impact the Company's financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-8 Testing Goodwill for Impairment. The new guidance gives companies the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If the results of the qualitative assessment conclude that the fair value of the reporting unit is more likely than not less than the applicable carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be required. ASU 2011-8 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. As the ASU addresses only the assessment of impairment, adoption of ASU 2011-8 is not expected to impact the Company's financial position, results of operations or cash flows.

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

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  Management evaluates its estimates on an on-going basis.  Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There were no material changes to estimates in 2011.

The Company’s critical accounting estimates are identified below:

Allowance for Uncollectible Accounts
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

Inventory Valuation
The Company uses certain estimates and judgments to value inventory. Inventory is recorded at the lower of cost or market. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage, management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess or obsolete parts, carrying values are adjusted.  The carrying value is reduced regularly to reflect the age and current anticipated product demand. If actual demand differs from the estimates, additional reductions would be necessary in the period such determination is made.  Excess and obsolete inventory is periodically disposed of through sale to third parties, scrapping, or other means.

Business Combinations
The Company follows the guidance under FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. The acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.  The Company shall report in its financial statements provisional amounts for the items for which accounting is incomplete.  Goodwill is adjusted for any changes to provisional amounts made within the measurement period.  The Company utilizes management estimates and an independent third-party valuation firm to assist in determining the fair values of assets acquired and liabilities assumed.  Such estimates and valuations require the Company to make significant assumptions, including projections of future events and operating performance.  The Company has not made any material changes to the method of valuing fair values of assets acquired and liabilities assumed during the last three years.

Redeemable Noncontrolling Interest
The Company held two redeemable noncontrolling interests during 2011. The noncontrolling interests were recorded at fair value as of the respective acquisition dates. The noncontrolling interest holders have the option to require the Company to redeem their ownership interests in the future with cash. The redemption value will be derived using a specified formula based on an earnings multiple adjusted by the net debt position, subject to a redemption floor value at the time of redemption. Impairment assessments are performed on a quarterly basis. The Company made redemption value adjustments of $0.2 million in 2011. As a result, an adjustment to the earnings per share computation was necessary. Redemption value adjustments were not considered material in 2010.

Trade Names and Goodwill
According to FASB ASC Topic 350, Intangibles – Goodwill and Other, intangible assets with indefinite lives must be tested for impairment at least annually or more frequently as warranted by triggering events that indicate potential impairment.  The Company uses a variety of methodologies in conducting impairment assessments including income approaches that utilize discounted cash flow models, which the Company believes are consistent with hypothetical market data.  For indefinite-lived assets apart from goodwill, primarily trade names for the Company, if the fair value is less than the carrying amount, an impairment charge is recognized in an amount equal to that excess.  The Company has not made any material changes to the method of evaluating impairments during the last three years.  Based on current knowledge, the Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment.

In compliance with FASB ASC Topic 350, goodwill is not amortized. Goodwill is tested at the reporting unit level for impairment annually or more frequently as warranted by triggering events that indicate potential impairment.  Reporting units are operating segments or one level below, known as components, which can be aggregated for testing purposes.  The Company’s goodwill is allocated to the Americas Water Systems Group, International Water, and Fueling Systems units.  As the Company’s business model evolves management will continue to evaluate its reporting units and review the aggregation criteria.

In assessing the recoverability of goodwill, the Company determines the fair value of its reporting units by utilizing a combination of both the market value and income approaches. The market value approach compares the reporting units' current and projected financial results to entities of similar size and industry to determine the market value of the reporting unit. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends, as well as the effects of demand and competition. The Company may be required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units is below their associated carrying values. Goodwill included on the balance sheet as of the fiscal year ended 2011 was $168.8 million.

During the fourth quarter of 2011, the Company completed its annual impairment test of indefinite lived trade names and goodwill and determined the fair value of all reporting units were substantially in excess of the respective reporting unit’s carrying value.  Significant judgment is required to determine if an indication of impairment has taken place.  Factors to be considered include the following: adverse changes in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable declines in market data such as market capitalization.  A 10 percent decrease in the fair value estimates used in the impairment test would not have changed this determination.  The sensitivity analysis required the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.  Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in changes to the aggregation assumptions and impairment determination.

Income Taxes
Under the requirements of FASB ASC Topic 740, Income Taxes, the Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company analyzes the deferred tax assets and liabilities for their future realization based on the estimated existence of sufficient taxable income.  This analysis considers the following sources of taxable income: prior year taxable income, future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and tax planning strategies that would generate taxable income in the relevant period.  If sufficient taxable income is not projected then the Company will record a valuation allowance against the relevant deferred tax assets.  The Company operates in multiple tax jurisdictions with different tax rates, and determines the allocation of income to each of these jurisdictions based upon various estimates and assumptions. In the normal course of business the Company will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Although the Company has recorded all probable income tax uncertainties in accordance with FASB ASC Topic 740, these accruals represent estimates that are subject to the inherent uncertainties associated with the tax audit process, and therefore include uncertainties.  Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to deferred tax assets and liabilities. The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.

The Company has not made any material changes to the method of developing the income tax provision during the last three years.  Based on current knowledge, the Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to develop the income tax provision.

Pension and Employee Benefit Obligations
With the assistance of the Company’s actuaries, the discount rates used to determine pension and post-retirement plan liabilities are calculated using a yield-curve approach. The yield-curve approach discounts each expected cash flow of the liability stream at an interest rate based on high quality corporate bonds. The present value of the discounted cash flows is summed and an equivalent weighted-average discount rate is calculated. Market conditions have caused the discount rate to move from 5.25 percent last year to 4.75 percent this year for pension plans and from 5.00 percent last year to 4.50 percent this year for postretirement health and life insurance. A change in the discount rate selected by the Company of 25 basis points would result in no change to employee benefit expense and a change of about $4.4 million of liability. The Company consults with actuaries and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long-term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company has assumed an expected long-term rate of return on plan assets of 8.00 percent as of year-end 2011. This is the result of stochastic modeling showing the 50th percentile median return at least at or above 8.00 percent.  A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.3 million of employee benefit expense.

Share-Based Compensation
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

FACTORS THAT MAY AFFECT FUTURE RESULTS
This annual report on Form 10-K contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”  While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in Item 1A and Exhibit 99.1 of this Form 10-K.  Any forward-looking statements included in this Form 10-K are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the currency which the Company is billed for production inputs, prompt settlement of third party and inter-company balances, limited use of foreign currency denominated debt, and maintaining minimal foreign currency denominated cash balances.

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Agreement”), where interest rates are tied to the prime rate or London Interbank Offered Rates (LIBOR). The Company had zero borrowings for the year 2011 under the Agreement.  The Company also has exposure to changes in interest rates in the form of the fair value of outstanding fixed rate debt fluctuating in response to changing interest rates. The Company does not, as a matter of policy, enter into derivative contracts for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	2011	2010	2009
		As Adjusted (Note 3)	As Adjusted (Note 3)
Net sales	$821,077	$713,792	$625,991
Cost of sales	548,772	483,595	442,436
Gross profit	272,305	230,197	183,555
Selling, general, and administrative expenses	177,320	160,864	133,629
Restructuring expense	1,587	5,334	6,195
Operating income	93,398	63,999	43,731
Interest expense	(10,502)	(9,692)	(9,548)
Other income/(expense)	5,661	(299)	(26)
Foreign exchange income/(expense)	(1,422)	967	451
Income before income taxes	87,135	54,975	34,608
Income taxes	23,412	15,057	10,625
Net income	$63,723	$39,918	$23,983
Less: Net income attributable to noncontrolling interests	(624)	(1,004)	(738)
Net income attributable to Franklin Electric Co., Inc.	$63,099	$38,914	$23,245
Income per share:
Basic	$2.71	$1.68	$1.01
Diluted	$2.65	$1.65	$1.00
Dividends per common share	$0.54	$0.52	$0.50

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	2011	2010
		As Adjusted (Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$153,337	$140,070
Receivables, less allowances of $2,964 and $2,340, respectively	78,435	70,829
Inventories:
Raw material	49,615	51,468
Work-in-process	16,047	12,461
Finished goods	76,031	76,303
	141,693	140,232
Deferred income taxes	11,853	13,182
Other current assets	15,165	14,787
Total current assets	400,483	379,100

Property, plant and equipment, at cost:
Land and buildings	85,623	84,724
Machinery and equipment	186,525	181,291
Furniture and fixtures	24,332	20,924
Other	13,059	6,323
	309,539	293,262
Less: Allowance for depreciation	(163,130)	(150,186)
	146,409	143,076
Asset held for sale	1,300	2,325
Intangible assets	94,538	89,011
Goodwill	168,846	165,193
Other assets	17,954	9,854
Total assets	$829,530	$788,559

	2011	2010
		As Adjusted (Note 3)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$45,481	$39,084
Accrued expenses	58,692	64,714
Income taxes	5,946	4,268
Current maturities of long-term debt and short-term borrowings	13,978	1,241
Total current liabilities	124,097	109,307
Long-term debt	150,000	151,245
Deferred income taxes	15,348	17,887
Employee benefit plans	68,746	65,967
Other long-term liabilities	15,494	8,313

Commitments and contingencies (see Note 17)	—	—

Redeemable noncontrolling interest	5,407	7,291

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (23,339 and 23,257, respectively)	2,333	2,326
Additional capital	144,609	129,705
Retained earnings	350,457	313,905
Accumulated other comprehensive loss	(49,264)	(19,442)
Total shareowners' equity	448,135	426,494
Noncontrolling interest	2,303	2,055
Total equity	450,438	428,549
Total liabilities and equity	$829,530	$788,559

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	2011	2010	2009
		As Adjusted (Note 3)	As Adjusted (Note 3)
Cash flows from operating activities:
Net income	$63,723	$39,918	$23,983
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	25,295	24,040	25,385
Share-based compensation	3,970	4,273	4,976
Deferred income taxes	3,867	9,699	(1,543)
(Gain)/loss on disposals of plant and equipment	2,781	(1,632)	3,283
Asset impairment	200	2,420	—
Foreign exchange expense	1,422	967	—
Excess tax from share-based payment arrangements	(2,495)	(1,321)	(144)
Changes in assets and liabilities:
Receivables	(926)	(3,588)	15,968
Inventory	3,923	13,519	48,168
Accounts payable and accrued expenses	6,827	21,373	(6,798)
Income taxes	3,309	(2,923)	7,872
Employee benefit plans	(10,769)	(6,745)	(1,604)
Other	(1,206)	(5,385)	(6,961)
Net cash flows from operating activities	99,921	94,615	112,585
Cash flows from investing activities:
Additions to property, plant, and equipment	(21,846)	(13,709)	(12,039)
Proceeds from sale of property, plant, and equipment	324	1,769	73
Additions to intangibles	(1,216)	(439)	(5)
Cash paid for acquisitions, net of cash acquired	(25,143)	(11,785)	(16,767)
Purchase of remaining redeemable noncontrolling shares	(7,056)	—	—
Additional consideration for prior acquisition	(7,765)	—	—
Loan to customer	(3,318)	—	—
Proceeds from loan to customer	265	—	—
Net cash flows from investing activities	(65,755)	(24,164)	(28,738)
Cash flows from financing activities:
Proceeds from issuance of debt	19,841	—	28,000
Repayment of debt	(19,917)	(1,218)	(64,212)
Proceeds from issuance of common stock	8,910	5,015	666
Excess tax from share-based payment arrangements	2,495	1,321	144
Purchases of common stock	(13,910)	(7,242)	—
Dividends paid	(12,890)	(12,334)	(11,890)
Net cash flows from financing activities	(15,471)	(14,458)	(47,292)
Effect of exchange rate changes on cash	(5,428)	(2,798)	3,386
Net change in cash and equivalents	13,267	53,195	39,941
Cash and equivalents at beginning of period	140,070	86,875	46,934
Cash and equivalents at end of period	$153,337	$140,070	$86,875

Cash paid for income taxes	$13,841		$13,901	$15,657
Cash paid for interest	$10,504		$9,693	$9,522

Non-cash items:
Payable to seller of Impo Motor Pompa Sanayi ve Ticaret A.S.	$5,038		$—	$—
Payable to seller of Vertical S.p.A.	$370		$—	$—
Payable to seller of Healy Systems, Inc.	$—		$970	$1,585
Payable to seller of Western Pump LLC	$—	—	$—	$118
Additions to property, plant, and equipment, not yet paid	$187		$889	$1,822
Stock option exercises, forfeitures, or stock retirements	$—		$—	$291

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME/(LOSS)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Balance as of year end 2008	23,018	$2,302	$113,397	$282,714	$(38,036)		$1,170	$—
Net income				23,245		$23,245	521	217
Currency translation adjustment					23,797	23,797	696	545
Minimum pension liability adjustment, net of tax $2,800					(4,501)	(4,501)
Comprehensive income						$42,541
Dividends on common stock				(11,540)
Noncontrolling dividend							(350)
Common stock issued	36	3	625
Share-based compensation	88	9	4,967
Common stock repurchased or received for stock options exercised	(14)	(1)		(253)
Adjustment to acquired fair value								6,631
Tax benefit of stock options exercised			144
Balance as of year end 2009	23,128	$2,313	$119,133	$294,166	$(18,740)		$2,037	$7,393
Net income				38,914		$38,914	565	439
Currency translation adjustment					720	720	(170)	(541)
Minimum pension liability adjustment, net of tax $700					(1,422)	(1,422)
Comprehensive income						$38,212
Dividends on common stock				(11,957)
Noncontrolling dividend							(377)
Common stock issued	271	28	4,987
Share-based compensation	97	9	4,264
Common stock repurchased or received for stock options exercised	(239)	(24)		(7,218)
Adjustment to acquired fair value
Tax benefit of stock options exercised			1,321
Balance as of year end 2010	23,257	$2,326	$129,705	$313,905	$(19,442)		$2,055	$7,291

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Net income				63,099		$63,099	474	150
Currency translation adjustment					(21,391)	(21,391)	223	(1,128)
Minimum pension liability adjustment, net of tax $5,500					(8,734)	(8,734)
Comprehensive income						$32,974
Dividends on common stock				(12,441)
Noncontrolling dividend							(449)
Common stock issued	353	34	8,875
Share-based compensation	52	5	3,965
Common stock repurchased or received for stock options exercised	(323)	(32)		(13,878)
Purchase of remaining redeemable noncontrolling interest					303			(7,655)
Adjustment to Vertical redemption value				(228)				228
Adjustment to acquired fair value								6,521
Tax benefit of stock options exercised			2,064
Balance as of year end 2011	23,339	$2,333	$144,609	$350,457	$(49,264)		$2,303	$5,407

Prior year presentation has been adjusted to comply with the retrospective application of a change in accounting principle for inventory (see Note 3).

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--The Company's fiscal year ends on the Saturday nearest December 31. The financial statements and accompanying notes are as of and for the years ended December 31, 2011 (52 weeks), January 1, 2011 (52 weeks), and January 2, 2010 (52 weeks), and referred to as 2011, 2010, and 2009, respectively.

Principles of Consolidation--The consolidated financial statements include the accounts of Franklin Electric Co., Inc. and its consolidated subsidiaries.  All intercompany transactions have been eliminated.

Business Combinations--The Company allocates the purchase price of its acquisitions to the assets acquired, liabilities assumed, and non-controlling interests acquired based upon their respective fair values at the acquisition date. The Company utilizes management estimates and inputs from an independent third-party valuation firm to assist in determining these fair values. The excess of the acquisition price over these estimated fair values is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred.

Revenue Recognition--Products are shipped utilizing common carriers direct to customers or, for consignment products, to customer specified warehouse locations. Sales are recognized when the Company’s products are shipped direct or, in the case of consignment products, transferred from the customer specified warehouse location to the customer, at which time transfer of ownership and risk of loss pass to the customer. The Company records net sales revenues after discounts at the time of sale based on specific discount programs in effect, related historical data, and experience.

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $8.2 million in 2011, $7.5 million in 2010, and $6.9 million in 2009.

Cash and Cash Equivalents--The Company considers cash on hand, demand deposits, and highly liquid investments with an original maturity date of three months or less to be cash and cash equivalents.

Fair Value of Financial Instruments--The carrying amount of long-term debt was $163.7 million at December 31, 2011 and $151.8 million at January 1, 2011.  The estimated fair value of all debt was $179.2 million and $162.0 million at December 31, 2011 and January 1, 2011, respectively.  The fair value assumed floating rate debt was valued at par. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long-term debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.  The Company’s off-balance sheet instruments consist of operating leases.

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

Inventories--Effective January 2, 2011, the Company elected to change its accounting principle of valuing all of its inventories that used the LIFO method to the FIFO method (see Note 3).

Inventories are stated at the lower of cost or market. The majority of the cost of domestic and foreign inventories is determined using the FIFO method with a portion of inventory costs determined using the average cost method. The Company reviews its inventories for excess or obsolete products or components based on an analysis of historical usage and management's evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts.

Property, Plant, and Equipment--Property, plant, and equipment are stated at cost.  Depreciation of plant and equipment is calculated on a straight line basis over the estimated useful lives of 5 to 20 years for land improvements and buildings, 5 to 10 years for machinery and equipment, and 5 years for furniture and fixtures. Maintenance, repairs, and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives or add to the productive capacity of buildings, improvements, and equipment are capitalized. The Company reviews its property, plant, and equipment for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s depreciation expense was $19.4 million, $19.5 million, and $20.2 million in 2011, 2010, and 2009, respectively.

Goodwill and Other Intangible Assets--The Company tests goodwill for impairment on an annual basis during the fourth quarter or more frequently as warranted by triggering events that indicate potential impairment. Goodwill is tested at the reporting unit level, which the company has determined to be the Americas Water Systems Group, International Water, and Fueling Systems units. In compliance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other, the Company has evaluated the aggregation criteria and determined that the components within the Americas Water Systems Group and International Water reporting units can be aggregated in 2011.

In assessing the recoverability of goodwill, the Company determines the fair value of its reporting units by utilizing a combination of both the income and market valuation approaches.  The income approach estimates fair value based upon future revenue, expenses, and cash flows discounted to present value. The market valuation approach estimates fair value using market multipliers of various financial measures compared to a set of comparable public companies.

An indication of impairment exists if the carrying value of the reporting unit is higher than its fair value, as determined by the above approach. The second step of testing as outlined in FASB ASC Topic 350 must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of the reporting unit's goodwill to its carrying value in the same manner as if the reporting units were being acquired in a business combination.  The Company would allocate the fair value to all of the reporting unit's assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill.  The Company would record an impairment charge for the difference between the implied fair value of goodwill and the recorded goodwill.

The Company also tests indefinite lived intangible assets, primarily trade names, for impairment on an annual basis during the fourth quarter.  In assessing the recoverability of the trade names, the Company determines the fair value using an income approach. The income approach estimates fair value based upon future revenue. An indication of impairment exists if the carrying value of the trade names is higher than the fair value. The Company would record an impairment charge for the difference.

Amortization is recorded and calculated for other definite lived intangible assets on a basis that reflects cash flows over the estimated useful lives.  The weighted average number of years over which each intangible class is amortized is 17 years for patents, 6 years for supply agreements, 15 years for technology, 13 - 20 years for customer relationships, 5 years for software, and 8 years for all others.

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

Income Taxes--Income taxes are accounted for in accordance with FASB ASC Topic 740, Income Taxes.  Under this guidance, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  The Company records a liability for uncertain tax positions by establishing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.

Share-Based Compensation--The Company accounts for compensation costs for all share-based payments based on the grant-date fair value estimated in accordance with fair value provisions.

Pension--The Company makes its determination for pension, postretirement, and post employment benefit plans liabilities based on management estimates and consultation with actuaries, incorporating estimates, and assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets, and other factors.

Earnings Per Common Share--Basic and diluted earnings per share are computed and disclosed in accordance with FASB ASC Topic 260, Earnings Per Share. Basic earnings per share are computed based upon earnings available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon earnings available to common shareholders divided by the weighted average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent dividend distributions, in substance, to the noncontrolling interest holder as the holders have contractual rights to receive an amount upon redemption other than the fair value of applicable shares. As a result, earnings are adjusted to reflect this in substance distribution that is different from other common shareholders.

Translation of Foreign Currencies--All assets and liabilities of foreign subsidiaries in functional currency other than the U.S. dollar are translated at year end exchange rates. All revenue and expense accounts are translated at average rates in effect during the respective period. Adjustments for translating foreign currency assets and liabilities in U.S. dollars are included as a component of other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations in “Foreign exchange income/(expense)”, as incurred.

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

2. ACCOUNTING PRONOUNCEMENTS
In December 2011, the FASB issued ASU 2011-12 Comprehensive Income. The new guidance indefinitely defers certain provisions of ASU 2011-5 Statement of Comprehensive Income that required companies to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and the statement in which other comprehensive income is presented. The deferral does not change the primary provisions of ASU 2011-5, as described below. ASU 2011-12 shares the same effective dates as ASU 2011-5 and will impact the financial statement presentation of the Company in the first quarter 2012. As the ASU addresses only disclosure requirements, adoption of ASU 2011-12 is not expected to impact the Company's financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-8 Testing Goodwill for Impairment. The new guidance gives companies the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If the results of the qualitative assessment conclude that the fair value of the reporting unit is more likely than not less than the applicable carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be required. ASU 2011-8 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. As the ASU addresses only the assessment of impairment, adoption of ASU 2011-8 is not expected to impact the Company's financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-5 Statement of Comprehensive Income. The new statement gives companies the option of presenting net income and comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. Currently companies report other comprehensive income and its components in stockholders' equity. ASU 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will impact the financial statement presentation of the Company in the first quarter 2012. As the ASU addresses only disclosure requirements, adoption of ASU 2011-5 is not expected to impact the Company's financial position, results of operations or cash flows.

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

3. CHANGE IN ACCOUNTING PRINCIPLE
During the fiscal year ended December 31, 2011, the Company did not change any of its existing accounting policies with the exception of the following accounting principle, which was adopted and became effective with respect to the Company on January 2, 2011.

Effective January 2, 2011, the Company elected to change its accounting principle of valuing all of its inventories that used the LIFO method to the FIFO method.  As of the fiscal year ended 2010, inventories valued using the LIFO and FIFO methods represented approximately 11% and 85%, respectively, of total inventories with the remaining inventory recorded using the average cost method. The Company believed the change was preferable because it (1) more closely reflected current acquisition cost and improved the matching of revenue and expense, (2) conformed 96% of the Company's method of inventory valuation to the FIFO method and (3) enhanced comparability with industry peers. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with FASB ASC Topic 250, Accounting Changes and Error Corrections. As a result of the accounting change, retained earnings as of January 2, 2010 and January 3, 2009 increased from $285.5 million to $294.2 million and $271.3 million to $282.7 million, respectively.  As of January 2, 2011, the Company converted all LIFO inventory balances in its accounting systems to FIFO inventory which effectively eliminated its LIFO pools prospectively.

As a result of the retrospective application of this change in accounting principle, certain financial statement line items in the Company's consolidated balance sheet as of January 1, 2011, and its consolidated statements of income and consolidated statements of cash flows for the fiscal years ended January 1, 2011 and January 2, 2010, were adjusted as presented below:

Consolidated Statements of Income	Year Ended January 1, 2011
(In thousands, except per share amounts)	As Originally		Effect of
	Reported	As Adjusted	Change
Cost of sales	$483,492	$483,595	$103
Operating income	64,102	63,999	(103)
Income taxes	15,106	15,057	(49)
Net income	39,972	39,918	(54)
Net income attributable to Franklin Electric Co., Inc.	38,968	38,914	(54)
Income per share:
Basic	$1.68	$1.68	$—
Diluted	$1.66	$1.65	$(0.01)

	Year Ended January 2, 2010
	As Originally		Effect of
	Reported	As Adjusted	Change
Cost of sales	$438,152	$442,436	$4,284
Operating income	48,015	43,731	(4,284)
Income taxes	12,168	10,625	(1,543)
Net income	26,724	23,983	(2,741)
Net income attributable to Franklin Electric Co., Inc.	25,986	23,245	(2,741)
Income per share:
Basic	$1.13	$1.01	$(0.12)
Diluted	$1.12	$1.00	$(0.12)

Consolidated Balance Sheet	Year Ended January 1, 2011
(In thousands)	As Originally		Effect of
	Reported	As Adjusted	Change
Inventories	$126,007	$140,232	$14,225
Deferred income taxes	18,762	13,182	(5,580)
Retained earnings	305,260	313,905	8,645

Consolidated Statements of Cash Flows	Year Ended January 1, 2011
(In thousands)	As Originally		Effect of
	Reported	As Adjusted	Change
Net income	$39,972	$39,918	$(54)
Changes in assets and liabilities:
Inventory	13,416	13,519	103
Income taxes	(2,874)	(2,923)	(49)
	Year Ended January 2, 2010
	As Originally		Effect of
	Reported	As Adjusted	Change
Net income	$26,724	$23,983	$(2,741)
Changes in assets and liabilities:
Inventory	43,884	48,168	4,284
Income taxes	9,415	7,872	(1,543)

As a result of the conversion described above it is necessary to estimate the effect of the change in accounting principle on the current period. The estimated impact of this accounting change on the consolidated statement of income as computed under LIFO for the fiscal year ended December 31, 2011 would be an increase in cost of sales of $2.4 million, a decrease in operating income of $2.4 million, a decrease in income taxes of $0.6 million, a decrease in net income of $1.8 million, a decrease in net income attributable to Franklin Electric Co., Inc. of $1.8 million, and a decrease in both basic and diluted income per share of $0.08.

The estimated impact of this change to the consolidated balance sheet as computed under LIFO as of December 31, 2011 would be a decrease in inventories of $16.6 million, an increase in deferred income taxes of $6.2 million, and a decrease in retained earnings of $10.4 million.

The estimated impact to the consolidated statement of cash flows for the fiscal year ended December 31, 2011 would be a reduction of cash provided by net income of $1.8 million offset by a $2.4 million source of cash from the reduction in inventory and a $0.6 million use of cash from the reduction in income taxes.  There would be no impact to net cash flows from operating activities in the fiscal year ended December 31, 2011.
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

Impo, located in Izmir, Turkey, is the leading supplier of groundwater pumping equipment in Turkey. The Impo acquisition, combined with the Company's current presence in the region, provides the Company with the leading position in the rapidly growing market for groundwater pumping systems in Turkey and throughout the Middle East. It also provides a low cost manufacturing base for supplying the entire region.

The intangible assets of $15.3 million consist primarily of customer relationships, which will be amortized over 13 years, and trademarks. All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes.

The purchase agreement for Impo includes an earn-out provision payable to the sellers if certain performance criteria are achieved in any year from 2011 to 2013. Additional payments will not exceed TL 10.0 million. As of the acquisition date, the Company recorded contingent consideration of TL 8.5 million ($5.5 million) as determined by the income approach. The performance criteria resulting in the earn-out provision were not achieved for the fiscal year ended 2011. The contingent consideration of $5.0 million as of December 31, 2011, remains recorded in the "Other long-term liabilities" line in the Company's consolidated balance sheet.

The preliminary purchase price assigned to each major identifiable asset and liability was as follows:

(In millions)
Assets:
Cash acquired	$0.9
Current assets	26.4
Property, plant, and equipment	11.5
Intangible assets	15.3
Goodwill	6.2
Other assets	2.8
Total assets	63.1
Contingent consideration	(5.5)
Liabilities	(25.0)
Total identifiable assets	32.6
Noncontrolling interest	(6.5)
Total purchase price	$26.1
The fair value of the identifiable intangible assets and property, plant, and equipment are provisional amounts as of fiscal year end 2011, pending final valuations. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation.

The results of operations of Impo were included in the Company's consolidated statement of income, from its acquisition date through the year ended December 31, 2011. The difference between actual sales for the Company and proforma annual sales including Impo as if it were acquired at the beginning of the year was not material as a component of the Company's consolidated sales for the year ended December 31, 2011. Due to the immaterial nature of the acquisition, the Company has not included full year proforma statements of income for the acquisition year and previous year.
In the third quarter of 2010, the Company added to its Fueling Systems segment by acquiring all of the outstanding shares of PetroTechnik Limited and its subsidiaries (“Petrotechnik”), net of debt acquired, for approximately £8.4 million, $12.9 million at the then current exchange rate, subject to certain terms and conditions.  The consideration transferred to the sellers consisted of cash.

Petrotechnik, located in Suffolk, United Kingdom, distributes, sources, and designs lightweight and flexible underground pipe work systems which are used in a variety of fuel transfer applications.  Petrotechnik’s systems provide the Company access to a worldwide customer base and growth territories. Petrotechnik sales were not material as a component of the Company's consolidated sales for 2010. Due to the immaterial nature of the acquisition, the Company has not included full year proforma statements of income for the acquisition year and previous year.

The intangible assets of $5.1 million consist primarily of trade names and customer relationships.  All of the goodwill was recorded as part of the Fueling Systems segment and is not expected to be deductible for tax purposes.  The results of operations for the acquisition were included in the Company’s consolidated statement of income, from its acquisition date through the fiscal year ended 2010.

The purchase price assigned to each major identifiable asset and liability was as follows:

(In millions)
Assets:
Cash acquired	$1.1
Current assets	11.0
Property, plant, and equipment	4.6
Intangible assets	5.1
Goodwill	3.5
Other assets	0.1
Total assets	25.4
Liabilities	(12.5)
Total purchase price	$12.9

The fair value of the identifiable intangible assets and property, plant, and equipment are final as of fiscal year end 2010 in conjunction with final valuations.  The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation.

In the first quarter of 2009, the Company added to its Water Systems segment by completing the acquisition of 75 percent of the outstanding shares of Vertical S.p.A ("Vertical").  Vertical specializes in the design, development and manufacture of pressed and welded stainless steel pumps and pump components.  The Company has a strong global water systems distribution network and will partner with Vertical to address the growing worldwide demand for stainless steel water pumps.  Vertical sales were not material as a component of the Company’s consolidated sales for 2009.  Due to the immaterial nature of the acquisition, the Company has not included full year proforma statements of income for the acquisition year and previous year.

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

The purchase price assigned to each major identifiable asset and liability was as follows:

(In millions)
Assets:
Cash acquired	$3.1
Current assets	10.3
Property, plant, and equipment	6.3
Intangible assets	11.6
Goodwill	7.4
Total assets	38.7
Liabilities	(12.2)
Total identifiable net assets	26.5
Noncontrolling interest	(6.6)
Total purchase price	$19.9

In an agreement dated December 19, 2011, the Company redeemed the 25 percent noncontrolling interest of Vertical, increasing the Company's ownership to 100 percent, for approximately €5.7 million, $7.4 million at the then current exchange rate. The Company paid €5.4 million, $7.1 million at the then current exchange rate, in 2011 with the remaining purchase price to be paid in 2012. The Company accrued for the remaining purchase price, pending any final purchase price adjustments. The recorded redemption value in the "Redeemable noncontrolling interest" line of the Company's consolidated balance sheet prior to the transaction was $7.7 million, which included previously recorded fair value and currency translation adjustments. This addition to the Water Systems segment further solidifies the Company's position in the worldwide market for stainless steel water pumps. The original 75 percent controlling interest was acquired in the first quarter of 2009. Due to the immaterial nature of the redemption, the Company has not included full year proforma statements of income for the acquisition year and previous year.

Transaction costs were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations.  Transaction costs included in selling, general, and administrative expense in the Company’s statement of income were $0.4 million, $0.6 million, and $0.3 million for the fiscal years ended 2011, 2010, and 2009, respectively.

5. REDEEMABLE NONCONTROLLING INTERESTS
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

The noncontrolling interest in Impo is redeemable at other than fair value as the redemption value is determined based on a specified formula.  The noncontrolling interest becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of (1) the initial carrying amount, increased or decreased for each noncontrolling interest's share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.  As of December 31, 2011, the Impo redeemable noncontrolling interest is recorded at the carrying amount.

According to FASB ASC Topic 810, Consolidation and Emerging Issues Task Force ("EITF") Topic No. D-98, Classification and Measurement of Redeemable Securities, redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, then the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of fair value.  As the redemptive value was higher than the carrying value, the

Company adjusted the recorded amount of the redeemable noncontrolling interest for Vertical by $0.2 million for the fiscal year ended 2011. A resulting adjustment to the earnings per share computation was necessary (see Note 14). No adjustments were necessary for Vertical in 2010. As the redeemable noncontrolling interest for Impo is recorded at the carrying amount, no adjustments were necessary for fiscal year 2011.

In the first quarter of 2009, the Company completed the acquisition of 75 percent of Vertical. The 25 percent noncontrolling interest was recorded at fair value as of the acquisition date. The noncontrolling interest was subsequently redeemed on December 19, 2011, increasing the Company's ownership to 100 percent (see Note 4). The redemption transaction reduced the "Redeemable noncontrolling interest" line with offsetting adjustments in the "Accumulated other comprehensive loss" line of the Company's consolidated balance sheet.

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of December 31, 2011, and January 1, 2011, the assets measured at fair value on a recurring basis were as follows:

(In millions)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$17.1	$17.1	$—	$—
Derivative assets	0.1	—	0.1	—
	$17.2	$17.1	$0.1	$—

	January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$20.0	$20.0	$—	$—

The Company designates the cash equivalents as Level 1, as they are domestic Money Market funds generally backed by Treasury Bills with fund prices readily observable and international high quality, highly liquid, bank guaranteed deposit accounts.

The Company's derivative assets consist of foreign currency forward contracts. The value is based on observable market inputs including forward and spot exchange rates for currencies. The contracts are marked-to-market with the resulting adjustment included in the "Other current assets" line on the consolidated balance sheet and the "Foreign exchange income/(expense)" line of the consolidated statement of income. The contracts were initiated to favorably position the Company's foreign operations for future possible contingency payments.

The following table summarizes information regarding the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis:

(In millions)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$1.3	$—	$—	$1.3	$3.4
Impo contingent consideration	5.0	—	—	5.0	0.7
	$6.3	$—	$—	$6.3	$4.1

	January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$2.3	$—	$—	$2.3	$2.4

During the second quarter of 2010, the Company recorded the impairment as a restructuring expense on property, plant, and equipment relating to the Siloam Springs facility which is classified as held for sale.  The fair value was based on appraised values and management estimates less costs to sell. During the third quarter of 2011, the Company agreed upon the terms of a letter of intent to sell its Siloam Springs facility. As a result, the Company reduced the carrying amount of the held for sale asset to approximate the agreed upon sales price less costs to sell. The transaction is expected to close during the first half of 2012.

During the second quarter of 2011, the Company recorded $5.5 million (TL 8.5 million) of contingent consideration relating to the second quarter 2011 acquisition of Impo. The fair value of $5.0 million (TL 9.7 million) as of December 31, 2011, was based on the income approach. The Company recognized the additional accretion charge in the "Interest expense" line of the consolidated statement of income. An additional impact of $1.2 million was attributed to foreign exchange translation. The contingent consideration is included in the "Other long-term liabilities" line of the Company's consolidated balance sheet.

7. OTHER ASSETS
The Company holds a 35 percent equity interest in Pioneer Pump, Inc., which is accounted for using the equity method and included in “Other assets” on the consolidated balance sheet.  The carrying amount of the investment is adjusted for the Company’s proportionate share of earnings, losses, and dividends.  The carrying value of the investment was $11.0 million as of December 31, 2011, and $8.8 million as of January 1, 2011.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in “Other income/(expense)” in the Company’s statements of income, was $2.3 million, $1.0 million, and $0.1 million, for 2011, 2010, and 2009, respectively.

During the second quarter of 2011, the Company entered into a loan agreement with the parent of a customer.  The current maturity is included in "Receivables" and the long term portion is included in "Other assets" on the Company's consolidated balance sheet. The agreement provides for interest on the loan at a variable market interest rate with the customer to repay the loan plus interest in semi-annual installments throughout the seven year term.  The Company has a long term relationship with the customer and considers the loan fully collectible.

8. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company uses the acquisition method of accounting for business combinations.  Annual goodwill impairment testing and trade name impairment testing is performed during the fourth quarter of each year; unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for 2011, 2010, or 2009.

The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.8	$(5.4)	$7.9	$(4.8)
Supply agreements	4.4	(4.4)	4.4	(3.9)
Technology	7.5	(2.7)	7.5	(2.2)
Customer relationships	78.7	(17.1)	70.7	(13.1)
Software	1.2	—	—	—
Other	1.2	(1.1)	1.1	(1.1)
Total	$100.8	$(30.7)	$91.6	$(25.1)
Unamortized intangibles:
Trade names	24.4	—	22.5	—
Total intangibles	$125.2	$(30.7)	$114.1	$(25.1)

The weighted average number of years over which each intangible class is amortized is as follows:

Class	Years
Patents	17
Supply agreements	6
Technology	15
Customer relationships	13 - 20
Software	5
Other	8

Amortization expense related to intangible assets for fiscal years 2011, 2010, and 2009, was $5.9 million, $4.6 million, and $5.1 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2012	2013	2014	2015	2016
	$5.6	$5.6	$5.5	$5.5	$5.5

The change in the carrying amount of goodwill by reporting segment for 2011 and 2010, is as follows:

(In millions)	2011
	Water Systems	Fueling Systems	Consolidated
Balance as of January 1, 2011	$107.0	$58.2	$165.2
Acquisitions	6.2	—	6.2
Adjustments to prior year acquisitions	—	0.7	0.7
Foreign currency translation	(3.3)	—	(3.3)
Balance as of December 31, 2011	$109.9	$58.9	$168.8

(In millions)	2010
	Water Systems	Fueling Systems	Consolidated
Balance as of January 2, 2010	$108.4	$53.4	$161.8
Acquisitions	—	3.5	3.5
Adjustments to prior year acquisitions	—	1.3	1.3
Foreign currency translation	(1.4)	—	(1.4)
Balance as of January 1, 2011	$107.0	$58.2	$165.2

The 2011 acquired goodwill in the Water Systems segment related to the Company's acquisition of Impo. The 2010 acquired goodwill in the Fueling Systems segment related to the Company’s acquisition of Petrotechnik.

The 2006 purchase agreement for Healy Systems provided for additional payments of 5 percent of certain Healy Systems product sales through August 31, 2011.  Adjustments to prior year acquisitions primarily include those contingency commitments to Healy Systems, Inc. Payments of $7.8 million were made in 2011 for accumulated earned amounts under the purchase agreement.

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of December 31, 2011, the Company maintained three domestic pension plans and three German pension plans. The Company used a December 31 measurement date for these plans.

Effective for 2012, the Company redesigned certain retirement plan offerings. The redesign was completed in order to increase standardization of retirement plans among U.S. salaried employees and to reduce the expected cash funding volatility of retirement plans, while at the same time keeping in place a competitive retirement plan offering to attract and retain talent. The Company achieved this by freezing both the Basic Pension Plan and the Cash Balance Plan as of January 1, 2012, with the exception of a certain limited number of Basic Pension Plan participants who will still accrue benefits over a limited sunset period. Also effective January 1, 2012, the Cash Balance Plan was closed (the Basic Pension Plan was previously closed). As of January 1, 2012, the Company instituted a new service-based contribution, supplemental to the existing Company match for employees, into the defined contribution retirement plan offering.

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

(In millions)	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Accumulated benefit obligation, end of year	$173.2	$165.0	$13.4	$12.5

Change in benefit obligation:
Projected benefit obligation, beginning of year	$171.8	$164.2	$12.5	$13.0
Service cost	3.5	2.9	0.1	0.1
Interest cost	8.7	8.9	0.6	0.7
Plan amendments	—	—	1.2	—
Actuarial loss	9.8	7.6	0.2	0.3
Settlements paid	(0.6)	—	—	—
Benefits paid	(12.0)	(11.8)	(1.2)	(1.3)
Liability (gain)/loss due to curtailment**	(4.3)	0.8	—	(0.3)
Foreign currency exchange	(0.3)	(0.8)	—	—
Projected benefit obligation, end of year	$176.6	$171.8	$13.4	$12.5

Change in plan assets:
Fair value of assets, beginning of year	$116.0	$100.7	$—	$—
Actual return on plan assets	0.3	13.0	—	—
Company contributions	16.4	14.5	1.2	1.3
Employee contributions	—	—	—	—
Settlements paid	(0.6)	—	—	—
Benefits paid	(12.0)	(11.8)	(1.2)	(1.3)
Foreign currency exchange	(0.1)	(0.4)	—	—
Plan assets, end of year	$120.0	$116.0	$—	$—

Funded status	$(56.6)	$(55.8)	$(13.4)	$(12.5)

Amounts recognized in balance sheet:
Noncurrent assets	$—	$—	$—	$—
Deferred tax asset	26.9	22.0	1.3	0.9
Current liabilities	(0.1)	(0.3)	(1.1)	(1.2)
Noncurrent liabilities	(56.5)	(55.5)	(12.3)	(11.3)
Net pension liability, end of year	$(29.7)	$(33.8)	$(12.1)	$(11.6)

Amount recognized in accumulated other comprehensive income:
Net transition obligation	$—	$—	$0.1	$0.2
Prior service cost	—	0.2	0.9	0.3
Net actuarial loss	44.9	36.8	1.2	1.0
Total recognized in accumulated other comprehensive income	$44.9	$37.0	$2.2	$1.5

**   These items for 2011 related primarily to the benefit plan redesign and the items for 2010 were related to the headcount reduction at the Siloam Springs, Arkansas facility associated with the Phase III Global Manufacturing Alignment Program.

The following table sets forth other changes in plan assets and benefit obligation recognized in other comprehensive income for 2011 and 2010:

(In millions)	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Net actuarial (gain)/loss	$16.1	$5.6	$0.3	$0.1
Prior service cost/(credit)	—	—	1.2	—
Amortization of:
Net actuarial gain/(loss)	(3.0)	(3.0)	—	—
Prior service cost/(credit)	(0.2)	(0.2)	(0.1)	(0.1)
Transition (asset)/obligation	—	—	(0.2)	(0.3)
Deferred tax asset	(5.0)	(0.8)	(0.5)	0.1
Total recognized in other comprehensive income	$7.9	$1.6	$0.7	$(0.2)

Total recognized in net periodic benefit cost and other comprehensive income	$12.5	$6.3	$1.6	$1.0

Assumptions used to determine domestic benefit obligations:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	4.75%	5.25%	4.50%	5.00%
Rate of increase in future compensation	3.00 - 12.00% (Graded)	3.00 - 8.00% (Graded)	3.00 - 12.00% (Graded)	3.00 - 8.00% (Graded)

Assumptions used to determine domestic periodic benefit cost:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	5.25%	5.75%	5.00%	5.50%
Rate of increase in future compensation	3.00 - 12.00% (Graded)	3.00 - 8.00% (Graded)	3.00 - 12.00% (Graded)	3.00 - 8.00% (Graded)
Expected long-term rate of return on plan assets	8.25%	8.50%	—%	—%

The accumulated benefit obligation for the Company’s two tax qualified plans and German benefit pension plans was $165.2 million and $158.0 million for the years ended 2011 and 2010.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for 2011, 2010, and 2009:

(In millions)	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$3.5	$2.9	$3.1	$0.1	$0.1	$0.1
Interest cost	8.7	8.9	9.7	0.6	0.7	0.8
Expected return on assets	(10.8)	(10.2)	(10.3)	—	—	—
Amortization of transition obligation	—	—	—	0.1	0.2	0.2
Prior service cost	0.1	0.2	0.4	0.1	—	0.1
Loss	3.0	1.8	0.1	—	—	—
Net periodic benefit cost	$4.5	$3.6	$3.0	$0.9	$1.0	$1.2
Curtailment**	0.1	0.8	—	—	0.2	—
Settlement cost	—	0.3	—	—	—	—
Total net periodic benefit cost	$4.6	$4.7	$3.0	$0.9	$1.2	$1.2

**   These items for 2011 related primarily to the benefit plan redesign and the items for 2010 were related to the headcount reduction at the Siloam Springs, Arkansas facility associated with the Phase III Global Manufacturing Alignment Program.

The estimated net actuarial (gain)/loss, prior service cost/(credit), and transition (asset)/obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2012 fiscal year are $1.9 million, $0.0 million, and $0.0 million, respectively, for the pension plans and $0.1 million, $0.3 million, and $0.2 million respectively, for all other benefits.

The Company has consulted with a third party investment manager for the assets of the two funded domestic defined benefit plans.  The plan assets are currently invested primarily in pooled funds, where each fund in turn is composed of mutual funds that have at least daily net asset valuations. Thus the Company’s funded domestic defined benefit plan assets are invested in a “fund of funds” approach.

The Company’s Board has delegated oversight and guidance to an appointed Employee Benefits Committee.  The Committee has the tasks of reviewing plan performance and asset allocation; ensuring plan compliance with applicable laws; establishing plan policies, procedures, and controls; monitoring expenses; and other related activities.

The plans’ investment policies and strategies focus on the ability to fund benefit obligations as they come due.  Considerations include the plans’ current funded level, plan design, benefit payment assumptions, funding regulations, impact of potentially volatile business results on the Company’s ability to make certain levels of contributions, and interest rate and asset return volatility among other considerations. The Company currently attempts to maintain plan funded status at approximately 80 percent or greater pursuant to the Pension Protection Act of 2006. Given the plan’s current funded status, the Company’s cash on hand, cash historically generated from business operations, and cash available under committed credit facilities, the Company sees ample liquidity to achieve this goal.

Risk management and continuous monitoring requirements are met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations,  asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption.  As of December 31, 2011, funds were invested in equity, fixed income, and other investments as follows:

Equity	Percentage
U.S. Large Cap	42%
World Equity ex-U.S.	15%
U.S. Small / Mid Cap	7%
Subtotal	64%

Fixed Income
U.S. Core Fixed Income	17%
Long Duration Bond Fund	8%
High Yield Fixed Income	3%
Emerging Markets Debt	3%
Subtotal	31%

Other
Insurance Contracts	4%
Cash Equivalents	1%
Total	100%

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

Asset class assumptions are set using a combination of empirical and forward-looking analysis for long-term rate of return on plan assets.  A variety of models are applied for filtering historical data and isolating the fundamental characteristics of asset classes.  These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized.  This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that is more likely to prevail over long periods.  With that, the Company has assumed an expected long-term rate of return on plan assets of 8.00 percent for the 2012 net periodic benefit cost.  This is the result of stochastic modeling showing the 50th percentile median return at or above 8.00 percent.

The Company uses the Aon Hewitt AA Above Median curve to determine the discount rate.  All cash flow obligations under the plans are matched to bonds in the Aon Hewitt universe of liquid, high-quality, non-callable / non-putable corporate bonds with outliers removed.  From that matching exercise, a discount rate is determined.

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

The fair values of the Company’s pension plan assets for 2011 and 2010 by asset category are as follows:

(In millions)	2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
U.S. Large Cap	$49.8	$49.8	$—	$—
U.S. Small / Mid Cap	8.5	8.5	—	—
World Equity ex-U.S.	17.4	17.4	—	—
Stock
Franklin Electric Co., Inc.	—	—	—	—
Fixed Income
U.S. Core Fixed Income	20.7	20.7	—	—
Long Duration Bond	9.5	9.5	—	—
High Yield Fixed Income	3.8	3.8	—	—
Emerging Markets Debt	3.6	3.6	—	—
Other
Insurance Contracts	5.3	—	5.3	—
Cash and Equivalents	1.4	1.4	—	—
Total	$120.0	$114.7	$5.3	$—

(In millions)	2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
U.S. Large Cap	$46.4	$46.4	$—	$—
U.S. Small / Mid Cap	8.2	8.2	—	—
World Equity ex-U.S.	18.0	18.0	—	—
Stock
Franklin Electric Co., Inc.	1.5	1.5	—	—
Fixed Income
U.S. Core Fixed Income	28.1	28.1	—	—
High Yield Fixed Income	3.7	3.7	—	—
Emerging Markets Debt	3.7	3.7	—	—
Other
Insurance Contracts	5.6	—	5.6	—
Cash and Equivalents	0.8	0.8	—	—
Total	$116.0	$110.4	$5.6	$—

Equity securities include Company stock of $0.0 million (0.0 percent of total plan assets) and $1.5 million (1.3 percent of total plan assets) at year end 2011 and 2010, respectively.

One of the Company’s domestic pension plans covers only certain management employees. The Company does not fund this plan, and its assets were zero in both 2011 and 2010. The plan’s projected benefit obligation and accumulated benefit obligation were $8.8 million and $8.0 million, respectively, for 2011, and $7.2 million and $6.9 million, respectively, for 2010.

The Company estimates total contributions to the plans of $7.9 million in 2012.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension Benefits	Other Benefits
2012	$10.6	$1.1
2013	13.3	1.1
2014	13.3	1.1
2015	13.2	1.0
2016	11.0	1.0
Years 2017 through 2021	57.6	4.4

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

Defined Contribution Plans - The Company maintained a 401(k) Plan during 2011. The Company previously maintained an Employee Stock Ownership Plan (ESOP) during 2010 and 2009. Contribution to the ESOP ceased beginning in 2010.  As of August 5, 2010, the ESOP was merged into the 401(k) Plan.  All ESOP balances were transferred into the Franklin Electric Common Stock investment within the 401(k) Plan.  The Company's cash contributions are allocated to participants' accounts based on investment elections.

The following table sets forth Company contributions to the ESOP and 401(k) Plans:

(In millions)	2011	2010	2009
Company contributions to the plans	$1.9	$1.7	$0.9

10. ACCRUED EXPENSES
Accrued expenses consist of:

(In millions)	2011	2010
Salaries, wages, and commissions	$27.1	$25.4
Product warranty costs	9.9	9.4
Insurance	4.8	4.3
Employee benefits	3.8	6.2
Acquired entities additional purchase price	—	7.0
Other	13.1	12.4
	$58.7	$64.7

11. INCOME TAXES
Income/(loss) before income taxes consisted of:

(In millions)	2011	2010	2009
		As Adjusted (Note 3)	As Adjusted (Note 3)
Domestic	$29.2	$4.3	$(3.8)
Foreign	57.9	50.7	38.4
	$87.1	$55.0	$34.6

The income tax provision/(benefit) from continuing operations consisted of the following:

(In millions)	2011	2010	2009
		As Adjusted (Note 3)	As Adjusted (Note 3)
Current:
Federal	$7.3	$(4.5)	$2.8
Foreign	11.3	9.5	8.1
State	0.9	0.5	1.2
Total current	19.5	5.5	12.1
Deferred:
Federal	2.1	2.4	(2.3)
Foreign	1.8	5.0	1.1
State	—	2.2	(0.3)
Total deferred	$3.9	$9.6	$(1.5)
	$23.4	$15.1	$10.6

A reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	2011	2010	2009
		As Adjusted (Note 3)	As Adjusted (Note 3)
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	0.5	1.7
Foreign operations	(8.5)	(5.9)	(5.8)
R&D tax credits	(0.5)	(0.8)	(1.3)
Uncertain tax position adjustments	(0.3)	(5.4)	0.8
State deferred tax rate adjustments	—	(2.9)	—
Valuation allowance on state deferred tax	(0.1)	6.1	—
Other items	0.5	0.8	0.3
Effective tax rate	26.9%	27.4%	30.7%

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In millions)	2011	2010
		As Adjusted (Note 3)
Deferred tax assets:
Accrued expenses and reserves	$9.1	$7.4
Compensation and employee benefits	33.3	29.6
Other items	11.7	11.5
Valuation allowance on state deferred tax	(3.6)	(3.4)
Total deferred tax assets	50.5	45.1
Deferred tax liabilities:
Accelerated depreciation on fixed assets	12.6	11.4
Amortization of intangibles	27.4	26.4
Other items	14.0	12.0
Total deferred tax liabilities	54.0	49.8
Net deferred tax liabilities	$(3.5)	$(4.7)

The portions of current and non-current deferred tax assets and liabilities were as follows:

(In millions)	2011		2010
			As Adjusted (Note 3)
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current	$14.9	$3.1	$17.2	$4.0
Non-current	35.6	50.9	27.9	45.8
	$50.5	$54.0	$45.1	$49.8

The effective tax rate continues to be lower than the statutory rate primarily due to the indefinite reinvestment of foreign earnings taxed at rates below the U.S. statutory rate as well as recognition of foreign tax credits.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit.

The operations realignment to foreign jurisdictions, which generates foreign tax benefits, also reduces the domestic taxable income in some of the Company’s U.S. state jurisdictions.  The Company is not likely to realize the benefit of a portion of the recorded deferred tax asset relating to state taxes in the foreseeable future.  As such, a valuation allowance was recorded in 2010 of $3.4 million. In 2011, the valuation allowance was adjusted by an increase of $0.2 million for current activity.

The Company identifies the accumulated earnings for the affiliates that were not indefinitely reinvested and computes the tax associated with the subsequent repatriation. This computation considers the impact of applicable withholding taxes and the availability of U.S. foreign tax credits. The Company has calculated the repatriation of all the accumulated earnings that are not indefinitely reinvested which resulted in a net tax liability of $3.7 million recorded by the Company as of December 31, 2011.

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess is approximately $97.5 million as of December 31, 2011. The determination of the additional deferred taxes that have not been provided is not practicable.

As of the beginning of fiscal year 2011, the Company had gross unrecognized tax benefits of $3.6 million, excluding accrued interest and penalties.  The unrecognized tax benefits increased by $0.2 million for state income tax liabilities, while increasing $1.8 million for federal tax liabilities based on evaluations made during 2011.  The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $5.6 million as of December 31, 2011.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2011, 2010, and 2009 (excluding interest and penalties) is as follows:

(In millions)	2011	2010	2009
Beginning balance	$3.6	$6.8	$6.8
Additions based on tax positions related to the current year	—	0.1	1.0
Additions for tax positions of prior years primarily related to acquisitions	2.8	0.3	0.8
Reductions for tax positions of prior years	(0.8)	(3.6)	(1.8)
Settlements	—	—	—
Ending balance	$5.6	$3.6	$6.8

If recognized, each annual effective tax rate would be affected by the net unrecognized tax benefits of $5.3 million, $3.2 million, and $5.7 million as of December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

Of the unrecognized tax benefits at December 31, 2011, $3.1 million are related to acquisitions for which indemnification was provided for in the respective purchase agreements.  The stock purchase agreements related to these acquisitions provide the Company rights to recover tax liabilities related to pre-acquisition tax years from the sellers.  Other amounts are associated with domestic state tax issues, such as nexus, as well as other federal and state uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, the impact of which is immaterial.  The Company has accrued interest and penalties as of December 31, 2011, January 1, 2011, and January 2, 2010 of approximately $0.5 million, $0.4 million, and $0.7 million, respectively.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With few exceptions, as of December 31, 2011, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2008.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the expiration of a statute of limitation. Based on the current audits in process and pending statute expirations, the payment of taxes as a result could be up to $1.3 million.

12. DEBT
On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (the “Agreement”). The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). On December 14, 2011, the Company executed the Second Amended and Restated Credit Agreement, which among other things, extended the maturity of the Agreement to December 14, 2016, and increased the commitment amount to $150.0 million.

The Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments.  The Company was in compliance with the covenants as of December 31, 2011 and January 1, 2011.  The Company had zero borrowings under the Agreement at December 31, 2011 and January 1, 2011.

On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 and B-2 Notes bear a coupon of 5.79 percent and have an average life of ten years with a final maturity in 2019.  On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million.  On December 14, 2011, the Company entered into Amendment No. 4 to the Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Agreement.

As of December 31, 2011, the Company has $50.0 million borrowing capacity available under the Prudential Agreement.  Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity. The Prudential Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments.  The Company was in compliance with the covenants as of December 31, 2011 and January 1, 2011.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at December 31, 2011 and January 1, 2011.

Debt consisted of the following:

(In millions)	2011	2010
Prudential Agreement - 5.79 percent	$150.0	$150.0
Capital leases	0.3	0.7
Foreign subsidiary debt	13.7	1.8
	164.0	152.5
Less current maturities	(14.0)	(1.3)
Long-term debt	$150.0	$151.2

During the second quarter, the Company acquired $13.7 million of debt with the acquisition of the 80 percent interest in Impo. In September 2011, Impo finalized a refinancing plan. As a result of this refinancing, Impo now has approximately $18.5 million of credit available. As of December 31, 2011, Impo had debt outstanding of approximately $13.5 million, all of which is current maturities, with interest rates ranging from 3 percent to 6 percent and maturity dates ending in 2012. The debt at year end was denominated in euro and U.S. dollar currencies and was included in the foreign subsidiary debt line of the above table.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	2012	2013	2014	2015	2016	More than 5 years
Debt	$163.7	$13.7	$—	$—	$30.0	$30.0	$90.0
Capital leases	0.3	0.3	—	—	—	—	—
	$164.0	$14.0	$—	$—	$30.0	$30.0	$90.0

13. SHAREOWNERS' EQUITY
The Company has the authority to issue 65,000,000, $.10 par value shares.

During 2011, 2010, and 2009, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(In millions, except share amounts)	2011	2010	2009
Repurchases	$10.6	$6.9	$—
Shares	250,000	226,487	—

In 2011, the Company retired 73,326 shares that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards.  The Company also retired 21,998 shares that had been previously granted as stock awards to employees, but were forfeited upon not meeting the required restriction criteria or termination. In 2010, the Company retired 12,255 shares that were received from employees as payment for taxes owed upon the exercise of their stock options and release of their restricted awards.  The Company also retired 1,485 shares that had been previously granted as a stock award to employees, but were forfeited upon termination.  In 2009, the Company retired 14,403 shares that were received from employees as payment for taxes owed upon the release of their restricted awards.

In 2011, 2010, and 2009, the Company recorded $2.1 million, $1.3 million, and $0.1 million, respectively, as a reduction in tax liability and an increase to shareowners’ equity as a result of stock option exercises.

Accumulated other comprehensive income (loss) consisted of the currency translation adjustment and the pension liability adjustment, $(2.2) million and $(47.1) million, respectively, as of December 31, 2011, and $19.1 million and $(38.5) million, respectively, at January 1, 2011.

14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	2011	2010	2009
		As Adjusted (Note 3)	As Adjusted (Note 3)
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$63.1	$38.9	$23.2
Less: Undistributed earnings allocated to redeemable non-controlling interest	0.2	—	—
	$62.9	$38.9	$23.2
Denominator:
Basic
Weighted average common shares	23.2	23.2	23.1
Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.5	0.3	0.2
Adjusted weighted average common shares	23.7	23.5	23.3
Basic earnings per share	$2.71	$1.68	$1.01
Diluted earnings per share	$2.65	$1.65	$1.00
Anti-dilutive stock options	0.3	0.8	1.0
Anti-dilutive stock options price range – low	$43.43	$28.82	$29.95
Anti-dilutive stock options price range – high	$48.87	$48.87	$48.87

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

The total share-based compensation expense recognized in 2011, 2010, and 2009 was $4.0 million, $4.3 million, and $5.0 million, respectively.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period.  Options granted to retirement eligible employees are immediately expensed.  The Company uses historical data to estimate the expected volatility of its stock, the weighted average expected life, the period of time options granted are expected to be outstanding, and its dividend yield.  The risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during 2011, 2010, and 2009, are as follows:

	2011	2010	2009
Risk-free interest rate	2.49%	1.61 - 3.20%	0.70 - 3.55%
Dividend yield	1.23%	0.65 - 1.72%	1.32 - 2.04%
Weighted-average dividend yield	1.07%	0.95%	1.67%
Volatility factor	0.431	0.355 - 0.398	0.377 - 0.548
Weighted-average volatility	0.432	0.396	0.398
Expected term	6.3 years	6.3 years	5.6 years
Forfeiture rate	3.59%	2.70%	2.58%

A summary of the Company’s outstanding stock option activity and related information is as follows:

(Shares in thousands)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of 2009	1,439	$31.17
Granted	665	17.34
Exercised	(36)	18.49
Forfeited	(89)	28.28
Outstanding at beginning of 2010	1,979	$26.84
Granted	157	29.03
Exercised	(271)	18.63
Forfeited	(48)	35.64
Outstanding at beginning of 2011	1,817	$27.95
Granted	113	43.43
Exercised	(346)	24.86
Forfeited	(15)	37.16
Outstanding at end of period	1,569	$29.66	5.54 years	$22,571
Expected to vest after applying forfeiture rate	1,554	$29.67	5.52 years	$22,347
Vested and exercisable at end of period	1,022	$31.34	4.43 years	$13,258

	2011	2010	2009
Weighted average grant-date fair value of options	$17.41	$6.29	$5.64

(In millions)	2011	2010	2009
Intrinsic value of options exercised	$7.3	$3.9	$0.4
Cash received from the exercise of options	8.6	5.0	0.7
Fair value of shares vested	2.5	4.2	2.8
Tax benefit	2.1	1.3	0.1

There were no share-based liabilities paid during the 2011 and 2010 fiscal years, respectively.

A summary of the Company’s non-vested stock option activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of 2010	910	$23.62
Granted	157	29.03
Vested	(342)	25.99
Forfeited	(11)	23.42
Non-vested at beginning of 2011	714	$23.40
Granted	113	43.43
Vested	(278)	25.38
Forfeited	(2)	24.10
Non-vested at end of period	547	$26.53

As of December 31, 2011, there was $2.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans related to stock options.  That cost is expected to be recognized over a weighted-average period of 1.70 years.

Stock Awards:
Under the Stock Plan, non-employee directors and employees may be granted stock awards, including grants of restricted shares of the Company’s common stock.

Stock awards to non-employee directors are fully vested when made.  Stock awards to employees generally cliff vest over 4 years and may be contingent on the attainment of certain performance goals. Dividends are paid to the recipient prior to vesting, except that dividends on performance-based stock awards under the Stock Plan will be paid only to the extent the performance goals are met.  Stock awards granted to retirement eligible employees were immediately expensed in 2011 and 2010.

A summary of the Company’s restricted stock award activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of 2010	72	$39.86
Awarded	101	29.89
Vested	(44)	41.61
Forfeited	(1)	32.84
Non-vested at beginning of 2011	128	$31.86
Awarded	68	43.40
Vested	(3)	38.45
Forfeited	(21)	46.79
Non-vested at end of period	172	$34.47

As of December 31, 2011, there was $3.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Plan related to stock awards.  That cost is expected to be recognized over a weighted-average period of 2.31 years.

16. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s business consists of the Water Systems and Fueling Systems reportable segments, based on the principal end market served.  The Company includes unallocated corporate expenses and inter-company eliminations in an “Other” segment that together with the Water Systems and Fueling Systems segments, represent the Company.

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

The accounting policies of the Company's reportable segments are the same as those described in Note 1 (Summary of Significant Accounting Policies). Performance is evaluated based on the sales and operating income of the segments and a variety of ratios to measure performance. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Financial information by reportable segment is as follows:

(In millions)	2011	2010	2009	2011	2010	2009
					As Adjusted (Note 3)	As Adjusted (Note 3)
	Net sales to external customers			Operating income (loss)
Water Systems	$654.1	$583.3	$504.8	$105.3	$84.0	$55.9
Fueling Systems	167.0	130.5	121.2	31.3	17.4	20.9
Other	—	—	—	(43.2)	(37.4)	(33.1)
Consolidated	$821.1	$713.8	$626.0	$93.4	$64.0	$43.7

	2011	2010		2011	2010	2009
		As Adjusted (Note 3)
	Total assets			Depreciation
Water Systems	$535.3	$458.9		$15.2	$16.2	$17.6
Fueling Systems	222.2	221.1		1.8	1.4	1.2
Other	72.0	108.6		2.4	1.9	1.4
Consolidated	$829.5	$788.6		$19.4	$19.5	$20.2

	2011	2010	2009	2011	2010	2009
	Amortization			Capital expenditures
Water Systems	$4.2	$3.2	$3.3	$13.8	$10.8	$9.5
Fueling Systems	1.7	1.4	1.8	1.8	0.1	0.3
Other	—	—	—	5.5	1.9	4.1
Consolidated	$5.9	$4.6	$5.1	$21.1	$12.8	$13.9

Cash is the major asset group in “Other” of total assets.

Financial information by geographic region is as follows:

(In millions)	2011	2010	2009	2011	2010
	Net sales			Long-lived assets
United States	$371.0	$319.9	$279.0	$257.0	$258.5
Foreign	450.1	393.9	347.0	172.0	150.9
Consolidated	$821.1	$713.8	$626.0	$429.0	$409.4

No single customer accounted for more than 10 percent of the Company’s consolidated sales and accounts receivable in 2011, 2010, or 2009.

17. CONTINGENCIES AND COMMITMENTS
In August 2010, the California Air Resources Board (“CARB”) filed a civil complaint in the Los Angeles Superior Court against the Company and Franklin Fueling Systems, Inc. (a wholly-owned subsidiary of the Company).  The complaint relates to a third-party-supplied component part of the Company's Healy 900 Series nozzle, which is part of the Company's Enhanced Vapor Recovery (“EVR”) Systems installed in California gasoline filling stations.  This part, a diaphragm, was the subject of a retrofit during the first half of 2008.  As the Company previously reported, in October 2008 CARB issued a Notice of Violation to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.  The Company and CARB worked to resolve the diaphragm matter without court action, but were unable to reach agreement.

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

The Company believes that there is no reasonable basis for the amount of penalties claimed in the SMAQMD and SCAQMD suits.  The Company has answered the SMAQMD and SCAQMD complaints, as well as the CARB complaint, denying liability and asserting affirmative defenses. Discovery in all these cases has commenced and the consolidated CARB and SCAQMD cases are set for trial on May 7, 2012.

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

On July 31, 2009, Sta-Rite Industries, LLC and Pentair, Inc. filed an action against the Company in the U.S. District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products and seeking damages in excess of $10.0 million for each claimant.  The Company has denied liability, is defending the case vigorously, and has filed a counterclaim alleging Sta-Rite and Pentair's breach of the same Settlement Agreement.  Both the Company and Sta-Rite/Pentair filed Motions for Summary Judgment. The judge granted the Company's motion and dismissed Sta-Rite/Pentair's claims against it in September 2011. The judge also granted Sta-Rite/Pentair's motion for summary judgment and dismissed the Company's counterclaim. Sta-Rite/Pentair is appealing the dismissal of its claims.  The Company cannot predict the ultimate outcome of this litigation, and any settlement or adjudication of this matter, depending on the amount, could have a material effect on the Company's results of operations.

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

Total rent expense charged to operations for operating leases including contingent rentals was $8.8 million, $7.9 million, and $7.6 million for 2011, 2010, and 2009, respectively.

The future minimum rental payments for non-cancelable operating leases as of December 31, 2011, are as follows:

(In millions)	2012	2013	2014	2015	2016
Future minimum rental payments	$7.3	$4.0	$3.6	$1.0	$1.0

Rental commitments subsequent to 2016 are not significant by year, but aggregated are $2.2 million in total.

At December 31, 2011, the Company had $23.6 million of commitments primarily for the purchase of machinery and equipment, and building expansions.

The changes in the carrying amount of the warranty accrual, as recorded in "Accrued expenses" in the Company's consolidated balance sheets for 2011 and 2010, are as follows:

(In millions)	2011	2010
Beginning balance	$9.4	$8.8
Accruals related to product warranties	8.4	7.8
Reductions for payments made	(7.9)	(7.2)
Ending balance	$9.9	$9.4

18. RESTRUCTURING
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

The Company has estimated the pretax charge for Phase IV to be between $2.6 million and $5.2 million, of which $1.2 million to $3.5 million is for closing the Oklahoma City manufacturing facility. Charges related to Phase IV began in the second quarter of 2011 and will substantially end in the fourth quarter 2012 and include severance, pension curtailments, asset write-offs, and equipment relocation. Approximately 50.0% to 60.0% of these charges will be non-cash.

Costs incurred in the twelve months ended December 31, 2011, included in the “Restructuring expense” line of the Company's consolidated statement of income, are as follows:

(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Severance and other employee assistance costs	$0.3	$0.1	$—	$0.4
Equipment relocations	0.3	—	—	0.3
Asset write-off	0.9	—	—	0.9
Total	$1.5	$0.1	$—	$1.6

Restructuring expenses of $5.3 million and $6.2 million were incurred in 2010 and 2009, respectively, primarily for the Water Systems realignment.

As of December 31, 2011 and January 1, 2011, there was $0.1 million and $0.2 million, respectively, in restructuring reserves primarily for severance.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly financial information for 2011 and 2010, from continuing operations, is as follows:

(In millions, except per share amounts)
	Net Sales	Gross Profit	Net Income	Net Income Attributable to Franklin Electric Co., Inc.	Basic Earnings Per Share	Diluted Earnings Per Share
2011
1st quarter	$185.4	$60.5	$10.9	$10.7	$0.46	$0.45
2nd quarter	224.1	77.2	22.0	21.7	0.92	0.91
3rd quarter	224.4	73.7	19.3	19.2	0.82	0.80
4th quarter	187.2	60.9	11.5	11.5	0.51	0.50
	$821.1	$272.3	$63.7	$63.1	$2.71	$2.65

2010		As Adjusted (Note 3)
1st quarter	$160.0	$50.6	$7.6	$7.3	$0.32	$0.31
2nd quarter	190.4	64.6	11.4	11.2	0.48	0.47
3rd quarter	188.4	59.5	12.6	12.3	0.53	0.52
4th quarter	175.0	55.5	8.3	8.1	0.35	0.34
	$713.8	$230.2	$39.9	$38.9	$1.68	$1.65

Basic and diluted earnings per share amounts are computed independently for each of the quarters presented.  As a result, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share amount.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company has elected to change its method of accounting for all of its inventories that used the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method effective January 2, 2011.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
February 29, 2012

ITEM 9. CHANGES IN AND DISARGEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management did not include in the scope of this evaluation Impo, which was acquired during 2011 and whose financial statements constitute 4.3 percent of net assets, 6.2 percent of total assets, 2.1 percent of revenues, and (1.2) percent of net income attributable to Franklin Electric Co., Inc. of the consolidated financial statement amounts as of and for the year ended December 31, 2011.  Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2011.

Our independent registered accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 68.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Impo Motor Pompa Sanayi ve Ticaret A.S. (“Impo”), which was acquired on May 2, 2011 and whose financial statements constitute 4.3 percent of net assets, 6.2 percent of total assets, 2.1 percent of revenues, and (1.2) percent of net income attributable to Franklin Electric Co., Inc. of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Impo. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company's change in its method of accounting for all of its inventories that used the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method effective January 2, 2011.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
February 29, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and director nominees required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2012, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT," and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4, or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2012, under the heading of “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors, the Audit Committee of the board of directors, and the Company’s code of conduct and ethics required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2012 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2012, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXCERCISES AND STOCK VESTED TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2012, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT" and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2012, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2012, under the heading “PROPOSAL 2: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2012 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this report:	Form 10-K Annual Report (page)
1. Financial Statements - Franklin Electric Co., Inc.
Consolidated Statements of Income for the three years ended December 31, 2011	28
Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011	29
Consolidated Statements of Cash Flows for the three years ended December 31, 2011	31
Consolidated Statements of Equity for the three years ended December 31, 2011	33
Notes to Consolidated Financial Statements	35
2. Financial Statement Schedule - Franklin Electric Co., Inc.
Schedule II - Valuation and Qualifying Accounts	72
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

3. Exhibits
Exhibits are set forth in the attached Exhibit Index.	74
Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
2011
Allowance for doubtful accounts	$2.3	$0.8	$0.1	$—	$3.0
Allowance for deferred taxes	3.4	0.2	—	—	3.6
2010
Allowance for doubtful accounts	$2.5	$(0.2)	$0.1	$0.1	$2.3
Allowance for deferred taxes	—	3.4	—	—	3.4
2009
Allowance for doubtful accounts	$2.1	$0.3	$0.2	$0.3	$2.5
Allowance for deferred taxes	—	—	—	—	—

(a) Charges for which allowances were created.
(b) Primarily related to acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: February 29, 2012	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2012.

By	/s/ R. Scott Trumbull
R. Scott Trumbull
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Jerome D. Brady
Jerome D. Brady
Director

/s/ David T. Brown
David T. Brown
Director

/s/ David A. Roberts
David A. Roberts
Director

/s/ Thomas R. VerHage
Thomas R. VerHage
Director

/s/ David M. Wathen
David M. Wathen
Director

/s/ Thomas L. Young
Thomas L. Young
Director

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
10.5
First Amendment to the Franklin Electric Co., Inc. Nonemployee Directors’ Deferred Compensation Plan dated February 19, 2010 (incorporated by reference to Exhibit 10.5 of the Company's Form 10-K for the fiscal year ended January 1, 2011)*

10.6	Second Amendment to the Franklin Electric Co., Inc. Nonemployee Directors' Deferred Compensation Plan dated May 6, 2011 (filed herewith)*
10.7	Amended and Restated Franklin Electric Co., Inc. Pension Restoration Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed for the fiscal year ended January 3, 2009)*
10.8	Franklin Electric Co., Inc. Deferred Compensation Plan effective December 12, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 17, 2008)*
10.9
Employment Agreement dated December 3, 2002 between the Company and Scott Trumbull and amended on February 18, 2009 and March 2, 2010 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended December 28, 2002; Exhibit 10.6 of the Company’s Form 10-K for the fiscal year ended January 3, 2009; and Exhibit 10.7 of the Company’s Form 10-K for the fiscal year ended January 3, 2010)*

10.10
Amended Employment Agreement dated December 20, 2002 between the Company and Gregg C. Sengstack and amended on July 25, 2008 and February 20, 2009 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the fiscal year ended December 28, 2002; Exhibit 10.1 of the Company’s Form 8-K dated July 23, 2005; and Exhibit 10.7 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)*

10.11
Employment Agreement dated as of April 14, 2008 between the Company and John J. Haines and amended on February 18, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 7, 2008 and Exhibit 10.8 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)*

10.12
Form of Confidentiality and Non-Compete Agreement between the Company and R. Scott Trumbull, Gregg C. Sengstack, Daniel J. Crose, Robert J. Stone, Thomas J. Strupp, Delancey W. Davis and John J. Haines (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.13
Form of Employment Security Agreement between the Company and DeLancey W. Davis, Daniel J. Crose, Robert J. Stone, and Thomas J. Strupp (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 17, 2008)*

10.14	Executive Officer Annual Incentive Cash Bonus Program (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*
10.15	Franklin Electric Co., Inc. Management Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Shareholders held April 30, 2010)*

10.16	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 2, 2005)*
10.17	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended April 2, 2005)*
10.18	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K for the fiscal year ended December 31, 2005)*
10.19	Form of Restricted Stock Agreement for Director Employees (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the fiscal year ended December 31, 2005)*
10.20	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K for the fiscal year ended December 30, 2006)*
10.21	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended April 4, 2009)*
10.22	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended April 4, 2009)*
10.23	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended April 4, 2009)*
10.24
$120,000,000 Amended and Restated Credit Agreement dated December 14, 2006, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 2.04 of the Company’s Form 8-K filed on December 21, 2006)

10.25
Amendment No. 1 to the $120,000,000 Amended and Restated Credit Agreement, dated February 26, 2008, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)

10.26
Amendment No. 2 to the $120,000,000 Amended and Restated Credit Agreement, dated February 26, 2008, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 10.20 of the Company's Form 8-K filed on December 15, 2011)

10.27
Second Amended and Restated Note Purchase and Private Shelf Agreement dated September 9, 2004 between the Company and the Prudential Insurance Company of America and others (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended October 2, 2004)

10.28
Amendment and PruShelf Renewal and Extension, dated April 9, 2007, between the Company and Prudential Insurance Company of America and others (incorporated by reference to the Company’s Form 8-K filed on May 3, 2007)

10.29
Amendment No. 2 to the Second Amended and Restated Note Purchase and Private Shelf Agreement, dated February 26, 2008, between the Company and the Prudential Insurance Company of America and others (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)

10.30
Amendment No. 3 to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated July 22, 2010 between the Company and Prudential Insurance Company of America and others (incorporated by reference to Company’s Form 10-Q for the quarter ended July, 3, 2010)

10.31
Amendment No. 4 to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated July 22, 2010 between the Company and Prudential Insurance Company of America and others (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 15, 2011)

18.1
Franklin Electric Co., Inc. and Subsidiaries Preferability Letter from Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 of the Company's Form 10-Q for the quarter ended April 2, 2011)

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