Form 10-Q
period 2012-03-31
FRANKLIN ELECTRIC CO INC
filed 2012-05-10
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 30, 2012
$.10 par value	23,437,493 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)	First Quarter Ended
	March 31, 2012	April 2, 2011

Net sales	$201,924	$185,331
Cost of sales	135,652	124,800
Gross profit	66,272	60,531
Selling, general, and administrative expenses	45,347	44,150
Restructuring (income)/expense	(73)	418
Operating income	20,998	15,963
Interest expense	(2,588)	(2,206)
Other income/(expense)	13,534	1,619
Foreign exchange income/(expense)	(298)	(421)
Income before income taxes	31,646	14,955
Income taxes	8,485	4,053
Net income	$23,161	$10,902
Less: Net income attributable to noncontrolling interests	(115)	(223)
Net income attributable to Franklin Electric Co., Inc.	$23,046	$10,679
Income per share:
Basic	$0.99	$0.46
Diluted	$0.96	$0.45
Dividends per common share	$0.14	$0.13

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	First Quarter Ended
	March 31, 2012	April 2, 2011

Net income	$23,161	$10,902
Other comprehensive income, before tax:
Foreign currency translation adjustments	11,214	10,527
Employee benefit plan activity	587	908
Other comprehensive income	$11,801	$11,435
Income tax related to items of other comprehensive income	(230)	(356)
Other comprehensive income, net of tax	$11,571	$11,079
Comprehensive income	$34,732	$21,981
Comprehensive income attributable to noncontrolling interest	163	(1,093)
Comprehensive income attributable to Franklin Electric Co., Inc.	$34,895	$20,888

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$98,936	$153,337
Receivables, less allowances of $3,153 and $2,964, respectively	119,511	78,435
Inventories:
Raw material	72,270	49,615
Work-in-process	18,450	16,047
Finished goods	95,818	76,031
	186,538	141,693
Deferred income taxes	12,060	11,853
Other current assets	19,050	15,165
Total current assets	436,095	400,483

Property, plant and equipment, at cost:
Land and buildings	88,579	85,623
Machinery and equipment	195,596	186,525
Furniture and fixtures	25,401	24,332
Other	14,043	13,059
	323,619	309,539
Less: Allowance for depreciation	(171,297)	(163,130)
	152,322	146,409
Asset held for sale	1,100	1,300
Intangible assets	139,744	94,538
Goodwill	195,258	168,846
Other assets	7,195	17,954
Total assets	$931,714	$829,530

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$68,516	$45,481
Accrued expenses	50,878	58,692
Income taxes	2,050	5,946
Current maturities of long-term debt and short-term borrowings	20,381	13,978
Total current liabilities	141,825	124,097
Long-term debt	151,254	150,000
Deferred income taxes	39,929	15,348
Employee benefit plans	67,684	68,746
Other long-term liabilities	39,356	15,494

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	4,889	5,407

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (23,438 and 23,339, respectively)	2,343	2,333
Additional capital	148,870	144,609
Retained earnings	370,321	350,457
Accumulated other comprehensive loss	(37,415)	(49,264)
Total shareowners' equity	484,119	448,135
Noncontrolling interest	2,658	2,303
Total equity	486,777	450,438
Total liabilities and equity	$931,714	$829,530

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	First Quarter Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$23,161	$10,902
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,158	5,840
Share-based compensation	982	1,174
Deferred income taxes	5,592	803
(Gain)/loss on disposals of plant and equipment	(322)	372
Gain on equity investment	(12,212)	—
Asset impairment	200	—
Foreign exchange expense	298	421
Excess tax from share-based payment arrangements	(731)	(104)
Changes in assets and liabilities, net of acquisitions:
Receivables	(25,395)	(26,720)
Inventory	(18,199)	(13,712)
Accounts payable and accrued expenses	(1,637)	(454)
Income taxes	(3,344)	2,131
Employee benefit plans	(693)	(8,337)
Other	(2,841)	(3,443)
Net cash flows from operating activities	(28,983)	(31,127)
Cash flows from investing activities:
Additions to property, plant, and equipment	(4,170)	(3,242)
Proceeds from sale of property, plant, and equipment	1,204	—
Cash paid for acquisitions, net of cash acquired	(27,862)	—
Net cash flows from investing activities	(30,828)	(3,242)
Cash flows from financing activities:
Proceeds from issuance of debt	3,759	—
Repayment of debt	(1,739)	(43)
Proceeds from issuance of common stock	2,613	1,082
Excess tax from share-based payment arrangements	731	104
Purchases of common stock	(30)	(4,068)
Dividends paid	(3,152)	(3,024)
Net cash flows from financing activities	2,182	(5,949)
Effect of exchange rate changes on cash	3,228	3,038
Net change in cash and equivalents	(54,401)	(37,280)
Cash and equivalents at beginning of period	153,337	140,070
Cash and equivalents at end of period	$98,936	$102,790

Cash paid for income taxes	$6,245	$848
Cash paid for interest	$2,330	$2,206

Non-cash items:
Payable to seller of Pioneer Pump Holdings, Inc.	$1,698	$—
Pioneer Pump Holdings, Inc. liability for mandatory share purchase	$22,924	$—
Payable to seller of Impo Motor Pompa Sanayi ve Ticaret A.S.	$420	$—
Payable to seller of Healy Systems, Inc.	$—	$240
Additions to property, plant, and equipment, not yet paid	$4	$1,002

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2012, and for the first quarter ended March 31, 2012 and April 2, 2011, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the first quarter ended March 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011.

2. ACCOUNTING PRONOUNCEMENTS
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-12 Comprehensive Income. The new guidance indefinitely defers certain provisions of ASU 2011-5 Statement of Comprehensive Income that required companies to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and the statement in which other comprehensive income is presented. The deferral does not change the primary provisions of ASU 2011-5, as described below. The Company adopted ASU 2011-12 on a retrospective basis, effective January 1, 2012. As the ASU addressed only disclosure requirements, adoption of ASU 2011-12 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU 2011-8 Testing Goodwill for Impairment. The new guidance gives companies the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If the results of the qualitative assessment conclude that the fair value of the reporting unit is more likely than not less than the applicable carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be required. ASU 2011-8 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will consider adoption of the ASU during its annual impairment testing conducted in the fourth quarter. As the ASU addresses only the assessment of impairment, adoption of ASU 2011-8 is not expected to impact the Company's financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-5 Statement of Comprehensive Income. The new guidance requires companies to present net income and comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted ASU 2011-5 on a retrospective basis, effective January 1, 2012, presenting comprehensive income in a separate statement following the statement of income. As the ASU addressed only disclosure requirements, adoption of ASU 2011-5 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU 2011-4 Fair Value Measurement and Disclosure. The new guidance requires additional disclosures for Level 3 measurements including quantitative information about the significant unobservable inputs used in estimating fair value, a discussion of the sensitivity of the measurement to these inputs, and a description of the Company's valuation process. The Company adopted ASU 2011-4 on a prospective basis, effective January 1, 2012. As the ASU addressed only disclosure requirements, adoption of ASU 2011-4 did not have a material impact on the Company's financial position, results of operations, or cash flows.

3. ACQUISITIONS
In an agreement dated March 7, 2012, between the Company and Pioneer Pump Holdings, Inc. ("PPH"), the Company acquired an additional 39.5 percent of the outstanding shares of PPH, net of debt acquired, for approximately $30.3 million, subject to certain terms and conditions. The Company funded the acquisition with approximately $28.6 million in cash. A liability was recorded for the remaining purchase price amount of $1.7 million, which is expected to be paid during the second quarter of 2012. The Company previously held a 31.0 percent equity interest in PPH (see Note 6). As a result of the additional acquisition, the Company's total equity interest in PPH has increased to 70.5 percent resulting in the consolidation of PPH in the Company's financial statements. Accordingly, the original equity interest in PPH was remeasured to its fair value of $23.9 million as of March 7, 2012, based on the income approach which utilized management estimates and consultation with an independent third-party valuation firm. Inputs included an analysis of the enterprise value based on financial projections and ownership percentages. As a result, the Company recognized a one-time gain of $12.2 million in the "Other income/(expense)" line of the Company's condensed consolidated statement of income for the first quarter ended March 31, 2012.

The Company also entered into a further stock purchase agreement with the noncontrolling interest holders to purchase the remaining shares of PPH on or about, but no later than, March 31, 2015, for a purchase price based on a multiple of PPH's adjusted average earnings for 2013 and 2014 less net indebtedness. Accordingly, a resulting liability of $22.9 million was recorded in the "Other long-term liabilities" line of the Company's condensed consolidated balance sheet. The Company will recognize additional accretion charges for this liability in the "Interest expense" line of the Company's condensed consolidated statement of income.

PPH is the holding company for two wholly-owned subsidiaries, Pioneer Pump, Inc. ("PPI") located in Canby, Oregon, and Pioneer Pump, Ltd. ("PPL") located in Rattlesden, United Kingdom, which holds an additional subsidiary in Wadeville, Germiston, South Africa. PPH is a leader in the manufacture of large, engine-driven centrifugal pumps used for dewatering in oil and gas, municipal, construction, and mining applications.

The intangible assets of $45.2 million consist primarily of customer relationships, which will be amortized utilizing the straight line method over 17 to 19 years, and trademarks, which are classified as indefinite lived assets and will not be amortized.

The preliminary goodwill of $25.0 million consists primarily of expanding sales of packaged systems products and the recording of deferred taxes related to acquired assets. PPH's presence in the oil and gas market will also compliment the Company's initiative to introduce submersible pumping systems in this market. All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes.

The preliminary purchase price assigned to each major identifiable asset and liability was as follows:

(In millions)
Assets:
Cash acquired	$0.8
Current assets	38.8
Property, plant, and equipment	3.6
Intangible assets	45.2
Goodwill	25.0
Other assets	0.1
Total assets	113.5
Liabilities	(59.3)
Total	54.2
Less: Fair value of original equity interest	(23.9)
Total purchase price	$30.3
The fair value of the identifiable intangible assets and property, plant, and equipment are provisional amounts pending final valuations and purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation. Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations.  Transaction costs included in the "Selling, general, and administrative expenses" line of the Company’s condensed consolidated statement of income were $0.1 million for the first quarter ended March 31, 2012.

The results of operations of PPH were included in the Company's condensed consolidated statement of income, from the date of the latest acquisition by the Company of a controlling share in PPH through the first quarter ended March 31, 2012. The difference between actual sales for the Company and proforma annual sales including PPH as if it were acquired at the beginning of 2011 was not material as a component of the Company's consolidated sales for the first quarter ended March 31, 2012 and April 2, 2011, respectively. Due to the immaterial nature of the acquisition, the Company has not included full year proforma statements of income for the acquisition year and previous year.

The fair value of the identifiable intangible assets and property, plant, and equipment for the 2011 Impo Motor Pompa Sanayi ve Ticaret A.S. (“Impo”) acquisition are final as of the first quarter ended March 31, 2012.  The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation.  No adjustments were required as a result of the final valuation to the preliminary amounts previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

4. REDEEMABLE NONCONTROLLING INTERESTS
On May 2, 2011, the Company completed the acquisition of 80 percent of Impo. The noncontrolling interest holders have the option, which is embedded in the noncontrolling interest, to require the Company to redeem their ownership interests by May 2, 2014, three years after the original agreement was signed. The combination of a noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest.

The 20 percent noncontrolling interest in Impo is redeemable at other than fair value as the redemption value is determined based on a specified formula.  The noncontrolling interest becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of (1) the initial carrying amount, increased or decreased for each noncontrolling interest's share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.  As of March 31, 2012, the Impo redeemable noncontrolling interest was recorded at the carrying amount.

According to FASB ASC Topic 810, Consolidation and Emerging Issues Task Force ("EITF") Topic No. D-98, Classification and Measurement of Redeemable Securities, redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, then the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of fair value.  As the redeemable noncontrolling interest for Impo is recorded at the carrying amount, no adjustments were necessary for the first quarter ended March 31, 2012. Adjustments totaling $0.1 million resulting from the Company's previously held redeemable noncontrolling interest in Vertical S.p.A. ("Vertical") were necessary for the first quarter ended April 2, 2011. A resulting adjustment to the earnings per share computation was necessary (see Note 11). The noncontrolling interest in Vertical was redeemed by the Company in the fourth quarter of 2011.

5. FAIR VALUE MEASUREMENTS
FASB ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for defining, measuring, and disclosing fair value within an established framework and hierarchy. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs and to minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value within the hierarchy are as follows:

Level 1 – Quoted prices for identical assets and liabilities in active markets;

Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of March 31, 2012 and December 31, 2011, the assets measured at fair value on a recurring basis were as follows:

(In millions)	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$16.8	$16.8	$—	$—
Derivative assets	—	—	—	—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$17.1	$17.1	$—	$—
Derivative assets	0.1	—	0.1	—

The Company's Level 1 assets consist of cash equivalents which are comprised of domestic money market funds generally backed by treasury bills with fund prices readily observable and international high quality, highly liquid, bank guaranteed deposit accounts.

The Company's Level 2 assets consisted of derivatives in the form of foreign currency forward contracts. The values were based on observable market inputs including forward and spot exchange rates for currencies. The contracts were marked-to-market with the resulting adjustments included in the "Other current assets" line on the condensed consolidated balance sheet and the "Foreign exchange income/(expense)" line of the condensed consolidated statement of income. The contracts were initiated to favorably position the Company's foreign operations for future possible contingency payments.

As of March 31, 2012, and December 31, 2011, the assets and liabilities measured at fair value on a non-recurring basis were as set forth in the table below. The "Recognized Loss" amounts included in the table are accumulated totals since inception.

(In millions)	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$1.1	$—	$—	$1.1	$3.6
Impo contingent consideration	5.5	—	—	5.5	0.7

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$1.3	$—	$—	$1.3	$3.4
Impo contingent consideration	5.0	—	—	5.0	0.7

The Company's Level 3 assets consist of held for sale assets. The Company classified its former Siloam Springs manufacturing facility as held for sale and recorded the impairment as a restructuring expense on property, plant, and equipment during the second quarter of 2010. The current fair value reflects the sale price, less expected closing costs, at which the asset is currently under a letter of intent for sale that is expected to close during the first half of 2012. The valuation process utilized to generate the original listing price on the asset involved an appraisal, broker market commentary, and observation of recent comparable sales and current comparable listings. A listing price was selected that placed the property near the median of such values based on price per square foot. Accordingly, no unobservable inputs were a significant factor in the list price. Subsequent to this original valuation process, as a result of the passage of time, the price was reduced sequentially for price discovery in order for the transaction to clear at the highest price possible. The Company is unaware of alternative uses for the property that would be in excess of the sale price in the letter of intent.

The Company's Level 3 liabilities consist of an acquisition related contingent consideration. During the second quarter of 2011, the Company recorded $5.5 million (TL 8.5 million) of contingent consideration relating to the second quarter 2011 acquisition of Impo. The fair value of $5.5 million (TL 9.7 million) as of March 31, 2012, was based on the income approach which involved analyzing future earnings projections, the probability of Impo achieving specified financial targets, and a discount factor of 15.0 percent. The Company recognized the additional accretion charge in the "Interest expense" line of the condensed consolidated statement of income. An additional impact of $0.7 million was attributed to foreign exchange translation. The contingent consideration is included in the "Other long-term liabilities" line of the Company's condensed consolidated balance sheet.

6. OTHER ASSETS
In 2005, the Company acquired a 35.0 percent equity interest in PPI, which was accounted for using the equity method. During the first quarter of 2012, the shareholders of PPI and PPL contributed shares to form a new holding company, PPH, in exchange for equivalent value and control in PPH. As a result of this contribution, the Company's equity interest decreased to 31.0 percent of PPH. On March 7, 2012, the Company acquired a controlling interest in PPH, resulting in the consolidation of PPH in the Company's financial statements (see Note 3). The carrying amount of the original equity investment was $11.7 million as of March 6, 2012 and $11.0 million as of December 31, 2011.  The Company’s proportionate share of earnings, included in the “Other income/(expense)” line of the Company’s condensed consolidated statements of income, was $0.4 million through March 6, 2012 and $0.5 million for the first quarter ended April 2, 2011.

During the second quarter of 2011, the Company entered into a loan agreement with the parent of a customer.  The current maturity is included in the "Receivables" line and the long term portion is included in the "Other assets" line on the Company's condensed consolidated balance sheets. The agreement provides for interest on the loan at a variable market interest rate with the customer to repay the loan plus interest in semi-annual installments throughout the seven year term.  The Company has a long-term relationship with the customer and considers the loan fully collectible.

7. INTANGIBLE ASSETS AND GOODWILL
The carrying amounts of the Company's intangible assets are as follows:

(In millions)	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.8	$(5.4)	$7.8	$(5.4)
Supply agreements	4.4	(4.4)	4.4	(4.4)
Technology	7.5	(2.9)	7.5	(2.7)
Customer relationships	110.0	(18.4)	78.7	(17.1)
Software	1.0	(0.1)	1.2	—
Other	1.2	(1.1)	1.2	(1.1)
Total	$131.9	$(32.3)	$100.8	$(30.7)
Unamortized intangibles:
Trade names	40.1	—	24.4	—
Total intangibles	$172.0	$(32.3)	$125.2	$(30.7)

Amortization expense related to intangible assets for the first quarter ended March 31, 2012 and April 2, 2011, was $1.5 million and $1.2 million, respectively.

Amortization expense is projected as follows:

(In millions)	2012	2013	2014	2015	2016
	$6.9	$7.1	$7.1	$7.1	$7.1

The change in the carrying amount of goodwill by reporting segment for the first quarter ended March 31, 2012, is as follows:

(In millions)	Water Systems	Fueling Systems	Consolidated
Balance as of December 31, 2011	$109.9	$58.9	$168.8
Acquisitions	25.0	—	25.0
Adjustments to prior year acquisitions	—	—	—
Foreign currency translation	1.4	0.1	1.5
Balance as of March 31, 2012	$136.3	$59.0	$195.3

The acquired goodwill in the Water Systems segment for the first quarter ended March 31, 2012, related to the Company's acquisition of PPH.

8. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of March 31, 2012, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31 measurement date for these plans.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance benefits to domestic employees hired prior to 1992.

Effective for 2012, the Company redesigned certain U.S. retirement plan offerings. The redesign was completed in order to increase standardization of retirement plans among U.S. salaried employees and to reduce the expected cash funding volatility of retirement plans, while at the same time keeping in place a competitive retirement plan offering to attract and retain talent. The Company achieved this by freezing benefit accruals under both the Basic Pension Plan and the Cash Balance Plan as of December 31, 2011, with the exception of a certain limited number of Basic Pension Plan participants who will still accrue benefits over a five-year sunset period. Also effective December 31, 2011, the Cash Balance Plan was closed to new participants (the Basic Pension Plan was previously closed to new participants in 2006). As of January 1, 2012, the Company instituted a new service-based contribution, supplemental to the existing Company match for employees, into the defined contribution retirement plan offerings.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the first quarter ended March 31, 2012 and April 2, 2011, respectively:

(In millions)	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Service cost	$0.4	$0.9	$—	$—
Interest cost	2.1	2.6	0.1	0.2
Expected return on assets	(2.6)	(3.2)	—	—
Amortization of transition obligation	—	—	—	0.1
Prior service cost	—	—	0.1	—
Loss	0.5	1.0	—	—
Total net periodic benefit cost	$0.4	$1.3	$0.2	$0.3

In the first quarter ended March 31, 2012, the Company made contributions to the funded plans of $0.9 million. The amount of contributions to be made to the plans during calendar year 2012 will be finalized September 15, 2012 based upon the plans' year-end valuation at December 31, 2011 and the funding level required for the plan year ended December 31, 2011.

9. INCOME TAXES
The effective tax rate continues to be lower than the United States statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings taxed at rates below the U.S. statutory rate as well as recognition of foreign tax credits.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit.

As of the beginning of fiscal year 2012, the Company had gross unrecognized tax benefits of $5.6 million, excluding accrued interest and penalties.  The unrecognized tax benefits decreased by $0.2 million for state income tax liabilities based on evaluations made during first quarter of 2012.  The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $5.4 million as of March 31, 2012.

If recognized, the annual effective tax rate would be affected by the net unrecognized tax benefits of $5.1 million as of March 31, 2012.

Of the unrecognized tax benefits at March 31, 2012, $3.1 million are related to acquisitions for which indemnification was provided for in the respective purchase agreements.  The stock purchase agreements related to these acquisitions provide the Company with rights to recover tax liabilities related to pre-acquisition tax years from the sellers.  Other amounts are associated with domestic state tax issues, such as nexus, as well as other federal and state uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, the impact of which is immaterial.  The Company has accrued interest and penalties as of March 31, 2012 and December 31, 2011, of approximately $0.5 million, respectively.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With few exceptions, as of March 31, 2012, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2008.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the future expiration of a statute of limitation. Based on the current audits in process and pending statute expirations, the payment of taxes as a result could be up to $1.2 million.

10. DEBT
Debt consisted of the following:

(In millions)	March 31, 2012	December 31, 2011
Prudential Agreement - 5.79 percent	$150.0	$150.0
Capital leases	1.4	0.3
Subsidiary debt	20.3	13.7
	171.7	164.0
Less current maturities	(20.4)	(14.0)
Long-term debt	$151.3	$150.0

During the first quarter, the Company assumed $4.1 million of debt with the PPH acquisition. PPH has a short-term line of credit which expires in September 2012. Maximum borrowings available on the line of credit are $8.0 million. As of March 31, 2012, the outstanding balance on the line of credit was approximately $6.5 million. The line of credit is secured by all assets of the Company with an interest rate of the one month London Interbank Offered Rate ("LIBOR") plus 2.0%. PPH also has a term loan of $0.1 million with an interest rate of 6.97% payable in monthly installments. The debt at quarter end was included in the "Subsidiary debt" line of the above table.

The total estimated fair value of debt was $185.9 million and $179.2 million at March 31, 2012 and December 31, 2011, respectively.  The fair value assumed floating rate debt was valued at par. In the absence of quoted prices in active markets considerable judgment is required in developing estimates of fair value.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long term debt the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as a Level 2 within the valuation hierarchy.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$170.3	$20.2	$0.1	$—	$30.0	$30.0	$90.0
Capital leases	1.4	0.2	—	0.2	—	1.0	—
	$171.7	$20.4	$0.1	$0.2	$30.0	$31.0	$90.0

11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	First Quarter Ended
	March 31, 2012	April 2, 2011
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$23.0	$10.7
Less: Undistributed earnings allocated to redeemable non-controlling interest	—	0.1
	$23.0	$10.6
Denominator:
Basic
Weighted average common shares	23.4	23.2
Diluted
Effect of dilutive securities:
Employee and director incentive stock options and awards	0.5	0.5
Adjusted weighted average common shares	23.9	23.7
Basic earnings per share	$0.99	$0.46
Diluted earnings per share	$0.96	$0.45
Anti-dilutive stock options	—	0.2
Anti-dilutive stock options price range – low	$43.43	$43.43
Anti-dilutive stock options price range – high	$43.43	$48.87

12. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the three months ended March 31, 2012:

(In thousands)
Description	Common	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interest
Balance as of December 31, 2011	$2,333	$144,609	$350,457	$(47,219)	$(2,045)	$2,303	$450,438	$5,407
Net income			23,046			68	23,114	47
Dividends on common stock			(3,152)				(3,152)
Common stock issued	10	2,603					2,613
Common stock repurchased or received for stock options exercised	—		(30)				(30)
Share-based compensation	—	982					982
Tax benefit of stock options exercised		676					676
Currency translation adjustment					11,492	287	11,779	(565)
Pension liability, net of taxes				357			357
Balance as of March 31, 2012	$2,343	$148,870	$370,321	$(46,862)	$9,447	$2,658	$486,777	$4,889

13. SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

	First Quarter Ended		First Quarter Ended
(In millions)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	Net sales to external customers		Operating income (loss)
Water Systems	$165.0	$147.2	$26.8	$21.5
Fueling Systems	36.9	38.1	5.6	5.3
Other	—	—	(11.4)	(10.8)
Consolidated	$201.9	$185.3	$21.0	$16.0

	March 31, 2012	December 31, 2011
	Total assets
Water Systems	$680.7	$535.3
Fueling Systems	226.9	222.2
Other	24.1	72.0
Consolidated	$931.7	$829.5

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

The Company believes that there is no reasonable basis for the amount of penalties claimed in the SMAQMD and SCAQMD suits.  The Company has answered the SMAQMD and SCAQMD complaints, as well as the CARB complaint, denying liability and asserting affirmative defenses. Discovery in all these cases commenced but has been stayed until October 31, 2012, and the consolidated CARB and SCAQMD cases are set for trial on December 17, 2012.

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

At March 31, 2012, the Company had $22.2 million of commitments primarily for the purchase of machinery and equipment, and building expansions.

The Company provides warranties on most of its products. The warranty terms vary but are generally two years from date of manufacture or one year from date of installation. In 2007, the Company began offering an extended warranty program to certain Water Systems customers which provides warranty coverage up to five years from the date of manufacture. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. The Company actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The Company believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses" line of the Company's condensed consolidated balance sheet for the three months ended March 31, 2012, are as follows:

(In millions)
Beginning balance	$9.9
Accruals related to product warranties	1.3
Additions related to acquisitions	0.3
Reductions for payments made	(1.7)
Ending balance	$9.8

15. SHARE-BASED COMPENSATION
On May 4, 2012, the Franklin Electric Co., Inc. 2012 Stock Plan (the “Stock Plan”) was approved by the Company’s shareholders.  The Board of Directors of the Company had approved the Stock Plan on February 24, 2012. Under the Stock Plan, employees and non-employee directors may be granted stock options or awards of stock or stock units.  The Stock Plan authorizes 1,200,000 shares for issuance as follows:

Authorized Shares
Options	840,000
Awards	360,000

The Company currently issues new shares from its common stock balance to satisfy option exercises and stock and stock unit awards under the stock plans.

Stock Options:
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first quarter ended April 2, 2011, are as follows:

April 2, 2011
Risk-free interest rate	2.49%
Dividend yield	1.23%
Weighted-average dividend yield	1.07%
Volatility factor	0.431
Weighted-average volatility	0.432
Expected term	6.3 years
Forfeiture rate	3.59%

There were no stock options granted during the first quarter ended March 31, 2012.

A summary of the Company’s outstanding stock option activity and related information for the first quarter ended March 31, 2012 and April 2, 2011, is as follows:

(Shares in thousands)	March 31, 2012		April 2, 2011
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,569	$29.66	1,817	$27.95
Granted	—	—	113	43.43
Exercised	(97)	26.91	(38)	28.06
Forfeited	(16)	48.87	—	—
Outstanding at end of period	1,456	$29.88	1,892	$28.87
Expected to vest after applying forfeiture rate	1,446	$29.89	1,863	$28.90
Vested and exercisable at end of period	1,178	$30.35	1,336	$29.83

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the first quarter ended March 31, 2012, is as follows:

Stock Options	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value (000’s)
Outstanding end of period	5.33	years	$27,948
Expected to vest after applying forfeiture rate	5.31	years	$27,741
Vested and exercisable end of period	4.75	years	$22,049

The total intrinsic value of options exercised during the first quarter March 31, 2012 and April 2, 2011, was $2.3 million and $0.6 million, respectively.

As of March 31, 2012, there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans related to stock options.  That cost is expected to be recognized over a weighted-average period of 1.61 years.

Stock Awards:
A summary of the Company’s outstanding restricted stock award activity and related information for the first quarter ended March 31, 2012 and April 2, 2011, is as follows:

(Shares in thousands)	March 31, 2012		April 2, 2011
Stock Awards	Shares	Weighted-Average Grant- Date Fair Value	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	172	$34.47	128	$31.86
Awarded	4	53.52	68	43.40
Vested	(2)	32.20	(21)	47.53
Forfeited	(3)	36.69	(1)	29.89
Non-vested at end of period	171	$34.91	174	$34.47

As of March 31, 2012, there was $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans related to stock awards.  That cost is expected to be recognized over a weighted-average period of 2.22 years.

16. RESTRUCTURING
In June 2011, the Company announced Phase IV of the Global Manufacturing Realignment Program. The Company transferred approximately 260,000 annual man hours of manufacturing activity from the Oklahoma City, Oklahoma facility primarily to the Linares, Mexico facility with a small portion transferred to another Oklahoma City based facility. Transfers related to the Oklahoma City facility were substantially complete at the end of the first quarter 2012. The Company also expects to incur miscellaneous expenses associated with realignments and movements of manufacturing and distribution facilities in a variety of international locations, including the relocation to a new manufacturing facility in Joinville, Brazil.

The Company has estimated the pretax charge for Phase IV to be between $2.6 million and $5.2 million, of which $1.2 million to $3.5 million is for closing the Oklahoma City manufacturing facility. Charges related to Phase IV began in the second quarter of 2011 and will substantially end in the fourth quarter 2012 and include severance, pension curtailments, asset write-offs, and equipment relocation. The Company expects approximately 50.0 to 60.0 percent of the charges will be non-cash.

Costs incurred in the first quarter ended March 31, 2012, included in the “Restructuring expense” line of the Company's condensed consolidated statement of income, are as follows:

(In millions)	First Quarter Ended
	March 31, 2012
	Water Systems	Fueling Systems	Other	Consolidated
Equipment relocations	$0.1	$—	$—	$0.1
Asset write-off	0.2	—	—	0.2
Asset sale	(0.4)	—	—	(0.4)
Total	$(0.1)	$—	$—	$(0.1)

Restructuring expense of $0.4 million was incurred in the first quarter ended April 2, 2011, primarily for the Water Systems realignment.

As of March 31, 2012 and April 2, 2011, there were no restructuring reserves.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales and earnings for the first quarter of 2012 were up from the same quarter last year.  The sales increase was primarily related to the Company's acquisitions, PPH and Impo, as well as sales volume and price increases. The Company's consolidated gross profit was $66.3 million for the first quarter of 2012, an increase of $5.8 million or about 10 percent from the first quarter of 2011.

The Company's first quarter 2012 earnings include a gain on the previously held equity investment in PPH as indicated in the announcement made on March 7, 2012, regarding the acquisition of a controlling interest in PPH. This gain, included in "Other income/(expense)" in the Company's statement of income, represents about $12 million of pre-tax earnings or $0.37 of earnings per share. Consistent with the terms of the stock purchase agreement between the Company and the minority shareholders of PPH and current GAAP guidance, the Company has included the liability to purchase the remaining shares, representing about 30 percent of the outstanding PPH stock, in "Other long-term liabilities".

RESULTS OF OPERATIONS

Net Sales
Net sales for the first quarter of 2012 were $201.9 million, an increase of $16.6 million or 9 percent compared to 2011 first quarter sales of $185.3 million.  The incremental impact of sales from businesses acquired during the last 12 months was $13.1 million or about 7 percent.  Sales revenue decreased by $4.2 million or about 2 percent in the first quarter of 2012 due to foreign currency translation. The sales change for the first quarter of 2012, excluding acquisitions and foreign currency translation, was an increase of $7.7 million or about 4 percent.

(In millions)	Q1 2012	Q1 2011	2012 v 2011
	Net Sales
Water Systems	$165.0	$147.2	$17.8
Fueling Systems	36.9	38.1	(1.2)
Consolidated	$201.9	$185.3	$16.6

Net Sales-Water Systems
Water Systems revenues were $165.0 million in the first quarter 2012, an increase of $17.8 million or about 12 percent versus the first quarter 2011. Sales from businesses acquired during the last 12 months were $13.1 million or 9 percent. Excluding sales from acquisitions, first quarter 2012 sales were $151.9 million or an increase of about 3 percent. Water Systems sales were reduced by $3.9 million in the quarter due to foreign exchange impacts as the U.S. dollar strengthened against many international currencies. Water Systems organic growth, which excludes sales from acquisitions and the impact of foreign currency translation, was 6 percent.

Water Systems sales in the U.S. and Canada were 36 percent of consolidated sales and grew by 6 percent compared to the first quarter prior year. Sales of pumping systems for industrial and irrigation applications continued to grow rapidly as economic conditions for the U.S. farm sector remain favorable. Sales of pumping systems for residential and light commercial ground water also grew at a double digit pace compared to the first quarter prior year due primarily to ongoing market share gains. Wastewater pump sales in the U.S. and Canada declined as the mild and dry winter weather reduced demand for sump pumps compared to the prior year.

Water Systems sales in Latin America were about 15 percent of consolidated sales for the quarter and grew by 7 percent compared to the prior year. Sales increased by about 12 percent over the prior year quarter excluding the impact of foreign currency translation. Sales in Latin America were led primarily by double digit growth in Mexico, Argentina, and Chile while Brazil experienced low single digit growth.

Water Systems sales in the Asia Pacific region were 8 percent of consolidated sales and grew by 20 percent compared to the first quarter prior year. Asia Pacific sales growth was strong across the entire geographic region.

Water Systems sales in EMENA, which is Europe, the Middle East, and North Africa, were 14 percent of consolidated sales and grew by 17 percent compared to the first quarter 2011. EMENA sales volume declined by about 6 percent from last year's first quarter excluding the impact of acquisitions and foreign currency translation, primarily due to weak economic conditions in Europe and political turmoil disrupting export shipments to several key markets in Northern Africa.

Water Systems sales in Southern Africa represented 5 percent of consolidated sales during the first quarter and were down 10 percent compared to the same quarter of the prior year. Sales decreased by about 1 percent from last year's first quarter excluding the impact of foreign currency translation.

Net Sales-Fueling Systems
Fueling Systems sales were $36.9 million or 18 percent of consolidated sales in the first quarter 2012 and decreased about 3 percent from the first quarter 2011. Fueling Systems sales increased in the United States, Canada, Latin America, and China but declined in Europe, the Middle East, and Africa. While general economic conditions were a factor in the Fueling Systems sales decline in Europe, a major factor was the timing of orders between the first quarter and the second quarter by a few large distributors in Africa and the Middle East.

Fueling Systems growth in the back half of 2012 could be impacted by availability of Nylon 12 resin material which is a component of a portion of the Company's underground pipe product line. The affected portions of this product line represent less than 3 percent of the Company's consolidated sales. The world supply of Nylon 12 has been curtailed by a major disruption in one of the largest refining facilities for this resin. The Company has sufficient supplies to last into the third quarter of 2012 and is exploring a number of options for obtaining more or utilizing an alternative material.

Cost of Sales
Cost of sales as a percent of net sales for the first quarter of 2012 and 2011 was 67.2 percent and 67.3 percent, respectively. Correspondingly, the gross profit margin increased to 32.8 percent from 32.7 percent, a 10 basis point improvement. The gross profit margin improvement was due to leveraging fixed costs on higher sales, partially offset by higher material costs.  Direct materials as a percentage of sales increased by 30 basis points compared to the first quarter last year.  The Company's consolidated gross profit was $66.3 million for the first quarter of 2012, up $5.8 million from the gross profit of $60.5 million in the first quarter of 2011.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $45.3 million in the first quarter of 2012 compared to the $44.1 million from the first quarter of 2011, an increase of about 3 percent. All of the increase can be attributed to businesses acquired in the last 12 months.

Restructuring Expenses
Restructuring expenses for the first quarter of 2012 were $(0.1) million and had no impact on diluted earnings per share. Restructuring expenses in the first quarter of 2012 resulted from a gain on the sale of land the Company had previously held for development, but that was subsequently sold in the first quarter of 2012. Restructuring expenses for the first quarter of 2011 were $0.4 million and reduced diluted earnings per share by approximately $0.01. Restructuring expenses last year included the additional write-down of assets to market values from the closing of the Siloam Springs, Arkansas, manufacturing facility.

Operating Income
Operating income was $21.0 million in the first quarter of 2012, up $5.0 million or 31 percent from $16.0 million for the first quarter 2011.

(In millions)	Q1 2012	Q1 2011	2012 v 2011
	Operating income (loss)
Water Systems	$26.8	$21.5	$5.3
Fueling Systems	5.6	5.3	0.3
Other	(11.4)	(10.8)	(0.6)
Consolidated	$21.0	$16.0	$5.0

There were a number of specific items in the first quarter of 2012 and 2011 that impacted operating income that were not operational in nature. In 2012 they were as follows:

•	In the first quarter of 2012, there was $0.4 million of acquisition related costs with the PPH transaction.

•	The first quarter of 2012 included a gain of $0.1 million in restructuring charges, as described above.

In 2011 they were as follows:

•
In the first quarter of 2011, Fueling Systems incurred a $0.7 million pretax expense as the result of a revised accrual for claims made by the California Air Resources Board (CARB) and local air districts in California.

•	The first quarter of 2011 included $0.4 million of restructuring charges, as described above.

The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of operating income after non-GAAP adjustments and percent operating income after non-GAAP adjustments to net sales (or operating income margin after non-GAAP adjustments).  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the First Quarter 2012
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$26.8	$5.6	$(11.4)	$21.0
% Operating Income To Net Sales	16.2%	15.2%		10.4%

Non-GAAP Adjustments:
Restructuring	$(0.1)	$—	$—	$(0.1)
Legal matters	$—	$—	$—	$—
Acquisition related items	$0.4	$—	$—	$0.4
Operating Income after Non-GAAP Adjustments	$27.1	$5.6	$(11.4)	$21.3
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	16.4%	15.2%		10.5%

	For the First Quarter 2011
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$21.5	$5.3	$(10.8)	$16.0
% Operating Income To Net Sales	14.6%	13.9%		8.6%

Non-GAAP Adjustments:
Restructuring	$0.4	$—	$—	$0.4
Legal matters	$—	$0.7	$—	$0.7
Acquisition related items	$—	$—	$—	$—
Operating Income after Non-GAAP Adjustments	$21.9	$6.0	$(10.8)	$17.1
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	14.9%	15.7%		9.2%

Operating Income-Water Systems
Water Systems operating income was $26.8 million in the first quarter of 2012, an increase of 25 percent versus the first quarter of 2011. Water Systems operating income after non-GAAP adjustments was $27.1 million in the first quarter of 2012, an increase of 24 percent versus the first quarter of 2011. The first quarter operating income margin after non-GAAP adjustments was 16.4 percent and increased by 150 basis points compared to the 14.9 percent in the first quarter of 2011. This increase was primarily a result of operating leverage on higher sales and selling price increases more than offsetting the impact of increased raw material costs.

Operating Income-Fueling Systems
Fueling Systems operating income was $5.6 million in the first quarter of 2012 compared to $5.3 million in the first quarter of 2011, an increase of 6 percent. Fueling Systems operating income after non-GAAP adjustments was $5.6 million in the first quarter of 2012 compared to $6.0 million after non-GAAP adjustments in the first quarter of 2011, a decrease of 7 percent. The first quarter operating income margin after non-GAAP adjustments was 15.2 percent and decreased by 50 basis points compared to the 15.7 percent of net sales in the first quarter 2011. Operating income margin after non-GAAP adjustments declined in Fueling Systems primarily due to lower sales volume.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses increased due to higher systems and finance expenses.

Interest Expense
Interest expense for the first quarter of 2012 and 2011 was $2.6 million and $2.2 million, respectively.

Other Income or Expense
Other income or expense was a gain of $13.5 million in the first quarter of 2012 and a gain of $1.6 million in the first quarter of 2011.  Included in other income in the first quarter of 2012 was a gain worth $12.2 million due to the acquisition of a controlling interest in PPH. The gain on the original investment the Company had held in PPH arises as a result of a new enterprise valuation of the PPH entity that is then compared to the book value of the equity investment the Company had previously made in PPH. Also included in other income for the first quarter of 2012 was income from equity investments of $0.6 million and interest income of $0.8 million, primarily derived from the investment of cash balances in short-term securities.

During the first quarter of 2011, in conjunction with the Impo acquisition, the Company entered into a forward purchase contract for Turkish lira for a portion of the estimated acquisition price.  The contract was outstanding as of the end of the first quarter 2011 and resulted in a pre-tax gain included in other income of approximately $0.6 million.  Also included in other income for the first quarter of 2011 was income from equity investments of $0.5 million and interest income of $0.4 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first quarter of 2012 of $0.3 million. The loss was primarily due to rate changes in several European currencies, primarily the Czech koruna and euro, relative to the U.S. dollar, partially offset by gains from the Mexican peso.  Foreign currency-based transactions produced a loss for the first quarter of 2011 of $0.4 million. The loss was primarily due to Czech koruna and euro rate changes relative to the U.S. dollar, partially offset by gains from the Canadian dollar.

Income Taxes
The provision for income taxes in the first quarter of 2012 and 2011 was $8.5 million and $4.1 million, respectively. The effective tax rate for Q1 2012 was about 27 percent, which the Company believes is also a reasonable estimate for full year 2012. The projected tax rate is consistent with the 2011 tax rate and lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand, and available credit.

Net Income
Net income for the first quarter of 2012 was $23.2 million compared to 2011 first quarter net income of $10.9 million.  Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2012 was $23.0 million, or $0.96 per diluted share, compared to 2011 first quarter net income attributable to Franklin Electric Co., Inc. of $10.7 million or $0.45 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY
The Company's primary sources of liquidity are cash on hand, cash flows from operations, and funds available under its committed, unsecured, revolving credit agreement maturing on December 14, 2016 (the “Agreement”) in the amount of $150.0 million, and its amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with $150.0 million of notes issued thereunder beginning to mature in 2015. As of March 31, 2012, the Company had no amounts outstanding and $147.0 million of borrowing capacity under the Agreement, as $3.0 million in letters of credit were outstanding, and $50.0 million of borrowing capacity available under the Prudential Agreement. The Prudential Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances, and investments.

The Agreement contains customary affirmative and negative covenants. The affirmative covenants include financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws, and most favored lender obligations. The affirmative covenants also include financial covenants with a maximum leverage ratio of 3.50 to 1.00 and an interest coverage ratio equal to or greater than 3.00 to 1.00. The negative covenants include limitations on loans or advances, investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales, and transfers of assets. As of March 31, 2012 and December 31, 2011, the Company was in compliance with all covenants.

The Company has broken ground on a new Global Corporate Headquarters and Engineering Center of Excellence on property it has acquired in the Fort Wayne, Indiana, metropolitan area.  The approximately 110,000 square foot building is expected to be completed by mid-2013.  Preliminary estimates for the land acquisition and improvement and building construction costs, without giving effect to any economic development incentives, are in the range of approximately $32.0 to $36.0 million.

At March 31, 2012, the Company had $98.9 million of cash on hand at various locations worldwide. Approximately one third of the cash on hand was in the U.S. and readily accessible. On a regular basis, the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Cash investments worldwide are invested according to a written policy and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority. Also, historically the Company has generally sourced inputs and sold outputs both in the local currency of operations on a country by country basis, thereby insulating local cash balances from currency volatility.

Net use of cash from operating activities was $29.0 million for the three months ended March 31, 2012, compared to $31.1 million for the three months ended April 2, 2011. Net income was up significantly over first quarter 2011, even without regard to the non-cash gain on PPH. Receivables and inventory were a $43.6 million use of cash in the first three months of 2012 compared to a $40.4 million use of cash in 2011.

Net cash used in investing activities was $30.8 million for the three months ended March 31, 2012, compared to $3.2 million for the three months ended April 2, 2011. The primary increase was due to the acquisition of PPH acquired for $27.9 million net of cash acquired. The acquisition was funded with cash on hand. The Company expects 2012 and 2013 amounts to be elevated primarily due to the Global Corporate Headquarters and Engineering Center of Excellence project and the new manufacturing facility in Brazil. The Company has available to it an attractive source of project related financing that it may choose to use to partially finance the Global Corporate Headquarters. In evaluating potential future acquisitions that impact cash from investing, generally speaking the Company reviews opportunities with an emphasis on increasing global distribution and also with an emphasis on adding complementary product lines that can be effectively marketed through existing global distribution.

Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2012, compared to a use of cash of $5.9 million for the three months ended April 2, 2011. The primary increase in the first quarter 2012 was the new PPH debt of $2.6 million, net of repayments, whereas the primary decrease in first quarter 2011 was the repurchase of 99,000 shares of the Company's common stock for $4.1 million pursuant to the Company's stock repurchase program.

Effective for 2012, the Company redesigned certain U.S. retirement plan offerings. The redesign was completed in order to increase standardization of retirement plans among U.S. salaried employees and to reduce the expected cash funding volatility of retirement plans, while at the same time keeping in place a competitive retirement plan offering to attract and retain talent. The Company achieved this by freezing benefit accruals under both the Basic Pension Plan and the Cash Balance Plan as of December 31, 2011, with the exception of a certain limited number of Basic Pension Plan participants who will still accrue benefits over a five-year sunset period. Also effective December 31, 2011, the Cash Balance Plan was closed to new participants (the Basic Pension Plan was previously closed to new participants in 2006). As of January 1, 2012, the Company instituted a new service-based contribution, supplemental to the existing Company match for employees, into the defined contribution retirement plan offerings.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”  While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and in Exhibit 99.1 thereto.  Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company's exposure to market risk during the first quarter ended March 31, 2012. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

The Company believes that there is no reasonable basis for the amount of penalties claimed in the SMAQMD and SCAQMD suits.  The Company has answered the SMAQMD and SCAQMD complaints, as well as the CARB complaint, denying liability and asserting affirmative defenses. Discovery in all these cases commenced but has been stayed until October 31, 2012, and the consolidated CARB and SCAQMD cases are set for trial on December 17, 2012.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors set forth in Part I, Item 1A, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. The Company did not repurchase any shares under the plan in the first quarter of 2012. The maximum number of shares that may still be purchased under the Company plan as of March 31, 2012, is 1,400,913.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibits are set forth in the Exhibit Index located on page 33.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: May 10, 2012	By	/s/ R. Scott Trumbull
R. Scott Trumbull
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED MARCH 31, 2012

Number	Description
10.1	Deferred Compensation Plan for Certain Executive Officers, dated February 24, 2012 (incorporated by reference to the Company's Form 8-K filed on March 1, 2012)
10.2
Franklin Electric Co., Inc. 2012 Stock Plan (incorporated by reference to the Company's 2011 Proxy Statement for the Annual Meeting held on May 4, 2012, and included as Exhibit A to the Proxy Statement)*

10.3	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 4, 2012)*
10.4	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 4, 2012)*
10.5	Form of Restricted Stock Unit Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on May 4, 2012)*
10.6	Form of Restricted Stock Unit Agreement for Director Employees (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on May 4, 2012)*
10.7	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on May 4, 2012)*
10.8	Form of Restricted Stock Agreement for Director Employees (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on May 4, 2012)*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Management Contract, Compensatory Plan, or Arrangement