Form 10-Q
period 2012-06-30
FRANKLIN ELECTRIC CO INC
filed 2012-08-08
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 31, 2012
$.10 par value	23,377,808 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)	Second Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales	$246,696	$224,119	$448,619	$409,449
Cost of sales	162,358	146,904	298,006	271,708
Gross profit	84,338	77,215	150,613	137,741
Selling, general, and administrative expenses	46,769	43,931	92,121	88,077
Restructuring (income)/expense	59	501	(14)	919
Operating income	37,510	32,783	58,506	48,745
Interest expense	(2,362)	(2,406)	(4,951)	(4,612)
Other income/(expense)	452	949	13,987	2,568
Foreign exchange income/(expense)	(357)	(938)	(655)	(1,358)
Income before income taxes	35,243	30,388	66,887	45,343
Income taxes	10,001	8,381	18,486	12,433
Net income	$25,242	$22,007	$48,401	$32,910
Less: Net income attributable to noncontrolling interests	(435)	(357)	(550)	(580)
Net income attributable to Franklin Electric Co., Inc.	$24,807	$21,650	$47,851	$32,330
Income per share:
Basic	$1.06	$0.92	$2.05	$1.38
Diluted	$1.04	$0.91	$2.00	$1.35
Dividends per common share	$0.15	$0.14	$0.28	$0.27

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Second Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income	$25,242	$22,007	$48,401	$32,910
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(20,729)	3,658	(9,515)	14,185
Employee benefit plan activity	587	908	1,174	1,817
Other comprehensive income/(loss)	$(20,142)	$4,566	$(8,341)	$16,002
Income tax related to items of other comprehensive income	(230)	(356)	(460)	(712)
Other comprehensive income/(loss), net of tax	$(20,372)	$4,210	$(8,801)	$15,290
Comprehensive income	$4,870	$26,217	$39,600	$48,200
Comprehensive (income)/loss attributable to noncontrolling interest	(137)	(347)	26	(1,440)
Comprehensive income attributable to Franklin Electric Co., Inc.	$4,733	$25,870	$39,626	$46,760

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$86,250	$153,337
Receivables, less allowances of $2,921 and $2,964, respectively	127,092	78,435
Inventories:
Raw material	73,074	49,615
Work-in-process	18,686	16,047
Finished goods	102,140	76,031
	193,900	141,693
Deferred income taxes	12,401	11,853
Other current assets	17,842	15,165
Total current assets	437,485	400,483

Property, plant and equipment, at cost:
Land and buildings	85,010	85,623
Machinery and equipment	191,847	186,525
Furniture and fixtures	25,196	24,332
Other	17,198	13,059
	319,251	309,539
Less: Allowance for depreciation	(170,247)	(163,130)
	149,004	146,409
Asset held for sale	1,100	1,300
Intangible assets	133,659	94,538
Goodwill	193,282	168,846
Other assets	7,224	17,954
Total assets	$921,754	$829,530

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59,578	$45,481
Accrued expenses	54,200	58,692
Income taxes	2,455	5,946
Current maturities of long-term debt and short-term borrowings	21,181	13,978
Total current liabilities	137,414	124,097
Long-term debt	150,827	150,000
Deferred income taxes	40,269	15,348
Employee benefit plans	64,767	68,746
Other long-term liabilities	39,034	15,494

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	5,045	5,407

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (23,360 and 23,339, respectively)	2,336	2,333
Additional capital	153,822	144,609
Retained earnings	383,090	350,457
Accumulated other comprehensive loss	(57,489)	(49,264)
Total shareowners' equity	481,759	448,135
Noncontrolling interest	2,639	2,303
Total equity	484,398	450,438
Total liabilities and equity	$921,754	$829,530

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$48,401	$32,910
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,885	12,729
Share-based compensation	3,056	2,216
Deferred income taxes	6,538	(909)
(Gain)/loss on disposals of plant and equipment	(408)	1,021
Gain on equity investment	(12,212)	—
Asset impairment	420	—
Foreign exchange expense	655	1,358
Excess tax from share-based payment arrangements	(1,645)	(659)
Changes in assets and liabilities, net of acquisitions:
Receivables	(40,269)	(35,294)
Inventory	(30,155)	(11,282)
Accounts payable and accrued expenses	(1,160)	3,913
Income taxes	(1,842)	6,721
Employee benefit plans	(2,487)	(9,138)
Other	(958)	2,280
Net cash flows from operating activities	(19,181)	5,866
Cash flows from investing activities:
Additions to property, plant, and equipment	(11,456)	(8,213)
Proceeds from sale of property, plant, and equipment	1,149	307
Cash paid for acquisitions, net of cash acquired	(29,564)	(24,869)
Additional consideration for prior acquisition	—	(6,623)
Loan to customer	—	(3,340)
Proceeds from loan to customer	219	—
Net cash flows from investing activities	(39,652)	(42,738)
Cash flows from financing activities:
Proceeds from issuance of debt	21,742	—
Repayment of debt	(18,182)	(52)
Proceeds from issuance of common stock	4,582	3,423
Excess tax from share-based payment arrangements	1,645	659
Purchases of common stock	(8,687)	(10,629)
Dividends paid	(6,549)	(6,167)
Net cash flows from financing activities	(5,449)	(12,766)
Effect of exchange rate changes on cash	(2,805)	3,741
Net change in cash and equivalents	(67,087)	(45,897)
Cash and equivalents at beginning of period	153,337	140,070
Cash and equivalents at end of period	$86,250	$94,173

Cash paid for income taxes	$12,920	$2,744
Cash paid for interest, net of capitalized interest of $68 and $0, respectively	$4,539	$4,614

Non-cash items:
Pioneer Pump Holdings, Inc. liability for mandatory share purchase	$22,924	$—
Payable to seller of Impo Motor Pompa Sanayi ve Ticaret A.S.	$290	$5,232
Payable to seller of Healy Systems, Inc.	$—	$516
Additions to property, plant, and equipment, not yet paid	$87	$943

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2012, and for the second quarter and six months ended June 30, 2012 and July 2, 2011, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the second quarter and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011.

2. ACCOUNTING PRONOUNCEMENTS
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-12 Comprehensive Income. The new guidance indefinitely defers certain provisions of ASU 2011-5 Statement of Comprehensive Income that required companies to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and the statement in which other comprehensive income is presented. The deferral does not change the primary provisions of ASU 2011-5, as described below. The Company adopted ASU 2011-12 on a retrospective basis, effective January 1, 2012. As the ASU addressed only disclosure requirements, adoption of ASU 2011-12 did not have a material impact on the Company's results of operations, financial position, or cash flows.

In September 2011, the FASB issued ASU 2011-8 Testing Goodwill for Impairment. The new guidance gives companies the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If the results of the qualitative assessment conclude that the fair value of the reporting unit is more likely than not less than the applicable carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be required. ASU 2011-8 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will consider adoption of the ASU during its annual impairment testing conducted in the fourth quarter. As the ASU addresses only the assessment of impairment, adoption of ASU 2011-8 is not expected to impact the Company's results of operations, financial position, or cash flows.

In June 2011, the FASB issued ASU 2011-5 Statement of Comprehensive Income. The new guidance requires companies to present net income and comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted ASU 2011-5 on a retrospective basis, effective January 1, 2012, presenting comprehensive income in a separate statement following the statement of income. As the ASU addressed only disclosure requirements, adoption of ASU 2011-5 did not have a material impact on the Company's results of operations, financial position, or cash flows.

In May 2011, the FASB issued ASU 2011-4 Fair Value Measurement and Disclosure. The new guidance requires additional disclosures for Level 3 measurements including quantitative information about the significant unobservable inputs used in estimating fair value, a discussion of the sensitivity of the measurement to these inputs, and a description of the Company's valuation process. The Company adopted ASU 2011-4 on a prospective basis, effective January 1, 2012. As the ASU addressed only disclosure requirements, adoption of ASU 2011-4 did not have a material impact on the Company's results of operations, financial position, or cash flows.

3. ACQUISITIONS
In an agreement dated March 7, 2012, between the Company and Pioneer Pump Holdings, Inc. ("PPH"), the Company acquired an additional 39.5 percent of the outstanding shares of PPH, net of debt acquired, for approximately $30.3 million, subject to certain terms and conditions. The Company funded the acquisition with approximately $30.3 million in cash. The Company previously held a 31.0 percent equity interest in PPH (see Note 6). As a result of the additional acquisition, the Company's total equity interest in PPH increased to 70.5 percent, resulting in the consolidation of PPH in the Company's financial statements. Accordingly, the original equity interest in PPH was remeasured to its fair value of $23.9 million as of March 7, 2012, based on the income approach which utilized management estimates and consultation with an independent third-party valuation firm. Inputs included an analysis of the enterprise value based on financial projections and ownership percentages. As a result, the

Company recognized a one-time gain of $12.2 million in the "Other income/(expense)" line of the Company's condensed consolidated statement of income for the first quarter ended March 31, 2012.

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

The Company also entered into a further stock purchase agreement with the noncontrolling interest holders to purchase the remaining shares of PPH on or about, but no later than, March 31, 2015, for a purchase price based on a multiple of PPH's adjusted average earnings for 2013 and 2014 less net indebtedness. Accordingly, a resulting liability of $22.9 million was recorded in the "Other long-term liabilities" line of the Company's condensed consolidated balance sheet. Any required adjustments to the liability will be recorded in the "Interest expense" line of the Company's condensed consolidated statement of income. The mandatory share purchase liability remained recorded at the initial carrying amount as of June 30, 2012. As a result, no adjustments were necessary for the second quarter and six months ended June 30, 2012.

The intangible assets of $43.9 million consist primarily of customer relationships, which will be amortized utilizing the straight line method over 17 to 19 years, and trademarks, which are classified as indefinite lived assets and will not be amortized.

The preliminary goodwill of $26.3 million consists primarily of expanding sales of packaged systems products and the recording of deferred taxes related to acquired assets. PPH's presence in the oil and gas market will also complement the Company's initiative to introduce submersible pumping systems in this market. All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes. Preliminary goodwill increased by $1.3 million during the second quarter ended June 30, 2012, due to purchase accounting adjustments to intangible assets resulting from additional information provided for the provisional valuation.

The preliminary purchase price assigned to each major identifiable asset and liability was as follows:

(In millions)
Assets:
Cash acquired	$0.8
Current assets	38.2
Property, plant, and equipment	3.6
Intangible assets	43.9
Goodwill	26.3
Other assets	0.1
Total assets	112.9
Liabilities	(58.7)
Total	54.2
Less: Fair value of original equity interest	(23.9)
Total purchase price	$30.3

The fair values of the identifiable intangible assets and property, plant, and equipment are provisional amounts pending final valuations and purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation. Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations.  Transaction costs included in the "Selling, general, and administrative expenses" line of the Company’s condensed consolidated statement of income were $0.1 million for the six months ended June 30, 2012.

The results of operations of PPH were included in the Company's condensed consolidated statement of income, from the date of the latest acquisition by the Company of a controlling share in PPH through the second quarter ended June 30, 2012. The difference between actual sales for the Company and proforma sales including PPH as if it were acquired at the beginning of each period was not material as a component of the Company's consolidated sales for the six months ended June 30, 2012 and July 2, 2011, respectively. Due to the immaterial nature of the acquisition, the Company has not included full year proforma statements of income for the acquisition year and previous year.

The fair values of the identifiable intangible assets and property, plant, and equipment for the 2011 Impo Motor Pompa Sanayi ve Ticaret A.S. (“Impo”) acquisition were final as of the first quarter ended March 31, 2012.  The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation.  No adjustments were required as a result of the final valuation to the preliminary amounts previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The 20 percent noncontrolling interest in Impo is redeemable at other than fair value as the redemption value is determined based on a specified formula.  The noncontrolling interest becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of (1) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.  As of June 30, 2012, the Impo redeemable noncontrolling interest was recorded at the carrying amount.

According to FASB ASC Topic 810, Consolidation and Emerging Issues Task Force ("EITF") Topic No. D-98, Classification and Measurement of Redeemable Securities, redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, then the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of fair value.  As the redeemable noncontrolling interest for Impo is recorded at the carrying amount, no adjustments were necessary for the second quarter and six months ended June 30, 2012. Adjustments totaling $0.2 million and $0.3 million resulting from the Company's previously held redeemable noncontrolling interest in Vertical S.p.A. ("Vertical") were necessary for the second quarter and six months ended July 2, 2011, respectively, and were included in the related earnings per share computations (see Note 11). The noncontrolling interest in Vertical was redeemed by the Company in the fourth quarter of 2011.

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

As of June 30, 2012 and December 31, 2011, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below. The "Recognized Loss" amounts in the table are accumulated totals since inception.

(In millions)	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$11.9	$11.9	$—	$—	$—
Derivative assets	—	—	—	—	—
Impo contingent consideration	5.3	—	—	5.3	0.7

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$17.1	$17.1	$—	$—	$—
Derivative assets	0.1	—	0.1	—	—
Impo contingent consideration	5.0	—	—	5.0	0.7

The Company's Level 1 assets consist of cash equivalents which are comprised of domestic money market funds generally backed by treasury bills with fund prices readily observable and international high quality, highly liquid, bank guaranteed deposit accounts.

The Company's Level 2 assets consist of derivatives in the form of foreign currency forward contracts. The values were based on observable market inputs including forward and spot exchange rates for currencies. The contracts were marked-to-market with the resulting adjustments included in the "Other current assets" line on the condensed consolidated balance sheets and the "Foreign exchange income/(expense)" line of the condensed consolidated statements of income. The contracts were initiated to reduce exchange rate volatility associated with both future required payments and possible contingency payments.

The Company's Level 3 liabilities consist of an acquisition-related contingent consideration. During the second quarter of 2011, the Company recorded $5.5 million (TL 8.5 million) of contingent consideration related to the second quarter 2011 acquisition of Impo. The fair value of $5.3 million (TL 9.7 million) as of June 30, 2012, was based on the income approach which involved analyzing future earnings projections, the probability of Impo achieving specified financial targets, and a discount factor of 15.0 percent. The Company recognized the additional accretion charge in the "Interest expense" line of the condensed consolidated statement of income. An additional impact of $0.9 million was attributed to foreign exchange translation. The contingent consideration is included in the "Other long-term liabilities" line of the Company's condensed consolidated balance sheet.

As of June 30, 2012 and December 31, 2011, the assets measured at fair value on a nonrecurring basis were as set forth in the table below. The "Recognized Loss" amounts included in the table are accumulated totals since inception.

(In millions)	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$1.1	$—	$—	$1.1	$3.6

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$1.3	$—	$—	$1.3	$3.4

The Company's Level 3 assets consist of held for sale assets. The Company classified its former Siloam Springs manufacturing facility as held for sale and recorded the impairment as a restructuring expense on property, plant, and equipment during the second quarter of 2010. The current fair value reflects the sale price, less expected closing costs, at which the asset is currently under a letter of intent for sale that is expected to close during the second half of 2012. The valuation process utilized to generate the original listing price on the asset involved an appraisal, broker market commentary, and observation of recent comparable sales and current comparable listings. A listing price was selected that placed the property near the median of such values based on price per square foot. Accordingly, no unobservable inputs were a significant factor in the list price. Subsequent to this original valuation process, as a result of the passage of time, the price was reduced sequentially for price discovery in order for the transaction to clear at the highest price possible. The Company is unaware of alternative uses for the property that would be in excess of the sale price in the letter of intent.

6. OTHER ASSETS
In 2005, the Company acquired a 35.0 percent equity interest in PPI, which was accounted for using the equity method. During the first quarter of 2012, the shareholders of PPI and PPL contributed shares to form a new holding company, PPH, in exchange for equivalent value and control in PPH. As a result of this contribution, the Company's equity interest decreased to 31.0 percent of PPH. On March 7, 2012, the Company acquired a controlling interest in PPH, resulting in the consolidation of PPH in the Company's financial statements (see Note 3). The carrying amount of the equity investment prior to the acquisition of the controlling interest was $11.7 million as of March 6, 2012 and $11.0 million as of December 31, 2011.  The Company’s proportionate share of earnings, included in the “Other income/(expense)” line of the Company’s condensed consolidated statements of income, was $0.4 million through March 6, 2012 and $0.6 million and $1.1 million for the second quarter and six months ended July 2, 2011, respectively.

During the second quarter of 2011, the Company entered into a loan agreement with the parent of a customer.  The current maturity portion is included in the "Receivables" line while the long-term portion is included in the "Other assets" line of the Company's condensed consolidated balance sheets. The agreement provides for interest on the loan at a variable market interest rate with the customer to repay the loan plus interest in semi-annual installments throughout the seven-year term.  The Company has a long-term relationship with the customer and considers the loan fully collectible.

7. INTANGIBLE ASSETS AND GOODWILL
The carrying amounts of the Company's intangible assets are as follows:

(In millions)	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.7	$(5.5)	$7.8	$(5.4)
Supply agreements	4.4	(4.4)	4.4	(4.4)
Technology	7.5	(2.9)	7.5	(2.7)
Customer relationships	106.8	(19.6)	78.7	(17.1)
Software	1.0	(0.1)	1.2	—
Other	1.1	(1.1)	1.2	(1.1)
Total	$128.5	$(33.6)	$100.8	$(30.7)
Unamortized intangibles:
Trade names	38.8	—	24.4	—
Total intangibles	$167.3	$(33.6)	$125.2	$(30.7)

Amortization expense related to intangible assets was $1.9 million and $1.7 million for the second quarters ended June 30, 2012 and July 2, 2011, respectively, and $3.4 million and $2.9 million for the six months ended June 30, 2012 and July 2, 2011, respectively.

Amortization expense is projected as follows:

(In millions)	2012	2013	2014	2015	2016
	$6.8	$7.0	$7.0	$7.0	$7.0

The change in the carrying amount of goodwill by reporting segment for the six months ended June 30, 2012, is as follows:

(In millions)	Water Systems	Fueling Systems	Consolidated
Balance as of December 31, 2011	$109.9	$58.9	$168.8
Acquisitions	26.3	—	26.3
Adjustments to prior year acquisitions	—	—	—
Foreign currency translation	(1.8)	—	(1.8)
Balance as of June 30, 2012	$134.4	$58.9	$193.3

The acquired goodwill in the Water Systems segment for the six months ended June 30, 2012, related to the Company's acquisition of PPH.

8. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of June 30, 2012, the Company maintained two domestic pension plans and three German pension plans. The Company uses a December 31 measurement date for these plans.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance benefits to domestic employees hired prior to 1992.

Effective for 2012, the Company redesigned certain U.S. retirement plan offerings. The redesign was completed in order to increase standardization of retirement plans among U.S. salaried employees and to reduce the expected cash funding volatility of retirement plans, while at the same time keeping in place a competitive retirement plan offering to attract and retain talent. The Company achieved this by freezing benefit accruals under both the Basic Pension Plan and the Cash Balance Plan as of December 31, 2011, with the exception of a limited number of Basic Pension Plan participants who will still accrue benefits over a five-year sunset period. Also effective December 31, 2011, the Cash Balance Plan was closed to new participants (the Basic Retirement Plan was previously closed to new participants in 2006). The Basic Retirement Plan and Cash Balance Plan were merged effective December 31, 2011. As of January 1, 2012, the Company instituted a new service-based contribution, supplemental to the existing Company match for employees, into the defined contribution retirement plan offerings.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the second quarter and six months ended June 30, 2012 and July 2, 2011, respectively:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$0.4	$0.9	$0.8	$1.9
Interest cost	2.1	2.6	4.2	5.2
Expected return on assets	(2.6)	(3.2)	(5.2)	(6.5)
Amortization of transition obligation	—	—	—	—
Prior service cost	—	—	—	0.1
Loss	0.5	1.0	1.0	1.9
Total net periodic benefit cost	$0.4	$1.3	$0.8	$2.6

(In millions)	Other Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$—	$—	$—	$—
Interest cost	0.2	0.1	0.3	0.3
Expected return on assets	—	—	—	—
Amortization of transition obligation	0.1	—	0.1	0.1
Prior service cost	0.1	—	0.2	—
Loss	—	—	—	—
Total net periodic benefit cost	$0.4	$0.1	$0.6	$0.4

In the six months ended June 30, 2012, the Company made contributions to the funded plans of $2.9 million. The amount of contributions to be made to the plans during calendar year 2012 will be finalized September 15, 2012, based upon the plans' year-end valuation at December 31, 2011, and the funding level required for the plan year ended December 31, 2011.

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

As of the beginning of fiscal year 2012, the Company had gross unrecognized tax benefits of $5.6 million, excluding accrued interest and penalties.  The unrecognized tax benefits decreased by $0.5 million for state income tax liabilities and $0.3 million for federal income tax liabilities based on state audits settled and evaluations made during the first half of 2012.  The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $4.8 million as of June 30, 2012.

If recognized, the annual effective tax rate would be affected by the net unrecognized tax benefits of $4.6 million as of June 30, 2012.

Of the unrecognized tax benefits at June 30, 2012, $2.8 million are related to acquisitions for which indemnification was provided for in the respective purchase agreements.  The stock purchase agreements related to these acquisitions provide the Company with rights to recover tax liabilities related to pre-acquisition tax years from the sellers.  Other amounts are associated with domestic state tax issues, such as nexus, as well as other federal and state uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense, the impact of which is immaterial.  The Company has accrued interest and penalties as of June 30, 2012 and December 31, 2011, of approximately $0.4 million and $0.5 million, respectively.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With few exceptions, as of June 30, 2012, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2008.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the future expiration of a statute of limitation. Based on the current audits in process and pending statute expirations, the payment of taxes as a result could be up to $0.9 million.

10. DEBT
Debt consisted of the following:

(In millions)	June 30, 2012	December 31, 2011
Prudential Agreement - 5.79 percent	$150.0	$150.0
Capital leases	1.1	0.3
Subsidiary debt	20.9	13.7
	172.0	164.0
Less current maturities	(21.2)	(14.0)
Long-term debt	$150.8	$150.0

During the first quarter, the Company assumed $4.1 million of debt with the PPH acquisition. PPH has a short-term line of credit which expires in September 2012. Maximum borrowings available on the line of credit are $8.0 million. As of June 30, 2012, the outstanding balance on the line of credit was approximately $4.2 million. The line of credit is secured by all assets of PPH with an interest rate of the one month London Interbank Offered Rate ("LIBOR") plus 2.0 percent. PPH also has a term loan of $0.1 million with an interest rate of 6.97 percent payable in monthly installments. The debt at second quarter end was included in the "Subsidiary debt" line of the above table.

During the second quarter, the Company's prior year acquisition, Impo, incurred additional borrowings on previously available credit. As of June 30, 2012, Impo had short-term debt outstanding of approximately $16.5 million. The debt at second quarter end was included in the “Subsidiary debt” line of the above table.

The total estimated fair value of debt was $187.7 million and $179.2 million at June 30, 2012 and December 31, 2011, respectively.  The fair value assumed floating rate debt was valued at par. In the absence of quoted prices in active markets considerable judgment is required in developing estimates of fair value.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the estimated fair value of its long-term debt, the Company uses various inputs including estimated borrowing rates currently available to the Company that reflect debt with similar terms, conditions, and remaining maturities as well as the current credit quality of the Company. Accordingly, the fair value of debt is classified as a Level 2 within the valuation hierarchy.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$170.9	$20.9	$—	$—	$30.0	$30.0	$90.0
Capital leases	1.1	0.3	0.2	0.2	0.2	0.2	—
	$172.0	$21.2	$0.2	$0.2	$30.2	$30.2	$90.0

11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	Second Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$24.8	$21.7	$47.9	$32.3
Less: Undistributed earnings allocated to redeemable noncontrolling interest	—	0.2	—	0.3
	$24.8	$21.5	$47.9	$32.0
Denominator:
Basic
Weighted average common shares	23.4	23.2	23.4	23.2
Diluted
Effect of dilutive securities:
Employee and director incentive stock options and stock/stock unit awards	0.5	0.5	0.5	0.5
Adjusted weighted average common shares	23.9	23.7	23.9	23.7
Basic earnings per share	$1.06	$0.92	$2.05	$1.38
Diluted earnings per share	$1.04	$0.91	$2.00	$1.35
Anti-dilutive stock options	0.1	0.3	0.1	0.3

12. EQUITY ROLL FORWARD
The schedule below sets forth equity changes for the six months ended June 30, 2012:

(In thousands)
Description	Common	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Non controlling Interest	Total Equity	Redeemable Non controlling Interest
Balance as of December 31, 2011	$2,333	$144,609	$350,457	$(47,219)	$(2,045)	$2,303	$450,438	$5,407
Net income			47,851			214	48,065	336
Dividends on common stock			(6,549)				(6,549)
Common stock issued	18	4,564					4,582
Common stock repurchased or received for stock options exercised	(18)		(8,669)				(8,687)
Share-based compensation	3	3,053					3,056
Tax benefit of stock options exercised		1,596					1,596
Currency translation adjustment					(8,939)	122	(8,817)	(698)
Pension liability, net of taxes				714			714
Balance as of June 30, 2012	$2,336	$153,822	$383,090	$(46,505)	$(10,984)	$2,639	$484,398	$5,045

13. SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	Net sales to external customers
Water Systems	$202.8	$183.5	$367.8	$330.7
Fueling Systems	43.9	40.6	80.8	78.7
Other	—	—	—	—
Consolidated	$246.7	$224.1	$448.6	$409.4

	Second Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	Operating income (loss)
Water Systems	$40.1	$36.3	$66.8	$57.7
Fueling Systems	9.0	7.3	14.6	12.6
Other	(11.6)	(10.8)	(22.9)	(21.6)
Consolidated	$37.5	$32.8	$58.5	$48.7

	June 30, 2012	December 31, 2011
	Total assets
Water Systems	$671.2	$535.3
Fueling Systems	228.9	222.2
Other	21.7	72.0
Consolidated	$921.8	$829.5

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

The Company remains willing to discuss these matters and work toward resolving them.  The Company cannot predict the ultimate outcome of discussions to resolve these matters or any proceedings with respect to them.  Penalties awarded in the CARB or any air district proceedings or payments resulting from a settlement of these matters, depending on the amount, could have a material effect on the Company's results of operations, financial position, and net cash flows.

On July 31, 2009, Sta-Rite Industries, LLC and Pentair, Inc. filed an action against the Company in the U.S. District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products and seeking damages in excess of $10.0 million for each claimant.  The Company has denied liability, is defending the case vigorously, and has filed a counterclaim alleging Sta-Rite and Pentair's breach of the same Settlement Agreement.  Both the Company and Sta-Rite/Pentair filed Motions for Summary Judgment. The judge granted the Company's motion and dismissed Sta-Rite/Pentair's claims against it in September 2011. The judge also granted Sta-Rite/Pentair's motion for summary judgment and dismissed the Company's counterclaim. Sta-Rite/Pentair is appealing the dismissal of its claims.  The Company cannot predict the ultimate outcome of this litigation, and any settlement or adjudication of this matter, depending on the amount, could have a material effect on the Company's results of operations, financial position, and net cash flows.

The Company is defending various other claims and legal actions, including environmental matters, which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be successfully defended or resolved without a material adverse effect on the Company’s results of operations, financial position, and net cash flows.

As of June 30, 2012, the Company had $33.7 million of commitments primarily for the purchase of machinery and equipment as well as conditional agreements related to building expansions.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses" line of the Company's condensed consolidated balance sheet for the six months ended June 30, 2012, are as follows:

(In millions)
Beginning balance	$9.9
Accruals related to product warranties	3.0
Additions related to acquisitions	0.3
Reductions for payments made	(3.5)
Ending balance	$9.7

15. SHARE-BASED COMPENSATION
On May 4, 2012, the Franklin Electric Co., Inc. 2012 Stock Plan (the “2012 Stock Plan”) was approved by the Company’s shareholders.  The Board of Directors of the Company had approved the 2012 Stock Plan on February 24, 2012. The 2012 Stock Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and stock unit awards to key employees and non-employee directors.  The 2012 Stock Plan authorizes 1,200,000 shares for issuance as follows:

2012 Stock Plan	Authorized Shares
Stock Options	840,000
Stock/Stock Unit Awards	360,000

The Company also maintains the Amended and Restated Franklin Electric Co., Inc. Stock Plan (the "Stock Plan") which, as amended in 2009, provided for discretionary grants of stock options and stock awards. The Stock Plan authorized 2,200,000 shares for issuance as follows:

Stock Plan	Authorized Shares
Stock Options	1,600,000
Stock Awards	600,000

All options remaining for grant under the Stock Plan were awarded during the first six months of 2012. The Company currently issues new shares from its common stock balance to satisfy option exercises and stock and stock unit awards under the 2012 Stock Plan and the Stock Plan.

Stock Options:
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the six months ended June 30, 2012 and July 2, 2011, are as follows:

	June 30, 2012	July 2, 2011
Risk-free interest rate	1.01%	2.49%
Dividend yield	1.12%	1.23%
Volatility factor	0.388	0.431
Expected term	6.0 years	6.3 years
Forfeiture rate	3.99%	3.59%

There were 124,487 stock options granted during the second quarter ended June 30, 2012.

A summary of the Company’s outstanding stock option activity and related information for the six months ended June 30, 2012 and July 2, 2011, is as follows:

(Shares in thousands)	June 30, 2012		July 2, 2011
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,569	$29.66	1,817	$27.95
Granted	125	48.19	113	43.43
Exercised	(169)	25.59	(117)	26.45
Forfeited	(33)	29.05	(9)	36.81
Outstanding at end of period	1,492	$31.72	1,804	$28.97
Expected to vest after applying forfeiture rate	1,478	$31.65	1,780	$28.99
Vested and exercisable at end of period	1,092	$30.84	1,255	$30.05

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the six months ended June 30, 2012, is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding end of period	5.71 years	$28,971
Expected to vest after applying forfeiture rate	5.68 years	$28,777
Vested and exercisable end of period	4.79 years	$22,159

The total intrinsic value of options exercised during the second quarters ended June 30, 2012 and July 2, 2011, was $4.2 million and $1.4 million, respectively.

As of June 30, 2012, there was $3.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans related to stock options.  That cost is expected to be recognized over a weighted-average period of 2.06 years.

Stock/Stock Unit Awards:
A summary of the Company’s outstanding restricted stock/stock unit award activity and related information for the six months ended June 30, 2012 and July 2, 2011, is as follows:

(Shares in thousands)	June 30, 2012		July 2, 2011
Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	172	$34.47	128	$31.86
Awarded	88	48.56	68	43.40
Vested	(36)	31.74	(3)	39.12
Forfeited	(9)	36.95	(20)	47.41
Non-vested at end of period	215	$40.63	173	$34.44

As of June 30, 2012, there was $5.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans related to stock/stock unit awards.  That cost is expected to be recognized over a weighted-average period of 3.04 years.

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

Costs incurred in the second quarter and six months ended June 30, 2012, included in the “Restructuring (income)/expense” line of the Company's condensed consolidated statements of income, are as follows:

(In millions)	Second Quarter Ended
June 30, 2012
	Water Systems	Fueling Systems	Other	Consolidated
Equipment relocation	$—	$—	$—	$—
Asset write-off	—	—	—	—
Asset sale	—	—	—	—
Other	0.1	—	—	0.1
Total	$0.1	$—	$—	$0.1

(In millions)	Six Months Ended
	June 30, 2012
	Water Systems	Fueling Systems	Other	Consolidated
Equipment relocation	$0.1	$—	$—	$0.1
Asset write-off	0.2	—	—	0.2
Asset sale	(0.4)	—	—	(0.4)
Other	0.1	—	—	0.1
Total	$—	$—	$—	$—

Restructuring expenses of $0.5 million and $0.9 million were incurred in the second quarter and six months ended July 2, 2011, respectively, primarily for the Water Systems realignment.

As of June 30, 2012, there were no restructuring reserves. As of July 2, 2011, there was $0.1 million in restructuring reserves primarily for severance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2012 vs. Second Quarter 2011

OVERVIEW

Sales and earnings for the second quarter of 2012 were up from the same quarter last year.  The sales increase was primarily related to the Company's acquisitions, PPH and Impo, as well as sales volume and price increases. The Company's consolidated gross profit was $84.3 million for the second quarter of 2012, an increase of $7.1 million or about 9 percent from the second quarter of 2011.

RESULTS OF OPERATIONS

Net Sales
Net sales for the second quarter of 2012 were $246.7 million, an increase of $22.6 million or 10 percent compared to 2011 second quarter sales of $224.1 million.  The incremental impact of sales from businesses acquired since the first quarter of 2011 was $20.7 million or about 9 percent.  Sales revenue decreased by $12.0 million or about 5 percent in the second quarter of 2012 due to foreign currency translation. The sales change for the second quarter of 2012, excluding acquisitions and foreign currency translation, was an increase of $13.9 million or about 6 percent.

(In millions)	Q2 2012	Q2 2011	2012 v 2011
	Net Sales
Water Systems	$202.8	$183.5	$19.3
Fueling Systems	43.9	40.6	3.3
Consolidated	$246.7	$224.1	$22.6

Net Sales-Water Systems
Water Systems revenues were $202.8 million in the second quarter 2012, an increase of $19.3 million or about 11 percent versus the second quarter 2011. Sales from businesses acquired since the first quarter of 2011 were $20.7 million or 11 percent. Water Systems sales were reduced by $10.5 million in the quarter due to foreign currency translation. Water Systems sales growth, excluding acquisitions and foreign currency translation, was 5 percent.

Water Systems sales in the U.S. and Canada were 39 percent of consolidated sales and grew by about 5 percent compared to the second quarter of the prior year. Leading the Company's growth in the U.S. and Canada were sales of pumping systems for industrial and irrigation applications, which increased by about 18 percent during the second quarter compared to the second quarter of the prior year. Favorable planting conditions in the early spring, combined with hot and dry conditions in much of the U.S. and Canada since then, have resulted in strong demand for agricultural irrigation products. Sales of electronic drives increased by about 28 percent in the second quarter as more end users purchase these devices to control water pressure, reduce energy costs, and increase pumping system life. Sales of pumping systems for residential and light commercial groundwater increased by about 14 percent compared to the second quarter of the prior year due primarily to ongoing market share gains. Wastewater pump sales in the U.S. and Canada continued to be lower as drier weather reduced demand for residential sump, sewage, and effluent pumps compared to the prior year.

Water Systems sales in Latin America were about 11 percent of consolidated sales for the quarter and were flat compared to the second quarter of the prior year, but the organic sales increase was about 9 percent in local currencies offset by foreign currency translation impacts. Organic sales growth in Brazil was particularly strong, driven in part by the launch of several product lines including submersible pumps and motors and a new line of energy efficient residential booster pumps. The Company's newly opened distribution center in Chile also contributed to the organic sales growth during the quarter. Sales in Argentina benefited as distributors stocked up on Franklin motors in anticipation of possible future import restrictions.

Water Systems sales in the Asia Pacific region were 5 percent of consolidated sales and declined by about 8 percent compared to the second quarter prior year after increasing by 20 percent in the first quarter of 2012 compared to the first quarter of 2011. The Asia Pacific sales decline was at least partially the result of sales pulled forward in the first quarter to avoid price increases that took place during the second quarter.

Water Systems sales in EMENA, which is Europe, the Middle East, and North Africa, were 16 percent of consolidated sales and grew by 1 percent compared to the second quarter 2011. EMENA's organic sales growth rate was about 5 percent. Organic sales growth in the Middle East, North Africa, and Eastern Europe was more than enough to offset organic sales declines in Western Europe.

Water Systems sales in Southern Africa represented 4 percent of consolidated sales during the second quarter and were down about 7 percent compared to the same quarter of the prior year. The sales reduction was caused by foreign currency translation as the second quarter organic sales growth rate in Southern Africa was 11 percent. In recent quarters the Company has invested in equipment to improve the quality and availability of progressive cavity pumps in South Africa and sales of these products grew sharply during the second quarter.

Net Sales-Fueling Systems
Fueling Systems sales were $43.9 million or 18 percent of consolidated sales in the second quarter 2012 and increased about 8 percent from the second quarter 2011. Fueling Systems sales were reduced by $1.5 million in the quarter due to foreign currency translation. Fueling Systems sales growth, excluding foreign currency translation, was about 12 percent. This growth was driven primarily by strong shipments of fuel pumping systems in the Asia Pacific region where the Company was awarded a large supply contract with a state owned oil company, continued mid-single digit sales growth in the U.S. and Canada, and strong customer demand for a number of new products including the Colibri® and TS 550 evo® fuel management systems and the new Gemini® fuel containment system.

Last quarter, the Company commented about a shortage in a critical resin material called Nylon 12 used in underground fueling pipe and containment systems.  Since then, the Company has re-established inventory levels and has strengthened the supply chain to meet expected demand through 2012. The Company also believes that the Evonik Industries plant that was originally damaged and caused the shortage will resume production sometime in the fourth quarter, restoring the supplier's capacity of Nylon 12.  As a result, the Company does not believe Fueling Systems sales in the back half of 2012 will be impacted negatively by a lack of supply of Nylon 12.

Cost of Sales
Cost of sales as a percent of net sales for the second quarter of 2012 and 2011 was 65.8 percent and 65.5 percent, respectively. Correspondingly, the gross profit margin decreased to 34.2 percent from 34.5 percent, a 30 basis point decline. The gross profit margin decline in percentage terms was due to the acquisition of PPH which has a slightly lower gross profit margin. The Company's consolidated gross profit was $84.3 million for the second quarter of 2012, up $7.1 million from the gross profit of $77.2 million in the second quarter of 2011.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $46.8 million in the second quarter of 2012 compared to $43.9 million from the second quarter of 2011, an increase of $2.9 million or about 7 percent. The increase can be attributed to businesses acquired since the first quarter of 2011.

Restructuring Expenses
Restructuring expenses for the second quarter of 2012 were $0.1 million and had no impact on diluted earnings per share. Restructuring expenses in the second quarter of 2012 were related to the Siloam Springs, Arkansas, facility. Restructuring expenses for the second quarter of 2011 were $0.5 million and reduced diluted earnings per share by approximately $0.01. Restructuring expenses in the second quarter of 2011 included asset write-down and severance cost.

Operating Income
Operating income was $37.5 million in the second quarter of 2012, up $4.7 million or 14 percent from $32.8 million for the second quarter 2011.

(In millions)	Q2 2012	Q2 2011	2012 v 2011
	Operating income (loss)
Water Systems	$40.1	$36.3	$3.8
Fueling Systems	9.0	7.3	1.7
Other	(11.6)	(10.8)	(0.8)
Consolidated	$37.5	$32.8	$4.7

There were a number of specific items in the second quarter of 2012 and 2011 that impacted operating income that were not operational in nature.  In 2012 they were as follows:

•
In the second quarter of 2012, there was $0.8 million in additional cost of sales recognized on sold acquired inventory that was increased to fair value as required by GAAP related to the PPH transaction that was considered non-operational.

•	The second quarter of 2012 included $0.1 million in restructuring charges.

In 2011 they were as follows:

•	The second quarter of 2011 included $0.5 million of restructuring charges.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the Second Quarter 2012
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$40.1	$9.0	$(11.6)	$37.5
% Operating Income to Net Sales	19.8%	20.5%		15.2%

Non-GAAP Adjustments:
Restructuring	$0.1	$—	$—	$0.1
Acquisition related items	$0.8	$—	$—	$0.8
Operating Income after Non-GAAP Adjustments	$41.0	$9.0	$(11.6)	$38.4
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	20.2%	20.5%		15.6%

	For the Second Quarter 2011
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$36.3	$7.3	$(10.8)	$32.8
% Operating Income to Net Sales	19.8%	18.0%		14.6%

Non-GAAP Adjustments:
Restructuring	$0.5	$—	$—	$0.5
Acquisition related items	$—	$—	$—	$—
Operating Income after Non-GAAP Adjustments	$36.8	$7.3	$(10.8)	$33.3
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	20.1%	18.0%		14.9%

Operating Income-Water Systems
Water Systems operating income after non-GAAP adjustments was $41.0 million in the second quarter 2012, an increase of 11 percent versus the second quarter 2011. The second quarter operating income margin after non-GAAP adjustments was 20.2 percent and was up modestly compared to the second quarter of 2011.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $9.0 million in the second quarter of 2012 compared to $7.3 million after non-GAAP adjustments in the second quarter of 2011, an increase of 23 percent. The second quarter operating income margin after non-GAAP adjustments was 20.5 percent and increased by 250 basis points compared to the 18.0 percent of net sales in the second quarter 2011. This profit improvement can be attributed to a combination of solid sales growth, expense control, and effective first quarter pricing actions.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses increased due to higher systems expenses and increases due to higher performance based and stock based compensation expenses.

Interest Expense
Interest expense for both the second quarter of 2012 and 2011 was $2.4 million.

Other Income or Expense
Other income or expense was a gain of $0.5 million in the second quarter of 2012 and a gain of $0.9 million in the second quarter of 2011.  Included in other income for the second quarter of 2012 was interest income of $0.7 million, primarily derived from the investment of cash balances in short-term securities. Included in other income for the second quarter of 2011 was income from equity investments of $0.6 million and interest income of $0.6 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the second quarter of 2012 of $0.4 million. The loss was primarily due to rate changes in the Mexican peso relative to the U.S. dollar.  Foreign currency-based transactions produced a loss for the second quarter of 2011 of $0.9 million, primarily due to euro and Canadian dollar rate changes relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the second quarter of 2012 and 2011 was $10.0 million and $8.4 million, respectively. The effective tax rate for the second quarter 2012 was about 28.5 percent, which the Company believes is also a reasonable estimate for full year 2012. The projected tax rate is higher than the first quarter 2012 tax rate of about 27.3 percent due to the stronger U.S. dollar which in effect reduces foreign earnings when translated to U.S. dollars and has increased the percentage of U.S. based earnings on a consolidated basis. The tax rate continues to be lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of certain foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand, and available credit.

Net Income
Net income for the second quarter of 2012 was $25.2 million compared to 2011 second quarter net income of $22.0 million.  Net income attributable to Franklin Electric Co., Inc. for the second quarter of 2012 was $24.8 million, or $1.04 per diluted share, compared to 2011 second quarter net income attributable to Franklin Electric Co., Inc. of $21.7 million or $0.91 per diluted share.

First Half of 2012 vs. First Half of 2011

OVERVIEW

Sales and earnings in the first half of 2012 were up from the same period last year.  The sales increase was related to the Company's acquisitions, as well as, sales volume and price increases, partially offset by the impact of foreign currency translation. The Company's consolidated gross profit was $150.6 million for the first half of 2012, an increase of $12.9 million or about 9 percent from the first half of 2011.

The Company's first half of 2012 earnings include a gain on the previously held equity investment in PPH as indicated in the announcement made on March 7, 2012, regarding the acquisition of a controlling interest in PPH. This gain, included in "Other income/(expense)" in the Company's statement of income, represents about $12 million of pre-tax earnings or $0.37 earnings per share. Consistent with the terms of the stock purchase agreement between the Company and the minority shareholders and current GAAP guidance, the Company has included the liability to purchase the remaining shares, representing about 30 percent of the outstanding PPH stock, in "Other long-term liabilities".

RESULTS OF OPERATIONS

Net Sales
Net sales in the first half of 2012 were $448.6 million, an increase of $39.2 million or about 10 percent compared to 2011 first half sales of $409.4 million.  The incremental impact of sales from acquired businesses was $33.8 million or about 8 percent.  Sales revenue decreased by $16.2 million or about 4 percent in the first half of 2012 due to foreign currency translation. The sales change in the first half of 2012, excluding acquisitions and foreign currency translation, was an increase of $21.6 million or about 5 percent.

(In millions)	YTD June 30, 2012	YTD July 2, 2011	2012 v 2011
	Net Sales
Water Systems	$367.8	$330.7	$37.1
Fueling Systems	80.8	78.7	2.1
Consolidated	$448.6	$409.4	$39.2

Net Sales-Water Systems
Water Systems sales were $367.8 million in the first half 2012, an increase of $37.1 million or about 11 percent versus the first half 2011. The incremental impact of sales from acquired businesses was $33.8 million or about 10 percent. Foreign currency translation rate changes decreased sales $14.4 million, or about 4 percent, compared to sales in the first half of 2011. The Water Systems sales change in the first half of 2012, excluding acquisitions and foreign currency translation, was an increase of $17.7 million or about 5 percent.

Water Systems sales in the U.S. and Canada were 38 percent of consolidated sales and grew by 5 percent compared to the first half of 2011. Leading the Company's growth in the U.S. and Canada were sales of pumping systems for industrial and irrigation applications, which increased by about 26 percent during the first half of 2012. The combination of high crop prices, which have led to more discretionary capital for farmers, along with dry conditions in portions of the Southwest and Midwest, has resulted in strong demand for agricultural irrigation products. Sales of pumping systems for residential and light commercial clean water applications in the U.S. and Canada grew by about 17 percent compared to the first half of the prior year as the Company continued to gain share in this market. Wastewater pump sales in the U.S. and Canada continued to be lower as drier weather reduced demand for residential sump, sewage, and effluent pumps compared to the prior year.

Water Systems sales in EMENA, which is Europe, the Middle East, and North Africa, were 15 percent of consolidated sales and grew by 7 percent compared to the first half prior year. Excluding acquisitions and foreign currency translation, EMENA sales were flat during the first half.

Water Systems sales in Latin America were about 13 percent of consolidated sales for the first half and grew by 3 percent compared to the prior year first half. Latin American sales were reduced by $4.0 million in the first half of 2012 due to foreign currency translation. Water Systems sales growth in Latin America, excluding foreign currency translation, was 10 percent. Sales in Mexico continued to grow in local currency, with sales up about 13 percent in the first half of 2012. The first half year-on-year sales increase in Brazil, in local currency, was 15 percent.

Water Systems sales in the Asia Pacific region were 6 percent of consolidated sales and grew by 6 percent compared to the first half of the prior year. The first half year-on-year sales increase in most of the Asia Pacific region was in excess of 10 percent, with sales in the first half in Australia flat due to weather and sales in China off about 25 percent.

Water Systems sales in Southern Africa represented 5 percent of consolidated sales during the first half and declined by 8 percent compared to the prior year first half. Southern Africa sales were reduced by $3.1 million in the first half of 2012 due to foreign currency translation. Water Systems sales growth in Southern Africa, excluding foreign currency translation, was 5 percent.

Net Sales-Fueling Systems
Fueling Systems sales were $80.8 million or about 18 percent of consolidated sales in the first half of 2012 and increased $2.1 million or about 3 percent from the first half of 2011. Foreign currency translation rate changes decreased sales $1.8 million, or about 2 percent, compared to sales in the first half of 2011. The Fueling Systems sales change in the first half of 2012, excluding foreign currency translation, was an increase of $3.9 million or about 5 percent.

This growth was driven primarily by strong shipments of fuel pumping systems in the Asia Pacific region where the Company was awarded a large supply contract with a state owned oil company, continued mid-single digit sales growth in the U.S. and Canada, and strong customer demand for a number of new products including the Colibri® and TS 550 evo® fuel management systems and the new Gemini® fuel containment system.

Cost of Sales
Cost of sales as a percent of net sales for both the first half of 2012 and 2011 was 66.4 percent. Correspondingly, the gross profit margin was 33.6 percent for both first halves. The Company's consolidated gross profit was $150.6 million for the first half of 2012, up $12.9 million from the gross profit of $137.7 million in the first half of 2011.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $92.1 million in the first half of 2012 and increased by $4.0 million or about 5 percent in the first half of 2012 compared to the first half of last year. The increase was primarily due to SG&A expenses of businesses acquired since the first quarter of 2011. In the first half 2012, increases in SG&A expenses attributable to acquisitions were $4.2 million.

Restructuring Expenses
There were no restructuring expenses for the first half of 2012. Restructuring expenses for the first half of 2011 were $0.9 million and reduced diluted earnings per share by approximately $0.02. Restructuring expenses in the first half of 2011 included asset write-down and severance costs.

Operating Income
Operating income was $58.5 million in the first half of 2012, up $9.8 million from $48.7 million in the first half of 2011.

(In millions)	YTD June 30, 2012	YTD July 2, 2011	2012 v 2011
	Operating income (loss)
Water Systems	$66.8	$57.7	$9.1
Fueling Systems	14.6	12.6	2.0
Other	(22.9)	(21.6)	(1.3)
Consolidated	$58.5	$48.7	$9.8

There were specific items in the first half of 2012 and 2011 that impacted operating income that were not operational in nature.  In the first half of 2012, there were two items related to the PPH transaction considered non-operational. The first is approximately $0.1 million in costs to complete the transaction and the second is approximately $1.1 million in the amortization of increased inventory value as required by GAAP.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the First Half 2012
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$66.8	$14.6	$(22.9)	$58.5
% Operating Income to Net Sales	18.2%	18.1%		13.0%

Non-GAAP Adjustments:
Restructuring	$—	$—	$—	$—
Legal matters	$—	$—	$—	$—
Acquisition related items	$1.2	$—	$—	$1.2
Operating Income after Non-GAAP Adjustments	$68.0	$14.6	$(22.9)	$59.7
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	18.5%	18.1%		13.3%

	For the First Half 2011
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$57.7	$12.6	$(21.6)	$48.7
% Operating Income to Net Sales	17.4%	16.0%		11.9%

Non-GAAP Adjustments:
Restructuring	$0.9	$—	$—	$0.9
Legal matters	$—	$0.7	$—	$0.7
Acquisition related items	$—	$—	$—	$—
Operating Income after Non-GAAP Adjustments	$58.6	$13.3	$(21.6)	$50.3
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	17.7%	16.9%		12.3%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $68.0 million in the first half 2012, an increase of 16 percent versus the first half 2011. The first half operating income margin after non-GAAP adjustments was 18.5 percent and increased by 80 basis points compared to the first half 2011. This increased profitability was the result of operating leverage, increases in pricing, and productivity improvements.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $14.6 million in the first half of 2012 compared to $13.3 million after non-GAAP adjustments in the first half 2011, an increase of 10 percent. The first half operating income margin after non-GAAP adjustments was 18.1 percent and increased by 120 basis points compared to the 16.9 percent of net sales in the first half 2011 due to sales growth, expense control, and increases in pricing.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due to systems expenses and increases due to higher performance-based and stock-based compensation expenses.

Interest Expense
Interest expense for the first half of 2012 and 2011 was $5.0 million and $4.6 million, respectively.

Other Income or Expense
Other income or expense was a gain of $14.0 million in the first half of 2012 and a gain of $2.6 million in the first half of 2011.  Included in other income in the first half of 2012 was a one-time gain on the PPH transaction of $12.2 million. The gain on the original investment the Company had held in PPH arises as the result of a new enterprise valuation of the PPH entity that is then compared to the book value of the equity investment the Company had previously made in PPH. Also included in other income was income from equity investments of $0.6 million and interest income of $1.5 million, primarily derived from the investment of cash balances in short-term securities.

Included in other income in the first half of 2011 was income from equity investments of $1.1 million and interest income of $1.0 million, primarily derived from the investment of cash balances in short-term securities. Other income or expense in the first half 2011 reflected the fact that, in conjunction with the Impo acquisition, the Company entered into a forward purchase contract for Turkish Lira for a portion of the estimated acquisition price.  The contract was settled in the first half of 2011 resulting in a pre-tax gain included in other income of approximately $0.7 million.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first half of 2012 of $0.7 million, primarily due to several currency rate changes relative to the U.S. dollar.  Foreign currency-based transactions produced a loss in the first half of 2011 of $1.4 million, primarily due to euro rate changes relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the first half of 2012 and 2011 was $18.5 million and $12.4 million, respectively. The effective tax rate for the first half of 2012 was about 28.5 percent, which the Company believes is also a reasonable estimate for full year 2012. The projected tax rate is higher than the first half 2011 tax rate of about 27.4 percent due to the stronger U.S. dollar which in effect reduces foreign earnings when translated to U.S. dollars and has increased the percentage of U.S. based earnings on a consolidated basis. The tax rate continues to be lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of certain foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand, and available credit.

Net Income
Net income for the first half of 2012 was $48.4 million compared to 2011 first half net income of $32.9 million.  Net income attributable to Franklin Electric Co., Inc. for the first half of 2012 was $47.9 million, or $2.00 per diluted share, compared to 2011 first half net income attributable to Franklin Electric Co., Inc. of $32.3 million or $1.35 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Overview
The Company's primary sources of liquidity include cash on hand, cash flows from operations, and funds available under its committed, unsecured, revolving credit agreement (the “Agreement”) in the amount of $150.0 million and its amended and restated, uncommitted, note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million. The Agreement matures on December 14, 2016, while the Prudential Agreement begins maturing in 2015 with a final maturity in 2019. As of June 30, 2012, the Agreement had no amounts outstanding with a borrowing capacity of $146.5 million as a result of outstanding letters of credit totaling $3.5 million. As of June 30, 2012, the Prudential Agreement had $150.0 million of notes issued and outstanding with a remaining borrowing capacity of $50.0 million.

The Agreement contains customary affirmative and negative covenants. The affirmative covenants include financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws, and most favored lender obligations. The affirmative covenants also include financial covenants with a maximum leverage ratio of 3.50 to 1.00 and an interest coverage ratio equal to or greater than 3.00 to 1.00. The negative covenants include limitations on loans or advances, investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales, and transfers of assets. The Prudential Agreement also contains certain financial covenants in regards to borrowings, interest coverage, loans or advances, and investments. The Company was in compliance with all covenants as of June 30, 2012 and December 31, 2011.

As of June 30, 2012, the Company had $86.3 million of cash on hand at various locations worldwide. Approximately 20 percent of the cash on hand was located in various U.S. locations and readily accessible. The Company regularly reviews its international cash balances and if appropriate, will reposition cash among its global entities based on forecasted expenditures and considerations for post-tax economic efficiencies. Cash investments are managed in accordance with a global written policy and generally are invested in bank demand accounts and bank time deposits with the preservation of principal as the highest priority. In addition, the Company generally sources inputs and sells outputs in the local currency of operations on a country by country basis, thereby insulating local cash balances from currency volatility.

Operating Activities
Net cash used by operating activities was $19.2 million for the six months ended June 30, 2012, compared to net cash provided by operating activities of $5.9 million for the six months ended July 2, 2011. The current period activity was primarily related to changes in receivables and inventories, which were a $70.4 million use of cash for the six months ended June 30, 2012. Inventory levels were elevated as a result of the PPH acquisition, growth, and seasonal working capital requirements. Net income increased significantly over the prior year, even without regard to the non-cash gain on the PPH equity investment, and partially offset operating cash usages. The prior period activity was primarily related to changes in receivables and inventories, which were a $46.6 million use of cash.

The Company redesigned certain U.S. retirement plan offerings, effective for the 2012 plan year. The redesign was completed in order to increase standardization of retirement plans among U.S. salaried employees and to reduce the expected cash funding volatility of retirement plans, while at the same time keeping in place a competitive retirement plan offering to attract and retain employees. The Company achieved this by freezing benefit accruals under both the Basic Pension Plan and the Cash Balance Plan as of December 31, 2011, with the exception of a limited number of Basic Pension Plan participants who will still accrue benefits over a five-year sunset period. Also effective December 31, 2011, the Cash Balance Plan was closed to new participants (the Basic Retirement Plan was previously closed to new participants in 2006). The Basic Retirement Plan and Cash Balance Plan were merged effective December 31, 2011. As of January 1, 2012, the Company instituted a new service-based contribution, supplemental to the existing Company match for employees, into the defined contribution retirement plan offerings.

Investing Activities
Net cash used by investing activities was $39.7 million for the six months ended June 30, 2012, compared to $42.7 million for the six months ended July 2, 2011. The current period activity was primarily related to the acquisition of PPH, which was acquired for $29.6 million, net of cash acquired. The prior period activity was primarily related to the acquisition of Impo, which was acquired for $24.9 million, net of cash acquired. The Company also made an earn-out payment related to a prior acquisition totaling $6.6 million and entered into a loan agreement with an international customer for approximately $3.3 million during the six months ended July 2, 2011. The acquisition transactions in both years were funded with cash on hand. The Company evaluates potential future acquisitions by reviewing opportunities that place emphasis on increasing global distribution and adding complementary product lines that can be effectively marketed through the Company's current global distribution channels.

The Company recently began constructing a new Global Corporate Headquarters and Engineering Center of Excellence on property acquired in the Fort Wayne, Indiana, metropolitan area.  The new facility of approximately 110,000 square feet is expected to be completed and occupied in the summer of 2013. The Company has estimated the preliminary costs for the land acquisition, improvements, and building construction to be between $32.0 million and $36.0 million. The preliminary estimates do not include any effects for economic development incentives.

The Company expects net cash used by investing activities to be elevated for both 2012 and 2013 as result of the Global Corporate Headquarters and Engineering Center of Excellence project as well as the construction of a new manufacturing facility in Brazil. A competitive source of financing is currently available to the Company that may be utilized to partially finance the Global Corporate Headquarters and Engineering Center of Excellence project.

Financing Activities
Net cash used by financing activities was $5.4 million for the six months ended June 30, 2012, compared to $12.8 million for the six months ended July 2, 2011. The net cash used by financing activities for the six months ended June 30, 2012, was primarily related to the payment of $6.5 million in dividends to the Company's shareholders in addition to the repurchase of approximately 178,200 shares of the Company's common stock for $8.7 million. The current period share repurchase transactions included 161,300 shares related to the Company's stock repurchase program with the remaining balance representing shares withheld by the Company as payment of stock option exercise prices and related withholding taxes as well as shares withheld in restricted stock award transactions to cover withholding taxes. Financing cash usages for the current period were partially offset by net proceeds of $3.6 million, related to debt issued primarily to finance working capital requirements for the Company's recent acquisitions. The net cash used by financing activities for the six months ended July 2, 2011, was primarily related to the payment of $6.2 million in dividends to the Company's shareholders in addition to the repurchase of approximately 250,300 shares of the Company's common stock for $10.6 million. The prior period share repurchase transactions included 250,000 shares related to the Company's stock repurchase program with the remaining balance representing shares withheld by the Company as payment of stock option exercise prices and related withholding taxes as well as shares withheld in restricted stock award transactions to cover withholding taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company's exposure to market risk during the second quarter and six months ended June 30, 2012. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Company remains willing to discuss these matters and work toward resolving them.  The Company cannot predict the ultimate outcome of discussions to resolve these matters or any proceedings with respect to them.  Penalties awarded in the CARB or any air district proceedings or payments resulting from a settlement of these matters, depending on the amount, could have a material effect on the Company's results of operations, financial position, and net cash flows.

On July 31, 2009, Sta-Rite Industries, LLC and Pentair, Inc. filed an action against the Company in the U.S. District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products and seeking damages in excess of $10.0 million for each claimant.  The Company has denied liability, is defending the case vigorously, and has filed a counterclaim alleging Sta-Rite and Pentair's breach of the same Settlement Agreement.  Both the Company and Sta-Rite/Pentair filed Motions for Summary Judgment. The judge granted the Company's motion and dismissed Sta-Rite/Pentair's claims against it in September 2011. The judge also granted Sta-Rite/Pentair's motion for summary judgment and dismissed the Company's counterclaim. Sta-Rite/Pentair is appealing the dismissal of its claims.  The Company cannot predict the ultimate outcome of this litigation, and any settlement or adjudication of this matter, depending on the amount, could have a material effect on the Company's results of operations, financial position, and net cash flows.

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

In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. The Company repurchased 161,300 shares for $7.8 million under the plan during the second quarter of 2012. All repurchased shares were retired. The maximum number of shares that may still be purchased under the Company plan as of June 30, 2012, is 1,239,613.

The following table sets forth certain information related to the Company's repurchases of common stock under the stock repurchase program for the three months ended June 30, 2012:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Repurchased
April 1 - May 5	—	$—	—	1,400,913
May 6 - June 2	151,500	$48.77	151,500	1,249,413
June 3 - June 30	9,800	$46.33	9,800	1,239,613
Total	161,300	$48.62	161,300	1,239,613

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibits are set forth in the Exhibit Index located on page 39.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: August 8, 2012	By	/s/ R. Scott Trumbull
R. Scott Trumbull
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE SECOND QUARTER ENDED JUNE 30, 2012

Number	Description
10.1	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 4, 2012)*
10.2	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 4, 2012)*
10.3	Form of Restricted Stock Unit Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on May 4, 2012)*
10.4	Form of Restricted Stock Unit Agreement for Director Employees (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on May 4, 2012)*
10.5	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on May 4, 2012)*
10.6	Form of Restricted Stock Agreement for Director Employees (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on May 4, 2012)*
10.7	Form of Amendment to the Franklin Electric Co., Inc. Restricted Stock Award Agreements for Employees Retirement Eligible as of June 1, 2012*
10.8	Form of Amendment to the Franklin Electric Co., Inc. Restricted Stock Award Agreements for Employees Retirement Eligible after June 1, 2012*
10.9	Form of Amendment to the Franklin Electric Co., Inc. Restricted Stock Award Agreements for Director Employees*
10.10	Form of Amendment to the Franklin Electric Co., Inc. Non-Qualified Stock Option Agreements for Director Employees*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Management Contract, Compensatory Plan, or Arrangement