Form 10-Q
period 2012-09-29
FRANKLIN ELECTRIC CO INC
filed 2012-11-08
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	October 31, 2012
$.10 par value	23,509,063 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)	Third Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net sales	$237,557	$224,391	$686,177	$633,841
Cost of sales	154,976	150,674	452,986	422,381
Gross profit	82,581	73,717	233,191	211,460
Selling, general, and administrative expenses	49,001	44,840	141,117	132,915
Restructuring (income)/expense	88	553	74	1,473
Operating income	33,492	28,324	92,000	77,072
Interest expense	(2,367)	(2,917)	(7,317)	(7,529)
Other income/(expense)	430	1,542	14,416	4,110
Foreign exchange income/(expense)	(896)	(554)	(1,551)	(1,911)
Income before income taxes	30,659	26,395	97,548	71,742
Income taxes	8,653	7,098	27,139	19,531
Net income	$22,006	$19,297	$70,409	$52,211
Less: Net income attributable to noncontrolling interests	(140)	(77)	(690)	(657)
Net income attributable to Franklin Electric Co., Inc.	$21,866	$19,220	$69,719	$51,554
Income per share:
Basic	$0.93	$0.82	$2.98	$2.20
Diluted	$0.91	$0.80	$2.91	$2.16
Dividends per common share	$0.15	$0.14	$0.43	$0.40

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Third Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net income	$22,006	$19,297	$70,409	$52,211
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	9,799	(26,841)	284	(12,656)
Employee benefit plan activity	671	908	1,845	2,725
Other comprehensive income/(loss)	$10,470	$(25,933)	$2,129	$(9,931)
Income tax related to items of other comprehensive income	(263)	(356)	(723)	(1,068)
Other comprehensive income/(loss), net of tax	$10,207	$(26,289)	$1,406	$(10,999)
Comprehensive income/(loss)	$32,213	$(6,992)	$71,815	$41,212
Comprehensive (income)/loss attributable to noncontrolling interest	(351)	977	(325)	(463)
Comprehensive income/(loss) attributable to Franklin Electric Co., Inc.	$31,862	$(6,015)	$71,490	$40,749

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 29, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$95,717	$153,337
Receivables, less allowances of $3,512 and $2,964, respectively	118,795	78,435
Inventories:
Raw material	72,005	49,615
Work-in-process	19,025	16,047
Finished goods	107,243	76,031
	198,273	141,693
Deferred income taxes	13,263	11,853
Other current assets	25,046	15,165
Total current assets	451,094	400,483

Property, plant and equipment, at cost:
Land and buildings	87,697	85,623
Machinery and equipment	198,026	186,525
Furniture and fixtures	26,185	24,332
Other	20,869	13,059
	332,777	309,539
Less: Allowance for depreciation	(178,074)	(163,130)
	154,703	146,409
Asset held for sale	1,100	1,300
Intangible assets	150,391	94,538
Goodwill	200,560	168,846
Other assets	6,995	17,954
Total assets	$964,843	$829,530

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29, 2012	December 31, 2011

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58,721	$45,481
Accrued expenses	62,181	58,692
Income taxes	7,129	5,946
Current maturities of long-term debt and short-term borrowings	17,743	13,978
Total current liabilities	145,774	124,097
Long-term debt	150,801	150,000
Deferred income taxes	45,097	15,348
Employee benefit plans	62,708	68,746
Other long-term liabilities	39,989	15,494

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	5,184	5,407

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (23,507 and 23,339, respectively)	2,350	2,333
Additional capital	164,261	144,609
Retained earnings	393,765	350,457
Accumulated other comprehensive loss	(47,493)	(49,264)
Total shareowners' equity	512,883	448,135
Noncontrolling interest	2,407	2,303
Total equity	515,290	450,438
Total liabilities and equity	$964,843	$829,530

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$70,409	$52,211
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	19,478	19,277
Share-based compensation	4,233	3,256
Deferred income taxes	9,970	1,566
(Gain)/loss on disposals of plant and equipment	(440)	1,481
Gain on equity investment	(12,212)	—
Asset impairment	583	200
Foreign exchange expense	1,551	1,911
Excess tax from share-based payment arrangements	(3,762)	(930)
Changes in assets and liabilities, net of acquisitions:
Receivables	(26,861)	(23,400)
Inventory	(30,550)	(5,796)
Accounts payable and accrued expenses	1,794	7,931
Income taxes	4,777	7,436
Employee benefit plans	(4,158)	(12,951)
Other assets and liabilities	(8,742)	253
Net cash flows from operating activities	26,070	52,445
Cash flows from investing activities:
Additions to property, plant, and equipment	(19,310)	(13,607)
Proceeds from sale of property, plant, and equipment	1,216	324
Cash paid for acquisitions, net of cash acquired	(54,074)	(25,143)
Additional consideration for prior acquisition	—	(6,623)
Loan to customer	—	(3,171)
Proceeds from loan to customer	219	—
Net cash flows from investing activities	(71,949)	(48,220)
Cash flows from financing activities:
Proceeds from issuance of debt	70,124	5,080
Repayment of debt	(71,903)	(4,258)
Proceeds from issuance of common stock	11,796	4,246
Excess tax from share-based payment arrangements	3,762	930
Purchases of common stock	(16,484)	(10,629)
Dividends paid	(10,403)	(9,294)
Net cash flows from financing activities	(13,108)	(13,925)
Effect of exchange rate changes on cash	1,367	(2,315)
Net change in cash and equivalents	(57,620)	(12,015)
Cash and equivalents at beginning of period	153,337	140,070
Cash and equivalents at end of period	$95,717	$128,055

Cash paid for income taxes	$17,809	$7,450
Cash paid for interest, net of capitalized interest of $161 and $0, respectively	$8,355	$7,529

Non-cash items:
Pioneer Pump Holdings, Inc. liability for mandatory share purchase	$22,924	$—
Payable to seller of Impo Motor Pompa Sanayi ve Ticaret A.S.	$407	$4,870
Payable to seller of Healy Systems, Inc.	$—	$717
Additions to property, plant, and equipment, not yet paid	$59	$1,339

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 29, 2012, and for the third quarter and nine months ended September 29, 2012 and October 1, 2011, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operation for the interim period have been made. Operating results for the third quarter and nine months ended September 29, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011.

2. ACCOUNTING PRONOUNCEMENTS
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-2 Testing Indefinite-Lived Intangible Assets for Impairment. The new guidance gives companies the option of performing a qualitative assessment before calculating the fair value of the asset. If the results of the qualitative assessment conclude that the fair value of the asset is more likely than not impaired, the quantitative impairment test would be required. Otherwise, further testing would not be required. ASU 2012-2 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company did not early adopt ASU 2012-2 in preparing for its annual impairment testing. The Company will continue to test for impairment utilizing the quantitative method. As ASU 2012-2 was not early adopted, no material impact on the Company's results of operations, financial position, or cash flows resulted.

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

In September 2011, the FASB issued ASU 2011-8 Testing Goodwill for Impairment. The new guidance gives companies the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If the results of the qualitative assessment conclude that the fair value of the reporting unit is more likely than not less than the applicable carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be required. ASU 2011-8 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company did not adopt ASU 2011-8 in preparing for its annual impairment testing. The Company will continue to test for impairment utilizing the quantitative method. As ASU 2011-8 was not adopted, no material impact on the Company's results of operations, financial position, or cash flows resulted.

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

The Company also entered into a further stock purchase agreement with the noncontrolling interest holders to purchase the remaining shares of PPH on or about, but no later than, March 31, 2015, for a purchase price based on a multiple of PPH's adjusted average earnings for 2013 and 2014 less net indebtedness. Accordingly, a resulting liability of $22.9 million was recorded in the "Other long-term liabilities" line of the Company's condensed consolidated balance sheet. Any required adjustments to the liability driven by changes in the expected purchase price will be recorded in the "Interest expense" line of the Company's condensed consolidated statement of income. The mandatory share purchase liability remained recorded at the initial carrying amount as of September 29, 2012. As a result, no adjustments were necessary for the third quarter and nine months ended September 29, 2012.

The PPH intangible assets of $43.9 million consist primarily of customer relationships, which will be amortized utilizing the straight line method over 17 to 19 years, and trademarks, which are classified as indefinite lived assets and will not be amortized.

The preliminary goodwill of $26.5 million resulting from the PPH acquisition consists primarily of expanding sales of packaged systems products and the recording of deferred taxes related to acquired assets. PPH's presence in the oil and gas market will also complement the Company's initiative to introduce submersible pumping systems in this market. All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes. Preliminary goodwill increased by $1.5 million during the nine months ended September 29, 2012, due to purchase accounting adjustments to intangible assets and inventory resulting from additional information provided for the provisional valuation.

In an agreement dated August 9, 2012, between the Company and Cerus Industrial Corporation (“Cerus”), the Company acquired all of the outstanding shares of Cerus, net of debt acquired, for approximately $24.5 million, subject to certain terms and conditions. The Company funded the acquisition with cash on hand and short-term borrowings paid back within the period.

Cerus, located in Hillsboro, Oregon, designs, manufactures, and distributes motor controls, motor starters, contactors, protection devices, and variable frequency drives to a wide range of distributor and original equipment manufacturers in North America.

The Cerus intangible assets of $17.3 million consist primarily of customer relationships, which will be amortized utilizing the straight line method over 17 years, and trademarks, which are classified as indefinite lived assets and will not be amortized.

The preliminary goodwill of $5.5 million resulting from the Cerus acquisition consists primarily of accelerated growth resulting from increased technical and product development capacity, broadened product lines, reduced manufacturing costs, and movement into adjacent market areas. All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes.

The preliminary purchase prices assigned to the major identifiable assets and liabilities for the PPH and Cerus acquisitions are as follows:

(In millions)	PPH	Cerus	Total
Assets:
Cash acquired	$0.8	$—	$0.8
Current assets	38.1	3.8	41.9
Property, plant, and equipment	3.6	0.3	3.9
Intangible assets	43.9	17.3	61.2
Goodwill	26.5	5.5	32.0
Total assets	112.9	26.9	139.8
Liabilities	(58.7)	(2.4)	(61.1)
Total	54.2	24.5	78.7
Less: Fair value of original equity interest	(23.9)	—	(23.9)
Total purchase price	$30.3	$24.5	$54.8

The fair values of the PPH and Cerus identifiable intangible assets and property, plant, and equipment are provisional amounts pending final valuations and purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuations. Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations.  Transaction costs included in the "Selling, general, and administrative expenses" line of the Company’s condensed consolidated statement of income were $0.3 million for the nine months ended September 29, 2012.

The results of operations of PPH and Cerus were included in the Company's condensed consolidated statement of income, from the respective acquisition dates through the third quarter ended September 29, 2012. The difference between actual sales for the Company and proforma sales including PPH and Cerus as if they were acquired at the beginning of each period was not material as a component of the Company's consolidated sales for the nine months ended September 29, 2012 and October 1, 2011, respectively. Due to the immaterial nature of the acquisitions, the Company has not included full year proforma statements of income for the acquisition year and previous year.

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

4. REDEEMABLE NONCONTROLLING INTERESTS
On May 2, 2011, the Company completed the acquisition of 80 percent of Impo. The noncontrolling interest holders have the option, which is embedded in the noncontrolling interest, to require the Company to redeem their ownership interests beginning after May 2, 2014, three years after the original agreement was signed. The combination of a noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest.

The 20 percent noncontrolling interest in Impo is redeemable at other than fair value as the redemption value is determined based on a specified formula.  The noncontrolling interest becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of (1) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.  As of September 29, 2012, the Impo redeemable noncontrolling interest was recorded at the carrying amount.

According to FASB ASC Topic 810, Consolidation, and Emerging Issues Task Force ("EITF") Topic No. D-98, Classification and Measurement of Redeemable Securities, redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, then the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of fair value.  As the redeemable noncontrolling interest for Impo is recorded at the carrying amount, no adjustments were necessary for the third quarter and nine months ended September 29, 2012. Adjustments totaling $0.2 million and $0.5 million resulting from the Company's previously held redeemable noncontrolling interest in Vertical S.p.A. ("Vertical") were necessary for the third quarter and nine months ended October 1, 2011, respectively, and were included in the related earnings per share computations (see Note 11). The noncontrolling interest in Vertical was redeemed by the Company in the fourth quarter of 2011.

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

As of September 29, 2012 and December 31, 2011, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below. The "Recognized Loss" amounts in the table are accumulated totals since inception.

(In millions)	September 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$14.7	$14.7	$—	$—	$—
Derivative assets	—	—	—	—	—
Impo contingent consideration	5.4	—	—	5.4	0.7

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$17.1	$17.1	$—	$—	$—
Derivative assets	0.1	—	0.1	—	—
Impo contingent consideration	5.0	—	—	5.0	0.7

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

The Company's Level 3 liabilities consist of an acquisition-related contingent consideration. During the second quarter of 2011, the Company recorded $5.5 million (TL 8.5 million) of contingent consideration related to the second quarter 2011 acquisition of Impo. The fair value of $5.4 million (TL 9.7 million) as of September 29, 2012, was based on the income approach which involved analyzing future earnings projections, the probability of Impo achieving specified financial targets, and a discount factor of 15.0 percent. The Company recognized the additional accretion charge in the "Interest expense" line of the condensed consolidated statement of income. An additional impact of $0.8 million was attributed to foreign exchange translation. The contingent consideration is included in the "Other long-term liabilities" line of the Company's condensed consolidated balance sheet.

As of September 29, 2012 and December 31, 2011, the assets measured at fair value on a nonrecurring basis were as set forth in the table below. The "Recognized Loss" amounts included in the table are accumulated totals since inception.

(In millions)	September 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$1.1	$—	$—	$1.1	$3.6

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$1.3	$—	$—	$1.3	$3.4

The Company's Level 3 assets consist of held for sale assets. The Company classified its former Siloam Springs manufacturing facility as held for sale and recorded the impairment as a restructuring expense on property, plant, and equipment during the second quarter of 2010. The current fair value reflects the sale price, less expected closing costs, at which the asset is currently under a letter of intent for sale that is expected to close during the fourth quarter of 2012. The valuation process utilized to generate the original listing price on the asset involved an appraisal, broker market commentary, and observation of recent comparable sales and current comparable listings. A listing price was selected that placed the property near the median of such values based on price per square foot. Accordingly, no unobservable inputs were a significant factor in the list price. Subsequent to this original valuation process, as a result of the passage of time, the price was reduced sequentially for price discovery in order for the transaction to clear at the highest price possible. The Company is unaware of alternative uses for the property that would be in excess of the sale price in the letter of intent.

6. OTHER ASSETS
In 2005, the Company acquired a 35.0 percent equity interest in PPI, which was accounted for using the equity method. During the first quarter of 2012, the shareholders of PPI and PPL contributed shares to form a new holding company, PPH, in exchange for equivalent value and control in PPH. As a result of this contribution, the Company's equity interest decreased to 31.0 percent of PPH. On March 7, 2012, the Company acquired a controlling interest in PPH, resulting in the consolidation of PPH in the Company's financial statements (see Note 3). The carrying amount of the equity investment prior to the acquisition of the controlling interest was $11.7 million as of March 6, 2012 and $11.0 million as of December 31, 2011.  The Company’s proportionate share of earnings, included in the “Other income/(expense)” line of the Company’s condensed consolidated statements of income, was $0.4 million through March 6, 2012 and $0.8 million and $1.9 million for the third quarter and nine months ended October 1, 2011, respectively.

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

7. INTANGIBLE ASSETS AND GOODWILL
The carrying amounts of the Company's intangible assets are as follows:

(In millions)	September 29, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.8	$(5.6)	$7.8	$(5.4)
Supply agreements	4.4	(4.4)	4.4	(4.4)
Technology	7.5	(3.1)	7.5	(2.7)
Customer relationships	118.9	(21.3)	78.7	(17.1)
Software	1.0	(0.1)	1.2	—
Other	1.1	(1.1)	1.2	(1.1)
Total	$140.7	$(35.6)	$100.8	$(30.7)
Unamortized intangibles:
Trade names	45.3	—	24.4	—
Total intangibles	$186.0	$(35.6)	$125.2	$(30.7)

Amortization expense related to intangible assets was $1.8 million and $1.6 million for the third quarters ended September 29, 2012 and October 1, 2011, respectively, and $5.2 million and $4.5 million for the nine months ended September 29, 2012 and October 1, 2011, respectively.

Amortization expense is projected as follows:

(In millions)	2012	2013	2014	2015	2016
	$7.0	$7.7	$7.7	$7.7	$7.7

The change in the carrying amount of goodwill by reporting segment for the nine months ended September 29, 2012, is as follows:

(In millions)	Water Systems	Fueling Systems	Consolidated
Balance as of December 31, 2011	$109.9	$58.9	$168.8
Acquisitions	32.0	—	32.0
Adjustments to prior year acquisitions	—	—	—
Foreign currency translation	(0.4)	0.2	(0.2)
Balance as of September 29, 2012	$141.5	$59.1	$200.6

The acquired goodwill in the Water Systems segment for the nine months ended September 29, 2012, related to the Company's acquisition of PPH and Cerus.

8. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of September 29, 2012, the Company maintained two domestic pension plans and three German pension plans. The Company uses a December 31 measurement date for these plans.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance benefits to domestic employees hired prior to 1992.

Effective for 2012, the Company redesigned certain U.S. retirement plan offerings. The redesign was completed in order to increase standardization of retirement plans among U.S. salaried employees and to reduce the expected cash funding volatility of retirement plans, while at the same time keeping in place a competitive retirement plan offering to attract and retain talent. The Company achieved this by freezing benefit accruals under both the Basic Pension Plan and the Cash Balance Plan as of December 31, 2011, with the exception of a limited number of Basic Pension Plan participants who will continue to accrue benefits over a five year sunset period. Also effective December 31, 2011, the Cash Balance Plan was closed to new participants (the Basic Retirement Plan was previously closed to new participants in 2006). The Basic Retirement Plan and Cash Balance Plan were merged effective December 31, 2011. As of January 1, 2012, the Company instituted a new service-based contribution, supplemental to the existing Company match for employees, into the defined contribution retirement plan offerings.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the third quarter and nine months ended September 29, 2012 and October 1, 2011, respectively:

(In millions)	Pension Benefits
	Third Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$0.4	$0.7	$1.2	$2.6
Interest cost	2.2	2.0	6.4	7.2
Expected return on assets	(2.7)	(2.3)	(7.9)	(8.8)
Amortization of transition obligation	—	—	—	—
Prior service cost	—	—	—	0.1
Loss	0.5	0.8	1.5	2.7
Total net periodic benefit cost	$0.4	$1.2	$1.2	$3.8

(In millions)	Other Benefits
	Third Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$0.1	$—	$0.1	$—
Interest cost	0.1	0.2	0.4	0.5
Expected return on assets	—	—	—	—
Amortization of transition obligation	—	—	0.1	0.1
Prior service cost	—	0.1	0.2	0.1
Loss	0.1	0.1	0.1	0.1
Total net periodic benefit cost	$0.3	$0.4	$0.9	$0.8

In the nine months ended September 29, 2012, the Company made contributions to the funded plans of $4.8 million. The amount of contributions to be made to the plans during calendar year 2012 was finalized September 15, 2012, based upon the plans' year-end valuation at December 31, 2011, and the funding level required for the plan year ended December 31, 2011.

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

As of the beginning of fiscal year 2012, the Company had gross unrecognized tax benefits of $5.6 million, excluding accrued interest and penalties.  The unrecognized tax benefits decreased by $0.5 million for state income tax liabilities and $0.4 million for federal income tax liabilities based on state audits settled and evaluations made during the first nine months of 2012.  The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $4.7 million as of September 29, 2012.

If recognized, the annual effective tax rate would be affected by the net unrecognized tax benefits of $4.5 million as of September 29, 2012.

Of the unrecognized tax benefits at September 29, 2012, $2.6 million are related to acquisitions for which indemnification was provided for in the respective purchase agreements.  The stock purchase agreements related to these acquisitions provide the Company with rights to recover tax liabilities related to pre-acquisition tax years from the sellers.  Other amounts are associated with domestic state tax issues, such as nexus, as well as other federal and state uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense, the impact of which is immaterial.  The Company has accrued interest and penalties as of September 29, 2012 and December 31, 2011, of approximately $0.4 million and $0.5 million, respectively.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With few exceptions, as of September 29, 2012, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2008.

It is reasonably possible that the amounts of unrecognized tax benefits could change up to $0.9 million in the next twelve months as a result of an audit or due to the expiration of a statute of limitation.

10. DEBT
Debt consisted of the following:

(In millions)	September 29, 2012	December 31, 2011
Prudential Agreement - 5.79 percent	$150.0	$150.0
Capital leases	1.0	0.3
Subsidiary debt	17.5	13.7
	168.5	164.0
Less current maturities	(17.7)	(14.0)
Long-term debt	$150.8	$150.0

During the first quarter, the Company assumed $4.1 million of debt with the PPH acquisition. PPH has a short-term line of credit which expires in December 2012. The line of credit was extended beyond the original September 2012 maturity during the third quarter. Maximum borrowings available on the line of credit are $8.0 million. As of September 29, 2012, the outstanding balance on the line of credit was approximately $1.3 million. The line of credit is secured by all assets of PPH with an interest rate of the one month London Interbank Offered Rate ("LIBOR") plus 2.0 percent. The debt at third quarter end was included in the "Subsidiary debt" line of the above table.

During the third quarter, the Company assumed $1.2 million of debt with the Cerus acquisition. The debt resulting from a line of credit was repaid within the period with no amounts outstanding at third quarter end.

During the third quarter, the Company's prior year acquisition, Impo, incurred additional borrowings on previously available credit. Prior borrowings on the available credit also matured during the third quarter. As of September 29, 2012, Impo had short-term debt outstanding of approximately $16.1 million. The debt at third quarter end was included in the “Subsidiary debt” line of the above table.

The total estimated fair value of debt was $184.3 million and $179.2 million at September 29, 2012 and December 31, 2011, respectively.  The fair value assumed floating rate debt was valued at par. In the absence of quoted prices in active markets considerable judgment is required in developing estimates of fair value.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the estimated fair value of its long-term debt, the Company uses various inputs including estimated borrowing rates currently available to the Company that reflect debt with similar terms, conditions, and remaining maturities as well as the current credit quality of the Company. Accordingly, the fair value of debt is classified as a Level 2 within the valuation hierarchy.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$167.5	$17.5	$—	$—	$30.0	$30.0	$90.0
Capital leases	1.0	0.2	0.2	0.2	0.2	0.2	—
	$168.5	$17.7	$0.2	$0.2	$30.2	$30.2	$90.0

11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	Third Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$21.9	$19.2	$69.7	$51.6
Less: Undistributed earnings allocated to redeemable noncontrolling interest	—	0.2	—	0.5
	$21.9	$19.0	$69.7	$51.1
Denominator:
Basic
Weighted average common shares	23.4	23.2	23.4	23.2
Diluted
Effect of dilutive securities:
Employee and director incentive stock options and stock/stock unit awards	0.5	0.5	0.5	0.5
Adjusted weighted average common shares	23.9	23.7	23.9	23.7
Basic earnings per share	$0.93	$0.82	$2.98	$2.20
Diluted earnings per share	$0.91	$0.80	$2.91	$2.16
Anti-dilutive stock options	0.1	0.3	0.1	0.3

12. EQUITY ROLL FORWARD
The schedule below sets forth equity changes for the nine months ended September 29, 2012:

(In thousands)
Description	Common	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Non controlling Interest	Total Equity	Redeemable Non controlling Interest
Balance as of December 31, 2011	$2,333	$144,609	$350,457	$(47,219)	$(2,045)	$2,303	$450,438	$5,407
Net income			69,719			339	70,058	351
Dividends on common stock			(9,959)				(9,959)
Noncontrolling dividend						(444)	(444)
Common stock issued	44	11,752					11,796
Common stock repurchased or received for stock options exercised	(32)		(16,452)				(16,484)
Share-based compensation	5	4,228					4,233
Tax benefit of stock options exercised		3,672					3,672
Currency translation adjustment					649	209	858	(574)
Pension liability, net of taxes				1,122			1,122
Balance as of September 29, 2012	$2,350	$164,261	$393,765	$(46,097)	$(1,396)	$2,407	$515,290	$5,184

13. SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

	Third Quarter Ended		Nine Months Ended
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	Net sales to external customers
Water Systems	$189.8	$179.4	$557.5	$510.1
Fueling Systems	47.8	45.0	128.7	123.7
Other	—	—	—	—
Consolidated	$237.6	$224.4	$686.2	$633.8

	Third Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	Operating income (loss)
Water Systems	$35.1	$29.0	$102.0	$86.7
Fueling Systems	11.4	9.6	26.0	22.2
Other	(13.0)	(10.3)	(36.0)	(31.8)
Consolidated	$33.5	$28.3	$92.0	$77.1

	September 29, 2012	December 31, 2011
	Total assets
Water Systems	$707.9	$535.3
Fueling Systems	233.5	222.2
Other	23.4	72.0
Consolidated	$964.8	$829.5

Cash is the major asset group in “Other” of total assets.

14. COMMITMENTS AND CONTINGENCIES
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

On July 31, 2009, Sta-Rite Industries, LLC and Pentair, Inc. filed an action against the Company in the U.S. District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products and seeking damages in excess of $10.0 million for each claimant.  The Company has denied liability, is defending the case vigorously, and has filed a counterclaim alleging Sta-Rite and Pentair's breach of the same Settlement Agreement.  Both the Company and Sta-Rite/Pentair filed Motions for Summary Judgment. The judge granted the Company's motion and dismissed Sta-Rite/Pentair's claims against it in September 2011. The judge also granted Sta-Rite/Pentair's motion for summary judgment and dismissed the Company's counterclaim. Sta-Rite/Pentair is appealing the dismissal of its claims.  The Sixth Circuit Court of Appeals has scheduled oral arguments for November 29, 2012. The Company cannot predict the ultimate outcome of this litigation, and any settlement or adjudication of this matter, depending on the amount, could have a material effect on the Company's results of operations, financial position, and net cash flows.

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

As of September 29, 2012, the Company had $29.8 million of commitments primarily for conditional agreements related to building expansions as well as for the purchase of machinery and equipment.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses" line of the Company's condensed consolidated balance sheet for the nine months ended September 29, 2012, are as follows:

(In millions)
Beginning balance	$9.9
Accruals related to product warranties	5.0
Additions related to acquisitions	0.4
Reductions for payments made	(5.6)
Ending balance	$9.7

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the nine months ended September 29, 2012 and October 1, 2011, are as follows:

	September 29, 2012	October 1, 2011
Risk-free interest rate	1.01%	2.49%
Dividend yield	1.12%	1.23%
Volatility factor	0.388	0.431
Expected term	6.0 years	6.3 years
Forfeiture rate	3.99%	3.59%

There were no stock options granted during the third quarter ended September 29, 2012.

A summary of the Company’s outstanding stock option activity and related information for the nine months ended September 29, 2012 and October 1, 2011, is as follows:

(Shares in thousands)	September 29, 2012		October 1, 2011
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,569	$29.66	1,817	$27.95
Granted	125	48.19	113	43.43
Exercised	(430)	26.76	(160)	24.49
Forfeited	(23)	45.82	(14)	39.27
Outstanding at end of period	1,241	$32.50	1,756	$29.17
Expected to vest after applying forfeiture rate	1,229	$32.42	1,736	$29.19
Vested and exercisable at end of period	841	$31.73	1,207	$30.38

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the nine months ended September 29, 2012, is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding end of period	5.74 years	$34,752
Expected to vest after applying forfeiture rate	5.71 years	$34,479
Vested and exercisable end of period	4.67 years	$24,188

The total intrinsic value of options exercised during the third quarters ended September 29, 2012 and October 1, 2011, was $7.3 million and $0.8 million, respectively.

As of September 29, 2012, there was $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans related to stock options.  That cost is expected to be recognized over a weighted-average period of 2.08 years.

Stock/Stock Unit Awards:
A summary of the Company’s outstanding restricted stock/stock unit award activity and related information for the nine months ended September 29, 2012 and October 1, 2011, is as follows:

(Shares in thousands)	September 29, 2012		October 1, 2011
Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	172	$34.47	128	$31.86
Awarded	104	49.79	68	43.40
Vested	(37)	31.79	(3)	39.12
Forfeited	(9)	36.95	(20)	47.41
Non-vested at end of period	230	$41.77	173	$34.44

As of September 29, 2012, there was $5.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans related to stock/stock unit awards.  That cost is expected to be recognized over a weighted-average period of 3.01 years.

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

The Company has estimated the pretax charge for Phase IV to be between $2.6 million and $5.2 million, of which $1.2 million to $3.5 million is for closing the Oklahoma City manufacturing facility. Charges related to Phase IV began in the second quarter of 2011 and will substantially end in the fourth quarter of 2012, with the exception of asset dispositions, which may be incomplete at the end of 2012. Phase IV charges include severance, equipment relocation, and asset write-offs. The Company expects approximately 50.0 to 60.0 percent of the charges will be non-cash.

Costs incurred in the third quarter and nine months ended September 29, 2012, included in the “Restructuring (income)/expense” line of the Company's condensed consolidated statements of income, are as follows:

(In millions)	Third Quarter Ended
September 29, 2012
	Water Systems	Fueling Systems	Other	Consolidated
Equipment relocation	$—	$—	$—	$—
Asset write-off	0.1	—	—	0.1
Asset sale	—	—	—	—
Other	—	—	—	—
Total	$0.1	$—	$—	$0.1

(In millions)	Nine Months Ended
	September 29, 2012
	Water Systems	Fueling Systems	Other	Consolidated
Equipment relocation	$0.1	$—	$—	$0.1
Asset write-off	0.3	—	—	0.3
Asset sale	(0.4)	—	—	(0.4)
Other	0.1	—	—	0.1
Total	$0.1	$—	$—	$0.1

Restructuring expenses of $0.6 million and $1.5 million were incurred in the third quarter and nine months ended October 1, 2011, respectively, primarily for the Water Systems realignment.

As of September 29, 2012, there were no restructuring reserves. As of October 1, 2011, there was $0.2 million in restructuring reserves primarily for severance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2012 vs. Third Quarter 2011

OVERVIEW

Sales and earnings for the third quarter of 2012 were up from the same quarter last year.  The sales increase was primarily related to the Company's acquisitions, PPH and Cerus, as well as sales volume. The Company's consolidated gross profit was $82.6 million for the third quarter of 2012, an increase of $8.9 million or about 12 percent from the third quarter of 2011.

RESULTS OF OPERATIONS

Net Sales
Net sales for the third quarter of 2012 were $237.6 million, an increase of $13.2 million or about 6 percent compared to 2011 third quarter sales of $224.4 million.  The incremental impact of sales from businesses acquired since the third quarter of 2011 was $13.8 million or about 6 percent.  Sales revenue decreased by $13.0 million or about 6 percent in the third quarter of 2012 due to foreign currency translation. The sales change for the third quarter of 2012, excluding acquisitions and foreign currency translation, was an increase of $12.4 million or about 6 percent.

(In millions)	Q3 2012	Q3 2011	2012 v 2011
	Net Sales
Water Systems	$189.8	$179.4	$10.4
Fueling Systems	47.8	45.0	2.8
Consolidated	$237.6	$224.4	$13.2

Net Sales-Water Systems
Water Systems revenues were $189.8 million in the third quarter 2012, an increase of $10.4 million or about 6 percent versus the third quarter 2011. Sales from businesses acquired since the third quarter of 2011 were $13.8 million or increased sales by 8 percent. Water Systems sales were reduced by $11.4 million in the quarter due to foreign currency translation. Water Systems sales growth, excluding acquisitions and foreign currency translation, was 4 percent.

Water Systems sales in the U.S. and Canada were 43 percent of consolidated sales and grew by about 12 percent compared to the third quarter of the prior year. Excluding acquisitions and foreign currency translation, U.S. and Canada sales were flat compared to the third quarter of 2011. Sales of groundwater pumping equipment grew at a high single digit rate as the Company continued to gain market share. Wastewater pump sales in the U.S. and Canada continued to be lower as drier weather reduced demand for residential sump, sewage, and effluent pumps compared to the prior year.

Water Systems sales in EMEA, which is Europe, the Middle East, and Africa, were 18 percent of consolidated sales and declined by about 12 percent compared to the third quarter 2011. EMEA sales were reduced by about 13 percent in the quarter due to foreign currency translation. EMEA's organic sales decline was about 1 percent and was across the region as the general economic conditions in Europe still remain guarded. Sales from businesses acquired since the third quarter of 2011 increased sales by about 2 percent.

Water Systems sales in Latin America were about 12 percent of consolidated sales for the quarter and were up about 9 percent compared to the third quarter of the prior year. Latin American sales were reduced by about 18 percent in the quarter due to foreign currency translation. The organic sales increase was about 26 percent. Organic sales growth in Brazil was particularly strong, driven in part by submersible pumps and motors and a new line of energy efficient residential booster pumps. The Company's newly opened distribution center in Chile also contributed to the organic sales growth during the quarter.

Water Systems sales in the Asia Pacific region were 6 percent of consolidated sales and increased by about 26 percent, 13 percent excluding acquisitions, compared to the third quarter prior year. The Asia Pacific sales increase was led by strong sales in the Southeast Asian markets and Japan offset by lower sales in China.

Net Sales-Fueling Systems
Fueling Systems sales were $47.8 million or 20 percent of consolidated sales in the third quarter 2012 and increased about 6 percent from the third quarter 2011. Fueling Systems sales were reduced by $1.6 million in the quarter due to foreign currency translation. Fueling Systems sales growth, excluding foreign currency translation, was about 10 percent. This growth was split across both domestic and international markets, driven primarily by strong shipments of fuel pumping systems.

Cost of Sales
Cost of sales as a percent of net sales for the third quarter of 2012 and 2011 was 65.2 percent and 67.2 percent, respectively. Correspondingly, the gross profit margin increased to 34.8 percent from 32.8 percent, a 200 basis point improvement. The gross profit margin increase in percentage terms was due to lower variable cost. The Company's consolidated gross profit was $82.6 million for the third quarter of 2012, up $8.9 million from the gross profit of $73.7 million in the third quarter of 2011. The gross profit margin increase was primarily due to productivity improvements in the Company's manufacturing facilities partially offset by raw material inflation which grew at a slower rate than the prior year.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $49.0 million in the third quarter of 2012 compared to $44.8 million from the third quarter of prior year, an increase of $4.2 million or about 9 percent. The increase attributed to businesses acquired since the third quarter of 2011 was $2.9 million or about 6 percent of the overall increase. Additional increases in SG&A in the third quarter of 2012 were $0.7 million related to information technology expenditures for software, telephone and other acquisition integration cost as well as to higher performance-based and stock-based compensation expenses.

Restructuring Expenses
Restructuring expenses for the third quarter of 2012 were $0.1 million and had no impact on diluted earnings per share. Restructuring expenses in the third quarter of 2012 were related to the Oklahoma City, Oklahoma facility. Restructuring expenses for the third quarter of 2011 were $0.6 million and reduced diluted earnings per share by approximately $0.02. Restructuring expenses in the third quarter of 2011 included severance cost, asset write-down, and manufacturing equipment relocation costs primarily related to the closing of the Siloam Springs, Arkansas facility.

Operating Income
Operating income was $33.5 million in the third quarter of 2012, up $5.2 million or 18 percent from $28.3 million for the third quarter 2011.

(In millions)	Q3 2012	Q3 2011	2012 v 2011
	Operating income (loss)
Water Systems	$35.1	$29.0	$6.1
Fueling Systems	11.4	9.6	1.8
Other	(13.0)	(10.3)	(2.7)
Consolidated	$33.5	$28.3	$5.2

There were a couple of specific items in the third quarter of 2012 and 2011 that impacted operating income that were not operational in nature.  In 2012 they were as follows:

•	$0.1 million in restructuring charges from the Oklahoma City, Oklahoma facility.

•	$0.1 million in SG&A cost related to the Cerus acquisition.

In 2011 they were as follows:

•	$0.6 million of restructuring charges primarily from the Siloam Springs, Arkansas facility.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the Third Quarter 2012
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$35.1	$11.4	$(13.0)	$33.5
% Operating Income to Net Sales	18.5%	23.8%		14.1%

Non-GAAP Adjustments:
Restructuring	$0.1	$—	$—	$0.1
Acquisition related items	$0.1	$—	$—	$0.1
Operating Income after Non-GAAP Adjustments	$35.3	$11.4	$(13.0)	$33.7
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	18.6%	23.8%		14.2%

	For the Third Quarter 2011
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$29.0	$9.6	$(10.3)	$28.3
% Operating Income to Net Sales	16.2%	21.3%		12.6%

Non-GAAP Adjustments:
Restructuring	$0.6	$—	$—	$0.6
Acquisition related items	$—	$—	$—	$—
Operating Income after Non-GAAP Adjustments	$29.6	$9.6	$(10.3)	$28.9
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	16.5%	21.3%		12.9%

Operating Income-Water Systems
Water Systems operating income after non-GAAP adjustments was $35.3 million in the third quarter 2012, an increase of 19 percent versus the third quarter 2011. The third quarter operating income margin after non-GAAP adjustments was 18.6 percent and was up 210 basis points compared to the third quarter of 2011. This profit improvement can be attributed to a combination of sales growth, expense control, and pricing actions that were effective in the first quarter of 2012.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $11.4 million in the third quarter of 2012 compared to $9.6 million after non-GAAP adjustments in the third quarter of 2011, an increase of 19 percent. The third quarter operating income margin after non-GAAP adjustments was 23.8 percent and increased by 250 basis points compared to the 21.3 percent of net sales in the third quarter 2011. This profit improvement can be attributed to a combination of sales growth, expense control, and pricing actions that were effective in the first quarter of 2012.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses increased due to higher systems expenses of $0.7 million related to information technology expenditures for software, telephone, and other acquisition integration cost and increases due to higher performance-based and stock-based compensation expenses.

Interest Expense
Interest expense for the third quarter of 2012 and 2011 was $2.4 million and $2.9 million, respectively.

Other Income or Expense
Other income or expense was a gain of $0.4 million in the third quarter of 2012 and a gain of $1.5 million in the third quarter of 2011.  Included in other income for the third quarter of 2012 was interest income of $0.4 million, primarily derived from the investment of cash balances in short-term securities. Included in other income for the third quarter of 2011 was income from equity investments of $0.8 million and interest income of $0.7 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the third quarter of 2012 of $0.9 million. The loss was primarily due to rate changes in the Mexican peso and euro versus the U.S. dollar and the Turkish lira and Czech koruna versus the euro.  Foreign currency-based transactions produced a loss for the third quarter of 2011 of $0.6 million, primarily due to Turkish lira rate changes relative to the U.S. dollar and other currencies.

Income Taxes
The provision for income taxes in the third quarter of 2012 and 2011 was $8.7 million and $7.1 million, respectively. The effective tax rate, excluding discrete events, for the third quarter 2012 was about 28.1 percent, which the Company believes is also a reasonable estimate for full year 2012. The third quarter and projected tax rate are higher than the prior year 2011 rate of 27.2 percent, excluding the impact of discrete events. The rate is higher due to the stronger U.S. dollar which in effect reduces foreign earnings when translated to U.S. dollars and has increased the percentage of U.S. based earnings on a consolidated basis. The tax rate continues to be lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of certain foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand, and available credit.

Net Income
Net income for the third quarter of 2012 was $22.0 million compared to 2011 third quarter net income of $19.3 million.  Net income attributable to Franklin Electric Co., Inc. for the third quarter of 2012 was $21.9 million, or $0.91 per diluted share, compared to 2011 third quarter net income attributable to Franklin Electric Co., Inc. of $19.2 million or $0.80 per diluted share.

First Nine Months of 2012 vs. First Nine Months of 2011

OVERVIEW

Sales and earnings in the first nine months of 2012 were up from the same period last year.  The sales increase was related to the Company's acquisitions, as well as, sales volume and price increases, partially offset by the impact of foreign currency translation. The Company's consolidated gross profit was $233.2 million for the first nine months of 2012, an increase of $21.7 million or about 10 percent from the first nine months of 2011.

The Company's first nine months of 2012 earnings include a gain on the previously held equity investment in PPH as indicated in the announcement made on March 7, 2012, regarding the acquisition of a controlling interest in PPH. This gain, included in "Other income/(expense)" in the Company's statement of income, represents about $12 million of pre-tax earnings or $0.37 earnings per share. Consistent with the terms of the stock purchase agreement between the Company and the minority shareholders and current GAAP guidance, the Company has included the liability to purchase the remaining shares, representing about 30 percent of the outstanding PPH stock, in "Other long-term liabilities".

RESULTS OF OPERATIONS

Net Sales
Net sales in the first nine months of 2012 were $686.2 million, an increase of $52.4 million or about 8 percent compared to the first nine months sales of 2011 of $633.8 million.  The incremental impact of sales from acquired businesses was $47.6 million or about 8 percent.  Sales revenue decreased by $29.2 million or about 5 percent in the first nine months of 2012 due to foreign currency translation. The sales change in the first nine months of 2012, excluding acquisitions and foreign currency translation, was an increase of $34.0 million or about 5 percent.

(In millions)	YTD September 29, 2012	YTD October 1, 2011	2012 v 2011
	Net Sales
Water Systems	$557.5	$510.1	$47.4
Fueling Systems	128.7	123.7	5.0
Consolidated	$686.2	$633.8	$52.4

Net Sales-Water Systems
Water Systems sales were $557.5 million in the first nine months of 2012, an increase of $47.4 million or about 9 percent versus the first nine months of 2011. The incremental impact of sales from acquired businesses was $47.6 million or about 9 percent. Foreign currency translation rate changes decreased sales $25.7 million, or about 5 percent, compared to sales in the first nine months of 2011. The Water Systems sales change in the first nine months of 2012, excluding acquisitions and foreign currency translation, was an increase of $25.5 million or about 5 percent.

Water Systems sales in the U.S. and Canada were 42 percent of consolidated sales and grew by about 15 percent compared to the first nine months of 2011. The incremental impact of sales from acquired businesses was $29.9 million or about 12 percent. Foreign currency translation rate changes decreased sales $0.9 million, compared to sales in the first nine months of 2011. The Water Systems sales in the U.S. and Canada change in the first nine months of 2012, excluding acquisitions and foreign currency translation, was an increase of $9.1 million or about 4 percent. Sales of groundwater pumping equipment in the U.S. and Canada grew by about 10 percent compared to the first nine months of the prior year as the Company continued to gain share in this market. Wastewater pump sales in the U.S. and Canada continued to be lower as drier weather reduced demand for residential sump, sewage, and effluent pumps compared to the prior year.

Water Systems sales in EMEA, which is Europe, the Middle East, and Africa, were 20 percent of consolidated sales and declined by about 1 percent compared to the first nine months of 2011. The incremental impact of sales from acquired businesses was $14.1 million or about 10 percent. Foreign currency translation rate changes decreased sales $16.3 million, or about 12 percent, compared to sales in the first nine months of 2011. The Water Systems sales in EMEA change in the first nine months of 2012, excluding acquisitions and foreign currency translation, was an increase of $0.5 million.

Water Systems sales in Latin America were about 12 percent of consolidated sales for the first nine months of 2012 and grew by about 5 percent compared to the prior year first nine months. The incremental impact of sales from acquired businesses was $0.3 million. Foreign currency translation rate changes decreased sales $8.9 million, or about 11 percent, compared to sales in the first nine months of 2011. The Water Systems sales in Latin America change in the first nine months of 2012, excluding acquisitions and foreign currency translation, was an increase of $12.9 million or about 16 percent. Sales in Mexico continued to grow in local currency, with sales up about 21 percent in the first nine months of 2012. The first nine months year-on-year sales increase in Brazil, in local currency, was 19 percent.

Water Systems sales in the Asia Pacific region were 7 percent of consolidated sales and grew by about 17 percent compared to the first nine months of the prior year. The incremental impact of sales from acquired businesses was $3.3 million or about 8 percent. Foreign currency translation rate changes increased sales $0.2 million compared to sales in the first nine months of 2011. The Water Systems sales in the Asia Pacific region change in the first nine months of 2012, excluding acquisitions and foreign currency translation, was an increase of $3.0 million or about 8 percent. The sales increase in the Asia Pacific region was led by increases in Southeast Asia, Japan and India offset by lower sales in China.

Net Sales-Fueling Systems
Fueling Systems sales were $128.7 million or about 19 percent of consolidated sales in the first nine months of 2012 and increased $5.0 million or about 4 percent from the first nine months of 2011. Foreign currency translation rate changes decreased sales $3.5 million, or about 3 percent, compared to sales in the first nine months of 2011. The Fueling Systems sales change in the first nine months of 2012, excluding foreign currency translation, was an increase of $8.5 million or about 7 percent.

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

Cost of Sales
Cost of sales as a percent of net sales for the first nine months of 2012 and 2011 was 66.0 percent and 66.6 percent, respectively. Correspondingly, the gross profit margin was 34.0 percent and 33.4 percent, a 60 basis point improvement. The gross profit margin increase in percentage terms was due to fixed cost leverage, lower labor and variable burden cost partially offset by higher direct material cost. The Company's consolidated gross profit was $233.2 million for the first nine months of 2012, up $21.7 million from the gross profit of $211.5 million in the first nine months of 2011.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $141.1 million in the first nine months of 2012 and increased by $8.2 million or about 6 percent in the first nine months of 2012 compared to the first nine months of last year. The increase was primarily due to SG&A expenses of businesses acquired since the third quarter of 2011. In the first nine months of 2012, increases in SG&A expenses attributable to acquisitions were $6.0 million. Additional increases in SG&A in the first nine months of 2012 were $1.2 million related to information technology expenditures for software, telephone and other acquisition integration cost as well as to higher performance-based and stock-based compensation expenses.

Restructuring Expenses
There were $0.1 million of restructuring expenses for the first nine months of 2012 that had no impact on diluted earnings per share. Restructuring expenses for the first nine months of 2011 were $1.5 million and reduced diluted earnings per share by approximately $0.04. Restructuring expenses in the first nine months of 2011 included asset write-down and severance costs primarily related to the Siloam Springs, Arkansas facility.

Operating Income
Operating income was $92.0 million in the first nine months of 2012, up $14.9 million from $77.1 million in the first nine months of 2011.

(In millions)	YTD September 29, 2012	YTD October 1, 2011	2012 v 2011
	Operating income (loss)
Water Systems	$102.0	$86.7	$15.3
Fueling Systems	26.0	22.2	3.8
Other	(36.0)	(31.8)	(4.2)
Consolidated	$92.0	$77.1	$14.9

There were specific items in the first nine months of 2012 and 2011 that impacted operating income that were not operational in nature.   In 2012 they were as follows:

•	$0.1 million in restructuring charges from the Oklahoma City, Oklahoma facility.

•
$1.3 million in cost related to acquisitions comprised of $1.0 million in additional cost of sales recognized on sold acquired inventory that was increased to fair value as required by GAAP related to the PPH transaction that was considered non-operational and $0.3 million in SG&A cost related to the PPH and Cerus acquisitions.

In 2011 they were as follows:

•	$1.5 million of restructuring charges primarily from the Siloam Springs, Arkansas facility.

•	$0.7 million for certain legal matters.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the First Nine Months of 2012
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$102.0	$26.0	$(36.0)	$92.0
% Operating Income to Net Sales	18.3%	20.2%		13.4%

Non-GAAP Adjustments:
Restructuring	$0.1	$—	$—	$0.1
Legal matters	$—	$—	$—	$—
Acquisition related items	$1.3	$—	$—	$1.3
Operating Income after Non-GAAP Adjustments	$103.4	$26.0	$(36.0)	$93.4
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	18.5%	20.2%		13.6%

	For the First Nine Months of 2011
	Water	Fueling	Corporate	Consolidated
Reported Operating Income	$86.7	$22.2	$(31.8)	$77.1
% Operating Income to Net Sales	17.0%	17.9%		12.2%

Non-GAAP Adjustments:
Restructuring	$1.5	$—	$—	$1.5
Legal matters	$—	$0.7	$—	$0.7
Acquisition related items	$—	$—	$—	$—
Operating Income after Non-GAAP Adjustments	$88.2	$22.9	$(31.8)	$79.3
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	17.3%	18.5%		12.5%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $103.4 million in the first nine months of 2012, an increase of 17 percent versus the first nine months of 2011. The first nine months of 2012 operating income margin after non-GAAP adjustments was 18.5 percent and increased by 120 basis points compared to the first nine months of 2011. This increased profitability was the result of operating leverage, increases in pricing, and productivity improvements.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $26.0 million in the first nine months of 2012 compared to $22.9 million after non-GAAP adjustments in the first nine months of 2011, an increase of 14 percent. The first nine months of 2012 operating income margin after non-GAAP adjustments was 20.2 percent and increased by 170 basis points compared to the 18.5 percent of net sales in the first nine months of 2011 due to sales growth, expense control, and increases in pricing.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due to systems expenses of $1.2 million related to information technology expenditures for software, telephone, and other acquisition integration costs and increases due to higher performance-based and stock-based compensation expenses.

Interest Expense
Interest expense for the first nine months of 2012 and 2011 was $7.3 million and $7.5 million, respectively.

Other Income or Expense
Other income or expense was a gain of $14.4 million in the first nine months of 2012 and a gain of $4.1 million in the first nine months of 2011.  Included in other income in the first nine months of 2012 was a one-time gain on the PPH transaction of $12.2 million. The gain on the original investment the Company had held in PPH arises as the result of a new enterprise valuation of the PPH entity that is then compared to the book value of the equity investment the Company had previously made in PPH. Also included in other income was income from equity investments of $0.6 million and interest income of $1.9 million, primarily derived from the investment of cash balances in short-term securities, partially offset by other expenses of $0.3 million.

Included in other income in the first nine months of 2011 was income from equity investments of $1.9 million and interest income of $1.7 million, primarily derived from the investment of cash balances in short-term securities. Other income or expense in the first nine months of 2011 reflected the fact that, in conjunction with the Impo acquisition, the Company entered into a forward purchase contract for Turkish lira for a portion of the estimated acquisition price.  The contract was settled in the first nine months of 2011 resulting in a pre-tax gain included in other income of approximately $0.6 million.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first nine months of 2012 of $1.6 million, primarily the Mexican peso versus the U.S. dollar and the Czech koruna versus the euro.  Foreign currency-based transactions produced a loss for the first nine months of 2011 of $1.9 million, primarily due to the Turkish lira relative to the U.S. dollar and other currencies.

Income Taxes
The provision for income taxes in the first nine months of 2012 and 2011 was $27.1 million and $19.5 million, respectively. The effective tax rate for the first nine months of 2012 was about 28.1 percent, excluding discrete events, which the Company believes is also a reasonable estimate for full year 2012. The projected tax rate is higher than the first nine months of 2011 tax rate of about 27.3 percent, excluding the impact of discrete events. The rate was higher due to the stronger U.S. dollar which in effect reduces foreign earnings when translated to U.S. dollars and has increased the percentage of U.S. based earnings on a consolidated basis. The tax rate continues to be lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of certain foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand, and available credit.

Net Income
Net income for the first nine months of 2012 was $70.4 million compared to 2011 first nine months net income of $52.2 million.  Net income attributable to Franklin Electric Co., Inc. for the first nine months of 2012 was $69.7 million, or $2.91 per diluted share, compared to 2011 first nine months net income attributable to Franklin Electric Co., Inc. of $51.6 million or $2.16 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Overview
The Company's primary sources of liquidity include cash on hand, cash flows from operations, and funds available under its committed, unsecured, revolving credit agreement (the “Agreement”) in the amount of $150.0 million and its amended and restated, uncommitted, note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million. The Agreement matures on December 14, 2016, while the currently drawn amount under the Prudential Agreement begins maturing in 2015 with a final maturity in 2019. As of September 29, 2012, the Agreement had no amounts outstanding with a borrowing capacity of $146.1 million as a result of outstanding letters of credit totaling $3.9 million. As of September 29, 2012, the Prudential Agreement had $150.0 million of notes issued and outstanding with a remaining borrowing capacity of $50.0 million.

The Agreement contains customary affirmative and negative covenants. The affirmative covenants include financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws, and most favored lender obligations. The affirmative covenants also include financial covenants with a maximum leverage ratio of 3.50 to 1.00 and an interest coverage ratio equal to or greater than 3.00 to 1.00. The negative covenants include limitations on loans or advances, investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales, and transfers of assets. The Prudential Agreement also contains certain financial covenants in regards to borrowings, interest coverage, loans or advances, and investments. The Company was in compliance with all covenants as of September 29, 2012 and December 31, 2011.

As of September 29, 2012, the Company had $95.7 million of cash on hand at various locations worldwide. Approximately 15 percent of the cash on hand was located in various U.S. locations and readily accessible. The Company regularly reviews its international cash balances and if appropriate, will reposition cash among its global entities based on forecasted expenditures and considerations for post-tax economic efficiencies. Cash investments are managed in accordance with a global written policy and generally are invested in bank demand accounts and bank time deposits with the preservation of principal as the highest priority. In addition, the Company generally sources inputs and sells outputs in the local currency of operations on a country by country basis, thereby insulating local cash balances from currency volatility.

Operating Activities
Net cash provided by operating activities was $26.1 million for the nine months ended September 29, 2012, compared to $52.4 million for the nine months ended October 1, 2011. Cash from operations declined in the current period compared to the same period in the prior year primarily related to changes in receivables and inventories, which were a $57.4 million use of cash for the nine months ended September 29, 2012, compared to a $29.2 million use of cash for the same period in the prior year. Inventory levels were elevated in anticipation of market demand and sales increases. Net income increased significantly over the prior year, even without regard to the non-cash gain on the PPH equity investment.

The Company redesigned certain U.S. retirement plan offerings, effective for the 2012 plan year. The redesign was completed in order to increase standardization of retirement plans among U.S. salaried employees and to reduce the expected cash funding volatility of retirement plans, while at the same time keeping in place a competitive retirement plan offering to attract and retain employees. The Company achieved this by freezing benefit accruals under both the Basic Pension Plan and the Cash Balance Plan as of December 31, 2011, with the exception of a limited number of Basic Pension Plan participants who will continue to accrue benefits over a five-year sunset period. Also effective December 31, 2011, the Cash Balance Plan was closed to new participants (the Basic Retirement Plan was previously closed to new participants in 2006). The Basic Retirement Plan and Cash Balance Plan were merged effective December 31, 2011. As of January 1, 2012, the Company instituted a new service-based contribution, supplemental to the existing Company match for employees, into the defined contribution retirement plan offerings.

Investing Activities
Net cash used by investing activities was $71.9 million for the nine months ended September 29, 2012, compared to $48.2 million for the nine months ended October 1, 2011. The current period activity was primarily related to the acquisition of PPH and Cerus, which were acquired for $54.0 million, net of cash acquired. The PPH acquisition was funded with cash on hand while the Cerus acquisition was funded with cash on hand and short-term borrowings that were paid back within the period. The prior period activity was primarily related to the acquisition of Impo, which was acquired for $25.1 million, net of cash acquired and working capital adjustments. The Impo acquisition was funded with cash on hand. The Company also made an earn-out payment related to a prior acquisition totaling $6.6 million and entered into a loan agreement with an international customer for approximately $3.2 million during the nine months ended October 1, 2011. The Company evaluates potential future acquisitions by reviewing opportunities that place emphasis on increasing global distribution and adding complementary product lines that can be effectively marketed through the Company's current global distribution channels.

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

Financing Activities
Net cash used by financing activities was $13.1 million for the nine months ended September 29, 2012, compared to $13.9 million for the nine months ended October 1, 2011. The net cash used by financing activities for the nine months ended September 29, 2012, was primarily related to the payment of $10.4 million in dividends to the Company's shareholders, including the payment of $0.4 million in dividends to minority shareholders. The Company also repurchased approximately 319,800 shares of the Company's common stock for $16.5 million. The current year share repurchase transactions included

161,300 shares related to the Company's stock repurchase program with the remaining balance representing shares withheld by the Company as payment of stock option exercise prices and related withholding taxes as well as shares withheld in restricted stock award transactions to cover withholding taxes. The net cash used by financing activities for the nine months ended October 1, 2011, was primarily related to the payment of $9.3 million in dividends to the Company's shareholders in addition to the repurchase of approximately 250,300 shares of the Company's common stock for $10.6 million. The prior year share repurchase transactions included 250,000 shares related to the Company's stock repurchase program with the remaining balance representing shares withheld by the Company as payment of stock option exercise prices and related withholding taxes as well as shares withheld in restricted stock award transactions to cover withholding taxes.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”  While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and in Exhibit 99.1 thereto.  Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company's exposure to market risk during the third quarter and nine months ended September 29, 2012. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

On July 31, 2009, Sta-Rite Industries, LLC and Pentair, Inc. filed an action against the Company in the U.S. District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products and seeking damages in excess of $10.0 million for each claimant.  The Company has denied liability, is defending the case vigorously, and has filed a counterclaim alleging Sta-Rite and Pentair's breach of the same Settlement Agreement.  Both the Company and Sta-Rite/Pentair filed Motions for Summary Judgment. The judge granted the Company's motion and dismissed Sta-Rite/Pentair's claims against it in September 2011. The judge also granted Sta-Rite/Pentair's motion for summary judgment and dismissed the Company's counterclaim. Sta-Rite/Pentair is appealing the dismissal of its claims.  The Sixth Circuit Court of Appeals has scheduled oral arguments for November 29, 2012. The Company cannot predict the ultimate outcome of this litigation, and any settlement or adjudication of this matter, depending on the amount, could have a material effect on the Company's results of operations, financial position, and net cash flows.

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

In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. The Company did not repurchase any shares under the plan during the third quarter of 2012. The maximum number of shares that may still be purchased under the Company plan as of September 29, 2012, is 1,239,613.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibits are set forth in the Exhibit Index located on page 39.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: November 8, 2012	By	/s/ R. Scott Trumbull
R. Scott Trumbull
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2012	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRD QUARTER ENDED SEPTEMBER 29, 2012

Number	Description
10.1	Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan (As Amended and Restated Effective January 1, 2012)*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Management contract, compensatory plan, or arrangement of the Company.