Form 10-K
period 2012-12-29
FRANKLIN ELECTRIC CO INC
filed 2013-02-27
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at June 30, 2012 (the last business day of the registrant’s most recently completed second quarter) was $1,165,984,575.  The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant's 401(k) Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 12, 2013:
23,566,200 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2013 (Part III).

FRANKLIN ELECTRIC CO., INC.

PART I

ITEM 1. BUSINESS

General
Franklin Electric Co., Inc. is an Indiana corporation founded in 1944 and incorporated in 1946. Except where the context otherwise requires, “Franklin Electric” or the “Company,” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

The Company designs, manufactures and distributes water and fuel pumping systems, composed primarily of submersible motors, pumps, electronic controls and related parts and equipment. The Company's business consists of two reporting segments based on the principal end market served: the Water Systems segment and the Fueling Systems segment. The Company includes unallocated corporate expenses in an “Other” segment that, together with the Water Systems and Fueling Systems segments, represent the Company.

The Company leveraged their knowledge of customer needs and technical solutions to identify a new artificial lift system for pumping groundwater and hydrocarbon liquids out of oil and gas wells. By combining expertise in submersible motors, progressive cavity pumps, and electronic drives the Company successfully developed a superior and proprietary artificial lift system for oil and gas well deliquification. The beta test phase for this development was complete at the end of 2012 and qualification installations with oil and gas well operators in North America, Australia, and Africa are being implemented.

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

The Water Systems business has grown from a domestic submersible motor manufacturer to a global manufacturer of systems and components for the movement of water and automotive fuels. Highlights of the Water Systems business transformation, from its origins to the present, are as follows:

•	1950s - Domestic submersible motor manufacturer

•	1990s - Global manufacturer of submersible motors, electronic drives and controls selling to pump OEMs

•	2004 - Began to change the business model to include pumps and sell directly to wholesale distributors

•	2006 - Added adjacent pumping systems, acquired Little Giant Pump Company

•	2007 - Expanded globally, acquired Pump Brands (Pty) Limited, South Africa

•	2008 - Continued global expansion, acquired Industrias Schneider SA, Brazil

•	2009 - International acquisition, Vertical, S.p.A., Italy

•	2011 - International acquisition, Impo Motor Pompa Sanayi ve Ticaret A.S.

During the first quarter of 2012, Franklin Electric acquired an additional 39.5 percent of the outstanding shares of Pioneer Pump Holdings, Inc. ("PPH"), bringing the Company's total equity interest in PPH to 70.5 percent. PPH is a leader in the manufacture of large, engine-driven centrifugal pumps used for dewatering in oil and gas, municipal, construction, and mining applications. PPH's presence in the oil and gas market will also complement the Company's initiative to introduce submersible pumping systems in this market.
Water Systems products are sold in highly competitive markets. Water Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The Company's principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc., and Xylem, Inc. (formerly part of the ITT Corporation).

2012 Water Systems research and development expenditures were primarily related to the following activities:

•	Pumping system for extracting natural gas from coal seams

•	Solar powered groundwater pumping system

•	Improved efficiency effluent and sewage pump product line

•	Submersible motor technology

•	Reduced diameter submersible pump line

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

2012 Fueling Systems research and development expenditures were primarily related to the following activities:

•	Conventional and vapor recovery nozzles for the European and Asian markets

•	New and improved containment sumps and accessories to ensure water tight operation

•	International vapor recovery and monitoring system

•	Pipeline leak detector

Research and Development
The Company incurred research and development expense as follows:

(In millions)	2012	2011	2010
Research and development expense	$9.9	$8.2	$7.5

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

Raw Materials
The principal raw materials used in the manufacture of the Company’s products are coil and bar steel, stainless steel, copper wire, and aluminum ingot. Major components are capacitors, motor protectors, forgings, gray iron castings, and bearings. Most of these raw materials are available from multiple sources in the United States and world markets. Generally, the Company believes that adequate alternative sources are available for the majority of its key raw material and purchased component needs; however, the Company is dependent on a single or limited number of suppliers for certain materials or components. Availability of fuel and energy is adequate to satisfy current and projected overall operations unless interrupted by government direction or allocation.

Employees
The Company employed approximately 4,200 persons at the end of 2012.

Major Customers
No single customer accounted for over 10 percent of net sales in 2012, 2011, or 2010. No single customer accounted for over 10 percent of gross accounts receivable in 2012 or 2011.

Backlog
The dollar amount of backlog by segment was as follows:

(In millions)	February 12, 2013	February 14, 2012
Water Systems	$49.9	$46.5
Fueling Systems	14.7	6.0
Consolidated	$64.6	$52.5

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2013.  The Company’s sales in the first quarter are generally less than its sales in other quarters due to generally lower construction activity during that period in the northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

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

The Company’s products are sold in highly competitive markets, by numerous competitors whose actions could negatively impact sales volume, pricing and profitability.  The Company is a global leader in the production and marketing of groundwater and fuel pumping systems.  End user demand, distribution relationships, industry consolidation, new product capabilities of the Company’s competitors or new competitors, and many other factors contribute to a highly competitive environment.  Additionally, some of the Company’s competitors have substantially greater financial resources than the Company.  Although the Company believes that consistency of product quality, timeliness of delivery, service, and continued product innovation, as well as price, are principal factors considered by customers in selecting suppliers, competitive factors previously described may lead to declines in sales or in the prices of the Company’s products which could have an adverse impact on its results of operations and financial condition.

Reduced housing starts adversely affect demand for the Company’s products, thereby reducing revenues and earnings.  Demand for certain Company products is affected by housing starts.  Continuation of the volatility in the housing market over the last few years or a continuation or deepening of the general uncertainty in the United States or other economies in the international markets the Company serves could reduce demand and adversely impact gross margins and operating results.

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

The Company is exposed to political, economic and other risks that arise from operating a multinational business.  The Company has significant operations outside the United States, including Europe, South Africa, Brazil, Mexico, China, and Turkey.  Further, the Company obtains raw materials and finished goods from foreign suppliers.  Accordingly, the Company’s business is subject to political, economic, and other risks that are inherent in operating a multinational business.  These risks include, but are not limited to, the following:

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

The Company has significant investments in foreign entities and has significant sales and purchases in foreign denominated currencies creating exposure to foreign currency exchange rate fluctuations. The Company has significant investments outside the United States, including Europe, South Africa, Brazil, Mexico, China, and Turkey.  Further, the Company has sales and makes purchases of raw materials and finished goods in foreign denominated currencies.  Accordingly, the Company has exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar.  Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of inter-company balances utilizing a global netting system and limited use of foreign currency denominated debt. To the extent that these mitigating strategies are not successful, foreign currency rate fluctuations can have a material adverse impact on its international operations or on the business as a whole.

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
The Company's results may be adversely affected by global macroeconomic supply and demand conditions related to the energy and mining industries.  The energy and mining industries are users of the Company's products, including the coal, iron ore, gold, copper, oil and natural gas industries. Decisions to purchase the Company's products are dependent upon the performance of the industries in which our customers operate. If demand or output in these industries increases, the demand for our products will generally increase. Likewise, if demand or output in these industries declines, the demand for our products will generally decrease. The energy and mining industries' demand and output are impacted by the prices of commodities in these industries which are frequently volatile and change in response to general economic conditions, economic growth, commodity inventories and any disruptions in production or distribution. Changes in these conditions could adversely impact sales, gross margin and operating results.
The Company depends on certain key suppliers, and any loss of those suppliers or their failure to meet commitments may adversely affect business and results of operations. The Company is dependent on a single or limited number of suppliers for some materials or components required in the manufacture of its products. If any of those suppliers fail to meet their commitments to the Company in terms of delivery or quality, the Company may experience supply shortages that could result in its inability to meet customer requirements, or could otherwise experience an interruption in operations that could negatively impact the Company's business and results of operations.

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

Manufacturing plants or primary distribution centers in the Water Systems segment are located in Australia (leased), Brazil (owned), Canada (leased), China (leased), the Czech Republic (owned), Germany (owned), Italy (leased), Japan (leased), Mexico (owned), Republic of Botswana (leased), South Africa (owned), Turkey (owned), and the United States (primarily owned).  Within the United States, significant manufacturing and primary distribution facilities are located in Little Rock, Arkansas (leased); Oklahoma City, Oklahoma (owned); Canby, Oregon (leased); and Wilburton, Oklahoma (owned).

Manufacturing plants or primary distribution centers in the Fueling Systems segment are located in China (leased), Germany (leased), and the United States.  Within the United States, a significant manufacturing facility is located in Madison, Wisconsin (leased).

The Company also maintains leased warehouse facilities in Bluffton, Indiana; Fresno, California; Sanford, Florida; Laredo, Texas; Winnipeg, Manitoba, Canada; and Bolton, Ontario, Canada.

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

In July 2010, the Company entered into a tolling agreement with the South Coast Air Quality Management District (“SCAQMD”) and began discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency's concerns.  Those discussions did not result in agreement and in December 2010, SCAQMD filed a civil complaint against the Company in Los Angeles Superior Court.  The complaint alleges violations of California statutes and regulations, similar to the complaint filed by CARB, as well as violation of SCAQMD rules, and seeks penalties of at least $12.5 million.  The SCAQMD complaint does not allege an intentional violation of any statute, rule, or regulation. This case was consolidated with the CARB case in Los Angeles Superior Court.

The Company believes that there is no reasonable basis for the amount of penalties claimed in the SMAQMD and SCAQMD suits.  The Company answered the SMAQMD and SCAQMD complaints, as well as the CARB complaint, denying liability and asserting affirmative defenses. The consolidated CARB/SCAQMD cases were tried to the Court in the latter part of December 2012 through early January 2013. In their respective post-trial briefs, CARB requested a civil penalty award of approximately $15.8 million and SCAQMD requested a civil penalty award of approximately $2.1 million. The SMAQMD case is set for trial beginning May 20, 2013. Penalties awarded in the CARB or any air district proceedings or payments resulting from a settlement of these matters, depending on the amount, could have a material adverse effect on the Company's financial position, results of operations, and net cash flows.

None of these suits have any effect on CARB's certification of the Company's EVR System or any other products of the Company or its subsidiaries, and so do not interfere with continuing sales.  CARB has never decertified the Company's EVR System and does not propose to do so now.

On July 31, 2009, Sta-Rite Industries, LLC and Pentair, Inc. filed an action against the Company in the U.S. District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products and seeking damages in excess of $10.0 million for each claimant.  The Company has denied liability, is defending the case vigorously, and has filed a counterclaim alleging Sta-Rite and Pentair's breach of the same Settlement Agreement.  Both the Company and Sta-Rite/Pentair filed Motions for Summary Judgment. The judge granted the Company's motion and dismissed Sta-Rite/Pentair's claims against it in September 2011. The judge also granted Sta-Rite/Pentair's motion for summary judgment and dismissed the Company's counterclaim. Sta-Rite/Pentair is appealing the dismissal of its claims.  The Company cannot predict the ultimate outcome of this litigation, and any settlement or adjudication of this matter, depending on the amount, could have a material adverse effect on the Company's financial position, results of operations, and net cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of December 29, 2012, are as follows:

Name	Age	Position Held	Period Holding Position
R. Scott Trumbull	64	Chairman of the Board of Directors and Chief Executive Officer	2003 - present
Gregg C. Sengstack	54	President and Chief Operating Officer	2011 - present
		Senior Vice President and President, Fueling and International Water Group	2005 - 2011
Robert J. Stone	48	Senior Vice President and President, International Water Systems	2012 - present
		Senior Vice President and President, Americas Water Systems Group	2007 - 2012
Daniel J. Crose	64	Vice President, Global Water Product Supply	2011 - present
		Vice President, Water Supply	2010 - 2011
		Vice President and Director, North American Operations	2003 - 2010
DeLancey W. Davis	47	Vice President and President, North America Water Systems	2012 - present
		Vice President and President, US/Canada Business Unit	2011 - 2012
		Vice President and President, US/Canada Commercial Business Unit	2010 - 2011
		Vice President and Director of Americas Water Systems	2008 - 2010
John J. Haines	49	Vice President, Chief Financial Officer, and Secretary	2008 - present
Thomas J. Strupp	59	Vice President, Global Human Resources	2010 - present
		Vice President and President, Consumer and Specialty Markets Business Unit	2009 - 2010
		Vice President and President, Water Transfer Systems	2008 - 2009
Steven W. Aikman	53	Vice President, Global Water Systems Engineering	2010 - present
		Chief Engineer – Fuel Handling Products, Delphi Corporation, a global supplier for the automotive, computing, communications, energy, and consumer accessories markets	2003 - 2010

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of shareowners of record as of February 12, 2013 was 953. The Company's stock is traded on the NASDAQ Global Select Market under the symbol FELE.

Dividends paid and the price range per common share as quoted by the NASDAQ Global Select Market for 2012 and 2011 were as follows:

	Dividends per Share		Price per Share
	2012	2011	2012		2011
			Low	High	Low	High
1st Quarter	$.135	$.130	$45.53	$53.75	$38.62	$46.89
2nd Quarter	.145	.135	46.43	51.70	40.76	48.23
3rd Quarter	.145	.135	49.95	61.86	32.82	51.18
4th Quarter	.145	.135	54.76	61.95	34.10	52.18

Issuer Purchases of Equity Securities
The following table shows certain information related to the Company's repurchase of common stock for the three months ended December 29, 2012, under the Company's stock repurchase program.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
Period
Sept. 30 - Nov. 3	—	—	—	1,239,613
Nov. 4 - Dec. 1	38,700	$55.16	38,700	1,200,913
Dec. 2 - Dec. 29	—	—	—	1,200,913
Total	38,700	$55.16	38,700	1,200,913

Stock Performance Graph
The following graph compares the Company's cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Palisades U.S. Water Index and the Russell 2000 Index.

Hypothetical $100 invested on December 28, 2007 in Franklin Electric common stock, Palisades U.S. Water Index, and Russell 2000 Index, assuming reinvestment of dividends.

	2007	2008	2009	2010	2011	2012
FELE	$100	$74	$76	$103	$117	$166
Palisades U.S. Water	100	69	80	91	81	104
Russell 2000	100	66	84	107	102	119

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements. The information set forth below is not necessarily indicative of future operations.

Five Year Financial Summary

(In thousands, except per share amounts and ratios)	2012	2011	2010	2009	2008
	(a)	(b)	(c)	(d)	(e)
Operations:
Net sales	$891,345	$821,077	$713,792	$625,991	$745,627
Gross profit	301,664	272,305	230,197	183,555	226,623
Interest expense	10,208	10,502	9,692	9,548	10,968
Income tax expense	32,250	23,412	15,057	10,625	22,823
Net income attributable to Franklin Electric Co., Inc.	82,864	63,099	38,914	23,245	43,911
Depreciation and amortization	28,335	25,295	24,040	25,385	24,164
Capital expenditures	42,062	21,144	12,776	13,889	26,860
Balance sheet:
Working capital (f)	$283,278	$276,386	$269,793	$237,149	$247,688
Property, plant, and equipment, net	171,975	146,409	143,076	147,171	144,535
Total assets	976,379	829,530	788,559	726,997	705,497
Long-term debt	150,729	150,000	151,245	151,242	185,528
Shareowners’ equity	514,406	448,135	426,494	396,872	360,377
Other data:
Net income attributable to Franklin Electric Co., Inc., to sales	9.3%	7.7%	5.5%	3.7%	5.9%
Net income attributable to Franklin Electric Co., Inc., to average total assets	9.2%	7.8%	5.1%	3.2%	6.4%
Current ratio (g)	2.9	3.2	3.5	3.9	4.0
Number of common shares outstanding	23,567	23,339	23,257	23,128	23,018
Per share:
Market price range
High	$61.95	$52.18	$41.79	$34.50	$54.55
Low	$45.53	$32.82	$24.93	$17.12	$23.76
Net income attributable to Franklin Electric Co., Inc., per weighted average common share	$3.52	$2.71	$1.68	$1.01	$1.91
Net income attributable to Franklin Electric Co., Inc., per weighted average common share, assuming dilution	$3.46	$2.65	$1.65	$1.00	$1.89
Book value (h)	$21.61	$18.92	$18.14	$17.04	$15.51
Dividends per common share	$0.57	$0.54	$0.52	$0.50	$0.50

(a)
Includes the results of operations of the Company's 70.5% owned subsidiary, Pioneer Pump Holdings, Inc., since the Company's acquisition of an additional 39.5% in the first quarter of 2012, 100% of the wholly owned subsidiary, Cerus Industrial Corporation., since its acquisition in the third quarter of 2012, and 100% of the wholly owned subsidiary, Flex-ing, Incorporated, since the Company's acquisition in the fourth quarter of 2012.

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

(f)	Working capital = Current assets minus current liabilities.

(g)	Current ratio = Current assets divided by current liabilities.

(h)	Book value = Shareowners’ equity divided by weighted average common shares, assuming full dilution.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2012 vs. 2011

OVERVIEW

Sales and earnings in 2012 increased from the prior year.  Net sales in 2012 were $891.3 million, an increase of about 9 percent compared to 2011 sales of $821.1 million. The sales increase was primarily from the Company's acquisitions, as well as sales volume and price increases. Sales increases were partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $301.7 million for 2012, an increase of $29.4 million or about 11 percent from 2011. The gross profit as a percent of net sales increased 60 basis points to 33.8 percent in 2012 from 33.2 percent in 2011. The gross profit margin improvement was attributable to leveraging of fixed costs on higher sales, reductions in inventory obsolescence costs, and lower labor and burden cost, partially offset by higher material costs. For 2012, diluted earnings per share were $3.46, an increase of 31 percent compared to 2011 diluted earnings per share of $2.65. Adjusted earnings per share were $3.14, an increase of 16 percent versus the $2.70 adjusted earnings per share in 2011 (see the table below for a reconciliation of the GAAP EPS to the adjusted EPS). For the full year 2012, adjusted net income of $75.3 million compared to $64.3 million and adjusted earnings per share of $3.14 compared to $2.70 were records for any year in the Company's history. During the year, the Company completed the acquisition of a controlling interest of Pioneer Pump, and the acquisition of all of the outstanding stock of Cerus Industrial Corporation and Flex-ing, Incorporated.

RESULTS OF OPERATIONS

Net Sales
Net sales in 2012 were $891.3 million, an increase of $70.2 million or about 9 percent compared to 2011 sales of $821.1 million.  The incremental impact of sales from acquired businesses was $59.1 million or about 7 percent.  Sales revenue decreased by $33.0 million or about 4 percent in 2012 due to foreign currency translation. The sales change in 2012, excluding acquisitions and foreign currency translation, was an increase of $44.1 million or about 5 percent.

(In millions)	2012	2011	2012 v 2011
	Net Sales
Water Systems	$715.0	$654.1	$60.9
Fueling Systems	176.3	167.0	9.3
Consolidated	$891.3	$821.1	$70.2

Net Sales-Water Systems
Water Systems sales were $715.0 million in 2012, an increase of $60.9 million or 9 percent versus 2011. The incremental impact of sales from acquired businesses was $57.9 million or about 9 percent.  Foreign currency translation rate changes decreased sales $29.2 million, or about 4 percent, compared to sales in 2011. The sales change in 2012, excluding acquisitions and foreign currency translation, was an increase of $32.2 million or about 5 percent.

Water Systems sales in the U.S. and Canada were 40 percent of consolidated sales and grew by about 14 percent compared to 2011. Acquisition related sales during 2012 were about $39 million. Foreign currency translation rate changes decreased sales $1 million compared to sales in 2011. The sales change in 2012, excluding acquisitions and foreign currency translation, was an increase of $6 million or about 2 percent. Sales of groundwater pumping equipment in the U.S. and Canada grew by about 7 percent compared to the prior year as the Company continued to gain share in this market. Wastewater pump sales in the U.S. and Canada were lower as drier weather reduced demand for residential sump, sewage, and effluent pumps compared to the prior year.

Water Systems sales in EMENA, which is Europe, the Middle East, and North Africa, were 15 percent of consolidated sales and grew by about 2 percent compared to the prior year. Acquisition related sales during 2012 were about $13 million in EMENA. Foreign currency translation rate changes decreased sales $12 million, or about 9 percent, compared to sales in 2011. Excluding acquisitions and foreign currency translation, EMENA sales grew by about 1 percent during 2012. EMENA sales have been impacted by the political and financial uncertainty throughout the region.

Water Systems sales in Latin America were about 13 percent of consolidated sales for 2012 and grew by about 6 percent compared to the prior year. Foreign currency translation rate changes decreased sales $11 million, or about 10 percent, compared to sales in 2011. Excluding foreign currency translation, sales in Latin America grew by about 16 percent during 2012. Sales continued to be strong in Brazil and Mexico with sales increases in these regions at about 20 percent. An important contributor to this growth was the launch of our groundwater pump and motor product line in Brazil. Sales gained in Mexico as ongoing dry weather increased the demand of irrigation pumping systems. In addition Latin America benefited from a new distribution center in Chile.

Water Systems sales in the Asia Pacific region were 7 percent of consolidated sales and grew by about 15 percent compared to the prior year. Acquisition related sales during 2012 were about $4 million in Asia. Foreign currency translation rate changes had little impact in 2012 compared to sales in 2011 in the Asia Pacific region. Excluding acquisitions and foreign currency translation sales grew by about 7 percent during 2012. The year-on-year sales increased 22 percent in the Southeast Asian region, with strong sales in Thailand, Philippines and Indonesia. Sales increased by about 10 percent in Australia due to sales growth in both agricultural and residential pumps and motors, one of the largest regions partially offset by lower sales in China from the prior year.

Water Systems sales in Southern Africa represented 5 percent of consolidated sales and declined by 3 percent compared to the prior year. Acquisition related sales during 2012 were about $2 million in Southern Africa. Foreign currency translation rate changes decreased sales $6 million, or about 13 percent, compared to sales in 2011. Excluding acquisitions and foreign currency translation, Southern Africa sales grew by about 6 percent during 2012.

Net Sales-Fueling Systems
Fueling Systems sales which represented 20 percent of consolidated sales were $176.3 million in 2012, an increase of $9.3 million or about 6 percent versus 2011. The incremental impact of sales from businesses acquired during the fourth quarter of 2012 was $1.2 million or about 1 percent.  Foreign currency translation rate changes decreased sales $3.8 million, or about 2 percent, compared to sales in 2011. The sales change in 2012, excluding acquisitions and foreign currency translation, was an increase of $11.9 million or about 7 percent.

Fueling Systems achieved solid organic sales gains. Fueling Systems revenue growth was balanced across markets growing by about 5 percent in both the U.S. and Canadian market as well as in the rest of the world, with particular strength in India and the Asia Pacific region. Pumping systems sales grew by 15 percent during 2012 as station owners worldwide continue their conversion from suction to pressure pumping technology for dispensing gasoline.

Cost of Sales
Cost of sales as a percent of net sales for 2012 and 2011 was 66.2 percent and 66.8 percent, respectively. Correspondingly, the gross profit margin increased to 33.8 percent from 33.2 percent, a 60 basis point improvement. The gross profit margin improvement was due to leveraging fixed costs on higher sales, lower obsolescence, lower labor and burden costs, partially offset by higher material costs.  Direct materials as a percentage of sales increased by 90 basis points compared to last year.  The Company's consolidated gross profit was $301.7 million for 2012, up $29.4 million from 2011.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $188.5 million in 2012 and increased by $11.2 million or about 6 percent in 2012 compared to last year. In 2012, increases in SG&A attributable to acquisitions were $8.9 million. Additional year over year changes in SG&A costs were increases in marketing and selling-related expenses and higher research, development, and engineering expenses.

Restructuring Expenses
Restructuring expenses for 2012 were $0.2 million and had less than $0.01 impact to diluted earnings per share. Restructuring expenses incurred in 2012 included $0.5 million of Phase III costs primarily related to the final site cleanup and sale of the Siloam Springs facility offset by $0.4 million in a gain on the sale of land the Company had previously held for development. There were also $0.1 million of restructuring costs related to Phase IV of the Global Manufacturing Realignment Program in 2012. Restructuring expenses in 2012 included asset write-downs and manufacturing equipment relocation costs.

Restructuring expenses in 2011 were $1.6 million and reduced diluted earnings per share by approximately $0.05. Restructuring expenses incurred in 2011 were $1.1 million Phase III costs primarily related to the closing of the Siloam Springs facility and $0.5 million in costs related to Phase IV of the Global Manufacturing Realignment Program announced in the second quarter of 2011. Restructuring expenses in 2011 included asset write-downs, severance costs and manufacturing equipment relocation costs.

In total, the Company had previously estimated the cost for Phase III to be between $10.0 million and $12.8 million. The Company actually incurred $13.0 million in Phase III expenses, from December 2008 through the end of 2012.  Approximately $9.1 million of the $13.0 million was for non-cash items. With the sale of the Siloam Springs facility Phase III is considered complete.

The Company has estimated the pretax charge for Phase IV to be between $2.6 million and $5.2 million, of which $1.2 million to $3.5 million is for closing the Oklahoma City manufacturing facility. The charges began in the second quarter of 2011 and were substantially completed by the end the first quarter of 2012, with the majority of the manufacturing moves completed. Phase IV will continue until the closing and disposition of the Oklahoma City manufacturing facility is complete. Phase IV costs include severance, pension curtailments, asset write-offs, and equipment relocation. The Company has to date incurred $0.6 million in Phase IV, none of which was related to non-cash items.

Additionally, the Company currently estimates that total non-GAAP adjustments to full year earnings in 2013 will be approximately $2.0 to $2.8 million resulting primarily from restructuring activities related to the Flexi-ing acquisition, the relocation of the Company’s headquarters and other miscellaneous manufacturing facility realignments in North America and certain international locations. The Company will continue to provide quarterly reconciliations and explanations of all non-GAAP related items.

Operating Income
Operating income was $113.0 million in 2012, up $19.6 million from $93.4 million in 2011.

(In millions)	2012	2011	2012 v 2011
	Operating income (loss)
Water Systems	$124.1	$105.3	$18.8
Fueling Systems	36.6	31.3	5.3
Other	(47.7)	(43.2)	(4.5)
Consolidated	$113.0	$93.4	$19.6

There were specific items in 2012 and 2011 that impacted operating income that were not operational in nature.  In 2012 there were three such items: $1.3 million of acquisition related expenses, primarily professional fees in SG&A, $0.4 million for certain legal matters and $0.2 million of restructuring charges. 2011 included $1.6 million of restructuring charges and $0.7 million for certain legal matters.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the Full Year of 2012
	Water	Fueling	Other	Consolidated
Reported Operating Income	$124.1	$36.6	$(47.7)	$113.0
% Operating Income To Net Sales	17.4%	20.8%		12.7%

Non-GAAP Adjustments:
Restructuring	$0.2	$—	$—	$0.2
Legal matters	$—	$0.4	$—	$0.4
Acquisition related items	$1.3	$—	$—	$1.3
Operating Income after Non-GAAP Adjustments	$125.6	$37.0	$(47.7)	$114.9
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	17.6%	21.0%		12.9%

	For the Full Year of 2011
	Water	Fueling	Other	Consolidated
Reported Operating Income	$105.3	$31.3	$(43.2)	$93.4
% Operating Income To Net Sales	16.1%	18.7%		11.4%

Non-GAAP Adjustments:
Restructuring	$1.5	$0.1	$—	$1.6
Legal matters	$—	$0.7	$—	$0.7
Acquisition related items	$—	$—	$—	$—
Operating Income after Non-GAAP Adjustments	$106.8	$32.1	$(43.2)	$95.7
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	16.3%	19.2%		11.7%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $125.6 million in 2012, an increase of 18 percent versus 2011. The 2012 operating income margin after non-GAAP adjustments was 17.6 percent and increased by 130 basis points compared to 2011. This increased profitability was the result of operating leverage, increases in pricing, and productivity improvements.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $37.0 million in 2012 compared to $32.1 million after non-GAAP adjustments in 2011, an increase of 15 percent. The 2012 operating income margin after non-GAAP adjustments was 21.0 percent and increased by 180 basis points compared to the 19.2 percent of net sales in 2011. This increased profitability was the result of operating leverage, increases in pricing, and productivity improvements.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due to increases related to information technology expenditures for software, telephone and other ERP integration costs as well as to higher performance based and stock based compensation expenses.

Interest Expense
Interest expense for 2012 and 2011 was $10.2 million and $10.5 million, respectively.

Other Income or Expense
Other income or expense was a gain of $14.9 million in 2012 and a gain of $5.7 million in 2011.  Included in other income in 2012 was a one-time gain on the Pioneer transaction worth $12.2 million. The gain on the original investment the Company held in Pioneer arose as a the result of a new enterprise valuation of the Pioneer entity compared to the book value of Franklin

Electric's equity investment in Pioneer. Also included in other income in 2012 was income from equity investments of $0.6 million and interest income of $2.3 million, primarily derived from the investment of cash balances in short-term securities.

Included in other income or expense in 2011 was income from equity investments of $2.3 million and interest income of $2.6 million, primarily derived from the investment of cash balances in short-term securities. In conjunction with the Impo acquisition, the Company entered into a forward purchase contract for Turkish lira for a portion of the estimated acquisition price.  The contract was outstanding as of the end of the first quarter of 2011 and resulted in a pre-tax gain included in other income of approximately $0.6 million.

Foreign Exchange
Foreign currency-based transactions produced a loss for 2012 of $1.7 million, primarily due to the Mexican peso, the euro, South African rand, Brazilian real and Czech koruna relative to the U.S. dollar, none of which individually were significant.  Foreign currency-based transactions produced a loss in 2011 of $1.4 million, primarily due to the Turkish lira.

Income Taxes
The provision for income taxes in 2012 and 2011 was $32.2 million and $23.4 million, respectively. The tax rate for 2012 was 27.8 percent and 2011 was 26.9 percent. The projected tax rate may differ from the statutory rate primarily due to the indefinite reinvestment of foreign earnings taxed at rates below the U.S. statutory rate as well as recognition of foreign tax credits. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit.

Net Income
Net income for 2012 was $83.7 million compared to 2011 net income of $63.7 million.  Net income attributable to Franklin Electric Co., Inc. for 2012 was $82.9 million, or $3.46 per diluted share, compared to 2011 net income attributable to Franklin Electric Co., Inc. of $63.1 million or $2.65 per diluted share. Net income attributable to Franklin Electric Co., Inc. after Non-GAAP adjustments for 2012 was $75.3 million, or $3.14 per diluted share, compared to 2011 net income attributable to Franklin Electric Co., Inc. after Non-GAAP adjustments of $64.3 million or $2.70 per diluted share.

There were specific items in 2012 and 2011 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature. The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of net income attributable to Franklin Electric Co., Inc. and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the Full Year
(in millions)	2012	2011	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$82.9	$63.1	31%
Non-GAAP adjustments (before tax):
Restructuring	$0.2	$1.6
Legal matters	$0.4	$0.7
Acquisition related items	$1.3	$—
FX gain on forward purchase contract	$—	$(0.6)
Gain on Pioneer Investment	$(12.2)	$—
Non-GAAP adjustments, net of tax:
Restructuring	$0.1	$1.2
Legal matters	$0.3	$0.5
Acquisition related items	$0.9	$—
FX gain on forward purchase contract	$—	$(0.5)
Gain on Pioneer Investment	$(8.9)	$—
Net Income attributable to Franklin Electric Co., Inc. after Non-GAAP Adjustments (Adjusted Net Income)	$75.3	$64.3	17%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Full Year
(in millions except per-share data)	2012	2011	Change
Fully Diluted Earnings Per Share ("EPS") Reported	$3.46	$2.65	31%
Restructuring Per Share, net of tax	$—	$0.05
Legal matters Per Share, net of tax	$0.01	$0.02
Acquisition related items Per Share, net of tax	$0.04	$—
FX gain on forward contract Per Share, net of tax	$—	$(0.02)
Gain on Pioneer Investment Per Share, net of tax	$(0.37)	$—

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$3.14	$2.70	16%

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

Included in other income/(expense) in 2010 was income from equity investments of $1.0 million and interest income of $1.5 million, primarily derived from the investment of cash balances in short-term securities. Other income or expense in 2010 also included the reversal of indemnification receivables related to contingent tax liabilities for $2.9 million related to an acquisition in a prior year.  The adjustment for the reversal of the uncertain tax position did not have an impact on net income.  The uncertain tax position was originally recorded as a receivable from the sellers pursuant to the terms of the purchase agreement.  The receivable and the tax liability related to the uncertain tax position were reversed in 2010 as the statutory limit for audit of the tax return expired.  Excluding the reversal of the uncertain tax position, “other income/(expense)” in 2010 would have been about $2.6 million income.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of liquidity are cash on hand, cash flows from operations and funds available under its committed, unsecured, revolving credit agreement maturing on December 14, 2016 (the “Agreement”) in the amount of $150.0 million, and its amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with $150.0 million of notes issued thereunder beginning to mature in 2015. The Company has no scheduled principal payments under the Prudential Agreement until 2015 at which time it amortizes for 5 years at an amount of $30.0 million per year. As of December 29, 2012, the Company had $146.1 million borrowing capacity under the Agreement as $3.9 million in letters of credit were outstanding and undrawn, and $50.0 million borrowing capacity under the Prudential Agreement.

The Agreement contains customary affirmative and negative covenants. The affirmative covenants include financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The affirmative covenants also include financial covenants with a maximum leverage ratio of 3.50 to 1.00 and an interest coverage ratio equal to or greater than 3.00 to 1.00. The negative covenants include limitations on loans or advances, investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. As of December 29, 2012, the Company was in compliance with all covenants.

Volatility in the financial and credit markets due to the recent global financial crisis has generally not adversely impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

The Company is constructing a new Global Corporate Headquarters and Engineering Center of Excellence on property it has acquired in the Fort Wayne, Indiana, metropolitan area.  The approximately 110,000 square foot building is expected to be completed by mid-2013.  Estimates for the land acquisition and improvement and building construction costs, without giving effect to any economic development incentives, are in the range of approximately $32.0 to $36.0 million.

On December 31, 2012 (after the Company's fiscal year-end), the Company, Allen County, Indiana and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the Agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project).” The

aggregate principal amount of the Project Bonds that were issued, authenticated, and are now outstanding thereunder was limited to $25.0 million. The Company then borrowed the proceeds under the Project Bonds through the issuance of Project Notes to finance the cost of acquisition, construction, installation and equipping of the Project. The Project Notes bear interest at 3.6 percent per annum. Interest and principal balance of the Project Notes are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013 and concluding on January 10, 2033.

At December 29, 2012, the Company had $103.3 million of cash on hand at various locations worldwide. Approximately 25% of the cash on hand was in the U.S. and readily accessible. Another approximately 25% was in Germany, Italy, and the Czech Republic combined, and then another 25% was in Mexico & Brazil combined. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Cash investments worldwide are invested according to a written policy and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority. Also, historically the Company has generally sourced inputs and sold outputs both in the local currency of operations on a country by country basis, thereby insulating local cash balances from currency volatility.

Net cash flows from operating activities were $70.2 million for 2012 compared to $99.9 million in 2011 and $94.6 million in 2010. Net income was up significantly over 2011 due to the sales increase and the gain on equity investment in PPH. Inventory levels in 2012 increased by $23.7 million primarily as a result of the Company's efforts to improve the availability of its products to customers. 2011 net income was up significantly over 2010 primarily due to the sales increase. Cash provided in 2010 was primarily a result of emphasis on reducing inventories, offset by higher accounts receivable due to increased sales. Operationally, the Company generally experiences a higher working capital investment in the second and third quarter of each year as a result of stronger seasonal activity in the building, agricultural, and other industries in the northern hemisphere. To the extent the Company potentially grows further in the southern hemisphere, this historical pattern may moderate.

Net cash used in investing activities was $101.6 million for 2012 compared to $65.8 million for 2011 and $24.2 million in 2010. The primary increases in investing activities were related to acquisitions and capital spending. During 2012 the Company completed the acquisition of Flex-ing, with cash on hand, Cerus, with cash on hand and short-term borrowings paid back within the period, and increased its ownership percentage in PPH, with cash on hand. Acquisition related activity totaled approximately $64.3 million, net of cash acquired. Capital spending increased approximately $17.5 million over 2011, $11.3 million of which was spent on the new Global Corporate Headquarters and Engineering Center of Excellence project. In 2011, the Company purchased an 80 percent interest in Impo for $25.1 million, net of cash acquired. The acquisition was funded with cash on hand. The Company also purchased the remaining outstanding 25 percent interest of Vertical S.p.A. for $7.1 million. Additionally, $21.8 million was spent on property, plant and equipment including the purchase of land for the new Global Corporate Headquarters and Engineering Center of Excellence and a new communications system. During 2010 the Company acquired PetroTechnik Limited for $11.8 million, net of cash acquired. The acquisition was funded with cash on hand. Additionally, $13.7 million was used for property, plant and equipment additions in 2010. The Company expects 2013 capital spending to be approximately $63 million due to the completion of the Corporate Headquarters and Engineering Center of Excellence, the substantial completion of a new manufacturing facility in Brazil, investments in pump rental equipment in the United Kingdom and other productivity investments made by the Company in its facility in Linares, Mexico.  The Company believes that in 2014, capital spending levels will decline sharply. The Company's rationale and strategy for potential future acquisitions that impact cash from investing includes an emphasis on increasing global distribution and complementary product lines that can be effectively marketed through existing global distribution.

Net cash used in financing activities was $19.3 million in 2012 compared to $15.5 million in 2011 and $14.5 million in 2010. During 2012 the Company completed the repurchase of 200,000 shares of the Company's common stock for $10.0 million pursuant to the Company's stock repurchase program. The Company's employees also exercised an increased level of stock options. Dividends in the amount of $13.8 million were paid to shareholders during 2012. During 2011 the Company completed the repurchase of 250,000 shares of the Company's common stock for $10.6 million pursuant to the Company's stock repurchase program. Dividends in the amount of $12.9 million were paid to shareholders during 2011, of which $0.4 million were paid to minority shareholders. During 2010 the Company completed the purchase of approximately 226,500 shares of the Company's common stock for $6.9 million. Dividends in the amount of $12.3 million were paid to shareholders during 2010. At least annually the dividend policy is reviewed, and the Company attempts to purchase shares annually to offset dilution of equity awards, but market conditions may prompt a perceived more efficient alternate use of cash. The Company in recent history has not looked to the public capital markets for financing, and under current circumstances the Company does not foresee a need to do so in the near future.

Effective for 2012, the Company redesigned certain retirement plan offerings. The redesign was completed in order to increase standardization of retirement plans among U.S. salaried employees and to reduce the expected cash funding volatility of retirement plans, while at the same time keeping in place a competitive retirement plan offering to attract and retain talent. The Company achieved this by freezing both the Basic Pension Plan and the Cash Balance Plan as of December 31, 2011, with the exception of a certain limited number of Basic Pension Plan participants who will still accrue benefits over a five-year sunset period. Also effective December 31, 2011, the Cash Balance Plan was closed (the Basic Pension Plan was previously closed) and the two plans were merged into a single plan. The portion of the non-guaranteed pension plan related to the Cash Balance Plan was also frozen. As of January 1, 2012, the Company instituted a new service-based contribution, supplemental to the existing Company match for employees, into the defined contribution retirement plan offering.

AGGREGATE CONTRACTUAL OBLIGATIONS
The majority of the Company’s contractual obligations to third parties relate to debt obligations. In addition, the Company has certain contractual obligations for future lease payments, contingency payments, and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Debt	$164.9	$14.9	$30.0	$60.0	$60.0
Debt interest	40.8	10.3	16.5	10.5	3.5
Capital leases	1.0	0.3	0.4	0.3	—
Operating leases	16.5	7.4	5.8	2.0	1.3
Contingent consideration	5.6	5.6	—	—	—
Purchase obligations	26.3	25.6	0.7	—	—
	$255.1	$64.1	$53.4	$72.8	$64.8

The calculated interest was based on the fixed rate of 5.79 percent for the Company’s $150.0 million long-term insurance company debt, six month Euro Interbank Offered Rate (“Euribor”), and $14.9 million of subsidiary debt (denominated in foreign currencies) with interest rates ranging from 3% to 12% with maturity dates ending in 2013.

The Impo Motor Pompa Sanayi ve Ticaret A.S. stock purchase agreement provided for additional contingent payments resulting from an earn-out provision if certain performance criteria are achieved in any year from 2011 to 2013.

Purchase obligations include commitments primarily for the purchase of machinery and equipment as well as conditional agreements related to building expansions.

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in future payments of $9.2 million in 2013.  The Company also has unrecognized tax benefits, none of which are included in the table above.  The unrecognized tax benefits of approximately $6.9 million have been recorded as liabilities and the Company is uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $1.1 million.

ACCOUNTING PRONOUNCEMENTS
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-2 Testing Indefinite-Lived Intangible Assets for Impairment. The new guidance gives companies the option of performing a qualitative assessment before calculating the fair value of the asset. If the results of the qualitative assessment conclude that the fair value of the asset is more likely than not impaired, the quantitative impairment test would be required. Otherwise, further testing would not be required. ASU 2012-2 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company did not early adopt ASU 2012-2 in completing its annual impairment testing. The Company continued to test for impairment utilizing the quantitative method. As ASU 2012-2 was not adopted, no material impact on the Company's results of operations, financial position, or cash flows resulted.

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  Management evaluates its estimates on an on-going basis.  Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There were no material changes to estimates in 2012.

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

Redeemable Noncontrolling Interest
The Company held one redeemable noncontrolling interest during 2012. The noncontrolling interest was recorded at fair value as of the acquisition date. The noncontrolling interest holders have the option to require the Company to redeem their ownership interests in the future with cash. The redemption value will be derived using a specified formula based on an earnings multiple adjusted by the net debt position, subject to a redemption floor value at the time of redemption. An assessment to compare redemption value to carrying value is performed on a quarterly basis. The carrying value exceeded the redemption value therefore no adjustments were made in 2012. In 2011, the Company had two redeemable noncontrolling interests that resulted in redemption value adjustments of $0.2 million. As a result, an adjustment to the earnings per share computation was necessary.

Mandatory Share Purchase
The Company entered into a stock purchase agreement with the non-controlling interest holders of Pioneer Pump Holdings, Inc. ("PPH") to purchase the remaining shares of PPH on or about, but no later than, March 31, 2015. The mandatory share purchase liability was recorded at fair value as of the acquisition date. The actual redemption value to be paid will be derived using a specified formula on a multiple of PPH's adjusted average earnings for 2013 and 2014 less net indebtedness. The mandatory share purchase liability remained at the initial carrying amount as of December 29, 2012. Redemption value assessments are performed on a quarterly basis and no adjustments were considered necessary during 2012.

Trade Names and Goodwill
According to FASB ASC Topic 350, Intangibles – Goodwill and Other, intangible assets with indefinite lives must be tested for impairment at least annually or more frequently as warranted by triggering events that indicate potential impairment.  The Company uses a variety of methodologies in conducting impairment assessments including income and market approaches that utilize discounted cash flow models, which the Company believes are consistent with hypothetical market data.  For indefinite-lived assets apart from goodwill, primarily trade names for the Company, if the fair value is less than the carrying amount, an impairment charge is recognized in an amount equal to that excess.  The Company has not made any material changes to the method of evaluating impairments during the last three years.  Based on current knowledge, the Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment.

In compliance with FASB ASC Topic 350, goodwill is not amortized. Goodwill is tested at the reporting unit level for impairment annually or more frequently as warranted by triggering events that indicate potential impairment.  Reporting units are operating segments or one level below, known as components, which can be aggregated for testing purposes.  The Company’s goodwill is allocated to the North America Water Systems, International Water, and Fueling Systems units.  As the Company’s business model evolves management will continue to evaluate its reporting units and review the aggregation criteria.

In assessing the recoverability of goodwill, the Company determines the fair value of its reporting units by utilizing a combination of both the market value and income approaches. The market value approach compares the reporting units' current and projected financial results to entities of similar size and industry to determine the market value of the reporting unit. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends, as well as the effects of demand and competition. The Company may be required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units is below their associated carrying values. Goodwill included on the balance sheet as of the fiscal year ended 2012 was $208.1 million.

During the fourth quarter of 2012, the Company completed its annual impairment test of indefinite lived trade names and goodwill and determined the fair value of all reporting units were substantially in excess of the respective reporting unit’s carrying value.  Significant judgment is required to determine if an indication of impairment has taken place.  Factors to be considered include the following: adverse changes in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable declines in market data such as market capitalization.  A 10 percent decrease in the fair value estimates used in the impairment test would not have changed this determination.  The sensitivity analysis required the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.  Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in changes to the aggregation assumptions and impairment determination.

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

Pension and Employee Benefit Obligations
With the assistance of the Company’s actuaries, the discount rates used to determine pension and post-retirement plan liabilities are calculated using a yield-curve approach. The yield-curve approach discounts each expected cash flow of the liability stream at an interest rate based on high quality corporate bonds. The present value of the discounted cash flows is summed and an equivalent weighted-average discount rate is calculated. Market conditions have caused the discount rate to move from 4.75 percent last year to 4.00 percent this year for pension plans and from 4.50 percent last year to 3.50 percent this year for postretirement health and life insurance. A change in the discount rate selected by the Company of 25 basis points would result in no change to employee benefit expense and a change of about $4.9 million of liability. The Company consults with actuaries and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long-term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company has assumed an expected long-term rate of return on plan assets of 8.00 percent as of year-end 2012. This is the result of stochastic modeling showing the 50th percentile median return at least at or above 8.00 percent.  A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.3 million of employee benefit expense.

Share-Based Compensation
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period. Options granted to retirement eligible employees are immediately expensed. Restricted awards and units granted to retirement eligible employees are expensed over the vesting period as the employee will receive a pro-rata number of shares upon their retirement. The Company uses historical data to estimate the expected volatility of its stock; the weighted average expected life; the period of time options granted are expected to be outstanding; and its dividend yield. The risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company has not made any material changes to the method of estimating fair values during the last three years.  Based on current knowledge, the Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to develop the fair value of stock based compensation.

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

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Agreement”), where interest rates are tied to the prime rate or London Interbank Offered Rates (LIBOR). The Company had zero borrowings at year end 2012 under the Agreement.  The Company also has exposure to changes in interest rates in the form of the fair value of outstanding fixed rate debt fluctuating in response to changing interest rates. The Company does not, as a matter of policy, enter into derivative contracts for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	2012	2011	2010

Net sales	$891,345	$821,077	$713,792
Cost of sales	589,681	548,772	483,595
Gross profit	301,664	272,305	230,197
Selling, general, and administrative expenses	188,486	177,320	160,864
Restructuring (income)/expense	221	1,587	5,334
Operating income	112,957	93,398	63,999
Interest expense	(10,208)	(10,502)	(9,692)
Other income/(expense)	14,901	5,661	(299)
Foreign exchange income/(expense)	(1,662)	(1,422)	967
Income before income taxes	115,988	87,135	54,975
Income taxes	32,250	23,412	15,057
Net income	$83,738	$63,723	$39,918
Less: Net income attributable to noncontrolling interests	(874)	(624)	(1,004)
Net income attributable to Franklin Electric Co., Inc.	$82,864	$63,099	$38,914
Income per share:
Basic	$3.52	$2.71	$1.68
Diluted	$3.46	$2.65	$1.65
Dividends per common share	$0.57	$0.54	$0.52

Supplemental Information (see Note 20)

Income per share post split affects:
Basic	$1.76	$1.36	$0.84
Diluted	$1.73	$1.33	$0.83

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2012	2011	2010

Net income	$83,738	$63,723	$39,918
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	1,835	(21,391)	720
Employee benefit plan activity:
Prior service cost arising during period	(819)	(1,179)	—
Net loss arising during period	(17,665)	(16,406)	(5,740)
Amortization arising during period	2,567	3,351	3,618
Other comprehensive income/(loss)	$(14,082)	$(35,625)	$(1,402)
Income (tax)/benefit related to items of other comprehensive income	6,200	5,500	700
Other comprehensive loss, net of tax	$(7,882)	$(30,125)	$(702)
Comprehensive income	$75,856	$33,598	$39,216
Comprehensive income attributable to noncontrolling interest	874	624	1,004
Comprehensive income attributable to Franklin Electric Co., Inc	$74,982	$32,974	$38,212

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$103,338	$153,337
Receivables, less allowances of $3,148 and $2,964, respectively	102,918	78,435
Inventories:
Raw material	72,536	49,615
Work-in-process	18,295	16,047
Finished goods	101,017	76,031
	191,848	141,693
Deferred income taxes	7,912	11,853
Other current assets	22,901	15,165
Total current assets	428,917	400,483

Property, plant and equipment, at cost:
Land and buildings	90,616	85,623
Machinery and equipment	204,408	186,525
Furniture and fixtures	26,887	24,332
Other	33,500	13,059
	355,411	309,539
Less: Allowance for depreciation	(183,436)	(163,130)
	171,975	146,409
Asset held for sale	—	1,300
Deferred income tax	2,540	—
Intangible assets, net	158,117	94,538
Goodwill	208,141	168,846
Other assets	6,689	17,954
Total assets	$976,379	$829,530

	2012	2011

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$68,660	$45,481
Deferred tax liability	1,173	—
Accrued expenses	60,415	58,692
Income taxes	215	5,946
Current maturities of long-term debt and short-term borrowings	15,176	13,978
Total current liabilities	145,639	124,097
Long-term debt	150,729	150,000
Deferred income taxes	40,136	15,348
Employee benefit plans	78,967	68,746
Other long-term liabilities	38,659	15,494

Commitments and contingencies (see Note 17)	—	—

Redeemable noncontrolling interest	5,263	5,407

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (23,567 and 23,339, respectively)	2,356	2,333
Additional capital	170,890	144,609
Retained earnings	398,306	350,457
Accumulated other comprehensive loss	(57,146)	(49,264)
Total shareowners' equity	514,406	448,135
Noncontrolling interest	2,580	2,303
Total equity	516,986	450,438
Total liabilities and equity	$976,379	$829,530

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	2012	2011	2010

Cash flows from operating activities:
Net income	$83,738	$63,723	$39,918
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28,335	25,295	24,040
Share-based compensation	6,253	3,970	4,273
Deferred income taxes	8,571	3,867	9,699
(Gain)/loss on disposals of plant and equipment	(216)	2,781	(1,632)
Gain on equity investment	(12,212)	—	—
Asset impairment	583	200	2,420
Foreign exchange expense	1,662	1,422	967
Excess tax from share-based payment arrangements	(5,246)	(2,495)	(1,321)
Changes in assets and liabilities, net of acquisitions:
Receivables	(9,603)	(926)	(3,588)
Inventory	(23,706)	3,923	13,519
Accounts payable and accrued expenses	5,330	6,827	21,373
Income taxes	(1,077)	3,309	(2,923)
Employee benefit plans	(5,877)	(10,769)	(6,745)
Other	(6,344)	(1,206)	(5,385)
Net cash flows from operating activities	70,191	99,921	94,615
Cash flows from investing activities:
Additions to property, plant, and equipment	(39,312)	(21,846)	(13,709)
Proceeds from sale of property, plant, and equipment	2,286	324	1,769
Additions to intangibles	(744)	(1,216)	(439)
Cash paid for acquisitions, net of cash acquired	(64,359)	(25,143)	(11,785)
Purchase of remaining redeemable noncontrolling shares	—	(7,056)	—
Additional consideration for prior acquisition	—	(7,765)	—
Loan to customer	—	(3,318)	—
Proceeds from loan to customer	489	265	—
Net cash flows from investing activities	(101,640)	(65,755)	(24,164)
Cash flows from financing activities:
Proceeds from issuance of debt	71,988	19,841	—
Repayment of debt	(76,424)	(19,917)	(1,218)
Proceeds from issuance of common stock	15,432	8,910	5,015
Excess tax from share-based payment arrangements	5,246	2,495	1,321
Purchases of common stock	(21,689)	(13,910)	(7,242)
Dividends paid	(13,811)	(12,890)	(12,334)
Net cash flows from financing activities	(19,258)	(15,471)	(14,458)
Effect of exchange rate changes on cash	708	(5,428)	(2,798)
Net change in cash and equivalents	(49,999)	13,267	53,195
Cash and equivalents at beginning of period	153,337	140,070	86,875
Cash and equivalents at end of period	$103,338	$153,337	$140,070

Cash paid for income taxes	$22,635	$13,841	$13,901
Cash paid for interest, net of capitalized interest of $286, $0, and $0, respectively	$11,491	$10,504	$9,693

Non-cash items:
Pioneer Pump Holdings, Inc. liability for mandatory share purchase	$22,924	$—	$—
Payable to seller of Impo Motor Pompa Sanayi ve Ticaret A.S.	$546	$5,038	$—
Payable to seller of Vertical S.p.A.	$—	$370	$—
Payable to seller of Healy Systems, Inc.	$—	$—	$970
Additions to property, plant, and equipment, not yet paid	$3,265	$187	$889

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Balance as of year end 2009	23,128	$2,313	$119,133	$294,166	$(18,740)	$2,037	$7,393
Net income				38,914		565	439
Currency translation adjustment					720	(170)	(541)
Minimum pension liability adjustment, net of tax $700					(1,422)
Dividends on common stock				(11,957)
Noncontrolling dividend						(377)
Common stock issued	271	28	4,987
Share-based compensation	97	9	4,264
Common stock repurchased or received for stock options exercised	(239)	(24)		(7,218)
Adjustment to acquired fair value
Tax benefit of stock options exercised			1,321
Balance as of year end 2010	23,257	$2,326	$129,705	$313,905	$(19,442)	$2,055	$7,291
Net income				63,099		474	150
Currency translation adjustment					(21,391)	223	(1,128)
Minimum pension liability adjustment, net of tax $5,500					(8,734)
Dividends on common stock				(12,441)
Noncontrolling dividend						(449)
Common stock issued	353	34	8,875
Share-based compensation	52	5	3,965
Common stock repurchased or received for stock options exercised	(323)	(32)		(13,878)
Purchase of remaining redeemable noncontrolling interest					303		(7,655)
Adjustment to Vertical redemption value				(228)			228
Adjustment to acquired fair value							6,521
Tax benefit of stock options exercised			2,064
Balance as of year end 2011	23,339	$2,333	$144,609	$350,457	$(49,264)	$2,303	$5,407

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Net income				82,864		446	428
Currency translation adjustment					1,835	275	(572)
Minimum pension liability adjustment, net of tax $6,200					(9,717)
Dividends on common stock				(13,367)
Noncontrolling dividend						(444)
Common stock issued	581	58	15,374
Share-based compensation	57	6	6,247
Common stock repurchased or received for stock options exercised	(410)	(41)		(21,648)
Tax benefit of stock options exercised			4,660
Balance as of year end 2012	23,567	$2,356	$170,890	$398,306	$(57,146)	$2,580	$5,263

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--The Company's fiscal year ends on the Saturday nearest December 31. The financial statements and accompanying notes are as of and for the years ended December 29, 2012 (52 weeks), December 31, 2011 (52 weeks), and January 1, 2011 (52 weeks), and referred to as 2012, 2011, and 2010, respectively.

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

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $9.9 million in 2012, $8.2 million in 2011, and $7.5 million in 2010.

Cash and Cash Equivalents--The Company considers cash on hand, demand deposits, and highly liquid investments with an original maturity date of three months or less to be cash and cash equivalents.

Fair Value of Financial Instruments--The carrying amount of long-term debt was $164.9 million at December 29, 2012 and $163.7 million at December 31, 2011.  The estimated fair value of all debt was $179.8 million and $179.2 million at December 29, 2012 and December 31, 2011, respectively.  The fair value assumed floating rate debt was valued at par. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value.   Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long-term debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.  These level 2 inputs were valued using the same historical technique. The Company’s off-balance sheet instruments consist of operating leases.

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

Property, Plant, and Equipment--Property, plant, and equipment are stated at cost.  Depreciation of plant and equipment is calculated on a straight line basis over the estimated useful lives of 5 to 20 years for land improvements and buildings, 5 to 10 years for machinery and equipment, and 5 years for furniture and fixtures. Maintenance, repairs, and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives or add to the productive capacity of buildings, improvements, and equipment are capitalized. The Company reviews its property, plant, and equipment for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s depreciation expense was $21.1 million, $19.4 million, and $19.5 million in 2012, 2011, and 2010, respectively.

Goodwill and Other Intangible Assets--The Company tests goodwill for impairment on an annual basis during the fourth quarter or more frequently as warranted by triggering events that indicate potential impairment. Goodwill is tested at the reporting unit level, which the company has determined to be the North America Water Systems, International Water, and Fueling Systems units. In compliance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other, the Company has evaluated the aggregation criteria and determined that the components within the North America Water Systems and International Water reporting units can be aggregated in 2012.

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

The Company also tests indefinite lived intangible assets, primarily trade names, for impairment on an annual basis during the fourth quarter or more frequently as warranted by triggering events that indicate potential impairment.  In assessing the recoverability of the trade names, the Company determines the fair value using an income approach. The income approach estimates fair value based upon future revenue and estimated royalty rates. An indication of impairment exists if the carrying value of the trade names is higher than the fair value. The Company would record an impairment charge for the difference.

Amortization is recorded and calculated for other definite lived intangible assets on a basis that reflects cash flows over the estimated useful lives.  The weighted average number of years over which each intangible class is amortized is 17 years for patents, 6 years for supply agreements, 15 years for technology, 13 to 20 years for customer relationships, 5 years for software, and 8 years for all others.

Warranty Obligations--Warranty terms are generally 2 years from date of manufacture or one year from date of installation. The general warranty liability is recorded when revenue is recognized and is based on actual historical return rates from the most recent warranty periods.  In 2007, the Company began offering an extended warranty program to certain Water Systems customers, which provides warranty coverage up to 5 years from the date of manufacture. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims and expected customer returns. The Company actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The Company believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

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

Translation of Foreign Currency Financial Statements--All assets and liabilities of foreign subsidiaries in functional currency other than the U.S. dollar are translated at year end exchange rates. All revenue and expense accounts are translated at average rates in effect during the respective period. Adjustments for translating longer term foreign currency assets and liabilities in U.S. dollars are included as a component of other comprehensive income.  Transaction gains and losses that arise from shorter term exchange rate fluctuations are included in the results of operations in “Foreign exchange income/(expense)”, as incurred.

Significant Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions by management affect allowance for uncollectible accounts, inventory valuation, business combinations, redeemable noncontrolling interest, mandatory share purchase, trade names and goodwill, income taxes, pension and employee benefit obligations, and share-based compensation.

Although the Company regularly assesses these estimates, actual results could materially differ. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

2. ACCOUNTING PRONOUNCEMENTS
In July 2012, the FASB issued Accounting Standards Update ("ASU") 2012-2 Testing Indefinite-Lived Intangible Assets for Impairment. The new guidance gives companies the option of performing a qualitative assessment before calculating the fair value of the asset. If the results of the qualitative assessment conclude that the fair value of the asset is more likely than not impaired, the quantitative impairment test would be required. Otherwise, further testing would not be required. ASU 2012-2 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company did not adopt ASU 2012-2 in completing its annual impairment testing. The Company continued to test for impairment utilizing the quantitative method. As ASU 2012-2 was not adopted, no material impact on the Company's results of operations, financial position, or cash flows resulted.

3. CHANGE IN ACCOUNTING PRINCIPLE
During the fiscal year ended December 29, 2012, the Company did not change any of its existing accounting policies. The following accounting principle was adopted and became effective with respect to the Company on January 2, 2011, and the change in accounting principle was retrospectively adopted in the prior year.

Effective January 2, 2011, the Company elected to change its accounting principle of valuing all of its inventories that used the LIFO method to the FIFO method.  As of the fiscal year ended 2010, inventories valued using the LIFO and FIFO methods represented approximately 11% and 85%, respectively, of total inventories with the remaining inventory recorded using the average cost method. The Company believed the change was preferable because it (1) more closely reflected current acquisition cost and improved the matching of revenue and expense, (2) conformed 96% of the Company's method of inventory valuation to the FIFO method and (3) enhanced comparability with industry peers. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with FASB ASC Topic 250, Accounting Changes and Error Corrections. As a result of the accounting change, retained earnings as of January 2, 2010 increased from

$285.5 million to $294.2 million. As of January 2, 2011, the Company converted all LIFO inventory balances in its accounting systems to FIFO inventory which effectively eliminated its LIFO pools prospectively.

4. ACQUISITIONS
In an agreement dated November 16, 2012 the Company added to its Fueling Systems segment by acquiring certain assets and 100% of the common stock of Flex-ing, Incorporated ("Flex-ing") for approximately $10.4 million in an all cash transaction. Located in Sherman, Texas, Flex-ing designs and manufactures a variety of fueling equipment that is distributed through the same channels as the core product offering of the Fueling Systems segment.

The Flex-ing intangible assets of $8.9 million consist primarily of customer relationships, which will be amortized utilizing the straight line method over 15 years, and trademarks, which are classified as indefinite lived assets and will not be amortized. All of the goodwill was recorded as part of the Fueling Systems segment and is not expected to be deductible for tax purposes.

The preliminary goodwill of $4.0 million resulting from the Flex-ing acquisition consists primarily of broadened product lines that can be distributed through the Company's existing international distribution channels.

In an agreement dated August 9, 2012, between the Company and Cerus Industrial Corporation ("Cerus"), the Company acquired all of the outstanding shares of Cerus, net of debt acquired, for approximately $24.5 million, subject to certain terms and conditions. The Company funded the acquisition with cash on hand and short-term borrowings paid back within the year.

Cerus, located in Hillsboro, Oregon, designs, manufactures, and distributes motor controls, motor starters, contractors, protection devices, and variable frequency drives to a wide range of distributor and original equipment manufacturers in North America.

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

In an agreement dated March 7, 2012, between the Company and Pioneer Pump Holdings, Inc. ("PPH"), the Company acquired an additional 39.5 percent of the outstanding shares of PPH, net of debt acquired, for approximately $30.3 million, subject to certain terms and conditions. The Company funded the acquisition with approximately $30.3 million in cash. The Company previously held a 31.0 percent equity interest in PPH (see Note 7). As a result of the additional acquisition, the Company's total equity interest in PPH increased to 70.5 percent, resulting in the consolidation of PPH in the Company's financial statements. Accordingly, the original equity interest in PPH was remeasured to its fair value of $23.9 million as of March 7, 2012, based on the income approach which utilized management estimates and consultation with an independent third-party valuation firm. Inputs included an analysis of the enterprise value based on financial projections and ownership percentages. As a result, the Company recognized a one-time gain of $12.2 million in the "Other income/(expense)" line of the Company's condensed consolidated statement of income for the first quarter ended March 31, 2012.

PPH is the holding company for two wholly-owned subsidiaries, Pioneer Pump, Inc. ("PPI") located in Canby, Oregon, and Pioneer Pump, Ltd. ("PPL") located in Rattlesden, United Kingdom, which holds an additional subsidiary in Wadeville, Germiston, South Africa. PPH is a leader in the manufacture of large, engine-driven centrifugal pumps used for dewatering in oil and gas, municipal, construction and mining applications.

The Company also entered into a further stock purchase agreement with the noncontrolling interest holders to purchase the remaining shares of PPH on or about, but no later than, March 31, 2015, for a purchase price based on a multiple of PPH's adjusted average earnings for 2013 and 2014 less net indebtedness. Accordingly, a resulting liability of $22.9 million was recorded in the "Other long-term liabilities" line of the Company's consolidated balance sheet. Any required adjustments to the liability driven by changes in the expected purchase price will be recorded in the "Interest expense" line of the Company's consolidated statement of income. The mandatory share purchase liability remained recorded at the initial carrying amount as of December 29, 2012. As a result, no adjustments were necessary for the year ended December 29, 2012.

The PPH intangible assets of $43.9 million consist primarily of customer relationships, which will be amortized utilizing the straight line method over 17 to 19 years, and trademarks, which are classified as indefinite lived assets and will not be amortized.

The preliminary goodwill of $26.5 million resulting from the PPH acquisition consists primarily of expanding sales of packaged systems products and the recording of deferred taxes related to acquired assets. PPH's presence in the oil and gas market will also complement the Company's initiative to introduce submersible pumping systems in this market. All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes. Preliminary goodwill increased by $1.5 million during the year ended December 29, 2012, due to purchase accounting adjustments to intangible assets and inventory resulting from additional information provided for the provisional valuation.

The preliminary purchase prices assigned to the major identifiable assets and liabilities for the Flex-ing, Cerus, and PPH acquisitions are as follows:

(In millions)	Flex-ing	Cerus	PPH	Total
Assets:
Cash acquired	$0.1	$—	$0.8	$0.9
Current assets	2.0	3.8	38.1	43.9
Property, plant, and equipment	0.4	0.3	3.6	4.3
Intangible assets	8.9	17.3	43.9	70.1
Goodwill	4.0	5.5	26.5	36.0
Total assets	15.4	26.9	112.9	155.2
Liabilities	(5.0)	(2.4)	(58.7)	(66.1)
Total	10.4	24.5	54.2	89.1
Less: Fair value of original equity interest	—	—	(23.9)	(23.9)
Total purchase price	$10.4	$24.5	$30.3	$65.2

The fair values of the Flex-ing, Cerus, and PPH identifiable intangible assets and property, plant, and equipment are provisional amounts as of fiscal year end 2012, pending final valuations and purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuations.

The following unaudited proforma financial information for the years ended December 29, 2012 and December 31, 2011 gives effect to the acquisitions of Flex-ing, Cerus, and PPH by the Company as if the acquisitions had occurred at the beginning of the current and prior years reported. These unaudited proforma combined condensed financial statements are prepared for informational purposes only and are not necessarily indicative of actual results or financial position that would have been achieved had the acquisitions been consummated on the dates indicated and are not necessarily indicative of future operating results or financial position of the consolidated companies. The unaudited proforma combined condensed financial statements do not give effect to any cost savings or incremental costs that may result from the integration of Flex-ing, Cerus, and PPH with the Company.

FRANKLIN ELECTRIC CO., INC.
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)	(Unaudited) 2012	(Unaudited) 2011

Net sales	$925	$914
Net income	84	68

Per share data:
Basic earnings per share	$3.57	$2.92
Diluted earnings per share	$3.51	$2.86

Flex-ing, Cerus, and PPH contributed a total of $48.4 million of revenue and $1.7 million of earnings to the Company's Consolidated Statements of Income from date of acquisition through December 29, 2012.

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

The purchase agreement for Impo includes an earn-out provision payable to the sellers if certain performance criteria are achieved in any year from 2011 to 2013. Earn-out payments are capped at TL 10.0 million in the aggregate. As of the acquisition date, the Company recorded contingent consideration of TL 8.5 million ($5.5 million) as determined by the income approach. The performance criteria resulting in the earn-out provision were achieved for the fiscal year ended 2012. The contingent consideration of TL 10.0 million ($5.6 million) as of December 29, 2012, is recorded within current liabilities in the Company's consolidated balance sheet.

The purchase price assigned to each major identifiable asset and liability was as follows:

(In millions)
Assets:
Cash acquired	$0.9
Current assets	26.4
Property, plant, and equipment	11.5
Intangible assets	15.3
Goodwill	8.9
Other assets	2.8
Total assets	65.8
Contingent consideration	(5.5)
Liabilities	(27.7)
Total identifiable assets	32.6
Noncontrolling interest	(6.5)
Total purchase price	$26.1

An immaterial adjustment to deferred taxes of $2.7 million was included in goodwill during the fourth quarter of 2012 after the close of the measurement period.

The fair value of the identifiable intangible assets and property, plant, and equipment are final as of June 30, 2012, in conjunction with final valuations.  The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation. The difference between actual sales for the Company and proforma annual sales including Impo as if it were acquired at the beginning of the year was not material as a component of the Company's consolidated sales for the year ended December 31, 2011. Due to the immaterial nature of the acquisition, the Company has not included full year proforma statements of income for the acquisition year and previous year.

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

The fair value of the identifiable assets and property, plant, and equipment are final as of fiscal year end 2010 in conjunction with final valuations. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation.

In an agreement dated December 19, 2011, the Company redeemed the 25 percent noncontrolling interest of Vertical, increasing the Company's ownership to 100 percent, for approximately €5.7 million, $7.4 million at the then current exchange rate. The Company paid €5.4 million, $7.1 million at the then current exchange rate, in 2011 with the remaining purchase price paid in 2012. The recorded redemption value in the "Redeemable noncontrolling interest" line of the Company's consolidated balance sheet prior to the transaction was $7.7 million, which included previously recorded fair value and currency translation adjustments. This addition to the Water Systems segment further solidifies the Company's position in the worldwide market for stainless steel water pumps. The original 75 percent controlling interest was acquired in the first quarter of 2009.

Transaction costs were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs included in selling, general, and administrative expense in the Company’s statement of income were $0.3 million, $0.4 million, and $0.6 million for the fiscal years ended 2012, 2011, and 2010, respectively.

5. REDEEMABLE NONCONTROLLING INTERESTS
On May 2, 2011, the Company completed the acquisition of 80 percent of Impo. The 20 percent noncontrolling interest was recorded at fair value as of the acquisition date. The noncontrolling interest holders have the option, which is embedded in the noncontrolling interest, to require the Company to redeem their ownership interests after May 2, 2014, three years after the original agreement was signed. The combination of a noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest.

The noncontrolling interest in Impo is redeemable at other than fair value as the redemption value is determined based on a specified formula.  The noncontrolling interest becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of (1) the initial carrying amount, increased or decreased for each noncontrolling interest's share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.  As of December 29, 2012, the Impo redeemable noncontrolling interest was recorded at the carrying amount.

According to FASB ASC Topic 810, Consolidation and Emerging Issues Task Force ("EITF") Topic No. D-98, Classification and Measurement of Redeemable Securities, redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, then the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of fair value.  No adjustments were necessary for the fiscal year ended 2012. Adjustments totaling $0.2 million were necessary for the fiscal year ended 2011. The 2011 adjustments resulted from the Company's previously held redeemable noncontrolling interest in Vertical. A resulting adjustment to the earnings per share computation was also necessary (see Note 14). The noncontrolling interest in Vertical was redeemed by the Company in the fourth quarter of 2011 (see Note 4). No adjustments were necessary for the fiscal year ended 2010.

6. FAIR VALUE MEASUREMENTS
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

As of December 29, 2012, and December 31, 2011, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below. The "Recognized Loss" amounts in the table are accumulated totals since inception.

(In millions)	December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$13.8	$13.8	$—	$—	$—
Derivative assets	—	—	—	—	—
Impo contingent consideration	5.6	—	—	5.6	0.8

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$17.1	$17.1	$—	$—	$—
Derivative assets	0.1	—	0.1	—	—
Impo contingent consideration	5.0	—	—	5.0	0.7

The Company's Level 1 assets consist of cash equivalents which are generally comprised of domestic money market funds invested in high quality, short-term liquid assets, and then foreign bank guaranteed certificates of deposit.

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

The Company's Level 3 liabilities consist of an acquisition-related contingent consideration. During the second quarter of 2011, the Company recorded $5.5 million (TL 8.5 million) of contingent consideration related to the second quarter 2011 acquisition of Impo. The fair value of $5.6 million (TL 10.0 million) as of December 29, 2012, was based on the income approach which involved analyzing future earnings projections, the probability of Impo achieving specified financial targets, and a discount factor of 15.0 percent. The Company recognized the additional accretion charge in the "Interest expense" line of the condensed consolidated statement of income. An additional impact of $0.7 million was attributed to foreign exchange translation. The contingent consideration is included in the "Accounts payable" line of the Company's consolidated balance sheet, as Impo met the performance criteria of the earn-out provision as of fourth quarter 2012. The amounts accrued are expected to be paid out during first quarter 2013.

As of December 29, 2012 and December 31, 2011, the assets measured at fair value on a nonrecurring basis were as set forth in the table below. The "Recognized Loss" amounts included in the table are accumulated totals since inception.

(In millions)	December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$—	$—	$—	$—	$3.6

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$1.3	$—	$—	$1.3	$3.4

The Company's Level 3 assets consist of held for sale assets. The Company classified its former Siloam Springs manufacturing facility as held for sale and recorded the impairment as a restructuring expense on property, plant, and equipment during the second quarter of 2010. The 2011 fair value reflected the sale price, less expected closing costs, at which the asset was under a letter of intent for sale that closed during the fourth quarter of 2012. The valuation process utilized to generate the original listing price on the asset involved an appraisal, broker market commentary, and observation of recent comparable sales and current comparable listings. A listing price was selected that placed the property near the median of such values based on price per square foot. Accordingly, no unobservable inputs were a significant factor in the list price. Subsequent to this original valuation process, as a result of the passage of time, the price was reduced sequentially for price discovery in order for the transaction to clear at the highest price possible. The Company was unaware of alternative uses for the property that would be in excess of the sale price in the letter of intent.

7. OTHER ASSETS
In 2005, the Company held a 35.0 percent equity interest in PPI, which was accounted for using the equity method. During the first quarter of 2012, the shareholders of PPI and PPL contributed shares to form a new holding company, PPH, in exchange for equivalent value and control in PPH. As a result of this contribution, the Company's equity interest decreased to 31.0 percent of PPH. On March 7, 2012, the Company acquired a controlling interest in PPH, resulting in the consolidation of PPH in the Company's financial statements (see Note 4). The carrying amount of the equity investment prior to the acquisition of the controlling interest was $11.7 million as of March 6, 2012 and $11.0 million as of December 31, 2011.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in the “Other income/(expense)” line of the Company’s condensed statements of income, was $0.4 million, $2.3 million, and $1.0 million for the years 2012, 2011, and 2010 respectively. The additional purchase was made in 2012 bringing total ownership to 70.5 percent (see Note 4).

During the second quarter of 2011, the Company entered into a loan agreement with the parent of a customer.  The current maturity is included in "Receivables" and the long term portion is included in "Other assets" on the Company's consolidated balance sheet. The agreement provides for interest on the loan at a variable market interest rate with the customer to repay the loan plus interest in semi-annual installments throughout the 7 year term.  The Company has a long term relationship with the customer and considers the loan fully collectible.

8. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company uses the acquisition method of accounting for business combinations.  Annual goodwill impairment testing and trade name impairment testing is performed during the fourth quarter of each year; unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for 2012, 2011, or 2010.

The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.8	$(5.7)	$7.8	$(5.4)
Supply agreements	4.4	(4.4)	4.4	(4.4)
Technology	7.5	(3.2)	7.5	(2.7)
Customer relationships	125.9	(23.1)	78.7	(17.1)
Software	1.7	(0.1)	1.2	—
Other	1.2	(1.2)	1.2	(1.1)
Total	$148.5	$(37.7)	$100.8	$(30.7)
Unamortized intangibles:
Trade names	47.3	—	24.4	—
Total intangibles	$195.8	$(37.7)	$125.2	$(30.7)

The weighted average number of years over which each intangible class is amortized is as follows:

Class	Years
Patents	17
Supply agreements	6
Technology	15
Customer relationships	13 - 20
Software	5
Other	8

Amortization expense related to intangible assets for fiscal years 2012, 2011, and 2010, was $7.2 million, $5.9 million, and $4.6 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2013	2014	2015	2016	2017
	$8.4	$8.4	$8.4	$8.3	$8.0

The change in the carrying amount of goodwill by reporting segment for 2012 and 2011, is as follows:

(In millions)	2012
	Water Systems	Fueling Systems	Consolidated
Balance as of December 31, 2011	$109.9	$58.9	$168.8
Acquisitions	31.9	4.1	36.0
Adjustments to prior year acquisitions	3.0	—	3.0
Foreign currency translation	0.1	0.2	0.3
Balance as of December 29, 2012	$144.9	$63.2	$208.1

(In millions)	2011
	Water Systems	Fueling Systems	Consolidated
Balance as of January 1, 2011	$107.0	$58.2	$165.2
Acquisitions	6.2	—	6.2
Adjustments to prior year acquisitions	—	0.7	0.7
Foreign currency translation	(3.3)	—	(3.3)
Balance as of December 31, 2011	$109.9	$58.9	$168.8

The 2012 acquired goodwill in the Water Systems segment related to the Company's acquisition of PPH and Cerus. The 2012 acquired goodwill in the Fueling Systems segment related to the Company's acquisition of Flex-ing. The 2011 acquired goodwill in the Water Systems segment related to the Company’s acquisition of Impo.

The 2006 purchase agreement for Healy Systems provided for additional payments of 5 percent of certain Healy Systems product sales through August 31, 2011.  Adjustments to prior year acquisitions primarily include those contingency commitments to Healy Systems, Inc. Payments of $7.8 million were made in 2011 for accumulated earned amounts under the purchase agreement.

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of December 29, 2012, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 29 measurement date for these plans.

Effective for 2012, the Company redesigned certain retirement plan offerings. The redesign was completed in order to increase standardization of retirement plans among U.S. salaried employees and to reduce the expected cash funding volatility of retirement plans, while at the same time keeping in place a competitive retirement plan offering to attract and retain talent. The Company achieved this by freezing both the Basic Pension Plan and the Cash Balance Plan as of December 31, 2011, with the exception of a certain limited number of Basic Pension Plan participants who will still accrue benefits over a five year sunset period. Also effective December 31, 2011, the Cash Balance Plan was closed (the Basic Pension Plan was previously closed) and the two plans were merged into a single plan. The portion of the non-qualified pension plan related to the Cash Balance Plan was also frozen. As of January 1, 2012, the Company instituted new service-based contributions, supplemental to the existing Company match for employees, into the defined contribution retirement plan offering.

The following table sets forth aggregated information related to the Company’s pension benefits and other postretirement benefits, including changes in the benefit obligations, changes in plan assets, funded status, amounts recognized in the balance sheet, amounts recognized in other accumulated comprehensive income, and actuarial assumptions that the Company considered in its determination of benefit obligations and plan costs. Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans, and accumulated postretirement benefit obligations (APBO) for our other benefit plans.

(In millions)	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Accumulated benefit obligation, end of year	$191.4	$173.2	$14.5	$13.4

Change in benefit obligation:
Benefit obligation, beginning of year	$176.6	$171.8	$13.4	$12.5
Service cost	1.5	3.5	0.1	0.1
Interest cost	8.2	8.7	0.6	0.6
Plan amendments	—	—	0.8	1.2
Actuarial loss	20.5	9.8	1.2	0.2
Settlements paid	(0.3)	(0.6)	—	—
Benefits paid	(10.6)	(12.0)	(1.6)	(1.2)
Liability gain due to curtailment**	—	(4.3)	—	—
Foreign currency exchange	0.4	(0.3)	—	—
Benefit obligation, end of year	$196.3	$176.6	$14.5	$13.4

Change in plan assets:
Fair value of assets, beginning of year	$120.0	$116.0	$—	$—
Actual return on plan assets	14.2	0.3	—	—
Company contributions	6.7	16.4	1.6	1.2
Settlements paid	(0.3)	(0.6)	—	—
Benefits paid	(10.6)	(12.0)	(1.6)	(1.2)
Foreign currency exchange	0.2	(0.1)	—	—
Plan assets, end of year	$130.2	$120.0	$—	$—

Funded status	$(66.1)	$(56.6)	$(14.5)	$(13.4)

Amounts recognized in balance sheet:
Deferred tax asset	32.2	26.9	1.9	1.3
Current liabilities	(0.1)	(0.1)	(1.5)	(1.1)
Noncurrent liabilities	(66.0)	(56.5)	(13.0)	(12.3)
Net liability, end of year	$(33.9)	$(29.7)	$(12.6)	$(12.1)

Amount recognized in accumulated other comprehensive income:
Net transition obligation	$—	$—	$—	$0.1
Prior service cost	—	—	1.2	0.9
Net actuarial loss	53.9	44.9	1.7	1.2
Total recognized in accumulated other comprehensive income	$53.9	$44.9	$2.9	$2.2

**   These items for 2011 related primarily to the benefit plan redesign.

The following table sets forth other changes in plan assets and benefit obligation recognized in other comprehensive income for 2012 and 2011:

(In millions)	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Net actuarial loss	$16.5	$16.1	$1.2	$0.3
Prior service cost	—	—	0.8	1.2
Amortization of:
Net actuarial gain	(1.9)	(3.0)	(0.1)	—
Prior service credit	—	(0.2)	(0.3)	(0.1)
Settlement recognition	(0.1)	—	—	—
Transition asset	—	—	(0.2)	(0.2)
Deferred tax asset	(5.5)	(5.0)	(0.7)	(0.5)
Total recognized in other comprehensive income	$9.0	$7.9	$0.7	$0.7

Assumptions used to determine domestic benefit obligations:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	4.00%	4.75%	3.50%	4.50%
Rate of increase in future compensation*	—%	3.00 - 12.00% (Graded)	3.00 - 12.00% (Graded)	3.00 - 12.00% (Graded)

*No rate of increases in future compensation used within assumptions for 2012, as both Pension Plans were frozen effective December 31, 2011.

Assumptions used to determine domestic periodic benefit cost:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	4.75%	5.25%	4.50%	5.00%
Rate of increase in future compensation	—%	3.00 - 12.00% (Graded)	3.00 - 12.00% (Graded)	3.00 - 12.00% (Graded)
Expected long-term rate of return on plan assets	8.00%	8.25%	—%	—%

The accumulated benefit obligation for the Company’s tax qualified plan and German benefit pension plans was $181.0 million and $165.2 million for the years ended 2012 and 2011.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for 2012, 2011, and 2010:

(In millions)	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$1.5	$3.5	$2.9	$0.1	$0.1	$0.1
Interest cost	8.2	8.7	8.9	0.6	0.6	0.7
Expected return on assets	(10.1)	(10.8)	(10.2)	—	—	—
Amortization of transition obligation	—	—	—	0.2	0.1	0.2
Prior service cost	—	0.1	0.2	0.3	0.1	—
Loss	2.0	3.0	1.8	0.1	—	—
Net periodic benefit cost	$1.6	$4.5	$3.6	$1.3	$0.9	$1.0
Curtailment**	—	0.1	0.8	—	—	0.2
Settlement cost	—	—	0.3	—	—	—
Total net periodic benefit cost	$1.6	$4.6	$4.7	$1.3	$0.9	$1.2

**   These items for 2011 related primarily to the benefit plan redesign.

The estimated net actuarial (gain)/loss, prior service cost/(credit), and transition (asset)/obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2013 fiscal year are $3.5 million, $0.0 million, and $0.0 million, respectively, for the pension plans and $0.2 million, $0.4 million, and $0.0 million respectively, for all other benefits.

The Company has consulted with a third party investment manager for the assets of the funded domestic defined benefit plan.  The plan assets are currently invested primarily in pooled funds, where each fund in turn is composed of mutual funds that have at least daily net asset valuations. Thus the Company’s funded domestic defined benefit plan assets are invested in a “fund of funds” approach.

The Company’s Board has delegated oversight and guidance to an appointed Employee Benefits Committee.  The Committee has the tasks of reviewing plan performance and asset allocation; ensuring plan compliance with applicable laws; establishing plan policies, procedures, and controls; monitoring expenses; and other related activities.

The plans’ investment policies and strategies focus on the ability to fund benefit obligations as they come due.  Considerations include the plan's current funded level, plan design, benefit payment assumptions, funding regulations, impact of potentially volatile business results on the Company’s ability to make certain levels of contributions, and interest rate and asset return volatility among other considerations. The Company currently attempts to maintain plan funded status at approximately 80 percent or greater pursuant to the Pension Protection Act of 2006. Given the plan’s current funded status, the Company’s cash on hand, cash historically generated from business operations, and cash available under committed credit facilities, the Company sees ample liquidity to achieve this goal.

Risk management and continuous monitoring requirements are met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations,  asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption.  As of December 29, 2012, funds were invested in equity, fixed income, and other investments as follows:

Equity	Percentage
U.S. Large Cap	42%
World Equity ex-U.S.	17%
U.S. Small / Mid Cap	7%
Subtotal	66%

Fixed Income
U.S. Core Fixed Income	13%
Long Duration Bond Fund	10%
High Yield Fixed Income	3%
Emerging Markets Debt	3%
Subtotal	29%

Other
Insurance Contracts	4%
Cash Equivalents	1%
Subtotal	5%
Total	100%

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

Asset class assumptions are set using a combination of empirical and forward-looking analysis for long-term rate of return on plan assets.  A variety of models are applied for filtering historical data and isolating the fundamental characteristics of asset classes.  These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized.  This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that is more likely to prevail over long periods.  With that, the Company has assumed an expected long-term rate of return on plan assets of 8.00 percent for the 2013 net periodic benefit cost.  This is the result of stochastic modeling showing the 50th percentile median return at or above 8.00 percent.

The Company uses the Aon Hewitt AA Above Median curve to determine the discount rate.  All cash flow obligations under the plan are matched to bonds in the Aon Hewitt universe of liquid, high-quality, non-callable / non-putable corporate bonds with outliers removed.  From that matching exercise, a discount rate is determined.

The Company’s German pension plans are funded by insurance contract policies whereby the insurance company guarantees a fixed minimum return.  Due to tax legislation, individual pension benefits can only be financed using direct insurance policies up to certain maximums.  These maximum amounts in respect of each member are paid into such an arrangement on a yearly basis.

The Company designated the domestic plan assets as Level 1, as they are mutual funds with prices that are readily available.  The German plan assets are designated as Level 2 inputs as the fair value of the insurance contracts is measured by the reserve that is supervised by the German Federal Financial Supervisory Authority.

The fair values of the Company’s pension plan assets for 2012 and 2011 by asset category are as follows:

(In millions)	2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
U.S. Large Cap	$55.2	$55.2	$—	$—
U.S. Small / Mid Cap	9.2	9.2	—	—
World Equity ex-U.S.	21.9	21.9	—	—
Fixed Income
U.S. Core Fixed Income	16.4	16.4	—	—
Long Duration Bond	12.5	12.5	—	—
High Yield Fixed Income	4.2	4.2	—	—
Emerging Markets Debt	4.0	4.0	—	—
Other
Insurance Contracts	5.7	—	5.7	—
Cash and Equivalents	1.1	1.1	—	—
Total	$130.2	$124.5	$5.7	$—

(In millions)	2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
U.S. Large Cap	$49.8	$49.8	$—	$—
U.S. Small / Mid Cap	8.5	8.5	—	—
World Equity ex-U.S.	17.4	17.4	—	—
Fixed Income
U.S. Core Fixed Income	20.7	20.7	—	—
Long Duration Bond	9.5	9.5	—	—
High Yield Fixed Income	3.8	3.8	—	—
Emerging Markets Debt	3.6	3.6	—	—
Other
Insurance Contracts	5.3	—	5.3	—
Cash and Equivalents	1.4	1.4	—	—
Total	$120.0	$114.7	$5.3	$—

One of the Company’s domestic pension plans covers only certain management employees. The Company does not fund this plan, and its assets were zero in both 2012 and 2011. The plan’s projected benefit obligation and accumulated benefit obligation were $11.8 million and $10.4 million, respectively, for 2012, and $8.8 million and $8.0 million, respectively, for 2011.

The Company estimates total contributions to the plans of $9.2 million in 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension Benefits	Other Benefits
2013	$11.0	$1.5
2014	13.8	1.4
2015	14.1	1.3
2016	13.9	1.2
2017	11.0	1.1
Years 2018 through 2022	57.0	4.5

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

Defined Contribution Plans - The Company maintained a 401(k) Plan during 2012 and 2011. The Company's cash contributions are allocated to participants' accounts based on investment elections.

The following table sets forth Company contributions to the 401(k) Plan:

(In millions)	2012	2011	2010
Company contributions to the plan	$5.0	$1.9	$1.7

10. ACCRUED EXPENSES
Accrued expenses consist of:

(In millions)	2012	2011
Salaries, wages, and commissions	$26.3	$27.1
Product warranty costs	9.7	9.9
Insurance	5.2	4.8
Employee benefits	7.1	3.8
Other	12.1	13.1
	$60.4	$58.7

11. INCOME TAXES
Income/(loss) before income taxes consisted of:

(In millions)	2012	2011	2010

Domestic	$53.2	$29.2	$4.3
Foreign	62.8	57.9	50.7
	$116.0	$87.1	$55.0

The income tax provision/(benefit) from continuing operations consisted of the following:

(In millions)	2012	2011	2010

Current:
Federal	$13.9	$7.3	$(4.5)
Foreign	7.9	11.3	9.5
State	1.9	0.9	0.5
Total current	23.7	19.5	5.5
Deferred:
Federal	4.6	2.1	2.4
Foreign	3.3	1.8	5.0
State	0.7	—	2.2
Total deferred	$8.6	$3.9	$9.6
	$32.3	$23.4	$15.1

A reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	2012	2011	2010

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.9	0.8	0.5
Foreign operations	(7.6)	(8.5)	(5.9)
R&D tax credits	—	(0.5)	(0.8)
Uncertain tax position adjustments	2.8	(0.3)	(5.4)
Deferred tax adjustments, state rate and other	(4.7)	—	(2.9)
Valuation allowance on state deferred tax	0.8	(0.1)	6.1
Other items	0.6	0.5	0.8
Effective tax rate	27.8%	26.9%	27.4%

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In millions)	2012	2011

Deferred tax assets:
Accrued expenses and reserves	$10.5	$9.1
Compensation and employee benefits	38.0	33.3
Other items	4.4	11.7
Valuation allowance on state deferred tax	(4.4)	(3.6)
Total deferred tax assets	48.5	50.5
Deferred tax liabilities:
Accelerated depreciation on fixed assets	9.7	12.6
Amortization of intangibles	61.9	27.4
Other items	7.8	14.0
Total deferred tax liabilities	79.4	54.0
Net deferred tax liabilities	$(30.9)	$(3.5)

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

The operations realignment to foreign jurisdictions, which generates foreign tax benefits, also reduces the domestic taxable income in some of the Company’s U.S. state jurisdictions.  The Company is not likely to realize the benefit of a portion of the recorded deferred tax asset relating to state taxes in the foreseeable future.  As such, a valuation allowance was recorded as of December 29, 2012 of $4.4 million, and $3.6 million as of December 31, 2011.

The Company identifies the accumulated earnings for the affiliates that were not indefinitely reinvested and computes the tax associated with the subsequent repatriation. This computation considers the impact of applicable withholding taxes and the availability of U.S. foreign tax credits. The Company has calculated the repatriation of all the accumulated earnings that are not indefinitely reinvested which resulted in a net tax liability of $4.2 million recorded by the Company as of December 29, 2012.

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess is approximately $146.6 million as of December 29, 2012. The determination of the additional deferred taxes that have not been provided is not practicable.

As of the beginning of fiscal year 2012, the Company had gross unrecognized tax benefits of $5.6 million, excluding accrued interest and penalties.  The unrecognized tax benefits decreased by $0.8 million for state income tax liabilities, while increasing $2.1 million for federal tax liabilities based on evaluations made during 2012.  The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $6.9 million as of December 29, 2012.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2012, 2011, and 2010 (excluding interest and penalties) is as follows:

(In millions)	2012	2011	2010
Beginning balance	$5.6	$3.6	$6.8
Additions based on tax positions related to the current year	—	—	0.1
Additions for tax positions of prior years	3.6	2.8	0.3
Reductions for tax positions of prior years	(1.7)	(0.8)	(3.6)
Settlements	(0.6)	—	—
Ending balance	$6.9	$5.6	$3.6

If recognized, each annual effective tax rate would be affected by the net unrecognized tax benefits of $6.8 million, $5.3 million, and $3.2 million as of December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

Of the unrecognized tax benefits at December 29, 2012, $2.6 million are related to acquisitions for which indemnification was provided for in the respective purchase agreements.  The stock purchase agreements related to these acquisitions provide the Company rights to recover tax liabilities related to pre-acquisition tax years from the sellers.  Other amounts are associated with domestic state tax issues, such as nexus, as well as other federal and state uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, the impact of which is immaterial.  The Company has accrued interest and penalties as of December 29, 2012, December 31, 2011, and January 1, 2011 of approximately $1.1 million, $0.5 million, and $0.4 million, respectively.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With few exceptions, as of December 29, 2012, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2009.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the expiration of a statute of limitation. Based on the current audits in process and pending statute expirations, the payment of taxes as a result could be up to $2.2 million.

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

The Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments.  The Company was in compliance with the covenants as of December 29, 2012 and December 31, 2011.  The Company had zero borrowings under the Agreement at December 29, 2012 and December 31, 2011.

On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and have an average life of 10 years with a final maturity in 2019.  On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million.  On December 14, 2011, the Company entered into Amendment No. 4 to the Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Agreement.

As of December 29, 2012, the Company has $50.0 million borrowing capacity available under the Prudential Agreement.  Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity. The Prudential Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments.  The Company was in compliance with the covenants as of December 29, 2012 and December 31, 2011.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at December 29, 2012 and December 31, 2011.

Debt consisted of the following:

(In millions)	2012	2011
Prudential Agreement - 5.79 percent	$150.0	$150.0
Capital leases	1.0	0.3
Foreign subsidiary debt	14.9	13.7
	165.9	164.0
Less current maturities	(15.2)	(14.0)
Long-term debt	$150.7	$150.0

During the first quarter of 2012, the Company assumed $4.1 million of debt with the PPH acquisition. As of December 29, 2012, that debt was repaid and PPH had an undrawn $8.0 million line of credit expiring September 30, 2013, that was guaranteed by the Company.

During the third quarter of 2012, the Company assumed $1.2 million of debt with the Cerus acquisition. The debt was repaid within the period with no amount outstanding as of December 29, 2012.

During the second quarter of 2011, the Company acquired $13.7 million of debt with the acquisition of the 80 percent interest in Impo. In September 2011, Impo finalized a refinancing plan. As a result of this refinancing, Impo now has approximately $18.5 million of credit available. As of December 29, 2012, Impo had debt outstanding of approximately $14.9 million, all of which is current maturities, with interest rates ranging from approximately 3 percent to 12 percent and maturity dates ending in 2013. The debt at year end was denominated in Turklish lira and U.S. dollar currencies and was included in the foreign subsidiary debt line of the above table.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	2013	2014	2015	2016	2017	More than 5 years
Debt	$164.9	$14.9	$—	$30.0	$30.0	$30.0	$60.0
Capital leases	1.0	0.3	0.2	0.2	0.2	0.1	—
	$165.9	$15.2	$0.2	$30.2	$30.2	$30.1	$60.0

13. SHAREOWNERS' EQUITY
The Company has the authority to issue 65,000,000, $.10 par value shares.

During 2012, 2011, and 2010, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(In millions, except share amounts)	2012	2011	2010
Repurchases	$10.0	$10.6	$6.9
Shares	200,000	250,000	226,487

In 2012, the Company retired 209,604 shares that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards.  The Company also retired 8,356 shares that had been previously granted as stock awards to employees, but were forfeited upon not meeting the required restriction criteria or termination. In 2011, the Company retired 73,326 shares that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards.  The Company also retired 21,998 shares that had been previously granted as a stock award to employees, but were forfeited upon termination.  In 2010, the Company retired 12,255 shares that were received from employees as payment for taxes owed upon the release of their restricted awards. The Company also retired 1,485 shares that had been previously granted as stock award to employees, but were forfeited upon termination.

In 2012, 2011, and 2010, the Company recorded $4.7 million, $2.1 million, and $1.3 million, respectively, as a reduction in tax liability and an increase to shareowners’ equity as a result of stock option exercises.

Accumulated other comprehensive loss consisted of the currency translation adjustment and the pension liability adjustment, $(0.3) million and $(56.8) million, respectively, as of December 29, 2012, and $(2.2) million and $(47.1) million, respectively, at December 31, 2011.

14. EARNINGS PER SHARE
The Company calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company's participating securities consist of share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	2012	2011	2010

Numerator:
Net income attributable to Franklin Electric Co., Inc.	$82.9	$63.1	$38.9
Less: Undistributed earnings allocable to participating securities	0.6	—	—
Less: Undistributed earnings allocated to redeemable non-controlling interest	—	0.2	—
	$82.3	$62.9	$38.9
Denominator:
Basic
Weighted average common shares	23.4	23.2	23.2
Diluted
Effect of dilutive securities:
Non-participating employee and director incentive stock options	0.4	0.5	0.3
Adjusted weighted average common shares	23.8	23.7	23.5
Basic earnings per share	$3.52	$2.71	$1.68
Diluted earnings per share	$3.46	$2.65	$1.65
Anti-dilutive stock options	0.1	0.3	0.8

15. SHARE-BASED COMPENSATION

On May 4, 2012, the Franklin Electric Co., Inc. 2012 Stock Plan (the "2012 Stock Plan") was approved by the Company's shareholders. The Board of Directors of the Company had approved the 2012 Stock Plan on February 24, 2012. The 2012 Stock Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and stock unit awards to key employees and non-employee directors. The 2012 Stock Plan authorizes 1,200,000 shares for issuance as follows:

2012 Stock Plan	Authorized Shares
Stock Options	840,000
Stock/Stock Unit Awards	360,000

The Company also maintains the Amended and Restated Franklin Electric Co., Inc. Stock Plan (the “Stock Plan”) which, as amended in 2009, provided for discretionary grants of stock options and stock awards. The Stock Plan authorized 2,200,000 shares for issuance as follows:

Stock Plan	Authorized Shares
Stock Options	1,600,000
Stock Awards	600,000

All options remaining for grant under the Stock Plan were awarded during the first six months of 2012. The Company currently issues new shares from its common stock balance to satisfy option exercises and stock and stock unit awards under the 2012 Stock Plan and the Stock Plan.

The total share-based compensation expense recognized in 2012, 2011, and 2010 was $6.3 million, $4.0 million, and $4.3 million, respectively.

Stock Options:
Under the above plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and the options expire 10 years after the date of the grant.  Options granted to employees vest at 20 or 25 percent a year and become fully vested and exercisable after 5 years or 4 years, respectively.  Subject to the terms of the plans, in general, the aggregate option price and any applicable tax withholdings may be satisfied in cash or its equivalent, by the plan participant’s delivery of shares of the Company’s common stock having a fair market value at the time of exercise equal to the aggregate option price and/or the applicable tax withholdings or, under the Stock Plan, by having shares otherwise subject to the award withheld by the Company or via cash-less exercise through a broker-dealer.

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during 2012, 2011, and 2010, are as follows:

	2012	2011	2010
Risk-free interest rate	1.01%	2.49%	1.61 - 3.20%
Dividend yield	1.12%	1.23%	0.65 - 1.72%
Weighted-average dividend yield	1.12%	1.07%	0.95%
Volatility factor	0.388	0.431	0.355 - 0.398
Weighted-average volatility	0.388	0.432	0.396
Expected term	6.0 years	6.3 years	6.3 years
Forfeiture rate	3.99%	3.59%	2.70%

A summary of the Company’s outstanding stock option activity and related information is as follows:

(Shares in thousands)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of 2010	1,979	$26.84
Granted	157	29.03
Exercised	(271)	18.63
Forfeited	(48)	35.64
Outstanding at beginning of 2011	1,817	$27.95
Granted	113	43.43
Exercised	(346)	24.86
Forfeited	(15)	37.16
Outstanding at beginning of 2012	1,569	$29.66
Granted	125	48.19
Exercised	(579)	26.58
Forfeited	(23)	45.82
Outstanding at end of period	1,092	$33.38	5.50 years	$29,134
Expected to vest after applying forfeiture rate	1,083	$33.30	5.48 years	$28,968
Vested and exercisable at end of period	692	$32.95	4.21 years	$18,747

	2012	2011	2010
Weighted average grant-date fair value of options	$16.38	$17.41	$6.29

(In millions)	2012	2011	2010
Intrinsic value of options exercised	$16.5	$7.3	$3.9
Cash received from the exercise of options	15.4	8.6	5.0
Fair value of shares vested	2.4	2.5	4.2
Tax benefit	6.5	2.1	1.3

There were no share-based liabilities paid during the 2012 and 2011 fiscal years, respectively.

A summary of the Company’s non-vested stock option activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of 2011	714	$23.40
Granted	113	43.43
Vested	(278)	25.38
Forfeited	(2)	24.10
Non-vested at beginning of 2012	547	$26.53
Granted	125	48.19
Vested	(264)	25.34
Forfeited	(7)	45.82
Non-vested at end of period	401	$34.13

As of December 29, 2012, there was $1.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans related to stock options.  That cost is expected to be recognized over a weighted-average period of 2.31 years.

Stock/Stock Unit Awards:
Under the 2012 Stock Plan, non-employee directors and employees may be granted stock awards and stock units, including grants of restricted shares of the Company’s common stock.

Stock awards to non-employee directors are fully vested when made.  Stock/stock unit awards to employees generally cliff vest over 4 years and may be contingent on the attainment of certain performance goals. Dividends are paid to the recipient prior to vesting, except that dividends on performance-based stock awards under the 2012 Stock Plan will be paid only to the extent the performance goals are met.  Stock/stock unit awards granted to retirement eligible employees were immediately expensed in 2012 and 2011.

A summary of the Company’s restricted stock/stock unit award activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of 2011	128	$31.86
Awarded	68	43.40
Vested	(3)	38.45
Forfeited	(21)	46.79
Non-vested at beginning of 2012	172	$34.47
Awarded	104	49.79
Vested	(38)	31.86
Forfeited	(9)	36.95
Non-vested at end of period	229	$41.79

As of December 29, 2012, there was $5.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Stock Plan and Stock Plan related to stock awards.  That cost is expected to be recognized over a weighted-average period of 2.84 years.

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

Financial information by reportable segment is as follows:

(In millions)	2012	2011	2010	2012	2011	2010

	Net sales to external customers			Operating income (loss)
Water Systems	$715.0	$654.1	$583.3	$124.1	$105.3	$84.0
Fueling Systems	176.3	167.0	130.5	36.6	31.3	17.4
Other	—	—	—	(47.7)	(43.2)	(37.4)
Consolidated	$891.3	$821.1	$713.8	$113.0	$93.4	$64.0

	2012	2011		2012	2011	2010
	Total assets			Depreciation
Water Systems	$692.0	$535.3		$16.9	$15.2	$16.2
Fueling Systems	252.0	222.2		1.8	1.8	1.4
Other	32.4	72.0		2.4	2.4	1.9
Consolidated	$976.4	$829.5		$21.1	$19.4	$19.5

	2012	2011	2010	2012	2011	2010
	Amortization			Capital expenditures
Water Systems	$5.7	$4.2	$3.2	$25.2	$13.8	$10.8
Fueling Systems	1.5	1.7	1.4	3.3	1.8	0.1
Other	—	—	—	13.6	5.5	1.9
Consolidated	$7.2	$5.9	$4.6	$42.1	$21.1	$12.8

Cash is the major asset group in “Other” of total assets.

Financial information by geographic region is as follows:

(In millions)	2012	2011	2010	2012	2011
	Net sales			Long-lived assets
United States	$428.5	$371.0	$319.9	$330.0	$257.0
Foreign	462.8	450.1	393.9	215.0	172.0
Consolidated	$891.3	$821.1	$713.8	$545.0	$429.0

No single customer accounted for more than 10 percent of the Company’s consolidated sales and accounts receivable in 2012, 2011, or 2010.

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

In July 2010, the Company entered into a tolling agreement with the South Coast Air Quality Management District (“SCAQMD”) and began discussions with that agency about the circumstances leading to the retrofit in its jurisdiction and the resolution of the agency's concerns.  Those discussions did not result in agreement and in December 2010, SCAQMD filed a civil complaint against the Company in Los Angeles Superior Court.  The complaint alleges violations of California statutes and regulations, similar to the complaint filed by CARB, as well as violation of SCAQMD rules, and seeks penalties of at least $12.5 million.  The SCAQMD complaint does not allege an intentional violation of any statute, rule, or regulation. This case was consolidated with the CARB case in Los Angeles Superior Court.

The Company believes that there is no reasonable basis for the amount of penalties claimed in the SMAQMD and SCAQMD suits.  The Company answered the SMAQMD and SCAQMD complaints, as well as the CARB complaint, denying liability and asserting affirmative defenses. The consolidated CARB/SCAQMD cases were tried to the Court in the latter part of December 2012 through early January 2013. In their respective post-trial briefs, CARB requested a civil penalty award of $15.8 million and SCAQMD requested a civil penalty award of $2.1 million. The SMAQMD case is set for trial beginning May 20, 2013. Penalties awarded in the CARB or any air district proceedings or payments resulting from a settlement of these matters, depending on the amount, could have a material impact on the Company's financial position, results of operations, and net cash flows.

None of these suits have any effect on CARB's certification of the Company's EVR System or any other products of the Company or its subsidiaries, and so do not interfere with continuing sales.  CARB has never decertified the Company's EVR System and does not propose to do so now.

On July 31, 2009, Sta-Rite Industries, LLC and Pentair, Inc. filed an action against the Company in the U.S. District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products and seeking damages in excess of $10.0 million for each claimant.  The Company has denied liability, is defending the case vigorously, and has filed a counterclaim alleging Sta-Rite and Pentair's breach of the same Settlement Agreement.  Both the Company and Sta-Rite/Pentair filed Motions for Summary Judgment. The judge granted the Company's motion and dismissed Sta-Rite/Pentair's claims against it in September 2011. The judge also granted Sta-Rite/Pentair's motion for summary judgment and dismissed the Company's counterclaim. Sta-Rite/Pentair is appealing the dismissal of its claims.  The Company cannot predict the ultimate outcome of this litigation, and any settlement or adjudication of this matter, depending on the amount, could have a material adverse effect on the Company's financial position, results of operations, and net cash flows.

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

Total rent expense charged to operations for operating leases including contingent rentals was $9.5 million, $8.8 million, and $7.9 million for 2012, 2011, and 2010, respectively.

The future minimum rental payments for non-cancelable operating leases as of December 29, 2012, are as follows:

(In millions)	2013	2014	2015	2016	2017
Future minimum rental payments	$7.4	$3.5	$2.3	$1.1	$0.9

Rental commitments subsequent to 2017 are not significant by year, but aggregated are $1.3 million in total.

At December 29, 2012, the Company had $26.3 million of commitments primarily for the purchase of machinery and equipment as well as conditional agreements related to building expansions.

The changes in the carrying amount of the warranty accrual, as recorded in "Accrued expenses" in the Company's consolidated balance sheets for 2012 and 2011, are as follows:

(In millions)	2012	2011
Beginning balance	$9.9	$9.4
Accruals related to product warranties	6.8	8.4
Additions related to acquisitions	0.4	—
Reductions for payments made	(7.4)	(7.9)
Ending balance	$9.7	$9.9

18. RESTRUCTURING
In June 2011, the Company announced Phase IV of the Global Manufacturing Realignment Program. The Company transfered approximately 260,000 annual man hours of manufacturing activity from the Oklahoma City, Oklahoma facility primarily to the Linares, Mexico facility with a small portion of the transfer going to another Oklahoma City based facility. Transfers related to the Oklahoma City facility were substantially complete at the end of the first quarter 2012. The Company also expects to incur miscellaneous expenses associated with realignments and movements of manufacturing and distribution facilities in a variety of international locations, including the relocation to a new manufacturing facility in Joinville, Brazil.

The Company estimated the pretax charge for Phase IV to be between $2.6 million and $5.2 million, of which $1.2 million to $3.5 million is for closing the Oklahoma City manufacturing facility. Charges related to Phase IV began in the second quarter of 2011 and are substantially complete as of fourth quarter 2012, with the exception of asset dispositions, which are expected to be completed during 2013. Phase IV charges include severance, asset write-offs, and equipment relocation. Approximately 50 to 60 percent of these charges will be non-cash.

Costs incurred in the twelve months ended December 29, 2012, included in the “Restructuring expense” line of the Company's consolidated statement of income, are as follows:

(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Equipment relocations	0.1	—	—	0.1
Asset write-off	0.3	—	—	0.3
Asset sale	(0.4)	—	—	(0.4)
Other	0.2	—	—	0.2
Total	$0.2	$—	$—	$0.2

Restructuring expenses of $1.6 million and $5.3 million were incurred in 2011 and 2010, respectively, primarily for the Water Systems realignment.

As of December 29, 2012 and December 31, 2011, there was $0.1 million and $0.1 million, respectively, in restructuring reserves primarily for severance.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly financial information for 2012 and 2011, from continuing operations, is as follows:

(In millions, except per share amounts)
	Net Sales	Gross Profit	Net Income	Net Income Attributable to Franklin Electric Co., Inc.	Basic Earnings Per Share	Diluted Earnings Per Share
2012
1st quarter	$201.9	$66.3	$23.2	$23.0	$0.99	$0.96
2nd quarter	246.7	84.3	25.2	24.8	1.06	1.04
3rd quarter	237.6	82.6	22.0	21.9	0.93	0.91
4th quarter	205.1	68.5	13.3	13.2	0.55	0.55
	$891.3	$301.7	$83.7	$82.9	$3.52	$3.46

2011
1st quarter	$185.4	$60.5	$10.9	$10.7	$0.46	$0.45
2nd quarter	224.1	77.2	22.0	21.7	0.92	0.91
3rd quarter	224.4	73.7	19.3	19.2	0.82	0.80
4th quarter	187.2	60.9	11.5	11.5	0.51	0.50
	$821.1	$272.3	$63.7	$63.1	$2.71	$2.65

Basic and diluted earnings per share amounts are computed independently for each of the quarters presented.  As a result, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share amount.

20. SUBSEQUENT EVENTS

On December 31, 2012, the Company, Allen County, Indiana and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the Agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project).” The aggregate principal amount of the Project Bonds that were issued, authenticated, and are now outstanding thereunder was limited to $25.0 million. The Company then borrowed the proceeds under the Project Bonds through the issuance of Project Notes to finance the cost of acquisition, construction, installation and equipping of the Project. The Project Notes bear interest at 3.6 percent per annum. Interest and principal balance of the Project Notes are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013 and concluding on January 10, 2033.

On December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement (the “Amendment”) to extend the effective date to December 31, 2015 (or if such date is not a Business Day, the Business Day next preceding such date).

On February 22, 2013, the Company's Board of Directors authorized a two-for-one stock split affected in the form of a 100 percent stock distribution. The stock distribution will be issued on March 18, 2013, to Company shareholders of record on March 4, 2013. The Company's common stock will begin trading on a split adjusted basis on March 19, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
February 27, 2013

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management did not include in the scope of this evaluation Flex-ing, Cerus and PPH, which were acquired during 2012 and whose financial statements constitute 17.6 percent of net assets, 15.5 percent of total assets, 5.4 percent of revenues, and 2.1 percent of net income attributable to Franklin Electric Co., Inc. of the consolidated financial statement amounts as of and for the year ended December 29, 2012.  Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 29, 2012.

Our independent registered accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 71.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 29, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Flex-ing Incorporated, Cerus Industrial Corporation and Pioneer Pump Holdings, Inc., which were acquired during 2012 and whose financial statements constitute 17.6 percent of net assets, 15.5 percent of total assets, 5.4 percent of revenues, and 2.1 percent of net income attributable to Franklin Electric Co., Inc. of the consolidated financial statement amounts as of and for the year ended December 29, 2012. Accordingly, our audit did not include the internal control over financial reporting at Flex-ing Incorporated., Cerus Industrial Corporation and Pioneer Pump Holdings, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
February 27, 2013

ITEM 9B. OTHER INFORMATION

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
On February 22, 2013, the Board of Directors of the Company, acting by written consent pursuant to Indiana Code § 23-1-34-2 of the Indiana Business Corporation Law, as amended, approved an amendment to Article III, Section 1 of its Amended and Restated Bylaws (the “Bylaws”) to elect that the classes and terms of office of the Company's Board shall not be governed by Indiana Code § 23-1-33-6(c), a provision of the Indiana Business Corporation Law that would, absent this election by the Board, require all publicly traded companies to maintain a classified board of directors. This amendment to the Bylaws was made effective as of July 29, 2009. The Company also amended the Bylaws to extend the mandatory age retirement of its directors from 70 to 72 years and to extend the director term limit from 12 to 20 years, with each of these additional amendments made effective as of February 22, 2013. A copy of the Amended and Restated Bylaws of the Company is filed with this Annual Report on Form 10-K.
Amended Employment Agreements.
On February 22, 2013, the Board of Directors of the Company approved the amended and restated employment agreements of Messrs. Trumbull, Sengstack and Haines. A copy of each of these amended and restated employment agreements is filed with this Annual Report on Form 10-K. The material modifications to these existing employment agreements, which pertain to the severance benefits that are available under the agreements, include the following:
The executive is no longer entitled to severance benefits if he terminates employment for any reason during the 13th month following a change in control of the Company. As amended, severance benefits will only be paid if during the applicable period the Company terminates the executive's employment without Cause or the executive terminates his employment for Good Reason (each as defined in the agreements).
Prior to the amendment, the agreements provided for a gross-up if an excise tax under Section 280G of the Internal Revenue Code is imposed. This gross-up has been eliminated as a benefit. Instead, each executive can elect to either (i) receive the full amount of severance benefits and be responsible for paying any excise tax that may be imposed or (ii) receive severance benefits that are reduced to the maximum amount that can be paid without triggering the excise tax.
Prior to the amendment, the agreements provided for accelerated vesting of stock options, but did not address other equity, since options were the only equity granted to the executives at the time. The equity vesting provisions of the agreements were revised to cover stock awards and stock unit awards, since the Company now grants these types of equity.
Prior to the amendment, severance benefits ceased earlier than the end of the applicable severance period if the executive attained age 65. Under the amended agreements, the severance benefits are no longer reduced as an executive approaches age 65 and do not end at that age.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and director nominees required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2013, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT," and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4, or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2013, under the heading of “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors, the Audit Committee of the board of directors, and the Company’s code of conduct and ethics required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2013 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2013, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXCERCISES AND STOCK VESTED TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2013, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT" and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2013, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2013, under the heading “PROPOSAL 2: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2012 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this report:	Form 10-K Annual Report (page)
1. Financial Statements - Franklin Electric Co., Inc.
Consolidated Statements of Income for the three years ended December 29, 2012	30
Consolidated Statements of Comprehensive Income for the three years ended December 29, 2012	30
Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011	32
Consolidated Statements of Cash Flows for the three years ended December 29, 2012	34
Consolidated Statements of Equity for the three years ended December 29, 2012	36
Notes to Consolidated Financial Statements	38
2. Financial Statement Schedule - Franklin Electric Co., Inc.
Schedule II - Valuation and Qualifying Accounts	75
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

3. Exhibits
Exhibits are set forth in the attached Exhibit Index.	77
Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
2012
Allowance for doubtful accounts	$3.0	$0.4	$0.2	$—	$3.2
Allowance for deferred taxes	3.6	0.8	—	—	4.4
2011
Allowance for doubtful accounts	$2.3	$0.8	$0.1	$—	$3.0
Allowance for deferred taxes	3.4	0.2	—	—	3.6
2010
Allowance for doubtful accounts	$2.5	$(0.2)	$0.1	$0.1	$2.3
Allowance for deferred taxes	—	3.4	—	—	3.4

(a) Charges for which allowances were created.
(b) Primarily related to acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: February 27, 2013	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2013.

By	/s/ R. Scott Trumbull
R. Scott Trumbull
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Jerome D. Brady
Jerome D. Brady
Director

/s/ David T. Brown
David T. Brown
Director

/s/ David A. Roberts
David A. Roberts
Director

/s/ Thomas R. VerHage
Thomas R. VerHage
Director

/s/ David M. Wathen
David M. Wathen
Director

/s/ Thomas L. Young
Thomas L. Young
Director

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012

Number	Description
3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to the Company's Form 8-K filed on May 3, 2007)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended February 22, 2013 (filed herewith)
10.1	Franklin Electric Co., Inc. Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the fiscal year ended January 3, 2004)*
10.2	Franklin Electric Co., Inc. Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 29, 2005)*
10.3	Franklin Electric Co., Inc. Amended and Restated Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 24, 2009)*
10.4	Franklin Electric Co., Inc. 2012 Stock Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement for the Annual Meeting held on May 4, 2012)*
10.5	Franklin Electric Co., Inc. Non-employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended on April 1, 2006)*
10.6
First Amendment to the Franklin Electric Co., Inc. Nonemployee Directors’ Deferred Compensation Plan dated February 19, 2010 (incorporated by reference to Exhibit 10.5 of the Company's Form 10-K for the fiscal year ended January 1, 2011)*

10.7
Second Amendment to the Franklin Electric Co., Inc. Nonemployee Directors' Deferred Compensation Plan dated May 6, 2011 (incorporated by reference to Exhibit 10.6 of the Company's Form 10-K for the fiscal year ended December 31, 2011)*

10.8	Franklin Electric Co., Inc. Pension Restoration Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed for the fiscal year ended January 3, 2009)*
10.9	First Amendment to the Franklin Electric Co., Inc. Pension Restoration Plan dated December 20, 2012 (filed herewith)*
10.10	Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on September 29, 2012)*
10.11	First Amendment to the Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan dated December 20, 2012 (filed herewith)*
10.12	Employment Agreement between the Company and Scott Trumbull (filed herewith)*
10.13	Employment Agreement between the Company and Gregg C. Sengstack (filed herewith)*
10.14	Employment Agreement between the Company and John J. Haines (filed herewith)*
10.15
Form of Confidentiality and Non-Compete Agreement between the Company and R. Scott Trumbull, Gregg C. Sengstack, Daniel J. Crose, Robert J. Stone, Thomas J. Strupp, Delancey W. Davis and John J. Haines (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.16
Form of Employment Security Agreement between the Company and DeLancey W. Davis, Daniel J. Crose, Robert J. Stone and Thomas J. Strupp (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 17, 2008)*

10.17	Form of Employment Security Agreement between the Company and Steve Aikman (filed herewith)*
10.18	Description of the Executive Officer Annual Incentive Cash Bonus Program (filed herewith)*
10.19	Franklin Electric Co., Inc. Management Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting of Shareholders held April 30, 2010)*
10.20	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 4, 2012)*
10.21	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 4, 2012)*

10.22	Form of Restricted Stock Unit Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed on May 4, 2012)*
10.23	Form of Restricted Stock Unit Agreement for Director Employees (incorporated by reference to the Company’s Form 8-K filed on May 4, 2012)*
10.24	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to the Company's Form 8-K filed on May 4, 2012)*
10.25	Form of Restricted Stock Award Agreement for Director Employees (incorporated by reference to the Company's Form 8-K filed on May 4, 2012)*
10.26	Amendment to Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the fiscal quarter ended June 30, 2012)*
10.27	Amendment to Form of Restricted Stock Award Agreement for Director Employees (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the fiscal quarter ended June 30, 2012)*
10.28	Amendment to Forms of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibits 10.7 and 10.8 of the Company's Form 10-Q for the fiscal quarter ended June 30, 2012)*
10.29
$120,000,000 Amended and Restated Credit Agreement dated December 14, 2006, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 2.04 of the Company’s Form 8-K filed on December 21, 2006)

10.30
Amendment No. 1 to the $120,000,000 Amended and Restated Credit Agreement, dated February 26, 2008, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)

10.31
Amendment No. 2 to the $120,000,000 Amended and Restated Credit Agreement, dated February 26, 2008, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 10.20 of the Company's Form 8-K filed on December 15, 2011)

10.32
Second Amended and Restated Note Purchase and Private Shelf Agreement, dated September 9, 2004, between the Company and the Prudential Insurance Company of America and others (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended October 2, 2004)

10.33
Amendment and PruShelf Renewal and Extension, dated April 9, 2007, between the Company and Prudential Insurance Company of America and others (incorporated by reference to the Company’s Form 8-K filed on May 3, 2007)

10.34
Amendment No. 2 to the Second Amended and Restated Note Purchase and Private Shelf Agreement, dated February 26, 2008, between the Company and the Prudential Insurance Company of America and others (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)

10.35
Amendment No. 3 to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated July 22, 2010, between the Company and Prudential Insurance Company of America and others (incorporated by reference to Company’s Form 10-Q for the quarter ended July, 3, 2010)

10.36
Amendment No. 4 to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated July 22, 2010, between the Company and Prudential Insurance Company of America and others (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 15, 2011)

10.37
Amendment No. 5 to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated July 22, 2010, between the Company and Prudential Insurance Company of America and other (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 2, 2013)

10.38
Bond Purchase and Loan Agreement, dated December 31, 2012, between the Company, Allen County, Indiana, and others (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 2, 2013)

18.1
Franklin Electric Co., Inc. and Subsidiaries Preferability Letter from Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 of the Company's Form 10-Q for the quarter ended April 2, 2011)

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

* Management Contract, Compensatory Plan or Arrangement