Form 10-Q
period 2013-03-30
FRANKLIN ELECTRIC CO INC
filed 2013-05-09
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 30, 2013
$.10 par value	47,416,920 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)	First Quarter Ended
	March 30, 2013	March 31, 2012

Net sales	$222,524	$201,924
Cost of sales	148,583	135,652
Gross profit	73,941	66,272
Selling, general, and administrative expenses	50,065	45,347
Restructuring (income)/expense	710	(73)
Operating income	23,166	20,998
Interest expense	(2,590)	(2,588)
Other income	447	13,534
Foreign exchange income/(expense)	(171)	(298)
Income before income taxes	20,852	31,646
Income taxes	5,237	8,485
Net income	$15,615	$23,161
Less: Net income attributable to noncontrolling interests	(159)	(115)
Net income attributable to Franklin Electric Co., Inc.	$15,456	$23,046
Income per share:
Basic	$0.32	$0.49
Diluted	$0.32	$0.48
Dividends per common share	$0.07	$0.07
Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	First Quarter Ended
	March 30, 2013	March 31, 2012

Net income	$15,615	$23,161
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(5,789)	11,214
Employee benefit plan activity	970	587
Other comprehensive income/(loss)	$(4,819)	$11,801
Income tax related to items of other comprehensive income	(380)	(230)
Other comprehensive income/(loss), net of tax	$(5,199)	$11,571
Comprehensive income	$10,416	$34,732
Comprehensive loss attributable to noncontrolling interest	279	163
Comprehensive income attributable to Franklin Electric Co., Inc	$10,695	$34,895

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 30, 2013	December 29, 2012

ASSETS
Current assets:
Cash and cash equivalents	$74,666	$103,338
Receivables, less allowances of $3,269 and $3,148, respectively	130,884	102,918
Inventories:
Raw material	77,695	72,536
Work-in-process	18,223	18,295
Finished goods	109,440	101,017
	205,358	191,848
Deferred income taxes	11,386	7,912
Other current assets	21,886	22,901
Total current assets	444,180	428,917

Property, plant and equipment, at cost:
Land and buildings	90,276	90,616
Machinery and equipment	206,176	204,408
Furniture and fixtures	26,740	26,887
Other	43,699	33,500
	366,891	355,411
Less: Allowance for depreciation	(185,898)	(183,436)
	180,993	171,975
Deferred income tax	2,658	2,540
Intangible assets, net	155,393	158,117
Goodwill	206,861	208,141
Other assets	6,372	6,689
Total assets	$996,457	$976,379

	March 30, 2013	December 29, 2012

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$63,978	$68,660
Deferred tax liability	1,173	1,173
Accrued expenses	47,987	60,415
Income taxes	713	215
Current maturities of long-term debt and short-term borrowings	15,945	15,176
Total current liabilities	129,796	145,639
Long-term debt	174,854	150,729
Deferred income taxes	41,329	40,136
Employee benefit plans	76,144	78,967
Other long-term liabilities	39,331	38,659

Commitments and contingencies (see Note 16)	—	—

Redeemable noncontrolling interest	4,578	5,263

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (47,412 and 47,132, respectively)	4,741	4,712
Additional capital	179,124	170,890
Retained earnings	405,481	395,950
Accumulated other comprehensive loss	(61,907)	(57,146)
Total shareowners' equity	527,439	514,406
Noncontrolling interest	2,986	2,580
Total equity	530,425	516,986
Total liabilities and equity	$996,457	$976,379

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	First Quarter Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$15,615	$23,161
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,367	6,158
Share-based compensation	2,158	982
Deferred income taxes	(2,623)	5,592
(Gain)/loss on disposals of plant and equipment	(1)	(322)
Gain on equity investment	—	(12,212)
Asset impairment	—	200
Foreign exchange expense	171	298
Excess tax from share-based payment arrangements	(2,063)	(731)
Changes in assets and liabilities, net of acquisitions:
Receivables	(28,686)	(25,395)
Inventory	(17,038)	(18,199)
Accounts payable and accrued expenses	(8,441)	(1,637)
Income taxes	2,459	(3,344)
Employee benefit plans	(1,485)	(693)
Other	1,788	(2,841)
Net cash flows from operating activities	(30,779)	(28,983)
Cash flows from investing activities:
Additions to property, plant, and equipment	(16,515)	(4,170)
Proceeds from sale of property, plant, and equipment	55	1,204
Additions to intangibles	48	—
Cash paid for acquisitions, net of cash acquired	—	(27,862)
Net cash flows from investing activities	(16,412)	(30,828)
Cash flows from financing activities:
Proceeds from issuance of debt	25,101	3,759
Repayment of debt	(85)	(1,739)
Proceeds from issuance of common stock	4,128	2,613
Excess tax from share-based payment arrangements	2,063	731
Purchases of common stock	(2,504)	(30)
Dividends paid	(3,417)	(3,152)
Payment of contingent consideration liability	(5,555)	—
Net cash flows from financing activities	19,731	2,182
Effect of exchange rate changes on cash	(1,212)	3,228
Net change in cash and equivalents	(28,672)	(54,401)
Cash and equivalents at beginning of period	103,338	153,337
Cash and equivalents at end of period	$74,666	$98,936

Cash paid for income taxes	$4,430	$6,245
Cash paid for interest, net of capitalized interest of $235 and $20, respectively	$2,379	$2,330

Non-cash items:
Payable to seller of Pioneer Pump Holdings Inc.	$—	$1,698
Pioneer Pump Holdings, Inc. liability for mandatory share purchase	$—	$22,924
Payable to seller of Impo Motor Pompa Sanayi ve Ticaret A.S.	$—	$420
Additions to property, plant, and equipment, not yet paid	$1,297	$4

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 29, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 30, 2013, and for the first quarters ended March 30, 2013 and March 31, 2012, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the first quarter ended March 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012.

2. ACCOUNTING PRONOUNCEMENTS
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02 Comprehensive Income. This guidance requires companies to disclose additional information about items reclassified out of accumulated other comprehensive income ("AOCI") either on the face of the income statement or as a separate footnote to the financial statements. In addition, changes in AOCI balance by component are to be presented. ASU 2013-02 is effective for both annual and interim periods for fiscal years beginning after December 15, 2012. The Company adopted ASU 2013-02 on a prospective basis, effective December 30, 2012. Refer to Note 14 for disclosures made. As the ASU addressed only disclosure requirements, adoption of ASU 2013-02 did not have a material impact on the Company's financial position, results of operations, or cash flows.

3. STOCK SPLIT
On February 22, 2013, the Company announced that its Board of Directors declared a two-for-one stock split of the Company's common stock in the form of a 100 percent stock distribution. The stock distribution was distributed or paid on March 18, 2013, to stockholders of record as of March 4, 2013. As a result of this action, approximately 23.7 million shares were issued to stockholders of record as of March 4, 2013. The par value of the common stock remains at $0.10 per share and, accordingly, approximately $2.37 million was transferred from retained earnings to common stock. Earnings and dividends declared per share and weighted average shares outstanding are presented in this Form 10-Q after the effect of the 100 percent stock distribution. The two-for-one stock split is reflected in the share and per share amounts in all periods presented in this Form 10-Q.

4. ACQUISITIONS
The fair values of the identifiable intangible assets and property, plant, and equipment for the 2012 Pioneer Pump Holdings, Inc. ("PPH") acquisition were final as of the first quarter ended March 30, 2013. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation. No adjustments were required as a result of the final valuation to the preliminary amounts previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Transaction costs were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations.
There were no transaction costs included in selling, general, and administrative expense in the Company’s condensed consolidated statement of income for the first quarter ended March 30, 2013.

5. REDEEMABLE NONCONTROLLING INTERESTS
On May 2, 2011, the Company completed the acquisition of 80 percent of Impo Motor Pompa Sanayi ve Ticaret A.S. ("Impo"). The 20 percent noncontrolling interest was recorded at fair value as of the acquisition date. The noncontrolling interest holders have the option, which is embedded in the noncontrolling interest, to require the Company to redeem their ownership interests after May 2, 2014, three years after the original agreement was signed. The combination of a noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest.

The noncontrolling interest in Impo is redeemable at other than fair value as the redemption value is determined based on a specified formula.  The noncontrolling interest becomes redeemable after the passage of time and, therefore, the Company records the carrying amount of the noncontrolling interest at the greater of (1) the initial carrying amount, increased or decreased for each noncontrolling interest's share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.  As of March 30, 2013, the Impo redeemable noncontrolling interest was recorded at the carrying amount.

According to FASB ASC Topic 810, Consolidation and Emerging Issues Task Force ("EITF") Topic No. D-98, Classification and Measurement of Redeemable Securities, for redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of fair value.  No adjustments were necessary for the first quarters ended March 30, 2013 or March 31, 2012.

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

As of March 30, 2013, and December 29, 2012, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below. The "Recognized Loss" amounts in the table are accumulated totals since inception.

(In millions)	March 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$12.8	$12.8	$—	$—	$—
Impo contingent consideration	—	—	—	—	—

	December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$13.8	$13.8	$—	$—	$—
Impo contingent consideration	5.6	—	—	5.6	0.8

The Company's Level 1 assets consist of cash equivalents which are generally comprised of domestic money market funds invested in high quality, short-term liquid assets, and foreign bank guaranteed certificates of deposit.

The Company has no assets or liabilities classified as Level 2.

During the second quarter of 2011, the Company recorded $5.5 million (TL 8.5 million) of contingent consideration related to the second quarter 2011 acquisition of Impo. The fair value of this Level 3 liability was $5.6 million (TL 10.0 million) as of December 29, 2012, based on Impo achieving specified financial targets. The contingent consideration of $5.6 million (TL 10.0 million) was paid out during the first quarter of 2013.

7. OTHER ASSETS
In 2005, the Company acquired a 35.0 percent equity interest in Pioneer Pump, Inc. ("PPI"), which was accounted for using the equity method. During the first quarter of 2012, the shareholders of PPI and Pioneer Pump, Ltd. ("PPL") contributed shares to form a new holding company, PPH, in exchange for equivalent value and control in PPH. As a result of this contribution, the Company's equity interest decreased to 31.0 percent of PPH. On March 7, 2012, the Company acquired a controlling interest in PPH, resulting in the consolidation of PPH in the Company's financial statements. Accordingly, the original equity interest in PPH was remeasured to its fair value of $23.9 million as of March 7, 2012. The carrying amount of the equity investment prior to the acquisition of the controlling interest was $11.7 million as of March 6, 2012.  As a result, the Company recognized a one-time gain of $12.2 million in the "Other income" line of the Company's condensed consolidated statement of income for the first quarter ended March 31, 2012. Prior to the acquisition, the Company’s proportionate share of Pioneer Pump, Inc. earnings, included in the “Other income” line of the Company’s condensed consolidated statements of income, was $0.4 million for the first quarter ended March 31, 2012. The additional purchase was made in 2012, bringing total ownership to 70.5 percent.

During the second quarter of 2011, the Company entered into a loan agreement with the parent of a customer.  The current maturity is included in "Receivables" and the long-term portion is included in "Other assets" on the Company's consolidated balance sheet. The agreement provides for interest on the loan at a variable market interest rate with the customer to repay the loan plus interest in semi-annual installments throughout the 7-year term.  The Company has a long-term relationship with the customer and considers the loan fully collectible.

8. INTANGIBLE ASSETS AND GOODWILL
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	March 30, 2013		December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.8	$(5.7)	$7.8	$(5.7)
Supply agreements	4.4	(4.4)	4.4	(4.4)
Technology	7.5	(3.4)	7.5	(3.2)
Customer relationships	125.3	(24.8)	125.9	(23.1)
Software	1.7	(0.1)	1.7	(0.1)
Other	1.2	(1.2)	1.2	(1.2)
Total	$147.9	$(39.6)	$148.5	$(37.7)
Unamortized intangibles:
Trade names	47.1	—	47.3	—
Total intangibles	$195.0	$(39.6)	$195.8	$(37.7)

Amortization expense related to intangible assets for the first quarters ended March 30, 2013 and March 31, 2012, was $2.0 million and $1.5 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2013	2014	2015	2016	2017
	$8.4	$8.4	$8.4	$8.3	$8.0

The change in the carrying amount of goodwill by reporting segment for the first quarter ended March 30, 2013, is as follows:

(In millions)	Water Systems	Fueling Systems	Consolidated
Balance as of December 29, 2012	$144.9	$63.2	$208.1
Acquisitions	—	—	—
Adjustments to prior year acquisitions	—	—	—
Foreign currency translation	(0.9)	(0.3)	(1.2)
Balance as of March 30, 2013	$144.0	$62.9	$206.9

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of March 30, 2013, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 29 measurement date for these plans.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the first quarters ended March 30, 2013 and March 31, 2012, respectively:

(In millions)	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Service cost	$0.4	$0.4	$—	$—
Interest cost	1.9	2.1	0.1	0.1
Expected return on assets	(2.5)	(2.6)	—	—
Prior service cost	—	—	0.1	0.1
Loss	0.9	0.5	0.1	—
Total net periodic benefit cost	$0.7	$0.4	$0.3	$0.2

In the first quarter ended March 30, 2013, the Company made contributions to the funded plans of $1.6 million. The amount of contributions to be made to the plans during the calendar year 2013 will be finalized by September 15, 2013 based upon the desired level of funding as of the December 29, 2012 year-end valuation.

10. INCOME TAXES
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

11. DEBT
Debt consisted of the following:

(In millions)	March 30, 2013	December 29, 2012
Prudential Agreement - 5.79 percent	$150.0	$150.0
Tax increment financing debt	25.0	—
Capital leases	0.9	1.0
Foreign subsidiary debt	14.9	14.9
	190.8	165.9
Less current maturities	(15.9)	(15.2)
Long-term debt	$174.9	$150.7

On December 31, 2012, the Company, Allen County, Indiana and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic

Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project).” The aggregate principal amount of the Project Bonds that were issued, authenticated, and are now outstanding thereunder was limited to $25.0 million. The Company then borrowed the proceeds under the Project Bonds through the issuance of Project Notes to finance the cost of acquisition, construction, installation and equipping of the new Global Corporate Headquarters and Engineering Center of Excellence. These Project Notes (tax increment financing debt) bear interest at 3.6 percent per annum. Interest and principal balance of the Project Notes are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10, 2033. The use of the proceeds from the Project Notes is limited to assist the financing of the new Global Corporate Headquarters and Engineering Center of Excellence.

The tax increment financing debt contains customary affirmative and negative covenants. The affirmative covenants include financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans or advances, investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio and a minimum interest coverage ratio. Cross default is applicable with tax increment financing debt, but only if the Company is defaulting on an obligation exceeding $10.0 million.

Also, on December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to extend the effective date to December 31, 2015.

Foreign subsidiary debt denoted in the table above is predominately comprised of debt at Impo.

The total estimated fair value of debt was $210.6 million and $179.8 million at March 30, 2013 and December 29, 2012, respectively. The fair value assumed floating rate debt was valued at par. In the absence of quoted prices in active markets considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its long-term debt the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as a Level 2 within the valuations hierarchy.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$189.9	$15.7	$0.9	$30.9	$31.0	$31.0	$80.4
Capital leases	0.9	0.2	0.2	0.2	0.2	0.1	—
	$190.8	$15.9	$1.1	$31.1	$31.2	$31.1	$80.4

12. EARNINGS PER SHARE
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

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	First Quarter Ended
	March 30, 2013	March 31, 2012

Numerator:
Net income attributable to Franklin Electric Co., Inc.	$15.5	$23.0
Less: Undistributed earnings allocable to participating securities	0.2	—
	$15.3	$23.0
Denominator:
Basic
Weighted average common shares	47.3	46.8
Diluted
Effect of dilutive securities:
Non-participating employee and director incentive stock options and performance awards	0.7	1.0
Adjusted weighted average common shares	48.0	47.8
Basic earnings per share	$0.32	$0.49
Diluted earnings per share	$0.32	$0.48
Anti-dilutive stock options	—	—

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

13. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the three months ended March 30, 2013:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 29, 2012	$4,712	$170,890	$395,950	$(56,936)	$(210)	$2,580	$516,986	$5,263
Net income			15,456			209	15,665	(50)
Dividends on common stock			(3,417)				(3,417)
Common stock issued	31	4,106	(9)				4,128
Common stock repurchased or received for stock options exercised	(7)		(2,499)				(2,506)
Share-based compensation	5	2,153					2,158
Tax benefit of stock options exercised		1,975					1,975
Currency translation adjustment					(5,351)	197	(5,154)	(635)
Pension liability, net of taxes				590			590
Balance as of March 30, 2013	$4,741	$179,124	$405,481	$(56,346)	$(5,561)	$2,986	$530,425	$4,578

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 30, 2013 and March 31, 2012 are summarized below:

(In millions)
For the Three Months Ended March 30, 2013:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Total
Balance, December 29, 2012	$(0.2)	$(56.9)		$(57.1)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(5.8)	—		(5.8)
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(5.8)	—		(5.8)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	1.0	(1)	1.0
Income tax expense	—	(0.4)		(0.4)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	0.6		0.6
Net current period other comprehensive income/(loss), net of income taxes	(5.8)	0.6		(5.2)
Comprehensive loss attributable to noncontrolling interest	0.4	—		0.4
Balance, March 30, 2013	$(5.6)	$(56.3)		$(61.9)

For the Three Months Ended March 31, 2012:
Balance, December 31, 2011	$(2.1)	$(47.2)		$(49.3)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	11.2	—		11.2
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	11.2	—		11.2
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	0.6	(1)	0.6
Income tax expense	—	(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	0.4		0.4
Net current period other comprehensive income/(loss), net of income taxes	11.2	0.4		11.6
Comprehensive loss attributable to noncontrolling interest	0.3	—		0.3
Balance, March 31, 2012	$9.4	$(46.8)		$(37.4)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 9 for additional details) and is included in the "Selling, general, and administrative expenses" line of the condensed consolidated statements of income.

15. SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

	First Quarter Ended		First Quarter Ended
(In millions)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	Net sales to external customers		Operating income (loss)
Water Systems	$176.4	$165.0	$28.7	$26.8
Fueling Systems	46.1	36.9	6.2	5.6
Other	—	—	(11.7)	(11.4)
Consolidated	$222.5	$201.9	$23.2	$21.0

	March 30, 2013	December 29, 2012
	Total assets
Water Systems	$713.0	$692.0
Fueling Systems	258.1	252.0
Other	25.4	32.4
Consolidated	$996.5	$976.4

Cash is the major asset group in “Other” of total assets.

16. CONTINGENCIES AND COMMITMENTS
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

On April 1, 2013, the U.S. court of Appeals for the Sixth Circuit affirmed judgment as a matter of law for the Company, dismissing claims brought in July 2009, by Sta-Rite Industries, LLC and Pentair, Inc. Those claims originally were brought against the Company in the U.S. District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products, and sought damages in excess of $10.0 million for each claimant. The Company denied liability, defended the case vigorously, and filed a counterclaim alleging Sta-rite and Pentair's breach of the same Settlement Agreement. Both the Company and Sta-Rite/Pentair filed Motions for Summary Judgment in February 2011. The district judge granted the Company's motion and dismissed Sta-Rite/Pentair's claims against it in September 2011. The judge also granted Sta-Rite/Pentair's motion for Summary Judgment and dismissed the Company's counterclaim. Sta-rite/Pentair appealed the dismissal of its claims. The April 1, 2013 affirmance by the Court of Appeals terminates the appeal and the litigation, unless Sta-Rite/Pentair petition for appeal to the U.S. Supreme Court.

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

At March 30, 2013, the Company had $24.7 million of commitments primarily for the purchase of machinery and equipment as well as conditional agreements related to building expansions.

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

The changes in the carrying amount of the warranty accrual, as recorded in "Accrued expenses" in the Company's condensed consolidated balance sheet for the three months ended March 30, 2013, are as follows:

(In millions)
Beginning balance	$9.7
Accruals related to product warranties	1.8
Additions related to acquisitions	—
Reductions for payments made	(2.0)
Ending balance	$9.5

17. SHARE-BASED COMPENSATION

The Franklin Electric Co., Inc. 2012 Stock Plan (the "2012 Stock Plan") is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, stock unit awards and performance awards to key employees and non-employee directors. Shares and per share data below have been adjusted for all periods presented to reflect the two-for-one stock split effective March 18, 2013.

The 2012 Stock Plan authorizes 2,400,000 shares for issuance as follows:

2012 Stock Plan	Authorized Shares
Stock Options	1,680,000
Stock/Stock Unit Awards	720,000

The Company also maintains the Amended and Restated Franklin Electric Co., Inc. Stock Plan (the “Stock Plan”) which, as amended in 2009, provided for discretionary grants of stock options and stock awards. The Stock Plan authorized 4,400,000 shares for issuance as follows:

Stock Plan	Authorized Shares
Stock Options	3,200,000
Stock Awards	1,200,000

All options in the Stock Plan have been awarded. The Company currently issues new shares from its common stock balance to satisfy option exercises and stock and stock unit awards under the Stock Plan. The Company currently issues options, restricted stock/stock unit and performance awards under the 2012 Stock Plan.

Stock Options:
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first quarter ended March 30, 2013, are as follows:

March 30, 2013
Risk-free interest rate	1.03%
Dividend yield	0.89%
Volatility factor	0.394
Expected term	6.0 years
Forfeiture rate	4.52%

There were 176,168 stock options granted during the first quarter ended March 30, 2013. There were no stock options granted during the first quarter ended March 31, 2012.

A summary of the Company’s outstanding stock option activity and related information for the first quarters ended March 30, 2013 and March 31, 2012 is as follows:

(Shares in thousands)	March 30, 2013		March 31, 2012
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	2,184	$16.69	3,138	$14.83
Granted	176	32.53	—	—
Exercised	(307)	13.43	(194)	13.46
Forfeited	—	—	(32)	24.44
Outstanding at end of period	2,053	$18.54	2,912	$14.94
Expected to vest after applying forfeiture rate	2,022	$18.39	2,892	$14.95
Vested and exercisable at end of period	1,457	$15.82	2,356	$15.18

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the first quarter ended March 30, 2013 is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding end of period	5.94 years	$30,874
Expected to vest after applying forfeiture rate	5.89 years	$30,691
Vested and exercisable end of period	4.72 years	$25,861

The total intrinsic value of options exercised during the first quarter ended March 30, 2013 and March 31, 2012, was $4.8 million and $2.3 million, respectively.

As of March 30, 2013, there was $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Stock Plan and the Stock Plan related to stock options.  That cost is expected to be recognized over a weighted-average period of 2.74 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the first quarters ended March 30, 2013 and March 31, 2012 is as follows:

(Shares in thousands)	March 30, 2013		March 31, 2012
Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of period	458	$20.90	344	$17.24
Awarded	141	32.53	8	26.76
Vested	(35)	17.21	(4)	16.10
Forfeited	(1)	18.89	(6)	18.35
Non-vested at end of period	563	$24.04	342	$17.46

As of March 30, 2013, there was $8.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Stock Plan and Stock Plan related to stock awards.  That cost is expected to be recognized over a weighted-average period of 3.14 years.

18. RESTRUCTURING
Restructuring expenses for the first quarter of 2013 were approximately $0.7 million, and related to severance.

Costs incurred in the first quarter ended March 30, 2013, included in the “Restructuring expense” line of the Company's condensed consolidated statement of income, are as follows:

(In millions)	First Quarter Ended
	March 30, 2013
	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.5	$0.2	$—	$0.7

Restructuring expense of $(0.1) million was incurred in the first quarter ended March 31, 2012, which resulted from a gain on the sale of land the Company had previously held for development, but that was subsequently sold in the first quarter of 2012.

As of March 30, 2013, there was $0.6 million in restructuring reserves primarily for severance. As of March 31, 2012, there were no restructuring reserves.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Q1 2013 vs. Q1 2012

OVERVIEW

Sales and earnings after non-GAAP adjustments in the first quarter of 2013 were up from last year.  The sales increase was related to the Company's acquisitions, as well as sales volume increases which were partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $73.9 million for the first quarter of 2013, an increase of $7.6 million or about 11 percent from the prior year's first quarter. The gross profit as a percent of net sales increased 40 basis points to 33.2 percent in 2013 from 32.8 percent in first quarter of 2012. The gross profit margin increase was primarily due to lower raw material, direct labor and variable costs, partially offset by higher fixed costs. The Company completed a 2-for-1 stock split on March 18, 2013, and all EPS amounts are presented on a post-split basis.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first quarter of 2013 were $222.5 million, an increase of $20.6 million or about 10 percent compared to 2012 first quarter sales of $201.9 million.  The incremental impact of sales from acquired businesses was $12.8 million or about 6 percent.  Sales revenue decreased by $4.6 million or about 2 percent in the first quarter of 2013 due to foreign currency translation. The sales change in the first quarter of 2013, excluding acquisitions and foreign currency translation, was an increase of $12.4 million or about 6 percent.

(In millions)	Q1 2013	Q1 2012	Q1 2013 v Q1 2012
	Net Sales
Water Systems	$176.4	$165.0	$11.4
Fueling Systems	46.1	36.9	9.2
Consolidated	$222.5	$201.9	$20.6

Net Sales-Water Systems
Water Systems revenues were $176.4 million in the first quarter 2013, an increase of $11.4 million or about 7 percent versus the first quarter 2012 sales of $165.0 million. Sales from businesses acquired since the first quarter of 2012 were $9.9 million or 6 percent. Water Systems sales were reduced by $4.5 million or about 3 percent in the quarter due to foreign currency translation. Water Systems sales growth, excluding acquisitions and foreign currency translation, was about 4 percent.

Water Systems sales in the U.S. and Canada represent about 38 percent of the Company's consolidated sales and grew by about 12 percent during the quarter. Excluding acquisitions and the impact of foreign currency translation, U.S. and Canada sales growth was flat compared to the first quarter 2012, as sales of groundwater and wastewater pumps to the U.S. residential water market increased by about 5 percent and sales to the irrigation and industrial market increased by about 12 percent; but these gains were partially offset by lower sales of mobile pumps used in the oil and gas market.

Water Systems sales in Latin America were about 14 percent of consolidated sales for the quarter and were up about 1 percent compared to the first quarter of the prior year. Latin American sales were reduced by about 8 percent in the quarter due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, Latin American sales were up about 9 percent compared to the first quarter 2012. The sales growth in Latin America was driven in large part by strong sales in Brazil, partially offset by lower sales in Argentina.

Water Systems sales in Europe were about 8 percent of consolidated sales and grew by about 6 percent compared to the first quarter 2012. Excluding acquisitions and the impact of foreign currency translation, European sales increased about 2 percent compared to the first quarter 2012. The Company's European management team has increased sales and improved margins in spite of the slow economy and unusually cold and wet weather conditions during this winter and early spring.

Water Systems sales in the Middle East and Africa were about 11 percent of consolidated sales and declined by about 1 percent compared to the first quarter 2012. The decline was attributable to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, sales were up about 6 percent compared to the first quarter 2012. Sales in the Gulf region and Turkey grew by about 10 percent during the first quarter on strong demand for water well equipment. Impo, the Turkish pump and motor company that the Company acquired in 2011, continues to perform well and provide additional opportunities for the Company in the region.

Water Systems sales in the Asia Pacific region were 8 percent of consolidated sales and increased by about 8 percent compared to the first quarter prior year. Excluding acquisitions and the impact of foreign currency translation, Asia Pacific sales were up about 7 percent compared to the first quarter 2012. Sales in Southeast Asia grew by 27 percent compared to the first quarter prior year, as the Company continues to benefit from the improved customer service levels attributable to a new distribution center in Singapore. Sales in Australia grew by 20 percent, aided in part by the launch of the new solar powered water well pumping system. Sales in Taiwan declined versus prior year due to the timing of distributor replenishment orders.

Net Sales-Fueling Systems
Fueling Systems sales were $46.1 million in the first quarter 2013, an increase of $9.2 million or about 25 percent versus the first quarter 2012 sales of $36.9 million. Sales from businesses acquired since the first quarter of 2012 were $2.9 million or about 8 percent. Fueling Systems sales were reduced by $0.1 million or less than 1 percent in the quarter due to foreign currency translation. Fueling Systems sales growth, excluding acquisitions and foreign currency translation, was about 17 percent.

The first quarter Fueling Systems sales growth was led by sales increases in developing regions, specifically India, which grew by 72 percent compared to the prior year, where filling station owners are continuing to convert from suction pumping systems to the Franklin pressure pumping system in order to transfer gasoline from underground tanks to the dispensers. While about 95 percent of the 175,000 filling stations in the U.S. have already made this conversion, the Company estimates that only about 20 percent of the 300,000 stations in the developing world have converted, so the Company anticipates that sales will continue to benefit from this conversion in the developing regions for the foreseeable future. This is particularly encouraging because when a station owner converts to the Franklin pressure pumping system, it provides the opportunity for selling Franklin piping, containment and leak detection products as well because these products are specifically designed to enhance the overall performance of a pressure pumping system.

Cost of Sales
Cost of sales as a percent of net sales for the first quarter of 2013 and 2012 was 66.8 percent and 67.2 percent, respectively. Correspondingly, the gross profit margin increased to 33.2 percent from 32.8 percent, a 40 basis point improvement. The Company's consolidated gross profit was $73.9 million for the first quarter of 2013, an increase of $7.6 million, or about 11 percent, from the first quarter of 2012 gross profit of $66.3 million. The gross profit margin increase was primarily due to lower raw material, direct labor and variable costs, partially offset by higher fixed costs.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $50.1 million in the first quarter of 2013 compared to $45.3 million from the first quarter of prior year, an increase of $4.8 million or about 10 percent. In the first quarter 2013, increases in SG&A attributable to acquisitions were $3.2 million. Additional increases in SG&A costs during the first quarter of 2013 resulted from increased costs for marketing and selling-related expenses of $1.2 million. These costs increased to support the integration of the Cerus product line, the launch of the Company's pump rental initiative, the commercialization of the Company's new artificial lift product offering and opening new product distribution centers.

Restructuring Expenses
Restructuring expenses for the first quarter of 2013 were $0.7 million and reduced diluted earnings per share by approximately $0.01. Restructuring expenses were primarily severance expenses, as well as Flex-ing acquisition integration activities, and other miscellaneous manufacturing realignment activities. Restructuring expenses last year were $(0.1) million and had no impact on diluted earnings per share. Restructuring expenses in the first quarter of 2012 resulted from a gain on the sale of land the Company had previously held for development, but that was subsequently sold in the first quarter of 2012.

Operating Income
Operating income was $23.2 million in the first quarter of 2013, up $2.2 million or about 10 percent from $21.0 million in the first quarter of 2012.

(In millions)	Q1 2013	Q1 2012	Q1 2013 v Q1 2012
	Operating income (loss)
Water Systems	$28.7	$26.8	$1.9
Fueling Systems	6.2	5.6	0.6
Other	(11.7)	(11.4)	(0.3)
Consolidated	$23.2	$21.0	$2.2

There were specific items in the first quarter of 2013 and 2012 that impacted operating income that were not operational in nature.  In the first quarter of 2013 there were two such items: $0.7 million of restructuring charges and $0.4 million for certain legal matters. In the first quarter of 2012, there were two items related to the Pioneer transaction considered non-operational. The first is approximately $0.2 million in costs to complete the transaction and the second is approximately $0.2 million in the amortization of increased inventory value as required by GAAP. The first quarter of 2012 included a gain of $0.1 million in restructuring charges.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the First Quarter 2013
	Water	Fueling	Other	Consolidated
Reported Operating Income	$28.7	$6.2	$(11.7)	$23.2
% Operating Income To Net Sales	16.3%	13.4%		10.4%

Non-GAAP Adjustments:
Restructuring	$0.5	$0.2	$—	$0.7
Legal matters	$—	$0.4	$—	$0.4
Acquisition related items	$—	$—	$—	$—
Operating Income after Non-GAAP Adjustments	$29.2	$6.8	$(11.7)	$24.3
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	16.6%	14.8%		10.9%

	For the First Quarter 2012
	Water	Fueling	Other	Consolidated
Reported Operating Income	$26.8	$5.6	$(11.4)	$21.0
% Operating Income To Net Sales	16.2%	15.2%		10.4%

Non-GAAP Adjustments:
Restructuring	$(0.1)	$—	$—	$(0.1)
Legal matters	$—	$—	$—	$—
Acquisition related items	$0.4	$—	$—	$0.4
Operating Income after Non-GAAP Adjustments	$27.1	$5.6	$(11.4)	$21.3
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	16.4%	15.2%		10.5%

Operating Income-Water Systems

Water Systems operating income, after non-GAAP adjustments, was $29.2 million in the first quarter 2013, an increase of 8 percent versus the first quarter 2012. The first quarter operating income margin after non-GAAP adjustments was 16.6 percent an increase of 20 basis points compared to the first quarter of 2012. This margin increase was primarily the result of lower raw material, direct labor and variable costs, partially offset by higher Research and Development and other new product introduction sales and marketing costs.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $6.8 million in the first quarter of 2013 compared to $5.6 million after non-GAAP adjustments in the first quarter of 2012, an increase of 21 percent. The first quarter operating income margin after non-GAAP adjustments was 14.8 percent and decreased by 40 basis points compared to the 15.2 percent of net sales in the first quarter of 2012. Operating income margin after non-GAAP adjustments declined in Fueling Systems primarily due to product sales mix during the quarter.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher primarily due to stock based compensation expenses.

Interest Expense
Interest expense for both the first quarter of 2013 and 2012 was $2.6 million.

Other Income or Expense
Other income or expense was income of $0.4 million in the first quarter of 2013 and income of $13.5 million in the first quarter of 2012.  Included in other income in the first quarter of 2013 was interest income of $0.4 million, primarily derived from the investment of cash balances in short-term securities. Included in other income in the first quarter of 2012 was a one-time gain on the Pioneer transaction worth $12.2 million. The gain on the original investment the Company had held in Pioneer arises as a the result of a new enterprise valuation of the Pioneer entity that is then compared to the book value of the equity investment Franklin Electric had previously made in Pioneer. Also included in other income for the first quarter of 2012 was income from equity investments of $0.6 million and interest income of $0.8 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first quarter of 2013 of $0.2 million, primarily due to the South African rand.  Foreign currency-based transactions produced a loss in the first quarter of 2012 of $0.3 million; the loss was primarily due to rate changes in several European currencies, primarily the Czech koruna and euro, relative to the U.S. dollar, partially offset by gains from the Mexican peso.

Income Taxes
The provision for income taxes in the first quarter of 2013 and 2012 was $5.2 million and $8.5 million, respectively. The effective tax rate for the first quarter of 2013 was about 25 percent and, before the impact of discrete events, was 28 percent, which the Company believes is also a reasonable estimate for full year 2013. The projected tax rate is consistent with the 2012 tax rate and lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the first quarter of 2013 was $15.6 million compared to the prior year first quarter net income of $23.2 million.  Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2013 was $15.5 million, or $0.32 per diluted share, compared to the prior year first quarter net income attributable to Franklin Electric Co., Inc. of $23.0 million or $0.48 per diluted share. Earnings after non-GAAP adjustments for the first quarter of 2013 were $15.9 million, or $0.33 per diluted share, compared to the prior year first quarter earnings after non-GAAP adjustments of $14.3 million or $0.30 per diluted share.

There were specific items in the first quarter of 2013 and 2012 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the First Quarter
(in millions)	2013	2012	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$15.5	$23.0	(33)%
Allocated Undistributed Earnings	$(0.2)	$—
Adjusted Earnings for EPS Calculation	$15.3	$23.0

Non-GAAP adjustments (before tax):
Restructuring	$0.7	$(0.1)
Legal matters	$0.4	$—
Acquisition related items	$—	$0.4
Gain on Pioneer Investment	$—	$(12.2)

Non-GAAP adjustments, net of tax:
Restructuring	$0.4	$(0.1)
Legal matters	$0.2	$—
Acquisition related items	$—	$0.3
Gain on Pioneer Investment	$—	$(8.9)
Earnings after Non-GAAP Adjustments	$15.9	$14.3	11%

Earnings Per Share Before and After Non-GAAP Adjustments	For the First Quarter
(in millions except Earnings Per Share)	2013	2012	Change
Average Fully Diluted Shares Outstanding	48.0	47.8	—%
Fully Diluted Earnings Per Share ("EPS") Reported	$0.32	$0.48	(33)%
Restructuring Per Share, net of tax	$0.01	$—
Legal matters Per Share, net of tax	$—	$—
Acquisition related items Per Share, net of tax	$—	$0.01
Gain on Pioneer Investment Per Share, net of tax	$—	$(0.19)

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.33	$0.30	10%

CAPITAL RESOURCES AND LIQUIDITY
The Company's primary sources of liquidity are cash on hand, cash flows from operations and long-term debt funds available.
On December 31, 2012, the Company, Allen County, Indiana and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project).” The aggregate principal amount of the Project Bonds that were issued, authenticated, and are now outstanding thereunder was limited to $25.0 million. The Company then borrowed the proceeds under the Project Bonds through the issuance of Project Notes to finance the cost of acquisition, construction, installation and equipping of the new Global Corporate Headquarters and Engineering Center of Excellence. The Project Notes (tax increment financing debt) bear interest at 3.6 percent per annum. Interest and principal balance of the Project Notes are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10, 2033. The use of the proceeds from the Project Notes is limited to assist the financing of the new Global Corporate Headquarters and Engineering Center of Excellence.
The Agreement contains customary affirmative and negative covenants. The affirmative covenants include financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The affirmative covenants also include financial covenants with a maximum leverage ratio of 3.50 to 1.00 and an interest coverage ratio equal to or greater than 3.00 to 1.00. The negative covenants include limitations on loans or advances, investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets, and a cross-default provision.

The Company also has an amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with $150.0 million of notes issued thereunder beginning to mature in 2015. The Company has no scheduled principal payments under the Prudential Agreement until 2015 at which time it amortizes for 5 years at an amount of $30.0 million per year. As of March 30, 2013, the Company had $50.0 million borrowing capacity under the Prudential Agreement.
In addition, the Company has a committed, unsecured, revolving credit agreement maturing on December 14, 2016 (the “Agreement”) in the amount of $150.0 million. As of March 30, 2013, the Company had $145.4 million borrowing capacity under the Agreement as $4.6 million in letters of credit were outstanding and undrawn.
The Agreement, the Prudential Agreement, and the tax increment financing debt contain customary affirmative and negative covenants. The affirmative covenants include financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans or advances, investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Agreement, the Prudential Agreement, and the tax increment financing debt, but only if the Company is defaulting on an obligation exceeding $10.0 million. As of March 30, 2013, the Company was in compliance with all covenants. Volatility in the financial and credit markets due to global financial events within the past 5 years has generally not adversely impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

The Company is constructing a new Global Corporate Headquarters and Engineering Center of Excellence on property it acquired in the Fort Wayne, Indiana metropolitan area.  The approximately 110,000 square foot building is expected to be completed by mid-2013.  Estimates for the land acquisition and improvement and building construction costs, without giving effect to any economic development incentives, are in the range of approximately $36.0 to $38.0 million.
At March 30, 2013, the Company had $74.7 million of cash on hand at various locations worldwide. Approximately 15% of the cash on hand was in the U.S. and readily accessible. Another approximately 35% was in Germany, Italy, and the Czech Republic combined, and then another 30% was in Mexico and Brazil combined. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Cash investments worldwide are invested according to a written policy and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority. Also, historically the Company has generally sourced inputs and sold outputs both in the local currency of operations on a country by country basis, thereby insulating local cash balances from currency volatility.
Net use of cash from operating activities was $30.8 million for the first quarter ended March 30, 2013, compared to $29.0 million for the first quarter ended March 31, 2012. The first quarter of 2012 contained the one time effect of a non-cash gain on PPH of $12.2 million that was recorded in net income.
Net cash used in investing activities was $16.4 million for the first quarter ended March 30, 2013, compared to $30.8 million for the first quarter ended March 31, 2012. The primary decrease in cash used in investing activities is due to no acquisition related activity during the current period compared to $27.9 million of cash paid for the acquisition of PPH during the first quarter of 2012. Additions to property, plant and equipment were significantly higher in first quarter 2013 compared to first quarter 2012 due to the Global Corporate Headquarters and Engineering Center of Excellence project and the new manufacturing facility in Brazil. In evaluating potential future acquisitions that impact cash from investing, the Company reviews opportunities with an emphasis on increasing global distribution and also with an emphasis on adding complementary product lines that can be effectively marketed through existing global distribution.

Net cash provided by financing activities was $19.7 million for the first quarter ended March 30, 2013, compared to $2.2 million for the first quarter ended March 31, 2012. The primary increase in cash provided by financing activities in first quarter 2013 is attributed to the new borrowings received by the Company in the sum of $25.0 million on December 31, 2012. In addition, the Company paid out contingent consideration in the current period of $5.6 million related to Impo.
FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”  While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012, and in Exhibit 99.1 thereto.  Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company's exposure to market risk during the first quarter ended March 30, 2013. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

On April 1, 2013, the U.S. Court of Appeals for the Sixth Circuit affirmed judgment as a matter of law for the Company, dismissing  claims brought in July 31, 2009, by Sta-Rite Industries, LLC and Pentair, Inc.   Those claims originally were brought against the Company in the U.S. District Court for the Northern District of Ohio, alleging breach of the parties' 2004 Settlement Agreement and tortious interference with contract based on the Company's pricing of submersible electric products, and sought damages in excess of $10.0 million for each claimant.  The Company denied liability, defended the case vigorously, and filed a counterclaim alleging Sta-Rite and Pentair's breach of the same Settlement Agreement.  Both the Company and Sta-Rite/Pentair filed Motions for Summary Judgment in February 2011. The district judge granted the Company's motion and dismissed Sta-Rite/Pentair's claims against it in September 2011. The judge also granted Sta-Rite/Pentair's motion for summary judgment and dismissed the Company's counterclaim. Sta-Rite/Pentair appealed the dismissal of its claims.  The April 1, 2013 affirmance by the Court of Appeals terminates the appeal and the litigation, unless Sta-Rite/Pentair petition for appeal to the U.S. Supreme Court.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors set forth in Part I, Item 1A, in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company's results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. The Company did not repurchase any shares under the plan during the first quarter of 2013. The maximum number of shares that may still be purchased under the Company plan as of March 30, 2013, is 1,200,913.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibits are set forth in the Exhibit Index located on page 32.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: May 9, 2013	By	/s/ R. Scott Trumbull
R. Scott Trumbull
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED MARCH 30, 2013

Number	Description
10.1	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (filed herewith)*
10.2	Form of Non-Qualified Stock Option Agreement for Director Employees (filed herewith)*
10.3	Form of Restricted Stock Agreement for Non-Director Employees (filed herewith)*
10.4	Form of Restricted Stock Unit Agreement for Director Employees (filed herewith)*
10.5	Form of Restricted Stock Unit Agreement for Non-Director Employees (filed herewith)*
10.6	Form of Performance Stock Unit Award Agreement for Non-Director Employees (filed herewith)*
10.7	Form of Performance Stock Unit Award Agreement for Director Employees (filed herewith)*
10.8
Form of Employment Security Agreement between the Company and Steven W. Aikman, Daniel J. Crose, Delancey W. Davis, Robert J. Stone and Thomas J. Strupp (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 7, 2013)*

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