Form 10-K/A
period 2012-12-29
FRANKLIN ELECTRIC CO INC
filed 2013-06-12
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K/A
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

Number of shares of common stock outstanding at February 12, 2013:
23,566,200 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2013 (Part III).

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to Franklin Electric Co., Inc.'s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 29, 2012, as filed with the Securities and Exchange Commission on February 27, 2013, is to re-file certain exhibits with the correct identifying numbers that correspond to the exhibit index to the Form 10-K. Except as described in this Explanatory Note, this Amendment No. 1 does not amend any other information set forth in the Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
(Registrant)

Date: June 12, 2013	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)