Form 10-Q
period 2013-06-29
FRANKLIN ELECTRIC CO INC
filed 2013-08-08
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 30, 2013
$.10 par value	47,547,853 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)	Second Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net sales	$263,443	$246,696	$485,967	$448,619
Cost of sales	168,852	162,358	317,435	298,006
Gross profit	94,591	84,338	168,532	150,613
Selling, general, and administrative expenses	53,188	46,769	103,253	92,121
Restructuring (income)/expense	697	59	1,407	(14)
Operating income	40,706	37,510	63,872	58,506
Interest expense	(2,556)	(2,362)	(5,146)	(4,951)
Other income	364	452	811	13,987
Foreign exchange income/(expense)	(541)	(357)	(712)	(655)
Income before income taxes	37,973	35,243	58,825	66,887
Income taxes	9,534	10,001	14,771	18,486
Net income	$28,439	$25,242	$44,054	$48,401
Less: Net income attributable to noncontrolling interests	(304)	(435)	(463)	(550)
Net income attributable to Franklin Electric Co., Inc.	$28,135	$24,807	$43,591	$47,851
Income per share:
Basic	$0.59	$0.53	$0.91	$1.02
Diluted	$0.58	$0.52	$0.90	$1.00
Dividends per common share	$0.0775	$0.0725	$0.1500	$0.1400
Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Second Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income	$28,439	$25,242	$44,054	$48,401
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(9,871)	(20,729)	(15,660)	(9,515)
Employee benefit plan activity	1,113	587	2,083	1,174
Other comprehensive loss	$(8,758)	$(20,142)	$(13,577)	$(8,341)
Income tax related to items of other comprehensive income	(380)	(230)	(760)	(460)
Other comprehensive loss, net of tax	$(9,138)	$(20,372)	$(14,337)	$(8,801)
Comprehensive income	$19,301	$4,870	$29,717	$39,600
Comprehensive (income)/loss attributable to noncontrolling interest	(223)	(137)	(502)	26
Comprehensive income attributable to Franklin Electric Co., Inc.	$19,078	$4,733	$29,215	$39,626

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 29, 2013	December 29, 2012

ASSETS
Current assets:
Cash and cash equivalents	$77,088	$103,338
Receivables, less allowances of $3,186 and $3,148, respectively	147,945	102,918
Inventories:
Raw material	78,831	72,536
Work-in-process	18,639	18,295
Finished goods	106,837	101,017
	204,307	191,848
Deferred income taxes	8,838	7,912
Other current assets	19,109	22,901
Total current assets	457,287	428,917

Property, plant and equipment, at cost:
Land and buildings	88,331	90,616
Machinery and equipment	211,808	204,408
Furniture and fixtures	29,044	26,887
Other	54,528	33,500
	383,711	355,411
Less: Allowance for depreciation	(190,433)	(183,436)
	193,278	171,975
Deferred income tax	2,257	2,540
Intangible assets, net	151,756	158,117
Goodwill	205,845	208,141
Other assets	5,711	6,689
Total assets	$1,016,134	$976,379

	June 29, 2013	December 29, 2012

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$60,322	$68,660
Deferred tax liability	1,173	1,173
Accrued expenses	56,393	60,415
Income taxes	1,816	215
Current maturities of long-term debt and short-term borrowings	17,517	15,176
Total current liabilities	137,221	145,639
Long-term debt	174,772	150,729
Deferred income taxes	41,013	40,136
Employee benefit plans	73,657	78,967
Other long-term liabilities	37,302	38,659

Commitments and contingencies (see Note 16)	—	—

Redeemable noncontrolling interest	5,511	5,263

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (47,537 and 47,132, respectively)	4,754	4,712
Additional capital	187,521	170,890
Retained earnings	423,071	395,950
Accumulated other comprehensive loss	(71,522)	(57,146)
Total shareowners' equity	543,824	514,406
Noncontrolling interest	2,834	2,580
Total equity	546,658	516,986
Total liabilities and equity	$1,016,134	$976,379

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$44,054	$48,401
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,877	12,885
Share-based compensation	3,337	3,056
Deferred income taxes	43	6,538
Gain on disposals of plant and equipment	(9)	(408)
Gain on equity investment	—	(12,212)
Asset impairment	—	420
Foreign exchange expense	712	655
Excess tax from share-based payment arrangements	(3,675)	(1,645)
Changes in assets and liabilities, net of acquisitions:
Receivables	(48,420)	(40,269)
Inventory	(20,113)	(30,155)
Accounts payable and accrued expenses	(872)	(1,160)
Income taxes	5,231	(1,842)
Employee benefit plans	(3,029)	(2,487)
Other	2,258	(958)
Net cash flows from operating activities	(5,606)	(19,181)
Cash flows from investing activities:
Additions to property, plant, and equipment	(37,017)	(11,456)
Proceeds from sale of property, plant, and equipment	64	1,149
Additions to intangibles	90	—
Cash paid for acquisitions, net of cash acquired	—	(29,564)
Proceeds from loan to customer	236	219
Net cash flows from investing activities	(36,627)	(39,652)
Cash flows from financing activities:
Proceeds from issuance of debt	45,807	21,742
Repayment of debt	(18,576)	(18,182)
Proceeds from issuance of common stock	9,782	4,582
Excess tax from share-based payment arrangements	3,675	1,645
Purchases of common stock	(9,376)	(8,687)
Dividends paid	(7,113)	(6,549)
Payment of contingent consideration liability	(5,555)	—
Net cash flows from financing activities	18,644	(5,449)
Effect of exchange rate changes on cash	(2,661)	(2,805)
Net change in cash and equivalents	(26,250)	(67,087)
Cash and equivalents at beginning of period	103,338	153,337
Cash and equivalents at end of period	$77,088	$86,250

Cash paid for income taxes	$7,718	$12,920
Cash paid for interest, net of capitalized interest of $604 and $68, respectively	$4,700	$4,539

Non-cash items:
Pioneer Pump Holdings, Inc. liability for mandatory share purchase	$—	$22,924
Payable to seller of Impo Motor Pompa Sanayi ve Ticaret A.S.	$—	$290
Additions to property, plant, and equipment, not yet paid	$861	$87

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 29, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 29, 2013, and for the second quarters and six months ended June 29, 2013 and June 30, 2012, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the second quarters and six months ended June 29, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012.

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

Transaction costs were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. There were no transaction costs included in selling, general, and administrative expense in the Company’s condensed consolidated statement of income for the six months ended June 29, 2013.

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

The noncontrolling interest in Impo is redeemable at other than fair value as the redemption value is determined based on a specified formula.  The noncontrolling interest becomes redeemable after the passage of time and, therefore, the Company records the carrying amount of the noncontrolling interest at the greater of (1) the initial carrying amount, increased or decreased for each noncontrolling interest's share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.  As of June 29, 2013, the Impo redeemable noncontrolling interest was recorded at the carrying amount.

According to FASB ASC Topic 810, Consolidation and Emerging Issues Task Force ("EITF") Topic No. D-98, Classification and Measurement of Redeemable Securities, for redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of fair value.  No adjustments were necessary for the second quarters and six months ended June 29, 2013 and June 30, 2012, respectively.

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

As of June 29, 2013, and December 29, 2012, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below. The "Recognized Loss" amounts in the table are accumulated totals since inception.

(In millions)	June 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$7.8	$7.8	$—	$—	$—
Impo contingent consideration	—	—	—	—	—

	December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$13.8	$13.8	$—	$—	$—
Impo contingent consideration	5.6	—	—	5.6	0.8

The Company's Level 1 assets consist of cash equivalents which are generally comprised of domestic money market funds invested in high quality, short-term liquid assets, and foreign bank guaranteed certificates of deposit.

The Company has no assets or liabilities classified as Level 2.

The Company has no assets or liabilities classified as Level 3 as of June 29, 2013, however during the second quarter of 2011, the Company recorded $5.5 million (TL 8.5 million) of contingent consideration related to the second quarter 2011 acquisition of Impo. The fair value of this Level 3 liability was $5.6 million (TL 10.0 million) as of December 29, 2012, based on Impo achieving specified financial targets. The contingent consideration of $5.6 million (TL 10.0 million) was paid out during the first quarter of 2013.

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

8. INTANGIBLE ASSETS AND GOODWILL
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	June 29, 2013		December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.8	$(5.8)	$7.8	$(5.7)
Supply agreements	4.4	(4.4)	4.4	(4.4)
Technology	7.5	(3.5)	7.5	(3.2)
Customer relationships	124.2	(26.3)	125.9	(23.1)
Software	1.7	(0.1)	1.7	(0.1)
Other	1.2	(1.2)	1.2	(1.2)
Total	$146.8	$(41.3)	$148.5	$(37.7)
Unamortized intangibles:
Trade names	46.3	—	47.3	—
Total intangibles	$193.1	$(41.3)	$195.8	$(37.7)

Amortization expense related to intangible assets for the second quarters ended June 29, 2013 and June 30, 2012, was $2.0 million and $1.9 million, respectively, and $4.0 million and $3.4 million for the six months ended June 29, 2013 and June 30, 2012, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2013	2014	2015	2016	2017
	$8.3	$8.3	$8.3	$8.3	$8.0

The change in the carrying amount of goodwill by reporting segment for the six months ended June 29, 2013, is as follows:

(In millions)	Water Systems	Fueling Systems	Consolidated
Balance as of December 29, 2012	$144.9	$63.2	$208.1
Acquisitions	—	—	—
Adjustments to prior year acquisitions	—	—	—
Foreign currency translation	(2.0)	(0.3)	(2.3)
Balance as of June 29, 2013	$142.9	$62.9	$205.8

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of June 29, 2013, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 29 measurement date for these plans.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the second quarters and six months ended June 29, 2013 and June 30, 2012, respectively:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$0.6	$0.4	$1.0	$0.8
Interest cost	1.9	2.1	3.8	4.2
Expected return on assets	(2.5)	(2.6)	(5.0)	(5.2)
Amortization of transition obligation	—	—	—	—
Prior service cost	—	—	—	—
Loss	0.8	0.5	1.7	1.0
Total net periodic benefit cost	$0.8	$0.4	$1.5	$0.8

	Other Benefits
	Second Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$0.1	$—	$0.1	$—
Interest cost	0.1	0.2	0.2	0.3
Expected return on assets	—	—	—	—
Amortization of transition obligation	—	0.1	—	0.1
Prior service cost	0.1	0.1	0.2	0.2
Loss	—	—	0.1	—
Total net periodic benefit cost	$0.3	$0.4	$0.6	$0.6

In the six months ended June 29, 2013, the Company made contributions to the funded plans of $3.4 million. The amount of contributions to be made to the plans during the calendar year 2013 will be finalized by September 15, 2013 based upon the desired level of funding as of the December 29, 2012 year-end valuation.

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

The Company's net unrecognized tax benefits decreased $2.6 million for federal and state income tax liabilities of prior years based on tax audits and the expiration of statue of limitations.

If recognized, the effective tax rate would be affected by the net unrecognized tax benefits of $5.1 million as of June 29, 2013.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense, the impact of which is immaterial. The Company has accrued interest and penalties as of June 29, 2013, of $0.2 million.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the expiration of a statute of limitation. Based on the current audits in process and pending statute expirations, the payment of taxes as a result could be up to $2.9 million.

11. DEBT
Debt consisted of the following:

(In millions)	June 29, 2013	December 29, 2012
Prudential Agreement - 5.79 percent	$150.0	$150.0
Tax increment financing debt	25.0	—
Capital leases	0.9	1.0
Foreign subsidiary debt	16.4	14.9
	192.3	165.9
Less current maturities	(17.5)	(15.2)
Long-term debt	$174.8	$150.7

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

The agreement contains customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio and a minimum interest coverage ratio. The agreement also contains a cross default provision in the event the Company defaults on any obligation exceeding $10.0 million.

Also, on December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to extend the effective date to December 31, 2015.

Foreign subsidiary debt denoted in the table above is predominately comprised of debt at Impo.

The total estimated fair value of debt was $205.4 million and $179.8 million at June 29, 2013 and December 29, 2012, respectively. The fair value assumed floating rate debt was valued at par. In the absence of quoted prices in active markets considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its long-term debt the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as a Level 2 within the valuations hierarchy.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$191.4	$17.2	$1.0	$30.9	$31.0	$31.0	$80.3
Capital leases	0.9	0.3	0.2	0.2	0.1	0.1	—
	$192.3	$17.5	$1.2	$31.1	$31.1	$31.1	$80.3

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

(In millions, except per share amounts)	Second Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$28.1	$24.8	$43.6	$47.9
Less: Undistributed earnings allocable to participating securities	0.3	—	0.5	—
	$27.8	$24.8	$43.1	$47.9
Denominator:
Basic
Weighted average common shares	47.5	46.8	47.4	46.8
Diluted
Effect of dilutive securities:
Non-participating employee and director incentive stock options and performance awards	0.6	1.0	0.6	1.0
Adjusted weighted average common shares	48.1	47.8	48.0	47.8
Basic earnings per share	$0.59	$0.53	$0.91	$1.02
Diluted earnings per share	$0.58	$0.52	$0.90	$1.00
Anti-dilutive stock options	0.1	0.2	0.1	0.2

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

13. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the six months ended June 29, 2013:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 29, 2012	$4,712	$170,890	$395,950	$(56,936)	$(210)	$2,580	$516,986	$5,263
Net income			43,591			384	43,975	79
Dividends on common stock			(7,113)				(7,113)
Common stock issued	64	9,727	(9)				9,782
Common stock repurchased or received for stock options exercised	(28)		(9,348)				(9,376)
Share-based compensation	6	3,331					3,337
Tax benefit of stock options exercised		3,573					3,573
Currency translation adjustment					(15,699)	(130)	(15,829)	169
Pension liability, net of taxes				1,323			1,323
Balance as of June 29, 2013	$4,754	$187,521	$423,071	$(55,613)	$(15,909)	$2,834	$546,658	$5,511

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 29, 2013 and June 30, 2012 are summarized below:

(In millions)
For the Six Months Ended June 29, 2013:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Total
Balance, December 29, 2012	$(0.2)	$(56.9)		$(57.1)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(15.6)	—		(15.6)
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(15.6)	—		(15.6)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	2.1	(1)	2.1
Income tax expense	—	(0.8)		(0.8)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	1.3		1.3
Net current period other comprehensive income/(loss), net of income taxes	(15.6)	1.3		(14.3)
Comprehensive (income)/loss attributable to noncontrolling interest	(0.1)	—		(0.1)
Balance, June 29, 2013	$(15.9)	$(55.6)		$(71.5)

For the Six Months Ended June 30, 2012:
Balance, December 31, 2011	$(2.1)	$(47.2)		$(49.3)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(9.5)	—		(9.5)
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(9.5)	—		(9.5)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	1.2	(1)	1.2
Income tax expense	—	(0.5)		(0.5)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	0.7		0.7
Net current period other comprehensive income/(loss), net of income taxes	(9.5)	0.7		(8.8)
Comprehensive (income)/loss attributable to noncontrolling interest	0.6	—		0.6
Balance, June 30, 2012	$(11.0)	$(46.5)		$(57.5)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 9 for additional details) and is included in the "Selling, general, and administrative expenses" line of the condensed consolidated statements of income.

15. SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

	Second Quarter Ended		Six Months Ended
(In millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	Net sales to external customers
Water Systems	$213.7	$202.8	$390.2	$367.8
Fueling Systems	49.7	43.9	95.8	80.8
Other	—	—	—	—
Consolidated	$263.4	$246.7	$486.0	$448.6

	Second Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	Operating income (loss)
Water Systems	$42.7	$40.1	$71.4	$66.8
Fueling Systems	10.8	9.0	17.1	14.6
Other	(12.8)	(11.6)	(24.6)	(22.9)
Consolidated	$40.7	$37.5	$63.9	$58.5

	June 29, 2013	December 29, 2012
	Total assets
Water Systems	$726.5	$692.0
Fueling Systems	256.3	252.0
Other	33.3	32.4
Consolidated	$1,016.1	$976.4

Cash is the major asset group in “Other” of total assets.

16. CONTINGENCIES AND COMMITMENTS
In August 2010, the California Air Resources Board (“CARB”) and South Coast Air Quality Management District (“SCAQMD”) filed civil complaints in the Los Angeles Superior Court against the Company and Franklin Fueling Systems, Inc.  The complaints related to a third-party-supplied component part of the Company's Healy 900 Series nozzle, which is part of the Company's Enhanced Vapor Recovery (“EVR”) Systems installed in California gasoline filling stations.  This part, a diaphragm, was the subject of a retrofit during the first half of 2008.  As the Company previously reported, in October 2008 CARB issued a Notice of Violation to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.

The claims in the complaints mirrored those that CARB presented to the Company in the Notice of Violation, and included claims that the Company negligently and intentionally sold nozzles with a modified diaphragm without required CARB certification. Those complaints were consolidated into one case in the Superior Court of California, County of Los Angeles (People of the State of California vs. Franklin Fueling Systems, Inc. et al.) which was tried in the later part of December 2012 and early part of January 2013 (“CARB Case”).

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.

CARB and SCAQMD will have 60 days from service of the Notice of Entry of Judgment (which has not yet been entered by the Court in the CARB Case) in which to file a notice of appeal.

In addition, as the Company has previously reported, the Sacramento Metropolitan Air Quality Management District (“SMAQMD”) issued a Notice of Violation to the Company concerning the diaphragm matter in March 2008.  In November

2010, SMAQMD filed a civil complaint in the Sacramento Superior Court, mirroring the claims brought in the CARB Case. In May 2013, the Company and SMAQMD entered into a settlement agreement whereby the Company and SMAQMD agreed to dismiss the suit with prejudice and the Company agreed to pay SCAQMD a percent of any award made in the CARB Case. Because the CARB Case has thus far resulted in a complete defense verdict, no payments are due under the settlement with SMAQMD.

None of these suits have had any effect on CARB's certification of the Company's EVR System or any other products of the Company or its subsidiaries, and did not interfere with continuing sales.  CARB has never decertified the Company's EVR System and has never proposed to do so.

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

At June 29, 2013, the Company had $21.6 million of commitments primarily for conditional agreements related to building expansions and the purchase of machinery and equipment.

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

The changes in the carrying amount of the warranty accrual, as recorded in "Accrued expenses" in the Company's condensed consolidated balance sheet for the six months ended June 29, 2013, are as follows:

(In millions)
Beginning balance, December 29, 2012	$9.7
Accruals related to product warranties	4.4
Additions related to acquisitions	—
Reductions for payments made	(4.3)
Ending balance, June 29, 2013	$9.8

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

The Company also maintains the Amended and Restated Franklin Electric Co., Inc. Stock Plan which, as amended in 2009, provided for discretionary grants of stock options and stock awards (the “2009 Stock Plan”) . The 2009 Stock Plan authorized 4,400,000 shares for issuance as follows:

2009 Stock Plan	Authorized Shares
Stock Options	3,200,000
Stock Awards	1,200,000

All options in the 2009 Stock Plan have been awarded. The Company currently issues new shares from its common stock balance to satisfy option exercises and stock and stock unit awards under the 2009 Stock Plan.

Stock Options:
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the six months ended June 29, 2013 and June 30, 2012, are as follows:

	June 29, 2013	June 30, 2012
Risk-free interest rate	1.03%	1.01%
Dividend yield	0.89%	1.12%
Volatility factor	0.394	0.388
Expected term	6.0 years	6.0 years
Forfeiture rate	4.52%	3.99%

There were no stock options granted during the second quarter ended June 29, 2013, and 124,487 stock options granted during the second quarter ended June 30, 2012.

A summary of the Company’s outstanding stock option activity and related information for the six months ended June 29, 2013 and June 30, 2012 is as follows:

(Shares in thousands)	June 29, 2013		June 30, 2012
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	2,184	$16.69	3,138	$14.83
Granted	176	32.53	250	24.10
Exercised	(632)	15.06	(338)	12.80
Forfeited	(3)	10.60	(66)	14.53
Outstanding at end of period	1,725	$18.91	2,984	$15.86
Expected to vest after applying forfeiture rate	1,698	$18.77	2,956	$15.83
Vested and exercisable at end of period	1,191	$16.05	2,184	$15.42

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the six months ended June 29, 2013 is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding end of period	6.05 years	$25,426
Expected to vest after applying forfeiture rate	6.00 years	$25,271
Vested and exercisable end of period	4.89 years	$20,966

The total intrinsic value of options exercised during the second quarters ended June 29, 2013 and June 30, 2012, was $11.5 million and $4.2 million, respectively.

As of June 29, 2013, there was $1.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Stock Plan and the Stock Plan related to stock options.  That cost is expected to be recognized over a weighted-average period of 2.77 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the six months ended June 29, 2013 and June 30, 2012 is as follows:

(Shares in thousands)	June 29, 2013		June 30, 2012
Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of period	458	$20.90	344	$17.24
Awarded	153	32.50	176	24.28
Vested	(60)	18.90	(72)	15.87
Forfeited	(2)	17.70	(18)	18.48
Non-vested at end of period	549	$24.37	430	$20.32

As of June 29, 2013, there was $8.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Stock Plan and Stock Plan related to stock awards.  That cost is expected to be recognized over a weighted-average period of 2.93 years.

18. RESTRUCTURING
Costs incurred in the second quarter and six months ended June 29, 2013, included in the “Restructuring expense” line of the Company's condensed consolidated statement of income, are as follows:

(In millions)	Second Quarter Ended
	June 29, 2013
	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$—	$0.2	$—	$0.2
Other	0.5	—	—	0.5
Total	0.5	0.2	—	0.7

(In millions)	Six Months Ended
	June 29, 2013
	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.5	$0.4	$—	$0.9
Other	0.5	—	—	0.5
Total	1.0	0.4	—	1.4

"Other" restructuring expenses represent costs incurred primarily related to the Fort Wayne facility relocation.

Restructuring expenses of $0.1 million were incurred in the second quarter ended June 30, 2012 related to the Siloam Springs, Arkansas facility. Restructuring expenses of $0.0 million were incurred in the six months ended June 30, 2012. These expenses were comprised of $0.4 million which related primarily to Siloam Springs, Arkansas facility, and $(0.4) million which resulted from a gain on the sale of land the Company had previously held for development, but was subsequently sold in the first quarter of 2012.

As of June 29, 2013, there was $0.3 million in restructuring reserves primarily for severance. As of June 30, 2012, there were no restructuring reserves.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2013 vs. Second Quarter 2012

OVERVIEW

Sales and earnings in the second quarter of 2013 were up from last year.  The sales increase was related to the Company's acquisitions, price and volume increases which were partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $94.6 million for the second quarter of 2013, an increase of $10.3 million or about 12 percent from the prior year's second quarter. The gross profit as a percent of net sales increased 170 basis points to 35.9 percent in 2013 from 34.2 percent in second quarter of 2012. The gross profit margin increase was primarily due to fixed cost leverage on higher sales, lower raw material, direct labor and other variable conversion costs and a favorable product sales mix in the quarter. The Company completed a 2-for-1 stock split on March 18, 2013, and all EPS amounts are presented on a post-split basis.

RESULTS OF OPERATIONS

Net Sales
Net sales for the second quarter of 2013 were $263.4 million, an increase of $16.7 million or 7 percent compared to 2012 second quarter sales of $246.7 million.  The incremental impact of sales from businesses acquired since the second quarter of 2012 was $9.3 million or about 4 percent.  Sales revenue decreased by $2.0 million or about 1 percent in the second quarter of 2013 due to foreign currency translation. The sales change for the second quarter of 2013, excluding acquisitions and foreign currency translation, was an increase of $9.4 million or about 4 percent.

(In millions)	Q2 2013	Q2 2012	2013 v 2012
	Net Sales
Water Systems	$213.7	$202.8	$10.9
Fueling Systems	49.7	43.9	5.8
Consolidated	$263.4	$246.7	$16.7

Net Sales-Water Systems
Water Systems revenues were $213.7 million in the second quarter 2013, an increase of $10.9 million or about 5 percent versus the second quarter 2012. Sales from businesses acquired since the second quarter of 2012 were $6.2 million or 3 percent. Water Systems sales were reduced by $2.2 million or about 1 percent in the quarter due to foreign currency translation. Water Systems sales growth, excluding acquisitions and foreign currency translation, was 3 percent.

Water Systems sales in the U.S. and Canada were 44 percent of consolidated sales and grew by about 6 percent compared to the second quarter of the prior year. Sales from businesses acquired since the second quarter of 2012 were $6.2 million or 6 percent. Water Systems sales were reduced by $0.1 million in the quarter due to foreign currency translation. Water Systems sales were flat in the U.S. and Canada, excluding acquisitions and foreign currency translation.

Residential and light commercial is the Company's largest end use category in the U.S. and Canada and water and wastewater sales in this market increased by 9 percent compared to the second quarter prior year. The sales increase was driven by increased demand for new housing and favorable weather conditions in the Eastern part of the United States versus the same period last year. U.S. and Canada Water Systems sales were down by a double digit reduction in the Pioneer mobile pumping equipment product line. This sales reduction is attributable to a slowdown in demand for mobile pumps in the upstream oil and gas market. Based on order backlogs, the Company currently estimates Pioneer sales will grow at a double digit rate during the back half of the year.

Irrigation and industrial pumping equipment sales declined in the U.S. and Canada by about 2 percent compared to the second quarter of 2012. Last year much of the U.S. was experiencing abnormally dry weather which contributed to heavy shipments of groundwater pumping equipment. This year drought conditions persist west of the Mississippi but it has been unusually wet in the East. Based upon feedback from customers, the Company believes that distributor inventories in the West are in line with demand; but distributors in the East are concerned that inventory levels may be too high unless weather conditions normalize and demand levels increase.

Water Systems sales in the Middle East and Africa were about 12 percent of consolidated sales and declined by about 1 percent compared to the second quarter 2012. The decline was primarily attributable to foreign currency translation. Water Systems in the Middle East and Africa were reduced by $1.4 million or about 5 percent in the quarter due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, sales were up about 4 percent compared to the second quarter 2012. Sales in the Gulf region increased by more than 40 percent as the governments in both Saudi Arabia and the UAE are supporting investments in groundwater based irrigation projects. Sales in Botswana and Zambia increased in the second quarter and the Company plans to open a new distribution center in Zambia during the fourth quarter of this year. The Company experienced a sales decline in the Near East including a double digit decline in Turkey. The Company believes this is most likely due to the timing of customer orders as sales in Turkey grew at a double digit rate in the first quarter and are projected to grow at a double digit rate in the third quarter as well.

Water Systems sales in Latin America were about 11 percent of consolidated sales for the second quarter and were up about 8 percent compared to the second quarter of the prior year. Water Systems sales in Latin America were reduced by $0.5 million or about 2 percent in the quarter due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, Latin American sales were up about 10 percent compared to the second quarter 2012. The sales growth in Latin America was driven in large part by strong sales in Brazil, as a result of increasing demand for Franklin submersible pumps and motors, customer acceptance of the many product line upgrades that have been implemented over the past two years, and general market conditions. Also, the Company will be opening new distribution centers in Sao Paulo, Brazil and Bogota, Colombia by the end of the third quarter 2013.

Water Systems sales in Europe were about 8 percent of consolidated sales and grew by about 3 percent compared to the second quarter 2012. Water Systems sales improved in Europe by $0.1 million or less than 1 percent in the quarter primarily due to the negative impact of foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, European sales increased about 2 percent compared to the second quarter 2012. The second quarter was impacted by sluggish demand growth for the Company's products across Southern and Western Europe due to the generally weak economic conditions in that region, however sales in Eastern Europe grew by over 30 percent in the quarter, albeit from a small base, due to increased sales and marketing efforts in this region.

Water Systems sales in the Asia Pacific region were 6 percent of consolidated sales and increased by about 13 percent compared to the second quarter prior year. Water Systems sales were reduced by $0.3 million or about 2 percent in the quarter due to foreign currency translation. Water Systems sales growth, excluding acquisitions and foreign currency translation, was 15 percent. Over the past several years the Company has focused on building a strong distribution network in Southeast Asia which has contributed to increased sales. Most of the Asia Pacific sales growth occurred in Thailand, the Philippines and Indonesia as populations in these regions are increasingly turning to groundwater sources for their fresh water requirements.

Net Sales-Fueling Systems
Fueling Systems sales were $49.7 million in the second quarter 2013, an increase of $5.8 million or about 13 percent versus the second quarter 2012 sales of $43.9 million. Sales from businesses acquired since the second quarter of 2012 were $3.1 million or about 7 percent. Fueling Systems sales increased by $0.2 million or less than 1 percent in the quarter. Fueling Systems sales growth, excluding acquisitions and foreign currency translation, was about 6 percent.

The second quarter Fueling Systems sales growth was led by sales increases in international markets, which grew by 10 percent compared to the prior year, as customers outside North America continue to invest in the Company's pressure pumping systems for transferring gasoline from underground tanks. As well, adoption of the Company's electronic fuel management products is increasing among international customers. Fueling sales in the U.S. and Canada grew organically by 4 percent as growth of pumping, fuel management, pipe and containment product lines were offset by declines in dispensing equipment and tank truck hardware.

Cost of Sales
Cost of sales as a percent of net sales for the second quarter of 2013 and 2012 was 64.1 percent and 65.8 percent, respectively. Correspondingly, the gross profit margin improved to 35.9 percent from 34.2 percent, a 170 basis point increase. The gross profit margin increase was primarily due to fixed costs leverage on higher sales and lower raw material, direct labor and other variable conversion costs.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $53.2 million in the second quarter of 2013 compared to $46.8 million from the second quarter of prior year, an increase of $6.4 million or about 14 percent. In the second quarter of 2013, increases in SG&A attributable to acquisitions were $1.7 million. Additional increases in SG&A cost during the second quarter of 2013 resulted from increased cost for marketing and selling-related expenses of $2.2 million and higher research, development and engineering (RD&E) expenses of $0.9 million. These costs increased to support the integration of the Cerus product line, the launch of the Company's pump rental initiatives, the commercialization of the Company's new artificial lift product offering and opening new product distribution centers.

Restructuring Expenses
Restructuring expenses for the second quarter of 2013 were $0.7 million or about $0.01 diluted earnings per share. Restructuring expenses for the second quarter 2013 included $0.5 million of expenses primarily related to relocation to the new corporate headquarters and engineering center in Fort Wayne, Indiana and $0.2 million related to integration costs of the previously announced Flexing acquisition in Franklin Fueling Systems. Restructuring expenses for the second quarter of 2012 were $0.1 million and had no impact on diluted earnings per share. Restructuring expenses in the second quarter of 2012 were related to the Siloam Springs, Arkansas facility.

Operating Income
Operating income was $40.7 million in the second quarter of 2013, up $3.2 million or 9 percent from $37.5 million for the second quarter 2012.

(In millions)	Q2 2013	Q2 2012	2013 v 2012
	Operating income (loss)
Water Systems	$42.7	$40.1	$2.6
Fueling Systems	10.8	9.0	1.8
Other	(12.8)	(11.6)	(1.2)
Consolidated	$40.7	$37.5	$3.2

There were a number of specific items in the second quarter of 2013 and 2012 that impacted operating income that were not operational in nature.  In 2013 they were as follows:

•
In the second quarter of 2013, there was $0.7 restructuring charges; $0.5 million primarily related to relocation to the new Corporate headquarters and engineering center in Fort Wayne, Indiana and $0.2 million related to the Flexing acquisition in Franklin Fueling Systems

•	The second quarter of 2013 included $0.1 million of legal fees incurred in Franklin Fueling Systems.

•	The second quarter of 2013 included $0.1 million in other legal and advisory costs related to potential acquisition transactions.

In 2012 they were as follows:

•	In the second quarter of 2012, there was $0.8 million of costs related to the Pioneer acquisition that was considered non-operational.

•	The second quarter of 2012 included $0.1 million of restructuring charges.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the Second Quarter 2013
	Water	Fueling	Other	Consolidated
Reported Operating Income	$42.7	$10.8	$(12.8)	$40.7
% Operating Income To Net Sales	20.0%	21.7%		15.5%

Non-GAAP Adjustments:
Restructuring	$0.5	$0.2	$—	$0.7
Legal matters	$—	$0.1	$—	$0.1
Acquisition related items	$0.1	$—	$—	$0.1
Operating Income after Non-GAAP Adjustments	$43.3	$11.1	$(12.8)	$41.6
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	20.3%	22.3%		15.8%

	For the Second Quarter 2012
	Water	Fueling	Other	Consolidated
Reported Operating Income	$40.1	$9.0	$(11.6)	$37.5
% Operating Income To Net Sales	19.8%	20.5%		15.2%

Non-GAAP Adjustments:
Restructuring	$0.1	$—	$—	$0.1
Legal matters	$—	$—	$—	$—
Acquisition related items	$0.8	$—	$—	$0.8
Operating Income after Non-GAAP Adjustments	$41.0	$9.0	$(11.6)	$38.4
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	20.2%	20.5%		15.6%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $43.3 million in the second quarter 2013, an increase of 6 percent versus the second quarter 2012. The second quarter operating income margin after non-GAAP adjustments was 20.3 percent and was up 10 basis points compared to the second quarter of 2012. This margin increase was primarily the result of lower raw material, direct labor and variable costs, partially offset by higher cost for key growth initiatives of the Company. These initiatives include the startup of a pump rental business in the United Kingdom, opening four new distribution centers in developing regions, sales and marketing costs for the new artificial lift product line and the rollout of the Franklin Control Systems high horsepower drive and control products through the U.S. Water Systems distribution channel. Combined, these initiatives lowered the Water Systems second quarter 2013 operating income by about $1.2 million.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $11.1 million in the second quarter of 2013 compared to $9.0 million after non-GAAP adjustments in the second quarter of 2012, an increase of 23 percent. The second quarter operating income margin after non-GAAP adjustments was 22.3 percent and increased by 180 basis points compared to the 20.5 percent of net sales in the second quarter 2012. This profit improvement can be attributed primarily to fixed costs leverage on higher sales, lower raw material, direct labor and other variable conversion costs and a favorable product sales mix during the quarter.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses increased due to higher systems expenses and increases due to higher performance based compensation expenses.

Interest Expense
Interest expense for the second quarter of 2013 and 2012 was $2.6 million and $2.4 million, respectively. The increase was primarily due to increased debt.

Other Income or Expense
Other income or expense was a gain of $0.4 million in the second quarter of 2013 and a gain of $0.5 million in the second quarter of 2012.  Included in other income for the second quarter of 2013 was interest income of $0.4 million, primarily derived from the investment of cash balances in short-term securities. Included in other income for the second quarter of 2012 was interest income of $0.7 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the second quarter of 2013 of $0.5 million. The loss was primarily due to rate changes in the Canadian dollar relative to the U.S. dollar.  Foreign currency-based transactions produced a loss for the second quarter of 2012 of $0.4 million. The loss was primarily due to rate changes in the Mexican peso relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the second quarter of 2013 and 2012 was $9.5 million and $10.0 million, respectively. The tax rate as a percentage of pre-tax earnings for the second quarter of 2013 was about 25 percent, a decrease of about 300 basis points from the second quarter 2012 tax rate of about 28 percent, primarily due to the completion of income tax audits and the favorable resolution of matters previously under review. The effective tax rate before the impact of discrete events for the second quarter of 2013 was about 28 percent, which is a reasonable estimate of the full year 2013 rate. The projected tax rate is consistent with the 2012 tax rate and lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the second quarter of 2013 was $28.4 million compared to 2012 second quarter net income of $25.2 million.  Net income attributable to Franklin Electric Co., Inc. for the second quarter of 2013 was $28.1 million, or $0.58 per diluted share, compared to 2012 second quarter net income attributable to Franklin Electric Co., Inc. of $24.8 million or $0.52 per diluted share. Earnings after non-GAAP adjustments for the second quarter of 2013 were $28.4 million, or $0.59 per diluted share, compared to the prior year second quarter earnings after non-GAAP adjustments of $25.5 million or $0.53 per diluted share.

There were specific items in the second quarter of 2013 and 2012 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the Second Quarter
(in millions)	2013	2012	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$28.1	$24.8	13%
Allocated Undistributed Earnings	$(0.3)	$—
Adjusted Earnings for EPS Calculation	$27.8	$24.8	12%

Non-GAAP adjustments (before tax):
Restructuring	$0.7	$0.1
Legal matters	$0.1	$—
Acquisition related items	$0.1	$0.8

Non-GAAP adjustments, net of tax:
Restructuring	$0.4	$0.1
Legal matters	$0.1	$—
Acquisition related items	$0.1	$0.6
Earnings after Non-GAAP Adjustments	$28.4	$25.5	11%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Second Quarter
(in millions except Earnings Per Share)	2013	2012	Change
Average Fully Diluted Shares Outstanding	48.1	47.8	1%
Fully Diluted Earnings Per Share ("EPS") Reported	$0.58	$0.52	12%
Restructuring Per Share, net of tax	$0.01	$—
Legal matters Per Share, net of tax	$—	$—
Acquisition related items Per Share, net of tax	$—	$0.01

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.59	$0.53	11%

First Half of 2013 vs. First Half of 2012

OVERVIEW

Sales and earnings in the first half of 2013 were up from the same period last year.  The sales increase was related to the Company's acquisitions, as well as, sales volume and price increases, partially offset by the impact of foreign currency translation. The Company's consolidated gross profit was $168.5 million for the first half of 2013, an increase of $17.9 million or about 12 percent from the first half of 2012. The gross profit as a percent of net sales increased 110 basis points to 34.7 percent in 2013 from 33.6 percent in first half of 2012. The gross profit margin increase was due to lower raw material and direct labor costs, plus fixed cost leverage on higher sales. The Company completed a 2-for-1 stock split on March 18, 2013 and all EPS amounts are presented on a post-split basis.

The Company's first half of 2012 earnings include a gain on the previously held equity investment in Pioneer Pump Holding company (PPH) as indicated in the announcement made on March 7, 2013, regarding the acquisition of a controlling interest in PPH. This gain, included in "Other income/(expense)" in the Company's statement of income, represents about $12 million of pre-tax earnings or $0.37 earnings per share. Consistent with the terms of the stock purchase agreement between the Company and the minority shareholders and current GAAP guidance, the Company has included the liability to purchase the remaining shares, representing about 30 percent of the outstanding PPH stock, in "Other long-term liabilities".

RESULTS OF OPERATIONS

Net Sales
Net sales in the first half of 2013 were $486.0 million, an increase of $37.4 million or about 8 percent compared to 2012 first half sales of $448.6 million.  The incremental impact of sales from acquired businesses was $22.1 million or about 5 percent.  Sales revenue decreased by $6.6 million or about 1 percent in the first half of 2013 due to foreign currency translation. The sales change in the first half of 2013, excluding acquisitions and foreign currency translation, was an increase of $21.9 million or about 5 percent.

(In millions)	YTD June 29, 2013	YTD June 30, 2012	2013 v 2012
	Net Sales
Water Systems	$390.2	$367.8	$22.4
Fueling Systems	95.8	80.8	15.0
Consolidated	$486.0	$448.6	$37.4

Net Sales-Water Systems
Water Systems sales were $390.2 million in the first half 2013, an increase of $22.4 million or about 6 percent versus the first half 2012. The incremental impact of sales from acquired businesses was $16.1 million or about 4 percent. Foreign currency translation rate changes decreased sales $6.7 million, or about 2 percent, compared to sales in the first half of 2012. The Water Systems sales change in the first half of 2013, excluding acquisitions and foreign currency translation, was an increase of $13.0 million or about 4 percent.

Water Systems sales in the U.S. and Canada were 41 percent of consolidated sales and grew by 8 percent compared to the first half of 2012. The incremental impact of sales from acquired businesses was $15.0 million or about 8 percent.  Sales revenue decreased by $0.1 million in the first half of 2013 due to foreign currency translation. The sales change in the first half of 2013, excluding acquisitions and foreign currency translation, was an increase of $0.6 million.

Leading the Company's growth in the U.S. and Canada were sales of pumping systems for residential and light commercial clean water and wastewater applications, which grew by about 7 percent compared to the first half of the prior year. This increase was driven by strong wastewater pump sales and a general increase in housing construction and renovation activity. Pumping systems sales for industrial and irrigation applications increased by about 4 percent during the first half of 2013. These sales gains were offset by a reduction in the sales of Pioneer mobile pumping equipment product line. The sales reduction is attributable to a slowdown in demand for mobile pumps in the upstream oil and gas market.

Water Systems sales in Latin America were about 13 percent of consolidated sales for the first half and grew by 4 percent compared to the prior year first half.  Sales revenue decreased by $2.9 million or about 5 percent in the first half of 2013 due to foreign currency translation. The sales change in the first half of 2013, excluding acquisitions and foreign currency translation, was an increase of $5.3 million or about 9 percent. The first half year-on-year sales increase in Brazil, in local currency, was 24 percent. The sales growth in Brazil is a result of increasing demand for Franklin submersible pumps and motors, customer acceptance of the many product line upgrades that have been implemented over the past two years, and general market conditions

Water Systems sales in the Middle East and Africa were about 11 percent of consolidated sales and declined by about 1 percent compared to the first half of 2012. The decline was primarily attributable to foreign currency translation. Water Systems in the Middle East and Africa were reduced by $3.2 million or about 6 percent in the first half due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, sales increased about 5 percent compared to the first half of 2012. Sales in the Gulf region increased by about 40 percent as the governments in both Saudi Arabia and the UAE are supporting investments in groundwater based irrigation projects. Sales in Botswana and Zambia increased in the first half of 2013 offsetting lower sales in South Africa. The Company experienced a sales decline in the Near East including a high single digit decline in Turkey. The Company believes this is most likely due to the timing of customer orders as sales in Turkey grew at a double digit rate in the first quarter and are projected to grow at a double digit rate in the third quarter as well.

Water Systems sales in Europe were about 8 percent of consolidated sales and grew by about 4 percent compared to the first half of 2012. The incremental impact of sales from acquired businesses was $0.7 million or about 2 percent.  There was no foreign currency translation impact on sales in Europe in the first half of 2013. Excluding acquisitions and the impact of foreign currency translation, European sales increased about 2 percent compared to the first half of 2012. The first half was impacted by sluggish demand growth for the Company's products across Southern and Western Europe due to the generally weak economic conditions in that region, however sales in Eastern Europe grew by over 30 percent in the quarter.

Water Systems sales in the Asia Pacific region were 7 percent of consolidated sales and grew by 11 percent compared to the first half of the prior year. The incremental impact of sales from acquired businesses was $0.3 million or about 1 percent.  Sales revenue decreased by $0.5 million or about 2 percent in the first half of 2013 due to foreign currency translation. The sales change in the first half of 2013, excluding acquisitions and foreign currency translation, was an increase of $3.5 million or about 11 percent. Over the past several years the Company has focused on building a strong distribution network in Southeast Asia and those efforts are paying off. Most of the Asia Pacific sales growth occurred in Thailand, the Philippines, Singapore and Indonesia as populations in these regions are increasingly turning to groundwater sources for their fresh water requirements. The first half year-on-year sales increase in Australia was about 6 percent and sales in China decreased about 12 percent.

Net Sales-Fueling Systems
Fueling Systems sales were $95.8 million or about 20 percent of consolidated sales in the first half of 2013 and increased $15.0 million or about 19 percent from the first half of 2012. The incremental impact of sales from acquired businesses was $6.0 million or about 7 percent. Foreign currency translation rate changes increased sales $0.1 million compared to sales in the first half of 2012. The Fueling Systems sales change in the first half of 2013, excluding acquisitions and foreign currency translation, was an increase of $8.9 million or about 11 percent.

This growth was driven primarily by sales increases in international markets, which grew by 25 percent compared to the half of the prior year, as customers outside North America continue to invest in the Company's pressure pumping systems for transferring gasoline from underground tanks. As well, adoption of the Company's electronic fuel management products is increasing among international customers. Fueling sales in the U.S. and Canada grew organically by low single digit sales growth, as growth of pumping, fuel management, pipe and containment product lines were offset by declines in dispensing equipment and tank truck hardware.

Cost of Sales
Cost of sales as a percent of net sales for the first half of 2013 and 2012 was 65.3 percent and 66.4 percent, respectively. Correspondingly, the gross profit margin was 34.7 percent and 33.6 percent for both first halves. The Company's consolidated gross profit was $168.5 million for the first half of 2013, up $17.9 million from the gross profit of $150.6 million in the first half of 2012. The gross profit margin increase was primarily due to fixed costs leverage on higher sales and lower raw material, direct labor and other variable conversion costs.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $103.3 million in the first half of 2013 and increased by $11.2 million or about 12 percent in the first half of 2013 compared to the first half of last year. The increase was primarily due to SG&A expenses of businesses acquired since the second quarter of 2012. In the first half 2013, increases in SG&A expenses attributable to acquisitions were $4.9 million or about 5 percent. Additional increases in SG&A cost during the first half of 2013 resulted from increased cost for marketing and selling-related expenses of $4.0 million and higher RD&E expenses of $1.1 million. These costs increased to support the integration of the Cerus product line, the launch of the Company's pump rental initiatives, the commercialization of the Company's new artificial lift product offering and opening new product distribution centers.

Restructuring Expenses
Restructuring expenses for the first half of 2013 were $1.4 million and reduced diluted earnings per share by approximately $0.02. Restructuring expenses in the first half of 2013 were primarily severance costs. There were no restructuring expenses for the first half of 2012.

Operating Income
Operating income was $63.9 million in the first half of 2013, up $5.4 million from $58.5 million in the first half of 2012.

(In millions)	YTD June 29, 2013	YTD June 30, 2012	2013 v 2012
	Operating income (loss)
Water Systems	$71.4	$66.8	$4.6
Fueling Systems	17.1	14.6	2.5
Other	(24.6)	(22.9)	(1.7)
Consolidated	$63.9	$58.5	$5.4

There were specific items in the first half of 2013 and 2012 that impacted operating income that were not operational in nature.

In the first half of 2013 they were as follows:

•
In the first half of 2013, there were $1.4 million of restructuring charges. Restructuring expenses were primarily severance expenses of $1.0 million, and other miscellaneous manufacturing realignment activities. As well as $0.4 million related to relocation to the new corporate headquarters and engineering center in Fort Wayne, Indiana.

•	The first half of 2013 included $0.5 million of legal fees incurred in Franklin Fueling Systems.

•	The second quarter of 2013 included $0.1 million in other legal and advisory costs related to potential acquisition transactions.

In the first half of 2012 they were as follows:

•	In the first half of 2012, there was $1.1 million of costs related to the Pioneer acquisition that was considered non-operational.

•	The first half of 2012 included $0.1 million of costs to complete the transaction.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the First Half of 2013
	Water	Fueling	Other	Consolidated
Reported Operating Income	$71.4	$17.1	$(24.6)	$63.9
% Operating Income To Net Sales	18.3%	17.8%		13.1%

Non-GAAP Adjustments:
Restructuring	$1.0	$0.4	$—	$1.4
Legal matters	$—	$0.5	$—	$0.5
Acquisition related items	$0.1	$—	$—	$0.1
Operating Income after Non-GAAP Adjustments	$72.5	$18.0	$(24.6)	$65.9
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	18.6%	18.8%		13.6%

	For the First Half of 2012
	Water	Fueling	Other	Consolidated
Reported Operating Income	$66.8	$14.6	$(22.9)	$58.5
% Operating Income To Net Sales	18.2%	18.1%		13.0%

Non-GAAP Adjustments:
Restructuring	$—	$—	$—	$—
Legal matters	$—	$—	$—	$—
Acquisition related items	$1.2	$—	$—	$1.2
Operating Income after Non-GAAP Adjustments	$68.0	$14.6	$(22.9)	$59.7
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	18.5%	18.1%		13.3%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $72.5 million in the first half of 2013, an increase of 7 percent versus the first half of 2012. The first half operating income margin after non-GAAP adjustments was 18.6 percent and increased by 10 basis points compared to the first half of 2012. This increased profitability was primarily the result of lower raw material, direct labor and variable costs, partially offset by higher cost for key growth initiatives of the Company. These initiatives include the startup of a pump rental business in the United Kingdom, opening four new distribution centers in developing regions, sales and marketing costs for the new artificial lift product line and the rollout of the Franklin Control Systems high horsepower drive and control products through the U.S. Water Systems distribution channel. Combined, these initiatives lowered the Water Systems second quarter 2013 operating income by about $2.8 million.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $18.0 million in the first half of 2013 compared to $14.6 million after non-GAAP adjustments in the first half of 2012, an increase of 23 percent. The first half operating income margin after non-GAAP adjustments was 18.8 percent and increased by 70 basis points compared to the 18.1 percent of net sales in the first half of 2012 due to sales growth and expense control.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due to systems expenses and increases due to higher performance-based and stock-based compensation expenses.

Interest Expense
Interest expense for the first half of 2013 and 2012 was $5.1 million and $5.0 million, respectively.

Other Income or Expense
Other income or expense was a gain of $0.8 million in the first half of 2013 and a gain of $14.0 million in the first half of 2012.  Included in other income was interest income of $0.8 million, primarily derived from the investment of cash balances in short-term securities.

Included in other income in the first half of 2012 was a one-time gain on the PPH transaction of $12.2 million. The gain on the original investment in PPH was the result of a new enterprise valuation of the PPH entity at the time of the incremental acquisition that was greater than the book value of the equity investment in PPH. Also included in other income was income from equity investments of $0.6 million and interest income of $1.5 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first half of 2013 of $0.7 million, primarily due to several currency rate changes relative to the U.S. dollar, the largest being the Canadian dollar.  Foreign currency-based transactions produced a loss in the first half of 2012 of $0.7 million, primarily due to the Mexican peso relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the first half of 2013 and 2012 was $14.8 million and $18.5 million, respectively. The tax rate as a percentage of pre-tax earnings for the first half of 2013 was about 25 percent, a decrease of about 300 basis points from the first half of 2012 tax rate of about 28 percent, primarily due the completion of income tax audits and the favorable resolution of matters previously under review. The effective tax rate before the impact of discrete events for the first half of 2013 was about 28 percent, which is a reasonable estimate of the full year 2013 rate. The projected tax rate is consistent with the 2012 tax rate and lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the first half of 2013 was $44.1 million compared to 2012 first half net income of $48.4 million.  Net income attributable to Franklin Electric Co., Inc. for the first half of 2013 was $43.6 million, or $0.90 per diluted share, compared to 2012 first half net income attributable to Franklin Electric Co., Inc. of $47.9 million or $1.00 per diluted share. Earnings after non-GAAP adjustments for the first half of 2013 were $44.3 million, or $0.93 per diluted share, compared to the prior year first half earnings after non-GAAP adjustments of $39.9 million or $0.83 per diluted share.

There were specific items in the second quarter of 2013 and 2012 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the First Half
(in millions)	2013	2012	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$43.6	$47.9	(9)%
Allocated Undistributed Earnings	$(0.5)	$—
Adjusted Earnings for EPS Calculation	$43.1	$47.9	(10)%

Non-GAAP adjustments (before tax):
Restructuring	$1.4	$—
Legal matters	$0.5	$—
Acquisition related items	$0.1	$1.2
Gain on Pioneer Investment	$—	$(12.2)

Non-GAAP adjustments, net of tax:
Restructuring	$0.8	$—
Legal matters	$0.3	$—
Acquisition related items	$0.1	$0.9
Gain on Pioneer Investment	$—	$(8.9)
Earnings after Non-GAAP Adjustments	$44.3	$39.9	11%

Earnings Per Share Before and After Non-GAAP Adjustments	For the First Half
(in millions except Earnings Per Share)	2013	2012	Change
Average Fully Diluted Shares Outstanding	48.0	47.8	—%
Fully Diluted Earnings Per Share ("EPS") Reported	$0.90	$1.00	(10)%
Restructuring Per Share, net of tax	$0.02	$—
Legal matters Per Share, net of tax	$0.01	$—
Acquisition related items Per Share, net of tax	$—	$0.02
Gain on Pioneer Investment Per Share, net of tax	$—	$(0.19)

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.93	$0.83	12%

CAPITAL RESOURCES AND LIQUIDITY
The Company's primary sources of liquidity are cash on hand, cash flows from operations and long-term debt funds available.
On December 31, 2012, the Company, Allen County, Indiana and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project).” The aggregate principal amount of the Project Bonds that were issued, authenticated, and are now outstanding thereunder was limited to $25.0 million. The Company then borrowed the proceeds under the Project Bonds through the issuance of Project Notes to partially finance the cost of acquisition, construction, installation and equipping of the new Global Corporate Headquarters and Engineering Center of Excellence. The Project Notes (tax increment financing debt) bear interest at 3.6 percent per annum. Interest and principal balance of the Project Notes are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10, 2033. The use of the proceeds from the Project Notes is limited to assist the financing of the new Global Corporate Headquarters and Engineering Center of Excellence.

The Agreement contains customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The affirmative covenants also include financial covenants with a maximum leverage ratio of 3.50 to 1.00 and an interest coverage ratio equal to or greater than 3.00 to 1.00. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets, and a cross-default provision.
The Company also has an amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with $150.0 million of notes issued thereunder beginning to mature in 2015. The Company has no scheduled principal payments under the Prudential Agreement until 2015 at which time it amortizes for 5 years at an amount of $30.0 million per year. As of June 29, 2013, the Company had $50.0 million borrowing capacity under the Prudential Agreement.
In addition, the Company has a committed, unsecured, revolving credit agreement maturing on December 14, 2016 (the “Agreement”) in the amount of $150.0 million. As of June 29, 2013, the Company had $145.4 million borrowing capacity under the Agreement as $4.6 million in letters of credit were outstanding and undrawn.
The Agreement, the Prudential Agreement, and the tax increment financing debt contain customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Agreement, the Prudential Agreement, and the tax increment financing debt, but only if the Company is defaulting on an obligation exceeding $10.0 million. As of June 29, 2013, the Company was in compliance with all covenants. Volatility in the financial and credit markets due to global financial events within the past 5 years has generally not adversely impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
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
At June 29, 2013, the Company had $77.1 million of cash on hand at various locations worldwide. Approximately 25% of the cash on hand was in the U.S. and readily accessible. Another approximately 30% was in Germany, Italy, and the Czech Republic combined, and then another 20% was in Mexico and Brazil combined. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Cash investments worldwide are invested according to a written policy and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority. Also, historically the Company has generally sourced inputs and sold outputs both in the local currency of operations on a country by country basis, thereby insulating local cash balances from currency volatility.
Net use of cash from operating activities was $5.6 million for the six months ended June 29, 2013, compared to $19.2 million for the six months ended June 30, 2012. 2012 contained the one time effect of a non-cash gain on PPH of $12.2 million that was recorded in net income. Cash from operations improved in 2013 primarily as a result of increased earnings in the first half of 2013 compared to earnings in the first half of 2012 net of the non-cash gain on PPH and an increase in other liabilities primarily income taxes.
Net cash used in investing activities was $36.6 million for the six months ended June 29, 2013, compared to $39.7 million for the six months ended June 30, 2012. The first half of 2013 includes additions to property, plant and equipment for the Global Corporate Headquarters and Engineering Center of Excellence project and the new manufacturing facility in Brazil, whereas the primary use of cash in the first half of 2012 was the $29.6 million of cash paid for the acquisition of PPH. In evaluating potential future acquisitions that impact cash from investing, the Company reviews opportunities with an emphasis on increasing global distribution and also with an emphasis on adding complementary product lines that can be effectively marketed through existing global distribution.
Net cash provided by financing activities was $18.6 million for the six months ended June 29, 2013, compared to a use of cash of $5.4 million for the six months ended June 30, 2012. The 2013 increase in cash provided by financing activities is attributed to the new borrowings received by the Company in the sum of $25.0 million on December 31, 2012. In addition, the Company paid out contingent consideration of $5.6 million related to Impo.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company's exposure to market risk during the second quarter and six months ended June 29, 2013. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2010, the California Air Resources Board (“CARB”) and South Coast Air Quality Management District (“SCAQMD”) filed civil complaints in the Los Angeles Superior Court against the Company and Franklin Fueling Systems, Inc.  The complaints related to a third-party-supplied component part of the Company's Healy 900 Series nozzle, which is part of the Company's Enhanced Vapor Recovery (“EVR”) Systems installed in California gasoline filling stations.  This part, a diaphragm, was the subject of a retrofit during the first half of 2008.  As the Company previously reported, in October 2008 CARB issued a Notice of Violation to the Company alleging that the circumstances leading to the retrofit program violated California statutes and regulations.

The claims in the complaints mirrored those that CARB presented to the Company in the Notice of Violation, and included claims that the Company negligently and intentionally sold nozzles with a modified diaphragm without required CARB certification. Those complaints were consolidated into one case in the Superior Court of California, County of Los Angeles (People of the State of California vs. Franklin Fueling Systems, Inc. et al.) which was tried in the later part of December 2012 and early part of January 2013 (“CARB Case”).

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.

CARB and SCAQMD will have 60 days from service of the Notice of Entry of Judgment (which has not yet been entered by the Court in the CARB Case) in which to file a notice of appeal.

In addition, as the Company has previously reported, the Sacramento Metropolitan Air Quality Management District (“SMAQMD”) issued a Notice of Violation to the Company concerning the diaphragm matter in March 2008.  In November 2010, SMAQMD filed a civil complaint in the Sacramento Superior Court, mirroring the claims brought in the CARB Case. In May 2013, the Company and SMAQMD entered into a settlement agreement whereby the Company and SMAQMD agreed to dismiss the suit with prejudice and the Company agreed to pay SCAQMD a percent of any award made in the CARB Case. Because the CARB Case has thus far resulted in a complete defense verdict, no payments are due under the settlement with SMAQMD.

None of these suits have had any effect on CARB's certification of the Company's EVR System or any other products of the Company or its subsidiaries, and did not interfere with continuing sales.  CARB has never decertified the Company's EVR System and has never proposed to do so.

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

In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. The Company repurchased 88,200 shares for $2.8 million under the plan during the second quarter of 2013. The maximum number of shares that may still be purchased under the Company plan as of June 29, 2013, is 1,112,713.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Repurchased
March 31 - May 4	48,038	$31.86	48,038	1,152,875
May 5 - June 1	40,162	$32.47	40,162	1,112,713
June 2 - June 29	—	$—	—	1,112,713
Total	88,200	$32.14	88,200	1,112,713

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibits are set forth in the Exhibit Index located on page 39.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: August 8, 2013	By	/s/ R. Scott Trumbull
R. Scott Trumbull
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE SECOND QUARTER ENDED JUNE 29, 2013

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