Form 10-Q
period 2013-09-28
FRANKLIN ELECTRIC CO INC
filed 2013-11-07
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 0-362

FRANKLIN ELECTRIC CO., INC.
(Exact name of registrant as specified in its charter)

Indiana	35-0827455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9255 Coverdale Road
Fort Wayne, Indiana	46809
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	October 31, 2013
$.10 par value	47,646,402 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)	Third Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net sales	$249,844	$237,557	$735,811	$686,177
Cost of sales	162,873	154,976	480,308	452,986
Gross profit	86,971	82,581	255,503	233,191
Selling, general, and administrative expenses	48,415	49,001	151,668	141,117
Restructuring (income)/expense	828	88	2,235	74
Operating income	37,728	33,492	101,600	92,000
Interest expense	(2,665)	(2,367)	(7,811)	(7,317)
Other income/(expense)	296	430	1,107	14,416
Foreign exchange income/(expense)	(466)	(896)	(1,178)	(1,551)
Income before income taxes	34,893	30,659	93,718	97,548
Income taxes	9,596	8,653	24,367	27,139
Net income	$25,297	$22,006	$69,351	$70,409
Less: Net income attributable to noncontrolling interests	(236)	(140)	(699)	(690)
Net income attributable to Franklin Electric Co., Inc.	$25,061	$21,866	$68,652	$69,719
Income per share:
Basic	$0.52	$0.47	$1.43	$1.49
Diluted	$0.51	$0.46	$1.41	$1.46
Dividends per common share	$0.0775	$0.0725	$0.2275	$0.2125
Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Third Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income	$25,297	$22,006	$69,351	$70,409
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	3,484	9,799	(12,176)	284
Employee benefit plan activity	1,043	671	3,126	1,845
Other comprehensive income/(loss)	$4,527	$10,470	$(9,050)	$2,129
Income tax related to items of other comprehensive income	(380)	(263)	(1,140)	(723)
Other comprehensive income/(loss), net of tax	$4,147	$10,207	$(10,190)	$1,406
Comprehensive income/(loss)	$29,444	$32,213	$59,161	$71,815
Comprehensive (income)/loss attributable to noncontrolling interest	660	(351)	158	(325)
Comprehensive income attributable to Franklin Electric Co., Inc.	$30,104	$31,862	$59,319	$71,490

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 28, 2013	December 29, 2012

ASSETS
Current assets:
Cash and cash equivalents	$118,065	$103,338
Receivables, less allowances of $3,167 and $3,148, respectively	130,813	102,918
Inventories:
Raw material	74,119	72,536
Work-in-process	17,106	18,295
Finished goods	108,648	101,017
	199,873	191,848
Deferred income taxes	8,676	7,912
Other current assets	19,671	22,901
Total current assets	477,098	428,917

Property, plant, and equipment, at cost:
Land and buildings	119,594	90,616
Machinery and equipment	221,162	204,408
Furniture and fixtures	29,027	26,887
Other	30,315	33,500
	400,098	355,411
Less: Allowance for depreciation	(197,094)	(183,436)
	203,004	171,975
Deferred income tax	2,053	2,540
Intangible assets, net	150,684	158,117
Goodwill	206,987	208,141
Other assets	4,976	6,689
Total assets	$1,044,802	$976,379

	September 28, 2013	December 29, 2012

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$60,106	$68,660
Deferred tax liability	1,173	1,173
Accrued expenses	58,623	60,415
Income taxes	2,305	215
Current maturities of long-term debt and short-term borrowings	16,440	15,176
Total current liabilities	138,647	145,639
Long-term debt	174,241	150,729
Deferred income taxes	43,006	40,136
Employee benefit plans	71,470	78,967
Other long-term liabilities	38,102	38,659

Commitments and contingencies (see Note 16)	—	—

Redeemable noncontrolling interest	5,426	5,263

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (47,646 and 47,132, respectively)	4,765	4,712
Additional capital	192,502	170,890
Retained earnings	441,602	395,950
Accumulated other comprehensive loss	(67,218)	(57,146)
Total shareowners' equity	571,651	514,406
Noncontrolling interest	2,259	2,580
Total equity	573,910	516,986
Total liabilities and equity	$1,044,802	$976,379

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$69,351	$70,409
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	22,806	19,478
Share-based compensation	4,372	4,233
Deferred income taxes	1,949	9,970
(Gain)/loss on disposals of plant and equipment	238	(440)
Gain on equity investment	—	(12,212)
Asset impairment	—	583
Foreign exchange expense	1,178	1,551
Excess tax from share-based payment arrangements	(4,466)	(3,762)
Changes in assets and liabilities, net of acquisitions:
Receivables	(30,723)	(26,861)
Inventory	(15,028)	(30,550)
Accounts payable and accrued expenses	968	1,794
Income taxes	6,557	4,777
Employee benefit plans	(4,608)	(4,158)
Other	2,417	(8,742)
Net cash flows from operating activities	55,011	26,070
Cash flows from investing activities:
Additions to property, plant, and equipment	(50,783)	(19,310)
Proceeds from sale of property, plant, and equipment	64	1,216
Additions to intangibles	71	—
Cash paid for acquisitions, net of cash acquired	(2,236)	(54,074)
Proceeds from loan to customer	236	219
Net cash flows from investing activities	(52,648)	(71,949)
Cash flows from financing activities:
Proceeds from issuance of debt	66,424	70,124
Repayment of debt	(40,413)	(71,903)
Proceeds from issuance of common stock	12,955	11,796
Excess tax from share-based payment arrangements	4,466	3,762
Purchases of common stock	(12,175)	(16,484)
Dividends paid	(11,590)	(10,403)
Payment of contingent consideration liability	(5,555)	—
Net cash flows from financing activities	14,112	(13,108)
Effect of exchange rate changes on cash	(1,748)	1,367
Net change in cash and equivalents	14,727	(57,620)
Cash and equivalents at beginning of period	103,338	153,337
Cash and equivalents at end of period	$118,065	$95,717

Cash paid for income taxes	$11,837	$17,809
Cash paid for interest, net of capitalized interest of $748 and $161, respectively	$7,619	$8,355

Non-cash items:
Pioneer Pump Holdings, Inc. liability for mandatory share purchase	$—	$22,924
Payable to seller of Impo Motor Pompa Sanayi ve Ticaret A.S.	$—	$407
Additions to property, plant, and equipment, not yet paid	$728	$59

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 29, 2012, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements as of September 28, 2013, and for the third quarters and nine months ended September 28, 2013 and September 29, 2012, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the third quarters and nine months ended September 28, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended December 29, 2012.

2. ACCOUNTING PRONOUCEMENTS
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

4. ACQUISITIONS
In an agreement dated August 9, 2012, the Company acquired all of the outstanding shares of Cerus Industrial Corporation ("Cerus").

Preliminary goodwill decreased by $0.1 million in the third quarter ended September 28, 2013, due to an escrow refund received by the Company. The final purchase price assigned to the major identifiable assets and liabilities for the Cerus acquisition is as follows:

(In millions)
Assets:
Current assets	$3.8
Property, plant, and equipment	0.3
Intangible assets	17.3
Goodwill	5.4
Total assets	26.8
Liabilities	(2.4)
Total purchase price	$24.4

The fair values of the identifiable assets, property, plant, and equipment, and liabilities are final as of the third quarter ended September 28, 2013. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation.

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

Transaction costs were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statement of income were $0.3 million for the nine months ended September 28, 2013 and September 29, 2012.

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

The noncontrolling interest in Impo is redeemable at other than fair value as the redemption value is determined based on a specified formula.  The noncontrolling interest becomes redeemable after the passage of time and, therefore, the Company records the carrying amount of the noncontrolling interest at the greater of (1) the initial carrying amount, increased or decreased for each noncontrolling interest's share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.  As of September 28, 2013, the Impo redeemable noncontrolling interest was recorded at the redemption value.

According to FASB ASC Topic 810, Consolidation and Emerging Issues Task Force ("EITF") Topic No. D-98, Classification and Measurement of Redeemable Securities, for redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of fair value. Adjustments of less than $0.1 million were necessary for the third quarter and nine months ended September 28, 2013. No adjustments were necessary for the third quarter and nine months ended September 29, 2012.

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

As of September 28, 2013, and December 29, 2012, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below. The "Recognized Loss" amounts in the table are accumulated totals since inception.

(In millions)	September 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$6.7	$6.7	$—	$—	$—
Impo contingent consideration	—	—	—	—	—

	December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$13.8	$13.8	$—	$—	$—
Impo contingent consideration	5.6	—	—	5.6	0.8

The Company's Level 1 assets consist of cash equivalents which are generally comprised of domestic money market funds invested in high quality, short-term liquid assets, and foreign bank guaranteed certificates of deposit.

The Company has no assets or liabilities classified as Level 2.

The Company has no assets or liabilities classified as Level 3 as of September 28, 2013, however during the second quarter of 2011, the Company recorded $5.5 million (TL 8.5 million) of contingent consideration related to the second quarter 2011 acquisition of Impo. The fair value of this Level 3 liability was $5.6 million (TL 10.0 million) as of December 29, 2012, based on Impo achieving specified financial targets. The contingent consideration of $5.6 million (TL 10.0 million) was paid out during the first quarter of 2013.

7. OTHER ASSETS
In 2005, the Company acquired a 35.0 percent equity interest in Pioneer Pump, Inc. ("PPI"), which was accounted for using the equity method. During the first quarter of 2012, the shareholders of PPI and Pioneer Pump, Ltd. ("PPL") contributed shares to form a new holding company, PPH, in exchange for equivalent value and control in PPH. As a result of this contribution, the Company's equity interest decreased to 31.0 percent of PPH. On March 7, 2012, the Company acquired a controlling interest in PPH, resulting in the consolidation of PPH in the Company's financial statements. Accordingly, the original equity interest in PPH was remeasured to its fair value of $23.9 million as of March 7, 2012. The carrying amount of the equity investment prior to the acquisition of the controlling interest was $11.7 million as of March 6, 2012.  As a result, the Company recognized a one-time gain of $12.2 million in the "Other income" line of the Company's condensed consolidated statement of income for the first quarter ended March 31, 2012. Prior to the acquisition, the Company’s proportionate share of PPI earnings, included in the “Other income” line of the Company’s condensed consolidated statements of income, was $0.4 million for the first quarter ended March 31, 2012. The additional purchase was made in 2012, bringing total ownership to 70.5 percent.

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

8. INTANGIBLE ASSETS AND GOODWILL
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	September 28, 2013		December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.8	$(5.8)	$7.8	$(5.7)
Supply agreements	4.4	(4.4)	4.4	(4.4)
Technology	7.5	(3.6)	7.5	(3.2)
Customer relationships	125.1	(28.1)	125.9	(23.1)
Software	1.7	(0.3)	1.7	(0.1)
Other	1.3	(1.2)	1.2	(1.2)
Total	$147.8	$(43.4)	$148.5	$(37.7)
Unamortized intangibles:
Trade names	46.3	—	47.3	—
Total intangibles	$194.1	$(43.4)	$195.8	$(37.7)

Amortization expense related to intangible assets for the third quarters ended September 28, 2013 and September 29, 2012, was $1.9 million and $1.8 million, respectively, and $5.9 million and $5.2 million for the nine months ended September 28, 2013 and September 29, 2012, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2013	2014	2015	2016	2017
	$8.0	$8.0	$8.0	$8.0	$7.8

The change in the carrying amount of goodwill by reporting segment for the nine months ended September 28, 2013, is as follows:

(In millions)	Water Systems	Fueling Systems	Consolidated
Balance as of December 29, 2012	$144.9	$63.2	$208.1
Acquisitions	0.5	—	0.5
Adjustments to prior year acquisitions	(0.1)	—	(0.1)
Foreign currency translation	(1.3)	(0.2)	(1.5)
Balance as of September 28, 2013	$144.0	$63.0	$207.0

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of September 28, 2013, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 29 measurement date for these plans.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the third quarters and nine months ended September 28, 2013 and September 29, 2012, respectively:

(In millions)	Pension Benefits
	Third Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$0.5	$0.4	$1.5	$1.2
Interest cost	2.2	2.2	6.0	6.4
Expected return on assets	(3.0)	(2.7)	(8.0)	(7.9)
Amortization of transition obligation	—	—	—	—
Prior service cost	—	—	—	—
Loss	1.0	0.5	2.7	1.5
Total net periodic benefit cost	$0.7	$0.4	$2.2	$1.2

	Other Benefits
	Third Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.2	0.1	0.4	0.4
Expected return on assets	—	—	—	—
Amortization of transition obligation	—	—	—	0.1
Prior service cost	0.1	—	0.3	0.2
Loss	0.1	0.1	0.2	0.1
Total net periodic benefit cost	$0.4	$0.3	$1.0	$0.9

In the nine months ended September 28, 2013, the Company made contributions to the funded plans of $5.2 million. The amount of contributions to be made to the plans during the calendar year 2013 was finalized September 13, 2013, based upon the desired level of funding as of the December 29, 2012 year-end valuation.

10. INCOME TAXES
The effective tax rate continues to be lower than the United States statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings taxed at rates below the United States statutory rate as well as recognition of foreign tax credits.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit.

11. DEBT
Debt consisted of the following:

(In millions)	September 28, 2013	December 29, 2012
Prudential Agreement - 5.79 percent	$150.0	$150.0
Tax increment financing debt	24.6	—
Capital leases	0.8	1.0
Foreign subsidiary debt	15.2	14.9
	190.6	165.9
Less current maturities	(16.4)	(15.2)
Long-term debt	$174.2	$150.7

On December 31, 2012, the Company, Allen County, Indiana, and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project).” The aggregate principal amount of the Project Bonds that was issued, authenticated, and is now outstanding thereunder was limited to $25.0 million. The Company then borrowed the proceeds under the Project Bonds through the issuance of Project Notes to finance the cost of acquisition, construction, installation, and equipping of the new Global Corporate Headquarters and Engineering Center of Excellence. These Project Notes (tax increment financing debt) bear interest at 3.6 percent per annum. Interest and principal balance of the Project Notes are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10, 2033. The use of the proceeds from the Project Notes is limited to assist the financing of the new Global Corporate Headquarters and Engineering Center of Excellence.

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

Foreign subsidiary debt denoted in the table above is predominately comprised of debt at Impo, which was refinanced in September 2013 with maturity dates in September 2014.

The total estimated fair value of debt was $205.0 million and $179.8 million at September 28, 2013 and December 29, 2012, respectively. The fair value assumed floating rate debt was valued at par. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its long-term debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as a Level 2 within the valuations hierarchy.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$189.8	$16.1	$0.9	$31.0	$31.0	$31.0	$79.8
Capital leases	0.8	0.3	0.2	0.1	0.1	0.1	—
	$190.6	$16.4	$1.1	$31.1	$31.1	$31.1	$79.8

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

(In millions, except per share amounts)	Third Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$25.1	$21.9	$68.7	$69.7
Less: Undistributed earnings allocable to participating securities	0.3	—	0.9	—
	$24.8	$21.9	$67.8	$69.7
Denominator:
Basic
Weighted average common shares	47.6	46.9	47.4	46.8
Diluted
Effect of dilutive securities:
Non-participating employee and director incentive stock options and performance awards	0.6	1.0	0.7	1.0
Adjusted weighted average common shares	48.2	47.9	48.1	47.8
Basic earnings per share	$0.52	$0.47	$1.43	$1.49
Diluted earnings per share	$0.51	$0.46	$1.41	$1.46
Anti-dilutive stock options	0.1	0.2	0.1	0.2

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

13. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the nine months ended September 28, 2013:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 29, 2012	$4,712	$170,890	$395,950	$(56,936)	$(210)	$2,580	$516,986	$5,263
Net income			68,652			513	69,165	186
Adjustment to Impo redemptive value			(37)				(37)	37
Dividends on common stock			(10,814)				(10,814)
Noncontrolling dividend						(776)	(776)
Common stock issued	81	12,883	(9)				12,955
Common stock repurchased or received for stock options exercised	(35)		(12,140)				(12,175)
Share-based compensation	7	4,365					4,372
Tax benefit of stock options exercised		4,364					4,364
Currency translation adjustment					(12,058)	(58)	(12,116)	(60)
Pension liability, net of taxes				1,986			1,986
Balance as of September 28, 2013	$4,765	$192,502	$441,602	$(54,950)	$(12,268)	$2,259	$573,910	$5,426

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 28, 2013 and September 29, 2012 are summarized below:

(In millions)
For the Nine Months Ended September 28, 2013:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Total
Balance, December 29, 2012	$(0.2)	$(56.9)		$(57.1)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(12.2)	—		(12.2)
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(12.2)	—		(12.2)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	3.1	(1)	3.1
Income tax expense	—	(1.1)		(1.1)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	2.0		2.0
Net current period other comprehensive income/(loss), net of income taxes	(12.2)	2.0		(10.2)
Comprehensive (income)/loss attributable to noncontrolling interest	0.1	—		0.1
Balance, September 28, 2013	$(12.3)	$(54.9)		$(67.2)

For the Nine Months Ended September 29, 2012:
Balance, December 31, 2011	$(2.1)	$(47.2)		$(49.3)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	0.3	—		0.3
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	0.3	—		0.3
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	1.8	(1)	1.8
Income tax expense	—	(0.7)		(0.7)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	1.1		1.1
Net current period other comprehensive income/(loss), net of income taxes	0.3	1.1		1.4
Comprehensive (income)/loss attributable to noncontrolling interest	0.4	—		0.4
Balance, September 29, 2012	$(1.4)	$(46.1)		$(47.5)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 9 for additional details) and is included in the "Selling, general, and administrative expenses" line of the condensed consolidated statements of income.

15. SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

	Third Quarter Ended		Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	Net sales to external customers
Water Systems	$197.9	$189.8	$588.1	$557.5
Fueling Systems	51.9	47.8	147.7	128.7
Other	—	—	—	—
Consolidated	$249.8	$237.6	$735.8	$686.2

	Third Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	Operating income (loss)
Water Systems	$36.0	$35.1	$107.3	$102.0
Fueling Systems	14.0	11.4	31.1	26.0
Other	(12.3)	(13.0)	(36.8)	(36.0)
Consolidated	$37.7	$33.5	$101.6	$92.0

	September 28, 2013	December 29, 2012
	Total assets
Water Systems	$732.4	$692.0
Fueling Systems	245.4	252.0
Other	67.0	32.4
Consolidated	$1,044.8	$976.4

Property, plant, and equipment is the major asset group in "Other" of total assets as of September 28, 2013. Cash is the major asset group in “Other” of total assets as of December 29, 2012.

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

At September 28, 2013, the Company had $15.7 million of commitments primarily for conditional agreements related to building expansions and the purchase of machinery and equipment.

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

The changes in the carrying amount of the warranty accrual, as recorded in "Accrued expenses" in the Company's condensed consolidated balance sheet for the nine months ended September 28, 2013, are as follows:

(In millions)
Beginning balance, December 29, 2012	$9.7
Accruals related to product warranties	6.7
Additions related to acquisitions	—
Reductions for payments made	(6.7)
Ending balance, September 28, 2013	$9.7

17. SHARE-BASED COMPENSATION
The Franklin Electric Co., Inc. 2012 Stock Plan (the "2012 Stock Plan") is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, stock unit awards, and performance awards to key employees and non-employee directors. Shares and per share data below have been adjusted for all periods presented to reflect the two-for-one stock split effective March 18, 2013.

The 2012 Stock Plan authorizes 2,400,000 shares for issuance as follows:

2012 Stock Plan	Authorized Shares
Stock Options	1,680,000
Stock/Stock Unit Awards	720,000

The Company also maintains the Amended and Restated Franklin Electric Co., Inc. Stock Plan which, as amended in 2009, provided for discretionary grants of stock options and stock awards (the “2009 Stock Plan”). The 2009 Stock Plan authorized 4,400,000 shares for issuance as follows:

2009 Stock Plan	Authorized Shares
Stock Options	3,200,000
Stock Awards	1,200,000

All options in the 2009 Stock Plan have been awarded.

The Company currently issues new shares from its common stock balance to satisfy option exercises and the settlement of stock awards and stock unit awards made under the 2009 Stock Plan and/or the 2012 Stock Plan.

Stock Options:
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the nine months ended September 28, 2013 and September 29, 2012, are as follows:

	September 28, 2013	September 29, 2012
Risk-free interest rate	1.03%	1.01%
Dividend yield	0.89%	1.12%
Volatility factor	0.394	0.388
Expected term	6.0 years	6.0 years
Forfeiture rate	4.52%	3.99%

There were no stock options granted during the third quarters ended September 28, 2013 and September 29, 2012.

A summary of the Company’s outstanding stock option activity and related information for the nine months ended September 28, 2013 and September 29, 2012, is as follows:

(Shares in thousands)	September 28, 2013		September 29, 2012
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	2,184	$16.69	3,138	$14.83
Granted	176	32.53	250	24.10
Exercised	(807)	16.06	(860)	13.38
Forfeited	(4)	14.37	(46)	22.91
Outstanding at end of period	1,549	$18.83	2,482	$16.25
Expected to vest after applying forfeiture rate	1,527	$18.68	2,458	$16.21
Vested and exercisable at end of period	1,017	$15.43	1,682	$15.87

A summary of the weighted average remaining contractual term and aggregate intrinsic value for the nine months ended September 28, 2013, is as follows:

Stock Options	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding end of period	5.91 years	$31,134
Expected to vest after applying forfeiture rate	5.87 years	$30,883
Vested and exercisable end of period	4.61 years	$23,880

The total intrinsic value of options exercised during the third quarters ended September 28, 2013 and September 29, 2012, was $14.6 million and $7.3 million, respectively.

As of September 28, 2013, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Stock Plan and the 2009 Stock Plan related to stock options.  That cost is expected to be recognized over a weighted-average period of 2.58 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the nine months ended September 28, 2013 and September 29, 2012 is as follows:

(Shares in thousands)	September 28, 2013		September 29, 2012
Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of period	458	$20.90	344	$17.24
Awarded	165	32.90	208	24.90
Vested	(62)	18.86	(74)	15.90
Forfeited	(6)	20.05	(18)	18.48
Non-vested at end of period	555	$24.70	460	$20.89

As of September 28, 2013, there was $8.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Stock Plan and the 2009 Stock Plan related to stock awards.  That cost is expected to be recognized over a weighted-average period of 2.79 years.

18. RESTRUCTURING
Costs incurred in the third quarter and nine months ended September 28, 2013, included in the “Restructuring expense” line of the Company's condensed consolidated statement of income, are as follows:

(In millions)	Third Quarter Ended
	September 28, 2013
	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.1	$0.1	$—	$0.2
Equipment relocation	0.1	—	—	0.1
Asset write-off	0.1	—	—	0.1
Other	0.4	—	—	0.4
Total	0.7	0.1	—	0.8

(In millions)	Nine Months Ended
	September 28, 2013
	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.6	$0.5	$—	$1.1
Equipment relocation	0.1	—	—	0.1
Asset write-off	0.1	—	—	0.1
Other	0.9	—	—	0.9
Total	1.7	0.5	—	2.2

Restructuring expenses for the third quarter 2013 included $0.6 million of expenses primarily related to relocation to the new corporate headquarters and engineering center in Fort Wayne, Indiana, $0.1 million other restructuring costs related to continued manufacturing realignments, and $0.1 million integration costs of the previously announced Flexing acquisition in Franklin Fueling Systems.

Restructuring expenses of $0.1 million were incurred in the third quarter ended September 29, 2012, related to the Oklahoma City, Oklahoma facility. Restructuring expenses of $0.1 million were incurred in the nine months ended September 29, 2012. These expenses were comprised of $0.5 million which related primarily to Siloam Springs, Arkansas facility, and $(0.4) million which resulted from a gain on the sale of land the Company had previously held for development, but was subsequently sold in the first quarter of 2012.

As of September 28, 2013 and September 29, 2012, there were no restructuring reserves.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2013 vs. Third Quarter 2012

OVERVIEW
Sales and earnings in the third quarter of 2013 were up from last year.  The sales increase was attributable to the Company's acquisitions, price and volume increases and was partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $87.0 million for the third quarter of 2013, an increase of $4.4 million or about 5 percent from the prior year’s third quarter. The Company's diluted earnings per share (EPS) were $0.51, an increase of 11 percent compared to 2012 third quarter diluted EPS of $0.46. Sales and EPS were the highest for any third quarter in the Company's history.

RESULTS OF OPERATIONS

Net Sales
Net sales for the third quarter of 2013 were $249.8 million, an increase of $12.2 million or 5 percent compared to 2012 third quarter sales of $237.6 million.  The incremental impact of sales from businesses acquired since the third quarter of 2012 was $5.3 million or about 2 percent.  Sales revenue decreased by $3.7 million or about 2 percent in the third quarter of 2013 due to foreign currency translation. The sales change for the third quarter of 2013, excluding acquisitions and foreign currency translation, was an increase of $10.6 million or about 5 percent.

(In millions)	Q3 2013	Q3 2012	2013 v 2012
	Net Sales
Water Systems	$197.9	$189.8	$8.1
Fueling Systems	51.9	47.8	4.1
Consolidated	$249.8	$237.6	$12.2

Net Sales-Water Systems
Water Systems revenues were $197.9 million in the third quarter 2013, an increase of $8.1 million or about 4 percent versus the third quarter 2012. Sales from businesses acquired since the third quarter of 2012 were $2.3 million or 1 percent. Water Systems sales were reduced by $4.4 million or about 2 percent in the quarter due to foreign currency translation. Water Systems sales growth, excluding acquisitions and foreign currency translation, was 5 percent.

Water Systems sales in the U.S. and Canada represented 42 percent of consolidated sales and grew by about 5 percent compared to the prior year. Mobile dewatering pumps and residential and light commercial wastewater pumps sales grew by over 25 percent versus the third quarter 2012. This growth more than offset a decline in sales of ground water pumping equipment. During the third quarter 2012, severe drought conditions resulted in unusually heavy shipments of groundwater pumping equipment.

Water Systems sales in the Middle East and Africa were about 13 percent of consolidated sales and grew by about 11 percent compared to the third quarter 2012. Excluding acquisitions and the impact of foreign currency translation, sales were up about 18 percent compared to the third quarter 2012. The third quarter sales growth was strongest in Southern Africa with sales in South Africa, Botswana, and Namibia growing organically in excess of 25 percent. Sales to the Middle Eastern and Northern African markets grew organically by 12 percent compared to the third quarter prior year driven primarily by growing demand for Franklin pumping equipment used in large agricultural irrigation projects.

Water Systems sales in Latin America were about 12 percent of consolidated sales for the third quarter and were up about 2 percent compared to the third quarter of the prior year. Excluding acquisitions and the impact of foreign currency translation, Latin American sales were up about 8 percent compared to the third quarter 2012. The sales growth in Latin America was driven in large part by strong sales in Brazil, where organic growth excluding the impact of foreign currency translation increased by 23 percent versus the third quarter 2012. Expanded distribution and the introduction of new products drove the revenue gains in Brazil. The strong performance in Brazil was partially offset by reduced sales in Venezuela as the Company’s customers in that country are having difficulty obtaining U.S. dollars to pay for the importation of Franklin pumps and motors. During the third quarter the Company opened a new distribution center in Bogota, Colombia.

Water Systems sales in Europe were about 7 percent of consolidated sales and grew by about 11 percent compared to the third quarter 2012. Excluding acquisitions and the impact of foreign currency translation, European sales increased about 8 percent compared to the third quarter 2012. Sales in Europe were particularly strong in 4 inch groundwater pumps and motors that are used in residential and light commercial applications as well as in smaller irrigation installations. The Company is expanding distribution for the Vertical branded line of stainless steel pumps. Sales also benefited from growing demand for Pioneer mobile dewatering systems in Europe.

Water Systems sales in the Asia Pacific region were 5 percent of consolidated sales and decreased by about 20 percent compared to the third quarter prior year. Excluding acquisitions and the impact of foreign currency translation, Asia Pacific sales were down about 16 percent compared to the third quarter 2012. Nearly all of the decline in Asia Pacific was in the Southeast Asia region. Through June 2013, year to date sales in the Southeast Asia region were up 38 percent compared to the prior year, however third quarter sales in the region declined by 24 percent. Given the extraordinary sales growth experienced in South East Asia during the first half of the year, the Company believes the third quarter decline in orders is the result of several large distributors in the region adjusting inventory levels.

Net Sales-Fueling Systems
Fueling Systems sales were $51.9 million in the third quarter 2013, an increase of $4.1 million or about 9 percent versus the third quarter 2012 sales of $47.8 million. Sales from businesses acquired since the third quarter of 2012 were $3.0 million or about 6 percent. Fueling Systems sales increased by $0.7 million or about 2 percent in the quarter due to the impact of foreign currency translation. Fueling Systems sales growth, excluding acquisitions and foreign currency translation, was about 1 percent.

The third quarter Fueling Systems sales growth in developing regions was about 8 percent versus the same period of 2012. Fueling Systems sales in Latin America grew by 30 percent and sales in China grew by 25 percent during the third quarter. Filling station owners in these regions are continuing to migrate to the Franklin pressure pumping system in order to accommodate larger stations, pump at higher speeds, and reduce installation and maintenance costs. The Company is also achieving strong sales gains for fuel management and dispensing systems in these regions. Fueling Systems sales growth in Latin America and China was offset by a decline of sales in India. Starting in the third quarter last year and ending in the second quarter 2013, the Company had shipped large tender orders to two of the major Indian oil companies. Fueling Systems sales in the U.S. and Canada grew by about 6 percent during the quarter with all of the sales growth coming from the Flexing product line that was acquired in the fourth quarter 2012.

Cost of Sales
Cost of sales as a percent of net sales for both the third quarter of 2013 and 2012 was 65.2 percent. Correspondingly, the gross profit margin for both third quarters was 34.8 percent. The gross profit margin improvement from fixed costs leverage on higher sales was completely offset by higher raw material and other variable costs.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $48.4 million in the third quarter of 2013 compared to $49.0 million from the third quarter of prior year, a decrease of $0.6 million or about 1 percent. In the third quarter of 2013, increases in SG&A attributable to acquisitions were $0.7 million. SG&A expenses in the third quarter of 2013 were offset by a $1.6 million adjustment from the reversal of a reserve for legal claims established in prior years that were favorably resolved in the third quarter.

Restructuring Expenses
Restructuring expenses for the third quarter of 2013 were $0.8 million or about $0.01 diluted earnings per share. Restructuring expenses for the third quarter 2013 included $0.6 million of expenses primarily related to relocation to the new corporate headquarters and engineering center in Fort Wayne, Indiana, and $0.2 million other restructuring costs related to continued manufacturing realignments and integration costs of the previously announced Flexing acquisition in Franklin Fueling Systems. Restructuring expenses for the third quarter of 2012 were $0.1 million and had no impact on diluted earnings per share. Restructuring expenses in the third quarter of 2012 were related to the Oklahoma City, Oklahoma facility.

Operating Income
Operating income was $37.7 million in the third quarter of 2013, up $4.2 million or 13 percent from $33.5 million for the third quarter 2012.

(In millions)	Q3 2013	Q3 2012	2013 v 2012
	Operating income (loss)
Water Systems	$36.0	$35.1	$0.9
Fueling Systems	14.0	11.4	2.6
Other	(12.3)	(13.0)	0.7
Consolidated	$37.7	$33.5	$4.2

There were a number of specific items in the third quarter of 2013 and 2012 that impacted operating income that were not operational in nature.  In 2013 they were as follows:

•
In the third quarter of 2013, there was $0.8 of restructuring charges; $0.6 million primarily related to relocation to the new Corporate headquarters and engineering center in Fort Wayne, Indiana and $0.2 million related to other restructuring costs related to continued manufacturing realignments and integration costs of the previously announced Flexing acquisition by Franklin Fueling Systems.

•
The third quarter of 2013 included $1.6 million of benefit from the reversal of a reserve for legal claims established in prior years that was favorably resolved in the third quarter in Franklin Fueling Systems.

•	The third quarter of 2013 included $0.1 million in other miscellaneous costs related to pending acquisitions.

In 2012 they were as follows:

•	In the third quarter of 2012, there was $0.1 million of restructuring charges.

•	The third quarter of 2012 included $0.1 million of other miscellaneous costs related to pending acquisitions.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the Third Quarter 2013
	Water	Fueling	Other	Consolidated
Reported Operating Income	$36.0	$14.0	$(12.3)	$37.7
% Operating Income To Net Sales	18.2%	27.0%		15.1%

Non-GAAP Adjustments:
Restructuring	$0.7	$0.1	$—	$0.8
Legal matters	$—	$(1.6)	$—	$(1.6)
Acquisition related items	$0.1	$—	$—	$0.1
Operating Income after Non-GAAP Adjustments	$36.8	$12.5	$(12.3)	$37.0
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	18.6%	24.1%		14.8%

	For the Third Quarter 2012
	Water	Fueling	Other	Consolidated
Reported Operating Income	$35.1	$11.4	$(13.0)	$33.5
% Operating Income To Net Sales	18.5%	23.8%		14.1%

Non-GAAP Adjustments:
Restructuring	$0.1	$—	$—	$0.1
Legal matters	$—	$—	$—	$—
Acquisition related items	$0.1	$—	$—	$0.1
Operating Income after Non-GAAP Adjustments	$35.3	$11.4	$(13.0)	$33.7
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	18.6%	23.8%		14.2%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $36.8 million in the third quarter 2013, an increase of 4 percent versus the third quarter 2012. The third quarter operating income margin after non-GAAP adjustments was 18.6 percent and was flat compared to the third quarter of 2012.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $12.5 million in the third quarter of 2013 compared to $11.4 million after non-GAAP adjustments in the third quarter of 2012, an increase of 10 percent. The third quarter operating income margin after non-GAAP adjustments was 24.1 percent and increased by 30 basis points compared to the 23.8 percent of net sales in the third quarter 2012. This profit improvement can be attributed primarily to fixed costs leverage on higher sales and lower raw material cost, partially offset by higher direct labor and other variable conversion costs during the quarter.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses decreased primarily due to lower systems expenses.

Interest Expense
Interest expense for the third quarter of 2013 and 2012 was $2.7 million and $2.4 million, respectively. The increase was primarily due to increased debt.

Other Income or Expense
Other income was $0.3 million in the third quarter of 2013 and $0.4 million in the third quarter of 2012.  Included in other income for the third quarter of 2013 was interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities. Included in other income for the third quarter of 2012 was interest income of $0.4 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the third quarter of 2013 of $0.5 million. The loss was primarily due to rate changes in the euro and Czech koruna relative to the U.S. dollar.  Foreign currency-based transactions produced a loss for the third quarter of 2012 of $0.9 million. The loss was primarily due to rate changes in the euro, Turkish lira, Czech koruna and Mexican peso relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the third quarter of 2013 and 2012 was $9.6 million and $8.7 million, respectively. The tax rate as a percentage of pre-tax earnings for both the third quarter of 2013 and 2012 was about 28 percent. The effective tax rate before the impact of discrete events for the third quarter of 2013 was also about 28 percent, which is a reasonable estimate of the full year 2013 rate. The projected tax rate is consistent with the 2012 tax rate and lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the third quarter of 2013 was $25.3 million compared to 2012 third quarter net income of $22.0 million.  Net income attributable to Franklin Electric Co., Inc. for the third quarter of 2013 was $25.1 million, or $0.51 per diluted share, compared to 2012 third quarter net income attributable to Franklin Electric Co., Inc. of $21.9 million or $0.46 per diluted share. Earnings after non-GAAP adjustments for the third quarter of 2013 were $24.4 million, or $0.50 per diluted share, compared to the prior year third quarter earnings after non-GAAP adjustments of $22.1 million or $0.46 per diluted share.

There were specific items in the third quarter of 2013 and 2012 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the Third Quarter
(in millions)	2013	2012	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$25.1	$21.9	15%
Allocated Undistributed Earnings	$(0.3)	$—
Adjusted Earnings for EPS Calculation	$24.8	$21.9	13%

Non-GAAP adjustments (before tax):
Restructuring	$0.8	$0.1
Legal matters	$(1.6)	$—
Acquisition related items	$0.1	$0.1

Non-GAAP adjustments, net of tax:
Restructuring	$0.5	$0.1
Legal matters	$(1.0)	$—
Acquisition related items	$0.1	$0.1
Earnings after Non-GAAP Adjustments	$24.4	$22.1	10%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Third Quarter
(in millions except Earnings Per Share)	2013	2012	Change
Average Fully Diluted Shares Outstanding	48.2	47.9	1%
Fully Diluted Earnings Per Share ("EPS") Reported	$0.51	$0.46	11%
Restructuring Per Share, net of tax	$0.01	$—
Legal matters Per Share, net of tax	$(0.02)	$—
Acquisition related items Per Share, net of tax	$—	$—

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.50	$0.46	9%

First Nine Months of 2013 vs. First Nine Months of 2012

OVERVIEW
Sales and adjusted earnings in the first nine months of 2013 were up from the same period last year.  The sales increase was attributable to the Company's acquisitions, as well as, sales volume and price increases, and was partially offset by the impact of foreign currency translation. The Company's consolidated gross profit was $255.5 million for the first nine months of 2013, an increase of $22.3 million or about 10 percent from the first nine months of 2012. The gross profit as a percent of net sales increased 70 basis points to 34.7 percent in 2013 from 34.0 percent in the first nine months of 2012. The gross profit margin increase was due to lower raw material and direct labor costs, plus fixed cost leverage on higher sales. The Company completed a 2-for-1 stock split on March 18, 2013, and all EPS amounts are presented on a post-split basis.

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

RESULTS OF OPERATIONS

Net Sales
Net sales in the first nine months of 2013 were $735.8 million, an increase of $49.6 million or about 7 percent compared to 2012 first half sales of $686.2 million.  The incremental impact of sales from acquired businesses was $27.4 million or about 4 percent.  Sales revenue decreased by $10.3 million or about 2 percent in the first nine months of 2013 due to foreign currency translation. The sales change in the first nine months of 2013, excluding acquisitions and foreign currency translation, was an increase of $32.5 million or about 5 percent.

(In millions)	YTD September 28, 2013	YTD September 29, 2012	2013 v 2012
	Net Sales
Water Systems	$588.1	$557.5	$30.6
Fueling Systems	147.7	128.7	19.0
Consolidated	$735.8	$686.2	$49.6

Net Sales-Water Systems
Water Systems sales were $588.1 million in the first nine months of 2013, an increase of $30.6 million or about 5 percent versus the first nine months of 2012. The incremental impact of sales from acquired businesses was $18.4 million or about 3 percent. Foreign currency translation rate changes decreased sales $11.1 million, or about 2 percent, compared to sales in the first nine months of 2012. The Water Systems sales change in the first nine months of 2013, excluding acquisitions and foreign currency translation, was an increase of $23.3 million or about 4 percent.

Water Systems sales in the U.S. and Canada were 42 percent of consolidated sales and grew by 7 percent compared to the first nine months of 2012. The incremental impact of sales from acquired businesses was $17.2 million or about 6 percent.  Sales revenue decreased by $0.5 million in the first nine months of 2013 due to foreign currency translation. The sales change in the first nine months of 2013, excluding acquisitions and foreign currency translation, was an increase of $4.4 million or about 1 percent.

Leading the Company's growth in the U.S. and Canada were sales of mobile dewatering pumps and residential and light commercial wastewater pumps sales which grew by 12 percent versus the first nine months of 2012. These sales gains were offset by a reduction in the sales of pumping systems for residential and light commercial ground water applications. The sales reduction is attributable to a slowdown in demand compared to 2012. During 2012 severe drought conditions resulted in unusually heavy shipments of groundwater pumping equipment.

Water Systems sales in Latin America were about 12 percent of consolidated sales for the first nine months and grew by 3 percent compared to the prior year first nine months.  Sales revenue decreased by $4.7 million or about 5 percent in the first nine months of 2013 due to foreign currency translation. The sales change in the first nine months of 2013, excluding acquisitions and foreign currency translation, was an increase of $7.7 million or about 9 percent. The first nine months year-on-year sales increase in Brazil, in local currency, was 24 percent. The sales growth in Brazil is a result of increasing demand for Franklin submersible pumps and motors, customer acceptance of the many product line upgrades that have been implemented over the past two years, and general market conditions

Water Systems sales in the Middle East and Africa were about 12 percent of consolidated sales and increased by about 3 percent compared to the first nine months of 2012. Water Systems sales in the Middle East and Africa were reduced by $5.1 million or about 6 percent in the quarter due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, sales were up about 9 percent compared to the first nine months of 2012. Sales in the Gulf region increased by about 22 percent as the governments in both Saudi Arabia and the UAE are supporting investments in groundwater based irrigation projects. Sales in Botswana and Zambia increased in the first nine months of 2013 offsetting lower sales in South Africa driven entirely by the weakening of the South African rand to the U.S. dollar.

Water Systems sales in Europe were about 8 percent of consolidated sales and grew by about 6 percent compared to the first nine months of 2012. The incremental impact of sales from acquired businesses was $0.8 million or about 1 percent.  Sales revenue increased by $0.3 million or less than 1 percent in the first nine months of 2013 due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, European sales increased about 4 percent compared to the first nine months of 2012. The first nine months of 2013 was impacted by sluggish demand growth for the Company’s products across Southern Europe due to the generally weak economic conditions in that region, however sales in Western and Eastern Europe grew by 15 percent.

Water Systems sales in the Asia Pacific region were 6 percent of consolidated sales and were flat compared to the first nine months of the prior year. The incremental impact of sales from acquired businesses was $0.3 million or about 1 percent.  Sales revenue decreased by $1.1 million or about 2 percent in the first nine months of 2013 due to foreign currency translation. The sales change in the first nine months of 2013, excluding acquisitions and foreign currency translation, was an increase of $1.0 million or about 2 percent. Over the past several years the Company has focused on building a strong distribution network in Southeast Asia and those efforts are paying off. Most of the Asia Pacific sales growth occurred in Thailand, Singapore and Indonesia as populations in these regions are increasingly turning to groundwater sources for their fresh water requirements. The first nine months year-on-year sales increase in Australia was about 15 percent and sales in Japan and Taiwan decreased about 10 percent.

Net Sales-Fueling Systems
Fueling Systems sales were $147.7 million or about 20 percent of consolidated sales in the first nine months of 2013 and increased $19.0 million or about 15 percent from the first nine months of 2012. The incremental impact of sales from acquired businesses was $9.0 million or about 7 percent. Foreign currency translation rate changes increased sales $0.8 million or about 1 percent compared to sales in the first nine months of 2012. The Fueling Systems sales change in the first nine months of 2013, excluding acquisitions and foreign currency translation, was an increase of $9.2 million or about 7 percent.

This growth was driven primarily by sales increases in developing markets, which grew by 25 percent compared to the nine months of the prior year, as customers outside North America continue to invest in the Company’s pressure pumping systems for transferring gasoline from underground tanks. As well, adoption of the Company’s electronic fuel management products is increasing among international customers. Fueling sales in the U.S. and Canada were flat to prior year.

Cost of Sales
Cost of sales as a percent of net sales for the first nine months of 2013 and 2012 was 65.3 percent and 66.0 percent, respectively. Correspondingly, the gross profit margin was 34.7 percent and 34.0 percent for both the first nine months of the year. The Company's consolidated gross profit was $255.5 million for the first nine months of 2013, up $22.3 million from the gross profit of $233.2 million in the first nine months of 2012. The gross profit margin increase was due to lower raw material and direct labor costs, plus fixed cost leverage on higher sales.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $151.7 million in the first nine months of 2013 and increased by $10.6 million or about 8 percent in the first nine months of 2013 compared to the first nine months of last year. The increase was primarily due to SG&A expenses of businesses acquired. In the first nine months of 2013, increases in SG&A expenses attributable to acquisitions were $5.6 million or about 4 percent. Additional increases in SG&A cost during the first nine months of 2013 resulted from increased cost for marketing and selling-related expenses of $3.6 million and higher RD&E expenses of $1.2 million. These costs increased to support the integration of the Cerus product line, the launch of the Company’s pump rental initiative, the commercialization of the Company’s new artificial lift product offering and opening new product distribution centers. SG&A expenses in the first nine months of 2013 were offset by $1.6 million for an adjustment from the reversal of a reserve for legal claims established in prior years that were favorably resolved in the third quarter.

Restructuring Expenses
Restructuring expenses for the first nine months of 2013 were $2.2 million and reduced diluted earnings per share by approximately $0.03. Restructuring expenses in the first nine months of 2013 were severance costs and expenses related to relocation to the new Corporate headquarters and engineering center in Fort Wayne, Indiana. There were $0.1 million of restructuring expenses in the first nine months of 2012.

Operating Income
Operating income was $101.6 million in the first nine months of 2013, up $9.6 million from $92.0 million in the first nine months of 2012.

(In millions)	YTD September 28, 2013	YTD September 29, 2012	2013 v 2012
	Operating income (loss)
Water Systems	$107.3	$102.0	$5.3
Fueling Systems	31.1	26.0	5.1
Other	(36.8)	(36.0)	(0.8)
Consolidated	$101.6	$92.0	$9.6

There were specific items in the first nine months of 2013 and 2012 that impacted operating income that were not operational in nature.

In the first nine months of 2013 they were as follows:

•
In the first nine months of 2013, there were $2.2 million of restructuring charges. Restructuring expenses were primarily severance expenses of $1.1 million, $0.1 million in other miscellaneous manufacturing realignment activities, and $1.0 million related to relocation to the new corporate headquarters and engineering center in Fort Wayne, Indiana.

•
The first nine months of 2013 included a net $1.1 million of benefit from the $1.6 million reversal of a reserve for legal claims established in prior years that was favorably resolved in the third quarter of 2013, offset by $0.5 million of legal fees incurred by Franklin Fueling Systems.

•	The first nine months of 2013 included $0.1 million in other miscellaneous costs related to pending acquisitions.

In the first nine months of 2012 they were as follows:

•	In the first nine months of 2012, there was $1.3 million of costs related to the Pioneer acquisition that was considered non-operational.

•	The first nine months of 2012 included $0.1 million of restructuring costs.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the Nine Months of 2013
	Water	Fueling	Other	Consolidated
Reported Operating Income	$107.3	$31.1	$(36.8)	$101.6
% Operating Income To Net Sales	18.2%	21.1%		13.8%

Non-GAAP Adjustments:
Restructuring	$1.7	$0.5	$—	$2.2
Legal matters	$—	$(1.1)	$—	$(1.1)
Acquisition related items	$0.1	$—	$—	$0.1
Operating Income after Non-GAAP Adjustments	$109.1	$30.5	$(36.8)	$102.8
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	18.6%	20.6%		14.0%

	For the Nine Months of 2012
	Water	Fueling	Other	Consolidated
Reported Operating Income	$102.0	$26.0	$(36.0)	$92.0
% Operating Income To Net Sales	18.3%	20.2%		13.4%

Non-GAAP Adjustments:
Restructuring	$0.1	$—	$—	$0.1
Legal matters	$—	$—	$—	$—
Acquisition related items	$1.3	$—	$—	$1.3
Operating Income after Non-GAAP Adjustments	$103.4	$26.0	$(36.0)	$93.4
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	18.5%	20.2%		13.6%

Operating Income-Water Systems
Water Systems operating income after non-GAAP adjustments was $109.1 million in the first nine months of 2013, an increase of about 6 percent versus the first nine months of 2012. The first nine months operating income margin after non-GAAP adjustments was 18.6 percent and increased by 10 basis points compared to the first nine months of 2012. This increased profitability was primarily the result of lower raw material, direct labor and variable costs, partially offset by higher cost for key growth initiatives of the Company. These initiatives include the startup of a pump rental business in the United Kingdom, opening four new distribution centers in developing regions, sales and marketing costs for the new artificial lift product line and the rollout of the Franklin Control Systems high horsepower drive and control products through the U.S. Water Systems distribution channel.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $30.5 million in the first nine months of 2013 compared to $26.0 million after non-GAAP adjustments in the first nine months of 2012, an increase of 17 percent. The first nine months operating income margin after non-GAAP adjustments was 20.6 percent and increased by 40 basis points compared to the 20.2 percent of net sales in the first nine months of 2012 due to sales growth and expense control.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due to increases in higher performance-based and stock-based compensation expenses.

Interest Expense
Interest expense for the first nine months of 2013 and 2012 was $7.8 million and $7.3 million, respectively. The increase was primarily due to increased debt. The Company has capitalized interest for its various building projects of about $0.8 million for the first nine months of 2013. The Company also capitalized interest of about $0.3 million during the full year 2012.

Other Income or Expense
Other income or expense was a gain of $1.1 million in the first nine months of 2013 and a gain of $14.4 million in the first nine months of 2012.  Included in other income in the first nine months of 2013 was interest income of $1.1 million, primarily derived from the investment of cash balances in short-term securities.

Included in other income in the first nine months of 2012 was a one-time gain on the PPH transaction of $12.2 million. The gain on the original investment in PPH was the result of a new enterprise valuation of the PPH entity at the time of the incremental acquisition that was greater than the book value of the equity investment in PPH. Also included in other income was income from equity investments of $0.6 million and interest income of $1.9 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first nine months of 2013 of $1.2 million, primarily due to the euro, South African rand and Canadian dollar relative to the U.S. dollar.  Foreign currency-based transactions produced a loss in the first nine months of 2012 of $1.6 million, primarily due to the Mexican peso, Czech koruna, the British pound and the euro relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the first nine months of 2013 and 2012 was $24.4 million and $27.1 million, respectively. The tax rate as a percentage of pre-tax earnings for the first nine months of 2013 was about 26 percent, a decrease of about 200 basis points from the first nine months of 2012 tax rate of about 28 percent, primarily due the completion of income tax audits and the favorable resolution of matters previously under review. The effective tax rate before the impact of discrete events for the first nine months of 2013 was about 28 percent, which is a reasonable estimate of the full year 2013 rate. The projected tax rate is consistent with the 2012 tax rate and lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the first nine months of 2013 was $69.4 million compared to 2012 first nine months net income of $70.4 million.  Net income attributable to Franklin Electric Co., Inc. for the first nine months of 2013 was $68.7 million, or $1.41 per diluted share, compared to 2012 first nine months net income attributable to Franklin Electric Co., Inc. of $69.7 million or $1.46 per diluted share. Earnings after non-GAAP adjustments for the first nine months of 2013 were $68.5 million, or $1.43 per diluted share, compared to the prior year first nine months earnings after non-GAAP adjustments of $61.8 million or $1.29 per diluted share.

There were specific items in the third quarter of 2013 and 2012 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the First Nine Months
(in millions)	2013	2012	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$68.7	$69.7	(1)%
Allocated Undistributed Earnings	$(0.9)	$—
Adjusted Earnings for EPS Calculation	$67.8	$69.7	(3)%

Non-GAAP adjustments (before tax):
Restructuring	$2.2	$0.1
Legal matters	$(1.1)	$—
Acquisition related items	$0.1	$1.3
Gain on Pioneer Investment	$—	$(12.2)

Non-GAAP adjustments, net of tax:
Restructuring	$1.3	$0.1
Legal matters	$(0.7)	$—
Acquisition related items	$0.1	$0.9
Gain on Pioneer Investment	$—	$(8.9)
Earnings after Non-GAAP Adjustments	$68.5	$61.8	11%

Earnings Per Share Before and After Non-GAAP Adjustments	For the First Nine Months
(in millions except Earnings Per Share)	2013	2012	Change
Average Fully Diluted Shares Outstanding	48.1	47.8	1%
Fully Diluted Earnings Per Share ("EPS") Reported	$1.41	$1.46	(3)%
Restructuring Per Share, net of tax	$0.03	$—
Legal matters Per Share, net of tax	$(0.01)	$—
Acquisition related items Per Share, net of tax	$—	$0.02
Gain on Pioneer Investment Per Share, net of tax	$—	$(0.19)

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$1.43	$1.29	11%

CAPITAL RESOURCES AND LIQUIDITY

Overview
The Company's primary sources of liquidity are cash on hand, cash flows from operations and long-term debt funds available.

On December 31, 2012, the Company, Allen County, Indiana, and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project).” The aggregate principal amount of the Project Bonds issued and authenticated was limited to $25.0 million. The Company then borrowed the proceeds under the Project Bonds through the issuance of Project Notes to partially finance the cost of acquisition, construction, installation and equipping of the new Global Corporate Headquarters and Engineering Center of Excellence. The Project Notes (tax increment financing debt) bear interest at 3.6 percent per annum. Interest and principal balance of the Project Notes are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10, 2033. The use of the proceeds from the Project Notes was limited to assist the financing of the new Global Corporate Headquarters and Engineering Center of Excellence.

The Company also has an amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with $150.0 million of notes issued thereunder beginning to mature in 2015. The Company has no scheduled principal payments under the Prudential Agreement until 2015 at which time it amortizes for 5 years at an amount of $30.0 million per year. As of September 28, 2013, the Company had $50.0 million borrowing capacity under the Prudential Agreement.
In addition, the Company has a committed, unsecured, revolving credit agreement maturing on December 14, 2016 (the “Agreement”) in the amount of $150.0 million. As of September 28, 2013, the Company had $145.7 million borrowing capacity under the Agreement as $4.3 million in letters of credit were outstanding and undrawn.
The Agreement, the Prudential Agreement, and the tax increment financing debt contain customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Agreement, the Prudential Agreement, and the tax increment financing debt, but only if the Company is defaulting on an obligation exceeding $10.0 million. As of September 28, 2013, the Company was in compliance with all covenants. Volatility in the financial and credit markets due to global financial events within the past 5 years has generally not adversely impacted the liquidity of the Company and the Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
At September 28, 2013, the Company had $118.1 million of cash on hand at various locations worldwide. Approximately 50 percent of the cash on hand was in the U.S. and readily accessible. Another approximately 30 percent was in Germany, Italy, and the Czech Republic combined, and then another 20 percent was in Mexico, Brazil, and other locations combined. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Cash investments worldwide are invested according to a written policy and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority. Also, historically the Company has generally sourced inputs and sold outputs both in the local currency of operations on a country by country basis, thereby insulating local cash balances from currency volatility.
Operating Activities
Net cash provided by operating activities was $55.0 million for the nine months ended September 28, 2013, compared to $26.1 million for the nine months ended September 29, 2012. Cash from operations increased in the current period compared to the same period in the prior year primarily related to an increase in earnings in 2013 compared to 2012, after excluding the 2012 one-time non-cash gain on the PPH equity investment, and changes in receivables and inventories, which were a $45.8 million use of cash for the nine months ended September 28, 2013, compared to a $57.4 million use of cash for the same period in the prior year.

Investing Activities
Net cash used in investing activities was $52.6 million for the nine months ended September 28, 2013, compared to $71.9 million for the nine months ended September 29, 2012. The first nine months of 2013 includes additions to property, plant and equipment for the Global Corporate Headquarters and Engineering Center of Excellence project, which was substantially completed in the third quarter, and the new manufacturing facility in Brazil, whereas the primary use of cash in the first nine months of 2012 was the $54.1 million of cash paid for the acquisitions of PPH and Cerus. In evaluating potential future acquisitions that impact cash from investing, the Company reviews opportunities with an emphasis on increasing global distribution and also with an emphasis on adding complementary product lines that can be effectively marketed through existing global distribution.

Financing Activities
Net cash provided by financing activities was $14.1 million for the nine months ended September 28, 2013, compared to a use of cash of $13.1 million for the nine months ended September 29, 2012. Cash provided from financing activities increased in the current period compared to the same period in the prior year primarily related to the proceeds from the Project Bonds of $25.0 million received early in 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company's exposure to market risk during the third quarter and nine months ended September 28, 2013. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for the plan. The Company did not repurchase any shares under the plan during the third quarter of 2013. The maximum number of shares that may still be purchased under the Company plan as of September 28, 2013, is 1,112,713.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibits are set forth in the Exhibit Index located on page 39.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: November 7, 2013	By	/s/ R. Scott Trumbull
R. Scott Trumbull
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRD QUARTER ENDED SEPTEMBER 28, 2013

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