Form 10-K
period 2013-12-28
FRANKLIN ELECTRIC CO INC
filed 2014-02-26
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at June 29, 2013 (the last business day of the registrant’s most recently completed second quarter) was $1,561,811,852.  The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant's 401(k) Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 13, 2014:
47,687,521 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2014 (Part III).

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

The Company entered the artificial lift market over the past two years leveraging their knowledge of customer needs and technical solutions for pumping groundwater and hydrocarbon liquids out of oil and gas wells.  Innovation and superior quality provided the means to successfully install test units in North America, Australia, and Africa in 2013.  The initial results are providing opportunities with those companies as well as others including entering the China market with sustained business in 2014.

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

Business Segments and Products
Segment and geographic information appears in Note 17, “Segment and Geographic Information,” to the consolidated financial statements.

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

The Water Systems business has grown from a domestic submersible motor manufacturer to a global manufacturer of systems and components for the movement of water and automotive fuels. Highlights of the Water Systems business transformation, from its origins to the present, are as follows:

•	1950s - Domestic submersible motor manufacturer

•	1990s - Global manufacturer of submersible motors, electronic drives and controls selling to pump OEMs

•	2004 - Began to change the business model to include pumps and sell directly to wholesale distributors

•	2006 - Added adjacent pumping systems, acquired Little Giant Pump Company

•	2007 - Expanded globally, acquired Pump Brands (Pty) Limited, South Africa

•	2008 - Continued global expansion, acquired Industrias Schneider SA, Brazil

•	2009 - International acquisition, Vertical, S.p.A., Italy

•	2011 - International acquisition, Impo Motor Pompa Sanayi ve Ticaret A.S.

•	2012 - Additional purchase of Pioneer Pump Holdings, Inc. ("PPH"), bringing total ownership to 70.5%

Water Systems products are sold in highly competitive markets. Water Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The Company's principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc., and Xylem, Inc.

2013 Water Systems research and development expenditures were primarily related to the following activities:

•	Development of electric drives and controls for water systems

•	Artificial Lift drive and control system

•	Centrifugal pumps for agricultural applications

•	Pumping system energy efficient improvements

•	Submersible motor technology

•	New world-class Engineering Laboratory to provide expanded capability for product development

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

2013 Fueling Systems research and development expenditures were primarily related to the following activities:

•	Overfill prevention valve to monitor filling of underground tanks

•	New probes and sensors for fuel management monitoring

•	Software enhancements to automatic tank gauges

•	New and improved containment sumps and accessories to ensure water tight operation

Research and Development
The Company incurred research and development expense as follows:

(In millions)	2013	2012	2011
Research and development expense	$16.8	$9.9	$8.2

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

Raw Materials
The principal raw materials used in the manufacture of the Company’s products are coil and bar steel, stainless steel, copper wire, and aluminum ingot. Major components are electric motors, capacitors, motor protectors, forgings, gray iron castings, and bearings. Most of these raw materials are available from multiple sources in the United States and world markets.

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

Employees
The Company employed approximately 4,400 persons at the end of 2013.

Major Customers
No single customer accounted for over 10 percent of net sales in 2013, 2012, or 2011. No single customer accounted for over 10 percent of gross accounts receivable in 2013 or 2012.

Backlog
The dollar amount of backlog by segment was as follows:

(In millions)	February 13, 2014	February 12, 2013
Water Systems	$66.8	$49.9
Fueling Systems	21.3	14.7
Consolidated	$88.1	$64.6

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2014.  The Company’s sales in the first quarter are generally less than its sales in other quarters due to generally less water well drilling and overall product sales during the winter months in the northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

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

Reduced housing starts adversely affect demand for the Company’s products, thereby reducing revenues and earnings.  Demand for certain Company products is affected by housing starts. Variation in housing starts due to economic volatility both within the United States and globally could adversely impact gross margins and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintains its principal executive offices in Fort Wayne, Indiana (owned).

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

Manufacturing plants or primary distribution centers in the Fueling Systems segment are located in China (leased), Germany (leased), and the United States.  Within the United States, significant manufacturing facilities are located in Madison, Wisconsin (leased) and Saco, Maine (owned).

The Company also maintains leased warehouse facilities in Fresno, California; Sanford, Florida; Laredo, Texas; Winnipeg, Manitoba, Canada; and Bolton, Ontario, Canada.

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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  CARB has noticed an appeal from that judgment.

An Amended Judgment, awarding the Company $71,000 in costs was entered on January 22, 2014.

Neither of these suits have had any effect on CARB's certification of the Company's EVR System or any other products of the Company or its subsidiaries, and did not interfere with continuing sales.  CARB has never decertified the Company's EVR System and has never proposed to do so.

ITEM 4. MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of December 28, 2013, are as follows:

Name	Age	Position Held	Period Holding Position
R. Scott Trumbull	65	Chairman of the Board of Directors and Chief Executive Officer	2003 - present
Gregg C. Sengstack	55	President and Chief Operating Officer	2011 - present
		Senior Vice President and President, Fueling and International Water Group	2005 - 2011
Robert J. Stone	49	Senior Vice President and President, International Water Systems	2012 - present
		Senior Vice President and President, Americas Water Systems Group	2007 - 2012
Daniel J. Crose	65	Vice President, Global Water Product Supply	2011 - present
		Vice President, Water Supply	2010 - 2011
		Vice President and Director, North American Operations	2003 - 2010
DeLancey W. Davis	48	Vice President and President, North America Water Systems	2012 - present
		Vice President and President, US/Canada Business Unit	2011 - 2012
		Vice President and President, US/Canada Commercial Business Unit	2010 - 2011
		Vice President and Director of Americas Water Systems	2008 - 2010
John J. Haines	50	Vice President, Chief Financial Officer, and Secretary	2008 - present
Thomas J. Strupp	60	Vice President, Global Human Resources	2010 - present
		Vice President and President, Consumer and Specialty Markets Business Unit	2009 - 2010
		Vice President and President, Water Transfer Systems	2008 - 2009
Steven W. Aikman	54	Vice President, Global Water Systems Engineering	2010 - present
		Chief Engineer – Fuel Handling Products, Delphi Corporation, a global supplier for the automotive, computing, communications, energy, and consumer accessories markets	2003 - 2010

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of shareowners of record as of February 13, 2014 was 927. The Company's stock is traded on the NASDAQ Global Select Market under the symbol FELE.

Dividends paid and the price range per common share as quoted by the NASDAQ Global Select Market for 2013 and 2012 were as follows:

	Dividends per Share		Price per Share
	2013	2012	2013		2012
			Low	High	Low	High
1st Quarter	$.0725	$.0675	$31.02	$34.14	$22.77	$26.88
2nd Quarter	.0775	.0725	29.95	35.48	23.22	25.85
3rd Quarter	.0775	.0725	34.83	39.46	24.98	30.93
4th Quarter	.0775	.0725	37.21	45.62	27.38	30.98

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

Issuer Purchases of Equity Securities
The Company did not purchase, under the Company's stock repurchase program, any shares of its common stock during the three months ended December 28, 2013.

Stock Performance Graph
The following graph compares the Company's cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Guggenheim S&P Global Water Index and the Russell 2000 Index. The Company chose to start using the Guggenheim S&P Global Water Index in 2013 as the previously used Palisades U.S. Water Index was decommissioned in early 2013.

Hypothetical $100 invested on January 2, 2009 (fiscal year-end 2008) in Franklin Electric common stock, Guggenheim S&P Global Water Index, and Russell 2000 Index, assuming reinvestment of dividends.

	YE 2008	2009	2010	2011	2012	2013
FELE	$100	$103	$140	$159	$226	$326
Guggenheim S&P Global Water	100	130	147	132	157	195
Russell 2000	100	127	161	155	180	250

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements. The information set forth below is not necessarily indicative of future operations.

Five Year Financial Summary

(In thousands, except per share amounts and ratios)	2013	2012	2011	2010	2009
		(a)	(b)	(c)	(d)
Operations:
Net sales	$965,462	$891,345	$821,077	$713,792	$625,991
Gross profit	331,514	301,664	272,305	230,197	183,555
Interest expense	10,597	10,208	10,502	9,692	9,548
Income tax expense	28,851	32,250	23,412	15,057	10,625
Net income attributable to Franklin Electric Co., Inc.	81,958	82,864	63,099	38,914	23,245
Depreciation and amortization	31,356	28,335	25,295	24,040	25,385
Capital expenditures	67,206	42,062	21,144	12,776	13,889
Balance sheet:
Working capital (e)	$333,880	$283,278	$276,386	$269,793	$237,149
Property, plant, and equipment, net	208,596	171,975	146,409	143,076	147,171
Total assets	1,051,873	976,379	829,530	788,559	726,997
Long-term debt	174,166	150,729	150,000	151,245	151,242
Shareowners’ equity	595,707	514,406	448,135	426,494	396,872
Other data:
Net income attributable to Franklin Electric Co., Inc., to sales	8.5%	9.3%	7.7%	5.5%	3.7%
Net income attributable to Franklin Electric Co., Inc., to average total assets	8.1%	9.2%	7.8%	5.1%	3.2%
Current ratio (f)	3.4	2.9	3.2	3.5	3.9
Number of common shares outstanding	47,715	47,132	46,677	46,514	46,256
Per share:
Market price range
High	$45.62	$30.98	$26.09	$20.90	$17.25
Low	$29.95	$22.77	$16.41	$12.47	$8.56
Net income attributable to Franklin Electric Co., Inc., per weighted average common share	$1.70	$1.76	$1.36	$0.84	$0.50
Net income attributable to Franklin Electric Co., Inc., per weighted average common share, assuming dilution	$1.68	$1.73	$1.33	$0.83	$0.50
Book value (g)	$12.38	$10.78	$9.45	$9.07	$8.52
Dividends per common share	$0.3050	$0.2850	$0.2675	$0.2575	$0.2500

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

(c)	Includes the results of operations of the Company’s wholly owned subsidiary, PetroTechnik Limited, since its acquisition in the third quarter of 2010.

(d)	Includes the results of operations of the Company’s 75% owned subsidiary, Vertical S.p.A., since its acquisition in the first quarter of 2009.

(e)	Working capital = Current assets minus current liabilities.

(f)	Current ratio = Current assets divided by current liabilities.

(g)	Book value = Shareowners’ equity divided by weighted average common shares, assuming full dilution.

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2013 vs. 2012

OVERVIEW
Sales in 2013 increased from the prior year.  Net sales in 2013 were $965.5 million, an increase of about 8 percent compared to 2012 sales of $891.3 million. The sales increase was primarily from sales volume and price increases, as well the Company's acquisitions. Sales increases were partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $331.5 million for 2013, an increase of $29.8 million or about 10 percent from 2012. The gross profit as a percent of net sales increased 50 basis points to 34.3 percent in 2013 from 33.8 percent in 2012. The gross profit margin improvement was due to leveraging fixed costs on higher sales, lower labor and burden costs.  Direct materials as a percentage of sales was unchanged compared to last year. For 2013, diluted earnings per share were $1.68, a decrease of 3 percent compared to 2012 diluted earnings per share of $1.73. Adjusted earnings per share were $1.72, an increase of 10 percent versus the $1.57 adjusted earnings per share in 2012 (see the table below for a reconciliation of the GAAP EPS to the adjusted EPS). The Company completed a 2-for-1 stock split on March 18, 2013 and all EPS amounts are presented on a post-split basis.

RESULTS OF OPERATIONS

Net Sales
Net sales in 2013 were $965.5 million, an increase of $74.2 million or about 8 percent compared to 2012 sales of $891.3 million.  The incremental impact of sales from acquired businesses was $30.1 million or about 3 percent.  Sales revenue decreased by $14.7 million or about 2 percent in 2013 due to foreign currency translation. The sales change in 2013, excluding acquisitions and foreign currency translation, was an increase of $58.8 million or about 7 percent.

	Net Sales
(In millions)	2013	2012	2013 v 2012
Water Systems	$766.4	$715.0	$51.4
Fueling Systems	199.1	176.3	22.8
Consolidated	$965.5	$891.3	$74.2

Net Sales-Water Systems
Water Systems sales were $766.4 million in 2013, an increase of $51.4 million or 7 percent versus 2012. The incremental impact of sales from acquired businesses was $19.0 million or about 3 percent.  Foreign currency translation rate changes decreased sales $16.0 million, or about 2 percent, compared to sales in 2012. The sales change in 2013, excluding acquisitions and foreign currency translation, was an increase of $48.4 million or about 7 percent.

Water Systems sales in the U.S. and Canada were 40 percent of consolidated sales and grew by about 11 percent compared to 2012. Acquisition related sales during 2013 were about $17.2 million. Foreign currency translation rate changes decreased sales $0.9 million compared to sales in 2012. The sales change in 2013, excluding acquisitions and foreign currency translation, was an increase of $22.3 million or about 6 percent. There were three primary drivers for the sales growth in the U.S. and Canada: dewatering equipment, groundwater pumps, and drives and controls, as demand for these three products increased in 2013.

Water Systems sales in Latin America were about 13 percent of consolidated sales for 2013 and grew by about 4 percent compared to the prior year. Foreign currency translation rate changes decreased sales $6.3 million, or about 5 percent, compared to sales in 2012. Excluding foreign currency translation, sales in Latin America grew by about 9 percent during 2013. Most of the sales growth in Latin America occurred in Brazil, and most of the growth in Brazil came from continued growth in demand for the line of 4 inch groundwater pumps and motors that the company launched in Brazil two years ago. In total, sales in Brazil grew organically by 21 percent excluding foreign exchange.

Water Systems sales in the Middle East and Africa were about 12 percent of consolidated sales and increased by about 3 percent compared to 2012. Water Systems sales in the Middle East and Africa were reduced by $7.2 million or about 6 percent in the year due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, sales were up about 9 percent compared to 2012. Sales in the Gulf region increased by about 17 percent as the governments in both Saudi Arabia and the UAE are supporting investments in groundwater based irrigation projects. Sales in Turkey increased by about 10 percent as growing demand for the value line of Impo branded groundwater pumps and motors, produced in the Company’s

Turkish factory, accounted for much of the growth during 2013. Sales in local currency were up in South Africa and Zambia in 2013 offsetting lower sales in Botswana.

Water Systems sales in Europe were about 8 percent of consolidated sales and grew by about 6 percent compared to the prior year. Acquisition related sales during 2013 were about $1 million in Europe, or about 1 percent. Foreign currency translation rate changes had no impact on sales compared to sales in 2012. Excluding acquisitions and foreign currency translation, European sales grew by about 5 percent during 2013 led by growing demand for the Company's Pioneer branded mobile dewatering equipment.

Water Systems sales in the Asia Pacific region were 6 percent of consolidated sales and grew by about 2 percent compared to the prior year. Acquisition related sales during 2013 increased sales by about 1 percent in Asia. Foreign currency translation rate changes decreased sales in 2013 in the Asia Pacific region by about 3 percent. Excluding acquisitions and foreign currency translation, sales grew by about 4 percent during 2013. The year-on-year sales increased 22 percent in Southeast Asia and China, with strong sales in Singapore, Thailand, Philippines, and Indonesia. This growth more than offset a modest decline in sales in the more mature Asian markets including Japan, Korea, and Australia.

Net Sales-Fueling Systems
Fueling Systems sales which represented 21 percent of consolidated sales were $199.1 million in 2013, an increase of $22.8 million or about 13 percent versus 2012. The incremental impact of sales from acquired businesses was $11.1 million or about 6 percent.  Foreign currency translation rate changes increased sales $1.3 million, or about 1 percent, compared to sales in 2012. The sales change in 2013, excluding acquisitions and foreign currency translation, was an increase of $10.4 million or about 6 percent.

Fueling Systems revenue growth was primarily in developing regions where there is an ongoing need for investment in new filling station infrastructure to support the growing number of passenger vehicles on the road. Developing regions represented 30 percent of the Company’s Fueling Systems sales and grew by about 26 percent. Solid sales gains were achieved in fuel containment product lines across most developing regions and for fuel dispensing product lines in China. Fueling Systems sales in more developed markets, like the U.S., Canada, and Europe grew by about 8 percent driven primarily by the Flexing acquisition.

Cost of Sales
Cost of sales as a percent of net sales for 2013 and 2012 was 65.7 percent and 66.2 percent, respectively. Correspondingly, the gross profit margin increased to 34.3 percent from 33.8 percent, a 50 basis point improvement. The gross profit margin improvement was due to leveraging fixed costs on higher sales, lower labor and burden costs, partially offset by higher freight costs.  Direct materials as a percentage of sales was unchanged compared to last year.  The Company's consolidated gross profit was $331.5 million for 2013, up $29.8 million from 2012.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $204.0 million in 2013 and increased by $15.5 million or about 8 percent in 2013 compared to last year. In 2013, increases in SG&A attributable to acquisitions were about $9 million. Additional year over year changes in SG&A costs were increases in marketing and selling-related expenses attributable to sales volume and higher research, development, and engineering expenses.

Restructuring Expenses
Restructuring expenses for 2013 were $3.7 million and reduced diluted earnings per share by approximately $0.05. Restructuring expenses in 2013 included asset write-downs, severance costs and expenses related to relocation to the new corporate headquarters and engineering center in Fort Wayne, Indiana. There were $0.2 million of restructuring expenses in 2012.

Operating Income
Operating income was $123.8 million in 2013, up $10.8 million from $113.0 million in 2012.

	Operating income (loss)
(In millions)	2013	2012	2013 v 2012
Water Systems	$131.3	$124.1	$7.2
Fueling Systems	42.6	36.6	6.0
Other	(50.1)	(47.7)	(2.4)
Consolidated	$123.8	$113.0	$10.8

There were specific items in 2013 and 2012 that impacted operating income that were not operational in nature.  In 2013 there were three such items: $3.7 million of restructuring charges, a $1.0 million net benefit from the reversal of a $1.6 million reserve for legal claims established in prior years offset by $0.6 million of legal fees related to the claim and $0.9 million of acquisition related expenses, primarily professional fees. 2012 included $1.3 million of acquisition related expenses, primarily professional fees, $0.4 million for certain legal matters and $0.2 million for restructuring expenses.

The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of operating income after non-GAAP adjustments and percent operating income to net sales after non-GAAP adjustments to net sales (operating income margin after non-GAAP adjustments).  The Company believes this information helps investors understand underlying trends in the Company's business more easily. The non-GAAP adjustments are for restructuring expenses, reported separately on the income statement, as well as certain legal matters and acquisition related items which are included in SG&A on the income statement.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the Full Year of 2013
	Water	Fueling	Other	Consolidated
Reported Operating Income	$131.3	$42.6	$(50.1)	$123.8
% Operating Income To Net Sales	17.1%	21.4%		12.8%

Non-GAAP Adjustments:
Restructuring	$3.2	$0.5	$—	$3.7
Legal matters	$—	$(1.0)	$—	$(1.0)
Acquisition related items	$0.7	$0.2	$—	$0.9
Operating Income after Non-GAAP Adjustments	$135.2	$42.3	$(50.1)	$127.4
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	17.6%	21.2%		13.2%

	For the Full Year of 2012
	Water	Fueling	Other	Consolidated
Reported Operating Income	$124.1	$36.6	$(47.7)	$113.0
% Operating Income To Net Sales	17.4%	20.8%		12.7%

Non-GAAP Adjustments:
Restructuring	$0.2	$—	$—	$0.2
Legal matters	$—	$0.4	$—	$0.4
Acquisition related items	$1.3	$—	$—	$1.3
Operating Income after Non-GAAP Adjustments	$125.6	$37.0	$(47.7)	$114.9
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	17.6%	21.0%		12.9%

Operating Income-Water Systems

Water Systems operating income, after non-GAAP adjustments, was $135.2 million in 2013, an increase of 8 percent versus 2012. The 2013 and 2012 operating income margin after non-GAAP adjustments was 17.6 percent. The change in profitability was primarily the result of lower direct labor and variable costs, offset by higher cost for key growth initiatives of the Company. These initiatives include the startup of a pump rental business in the United Kingdom, opening four new distribution centers in developing regions, sales and marketing costs for the new artificial lift product line and the rollout of the Franklin Control Systems high horsepower drive and control products through the U.S. Water Systems distribution channel.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $42.3 million in 2013 compared to $37.0 million after non-GAAP adjustments in 2012, an increase of 14 percent. The 2013 operating income margin after non-GAAP adjustments was 21.2 percent and increased by 20 basis points compared to the 21.0 percent of net sales in 2012. This increased profitability was the result of operating leverage.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due to increases related to information technology expenditures for software, telephone and other ERP integration costs as well as higher performance based and stock based compensation expenses.

Interest Expense
Interest expense for 2013 and 2012 was $10.6 million and $10.2 million, respectively.

Other Income or Expense
Other income or expense was a gain of $1.7 million in 2013 and a gain of $14.9 million in 2012. Included in other income or expense in 2013 was interest income of $1.8 million, primarily derived from the investment of cash balances in short-term securities.

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

Foreign Exchange
Foreign currency-based transactions produced a loss for 2013 of $3.3 million, primarily due to the Turkish lira, the euro, South African rand, Brazilian real and Canadian dollar relative to the U.S. dollar, none of which individually were significant.  Foreign currency-based transactions produced a loss for 2012 of $1.7 million, primarily due to the Mexican peso, the euro, South African rand, Brazilian real and Czech koruna relative to the U.S. dollar, none of which individually were significant.

Income Taxes
The provision for income taxes in 2013 and 2012 was $28.9 million and $32.2 million, respectively. The tax rate for 2013 was 25.9 percent and 2012 was 27.8 percent. The effective tax rate may differ from the statutory rate primarily due to the indefinite reinvestment of foreign earnings taxed at rates below the U.S. statutory rate as well as recognition of foreign tax credits. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit.

Net Income
Net income for 2013 was $82.7 million compared to 2012 net income of $83.7 million.  Net income attributable to Franklin Electric Co., Inc. for 2013 was $82.0 million, or $1.68 per diluted share, compared to 2012 net income attributable to Franklin Electric Co., Inc. of $82.9 million or $1.73 per diluted share. Net income attributable to Franklin Electric Co., Inc. after Non-GAAP adjustments for 2013 was $82.9 million, or $1.72 per diluted share, compared to 2012 net income attributable to Franklin Electric Co., Inc. after Non-GAAP adjustments of $74.7 million or $1.57 per diluted share.

There were specific items in 2013 and 2012 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature. The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of net income attributable to Franklin Electric Co., Inc. and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the Full Year
(in millions)	2013	2012	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$82.0	$82.9	(1)%
Allocated Undistributed Earnings	$(1.2)	$(0.6)
Adjusted Earnings for EPS Calculations	$80.8	$82.3	(2)%
Non-GAAP adjustments (before tax):
Restructuring	$3.7	$0.2
Legal matters	$(1.0)	$0.4
Acquisition related items	$0.9	$1.3
Gain on Pioneer Investment	$—	$(12.2)
Non-GAAP adjustments, net of tax:
Restructuring	$2.2	$0.1
Legal matters	$(0.6)	$0.3
Acquisition related items	$0.5	$0.9
Gain on Pioneer Investment	$—	$(8.9)
Net Income attributable to Franklin Electric Co., Inc. after Non-GAAP Adjustments (Adjusted Net Income)	$82.9	$74.7	11%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Full Year
(in millions except per-share data)	2013	2012	Change
Average Fully Diluted Shares Outstanding	48.1	$47.7	1%

Fully Diluted Earnings Per Share ("EPS") Reported	$1.68	$1.73	(3)%

Restructuring Per Share, net of tax	$0.05	$—
Legal matters Per Share, net of tax	$(0.02)	$0.01
Acquisition related items Per Share, net of tax	$0.01	$0.02
Gain on Pioneer Investment Per Share, net of tax	$—	$(0.19)

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$1.72	$1.57	10%

2012 vs. 2011

OVERVIEW
Sales and earnings in 2012 increased from the prior year.  Net sales in 2012 were $891.3 million, an increase of about 9 percent compared to 2011 sales of $821.1 million. The sales increase was primarily from the Company's acquisitions, as well as sales volume and price increases. Sales increases were partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $301.7 million for 2012, an increase of $29.4 million or about 11 percent from 2011. The gross profit as a percent of net sales increased 60 basis points to 33.8 percent in 2012 from 33.2 percent in 2011. The gross profit margin improvement was attributable to leveraging of fixed costs on higher sales, reductions in inventory obsolescence costs, and lower labor and burden cost, partially offset by higher material costs. For 2012, diluted earnings per share were $1.73, an increase of 30 percent compared to 2011 diluted earnings per share of $1.33. Adjusted earnings per share were $1.57, an increase of 16 percent versus the $1.35 adjusted earnings per share in 2011 (see the table below for a reconciliation of the GAAP EPS to the adjusted EPS). For the full year 2012, adjusted net income of $74.7 million compared to $64.1 million and adjusted earnings per share of $1.57 compared to $1.35 were records for any year in the Company's history. During the year, the Company completed the acquisition of a controlling interest of Pioneer Pump, and the acquisition of all of the outstanding stock of Cerus Industrial Corporation and Flex-ing, Incorporated.

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

	Net Sales
(In millions)	2012	2011	2012 v 2011
Water Systems	$715.0	$654.1	$60.9
Fueling Systems	176.3	167.0	9.3
Consolidated	$891.3	$821.1	$70.2

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

Restructuring expenses in 2011 were $1.6 million and reduced diluted earnings per share by approximately $0.02. Restructuring expenses incurred in 2011 were $1.1 million Phase III costs primarily related to the closing of the Siloam Springs facility and $0.5 million in costs related to Phase IV of the Global Manufacturing Realignment Program announced in the second quarter of 2011. Restructuring expenses in 2011 included asset write-downs, severance costs and manufacturing equipment relocation costs.

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

Operating Income

Operating income was $113.0 million in 2012, up $19.6 million from $93.4 million in 2011.

	Operating income (loss)
(In millions)	2012	2011	2012 v 2011
Water Systems	$124.1	$105.3	$18.8
Fueling Systems	36.6	31.3	5.3
Other	(47.7)	(43.2)	(4.5)
Consolidated	$113.0	$93.4	$19.6

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the Full Year of 2012
	Water	Fueling	Other	Consolidated
Reported Operating Income	$124.1	$36.6	$(47.7)	$113
% Operating Income To Net Sales	17.4%	20.8%		12.7%

Non-GAAP Adjustments:
Restructuring	$0.2	$—	$—	$0.2
Legal matters	$—	$0.4	$—	$0.4
Acquisition related items	$1.3	$—	$—	$1.3
Operating Income after Non-GAAP Adjustments	$125.6	$37.0	$(47.7)	$114.9
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	17.6%	21.0%		12.9%

	For the Full Year of 2011
	Water	Fueling	Other	Consolidated
Reported Operating Income	$105.3	$31.3	$(43.2)	$93.4
% Operating Income To Net Sales	16.1%	18.7%		11.4%

Non-GAAP Adjustments:
Restructuring	$1.5	$0.1	$—	$1.6
Legal matters	$—	$0.7	$—	$0.7
Acquisition related items	$—	$—	$—	$—
Operating Income after Non-GAAP Adjustments	$106.8	$32.1	$(43.2)	$95.7
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	16.3%	19.2%		11.7%

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

Net Income
Net income for 2012 was $83.7 million compared to 2011 net income of $63.7 million.  Net income attributable to Franklin Electric Co., Inc. for 2012 was $82.9 million, or $1.73 per diluted share, compared to 2011 net income attributable to Franklin Electric Co., Inc. of $62.9 million or $1.33 per diluted share. Net income attributable to Franklin Electric Co., Inc. after Non-GAAP adjustments for 2012 was $74.7 million, or $1.57 per diluted share, compared to 2011 net income attributable to Franklin Electric Co., Inc. after Non-GAAP adjustments of $64.1 million or $1.35 per diluted share.

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

Earnings Before and After Non-GAAP Adjustments	For the Full Year
(in millions)	2012	2011	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$82.9	$63.1	31%
Allocated Undistributed Earnings	$(0.6)	$(0.2)
Adjusted Earnings for EPS Calculations	$82.3	$62.9	31%
Non-GAAP adjustments (before tax):
Restructuring	$0.2	$1.6
Legal matters	$0.4	$0.7
Acquisition related items	$1.3	$—
FX gain on forward purchase contract	$—	$(0.6)
Gain on Pioneer Investment	$(12.2)	$—
Non-GAAP adjustments, net of tax:
Restructuring	$0.1	$1.2
Legal matters	$0.3	$0.5
Acquisition related items	$0.9	$—
FX gain on forward purchase contract	$—	$(0.5)
Gain on Pioneer Investment	$(8.9)	$—
Net Income attributable to Franklin Electric Co., Inc. after Non-GAAP Adjustments (Adjusted Net Income)	$74.7	$64.1	17%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Full Year
(in millions except per-share data)	2012	2011	Change
Fully Diluted Earnings Per Share ("EPS") Reported	$1.73	$1.33	30%

Restructuring Per Share, net of tax	$—	$0.02
Legal matters Per Share, net of tax	$0.01	$0.01
Acquisition related items Per Share, net of tax	$0.02	$—
FX gain on forward contract Per Share, net of tax	$—	$(0.01)
Gain on Pioneer Investment Per Share, net of tax	$(0.19)	$—

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$1.57	$1.35	16%

CAPITAL RESOURCES AND LIQUIDITY
Overview
The Company's primary sources of liquidity are cash on hand, cash flows from operations and long-term debt funds available.

On December 31, 2012, the Company, Allen County, Indiana, and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project).” The aggregate principal amount of the Project Bonds issued and authenticated was limited to $25.0 million. The Company then borrowed the proceeds under the Project Bonds through the issuance of Project Notes to partially finance the cost of acquisition, construction, installation and equipping of the new Global Corporate Headquarters and Engineering Center. The Project Notes (tax increment financing debt) bear interest at 3.6 percent per annum. Interest and principal balance of the Project Notes are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10,

2033. The use of the proceeds from the Project Notes was limited to assist the financing of the new Global Corporate Headquarters and Engineering Center.
The Company also has an amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with $150.0 million of notes issued thereunder beginning to mature in 2015. The Company has no scheduled principal payments under the Prudential Agreement until 2015 at which time it amortizes for 5 years at an amount of $30.0 million per year. As of December 28, 2013, the Company had $50.0 million borrowing capacity under the Prudential Agreement.
In addition, the Company has a committed, unsecured, revolving credit agreement maturing on December 14, 2016 (the “Agreement”) in the amount of $150.0 million. As of December 28, 2013, the Company had $145.6 million borrowing capacity under the Agreement as $4.4 million in letters of credit were outstanding and undrawn.
The Agreement, the Prudential Agreement, and the tax increment financing debt contain customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Agreement, the Prudential Agreement, and the tax increment financing debt, but only if the Company is defaulting on an obligation exceeding $10.0 million. As of December 28, 2013, the Company was in compliance with all covenants. Volatility in the financial and credit markets due to global financial events within the past 5 years has generally not adversely impacted the liquidity of the Company. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

At December 28, 2013, the Company had $134.6 million of cash on hand at various locations worldwide. Approximately 40 percent of the cash on hand was in the U.S. and readily accessible. Another approximately 32 percent was in Europe, and then another 28 percent was in Mexico, Brazil, and other locations combined. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Cash investments worldwide are invested according to a written policy and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority.
Operating Activities
Net cash provided by operating activities was $98.3 million for 2013 compared to $70.2 million in 2012 and $99.9 million in 2011. Cash from operations increased in 2013 compared to 2012, primarily due to the 2012 earnings excluding the one-time non-cash gain on the PPH equity investment in 2012 and a proportionally smaller increase in working capital. Cash from operations in 2012 was significantly less than 2011 primarily due to the changes in receivables and inventories, which were a use of cash of $33.3 million in 2012 compared to a source of cash of about $3.0 million in 2011. Inventory levels in 2012 increased by $23.7 million primarily as a result of the Company’s efforts to improve the availability of its products to customers. Operationally, the Company generally experiences a higher working capital investment in the second and third quarter of each year as a result of stronger seasonal activity in the building, agricultural, and other industries in the northern hemisphere. To the extent the Company potentially grows further in the southern hemisphere, this historical pattern may moderate.

Investing Activities
Net cash used in investing activities was $76.5 million in 2013 compared to $101.6 million in 2012 and $65.8 million in 2011. The use of cash in 2013 related to additions to property, plant and equipment which included the new 110,000 square foot Global Corporate Headquarters and Engineering Center and the new manufacturing facility in Brazil. During 2012 the Company completed the acquisitions of Flex-ing, Inc. ("Flex-ing"), with cash on hand, Cerus Industrial Corporation ("Cerus"), with cash on hand and short-term borrowings paid back within the period, and increased its ownership percentage in PPH, with cash on hand. Acquisition-related activity totaled approximately $64.3 million, net of cash acquired, compared to $3.6 million in 2013. Capital spending in 2012 increased approximately $17.5 million over 2011, $11.3 million of which was spent on the new Global Corporate Headquarters and Engineering Center project. In 2011, the Company purchased an 80 percent interest in Impo for $25.1 million, net of cash acquired. The acquisition was funded with cash on hand. The Company also purchased the remaining outstanding 25 percent interest of Vertical S.p.A. for $7.1 million. Additionally, $21.8 million was spent on property, plant and equipment including the purchase of land for the new Global Corporate Headquarters and Engineering Center and a new communications system. The Company's rationale and strategy for potential future acquisitions that impact cash from investing includes an emphasis on increasing global distribution and complementary product lines that can be effectively marketed through existing global distribution.

Finance Activities
Net cash flows from financing activities were $11.1 million in 2013 compared to a use of cash of $19.3 million in 2012 and a use of cash of $15.5 million in 2011. During 2013 the Company received $25.0 million in proceeds from the Project Bonds and paid contingent consideration of $5.6 million to Impo. In addition to the Project Bonds, the Company refinanced the Impo debt for $14.2 million and borrowed from and repaid on the Revolver $17.0 million. In addition, the Company completed the repurchase of 88,200 shares of the Company's common stock for $2.8 million and received $9.6 from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards pursuant to the Company's stock repurchase program. Dividends in the amount of $15.3 million were paid to shareholders. During 2012 the Company completed the repurchase of 400,000 shares of the Company's common stock for $10.0 million pursuant to the Company's stock repurchase program. Dividends in the amount of $13.8 million were paid to shareholders. During 2011 the Company completed the repurchase of 500,000 shares of the Company's common stock for $10.6 million pursuant to the Company's stock repurchase program. Dividends in the amount of $12.9 million were paid to shareholders, of which $0.4 million were paid to minority shareholders. At least annually the dividend policy is reviewed, and the Company attempts to purchase shares annually to offset dilution of equity awards, but market conditions may prompt a perceived more efficient alternate use of cash. The Company in recent history has not looked to the public capital markets for financing, and under current circumstances the Company does not foresee a need to do so in the near future.

Effective beginning 2012, the Company redesigned certain retirement plan offerings. The redesign was completed in order to increase standardization of retirement plans among U.S. salaried employees and to reduce the expected cash funding volatility of retirement plans, while at the same time keeping in place a competitive retirement plan offering to attract and retain talent. The Company achieved this by freezing benefits under both the Basic Pension Plan and the Cash Balance Plan as of December 31, 2011, with the exception of a certain limited number of Basic Pension Plan participants who will still accrue benefits over a five-year sunset period. Also effective December 31, 2011, the Cash Balance Plan was closed to new participants (the Basic Pension Plan was previously closed) and the two plans were merged into a single plan. The portion of the non-qualified pension plan related to the Cash Balance Plan was also frozen. As of January 1, 2012, the Company instituted a new service-based contribution, supplemental to the existing Company match for employees, into the defined contribution retirement plan offering.

AGGREGATE CONTRACTUAL OBLIGATIONS
The majority of the Company’s contractual obligations to third parties relate to debt obligations. In addition, the Company has certain contractual obligations for future lease payments, contingency payments, and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Debt	$188.8	$15.1	$61.9	$62.0	$49.8
Debt interest	41.0	10.3	15.6	8.5	6.6
Capital leases	0.8	0.3	0.3	0.2	—
Operating leases	17.9	8.6	5.6	2.3	1.4
Purchase obligations	11.7	11.0	0.7	—	—
	$260.2	$45.3	$84.1	$73.0	$57.8

The calculated interest was based on the fixed rate of 5.79 percent for the Company’s $150.0 million long-term insurance company debt, on the fixed rate of 3.60 percent for the Company's $25.0 million tax increment financing debt, and a six month Euro Interbank Offered Rate (“Euribor”), and $14.2 million of subsidiary debt (denominated in foreign currencies) with interest rates ranging from 3% to 12% with maturity dates ending in 2014.

Purchase obligations include commitments primarily for the purchase of machinery and equipment as well as conditional agreements related to building expansions.

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in future payments of $13.7 million in 2014.  The Company also has unrecognized tax benefits, none of which are included in the table above.  The unrecognized tax benefits of approximately $5.1 million have been recorded as liabilities and the Company is uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $0.2 million.

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

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  Management evaluates its estimates on an on-going basis.  Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There were no material changes to estimates in 2013.

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

Redeemable Noncontrolling Interest
The Company held one redeemable noncontrolling interest during 2013. The noncontrolling interest was recorded at fair value as of the acquisition date. The noncontrolling interest holders have the option to require the Company to redeem their ownership interests in the future with cash. The redemption value will be derived using a specified formula based on an earnings multiple adjusted by the net debt position, subject to a redemption floor value at the time of redemption. An assessment to compare redemption value to carrying value is performed on a quarterly basis. In 2013, the redemption value exceeded the carrying value; therefore, $0.2 million of redemption value adjustments were made. As a result, an adjustment to the earnings per share computation was necessary. No redemption value adjustments were necessary in 2012.

Mandatory Share Purchase
The Company entered into a stock purchase agreement with the non-controlling interest holders of Pioneer Pump Holdings, Inc. ("PPH") to purchase the remaining shares of PPH on or about, but no later than, March 31, 2015. The mandatory share purchase liability was recorded at fair value as of the acquisition date. The actual redemption value to be paid will be derived using a specified formula on a multiple of PPH's adjusted average earnings for 2013 and 2014 less net indebtedness. The mandatory share purchase liability remained at the initial carrying amount as of December 28, 2013. Redemption value assessments are performed on a quarterly basis and no adjustments were considered necessary during 2013.

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

In compliance with FASB ASC Topic 350, goodwill is not amortized. Goodwill is tested at the reporting unit level for impairment annually or more frequently as warranted by triggering events that indicate potential impairment.  Reporting units are operating segments or one level below, known as components, which can be aggregated for testing purposes.  The Company’s goodwill is allocated to the North America Water Systems, International Water, and Fueling Systems units, as components within the North America Water Systems and International Water reporting units can be aggregated.  As the Company’s business model evolves management will continue to evaluate its reporting units and review the aggregation criteria.

In assessing the recoverability of goodwill, the Company determines the fair value of its reporting units by utilizing a combination of both the market value and income approaches. The market value approach compares the reporting units' current and projected financial results to entities of similar size and industry to determine the market value of the reporting unit. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends, as well as the effects of demand and competition. The Company may be required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units is below their associated carrying values. Goodwill included on the balance sheet as of the fiscal year ended 2013 was $207.2 million.

During the fourth quarter of 2013, the Company completed its annual impairment test of indefinite lived trade names and goodwill and determined the fair value of all reporting units were substantially in excess of the respective reporting unit’s carrying value.  Significant judgment is required to determine if an indication of impairment has taken place.  Factors to be considered include the following: adverse changes in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable declines in market data such as market capitalization.  A 10 percent decrease in the fair value estimates used in the impairment test would not have changed this determination.  The sensitivity analysis required the use of numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.  Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in changes to the aggregation assumptions and impairment determination.

Income Taxes
Under the requirements of FASB ASC Topic 740, Income Taxes, the Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company analyzes the deferred tax assets and liabilities for their future realization based on the estimated existence of sufficient taxable income.  This analysis considers the following sources of taxable income: prior year taxable income, future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and tax planning strategies that would generate taxable income in the relevant period.  If sufficient taxable income is not projected then the Company will record a valuation allowance against the relevant deferred tax assets.  The Company operates in multiple tax jurisdictions with different tax rates, and determines the allocation of income to each of these jurisdictions based upon various estimates and assumptions. In the normal course of business, the Company will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Although the Company has recorded all probable income tax uncertainties in accordance with FASB ASC Topic 740, these accruals represent estimates that are subject to the inherent uncertainties associated with the tax audit process, and therefore include uncertainties.  Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to deferred tax assets and liabilities. The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.

The Company has not made any material changes to the method of developing the income tax provision during the last three years.  Based on current knowledge, the Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to develop the income tax provision.

Pension and Employee Benefit Obligations
With the assistance of the Company’s actuaries, the discount rates used to determine pension and post-retirement plan liabilities are calculated using a yield-curve approach. The yield-curve approach discounts each expected cash flow of the liability stream at an interest rate based on high quality corporate bonds. The present value of the discounted cash flows is summed and an equivalent weighted-average discount rate is calculated. Market conditions have caused the discount rate to move from 4.00 percent last year to 4.75 percent this year for pension plans and from 3.50 percent last year to 4.50 percent this year for postretirement health and life insurance. A change in the discount rate selected by the Company of 25 basis points would result in no change to employee benefit expense and a change of about $4.1 million of liability. The Company consults with actuaries and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long-term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company has assumed an expected long-term rate of return on plan assets of 7.70 percent as of year-end 2013. This is the result of stochastic modeling showing the 50th percentile median return at least at or above 7.70 percent.  A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.3 million of employee benefit expense.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates, and commodity prices. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the currency which the Company is billed for production inputs, prompt settlement of third party and inter-company balances, limited use of foreign currency denominated debt, and maintaining minimal foreign currency denominated cash balances.

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Agreement”), where interest rates are tied to the prime rate or London Interbank Offered Rates (LIBOR). The Company had zero borrowings at year end 2013 under the Agreement.  The Company also has exposure to changes in interest rates in the form of the fair value of outstanding fixed rate debt fluctuating in response to changing interest rates. The Company does not, as a matter of policy, enter into derivative contracts for speculative purposes.

Portions of our business are exposed to volatility in the prices of certain commodities, such as copper, nickel and aluminum, among others. Our primary exposure to this volatility resides with the use of these materials in purchased component parts. We generally maintain long-term fixed price contracts on raw materials and component parts; however, we are prone to exposure as these contracts expire. We estimate that a hypothetical 10% adverse movement in prices for raw metal commodities would not be material to our financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	2013	2012	2011

Net sales	$965,462	$891,345	$821,077
Cost of sales	633,948	589,681	548,772
Gross profit	331,514	301,664	272,305
Selling, general, and administrative expenses	204,014	188,486	177,320
Restructuring (income)/expense	3,719	221	1,587
Operating income	123,781	112,957	93,398
Interest expense	(10,597)	(10,208)	(10,502)
Other income/(expense)	1,696	14,901	5,661
Foreign exchange income/(expense)	(3,331)	(1,662)	(1,422)
Income before income taxes	111,549	115,988	87,135
Income taxes	28,851	32,250	23,412
Net income	$82,698	$83,738	$63,723
Less: Net income attributable to noncontrolling interests	(740)	(874)	(624)
Net income attributable to Franklin Electric Co., Inc.	$81,958	$82,864	$63,099
Income per share:
Basic	$1.70	$1.76	$1.36
Diluted	$1.68	$1.73	$1.33
Dividends per common share	$0.3050	$0.2850	$0.2675
Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2013	2012	2011

Net income	$82,698	$83,738	$63,723
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(15,987)	1,835	(21,391)
Employee benefit plan activity:
Prior service cost arising during period	—	(819)	(1,179)
Net gain/(loss) arising during period	25,624	(17,665)	(16,406)
Amortization arising during period	4,568	2,567	3,351
Other comprehensive income/(loss)	$14,205	$(14,082)	$(35,625)
Income (tax)/benefit related to items of other comprehensive income	(12,113)	6,200	5,500
Other comprehensive income/(loss), net of tax	$2,092	$(7,882)	$(30,125)
Comprehensive income	$84,790	$75,856	$33,598
Comprehensive income attributable to noncontrolling interest	415	874	624
Comprehensive income attributable to Franklin Electric Co., Inc.	$84,375	$74,982	$32,974

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$134,553	$103,338
Receivables, less allowances of $3,015 and $3,148, respectively	115,127	102,918
Inventories:
Raw material	71,909	72,536
Work-in-process	17,978	18,295
Finished goods	101,674	101,017
	191,561	191,848
Deferred income taxes	10,072	7,912
Other current assets	21,041	22,901
Total current assets	472,354	428,917

Property, plant and equipment, at cost:
Land and buildings	121,154	90,616
Machinery and equipment	227,521	204,408
Furniture and fixtures	32,104	26,887
Other	26,844	33,500
	407,623	355,411
Less: Allowance for depreciation	(199,027)	(183,436)
	208,596	171,975
Asset held for sale	1,750	—
Deferred income tax	2,969	2,540
Intangible assets, net	148,663	158,117
Goodwill	207,220	208,141
Other assets	10,321	6,689
Total assets	$1,051,873	$976,379

	2013	2012

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57,755	$68,660
Deferred tax liability	1,227	1,173
Accrued expenses	62,081	60,415
Income taxes	2,048	215
Current maturities of long-term debt and short-term borrowings	15,363	15,176
Total current liabilities	138,474	145,639
Long-term debt	174,166	150,729
Deferred income taxes	54,618	40,136
Employee benefit plans	41,685	78,967
Other long-term liabilities	39,543	38,659

Commitments and contingencies (see Note 18)	—	—

Redeemable noncontrolling interest	5,171	5,263

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (47,715 and 47,132, respectively)	4,771	4,712
Additional capital	194,810	170,890
Retained earnings	450,855	395,950
Accumulated other comprehensive loss	(54,729)	(57,146)
Total shareowners' equity	595,707	514,406
Noncontrolling interest	2,509	2,580
Total equity	598,216	516,986
Total liabilities and equity	$1,051,873	$976,379

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	2013	2012	2011

Cash flows from operating activities:
Net income	$82,698	$83,738	$63,723
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	31,356	28,335	25,295
Share-based compensation	4,875	6,253	3,970
Deferred income taxes	1,707	8,571	3,867
(Gain)/loss on disposals of plant and equipment	288	(216)	2,781
Gain on equity investment	—	(12,212)	—
Asset impairment	1,251	583	200
Foreign exchange expense	3,331	1,662	1,422
Excess tax from share-based payment arrangements	(5,153)	(5,246)	(2,495)
Changes in assets and liabilities, net of acquisitions:
Receivables	(16,729)	(9,603)	(926)
Inventory	(7,612)	(23,706)	3,923
Accounts payable and accrued expenses	2,126	5,330	6,827
Income taxes	7,009	(1,077)	3,309
Employee benefit plans	(7,586)	(5,877)	(10,769)
Other	713	(6,344)	(1,206)
Net cash flows from operating activities	98,274	70,191	99,921
Cash flows from investing activities:
Additions to property, plant, and equipment	(67,557)	(39,312)	(21,846)
Proceeds from sale of property, plant, and equipment	138	2,286	324
Additions to intangibles	(291)	(744)	(1,216)
Cash paid for acquisitions, net of cash acquired	(3,609)	(64,359)	(25,143)
Purchase of remaining redeemable noncontrolling shares	—	—	(7,056)
Additional consideration for prior acquisition	96	—	(7,765)
Cash paid for minority equity investment	(5,700)	—	—
Loan to customer	—	—	(3,318)
Proceeds from loan to customer	471	489	265
Net cash flows from investing activities	(76,452)	(101,640)	(65,755)
Cash flows from financing activities:
Proceeds from issuance of debt	70,299	71,988	19,841
Repayment of debt	(45,254)	(76,424)	(19,917)
Proceeds from issuance of common stock	14,068	15,432	8,910
Excess tax from share-based payment arrangements	5,153	5,246	2,495
Purchases of common stock	(12,364)	(21,689)	(13,910)
Dividends paid	(15,294)	(13,811)	(12,890)
Payment of contingent consideration liability	(5,555)	—	—
Net cash flows from financing activities	11,053	(19,258)	(15,471)
Effect of exchange rate changes on cash	(1,660)	708	(5,428)
Net change in cash and equivalents	31,215	(49,999)	13,267
Cash and equivalents at beginning of period	103,338	153,337	140,070

Cash and equivalents at end of period	$134,553	$103,338	$153,337

Cash paid for income taxes	$(19,062)	$22,635	$13,841
Cash paid for interest, net of capitalized interest of $748, $286, and $0, respectively	$10,159	$11,491	$10,504

Non-cash items:
Pioneer Pump Holdings, Inc. liability for mandatory share purchase	$—	$22,924	$—
Payable to seller of Impo Motor Pompa Sanayi ve Ticaret A.S.	$—	$546	$5,038
Payable to seller of Vertical S.p.A.	$—	$—	$370
Additions to property, plant, and equipment, not yet paid	$1,112	$3,265	$187

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Balance as of year end 2010	46,512	$4,652	$129,705	$311,579	$(19,442)	$2,055	$7,291
Net income				63,099		474	150
Currency translation adjustment					(21,391)	223	(1,128)
Minimum pension liability adjustment, net of tax $5,500					(8,734)
Dividends on common stock ($0.2675/share)				(12,441)
Noncontrolling dividend						(449)
Common stock issued	706	68	8,875	(7)
Share-based compensation	104	10	3,965
Common stock repurchased or received for stock options exercised	(646)	(64)		(13,878)
Purchase of remaining redeemable noncontrolling interest					303		(7,655)
Adjustment to Vertical redemption value				(228)			228
Adjustment to acquired fair value							6,521
Tax benefit of stock options exercised			2,064
Balance as of year end 2011	46,676	$4,666	$144,609	$348,124	$(49,264)	$2,303	$5,407
Net income				82,864		446	428
Currency translation adjustment					1,835	275	(572)
Minimum pension liability adjustment, net of tax $6,200					(9,717)
Dividends on common stock ($0.2850/share)				(13,367)
Noncontrolling dividend						(444)
Common stock issued	1,162	116	15,374	(23)
Share-based compensation	114	12	6,247
Common stock repurchased or received for stock options exercised	(820)	(82)		(21,648)
Tax benefit of stock options exercised			4,660
Balance as of year end 2012	47,132	$4,712	$170,890	$395,950	$(57,146)	$2,580	$5,263

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Net income				81,958		656	84
Currency translation adjustment					(15,662)	49	(374)
Minimum pension liability adjustment, net of tax ($12,113)					18,079
Adjustments to Impo redemption value				(198)			198
Dividends on common stock ($0.3050/share)				(14,518)
Noncontrolling dividend						(776)
Common stock issued	880	88	13,989	(9)
Share-based compensation	65	7	4,868
Common stock repurchased or received for stock options exercised	(362)	(36)		(12,328)
Tax benefit of stock options exercised			5,063
Balance as of year end 2013	47,715	$4,771	$194,810	$450,855	$(54,729)	$2,509	$5,171

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

Fiscal Year--The Company's fiscal year ends on the Saturday nearest December 31. The financial statements and accompanying notes are as of and for the years ended December 28, 2013 (52 weeks), December 29, 2012 (52 weeks), and December 31, 2011 (52 weeks), and referred to as 2013, 2012, and 2011, respectively.

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

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $16.8 million in 2013, $9.9 million in 2012, and $8.2 million in 2011.

Cash and Cash Equivalents--The Company considers cash on hand, demand deposits, and highly liquid investments with an original maturity date of three months or less to be cash and cash equivalents.

Fair Value of Financial Instruments--The carrying amount of long-term debt was $188.8 million at December 28, 2013 and $164.9 million at December 29, 2012.  The estimated fair value of all debt was $203.7 million and $179.8 million at December 28, 2013 and December 29, 2012, respectively.  The fair value assumed floating rate debt was valued at par. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value.   Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long-term debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.  These level 2 inputs were valued using the same historical technique. The Company’s off-balance sheet instruments consist of operating leases.

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

Property, Plant, and Equipment--Property, plant, and equipment are stated at cost.  Depreciation of plant and equipment is calculated on a straight line basis over the estimated useful lives of 5 to 20 years for land improvements and buildings, 5 to 10 years for machinery and equipment, and 5 years for furniture and fixtures. Maintenance, repairs, and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives or add to the productive capacity of buildings, improvements, and equipment are capitalized. The Company reviews its property, plant, and equipment for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s depreciation expense was $23.4 million, $21.1 million, and $19.4 million in 2013, 2012, and 2011, respectively.

Goodwill and Other Intangible Assets--The Company tests goodwill for impairment on an annual basis during the fourth quarter or more frequently as warranted by triggering events that indicate potential impairment. Goodwill is tested at the reporting unit level, which the company has determined to be the North America Water Systems, International Water, and Fueling Systems units. In compliance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other, the Company has evaluated the aggregation criteria and determined that the components within the North America Water Systems and International Water reporting units can be aggregated in 2013.

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

Earnings Per Common Share--Basic and diluted earnings per share are computed and disclosed in accordance with FASB ASC Topic 260, Earnings Per Share. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent dividend distributions, in substance, to the noncontrolling interest holder as the holders have contractual rights to receive an amount upon redemption other than the fair value of applicable shares. As a result, earnings are adjusted to reflect this in substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company's participating securities consist of share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.

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

Significant Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions by management affect allowance for uncollectible accounts, inventory valuation, warranty, business combinations, redeemable noncontrolling interest, mandatory share purchase, trade names and goodwill, income taxes, pension and employee benefit obligations, and share-based compensation.

Although the Company regularly assesses these estimates, actual results could materially differ. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

2. ACCOUNTING PRONOUNCEMENTS
In March 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02
Comprehensive Income. This guidance requires companies to disclose additional information about items reclassified out of accumulated other comprehensive income ("AOCI") either on the face of the income statement or as a separate footnote to the financial statements. In addition, changes in AOCI balance by component are to be presented. ASU 2013-02 is effective for both annual and interim periods for fiscal years beginning after December 15, 2012. The Company adopted ASU 2013-02 on a prospective basis, effective December 30, 2012. Refer to Note 14 for disclosures made. As the ASU addressed only disclosure requirements, adoption of ASU 2013-02 did not have a material impact on the Company's financial position, results of operations, or cash flows.

3. STOCK SPLIT
On February 22, 2013, the Company announced that its Board of Directors declared a two-for-one stock split of the Company's common stock in the form of a 100 percent stock distribution. The stock distribution was distributed or paid on March 18, 2013, to stockholders of record as of March 4, 2013. As a result of this action, approximately 23.7 million shares were issued to stockholders of record as of March 4, 2013. The par value of the common stock remains at $0.10 per share and, accordingly, approximately $2.37 million was transferred from retained earnings to common stock. Earnings and dividends declared per share and weighted average shares outstanding are presented in this Form 10-K after the effect of the 100 percent stock distribution. The two-for-one stock split is reflected in the share and per share amounts in all periods presented in this Form 10-K.

4. ACQUISITIONS
During 2013, the Company made two acquisitions, neither of which was individually material, in the water segment for a total purchase price of approximately $3.6 million.  The results of the two newly acquired businesses from the dates of acquisition through December 28, 2013 were not material.

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

The goodwill amount of $4.0 million resulting from the Flex-ing acquisition consists primarily of broadened product lines that can be distributed through the Company's existing international distribution channels.

In an agreement dated August 9, 2012, between the Company and Cerus Industrial Corporation ("Cerus"), the Company acquired all of the outstanding shares of Cerus, net of debt acquired, for approximately $24.4 million, subject to certain terms and conditions. The Company funded the acquisition with cash on hand and short-term borrowings paid back within the year.

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

The goodwill amount of $5.4 million resulting from the Cerus acquisition consists primarily of accelerated growth resulting from increased technical and product development capacity, broadened product lines, reduced manufacturing costs, and movement into adjacent market areas. All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes. Preliminary goodwill decreased by $0.1 million during the year ended December 28, 2013, due to an escrow refund received by the Company.

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

The Company also entered into a further stock purchase agreement with the noncontrolling interest holders to purchase the remaining shares of PPH on or about, but no later than, March 31, 2015, for a purchase price based on a multiple of PPH's adjusted average earnings for 2013 and 2014 less net indebtedness. Accordingly, a resulting liability of $22.9 million was recorded in the "Other long-term liabilities" line of the Company's consolidated balance sheet. Any required adjustments to the liability driven by changes in the expected purchase price will be recorded in the "Interest expense" line of the Company's consolidated statement of income. The mandatory share purchase liability remained recorded at the initial carrying amount as of December 28, 2013. As a result, no adjustments were necessary for the year ended December 28, 2013.

The PPH intangible assets of $43.9 million consist primarily of customer relationships, which will be amortized utilizing the straight line method over 17 to 19 years, and trademarks, which are classified as indefinite lived assets and will not be amortized.

The goodwill amount of $26.5 million resulting from the PPH acquisition consists primarily of expanding sales of packaged systems products and the recording of deferred taxes related to acquired assets. PPH's presence in the oil and gas market will also complement the Company's initiative to introduce submersible pumping systems in this market. All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes. Preliminary goodwill increased by $1.5 million during the year ended December 29, 2012, due to purchase accounting adjustments to intangible assets and inventory resulting from additional information provided for the provisional valuation.

The final purchase prices assigned to the major identifiable assets and liabilities for the Flex-ing, Cerus, and PPH acquisitions are as follows:

(In millions)	Flex-ing	Cerus	PPH	Total
Assets:
Cash acquired	$0.1	$—	$0.8	$0.9
Current assets	2.0	3.8	38.1	43.9
Property, plant, and equipment	0.4	0.3	3.6	4.3
Intangible assets	8.9	17.3	43.9	70.1
Goodwill	4.0	5.4	26.5	35.9
Total assets	15.4	26.8	112.9	155.1
Liabilities	(5.0)	(2.4)	(58.7)	(66.1)
Total	10.4	24.4	54.2	89.0
Less: Fair value of original equity interest	—	—	(23.9)	(23.9)
Total purchase price	$10.4	$24.4	$30.3	$65.1

The fair values of the Flex-ing, Cerus, and PPH identifiable intangible assets and property, plant, and equipment are final amounts as of fiscal year end 2013 in conjunction with final valuations. An additional valuation adjustment of $0.1 million was made in 2013 and is reflected in the table above. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuations.

The following unaudited proforma financial information for the years ended December 29, 2012 and December 31, 2011 gives effect to the acquisitions of Flex-ing, Cerus, and PPH by the Company as if the acquisitions had occurred at the beginning of the 2012 and 2011 years. These unaudited proforma combined condensed financial statements are prepared for informational purposes only and are not necessarily indicative of actual results or financial position that would have been achieved had the acquisitions been consummated on the dates indicated and are not necessarily indicative of future operating results or financial position of the consolidated companies. The unaudited proforma combined condensed financial statements do not give effect to any cost savings or incremental costs that may result from the integration of Flex-ing, Cerus, and PPH with the Company.

FRANKLIN ELECTRIC CO., INC.
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)	(Unaudited) 2012	(Unaudited) 2011

Net sales	$925	$914
Net income	84	68

Per share data:
Basic earnings per share	$1.79	$1.46
Diluted earnings per share	$1.76	$1.43

Flex-ing, Cerus, and PPH contributed a total of $48.4 million of revenue and $1.7 million of earnings to the Company's consolidated statements of income from date of acquisition through December 29, 2012.

In an agreement dated May 2, 2011, between Franklin Electric BV (a wholly owned subsidiary of the Company) and Impo Motor Pompa Sanayi ve Ticaret A.S. ("Impo"), the Company acquired 80 percent of the outstanding shares of Impo, net of debt acquired plus working capital adjustments, for approximately 40.0 million Turkish lira ("TRY"), $26.1 million at the then current exchange rate, subject to certain terms and conditions.

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

The purchase agreement for Impo includes an earn-out provision payable to the sellers if certain performance criteria are achieved in any year from 2011 to 2013. Earn-out payments are capped at TRY 10.0 million in the aggregate. As of the acquisition date, the Company recorded contingent consideration of TRY 8.5 million ($5.5 million) as determined by the income approach. The performance criteria resulting in the earn-out provision were achieved for the fiscal year ended 2012. The recorded contingent consideration of TRY 10.0 million ($5.6 million) as of December 29, 2012 was paid out during the first quarter of 2013.

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

Transaction costs were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs included in selling, general, and administrative expense in the Company’s statement of income were $1.1 million, $0.3 million, and $0.4 million for the fiscal years ended 2013, 2012, and 2011, respectively.

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

The noncontrolling interest in Impo is redeemable at other than fair value as the redemption value is determined based on a specified formula.  The noncontrolling interest becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of (1) the initial carrying amount, increased or decreased for each noncontrolling interest's share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.  As of December 28, 2013, the Impo redeemable noncontrolling interest was recorded at the redemption value.

According to FASB ASC Topic 810, Consolidation and Emerging Issues Task Force ("EITF") Topic No. D-98, Classification and Measurement of Redeemable Securities, redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, then the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of carrying value.  Adjustments of $0.2 million were necessary for the fiscal year ended 2013. No adjustments were necessary for the fiscal year ended 2012. Adjustments totaling $0.2 million were necessary for the fiscal year ended 2011. The 2011 adjustments resulted from the Company's previously held redeemable noncontrolling interest in Vertical. A resulting adjustment to the earnings per share computation was also necessary (see Note 15). The noncontrolling interest in Vertical was redeemed by the Company in the fourth quarter of 2011 (see Note 4).

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

As of December 28, 2013 and December 29, 2012, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below. The "Recognized Loss" amounts in the table are accumulated totals since inception.

(In millions)	December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$6.6	$6.6	$—	$—	$—
Impo contingent consideration	—	—	—	—	—

	December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$13.8	$13.8	$—	$—	$—
Impo contingent consideration	5.6	—	—	5.6	0.8

The Company's Level 1 assets consist of cash equivalents which are generally comprised of domestic money market funds invested in high quality, short-term liquid assets, and foreign bank guaranteed certificates of deposit.

The Company has no assets or liabilities classified as Level 2.

The Company has no assets or liabilities classified as Level 3 as of December 28, 2013; however, during the second quarter of 2011, the Company recorded $5.5 million (TRY 8.5 million) of contingent consideration related to the second quarter 2011 acquisition of Impo. The fair value of this Level 3 liability was $5.6 million (TRY 10.0 million) as of December 29, 2012, based on Impo achieving specified financial targets. The contingent consideration of $5.6 million (TRY 10.0 million) was paid out during the first quarter of 2013.

The following table summarizes information regarding the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis:

	December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$1.8	$—	$—	$1.8	$1.3

	December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$—	$—	$—	$—	$3.6
The Company's Level 3 assets consist of held for sale assets. During the fourth quarter of 2013, the Company agreed upon the terms of a letter of intent to sell its Oklahoma City facility. As a result, the Company reduced the carrying amount of the held for sale asset to approximate the agreed upon sales price less costs to sell. The transaction was completed during the first quarter of 2014. The 2012 recognized loss related to the fourth quarter 2012 sale of the Company's former Siloam Springs manufacturing facility.

7. OTHER ASSETS
The Company obtained a 25.0 percent equity interest in a Water pumping systems company during the fourth quarter of 2013. The investment is accounted for using the equity method and is included in "Other assets" on the Company's consolidated balance sheet. The carrying amount of the investment is adjusted for the Company's proportionate share of earnings, losses, and dividends. The carrying value of the investment was $5.7 million as of December 28, 2013. The Company's proportionate share of earnings, included in the "Other income/(expense)" line of the Company's consolidated statements of income, were immaterial for the year ended December 28, 2013.

In 2005, the Company held a 35.0 percent equity interest in PPI, which was accounted for using the equity method. During the first quarter of 2012, the shareholders of PPI and PPL contributed shares to form a new holding company, PPH, in exchange for equivalent value and control in PPH. As a result of this contribution, the Company's equity interest decreased to 31.0 percent of PPH. On March 7, 2012, the Company acquired a controlling interest in PPH, resulting in the consolidation of PPH in the Company's financial statements (see Note 4). The carrying amount of the equity investment prior to the acquisition of the controlling interest was $11.7 million as of March 6, 2012 and $11.0 million as of December 31, 2011.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in the “Other income/(expense)” line of the Company’s consolidated statements of income, was $0.0 million, $0.4 million, and $2.3 million for the years 2013, 2012, and 2011 respectively. The additional purchase was made in 2012 bringing total ownership to 70.5 percent (see Note 4).

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

8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.8	$(5.9)	$7.8	$(5.7)
Supply agreements	4.4	(4.4)	4.4	(4.4)
Technology	7.5	(3.8)	7.5	(3.2)
Customer relationships	125.1	(29.7)	125.9	(23.1)
Software	2.1	(0.4)	1.7	(0.1)
Other	1.3	(1.2)	1.2	(1.2)
Total	$148.2	$(45.4)	$148.5	$(37.7)
Unamortized intangibles:
Trade names	45.9	—	47.3	—
Total intangibles	$194.1	$(45.4)	$195.8	$(37.7)

The weighted average number of years over which each intangible class is amortized is as follows:

Class	Years
Patents	17
Supply agreements	6
Technology	15
Customer relationships	13 - 20
Software	5
Other	8

Amortization expense related to intangible assets for fiscal years 2013, 2012, and 2011, was $8.0 million, $7.2 million, and $5.9 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2014	2015	2016	2017	2018
	$8.1	$8.1	$8.1	$7.8	$7.7

The Company uses the acquisition method of accounting for business combinations.  Annual goodwill impairment testing and trade name impairment testing is performed during the fourth quarter of each year; unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for 2013, 2012, or 2011.

The change in the carrying amount of goodwill by reporting segment for 2013 and 2012, is as follows:

(In millions)	2013
	Water Systems	Fueling Systems	Consolidated
Balance as of December 29, 2012	$144.9	$63.2	$208.1
Acquisitions	1.2	—	1.2
Adjustments to prior year acquisitions	(0.1)	—	(0.1)
Foreign currency translation	(1.9)	(0.1)	(2.0)
Balance as of December 28, 2013	$144.1	$63.1	$207.2

(In millions)	2012
	Water Systems	Fueling Systems	Consolidated
Balance as of December 31, 2011	$109.9	$58.9	$168.8
Acquisitions	31.9	4.1	36.0
Adjustments to prior year acquisitions	3.0	—	3.0
Foreign currency translation	0.1	0.2	0.3
Balance as of December 29, 2012	$144.9	$63.2	$208.1

The 2013 acquired goodwill in the Water Systems segment related to a series of immaterial acquisitions by the Company during 2013. The 2012 acquired goodwill in the Water Systems segment related to the Company’s acquisition of PPH and Cerus. The 2012 acquired goodwill in the Fueling Systems segment related to the Company's acquisition of Flex-ing.

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of December 28, 2013, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 28 measurement date for these plans.

The Company redesigned certain retirement plan offerings in 2012. The redesign was completed in order to increase standardization of retirement plans among U.S. salaried employees and to reduce the expected cash funding volatility of retirement plans, while at the same time keeping in place a competitive retirement plan offering to attract and retain talent. The Company achieved this by freezing both the Basic Pension Plan and the Cash Balance Plan as of December 31, 2011, with the exception of a certain limited number of Basic Pension Plan participants who will still accrue benefits over a five year sunset period. Also effective December 31, 2011, the Cash Balance Plan was closed (the Basic Pension Plan was previously closed) and the two plans were merged into a single plan. The portion of the non-qualified pension plan related to the Cash Balance Plan was also frozen. As of January 1, 2012, the Company instituted new service-based contributions, supplemental to the existing Company match for employees, into the defined contribution retirement plan offering.

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

(In millions)	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Accumulated benefit obligation, end of year	$180.6	$191.4	$12.6	$14.5

Change in benefit obligation:
Benefit obligation, beginning of year	$196.3	$176.6	$14.5	$13.4
Service cost	1.8	1.5	0.1	0.1
Interest cost	7.6	8.2	0.5	0.6
Plan amendments	—	—	—	0.8
Actuarial (gain)/loss	(10.2)	20.5	(1.0)	1.2
Settlements paid	(0.8)	(0.3)	—	—
Benefits paid	(10.7)	(10.6)	(1.5)	(1.6)
Liability gain due to curtailment	—	—	—	—
Foreign currency exchange	0.7	0.4	—	—
Benefit obligation, end of year	$184.7	$196.3	$12.6	$14.5

Change in plan assets:
Fair value of assets, beginning of year	$130.2	$120.0	$—	$—
Actual return on plan assets	24.3	14.2	—	—
Company contributions	7.7	6.7	1.5	1.6
Settlements paid	(0.6)	(0.3)	—	—
Benefits paid	(10.7)	(10.6)	(1.5)	(1.6)
Foreign currency exchange	0.2	0.2	—	—
Plan assets, end of year	$151.1	$130.2	$—	$—

Funded status	$(33.6)	$(66.1)	$(12.6)	$(14.5)

Amounts recognized in balance sheet:
Deferred tax asset	21.2	32.2	1.2	1.9
Current liabilities	(3.2)	(0.1)	(1.3)	(1.5)
Noncurrent liabilities	(30.4)	(66.0)	(11.3)	(13.0)
Net liability, end of year	$(12.4)	$(33.9)	$(11.4)	$(12.6)

Amount recognized in accumulated other comprehensive income:
Net transition obligation	$—	$—	$—	$—
Prior service cost	—	—	1.0	1.2
Net actuarial loss	36.8	53.9	0.9	1.7
Total recognized in accumulated other comprehensive income	$36.8	$53.9	$1.9	$2.9

The following table sets forth other changes in plan assets and benefit obligation recognized in other comprehensive income for 2013 and 2012:

(In millions)	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Net actuarial (gain)/loss	$(24.6)	$16.5	$(1.0)	$1.2
Prior service cost	—	—	—	0.8
Amortization of:
Net actuarial gain	(3.2)	(1.9)	(0.3)	(0.1)
Prior service credit	—	—	(0.4)	(0.3)
Settlement recognition	(0.7)	(0.1)	—	—
Transition asset	—	—	—	(0.2)
Deferred tax asset/(liability)	11.4	(5.5)	0.7	(0.7)
Total recognized in other comprehensive income	$(17.1)	$9.0	$(1.0)	$0.7

Assumptions used to determine domestic benefit obligations:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	4.75%	4.00%	4.50%	3.50%
Rate of increase in future compensation*	—%	—%	3.00 - 12.00% (Graded)	3.00 - 12.00% (Graded)

*No rate of increases in future compensation used within assumptions for 2013 and 2012, as both Pension Plans were frozen effective December 31, 2011.

Assumptions used to determine domestic periodic benefit cost:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	4.00%	4.75%	3.50%	4.50%
Rate of increase in future compensation	—%	—%	3.00 - 12.00% (Graded)	3.00 - 12.00% (Graded)
Expected long-term rate of return on plan assets	8.00%	8.00%	—%	—%

The accumulated benefit obligation for the Company’s tax qualified plan and German benefit pension plans was $168.4 million and $181.0 million for the years ended 2013 and 2012.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for 2013, 2012, and 2011:

(In millions)	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$1.8	$1.5	$3.5	$0.1	$0.1	$0.1
Interest cost	7.6	8.2	8.7	0.5	0.6	0.6
Expected return on assets	(10.0)	(10.1)	(10.8)	—	—	—
Amortization of transition obligation	—	—	—	0.4	0.2	0.1
Settlement cost	0.1	—	—	—	—	—
Prior service cost	—	—	0.1	0.4	0.3	0.1
Loss	3.6	2.0	3.0	—	0.1	—
Net periodic benefit cost	$3.1	$1.6	$4.5	$1.4	$1.3	$0.9
Curtailment**	—	—	0.1	—	—	—
Settlement cost	—	—	—	—	—	—
Total net periodic benefit cost	$3.1	$1.6	$4.6	$1.4	$1.3	$0.9

**   These items for 2011 related primarily to the benefit plan redesign.

The estimated net actuarial (gain)/loss, prior service cost/(credit), and transition (asset)/obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2014 fiscal year are $2.5 million, $0.0 million, and $0.0 million, respectively, for the pension plans and $0.1 million, $0.4 million, and $0.0 million respectively, for all other benefits.

The Company has consulted with a third party investment manager for the assets of the funded domestic defined benefit plan.  The plan assets are currently invested primarily in pooled funds, where each fund in turn is composed of mutual funds that have at least daily net asset valuations. Thus the Company’s funded domestic defined benefit plan assets are invested in a “fund of funds” approach.

The Company’s Board has delegated oversight and guidance to an appointed Employee Benefits Committee.  The Committee has the tasks of reviewing plan performance and asset allocation, ensuring plan compliance with applicable laws, establishing plan policies, procedures, and controls, monitoring expenses, and other related activities.

The plans’ investment policies and strategies focus on the ability to fund benefit obligations as they come due.  Considerations include the plan's current funded level, plan design, benefit payment assumptions, funding regulations, impact of potentially volatile business results on the Company’s ability to make certain levels of contributions, and interest rate and asset return volatility among other considerations. The Company currently attempts to maintain plan funded status at approximately 80 percent or greater pursuant to the Pension Protection Act of 2007. Given the plan’s current funded status, the Company’s cash on hand, cash historically generated from business operations, and cash available under committed credit facilities, the Company sees ample liquidity to achieve this goal.

Risk management and continuous monitoring requirements are met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations,  asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption.  As of December 28, 2013, funds were invested in equity, fixed income, and other investments as follows:

Equity	Percentage
U.S. Large Cap	46%
World Equity ex-U.S.	17%
U.S. Small / Mid Cap	8%
Subtotal	71%

Fixed Income
U.S. Core Fixed Income	12%
Long Duration Bond	8%
High Yield Fixed Income	3%
Emerging Markets Debt	2%
Subtotal	25%

Other
Insurance Contracts	4%
Cash Equivalents	—%
Subtotal	4%
Total	100%

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

Asset class assumptions are set using a combination of empirical and forward-looking analysis for long-term rate of return on plan assets.  A variety of models are applied for filtering historical data and isolating the fundamental characteristics of asset classes.  These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized.  This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that is more likely to prevail over long periods.  With that, the Company has assumed an expected long-term rate of return on plan assets of 7.70 percent for the 2014 net periodic benefit cost.  This is the result of stochastic modeling showing the 50th percentile median return at or above 7.70 percent.

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

The fair values of the Company’s pension plan assets for 2013 and 2012 by asset category are as follows:

(In millions)	2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
U.S. Large Cap	$69.4	$69.4	$—	$—
U.S. Small / Mid Cap	12.8	12.8	—	—
World Equity ex-U.S.	25.6	25.6	—	—
Fixed Income
U.S. Core Fixed Income	17.9	17.9	—	—
Long Duration Bond	11.5	11.5	—	—
High Yield Fixed Income	4.4	4.4	—	—
Emerging Markets Debt	3.7	3.7	—	—
Other
Insurance Contracts	5.8	—	5.8	—
Cash and Equivalents	—	—	—	—
Total	$151.1	$145.3	$5.8	$—

(In millions)	2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
U.S. Large Cap	$55.2	$55.2	$—	$—
U.S. Small / Mid Cap	9.2	9.2	—	—
World Equity ex-U.S.	21.9	21.9	—	—
Fixed Income
U.S. Core Fixed Income	16.4	16.4	—	—
Long Duration Bond	12.5	12.5	—	—
High Yield Fixed Income	4.2	4.2	—	—
Emerging Markets Debt	4.0	4.0	—	—
Other
Insurance Contracts	5.7	—	5.7	—
Cash and Equivalents	1.1	1.1	—	—
Total	$130.2	$124.5	$5.7	$—

One of the Company’s domestic pension plans covers only certain management employees. The Company does not fund this plan, and its assets were zero in both 2013 and 2012. The plan’s projected benefit obligation and accumulated benefit obligation were $12.4 million and $12.3 million, respectively, for 2013, and $11.8 million and $10.4 million, respectively, for 2012.

The Company estimates total contributions to the plans of $13.7 million in 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension Benefits	Other Benefits
2014	$14.3	$1.4
2015	14.2	1.3
2016	14.0	1.2
2017	10.9	1.1
2018	11.0	1.0
Years 2019 through 2023	58.5	4.2

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

Defined Contribution Plans - The Company maintained a 401(k) Plan during 2013 and 2012. The Company's cash contributions are allocated to participant's accounts based on investment elections.

The following table sets forth Company contributions to the 401(k) Plan:

(In millions)	2013	2012	2011
Company contributions to the plan	$5.3	$5.0	$1.9

10. ACCRUED EXPENSES
Accrued expenses consist of:

(In millions)	2013	2012
Salaries, wages, and commissions	$27.2	$26.3
Product warranty costs	9.5	9.7
Insurance	3.4	5.2
Employee benefits	10.3	7.1
Other	11.7	12.1
	$62.1	$60.4

11. INCOME TAXES
Income before income taxes consisted of the following:

(In millions)	2013	2012	2011
Domestic	$53.5	$53.2	$29.2
Foreign	58.0	62.8	57.9
	$111.5	$116.0	$87.1

The income tax provision/(benefit) from continuing operations consisted of the following:

(In millions)	2013	2012	2011
Current:
Federal	$10.8	$13.9	$7.3
Foreign	14.3	7.9	11.3
State	2.1	1.9	0.9
Total current	27.2	23.7	19.5
Deferred:
Federal	4.3	4.6	2.1
Foreign	(1.3)	3.3	1.8
State	(1.3)	0.7	—
Total deferred	$1.7	$8.6	$3.9
	$28.9	$32.3	$23.4

A reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	2013	2012	2011
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.2	0.9	0.8
Foreign operations	(6.2)	(7.6)	(8.5)
R&D tax credits	(1.1)	—	(0.5)
Uncertain tax position adjustments	(1.9)	2.8	(0.3)
Deferred tax adjustments, rate and other	—	(4.7)	—
Valuation allowance on state deferred tax	(0.8)	0.8	(0.1)
Other items	(0.3)	0.6	0.5
Effective tax rate	25.9%	27.8%	26.9%

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In millions)	2013	2012
Deferred tax assets:
Accrued expenses and reserves	$11.0	$10.5
Compensation and employee benefits	25.1	38.0
Other items	5.1	4.4
Valuation allowance on state deferred tax	(3.5)	(4.4)
Total deferred tax assets	37.7	48.5
Deferred tax liabilities:
Accelerated depreciation on fixed assets	10.3	9.7
Amortization of intangibles	61.0	61.9
Other items	9.2	7.8
Total deferred tax liabilities	80.5	79.4
Net deferred tax liabilities	$(42.8)	$(30.9)

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

The Company is not likely to realize the benefit of a portion of the recorded deferred tax asset relating to state taxes in the foreseeable future.  As such, a valuation allowance of $3.5 million and $4.4 million was recorded as of December 28, 2013 and December 29, 2012, respectively.

The Company identifies the accumulated earnings for the affiliates that were not indefinitely reinvested and computes the tax associated with the subsequent repatriation. This computation considers the impact of applicable withholding taxes and the availability of U.S. foreign tax credits. The Company has calculated the repatriation of all the accumulated earnings that are not indefinitely reinvested which resulted in a net tax liability of $3.3 million recorded by the Company as of December 28, 2013.

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess is approximately $193.6 million as of December 28, 2013. The determination of the additional deferred taxes that have not been provided is not practicable.

As of the beginning of fiscal year 2013, the Company had gross unrecognized tax benefits of $6.9 million, excluding accrued interest and penalties.  The unrecognized tax benefits decreased $1.7 million for federal tax liabilities and $0.1 million for state income tax liabilities primarily related to audit completions during 2013.  The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $5.1 million as of December 28, 2013.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2013, 2012, and 2011 (excluding interest and penalties) is as follows:

(In millions)	2013	2012	2011
Beginning balance	$6.9	$5.6	$3.6
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	1.7	3.6	2.8
Reductions for tax positions of prior years	(3.5)	(1.7)	(0.8)
Settlements	—	(0.6)	—
Ending balance	$5.1	$6.9	$5.6

If recognized, each annual effective tax rate would be affected by the net unrecognized tax benefits of $5.0 million, $6.8 million, and $5.3 million as of December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

Of the unrecognized tax benefits at December 28, 2013, $2.0 million is related to an acquisition for which indemnification was provided for in the respective purchase agreement.  The stock purchase agreement related to the acquisition provides the Company rights to recover tax liabilities related to pre-acquisition tax years from the sellers.  Other amounts are associated with domestic state tax issues, such as nexus, as well as other federal and state uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense, the impact of which is immaterial.  The Company has accrued interest and penalties as of December 28, 2013, December 29, 2012, and December 31, 2011 of approximately $0.2 million, $1.1 million, and $0.5 million, respectively.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With few exceptions, as of December 28, 2013, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2010.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the expiration of a statute of limitation by approximately $1.4 million.

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

The Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments.  The Company was in compliance with the covenants as of December 28, 2013 and December 29, 2012.  The Company had zero borrowings under the Agreement at December 28, 2013 and December 29, 2012.

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

As of December 28, 2013, the Company has $50.0 million borrowing capacity available under the Prudential Agreement.  Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity. The Prudential Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at December 28, 2013 and December 29, 2012.

Debt consisted of the following:

(In millions)	2013	2012
Prudential Agreement - 5.79 percent	$150.0	$150.0
Tax increment financing debt	24.6	—
Capital leases	0.8	1.0
Foreign subsidiary debt	14.2	14.9
	189.6	165.9
Less current maturities	(15.4)	(15.2)
Long-term debt	$174.2	$150.7

On December 31, 2012, the Company, Allen County, Indiana and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project).” The aggregate principal amount of the Project Bonds that were issued, authenticated, and are now outstanding thereunder was limited to $25.0 million. The Company then borrowed the proceeds under the Project Bonds through the issuance of Project Notes to finance the cost of acquisition, construction, installation and equipping of the new Global Corporate Headquarters and Engineering Center. These Project Notes (tax increment financing debt) bear interest at 3.6 percent per annum. Interest and principal balance of the Project Notes are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10, 2033. The use of the proceeds from the Project Notes was limited to assist the financing of the new Global Corporate Headquarters and Engineering Center.

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

Foreign subsidiary debt denoted in the table above is predominately comprised of debt at Impo, which was re-financed in

September 2013 with maturity dates in September of 2014.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	2014	2015	2016	2017	2018	More than 5 years
Debt	$188.8	$15.1	$30.9	$31.0	$31.0	$31.0	$49.8
Capital leases	0.8	0.3	0.2	0.1	0.1	0.1	—
	$189.6	$15.4	$31.1	$31.1	$31.1	$31.1	$49.8

13. SHAREOWNERS' EQUITY
The Company has the authority to issue 65,000,000, $.10 par value shares.

During 2013, 2012, and 2011, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(In millions, except share amounts)	2013	2012	2011
Repurchases	$2.8	$10.0	$10.6
Shares	88,200	400,000	500,000

In 2013, the Company retired 273,799 shares that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards.  The Company also retired 6,190 shares that had been previously granted as stock awards to employees, but were forfeited upon not meeting the required restriction criteria or termination. In 2012, the Company retired 419,208 shares that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards.  The Company also retired 16,712 shares that had been previously granted as a stock award to employees, but were forfeited upon termination.  In 2011, the Company retired 146,652 shares that were received from employees as payment for taxes owed upon the release of their restricted awards. The Company also retired 43,996 shares that had been previously granted as stock award to employees, but were forfeited upon termination.

In 2013, 2012, and 2011, the Company recorded $5.1 million, $4.7 million, and $2.1 million, respectively, as a reduction in tax liability and an increase to shareowners’ equity as a result of stock option exercises.

Accumulated other comprehensive loss consisted of the currency translation adjustment and the pension liability adjustment, $(16.0) million and $(38.7) million, respectively, as of December 28, 2013, and $(0.3) million and $(56.8) million, respectively, at December 29, 2012.

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

(In millions)
For the Year Ended December 28, 2013:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments	Total
Balance, December 29, 2012	$(0.3)	$(56.8)	$(57.1)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(16.0)	—	(16.0)
Income tax expense	—	—	—

Other comprehensive income/(loss) before reclassifications, net of income taxes	(16.0)	—		(16.0)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	30.2	(1)	30.2
Income tax expense	—	(12.1)		(12.1)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	18.1		18.1
Net current period other comprehensive income/(loss), net of income taxes	(16.0)	18.1		2.1
Other comprehensive (income)/loss attributable to noncontrolling interest	0.3	—		0.3
Balance, December 28, 2013	$(16.0)	$(38.7)		$(54.7)

For the Year Ended December 29, 2012:
Balance, December 31, 2011	$(2.2)	$(47.1)		$(49.3)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	1.8	—		1.8
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	1.8	—		1.8
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	(15.9)	(1)	(15.9)
Income tax expense	—	6.2		6.2
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	(9.7)		(9.7)
Net current period other comprehensive income/(loss), net of income taxes	1.8	(9.7)		(7.9)
Other comprehensive (income)/loss attributable to noncontrolling interest	0.1	—		0.1
Balance, December 29, 2012	$(0.3)	$(56.8)		$(57.1)

For the Year Ended December 31, 2011:
Balance, January 1, 2011	$19.0	$(38.4)		$(19.4)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(21.4)	—		(21.4)
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(21.4)	$—		(21.4)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	(14.2)	(1)	(14.2)
Income tax expense	—	5.5		5.5
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	(8.7)		(8.7)
Net current period other comprehensive income/(loss), net of income taxes	(21.4)	(8.7)		(30.1)
Other comprehensive (income)/loss attributable to noncontrolling interest	0.2	—		0.2
Balance, December 31, 2011	$(2.2)	$(47.1)		$(49.3)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 9 for additional details) and is included in the "Selling, general, and administrative expenses" line of the consolidated statements of income.

15. EARNINGS PER SHARE
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

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	2013	2012	2011
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$82.0	$82.9	$63.1
Less: Undistributed earnings allocable to participating securities	1.0	0.6	—
Less: Undistributed earnings allocated to redeemable non-controlling interest	0.2	—	0.2
	$80.8	$82.3	$62.9
Denominator:
Basic
Weighted average common shares	47.5	46.9	46.4
Diluted
Effect of dilutive securities:
Non-participating employee and director incentive stock options and performance awards	0.6	0.8	1.0
Adjusted weighted average common shares	48.1	47.7	47.4
Basic earnings per share	$1.70	$1.76	$1.36
Diluted earnings per share	$1.68	$1.73	$1.33
Anti-dilutive stock options	0.1	0.1	0.6

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

16. SHARE-BASED COMPENSATION
The Company maintains the Franklin Electric Co., Inc. 2012 Stock Plan (the "2012 Stock Plan"), which is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, stock unit awards, and performance awards to key employees and non-employee directors. Shares and per share data below have been adjusted for all periods presented to reflect the two-for-one stock split effective March 18, 2013.

The 2012 Stock Plan authorizes 2,400,000 shares for issuance as follows:

2012 Stock Plan	Authorized Shares
Stock Options	1,680,000
Stock/Stock Unit Awards	720,000

The Company also maintains the Amended and Restated Franklin Electric Co., Inc. Stock Plan which, as amended in 2009, provided for discretionary grants of stock options and stock awards (the "2009 Stock Plan"). The 2009 Stock Plan authorized 4,400,000 shares for issuance as follows:

2009 Stock Plan	Authorized Shares
Stock Options	3,200,000
Stock Awards	1,200,000

All options in the 2009 Stock Plan have been awarded.

The Company currently issues new shares from its common stock balance to satisfy option exercises and the settlement of stock awards and stock unit awards made under the 2009 Stock Plan and/or the 2012 Stock Plan.

The total share-based compensation expense recognized in 2013, 2012, and 2011 was $4.9 million, $6.3 million, and $4.0 million, respectively.

Stock Options:
Under the above plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant, and the options expire 10 years after the date of the grant.  Options granted to employees vest at 25 percent a year and become fully vested and exercisable after 4 years (vesting is accelerated upon retirement, death, or disability).  Subject to the terms of the plans, in general, the aggregate option price and any applicable tax withholdings may be satisfied in cash or its equivalent, by the plan participant’s delivery of shares of the Company’s common stock having a fair market value at the time of exercise equal to the aggregate option price and/or the applicable tax withholdings or by having shares otherwise subject to the award withheld by the Company or via cash-less exercise through a broker-dealer.

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during 2013, 2012, and 2011, are as follows:

	2013	2012	2011
Risk-free interest rate	1.03%	1.01%	2.49%
Dividend yield	0.89%	1.12%	1.23%
Weighted-average dividend yield	0.89%	1.12%	1.07%
Volatility factor	0.394	0.388	0.431
Weighted-average volatility	0.394	0.388	0.432
Expected term	6.0 years	6.0 years	6.3 years
Forfeiture rate	4.52%	3.99%	3.59%

A summary of the Company’s outstanding stock option activity and related information is as follows:

(Shares in thousands)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of 2011	3,634	$13.98
Granted	226	21.72
Exercised	(692)	12.43
Forfeited	(30)	18.58
Outstanding at beginning of 2012	3,138	$14.83
Granted	250	24.10
Exercised	(1,158)	13.29
Forfeited	(46)	22.91
Outstanding at beginning of 2013	2,184	$16.69
Granted	176	32.53
Exercised	(880)	15.98
Forfeited	(4)	14.37
Outstanding at end of period	1,476	$19.01	5.75 years	$39,121
Expected to vest after applying forfeiture rate	1,457	$18.88	5.71 years	$38,787
Vested and exercisable at end of period	943	$15.46	4.41 years	$28,349

	2013	2012	2011
Weighted average grant-date fair value of options	$11.47	$8.19	$8.71

(In millions)	2013	2012	2011
Intrinsic value of options exercised	$16.6	$16.5	$7.3
Cash received from the exercise of options	14.1	15.4	8.6
Fair value of shares vested	2.1	2.4	2.5
Tax benefit	6.5	6.5	2.1

There were no share-based liabilities paid during the 2013 and 2012 fiscal years.

A summary of the Company’s non-vested stock option activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of 2012	1,094	$13.27
Granted	250	24.10
Vested	(528)	12.67
Forfeited	(14)	22.91
Non-vested at beginning of 2013	802	$17.07
Granted	176	32.53
Vested	(440)	13.31
Forfeited	(4)	14.37
Non-vested at end of period	534	$25.30

As of December 28, 2013, there was $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Stock Plan and the 2009 Stock Plan related to stock options.  That cost is expected to be recognized over a weighted-average period of 2.40 years.

Stock/Stock Unit Awards:
Under the 2009 Stock Plan and 2012 Stock Plan, non-employee directors and employees may be granted stock awards and stock units, including grants of restricted shares of the Company’s common stock.

Stock awards to non-employee directors are fully vested when made.  Stock/stock unit awards to employees cliff vest over 3 or 4 years (subject to accelerated vesting of a pro rata portion in the case of retirement, death or disability) and may be contingent on the attainment of certain performance goals. Dividends are paid to the recipient prior to vesting, except that dividends on performance-based stock awards under the 2012 Stock Plan will be paid only to the extent the performance goals are met. Stock/stock unit awards granted to retirement eligible employees were expensed over the 4 year vesting period.

A summary of the Company’s restricted stock/stock unit award activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of 2012	344	$17.24
Awarded	208	24.90
Vested	(76)	15.93
Forfeited	(18)	18.48
Non-vested at beginning of 2013	458	$20.90
Awarded	165	32.90
Vested	(66)	18.78
Forfeited	(6)	20.05
Non-vested at end of period	551	$24.75

As of December 28, 2013, there was $7.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Stock Plan and the 2009 Stock Plan related to stock awards.  That cost is expected to be recognized over a weighted-average period of 2.54 years.

17. SEGMENT AND GEOGRAPHIC INFORMATION
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

Financial information by reportable segment is as follows:

	Net sales to external customers			Operating income (loss)
(In millions)	2013	2012	2011	2013	2012	2011
Water Systems	$766.4	$715.0	$654.1	$131.3	$124.1	$105.3
Fueling Systems	199.1	176.3	167.0	42.6	36.6	31.3
Other	—	—	—	(50.1)	(47.7)	(43.2)
Consolidated	$965.5	$891.3	$821.1	$123.8	$113.0	$93.4

	Total assets			Depreciation
	2013	2012		2013	2012	2011
Water Systems	$714.7	$692.0		$18.1	$16.9	$15.2
Fueling Systems	247.9	252.0		1.9	1.8	1.8
Other	89.3	32.4		3.4	2.4	2.4
Consolidated	$1,051.9	$976.4		$23.4	$21.1	$19.4

	Amortization			Capital expenditures
	2013	2012	2011	2013	2012	2011
Water Systems	$6.0	$5.7	$4.2	$31.0	$25.2	$13.8
Fueling Systems	1.9	1.5	1.7	4.0	3.3	1.8
Other	0.1	—	—	32.2	13.6	5.5
Consolidated	$8.0	$7.2	$5.9	$67.2	$42.1	$21.1

Cash is the major asset group in “Other” of total assets.

Financial information by geographic region is as follows:

	Net sales			Long-lived assets
(In millions)	2013	2012	2011	2013	2012
United States	$460.5	$428.5	$371.0	$377.3	$330.0
Foreign	505.0	462.8	450.1	199.2	215.0
Consolidated	$965.5	$891.3	$821.1	$576.5	$545.0

No single customer accounted for more than 10 percent of the Company’s consolidated sales and accounts receivable in 2013, 2012, or 2011.

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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  CARB has noticed an appeal from that judgment.

An Amended Judgment, awarding the Company $0.1 million in costs was entered on January 22, 2014.

Neither of these suits have had any effect on CARB's certification of the Company's EVR System or any other products of the Company or its subsidiaries, and did not interfere with continuing sales.  CARB has never decertified the Company's EVR System and has never proposed to do so.

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

Total rent expense charged to operations for operating leases including contingent rentals was $11.0 million, $9.5 million, and $8.8 million for 2013, 2012, and 2011, respectively.

The future minimum rental payments for non-cancelable operating leases as of December 28, 2013, are as follows:

(In millions)	2014	2015	2016	2017	2018
Future minimum rental payments	$8.6	$3.3	$2.3	$1.2	$1.1

Rental commitments subsequent to 2018 are not significant by year, but aggregated are $1.4 million in total.

At December 28, 2013, the Company had $11.7 million of commitments primarily for the purchase of machinery and equipment as well as conditional agreements related to building expansions.

The changes in the carrying amount of the warranty accrual, as recorded in "Accrued expenses" in the Company's consolidated balance sheets for 2013 and 2012, are as follows:

(In millions)	2013	2012
Beginning balance	$9.7	$9.9
Accruals related to product warranties	9.1	6.8
Additions related to acquisitions	—	0.4
Reductions for payments made	(9.3)	(7.4)
Ending balance	$9.5	$9.7

19. RESTRUCTURING
Costs incurred in the twelve months ended December 28, 2013, included in the “Restructuring (income)/expense” line of the Company's consolidated statement of income, are as follows:

(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.6	$0.5	$—	$1.1
Equipment relocation	0.1	—	—	0.1
Asset write-off	1.4	—	—	1.4
Other	1.1	—	—	1.1
Total	$3.2	$0.5	$—	$3.7

Restructuring expenses for 2013 included $1.3 million write-down of the Oklahoma City, Oklahoma facility, which was related to the Phase IV Global Manufacturing Realignment Program announced in 2011, $1.1 million of expenses primarily related to relocation to the new Corporate Headquarters and Engineering Center in Fort Wayne, Indiana, $0.6 million integration acquisition costs of the previously announced Flexing acquisition in Franklin Fueling Systems, and $0.7 million of other restructuring costs related to continued manufacturing alignments.

Restructuring expenses of $0.2 million and $1.6 million were incurred in 2012 and 2011, respectively, primarily for the Water Systems realignment.

As of December 28, 2013, there were no restructuring reserves. As of December 29, 2012, there was $0.1 million in restructuring reserves primarily for severance.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly financial information for 2013 and 2012, from continuing operations, is as follows:

(In millions, except per share amounts)
	Net Sales	Gross Profit	Net Income	Net Income Attributable to Franklin Electric Co., Inc.	Basic Earnings Per Share	Diluted Earnings Per Share
2013
1st quarter	$222.5	$73.9	$15.6	$15.5	$0.32	$0.32
2nd quarter	263.4	94.6	28.4	28.1	0.59	0.58
3rd quarter	249.8	87.0	25.3	25.1	0.52	0.51
4th quarter	229.8	76.0	13.4	13.3	0.27	0.27
	$965.5	$331.5	$82.7	$82.0	$1.70	$1.68

2012
1st quarter	$201.9	$66.3	$23.2	$23.0	$0.49	$0.48
2nd quarter	246.7	84.3	25.2	24.8	0.53	0.52
3rd quarter	237.6	82.6	22.0	21.9	0.47	0.46
4th quarter	205.1	68.5	13.3	13.2	0.28	0.27
	$891.3	$301.7	$83.7	$82.9	$1.76	$1.73

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
February 26, 2014

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the 1992 Internal Control-Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 28, 2013.

Our independent registered accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 70.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 28, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
February 26, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and director nominees required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2014, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT," and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4, or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2014, under the heading of “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors, the Audit Committee of the board of directors, and the Company’s code of conduct and ethics required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2014 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2014, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXCERCISES AND STOCK VESTED TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2014, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT" and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2014, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2014, under the heading “PROPOSAL 2: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2014 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this report:	Form 10-K Annual Report (page)
1. Financial Statements - Franklin Electric Co., Inc.
Consolidated Statements of Income for the three years ended December 28, 2013	31
Consolidated Statements of Comprehensive Income for the three years ended December 28, 2013	32
Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012	33
Consolidated Statements of Cash Flows for the three years ended December 28, 2013	35
Consolidated Statements of Equity for the three years ended December 28, 2013	37
Notes to Consolidated Financial Statements	39
2. Financial Statement Schedule - Franklin Electric Co., Inc.
Schedule II - Valuation and Qualifying Accounts	74
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

3. Exhibits
Exhibits are set forth in the attached Exhibit Index.	76
Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
2013
Allowance for doubtful accounts	$3.2	$(0.1)	$0.1	$—	$3.0
Allowance for deferred taxes	4.4	(0.9)	—	—	3.5
2012
Allowance for doubtful accounts	$3.0	$0.4	$0.2	$—	$3.2
Allowance for deferred taxes	3.6	0.8	—	—	4.4
2011
Allowance for doubtful accounts	$2.3	$0.8	$0.1	$—	$3.0
Allowance for deferred taxes	3.4	0.2	—	—	3.6

(a) Charges for which allowances were created.
(b) Primarily related to acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: February 26, 2014	By	/s/ R. Scott Trumbull
R. Scott Trumbull, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2014.

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
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013

Number	Description
3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to the Company's Form 8-K filed on May 3, 2007)
3.2
Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended February 22, 2013 (incorporated by reference to Exhibit 3.2 of the Company's Form 10-K for the fiscal year ended December 29, 2012)

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
10.9
First Amendment to the Franklin Electric Co., Inc. Pension Restoration Plan dated December 20, 2012 (incorporated by reference to Exhibit 10.9 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*

10.10	Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on September 29, 2012)*
10.11
First Amendment to the Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan dated December 20, 2012 (incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*

10.12	Employment Agreement between the Company and Scott Trumbull (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*
10.13	Employment Agreement between the Company and Gregg C. Sengstack (incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*
10.14	Employment Agreement between the Company and John J. Haines (incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*
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

10.17	Form of Employment Security Agreement between the Company and Steve Aikman (incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*
10.18	Description of the Executive Officer Annual Incentive Cash Bonus Program (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*
10.19	Franklin Electric Co., Inc. Management Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting of Shareholders held April 30, 2010)*
10.20	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 4, 2012)*

10.21	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 4, 2012)*
10.22	Form of Restricted Stock Unit Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed on May 4, 2012)*
10.23	Form of Restricted Stock Unit Agreement for Director Employees (incorporated by reference to the Company’s Form 8-K filed on May 4, 2012)*
10.24	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to the Company's Form 8-K filed on May 4, 2012)*
10.25	Form of Restricted Stock Award Agreement for Director Employees (incorporated by reference to the Company's Form 8-K filed on May 4, 2012)*
10.26	Amendment to Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the fiscal quarter ended June 30, 2012)*
10.27	Amendment to Form of Restricted Stock Award Agreement for Director Employees (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the fiscal quarter ended June 30, 2012)*
10.28	Amendment to Forms of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibits 10.7 and 10.8 of the Company's Form 10-Q for the fiscal quarter ended June 30, 2012)*
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

10.39	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of October 1, 2013, between the Company and JPMorgan Chase and others (filed herewith)
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