Form 10-K/A
period 2013-12-28
FRANKLIN ELECTRIC CO INC
filed 2014-02-26
CIK 38725

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

Number of shares of common stock outstanding at February 13, 2014:
47,687,521 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2014 (Part III).

__________________________________________________________________________________________________________
EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Franklin Electric Co., Inc.'s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 28, 2013, as filed with the Securities and Exchange Commission on February 26, 2014, is to file all of the exhibits that were inadvertently omitted from the original Form 10-K filing. Except as described in this Explanatory Note, this Amendment No. 1 does not amend any other information set forth in the Form 10-K.

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

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: February 26, 2014	By	/s/ John J. Haines
John J.Haines
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