Form 10-Q
period 2014-03-29
FRANKLIN ELECTRIC CO INC
filed 2014-05-08
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 30, 2014
$.10 par value	47,703,710 shares

FRANKLIN ELECTRIC CO., INC.

PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
(In thousands, except per share amounts)	March 29, 2014	March 30, 2013

Net sales	$231,421	$222,524
Cost of sales	153,310	148,583
Gross profit	78,111	73,941
Selling, general, and administrative expenses	52,015	50,065
Restructuring expense	136	710
Operating income	25,960	23,166
Interest expense	(2,784)	(2,590)
Other income	325	447
Foreign exchange expense	(420)	(171)
Income before income taxes	23,081	20,852
Income taxes	5,660	5,237
Net income	$17,421	$15,615
Less: Net income attributable to noncontrolling interests	(464)	(159)
Net income attributable to Franklin Electric Co., Inc.	$16,957	$15,456
Income per share:
Basic	$0.35	$0.32
Diluted	$0.35	$0.32
Dividends per common share	$0.0775	$0.0725

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	First Quarter Ended
(In thousands)	March 29, 2014	March 30, 2013

Net income	$17,421	$15,615
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	2,178	(5,789)
Employee benefit plan activity	745	970
Other comprehensive income/(loss)	$2,923	$(4,819)
Income tax related to items of other comprehensive income	(257)	(380)
Other comprehensive income/(loss), net of tax	$2,666	$(5,199)
Comprehensive income	20,087	10,416
Comprehensive income/(loss) attributable to noncontrolling interest	326	(279)
Comprehensive income attributable to Franklin Electric Co., Inc.	$19,761	$10,695

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 29, 2014	December 28, 2013

ASSETS
Current assets:
Cash and cash equivalents	$102,137	$134,553
Receivables, less allowances of $3,122 and $3,015, respectively	147,101	115,127
Inventories:
Raw material	86,501	71,909
Work-in-process	19,552	17,978
Finished goods	117,080	101,674
	223,133	191,561
Deferred income taxes	9,761	10,072
Other current assets	27,172	21,041
Total current assets	509,304	472,354

Property, plant, and equipment, at cost:
Land and buildings	120,606	121,154
Machinery and equipment	230,974	227,521
Furniture and fixtures	35,198	32,104
Other	27,840	26,844
	414,618	407,623
Less: Allowance for depreciation	(204,288)	(199,027)
	210,330	208,596
Asset held for sale	—	1,750
Deferred income tax	2,695	2,969
Intangible assets, net	146,973	148,663
Goodwill	207,730	207,220
Other assets	12,708	10,321
Total assets	$1,089,740	$1,051,873

	March 29, 2014	December 28, 2013

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$81,133	$57,755
Deferred tax liability	1,227	1,227
Accrued expenses	47,376	62,081
Income taxes	1,939	2,048
Current maturities of long-term debt and short-term borrowings	30,607	15,363
Total current liabilities	162,282	138,474
Long-term debt	173,654	174,166
Deferred income taxes	54,347	54,618
Employee benefit plans	38,457	41,685
Other long-term liabilities	39,535	39,543

Commitments and contingencies (see Note 16)	—	—

Redeemable noncontrolling interest	5,288	5,171

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (47,692 and 47,715, respectively)	4,769	4,771
Additional capital	198,089	194,810
Retained earnings	462,526	450,855
Accumulated other comprehensive loss	(51,925)	(54,729)
Total shareowners' equity	613,459	595,707
Noncontrolling interest	2,718	2,509
Total equity	616,177	598,216
Total liabilities and equity	$1,089,740	$1,051,873

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter Ended
(In thousands)	March 29, 2014	March 30, 2013

Cash flows from operating activities:
Net income	$17,421	$15,615
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,847	7,367
Share-based compensation	1,392	2,158
Deferred income taxes	(214)	(2,623)
(Gain)/loss on disposals of plant and equipment	5	(1)
Foreign exchange expense	420	171
Excess tax from share-based payment arrangements	(1,448)	(2,063)
Changes in assets and liabilities, net of acquisitions:
Receivables	(31,451)	(28,686)
Inventory	(31,408)	(17,038)
Accounts payable and accrued expenses	8,408	(8,441)
Income taxes	1,117	2,459
Employee benefit plans	(2,551)	(1,485)
Other	(5,918)	1,788
Net cash flows from operating activities	(35,380)	(30,779)
Cash flows from investing activities:
Additions to property, plant, and equipment	(8,172)	(16,515)
Proceeds from sale of property, plant, and equipment	1,592	55
Additions to intangibles	—	48
Cash paid for minority equity investment	(2,449)	—
Net cash flows from investing activities	(9,029)	(16,412)
Cash flows from financing activities:
Proceeds from issuance of debt	21,191	25,101
Repayment of debt	(6,550)	(85)
Proceeds from issuance of common stock	635	4,128
Excess tax from share-based payment arrangements	1,448	2,063
Purchases of common stock	(1,581)	(2,504)
Dividends paid	(3,709)	(3,417)
Payment of contingent consideration liability	—	(5,555)
Net cash flows from financing activities	11,434	19,731
Effect of exchange rate changes on cash	559	(1,212)
Net change in cash and equivalents	(32,416)	(28,672)
Cash and equivalents at beginning of period	134,553	103,338
Cash and equivalents at end of period	$102,137	$74,666

	First Quarter Ended
	March 29, 2014	March 30, 2013
Cash paid for income taxes	$7,905	$4,430
Cash paid for interest, net of capitalized interest of $0 and $235, respectively	$3,002	$2,379

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$610	$1,297

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 28, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 29, 2014, and for the first quarters ended March 29, 2014 and March 30, 2013, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the first quarter ended March 29, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2015. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K/A for the year ended December 28, 2013.

2. ACCOUNTING PRONOUNCEMENTS
In April 2014, FASB issued ASU 2014-08 Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU No. 2014-08 is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted. The Company has adopted this standard with no impact on the Company’s consolidated financial position, results of operations, or cash flows.

3. ACQUISITIONS
Transaction costs were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs included in selling, general, and administrative expenses in the Company’s condensed consolidated statement of income for the first quarter ended March 29, 2014, was $0.1 million. No transaction costs were included in selling, general, and administrative expenses for the first quarter ended March 30, 2013.

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

The noncontrolling interest in Impo is redeemable at other than fair value as the redemption value is determined based on a specified formula.  The noncontrolling interest becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of (1) the initial carrying amount, increased or decreased for each noncontrolling interest's share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.  As of March 29, 2014, the Impo redeemable noncontrolling interest was recorded at the carrying amount.

According to FASB ASC Topic 810, Consolidation and Emerging Issues Task Force ("EITF") Topic No. D-98, Classification and Measurement of Redeemable Securities, redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, then the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of carrying value.  No adjustments were necessary for the first quarters ended March 29, 2014 or March 30, 2013.

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

As of March 29, 2014 and December 28, 2013, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below.

(In millions)	March 29, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$8.2	$8.2	$—	$—	$—

	December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$6.6	$6.6	$—	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of domestic money market funds invested in high quality, short-term liquid assets, and foreign bank guaranteed certificates of deposit.

The Company has no assets or liabilities classified as Level 2 or Level 3.

6. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. During February 2014, the Company entered into a share swap transaction agreement (the "swap") to mitigate the Company’s exposure to these fluctuations in the Company's stock price. The swap was not designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. The swap has a notional value of 134,000 shares. As of March 29, 2014, the swap transaction resulted in a loss of $0.2 million. All gains or losses and expenses related to the total return swap are recorded in the Company's consolidated statement of income within the “Selling, general, and administrative expenses” line.

7. OTHER ASSETS
The Company has equity interests in various companies for various strategic purposes. The investments are accounted for under the equity method and are included in “Other assets” on the Company’s consolidated balance sheet. The carrying amount of the investment is adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments are not considered material to the Company’s financial position, neither individually nor in aggregate. The Company’s proportionate share of earnings from its equity interests, included in the "Other income/(expense)" line of the Company's consolidated statements of income, were immaterial for the quarter ended March 29, 2014.

The Company has a loan agreement with the parent company of a customer.  The current maturity is included in "Receivables" and the long-term portion is included in "Other assets" on the Company's consolidated balance sheet. The agreement provides for interest on the loan at a variable market interest rate with the customer to repay the loan plus interest in semi-annual installments. The Company has a long-term relationship with the customer and considers the loan fully collectible. The loan is not considered material to the Company’s financial position.

8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	March 29, 2014		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.8	$(6.0)	$7.8	$(5.9)
Supply agreements	4.4	(4.4)	4.4	(4.4)
Technology	7.5	(3.9)	7.5	(3.8)
Customer relationships	125.3	(31.6)	125.1	(29.7)
Software	2.1	(0.4)	2.1	(0.4)
Other	1.3	(1.3)	1.3	(1.2)
Total	$148.4	$(47.6)	$148.2	$(45.4)
Unamortized intangibles:
Trade names	46.1	—	45.9	—
Total intangibles	$194.5	$(47.6)	$194.1	$(45.4)

Amortization expense related to intangible assets for first quarters ended March 29, 2014 and March 30, 2013 was $2.0 million and $2.0 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2014	2015	2016	2017	2018
	$8.1	$8.1	$8.1	$7.8	$7.7

The change in the carrying amount of goodwill by reporting segment for the first quarter ended March 29, 2014, is as follows:

(In millions)
	Water Systems	Fueling Systems	Consolidated
Balance as of December 28, 2013	$144.1	$63.1	$207.2
Foreign currency translation	0.4	0.1	0.5
Balance as of March 29, 2014	$144.5	$63.2	$207.7

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of March 29, 2014, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31 measurement date for these plans.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the first quarters ended March 29, 2014 and March 30, 2013, respectively:

(In millions)				Pension Benefits	Other Benefits
				First Quarter Ended	First Quarter Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service cost	$0.3	$0.4	$—	$—
Interest cost	2.0	1.9	0.1	0.1
Expected return on assets	(2.6)	(2.5)	—	—
Amortization of prior service cost	—	—	0.1	0.1
Amortization of loss	0.6	0.9	—	0.1
Net periodic benefit cost	$0.3	$0.7	$0.2	$0.3
Settlement cost	0.2	—	—	—
Total net periodic benefit cost	$0.5	$0.7	$0.2	$0.3

In the first quarter ended March 29, 2014, the Company made contributions to the funded plans of $2.8 million. The amount of contributions to be made to the plans during the calendar year 2014 will be finalized by September 15, 2014, based upon the plan's year-end valuation at December 28, 2013, and the funding level required for the plan year ended December 28, 2013.

10. INCOME TAXES
The effective tax rate continues to be lower than the U.S. statutory rate of 35.0 percent primarily due to the indefinite reinvestment of foreign earnings taxed at rates below the U.S. statutory rate as well as recognition of U.S. tax credits.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit.

11. DEBT
Debt consisted of the following:

(In millions)	March 29, 2014	December 28, 2013
Prudential Agreement - 5.79 percent	$150.0	$150.0
Tax increment financing debt	24.1	24.6
Revolver	15.0	—
Capital leases	0.7	0.8
Foreign subsidiary debt	14.5	14.2
	204.3	189.6
Less current maturities	(30.6)	(15.4)
Long-term debt	$173.7	$174.2

Foreign subsidiary debt denoted in the table above is predominately comprised of debt at Impo.

The total estimated fair value of debt was $218.3 million and $203.7 million at March 29, 2014 and December 28, 2013, respectively. The fair value assumed floating rate debt was valued at par. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its long term debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as a Level 2 within the valuations hierarchy.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	2014	2015	2016	2017	2018	More than 5 years
Debt	$203.6	$30.4	$30.9	$31.0	$31.0	$31.0	$49.3
Capital leases	0.7	0.2	0.2	0.1	0.1	0.1	—
	$204.3	$30.6	$31.1	$31.1	$31.1	$31.1	$49.3

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

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	March 29, 2014	March 30, 2013
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$17.0	$15.5
Less: Undistributed earnings allocable to participating securities	0.3	0.2
	$16.7	$15.3
Denominator:
Basic
Weighted average common shares	47.7	47.3
Diluted
Effect of dilutive securities:
Non-participating employee and director incentive stock options and performance awards	0.6	0.7
Adjusted weighted average common shares	48.3	48.0
Basic earnings per share	$0.35	$0.32
Diluted earnings per share	$0.35	$0.32
Anti-dilutive stock options	—	—

13. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the three months ended March 29, 2014:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 28, 2013	$4,771	$194,810	$450,855	$(38,707)	$(16,022)	$2,509	$598,216	$5,171
Net income			16,957			199	17,156	265
Dividends on common stock			(3,709)				(3,709)
Common stock issued	3	632					635
Common stock repurchased or received for stock options exercised	(4)		(1,577)				(1,581)
Share-based compensation	(1)	1,393					1,392
Tax benefit of stock options exercised		1,254					1,254
Currency translation adjustment					2,316	10	2,326	(148)
Pension liability, net of tax				488			488
Other				(150)	150
Balance as of March 29, 2014	$4,769	$198,089	$462,526	$(38,369)	$(13,556)	$2,718	$616,177	$5,288

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 29, 2014 and March 30, 2013, are summarized below:

(In millions)
For the three months ended March 29, 2014:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Total
Balance as of December 28, 2013	$(16.0)	$(38.7)		$(54.7)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	2.1	—		2.1
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	2.1	—		2.1
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	0.7	(1)	0.7
Income tax expense	—	(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	0.4		0.4
Net current period other comprehensive income/(loss), net of income taxes	2.1	0.4		2.5
Other comprehensive (income)/loss attributable to noncontrolling interest	0.3	—		0.3
Balance as of March 29, 2014	$(13.6)	$(38.3)		$(51.9)

For the three months ended March 30, 2013:
Balance as of December 29, 2012	$(0.2)	$(56.9)		$(57.1)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(5.8)	—		(5.8)
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(5.8)	—		(5.8)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	1.0	(1)	1.0
Income tax expense	—	(0.4)		(0.4)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	0.6		0.6
Net current period other comprehensive income/(loss), net of income taxes	(5.8)	0.6		(5.2)
Other comprehensive (income)/loss attributable to noncontrolling interest	0.4	—		0.4
Balance as of March 30, 2013	$(5.6)	$(56.3)		$(61.9)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 9 for additional details) and is included in the "Selling, general, and administrative expenses" line of the consolidated statements of income.

15. SEGMENT INFORMATION
The Company’s business consists of the Water Systems and Fueling Systems reportable segments, based on the principal end market served.  The Company includes unallocated corporate expenses and inter-company eliminations in an “Other” segment that, together with the Water Systems and Fueling Systems segments, represent the Company.

The Water Systems segment designs, manufactures and sells motors, pumps, electronic controls, and related parts and equipment primarily for use in submersible water and other fluid system applications. The Fueling Systems segment designs, manufactures, and sells pumps, electronic controls and related parts and equipment primarily for use in submersible fueling system applications. The Fueling Systems segment integrates and sells motors and electronic controls produced by the Water Systems segment.

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

Financial information by reportable segment is as follows:

	First Quarter Ended		First Quarter Ended
	Net sales to external customers		Operating income (loss)
(In millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Water Systems	$184.6	$176.4	$29.2	$28.7
Fueling Systems	46.8	46.1	9.1	6.2
Other	—	—	(12.3)	(11.7)
Consolidated	$231.4	$222.5	$26.0	$23.2

	Total assets
	March 29, 2014	December 28, 2013
Water Systems	$772.3	$714.7
Fueling Systems	252.8	247.9
Other	64.6	89.3
Consolidated	$1,089.7	$1,051.9

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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. CARB has filed a notice of appeal.

Neither of these suits has had any effect on CARB's certification of the Company's EVR System or any other products of the Company or its subsidiaries, and did not interfere with continuing sales.  CARB has never decertified the Company's EVR System and has never proposed to do so.

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

At March 29, 2014, the Company had $18.5 million of commitments primarily for the purchase of machinery and equipment as well as conditional agreements related to building expansions.

The company provides warranties on most of its products. The warranty terms vary but are generally two years from date of manufacture or one year from date of installation. In 2007, the Company began offering an extended warranty program to certain Water Systems customers which provides warranty coverage up to five years from date of manufacture. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. The Company actively studies trends of warranty claims and takes actions to improve product quality and minimize warranty claims. The Company believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

The changes in the carrying amount of the warranty accrual, as recorded in "Accrued expenses" in the Company's consolidated balance sheet for the three months ended March 29, 2014, are as follows:

(In millions)
Balance as of December 28, 2013	$9.5
Accruals related to product warranties	1.4
Reductions for payments made	(2.0)
Balance as of March 29, 2014	$8.9

17. SHARE-BASED COMPENSATION
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

The 2012 Stock Plan authorized 2,400,000 shares for issuance as follows:

2012 Stock Plan	Authorized Shares
Stock Options	1,680,000
Stock/Stock Unit Awards	720,000

The Company also maintains the Amended and Restated Franklin Electric Co., Inc. Stock Plan (the "2009 Stock Plan") which, as amended in 2009, provided for discretionary grants of stock options and stock awards. The 2009 Stock Plan authorized 4,400,000 shares for issuance as follows:

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first quarter ended March 29, 2014, are as follows:

	March 29, 2014	March 30, 2013
Risk-free interest rate	1.68%	1.03%
Dividend yield	0.70%	0.89%
Volatility factor	0.387	0.394
Expected term	5.6 years	6.0 years
Forfeiture rate	3.81%	4.52%

There were 92,946 and 176,168 stock options granted during the first quarters ended March 29, 2014 and March 30, 2013, respectively.

A summary of the Company’s outstanding stock option activity and related information for the first quarters ended March 29, 2014 and March 30, 2013 is as follows:

(Shares in thousands)	March 29, 2014		March 30, 2013
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,476	$19.01	2,184	16.69
Granted	93	43.27	176	32.53
Exercised	(34)	18.57	(307)	13.43
Forfeited	(2)	26.95	—	—
Outstanding at end of period	1,533	$20.48	2,053	18.54
Expected to vest after applying forfeiture rate	1,511	$20.31	2,022	$18.39
Vested and exercisable at end of period	1,070	$16.34	1,457	$15.82

A summary of the weighted-average remaining contractual term and aggregate intrinsic value for the first quarter ended March 29, 2014 is as follows:

(In millions)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.81 years	$32,598
Expected to vest after applying forfeiture rate	5.76 years	32,426
Vested and exercisable at end of period	4.61 years	27,068

The total intrinsic value of options exercised during the first quarters ended March 29, 2014 and March 30, 2013, was $0.8 million and $4.8 million, respectively.

As of March 29, 2014, there was $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 2012 Stock Plan and the 2009 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.81 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the first quarters ended March 29, 2014 and March 30, 2013 is as follows:

(Shares in thousands)	March 29, 2014		March 30, 2013
Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	551	$24.75	$458	$20.90
Awarded	172	43.37	141	32.53
Vested	(110)	15.75	(35)	17.21
Forfeited	(56)	27.81	(1)	18.89
Non-vested at end of period	557	$31.96	$563	$24.04

As of March 29, 2014, there was $12.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock awards granted under the 2012 Stock Plan and the 2009 Stock Plan..  That cost is expected to be recognized over a weighted-average period of 2.91 years.

18. RESTRUCTURING
Costs incurred in the first quarter ended March 29, 2014, included in the “Restructuring (income)/expense” line of the Company's consolidated statement of income, are as follows:

	March 29, 2014
(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.1	$—	$—	$0.1

Restructuring expenses, relating primarily to severance for the first quarter ended March 30, 2013, were approximately $0.7 million.

As of March 29, 2014 and March 30, 2013, there were $0.0 million and $0.6 million in restructuring reserves, respectively. The restructuring reserves were primarily for severance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2014 vs. First Quarter 2013

OVERVIEW

Sales and earnings in the first quarter of 2014 increased from the first quarter last year.  The sales increase was primarily due to volume increases which were partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $78.1 million for the first quarter of 2014, an increase of $4.2 million or about 6 percent from the prior year’s first quarter. The gross profit as a percent of net sales increased 60 basis points to 33.8 percent in 2014 from 33.2 percent in first quarter of 2013. The gross profit margin increase was due to lower fixed cost, leverage on fixed cost from higher sales, and productivity improvements which lowered direct labor and variable costs, partially offset by higher raw material costs.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first quarter of 2014 were $231.4 million, an increase of $8.9 million or about 4 percent compared to 2013 first quarter sales of $222.5 million.  The incremental impact of sales from acquired businesses was $0.8 million or less than 1 percent.  Sales revenue decreased by $8.0 million or about 4 percent in the first quarter of 2014 due to foreign currency translation. The sales change in the first quarter of 2014, excluding acquisitions and foreign currency translation, was an increase of $16.1 million or about 7 percent.

	Net Sales
(In millions)	Q1 2014	Q1 2013	2014 v 2013
Water Systems	$184.6	$176.4	$8.2
Fueling Systems	46.8	46.1	0.7
Consolidated	$231.4	$222.5	$8.9

Net Sales-Water Systems
Water Systems revenues were $184.6 million in the first quarter 2014, an increase of $8.2 million or about 5 percent versus the first quarter 2013 sales of $176.4 million. Sales from businesses acquired since the first quarter of 2013 were $0.8 million or less than 1 percent. Water Systems sales were reduced by $8.6 million or about 5 percent in the quarter due to foreign currency translation. Water Systems sales growth, excluding acquisitions and foreign currency translation, was about 9 percent.

Water Systems sales in the U.S. and Canada represented 38 percent of consolidated sales and increased by about 2 percent compared to the prior year. Sales of mobile pumping equipment sold to the pump rental channel grew, however this growth was partially offset by declining sales to the groundwater and wastewater distribution channels. U.S. and Canada sales in the groundwater and wastewater channels declined by about 6.5 percent in the quarter driven by more significant declines during the severe weather months of January and February, but sales in these channels grew in the month of March as the weather moderated.

During the first quarter, the Company’s second largest customer, National Pump and Compressor, was acquired by United Rental. United is one of the largest rental companies in the world and has announced plans to use the National Pump acquisition as a platform for significant pump rental growth. The Company believes that over time this will have a positive impact on the Pioneer product line.

Water Systems sales in Latin America were about 13 percent of consolidated sales for the first quarter and declined by about 2 percent compared to the first quarter of the prior year. Excluding the impact of foreign currency translation, Latin American sales increased by about 9 percent compared to the first quarter 2013. Most of the sales growth in Latin America occurred in Brazil, where demand was strong across virtually all regions and all product lines. In the second quarter, the new factory being built in Brazil will open. The new facility will add capacity, support additional growth, and enable the Company to further improve its operational efficiency.

Water Systems sales in the Middle East and Africa were about 13 percent of consolidated sales and grew by about 25 percent compared to the first quarter 2013. Excluding the impact of foreign currency translation, sales increased by about 43 percent compared to the first quarter 2013. The growth was driven by strong sales of groundwater pumping equipment sold under both the Impo and Franklin brand names in Turkey and North Africa.

Water Systems sales in the Asia Pacific region were 8 percent of consolidated sales and were flat compared to the first quarter prior year. Excluding the impact of foreign currency translation, Asia Pacific sales increased by about 5 percent compared to the first quarter 2013. The Asia Pacific region experienced strong sales of groundwater pumping equipment in Japan and Korea, offset by a slowdown of sales in Indonesia and Australia.

Water Systems sales in Europe were about 8 percent of consolidated sales and grew by about 6 percent compared to the first quarter 2013. Acquisition related sales were about 3 percent. The impact of foreign currency translation increased sales by about 3 percent compared to the first quarter of 2013. Excluding acquisition and the impact of foreign currency translation, European sales were flat to the first quarter of 2013

Net Sales-Fueling Systems
Fueling Systems sales were $46.8 million in the first quarter 2014, an increase of $0.7 million or about 2 percent versus the first quarter 2013 sales of $46.1 million. Fueling Systems sales were increased by $0.6 million or 1 percent in the quarter due to foreign currency translation. Fueling Systems sales growth, excluding acquisitions and foreign currency translation, was less than 1 percent.

During the first quarter last year, Fueling Systems shipped about $4.7 million of equipment to India to fill a large tender order. This year the company’s Indian tender shipments, which will be about the same size as last year, are planned for later in the year. Excluding the impact of the Indian tender sales during the first quarter of 2013, Fueling systems sales grew by about 12 percent. Sales of pressure pumping systems outside of India grew by 25 percent during the quarter as demand for the Franklin pressure pumping system is increasing in virtually all developing regions of the world. The Company also experienced solid growth during the first quarter for fueling dispenser nozzles and related equipment in China.
Cost of Sales
Cost of sales as a percentage of net sales for the first quarters of 2014 and 2013 was 66.2 percent and 66.8 percent, respectively. Correspondingly, the gross profit margin increased to 33.8 percent from 33.2 percent, a 60 basis point improvement. The Company’s consolidated gross profit was $78.1 million for the first quarter of 2014, an increase of $4.2 million, or about 6 percent, from the first quarter of 2013 gross profit of $73.9 million. The gross profit margin increase was due to lower fixed cost, leverage on fixed cost from higher sales, and productivity improvements which lowered direct labor and variable costs, partially offset by higher raw material costs.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $52.0 million in the first quarter of 2014 compared to $50.1 million from the first quarter of prior year, an increase of $1.9 million or about 4 percent. SG&A expenses as a percentage of sales were 22.5 percent in the first quarter of 2014, flat to the first quarter of 2013.

Restructuring Expenses
Restructuring expenses for the first quarter of 2014 were $0.1 million and had no impact on diluted earnings per share. Restructuring expenses were primarily severance expenses and other miscellaneous manufacturing realignment activities. Restructuring expenses last year were $0.7 million and had a $0.01 impact on diluted earnings per share. Restructuring expenses in the first quarter of 2013 were primarily severance expenses, as well as Flex-ing acquisition integration activities, and other miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $26.0 million in the first quarter of 2014, up $2.8 million or about 12 percent from $23.2 million in the first quarter of 2013.

	Operating income (loss)
(In millions)	Q1 2014	Q1 2013	2014 v 2013
Water Systems	$29.2	$28.7	$0.5
Fueling Systems	9.1	6.2	2.9
Other	(12.3)	(11.7)	(0.6)
Consolidated	$26.0	$23.2	$2.8

There were specific items in the first quarters of 2014 and 2013 that impacted operating income that were not operational in nature.  In the first quarter of 2014, there were two such items: $0.1 million of restructuring charges and $0.1 million for acquisition related activities. In the first quarter of 2013, there were two such items: $0.7 million of restructuring charges and $0.4 million for certain legal matters.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(In millions)	For the First Quarter 2014
	Water	Fueling	Other	Consolidated
Reported Operating Income	$29.2	$9.1	$(12.3)	$26.0
% Operating Income To Net Sales	15.8%	19.4%		11.2%

Non-GAAP Adjustments:
Restructuring	$0.1	$—	$—	$0.1
Legal matters	$—	$—	$—	$—
Acquisition related items	$—	$0.1	$—	$0.1
Operating Income after Non-GAAP Adjustments	$29.3	$9.2	$(12.3)	$26.2
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	15.9%	19.7%		11.3%

	For the First Quarter 2013
	Water	Fueling	Other	Consolidated
Reported Operating Income	$28.7	$6.2	$(11.7)	$23.2
% Operating Income To Net Sales	16.3%	13.4%		10.4%

Non-GAAP Adjustments:
Restructuring	$0.5	$0.2	$—	$0.7
Legal matters	$—	$0.4	$—	$0.4
Acquisition related items	$—	$—	$—	$—
Operating Income after Non-GAAP Adjustments	$29.2	$6.8	$(11.7)	$24.3
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	16.6%	14.8%		10.9%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $29.3 million in the first quarter 2014, flat versus the first quarter 2013. The first quarter operating income margin after non-GAAP adjustments was 15.9 percent, down 70 basis points from 16.6 percent in the first quarter of 2013. Operating income margin after non-GAAP adjustments decreased in Water Systems primarily due to sales mix in the U.S. and Canada.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $9.2 million in the first quarter of 2014 compared to $6.8 million after non-GAAP adjustments in the first quarter of 2013, an increase of about 35 percent. The first quarter operating income margin after non-GAAP adjustments was 19.7 percent, an increase of 490 basis points from the 14.8 percent of net sales in the first quarter of 2013. The increase was driven by a positive product sales mix and a combination of productivity, favorable pricing, and synergies from the Flex-ing acquisition.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher primarily due to depreciation expense and increases in other Information Technologies expenses related to the new Headquarters and Engineering facility in Fort Wayne, Indiana.

Interest Expense
Interest expense for the first quarters of 2014 and 2013 was $2.8 million and $2.6 million, respectively.

Other Income or Expense
Other income or expense was income of $0.3 million in the first quarter of 2014 and income of $0.4 million in the first quarter of 2013.  Included in other income in the first quarter of 2014 was interest income of $0.4 million, primarily derived from the investment of cash balances in short-term securities. Included in other income in the first quarter of 2013 was interest income of $0.4 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss of $0.4 million for the first quarter of 2014, primarily due to the Canadian dollar.  Foreign currency-based transactions produced a loss of $0.2 million for the first quarter of 2013, primarily due to the South African rand.

Income Taxes
The provision for income taxes in the first quarters of 2014 and 2013 was $5.7 million and $5.2 million, respectively. The effective tax rate for the first quarter of 2014 was about 25 percent and, before the impact of discrete events, was 28 percent. Discrete adjustments during the first quarter were primarily for foreign tax rate changes and the impact of those changes on net deferred tax liabilities in those jurisdictions. The tax rate as a percentage of pre-tax earnings for the second quarter of 2014 is projected to be about 28 percent, nearly 300 basis point increase compared to the second quarter of 2013. The tax rate as a percentage of pre-tax earnings for the second quarter of 2013 was about 25 percent primarily due the completion of income tax audits and the favorable resolution of matters previously under review. The average effective tax rate after discrete events for the second half of 2014 is projected to be 25 percent, an improvement of over 150 basis points from the back half of 2013. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand, and available credit.

Net Income
Net income for the first quarter of 2014 was $17.4 million compared to the prior year first quarter net income of $15.6 million.  Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2014 was $17.0 million, or $0.35 per diluted share, compared to the prior year first quarter net income attributable to Franklin Electric Co., Inc. of $15.5 million or $0.32 per diluted share. Earnings after non-GAAP adjustments for the first quarter of 2014 were $16.9 million, or $0.35 per diluted share, compared to the prior year first quarter earnings after non-GAAP adjustments of $15.9 million or $0.33 per diluted share.

There were specific items in the first quarters of 2014 and 2013 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the First Quarter Ended
(In millions)	2014	2013	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$17.0	$15.5	10%
Allocated Undistributed Earnings	$(0.3)	$(0.2)
Adjusted Earnings for EPS Calculations	$16.7	$15.3	9%
Non-GAAP adjustments, before tax:
Restructuring	$0.1	$0.7
Legal matters	$—	$0.4
Acquisition related items	$0.1	$—
Non-GAAP adjustments, net of tax:
Restructuring	$0.1	$0.4
Legal matters	$—	$0.2
Acquisition related items	$0.1	$—
Net Income attributable to Franklin Electric Co., Inc. after Non-GAAP Adjustments (Adjusted Net Income)	$16.9	$15.9	6%

Earnings Per Share Before and After Non-GAAP Adjustments	For the First Quarter Ended
(In millions, except per share data)	2014	2013	Change
Average Fully Diluted Shares Outstanding	48.3	$48.0	1%

Fully Diluted Earnings Per Share ("EPS") Reported	$0.35	$0.32	9%

Restructuring per Share, net of tax	$—	$0.01
Legal matters per Share, net of tax	$—	$—
Acquisition related items Per Share, net of tax	$—	$—

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.35	$0.33	6%

CAPITAL RESOURCES AND LIQUIDITY
The Company's primary sources of liquidity are cash on hand, cash from operations, revolving credit agreement, and long-term debt funds available.

The Company has a committed, unsecured, revolving credit agreement maturing on December 14, 2016 (the “Agreement”) in the amount of $150.0 million. As of March 29, 2014, the Company had $130.7 million borrowing capacity under the Agreement as $4.3 million in letters of credit were outstanding and undrawn and $15.0 million of revolver borrowing had been drawn and were outstanding at the end of the quarter.

The Company also has an amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with $150.0 million of notes issued thereunder beginning to mature in 2015. The Company has no scheduled principal payments under the Prudential Agreement until 2015 at which time it amortizes for 5 years at an amount of $30.0 million per year. As of March 29, 2014, the Company had $50.0 million borrowing capacity under the Prudential Agreement.

On December 31, 2012, the Company, Allen County, Indiana and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project).” The aggregate principal amount of the Project Bonds that were issued, authenticated, and outstanding thereunder was limited to $25.0 million. The Company then borrowed the proceeds under the Project Bonds through the issuance of Project Notes to finance the cost of acquisition, construction, installation, and equipping of the new Global Corporate Headquarters and Engineering Center of Excellence. The Project Notes (tax increment financing debt) bear interest at 3.6 percent per annum. Interest and principal balance of the Project Notes are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10, 2033. The use of the proceeds from the Project Notes was limited to assist in the financing of the new Global Corporate Headquarters and Engineering Center of Excellence.

The Agreement, the Prudential Agreement, and the tax increment financing debt contain customary affirmative and negative covenants. The affirmative covenants include financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans or advances, investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Agreement, the Prudential Agreement, and the tax increment financing debt, but only if the Company is defaulting on an obligation exceeding $10.0 million. As of March 29, 2014, the Company was in compliance with all covenants. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

At March 29, 2014, the Company had $102.1 million of cash and equivalents at various locations worldwide. Approximately 24 percent of the cash and equivalents was in the U.S. and readily accessible. Approximately 21 percent was in various European subsidiaries, and 27 percent was in Mexico and Brazil. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Cash investments worldwide are invested according to a written policy and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority. Also, historically the Company has generally sourced inputs and sold outputs both in the local currency of operations on a country by country basis, thereby insulating local cash balances from currency volatility.

Net use of cash from operating activities was $35.4 million for the first quarter ended March 29, 2014 compared to
$30.8 million for the first quarter ended March 30, 2013. Inventory balances and related payables were up in first quarter 2014 due to the seasonal inventory build. The increase in cash used for receivables in first quarter 2014 followed the increase in sales in first quarter 2014 over first quarter 2013 as well as extended terms to customers.

Net cash used in investing activities was $9.0 million for the first quarter ended March 29, 2014, compared to $16.4 million for the first quarter ended March 30, 2013. Additions to property, plant and equipment were significantly lower in the first quarter 2014 compared to first quarter 2013 due to the Global Corporate Headquarters and Engineering Center of Excellence project spending in 2013. In evaluating potential future acquisitions that impact cash from investing, the Company reviews opportunities with an emphasis on increasing global distribution and also with an emphasis on adding complementary product lines that can be effectively marketed through existing global distribution.

Net cash provided by financing activities was $11.4 million for the first quarter ended March 29, 2014, compared to $19.7 million for the first quarter ended March 30, 2013. The primary decrease in cash provided by financing activities in first quarter 2014 is attributed to the TIF debt proceeds received in the first quarter of 2013 of $25 million and the debt repayments of $6.6 million in the first quarter of 2014. Stock option exercises were significantly lower in first quarter 2014 compared to first quarter 2013. The Company made a contingent consideration payment in the first quarter of 2013 of $5.6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the first quarter ended March 29, 2014. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Table of Contents

PART II

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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. CARB has filed a notice of appeal.

Neither of these suits has had any effect on CARB's certification of the Company's EVR System or any other products of the Company or its subsidiaries, and did not interfere with continuing sales.  CARB has never decertified the Company's EVR System and has never proposed to do so.

ITEM 1A. RISK FACTORS
The Company’s products are sold to numerous distribution outlets based on market performance.
The Company may, from time to time, change distribution outlets in certain markets based on market share and growth.  These structure changes could adversely impact sales and operating results.

Additional Risks to the Company Additional risk factors are set forth in Part 1, Item 1A, in the Company’s annual report on Form 10-K/A for the fiscal year ended December 28, 2013. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. The Company repurchased 25,400 shares for approximately $1.0 million under this plan during the first quarter of 2014. The maximum number of shares that may still be purchased under this plan as of March 29, 2014, is 1,087,313.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Repurchased
December 29 - February 1	—	$—	—	1,112,713
February 2 - March 1	25,400	37.83	25,400	1,087,313
March 2 - March 29	—	—	—	1,087,313
Total	25,400	$37.83	25,400	1,087,313

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 30.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: May 8, 2014	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED MARCH 29, 2014

Number	Description

3.1	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended May 2, 2014 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated May 2, 2014)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Forward-Looking Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase