Form 10-Q
period 2014-06-28
FRANKLIN ELECTRIC CO INC
filed 2014-08-07
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 31, 2014
$.10 par value	47,563,884 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net sales	$284,466	$263,443	$515,887	$485,967
Cost of sales	185,072	168,852	338,382	317,435
Gross profit	99,394	94,591	177,505	168,532
Selling, general, and administrative expenses	59,971	53,188	111,986	103,253
Restructuring expense	295	697	431	1,407
Operating income	39,128	40,706	65,088	63,872
Interest expense	(2,510)	(2,556)	(5,294)	(5,146)
Other income	871	364	1,196	811
Foreign exchange income/(expense)	328	(541)	(92)	(712)
Income before income taxes	37,817	37,973	60,898	58,825
Income taxes	10,359	9,534	16,019	14,771
Net income	$27,458	$28,439	$44,879	$44,054
Less: Net income attributable to noncontrolling interests	(384)	(304)	(848)	(463)
Net income attributable to Franklin Electric Co., Inc.	$27,074	$28,135	$44,031	$43,591
Income per share:
Basic	$0.56	$0.59	$0.91	$0.91
Diluted	$0.55	$0.58	$0.90	$0.90
Dividends per common share	$0.0900	$0.0775	$0.1675	$0.1500

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net income	$27,458	$28,439	$44,879	$44,054
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	2,501	(9,871)	4,679	(15,660)
Employee benefit plan activity	745	1,113	1,490	2,083
Other comprehensive income/(loss)	$3,246	$(8,758)	$6,169	$(13,577)
Income tax related to items of other comprehensive income	(257)	(380)	(514)	(760)
Other comprehensive income/(loss), net of tax	$2,989	$(9,138)	$5,655	$(14,337)
Comprehensive income	30,447	19,301	50,534	29,717
Comprehensive loss/(income) attributable to noncontrolling interest	(520)	(223)	(846)	(502)
Comprehensive income attributable to Franklin Electric Co., Inc.	$29,927	$19,078	$49,688	$29,215

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 28, 2014	December 28, 2013

ASSETS
Current assets:
Cash and cash equivalents	$87,680	$134,553
Receivables, less allowances of $3,454 and $3,015, respectively	176,110	115,127
Inventories:
Raw material	91,269	71,909
Work-in-process	22,584	17,978
Finished goods	125,681	101,674
	239,534	191,561
Deferred income taxes	8,194	10,072
Other current assets	27,060	21,041
Total current assets	538,578	472,354

Property, plant, and equipment, at cost:
Land and buildings	121,906	121,154
Machinery and equipment	237,784	227,521
Furniture and fixtures	37,353	32,104
Other	29,421	26,844
	426,464	407,623
Less: Allowance for depreciation	(210,712)	(199,027)
	215,752	208,596
Asset held for sale	—	1,750
Deferred income tax	4,296	2,969
Intangible assets, net	172,257	148,663
Goodwill	213,349	207,220
Other assets	22,145	10,321
Total assets	$1,166,377	$1,051,873

	June 28, 2014	December 28, 2013

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$75,778	$57,755
Deferred tax liability	1,227	1,227
Accrued expenses	58,391	62,081
Income taxes	2,001	2,048
Current maturities of long-term debt and short-term borrowings	69,766	15,363
Total current liabilities	207,163	138,474
Long-term debt	175,405	174,166
Deferred income taxes	54,674	54,618
Employee benefit plans	36,825	41,685
Other long-term liabilities	48,827	39,543

Commitments and contingencies (see Note 16)	—	—

Redeemable noncontrolling interest	3,022	5,171

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (47,599 and 47,715, respectively)	4,760	4,771
Additional capital	202,534	194,810
Retained earnings	480,175	450,855
Accumulated other comprehensive loss	(49,072)	(54,729)
Total shareowners' equity	638,397	595,707
Noncontrolling interest	2,064	2,509
Total equity	640,461	598,216
Total liabilities and equity	$1,166,377	$1,051,873

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013

Cash flows from operating activities:
Net income	$44,879	$44,054
Adjustments to reconcile net income to net cash flows from operating activities:	.
Depreciation and amortization	18,173	14,877
Share-based compensation	5,076	3,337
Deferred income taxes	(790)	43
(Gain)/loss on disposals of plant and equipment	40	(9)
Foreign exchange expense	92	712
Excess tax from share-based payment arrangements	(1,678)	(3,675)
Changes in assets and liabilities, net of acquisitions:
Receivables	(53,359)	(48,420)
Inventory	(41,858)	(20,113)
Accounts payable and accrued expenses	8,307	(872)
Income taxes	1,404	5,231
Employee benefit plans	(3,595)	(3,029)
Other, net	(2,934)	2,258
Net cash flows from operating activities	(26,243)	(5,606)
Cash flows from investing activities:
Additions to property, plant, and equipment	(17,947)	(37,017)
Proceeds from sale of property, plant, and equipment	1,623	64
Cash paid for acquisitions, net of cash acquired	(29,813)	—
Cash paid for minority equity investment	(6,716)	—
Other, net	(2,275)	326
Net cash flows from investing activities	(55,128)	(36,627)
Cash flows from financing activities:
Proceeds from issuance of debt	68,526	45,807
Repayment of debt	(18,584)	(18,576)
Proceeds from issuance of common stock	1,184	9,782
Excess tax from share-based payment arrangements	1,678	3,675
Purchases of common stock	(6,475)	(9,376)
Dividends paid	(8,817)	(7,113)
Purchase of redeemable non-controlling shares	(2,875)	—
Payment of contingent consideration liability	—	(5,555)
Net cash flows from financing activities	34,637	18,644
Effect of exchange rate changes on cash	(139)	(2,661)
Net change in cash and equivalents	(46,873)	(26,250)
Cash and equivalents at beginning of period	134,553	103,338
Cash and equivalents at end of period	$87,680	$77,088

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash paid for income taxes	$15,944	$7,718
Cash paid for interest, net of capitalized interest of $392 and $604, respectively	$5,279	$4,700

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$372	$861
Payable to seller of Bombas Leao	$267	$—

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 28, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 28, 2014, and for the second quarters ended June 28, 2014 and June 29, 2013, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the second quarter ended June 28, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2015. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K/A for the year ended December 28, 2013.

Certain prior year amounts in the “investing activities” section on the condensed consolidated statement of cash flows were reclassified into the "Other, net" line to conform with the current year presentation.  The reclassification within the investing activities section of the condensed consolidated statement of cash flows had no impact on the operating cash flows or any other financial statement.

2. ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08 Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted. The Company has adopted this standard with no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the new ASU. The Company is still in the process of analyzing the effect of this new standard to determine the impact on the Company's consolidated financial position, results of operations, and cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That the Performance Target Could Be Achieved After the Requisite Service Period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in the ASU are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted. The Company is still in the process of analyzing the effect of this new standard to determine the impact on the Company's consolidated financial position, results of operations, and cash flows.

3. ACQUISITIONS
In an agreement dated June 6, 2014, between the Company and Bombas Leao S.A. ("Bombas Leao"), the Company acquired rights to 100 percent of the outstanding shares of Bombas Leao for a cash purchase price of approximately BRL 69.0 million, $30.7 million at the then current exchange rate, subject to certain terms and conditions. The Company also acquired debt and certain liabilities of Bombas Leao. The Company funded the acquisition with cash on hand and short-term borrowings from the Company's Revolver (see Note 11).

Bombas Leao, based in Monte Azul Paulista, State of Sao Paulo, Brazil, designs, manufactures, and distributes submersible groundwater pumping equipment through manufacturing and distribution facilities.

The Bombas Leao intangible assets of $26.5 million consist primarily of customer relationships, which will be amortized utilizing the straight line method over 20 years, and trade names, which are classified as indefinite lived assets and will not be amortized.

The preliminary goodwill of $5.2 million resulting from the Bombas Leao acquisition consists primarily of broadened product offerings and expanded customer base. All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes.

The preliminary purchase price assigned to the major identifiable assets and liabilities for the acquisition is as follows:

(In millions)
Assets:
Cash acquired	$0.9
Current assets	14.0
Property, plant, and equipment	2.1
Intangible assets	26.5
Goodwill	5.2
Other assets	3.2
Total assets	51.9
Liabilities	(21.2)
Total consideration paid	$30.7

The fair values of the Bombas Leao identifiable intangible assets and property, plant and equipment are provisional amounts as of June 28, 2014, pending final valuations and purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.

The results of operations of Bombas Leao were included in the Company's condensed consolidated statement of income, from the respective acquisition date through the second quarter ended June 28, 2014. The difference between actual sales for the Company and proforma sales including Bombas Leao as if they were acquired at the beginning of each period was not material as a component of the Company's consolidated sales for the six months ended June 28, 2014 and June 29, 2013, respectively. Due to the immaterial nature of the acquisition, the Company has not included full year proforma statements of income for the acquisition year and previous year.

Transaction costs were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs included in selling, general, and administrative expenses in the Company’s condensed consolidated statements of income for the six months ended June 28, 2014, were $0.9 million. No transaction costs were included in selling, general, and administrative expenses for the six months ended June 29, 2013.

4. REDEEMABLE NONCONTROLLING INTERESTS
On May 2, 2011, the Company completed the acquisition of 80 percent of Impo. The original 20 percent noncontrolling interest was recorded at fair value as of the acquisition date. The noncontrolling interest holders have the option, which is embedded in the noncontrolling interest, to require the Company to redeem their ownership interests after May 2, 2014, three years after the original agreement was signed. The combination of a noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest.

During the second quarter of 2014, 10 percent of the noncontrolling interest was redeemed, increasing the Company's ownership to 90 percent (see Note 3). The remaining 10 percent noncontrolling interest will continue to be recorded as a redeemable noncontrolling interest on the balance sheet.

During the second quarter, the Company redeemed 10 percent of the noncontrolling interest of Impo, increasing the Company's ownership to 90 percent for approximately TRY 6.2 million, $2.9 million at the then current exchange rate. The 10 percent redemption value was calculated using a specified formula and resulted in a carrying value adjustment of TRY 0.2 million ($0.1 million). The redemption reduced the "Redeemable noncontrolling interest" line in the Company's condensed consolidated balance sheet. Due to the immaterial nature of the redemption, the Company has not included full year proforma statements of income for the acquisition year or previous year. The original 80 percent controlling interest was acquired in the second quarter of 2011.

The remaining redeemable noncontrolling interest in Impo is redeemable at other than fair value as the redemption value is determined based on a specified formula.  The noncontrolling interest becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of (1) the initial carrying amount, increased or decreased for each noncontrolling interest's share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.  As of June 28, 2014, the Impo redeemable noncontrolling interest was recorded at the redemption value.

According to FASB ASC Topic 810, Consolidation and Emerging Issues Task Force ("EITF") Topic No. D-98, Classification and Measurement of Redeemable Securities, redeemable noncontrolling interests issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption that is other than the fair value of such shares, then the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of carrying value.  Adjustments for both the redeemed and redeemable noncontrolling interests totaled $0.2 million for the second quarter and six months ended June 28, 2014. No adjustments were necessary for the second quarter and six months ended June 29, 2013.

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

As of June 28, 2014 and December 28, 2013, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below.

(In millions)	June 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$11.3	$11.3	$—	$—	$—

	December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$6.6	$6.6	$—	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of domestic money market funds invested in high quality, short-term liquid assets, and foreign bank guaranteed certificates of deposit.

The Company has no assets or liabilities classified as Level 2 or Level 3.

6. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. During February 2014, the Company entered into a share swap transaction agreement ("the swap") to mitigate the Company’s exposure to these fluctuations in the Company's stock price. The swap was not designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. The swap has a notional value of 147,750 shares. For the second quarter and six months ended June 28, 2014, the swap transaction resulted in a loss of $0.1 million and a loss of $0.3 million, respectively. All gains or losses and expenses related to the total return swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

7. OTHER ASSETS
The Company has equity interests in various companies for various strategic purposes. The investments are accounted for under the equity method and are included in “Other assets” on the Company’s condensed consolidated balance sheet. The carrying amount of the investment is adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments are not considered material to the Company’s financial position, neither individually nor in the aggregate. The Company’s proportionate share of earnings from its equity interests, included in the "Other income" line of the Company's condensed consolidated statements of income, were immaterial for the second quarter and six months ended June 28, 2014.

The Company has a loan agreement with the parent company of a customer.  The current maturity is included in "Receivables" and the long-term portion is included in "Other assets" on the Company's condensed consolidated balance sheet. The agreement provides for interest on the loan at a variable market interest rate with the debtor to repay the loan plus interest in semi-annual installments. The Company has a long-term relationship with the customer and considers the loan fully collectible. The loan is not considered material to the Company’s financial position.

8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	June 28, 2014		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.8	$(6.0)	$7.8	$(5.9)
Supply agreements	4.4	(4.4)	4.4	(4.4)
Technology	7.5	(4.0)	7.5	(3.8)
Customer relationships	145.4	(33.5)	125.1	(29.7)
Software	2.1	(0.5)	2.1	(0.4)
Other	1.3	(1.3)	1.3	(1.2)
Total	$168.5	$(49.7)	$148.2	$(45.4)
Unamortized intangibles:
Trade names	53.5	—	45.9	—
Total intangibles	$222.0	$(49.7)	$194.1	$(45.4)

Amortization expense related to intangible assets for the second quarters ended June 28, 2014 and June 29, 2013 was $2.1 million and $2.0 million, respectively, and $4.1 million and $4.0 million for the six months ended June 28, 2014 and June 29, 2013, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2014	2015	2016	2017	2018
	$8.7	$9.1	$9.1	$8.8	$8.7

The change in the carrying amount of goodwill by reporting segment for the six months ended June 28, 2014, is as follows:

(In millions)
	Water Systems	Fueling Systems	Consolidated
Balance as of December 28, 2013	$144.1	$63.1	$207.2
Acquisitions	5.2	—	5.2
Foreign currency translation	0.8	0.1	0.9
Balance as of June 28, 2014	$150.1	$63.2	$213.3

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of June 28, 2014, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 28, 2013 measurement date for these plans.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the second quarters and six months ended June 28, 2014 and June 29, 2013:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$0.4	$0.6	$0.7	$1.0
Interest cost	2.1	1.9	4.1	3.8
Expected return on assets	(2.6)	(2.5)	(5.2)	(5.0)
Amortization of prior service cost	—	—	—	—
Amortization of loss	0.6	0.8	1.2	1.7
Net periodic benefit cost	$0.5	$0.8	$0.8	$1.5
Settlement cost	0.2	—	0.4	—
Total net periodic benefit cost	$0.7	$0.8	$1.2	$1.5

In the six months ended June 28, 2014, the Company made contributions of $4.3 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2014 will be finalized by September 15, 2014, based upon the plan's year-end valuation at December 28, 2013, and the funding level required for the plan year ended December 28, 2013.

The following table sets forth the aggregated net periodic benefit cost for the postretirement benefit plan for the second quarters and six months ended June 28, 2014 and June 29, 2013, respectively:

	Other Benefits
	Second Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.1	0.1	0.2	0.2
Expected return on assets	—	—	—	—
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of loss	—	—	—	0.1
Net periodic benefit cost	$0.3	$0.3	$0.5	$0.6
Settlement cost	—	—	—	—
Total net periodic benefit cost	$0.3	$0.3	$0.5	$0.6

10. INCOME TAXES
The effective tax rate continues to be lower than the U.S. statutory rate of 35.0 percent primarily due to the indefinite reinvestment of foreign earnings taxed at rates below the U.S. statutory rate as well as recognition of U.S. and foreign tax credits.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit.

The Company recorded additional unrecognized tax benefits of $4.1 million. This amount is associated with uncertain tax positions taken by newly acquired companies in tax years prior to the acquisition of these companies by the Company.

11. DEBT
Debt consisted of the following:

(In millions)	June 28, 2014	December 28, 2013
Prudential Agreement - 5.79 percent	$150.0	$150.0
Tax increment financing debt	24.1	24.6
Revolver	48.2	—
Capital leases	1.0	0.8
Foreign subsidiary debt	21.9	14.2
	245.2	189.6
Less current maturities	(69.8)	(15.4)
Long-term debt	$175.4	$174.2

Foreign subsidiary debt denoted in the table above is predominately comprised of debt at Impo and Bombas Leao.

On June 6, 2014, the Company assumed debt relating to the acquisition of Bombas Leao (see Note 3) of BRL 12.4 million, $5.5 million at the then current exchange rate. The debt instruments bear interest rates ranging from 2.50 percent to 19.42 percent, with due dates ranging from November 2014 - November 2017. There are no financial covenants associated with these debt instruments.

The total estimated fair value of debt was $259.9 million and $203.7 million at June 28, 2014 and December 28, 2013, respectively. The fair value assumed floating rate debt was valued at par. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its long-term debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as a Level 2 within the valuations hierarchy.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	2014	2015	2016	2017	2018	More than 5 years
Debt	$244.2	$69.4	$31.2	$32.2	$31.1	$31.0	$49.3
Capital leases	1.0	0.4	0.2	0.2	0.1	0.1	—
	$245.2	$69.8	$31.4	$32.4	$31.2	$31.1	$49.3

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

The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$27.1	$28.1	$44.0	$43.6
Less: Undistributed earnings allocable to participating securities	0.3	0.3	0.5	0.5
Less: Undistributed earnings allocated to redeemable non-controlling interest	0.2	—	0.2	—
	$26.6	$27.8	$43.3	$43.1
Denominator:
Basic
Weighted average common shares	47.6	47.5	47.7	47.4
Diluted
Effect of dilutive securities:
Non-participating employee and director incentive stock options and performance awards	0.6	0.6	0.6	0.6
Adjusted weighted average common shares	48.2	48.1	48.3	48.0
Basic earnings per share	$0.56	$0.59	$0.91	$0.91
Diluted earnings per share	$0.55	$0.58	$0.90	$0.90
Anti-dilutive stock options	0.1	0.1	0.1	0.1

13. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the six months ended June 28, 2014:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 28, 2013	$4,771	$194,810	$450,855	$(38,707)	$(16,022)	$2,509	$598,216	$5,171
Net income			44,031			382	44,413	466
Adjustment to Impo redemption value			(235)				(235)	235
Dividends on common stock			(8,017)				(8,017)
Common stock issued	6	1,178					1,184
Common stock repurchased or received for stock options exercised	(16)		(6,459)				(6,475)
Share-based compensation	(1)	5,077					5,076
Tax benefit of stock options exercised		1,469					1,469
Noncontrolling dividend						(800)	(800)
Purchase of redeemable non-controlling shares								(2,875)
Currency translation adjustment					4,681	(27)	4,654	25
Pension liability, net of tax				976			976
Balance as of June 28, 2014	$4,760	$202,534	$480,175	$(37,731)	$(11,341)	$2,064	$640,461	$3,022

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 28, 2014 and June 29, 2013, are summarized below:

(In millions)
For the six months ended June 28, 2014:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Total
Balance as of December 28, 2013	$(16.0)	$(38.7)		$(54.7)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	4.7	—		4.7
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	4.7	—		4.7
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	1.5	(1)	1.5
Income tax expense	—	(0.5)		(0.5)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	1.0		1.0
Net current period other comprehensive income/(loss), net of income taxes	4.7	1.0		5.7
Other comprehensive (income)/loss attributable to noncontrolling interest	(0.1)	—		(0.1)
Balance as of June 28, 2014	$(11.4)	$(37.7)		$(49.1)

For the six months ended June 29, 2013:
Balance as of December 29, 2012	$(0.3)	$(56.8)		$(57.1)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(15.6)	—		(15.6)
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(15.6)	—		(15.6)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	2.1	(1)	2.1
Income tax expense	—	(0.8)		(0.8)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	1.3		1.3
Net current period other comprehensive income/(loss), net of income taxes	(15.6)	1.3		(14.3)
Other comprehensive (income)/loss attributable to noncontrolling interest	(0.1)	—		(0.1)
Balance as of June 29, 2013	$(16.0)	$(55.5)		$(71.5)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 9 for additional details) and is included in the "Selling, general, and administrative expenses" line of the condensed consolidated statements of income.

15. SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

	Second Quarter Ended		Six Months Ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	Net sales to external customers
Water Systems	$226.7	$213.7	$411.3	$390.2
Fueling Systems	57.8	49.7	104.6	95.8
Other	—	—	$—	$—
Consolidated	$284.5	$263.4	$515.9	$486.0

	Second Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	Operating income (loss)
Water Systems	$41.7	$42.7	$71.0	$71.4
Fueling Systems	13.5	10.8	22.5	17.1
Other	(16.1)	(12.8)	(28.4)	(24.6)
Consolidated	$39.1	$40.7	$65.1	$63.9

	June 28, 2014	December 28, 2013
	Total assets
Water Systems	$849.0	$714.7
Fueling Systems	260.1	247.9
Other	57.3	89.3
Consolidated	$1,166.4	$1,051.9

Property, plant, and equipment is the major asset group in "Other" of total assets as of June 28, 2014. Cash is the major asset group in “Other” of total assets as of December 28, 2013.

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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. On July 16, 2014, CARB appealed and filed its brief in support of the appeal. The Company has until September 29, 2014 to file its response brief.  If a hearing is held on the appeal it will likely occur sometime late in the fourth quarter 2014 or early first quarter 2015.

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

At June 28, 2014, the Company had $12.3 million of commitments primarily for the purchase of raw materials to be used in production.

The company provides warranties on most of its products. The warranty terms vary but are generally 2 years from date of manufacture or 1 year from date of installation. In 2007, the Company began offering an extended warranty program to certain Water Systems customers which provides warranty coverage up to 5 years from date of manufacture. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. The Company actively studies trends of warranty claims and takes actions to improve product quality and minimize warranty claims. The Company believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

The changes in the carrying amount of the warranty accrual, as recorded in "Accrued expenses" in the Company's condensed consolidated balance sheet for the six months ended June 28, 2014, are as follows:

(In millions)
Balance as of December 28, 2013	$9.5
Accruals related to product warranties	3.4
Reductions for payments made	(4.4)
Balance as of June 28, 2014	$8.5

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the six months ended June 28, 2014 and June 29, 2013, are as follows:

	June 28, 2014	June 29, 2013
Risk-free interest rate	1.68%	1.03%
Dividend yield	0.70%	0.89%
Volatility factor	0.387	0.394
Expected term	5.6 years	6.0 years
Forfeiture rate	3.81%	4.52%

There were 22,050 stock options granted during the second quarter ended June 28, 2014. There were no stock options granted during the second quarter ended June 29, 2013.

A summary of the Company’s outstanding stock option activity and related information for the six months ended June 28, 2014 and June 29, 2013 is as follows:

(Shares in thousands)	June 28, 2014		June 29, 2013
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,476	$19.01	2,184	$16.69
Granted	115	42.24	176	32.53
Exercised	(63)	18.89	(632)	15.06
Forfeited	(3)	26.95	(3)	10.60
Expired	(16)	16.34	—	—
Outstanding at end of period	1,509	$20.80	1,725	$18.91
Expected to vest after applying forfeiture rate	1,491	$20.63	1,698	$18.77
Vested and exercisable at end of period	1,194	$17.62	1,191	$16.05

A summary of the weighted-average remaining contractual term and aggregate intrinsic value for the six months ended June 28, 2014 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.70 years	$29,880
Expected to vest after applying forfeiture rate	5.66 years	$29,767
Vested and exercisable at end of period	4.93 years	$27,225

The total intrinsic value of options exercised during the six months ended June 28, 2014 and June 29, 2013, was $1.4 million and $11.5 million, respectively.

As of June 28, 2014, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 2012 Stock Plan and the 2009 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.62 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the six months ended June 28, 2014 and June 29, 2013 is as follows:

(Shares in thousands)	June 28, 2014		June 29, 2013
Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	551	$24.75	458	$20.90
Awarded	193	42.81	153	32.50
Vested	(124)	16.75	(60)	18.90
Forfeited	(59)	28.04	(2)	17.70
Non-vested at end of period	561	$32.38	$549	$24.37

As of June 28, 2014, there was $10.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.58 years.

18. RESTRUCTURING
Costs incurred in the second quarter and six months ended June 28, 2014, included in the “Restructuring expense” line of the Company's condensed consolidated statements of income, are as follows:

	Second Quarter Ended
	June 28, 2014
(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.2	$—	$—	$0.2
Asset write-off	0.1	—	—	0.1
Total	$0.3	$—	$—	$0.3

	Six Months Ended
	June 28, 2014
(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.3	$—	$—	$0.3
Asset write-off	0.1	—	—	0.1
Total	$0.4	$—	$—	$0.4

Restructuring expenses for the second quarter ended June 29, 2013 were approximately $0.7 million, and primarily related to the relocation of the Company to the new Corporate Headquarters and Engineering Center in Fort Wayne, Indiana. Restructuring expenses of $1.4 million were incurred in the six months ended June 29, 2013, primarily relating to severance.

As of June 28, 2014, there were no restructuring reserves. As of June 29, 2013, there were $0.3 million in restructuring reserves. The restructuring reserves were primarily for severance.

19. SUBSEQUENT EVENTS
On July 1, 2014, the Company announced a plan to close its Wittlich, Germany manufacturing facility.  As part of this action, the Company will transfer the existing Wittlich manufacturing activity to its Brno, Czech Republic facility. The Company will maintain its European Water Systems Headquarters and distribution center in Wittlich, only the manufacturing operations will be relocating.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2014 vs. Second Quarter 2013

OVERVIEW

Sales and adjusted earnings in the second quarter of 2014 increased from the second quarter last year.  The sales increase was primarily due to volume increases which were partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $99.4 million for the second quarter of 2014, an increase of $4.8 million or about 5 percent from the prior year’s second quarter.

RESULTS OF OPERATIONS

Net Sales
Net sales in the second quarter of 2014 were $284.5 million, an increase of $21.1 million or about 8 percent compared to 2013 second quarter sales of $263.4 million.  The incremental impact of sales from acquired businesses was $2.3 million or less than 1 percent.  Sales revenue decreased by $3.5 million or about 1 percent in the second quarter of 2014 due to foreign currency translation. The sales change in the second quarter of 2014, excluding acquisitions and foreign currency translation, was an increase of $22.3 million or about 8 percent.

	Net Sales
(In millions)	Q2 2014	Q2 2013	2014 v 2013
Water Systems	$226.7	$213.7	$13.0
Fueling Systems	57.8	49.7	8.1
Consolidated	$284.5	$263.4	$21.1

Net Sales-Water Systems
Water Systems sales were $226.7 million in the second quarter 2014, an increase of $13.0 million or about 6 percent versus the second quarter 2013 sales of $213.7 million. Sales from businesses acquired since the second quarter of 2013 were $2.3 million or about 1 percent. Water Systems sales were reduced by $4.3 million or about 2 percent in the quarter due to foreign currency translation. Water Systems sales growth, excluding acquisitions and foreign currency translation, was about 7 percent.

Water Systems sales in the U.S. and Canada represented 43 percent of consolidated sales and increased by about 7 percent compared to the prior year. U.S. and Canada sales of groundwater pumping equipment declined about 4 percent in the quarter due, in part, to the regional distributor reset previously announced by the Company. Sales of Pioneer branded mobile pumping equipment and surface water pumping equipment grew at double digit pace in the quarter. U.S. and Canada sales excluding the impact of foreign currency translation grew by 8 percent compared to the second quarter 2013.

Water Systems sales in the Middle East and Africa were about 12 percent of consolidated sales and were flat compared to the second quarter 2013. Excluding the impact of foreign currency translation, sales increased by about 9 percent compared to the second quarter 2013. The growth was driven by strong sales of groundwater pumping equipment in Turkey.

Water Systems sales in Latin America were about 11 percent of consolidated sales for the second quarter and increased by about 4 percent compared to the second quarter 2013. Excluding the impact of foreign currency translation, Latin American sales increased by about 9 percent compared to the second quarter prior year. Acquisition-related sales were about 6 percent. New distribution outlets in Chile and Columbia contributed to significantly increased sales in these markets compared to the second quarter 2013.

During June 2014, the Company completed the acquisition of Bombas Leao S.A. based in Monte Azul Paulista, Brazil. Bombas Leao is a leading supplier of groundwater pumps principally used in agriculture, industrial and municipal applications. Additionally, the Company opened its new manufacturing facility in Brazil during the second quarter.

Water Systems sales in Europe were about 9 percent of consolidated sales and grew by about 22 percent compared to the second quarter 2013. Acquisition related sales were about 3 percent. The impact of foreign currency translation increased sales by about 4 percent compared to the second quarter 2013. Excluding acquisitions and the impact of foreign currency translation,

European sales increased about 15 percent compared to the second quarter 2013. Sales improvements in Europe were broad based and include the Pioneer rental business in the United Kingdom which had nominal sales in the second quarter 2013.

Water Systems sales in the Asia Pacific region were 5 percent of consolidated sales and declined by about 6 percent compared to the second quarter 2013. Excluding the impact of foreign currency translation, Asia Pacific sales decreased by about 5 percent compared to the second quarter prior year. Sales increases in Australia and China were not enough to offset declines in Japan, Korea and Thailand. Pioneer product sales in the region improved significantly; however, this increase was offset by a double digit decline in other Water Systems pumping equipment sales due to timing of customer orders and the current political and economic uncertainty in Thailand.

Water Systems operating income, after non-GAAP adjustments, was $42.4 million in the second quarter 2014, a decrease of about 2 percent versus the second quarter 2013. The second quarter operating income margin after non-GAAP adjustments was 18.7 percent, down 160 basis points from 20.3 percent in the second quarter of 2013.

Water Systems adjusted operating income margin declined in the second quarter in part, due to a global shift in sales mix including a larger portion of Pioneer de-watering equipment sales. Additionally, in Asia Pacific, but also Southern Africa and Brazil, a combination of factors, primarily lost leverage, contributed to lower earnings in those regions. While sales in the U.S. and Canada excluding Pioneer products declined marginally, profitability for these same sales was flat compared to the second quarter 2013. Europe adjusted operating income margin also improved.

Net Sales-Fueling Systems
Fueling Systems sales represented 20 percent of consolidated sales and were $57.8 million in the second quarter 2014, an increase of $8.1 million or about 16 percent versus the second quarter 2013 sales of $49.7 million. Fueling Systems sales increased by $0.8 million or about 1 percent in the quarter due to foreign currency translation. Fueling Systems sales increased 15 percent after excluding foreign currency translation.

During the second quarter, Fueling Systems shipped about $2.0 million of equipment to India to partially fill a large tender order. Excluding the impact of these India tender sales, Fueling Systems sales grew by about 12 percent. Sales growth was across all product lines and all regions of the world, with sales in Brazil, Russia, India and China more than doubling.

Cost of Sales
Cost of sales as a percent of net sales for the second quarter of 2014 and 2013 was 65.1 percent and 64.1 percent, respectively. Correspondingly, the gross profit margin decreased to 34.9 percent from 35.9 percent, a 100 basis point decline. The Company’s consolidated gross profit was $99.4 million for the second quarter of 2014, an increase of $4.8 million, or about 5 percent, from the second quarter of 2013 gross profit of $94.6 million. The gross profit margin decrease was primarily due to sales mix and loss of operating leverage in developing regions.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $60.0 million in the second quarter of 2014 compared to $53.2 million from the second quarter of prior year, an increase of $6.8 million or about 13 percent. There were $3.2 million of costs included in non-GAAP adjustments related to executive transition and pending or completed acquisitions. Excluding these non-GAAP adjustments, SG&A expenses increased by $3.6 million or about 7 percent from the second quarter 2013. In the second quarter 2014, increases in SG&A attributable to acquisitions were $0.5 million. Additional increases in SG&A were primarily driven by higher Marketing and Selling expenses of in support of higher sales and increased research, development and engineering expenses.

Restructuring Expenses
Restructuring expenses for the second quarter of 2014 were $0.3 million and had no impact on diluted earnings per share and were primarily severance expenses and other miscellaneous manufacturing realignment activities. Restructuring expenses for the second quarter of 2013 were $0.7 million or about $0.01 diluted earnings per share. Restructuring expenses for the second quarter 2013 included $0.5 million of expenses primarily related to relocation to the new corporate headquarters and engineering center in Fort Wayne, Indiana and $0.2 million related to integration costs of the previously announced Flexing acquisition in Franklin Fueling Systems.

Operating Income
Operating income was $39.1 million in the second quarter of 2014, down $1.6 million or about 4 percent from $40.7 million in the second quarter of 2013.

	Operating income (loss)
(In millions)	Q2 2014	Q2 2013	2014 v 2013
Water Systems	$41.7	$42.7	$(1.0)
Fueling Systems	13.5	10.8	2.7
Other	(16.1)	(12.8)	(3.3)
Consolidated	$39.1	$40.7	$(1.6)

There were specific items in the second quarter of 2014 and 2013 that impacted operating income that were not operational in nature.  In the second quarter of 2014 there were three such items: $0.3 million of restructuring charges, $2.5 million related to executive transition and $0.8 million for pending and completed acquisition related activities. In the second quarter of 2013 there were three such items: $0.7 million of restructuring charges, $0.1 million for acquisition related activities and $0.1 million for certain legal matters.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(In millions)	For the Second Quarter 2014
	Water	Fueling	Other	Consolidated
Reported Operating Income	$41.7	$13.5	$(16.1)	$39.1
% Operating Income To Net Sales	18.4%	23.4%		13.7%

Non-GAAP Adjustments:
Restructuring	$0.3	$—	$—	$0.3
Non-GAAP	$0.4	$0.4	$2.5	$3.3
Operating Income after Non-GAAP Adjustments	$42.4	$13.9	$(13.6)	$42.7
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	18.7%	24.0%		15.0%

	For the Second Quarter 2013
	Water	Fueling	Other	Consolidated
Reported Operating Income	$42.7	$10.8	$(12.8)	$40.7
% Operating Income To Net Sales	20.0%	21.7%		15.5%

Non-GAAP Adjustments:
Restructuring	$0.5	$0.2	$—	$0.7
Non-GAAP	$0.1	$0.1	$—	$0.2
Operating Income after Non-GAAP Adjustments	$43.3	$11.1	$(12.8)	$41.6
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	20.3%	22.3%		15.8%

Operating Income-Water Systems
Water Systems adjusted operating income margin declined in the second quarter due, in part, to a global shift in sales mix including a larger portion of Pioneer de-watering equipment sales. Additionally, in Asia Pacific, but also Southern Africa and Brazil, a combination of factors, primarily lost leverage, contributed to lower earnings in those regions. While sales in the U.S.

and Canada excluding Pioneer products declined marginally, profitability for these same sales was flat compared to the second quarter 2013. Europe’s adjusted operating income margin also improved.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $13.9 million in the second quarter of 2014 compared to $11.1 million after non-GAAP adjustments in the second quarter of 2013, an increase of about 25 percent. The second quarter operating income margin after non-GAAP adjustments was 24.0 percent, an increase of 170 basis points from the 22.3 percent of net sales in the second quarter of 2013. The increase was driven by a combination of productivity, favorable pricing, and synergies from the Flexing acquisition.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher primarily due to depreciation expense and increases in other expenses related to the new Headquarters and Engineering facility in Fort Wayne, Indiana.

Interest Expense
Interest expense for the second quarter of 2014 and 2013 was $2.5 million and $2.6 million, respectively.

Other Income or Expense
Other income or expense was income of $0.9 million in the second quarter of 2014 and income of $0.4 million in the second quarter of 2013.  Included in other income in the second quarter of 2014 was interest income of $0.6 million, primarily derived from the investment of cash balances in short-term securities. Included in other income in the second quarter of 2013 was interest income of $0.4 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a gain for the second quarter of 2014 of $0.3 million, primarily due to the Canadian dollar which strengthened relative to the U.S. dollar.  Foreign currency-based transactions produced a loss for the second quarter of 2013 of $0.5 million primarily due to the Canadian dollar which weakened relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the second quarter of 2014 and 2013 was $10.4 million and $9.5 million, respectively. The effective tax rate for the second quarter of 2014 was about 27 percent, flat to the second quarter of 2013 tax rate before discrete adjustments. The tax rate as a percentage of pre-tax earnings for the second quarter of 2013 was about 25 percent primarily due the completion of income tax audits and the favorable resolution of matters previously under review. The average effective tax rate after discrete events for the back half of 2014 is projected to be 25 percent, an improvement of over 150 basis points from the back half of 2013. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the second quarter of 2014 was $27.5 million compared to the prior year second quarter net income of $28.4 million.  Net income attributable to Franklin Electric Co., Inc. for the second quarter of 2014 was $27.1 million, or $0.55 per diluted share, compared to the prior year second quarter net income attributable to Franklin Electric Co., Inc. of $28.1 million or $0.58 per diluted share. Earnings after non-GAAP adjustments for the second quarter of 2014 were $28.8 million, or $0.60 per diluted share, compared to the prior year second quarter earnings after non-GAAP adjustments of $28.4 million or $0.59 per diluted share.

The Company purchased an additional 10 percent of Impo during the second quarter, increasing its ownership to 90 percent. The cost of the additional 10 percent was more than the estimated redemption value for the non-controlling interest and the incremental cost was considered a dividend distribution. Accordingly, earnings per share for the second quarter of 2014 were reduced by about $0.01 for this incremental cost.

There were specific items in the second quarter of 2014 and 2013 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the Second Quarter Ended
(In millions)	2014	2013	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$27.1	$28.1	(4)%
Allocated Undistributed Earnings	$(0.5)	$(0.3)
Adjusted Earnings for EPS Calculations	$26.6	$27.8	(4)%
Non-GAAP adjustments, before tax:
Restructuring	$0.3	$0.7
Non-GAAP items	$3.3	$0.2

Non-GAAP adjustments, net of tax:
Restructuring	$0.2	$0.4
Non-GAAP items	$2.0	$0.2
Net Income attributable to Franklin Electric Co., Inc. after Non-GAAP Adjustments (Adjusted Net Income)	$28.8	$28.4	1%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Second Quarter Ended
(In millions, except per share data)	2014	2013	Change
Average Fully Diluted Shares Outstanding	48.2	$48.1	—%

Fully Diluted Earnings Per Share ("EPS") Reported	$0.55	$0.58	(5)%

Restructuring per Share, net of tax	$—	$0.01
Non-GAAP items	$0.05	$—

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.60	$0.59	2%

First Half of 2014 vs. First Half of 2013

OVERVIEW

Sales and earnings in the first half of 2014 were up from the same period last year.  The sales increase was related to sales volume and price increases, partially offset by the impact of foreign currency translation. The Company's consolidated gross profit was $177.5 million for the first half of 2014, an increase of $9.0 million or about 5 percent from the first half of 2013. During the first half of 2014, the Company completed the acquisition of Bombas Leao S.A. based in Monte Azul Paulista, Brazil. Bombas Leao is a leading supplier of groundwater pumps principally used in agriculture, industrial and municipal applications. Additionally, the Company opened its new manufacturing facility in Brazil.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first half of 2014 were $515.9 million, an increase of $29.9 million or about 6 percent compared to 2013 first half sales of $486.0 million.  The incremental impact of sales from acquired businesses was $3.1 million or less than 1 percent.  Sales revenue decreased by $11.6 million or about 2 percent in the first half of 2014 due to foreign currency translation. The sales change in the first half of 2014, excluding acquisitions and foreign currency translation, was an increase of $38.4 million or about 8 percent.

(In millions)	YTD June 28, 2014	YTD June 29, 2013	2014 v 2013
	Net Sales
Water Systems	$411.3	$390.2	$21.1
Fueling Systems	104.6	95.8	8.8
Consolidated	$515.9	$486.0	$29.9

Net Sales-Water Systems
Water Systems sales were $411.3 million in the first half 2014, an increase of $21.1 million or about 5 percent versus the first half 2013. The incremental impact of sales from acquired businesses was $3.1 million or less than 1 percent. Foreign currency translation rate changes decreased sales $13.0 million, or about 3 percent, compared to sales in the first half of 2013. The Water Systems sales change in the first half of 2014, excluding acquisitions and foreign currency translation, was an increase of $31.0 million or about 8 percent.

Water Systems sales in the U.S. and Canada were 41 percent of consolidated sales and grew by 5 percent compared to the first half of 2013. Sales revenue decreased by $1.8 million or about 1 percent in the first half of 2014 due to foreign currency translation. The sales change in the first half of 2014, excluding foreign currency translation, was an increase of $11.5 million or about 6 percent.

Leading the Company's growth in the U.S. and Canada were sales of Pioneer mobile pumping equipment product line. The sales increase is attributable to demand for mobile pumps in the upstream oil and gas market. These sales gains partially offset declines in groundwater pumping systems for clean water products compared to the first half of the prior year.

Water Systems sales in Latin America were about 12 percent of consolidated sales for the first half and grew by 1 percent compared to the prior year first half.  The incremental impact of sales from acquired businesses was $1.7 million or about 3 percent. Sales revenue decreased by $4.8 million or about 8 percent in the first half of 2014 due to foreign currency translation. The sales change in the first half of 2014, excluding acquisitions and foreign currency translation, was an increase of $3.8 million or about 6 percent. The first half year-on-year sales increase in Brazil, in local currency, was about 13 percent. The sales growth in Brazil is a result of increasing demand for Franklin submersible pumps and motors, customer acceptance of the many product line upgrades that have been implemented over the past two years, and general market conditions.

Water Systems sales in the Middle East and Africa were about 12 percent of consolidated sales and grew by about 5 percent compared to the first half of 2013. Water Systems in the Middle East and Africa were reduced by $7.1 million or about 12 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, sales were up $9.7 million or about 17 percent compared to the first half of 2013. The growth was driven by strong sales of groundwater pumping equipment in Turkey.

Water Systems sales in Europe were about 9 percent of consolidated sales and grew by about 25 percent compared to the first half of 2013. The incremental impact of sales from acquired businesses was $1.4 million or about 4 percent.  Sales in Europe in the first half of 2014 increased by $1.5 million or about 4 percent due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, European sales increased $6.0 million or about 17 percent compared to the first half of 2013. Sales improvements in Europe were broad based and include the Pioneer rental business in the United Kingdom which had nominal sales in the first half of 2013.

Water Systems sales in the Asia Pacific region were 6 percent of consolidated sales and declined by about 2 percent compared to the first half of the prior year. Sales revenue decreased by about 3 percent in the first half of 2014 due to foreign currency translation. The sales change in the first half of 2014, excluding foreign currency translation, was an increase about 1 percent. Sales increases in Australia, Taiwan and China were not enough to offset declines in Korea and Thailand.

Net Sales-Fueling Systems
Fueling Systems sales were $104.6 million or about 20 percent of consolidated sales in the first half of 2014 and increased $8.8 million or about 9 percent from the first half of 2013. Foreign currency translation rate changes increased sales $1.4 million or about 1 percent compared to sales in the first half of 2013. The Fueling Systems sales change in the first half of 2014, excluding foreign currency translation, was an increase of $7.4 million or about 8 percent.

This growth was driven primarily by sales increases in international markets, which grew by about 15 percent compared to the first half of the prior year, as customers outside North America continue to invest in the Company’s pressure pumping systems for transferring gasoline from underground tanks. As well, demand for the Company’s electronic fuel management products is increasing among international customers. Fueling sales in the U.S. and Canada grew by about 5 percent, as growth of pumping, fuel management, pipe and containment product lines were offset by declines in service station and tank truck hardware.

Cost of Sales
Cost of sales as a percent of net sales for the first half of 2014 and 2013 was 65.6 percent and 65.3 percent, respectively. Correspondingly, the gross profit margin was 34.4 percent and 34.7 percent for both first halves. The Company's consolidated gross profit was $177.5 million for the first half of 2014, up $9.0 million from the gross profit of $168.5 million in the first half of 2013. The gross profit margin increase was primarily due to fixed costs leverage on higher sales and lower direct labor and other variable conversion costs, offset by higher raw material costs.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $112.0 million in the first half of 2014 and increased by $8.7 million or about 8 percent in the first half of 2014 compared to the first half of last year. There were $3.3 million of costs included in non-GAAP adjustments related to executive transition and pending or completed acquisitions. Excluding these non-GAAP adjustments, SG&A expenses increased by $5.4 million or about 5 percent from the second quarter 2013. In the first half of 2014, increases in SG&A attributable to acquisitions were $0.5 million. Additional increases in SG&A were primarily driven by higher Marketing and Selling expenses of in support of higher sales and increased RD&E expenses.

Restructuring Expenses
Restructuring expenses for the first half of 2014 were $0.4 million and had no impact on diluted earnings per share. Restructuring expenses were primarily severance expenses and other miscellaneous manufacturing realignment activities. Restructuring expenses for the first half of 2013 were $1.4 million and reduced diluted earnings per share by approximately $0.02. Restructuring expenses were primarily severance expenses.

Operating Income
Operating income was $65.1 million in the first half of 2014, up $1.2 million from $63.9 million in the first half of 2013.

(In millions)	YTD June 28, 2014	YTD June 29, 2013	2014 v 2013
	Operating income (loss)
Water Systems	$71.0	$71.4	$(0.4)
Fueling Systems	22.5	17.1	5.4
Other	(28.4)	(24.6)	(3.8)
Consolidated	$65.1	$63.9	$1.2

There were specific items in the first half of 2014 and 2013 that impacted operating income that were not operational in nature.

In the first half of 2014 they were as follows:

•	In the first half of 2014, there were $0.4 million of restructuring charges. Restructuring expenses were primarily severance expenses and other miscellaneous manufacturing realignment activities.

•	The first half of 2014 included $2.5 million related to executive transition.

•	The first half of 2014 included $0.9 million in other miscellaneous costs related to pending acquisitions.

In the first half of 2013 they were as follows:

•
In the first half of 2013, there were $1.4 million of restructuring charges. Restructuring expenses were primarily severance expenses of $1.0 million, and other miscellaneous manufacturing realignment activities. As well as $0.4 million related to relocation to the new corporate headquarters and engineering center in Fort Wayne, Indiana.

•	The first half of 2013 included $0.5 million of legal fees incurred in Franklin Fueling Systems.

•	The second quarter of 2013 included $0.1 million in other miscellaneous costs related to pending acquisitions.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the First Half of 2014
	Water	Fueling	Other	Consolidated
Reported Operating Income	$71.0	$22.5	$(28.4)	$65.1
% Operating Income To Net Sales	17.3%	21.5%		12.6%

Non-GAAP Adjustments:
Restructuring	$0.4	$—	$—	$0.4
Non-GAAP	$0.5	$0.4	$2.5	$3.4
Operating Income after Non-GAAP Adjustments	$71.9	$22.9	$(25.9)	$68.9
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	17.5%	21.9%		13.4%

	For the First Half of 2013
	Water	Fueling	Other	Consolidated
Reported Operating Income	$71.4	$17.1	$(24.6)	$63.9
% Operating Income To Net Sales	18.3%	17.8%		13.1%

Non-GAAP Adjustments:
Restructuring	$1.0	$0.4	$—	$1.4
Non-GAAP	$0.1	$0.5	$—	$0.6
Operating Income after Non-GAAP Adjustments	$72.5	$18.0	$(24.6)	$65.9
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	18.6%	18.8%		13.6%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $71.9 million in the first half of 2014 compared to $72.5 million after non-GAAP adjustments in the first half of 2013, a decrease of 1 percent. The first half operating income margin after non-GAAP adjustments was 17.5 percent and decreased by 110 basis points compared to the first half of 2013. Operating income margin after non-GAAP adjustments decreased in Water Systems primarily due to sales mix, loss of operating leverage in some developing regions, and continued investment in sales growth initiatives.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $22.9 million in the first half of 2014 compared to $18.0 million after non-GAAP adjustments in the first half of 2013, an increase of 27 percent. The first half operating income margin after non-GAAP adjustments was 21.9 percent and increased by 310 basis points compared to the 18.8 percent of net sales in the first half of 2013 due to sales growth and expense control.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher primarily due to depreciation expense and increases in other expenses related to the new Headquarters and Engineering facility in Fort Wayne, Indiana.

Interest Expense
Interest expense for the first half of 2014 and 2013 was $5.3 million and $5.1 million, respectively.

Other Income or Expense
Other income or expense was a gain of $1.2 million in the first half of 2014. Included in other income in the first half of 2014 was interest income of $0.9 million, primarily derived from the investment of cash balances in short-term securities. The first half of 2013 was a gain of $0.8 million.  Included in other income was interest income of $0.8 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first half of 2014 of $0.1 million, primarily due to several currency rate changes relative to the U.S. dollar.  Foreign currency-based transactions produced a loss for the first half of 2013 of $0.7 million, primarily due to several currency rate changes relative to the U.S. dollar, the largest being the Canadian dollar.

Income Taxes
The provision for income taxes in the first half of 2014 and 2013 was $16.0 million and $14.8 million, respectively. The effective tax rate for the second quarter of 2014 was about 27 percent, flat to the second quarter of 2013 tax rate before discrete adjustments. The tax rate as a percentage of pre-tax earnings for the second quarter of 2013 was about 25 percent primarily due the completion of income tax audits and the favorable resolution of matters previously under review. The average effective tax rate after discrete events for the back half of 2014 is projected to be 25 percent, an improvement of over 150 basis points from the back half of 2013. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the first half of 2014 was $44.9 million compared to 2013 first half net income of $44.1 million.  Net income attributable to Franklin Electric Co., Inc. for the first half of 2014 was $44.0 million, or $0.90 per diluted share, compared to 2013 first half net income attributable to Franklin Electric Co., Inc. of $43.6 million or $0.90 per diluted share. Earnings after non-GAAP adjustments for the first half of 2014 were $45.6 million, or $0.95 per diluted share, compared to the prior year first half earnings after non-GAAP adjustments of $44.3 million or $0.93 per diluted share.

There were specific items in the second quarter of 2014 and 2013 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the First Half
(in millions)	2014	2013	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$44.0	$43.6	1%
Allocated Undistributed Earnings	$(0.7)	$(0.5)
Adjusted Earnings for EPS Calculation	$43.3	$43.1	—%

Non-GAAP adjustments (before tax):
Restructuring	$0.4	$1.4
Non-GAAP items	$3.4	$0.6

Non-GAAP adjustments, net of tax:
Restructuring	$0.2	$0.8
Non-GAAP items	$2.1	$0.4
Earnings after Non-GAAP Adjustments	$45.6	$44.3	3%

Earnings Per Share Before and After Non-GAAP Adjustments	For the First Half
(in millions except Earnings Per Share)	2014	2013	Change
Average Fully Diluted Shares Outstanding	48.3	48.0	1%
Fully Diluted Earnings Per Share ("EPS") Reported	$0.90	$0.90	—%
Restructuring Per Share, net of tax	$—	$0.02
Non-GAAP items	$0.05	$0.01

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.95	$0.93	2%

CAPITAL RESOURCES AND LIQUIDITY
The Company's primary sources of liquidity are cash on hand, cash from operations, revolving credit agreement, and long-term debt funds available.

The Company has a committed, unsecured, revolving credit agreement maturing on December 14, 2016 (the “Revolver”) in the amount of $150.0 million. As of June 28, 2014, the Company had $96.4 million borrowing capacity under the Revolver as $5.4 million in letters of credit were outstanding and undrawn and $48.2 million of revolver borrowing had been drawn and was outstanding at the end of the quarter.

The Company also has an amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with $150.0 million of notes issued thereunder beginning to mature in 2015. The Company has no scheduled principal payments under the Prudential Agreement until 2015 at which time it amortizes for 5 years at an amount of $30.0 million per year. As of June 28, 2014, the Company had $50.0 million borrowing capacity under the Prudential Agreement.

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

The Revolver, the Prudential Agreement, and the tax increment financing debt contain customary affirmative and negative covenants. The affirmative covenants include financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans or advances, investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Revolver, the Prudential Agreement, and the tax increment financing debt, but only if the Company is defaulting on an obligation exceeding $10.0 million. As of June 28, 2014, the Company was in compliance with all covenants. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

At June 28, 2014, the Company had $87.7 million of cash and equivalents at various locations worldwide. Approximately 23 percent of the cash and equivalents was in U.S. and Canada entities and readily accessible. Approximately 46 percent was in various European subsidiaries, and 17 percent was in Mexico and Brazil. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Cash investments worldwide are invested according to a written policy and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority. Also, historically the Company has generally sourced inputs and sold outputs both in the local currency of operations on a country by country basis, thereby insulating local cash balances from currency volatility.

Net use of cash from operating activities was $26.2 million for the six months ended June 28, 2014 compared to $5.6 million for the six months ended June 29, 2013. The use of cash increased during the first half of 2014 primarily due to increases in inventory balances for the seasonal inventory build and anticipated increase in Pioneer rental product demand, and due to increases in accounts receivable due to higher sales.

Net cash used in investing activities was $55.1 million for the six months ended June 28, 2014, compared to $36.6 million for the six months ended June 29, 2013. The increase can be attributed to spending for acquisitions and equity investments during the first half of 2014. During the second quarter of 2014, the Company completed the acquisition of Bombas Leao with cash on hand and short-term borrowings. In evaluating potential future acquisitions that impact cash from investing, the Company reviews opportunities with an emphasis on increasing global distribution and also with an emphasis on adding complementary product lines that can be effectively marketed through existing global distribution. Additions to property, plant and equipment were significantly lower in the first half of 2014 compared to first half of 2013. During 2013 the Company’s higher capital spending was due to the Global Corporate Headquarters and Engineering Center project.

Net cash provided by financing activities was $34.6 million for the six months ended June 28, 2014, compared to $18.6 million for the six months ended June 29, 2013. The primary increase in cash provided by financing activities in the first half of 2014 is attributed to revolver borrowings for acquisitions. In 2013, the primary source of proceeds from debt was $25.0 million from the TIF debt proceeds received in the first quarter. In addition, stock option exercises were significantly lower in the first half of 2014 compared to the first half of 2013.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013, and in Exhibit 99.1 thereto. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the second quarter and six months ended June 28, 2014. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013.

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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. On July 16, 2014, CARB appealed and filed its brief in support of the appeal. The Company has until September 29, 2014 to file its response brief.  If a hearing is held on the appeal it will likely occur sometime late in the fourth quarter 2014 or early first quarter 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. The Company repurchased 117,920 shares for approximately $4.5 million under this plan during the second quarter of 2014. The maximum number of shares that may still be purchased under this plan as of June 28, 2014, is 969,393.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Repurchased
March 30 - May 3	59,020	$38.25	59,020	1,028,293
May 4 - May 31	58,900	$37.38	58,900	969,393
June 1 - June 28	—	$—	—	969,393
Total	117,920	$37.81	117,920	969,393

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: August 7, 2014	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE SECOND QUARTER ENDED JUNE 28, 2014

Number	Description

3.1	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended May 2, 2014 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 2, 2014)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Retirement and Consulting Agreement dated May 2, 2014 between Franklin Electric Co., Inc. and R. Scott Trumbull (incorporated by reference to the Company's Form 8-K filed on May 6, 2014)*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Management Contract, Compensatory Plan or Arrangement