Form 10-Q
period 2014-09-27
FRANKLIN ELECTRIC CO INC
filed 2014-11-06
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	October 27, 2014
$.10 par value	47,539,717 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands, except per share amounts)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net sales	$278,053	$249,844	$793,940	$735,811
Cost of sales	188,902	162,873	527,284	480,308
Gross profit	89,151	86,971	266,656	255,503
Selling, general, and administrative expenses	55,635	48,415	167,621	151,668
Restructuring expense	1,086	828	1,517	2,235
Operating income	32,430	37,728	97,518	101,600
Interest expense	(2,744)	(2,665)	(8,038)	(7,811)
Other income, net	355	296	1,551	1,107
Foreign exchange income/(expense)	(510)	(466)	(602)	(1,178)
Income before income taxes	29,531	34,893	90,429	93,718
Income taxes	6,726	9,596	22,745	24,367
Net income	$22,805	$25,297	$67,684	$69,351
Less: Net income attributable to noncontrolling interests	(132)	(236)	(980)	(699)
Net income attributable to Franklin Electric Co., Inc.	$22,673	$25,061	$66,704	$68,652
Income per share:
Basic	$0.46	$0.52	$1.37	$1.43
Diluted	$0.46	$0.51	$1.36	$1.41
Dividends per common share	$0.0900	$0.0775	$0.2575	$0.2275

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net income	$22,805	$25,297	$67,684	$69,351
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(22,791)	3,484	(18,112)	(12,176)
Employee benefit plan activity	740	1,043	2,230	3,126
Other comprehensive income/(loss)	$(22,051)	$4,527	$(15,882)	$(9,050)
Income tax related to items of other comprehensive income	(256)	(380)	(770)	(1,140)
Other comprehensive income/(loss), net of tax	$(22,307)	$4,147	$(16,652)	$(10,190)
Comprehensive income	498	29,444	51,032	59,161
Comprehensive loss/(income) attributable to noncontrolling interest	199	660	(647)	158
Comprehensive income attributable to Franklin Electric Co., Inc.	$697	$30,104	$50,385	$59,319

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$77,420	$134,553
Receivables, less allowances of $3,379 and $3,015, respectively	167,849	115,127
Inventories:
Raw material	89,455	71,909
Work-in-process	21,105	17,978
Finished goods	132,665	101,674
	243,225	191,561
Deferred income taxes	8,061	10,072
Other current assets	30,155	21,041
Total current assets	526,710	472,354

Property, plant, and equipment, at cost:
Land and buildings	129,524	121,154
Machinery and equipment	237,965	227,521
Furniture and fixtures	38,179	32,104
Other	17,440	26,844
	423,108	407,623
Less: Allowance for depreciation	(210,977)	(199,027)
	212,131	208,596
Asset held for sale	2,610	1,750
Deferred income tax	4,480	2,969
Intangible assets, net	166,561	148,663
Goodwill	211,228	207,220
Other assets	21,678	10,321
Total assets	$1,145,398	$1,051,873

	September 27, 2014	December 28, 2013
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$75,921	$57,755
Deferred tax liability	1,260	1,227
Accrued expenses and other current liabilities	82,071	62,081
Income taxes	2,496	2,048
Current maturities of long-term debt and short-term borrowings	82,656	15,363
Total current liabilities	244,404	138,474
Long-term debt	144,666	174,166
Deferred income taxes	57,253	54,618
Employee benefit plans	34,164	41,685
Other long-term liabilities	22,795	39,543

Commitments and contingencies (see Note 16)	—	—

Redeemable noncontrolling interest	6,261	5,171

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (47,562 and 47,715, respectively)	4,756	4,771
Additional capital	204,057	194,810
Retained earnings	496,000	450,855
Accumulated other comprehensive loss	(71,048)	(54,729)
Total shareowners' equity	633,765	595,707
Noncontrolling interest	2,090	2,509
Total equity	635,855	598,216
Total liabilities and equity	$1,145,398	$1,051,873

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013

Cash flows from operating activities:
Net income	$67,684	$69,351
Adjustments to reconcile net income to net cash flows from operating activities:	.
Depreciation and amortization	27,791	22,806
Share-based compensation	6,314	4,372
Deferred income taxes	1,165	1,949
(Gain)/loss on disposals of plant and equipment	959	238
Foreign exchange expense	602	1,178
Excess tax from share-based payment arrangements	(1,800)	(4,466)
Changes in assets and liabilities, net of acquisitions:
Receivables	(50,070)	(30,723)
Inventory	(49,888)	(15,028)
Accounts payable and accrued expenses	12,469	968
Income taxes	2,276	6,557
Employee benefit plans	(4,326)	(4,608)
Other, net	(9,695)	2,417
Net cash flows from operating activities	3,481	55,011
Cash flows from investing activities:
Additions to property, plant, and equipment	(25,094)	(50,783)
Proceeds from sale of property, plant, and equipment	1,592	64
Cash paid for acquisitions, net of cash acquired	(35,903)	(2,236)
Cash paid for minority equity investments	(6,716)	—
Other, net	(2,244)	307
Net cash flows from investing activities	(68,365)	(52,648)
Cash flows from financing activities:
Proceeds from issuance of debt	97,047	66,424
Repayment of debt	(64,122)	(40,413)
Proceeds from issuance of common stock	1,351	12,955
Excess tax from share-based payment arrangements	1,800	4,466
Purchases of common stock	(8,642)	(12,175)
Dividends paid	(13,119)	(11,590)
Purchase of redeemable non-controlling shares	(2,875)	—
Payment of contingent consideration liability	—	(5,555)
Net cash flows from financing activities	11,440	14,112
Effect of exchange rate changes on cash	(3,689)	(1,748)
Net change in cash and equivalents	(57,133)	14,727
Cash and equivalents at beginning of period	134,553	103,338
Cash and equivalents at end of period	$77,420	$118,065

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash paid for income taxes, net of refunds	$22,680	$11,837
Cash paid for interest, net of capitalized interest of $392 and $748, respectively	$8,148	$7,619

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$216	$728
Payable to seller of Bombas Leao	$267	$—

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 28, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 27, 2014, and for the third quarters and nine months ended September 27, 2014 and September 28, 2013, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the third quarter and nine months ended September 27, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2015. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K/A for the year ended December 28, 2013.

Certain prior year amounts in the investing activities section on the condensed consolidated statement of cash flows were reclassified into the "Other, net" line to conform with the current year presentation.  The reclassification within the investing activities section of the condensed consolidated statement of cash flows had no impact on the operating cash flows or any other financial statement.

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

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That the Performance Target Could Be Achieved After the Requisite Service Period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in the ASU are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted. The Company has adopted this standard with no impact on the Company's consolidated financial position, results of operations, or cash flows.

3. ACQUISITIONS
During the third quarter ended September 27, 2014, the Company acquired controlling interests in two entities in India in separate transactions. Neither of the acquisitions was individually material, and the combined purchase price paid was approximately $6.6 million. The results of the two businesses from their respective dates of acquisition through September 27, 2014 were not material.

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

The Bombas Leao intangible assets of $23.5 million consist primarily of customer relationships, which will be amortized utilizing the straight line method over 20 years, and trade names, which are classified as indefinite lived assets and will not be amortized. Preliminary intangible asset values decreased by $3.0 million during the third quarter ended September 27, 2014, primarily due to purchase accounting adjustments resulting from additional information provided for the provisional valuation and working capital adjustments.

The preliminary goodwill of $3.0 million resulting from the Bombas Leao acquisition consists primarily of broadened product offerings and expanded customer base. All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes. Preliminary goodwill decreased by $2.2 million during the third quarter ended September 27, 2014, primarily due to purchase accounting adjustments to property, plant, and equipment and intangible assets resulting from additional information provided for the provisional valuation.

The preliminary purchase price assigned to the major identifiable assets and liabilities for the acquisition is as follows:

(In millions)
Assets:
Cash acquired	$1.1
Current assets	13.8
Property, plant, and equipment	6.5
Intangible assets	23.5
Goodwill	3.0
Other assets	3.1
Total assets	51.0
Liabilities	(20.3)
Total consideration paid	$30.7

The fair values of the Bombas Leao identifiable intangible assets and property, plant and equipment are provisional amounts as of September 27, 2014, pending final valuations and purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.

The results of operations of Bombas Leao were included in the Company's condensed consolidated statement of income from the acquisition date through the third quarter ended September 27, 2014. The difference between actual sales for the Company and proforma sales including Bombas Leao as if it was acquired at the beginning of each period was not material as a component of the Company's consolidated sales for the nine months ended September 27, 2014 and September 28, 2013, respectively. Due to the immaterial nature of the acquisition, the Company has not included full year proforma statements of income for the acquisition year or previous year.

Transaction costs for all acquisition related activity were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs included in selling, general, and administrative expenses in the Company’s condensed consolidated statements of income for the nine months ended September 27, 2014 and September 28, 2013 were $1.1 million and $0.3 million, respectively.

4. REDEEMABLE NONCONTROLLING INTERESTS
During the third quarter ended September 27, 2014, the Company completed two acquisitions that each contained a noncontrolling interest and a redemption feature. The combination of the noncontrolling interest and the redemption feature resulted in the classification as a redeemable noncontrolling interest. The total redeemable noncontrolling interest recorded for these acquisitions during the third quarter ended September 27, 2014 was $3.1 million, and represents the fair value estimates of the redeemable noncontrolling interests as of the respective acquisition dates. The noncontrolling interests become redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interests at the greater of (1) the initial carrying amount, increased or decreased for each noncontrolling interest's share of net income or loss and its share of other comprehensive income or loss and dividends ("carrying amount") or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple. As of September 27, 2014, the redeemable noncontrolling interests related to these acquisitions were recorded at carrying value.

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

During the second quarter of 2014, the Company redeemed 10 percent of the noncontrolling interest of Impo, increasing the Company's ownership to 90 percent for approximately TRY 6.2 million, $2.9 million at the then current exchange rate. The 10 percent redemption value was calculated using a specified formula and resulted in a carrying value adjustment of TRY 0.2 million ($0.1 million). The redemption reduced the "Redeemable noncontrolling interest" line in the Company's condensed consolidated balance sheet. The remaining 10 percent noncontrolling interest will continue to be recorded as a redeemable noncontrolling interest on the balance sheet. Due to the immaterial nature of the redemption, the Company has not included full year proforma statements of income for the acquisition year or previous year.

The remaining redeemable noncontrolling interest in Impo is redeemable at other than fair value as the redemption value is determined based on a specified formula.  The noncontrolling interest becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of (1) the initial carrying amount, increased or decreased for each noncontrolling interest's share of net income or loss and its share of other comprehensive income or loss and dividends or (2) the redemption value which is determined based on the greater of the redemption floor value or the then-current specified earnings multiple.  As of September 27, 2014, the Impo redeemable noncontrolling interest was recorded at the redemption value.

According to FASB ASC Topic 810, Consolidation and Emerging Issues Task Force ("EITF") Topic No. D-98, Classification and Measurement of Redeemable Securities, if redeemable noncontrolling interests are issued in the form of common securities, to the extent that the noncontrolling interest holder has a contractual right to receive an amount upon share redemption, then the noncontrolling interest holder has, in substance, received a dividend distribution that is different from other common shareholders. Therefore, adjustments to the noncontrolling interest to reflect the redemption amount should be reflected in the computation of earnings per share using the two-class method. Under the two-class method, the Company has elected to treat as a dividend only the portion of the periodic redemption value adjustment (if any) that reflects a redemption value in excess of carrying value.  Adjustments for both the redeemed and redeemable Impo noncontrolling interests were $0.4 million and $0.6 million for the third quarter and nine months ended September 27, 2014, respectively. Adjustments of less than $0.1 million were necessary for the third quarter and nine months ended September 28, 2013.

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

As of September 27, 2014 and December 28, 2013, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below.

(In millions)	September 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$5.2	$5.2	$—	$—	$—

	December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$6.6	$6.6	$—	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets or liabilities classified as Level 2 or Level 3.

6. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. During February 2014, the Company entered into a share swap transaction agreement ("the swap") to mitigate the Company’s exposure to these fluctuations in the Company's stock price. The swap was not designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. The swap has a notional value based on 147,750 shares. For the third quarter and nine months ended September 27, 2014, the swap transaction resulted in losses of $0.8 million and $1.1 million, respectively, which were offset by gains on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

7. OTHER ASSETS
The Company has equity interests in various companies for strategic purposes. The investments are accounted for under the equity method and are included in “Other assets” on the Company’s condensed consolidated balance sheet. The carrying amount of the investments are adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments are not considered material to the Company’s financial position, neither individually nor in the aggregate. The Company’s proportionate share of earnings from its equity interests, included in the "Other income, net" line of the Company's condensed consolidated statements of income, was immaterial for the third quarter and nine months ended September 27, 2014.

The Company has a loan agreement with the parent company of a customer.  The current maturity is included in "Receivables" and the long-term portion is included in "Other assets, net" on the Company's condensed consolidated balance sheet. The agreement provides for interest on the loan at a variable market interest rate with the debtor to repay the loan plus interest in semi-annual installments. The Company has a long-term relationship with the customer and considers the loan fully collectible. The loan is not considered material to the Company’s financial position.

8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	September 27, 2014		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.7	$(6.1)	$7.8	$(5.9)
Supply agreements	4.4	(4.4)	4.4	(4.4)
Technology	7.5	(4.1)	7.5	(3.8)
Customer relationships	142.8	(34.9)	125.1	(29.7)
Software	2.7	(0.9)	2.1	(0.4)
Other	1.2	(1.2)	1.3	(1.2)
Total	$166.3	$(51.6)	$148.2	$(45.4)
Unamortized intangibles:
Trade names	51.9	—	45.9	—
Total intangibles	$218.2	$(51.6)	$194.1	$(45.4)

Amortization expense related to intangible assets for the third quarters ended September 27, 2014 and September 28, 2013 was $2.7 million and $1.9 million, respectively, and $6.8 million and $5.9 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2014	2015	2016	2017	2018
	$8.7	$9.1	$9.1	$8.9	$8.7

The change in the carrying amount of goodwill by reporting segment for the nine months ended September 27, 2014, is as follows:

(In millions)
	Water Systems	Fueling Systems	Consolidated
Balance as of December 28, 2013	$144.1	$63.1	$207.2
Acquisitions	6.4	0.7	7.1
Foreign currency translation	(3.0)	(0.1)	(3.1)
Balance as of September 27, 2014	$147.5	$63.7	$211.2

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of September 27, 2014, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 28, 2013 measurement date for these plans.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the third quarters and nine months ended September 27, 2014 and September 28, 2013, respectively:

(In millions)	Pension Benefits
	Third Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$0.3	$0.5	$1.0	$1.5
Interest cost	2.1	2.2	6.2	6.0
Expected return on assets	(2.7)	(3.0)	(7.9)	(8.0)
Amortization of prior service cost	—	—	—	—
Amortization of loss	0.7	1.0	1.9	2.7
Net periodic benefit cost	$0.4	$0.7	$1.2	$2.2
Settlement cost	0.3	—	0.7	—
Total net periodic benefit cost	$0.7	$0.7	$1.9	$2.2

In the nine months ended September 27, 2014, the Company made contributions of $5.4 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2014 was finalized September 15, 2014, based upon the plan's year-end valuation at December 28, 2013, and the funding level required for the plan year ended December 28, 2013.

The following table sets forth the aggregated net periodic benefit cost for the postretirement benefit plan for the third quarters and nine months ended September 27, 2014 and September 28, 2013, respectively:

	Other Benefits
	Third Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.4
Expected return on assets	—	—	—	—
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of loss	—	0.1	—	0.2
Net periodic benefit cost	$0.3	$0.4	$0.8	$1.0
Settlement cost	—	—	—	—
Total net periodic benefit cost	$0.3	$0.4	$0.8	$1.0

10. INCOME TAXES
The effective tax rate continues to be lower than the U.S. statutory rate of 35.0 percent primarily due to the indefinite reinvestment of foreign earnings taxed at rates below the U.S. statutory rate as well as recognition of U.S. and foreign tax credits.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its operations as well as cash on hand and available credit.

The Company's net unrecognized tax benefits decreased $2.2 million for federal and state income tax liabilities of prior years based on the expiration of the statute of limitations and foreign currency fluctuations during the third quarter ended September 27, 2014.

If recognized, the effective tax rate would be affected by the net unrecognized tax benefits of $6.9 million as of September 27, 2014.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months by an amount up to $1.7 million due to the expiration of various statutes of limitation.

11. DEBT
Debt consisted of the following:

(In millions)	September 27, 2014	December 28, 2013
Prudential Agreement - 5.79 percent	$150.0	$150.0
Tax increment financing debt	23.7	24.6
Revolver	45.7	—
Capital leases	0.8	0.8
Foreign subsidiary debt	7.2	14.2
	227.4	189.6
Less current maturities	(82.7)	(15.4)
Long-term debt	$144.7	$174.2

Foreign subsidiary debt denoted in the table above is predominately comprised of debt at Impo and Bombas Leao.

During the third quarter ended September 27, 2014, a portion of the Revolver borrowing was used to retire $16.5 million of third-party bank loans in Turkey and Brazil.

On June 6, 2014, the Company assumed debt relating to the acquisition of Bombas Leao (see Note 3) of BRL 12.6 million, $5.6 million at the then current exchange rate. The debt instruments bear interest rates ranging from 2.5 percent to 19.4 percent, with due dates ranging from November 2014 to November 2017. There are no financial covenants associated with these debt instruments. The value of the debt assumed in the Bombas Leao acquisition increased by BRL 0.2 million ($0.1 million) during the third quarter ended September 27, 2014 resulting from additional information provided for the provisional valuation and working capital adjustments.

The total estimated fair value of debt was $241.4 million and $203.7 million at September 27, 2014 and December 28, 2013, respectively. The fair value assumed floating rate debt was valued at par. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its long-term debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as a Level 2 within the valuations hierarchy.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$226.6	$82.4	$31.6	$31.3	$31.4	$31.1	$18.8
Capital leases	0.8	0.3	0.1	0.2	0.1	0.1	—
	$227.4	$82.7	$31.7	$31.5	$31.5	$31.2	$18.8

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

The following table sets forth the computation of basic and diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
(In millions, except per share amounts)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$22.7	$25.1	$66.7	$68.7
Less: Undistributed earnings allocated to participating securities	0.2	0.3	0.7	0.9
Less: Undistributed earnings allocated to redeemable noncontrolling interest	0.4	—	0.6	—
	$22.1	$24.8	$65.4	$67.8
Denominator:
Basic
Weighted average common shares	47.6	47.6	47.7	47.4
Diluted
Effect of dilutive securities:
Non-participating employee and director incentive stock options and performance awards	0.5	0.6	0.5	0.7
Adjusted weighted average common shares	48.1	48.2	48.2	48.1
Basic earnings per share	$0.46	$0.52	$1.37	$1.43
Diluted earnings per share	$0.46	$0.51	$1.36	$1.41
Anti-dilutive stock options	0.1	0.1	0.1	0.1

13. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the nine months ended September 27, 2014:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 28, 2013	$4,771	$194,810	$450,855	$(38,707)	$(16,022)	$2,509	$598,216	$5,171
Net income			66,704			525	67,229	455
Adjustment to Impo redemption value			(621)				(621)	621
Dividends on common stock			(12,319)				(12,319)
Common stock issued	8	1,343					1,351
Common stock repurchased or received for stock options exercised	(23)		(8,619)				(8,642)
Share-based compensation	—	6,314					6,314
Tax benefit of stock options exercised		1,590					1,590
Noncontrolling dividend						(800)	(800)
Acquisitions								3,078
Purchase of redeemable non-controlling shares								(2,875)
Currency translation adjustment					(17,779)	(144)	(17,923)	(189)
Pension liability, net of tax				1,460			1,460
Balance as of September 27, 2014	$4,756	$204,057	$496,000	$(37,247)	$(33,801)	$2,090	$635,855	$6,261

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 27, 2014 and September 28, 2013, are summarized below:

(In millions)
For the nine months ended September 27, 2014:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Total
Balance as of December 28, 2013	$(16.0)	$(38.7)		$(54.7)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(18.2)	—		(18.2)
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(18.2)	—		(18.2)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	2.2	(1)	2.2
Income tax expense	—	(0.7)		(0.7)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	1.5		1.5
Net current period other comprehensive income/(loss), net of income taxes	(18.2)	1.5		(16.7)
Other comprehensive (income)/loss attributable to noncontrolling interest	0.4	—		0.4
Balance as of September 27, 2014	$(33.8)	$(37.2)		$(71.0)

For the nine months ended September 28, 2013:
Balance as of December 29, 2012	$(0.3)	$(56.8)		$(57.1)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(12.2)	—		(12.2)
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(12.2)	—		(12.2)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	3.1	(1)	3.1
Income tax expense	—	(1.1)		(1.1)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	2.0		2.0
Net current period other comprehensive income/(loss), net of income taxes	(12.2)	2.0		(10.2)
Other comprehensive (income)/loss attributable to noncontrolling interest	0.1	—		0.1
Balance as of September 28, 2013	$(12.4)	$(54.8)		$(67.2)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 9 for additional details) and is included in the "Selling, general, and administrative expenses" line of the condensed consolidated statements of income.

15. SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

	Third Quarter Ended		Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	Net sales to external customers
Water Systems	$216.6	$197.9	$627.8	$588.1
Fueling Systems	61.5	51.9	166.1	147.7
Other	—	—	—	—
Consolidated	$278.1	$249.8	$793.9	$735.8

	Third Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	Operating income (loss)
Water Systems	$28.3	$36.0	$99.3	$107.3
Fueling Systems	15.4	14.0	37.9	31.1
Other	(11.3)	(12.3)	(39.7)	(36.8)
Consolidated	$32.4	$37.7	$97.5	$101.6

	September 27, 2014	December 28, 2013
	Total assets
Water Systems	$811.9	$714.7
Fueling Systems	259.5	247.9
Other	74.0	89.3
Consolidated	$1,145.4	$1,051.9

Property, plant, and equipment is the major asset group in "Other" of total assets at September 27, 2014. Cash is the major asset group in “Other” of total assets at December 28, 2013.

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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. On July 16, 2014, CARB appealed and filed its brief in support of the appeal. The Company has until December 12, 2014 to file its response brief.  If a hearing is held on the appeal it will likely occur sometime late in the second quarter of 2015.

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

At September 27, 2014, the Company had $8.7 million of commitments primarily for the purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the nine months ended September 27, 2014, are as follows:

(In millions)
Balance as of December 28, 2013	$9.5
Accruals related to product warranties	6.3
Reductions for payments made	(6.9)
Balance as of September 27, 2014	$8.9

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the nine months ended September 27, 2014 and September 28, 2013, are as follows:

	September 27, 2014	September 28, 2013
Risk-free interest rate	1.68%	1.03%
Dividend yield	0.70%	0.89%
Volatility factor	0.387	0.394
Expected term	5.6 years	6.0 years
Forfeiture rate	3.81%	4.52%

There were no stock options granted during the third quarters ended September 27, 2014 and September 28, 2013.

A summary of the Company’s outstanding stock option activity and related information for the nine months ended September 27, 2014 and September 28, 2013 is as follows:

(Shares in thousands)	September 27, 2014		September 28, 2013
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,476	$19.01	2,184	$16.69
Granted	115	42.24	176	32.53
Exercised	(76)	17.68	(807)	16.06
Forfeited	(4)	27.12	(4)	14.37
Expired	(17)	16.34	—	—
Outstanding at end of period	1,494	$20.88	1,549	$18.83
Expected to vest after applying forfeiture rate	1,479	$20.73	1,527	$18.68
Vested and exercisable at end of period	1,180	$17.69	1,017	$15.43

A summary of the weighted-average remaining contractual term and aggregate intrinsic value for the nine months ended September 27, 2014 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.40 years	$22,234
Expected to vest after applying forfeiture rate	5.36 years	$22,184
Vested and exercisable at end of period	4.60 years	$20,689

The total intrinsic value of options exercised during the third quarters ended September 27, 2014 and September 28, 2013, was $1.8 million and $14.6 million, respectively.

As of September 27, 2014, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 2012 Stock Plan and the 2009 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.45 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the nine months ended September 27, 2014 and September 28, 2013 is as follows:

(Shares in thousands)	September 27, 2014		September 28, 2013
Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	551	$24.75	458	$20.90
Awarded	208	42.39	165	32.90
Vested	(124)	16.76	(62)	18.86
Forfeited	(65)	28.79	(6)	20.05
Non-vested at end of period	570	$32.46	555	$24.70

As of September 27, 2014, there was $9.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.48 years.

18. RESTRUCTURING
On July 1, 2014, the Company announced a plan to close its Wittlich, Germany manufacturing facility. As part of this action, the Company will transfer the existing Wittlich manufacturing activity to its Brno, Czech Republic facility. The Company will maintain its European Water Systems headquarters and distribution center in Wittlich, only the manufacturing operations will be relocating. The realignment began in the third quarter of 2014 and is estimated to conclude by the end of 2016. Charges for the realignment are expected to include severance expenses, professional service fees, asset write-offs, and temporarily leased facilities costs. The Company will provide actual costs incurred each reporting period and update the project estimates as information is available.

Costs incurred in the third quarter and nine months ended September 27, 2014, included in the “Restructuring expense” line of the Company's condensed consolidated statements of income, are as follows:

	Third Quarter Ended
	September 27, 2014
(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.1	$0.1	$—	$0.2
Equipment relocation	0.4	—	—	0.4
Asset write-off	0.1	—	—	0.1
Other	0.4	—	—	0.4
Total	$1.0	$0.1	$—	$1.1

	Nine Months Ended
	September 27, 2014
(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.4	$0.1	$—	$0.5
Equipment relocation	0.4	—	—	0.4
Asset write-off	0.2	—	—	0.2
Other	0.4	—	—	0.4
Total	$1.4	$0.1	$—	$1.5

Restructuring expenses for the third quarter ended September 28, 2013 were approximately $0.8 million, and primarily related to the relocation of the Company to the new Global Corporate Headquarters and Engineering Center of Excellence in Fort Wayne, Indiana. Restructuring expenses of $2.2 million were incurred in the nine months ended September 28, 2013, primarily relating to severance due to other miscellaneous manufacturing realignments, and expenses related to relocation to the new Global Corporate Headquarters and Engineering Center of Excellence in Fort Wayne, Indiana.

As of September 27, 2014, there was $0.3 million in restructuring reserves primarily for severance. As of September 28, 2013, there were no restructuring reserves.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2014 vs. Third Quarter 2013

OVERVIEW
Sales in the third quarter of 2014 were up 11 percent from last year.  The sales increase was attributable to the Company's acquisitions, price and volume increases and was partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $89.2 million for the third quarter of 2014, an increase of $2.2 million or about 3 percent from the prior year’s third quarter. The Company's diluted earnings per share (EPS) were $0.46, a decrease of 10 percent compared to 2013 third quarter diluted EPS of $0.51, primarily attributable to a sales mix shift which reduced operating margins and due to increased fixed costs from acquisitions.

RESULTS OF OPERATIONS

Net Sales
Net sales for the third quarter of 2014 were $278.1 million, an increase of $28.3 million or 11 percent compared to 2013 third quarter sales of $249.8 million.  The incremental impact of sales from businesses acquired since the third quarter of 2013 was $10.0 million or about 4 percent.  Sales revenue decreased by $2.6 million or about 1 percent in the third quarter of 2014 due to foreign currency translation. The sales change for the third quarter of 2014, excluding acquisitions and foreign currency translation, was an increase of $20.9 million or about 8 percent.

	Net Sales
(In millions)	Q3 2014	Q3 2013	2014 v 2013
Water Systems	$216.6	$197.9	$18.7
Fueling Systems	61.5	51.9	9.6
Consolidated	$278.1	$249.8	$28.3

Net Sales-Water Systems
Water Systems revenues were $216.6 million in the third quarter 2014, an increase of $18.7 million or about 9 percent versus the third quarter 2013. Sales from businesses acquired since the third quarter of 2013 were $9.9 million or 5 percent. Water Systems sales were reduced by $2.9 million or about 1 percent in the quarter due to foreign currency translation. Water Systems sales growth, excluding acquisitions and foreign currency translation, was 6 percent.

Water Systems sales in the U.S. and Canada represented about 41 percent of consolidated sales and grew by about 5 percent compared to the prior year. Water Systems sales in the U.S. and Canada were reduced by about 1 percent in the quarter due to foreign currency translation and there were no acquisition related sales. U.S. and Canada sales growth, excluding acquisitions and foreign currency translation, was about 6 percent. U.S. and Canada sales of Pioneer branded mobile pumping equipment increased by over 75 percent in the third quarter of 2014 compared to the prior year due to overall higher demand, driven in part by the United Rental acquisition of National Pump. Sales of surface water pumping equipment grew by 6 percent in the third quarter. These sales increases in the U.S and Canada were partially offset by lower sales of groundwater pumping equipment which declined about 16 percent in the quarter due, in part, to weaker demand in the agriculture sector as a result of less favorable weather and to a lesser extent, the continuing inventory reset which has resulted from distributor changes in the channel.

Water Systems sales in Latin America were about 14 percent of consolidated sales for the third quarter and increased by about 34 percent compared to the third quarter of the prior year. Foreign currency translation had an insignificant impact on Latin American sales compared to the third quarter prior year. Acquisition related sales were about 27 percent, and after excluding acquisitions and the impact of foreign currency translation, Latin American sales increased 7 percent. Sales in Brazil were up 10 percent in the quarter and Company distribution outlets in Chile and Colombia contributed to significantly increased sales in these markets compared to the third quarter 2013.

Water Systems sales in the Middle East and Africa were about 10 percent of consolidated sales and were flat compared to the third quarter 2013. Excluding the impact of foreign currency translation, sales increased by about 6 percent compared to the third quarter 2013. The growth was driven by strong sales of groundwater pumping equipment in Turkey.

Water Systems sales in Europe were about 7 percent of consolidated sales and declined by about 5 percent compared to the third quarter 2013. Acquisition related sales were about 1 percent. The impact of foreign currency translation decreased sales by about 1 percent compared to the third quarter 2013. Excluding acquisitions and the impact of foreign currency translation, European sales decreased about 5 percent compared to the third quarter 2013. Sales were flat across the Franklin branded Water Systems products in Europe but down in the Pioneer branded mobile pumping equipment products in the third quarter 2014.

Water Systems sales in the Asia Pacific region were about 6 percent of consolidated sales and increased by about 38 percent compared to the third quarter prior year. Sales from businesses acquired since the third quarter of 2013 were $1.7 million or about 14 percent. Foreign currency translation had no impact on Asia Pacific sales in the third quarter. Excluding acquisitions and the impact of foreign currency translation, Asia Pacific sales were up $3.0 million or about 24 percent compared to the third quarter 2013. Sales in Australia grew by 68 percent led by improved Pioneer product sales in the region and aided in part by the launch of new products in the water well pumping systems. Sales in Southeast Asia grew by 48 percent compared to the third quarter prior year, as the Company continues to benefit from the improved customer service levels attributable to having Company owned inventory in the region. These sales increases were partially offset by smaller declines in sales in Japan and China.

Net Sales-Fueling Systems
Fueling Systems sales represented about 22 percent of consolidated sales and were $61.5 million in the third quarter 2014, an increase of $9.6 million or about 19 percent versus the third quarter 2013 sales of $51.9 million. Sales from businesses acquired since the third quarter of 2013 were $0.1 million or less than one percent. Fueling Systems sales increased by $0.3 million or less than one percent in the quarter due to the impact of foreign currency translation. Fueling Systems sales growth, excluding acquisitions and foreign currency translation, was about 18 percent.

During the third quarter, Fueling Systems shipped about $3.5 million of equipment to India to partially fill a large customer order. Excluding the impact of these India sales, Fueling Systems sales grew by about 11 percent. Sales growth was across all product lines and all regions of the world.

Cost of Sales
Cost of sales as a percent of net sales for the third quarter of 2014 and 2013 was 67.9 percent and 65.2 percent, respectively. Correspondingly, the gross profit margin decreased to 32.1 percent from 34.8 percent, a 270 basis point decline. The Company’s consolidated gross profit was $89.2 million for the third quarter of 2014, an increase of $2.2 million, or about 3 percent, from the third quarter of 2013 gross profit of $87.0 million. Sales revenue mix shift in the Water Systems segment contributed significantly to lower gross profit margins in the third quarter. Pioneer branded mobile pumping equipment sales have had a surge in demand during the last two quarters and the Company has temporarily outsourced certain operations to meet the increased demand. Additional gross profit margin decreases were primarily due to higher material cost of sales and loss of operating leverage on fixed costs. Direct material cost, as a percent of sales, was 44.7 percent, up 110 basis points from the 43.6 percent in the third quarter of 2013. This increase was almost entirely attributable to the higher mix of surface water pumping equipment in the quarter.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $55.6 million in the third quarter of 2014 compared to $48.4 million from the third quarter of prior year, an increase of $7.2 million or about 15 percent. In the third quarter of 2014, increases in SG&A from acquired businesses were $3.2 million. Excluding the acquisitions, the Company’s overall SG&A expenses in the third quarter of 2014 increased by $4.0 million or up 8 percent to prior year third quarter. The remaining increases in SG&A were primarily driven by higher commissions, sales, marketing and selling related costs in support of higher sales and increases in Research Development and Engineering ("RD&E") spending.

Restructuring Expenses
Restructuring expenses for the third quarter of 2014 were $1.1 million or about $0.01 diluted earnings per share. Restructuring expenses for the third quarter 2014 included $0.4 million of expenses related to equipment transfers, freight and relocation cost incurred in Brazil moving into the new manufacturing facility and in Europe related to the transfer of production activities from Germany to the Czech Republic, $0.4 million of other restructuring costs related to Europe and other continued manufacturing realignments, $0.2 million in severance cost and $0.1 million in asset write-offs. Restructuring expenses for the third quarter of 2013 were $0.8 million or about $0.01 diluted earnings per share. Restructuring expenses for the third quarter 2013 included $0.6 million of expenses primarily related to relocation to the new corporate headquarters and engineering center in Fort Wayne, Indiana, and $0.2 million other restructuring costs related to continued manufacturing realignments and integration costs of the previously announced Flexing acquisition in Franklin Fueling Systems.

Operating Income
Operating income was $32.4 million in the third quarter of 2014, down $5.3 million or 14 percent from $37.7 million for the third quarter 2013.

	Operating income (loss)
(In millions)	Q3 2014	Q3 2013	2014 v 2013
Water Systems	$28.3	$36.0	$(7.7)
Fueling Systems	15.4	14.0	1.4
Other	(11.3)	(12.3)	1.0
Consolidated	$32.4	$37.7	$(5.3)

There were a number of specific items in the third quarter of 2014 and 2013 that impacted operating income that were not operational in nature.  In the third quarter of 2014 they were as follows:

•
There were $1.1 million of restructuring charges; $0.9 million primarily related to the relocation of the Wittlich, Germany manufacturing facility to Brno in the Czech Republic and the opening of the new manufacturing facility in Brazil and $0.2 million in severance cost, related to the European restructuring as well as continued manufacturing realignments and integration costs.

•	Software write-offs related to Pioneer rental totaled $1.1 million.

•	Other miscellaneous costs related to closed and pending acquisitions were $0.8 million.

In the third quarter of 2013 they were as follows:

•
There were $0.8 million of restructuring charges; $0.6 million primarily related to relocation to the new corporate headquarters and engineering center in Fort Wayne, Indiana and $0.2 million related to other restructuring costs related to continued manufacturing realignments and integration costs of the previously announced Flexing acquisition by Franklin Fueling Systems.

•	A benefit of $1.6 million from the reversal of a reserve for legal claims established in prior years that was favorably resolved in the third quarter in Franklin Fueling Systems.

•	Other miscellaneous costs related to acquisitions were $0.1 million.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(In millions)	For the Third Quarter 2014
	Water	Fueling	Other	Consolidated
Reported Operating Income	$28.3	$15.4	$(11.3)	$32.4
% Operating Income To Net Sales	13.1%	25.0%		11.7%

Non-GAAP Adjustments:
Restructuring	$1.0	$0.1	$—	$1.1
Non-GAAP	$1.7	$0.2	$—	$1.9
Operating Income after Non-GAAP Adjustments	$31.0	$15.7	$(11.3)	$35.4
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	14.3%	25.5%		12.7%

	For the Third Quarter 2013
	Water	Fueling	Other	Consolidated
Reported Operating Income	$36.0	$14.0	$(12.3)	$37.7
% Operating Income To Net Sales	18.2%	27.0%		15.1%

Non-GAAP Adjustments:
Restructuring	$0.7	$0.1	$—	$0.8
Non-GAAP	$0.1	$(1.6)	$—	$(1.5)
Operating Income after Non-GAAP Adjustments	$36.8	$12.5	$(12.3)	$37.0
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	18.6%	24.1%		14.8%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $31.0 million in the third quarter 2014, a decrease of about 16 percent versus the third quarter 2013. The third quarter operating income margin after non-GAAP adjustments was 14.3 percent, down 430 basis points from 18.6 percent in the third quarter of 2013. Water Systems adjusted operating income margin declined in the third quarter due, in part, to two global shifts in sales mix. The first being a shift from 65 percent groundwater pumping equipment to 59 percent. Additionally, within this shift away from groundwater pumping equipment, sales of agricultural related ground water products were lower by 6 percent in the third quarter of 2014 versus the same period 2013.  The second sales mix shift was a larger portion of Pioneer branded mobile pumping equipment sales which increased 60 percent globally in the third quarter of 2014.  Additionally, new acquisitions including Bombas Leao and Pluga contributed lower operating income margins. Water Systems margins also declined in the quarter due to higher fixed costs.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $15.7 million in the third quarter of 2014 compared to $12.5 million after non-GAAP adjustments in the third quarter of 2013, an increase of about 26 percent. The third quarter operating income margin after non-GAAP adjustments was 25.5 percent, an increase of 140 basis points from the 24.1 percent of net sales in the third quarter of 2013. The increase was primarily driven by fixed cost leverage on higher sales.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses decreased primarily due to lower projected incentive compensation expense.

Interest Expense
Interest expense for the third quarters of 2014 and 2013 was $2.7 million.

Other Income or Expense
Other income was $0.4 million in the third quarter of 2014 and $0.3 million in the third quarter of 2013.  Included in other income for the third quarter of 2014 was interest income of $0.5 million, primarily derived from the investment of cash balances in short-term securities. Included in other income for the third quarter of 2013 was interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the third quarter of 2014 of $0.5 million. The loss was primarily due to rate changes in the Turkish lira relative to the U.S. dollar.  Foreign currency-based transactions produced a loss for the third quarter of 2013 of $0.5 million. The loss was primarily due to rate changes in the euro and Czech koruna relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the third quarter of 2014 and 2013 was $6.7 million and $9.6 million, respectively. The tax rate as a percentage of pre-tax earnings for the third quarter of 2014 was about 23 percent, a decrease of about 5 percent from the third quarter of 2013 tax rate of about 28 percent, primarily due to the income mix by jurisdictions and the expiration of the statute of limitation for uncertain tax positions. The effective tax rate before the impact of discrete events for the third quarter of 2014 was about 25 percent. The full year 2014 rate is estimated to be about 23 percent after the impact of discrete tax events. The projected tax rate is less than the 2013 overall tax rate of 26 percent and lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the third quarter of 2014 was $22.8 million compared to 2013 third quarter net income of $25.3 million.  Net income attributable to the Company for the third quarter of 2014 was $22.7 million, or $0.46 per diluted share, compared to 2013 third quarter net income attributable to the Company of $25.1 million or $0.51 per diluted share. Earnings after non-GAAP adjustments for the third quarter of 2014 were $24.0 million, or $0.50 per diluted share, compared to the prior year third quarter earnings after non-GAAP adjustments of $24.4 million or $0.50 per diluted share.

There were specific items in the third quarter of 2014 and 2013 that impacted net income attributable to the Company that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the Third Quarter Ended
(In millions)	2014	2013	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$22.7	$25.1	(10)%
Allocated Undistributed Earnings	$(0.6)	$(0.3)
Adjusted Earnings for EPS Calculations	$22.1	$24.8	(11)%
Non-GAAP adjustments, before tax:
Restructuring	$1.1	$0.8
Non-GAAP items	$1.9	$(1.5)

Non-GAAP adjustments, net of tax:
Restructuring	$0.7	$0.5
Non-GAAP items	$1.2	$(0.9)
Net Income attributable to Franklin Electric Co., Inc. after Non-GAAP Adjustments (Adjusted Net Income)	$24.0	$24.4	(2)%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Third Quarter Ended
(In millions, except per share data)	2014	2013	Change
Average Fully Diluted Shares Outstanding	48.1	$48.2	—%

Fully Diluted Earnings Per Share ("EPS") Reported	$0.46	$0.51	(10)%

Restructuring per Share, net of tax	$0.01	$0.01
Non-GAAP items	$0.03	$(0.02)

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.50	$0.50	—%

First Nine Months of 2014 vs. First Nine Months of 2013

OVERVIEW
Sales and adjusted earnings in the first nine months of 2014 were up from the same period last year.  The sales increase was attributable to the Company's acquisitions, as well as sales volume and price increases, and was partially offset by the impact of foreign currency translation. The Company's consolidated gross profit was $266.7 million for the first nine months of 2014, an increase of $11.2 million or about 4 percent from the first nine months of 2013. The Company's diluted earnings per share (EPS) were $1.36, a decrease of 4 percent compared to 2013 third quarter diluted EPS of $1.41.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first nine months of 2014 were $793.9 million, an increase of $58.1 million or about 8 percent compared to 2013 first nine months sales of $735.8 million.  The incremental impact of sales from acquired businesses was $13.1 million or about 2 percent.  Sales revenue decreased by $14.1 million or about 2 percent in the first nine months of 2014 due to foreign currency translation. The sales change in the first nine months of 2014, excluding acquisitions and foreign currency translation, was an increase of $59.1 million or about 8 percent.

(In millions)	YTD September 27, 2014	YTD September 28, 2013	2014 v 2013
	Net Sales
Water Systems	$627.8	$588.1	$39.7
Fueling Systems	166.1	147.7	18.4
Consolidated	$793.9	$735.8	$58.1

Net Sales-Water Systems
Water Systems sales were $627.8 million in the first nine months of 2014, an increase of $39.7 million or about 7 percent versus the first nine months of 2013. The incremental impact of sales from acquired businesses was $13.0 million or about 2 percent. Foreign currency translation rate changes decreased sales $15.8 million, or about 3 percent, compared to sales in the first nine months of 2013. The Water Systems sales change in the first nine months of 2014, excluding acquisitions and foreign currency translation, was an increase of $42.5 million or about 7 percent.

Water Systems sales in the U.S. and Canada were 41 percent of consolidated sales and grew by 5 percent compared to the first nine months of 2013. Sales revenue decreased by $2.3 million or about 1 percent in the first nine months of 2014 due to foreign currency translation. The sales change in the first nine months of 2014, excluding acquisitions and foreign currency translation, was an increase of $17.0 million or about 6 percent.

Leading the Company's growth in the U.S. and Canada were sales of Pioneer branded mobile pumping equipment which increased by over 90 percent in the first nine months of 2014 compared to the prior year. Sales of surface water pumping equipment grew by about 5 percent in the first nine months. These sales increases in the U.S and Canada were partially offset by lower sales of groundwater pumping equipment which declined about 13 percent in the first nine months of 2014 due, in part, to weaker demand in the agriculture sector as a result of less favorable weather and to a lesser extent, the continuing inventory reset which has resulted from distributor changes in the channel.

Water Systems sales in Latin America were about 13 percent of consolidated sales for the first nine months and grew by 12 percent compared to the prior year first nine months.  The incremental impact of sales from acquired businesses was $9.7 million or about 11 percent. Sales revenue decreased by $4.8 million or about 5 percent in the first nine months of 2014 due to foreign currency translation. The sales change in the first nine months of 2014, excluding acquisitions and foreign currency translation, was an increase of $6.2 million or about 7 percent. The first nine months year-on-year sales increase in Brazil, in local currency, was 12 percent. The sales growth in Brazil is a result of increasing demand for Franklin submersible pumps and motors, customer acceptance of the many product line upgrades that have been implemented over the past two years, and general market conditions. New distribution outlets in Chile and Colombia contributed to significantly increased sales in these markets compared to 2013. These sales increases were partially offset with lower sales in Mexico.

Water Systems sales in the Middle East and Africa were about 11 percent of consolidated sales and increased by about 3 percent compared to the first nine months of 2013. Water Systems sales in the Middle East and Africa were reduced by $9.0 million or about 10 percent in the quarter due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, sales were up about 13 percent compared to the first nine months of 2013. The growth was driven by strong sales of groundwater pumping equipment in Turkey.

Water Systems sales in Europe were about 8 percent of consolidated sales and grew by about 14 percent compared to the first nine months of 2013. The incremental impact of sales from acquired businesses was $1.6 million or about 3 percent.  Sales revenue increased by $1.2 million or about 2 percent in the first nine months of 2014 due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, European sales increased about 9 percent compared to the first nine months of 2013. Sales improvements in Europe were broad based and include the Pioneer rental business in the United Kingdom which had nominal sales in the first half of 2013.

Water Systems sales in the Asia Pacific region were 6 percent of consolidated sales and grew by about 8 percent compared to the first nine months of the prior year. The incremental impact of sales from acquired businesses was $1.7 million or about 4 percent.  Sales revenue decreased by $0.9 million or about 2 percent in the first nine months of 2014 due to foreign currency translation. The sales change in the first nine months of 2014, excluding acquisitions and foreign currency translation, was an increase of $3.0 million or about 6 percent. Sales in Australia grew by 27 percent led by improved Pioneer product sales in the region and aided in part by the launch of the new solar powered water well pumping system. Sales in Taiwan and Southeast Asia grew by about 5 percent compared to the third quarter prior year, as the Company continues to benefit from the improved customer service levels attributable to a new distribution center in Singapore. These sales increases were partially offset by smaller declines in sales in Thailand, Japan and China.

Net Sales-Fueling Systems
Fueling Systems sales were $166.1 million or about 21 percent of consolidated sales in the first nine months of 2014 and increased $18.4 million or about 12 percent from the first nine months of 2013. The incremental impact of sales from acquired businesses was $0.1 million. Foreign currency translation rate changes increased sales $1.7 million or about 1 percent compared to sales in the first nine months of 2013. The Fueling Systems sales change in the first nine months of 2014, excluding acquisitions and foreign currency translation, was an increase of $16.6 million or about 11 percent.

This growth was led by sales increases in developing markets, which grew by 17 percent compared to the nine months of the prior year, as customers outside North America continue to invest in the Company’s pressure pumping systems for transferring gasoline from underground tanks. As well, adoption of the Company’s electronic fuel management products is increasing among international customers. Fueling sales in the developed markets were up by about 10 percent compared to prior year.

Cost of Sales
Cost of sales as a percent of net sales for the first nine months of 2014 and 2013 was 66.4 percent and 65.3 percent, respectively. Correspondingly, the gross profit margin was 33.6 percent and 34.7 percent for both the first nine months of the year. The Company's consolidated gross profit was $266.7 million for the first nine months of 2014, up $11.2 million from the gross profit of $255.5 million in the first nine months of 2013. Sales revenue mix shift in the Water Systems segment contributed to lower gross profit margins. Direct material cost, as a percent of sales, was 46.0 percent, up 170 basis points from the 44.3 percent in the first nine months of 2013. This increase was almost entirely attributable to the higher mix of Pioneer branded mobile pumping equipment and surface water pumping equipment. Pioneer branded mobile pumping equipment sales have had higher demand during 2014 and the Company has temporarily outsourced certain operations to meet the increased demand.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $167.6 million in the first nine months of 2014 and increased by $15.9 million or about 10 percent compared to the first nine months of last year. In the first nine months of 2014, increases in SG&A expenses from acquired businesses were $3.7 million or about 2 percent. Other increases in SG&A were $2.5 million related to executive transition and $1.1 million of cost attributable to pending or closed acquisitions. Additional increases in SG&A cost during the first nine months of 2014 resulted from increased cost for marketing and selling-related expenses of $3.7 million and higher RD&E expenses of $1.5 million.

Restructuring Expenses
Restructuring expenses for the first nine months of 2014 were $1.5 million and reduced diluted earnings per share by approximately $0.01. Restructuring expenses in the first nine months of 2014 were $0.5 million in severance cost, $0.4 million expenses related to equipment transfers, freight and relocation cost incurred in Brazil moving into the new manufacturing facility and in Europe related to the transfer of production activities from Germany to the Czech Republic, $0.4 million of other restructuring costs related to Europe and other continued manufacturing realignments, and $0.2 million in asset write-offs. Restructuring expenses for the first nine months of 2013 were $2.2 million and reduced diluted earnings per share by approximately $0.03. Restructuring expenses in the first nine months of 2013 were severance costs and expenses related to relocation to the new Global Corporate Headquarters and Engineering Center of Excellence in Fort Wayne, Indiana.

Operating Income
Operating income was $97.5 million in the first nine months of 2014, down $4.1 million from $101.6 million in the first nine months of 2013.

(In millions)	YTD September 27, 2014	YTD September 28, 2013	2014 v 2013
	Operating income (loss)
Water Systems	$99.3	$107.3	$(8.0)
Fueling Systems	37.9	31.1	6.8
Other	(39.7)	(36.8)	(2.9)
Consolidated	$97.5	$101.6	$(4.1)

There were specific items in the first nine months of 2014 and 2013 that impacted operating income that were not operational in nature.

In the first nine months of 2014 they were as follows:

•
There were $1.5 million of restructuring charges. These restructuring expenses included $0.5 million in severance cost, $0.4 million expenses related to equipment transfers, freight and relocation cost incurred in Brazil moving into the new manufacturing facility and in Europe related to the transfer of production activities from Germany to the Czech Republic, $0.4 million of other restructuring costs related to Europe and other continued manufacturing realignments, and $0.2 million in asset write-offs.

•	Executive transition costs were $2.5 million.

•	Other miscellaneous costs related to closed and pending acquisitions were $1.7 million.

•	Software write-offs related to Pioneer rental were $1.1 million.

In the first nine months of 2013 they were as follows:

•
There were $2.2 million of restructuring charges. These restructuring expenses were primarily severance expenses of $1.1 million, $0.1 million in other miscellaneous manufacturing realignment activities, and $1.0 million related to relocation to the new corporate headquarters and engineering center in Fort Wayne, Indiana.

•
A net $1.1 million of benefit from the $1.6 million reversal of a reserve for legal claims established in prior years that was favorably resolved in the third quarter of 2013, offset by $0.5 million of legal fees incurred by Franklin Fueling Systems.

•	Other miscellaneous costs related to pending acquisitions were $0.1 million.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the First Nine Months of 2014
	Water	Fueling	Other	Consolidated
Reported Operating Income	$99.3	$37.9	$(39.7)	$97.5
% Operating Income To Net Sales	15.8%	22.8%		12.3%

Non-GAAP Adjustments:
Restructuring	$1.4	$0.1	$—	$1.5
Non-GAAP	$2.2	$0.6	$2.5	$5.3
Operating Income after Non-GAAP Adjustments	$102.9	$38.6	$(37.2)	$104.3
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	16.4%	23.2%		13.1%

	For the First Nine Months of 2013
	Water	Fueling	Other	Consolidated
Reported Operating Income	$107.3	$31.1	$(36.8)	$101.6
% Operating Income To Net Sales	18.2%	21.1%		13.8%

Non-GAAP Adjustments:
Restructuring	$1.7	$0.5	$—	$2.2
Non-GAAP	$0.1	$(1.1)	$—	$(1.0)
Operating Income after Non-GAAP Adjustments	$109.1	$30.5	$(36.8)	$102.8
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	18.6%	20.6%		14.0%

Operating Income-Water Systems
Water Systems operating income after non-GAAP adjustments was $102.9 million in the first nine months of 2014, a decrease of about 6 percent versus the first nine months of 2013. The first nine months operating income margin after non-GAAP adjustments was 16.4 percent and decreased by 220 basis points compared to the first nine months of 2013. Water Systems adjusted operating income margin declined in the first nine months of 2014 was primarily due to two global shifts in sales mix. A shift from groundwater pumping equipment to surface pumping equipment, additionally, within this shift away from groundwater pumping equipment, sales of agricultural related ground water products were lower by 9 percent in the first nine months of 2014 versus the same period 2013.  The second sales mix shift was a larger portion of Pioneer branded mobile pumping equipment sales.  Additionally, new acquisitions including Bombas Leao and Pluga contributed lower operating income margins. Water Systems margins also declined in the year due to higher fixed costs.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $38.6 million in the first nine months of 2014 compared to $30.5 million after non-GAAP adjustments in the first nine months of 2013, an increase of 27 percent. The first nine months operating income margin after non-GAAP adjustments was 23.2 percent and increased by 260 basis points compared to the 20.6 percent of net sales in the first nine months of 2013 due to sales growth and expense control.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due to $2.5 million of cost included in non-GAAP adjustments related to executive transition.

Interest Expense
Interest expense for the first nine months of 2014 and 2013 was $8.0 million and $7.8 million, respectively. The increase was primarily due to increased debt.

Other Income or Expense
Other income or expense was a gain of $1.6 million in the first nine months of 2014 and a gain of $1.1 million in the first nine months of 2013.  Included in other income in the first nine months of 2014 was interest income of $1.5 million, primarily derived from the investment of cash balances in short-term securities. Included in other income in the first nine months of 2013 was interest income of $1.1 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first nine months of 2014 of $0.6 million, primarily due to the Turkish lira and Canadian dollar relative to the U.S. dollar.  Foreign currency-based transactions produced a loss in the first nine months of 2013 of $1.2 million, primarily due to the euro, South African rand and Canadian dollar relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the first nine months of 2014 and 2013 was $22.7 million and $24.4 million, respectively. The tax rate as a percentage of pre-tax earnings for the first nine months of 2014 was about 25 percent, a decrease of about 100 basis points from the first nine months of 2013 tax rate of about 26 percent, primarily due to the income mix by jurisdictions. The effective tax rate before the impact of discrete events for the first nine months of 2014 was about 27 percent, which is a reasonable estimate of the full year 2014 rate. The projected tax rate is consistent with the 2013 tax rate and lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the first nine months of 2014 was $67.7 million compared to 2013 first nine months net income of $69.4 million.  Net income attributable to the Company for the first nine months of 2014 was $66.7 million, or $1.36 per diluted share, compared to 2013 first nine months net income attributable to the Company of $68.7 million or $1.41 per diluted share. Earnings after non-GAAP adjustments for the first nine months of 2014 were $69.5 million, or $1.45 per diluted share, compared to the prior year first nine months earnings after non-GAAP adjustments of $68.5 million or $1.43 per diluted share.

There were specific items in the third quarter of 2014 and 2013 that impacted net income attributable to the Company that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the First Nine Months
(in millions)	2014	2013	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$66.7	$68.7	(3)%
Allocated Undistributed Earnings	$(1.3)	$(0.9)
Adjusted Earnings for EPS Calculation	$65.4	$67.8	(4)%

Non-GAAP adjustments (before tax):
Restructuring	$1.5	$2.2
Non-GAAP items	$5.3	$(1.0)

Non-GAAP adjustments, net of tax:
Restructuring	$0.9	$1.3
Non-GAAP items	$3.2	$(0.6)
Earnings after Non-GAAP Adjustments	$69.5	$68.5	1%

Earnings Per Share Before and After Non-GAAP Adjustments	For the First Nine Months
(in millions except Earnings Per Share)	2014	2013	Change
Average Fully Diluted Shares Outstanding	48.2	48.1	—%
Fully Diluted Earnings Per Share ("EPS") Reported	$1.36	$1.41	(4)%
Restructuring Per Share, net of tax	$0.01	$0.03
Non-GAAP items	$0.08	$(0.01)

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$1.45	$1.43	1%

CAPITAL RESOURCES AND LIQUIDITY
The Company's primary sources of liquidity are cash on hand, cash from operations, revolving credit agreement, and long-term debt funds available.

The Company has a committed, unsecured, revolving credit agreement maturing on December 14, 2016 (the “Revolver”) in the amount of $150.0 million. As of September 27, 2014, the Company had $99.2 million borrowing capacity under the Revolver as $5.1 million in letters of credit were outstanding and undrawn and $45.7 million of revolver borrowing had been drawn and was outstanding at the end of the quarter.

The Company also has an amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with $150.0 million of notes issued thereunder beginning to mature in 2015. The Company has no scheduled principal payments under the Prudential Agreement until 2015 at which time it amortizes for 5 years at an amount of $30.0 million per year. As of September 27, 2014, the Company had $50.0 million borrowing capacity under the Prudential Agreement.

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

The Revolver, the Prudential Agreement, and the tax increment financing debt contain customary affirmative and negative covenants. The affirmative covenants include financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans or advances, investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Revolver, the Prudential Agreement, and the tax increment financing debt, but only if the Company is defaulting on an obligation exceeding $10.0 million. As of September 27, 2014, the Company was in compliance with all covenants. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

At September 27, 2014, the Company had $77.4 million of cash and equivalents at various locations worldwide. Approximately 21 percent of the cash and equivalents was in U.S. and Canada entities and readily accessible. Approximately 45 percent was in various European subsidiaries, and 22 percent was in Mexico and Brazil. The Company reviews international cash balances on a regular basis and based on forecasted expenditures and taking tax effects into consideration, will reposition cash among its global entities if appropriate. Cash investments worldwide are invested according to a written policy and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority. Also, historically the Company has generally sourced inputs and sold outputs both in the local currency of operations on a country by country basis, thereby insulating local cash balances from currency volatility.

Net cash provided by operating activities was $3.5 million for the nine months ended September 27, 2014 compared to $55.0 million for the nine months ended September 28, 2013. The reduction in net cash provided by operations during the first nine months of 2014 is primarily due to an increased use of cash for inventory and receivables compared to the first nine months of 2013. Outstanding inventory balances were higher at September 27, 2014 primarily due to an anticipated demand increase for Pioneer products, various new product launches, and higher than normal seasonal inventory build. Receivable balances were elevated due to higher sales, especially in some emerging markets, along with some extended credit terms in the first nine months of 2014 compared to 2013.

Net cash used in investing activities was $68.4 million for the nine months ended September 27, 2014, compared to $52.6 million for the nine months ended September 28, 2013. The increase in cash used can be attributed to increased spending for acquisitions and equity investments during the first nine months of 2014, with a partial offset from a reduction in cash used for capital spending. During the second quarter of 2014, the Company completed the acquisition of Bombas Leao with cash on hand and short-term borrowings. During the third quarter of 2014, the Company acquired controlling interests in two entities in India in separate transactions. In evaluating potential future acquisitions that impact cash from investing, the Company reviews opportunities with an emphasis on increasing global distribution and also with an emphasis on adding complementary product lines that can be effectively marketed through existing global distribution. Additions to property, plant and equipment were significantly lower in the first nine months of 2014 compared to the first nine months of 2013. During 2013, the Company's higher capital spending was due to the Global Corporate Headquarters and Engineering Center of Excellence project.

Net cash provided by financing activities was $11.4 million for the nine months ended September 27, 2014, compared to $14.1 million for the nine months ended September 28, 2013. The reduction in cash provided by financing activities in the first nine months of 2014 was primarily due to lower stock option exercises in the first nine months of 2014 compared to the first nine months of 2013. This reduction was partially offset by a net increase in cash provided by the retirement of some third-party bank loans in Turkey and Brazil during the first nine months of 2014, a portion of such payoffs financed through the Revolver.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the third quarter and nine months ended September 27, 2014. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013.

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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. On July 16, 2014, CARB appealed and filed its brief in support of the appeal. The Company has until December 12, 2014 to file its response brief.  If a hearing is held on the appeal it will likely occur sometime late in the second quarter 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. The Company repurchased 59,300 shares for approximately $2.2 million under this plan during the third quarter of 2014. The maximum number of shares that may still be purchased under this plan as of September 27, 2014, is 910,093.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Repurchased
June 29 - August 2	38,200	$36.91	38,200	931,193
August 3 - August 30	500	$36.00	500	930,693
August 31 - September 27	20,600	$35.67	20,600	910,093
Total	59,300	$36.47	59,300	910,093

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Shareholder Proposals

The Company’s 2015 Annual Meeting of Shareholders is scheduled to be held on May 8, 2015.  The deadline for submitting shareholder proposals for inclusion in the Company’s proxy statement and form of proxy for that meeting is November 19, 2014.  Also, other proposals intended to be presented at the 2015 Annual Meeting but not included in the Company’s proxy statement must be received by the Company no later than February 2, 2015 to be considered for presentation at that meeting.

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 40.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: November 6, 2014	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2014	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRD QUARTER ENDED SEPTEMBER 27, 2014

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