Form 10-K
period 2015-01-03
FRANKLIN ELECTRIC CO INC
filed 2015-03-04
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at June 27, 2014 (the last business day of the registrant’s most recently completed second quarter) was $1,886,201,527.  The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant's 401(k) Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 19, 2015:
47,544,617 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015 (Part III).

FRANKLIN ELECTRIC CO., INC.

PART I

ITEM 1. BUSINESS

General
Franklin Electric Co., Inc. is an Indiana corporation founded in 1944 and incorporated in 1946. Except where the context otherwise requires “Franklin Electric” or the “Company,” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

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

The Company entered the artificial lift market over the past years leveraging their knowledge of customer needs and technical solutions for pumping groundwater and hydrocarbon liquids out of oil and gas wells.  Innovation and superior quality provided the means to successfully install additional test units in North America, China, India, and Africa in 2014.  The initial results are providing opportunities within these countries for sustained business in 2015.

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

Business Segments and Products
Segment and geographic information appears in Note 18, “Segment and Geographic Information,” to the consolidated financial statements.

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

The Water Systems business has grown from a domestic submersible motor manufacturer to a global manufacturer of systems and components for the movement of water and automotive fuels. Highlights of the Water Systems business transformation, from its origins to the present, are as follows:

•	1950s - Domestic submersible motor manufacturer

•	1990s - Global manufacturer of submersible motors, electronic drives and controls selling to pump OEMs

•	2004 - Began to change the business model to include pumps and sell directly to wholesale distributors

•	2006 - Added adjacent pumping systems, acquired Little Giant Pump Company, United States

•	2007 - Expanded globally, acquired Pump Brands (Pty) Limited, South Africa

•	2008 - Continued global expansion, acquired Industrias Schneider SA, Brazil

•	2009 - International acquisition, Vertical, S.p.A., Italy

•	2011 - International acquisition, Impo Motor Pompa Sanayi ve Ticaret A.S., Turkey

•	2012 - Acquired majority interest, about 70%, in mobile pumping systems company, Pioneer Pump Holdings, Inc. ("PPH"), a United States company with subsidiaries in the United Kingdom and South Africa

•	2014 - International acquisitions, Bombas Leao S.A., Brazil and majority interest, about 70%, of Pluga Pumps and Motors Private Limited, India
Water Systems products are sold in highly competitive markets. Water Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The Company's principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc., and Xylem, Inc.

2014 Water Systems research and development expenditures were primarily related to the following activities:

•	Electronic drives and controls, including the redesigned SubDrive constant pressure controllers with mobile app connectivity

•	Submersible non-clog pumps for sewage, effluent, irrigation, and general de-watering applications

•	Energy efficiency improvements for vertical multi-stage pumps

•	Centrifugal pumps for agricultural applications

•	Inline 400 Booster System with integrated electronic control

•	Submersible motor technology

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

Fueling Systems has expanded its product offerings through internal development and acquisitions. Highlights of the Fueling Systems history are as follows:

•	1990s - Domestic manufacturer of submersible turbine pumping systems

•	2000 - Acquired Advanced Polymer Technology, Inc., a manufacturer of underground pipe for fueling applications, and EBW, Inc., a manufacturer and distributor of fueling hardware components

•	2006 - Acquired Healy Systems, Inc., a manufacturer of fueling nozzles and vapor recovery systems

•	2010 - Acquired PetroTechnik Limited, a United Kingdom distributor that designs and sources flexible and lightweight underground pipe

•	2012 - Acquired Flexing, Inc., a manufacturer of fueling equipment including stainless steel flexible hose connectors

•	2014 - Acquired majority interest, about 65%, in Wadcorpp India Private Limited, India, a distributor of fueling equipment

Fueling Systems products are sold in highly competitive markets. Fueling Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The Company's principal competitors in the petroleum equipment industry are Danaher Corporation and Dover Corporation.

2014 Fueling Systems research and development expenditures were primarily related to the following activities:

•	Pumping and containment systems for Diesel Exhaust Fluid (DEF) distribution

•	Overfill prevention valve to monitor filling of underground tanks

•	New probes and sensors for fuel management monitoring

•	Software enhancements to automatic tank gauges

•	Low permeation curb hoses and enhancements to curb hose product offering

Research and Development
The Company incurred research and development expense as follows:

(In millions)	2014	2013	2012
Research and development expense	$19.3	$16.8	$9.9

Expenses incurred were for activities related to the development of new products, improvement of existing products and manufacturing methods, and other applied research and development.

The Company owns a number of patents, trademarks, and licenses.  In the aggregate, these patents are of material importance to the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.

Raw Materials
The principal raw materials used in the manufacture of the Company’s products are coil and bar steel, stainless steel, copper wire, and aluminum ingot. Major components are electric motors, capacitors, motor protectors, forgings, gray iron castings, plastic resins, and bearings. Most of these raw materials are available from multiple sources in the United States and world markets. Generally, the Company believes that adequate alternative sources are available for the majority of its key raw material and purchased component needs; however, the Company is dependent on a single or limited number of suppliers for certain materials or components. Availability of fuel and energy is adequate to satisfy current and projected overall operations unless interrupted by government direction or allocation.

Employees
The Company employed approximately 4,900 persons at the end of 2014.

Major Customers
No single customer accounted for over 10 percent of net sales in 2014, 2013, or 2012. No single customer accounted for over 10 percent of gross accounts receivable in 2014 and 2013.

Backlog
The dollar amount of backlog by segment was as follows:

(In millions)	February 19, 2015	February 13, 2014
Water Systems	$50.6	$66.8
Fueling Systems	13.5	21.3
Consolidated	$64.1	$88.1

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2015.  The Company’s sales in the first quarter are generally less than its sales in other quarters due to generally less water well drilling and overall product sales during the winter months in the Northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

Environmental Matters
The Company believes that it is in compliance with all applicable federal, state, and local laws concerning the discharge of material into the environment, or otherwise relating to the protection of the environment. The Company has not experienced any material costs in connection with environmental compliance, and, subject to the disclosure in Item 3 - Legal Proceedings, does not believe that such compliance will have any material effect upon the financial position, results of operations, cash flows, or competitive position of the Company.

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

ITEM 1A. RISK FACTORS

The following describes the principal risks affecting the Company and its business.  Additional risks and uncertainties, not presently known to the Company, could negatively impact the Company’s results of operations or financial condition in the future.

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

The Company's products are sold to numerous distribution outlets based on market performance. The Company may, from time to time, change distribution outlets in certain markets based on market share and growth. These changes could adversely impact sales and operating results.

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

Additionally, the Company’s operations outside the United States could be negatively impacted by changes in treaties, agreements, policies, and laws implemented by the United States.

If the Company does not anticipate and effectively manage these risks, these factors may have a material adverse impact on its international operations or on the business as a whole.

Transferring operations of the Company to lower cost regions may not result in the intended cost benefits.  The Company is continuing its rationalization of manufacturing capacity between all existing manufacturing facilities and the manufacturing complexes in lower cost regions.  To implement this strategy, the Company must complete the transfer of assets and intellectual property between operations.  Each of these transfers involves the risk of disruption to the Company’s manufacturing capability, supply chain, and, ultimately, to the Company’s ability to service customers and generate revenues and profits and may include significant severance amounts.

The Company has significant investments in foreign entities and has significant sales and purchases in foreign denominated currencies creating exposure to foreign currency exchange rate fluctuations. The Company has significant investments outside the United States, including Europe, South Africa, Brazil, Mexico, China, and Turkey.  Further, the Company has sales and makes purchases of raw materials and finished goods in foreign denominated currencies.  Accordingly, the Company has exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar.  Foreign currency exchange rate risk is partially mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of inter-company balances, limited use of foreign currency denominated debt, and application of derivative instruments when appropriate. To the extent that these mitigating strategies are not successful, foreign currency rate fluctuations can have a material adverse impact on the Company's international operations or on the business as a whole.

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

The growth of municipal water systems and increased government restrictions on groundwater pumping could reduce demand for private water wells and the Company’s products, thereby reducing revenues and earnings.  Demand for certain Company products is affected by rural communities shifting from private and individual water well systems to city or municipal water systems. Many economic and other factors outside the Company’s control, including Federal and State regulations on water quality, and tax credits and incentives, could adversely impact the demand for private and individual water wells. A decline in private and individual water well systems in the United States or other economies in the international markets the Company serves could reduce demand for the Company’s products and adversely impact sales, gross margins, and operating results.

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

Changes in tax legislation regarding our foreign earnings could materially affect our future results. Since the Company operates in different countries and is subject to taxation in different jurisdictions, the Company’s future effective tax rates could be impacted by changes in such countries’ tax laws or their interpretations.  Both domestic and international tax laws are subject to change as a result of changes in fiscal policy, legislation, evolution of regulation and court rulings.  The application of these tax laws and related regulations is subject to legal and factual interpretation, judgment, and uncertainty.  Changes to the U.S. international tax laws could limit U.S. deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit and “check-the-box” rules.  The Company cannot predict whether any proposed changes in U.S. tax laws will be enacted into law or what, if any, changes may be made to any such proposals prior to their being enacted into law.  If the U.S. tax laws change in a manner that increases the Company’s tax obligation, it could have a material adverse impact on the Company’s results of operations and financial condition.

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
The Company's results may be adversely affected by global macroeconomic supply and demand conditions related to the energy and mining industries.  The energy and mining industries are users of the Company's products, including the coal, iron ore, gold, copper, oil, and natural gas industries. Decisions to purchase the Company's products are dependent upon the performance of the industries in which our customers operate. If demand or output in these industries increases, the demand for our products will generally increase. Likewise, if demand or output in these industries declines, the demand for our products will generally decrease. The energy and mining industries' demand and output are impacted by the prices of commodities in these industries which are frequently volatile and change in response to general economic conditions, economic growth, commodity inventories, and any disruptions in production or distribution. Changes in these conditions could adversely impact sales, gross margin, and operating results.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Franklin Electric serves customers worldwide with manufacturing and distribution facilities located in over 15 countries. These facilities house innovative solutions for the Water and Fueling system segments in markets around the globe which serve residential, commercial, agricultural, industrial, and municipal needs. The Global Headquarters is located in Fort Wayne, Indiana, United States and houses sales, marketing, and administrative offices along with a state of the art research and engineering facility.

Water Systems Segment
Over 25 facilities are currently home to Franklin Electric Water System operations. The most significant manufacturing and distribution operations are based in Brazil, China, Europe, Mexico, South Africa, Turkey, and the United States.

Fueling Systems Segment
Over 5 facilities are currently home to Franklin Electric Fueling System operations. The most significant manufacturing and distribution operations are based in China, Europe, and the United States.

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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. On July 16, 2014, CARB appealed and filed its brief in support of the appeal. The Company filed its response brief on December 23, 2014 and CARB filed its Reply brief on February 2, 2015. The case is now with the California Court of Appeals to either make a ruling on those briefs or schedule an oral argument.

Neither of these suits has had any effect on CARB's certification of the Company's EVR System or any other products of the Company or its subsidiaries, and did not interfere with continuing sales.  CARB has never decertified the Company's EVR System and has never proposed to do so.

ITEM 4. MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of January 3, 2015, are as follows:

Name	Age	Position Held	Period Holding Position
Gregg C. Sengstack	56	President and Chief Executive Officer	2014 - present
		President and Chief Operating Officer	2011 - 2014
		Senior Vice President and President, Fueling and International Water Group	2005 - 2011
Robert J. Stone	50	Senior Vice President and President, International Water Systems	2012 - present
		Senior Vice President and President, Americas Water Systems Group	2007 - 2012
Daniel J. Crose	67	Vice President, Global Water Product Supply	2011 - present
		Vice President, Water Supply	2010 - 2011
		Vice President and Director, North American Operations	2003 - 2010
DeLancey W. Davis	49	Vice President and President, North America Water Systems	2012 - present
		Vice President and President, US/Canada Business Unit	2011 - 2012
		Vice President and President, US/Canada Commercial Business Unit	2010 - 2011
		Vice President and Director of Americas Water Systems	2008 - 2010
Donald P. Kenney	54	Vice President and President, Energy Systems	2014 - present
		President, Energy Systems	2013 - 2014
		President, Fueling Systems	1991 - 2013
John J. Haines	51	Vice President, Chief Financial Officer, and Secretary	2008 - present
Steven W. Aikman	55	Vice President, Global Water Systems Engineering	2010 - present
		Chief Engineer – Fuel Handling Products, Delphi Corporation, a global supplier for the automotive, computing, communications, energy, and consumer accessories markets	2003 - 2010
Thomas J. Strupp	61	Vice President, Global Human Resources	2010 - present
		Vice President and President, Consumer and Specialty Markets Business Unit	2009 - 2010

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of shareowners of record as of February 19, 2015 was 801. The Company's stock is traded on the NASDAQ Global Select Market under the symbol FELE.

Dividends paid and the price range per common share as quoted by the NASDAQ Global Select Market for 2014 and 2013 were as follows:

	Dividends per Share		Price per Share
	2014	2013	2014		2013
			Low	High	Low	High
1st Quarter	$.0775	$.0725	$37.76	$45.42	$31.02	$34.14
2nd Quarter	.0900	.0775	37.20	43.58	29.95	35.48
3rd Quarter	.0900	.0775	35.17	40.91	34.83	39.46
4th Quarter	.0900	.0775	33.93	39.95	37.21	45.62

Issuer Purchases of Equity Securities
In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. The Company repurchased 40,400 shares for approximately $1.4 million under this plan during the fourth quarter of 2014. The maximum number of shares that may still be purchased under this plan as of January 3, 2015 is 869,693.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Repurchased
September 28 - November 1	20,900	$34.41	20,900	889,193
November 2 - November 29	1,100	36.00	1,100	888,093
November 30 - January 3	18,400	35.64	18,400	869,693
Total	40,400	$35.01	40,400	869,693

Stock Performance Graph
The following graph compares the Company's cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Guggenheim S&P Global Water Index and the Russell 2000 Index.

Hypothetical $100 invested on January 2, 2010 (fiscal year-end 2009) in Franklin Electric common stock (FELE), Guggenheim S&P Global Water Index, and Russell 2000 Index, assuming reinvestment of dividends:

	YE 2009	2010	2011	2012	2013	2014
FELE	$100	$136	$154	$219	$315	$267
Guggenheim S&P Global Water	100	113	102	121	150	155
Russell 2000	100	127	122	141	196	206

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements. The information set forth below is not necessarily indicative of future operations.

Five Year Financial Summary

(In thousands, except per share amounts and ratios)	2014	2013	2012	2011	2010
	(a)		(b)	(c)	(d)
Operations:
Net sales	$1,047,777	$965,462	$891,345	$821,077	$713,792
Gross profit	344,410	331,514	301,664	272,305	230,197
Interest expense	10,735	10,597	10,208	10,502	9,692
Income tax expense	18,851	28,851	32,250	23,412	15,057
Net income attributable to Franklin Electric Co., Inc.	69,806	81,958	82,864	63,099	38,914
Depreciation and amortization	37,210	31,356	28,335	25,295	24,040
Capital expenditures	42,396	67,206	42,062	21,144	12,776
Balance sheet:
Working capital (e)	$268,434	$333,880	$283,278	$276,386	$269,793
Property, plant, and equipment, net	209,786	208,596	171,975	146,409	143,076
Total assets	1,075,887	1,051,873	976,379	829,530	788,559
Long-term debt	143,695	174,166	150,729	150,000	151,245
Shareowners’ equity	596,840	595,707	514,706	448,135	426,494
Other data:
Net income attributable to Franklin Electric Co., Inc., to sales	6.7%	8.5%	9.3%	7.7%	5.5%
Net income attributable to Franklin Electric Co., Inc., to average total assets	6.6%	8.1%	9.2%	7.8%	5.1%
Current ratio (f)	2.3	3.4	2.9	3.2	3.5
Number of common shares outstanding	47,594	47,715	47,132	46,677	46,514
Per share:
Market price range
High	$45.42	$45.62	$30.98	$26.09	$20.90
Low	$33.93	$29.95	$22.77	$16.41	$12.47
Net income attributable to Franklin Electric Co., Inc., per weighted average common share	$1.43	$1.70	$1.76	$1.36	$0.84
Net income attributable to Franklin Electric Co., Inc., per weighted average common share, assuming dilution	$1.41	$1.68	$1.73	$1.33	$0.83
Book value (g)	$12.38	$12.38	$10.78	$9.45	$9.07
Dividends per common share	$0.3475	$0.3050	$0.2850	$0.2675	$0.2575

(a)
Includes the results of operations of the Company's 100% wholly owned subsidiary, Bombas Leao S.A., since its acquisition in the second quarter of 2014, and 90% of the Company's owned subsidiary, Impo Motor Pompa Sanayi ve Ticaret A.S., since the Company's acquisition of an additional 10% in the second quarter of 2014.

(b)
Includes the results of operations of the Company's 70.5% owned subsidiary, Pioneer Pump Holdings, Inc., since the Company's acquisition of an additional 39.5% in the first quarter of 2012, 100% of the wholly owned subsidiary, Cerus Industrial Corporation, since its acquisition in the third quarter of 2012, and 100% of the wholly owned subsidiary, Flex-ing, Incorporated, since the Company's acquisition in the fourth quarter of 2012.

(c)
Includes the results of operations of the Company's 80% owned subsidiary, Impo Motor Pompa Sanayi ve Ticaret A.S., since its acquisition in the second quarter of 2011, and 100% of the wholly owned subsidiary, Vertical S.p.A., since the Company's acquisition of the remaining 25% in the fourth quarter of 2011.

(d)	Includes the results of operations of the Company’s wholly owned subsidiary, PetroTechnik Limited, since its acquisition in the third quarter of 2010.

(e)	Working capital = Current assets minus current liabilities.

(f)	Current ratio = Current assets divided by current liabilities.

(g)	Book value = Shareowners’ equity divided by weighted average common shares, assuming full dilution.

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 vs. 2013

OVERVIEW

Sales in 2014 increased from the prior year.  Net sales in 2014 were $1,047.8 million, an increase of about 9 percent compared to 2013 sales of $965.5 million. The sales increase was primarily from sales volume and price increases, as well as the Company's acquisitions. Sales increases were partially offset by the impact of foreign currency translation as the US dollar strengthened against certain foreign currencies. The Company's consolidated gross profit was $344.4 million for 2014, an increase of $12.9 million or about 4 percent from 2013. The gross profit as a percent of net sales decreased 140 basis points to 32.9 percent in 2014 from 34.3 percent in 2013. The gross profit margin change was due primarily to a sales revenue mix shift in the Water Systems. For 2014, diluted earnings per share were $1.41, a decrease of 16 percent compared to 2013 diluted earnings per share of $1.68. Adjusted earnings per share were $1.76, an increase of 2 percent versus the $1.72 adjusted earnings per share in 2013 (see the table below for a reconciliation of the GAAP EPS to the adjusted EPS).

RESULTS OF OPERATIONS

Net Sales
Net sales in 2014 were $1,047.8 million, an increase of $82.3 million or about 9 percent compared to 2013 sales of $965.5 million.  The incremental impact of sales from acquired businesses was $23.5 million or about 2 percent.  Sales revenue decreased by $24.1 million or about 2 percent in 2014 due to foreign currency translation. The sales change in 2014, excluding acquisitions and foreign currency translation, was an increase of $82.9 million or about 9 percent.

	Net Sales
(In millions)	2014	2013	2014 v 2013
Water Systems	$824.6	$766.4	$58.2
Fueling Systems	223.2	199.1	24.1
Consolidated	$1,047.8	$965.5	$82.3

Net Sales-Water Systems
Water Systems sales were $824.6 million in 2014, an increase of $58.2 million or 8 percent versus 2013. The incremental impact of sales from acquired businesses was $23.4 million or about 3 percent.  Foreign currency translation rate changes decreased sales $24.8 million, or about 3 percent, compared to sales in 2013. The sales change in 2014, excluding acquisitions and foreign currency translation, was an increase of $59.6 million or about 8 percent.

Water Systems sales in the U.S. and Canada were 39 percent of consolidated sales and grew by about 5 percent compared to 2013. Foreign currency translation rate changes decreased sales by about 1 percent compared to sales in 2013. The sales change in 2014, excluding acquisitions and foreign currency translation, was an increase of $23 million or about 6 percent. Leading the Company's growth in the U.S. and Canada were sales of Pioneer branded mobile pumping equipment which increased by about 70 percent in 2014 compared to the prior year. Sales of surface water pumping equipment grew by 8 percent in the year. These sales increases in the U.S and Canada were partially offset by lower sales of groundwater pumping equipment which declined about 10 percent in 2014 due, in part, to weaker demand in the agriculture sector as a result of less favorable weather and to a lesser extent, distributor changes the Company made in its primary groundwater distribution channel.

Water Systems sales in Latin America were about 14 percent of consolidated sales for 2014 and grew by about 18 percent compared to the prior year. Acquisition related sales during 2014 were about $17 million or about 14 percent. Foreign currency translation rate changes decreased sales $8 million, or about 7 percent, compared to sales in 2013. Excluding acquisition and foreign currency translation, sales in Latin America grew by about 10 percent during 2014. The 2014 year-on-year sales increase in Brazil, in local currency, was 15 percent. The sales growth in Brazil is a result of increasing demand for Franklin submersible pumps and motors, customer acceptance of the many product line upgrades that have been implemented over the past two years, and general market conditions. New distribution outlets in Chile and Colombia contributed to significantly increased sales in these markets compared to 2013. These sales increases were partially offset with lower sales in Argentina.

Water Systems sales in the Middle East and Africa were about 11 percent of consolidated sales and increased by about 2 percent compared to 2013. Water Systems sales in the Middle East and Africa were reduced by $11.3 million or about 10 percent in the year due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, sales were up about 11 percent compared to 2013. The growth was driven by strong sales of groundwater pumping equipment in Turkey.

Water Systems sales in Europe were about 8 percent of consolidated sales and grew by about 11 percent compared to the prior year. Acquisition related sales during 2014 were about 2 percent in Europe. Foreign currency translation rate changes decreased sales by about 1 percent compared to sales in 2013. Excluding acquisitions and foreign currency translation, European sales grew by about 10 percent during 2014. Sales improvements in Europe included growth in both groundwater pumping equipment and Pioneer products.

Water Systems sales in the Asia Pacific region were 7 percent of consolidated sales and grew by about 11 percent compared to the prior year. Acquisition related sales during 2014 increased sales by about 7 percent in Asia Pacific. Foreign currency translation rate changes decreased sales in 2014 in the Asia Pacific region by about 2 percent. Excluding acquisitions and foreign currency translation sales grew by about 7 percent during 2014. Sales in Australia grew by about 28 percent led by improved Pioneer product sales in the region and aided in part by the launch of the new solar powered water well pumping system. Sales in Taiwan and Southeast Asia grew by about 5 percent compared to the prior year, as the Company continues to benefit from the improved customer service levels attributable to a new distribution center in Singapore. These sales increases were partially offset by smaller declines in sales in Japan and China.

Net Sales-Fueling Systems
Fueling Systems sales which represented 21 percent of consolidated sales were $223.2 million in 2014, an increase of $24.1 million or about 12 percent versus 2013. The incremental impact of sales from acquired businesses was $0.1 million.  Foreign currency translation rate changes increased sales $0.7 million compared to sales in 2013. The sales change in 2014, excluding acquisitions and foreign currency translation, was an increase of $23.3 million or about 12 percent.

This growth was led by sales increases in developing markets, which grew by 15 percent compared to the prior year, as customers outside North America continue to invest in the Company’s pressure pumping systems for transferring gasoline from underground tanks. As well, adoption of the Company’s electronic fuel management products is increasing among international customers. Fueling Systems sales in more developed markets; like the U.S., Canada and Europe grew by about 11 percent compared to prior year.

Cost of Sales
Cost of sales as a percent of net sales for 2014 and 2013 was 67.1 percent and 65.7 percent, respectively. Correspondingly, the gross profit margin decreased to 32.9 percent from 34.3 percent, a 140 basis point decline. The gross profit margin change was due primarily to a sales revenue mix shift in the Water Systems segment, as groundwater pumping system sales have declined and surface pumping equipment system sales have increased, contributing significantly to lower gross profit margins in 2014. Direct materials as a percentage of sales was 46.4 percent up 200 basis points compared to 44.4 percent last year.   This increase in direct materials was partially offset by lower labor and burden costs.  The Company's consolidated gross profit was $344.4 million for 2014, up $12.9 million or 4 percent from 2013.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $227.7 million in 2014 and increased by $23.7 million or about 12 percent in 2014 compared to last year. In 2014, increases in SG&A attributable to acquisitions were about $6 million or about 3 percent. Additional year over year changes in SG&A costs were increases in marketing and selling-related expenses attributable to sales volume and higher research, development, and engineering expenses.

Restructuring Expenses
Restructuring expenses for 2014 were $16.6 million and reduced diluted earnings per share by approximately $0.24. Restructuring expenses in 2014 included severance costs, equipment relocation expenses, asset write-downs and primarily related to the closure of the Wittlich, Germany facility and other European manufacturing realignment activities. There were $3.7 million of restructuring expenses in 2013.

Operating Income
Operating income was $100.1 million in 2014, down $23.7 million from $123.8 million in 2013.

	Operating income (loss)
(In millions)	2014	2013	2014 v 2013
Water Systems	$103.9	$131.3	$(27.4)
Fueling Systems	49.7	42.6	7.1
Other	(53.5)	(50.1)	(3.4)
Consolidated	$100.1	$123.8	$(23.7)

There were specific items in 2014 and 2013 that impacted operating income that were not operational in nature.

In 2014 they were as follows:

•
There were $16.6 million of restructuring charges. Restructuring expenses in 2014 were $14.7 million in severance cost, $1.7 million expenses related to equipment transfers, freight and other relocation costs and $0.2 million in asset write-offs primarily related to the transfer of production activities from Germany to the Czech Republic and other continued manufacturing realignments.

•	$3.2 million in other miscellaneous costs related to closed and pending acquisitions and $0.2 million in legal fees incurred by Franklin Fueling Systems.

•	$2.5 million related to executive transition.

•	$1.8 million of software write-offs.

In 2013 they were as follows:

•
There were $3.7 million of restructuring charges. Restructuring expenses were $1.5 million in other miscellaneous manufacturing realignment activities, severance expenses of $1.1 million, and $1.1 million related to relocation to the new corporate headquarters and engineering center in Fort Wayne, Indiana.

•
A net $1.0 million of benefit from the $1.6 million reversal of a reserve for legal claims established in prior years that was favorably resolved in the third quarter of 2013, offset by $0.6 million of legal fees incurred by Franklin Fueling Systems.

•	$0.9 million in other miscellaneous costs related to pending acquisitions.

The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of operating income after non-GAAP adjustments and percent operating income to net sales after non-GAAP adjustments to net sales (operating income margin after non-GAAP adjustments).  The Company believes this information helps investors and management understand underlying trends in the Company's business more easily. The Company believes presenting these matters in this way gives our investors and management a more accurate picture of the actual operational performance of the Company. The non-GAAP adjustments are for restructuring expenses, reported separately on the income statement, as well as certain legal matters and acquisition related items which are included in SGA on the income statement.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the Full Year of 2014
	Water	Fueling	Other	Consolidated
Reported Operating Income	$103.9	$49.7	$(53.5)	$100.1
% Operating Income To Net Sales	12.6%	22.3%		9.6%

Non-GAAP Adjustments:
Restructuring	$16.1	$0.5	$—	$16.6
Non-GAAP Expenses	$3.7	$1.5	$2.5	$7.7
Operating Income after Non-GAAP Adjustments	$123.7	$51.7	$(51.0)	$124.4
% Operating Income to Net Sales after Non-GAAP adjustments (Operating Income Margin after Non-GAAP Adjustments)	15.0%	23.2%		11.9%

	For the Full Year of 2013
	Water	Fueling	Other	Consolidated
Reported Operating Income	$131.3	$42.6	$(50.1)	$123.8
% Operating Income To Net Sales	17.1%	21.4%		12.8%

Non-GAAP Adjustments:
Restructuring	$3.2	$0.5	$—	$3.7
Non-GAAP Expenses	$0.7	$(0.8)	$—	$(0.1)
Operating Income after Non-GAAP Adjustments	$135.2	$42.3	$(50.1)	$127.4
% Operating Income to Net Sales after Non-GAAP adjustments (Operating Income Margin after Non-GAAP Adjustments)	17.6%	21.2%		13.2%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $123.7 million in 2014, a decrease of 9 percent versus 2013. The 2014 operating income margin after non-GAAP adjustments was 15.0 percent and decreased by 260 basis points compared to the 17.6 percent of net sales in 2013. The change in profitability was primarily the result of higher global raw material costs, higher marketing and selling costs in the U.S. and Canada commercial business, and the continued sales mix shift to surface pumping equipment away from groundwater pumping equipment. Contributing to both the sales mix shift to surface pumping equipment and the higher material costs, Pioneer branded mobile pumping equipment sales have had a surge in demand during the year and the Company has temporarily outsourced certain operations to meet the increased demand.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $51.7 million in 2014 compared to $42.3 million after non-GAAP adjustments in 2013, an increase of 22 percent. The 2014 operating income margin after non-GAAP adjustments was 23.2 percent and increased by 200 basis points compared to the 21.2 percent of net sales in 2013. This increased profitability was primarily due to fixed costs leverage on higher sales.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due to $2.5 million of cost included in non-GAAP adjustments related to executive transition.

Interest Expense
Interest expense for 2014 and 2013 was $10.7 million and $10.6 million, respectively.

Other Income or Expense
Other income or expense was a gain of $1.3 million in 2014. Included in other income or expense in 2014 was interest income of $2.0 million, primarily derived from the investment of cash balances in short-term securities. Other income or expense was a gain of $1.7 million in 2013. Included in other income or expense in 2013 was interest income of $1.8 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for 2014 of $1.0 million, primarily due to the Canadian dollar, Australian dollar, Turkish lira, and South African rand relative to the U.S. dollar, none of which individually were significant.  Foreign currency-based transactions produced a loss for 2013 of $3.3 million, primarily due to the Turkish lira, the euro, South African rand, Brazilian real and Canadian dollar relative to the U.S. dollar, none of which individually were significant.

Income Taxes
The provision for income taxes in 2014 and 2013 was $18.9 million and $28.9 million, respectively. The tax rate for 2014 was 21.0 percent and 2013 was 25.9 percent. The tax rate declined in 2014 from the tax rate for 2013 primarily due to a reversal of deferred tax liabilities associated with earnings of certain foreign subsidiaries which have been realigned within the Company’s organization. The realignment of certain foreign entities results in their unremitted earnings being indefinitely reinvested. The effective tax rate differs from the statutory rate primarily due to the indefinite reinvestment of foreign earnings taxed at rates below the U.S. statutory rate as well as recognition of foreign tax credits. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit.

Net Income
Net income for 2014 was $70.9 million compared to 2013 net income of $82.7 million.  Net income attributable to Franklin Electric Co., Inc. for 2014 was $69.8 million, or $1.41 per diluted share, compared to 2013 net income attributable to Franklin Electric Co., Inc. of $82.0 million or $1.68 per diluted share. Net income attributable to Franklin Electric Co., Inc. after Non-GAAP adjustments for 2014 was $84.3 million, or $1.76 per diluted share, compared to 2013 net income attributable to Franklin Electric Co., Inc. after Non-GAAP adjustments of $82.9 million or $1.72 per diluted share.

There were specific items in 2014 and 2013 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature. The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of net income attributable to Franklin Electric Co., Inc. and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the Full Year
(in millions)	2014	2013	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$69.8	$82.0	(15)%
Allocated Undistributed Earnings	$(1.6)	$(1.2)
Adjusted Earnings for EPS Calculations	$68.2	$80.8	(16)%
Non-GAAP adjustments (before tax):
Restructuring	$16.6	$3.7
Non-GAAP items	$7.7	$(0.1)
Non-GAAP adjustments, net of tax:
Restructuring	$11.4	$2.2
Non-GAAP items	$4.7	$(0.1)
Net Income attributable to Franklin Electric Co., Inc. after Non-GAAP Adjustments (Adjusted Net Income)	$84.3	$82.9	2%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Full Year
(in millions except per-share data)	2014	2013	Change
Average Fully Diluted Shares Outstanding	$48.2	$48.1	—%

Fully Diluted Earnings Per Share ("EPS") Reported	$1.41	$1.68	(16)%

Restructuring Per Share, net of tax	$0.24	$0.05
Non-GAAP items, net of tax	$0.11	$(0.01)

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$1.76	$1.72	2%

2013 vs. 2012

OVERVIEW

Sales in 2013 increased from the prior year. Net sales in 2013 were $965.5 million, an increase of about 8 percent compared to 2012 sales of $891.3 million. The sales increase was primarily from sales volume and price increases, as well the Company's acquisitions. Sales increases were partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $331.5 million for 2013, an increase of $29.8 million or about 10 percent from 2012. The gross profit as a percent of increased 50 basis points to 34.3 percent in 2013 from 33.8 percent in 2012. The gross profit margin improvement was due to leveraging fixed costs on higher sales, lower labor and burden costs, partially offset by higher other variable costs; primarily freight and obsolescence.  Direct materials as a percentage of sales was unchanged compared to last year. For 2013, diluted earnings per share were $1.68, a decrease of 3 percent compared to 2012 diluted earnings per share of $1.73. Adjusted earnings per share were $1.72, an increase of 10 percent versus the $1.57 adjusted earnings per share in 2012 (see the table below for a reconciliation of the GAAP EPS to the adjusted EPS). The Company completed a 2-for-1 stock split on March 18, 2013 and all EPS amounts are presented on a post-split basis.

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

Water Systems sales in the U.S. and Canada were 40 percent of consolidated sales and grew by about 11 percent compared to 2012. Acquisition related sales during 2013 were about $17.2 million. Foreign currency translation rate changes decreased sales $0.9 million compared to sales in 2012. The sales change in 2013, excluding acquisitions and foreign currency translation, was an increase of $22.3 million or about 6 percent. There were three primary drivers for the sales growth in the U.S. and Canada; dewatering equipment, groundwater pumps and drives and controls.

Water Systems sales in Latin America were about 13 percent of consolidated sales for 2013 and grew by about 4 percent compared to the prior year. Foreign currency translation rate changes decreased sales $6.3 million, or about 5 percent, compared to sales in 2012. Excluding foreign currency translation, sales in Latin America grew by about 9 percent during 2013. Most of the sales growth in Latin America occurred in Brazil, and most of the growth in Brazil came from continued growth in demand for the line of 4 inch groundwater pumps and motors that the company launched in Brazil two years ago. In total, sales in Brazil grew organically by 21 percent excluding foreign exchange. The new factory being built in Brazil to support additional growth, as well as quality and productivity improvements, is scheduled to open in second quarter 2014.

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

Water Systems sales in Europe were about 8 percent of consolidated sales and grew by about 6 percent compared to the prior year. Acquisition related sales during 2013 were about $1 million in Europe. Foreign currency translation rate changes had no impact on sales compared to sales in 2012. Excluding acquisitions and foreign currency translation, European sales grew by about 5 percent during 2013.

Water Systems sales in the Asia Pacific region were 6 percent of consolidated sales and grew by about 2 percent compared to the prior year. Acquisition related sales during 2013 increased sales by about 1 percent in Asia. Foreign currency translation rate changes decreased sales in 2013 in the Asia Pacific region by about 3 percent. Excluding acquisitions and foreign currency translation sales grew by about 4 percent during 2013. The year-on-year sales increased 22 percent in the Southeast Asia and China, with strong sales in Singapore, Thailand, Philippines and Indonesia. This growth more than offset a modest decline in sales in the more mature Asian markets including Japan, Korea, and Australia.

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

Fueling Systems revenue growth was primarily in developing regions where there is an ongoing need for investment in new filling station infrastructure to support the growing number of passenger vehicles on the road. Developing regions represented 30 percent of the Company’s Fueling Systems sales and grew by about 26 percent. Solid sales gains were achieved in fuel containment product lines across most developing regions and for fuel dispensing product lines in China. Fueling Systems sales in more developed markets; like the U.S., Canada and Europe grew by about 8 percent driven primarily by the Flexing acquisition and continuing demand growth for pressure pumping systems.

Cost of Sales
Cost of sales as a percent of net sales for 2013 and 2012 was 65.7 percent and 66.2 percent, respectively. Correspondingly, the gross profit margin increased to 34.3 percent from 33.8 percent, a 50 basis point improvement. The gross profit margin improvement was due to leveraging fixed costs on higher sales, lower labor and burden costs, partially offset by higher other variable costs; primarily freight and obsolescence.  Direct materials as a percentage of sales was unchanged compared to last year.  The Company's consolidated gross profit was $331.5 million for 2013, up $29.8 million from 2012.

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

The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of operating income after non-GAAP adjustments and percent operating income to net sales after non-GAAP adjustments to net sales (operating income margin after non-GAAP adjustments).  The Company believes this information helps investors understand underlying trends in the Company's business more easily. The non-GAAP adjustments are for restructuring expenses, reported separately on the income statement, as well as certain legal matters and acquisition related items which are included in SGA on the income statement.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

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

Included in other income in 2012 was a one-time gain on the Pioneer transaction worth $12.2 million. The gain on the original investment the Company held in Pioneer arose as a the result of a new enterprise valuation of the Pioneer entity compared to the book value of Franklin Electric's equity investment in Pioneer. Also included in other income in 2013 was income from equity investments of $0.6 million and interest income of $2.3 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for 2013 of $3.3 million, primarily due to the Turkish lira, the euro, South African rand, Brazilian real and Canadian dollar relative to the U.S. dollar, none of which individually were significant.  Foreign currency-based transactions produced a loss for 2012 of $1.7 million, primarily due to the Mexican peso, the euro, South African rand, Brazilian real and Czech koruna relative to the U.S. dollar, none of which individually were significant

Income Taxes
The provision for income taxes in 2013 and 2012 was $28.9 million and $32.2 million, respectively. The tax rate for 2013 was 25.9 percent and 2012 was 27.8 percent. The projected tax rate may differ from the statutory rate primarily due to the indefinite reinvestment of foreign earnings taxed at rates below the U.S. statutory rate as well as recognition of foreign tax credits. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit.

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

Earnings Before and After Non-GAAP Adjustments	For the Full Year
(in millions)	2013	2012	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$82.0	$82.9	(1)%
Allocated Undistributed Earnings	$(1.2)	$(0.6)
Adjusted Earnings for EPS Calculations	$80.8	$82.3	(2)%
Non-GAAP adjustments (before tax):
Restructuring	$3.7	$0.2
Legal matters	$(1.0)	$0.4
Acquisition related items	$0.9	$1.3
Gain on Pioneer Investment	$—	$(12.2)
Non-GAAP adjustments, net of tax:
Restructuring	$2.2	$0.1
Legal matters	$(0.6)	$0.3
Acquisition related items	$0.5	$0.9
Gain on Pioneer Investment	$—	$(8.9)
Net Income attributable to Franklin Electric Co., Inc. after Non-GAAP Adjustments (Adjusted Net Income)	$82.9	$74.7	11%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Full Year
(in millions except per-share data)	2013	2012	Change
Average Fully Diluted Shares Outstanding	48.1	47.7	1%

Fully Diluted Earnings Per Share ("EPS") Reported	$1.68	$1.73	(3)%

Restructuring Per Share, net of tax	$0.05	$—
Legal matters Per Share, net of tax	$(0.02)	$0.01
Acquisition related items Per Share, net of tax	$0.01	$0.02
Gain on Pioneer Investment Per Share, net of tax	$—	$(0.19)

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$1.72	$1.57	10%

CAPITAL RESOURCES AND LIQUIDITY

Overview
The Company's primary sources of liquidity are cash on hand, cash flows from operations and long-term debt funds available.
On December 31, 2012, the Company, Allen County, Indiana, and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project).” The aggregate principal amount of the Project Bonds issued and authenticated was limited to $25.0 million. Interest and principal balance of the Project Bonds are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10, 2033.
The Company also has an amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with $150.0 million of notes issued thereunder. The Company has scheduled principal payments beginning in 2015 under the Prudential Agreement, at which time it amortizes for 5 years at an amount of

$30.0 million per year. As of January 3, 2015, the Company had $50.0 million borrowing capacity under the Prudential Agreement.
In addition, the Company has a committed, unsecured, revolving credit agreement maturing on December 14, 2016 (the “Agreement”) in the amount of $150.0 million. As of January 3, 2015, the Company had $144.9 million borrowing capacity under the Agreement as $5.1 million in letters of commercial and standby letters of credit were outstanding and undrawn. There were no other outstanding borrowings as of January 3, 2015 on the Agreement.
The Agreement, the Prudential Agreement, and the Project Bonds contain customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws, and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales, and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Agreement, the Prudential Agreement, and the Project Bonds, but only if the Company is defaulting on an obligation exceeding $10.0 million. As of January 3, 2015, the Company was in compliance with all covenants. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
At January 3, 2015, the Company had $59.1 million of cash on hand at various locations worldwide. Approximately 16 percent of the cash on hand was in the U.S. and readily accessible. Approximately 45 percent was in Europe, and the remaining 39 percent was in South America, Asia Pacific, and other locations combined. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Cash investments worldwide are invested according to a written policy, and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority.
Operating Activities
Net cash provided by operating activities was $47.3 million for 2014 compared to $98.3 million for 2013 and $70.2 million in 2012. The reduction in cash provided from operations in 2014 was primarily due to an increased use of cash for inventory and receivables compared to 2013. Outstanding inventory balances were elevated at 2014 year-end, primarily due to anticipated demand increases for products, various new product launches, and higher than normal seasonal inventory build. Receivable balances were elevated due to higher sales, especially in some emerging markets, along with extended credit terms in certain markets. Cash from operations increased in 2013 compared to 2012, primarily due to 2012 earnings excluding the one-time non-cash gain on the PPH equity investment and a proportionally smaller increase in working capital. Operationally, the Company generally experiences a higher working capital investment in the second and third quarters of each year as a result of stronger seasonal activity in the building, agricultural, and other industries in the Northern Hemisphere. To the extent the Company potentially grows further in the Southern Hemisphere, this historical pattern may moderate.
Investing Activities
Net cash used in investing activities was $77.7 million in 2014 compared to $76.5 million in 2013 and $101.6 million in 2012. During 2014, the Company completed the acquisitions of Bombas Leao S.A. (“Bombas Leao”), with cash on hand and short-term borrowings repaid within the year, and two entities in India, with cash on hand. Capital spending in 2014 was down approximately $32.0 million from 2013. Additions to property, plant, and equipment in 2013 were primarily attributed to the new 110,000 square foot Global Corporate Headquarters and Engineering Center and the new manufacturing facility in Brazil. During 2012, the Company completed the acquisitions of Flex-ing, Inc. ("Flex-ing"), with cash on hand, Cerus Industrial Corporation ("Cerus"), with cash on hand and short-term borrowings paid back within the period, and increased its ownership percentage in Pioneer Pump Holdings, Inc. ("PPH"), with cash on hand. Acquisition-related activity totaled approximately $64.3 million, in 2012 net of cash acquired, compared to $3.6 million in 2013. The Company's rationale and strategy for potential future acquisitions that impact cash flows from investing activities includes an emphasis on increasing global distribution and complementary product lines that can be effectively marketed through existing global distribution.
Financing Activities
Net cash flows from financing activities were a use of cash of $44.3 million in 2014 compared to cash provided of $11.1 million in 2013 and a use of cash of $19.3 million in 2012. During 2014, the Company had increased debt repayments compared to 2013, primarily related to the Project Bonds and Revolver borrowings. In addition, stock option exercises were down in 2014, which resulted in the receipt of only $2.9 million of cash for the payment of exercise price compared to $14.1 million in 2013. During 2014, the Company completed the repurchase of 243,020 shares of the Company’s common stock for $9.0 million pursuant to the Company’s stock repurchase program. Dividends in the amount of $17.4 million were paid to shareholders. During 2013, the Company received $25.0 million in proceeds from the Project Bonds and paid contingent consideration of $5.6 million to Impo. In addition to the Project Bonds, the Company refinanced the Impo debt for $14.2 million and borrowed from and repaid on the Revolver $17.0 million. In addition, the Company completed the repurchase of 88,200 shares of the Company's common stock for $2.8 million pursuant to the Company's stock repurchase program, and received $9.6 million from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards. Dividends in the amount of $15.3 million were paid to shareholders. During 2012, the Company completed the repurchase of 400,000 shares of the Company's common stock for $10.0 million pursuant to the Company's stock repurchase program. Dividends in the amount of $13.8 million were paid to shareholders. At least annually the dividend policy is reviewed, and the Company attempts to purchase shares annually to offset dilution of equity awards, but market conditions may prompt a perceived more efficient alternate use of cash. The Company in recent history has not looked to the public capital markets for financing, and under current circumstances the Company does not foresee a need to do so in the near future.

AGGREGATE CONTRACTUAL OBLIGATIONS
The majority of the Company’s contractual obligations to third parties relate to debt obligations. In addition, the Company has certain contractual obligations for future lease payments, contingency payments, and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)					More than
	Total	2015	2016-2017	2018-2019	5 years
Debt	$177.2	$33.8	$62.2	$62.4	$18.8
Debt interest	31.0	9.0	12.0	4.9	5.1
Capital leases	0.6	0.3	0.2	0.1	—
Operating leases	11.3	4.8	5.1	1.0	0.4
Purchase obligations	6.3	6.3	—	—	—
Pioneer additional share purchase	22.9	22.9	—	—	—
	$249.3	$77.1	$79.5	$68.4	$24.3

The calculated interest was primarily based on the fixed rate of 5.79 percent for the Company’s $150.0 million long-term insurance company debt and the fixed rate of 3.60 percent for the Company's $25.0 million Project Bonds.

Purchase obligations include commitments primarily for the purchase of raw materials to be used in production.

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in estimated future payments of $10.3 million in 2015.  The Company also has unrecognized tax benefits, none of which are included in the table above.  The unrecognized tax benefits of approximately $4.4 million have been recorded as liabilities and the Company is uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $2.5 million.

ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the new ASU. The Company is still in the process of analyzing the effect of this new standard to determine the impact on the Company's consolidated financial position, results of operations, and cash flows.

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

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  Management evaluates its estimates on an on-going basis.  Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There were no material changes to estimates in 2014.

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

Inventory Valuation
The Company uses certain estimates and judgments to value inventory. Inventory is recorded at the lower of cost or market. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage, management’s evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts, carrying values are adjusted.  The carrying value is reduced regularly to reflect the age and current anticipated product demand. If actual demand differs from the estimates, additional reductions would be necessary in the period such determination is made.  Excess and obsolete inventory is periodically disposed of through sale to third parties, scrapping, or other means.

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

Redeemable Noncontrolling Interest
The Company held three redeemable noncontrolling interests during 2014. The noncontrolling interests were recorded at fair value as of the acquisition date. The noncontrolling interest holders have the option to require the Company to redeem their ownership interests in the future with cash. The redemption value will be derived using a specified formula based on an earnings multiple adjusted by the net debt position, subject to a redemption floor value at the time of redemption. An assessment to compare redemption value to carrying value is performed on a quarterly basis. In 2014, the redemption value for one of the redeemable noncontrolling interests exceeded the carrying value; therefore, $0.9 million of redemption value adjustments were made. In 2013, $0.2 million of redemption value adjustments were made. No adjustments were necessary for the fiscal year ended 2012. As a result, an adjustment to the earnings per share computation was necessary in 2014 and 2013.

Mandatory Share Purchase
The Company entered into a stock purchase agreement with the non controlling interest holders of Pioneer Pump Holdings, Inc. ("PPH") to begin the purchase of the remaining shares of PPH during the first quarter of 2015. The mandatory share purchase liability was recorded at fair value as of the acquisition date. The actual redemption value to be paid will be derived using a specified formula on a multiple of PPH's adjusted average earnings for 2013 and 2014 less net indebtedness. The mandatory share purchase liability remained at the initial carrying amount as of January 3, 2015. Redemption value assessments are performed on a quarterly basis and no adjustments were considered necessary during 2014.

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

In compliance with FASB ASC Topic 350, goodwill is not amortized. Goodwill is tested at the reporting unit level for impairment annually or more frequently as warranted by triggering events that indicate potential impairment.  Reporting units are operating segments or one level below, known as components, which can be aggregated for testing purposes.  The Company’s goodwill is allocated to the North America Water Systems, International Water, and Fueling Systems units, as components within the North America Water Systems and International Water reporting units can be aggregated.  As the Company’s business model evolves, management will continue to evaluate its reporting units and review the aggregation criteria.

In assessing the recoverability of goodwill, the Company determines the fair value of its reporting units by utilizing a combination of both the market value and income approaches. The market value approach compares the reporting units' current and projected financial results to entities of similar size and industry to determine the market value of the reporting unit. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends, as well as the effects of demand and competition. The Company may be required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units is below their associated carrying values. Goodwill included on the balance sheet as of the fiscal year ended 2014 was $208.8 million.

During the fourth quarter of 2014, the Company completed its annual impairment test of intangibles and determined the fair value of all reporting units were substantially in excess of the respective reporting unit’s carrying value.  Significant judgment is required to determine if an indication of impairment has taken place.  Factors to be considered include the following: adverse changes in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable declines in market data such as market capitalization.  A 10 percent decrease in the fair value estimates used in the impairment test would not have changed this determination.  The sensitivity analysis required the use of numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.  Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in changes to the aggregation assumptions and impairment determination.

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

Pension and Employee Benefit Obligations
With the assistance of the Company’s actuaries, the discount rates used to determine pension and post-retirement plan liabilities are calculated using a yield-curve approach. The yield-curve approach discounts each expected cash flow of the liability stream at an interest rate based on high quality corporate bonds. The present value of the discounted cash flows is summed and an equivalent weighted-average discount rate is calculated. Market conditions have caused the weighted-average discount rate to move from 4.75 percent last year to 3.95 percent this year for the pension plans and from 4.50 percent last year to 3.75 percent this year for the postretirement health and life insurance plan. A change in the discount rate selected by the Company of 25 basis points would result in no change to employee benefit expense and a change of about $5.3 million of liability. The Company consults with actuaries and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long-term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company has assumed an expected long-term rate of return on plan assets of 7.00 percent as of the fiscal year ended 2014.  A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.3 million of employee benefit expense. According to FASB ASC 715, Compensation - Retirement Benefits, settlement accounting is triggered when lump sum payouts from a defined benefit plan exceed the sum of service cost and interest cost for the year. During 2014, one of the Company’s domestic pension plans required settlement accounting as a payout to a participant exceeded these criteria. For the fiscal year ended January 3, 2015, the Company adopted the RP-2014 and MP-2014 mortality tables released by the Society of Actuaries during 2014. These tables provide assumptions for longer life expectancies for plan participants.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates, and commodity prices. Foreign currency exchange rate risk is mitigated through several means including maintenance of local production facilities in the markets served, invoicing of customers in the currency which the Company is billed for production inputs, prompt settlement of third party and inter-company balances, limited use of foreign currency denominated debt, maintaining minimal foreign currency denominated cash balances, and application of derivative instruments when appropriate.

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Agreement”), where interest rates are tied to the prime rate or London Interbank Offered Rates (LIBOR). The Company had zero borrowings at year-end 2014 under the Agreement.  The Company also has exposure to changes in interest rates in the form of the fair value of outstanding fixed rate debt fluctuating in response to changing interest rates. The Company does not, as a matter of policy, enter into derivative contracts for speculative purposes.

Portions of the Company's business are exposed to volatility in the prices of certain commodities, such as copper, nickel and aluminum, among others. The primary exposure to this volatility resides with the use of these materials in purchased component parts. We generally maintain long-term fixed price contracts on raw materials and component parts; however, the Company is prone to exposure as these contracts expire. The Company estimates that a hypothetical 10% adverse movement in prices for raw metal commodities would not be material to our financial position, results of operations, or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	2014	2013	2012

Net sales	$1,047,777	$965,462	$891,345
Cost of sales	703,367	633,948	589,681
Gross profit	344,410	331,514	301,664
Selling, general, and administrative expenses	227,711	204,014	188,486
Restructuring expense	16,611	3,719	221
Operating income	100,088	123,781	112,957
Interest expense	(10,735)	(10,597)	(10,208)
Other income, net	1,349	1,696	14,901
Foreign exchange expense	(999)	(3,331)	(1,662)
Income before income taxes	89,703	111,549	115,988
Income taxes	18,851	28,851	32,250
Net income	$70,852	$82,698	$83,738
Less: Net income attributable to noncontrolling interests	(1,046)	(740)	(874)
Net income attributable to Franklin Electric Co., Inc.	$69,806	$81,958	$82,864
Income per share:
Basic	$1.43	$1.70	$1.76
Diluted	$1.41	$1.68	$1.73
Dividends per common share	$0.3475	$0.3050	$0.2850
Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2014	2013	2012

Net income	$70,852	$82,698	$83,738
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(36,243)	(15,987)	1,835
Employee benefit plan activity:
Prior service cost arising during period	—	—	(819)
Net gain/(loss) arising during period	(30,395)	25,624	(17,665)
Amortization arising during period	4,385	4,568	2,567
Other comprehensive income/(loss)	$(62,253)	$14,205	$(14,082)
Income tax (expense)/benefit related to items of other comprehensive income/(loss)	8,593	(12,113)	6,200
Other comprehensive income/(loss), net of tax	$(53,660)	$2,092	$(7,882)
Comprehensive income	$17,192	$84,790	$75,856
Comprehensive income attributable to noncontrolling interest	570	415	874
Comprehensive income attributable to Franklin Electric Co., Inc.	$16,622	$84,375	$74,982

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$59,141	$134,553
Receivables, less allowances of $3,212 and $3,015, respectively	143,787	115,127
Inventories:
Raw material	88,961	71,909
Work-in-process	19,148	17,978
Finished goods	112,419	101,674
Total inventories	220,528	191,561
Deferred income taxes	8,364	10,072
Other current assets	37,719	21,041
Total current assets	469,539	472,354

Property, plant and equipment, at cost:
Land and buildings	127,782	121,154
Machinery and equipment	234,617	227,521
Furniture and fixtures	39,001	32,104
Other	20,539	26,844
Property, plant, and equipment, gross	421,939	407,623
Less: Allowance for depreciation	(212,153)	(199,027)
Property, plant, and equipment, net	209,786	208,596
Asset held for sale	2,405	1,750
Deferred income tax	3,899	2,969
Intangible assets, net	160,314	148,663
Goodwill	208,828	207,220
Other assets	21,116	10,321
Total assets	$1,075,887	$1,051,873

	2014	2013

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$70,806	$57,755
Deferred tax liability	637	1,227
Accrued expenses and other current liabilities	94,782	62,081
Income taxes	788	2,048
Current maturities of long-term debt and short-term borrowings	34,092	15,363
Total current liabilities	201,105	138,474
Long-term debt	143,695	174,166
Deferred income taxes	45,568	54,618
Employee benefit plans	58,709	41,685
Other long-term liabilities	21,407	39,543

Commitments and contingencies (see Note 19)	—	—

Redeemable noncontrolling interest	6,420	5,171

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (47,594 and 47,715, respectively)	4,759	4,771
Additional capital	207,446	194,810
Retained earnings	492,548	450,855
Accumulated other comprehensive loss	(107,913)	(54,729)
Total shareowners' equity	596,840	595,707
Noncontrolling interest	2,143	2,509
Total equity	598,983	598,216
Total liabilities and equity	$1,075,887	$1,051,873

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	2014	2013	2012

Cash flows from operating activities:
Net income	$70,852	$82,698	$83,738
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	37,210	31,356	28,335
Share-based compensation	7,471	4,875	6,253
Deferred income taxes	(2,415)	1,707	8,571
(Gain)/loss on disposals of plant and equipment	1,351	288	(216)
Gain on equity investment	—	—	(12,212)
Asset impairment	—	1,251	583
Foreign exchange expense	999	3,331	1,662
Excess tax from share-based payment arrangements	(2,463)	(5,153)	(5,246)
Changes in assets and liabilities, net of acquisitions:
Receivables	(29,064)	(16,729)	(9,603)
Inventory	(32,782)	(7,612)	(23,706)
Accounts payable and accrued expenses	22,852	2,126	5,330
Income taxes	(14,135)	7,009	(1,077)
Employee benefit plans	(6,834)	(7,586)	(5,877)
Other, net	(5,693)	713	(6,344)
Net cash flows from operating activities	47,349	98,274	70,191
Cash flows from investing activities:
Additions to property, plant, and equipment	(35,525)	(67,557)	(39,312)
Proceeds from sale of property, plant, and equipment	1,608	138	2,286
Cash paid for acquisitions, net of cash acquired	(35,599)	(3,513)	(64,359)
Cash paid for minority equity investment	(6,716)	(5,700)	—
Other, net	(1,490)	180	(255)
Net cash flows from investing activities	(77,722)	(76,452)	(101,640)
Cash flows from financing activities:
Proceeds from issuance of debt	98,394	70,299	71,988
Repayment of debt	(117,217)	(45,254)	(76,424)
Proceeds from issuance of common stock	2,929	14,068	15,432
Excess tax from share-based payment arrangements	2,463	5,153	5,246
Purchases of common stock	(10,610)	(12,364)	(21,689)
Dividends paid	(17,421)	(15,294)	(13,811)
Purchase of redeemable noncontrolling shares	(2,875)	—	—
Payment of contingent consideration liability	—	(5,555)	—
Net cash flows from financing activities	(44,337)	11,053	(19,258)
Effect of exchange rate changes on cash	(702)	(1,660)	708
Net change in cash and equivalents	(75,412)	31,215	(49,999)
Cash and equivalents at beginning of period	134,553	103,338	153,337
Cash and equivalents at end of period	$59,141	$134,553	$103,338

	2014	2013	2012
Cash paid for income taxes	$29,066	$19,062	$22,635
Cash paid for interest, net of capitalized interest of $392, $748, and $286, respectively	$10,850	$10,159	$11,491

Non-cash items:
Pioneer Pump Holdings, Inc. liability for mandatory share purchase	$—	$—	$22,924
Payable to seller of Impo Motor Pompa Sanayi ve Ticaret A.S.	$—	$—	$546
Payable to seller of Bombas Leao, S.A	$267	$—	$—
Additions to property, plant, and equipment, not yet paid	$1,030	$1,112	$3,265

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Balance as of year end 2011	46,676	$4,666	$144,609	$348,124	$(49,264)	$2,303	$5,407
Net income				82,864		446	428
Currency translation adjustment					1,835	275	(572)
Minimum pension liability adjustment, net of tax benefit of $6,200					(9,717)
Dividends on common stock ($0.2850/share)				(13,367)
Noncontrolling dividend						(444)
Common stock issued	1,162	116	15,374	(23)
Share-based compensation	114	12	6,247
Common stock repurchased or received for stock options exercised	(820)	(82)		(21,648)
Tax benefit of stock options exercised			4,660
Balance as of year end 2012	47,132	$4,712	$170,890	$395,950	$(57,146)	$2,580	$5,263
Net income				81,958		656	84
Currency translation adjustment					(15,662)	49	(374)
Minimum pension liability adjustment, net of tax ($12,113)					18,079
Adjustments to Impo redemption value				(198)			198
Dividends on common stock ($0.3050/share)				(14,518)
Noncontrolling dividend						(776)
Common stock issued	880	88	13,989	(9)
Share-based compensation	65	7	4,868
Common stock repurchased or received for stock options exercised	(362)	(36)		(12,328)
Tax benefit of stock options exercised			5,063
Balance as of year end 2013	47,715	$4,771	$194,810	$450,855	$(54,729)	$2,509	$5,171
Net income				69,806		654	392
Currency translation adjustment					(35,767)	(220)	(256)
Minimum pension liability adjustment, net of tax benefit of $8,593					(17,417)
Adjustments to Impo redemption value				(910)			910
Dividends on common stock ($0.3475/share)				(16,621)
Noncontrolling dividend						(800)

(In thousands)	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Acquisitions							3,078
Common stock issued	172	17	2,912
Purchase of redeemable noncontrolling shares							(2,875)
Share-based compensation	(9)	(1)	7,472
Common stock repurchased or received for stock options exercised	(284)	(28)		(10,582)
Tax benefit of stock options exercised			2,252
Balance as of year end 2014	47,594	$4,759	$207,446	$492,548	$(107,913)	$2,143	$6,420

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

Fiscal Year--The Company's fiscal year ends on the Saturday nearest December 31. The financial statements and accompanying notes are as of and for the years ended January 3, 2015 (53 weeks), December 28, 2013 (52 weeks), and December 29, 2012 (52 weeks), and referred to as 2014, 2013, and 2012, respectively.

Principles of Consolidation--The consolidated financial statements include the accounts of Franklin Electric Co., Inc. and its consolidated subsidiaries.  All intercompany transactions have been eliminated.

Business Combinations--The Company allocates the purchase price of its acquisitions to the assets acquired, liabilities assumed, and noncontrolling interests acquired based upon their respective fair values at the acquisition date. The Company utilizes management estimates and inputs from an independent third-party valuation firm to assist in determining these fair values. The excess of the acquisition price over these estimated fair values is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred.

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

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $19.3 million in 2014, $16.8 million in 2013, and $9.9 million in 2012 related to research and development.

Cash and Cash Equivalents--The Company considers cash on hand, demand deposits, and highly liquid investments with an original maturity date of three months or less to be cash and cash equivalents.

Fair Value of Financial Instruments--The carrying amount of long-term debt was $177.2 million at January 3, 2015 and $188.8 million at December 28, 2013.  The estimated fair value of all debt was $191.1 million and $203.7 million at January 3, 2015 and December 28, 2013, respectively.  The fair value assumed floating rate debt was valued at par. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its long-term debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.  These level 2 inputs were valued using the same historical technique. The Company’s off-balance sheet instruments consist of operating leases and certain derivative instruments with cancellation terms of thirty days or less.

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

Inventories-- Inventories are stated at the lower of cost or market. The majority of the cost of domestic and foreign inventories is determined using the FIFO method with a portion of inventory costs determined using the average cost method. The Company reviews its inventories for excess or obsolete products or components based on an analysis of historical usage and management's evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts.

Property, Plant, and Equipment--Property, plant, and equipment are stated at cost.  Depreciation of plant and equipment is calculated on a straight line basis over the estimated useful lives of 5 to 20 years for land improvements and buildings, 5 to 10 years for machinery and equipment, and 5 years for furniture and fixtures. Maintenance, repairs, and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives or add to the productive capacity of buildings, improvements, and equipment are capitalized. The Company reviews its property, plant, and equipment for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s depreciation expense was $28.1 million, $23.4 million, and $21.1 million in 2014, 2013, and 2012, respectively.

Goodwill and Other Intangible Assets--The Company tests goodwill for impairment on an annual basis during the fourth quarter or more frequently as warranted by triggering events that indicate potential impairment. Goodwill is tested at the reporting unit level, which the company has determined to be the North America Water Systems, International Water, and Fueling Systems units. In compliance with FASB ASC Topic 350, Intangibles - Goodwill and Other, the Company has evaluated the aggregation criteria and determined that the components within the North America Water Systems and International Water reporting units can be aggregated in 2014.

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

The Company also tests indefinite lived intangible assets, primarily trade names, for impairment on an annual basis during the fourth quarter of each year, or more frequently as warranted by triggering events that indicate potential impairment.  In assessing the recoverability of the trade names, the Company determines the fair value using an income approach. The income approach estimates fair value based upon future revenue and estimated royalty rates. An indication of impairment exists if the carrying value of the trade names is higher than the fair value. The Company would record an impairment charge for the difference.

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

Warranty Obligations--Warranty terms are generally 2 years from date of manufacture or 1 year from date of installation. The general warranty liability is recorded when revenue is recognized and is based on actual historical return rates from the most recent warranty periods.  In 2007, the Company began offering an extended warranty program to certain Water Systems segment customers, which provides warranty coverage up to 5 years from the date of manufacture. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims and expected customer returns. The Company actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims.

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

Share-Based Compensation-- Share-based awards are issued to key employees and non-employee directors and include discretionary grants of stock options, stock awards, and stock unit awards. Compensation costs resulting from share-based payment transactions are recognized within selling, general, and administrative expenses at the grant date fair value over the requisite service period on a straight-line basis.

Pension--The Company makes its determination for pension, post retirement, and post employment benefit plans liabilities based on management estimates and consultation with actuaries, incorporating estimates and assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets, and other factors.

Earnings Per Common Share--Basic and diluted earnings per share are computed and disclosed in accordance with FASB ASC Topic 260, Earnings Per Share. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent dividend distributions, in substance, to the noncontrolling interest holder as the holders have contractual rights to receive an amount upon redemption other than the fair value of applicable shares. As a result, earnings are adjusted to reflect this in substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company's participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

Translation of Foreign Currency Financial Statements--All assets and liabilities of foreign subsidiaries in functional currency other than the U.S. dollar are translated at year end exchange rates. All revenue and expense accounts are translated at average rates in effect during the respective period. Adjustments for translating longer term foreign currency assets and liabilities in U.S. dollars are included as a component of other comprehensive income.  Transaction gains and losses that arise from shorter term exchange rate fluctuations are included in the results of operations in “Foreign exchange expense", as incurred.

Significant Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions by management affect the allowance for uncollectible accounts, inventory valuation, warranty, business combinations, redeemable noncontrolling interest, mandatory share purchase, trade names and goodwill, income taxes, pension and employee benefit obligations, and share-based compensation.

Although the Company regularly assesses these estimates, actual results could materially differ. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Reclassifications--Certain prior year amounts in the investing activities section on the consolidated statement of cash flows were reclassified into the "Other, net" line to conform with the current year presentation. The reclassification within the investing activities section of the consolidated statement of cash flows had no impact on the operating cash flows or any other financial statement.

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

4. ACQUISITIONS
During the third quarter 2014, the Company acquired controlling interests in two entities in India in separate unrelated transactions. Neither of the acquisitions was individually material, and the combined purchase price paid was approximately $6.6 million. The results of the two businesses from their respective dates of acquisition through January 3, 2015 were not material.

In an agreement dated June 6, 2014, between the Company and Bombas Leao S.A. ("Bombas Leao"), the Company acquired rights to 100 percent of the outstanding shares of Bombas Leao for a cash purchase price of approximately BRL 69.0 million, $30.7 million at the then current exchange rate, subject to certain terms and conditions. The Company also acquired debt and certain liabilities of Bombas Leao. The Company funded the acquisition with cash on hand and short-term borrowings from the Company's revolving credit agreement.

Bombas Leao, based in Monte Azul Paulista, State of Sao Paulo, Brazil, designs, manufactures, and distributes submersible groundwater pumping equipment through manufacturing and distribution facilities.

The Bombas Leao intangible assets of $23.5 million consist primarily of customer relationships, which will be amortized utilizing the straight line method over 20 years, and trade names, which are classified as indefinite lived assets and will not be amortized. Preliminary intangible asset values decreased by $3.0 million during 2014, primarily due to purchase accounting adjustments resulting from additional information provided for the provisional valuation and working capital adjustments.

The preliminary goodwill of $3.1 million resulting from the Bombas Leao acquisition consists primarily of broadened product offerings and expanded customer base. All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes. Preliminary goodwill decreased by $2.1 million during 2014, primarily due to purchase accounting adjustments to property, plant, and equipment and intangible assets resulting from additional information provided for the provisional valuation.

The preliminary purchase price assigned to the major identifiable assets and liabilities for the acquisition is as follows:

(In millions)
Assets:
Cash acquired	$1.1
Current assets	13.7
Property, plant, and equipment	6.5
Intangible assets	23.5
Goodwill	3.1
Other assets	3.1
Total assets	51.0
Liabilities	(20.3)
Total consideration paid	$30.7

The fair values of the Bombas Leao identifiable intangible assets and property, plant and equipment are provisional amounts as of January 3, 2015, pending the finalization of tax valuations and purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.

The results of operations of Bombas Leao were included in the Company's consolidated statement of income from the acquisition date through the year ended January 3, 2015. The difference between actual sales for the Company and proforma sales including Bombas Leao as if it was acquired at the beginning of each year was not material as a component of the Company's consolidated sales for the years ended January 3, 2015 and December 28, 2013, respectively. Due to the immaterial nature of the acquisition, the Company has not included full year proforma statements of income for the acquisition year or previous year.

During 2013, the Company made two acquisitions, neither of which was individually material, in the Water Systems segment for a total purchase price of approximately $3.6 million.  The results of the two acquired businesses from the dates of acquisition through December 28, 2013 were not material.

In an agreement dated November 16, 2012, the Company added to its Fueling Systems segment by acquiring certain assets and 100 percent of the common stock of Flex-ing, Incorporated ("Flex-ing") for approximately $10.4 million in an all cash transaction. Located in Sherman, Texas, Flex-ing designs and manufactures a variety of fueling equipment that is distributed through the same channels as the core product offering of the Fueling Systems segment.

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

In an agreement dated March 7, 2012, between the Company and Pioneer Pump Holdings, Inc. ("PPH"), the Company acquired an additional 39.5 percent of the outstanding shares of PPH, net of debt acquired, for approximately $30.3 million, subject to certain terms and conditions. The Company funded the acquisition with approximately $30.3 million in cash. The Company previously held a 31.0 percent equity interest in PPH (see Note 8). As a result of the additional acquisition, the Company's total equity interest in PPH increased to 70.5 percent, resulting in the consolidation of PPH in the Company's financial statements. Accordingly, the original equity interest in PPH was remeasured to its fair value of $23.9 million as of March 7, 2012, based on the income approach which utilized management estimates and consultation with an independent third-party valuation firm. Inputs included an analysis of the enterprise value based on financial projections and ownership percentages. As a result, the Company recognized a one-time gain of $12.2 million in the "Other income/(expense)" line of the Company's condensed consolidated statement of income for the first quarter ended March 31, 2012.

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

The Company also entered into a further stock purchase agreement with the noncontrolling interest holders to purchase the remaining shares of PPH during the first half of 2015, for a purchase price based on a multiple of PPH's adjusted average earnings for 2013 and 2014 less net indebtedness. Accordingly, the resulting liability of $22.9 million is recorded in the "Accrued expenses and other current liabilities" line of the Company's consolidated balance sheet. Any required adjustments to the liability driven by changes in the expected purchase price will be recorded in the "Interest expense" line of the Company's consolidated statement of income. The mandatory share purchase liability remained recorded at the initial carrying amount as of January 3, 2015. As a result, no adjustments were necessary for the years ended January 3, 2015, December 28, 2013 and December 29, 2012.

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

The fair values of the Flex-ing, Cerus, and PPH identifiable intangible assets and property, plant, and equipment are final amounts as of fiscal year end 2013 in conjunction with final valuations. An additional valuation adjustment of $0.1 million was made to Cerus goodwill in 2013 and is reflected in the table above. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuations.

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

Transaction costs were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs included in selling, general, and administrative expense in the Company’s consolidated statements of income were $2.4 million, $1.1 million, and $0.3 million for the fiscal years ended 2014, 2013, and 2012, respectively.

5. REDEEMABLE NONCONTROLLING INTERESTS
During 2014, the Company completed two acquisitions that each contained a noncontrolling interest and a redemption feature. The combination of the noncontrolling interest and the redemption feature resulted in the classification as a redeemable noncontrolling interest. The total redeemable noncontrolling interest recorded as of the acquisition date for these acquisitions during 2014 was $3.1 million, and represents the fair value estimates of the redeemable noncontrolling interests as of the respective acquisition dates. As of January 3, 2015, the redeemable noncontrolling interests related to these acquisitions were recorded at carrying value.

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

During the second quarter of 2014, the Company redeemed 10 percent of the noncontrolling interest of Impo, increasing the Company's ownership to 90 percent for approximately TRY 6.2 million, $2.9 million at the then current exchange rate. The 10 percent redemption value was calculated using a specified formula and resulted in a carrying value adjustment of TRY 0.2 million ($0.1 million). The redemption reduced the "Redeemable noncontrolling interest" line in the Company's consolidated balance sheet. The remaining 10 percent noncontrolling interest will continue to be recorded as a redeemable noncontrolling interest on the balance sheet. Due to the immaterial nature of the redemption, the Company has not included full year proforma statements of income for the acquisition year or previous year.

The Company uses the interest method to accrete changes in the anticipated redemption value of the Impo redeemable noncontrolling interest over an amortization period to the earliest projected redemption date. Adjustments for both the redeemed and redeemable Impo noncontrolling interests were $0.9 million and $0.2 million for the fiscal years ended 2014 and 2013, respectively. No adjustments were necessary for the fiscal year ended 2012. These adjustments were reflected in the computation of earnings per share using the two-class method.

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

As of January 3, 2015 and December 28, 2013, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below. The "Recognized Loss" amounts in the table are accumulated totals since inception.

(In millions)	January 3, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$5.4	$5.4	$—	$—	$—

	December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Cash equivalents	$6.6	$6.6	$—	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

The following table summarizes information regarding the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis:

	January 3, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$—	$—	$—	$—	$—

	December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$1.8	$—	$—	$1.8	$1.3
The Company's Level 3 assets consist of held for sale assets. During the fourth quarter of 2013, the Company agreed upon the terms of a letter of intent to sell its Oklahoma City facility. As a result, the Company reduced the carrying amount of the held for sale asset to approximate the agreed upon sales price less costs to sell. The transaction was completed during the first quarter of 2014.

As of January 3, 2015, the Company had $2.4 million of assets held for sale recorded at carrying value in the Water Systems segment relating to a facility in Brazil.

7. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. During February 2014, the Company entered into a share swap transaction agreement ("the swap") to mitigate the Company’s exposure to these fluctuations in the Company's stock price. The swap was not designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. The swap has a notional value based on 147,750 shares. For the year ended January 3, 2015, the swap transaction resulted in losses of $0.8 million which were offset by gains on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's consolidated statements of income within the “Selling, general, and administrative expenses” line.

8. OTHER ASSETS
The Company has equity interests in various companies for strategic purposes. The investments are accounted for under the equity method and are included in “Other assets” on the Company’s consolidated balance sheet. The carrying amount of the investments are adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments are not considered material to the Company’s financial position, neither individually nor in the aggregate. The Company’s proportionate share of earnings from its equity interests, included in the "Other income, net" line of the Company's consolidated statements of income, was immaterial for the years ended January 3, 2015, December 28, 2013, and December 29, 2012.

In 2005, the Company held a 35.0 percent equity interest in PPI, which was accounted for using the equity method. During the first quarter of 2012, the shareholders of PPI and PPL contributed shares to form a new holding company, PPH, in exchange for equivalent value and control in PPH. As a result of this contribution, the Company's equity interest decreased to 31.0 percent of PPH. On March 7, 2012, the Company acquired a controlling interest in PPH, resulting in the consolidation of PPH in the Company's financial statements (see Note 4). The carrying amount of the equity investment prior to the acquisition of the controlling interest was $11.7 million as of March 6, 2012.  The Company’s proportionate share of Pioneer Pump, Inc. earnings, included in the “Other income, net” line of the Company’s consolidated statements of income, was zero for both 2014 and 2013, respectively, and $0.4 million for 2012 . The additional purchase was made in 2012 bringing total ownership to 70.5 percent (see Note 4).

9. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.6	$(6.1)	$7.8	$(5.9)
Supply agreements	4.4	(4.4)	4.4	(4.4)
Technology	7.5	(4.3)	7.5	(3.8)
Customer relationships	140.2	(36.5)	125.1	(29.7)
Software	2.9	(1.7)	2.1	(0.4)
Other	1.2	(1.2)	1.3	(1.2)
Total	$163.8	$(54.2)	$148.2	$(45.4)
Unamortized intangibles:
Trade names	50.7	—	45.9	—
Total intangibles	$214.5	$(54.2)	$194.1	$(45.4)

The weighted average number of years over which each intangible class is amortized is as follows:

Class	Years
Patents	17
Supply agreements	6
Technology	15
Customer relationships	13 - 20
Software	5
Other	8

Amortization expense related to intangible assets for fiscal years 2014, 2013, and 2012, was $9.1 million, $8.0 million, and $7.2 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2015	2016	2017	2018	2019
	$8.9	$8.9	$8.6	$8.6	$8.3

The Company uses the acquisition method of accounting for business combinations.  Annual goodwill impairment testing and trade name impairment testing is performed during the fourth quarter of each year based on balances as of the last Saturday of the Company's eighth fiscal period, unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for 2014, 2013, or 2012.

The change in the carrying amount of goodwill by reporting segment for 2014 and 2013, is as follows:

(In millions)	2014
	Water Systems	Fueling Systems	Consolidated
Balance as of December 28, 2013	$144.1	$63.1	$207.2
Acquisitions	6.7	0.6	7.3
Adjustments to prior year acquisitions	—	—	—
Foreign currency translation	(5.5)	(0.2)	(5.7)
Balance as of January 3, 2015	$145.3	$63.5	$208.8

(In millions)	2013
	Water Systems	Fueling Systems	Consolidated
Balance as of December 29, 2012	$144.9	$63.2	$208.1
Acquisitions	1.2	—	1.2
Adjustments to prior year acquisitions	(0.1)	—	(0.1)
Foreign currency translation	(1.9)	(0.1)	(2.0)
Balance as of December 28, 2013	$144.1	$63.1	$207.2

The 2014 acquired goodwill in the Water Systems segment primarily related to the Company's acquisition of Bombas Leao. The remaining acquired goodwill in both the Water Systems and Fueling Systems segments related to two immaterial controlling interest acquisitions made in India. The 2013 acquired goodwill in the Water Systems segment related to a series of immaterial acquisitions by the Company during 2013.

10. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of January 3, 2015, the Company maintained two domestic pension plans and three German pension plans. The Company used a January 3 measurement date for these plans. One of the Company’s domestic pension plans covers two management employees, while the other domestic plan covers all other eligible employees. The two domestic and three German plans collectively comprise the ‘Pension Benefits’ disclosure caption.

The Company redesigned certain retirement plan offerings in 2012. The redesign was completed in order to increase standardization of retirement plans among U.S. salaried employees and to reduce the expected cash funding volatility of retirement plans, while at the same time keeping in place a competitive retirement plan offering to attract and retain talent. The Company achieved this by freezing both the Basic Pension Plan and the Cash Balance Plan as of December 31, 2011, with the exception of a certain limited number of Basic Pension Plan participants who will still accrue benefits over a five year sunset period. Also effective December 31, 2011, the Cash Balance Plan was closed (the Basic Pension Plan was previously closed) and the two plans were merged into a single plan. The portion of the non-qualified pension plan related to the Cash Balance Plan was also frozen and the account balances were transferred out of the plan into the Company's qualified defined contribution plan. As of January 1, 2012, the Company instituted new service-based contributions, supplemental to the existing Company match for employees, into the defined contribution retirement plan offering.

The Company also maintains a postretirement benefit plan to provide health and life insurance benefits to employees hired prior to 1992. The Company effectively capped its cost for those benefits through plan amendments made in 1992, freezing Company contributions for insurance benefits at 1991 levels for current and future beneficiaries with actuarially reduced benefits for employees who retire before age 65. The disclosures surrounding this plan are reflected in the "Other Benefits" caption.

The following table sets forth aggregated information related to the Company’s pension benefits and other postretirement benefits, including changes in the benefit obligations, changes in plan assets, funded status, amounts recognized in the balance sheet, amounts recognized in accumulated other comprehensive income, and actuarial assumptions that the Company considered in its determination of benefit obligations and plan costs. Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for the Company's pension plans, and accumulated postretirement benefit obligations (APBO) for the Company's other benefit plans.

(In millions)	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Accumulated benefit obligation, end of year	$203.4	$180.6	$13.0	$12.6

Change in benefit obligation:
Benefit obligation, beginning of year	$184.7	$196.3	$12.6	$14.5
Service cost	1.2	1.8	0.1	0.1
Interest cost	8.2	7.6	0.5	0.5
Actuarial (gain)/loss	33.0	(10.2)	1.2	(1.0)
Settlements paid	(0.2)	(0.8)	—	—
Benefits paid	(15.0)	(10.7)	(1.4)	(1.5)
Foreign currency exchange	(2.4)	0.7	—	—
Benefit obligation, end of year	$209.5	$184.7	$13.0	$12.6

Change in plan assets:
Fair value of assets, beginning of year	$151.1	$130.2	$—	$—
Actual return on plan assets	14.4	24.3	—	—
Company contributions	10.1	7.7	1.4	1.5
Settlements paid	(0.1)	(0.6)	—	—
Benefits paid	(15.0)	(10.7)	(1.4)	(1.5)
Foreign currency exchange	(0.5)	0.2	—	—
Plan assets, end of year	$160.0	$151.1	$—	$—

Funded status	$(49.5)	$(33.6)	$(13.0)	$(12.6)

Amounts recognized in balance sheet:
Deferred tax asset	30.4	21.2	1.5	1.2
Current liabilities	(3.5)	(3.2)	(1.3)	(1.3)
Noncurrent liabilities	(46.0)	(30.4)	(11.7)	(11.3)
Net liability, end of year	$(19.1)	$(12.4)	$(11.5)	$(11.4)

Amount recognized in accumulated other comprehensive income:
Prior service cost	—	—	0.7	1.0
Net actuarial loss	52.3	36.8	1.7	0.9
Settlement	1.4	—	—	—
Total recognized in accumulated other comprehensive income	$53.7	$36.8	$2.4	$1.9

The following table sets forth other changes in plan assets and benefit obligation recognized in other comprehensive income for 2014 and 2013:

(In millions)	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Net actuarial (gain)/loss	$29.1	$(24.6)	$1.3	$(1.0)
Amortization of:
Net actuarial gain	(2.2)	(3.2)	(0.1)	(0.3)
Prior service credit	—	—	(0.4)	(0.4)
Settlement recognition	(1.4)	(0.7)	—	—
Transition asset	—	—	—	—
Deferred tax asset/(liability)	(8.3)	11.4	(0.3)	0.7
Foreign currency exchange	(0.3)	—	—	—
Total recognized in other comprehensive income	$16.9	$(17.1)	$0.5	$(1.0)

Weighted-average assumptions used to determine domestic benefit obligations:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	3.95%	4.75%	3.75%	4.50%
Rate of increase in future compensation*	—%	—%	3.00 - 8.00% (Graded)	3.00 - 12.00% (Graded)

*No rate of increases in future compensation used within assumptions for 2014 and 2013, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation.

Assumptions used to determine domestic periodic benefit cost:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.75%	4.00%	4.75%	4.50%	3.50%	4.50%
Rate of increase in future compensation	—%	—%	—%	3.00 - 12.00% (Graded)	3.00 - 12.00% (Graded)	3.00 - 12.00% (Graded)
Expected long-term rate of return on plan assets	7.70%	8.00%	8.00%	—%	—%	—%

For the fiscal year ended January 3, 2015, the Company adopted the RP-2014 and MP-2014 mortality tables released by the Society of Actuaries during 2014. These tables provide assumptions for longer life expectancies for plan participants.

The accumulated benefit obligation for the Company’s tax qualified plan and German benefit pension plans was $192.8 million and $168.4 million for the years ended 2014 and 2013.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for 2014, 2013, and 2012:

(In millions)	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$1.2	$1.8	$1.5	$0.1	$0.1	$0.1
Interest cost	8.2	7.6	8.2	0.5	0.5	0.6
Expected return on assets	(10.6)	(10.0)	(10.1)	—	—	—
Amortization of transition obligation	—	—	—	—	0.4	0.2
Settlement cost	—	0.1	—	—	—	—
Prior service cost	—	—	—	0.4	0.4	0.3
Loss	2.5	3.6	2.0	0.1	—	0.1
Net periodic benefit cost	$1.3	$3.1	$1.6	$1.1	$1.4	$1.3
Curtailment	—	—	—	—	—	—
Settlement cost	1.0	—	—	—	—	—
Total net periodic benefit cost	$2.3	$3.1	$1.6	$1.1	$1.4	$1.3

The estimated net actuarial (gain)/loss, prior service cost/(credit), and transition (asset)/obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2015 fiscal year are $3.4 million, $0.0 million, and $0.0 million, respectively, for the pension plans and $0.2 million, $0.4 million, and $0.0 million respectively, for all other benefits.

The Company consults with a third party investment manager for the assets of the funded domestic defined benefit plan.  The plan assets are currently invested primarily in pooled funds, where each fund in turn is composed of mutual funds that have at least daily net asset valuations. Thus, the Company’s funded domestic defined benefit plan assets are invested in a “fund of funds” approach.

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

Risk management and continuous monitoring requirements are met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations, asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption.  As of January 3, 2015, funds were invested in equity, fixed income, and other investments as follows:

Equity	Percentage
U.S. Large Cap	14%
World Equity ex-U.S.	13%
U.S. Small / Mid Cap	6%
Subtotal	33%

Fixed Income
U.S. Treasury and Government Agency Securities	18%
Long Duration Bond	39%
High Yield Fixed Income	4%
Emerging Markets Debt	3%
Subtotal	64%

Other
Insurance Contracts	3%
Total	100%

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

Asset class assumptions are set using a combination of empirical and forward-looking analysis for long-term rate of return on plan assets.  A variety of models are applied for filtering historical data and isolating the fundamental characteristics of asset classes.  These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized.  This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that are more likely to prevail over long periods.  With that, the Company has assumed an expected long-term rate of return on plan assets of 7.00 percent for the 2015 net periodic benefit cost, down from 7.70 percent in the prior year. This decrease in the assumed long-term rate of return is due to a higher mix of fixed income securities in the plan asset portfolios beginning in 2014.

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

The Company designated all equity and most domestic fixed income plan assets as Level 1, as they are mutual funds with prices that are readily available.  The U.S. Treasury securities and German plan assets are designated as Level 2 inputs. The fair value of the German plan assets are measured by the reserve that is supervised by the German Federal Financial Supervisory Authority. The U.S. Treasury securities are administered by the United States government.

The fair values of the Company’s pension plan assets for 2014 and 2013 by asset category are as follows:

(In millions)	2014	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
U.S. Large Cap	$23.0	$23.0		$—	$—
U.S. Small / Mid Cap	8.9	8.9		—	—
World Equity ex-U.S.	19.9	19.9		—	—
Fixed Income
U.S. Treasury and Government Agency Securities	27.9	—		27.9	—
U.S. Core Fixed Income	—	—	—	—	—
Long Duration Bond	62.7	62.7		—	—
High Yield Fixed Income	7.0	7.0		—	—
Emerging Markets Debt	5.4	5.4		—	—
Other
Insurance Contracts	5.2	—		5.2	—
Total	$160.0	$126.9		$33.1	$—

(In millions)	2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Equity
U.S. Large Cap	$69.4	$69.4		$—		$—
U.S. Small / Mid Cap	12.8	12.8		—		—
World Equity ex-U.S.	25.6	25.6		—		—
Fixed Income
U.S. Treasury and Government Agency Securities	—	—	—	—	—	—
U.S. Core Fixed Income	17.9	17.9		—		—
Long Duration Bond	11.5	11.5		—		—
High Yield Fixed Income	4.4	4.4		—		—
Emerging Markets Debt	3.7	3.7		—		—
Other
Insurance Contracts	5.8	—		5.8		—
Total	$151.1	$145.3		$5.8		$—

One of the Company’s domestic pension plans covers only two management employees. The Company does not fund this plan, and its assets were zero in both 2014 and 2013. The plan’s projected benefit obligation and accumulated benefit obligation were $12.4 million and $10.5 million, respectively, for 2014, and $12.4 million and $12.3 million, respectively, for 2013.

The Company estimates total contributions to the plans of $10.3 million in 2015.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in accordance with the following schedule:

(In millions)	Pension Benefits	Other Benefits
2015	$14.6	$1.3
2016	14.2	1.2
2017	11.2	1.1
2018	11.4	1.0
2019	11.1	1.0
Years 2020 through 2024	60.2	4.2

Defined Contribution Plans - The Company maintained a 401(k) Plan during 2014 and 2013. The Company's cash contributions are allocated to participant's accounts based on investment elections.

The following table sets forth Company contributions to the 401(k) Plan:

(In millions)	2014	2013	2012
Company contributions to the plan	$5.6	$5.3	$5.0

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	2014	2013
Salaries, wages, and commissions	$38.8	$27.2
Product warranty costs	9.4	9.5
Insurance	2.8	3.4
Employee benefits	11.1	10.3
Pioneer additional purchase price	22.9	—
Other	9.8	11.7
	$94.8	$62.1

12. INCOME TAXES
Income before income taxes consisted of the following:

(In millions)	2014	2013	2012
Domestic	$42.2	$53.5	$53.2
Foreign	47.5	58.0	62.8
	$89.7	$111.5	$116.0

The income tax provision/(benefit) from continuing operations consisted of the following:

(In millions)	2014	2013	2012
Current:
Federal	$7.4	$10.8	$13.9
Foreign	12.2	14.3	7.9
State	1.7	2.1	1.9
Total current	21.3	27.2	23.7
Deferred:
Federal	3.3	4.3	4.6
Foreign	(3.8)	(1.3)	3.3
State	(1.9)	(1.3)	0.7
Total deferred	$(2.4)	$1.7	$8.6
	$18.9	$28.9	$32.3

A reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	2014	2013	2012
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.0	1.2	0.9
Foreign operations	(9.2)	(6.2)	(7.6)
R&D tax credits	(0.6)	(1.1)	—
Uncertain tax position adjustments	(1.6)	(1.9)	2.8
Deferred tax adjustments, rate and other	(3.9)	—	(4.7)
Valuation allowance on state deferred tax	(0.3)	(0.8)	0.8
Other items	0.6	(0.3)	0.6
Effective tax rate	21.0%	25.9%	27.8%

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In millions)	2014	2013
Deferred tax assets:
Accrued expenses and reserves	$12.2	$11.0
Compensation and employee benefits	32.6	25.1
Other items	7.3	5.1
Valuation allowance on state deferred tax	(3.9)	(3.5)
Total deferred tax assets	48.2	37.7
Deferred tax liabilities:
Accelerated depreciation on fixed assets	14.0	10.3
Amortization of intangibles	62.1	61.0
Other items	6.0	9.2
Total deferred tax liabilities	82.1	80.5
Net deferred tax liabilities	$(33.9)	$(42.8)

The effective tax rate continues to be lower than the statutory rate primarily due to the indefinite reinvestment of foreign earnings taxed at rates below the U.S. statutory rate as well as recognition of foreign tax credits.  The tax rate declined in 2014 from the tax rate in 2013 primarily due to a reversal of deferred tax liabilities associated with earnings of certain foreign subsidiaries which have been realigned within the Company’s organization. The realignment of certain foreign entities results in their unremitted earnings being indefinitely reinvested. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for state income tax purposes incurred over the three-year period ended January 3, 2015. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of January 3, 2015, a valuation allowance of $3.9 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

The Company has foreign income tax net operating loss ("NOL") carryforwards of $3.1 million and state income tax NOL and credit carryforwards of $3.2 million, which will expire on various dates as follows:

(In millions)
2015-2019	$0.3
2020-2024	1.0
2025-2029	0.2
2030-2034	1.9
Unlimited	2.9
$6.3

The Company believes that it is more likely than not that the benefit from certain state NOL and credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $3.2 million on the deferred tax assets related to these state NOL and credit carryforwards.

The Company identifies the accumulated earnings for the affiliates that were not indefinitely reinvested and computes the tax associated with the subsequent repatriation. This computation considers the impact of applicable withholding taxes and the availability of U.S. foreign tax credits. The Company has calculated the repatriation of all the accumulated earnings that are not indefinitely reinvested which resulted in a net deferred tax liability of $0.6 million recorded by the Company as of January 3, 2015.

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess is approximately $265.8 million as of January 3, 2015. The determination of the additional deferred taxes that have not been provided is not practicable.

As of the beginning of fiscal year 2014, the Company had gross unrecognized tax benefits of $5.1 million, excluding accrued interest and penalties.  The unrecognized tax benefits decreased $0.8 million for federal tax liabilities and increased $0.1 million for state income tax liabilities based on evaluations made during 2014 primarily due to statute expirations and offset by uncertain tax positions identified in the current year.  The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $4.4 million as of January 3, 2015.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2014, 2013, and 2012 (excluding interest and penalties) is as follows:

(In millions)	2014	2013		2012
Beginning balance	$5.1	$6.9		$5.6
Additions for tax positions of the current year	0.1	—		—
Additions for tax positions of prior years	1.7	1.7		3.6
Reductions for tax positions of prior years	(1.1)	(3.5)		(1.7)
Statute expirations	(1.4)	—	—	—
Settlements	—	—		(0.6)
Ending balance	$4.4	$5.1		$6.9

If recognized, each annual effective tax rate would be affected by the net unrecognized tax benefits of $4.3 million, $5.0 million, and $6.8 million as of January 3, 2015, December 28, 2013, and December 29, 2012, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. In 2014, interest and penalties increased $2.3 million, for prior year tax positions. The Company has accrued interest and penalties as of January 3, 2015, December 28, 2013, and December 29, 2012 of approximately $2.5 million, $0.2 million, and $1.1 million, respectively.

Of the unrecognized tax benefits at January 3, 2015, $1.8 million is related to acquisitions for which indemnification was provided for in the respective purchase agreement.  The stock purchase agreements related to these acquisitions provide the Company rights to recover tax liabilities related to pre-acquisition tax years from the sellers.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With few exceptions, as of January 3, 2015, the Company is no longer subject to U.S. federal income tax examinations by authorities for years before 2011 and is no longer subject to state or foreign income tax examinations by tax authorities for years before 2009.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the expiration of a statute of limitation. Based on the current audits in process and pending statute expirations, the payment of taxes as a result could be up to $1.7 million.

13. DEBT
On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (the “Agreement”). The Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). On December 14, 2011, the Company executed the Second Amended and Restated Credit Agreement, which extended the maturity of the Agreement to December 14, 2016, and increased the commitment amount to $150.0 million.

The Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments.  The Company was in compliance with the covenants as of January 3, 2015 and December 28, 2013.  The Company had zero borrowings under the Agreement at January 3, 2015 and December 28, 2013.

On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and had at issuance an average life of 10 years with a final maturity in 2019.  On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million.  On December 14, 2011, the Company entered into Amendment No. 4 to the Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Agreement.

As of January 3, 2015, the Company has $50.0 million borrowing capacity available under the Prudential Agreement.  Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity. The Prudential Agreement contains certain financial covenants with respect to borrowings, interest coverage, loans or advances and investments.

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

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at January 3, 2015 and December 28, 2013.

Debt consisted of the following:

(In millions)	2014	2013
Prudential Agreement - 5.79 percent	$150.0	$150.0
Tax increment financing debt	23.7	24.6
Capital leases	0.6	0.8
Foreign subsidiary debt	3.5	14.2
	177.8	189.6
Less current maturities	(34.1)	(15.4)
Long-term debt	$143.7	$174.2

Foreign subsidiary debt denoted in the table above as of January 3, 2015 is predominately comprised of debt assumed with acquisitions made in 2014. Foreign subsidiary debt as of December 28, 2013 is predominately comprised of debt at Impo.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	2015	2016	2017	2018	2019	More than 5 years
Debt	$177.2	$33.8	$31.1	$31.1	$31.4	$31.0	$18.8
Capital leases	0.6	0.3	0.1	0.1	0.1	—	—
	$177.8	$34.1	$31.2	$31.2	$31.5	$31.0	$18.8

14. SHAREOWNERS' EQUITY
The Company has the authority to issue 65,000,000, $.10 par value shares.

During 2014, 2013, and 2012, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(In millions, except share amounts)	2014	2013	2012
Repurchases	$9.0	$2.8	$10.0
Shares	243,020	88,200	400,000

In 2014, the Company retired 40,679 shares that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards.  The Company also retired 68,675 shares that had been previously granted as stock awards to employees, but were forfeited upon not meeting the required restriction criteria or termination. In 2013, the Company retired 273,799 shares that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards.  The Company also retired 6,190 shares that had been previously granted as a stock award to employees, but were forfeited upon termination.  In 2012, the Company retired 419,208 shares that were received from employees as payment for the exercise price of their stock options and taxes owned upon the exercise of their stock options and release of their restricted awards. The Company also retired 16,712 shares that had been previously granted as stock awards to employees, but were forfeited upon termination.

In 2014, 2013, and 2012, the Company recorded $2.3 million, $5.1 million, and $4.7 million, respectively, as a reduction in tax liability and an increase to shareowners’ equity as a result of stock option exercises.

Accumulated other comprehensive loss consisted of the currency translation adjustment and the pension liability adjustment, $(51.8) million and $(56.1) million, respectively, as of January 3, 2015, and $(16.0) million and $(38.7) million, respectively, at December 28, 2013.

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

(In millions)
For the Year Ended January 3, 2015:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments	Total
Balance, December 28, 2013	$(16.0)	$(38.7)	$(54.7)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(36.3)	—	(36.3)
Income tax (expense)/benefit	—	—	—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(36.3)	—	(36.3)
Amounts reclassified from accumulated other comprehensive income/(loss):

Pre-tax income/(loss)	—	(26.0)	(1)	(26.0)
Income tax (expense)/benefit	—	8.6		8.6
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	(17.4)		(17.4)
Net current period other comprehensive income/(loss), net of income taxes	(36.3)	(17.4)		(53.7)
Other comprehensive (income)/loss attributable to noncontrolling interest	0.5	—		0.5
Balance, January 3, 2015	$(51.8)	$(56.1)		$(107.9)

For the Year Ended December 28, 2013:
Balance, December 29, 2012	$(0.3)	$(56.8)		$(57.1)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(16.0)	—		(16.0)
Income tax (expense)/benefit	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(16.0)	—		(16.0)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income/(loss)	—	30.2	(1)	30.2
Income tax (expense)/benefit	—	(12.1)		(12.1)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	18.1		18.1
Net current period other comprehensive income/(loss), net of income taxes	(16.0)	18.1		2.1
Other comprehensive (income)/loss attributable to noncontrolling interest	0.3	—		0.3
Balance, December 28, 2013	$(16.0)	$(38.7)		$(54.7)

For the Year Ended December 29, 2012:
Balance, December 31, 2011	$(2.2)	$(47.1)		$(49.3)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	1.8	—		1.8
Income tax (expense)/benefit	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	1.8	$—		1.8
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income/(loss)	—	(15.9)	(1)	(15.9)
Income tax (expense)/benefit	—	6.2		6.2
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	(9.7)		(9.7)
Net current period other comprehensive income/(loss), net of income taxes	1.8	(9.7)		(7.9)
Other comprehensive (income)/loss attributable to noncontrolling interest	0.1	—		0.1
Balance, December 29, 2012	$(0.3)	$(56.8)		$(57.1)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 10 for additional details) and is included in the "Selling, general, and administrative expenses" line of the consolidated statements of income.

16. EARNINGS PER SHARE
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

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	2014	2013	2012
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$69.8	$82.0	$82.9
Less: Undistributed earnings allocated to participating securities	0.7	1.0	0.6
Less: Undistributed earnings allocated to redeemable noncontrolling interest	0.9	0.2	—
	$68.2	$80.8	$82.3
Denominator:
Basic
Weighted average common shares	47.7	47.5	46.9
Diluted
Effect of dilutive securities:
Non-participating employee and director incentive stock options and performance awards	0.5	0.6	0.8
Adjusted weighted average common shares	48.2	48.1	47.7
Basic earnings per share	$1.43	$1.70	$1.76
Diluted earnings per share	$1.41	$1.68	$1.73
Anti-dilutive stock options	0.1	0.1	0.1

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 18, 2013.

17. SHARE-BASED COMPENSATION
The Company maintains the Franklin Electric Co., Inc. 2012 Stock Plan (the "2012 Stock Plan"), which is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards and stock unit awards, to key employees and non-employee directors. Shares and per share data below have been adjusted for all periods presented to reflect the two-for-one stock split effective March 18, 2013.

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

The total share-based compensation expense recognized in 2014, 2013, and 2012 was $7.5 million, $4.9 million, and $6.3 million, respectively.

Stock Options:
Under the above plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant, and the options expire 10 years after the date of the grant.  Options granted to employees vest at 25 percent a year and become fully vested and fully exercisable after 4 years (vesting is accelerated upon retirement, death, or disability).  Subject to the terms of the plans, in general, the aggregate option exercise price and any applicable tax withholdings may be satisfied in cash or its equivalent, by the plan participant’s delivery of shares of the Company’s common stock having a fair market value at the time of exercise equal to the aggregate option exercise price and/or the applicable tax withholdings or by having shares otherwise subject to the award withheld by the Company or via cash-less exercise through a broker-dealer.

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during 2014, 2013, and 2012, are as follows:

	2014	2013	2012
Risk-free interest rate	1.68%	1.03%	1.01%
Dividend yield	0.70%	0.89%	1.12%
Volatility factor	0.387	0.394	0.388
Expected term	5.6 years	6.0 years	6.0 years
Forfeiture rate	3.81%	4.52%	3.99%

A summary of the Company’s outstanding stock option activity and related information is as follows:

(Shares in thousands)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of 2012	3,138	$14.83
Granted	250	24.10
Exercised	(1,158)	13.29
Forfeited	(46)	22.91
Expired	—	—
Outstanding at beginning of 2013	2,184	$16.69
Granted	176	32.53
Exercised	(880)	15.98
Forfeited	(4)	14.37
Expired	—	—
Outstanding at beginning of 2014	1,476	$19.01
Granted	115	42.24
Exercised	(171)	17.03
Forfeited	(6)	26.28
Expired	(17)	16.34
Outstanding at end of period	1,397	$21.17	5.46 years	$23,122
Expected to vest after applying forfeiture rate	1,385	$21.04	5.43 years	$23,074
Vested and exercisable at end of period	1,084	$17.79	4.69 years	$21,177

	2014	2013	2012
Weighted average grant-date fair value of options	$15.09	$11.47	$8.19

(In millions)	2014	2013	2012
Intrinsic value of options exercised	$3.8	$16.6	$16.5
Cash received from the exercise of options	2.9	14.1	15.4
Fair value of shares vested	2.8	2.1	2.4
Tax benefit	1.5	6.5	6.5

There were no share-based liabilities paid during the 2014 and 2013 fiscal years.

A summary of the Company’s non-vested stock option activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of 2013	802	$17.07
Granted	176	32.53
Vested	(440)	13.31
Forfeited	(4)	14.37
Non-vested at beginning of 2014	534	$25.30
Granted	115	42.24
Vested	(330)	23.98
Forfeited	(6)	26.28
Non-vested at end of period	313	$32.91

As of January 3, 2015, there was $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Stock Plan and the 2009 Stock Plan related to stock options.  That cost is expected to be recognized over a weighted-average period of 2.28 years.

Stock/Stock Unit Awards:
Under the 2009 Stock Plan, non-employee directors and employees may be granted stock awards. Under the 2012 Stock Plan, non-employee directors and employees may be granted stock awards and stock units, including grants of restricted shares of the Company’s common stock.

Stock awards to non-employee directors are generally fully vested when made.  Stock/stock unit awards to employees cliff vest over 3 or 4 years (subject to accelerated vesting of a pro rata portion in the case of retirement, death or disability) and may be contingent on the attainment of certain performance goals. Dividends are paid to the recipient prior to vesting, except that dividends on performance-based stock awards under the 2012 Stock Plan will be paid only to the extent the performance goals are met. Stock/stock unit awards granted to retirement eligible employees are expensed over the 4 year vesting period.

A summary of the Company’s restricted stock/stock unit award activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of 2013	458	$20.90
Awarded	165	32.90
Vested	(66)	18.78
Forfeited	(6)	20.05
Non-vested at beginning of 2014	551	$24.75
Awarded	208	42.39
Vested	(132)	17.08
Forfeited	(73)	28.49
Non-vested at end of period	554	$32.72

As of January 3, 2015, there was $8.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Stock Plan and the 2009 Stock Plan related to stock awards.  That cost is expected to be recognized over a weighted-average period of 2.29 years.

18. SEGMENT AND GEOGRAPHIC INFORMATION
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

Financial information by reportable segment is as follows:

	Net sales to external customers			Operating income (loss)
(In millions)	2014	2013	2012	2014	2013	2012
Water Systems	$824.6	$766.4	$715.0	$103.9	$131.3	$124.1
Fueling Systems	223.2	199.1	176.3	49.7	42.6	36.6
Other	—	—	—	(53.5)	(50.1)	(47.7)
Consolidated	$1,047.8	$965.5	$891.3	$100.1	$123.8	$113.0

	Total assets			Depreciation
	2014	2013		2014	2013	2012
Water Systems	$757.5	$714.7		$19.9	$18.1	$16.9
Fueling Systems	252.7	247.9		2.4	1.9	1.8
Other	65.7	89.3		5.8	3.4	2.4
Consolidated	$1,075.9	$1,051.9		$28.1	$23.4	$21.1

	Amortization			Capital expenditures
	2014	2013	2012	2014	2013	2012
Water Systems	$7.1	$6.0	$5.7	$33.8	$31.0	$25.2
Fueling Systems	1.8	1.9	1.5	3.9	4.0	3.3
Other	0.2	0.1	—	4.7	32.2	13.6
Consolidated	$9.1	$8.0	$7.2	$42.4	$67.2	$42.1

Property, plant and equipment is the major asset group in "Other" of total assets at January 3, 2015. Cash is the major asset group in "Other" of total assets at December 28, 2013.

Financial information by geographic region is as follows:

	Net sales			Long-lived assets
(In millions)	2014	2013	2012	2014	2013
United States	$485.5	$460.5	$428.5	$418.0	$377.3
Foreign	562.3	505.0	462.8	184.4	199.2
Consolidated	$1,047.8	$965.5	$891.3	$602.4	$576.5

No single customer accounted for more than 10 percent of the Company’s consolidated sales in 2014, 2013, or 2012. No single customer accounted for more than 10 percent of the Company's gross accounts receivable in 2014 or 2013.

19. CONTINGENCIES AND COMMITMENTS
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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. On July 16, 2014, CARB appealed and filed its brief in support of the appeal. The Company filed its response brief on December 23, 2014 and CARB filed its Reply brief on February 2, 2015. The case is now with the California Court of Appeals to either make a ruling on those briefs or schedule an oral argument.

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

Total rent expense charged to operations for operating leases including contingent rentals was $12.6 million, $11.0 million, and $9.5 million in 2014, 2013, and 2012, respectively.

The future minimum rental payments for non-cancelable operating leases as of January 3, 2015, are as follows:

(In millions)	2015	2016	2017	2018	2019
Future minimum rental payments	$4.8	$4.1	$1.0	$0.6	$0.4

Rental commitments subsequent to 2019 are not significant by year, but aggregated are $0.4 million in total.

At January 3, 2015, the Company had $6.3 million of commitments primarily for the purchase of raw materials to be used in production.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's consolidated balance sheets for 2014 and 2013, are as follows:

(In millions)	2014	2013
Beginning balance	$9.5	$9.7
Accruals related to product warranties	8.9	9.1
Reductions for payments made	(9.0)	(9.3)
Ending balance	$9.4	$9.5

20. RESTRUCTURING
On July 1, 2014, the Company announced a plan to close its Wittlich, Germany manufacturing facility. As part of this action, the Company will transfer the existing Wittlich manufacturing activity to its Brno, Czech Republic facility. The Company will maintain its European Water Systems headquarters and distribution center in Wittlich, only the manufacturing operations will be relocating. The realignment began in the third quarter of 2014 and is estimated to conclude by the end of 2016. Charges for the realignment are expected to be approximately $19.4 million and will include severance expenses, professional service fees, asset write-offs, and temporarily leased facilities costs.

Costs incurred in the twelve months ended January 3, 2015, included in the “Restructuring expense” line of the Company's consolidated statement of income, are as follows:

(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$14.3	$0.4	$—	$14.7
Equipment relocation	0.7	—	—	0.7
Asset write-off	0.2	—	—	0.2
Other	0.9	0.1	—	1.0
Total	$16.1	$0.5	$—	$16.6

Restructuring expenses of $3.7 million and $0.2 million were incurred in 2013 and 2012, respectively, primarily for the Water Systems realignment.

As of January 3, 2015 there was $13.1 million in restructuring reserves, primarily for severance. As of December 28, 2013, there were no restructuring reserves.

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly financial information for 2014 and 2013, from continuing operations, is as follows:

(In millions, except per share amounts)
	Net Sales	Gross Profit	Net Income	Net Income Attributable to Franklin Electric Co., Inc.	Basic Earnings Per Share	Diluted Earnings Per Share
2014
1st quarter	$231.4	$78.1	$17.4	$17.0	$0.35	$0.35
2nd quarter	284.5	99.4	27.5	27.1	0.56	0.55
3rd quarter	278.1	89.2	22.8	22.7	0.46	0.46
4th quarter	253.8	77.7	3.2	3.0	0.06	0.06
	$1,047.8	$344.4	$70.9	$69.8	$1.43	$1.41

2013
1st quarter	$222.5	$73.9	$15.6	$15.5	$0.32	$0.32
2nd quarter	263.4	94.6	28.4	28.1	0.59	0.58
3rd quarter	249.8	87.0	25.3	25.1	0.52	0.51
4th quarter	229.8	76.0	13.4	13.3	0.27	0.27
	$965.5	$331.5	$82.7	$82.0	$1.70	$1.68

Basic and diluted earnings per share amounts are computed independently for each of the quarters presented.  As a result, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share amount.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of January 3, 2015 and December 28, 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended January 3, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
March 4, 2015

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of January 3, 2015.

Our independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of January 3, 2015. This report appears on page 74.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of January 3, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the three years ended January 3, 2015 of the Company and our report dated March 4, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
March 4, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and director nominees required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT," and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4, or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015, under the heading of “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors, the Audit Committee of the board of directors, and the Company’s code of conduct and ethics required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXCERCISES AND STOCK VESTED TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT" and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015, under the heading “PROPOSAL 3: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2015 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this report:	Form 10-K Annual Report (page)
1. Financial Statements - Franklin Electric Co., Inc.
Consolidated Statements of Income for the three years ended January 3, 2015	30
Consolidated Statements of Comprehensive Income for the three years ended January 3, 2015	31
Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013	32
Consolidated Statements of Cash Flows for the three years ended January 3, 2015	34
Consolidated Statements of Equity for the three years ended January 3, 2015	36
Notes to Consolidated Financial Statements	38
2. Financial Statement Schedule - Franklin Electric Co., Inc.
Schedule II - Valuation and Qualifying Accounts	70
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

3. Exhibits
Exhibits are set forth in the attached Exhibit Index.	71
Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
2014
Allowance for doubtful accounts	$3.0	$0.2	$—	$—	$3.2
Allowance for deferred taxes	3.5	1.3	0.9	—	3.9
2013
Allowance for doubtful accounts	$3.2	$(0.1)	$0.1	$—	$3.0
Allowance for deferred taxes	4.4	(0.9)	—	—	3.5
2012
Allowance for doubtful accounts	$3.0	$0.4	$0.2	$—	$3.2
Allowance for deferred taxes	3.6	0.8	—	—	4.4

(a) Charges for which allowances were created.
(b) Primarily related to acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: March 4, 2015	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2015.

By	/s/ Gregg C. Sengstack
Gregg C. Sengstack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ R. Scott Trumbull
R. Scott Trumbull
Chairman of the Board

/s/ Jerome D. Brady
Jerome D. Brady
Director

/s/ David T. Brown
David T. Brown
Director

/s/ David A. Roberts
David A. Roberts
Director

/s/ Jennifer L. Sherman
Jennifer L. Sherman
Director

/s/ Thomas R. VerHage
Thomas R. VerHage
Director

/s/ David M. Wathen
David M. Wathen
Director

/s/ Thomas L. Young
Thomas L. Young
Director

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2015

Number	Description
3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to the Company's Form 8-K filed on May 3, 2007)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended February 22, 2013 (incorporated by reference to the Company's Form 8-K filed on January 16, 2015)
10.1	Franklin Electric Co., Inc. Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the fiscal year ended January 3, 2004)*
10.2	Franklin Electric Co., Inc. Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 29, 2005)*
10.3	Franklin Electric Co., Inc. Amended and Restated Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 24, 2009)*
10.4	Franklin Electric Co., Inc. 2012 Stock Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement for the Annual Meeting held on May 4, 2012)*
10.5	Franklin Electric Co., Inc. Non-employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended on April 1, 2006)*
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

10.10	Second Amendment to the Franklin Electric Co., Inc. Pension Restoration Plan (filed herewith)*
10.11	Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on September 29, 2012)*
10.12
First Amendment to the Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan dated December 20, 2012 (incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*

10.13	Second Amendment to the Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan (filed herewith)*
10.14	Third Amendment to the Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan (filed herewith)*
10.15	Employment Agreement between the Company and R. Scott Trumbull (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*
10.16	Retirement and Consulting Agreement between the Company and R. Scott Trumbull (incorporated by reference to the Company's Form 8-K filed on May 6, 2014)*
10.17	Employment Agreement between the Company and Gregg C. Sengstack (incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*
10.18	Employment Agreement between the Company and John J. Haines (incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*
10.19
Form of Confidentiality and Non-Compete Agreement between the Company and R. Scott Trumbull, Gregg C. Sengstack, Daniel J. Crose, Donald P. Kenney, Robert J. Stone, Thomas J. Strupp, DeLancey W. Davis and John J. Haines (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.20
Form of Employment Security Agreement between the Company and Steven W. Aikman, Daniel J. Crose, DeLancey W. Davis, Donald P. Kenney, Robert J. Stone and Thomas J. Strupp (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 7, 2013)*

10.21	Description of the Executive Officer Annual Incentive Cash Bonus Program (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*
10.22	Franklin Electric Co., Inc. Management Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting of Shareholders held April 30, 2010)*
10.23	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 12, 2013)*
10.24	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 12, 2013)*
10.25	Form of Restricted Stock Unit Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed on March 12, 2013)*
10.26	Form of Restricted Stock Unit Agreement for Director Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 12, 2013)*
10.27	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on March 12, 2013)*
10.28	Form of Restricted Stock Award Agreement for Director Employees (incorporated by reference to the Company's Form 8-K filed on May 4, 2012)*
10.29	Form of Performance Stock Unit Award Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed on March 12, 2013)*
10.30	Form of Performance Stock Unit Award Agreement for Director Employees (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed on March 12, 2013)*
10.31
$120,000,000 Amended and Restated Credit Agreement dated December 14, 2006, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 2.04 of the Company’s Form 8-K filed on December 21, 2006)

10.32
Amendment No. 1 to the $120,000,000 Amended and Restated Credit Agreement, dated February 26, 2008, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)

10.33
Amendment No. 2 to the $120,000,000 Amended and Restated Credit Agreement, dated February 26, 2008, between the Company and JPMorgan Chase, as Administrative Agent (incorporated by reference to Exhibit 10.20 of the Company's Form 8-K filed on December 15, 2011)

10.34
Second Amended and Restated Note Purchase and Private Shelf Agreement, dated September 9, 2004, between the Company and the Prudential Insurance Company of America and others (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended October 2, 2004)

10.35
Amendment and PruShelf Renewal and Extension, dated April 9, 2007, between the Company and Prudential Insurance Company of America and others (incorporated by reference to the Company’s Form 8-K filed on May 3, 2007)

10.36
Amendment No. 2 to the Second Amended and Restated Note Purchase and Private Shelf Agreement, dated February 26, 2008, between the Company and the Prudential Insurance Company of America and others (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K for the fiscal year ended January 3, 2009)

10.37
Amendment No. 3 to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated July 22, 2010, between the Company and Prudential Insurance Company of America and others (incorporated by reference to Company’s Form 10-Q for the quarter ended July, 3, 2010)

10.38
Amendment No. 4 to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated July 22, 2010, between the Company and Prudential Insurance Company of America and others (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 15, 2011)

10.39
Amendment No. 5 to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated July 22, 2010, between the Company and Prudential Insurance Company of America and other (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 2, 2013)

10.40
Bond Purchase and Loan Agreement, dated December 31, 2012, between the Company, Allen County, Indiana, and others (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 2, 2013)

10.41
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of October 1, 2013, between the Company and JPMorgan Chase and others (incorporated by reference to Exhibit 10.39 of the Company's Form 10-K for the year ended December 28, 2013)

10.42	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of February 27, 2015, between the Company and JPMorgan Chase and others (filed herewith)

18.1
Franklin Electric Co., Inc. and Subsidiaries Preferability Letter from Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 of the Company's Form 10-Q for the quarter ended April 2, 2011)

21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Forward-Looking Statements

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Management Contract, Compensatory Plan or Arrangement