Form 10-Q
period 2015-04-04
FRANKLIN ELECTRIC CO INC
filed 2015-05-06
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 27, 2015
$.10 par value	47,627,476 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
(In thousands, except per share amounts)	April 4, 2015	March 29, 2014

Net sales	$225,728	$231,421
Cost of sales	154,238	153,310
Gross profit	71,490	78,111
Selling, general, and administrative expenses	55,160	52,015
Restructuring expense	463	136
Operating income	15,867	25,960
Interest expense	(2,708)	(2,784)
Other income, net	3,019	325
Foreign exchange income/(expense)	416	(420)
Income before income taxes	16,594	23,081
Income tax expense/(benefit)	(3,382)	5,660
Net income	$19,976	$17,421
Less: Net income attributable to noncontrolling interests	(181)	(464)
Net income attributable to Franklin Electric Co., Inc.	$19,795	$16,957
Income per share:
Basic	$0.41	$0.35
Diluted	$0.41	$0.35
Dividends per common share	$0.0900	$0.0775

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	First Quarter Ended
(In thousands)	April 4, 2015	March 29, 2014

Net income	$19,976	$17,421
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(27,882)	2,178
Employee benefit plan activity	987	745
Other comprehensive income/(loss)	(26,895)	2,923
Income tax related to items of other comprehensive income	(333)	(257)
Other comprehensive income/(loss), net of tax	(27,228)	2,666
Comprehensive income/(loss)	(7,252)	20,087
Comprehensive income/(loss) attributable to noncontrolling interest	(170)	326
Comprehensive income/(loss) attributable to Franklin Electric Co., Inc.	$(7,082)	$19,761

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	April 4, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$69,593	$59,141
Receivables, less allowances of $3,310 and $3,212, respectively	155,087	143,787
Inventories:
Raw material	94,767	88,961
Work-in-process	19,319	19,148
Finished goods	107,410	112,419
Total inventories	221,496	220,528
Deferred income taxes	15,055	8,364
Other current assets	38,387	37,719
Total current assets	499,618	469,539

Property, plant, and equipment, at cost:
Land and buildings	122,780	127,782
Machinery and equipment	229,542	234,617
Furniture and fixtures	38,485	39,001
Other	18,644	20,539
Property, plant, and equipment, gross	409,451	421,939
Less: Allowance for depreciation	(211,272)	(212,153)
Property, plant, and equipment, net	198,179	209,786
Asset held for sale	2,041	2,405
Deferred income tax	3,313	3,899
Intangible assets, net	153,533	160,314
Goodwill	204,108	208,828
Other assets	19,965	21,116
Total assets	$1,080,757	$1,075,887

	April 4, 2015	January 3, 2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59,143	$70,806
Deferred tax liability	637	637
Accrued expenses and other current liabilities	57,436	94,782
Income taxes	1,096	788
Current maturities of long-term debt and short-term borrowings	103,237	34,092
Total current liabilities	221,549	201,105
Long-term debt	143,189	143,695
Deferred income taxes	43,915	45,568
Employee benefit plans	55,989	58,709
Other long-term liabilities	20,784	21,407

Commitments and contingencies (see Note 16)	—	—

Redeemable noncontrolling interest	6,335	6,420

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (47,627 and 47,594, respectively)	4,763	4,759
Additional capital	211,187	207,446
Retained earnings	505,697	492,548
Accumulated other comprehensive loss	(134,790)	(107,913)
Total shareowners' equity	586,857	596,840
Noncontrolling interest	2,139	2,143
Total equity	588,996	598,983
Total liabilities and equity	$1,080,757	$1,075,887

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter Ended
(In thousands)	April 4, 2015	March 29, 2014

Cash flows from operating activities:
Net income	$19,976	$17,421
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,840	8,847
Share-based compensation	2,354	1,392
Deferred income taxes	(6,540)	(214)
Loss on disposals of plant and equipment	46	5
Realized gain on share purchase liability	(2,723)	—
Foreign exchange expense/(income)	(416)	420
Excess tax from share-based payment arrangements	(515)	(1,448)
Changes in assets and liabilities, net of acquisitions:
Receivables	(17,901)	(31,451)
Inventory	(7,360)	(31,408)
Accounts payable and accrued expenses	(18,081)	8,408
Income taxes	292	1,117
Employee benefit plans	(9)	(2,551)
Other, net	221	(5,918)
Net cash flows from operating activities	(21,816)	(35,380)
Cash flows from investing activities:
Additions to property, plant, and equipment	(4,205)	(8,172)
Proceeds from sale of property, plant, and equipment	8	1,592
Cash paid for acquisitions, net of cash acquired	(3,616)	—
Cash paid for minority equity investments	—	(2,449)
Net cash flows from investing activities	(7,813)	(9,029)
Cash flows from financing activities:
Proceeds from issuance of debt	77,918	21,191
Repayment of debt	(9,105)	(6,550)
Proceeds from issuance of common stock	883	635
Excess tax from share-based payment arrangements	515	1,448
Purchases of common stock	(2,288)	(1,581)
Dividends paid	(4,283)	(3,709)
Share purchase liability payment	(20,200)	—
Net cash flows from financing activities	43,440	11,434
Effect of exchange rate changes on cash	(3,359)	559
Net change in cash and equivalents	10,452	(32,416)
Cash and equivalents at beginning of period	59,141	134,553
Cash and equivalents at end of period	$69,593	$102,137

	First Quarter Ended
	April 4, 2015	March 29, 2014
Cash paid for income taxes, net of refunds	$3,210	$7,905
Cash paid for interest	$2,755	$3,002

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$221	$610
Payable to seller of Bombas Leao	$267	$—

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of January 3, 2015, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of April 4, 2015, and for the first quarters ended April 4, 2015 and March 29, 2014, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the first quarter ended April 4, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2016. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended January 3, 2015.

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. The amendments affect both the variable interest entity and voting interest entity consolidation models. The need to assess an entity under a different consolidation model may change previous consolidation conclusions. The standard is effective for both interim and annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company has adopted this standard with no impact on the Company's consolidated financial position, results of operations, or cash flows.

Accounting Standards Issued But Not Yet Adopted
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. The ASU will be effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company is still in the process of analyzing the effect of this new standard to determine the impact on the Company's consolidated financial position, results of operations, and cash flows.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. However, on April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB's due process requirement, which includes a period for public comments. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the new ASU. The Company is still in the process of analyzing the effect of this new standard to determine the impact on the Company's consolidated financial position, results of operations, and cash flows.

3. ACQUISITIONS
In 2012, the Company acquired a controlling interest in Pioneer Pump Holdings, Inc. ("PPH"). Pursuant to the terms of the 2012 stock purchase agreement, the remaining 29.5 percent noncontrolling interest was recorded at $22.9 million and accounted for as a share purchase liability. During the first quarter of 2015, the Company purchased the remaining 29.5 percent of outstanding shares of PPH for $20.2 million, increasing the Company's ownership in PPH to 100 percent. The purchase was considered the settlement of a financing obligation, and the resulting $2.7 million gain is recorded in the Company's condensed consolidated statements of income in the "Other income, net" line.

Transaction costs for all acquisition related activity were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs included in selling, general, and administrative expenses in the Company’s condensed consolidated statements of income were $0.1 million for the first quarters ended April 4, 2015 and March 29, 2014.

4. REDEEMABLE NONCONTROLLING INTERESTS
On May 2, 2011, the Company completed the acquisition of 80 percent of Impo. In 2014, the Company redeemed 10 percent of the noncontrolling interest of Impo, increasing the Company's ownership to 90 percent. The noncontrolling interest holders have the option, which is embedded in the noncontrolling interest, to require the Company to redeem their ownership interests. The combination of a noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest.

The Company uses the interest method to accrete changes in the anticipated redemption value of the Impo redeemable noncontrolling interest over an amortization period to the earliest projected redemption date. Accretion adjustments for the first quarter ended April 4, 2015 were $0.1 million. No adjustments were necessary for the first quarter ended March 29, 2014. These adjustments were reflected in the computation of earnings per share using the two-class method.

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of April 4, 2015 and January 3, 2015, the assets measured at fair value on a recurring basis were as set forth in the table below.

(In millions)	April 4, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.1	$3.1	$—	$—

	January 3, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5.4	$5.4	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

Total debt, including current maturities, have carrying amounts of $245.8 million and $177.2 million and estimated fair values of $259.7 million and $191.1 million as of April 4, 2015 and January 3, 2015, respectively. The fair value assumed floating rate debt was valued at par. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

As of April 4, 2015, the Company had $2.0 million of assets held for sale recorded at carrying value in the Water Systems segment relating to a facility in Brazil.

6. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. During February 2014, the Company entered into a share swap transaction agreement ("the swap") to mitigate the Company’s exposure to these fluctuations in the Company's stock price. The Company renewed the swap agreement in February 2015. The swap was not designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. The swap has a notional value based on

147,750 shares. For the first quarters ended April 4, 2015 and March 29, 2014, the swap resulted in losses of $0.1 million and $0.2 million, respectively. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

7. OTHER ASSETS
The Company has equity interests in various companies for strategic purposes. The investments are accounted for under the equity method and are included in the “Other assets” line on the Company’s condensed consolidated balance sheet. The carrying amount of the investments are adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments are not considered material to the Company’s financial position, neither individually nor in the aggregate. The Company’s proportionate share of earnings from its equity interests, included in the "Other income, net" line of the Company's condensed consolidated statements of income, was immaterial for the first quarters ended April 4, 2015 and March 29, 2014.

8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	April 4, 2015		January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.5	$(6.1)	$7.6	$(6.1)
Supply agreements	4.4	(4.4)	4.4	(4.4)
Technology	7.5	(4.4)	7.5	(4.3)
Customer relationships	137.1	(37.6)	140.2	(36.5)
Software	2.7	(1.7)	2.9	(1.7)
Other	1.0	(1.0)	1.2	(1.2)
Total	$160.2	$(55.2)	$163.8	$(54.2)
Unamortized intangibles:
Trade names	48.5	—	50.7	—
Total intangibles	$208.7	$(55.2)	$214.5	$(54.2)

Changes in carrying values for intangible assets are primarily attributed to the impact of foreign exchange for the first quarter ended April 4, 2015.

Amortization expense related to intangible assets for the first quarters ended April 4, 2015 and March 29, 2014 was $2.2 million and $2.0 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2015	2016	2017	2018	2019
	$8.7	$8.7	$8.5	$8.5	$8.2

The change in the carrying amount of goodwill by reporting segment for the first quarter ended April 4, 2015, is as follows:

(In millions)
	Water Systems	Fueling Systems	Consolidated
Balance as of January 3, 2015	$145.3	$63.5	$208.8
Acquisitions	0.1	—	0.1
Foreign currency translation	(4.6)	(0.2)	(4.8)
Balance as of April 4, 2015	$140.8	$63.3	$204.1

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of April 4, 2015, the Company maintained two domestic pension plans and three German pension plans. The Company used a January 3, 2015 measurement date for these plans. One of the Company's domestic pension plans covers two management employees, while the other domestic plan covers all other eligible employees. The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension and postretirement plans for the first quarters ended April 4, 2015 and March 29, 2014, respectively:

(In millions)	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Service cost	$0.3	$0.3	$—	$—
Interest cost	1.8	2.0	0.1	0.1
Expected return on assets	(2.5)	(2.6)	—	—
Amortization of prior service cost	—	—	0.1	0.1
Amortization of loss	0.8	0.6	0.1	—
Net periodic benefit cost	$0.4	$0.3	$0.3	$0.2
Settlement cost	0.3	0.2	—	—
Total net periodic benefit cost	$0.7	$0.5	$0.3	$0.2

In the first quarter ended April 4, 2015, the Company made contributions of $0.8 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2015 will be finalized September 15, 2015, based upon the plan's year-end valuation at January 3, 2015, and the funding level required for the plan year ended January 3, 2015.

10. INCOME TAXES
The effective tax rate continues to be lower than the U.S. statutory rate of 35.0 percent primarily due to the indefinite reinvestment of foreign earnings taxed at rates below the U.S. statutory rate, recognition of U.S and foreign tax credits and discrete items in the quarter.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its operations as well as cash on hand and available credit. In addition, the Company redeemed the minority shareholdings of a subsidiary during the first quarter. This transaction resulted in the recording of tax benefits in the first quarter of $7.3 million from the reversal of related deferred tax liabilities along with an additional $1.0 million current benefit related to the gain of the mandatory share purchase liability included in the "Other income, net" line in the Company’s condensed consolidated statements of income.

11. DEBT
Debt consisted of the following:

(In millions)	April 4, 2015	January 3, 2015
Prudential Agreement - 5.79 percent	$150.0	$150.0
Tax increment financing debt	23.2	23.7
Revolver	69.9	—
Capital leases	0.6	0.6
Foreign subsidiary debt	2.7	3.5
	246.4	177.8
Less current maturities	(103.2)	(34.1)
Long-term debt	$143.2	$143.7

During the first quarter ended April 4, 2015, a portion of the Revolver borrowing (the "Credit Agreement") was used for working capital needs.

On May 5, 2015, the Company executed the following agreements:  Amendment No. 6 to the Prudential Agreement; Amendment No. 3 to the Credit Agreement; and Amendment No. 1 to the Bond Purchase and Loan Agreement. Each of those agreements provides for debt repayment guarantees from certain Company subsidiaries and waives certain non-financial covenants related to subsidiary guarantees.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$245.8	$102.9	$31.1	$31.1	$31.4	$31.1	$18.2
Capital leases	0.6	0.3	0.1	0.1	0.1	—	—
	$246.4	$103.2	$31.2	$31.2	$31.5	$31.1	$18.2

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

The following table sets forth the computation of basic and diluted earnings per share:

	First Quarter Ended
(In millions, except per share amounts)	April 4, 2015	March 29, 2014
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$19.8	$17.0
Less: Undistributed earnings allocated to participating securities	0.2	0.3
Less: Undistributed earnings allocated to redeemable noncontrolling interest	0.1	—
	$19.5	$16.7
Denominator:
Basic
Weighted average common shares	47.6	47.7
Diluted
Effect of dilutive securities:
Non-participating employee incentive stock options and performance awards	0.5	0.6
Adjusted weighted average common shares	48.1	48.3
Basic earnings per share	$0.41	$0.35
Diluted earnings per share	$0.41	$0.35
Anti-dilutive stock options	0.2	—

13. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the first quarter ended April 4, 2015:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of January 3, 2015	$4,759	$207,446	$492,548	$(56,124)	$(51,789)	$2,143	$598,983	$6,420
Net income			19,795			150	19,945	31
Adjustment to Impo redemption value			(81)				(81)	81
Dividends on common stock			(4,283)				(4,283)
Common stock issued	5	878					883
Common stock repurchased or received for stock options exercised	(6)		(2,282)				(2,288)
Share-based compensation	5	2,349					2,354
Tax benefit of stock options exercised		514					514
Currency translation adjustment					(27,531)	(154)	(27,685)	(197)
Pension liability, net of tax				654			654
Balance as of April 4, 2015	$4,763	$211,187	$505,697	$(55,470)	$(79,320)	$2,139	$588,996	$6,335

14. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the first quarters ended April 4, 2015 and March 29, 2014, are summarized below:

(In millions)
For the first quarter ended April 4, 2015:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Total
Balance as of January 3, 2015	$(51.8)	$(56.1)		$(107.9)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(27.8)	—		(27.8)
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(27.8)	—		(27.8)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	1.0	(1)	1.0
Income tax expense	—	(0.4)		(0.4)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	0.6		0.6
Net current period other comprehensive income/(loss), net of income taxes	(27.8)	0.6		(27.2)
Other comprehensive income/(loss) attributable to noncontrolling interest	(0.3)	—		(0.3)
Balance as of April 4, 2015	$(79.3)	$(55.5)		$(134.8)

For the first quarter ended March 29, 2014:
Balance as of December 28, 2013	$(16.0)	$(38.7)		$(54.7)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	2.1	—		2.1
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	2.1	—		2.1
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	0.7	(1)	0.7
Income tax expense	—	(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	0.4		0.4
Net current period other comprehensive income/(loss), net of income taxes	2.1	0.4		2.5
Other comprehensive income/(loss) attributable to noncontrolling interest	(0.3)	—		(0.3)
Balance as of March 29, 2014	$(13.6)	$(38.3)		$(51.9)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 9 for additional details) and is included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income.

15. SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

	First Quarter Ended
(In millions)	April 4, 2015	March 29, 2014
	Net sales to external customers
Water Systems	$179.2	$184.6
Fueling Systems	46.5	46.8
Other	—	—
Consolidated	$225.7	$231.4

	First Quarter Ended
	April 4, 2015	March 29, 2014
	Operating income (loss)
Water Systems	$19.4	$29.2
Fueling Systems	9.6	9.1
Other	(13.1)	(12.3)
Consolidated	$15.9	$26.0

	April 4, 2015	January 3, 2015
	Total assets
Water Systems	$761.6	$757.5
Fueling Systems	251.6	252.7
Other	67.6	65.7
Consolidated	$1,080.8	$1,075.9

Property, plant, and equipment is the major asset group in "Other" of total assets at April 4, 2015 and January 3, 2015.

16. COMMITMENTS AND CONTINGENCIES
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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. On July 16, 2014, CARB appealed and filed its brief in support of the appeal. The Company filed its response brief on December 23, 2014 and CARB filed its reply brief on February 2, 2015. The case is now with the California Court of Appeals to either make a ruling on these briefs or schedule an oral argument. The Company has not been notified regarding the status of this matter at this time.

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

At April 4, 2015, the Company had $12.0 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the first quarter ended April 4, 2015, are as follows:

(In millions)
Balance as of January 3, 2015	$9.4
Accruals related to product warranties	1.4
Reductions for payments made	(2.1)
Balance as of April 4, 2015	$8.7

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first quarters ended April 4, 2015 and March 29, 2014, are as follows:

	April 4, 2015	March 29, 2014
Risk-free interest rate	1.59%	1.68%
Dividend yield	0.95%	0.70%
Volatility factor	0.379	0.387
Expected term	5.5 years	5.6 years
Forfeiture rate	3.67%	3.81%

There were 184,706 and 92,946 stock options granted during the first quarters ended April 4, 2015 and March 29, 2014.

A summary of the Company’s outstanding stock option activity and related information for the first quarters ended April 4, 2015 and March 29, 2014, is as follows:

(Shares in thousands)	April 4, 2015		March 29, 2014
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,397	$21.17	1,476	$19.01
Granted	185	36.67	93	43.27
Exercised	(46)	19.36	(34)	18.57
Forfeited	—	—	(2)	26.95
Outstanding at end of period	1,536	$23.09	1,533	$20.48
Expected to vest after applying forfeiture rate	1,511	$22.86	1,511	$20.31
Vested and exercisable at end of period	1,124	$18.75	1,070	$16.34

A summary of the weighted-average remaining contractual term and aggregate intrinsic value for the first quarter ended April 4, 2015 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.87 years	$23,421
Expected to vest after applying forfeiture rate	5.82 years	$23,365
Vested and exercisable at end of period	4.77 years	$21,781

The total intrinsic value of options exercised was $0.8 million during the first quarters ended April 4, 2015 and March 29, 2014.

As of April 4, 2015, there was $2.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 2012 Stock Plan and the 2009 Stock Plan. That cost is expected to be recognized over a weighted-average period of 3.03 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the first quarters ended April 4, 2015 and March 29, 2014, is as follows:

(Shares in thousands)	April 4, 2015		March 29, 2014
Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	554	$32.72	551	$24.75
Awarded	120	36.67	172	43.37
Vested	(74)	25.01	(110)	15.75
Forfeited	—	—	(56)	27.81
Non-vested at end of period	600	$34.47	557	$31.96

As of April 4, 2015, there was $11.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.70 years.

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

Costs incurred in the first quarter ended April 4, 2015, included in the “Restructuring expense” line of the Company's condensed consolidated statements of income, are as follows:

	First Quarter Ended
	April 4, 2015
(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$—	$0.2	$—	$0.2
Equipment relocation	0.1	—	—	0.1
Other	0.2	—	—	0.2
Total	$0.3	$0.2	$—	$0.5

Restructuring expenses, relating primarily to severance for the first quarter ended March 29, 2014, were approximately $0.1 million.
As of April 4, 2015, there was $6.4 million in restructuring reserves primarily for severance. As of March 29, 2014, there were no restructuring reserves.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2015 vs. First Quarter 2014

OVERVIEW

Sales in the first quarter of 2015 decreased from the first quarter last year.  The sales decrease was primarily due to the negative impact of foreign currency translation. The Company's consolidated gross profit was $71.5 million for the first quarter of 2015, a decrease of $6.6 million or about 8 percent from the prior year’s first quarter. The gross profit as a percent of net sales decreased 210 basis points to 31.7 percent in 2015 from 33.8 percent in first quarter of 2014. Reported earnings per share of $0.41 were positively impacted by the purchase of the remaining minority shares of Pioneer Pump that was completed in the quarter and resulted in the realization of certain tax benefits and other income.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first quarter of 2015 were $225.7 million, a decrease of $5.7 million or about 2 percent compared to 2014 first quarter sales of $231.4 million.  The incremental impact of sales from acquired businesses was $8.9 million or about 4 percent.  Sales revenue decreased by $16.5 million or about 7 percent in the first quarter of 2015 due to foreign currency translation. The sales change in the first quarter of 2015, excluding acquisitions and foreign currency translation, was an increase of $1.9 million or about 1 percent.

	Net Sales
(In millions)	Q1 2015	Q1 2014	2015 v 2014
Water Systems	$179.2	$184.6	$(5.4)
Fueling Systems	46.5	46.8	(0.3)
Consolidated	$225.7	$231.4	$(5.7)

Net Sales-Water Systems
Water Systems revenues were $179.2 million in the first quarter 2015, a decrease of $5.4 million or about 3 percent versus the first quarter 2014 sales of $184.6 million. Sales from businesses acquired since the first quarter of 2014 were $8.8 million or about 5 percent. Water Systems sales were reduced by $13.8 million or about 8 percent in the quarter due to foreign currency translation. Water Systems sales were flat, excluding acquisitions and foreign currency translation, in the first quarter of 2015 versus the first quarter of 2014.

Water Systems sales in the U.S. and Canada represented 35 percent of consolidated sales and declined by about 10 percent compared to the prior year. Water Systems sales were reduced by $1.1 million or about 1 percent in the quarter due to foreign currency translation. Sales of mobile pumping equipment in the U.S. and Canada declined by about 50 percent in the first quarter of 2015 compared to the prior year first quarter due primarily to reduced demand in the oil and gas end markets. Sales of ground water pumping equipment declined by 6 percent and sales of surface water pumping equipment increased by about 4 percent in the U.S. and Canada compared to the first quarter 2014.

Water Systems sales in Latin America were about 16 percent of consolidated sales for the first quarter and grew by about 21 percent compared to the first quarter of the prior year. Sales from businesses acquired since the first quarter of 2014 were $6.3 million or about 21 percent. Water Systems sales were reduced by $4.8 million or about 16 percent in the quarter due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, Latin American sales increased by about 16 percent compared to the first quarter 2014. The strong growth in sales was led by a 45 percent increase in sales in Mexico and continued double digit sales growth in Brazil.

Water Systems sales in the Middle East and Africa were about 12 percent of consolidated sales and decreased by about 3 percent compared to the first quarter 2014. Water Systems sales were reduced by about 7 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, sales increased by about 4 percent compared to the first quarter 2014. The growth was driven by strong sales of groundwater pumping equipment sold under both the Impo and Franklin Electric brand names in Central and Southern Africa as well as Turkey, offset by weakness in North Africa and the Middle East due to increased political unrest.

Water Systems sales in the Asia Pacific region were 8 percent of consolidated sales and were up about 4 percent compared to the first quarter prior year. Sales from businesses acquired since the first quarter of 2014 were $2.5 million or about 14 percent. Asia Pacific sales were reduced by about 4 percent in the quarter due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, Asia Pacific sales decreased by about 5 percent compared to the first quarter 2014. The Asia Pacific region experienced a slowdown of sales in several end markets as customers deferred purchases due to the higher cost of U.S. dollar sourced product that resulted from the strengthening of the U.S. dollar against local currencies.

Water Systems sales in Europe were about 8 percent of consolidated sales and decreased by about 11 percent compared to the first quarter 2014. The impact of foreign currency translation decreased sales by about 26 percent compared to the first quarter 2014. Excluding the impact of foreign currency translation, European sales were up about 15 percent to the first quarter 2014 due to strong motor and pump sales.

Net Sales-Fueling Systems
Fueling Systems sales were $46.5 million in the first quarter 2015, a decrease of $0.3 million or about 1 percent versus the first quarter 2014 sales of $46.8 million. Sales from businesses acquired since the first quarter of 2014 were $0.1 million. Fueling Systems sales were decreased by $2.7 million or 6 percent in the quarter due to foreign currency translation. Fueling Systems sales growth, excluding acquisitions and foreign currency translation, was about 5 percent. Fueling Systems sales growth was primarily from fuel management systems and pressure pumping systems partially offset by a decline in sales of dispensing systems and storage tanks.

Cost of Sales
Cost of sales as a percentage of net sales for the first quarters of 2015 and 2014 was 68.3 percent and 66.2 percent, respectively. Correspondingly, the gross profit margin decreased to 31.7 percent from 33.8 percent, a 210 basis point decline. The Company’s consolidated gross profit was $71.5 million for the first quarter of 2015, a decrease of $6.6 million, or about 8 percent, from the first quarter of 2014 gross profit of $78.1 million. The gross profit decrease was primarily due to foreign currency translation and reduced sales of Pioneer branded equipment for the oil and gas industry. Additionally, gross profit decreased due to higher fixed cost and higher raw material costs due to the increased cost of U.S. dollar sourced products in advance of offsetting price increases, partially offset by lowered direct labor and variable costs.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $55.2 million in the first quarter of 2015 compared to $52.0 million in the first quarter of prior year, an increase of $3.2 million or about 6 percent. The increase in SG&A expenses from acquired businesses was $2.0 million. Excluding the acquisitions, the Company’s overall SG&A expenses in the first quarter of 2015 increased by $1.2 million or about 2 percent to prior year first quarter.

Restructuring Expenses
Restructuring expenses for the first quarter of 2015 were $0.5 million or about $0.01 impact on diluted earnings per share. Restructuring expenses were primarily for the continuing European manufacturing realignment started by the Company last year and include severance expenses and other miscellaneous manufacturing realignment activities. Restructuring expenses for the first quarter of 2014 were $0.1 million and had no impact on diluted earnings per share. Restructuring expenses were primarily severance expenses and other miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $15.9 million in the first quarter of 2015, down $10.1 million or about 39 percent from $26.0 million in the first quarter of 2014.

	Operating income (loss)
(In millions)	Q1 2015	Q1 2014	2015 v 2014
Water Systems	$19.4	$29.2	$(9.8)
Fueling Systems	9.6	9.1	0.5
Other	(13.1)	(12.3)	(0.8)
Consolidated	$15.9	$26.0	$(10.1)

There were specific items in the first quarters of 2015 and 2014 that impacted operating income that were not operational in nature.  In the first quarter of 2015, there were two such items: $0.5 million of restructuring charges and $0.3 million in higher pension cost related to a CEO who retired in May 2014. In the first quarter of 2014, there were two such items: $0.1 million of restructuring charges and $0.1 million for acquisition related activities.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(In millions)	For the First Quarter 2015
	Water	Fueling	Other	Consolidated
Reported Operating Income	$19.4	$9.6	$(13.1)	$15.9
% Operating Income To Net Sales	10.8%	20.6%		7.0%

Non-GAAP Adjustments:
Restructuring	$0.3	$0.2	$—	$0.5
Non-GAAP	$—	$—	$0.3	$0.3
Operating Income after Non-GAAP Adjustments	$19.7	$9.8	$(12.8)	$16.7
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	11.0%	21.1%		7.4%

	For the First Quarter 2014
	Water	Fueling	Other	Consolidated
Reported Operating Income	$29.2	$9.1	$(12.3)	$26.0
% Operating Income To Net Sales	15.8%	19.4%		11.2%

Non-GAAP Adjustments:
Restructuring	$0.1	$—	$—	$0.1
Non-GAAP	$—	$0.1	$—	$0.1
Operating Income after Non-GAAP Adjustments	$29.3	$9.2	$(12.3)	$26.2
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	15.9%	19.7%		11.3%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $19.7 million in the first quarter 2015, down $9.6 million versus the first quarter 2014. The first quarter operating income margin after non-GAAP adjustments was 11.0 percent, down 490 basis points from 15.9 percent in the first quarter of 2014. Operating income after non-GAAP adjustments decreased in Water Systems primarily due to foreign currency translation and reduced sales of Pioneer branded equipment for the oil and gas industry. The strengthening U.S. dollar also lowered margins in foreign business units due to the increased cost of U.S. dollar sourced products in advance of offsetting price increases. Additionally, higher promotional activity in the U.S. contributed to the decline in operating income and operating margins.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was a record $9.8 million in the first quarter of 2015 compared to $9.2 million after non-GAAP adjustments in the first quarter of 2014, an increase of about 7 percent. The first quarter operating income margin after non-GAAP adjustments was 21.1 percent, an increase of 140 basis points from the 19.7 percent of net sales in the first quarter of 2014. The increase was driven by a positive product sales mix.

Operating Income-Other

Operating income-other is composed primarily of unallocated general and administrative expenses.

Interest Expense
Interest expense for the first quarters of 2015 and 2014 was $2.7 million and $2.8 million, respectively.

Other Income or Expense
Other income or expense was income of $3.0 million in the first quarter of 2015 and income of $0.3 million in the first quarter of 2014.  Included in other income in the first quarter of 2015 was interest income of $0.2 million, primarily derived from the investment of cash balances in short-term securities. The Company also realized a gain on the settlement of the share purchase liability related to Pioneer Pump in the first quarter of this year of about $2.7 million. Included in other income in the first quarter of 2014 was interest income of $0.4 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a gain of $0.4 million for the first quarter of 2015, primarily due to the euro.  Foreign currency-based transactions produced a loss of $0.4 million for the first quarter of 2014, primarily due to the Canadian dollar.

Income Taxes
The provision for income taxes in the first quarters of 2015 and 2014 was a credit of $(3.4) million and expense of $5.7 million, respectively. The effective tax rate for the first quarter of 2015 was about negative 20 percent and, before the impact of discrete events, was about 27 percent. Discrete adjustments during the first quarter of 2015 were the reversal of a deferred tax liability created in 2012 when the Company acquired the controlling interest in the Pioneer subsidiary and realized a gain on the then equity investment in Pioneer. This first quarter tax benefit of about $4.8 million was treated as a non-GAAP adjustment. Because in 2012, the gain was treated as a non-GAAP adjustment, the Company is now consistently treating the reversal of the tax liability related to that gain as a non-GAAP adjustment and reducing reported Earnings per Share in the first quarter of 2015 by $0.10 cents. The Company also realized a gain on the settlement of the share purchase liability in the first quarter of this year of about $2.7 million which is included in ‘Other income’. The transaction to acquire the remaining minority shares of Pioneer Pump also resulted in other tax benefits of about $2.5 million, which were expensed through the Company’s earnings in prior years as well as a current period tax benefit of about $1.0 million related to the 2015 gain. The Company’s tax rate as a percentage of pre-tax earnings for the second quarter of 2015 is projected to be about 27 percent, flat to the second quarter of 2014 tax rate, before discrete adjustments. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand, and available credit.

Net Income
Net income for the first quarter of 2015 was $20.0 million compared to the prior year first quarter net income of $17.4 million.  Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2015 was $19.8 million, or $0.41 per diluted share, compared to the prior year first quarter net income attributable to Franklin Electric Co., Inc. of $17.0 million or $0.35 per diluted share. Earnings after non-GAAP adjustments for the first quarter of 2015 were $15.2 million, or $0.32 per diluted share, compared to the prior year first quarter earnings after non-GAAP adjustments of $16.9 million or $0.35 per diluted share.

There were specific items in the first quarters of 2015 and 2014 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the First Quarter Ended
(In millions)	2015	2014	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$19.8	$17.0	16%
Allocated Undistributed Earnings	$(0.3)	$(0.3)
Adjusted Earnings for EPS Calculations	$19.5	$16.7	17%
Non-GAAP adjustments, before tax:
Restructuring	$0.5	$0.1
Non-GAAP items	$0.3	$0.1
Pioneer tax benefits on equity gain	$(4.8)	$—

Non-GAAP adjustments, net of tax:
Restructuring	$0.3	$0.1
Non-GAAP items	$0.2	$0.1
Pioneer tax benefits on equity gain	$(4.8)	$—
Net Income attributable to Franklin Electric Co., Inc. after Non-GAAP Adjustments (Adjusted Net Income)	$15.2	$16.9	(10)%

Earnings Per Share Before and After Non-GAAP Adjustments	For the First Quarter Ended
(In millions, except per share data)	2015	2014	Change
Average Fully Diluted Shares Outstanding	48.1	$48.3	—%

Fully Diluted Earnings Per Share ("EPS") Reported	$0.41	$0.35	17%

Restructuring per Share, net of tax	$0.01	$—
Non-GAAP items	$—	$—
Pioneer tax benefits on equity gain	$(0.10)

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.32	$0.35	(9)%

CAPITAL RESOURCES AND LIQUIDITY
The Company's primary sources of liquidity are cash on hand, cash from operations, revolving credit agreement, and long-term debt funds available.

On December 31, 2012, the Company, Allen County, Indiana and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project).” The aggregate principal amount of the Project Bonds that were issued and authenticated was limited to $25.0 million. Interest and principal balance of the Project Bonds are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10, 2033.

The Company also has an amended and restated uncommitted note purchase and private shelf agreement (the “Prudential Agreement”) in the amount of $200.0 million, with $150.0 million of notes issued thereunder. The Company has scheduled principal payments under the Prudential Agreement beginning in 2015 at which time it amortizes for 5 years at an amount of $30.0 million per year. As of April 4, 2015, the Company had $50.0 million borrowing capacity under the Prudential Agreement.

In addition, the Company has a committed, unsecured, revolving credit agreement maturing on December 14, 2016 (the “Credit Agreement”) in the amount of $150.0 million. As of April 4, 2015, the Company had $75.1 million borrowing capacity under the Credit Agreement as $5.0 million in letters of commercial and standby letters of credit were outstanding and undrawn and $69.9 million of revolver borrowing was drawn and outstanding at the end of the quarter. There were no other outstanding borrowings as of April 4, 2015 on the Credit Agreement.

The Credit Agreement, the Prudential Agreement, and the Project Bonds contain customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Credit Agreement, the Prudential Agreement, and the Project Bonds, but only if the Company is defaulting on an obligation exceeding $10.0 million. On May 5, 2015, the Company executed the following agreements:  Amendment No. 6 to the Prudential Agreement; Amendment No. 3 to the Credit Agreement; and Amendment No. 1 to the Bond  Purchase and Loan Agreement. Each of those agreements provides for debt repayment guarantees from certain Company subsidiaries and waives certain non-financial covenants related to subsidiary guarantees. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

At April 4, 2015, the Company had $69.6 million of cash on hand at various locations worldwide. Approximately 29 percent of the cash and equivalents was in the U.S. and readily accessible. Approximately 39 percent was in Europe, and the remaining 32 percent was in South America, Asia Pacific, and other locations combined. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Cash investments worldwide are invested according to a written policy, and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority.

Net cash used by operating activities was $21.8 million for the first quarter ended April 4, 2015 compared to $35.4 million for the first quarter ended March 29, 2014. The reduction in cash used by operations during the first quarter of 2015 was primarily due to higher collections of outstanding receivables during the first quarter of 2015 compared to the first quarter of 2014. During the first quarter of 2015, the mandatory share purchase liability of $22.9 million for PPH was settled, resulting in a non-cash gain and reversal of certain deferred tax liabilities, also non-cash, both of which were adjustments to net income.

Net cash used in investing activities was $7.8 million for the first quarter ended April 4, 2015, compared to $9.0 million for the first quarter ended March 29, 2014. The decrease in cash used can be primarily attributed to decreased capital expenditures during the first quarter of 2015 compared to the first quarter of 2014.

Net cash provided by financing activities was $43.4 million for the first quarter ended April 4, 2015, compared to $11.4 million for the first quarter ended March 29, 2014. The increase in cash provided by financing activities in the first quarter of 2015 was primarily due to increased borrowings against the Credit Agreement to fund operating requirements and the payment for the PPH mandatory share purchase liability.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on

Form 10-K for the fiscal year ended January 3, 2015, and in Exhibit 99.1 thereto. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the first quarter ended April 4, 2015. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. On July 16, 2014, CARB appealed and filed its brief in support of the appeal. The Company filed its response brief on December 23, 2014 and CARB filed its Reply brief on February 2, 2015. The case is now with the California Court of Appeals to either make a ruling on those briefs or schedule an oral agreement. The Company has not been notified regarding the status of this matter at this time.

Neither of these suits has had any effect on CARB's certification of the Company's EVR System or any other products of the Company or its subsidiaries, and did not interfere with continuing sales.  CARB has never decertified the Company's EVR System and has never proposed to do so.

ITEM 1A. RISK FACTORS
Additional Risks to the Company Additional risk factors are set forth in Part 1, Item 1A, in the Company’s annual report on Form 10-K for the fiscal year ended January 3, 2015. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. The Company repurchased 50,500 shares for approximately $1.7 million under this plan during the first quarter of 2015. The maximum number of shares that may still be purchased under this plan as of April 4, 2015, is 819,193.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Repurchased
January 4 - February 7	50,500	$34.30	50,500	819,193
February 8 - March 7	—	$—	—	819,193
March 8 -April 4	—	$—	—	819,193
Total	50,500	$34.30	50,500	819,193

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: May 6, 2015	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2015	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED APRIL 4, 2015

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to the Company's Form 8-K filed on May 3, 2007)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc. (incorporated by reference to the Company's Form 8-K filed on January 16, 2015)
10.1
Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement and Waiver, dated May 5, 2015, by and among the Company, The Prudential Insurance Company, Prudential Investment Management, Inc. and others identified therein (filed herewith)

10.2
$150,000,000 Second Amended and Restated Credit Agreement, dated December 14, 2011, between the Company, Franklin Electric B.V., JP Morgan Chase, N.A., as Administrative Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 15, 2011)

10.3
Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated February 27, 2015, by and among the Company, Franklin Electric B.V., JPMorgan Chase, N.A., as Administrative Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.42 of the Company's Form 10-K for the year ended January 3, 2015)

10.4
Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated May 5, 2015, by and among the Company, Franklin Electric B.V., JPMorgan Chase, N.A., as Administrative Agent and the lenders identified therein (filed herewith)

10.5
Amendment No. 1 to Bond Purchase and Loan Agreement and Waiver, dated May 5, 2015, among the Company, The Board of Commissioners of the County of Allen, and the Bondholders referred to therein (filed herewith)

10.6
Stock Redemption Agreement, dated April 15, 2015, between the Company and Ms. Patricia Schaefer and Ms. Diane Humphrey (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 20, 2015)

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