Form 10-Q
period 2015-07-04
FRANKLIN ELECTRIC CO INC
filed 2015-08-04
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 27, 2015
$.10 par value	47,603,899 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net sales	$247,427	$284,466	$473,155	$515,887
Cost of sales	167,219	185,072	321,457	338,382
Gross profit	80,208	99,394	151,698	177,505
Selling, general, and administrative expenses	56,278	59,971	111,438	111,986
Restructuring expense	758	295	1,221	431
Operating income	23,172	39,128	39,039	65,088
Interest expense	(2,405)	(2,510)	(5,113)	(5,294)
Other income, net	1,390	871	4,409	1,196
Foreign exchange income/(expense)	(359)	328	57	(92)
Income before income taxes	21,798	37,817	38,392	60,898
Income tax expense	5,360	10,359	1,978	16,019
Net income	$16,438	$27,458	$36,414	$44,879
Less: Net income attributable to noncontrolling interests	(274)	(384)	(455)	(848)
Net income attributable to Franklin Electric Co., Inc.	$16,164	$27,074	$35,959	$44,031
Income per share:
Basic	$0.33	$0.56	$0.74	$0.91
Diluted	$0.33	$0.55	$0.74	$0.90
Dividends per common share	$0.0975	$0.0900	$0.1875	$0.1675

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net income	$16,438	$27,458	$36,414	$44,879
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(313)	2,501	(28,195)	4,679
Employee benefit plan activity	988	745	1,975	1,490
Other comprehensive income/(loss)	$675	$3,246	$(26,220)	$6,169
Income tax related to items of other comprehensive income	(334)	(257)	(667)	(514)
Other comprehensive income/(loss), net of tax	$341	$2,989	$(26,887)	$5,655
Comprehensive income	16,779	30,447	9,527	50,534
Less: Comprehensive income attributable to noncontrolling interest	224	520	54	846
Comprehensive income attributable to Franklin Electric Co., Inc.	$16,555	$29,927	$9,473	$49,688

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	July 4, 2015	January 3, 2015

ASSETS
Current assets:
Cash and cash equivalents	$63,034	$59,141
Receivables, less allowances of $3,755 and $3,212, respectively	154,133	143,787
Inventories:
Raw material	94,942	88,961
Work-in-process	18,505	19,148
Finished goods	106,481	112,419
Total inventories	219,928	220,528
Deferred income taxes	15,296	8,364
Other current assets	37,068	37,719
Total current assets	489,459	469,539

Property, plant, and equipment, at cost:
Land and buildings	122,626	127,782
Machinery and equipment	233,939	234,617
Furniture and fixtures	39,693	39,001
Other	18,731	20,539
Property, plant, and equipment, gross	414,989	421,939
Less: Allowance for depreciation	(217,816)	(212,153)
Property, plant, and equipment, net	197,173	209,786
Asset held for sale	2,056	2,405
Deferred income tax	2,335	3,899
Intangible assets, net	151,986	160,314
Goodwill	204,781	208,828
Other assets	22,075	21,116
Total assets	$1,069,865	$1,075,887

	July 4, 2015	January 3, 2015

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58,629	$70,806
Deferred tax liability	637	637
Accrued expenses and other current liabilities	62,476	94,782
Income taxes	1,376	788
Current maturities of long-term debt and short-term borrowings	37,509	34,092
Total current liabilities	160,627	201,105
Long-term debt	187,841	143,695
Deferred income taxes	44,146	45,568
Employee benefit plans	52,088	58,709
Other long-term liabilities	20,851	21,407

Commitments and contingencies (see Note 16)	—	—

Redeemable noncontrolling interest	6,401	6,420

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (47,634 and 47,594, respectively)	4,763	4,759
Additional capital	212,807	207,446
Retained earnings	513,190	492,548
Accumulated other comprehensive loss	(134,399)	(107,913)
Total shareowners' equity	596,361	596,840
Noncontrolling interest	1,550	2,143
Total equity	597,911	598,983
Total liabilities and equity	$1,069,865	$1,075,887

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014

Cash flows from operating activities:
Net income	$36,414	$44,879
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,044	18,173
Share-based compensation	3,457	5,076
Deferred income taxes	(6,111)	(790)
Loss on disposals of plant and equipment	202	40
Realized gain on share purchase liability	(2,723)	—
Foreign exchange expense/(income)	(57)	92
Excess tax from share-based payment arrangements	(811)	(1,678)
Changes in assets and liabilities, net of acquisitions:
Receivables	(16,655)	(53,359)
Inventory	(6,355)	(41,858)
Accounts payable and accrued expenses	(15,110)	8,307
Income taxes	3,874	1,404
Employee benefit plans	(3,137)	(3,595)
Other, net	(4,000)	(2,934)
Net cash flows from operating activities	7,032	(26,243)
Cash flows from investing activities:
Additions to property, plant, and equipment	(9,758)	(17,947)
Proceeds from sale of property, plant, and equipment	402	1,623
Cash paid for acquisitions, net of cash acquired	(3,761)	(29,813)
Additional consideration for prior acquisition	(267)	—
Cash paid for minority equity investments	—	(6,716)
Other, net	174	(2,275)
Net cash flows from investing activities	(13,210)	(55,128)
Cash flows from financing activities:
Proceeds from issuance of debt	181,967	68,526
Repayment of debt	(134,190)	(18,584)
Proceeds from issuance of common stock	1,240	1,184
Excess tax from share-based payment arrangements	811	1,678
Purchases of common stock	(6,218)	(6,475)
Dividends paid	(9,783)	(8,817)
Purchase of redeemable noncontrolling shares	—	(2,875)
Share purchase liability payment	(20,200)	—
Net cash flows from financing activities	13,627	34,637
Effect of exchange rate changes on cash	(3,556)	(139)
Net change in cash and equivalents	3,893	(46,873)
Cash and equivalents at beginning of period	59,141	134,553
Cash and equivalents at end of period	$63,034	$87,680

	Six Months Ended
	July 4, 2015	June 28, 2014
Cash paid for income taxes, net of refunds	$8,074	$15,944
Cash paid for interest	$5,401	$5,279

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$569	$372
Payable to seller of Bombas Leao	$24	$267

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of January 3, 2015, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of July 4, 2015, and for the second quarters and six months ended July 4, 2015 and June 28, 2014, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the second quarter and six months ended July 4, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2016. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended January 3, 2015.

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. The amendments affect both the variable interest entity and voting interest entity consolidation models. The need to assess an entity under a different consolidation model may change previous consolidation conclusions. The standard is effective for both interim and annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company has adopted this standard with no impact on the Company's consolidated financial position, results of operations, or cash flows.

Accounting Standards Issued But Not Yet Adopted
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). The ASU will change the measurement principle for inventory from the "lower of cost or market" to the "lower of cost and net realizable value." Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The ASU will be effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company is still in the process of analyzing the effect of this new standard to determine the impact on the Company's consolidated financial position, results of operations, and related disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Agreement. The ASU will require an entity's management to assess, for each annual and interim period, whether a cloud computing arrangement includes a software license. All software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. If the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The ASU will be effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company is still in the process of analyzing the effect of this new standard to determine the impact on the Company's consolidated financial position, results of operations, and related disclosures.

In April 2015, the FASB issued ASU 2015-04, Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, which allows an entity a practical expedient to measure defined benefit plan assets and obligations using the month end date that is closest to the entity's fiscal year end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if the entity has more than one plan. The ASU will be effective on a prospective basis for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. The ASU will be effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The ASU was originally effective for annual reporting periods beginning after December 15, 2016 and early adoption was not permitted. In July 2015, the FASB approved a one-year deferral on the effective date of this ASU, which will now be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the new ASU. The Company is still in the process of analyzing the effect of this new standard to determine the impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

3. ACQUISITIONS
In 2012, the Company acquired a controlling interest in Pioneer Pump Holdings, Inc. ("PPH"). Pursuant to the terms of the 2012 stock purchase agreement, the remaining 29.5 percent noncontrolling interest was recorded at $22.9 million and accounted for as a share purchase liability. During the first quarter of 2015, the Company purchased the remaining 29.5 percent of outstanding shares of PPH for $20.2 million, increasing the Company's ownership in PPH to 100 percent. The purchase was considered the settlement of a financing obligation, and the resulting $2.7 million gain was recorded in the Company's condensed consolidated statements of income in the "Other income, net" line during the first quarter of 2015.

In an agreement dated June 6, 2014, the Company acquired all of the outstanding shares of Bombas Leao S.A. ("Bombas Leao").

Goodwill increased by $0.3 million and current assets decreased by $0.3 million in the second quarter ended July 4, 2015, due to working capital adjustments. In addition, the Company paid an additional $0.3 million to the sellers of Bombas Leao during the second quarter ended July 4, 2015 to satisfy amounts previously accrued per the original purchase agreement. The final purchase price assigned to the major identifiable assets and liabilities for the Bombas Leao acquisition is as follows:

(In millions)
Assets:
Cash acquired	$1.1
Current assets	13.4
Property, plant, and equipment	6.5
Intangible assets	23.5
Goodwill	3.4
Other assets	3.1
Total assets	51.0
Liabilities	(20.0)
Total consideration paid	$31.0

The fair values of the identifiable assets, property, plant, and equipment, and liabilities are final as of the second quarter ended July 4, 2015. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation.

Transaction costs for all acquisition related activity were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs included in selling, general, and administrative expenses in the Company’s condensed consolidated statements of income were $0.2 million and $0.9 million for the six months ended July 4, 2015 and June 28, 2014, respectively.

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

The Company uses the interest method to accrete changes in the anticipated redemption value of the Impo redeemable noncontrolling interest over an amortization period to the earliest projected redemption date. Accretion adjustments were $0.1 million and $0.2 million for the second quarter and six months ended July 4, 2015, respectively, and $0.2 million for the second quarter and six months ended June 28, 2014. These adjustments were reflected in the computation of earnings per share using the two-class method.

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of July 4, 2015 and January 3, 2015, the assets measured at fair value on a recurring basis were as set forth in the table below.

(In millions)	July 4, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$1.6	$1.6	$—	$—

	January 3, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5.4	$5.4	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

Total debt, including current maturities, have carrying amounts of $225.2 million and $177.2 million and estimated fair values of $232.2 million and $191.1 million as of July 4, 2015 and January 3, 2015, respectively. The fair value assumed short-term floating rate debt was valued at par. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

As of July 4, 2015, the Company had $2.1 million of assets held for sale recorded at carrying value in the Water Systems segment relating to a facility in Brazil.

6. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. During February 2014, the Company entered into a share swap transaction agreement ("the swap") to mitigate the Company’s exposure to these fluctuations in the Company's stock price. The Company renewed the swap agreement in February 2015. The swap was not designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. As of July 4, 2015, the swap has a notional value based on 175,000 shares. For the second quarter and six months ended July 4, 2015, the swap resulted in losses of $0.9 million and $1.0 million, respectively. For the second quarter and six months ended June 28, 2014, the swap resulted in losses of $0.1 million and $0.3 million, respectively. Losses resulting from the swap were primarily offset by gains on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

7. OTHER ASSETS
The Company has equity interests in various companies for various strategic purposes. The investments are accounted for under the equity method and are included in “Other assets” on the Company’s condensed consolidated balance sheet. The carrying amount of the investments is adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments are not considered material to the Company’s financial position, neither individually nor in the aggregate. The Company’s proportionate share of earnings from its equity interests, included in the "Other income, net" line of the Company's condensed consolidated statements of income, were immaterial for the second quarter and six months ended July 4, 2015.

8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	July 4, 2015		January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.5	$(6.1)	$7.6	$(6.1)
Supply agreements	4.4	(4.4)	4.4	(4.4)
Technology	7.5	(4.6)	7.5	(4.3)
Customer relationships	137.5	(39.5)	140.2	(36.5)
Software	2.6	(1.7)	2.9	(1.7)
Other	1.0	(1.0)	1.2	(1.2)
Total	$160.5	$(57.3)	$163.8	$(54.2)
Unamortized intangibles:
Trade names	48.8	—	50.7	—
Total intangibles	$209.3	$(57.3)	$214.5	$(54.2)

Changes in carrying values for intangible assets are primarily attributed to the impact of foreign exchange for the six months ended July 4, 2015.

Amortization expense related to intangible assets for the second quarters ended July 4, 2015 and June 28, 2014 was $2.2 million and $2.1 million, respectively, and $4.4 million and $4.1 million for the six months ended July 4, 2015 and June 28, 2014, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2015	2016	2017	2018	2019
	$8.7	$8.7	$8.6	$8.6	$8.5

The change in the carrying amount of goodwill by reporting segment for the six months ended July 4, 2015, is as follows:

(In millions)
	Water Systems	Fueling Systems	Consolidated
Balance as of January 3, 2015	$145.3	$63.5	$208.8
Adjustments to prior year acquisitions	0.3	—	0.3
Foreign currency translation	(4.2)	(0.1)	(4.3)
Balance as of July 4, 2015	$141.4	$63.4	$204.8

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of July 4, 2015, the Company maintained two domestic pension plans and three German pension plans. The Company used a January 3, 2015 measurement date for these plans. One of the Company's domestic pension plans covers two management employees, while the other domestic plan covers all other eligible employees. The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the second quarters and six months ended July 4, 2015 and June 28, 2014, respectively:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$0.3	$0.4	$0.6	$0.7
Interest cost	1.8	2.1	3.6	4.1
Expected return on assets	(2.5)	(2.6)	(5.0)	(5.2)
Amortization of prior service cost	—	—	—	—
Amortization of loss	0.8	0.6	1.6	1.2
Net periodic benefit cost	$0.4	$0.5	$0.8	$0.8
Settlement cost	0.3	0.2	0.6	0.4
Total net periodic benefit cost	$0.7	$0.7	$1.4	$1.2

In the six months ended July 4, 2015, the Company made contributions of $1.3 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2015 will be finalized by September 15, 2015, based upon the plan's year-end valuation at January 3, 2015, and the funding level required for the plan year ended January 3, 2015.

The following table sets forth the aggregated net periodic benefit cost for the postretirement benefit plan for the second quarters and six months ended July 4, 2015 and June 28, 2014, respectively:

	Other Benefits
	Second Quarter Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.1	0.1	0.2	0.2
Expected return on assets	—	—	—	—
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of loss	0.1	—	0.2	—
Net periodic benefit cost	$0.3	$0.3	$0.6	$0.5
Settlement cost	—	—	—	—
Total net periodic benefit cost	$0.3	$0.3	$0.6	$0.5

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

11. DEBT
Debt consisted of the following:

(In millions)	July 4, 2015	January 3, 2015
Prudential Agreement - 5.79 percent	$120.0	$150.0
Tax increment financing debt	23.2	23.7
New York Life	75.0	—
Revolver	4.0	—
Capital leases	0.1	0.6
Foreign subsidiary debt	3.0	3.5
	$225.3	177.8
Less current maturities	(37.5)	(34.1)
Long-term debt	$187.8	$143.7

On May 5, 2015, the Company executed the following amendments: Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc.; Amendment No. 3 to the Credit Agreement; and Amendment No. 1 to the Bond Purchase and Loan Agreement. Each of those amendments provides for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees.

On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life (the "New York Life Agreement") for $150.0 million maximum aggregate principal borrowing capacity and the Company authorized the issuance of $75.0 million of floating rate senior notes due May 27, 2025. These series notes have a floating interest rate with interest-only payments due on a monthly basis. The New York Life Agreement contains customary affirmative and negative covenants and a cross default provision in the event the Company defaults on any obligation exceeding $10.0 million. As of July 4, 2015, there was $75.0 million remaining borrowing capacity under the New York Life Agreement.

On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. (the "Prudential Agreement") to increase the total borrowing capacity from $200.0 million to $250.0 million. As of July 4, 2015, $120.0 million was outstanding under the Prudential Agreement. Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity. As of July 4, 2015, the Company had $100.0 million borrowing capacity under the Prudential Agreement.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$225.2	$37.4	$31.5	$31.0	$31.0	$1.1	$93.2
Capital leases	0.1	0.1	—	—	—	—	—
	$225.3	$37.5	$31.5	$31.0	$31.0	$1.1	$93.2

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

The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$16.2	$27.1	$36.0	$44.0
Less: Undistributed earnings allocated to participating securities	0.1	0.3	0.3	0.5
Less: Undistributed earnings allocated to redeemable noncontrolling interest	0.1	0.2	0.2	0.2
	$16.0	$26.6	$35.5	$43.3
Denominator:
Basic
Weighted average common shares	47.6	47.6	47.6	47.7
Diluted
Effect of dilutive securities:
Non-participating employee incentive stock options and performance awards	0.5	0.6	0.5	0.6
Adjusted weighted average common shares	48.1	48.2	48.1	48.3
Basic earnings per share	$0.33	$0.56	$0.74	$0.91
Diluted earnings per share	$0.33	$0.55	$0.74	$0.90
Anti-dilutive stock options	0.3	0.1	0.3	0.1

13. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the six months ended July 4, 2015:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of January 3, 2015	$4,759	$207,446	$492,548	$(56,124)	$(51,789)	$2,143	$598,983	$6,420
Net income			35,959			348	36,307	107
Adjustment to Impo redemption value			(157)				(157)	157
Dividends on common stock			(8,960)				(8,960)
Common stock issued	7	1,233					1,240
Common stock repurchased	(18)		(6,200)				(6,218)
Share-based compensation	15	3,442					3,457
Tax benefit of stock options exercised		686					686
Noncontrolling dividend						(823)	(823)
Currency translation adjustment					(27,794)	(118)	(27,912)	(283)
Pension liability, net of tax				1,308			1,308
Balance as of July 4, 2015	$4,763	$212,807	$513,190	$(54,816)	$(79,583)	$1,550	$597,911	$6,401

14. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the six months ended July 4, 2015 and June 28, 2014, are summarized below:

(In millions)
For the six months ended July 4, 2015:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Total
Balance as of January 3, 2015	$(51.8)	$(56.1)		$(107.9)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(28.2)	—		(28.2)
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(28.2)	—		(28.2)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	2.0	(1)	2.0
Income tax expense	—	(0.7)		(0.7)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	1.3		1.3
Net current period other comprehensive income/(loss), net of income taxes	(28.2)	1.3		(26.9)
Other comprehensive income/(loss) attributable to noncontrolling interest	(0.4)	—		(0.4)
Balance as of July 4, 2015	$(79.6)	$(54.8)		$(134.4)

For the six months ended June 28, 2014:
Balance as of December 28, 2013	$(16.0)	$(38.7)		$(54.7)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	4.7	—		4.7
Income tax expense	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	4.7	—		4.7
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	1.5	(1)	1.5
Income tax expense	—	(0.5)		(0.5)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	1.0		1.0
Net current period other comprehensive income/(loss), net of income taxes	4.7	1.0		5.7
Other comprehensive income/(loss) attributable to noncontrolling interest	0.1	—		0.1
Balance as of June 28, 2014	$(11.4)	$(37.7)		$(49.1)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 9 for additional details) and is included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income.

15. SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

	Second Quarter Ended		Six Months Ended
(In millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	Net sales to external customers
Water Systems	$191.6	$226.7	$370.9	$411.3
Fueling Systems	55.8	57.8	102.3	104.6
Other	—	—	$—	$—
Consolidated	$247.4	$284.5	$473.2	$515.9

	Second Quarter Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	Operating income (loss)
Water Systems	$24.3	$41.7	$43.7	$71.0
Fueling Systems	12.4	13.5	22.0	22.5
Other	(13.5)	(16.1)	(26.7)	(28.4)
Consolidated	$23.2	$39.1	$39.0	$65.1

	July 4, 2015	January 3, 2015
	Total assets
Water Systems	$754.0	$757.5
Fueling Systems	250.2	252.7
Other	65.7	65.7
Consolidated	$1,069.9	$1,075.9

Property, plant, and equipment is the major asset group in "Other" of total assets as of July 4, 2015 and January 3, 2015.

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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. On July 16, 2014, CARB appealed and filed its brief in support of the appeal. The Company filed its response brief on December 23, 2014 and CARB filed its reply brief on February 2, 2015. On July 29, 2015, the Court of Appeals issued a Calendar Notice for oral argument scheduled for August 25, 2015. Both the Company and CARB have ten days to either confirm or waive the oral argument.

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

At July 4, 2015, the Company had $11.2 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the six months ended July 4, 2015, are as follows:

(In millions)
Balance as of January 3, 2015	$9.4
Accruals related to product warranties	3.7
Reductions for payments made	(3.8)
Balance as of July 4, 2015	$9.3

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the six months ended July 4, 2015 and June 28, 2014, are as follows:

	July 4, 2015	June 28, 2014
Risk-free interest rate	1.59%	1.68%
Dividend yield	0.95%	0.70%
Volatility factor	0.379	0.387
Expected term	5.5 years	5.6 years
Forfeiture rate	3.67%	3.81%

There were no stock options granted during the second quarter ended July 4, 2015. There were 22,050 stock options granted during the second quarter ended June 28, 2014.

A summary of the Company’s outstanding stock option activity and related information for the six months ended July 4, 2015 and June 28, 2014 is as follows:

(Shares in thousands)	July 4, 2015		June 28, 2014
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,397	$21.17	1,476	$19.01
Granted	185	36.67	115	42.24
Exercised	(70)	17.63	(63)	18.89
Forfeited	(2)	34.93	(3)	26.95
Expired	—	—	(16)	16.34
Outstanding at end of period	1,510	$23.22	1,509	$20.80
Expected to vest after applying forfeiture rate	1,488	$23.02	1,491	$20.63
Vested and exercisable at end of period	1,144	$19.13	1,194	$17.62

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of July 4, 2015 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.19 years	$15,597
Expected to vest after applying forfeiture rate	5.13 years	$15,588
Vested and exercisable at end of period	4.03 years	$15,291

The total intrinsic value of options exercised during the six months ended July 4, 2015 and June 28, 2014, was $1.3 million and $1.4 million, respectively.

As of July 4, 2015, there was $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 2012 Stock Plan and the 2009 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.87 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the six months ended July 4, 2015 and June 28, 2014 is as follows:

(Shares in thousands)	July 4, 2015		June 28, 2014
Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	554	$32.72	551	$24.75
Awarded	132	36.37	193	42.81
Vested	(167)	30.52	(124)	16.75
Forfeited	(9)	32.31	(59)	28.04
Non-vested at end of period	510	$34.40	$561	$32.38

As of July 4, 2015, there was $10.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.57 years.

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

Costs incurred in the second quarter and six months ended July 4, 2015, included in the “Restructuring expense” line of the Company's condensed consolidated statements of income, are as follows:

	Second Quarter Ended
	July 4, 2015
(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.1	$0.2	$—	$0.3
Equipment relocation	0.2	—	—	0.2
Other	0.3	—	—	0.3
Total	$0.6	$0.2	$—	$0.8

	Six Months Ended
	July 4, 2015
(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.1	$0.3	$—	$0.4
Equipment relocation	0.3	—	—	0.3
Other	0.5	—	—	0.5
Total	$0.9	$0.3	$—	$1.2

Restructuring expenses for the second quarter and six months ended June 28, 2014 were approximately $0.3 million and $0.4 million, respectively, primarily relating to severance.

As of July 4, 2015, there were $4.3 million of restructuring reserves. As of June 28, 2014, there were no restructuring reserves. The restructuring reserves were primarily for severance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2015 vs. Second Quarter 2014

OVERVIEW

Sales and adjusted earnings in the second quarter of 2015 decreased from the second quarter last year.  The sales decrease was primarily due to volume decreases and the negative impact of foreign currency translation. The Company's consolidated gross profit was $80.2 million for the second quarter of 2015, a decrease of $19.2 million or about 19 percent from the prior year’s second quarter.

RESULTS OF OPERATIONS

Net Sales
Net sales in the second quarter of 2015 were $247.4 million, a decrease of $37.1 million or about 13 percent compared to 2014 second quarter sales of $284.5 million.  The incremental impact of sales from acquired businesses was $8.5 million or about 3 percent.  Sales revenue decreased by $22.5 million or about 8 percent in the second quarter of 2015 due to foreign currency translation. The sales change in the second quarter of 2015, excluding acquisitions and foreign currency translation, was a decrease of $23.1 million or about 8 percent.

	Net Sales
(In millions)	Q2 2015	Q2 2014	2015 v 2014
Water Systems	$191.6	$226.7	$(35.1)
Fueling Systems	55.8	57.8	(2.0)
Consolidated	$247.4	$284.5	$(37.1)

Net Sales-Water Systems
Water Systems sales were $191.6 million in the second quarter 2015, a decrease of $35.1 million or about 15 percent versus the second quarter 2014 sales of $226.7 million. Sales from businesses acquired since the second quarter of 2014 were $8.3 million or about 4 percent. Water Systems sales were reduced by $19.5 million or about 9 percent in the quarter due to foreign currency translation. Excluding acquisitions and foreign currency translation, Water Systems sales were down about 11 percent compared to the second quarter 2014.

Water Systems sales in the U.S. and Canada represented 37 percent of consolidated sales and declined by about 25 percent compared to the prior year. Water Systems sales in the U.S and Canada were reduced by $1.4 million or about 1 percent in the quarter due to foreign currency translation. In the second quarter 2015, U.S. and Canada sales of Pioneer branded mobile dewatering equipment declined by over 60 percent, sales of groundwater pumping equipment declined by about 24 percent, and sales of surface water pumping equipment declined by about 12 percent versus the second quarter 2014. The decline in mobile dewatering equipment is primarily attributed to reduced demand in the oil and gas end markets. The decline in groundwater equipment sales is attributable primarily to the near record precipitation experienced in many key markets and across the U.S. in general during the second quarter 2015.

Additionally, demand for groundwater and surface pumping equipment declined due to excessive customer inventories that were being worked down in the second quarter. Sales of surface water pumping equipment also declined in the quarter due to lower condensate pump sales as cooler temperatures delayed the start to the HVAC season.

Water Systems sales in Latin America were about 13 percent of consolidated sales for the second quarter and declined by about 1 percent compared to the second quarter of the prior year. Sales from businesses acquired since the second quarter of 2014 were $4.1 million or about 13 percent. Water Systems sales were reduced by $6.7 million or about 21 percent in the quarter due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, Latin American sales increased by about 7 percent compared to the second quarter 2014. The growth in sales was led by increased sales in Mexico due to general improved conditions.

Water Systems sales in the Middle East and Africa were about 12 percent of consolidated sales and decreased by about 7 percent compared to the second quarter 2014. Water Systems sales were reduced by about 14 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, sales increased by about 7 percent compared to the second quarter 2014. The growth was driven by strong sales in the Gulf and Near East countries, mainly Turkey.

Water Systems sales in the Asia Pacific region were 8 percent of consolidated sales and were up about 37 percent compared to the second quarter prior year. Sales from businesses acquired since the second quarter of 2014 were $2.8 million or about 19 percent. Asia Pacific sales were reduced by about 5 percent in the quarter due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, Asia Pacific sales increased by about 24 percent compared to the second quarter 2014. The Asia Pacific region experienced strong year over year growth in Southeast Asia and Korea due to a combination of strong favorable weather and shipment timing.

Water Systems sales in Europe were about 7 percent of consolidated sales and decreased by about 27 percent compared to the second quarter 2014. The impact of foreign currency translation decreased sales by about 24 percent compared to the second quarter 2014. Excluding the impact of foreign currency translation, European sales were down about 3 percent versus the second quarter of 2014 due to lower Pioneer branded dewatering equipment sales.

Net Sales-Fueling Systems
Fueling Systems sales represented 23 percent of consolidated sales and were $55.8 million in the second quarter 2015, a decrease of $2.0 million or about 3 percent versus the second quarter 2014 sales of $57.8 million. Sales from businesses acquired since the second quarter of 2014 were $0.2 million or less than 1 percent. Fueling Systems sales decreased by $3.0 million or about 5 percent in the quarter due to foreign currency translation. Fueling Systems sales increased by $0.8 million or about 1 percent after excluding foreign currency translation.

Fueling Systems sales in the U.S. grew by about 8 percent during the quarter with most of the sales growth coming from fuel dispensing products and piping. Fueling Systems revenues declined in India and China due to the timing of tender awards made in India and the ongoing reduction in State owned oil company procurements in China. Sales also declined in Europe principally due to a reduction in the sale of storage tanks that support North Sea oil production.

Cost of Sales
Cost of sales as a percent of net sales for the second quarter of 2015 and 2014 was 67.6 percent and 65.1 percent, respectively. Correspondingly, the gross profit margin decreased to 32.4 percent from 34.9 percent, a 250 basis point decline. The gross profit margin decrease was due in large part from deleveraging of fixed costs on lower sales. The Company’s consolidated gross profit was $80.2 million for the second quarter of 2015, a decrease of $19.2 million, or about 19 percent, from the second quarter of 2014 gross profit of $99.4 million.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $56.3 million in the second quarter of 2015 compared to $60.0 million in the second quarter of prior year, a decrease of $3.7 million or about 6 percent. The increase in SG&A expenses from acquired businesses was $2.0 million. Excluding acquisitions, the Company’s overall SG&A expenses in the second quarter of 2015 decreased by $5.7 million or about 10 percent to prior year second quarter a portion of which was related to foreign exchange.

Restructuring Expenses
Restructuring expenses for the second quarter of 2015 were $0.8 million and had a $0.01 impact on diluted earnings per share and were primarily severance expenses and other miscellaneous manufacturing realignment activities. Restructuring expenses for the second quarter of 2014 were $0.3 million and had no impact on diluted earnings per share and were primarily related to severance expenses and other miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $23.2 million in the second quarter of 2015, down $15.9 million or about 41 percent from $39.1 million in the second quarter of 2014.

	Operating income (loss)
(In millions)	Q2 2015	Q2 2014	2015 v 2014
Water Systems	$24.3	$41.7	$(17.4)
Fueling Systems	12.4	13.5	(1.1)
Other	(13.5)	(16.1)	2.6
Consolidated	$23.2	$39.1	$(15.9)

There were specific items in the second quarter of 2015 and 2014 that impacted operating income that were not operational in nature.  In the second quarter of 2015 there were four such items: $0.8 million of restructuring charges, $0.5 million related to business realignment cost, primarily severance, in targeted fixed cost reduction actions, $0.3 million related to executive transition and $0.1 million for pending and completed acquisition related activities. In the second quarter of 2014 there were three such items: $0.3 million of restructuring charges, $2.5 million related to executive transition and $0.8 million for pending and completed acquisition-related activities.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(In millions)	For the Second Quarter 2015
	Water	Fueling	Other	Consolidated
Reported Operating Income	$24.3	$12.4	$(13.5)	$23.2
% Operating Income To Net Sales	12.7%	22.2%		9.4%

Non-GAAP Adjustments:
Restructuring	$0.6	$0.2	$—	$0.8
Non-GAAP	$0.5	$0.1	$0.3	$0.9
Operating Income after Non-GAAP Adjustments	$25.4	$12.7	$(13.2)	$24.9
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	13.3%	22.8%		10.1%

	For the Second Quarter 2014
	Water	Fueling	Other	Consolidated
Reported Operating Income	$41.7	$13.5	$(16.1)	$39.1
% Operating Income To Net Sales	18.4%	23.4%		13.7%

Non-GAAP Adjustments:
Restructuring	$0.3	$—	$—	$0.3
Non-GAAP	$0.4	$0.4	$2.5	$3.3
Operating Income after Non-GAAP Adjustments	$42.4	$13.9	$(13.6)	$42.7
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	18.7%	24.0%		15.0%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $25.4 million in the second quarter 2015, down $17.0 million versus the second quarter 2014. The second quarter operating income margin after non-GAAP adjustments was 13.3 percent, down 540 basis points from 18.7 percent in the second quarter of 2014. Operating income margin after non-GAAP adjustments decreased in Water Systems primarily due to fixed costs deleveraging from lower sales.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $12.7 million in the second quarter of 2015 compared to $13.9 million after non-GAAP adjustments in the second quarter of 2014, a decrease of about 9 percent. The second quarter operating income margin after non-GAAP adjustments was 22.8 percent, a decrease of 120 basis points from the 24.0 percent of net sales in the second quarter of 2014. The decrease in basis points was primarily due to deleveraging fixed costs.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  Adjusted general and administrative expenses were lower by about 3 percent primarily related to lower compensation expenses.

Interest Expense
Interest expense for the second quarter of 2015 and 2014 was $2.4 million and $2.5 million, respectively.

Other Income or Expense
Other income or expense was income of $1.4 million in the second quarter of 2015 and income of $0.9 million in the second quarter of 2014.  Included in other income in the second quarter of 2015 was minority income of $1.4 million and interest income of $0.1 million, primarily derived from the investment of cash balances in short-term securities. Included in other income in the second quarter of 2014 was interest income of $0.6 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the second quarter of 2015 of $0.4 million, primarily due to the euro relative to the U.S. dollar.  Foreign currency-based transactions produced a gain for the second quarter of 2014 of $0.3 million primarily due to the Canadian dollar which strengthened relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the second quarter of 2015 and 2014 was $5.4 million and $10.4 million, respectively. The effective tax rate before discrete adjustments for the second quarter of 2015 was about 27 percent, flat to the second quarter of 2014 tax rate before discrete adjustments. The tax rate as a percentage of pre-tax earnings for the second quarter of 2015 was about 25 percent primarily due the completion of income tax audits and the favorable resolution of matters previously under review. The average effective tax rate after discrete events for the back half of 2015 is projected to be 25 percent. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the second quarter of 2015 was $16.4 million compared to the prior year second quarter net income of $27.5 million.  Net income attributable to Franklin Electric Co., Inc. for the second quarter of 2015 was $16.2 million, or $0.33 per diluted share, compared to the prior year second quarter net income attributable to Franklin Electric Co., Inc. of $27.1 million or $0.55 per diluted share. Earnings after non-GAAP adjustments for the second quarter of 2015 were $17.0 million, or $0.35 per diluted share, compared to the prior year second quarter earnings after non-GAAP adjustments of $28.8 million or $0.60 per diluted share.

There were specific items in the second quarter of 2015 and 2014 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the Second Quarter Ended
(In millions)	2015	2014	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$16.2	$27.1	(40)%
Allocated Undistributed Earnings	$(0.2)	$(0.5)
Adjusted Earnings for EPS Calculations	$16.0	$26.6	(40)%
Non-GAAP adjustments, before tax:
Restructuring	$0.8	$0.3
Non-GAAP items	$0.9	$3.3
Pioneer tax benefits on equity gain	$—	$—

Non-GAAP adjustments, net of tax:
Restructuring	$0.5	$0.2
Non-GAAP items	$0.5	$2.0
Pioneer tax benefits on equity gain	$—	$—
Net Income attributable to Franklin Electric Co., Inc. after Non-GAAP Adjustments (Adjusted Net Income)	$17.0	$28.8	(41)%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Second Quarter Ended
(In millions, except per share data)	2015	2014	Change
Average Fully Diluted Shares Outstanding	48.1	$48.2	—%

Fully Diluted Earnings Per Share ("EPS") Reported	$0.33	$0.55	(40)%

Restructuring per Share, net of tax	$0.01	$—
Non-GAAP items	$0.01	$0.05

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.35	$0.60	(42)%

First Half of 2015 vs. First Half of 2014

OVERVIEW

Sales and earnings in the first half of 2015 were down from the same period last year.  The sales decrease was related to the negative impact of foreign currency translation on sales and volume decreases partially offset by acquisitions and price increases. The Company's consolidated gross profit was $151.7 million for the first half of 2015, a decrease of $25.8 million or about 15 percent from the first half of 2014.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first half of 2015 were $473.2 million, a decrease of $42.7 million or about 8 percent compared to 2014 first half sales of $515.9 million.  The incremental impact of sales from acquired businesses was $17.4 million or about 3 percent.  Sales revenue decreased by $39.1 million or about 7 percent in the first half of 2015 due to foreign currency translation. The sales change in the first half of 2015, excluding acquisitions and foreign currency translation, was a decrease of $21.0 million or about 4 percent.

(In millions)	YTD July 4, 2015	YTD June 28, 2014	2015 v 2014
	Net Sales
Water Systems	$370.9	$411.3	$(40.4)
Fueling Systems	102.3	104.6	(2.3)
Consolidated	$473.2	$515.9	$(42.7)

Net Sales-Water Systems
Water Systems sales were $370.9 million in the first half 2015, a decrease of $40.4 million or about 10 percent versus the first half 2014. The incremental impact of sales from acquired businesses was $17.1 million or 4 percent. Foreign currency translation rate changes decreased sales $33.4 million, or about 8 percent, compared to sales in the first half of 2014. The Water Systems sales change in the first half of 2015, excluding acquisitions and foreign currency translation, was a decrease of $24.1 million or about 6 percent.

Water Systems sales in the U.S. and Canada were 36 percent of consolidated sales and declined by about 19 percent compared to the first half of 2014. Sales revenue decreased by $2.5 million or about 1 percent in the first half of 2015 due to foreign currency translation. The sales change in the first half of 2015, excluding acquisitions and foreign currency translation, was a decrease of about 19 percent.

In the first half of 2015, U.S. and Canada sales of Pioneer branded mobile dewatering equipment declined by about 55 percent. The decline in mobile dewatering equipment is primarily attributed to reduced demand in the oil and gas end markets. Sales of groundwater pumping equipment declined by about 18 percent, and sales of surface water pumping equipment declined by about 5 percent versus the first half of 2014. The decline in groundwater equipment sales is attributable primarily to the near record precipitation experienced in many key markets and across the U.S. in general. Additionally, demand for groundwater and surface pumping equipment declined due to excessive customer inventories that were being worked down. Sales of surface water pumping equipment also declined due to lower condensate pump sales as cooler temperatures delayed the start to the HVAC season.

Water Systems sales in Latin America were about 14 percent of consolidated sales for the first half and grew by 10 percent compared to the prior year first half.  The incremental impact of sales from acquired businesses was $10.4 million or about 17 percent. Sales revenue decreased by $11.5 million or about 19 percent in the first half of 2015 due to foreign currency translation. The sales change in the first half of 2015, excluding acquisitions and foreign currency translation, was an increase of $7.2 million or about 12 percent. The growth in sales was led by increased sales in Mexico and Brazil, in local currency. This sales growth is a result of increasing demand for Franklin submersible pumps and motors, customer acceptance of the many product line upgrades that have been implemented over the past two years, and general market conditions.

Water Systems sales in the Middle East and Africa were about 12 percent of consolidated sales and declined by about 5 percent compared to the first half of 2014. Water Systems in the Middle East and Africa were reduced by $6.8 million or about 11 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, sales were up $3.6 million or about 6 percent compared to the first half of 2014. The growth was driven by strong sales of groundwater pumping equipment in Turkey.

Water Systems sales in the Asia Pacific region were 8 percent of consolidated sales and increased by about 19 percent compared to the first half of the prior year. The incremental impact of sales from acquired businesses was $5.3 million or about 16 percent. Sales revenue decreased by about 5 percent in the first half of 2015 due to foreign currency translation. The sales change in the first half of 2015, excluding acquisitions and foreign currency translation, was an increase about 8 percent. The Asia Pacific region experienced strong year over year growth in Southeast Asia and Korea.

Water Systems sales in Europe were about 7 percent of consolidated sales and declined by about 20 percent compared to the first half of 2014.  Sales in Europe in the first half of 2015 decreased by $10.9 million or about 25 percent due to foreign currency translation. Excluding the impact of foreign currency translation, European sales increased $2.1 million or about 5 percent compared to the first half of 2014.

Net Sales-Fueling Systems
Fueling Systems sales were $102.3 million or about 23 percent of consolidated sales in the first half of 2015 and decreased $2.3 million or about 2 percent from the first half of 2014. The incremental impact of sales from acquired businesses was $0.3 million or less than 1 percent. Foreign currency translation rate changes decreased sales $5.7 million or about 5 percent compared to sales in the first half of 2014. The Fueling Systems sales change in the first half of 2015, excluding foreign currency translation, was an increase of $3.1 million or about 3 percent.

Fueling Systems sales in the U.S. grew by about 7 percent during the first half with most of the sales growth coming from all product lines, especially in piping. Fueling Systems revenues declined in India and China due to the timing of tender awards made in India and the ongoing reduction in State owned oil company procurements in China. Sales also declined in Europe principally due to a reduction in the sale of storage tanks that support North Sea oil production.

Cost of Sales
Cost of sales as a percent of net sales for the first half of 2015 and 2014 was 67.9 percent and 65.6 percent, respectively. Correspondingly, the gross profit margin was 32.1 percent and 34.4 percent for both first halves. The Company's consolidated gross profit was $151.7 million for the first half of 2015, down $25.8 million from the gross profit of $177.5 million in the first half of 2014. The gross profit margin decrease was primarily due to higher raw material costs and fixed costs deleverage on lower sales.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $111.4 million in the first half of 2015 and decreased by $0.6 million or less than 1 percent in the first half of 2015 compared to $112.0 million the first half of last year. There were $1.2 million of costs included in non-GAAP adjustments (see discussion of non-GAAP adjustments below) related to executive transition, business realignment cost and pending or completed acquisitions in the first half of 2015. There were $3.3 million of costs included in non-GAAP adjustments related to executive transition and pending or completed acquisitions in the first half of 2014. After non-GAAP adjustments, SG&A expenses were $110.2 million in the first half of 2015 and increased by $1.5 million or about 1 percent in the first half of 2015 compared to $108.7 million the first half of last year. In the first half of 2015, increases in SG&A attributable to acquisitions were $4.0 million. Excluding non-GAAP adjustments and acquisitions, the Company’s overall SG&A expenses in the first half of 2015 decreased by $2.5 million or about 2 percent to prior year a portion of which was related to foreign exchange.

Restructuring Expenses
Restructuring expenses for the first half of 2015 were $1.2 million and reduced diluted earnings per share by approximately $0.02. Restructuring expenses were primarily related to the continuing European manufacturing realignment started last year. Restructuring expenses were primarily severance expenses and other miscellaneous manufacturing realignment activities. Restructuring expenses for the first half of 2014 were $0.4 million and had no impact on diluted earnings per share.

Operating Income
Operating income was $39.0 million in the first half of 2015, down $26.1 million from $65.1 million in the first half of 2014.

(In millions)	YTD July 4, 2015	YTD June 28, 2014	2015 v 2014
	Operating income (loss)
Water Systems	$43.7	$71.0	$(27.3)
Fueling Systems	22.0	22.5	(0.5)
Other	(26.7)	(28.4)	1.7
Consolidated	$39.0	$65.1	$(26.1)

There were specific items in the first half of 2015 and 2014 that impacted operating income that were not operational in nature.

In the first half of 2015 they were as follows:

•
Restructuring charges of $1.2 million including severance expenses and other miscellaneous manufacturing realignment activities, primarily related to the continued European realignment activities started last year.

•	Executive transition costs of $0.6 million.

•	Business realignment expenses of $0.4 million, primarily related to severance, in targeted fixed cost reduction actions.

•	Other miscellaneous costs of $0.2 million related to pending and completed acquisitions.

In the first half of 2014 they were as follows:

•	Restructuring charges of $0.4 million including severance expenses and other miscellaneous manufacturing realignment activities.

•	Executive transition costs of $2.5 million.

•	Other miscellaneous costs of $0.9 million related to pending and completed acquisitions.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the First Half of 2015
	Water	Fueling	Other	Consolidated
Reported Operating Income	$43.7	$22.0	$(26.7)	$39.0
% Operating Income To Net Sales	11.8%	21.5%		8.2%

Non-GAAP Adjustments:
Restructuring	$0.9	$0.3	$—	$1.2
Non-GAAP	$0.5	$0.1	$0.6	$1.2
Operating Income after Non-GAAP Adjustments	$45.1	$22.4	$(26.1)	$41.4
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	12.2%	21.9%		8.7%

	For the First Half of 2014
	Water	Fueling	Other	Consolidated
Reported Operating Income	$71.0	$22.5	$(28.4)	$65.1
% Operating Income To Net Sales	17.3%	21.5%		12.6%

Non-GAAP Adjustments:
Restructuring	$0.4	$—	$—	$0.4
Non-GAAP	$0.5	$0.4	$2.5	$3.4
Operating Income after Non-GAAP Adjustments	$71.9	$22.9	$(25.9)	$68.9
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	17.5%	21.9%		13.4%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $45.1 million in the first half of 2015 compared to $71.9 million after non-GAAP adjustments in the first half of 2014, a decrease of 37 percent. The first half operating income margin after non-GAAP adjustments was 12.2 percent and decreased by 530 basis points compared to the first half of 2014. Operating income margin after non-GAAP adjustments decreased in Water Systems primarily due to loss of operating leverage.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $22.4 million in the first half of 2015 compared to $22.9 million after non-GAAP adjustments in the first half of 2014, a decrease of 2 percent. The first half operating income margin after non-GAAP adjustments was 21.9 percent flat compared to the percent of net sales in the first half of 2014.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were flat in the first half of 2015 compared to the same period last year.

Interest Expense
Interest expense for the first half of 2015 and 2014 was $5.1 million and $5.3 million, respectively.

Other Income or Expense
Other income or expense was a gain of $4.4 million in the first half of 2015. Included in other income in the first half of 2015 was minority income $1.7 million and interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities. The Company also realized a gain on the share purchase liability in the first quarter of this year of about $2.7 million. The first half of 2014 was a gain of $1.2 million. Included in other income in the first half of 2014 was interest income of $0.9 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a gain for the first half of 2015 of $0.1 million, primarily due to the euro weakening relative to the U.S. dollar. Foreign currency-based transactions produced a loss for the first half of 2014 of $0.1 million.

Income Taxes
The provision for income taxes in the first half of 2015 and 2014 was $2.0 million and $16.0 million, respectively.
The effective tax rate for the first half of 2015 was about 5 percent and, before the impact of discrete events, was about 27 percent. Discrete adjustments during the first half of 2015 included the reversal of a deferred tax liability created in 2012 when the Company acquired the controlling interest in the Pioneer subsidiary and realized a gain on the then equity investment in Pioneer. This first half tax benefit of about $4.8 million was treated as a non-GAAP adjustment. Because in 2012, the gain was treated as a non-GAAP adjustment, the Company is now consistently treating the reversal of the tax liability related to that gain as a non-GAAP adjustment, reducing reported Earnings per Share in the first half of 2015 by $0.10 cents. The Company also realized a gain on the redeemable non-controlling interest liability in the first half of this year of about $2.7 million which is included in ‘Other income’. This purchase transaction also resulted in other tax benefits of about $2.5 million, which were expensed through the Company’s earnings in prior years as well as a current period benefit of about $1.0 million related to the 2015 gain. The effective tax rate for the first half of 2015 was about 27 percent and 28 percent for the first half of 2014 before discrete adjustments. The tax rate as a percentage of pre-tax earnings for the first half of 2014 was about 26 percent primarily due the completion of income tax audits and the favorable resolution of matters previously under review. The average effective tax rate after discrete events for the back half of 2015 is projected to be 25 percent. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the first half of 2015 was $36.4 million compared to 2014 first half net income of $44.9 million.  Net income attributable to Franklin Electric Co., Inc. for the first half of 2015 was $36.0 million, or $0.74 per diluted share, compared to 2014 first half net income attributable to Franklin Electric Co., Inc. of $44.0 million or $0.90 per diluted share. Earnings after non-GAAP adjustments for the first half of 2015 were $32.1 million, or $0.67 per diluted share, compared to the prior year first half earnings after non-GAAP adjustments of $45.6 million or $0.95 per diluted share.

There were specific items in the first half of 2015 and 2014 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the First Half
(in millions)	2015	2014	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$36.0	$44.0	(18)%
Allocated Undistributed Earnings	$(0.5)	$(0.7)
Adjusted Earnings for EPS Calculation	$35.5	$43.3	(18)%

Non-GAAP adjustments (before tax):
Restructuring	$1.2	$0.4
Non-GAAP items	$1.2	$3.4
Pioneer tax benefits on equity gain	$(4.8)	$—

Non-GAAP adjustments, net of tax:
Restructuring	$0.7	$0.2
Non-GAAP items	$0.7	$2.1
Pioneer tax benefits on equity gain	$(4.8)	$—
Earnings after Non-GAAP Adjustments	$32.1	$45.6	(30)%

Earnings Per Share Before and After Non-GAAP Adjustments	For the First Half
(in millions except Earnings Per Share)	2015	2014	Change
Average Fully Diluted Shares Outstanding	48.1	48.3	—%
Fully Diluted Earnings Per Share ("EPS") Reported	$0.74	$0.90	(18)%
Restructuring Per Share, net of tax	$0.02	$—
Non-GAAP items	$0.01	$0.05
Pioneer tax benefits on equity gain	$(0.10)	$—

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.67	$0.95	(29)%

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

On May 5, 2015, the Company executed the following amendments:  Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc.; Amendment No. 3 to the Credit Agreement; and Amendment No. 1 to the Bond Purchase and Loan Agreement. Each of those amendments provides for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life (the "New York Life Agreement") for $150.0 million maximum aggregate principal borrowing capacity and the Company authorized the issuance of $75.0 million of floating rate senior notes due May 27, 2025. These series notes have a floating interest rate with interest-only payments due on a monthly basis. The New York Life Agreement contains customary affirmative and negative covenants and a cross default provision in the event the Company defaults on any obligation exceeding $10.0 million. As of July 4, 2015, there was $75.0 million remaining borrowing capacity under the New York Life Agreement.

On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. (the "Prudential Agreement") to increase the total borrowing capacity from $200.0 million to $250.0 million. As of July 4, 2015, $120.0 million was outstanding under the Prudential Agreement. Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity. As of July 4, 2015, the Company had $100.0 million borrowing capacity under the Prudential Agreement.

In addition, the Company has a committed, unsecured, revolving credit agreement maturing on December 14, 2016 (the “Credit Agreement”) in the amount of $150.0 million. As of July 4, 2015, the Company had $142.2 million borrowing capacity under the Credit Agreement as $3.8 million in letters of commercial and standby letters of credit were outstanding and undrawn and $4.0 million of revolver borrowing was drawn and outstanding at the end of the quarter. There were no other outstanding borrowings as of July 4, 2015 on the Credit Agreement.

The Credit Agreement, the Prudential Agreement, the Project Bonds, and the New York Life Agreement contain customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Credit Agreement, the Prudential Agreement, the Project Bonds, and the NYL Shelf Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million.

At July 4, 2015, the Company had $63.0 million of cash on hand at various locations worldwide. Approximately 28 percent of the cash and equivalents was in the U.S. and readily accessible. Approximately 38 percent was in Europe, and the remaining 34 percent was in South America, Asia Pacific, and other locations combined. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Cash investments worldwide are invested according to a written policy, and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority.

Net cash provided by operating activities was $7.0 million for the six months ended July 4, 2015 compared to a use of cash of $26.2 million for the six months ended June 28, 2014. During the first quarter of 2015, the mandatory share purchase liability of $22.9 million for PPH was settled, resulting in a non-cash gain and reversal of certain deferred tax liabilities, also non-cash, both of which were adjustments to net income. In addition, the first half of 2014 experienced higher builds of inventory and an increase in outstanding trade receivable balances compared to the first half of 2015 primarily due to higher levels of shipments and projected sales in 2014.

Net cash used in investing activities was $13.2 million for the six months ended July 4, 2015, compared to $55.1 million for the six months ended June 28, 2014. The primary decrease in cash used in investing activities is due to less spending for acquisitions and equity investments during the first half of 2015 compared to the first half of 2014 (the Bombas Leao acquisition was completed during the first half of 2014). In addition, capital expenditures during the first half of 2015 were down from the first half of 2014 primarily due to the completion of a new manufacturing facility in Brazil in 2014.

Net cash provided by financing activities was $13.6 million for the six months ended July 4, 2015, compared to $34.6 million for the six months ended June 28, 2014. The decrease in cash provided by financing activities in the first half of 2015 was primarily due to the payment made during the first quarter for the PPH mandatory share purchase liability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the second quarter and six months ended July 4, 2015. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. On July 16, 2014, CARB appealed and filed its brief in support of the appeal. The Company filed its response brief on December 23, 2014 and CARB filed its Reply brief on February 2, 2015. On July 29, 2015, the Court of Appeals issued a Calendar Notice for oral argument scheduled for August 25, 2015. Both the Company and CARB have ten days to either confirm or waive the oral argument.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. The Company repurchased 72,900 shares for approximately $2.5 million under this plan during the second quarter of 2015. The maximum number of shares that may still be purchased under this plan as of July 4, 2015, is 746,293. Subsequent to the end of the second quarter of 2015, the Company’s Board of Directors approved a new stock repurchase plan, authorizing the Company to repurchase up to 3,000,000 additional shares of outstanding common stock. There is no expiration date for this new plan.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Repurchased
April 5 - May 9	—	$—	—	819,193
May 10 - June 6	34,295	$34.93	34,295	784,898
June 7 - July 4	38,605	$33.30	38,605	746,293
Total	72,900	$34.07	72,900	746,293

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: August 4, 2015	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2015	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE SECOND QUARTER ENDED JULY 4, 2015

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to the Company's Form 8-K filed on May 3, 2007)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc. (incorporated by reference to the Company's Form 8-K filed on May 13, 2015)
10.1	Note Purchase and Private Shelf Agreement by and among the Company, NYL Investors LLC, and the purchasers named therein (incorporated by reference to the Company's Form 8-K filed on June 2, 2015)
10.2
Third Amended and Restated Note Purchase and Private Shelf Agreement by and among the Company, Prudential Investment Management, Inc., and the purchasers named therein (incorporated by reference to the Company's Form 8-K filed on June 2, 2015)

10.3
Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement and Waiver, dated May 5, 2015, by and among the Company, The Prudential Insurance Company, Prudential Investment Management, Inc. and others identified therein (incorporated by reference to the Company's Form 10-Q filed on May 6, 2015)

10.4
Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated May 5, 2015, by and among the Company, Franklin Electric B.V., JPMorgan Chase, N.A., as Administrative Agent and the lenders identified therein (incorporated by reference to the Company's Form 10-Q filed on May 6, 2015)

10.5
Amendment No. 1 to Bond Purchase and Loan Agreement and Waiver, dated May 5, 2015, among the Company, The Board of Commissioners of the County of Allen, and the Bondholders referred to therein (incorporated by reference to the Company's Form 10-Q filed on May 6, 2015)

10.6
Stock Redemption Agreement, dated April 15, 2015, between the Company and Ms. Patricia Schaefer and Ms. Diane Humphrey (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 20, 2015)

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