Form 10-Q
period 2015-10-03
FRANKLIN ELECTRIC CO INC
filed 2015-11-03
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	October 26, 2015
$.10 par value	46,360,031 shares

FRANKLIN ELECTRIC CO., INC.
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Condensed Consolidated Financial Statements	4
	Condensed Consolidated Statements of Income for the Third Quarters and Nine Months Ended October 3, 2015 and September 27, 2014 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income/(Loss) for the Third Quarters and Nine Months Ended October 3, 2015 and September 27, 2014 (Unaudited)	5
	Condensed Consolidated Balance Sheets as of October 3, 2015 and January 3, 2015 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 3, 2015 and September 27, 2014 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 4.	Mine Safety Disclosures	36
Item 6.	Exhibits	36

Signatures		37

Exhibit Index		38

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands, except per share amounts)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Net sales	$232,485	$278,053	$705,640	$793,940
Cost of sales	155,693	188,902	477,150	527,284
Gross profit	76,792	89,151	228,490	266,656
Selling, general, and administrative expenses	47,722	55,635	159,160	167,621
Restructuring expense	1,304	1,086	2,525	1,517
Operating income	27,766	32,430	66,805	97,518
Interest expense	(2,604)	(2,744)	(7,717)	(8,038)
Other income, net	1,616	355	6,025	1,551
Foreign exchange expense	(96)	(510)	(39)	(602)
Income before income taxes	26,682	29,531	65,074	90,429
Income tax expense	5,656	6,726	7,634	22,745
Net income	$21,026	$22,805	$57,440	$67,684
Less: Net income attributable to noncontrolling interests	(201)	(132)	(656)	(980)
Net income attributable to Franklin Electric Co., Inc.	$20,825	$22,673	$56,784	$66,704
Income per share:
Basic	$0.44	$0.46	$1.18	$1.37
Diluted	$0.43	$0.46	$1.17	$1.36
Dividends per common share	$0.0975	$0.0900	$0.2850	$0.2575

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Net income	$21,026	$22,805	$57,440	$67,684
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(26,305)	(22,791)	(54,500)	(18,112)
Employee benefit plan activity	988	740	2,963	2,230
Other comprehensive loss	$(25,317)	$(22,051)	$(51,537)	$(15,882)
Income tax expense related to items of other comprehensive income	(333)	(256)	(1,000)	(770)
Other comprehensive loss, net of tax	$(25,650)	$(22,307)	$(52,537)	$(16,652)
Comprehensive income/(loss)	$(4,624)	$498	$4,903	$51,032
Less: Comprehensive income/(loss) attributable to noncontrolling interest	(47)	(199)	7	647
Comprehensive income/(loss) attributable to Franklin Electric Co., Inc.	$(4,577)	$697	$4,896	$50,385

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	October 3, 2015	January 3, 2015

ASSETS
Current assets:
Cash and cash equivalents	$84,898	$59,141
Receivables, less allowances of $3,313 and $3,212, respectively	131,767	143,787
Inventories:
Raw material	87,893	88,961
Work-in-process	18,481	19,148
Finished goods	102,817	112,419
Total inventories	209,191	220,528
Deferred income taxes	15,194	8,364
Other current assets	35,179	37,719
Total current assets	476,229	469,539

Property, plant, and equipment, at cost:
Land and buildings	118,516	127,782
Machinery and equipment	232,187	234,617
Furniture and fixtures	38,894	39,001
Other	19,908	20,539
Property, plant, and equipment, gross	409,505	421,939
Less: Allowance for depreciation	(221,471)	(212,153)
Property, plant, and equipment, net	188,034	209,786
Asset held for sale	1,615	2,405
Deferred income tax	2,563	3,899
Intangible assets, net	143,920	160,314
Goodwill	201,943	208,828
Other assets	21,885	21,116
Total assets	$1,036,189	$1,075,887

	October 3, 2015	January 3, 2015

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59,865	$70,806
Deferred tax liability	636	637
Accrued expenses and other current liabilities	59,431	94,782
Income taxes	2,278	788
Current maturities of long-term debt and short-term borrowings	55,088	34,092
Total current liabilities	177,298	201,105
Long-term debt	188,150	143,695
Deferred income taxes	43,719	45,568
Employee benefit plans	50,363	58,709
Other long-term liabilities	16,715	21,407

Commitments and contingencies (see Note 16)	—	—

Redeemable noncontrolling interest	6,436	6,420

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,360 and 47,594, respectively)	4,636	4,759
Additional capital	214,785	207,446
Retained earnings	492,208	492,548
Accumulated other comprehensive loss	(159,801)	(107,913)
Total shareowners' equity	551,828	596,840
Noncontrolling interest	1,680	2,143
Total equity	553,508	598,983
Total liabilities and equity	$1,036,189	$1,075,887

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014

Cash flows from operating activities:
Net income	$57,440	$67,684
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26,804	27,791
Share-based compensation	4,579	6,314
Deferred income taxes	(5,569)	1,165
Loss on disposals of plant and equipment	202	959
Realized gain on share purchase liability	(2,723)	—
Foreign exchange expense	39	602
Excess tax from share-based payment arrangements	(819)	(1,800)
Changes in assets and liabilities, net of acquisitions:
Receivables	(527)	(50,070)
Inventory	(3,366)	(49,888)
Accounts payable and accrued expenses	(10,345)	12,469
Income taxes	9,561	2,276
Employee benefit plans	(4,020)	(4,326)
Other, net	(10,915)	(9,695)
Net cash flows from operating activities	60,341	3,481
Cash flows from investing activities:
Additions to property, plant, and equipment	(15,528)	(25,094)
Proceeds from sale of property, plant, and equipment	959	1,592
Cash paid for acquisitions, net of cash acquired	(3,761)	(35,903)
Additional consideration for prior acquisition, net	(127)	—
Cash paid for minority equity investments	—	(6,716)
Other, net	99	(2,244)
Net cash flows from investing activities	(18,358)	(68,365)
Cash flows from financing activities:
Proceeds from issuance of debt	231,615	97,047
Repayment of debt	(165,828)	(64,122)
Proceeds from issuance of common stock	1,240	1,351
Excess tax from share-based payment arrangements	819	1,800
Purchases of common stock	(43,330)	(8,642)
Dividends paid	(14,393)	(13,119)
Purchase of redeemable noncontrolling shares	—	(2,875)
Share purchase liability payment	(20,200)	—
Net cash flows from financing activities	(10,077)	11,440
Effect of exchange rate changes on cash	(6,149)	(3,689)
Net change in cash and equivalents	25,757	(57,133)
Cash and equivalents at beginning of period	59,141	134,553
Cash and equivalents at end of period	$84,898	$77,420

	Nine Months Ended
	October 3, 2015	September 27, 2014
Cash paid for income taxes, net of refunds	$10,288	$22,680
Cash paid for interest, net of capitalized interest of $0 and $392, respectively	$8,092	$8,148

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$193	$216
Payable to seller of Bombas Leao	$24	$267

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of January 3, 2015, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of October 3, 2015, and for the third quarter and nine months ended October 3, 2015 and September 27, 2014, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the third quarter and nine months ended October 3, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2016. For further information, including a description of the Company’s critical accounting policies, refer to the consolidated financial statements and notes thereto included in Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended January 3, 2015.

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

Accounting Standards Issued But Not Yet Adopted
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The ASU will require an acquirer to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined rather than restating prior periods. The ASU will be effective on a prospective basis for interim and annual period beginning after December 15, 2015. The Company will adopt this new standard beginning with the 2016 fiscal year, and does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The ASU will change the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The ASU will be effective on a prospective basis for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The Company plans to early adopt this standard beginning with the 2016 fiscal year, but does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position, results of operations, and related disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Agreement. The ASU will require an entity's management to assess, for each annual and interim period, whether a cloud computing arrangement includes a software license. All software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. If the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The ASU will be effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. Entities will have the choice of prospective or retrospective adoption of the standard. The Company does not expect the adoption of this standard beginning in the 2016 fiscal year to have a material impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

In April 2015, the FASB issued ASU 2015-04, Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, which allows an entity a practical expedient to measure defined benefit plan assets and obligations using the month end date that is closest to the entity's fiscal year end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if the entity has more than one plan. The ASU will be effective on a prospective basis for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company does not currently plan on electing the practical expedient for the 2016 fiscal year.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which indicates the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASU's will be effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. These new standards will be adopted by the Company beginning with the 2016 fiscal year with the required change in accounting principle disclosures. The Company does not expect the adoption of these standards to have a material impact on the Company's consolidated financial position, results of operations, cash flows, or related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, interim and annual reporting periods after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is still in the process of analyzing the effect of this new standard, including the transition method, to determine the impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

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

Goodwill increased by $0.3 million and current assets decreased by $0.3 million in the second quarter ended July 4, 2015 due to working capital adjustments. In addition, the Company paid an additional $0.3 million to the sellers of Bombas Leao during the second quarter ended July 4, 2015 to satisfy amounts previously accrued per the original purchase agreement. The final purchase price assigned to the major identifiable assets and liabilities for the Bombas Leao acquisition is as follows:

(In millions)
Assets:
Cash acquired	$1.1
Current assets	13.4
Property, plant, and equipment	6.5
Intangible assets	23.5
Goodwill	3.4
Other assets	3.1
Total assets	51.0
Liabilities	(20.0)
Total consideration paid	$31.0

The fair values of the identifiable assets, property, plant, and equipment, and liabilities were final as of the second quarter ended July 4, 2015. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation.

Transaction costs for all acquisition related activity were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs included in selling, general, and administrative expenses in the Company’s condensed consolidated statements of income were $0.2 million and $1.1 million for the nine months ended October 3, 2015 and September 27, 2014, respectively.

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

The Company uses the interest method to accrete changes in the anticipated redemption value of the Impo redeemable noncontrolling interest over an amortization period to the earliest projected redemption date. Accretion adjustments were $0.2 million and $0.4 million for the third quarter and nine months ended ended October 3, 2015, respectively, and $0.4 million and $0.6 million for the third quarter and nine months ended ended September 27, 2014. These adjustments were reflected in the computation of earnings per share using the two-class method.

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of October 3, 2015 and January 3, 2015, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	October 3, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.2	$3.2	$—	$—

	January 3, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5.4	$5.4	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

Total debt, including current maturities, have carrying amounts of $243.2 million and $177.2 million and estimated fair values of $248.0 million and $191.1 million as of October 3, 2015 and January 3, 2015, respectively. The fair value assumed short-

term floating rate debt was valued at par. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

As of October 3, 2015, the Company had $1.6 million of assets held for sale recorded at carrying value in the Water Systems segment relating to a facility in Brazil.

6. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. During February 2014, the Company entered into a share swap transaction agreement ("the swap") to mitigate the Company’s exposure to these fluctuations in the Company's stock price. The Company renewed the swap agreement in February 2015. The swap was not designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. As of October 3, 2015, the swap has a notional value based on 175,000 shares. For the third quarter and nine months ended October 3, 2015, the swap resulted in losses of $0.9 million and $1.9 million, respectively. For the third quarter and nine months ended September 27, 2014, the swap resulted in losses of $0.8 million and $1.1 million, respectively. Losses resulting from the swap were primarily offset by gains on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

7. OTHER ASSETS
The Company has equity interests in various companies for various strategic purposes. The investments are accounted for under the equity method and are included in “Other assets” on the Company’s condensed consolidated balance sheet. The carrying amount of the investments is adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments are not considered material to the Company’s financial position, neither individually nor in the aggregate. The Company’s proportionate share of earnings from its equity interests, included in the "Other income, net" line of the Company's condensed consolidated statements of income, were immaterial for the third quarter and nine months ended October 3, 2015 and September 27, 2014.

8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	October 3, 2015		January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.4	$(6.1)	$7.6	$(6.1)
Supply agreements	4.4	(4.4)	4.4	(4.4)
Technology	7.5	(4.7)	7.5	(4.3)
Customer relationships	133.0	(40.6)	140.2	(36.5)
Software	2.5	(1.7)	2.9	(1.7)
Other	1.0	(1.0)	1.2	(1.2)
Total	$155.8	$(58.5)	$163.8	$(54.2)
Unamortized intangibles:
Trade names	46.6	—	50.7	—
Total intangibles	$202.4	$(58.5)	$214.5	$(54.2)

Changes in carrying values for intangible assets are primarily attributed to the impact of foreign exchange for the nine months ended October 3, 2015.

Amortization expense related to intangible assets for the third quarters ended October 3, 2015 and September 27, 2014 was $2.1 million and $2.7 million, respectively, and $6.5 million and $6.8 million for the nine months ended October 3, 2015 and September 27, 2014, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2015	2016	2017	2018	2019
	$8.5	$8.4	$8.4	$8.3	$8.2

The change in the carrying amount of goodwill by reporting segment for the nine months ended October 3, 2015, is as follows:

(In millions)
	Water Systems	Fueling Systems	Consolidated
Balance as of January 3, 2015	$145.3	$63.5	$208.8
Adjustments to prior year acquisitions	0.3	(0.2)	0.1
Foreign currency translation	(6.8)	(0.2)	(7.0)
Balance as of October 3, 2015	$138.8	$63.1	$201.9

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of October 3, 2015, the Company maintained two domestic pension plans and three German pension plans. The Company used a January 3, 2015 measurement date for these plans. One of the Company's domestic pension plans covers two management employees, while the other domestic plan covers all other eligible employees. The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the third quarters and nine months ended October 3, 2015 and September 27, 2014, respectively:

(In millions)	Pension Benefits
	Third Quarter Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service cost	$0.2	$0.3	$0.8	$1.0
Interest cost	1.9	2.1	5.5	6.2
Expected return on assets	(2.4)	(2.7)	(7.4)	(7.9)
Amortization of prior service cost	—	—	—	—
Amortization of loss	0.8	0.7	2.4	1.9
Net periodic benefit cost	$0.5	$0.4	$1.3	$1.2
Settlement cost	0.3	0.3	0.9	0.7
Total net periodic benefit cost	$0.8	$0.7	$2.2	$1.9

In the nine months ended October 3, 2015, the Company made contributions of $3.3 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2015 were finalized by September 15, 2015, based upon the plans' year-end valuation at January 3, 2015, and the funding level required for the plans' year ended January 3, 2015.

The following table sets forth the aggregated net periodic benefit cost for the postretirement benefit plan for the third quarters and nine months ended October 3, 2015 and September 27, 2014, respectively:

	Other Benefits
	Third Quarter Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service cost	$—	$—	$—	$0.1
Interest cost	0.1	0.2	0.3	0.4
Expected return on assets	—	—	—	—
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of loss	0.1	—	0.3	—
Net periodic benefit cost	$0.3	$0.3	$0.9	$0.8
Settlement cost	—	—	—	—
Total net periodic benefit cost	$0.3	$0.3	$0.9	$0.8

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

The Company’s net unrecognized tax benefits decreased $1.8 million for federal and state income tax liabilities of prior years based on the expiration of statute of limitations and foreign currency fluctuations during the third quarter ending October 3, 2015.

If recognized, the effective tax rate would be affected by the net unrecognized tax benefits of $4.4 million as of October 3, 2015.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months due to the expiration of a statute of limitation by an amount up to $0.7 million.

11. DEBT
Debt consisted of the following:

(In millions)	October 3, 2015	January 3, 2015
Prudential Agreement - 5.79 percent	$120.0	$150.0
Tax increment financing debt	22.8	23.7
New York Life	75.0	—
Revolver	20.5	—
Capital leases	0.1	0.6
Foreign subsidiary debt	4.9	3.5
	$243.3	177.8
Less current maturities	(55.1)	(34.1)
Long-term debt	$188.2	$143.7

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

On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life (the "New York Life Agreement") for $150.0 million maximum aggregate principal borrowing capacity and the Company authorized the issuance of $75.0 million of floating rate senior notes due May 27, 2025. These series notes have a floating interest rate of one-month USD LIBOR plus a spread of 1.35 percent with interest-only payments due on a monthly basis. The New York Life Agreement contains customary affirmative and negative covenants and a cross default provision in the event the Company defaults on any obligation exceeding $10.0 million. As of October 3, 2015, there was $75.0 million remaining borrowing capacity under the New York Life Agreement.

On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. (the "Prudential Agreement") to increase the total borrowing capacity from $200.0 million to $250.0 million. As of October 3, 2015, $120.0 million was outstanding under the Prudential Agreement. Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity. As of October 3, 2015, the Company had $100.0 million borrowing capacity under the Prudential Agreement.

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$243.2	$55.0	$31.5	$31.0	$31.2	$1.3	$93.2
Capital leases	0.1	0.1	—	—	—	—	—
	$243.3	$55.1	$31.5	$31.0	$31.2	$1.3	$93.2

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

The following table sets forth the computation of basic and diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
(In millions, except per share amounts)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$20.8	$22.7	$56.8	$66.7
Less: Undistributed earnings allocated to participating securities	0.2	0.2	0.5	0.7
Less: Undistributed earnings allocated to redeemable noncontrolling interest	0.2	0.4	0.4	0.6
	$20.4	$22.1	$55.9	$65.4
Denominator:
Basic
Weighted average common shares	46.9	47.6	47.4	47.7
Diluted
Effect of dilutive securities:
Non-participating employee incentive stock options and performance awards	0.4	0.5	0.4	0.5
Adjusted weighted average common shares	47.3	48.1	47.8	48.2
Basic earnings per share	$0.44	$0.46	$1.18	$1.37
Diluted earnings per share	$0.43	$0.46	$1.17	$1.36
Anti-dilutive stock options	0.5	0.1	0.3	0.1

13. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the nine months ended October 3, 2015:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of January 3, 2015	$4,759	$207,446	$492,548	$(56,124)	$(51,789)	$2,143	$598,983	$6,420
Net income			56,784			468	57,252	188
Adjustment to Impo redemption value			(369)				(369)	369
Dividends on common stock			(13,570)				(13,570)
Common stock issued	7	1,233					1,240
Common stock repurchased	(145)		(43,185)				(43,330)
Share-based compensation	15	4,564					4,579
Tax benefit of stock options exercised		1,542					1,542
Noncontrolling dividend						(823)	(823)
Currency translation adjustment					(53,851)	(108)	(53,959)	(541)
Pension liability, net of tax				1,963			1,963
Balance as of October 3, 2015	$4,636	$214,785	$492,208	$(54,161)	$(105,640)	$1,680	$553,508	$6,436

14. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the nine months ended October 3, 2015 and September 27, 2014, are summarized below:

(In millions)
For the nine months ended October 3, 2015:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Total
Balance as of January 3, 2015	$(51.8)	$(56.1)		$(107.9)
Other comprehensive loss before reclassifications:
Pre-tax loss	(54.4)	—		(54.4)
Income tax expense	—	—		—
Other comprehensive loss before reclassifications, net of income taxes	(54.4)	—		(54.4)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	2.9	(1)	2.9
Income tax expense	—	(1.0)		(1.0)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	1.9		1.9
Net current period other comprehensive income/(loss), net of income taxes	(54.4)	1.9		(52.5)
Other comprehensive loss attributable to noncontrolling interest	(0.6)	—		(0.6)
Balance as of October 3, 2015	$(105.6)	$(54.2)		$(159.8)

For the nine months ended September 27, 2014:
Balance as of December 28, 2013	$(16.0)	$(38.7)		$(54.7)
Other comprehensive loss before reclassifications:
Pre-tax loss	(18.2)	—		(18.2)
Income tax expense	—	—		—
Other comprehensive loss before reclassifications, net of income taxes	(18.2)	—		(18.2)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income	—	2.2	(1)	2.2
Income tax expense	—	(0.7)		(0.7)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	1.5		1.5
Net current period other comprehensive income/(loss), net of income taxes	(18.2)	1.5		(16.7)
Other comprehensive loss attributable to noncontrolling interest	(0.4)	—		(0.4)
Balance as of September 27, 2014	$(33.8)	$(37.2)		$(71.0)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 9 for additional details) and is included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income.

15. SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

	Third Quarter Ended		Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	Net sales to external customers
Water Systems	$173.5	$216.6	$544.3	$627.8
Fueling Systems	59.0	61.5	161.3	166.1
Other	—	—	—	—
Consolidated	$232.5	$278.1	$705.6	$793.9

	Third Quarter Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	Operating income/(loss)
Water Systems	$23.1	$28.3	$66.8	$99.3
Fueling Systems	15.4	15.4	37.4	37.9
Other	(10.7)	(11.3)	(37.4)	(39.7)
Consolidated	$27.8	$32.4	$66.8	$97.5

	October 3, 2015	January 3, 2015
	Total assets
Water Systems	$701.6	$757.5
Fueling Systems	249.6	252.7
Other	85.0	65.7
Consolidated	$1,036.2	$1,075.9

Property, plant, and equipment is the major asset group in "Other" of total assets as of October 3, 2015 and January 3, 2015.

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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. On July 16, 2014, CARB appealed and filed its brief in support of the appeal. The Company filed its response brief on December 23, 2014 and CARB filed its Reply brief on February 2, 2015.  On September 29, 2015, both sides made oral arguments in front of the California Court of Appeals. The Appellate Court has ninety days to issue a ruling.

Neither of these suits has had any effect on CARB's certification of the Company's EVR System or any other products of the Company or its subsidiaries, and did not interfere with continuing sales.  CARB has never decertified the Company's EVR System and has never proposed to do so.

The Company is defending various other claims and legal actions, including environmental matters, which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be successfully defended or resolved without a material effect on the
Company’s financial position, results of operations, and net cash flows.

At October 3, 2015, the Company had $12.4 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the nine months ended October 3, 2015, are as follows:

(In millions)
Balance as of January 3, 2015	$9.4
Accruals related to product warranties	5.5
Reductions for payments made	(5.8)
Balance as of October 3, 2015	$9.1

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the nine months ended October 3, 2015 and September 27, 2014, are as follows:

	October 3, 2015	September 27, 2014
Risk-free interest rate	1.59%	1.68%
Dividend yield	0.95%	0.70%
Volatility factor	0.379	0.387
Expected term	5.5 years	5.6 years
Forfeiture rate	3.67%	3.81%

There were no stock options granted during the third quarters ended October 3, 2015 and September 27, 2014.

A summary of the Company’s outstanding stock option activity and related information for the nine months ended October 3, 2015 and September 27, 2014 is as follows:

(Shares in thousands)	October 3, 2015		September 27, 2014
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,397	$21.17	1,476	$19.01
Granted	185	36.67	115	42.24
Exercised	(70)	17.63	(76)	17.68
Forfeited	(2)	34.93	(4)	27.12
Expired	—	—	(17)	16.34
Outstanding at end of period	1,510	$23.22	1,494	$20.88
Expected to vest after applying forfeiture rate	1,491	$23.04	1,479	$20.73
Vested and exercisable at end of period	1,144	$19.13	1,180	$17.69

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of October 3, 2015 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	4.94 years	$10,271
Expected to vest after applying forfeiture rate	4.89 years	$10,269
Vested and exercisable at end of period	3.78 years	$10,157

The total intrinsic value of options exercised during the nine months ended October 3, 2015 and September 27, 2014, was $1.3 million and $1.8 million, respectively.

As of October 3, 2015, there was $1.8 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan and the 2009 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.64 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the nine months ended October 3, 2015 and September 27, 2014 is as follows:

(Shares in thousands)	October 3, 2015		September 27, 2014
Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	554	$32.72	551	$24.75
Awarded	134	36.28	208	42.39
Vested	(169)	30.39	(124)	16.76
Forfeited	(9)	32.31	(65)	28.79
Non-vested at end of period	510	$34.44	570	$32.46

As of October 3, 2015, there was $9.0 million of total unrecognized compensation cost related to non-vested stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.38 years.

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

Costs incurred in the third quarter and nine months ended October 3, 2015, included in the “Restructuring expense” line of the Company's condensed consolidated statements of income, are as follows:

	Third Quarter Ended
	October 3, 2015
(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.6	$—	$—	$0.6
Equipment relocation	0.1	—	—	0.1
Other	0.6	—	—	0.6
Total	$1.3	$—	$—	$1.3

	Nine Months Ended
	October 3, 2015
(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.7	$0.3	$—	$1.0
Equipment relocation	0.4	—	—	0.4
Other	1.1	—	—	1.1
Total	$2.2	$0.3	$—	$2.5

Restructuring expenses for the third quarter ended September 27, 2014 were approximately $1.1 million and primarily related to equipment relocation costs and other restructuring costs associated with various continued manufacturing realignments. Restructuring expenses for the nine months ended September 27, 2014 were $1.5 million and primarily related to severance and equipment relocation.

As of October 3, 2015, there were $3.6 million of restructuring reserves. As of September 27, 2014, there were $0.3 million of restructuring reserves. The restructuring reserves were primarily for severance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2015 vs. Third Quarter 2014

OVERVIEW

Sales and adjusted earnings in the third quarter of 2015 decreased from the third quarter last year.  The sales decrease was primarily due to volume decreases and the negative impact of foreign currency translation. The Company's consolidated gross profit was $76.8 million for the third quarter of 2015, a decrease of $12.4 million or about 14 percent from the prior year’s third quarter.

RESULTS OF OPERATIONS

Net Sales
Net sales in the third quarter of 2015 were $232.5 million, a decrease of $45.6 million or about 16 percent compared to 2014 third quarter sales of $278.1 million.  The incremental impact of sales from acquired businesses was $2.6 million or about 1 percent.  Sales revenue decreased by $27.4 million or about 10 percent in the third quarter of 2015 due to foreign currency translation. The sales change in the third quarter of 2015, excluding acquisitions and foreign currency translation, was a decrease of $20.8 million or about 7 percent.

	Net Sales
(In millions)	Q3 2015	Q3 2014	2015 v 2014
Water Systems	$173.5	$216.6	$(43.1)
Fueling Systems	59.0	61.5	(2.5)
Consolidated	$232.5	$278.1	$(45.6)

Net Sales-Water Systems
Water Systems sales were $173.5 million in the third quarter 2015, a decrease of $43.1 million or about 20 percent versus the third quarter 2014 sales of $216.6 million. Sales from businesses acquired since the third quarter of 2014 were $2.4 million or about 1 percent. Water Systems sales were reduced by $24.2 million or about 11 percent in the quarter due to foreign currency translation. Excluding acquisitions and foreign currency translation, Water Systems sales were down about 10 percent compared to the third quarter 2014.

Water Systems sales in the U.S. and Canada represented 37 percent of consolidated sales and declined by about 22 percent compared to the prior year. Water Systems sales in the U.S and Canada were reduced by $1.9 million or about 2 percent in the quarter due to foreign currency translation. In the third quarter 2015, U.S. and Canada sales of Pioneer branded mobile dewatering equipment declined by 60 percent. The decline in mobile dewatering equipment is primarily attributed to reduced demand in the oil and gas end markets. Sales of groundwater pumping equipment declined by about 10 percent. The decline in groundwater equipment sales is attributable primarily to weak demand for agricultural related products in key end markets in the central region of the U.S. Finally, sales of surface water pumping equipment declined by about 12 percent versus the third quarter 2014, primarily due to lower wastewater product sales.

Water Systems sales in Latin America were about 13 percent of consolidated sales for the third quarter and declined by about 23 percent compared to the third quarter of the prior year. Water Systems sales were reduced by $12.3 million or about 31 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, Latin American sales increased by about 8 percent compared to the third quarter 2014. This growth in sales was led by increased sales in Central America and Argentina. Sales of Water Systems products in Brazil increased about 3 percent in local currency during the third quarter.

Water Systems sales in the Middle East and Africa were about 10 percent of consolidated sales and decreased by about 18 percent compared to the third quarter 2014. Water Systems sales were reduced by about 16 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, sales decreased by about 2 percent compared to the third quarter 2014. The decline was driven by lower sales in Turkey.

Water Systems sales in the Asia Pacific region were 7 percent of consolidated sales and were down about 4 percent compared to the third quarter prior year. Excluding acquisitions and the impact of foreign currency translation, Asia Pacific sales decreased by about 1 percent compared to the third quarter 2014. The Asia Pacific region experienced year over year growth in groundwater product sales of 7 percent, but this improvement was offset by a decline in Pioneer branded mobile dewatering equipment in Australia compared to a very strong third quarter 2014.

Water Systems sales in Europe were about 7 percent of consolidated sales and decreased by about 20 percent compared to the third quarter 2014. The impact of foreign currency translation decreased sales by about 20 percent compared to the third quarter 2014. Excluding currency translation, European sales were flat versus the third quarter of 2014.

Net Sales-Fueling Systems
Fueling Systems sales represented 25 percent of consolidated sales and were $59.0 million in the third quarter 2015, a decrease of $2.5 million or about 4 percent versus the third quarter 2014 sales of $61.5 million. Sales from businesses acquired since the third quarter of 2014 were $0.2 million or less than 1 percent. Fueling Systems sales decreased by $3.2 million or about 5 percent in the quarter due to foreign currency translation. Fueling Systems sales increased by $0.5 million or about 1 percent after excluding acquisitions and foreign currency translation.

Fueling Systems sales in the U.S. and Canada grew by about 8 percent during the quarter with most of the sales growth coming from fuel dispensing products and piping. Fueling Systems revenues declined in India and China due to the timing of tender awards made in India and the ongoing reduction in State owned oil company procurements in China. Sales also declined in Europe principally due to a 45 percent decline in the sale of storage tanks that support North Sea oil production.

Cost of Sales
Cost of sales as a percent of net sales for the third quarter of 2015 and 2014 was 67.0 percent and 67.9 percent, respectively. Correspondingly, the gross profit margin increased to 33.0 percent from 32.1 percent, a 90 basis point improvement. The Company’s consolidated gross profit was $76.8 million for the third quarter of 2015, a decrease of $12.4 million, or about 14 percent, from the third quarter of 2014 gross profit of $89.2 million. The decrease in gross profit is due to lower sales volume. The gross profit margin increase was primarily due to lower direct material costs and an improved sales mix of Water Systems products.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $47.7 million in the third quarter of 2015 compared to $55.6 million in the third quarter of prior year, a decrease of $7.9 million or about 14 percent. The Company’s SG&A expenses decreased in the quarter primarily due to lower marketing and selling related expenses, as well as lower costs for incentive compensation. Approximately half of the lower SG&A expenses was related to foreign exchange.

Restructuring Expenses
Restructuring expenses for the third quarter of 2015 were $1.3 million and had a $0.02 impact on diluted earnings per share. Restructuring expenses for the third quarter 2015 included $0.6 million in severance cost, $0.1 million in expenses related to equipment transfers, freight and relocation cost primarily in Europe related to the transfer of production activities from Germany to the Czech Republic and $0.6 million of other restructuring costs from continued manufacturing realignments.

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

Operating Income
Operating income was $27.8 million in the third quarter of 2015, down $4.6 million or about 14 percent from $32.4 million in the third quarter of 2014.

	Operating income (loss)
(In millions)	Q3 2015	Q3 2014	2015 v 2014
Water Systems	$23.1	$28.3	$(5.2)
Fueling Systems	15.4	15.4	—
Other	(10.7)	(11.3)	0.6
Consolidated	$27.8	$32.4	$(4.6)

There were specific items in the third quarter of 2015 and 2014 that impacted operating income that were not operational in nature.  In the third quarter of 2015 there were three such items: $1.3 million of restructuring charges, $0.3 million related to executive transition and $0.1 million related to business realignment cost, primarily severance, in targeted fixed cost reduction actions.

In the third quarter of 2014 there were three such items: $1.1 million of restructuring charges, $1.1 in software write-offs related to Pioneer rental and $0.8 million for pending and completed acquisition related activities.

The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of operating income after non-GAAP adjustments and percent operating income after non-GAAP adjustments to net sales (operating income margin after non-GAAP adjustments).  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Operating Income and Margins
Before and After Non-GAAP Adjustments
(In millions)	For the Third Quarter 2015
	Water	Fueling	Other	Consolidated
Reported Operating Income	$23.1	$15.4	$(10.7)	$27.8
% Operating Income To Net Sales	13.3%	26.1%		12.0%

Non-GAAP Adjustments:
Restructuring	$1.3	$—	$—	$1.3
Non-GAAP	$0.1	$—	$0.3	$0.4
Operating Income after Non-GAAP Adjustments	$24.5	$15.4	$(10.4)	$29.5
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	14.1%	26.1%		12.7%

	For the Third Quarter 2014
	Water	Fueling	Other	Consolidated
Reported Operating Income	$28.3	$15.4	$(11.3)	$32.4
% Operating Income To Net Sales	13.1%	25.0%		11.7%

Non-GAAP Adjustments:
Restructuring	$1.0	$0.1	$—	$1.1
Non-GAAP	$1.7	$0.2	$—	$1.9
Operating Income after Non-GAAP Adjustments	$31.0	$15.7	$(11.3)	$35.4
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	14.3%	25.5%		12.7%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $24.5 million in the third quarter 2015, down $6.5 million versus the third quarter 2014. The third quarter operating income margin after non-GAAP adjustments was 14.1 percent, down 20 basis points from 14.3 percent in the third quarter of 2014.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $15.4 million in the third quarter of 2015 compared to $15.7 million after non-GAAP adjustments in the third quarter of 2014, a decrease of about 2 percent. The third quarter operating income margin after non-GAAP adjustments was 26.1 percent, an increase of 60 basis points from the 25.5 percent of net sales in the third quarter of 2014. The increase in basis points was primarily due to improved margins from lower variable costs.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses after non-GAAP adjustments were lower about 8 percent after adjusting our cost structure in reaction to the lower sales run rate.

Interest Expense
Interest expense for the third quarter of 2015 and 2014 was $2.6 million and $2.7 million, respectively.

Other Income or Expense
Other income or expense was income of $1.6 million in the third quarter of 2015 and income of $0.4 million in the third quarter of 2014.  Included in other income in the third quarter of 2015 was minority income of $1.0 million and interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities. Included in other income in the third quarter of 2014 was interest income of $0.5 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the third quarter of 2015 of $0.1 million.  Foreign currency-based transactions produced a loss for the third quarter of 2014 of $0.5 million primarily due to the Turkish lira relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the third quarter of 2015 and 2014 was $5.7 million and $6.7 million, respectively. The effective tax rate for the third quarter of 2015 was about 27 percent, up from the third quarter 2014 tax rate before discrete adjustments of about 25 percent. The tax rate as a percentage of pre-tax earnings for the third quarter of 2015 was about 21 percent primarily due to the completion of income tax audits and the favorable resolution of matters previously under review. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the third quarter of 2015 was $21.0 million compared to the prior year third quarter net income of $22.8 million.  Net income attributable to Franklin Electric Co., Inc. for the third quarter of 2015 was $20.8 million, or $0.43 per diluted share, compared to the prior year third quarter net income attributable to Franklin Electric Co., Inc. of $22.7 million or $0.46 per diluted share. Earnings after non-GAAP adjustments for the third quarter of 2015 were $21.4 million, or $0.45 per diluted share, compared to the prior year third quarter earnings after non-GAAP adjustments of $24.0 million or $0.50 per diluted share.

There were specific items in the third quarter of 2015 and 2014 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the Third Quarter Ended
(In millions)	2015	2014	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$20.8	$22.7	(8)%
Allocated Undistributed Earnings	$(0.4)	$(0.6)
Adjusted Earnings for EPS Calculations	$20.4	$22.1	(8)%
Non-GAAP adjustments, before tax:
Restructuring	$1.3	$1.1
Non-GAAP items	$0.4	$1.9

Non-GAAP adjustments, net of tax:
Restructuring	$0.8	$0.7
Non-GAAP items	$0.2	$1.2
Net Income attributable to Franklin Electric Co., Inc. after Non-GAAP Adjustments (Adjusted Net Income)	$21.4	$24.0	(11)%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Third Quarter Ended
(In millions, except per share data)	2015	2014	Change
Average Fully Diluted Shares Outstanding	47.3	48.1	(2)%

Fully Diluted Earnings Per Share ("EPS") Reported	$0.43	$0.46	(7)%

Restructuring per Share, net of tax	$0.02	$0.01
Non-GAAP items	$—	$0.03

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.45	$0.50	(10)%

First Nine Months of 2015 vs. First Nine Months of 2014

OVERVIEW

Sales and earnings in the first nine months of 2015 were down from the same period last year.  The sales decrease was related to the negative impact of foreign currency translation on sales and volume decreases partially offset by acquisitions and price increases. The Company's consolidated gross profit was $228.5 million for the first nine months of 2015, a decrease of $38.2 million or about 14 percent from the first nine months of 2014.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first nine months of 2015 were $705.6 million, a decrease of $88.3 million or about 11 percent compared to 2014 first nine months sales of $793.9 million.  The incremental impact of sales from acquired businesses was $20.0 million or about 3 percent.  Sales revenue decreased by $66.4 million or about 8 percent in the first nine months of 2015 due to foreign currency translation. The sales change in the first nine months of 2015, excluding acquisitions and foreign currency translation, was a decrease of $41.9 million or about 5 percent.

(In millions)	YTD October 3, 2015	YTD September 27, 2014	2015 v 2014
	Net Sales
Water Systems	$544.3	$627.8	$(83.5)
Fueling Systems	161.3	166.1	(4.8)
Consolidated	$705.6	$793.9	$(88.3)

Net Sales-Water Systems
Water Systems sales were $544.3 million in the first nine months 2015, a decrease of $83.5 million or about 13 percent versus the first nine months 2014. The incremental impact of sales from acquired businesses was $19.5 million or 3 percent. Foreign currency translation rate changes decreased sales $57.4 million, or about 9 percent, compared to sales in the first nine months of 2014. The Water Systems sales change in the first nine months of 2015, excluding acquisitions and foreign currency translation, was a decrease of $45.6 million or about 7 percent.

Water Systems sales in the U.S. and Canada were 37 percent of consolidated sales and declined by about 20 percent compared to the first nine months of 2014. Sales revenue decreased by $4.3 million or about 1 percent in the first nine months of 2015 due to foreign currency translation. In the first nine months of 2015, U.S. and Canada sales of Pioneer branded mobile dewatering equipment declined by about 57 percent. The decline in mobile dewatering equipment is primarily attributed to reduced demand in the oil and gas end markets. Sales of groundwater pumping equipment declined by about 15 percent, and sales of surface water pumping equipment declined by about 7 percent versus the first nine months of 2014. The decline in groundwater equipment sales is attributable primarily to the near record precipitation experienced in many key markets and across the U.S. in general. Additionally, demand for groundwater and surface pumping equipment declined due to excessive customer inventories that were being worked down. Sales of surface water pumping equipment also declined due to lower condensate pump sales as cooler temperatures delayed the start to the HVAC season.

Water Systems sales in Latin America were about 14 percent of consolidated sales for the first nine months and declined by about 3 percent compared to the prior year's first nine months.  The incremental impact of sales from acquired businesses was $10.4 million or about 10 percent. Sales revenue decreased by $23.9 million or about 24 percent in the first nine months of 2015 due to foreign currency translation. The sales change in the first nine months of 2015, excluding acquisitions and foreign currency translation, was an increase of $10.3 million or about 10 percent. The growth in sales was led by increased sales in Mexico and Brazil, in local currency. This sales growth is a result of increasing demand for Franklin submersible pumps and motors, customer acceptance of the many product line upgrades that have been implemented over the past two years, and general market conditions.

Water Systems sales in the Middle East and Africa were about 11 percent of consolidated sales and declined by about 10 percent compared to the first nine months of 2014. Water Systems in the Middle East and Africa were reduced by $11.5 million or about 12 percent due to foreign currency translation. Excluding the impact of foreign currency translation, sales were up $2.8 million or about 3 percent compared to the first nine months of 2014. The growth was driven by strong sales of groundwater pumping equipment in Turkey.

Water Systems sales in the Asia Pacific region were 8 percent of consolidated sales and increased by about 11 percent compared to the first nine months of the prior year. The incremental impact of sales from acquired businesses was $6.1 million or about 12 percent. Sales revenue decreased by about 6 percent in the first nine months of 2015 due to foreign currency translation. The sales change in the first nine months of 2015, excluding acquisitions and foreign currency translation, was an increase about 5 percent. The Asia Pacific region experienced strong year over year growth in Southeast Asia and Korea.

Water Systems sales in Europe were about 7 percent of consolidated sales and declined by about 20 percent compared to the first nine months of 2014.  Sales in Europe in the first nine months of 2015 decreased by $14.8 million or about 23 percent due to foreign currency translation. Excluding the impact of foreign currency translation, European sales increased by about 3 percent compared to the first nine months of 2014.

Net Sales-Fueling Systems
Fueling Systems sales were $161.3 million or about 23 percent of consolidated sales in the first nine months of 2015 and decreased $4.8 million or about 3 percent from the first nine months of 2014. The incremental impact of sales from acquired businesses was $0.5 million or less than 1 percent. Foreign currency translation rate changes decreased sales $9.0 million or about 5 percent compared to sales in the first nine months of 2014. The Fueling Systems sales change in the first nine months of 2015, excluding acquisitions and foreign currency translation, was an increase of $3.7 million or about 2 percent.

Fueling Systems sales in the U.S. and Canada grew by about 6 percent during the first nine months with sales growth coming from most product lines, especially in piping. Fueling Systems revenues declined in India and China due to the timing of tender awards made in India and the ongoing reduction in State owned oil company procurements in China. Sales also declined in Europe principally due to a reduction in the sale of storage tanks that support North Sea oil production.

Cost of Sales
Cost of sales as a percent of net sales for the first nine months of 2015 and 2014 was 67.6 percent and 66.4 percent, respectively. Correspondingly, the gross profit margin was 32.4 percent and 33.6 percent for the first nine months of both years. The Company's consolidated gross profit was $228.5 million for the first nine months of 2015, down $38.2 million from the gross profit of $266.7 million in the first nine months of 2014. The gross profit margin decrease was primarily due to higher raw material costs and fixed costs deleverage on lower sales.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $159.2 million in the first nine months of 2015 and decreased by $8.4 million or 5 percent in the first nine months of 2015 compared to $167.6 million the first nine months of last year. There were $1.6 million of costs included in non-GAAP adjustments related to executive transition, business realignment cost and pending or completed acquisitions in the first nine months of 2015. There were $4.7 million of costs included in non-GAAP adjustments related to executive transition and pending or completed acquisitions in the first nine months of 2014. Excluding these non-GAAP adjustments, SG&A expenses were $157.6 million in the first nine months of 2015 and decreased by $5.3 million or about 3 percent in the first nine months of 2015 compared to $162.9 million the first nine months of last year. In the first nine months of 2015, increases in SG&A attributable to acquisitions were $4.9 million. Excluding the acquisitions, the Company’s overall SG&A expenses in the first nine months of 2015 decreased by $10.2 million or about 6 percent to prior year a portion of which was related to foreign exchange.

Restructuring Expenses
Restructuring expenses for the first nine months of 2015 were $2.5 million and reduced diluted earnings per share by approximately $0.03. Restructuring expenses were primarily related to the continuing European and Brazilian manufacturing realignments started last year. Restructuring expenses were primarily severance expenses, equipment relocations and other miscellaneous manufacturing realignment activities. Restructuring expenses for the first nine months of 2014 were $1.5 million and reduced diluted earnings per share by $0.01.

Operating Income
Operating income was $66.8 million in the first nine months of 2015, down $30.7 million or about 31 percent from $97.5 million in the first nine months of 2014.

(In millions)	YTD October 3, 2015	YTD September 27, 2014	2015 v 2014
	Operating income (loss)
Water Systems	$66.8	$99.3	$(32.5)
Fueling Systems	37.4	37.9	(0.5)
Other	(37.4)	(39.7)	2.3
Consolidated	$66.8	$97.5	$(30.7)

There were specific items in the first nine months of 2015 and 2014 that impacted operating income that were not operational in nature.

In the first nine months of 2015 they were as follows:

•
There were $2.5 million of restructuring charges. Restructuring expenses were severance expenses and other miscellaneous manufacturing realignment activities, primarily related to the continued European and Brazilian realignment activities.

•	Executive transition costs were $0.9 million.

•	Business realignment cost, primarily severance, in targeted fixed cost reduction actions of $0.5 million.

•	Other miscellaneous costs related to closed and pending acquisitions were $0.2 million.

In the first nine months of 2014 they were as follows:

•
There were $1.5 million of restructuring charges. Restructuring expenses were severance expenses and other miscellaneous manufacturing realignment activities, primarily related to the continued European and Brazilian realignment activities.

•	Executive transition costs were $2.5 million.

•	Other miscellaneous costs related to closed and pending acquisitions were $1.7 million.

•	Software write-offs related to Pioneer rental were $1.1 million.

The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of operating income after non-GAAP adjustments and percent operating income after non-GAAP adjustments to net sales (operating income margin after non-GAAP adjustments).  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the First Nine Months of 2015
	Water	Fueling	Other	Consolidated
Reported Operating Income	$66.8	$37.4	$(37.4)	$66.8
% Operating Income To Net Sales	12.3%	23.2%		9.5%

Non-GAAP Adjustments:
Restructuring	$2.2	$0.3	$—	$2.5
Non-GAAP	$0.6	$0.1	$0.9	$1.6
Operating Income after Non-GAAP Adjustments	$69.6	$37.8	$(36.5)	$70.9
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	12.8%	23.4%		10.0%

	For the First Nine Months of 2014
	Water	Fueling	Other	Consolidated
Reported Operating Income	$99.3	$37.9	$(39.7)	$97.5
% Operating Income To Net Sales	15.8%	22.8%		12.3%

Non-GAAP Adjustments:
Restructuring	$1.4	$0.1	$—	$1.5
Non-GAAP	$2.2	$0.6	$2.5	$5.3
Operating Income after Non-GAAP Adjustments	$102.9	$38.6	$(37.2)	$104.3
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	16.4%	23.2%		13.1%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $69.6 million in the first nine months of 2015 compared to $102.9 million after non-GAAP adjustments in the first nine months of 2014, a decrease of 32 percent. The first nine months operating income margin after non-GAAP adjustments was 12.8 percent and decreased by 360 basis points compared to the first nine months of 2014. Operating income margin after non-GAAP adjustments decreased in Water Systems primarily due to loss of operating leverage.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $37.8 million in the first nine months of 2015 compared to $38.6 million after non-GAAP adjustments in the first nine months of 2014, a decrease of 2 percent. The first nine months operating income margin after non-GAAP adjustments was 23.4 percent flat compared to the percent of net sales in the first nine months of 2014.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses after non-GAAP adjustments were down about 2 percent compared to last year primarily due to lower incentive compensation.

Interest Expense
Interest expense for the first nine months of 2015 and 2014 was $7.7 million and $8.0 million, respectively.

Other Income or Expense
Other income or expense was a gain of $6.0 million in the first nine months of 2015. Included in other income in the first nine months of 2015 was minority income $2.7 million and interest income of $0.6 million, primarily derived from the investment of cash balances in short-term securities. The Company also realized a gain on the redeemable non-controlling interest liability in the first quarter of this year of about $2.7 million. The first nine months of 2014 was a gain of $1.6 million. Included in other income in the first nine months of 2014 was interest income of $1.5 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions had no impact for the first nine months of 2015.  Foreign currency-based transactions produced a loss for the first nine months of 2014 of $0.6 million, primarily due to several currency rate changes relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the first nine months of 2015 and 2014 was $7.6 million and $22.7 million, respectively. The effective tax rate for the first nine months of 2015 was about 12 percent and, before the impact of discrete events, was about 27 percent. Discrete adjustments during the first nine months of 2015 were the reversal of a deferred tax liability created in 2012 when the Company acquired the controlling interest in the Pioneer subsidiary and realized a gain on the then equity investment in Pioneer. This first nine months tax benefit of about $4.8 million was treated as a non-GAAP adjustment. Because in 2012, the gain was treated as a non-GAAP adjustment, the Company is now consistently treating the reversal of the tax liability related to that gain as a non-GAAP adjustment and reducing reported Earnings per Share in the first nine months of 2015 by $0.10 cents. The Company also realized a gain on the redeemable non-controlling interest liability in the first nine months of this year of about $2.7 million which is included in ‘Other income’. This purchase transaction also resulted in other tax benefits of about $2.5 million, which were expensed through the Company’s earnings in prior years as well as a current period benefit of about $1.0 million related to the 2015 gain. The effective tax rate for the first nine months of 2015 and 2014 was about 27 percent before discrete adjustments. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the first nine months of 2015 was $57.4 million compared to 2014 first nine months net income of $67.7 million.  Net income attributable to Franklin Electric Co., Inc. for the first nine months of 2015 was $56.8 million, or $1.17 per diluted share, compared to 2014 first nine months net income attributable to Franklin Electric Co., Inc. of $66.7 million or $1.36 per diluted share. Earnings after non-GAAP adjustments for the first nine months of 2015 were $53.6 million, or $1.12 per diluted share, compared to the prior year first nine months earnings after non-GAAP adjustments of $69.5 million or $1.45 per diluted share.

There were specific items in the first nine months of 2015 and 2014 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the First Nine Months
(in millions)	2015	2014	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$56.8	$66.7	(15)%
Allocated Undistributed Earnings	$(0.9)	$(1.3)
Adjusted Earnings for EPS Calculation	$55.9	$65.4	(15)%

Non-GAAP adjustments (before tax):
Restructuring	$2.5	$1.5
Non-GAAP items	$1.6	$5.3
Pioneer tax benefits on equity gain	$(4.8)	$—

Non-GAAP adjustments, net of tax:
Restructuring	$1.5	$0.9
Non-GAAP items	$1.0	$3.2
Pioneer tax benefits on equity gain	$(4.8)	$—
Earnings after Non-GAAP Adjustments	$53.6	$69.5	(23)%

Earnings Per Share Before and After Non-GAAP Adjustments	For the First Nine Months
(in millions except Earnings Per Share)	2015	2014	Change
Average Fully Diluted Shares Outstanding	47.8	48.2	(1)%
Fully Diluted Earnings Per Share ("EPS") Reported	$1.17	$1.36	(14)%
Restructuring Per Share, net of tax	$0.03	$0.01
Non-GAAP items	$0.02	$0.08
Pioneer tax benefits on equity gain	$(0.10)	$—

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$1.12	$1.45	(23)%

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

On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life (the "New York Life Agreement") for $150.0 million maximum aggregate principal borrowing capacity and the Company authorized the issuance of $75.0 million of floating rate senior notes due May 27, 2025. These series notes have a floating interest rate of one-month USD LIBOR plus a spread of 1.35 percent with interest-only payments due on a monthly basis. The New York Life Agreement contains customary affirmative and negative covenants and a cross default provision in the event the Company defaults on any obligation exceeding $10.0 million. As of October 3, 2015, there was $75.0 million remaining borrowing capacity under the New York Life Agreement.

On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. (the "Prudential Agreement") to increase the total borrowing capacity from $200.0 million to $250.0 million. As of October 3, 2015, $120.0 million was outstanding under the Prudential Agreement. Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity. As of October 3, 2015, the Company had $100.0 million borrowing capacity under the Prudential Agreement.

In addition, the Company has a committed, unsecured, revolving credit agreement maturing on December 14, 2016 (the “Credit Agreement”) in the amount of $150.0 million. As of October 3, 2015, the Company had $125.5 million borrowing capacity under the Credit Agreement as $4.0 million in letters of commercial and standby letters of credit were outstanding and undrawn and $20.5 million of revolver borrowing was drawn and outstanding at the end of the quarter.

The Credit Agreement, the Prudential Agreement, the Project Bonds, and the New York Life Agreement contain customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Credit Agreement, the Prudential Agreement, the Project Bonds, and the New York Life Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million.

At October 3, 2015, the Company had $84.9 million of cash on hand at various locations worldwide. Approximately 29 percent of the cash and equivalents was in the U.S. and readily accessible. Approximately 40 percent was in Europe, and the remaining 31 percent was in Asia Pacific, Africa, and other locations combined. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Cash investments worldwide are invested according to a written policy, and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority.

Net cash provided by operating activities was $60.3 million for nine months ended October 3, 2015 and $3.5 million for the nine months ended September 27, 2014. Cash generated from operations during the first nine months of 2015 was greater than the first nine months of 2014 as trade receivables and inventory increases during the first nine months of 2014 were higher consistent with the higher sales volumes in 2014. During the first nine months of 2015, excluding the impact of foreign currency, trade receivables were flat to the prior year end and inventory increased less than 3 percent from end of year 2014. During the first quarter of 2015, the mandatory share purchase liability for PPH was settled, resulting in a non-cash gain and reversal of certain deferred tax liabilities, also non-cash, both of which were adjustments to net income.

Net cash used in investing activities was $18.4 million for the nine months ended October 3, 2015, compared to $68.4 million for the nine months ended September 27, 2014. During the first nine months of 2015 less cash was used in investing activities for acquisitions and equity investments compared to the first nine months of 2014 (the Bombas Leao acquisition was completed during the first nine months of 2014). In addition, capital expenditures during the first nine months of 2015 were down from the first nine months of 2014 primarily due to the completion of a new manufacturing facility in Brazil in 2014.

Net cash used in financing activities was $10.1 million for the nine months ended October 3, 2015, compared to $11.4 million of cash provided by financing activities for the nine months ended September 27, 2014. The increase in cash used by financing activities in the first nine months of 2015 was primarily due to the payment made during the first quarter for the PPH mandatory share purchase liability. In addition, during the first nine months of 2015, the Company completed the repurchase of approximately 1.4 million common shares for $41.3 million. The Company repurchased approximately 0.2 million shares of common stock during the first nine months of 2014 for $7.6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the third quarter and nine months ended October 3, 2015. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective.

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

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. On July 16, 2014, CARB appealed and filed its brief in support of the appeal. The Company filed its response brief on December 23, 2014 and CARB filed its Reply brief on February 2, 2015.  On September 29, 2015, both sides made oral arguments in front of the California Court of Appeals. The Appellate Court now has ninety days to issue a ruling.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 1,275,346 shares for approximately $37.1 million under the plan during the third quarter of 2015. The maximum number of shares that may still be purchased under this plan as of October 3, 2015, is 2,470,947.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Repurchased
July 5 - August 8	580,669	$28.97	580,669	3,165,624
August 9 - September 5	594,677	$29.50	594,677	2,570,947
September 6 - October 3	100,000	$27.31	100,000	2,470,947
Total	1,275,346	$29.09	1,275,346	2,470,947

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: November 3, 2015	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2015	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRD QUARTER ENDED OCTOBER 3, 2015

Number	Description

3.1	Amended and Restated Bylaws of Franklin Electric Co., Inc. (incorporated by reference to the Company's Form 8-K filed on September 2, 2015)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase