Form 10-K
period 2016-01-02
FRANKLIN ELECTRIC CO INC
filed 2016-03-02
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at July 2, 2015 (the last business day of the registrant’s most recently completed second quarter) was $1,514,812,143.  The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant's 401(k) Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 17, 2016:
46,112,066 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2016 (Part III).

FRANKLIN ELECTRIC CO., INC.

PART I

ITEM 1. BUSINESS

General
Franklin Electric Co., Inc. is an Indiana corporation founded in 1944 and incorporated in 1946. Except where the context otherwise requires, “Franklin Electric” or the “Company,” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

The Company designs, manufactures and distributes water and fuel pumping systems, composed primarily of submersible motors, pumps, electronic controls and related parts and equipment. The Company’s water pumping systems move fresh and waste water for the housing, agriculture, and other industrial end markets. Historically, water-pumping systems contributed about 80 percent of revenues. The Company is also a top supplier of submersible fueling systems at gas stations, making pumps, pipes, electronic controls, and monitoring devices. Fuel pumping systems account for the balance of the Company’s revenues. The Company's business consists of two reporting segments based on the principal end market served: the Water Systems segment and the Fueling Systems segment. The Company includes unallocated corporate expenses in an “Other” segment that, together with the Water Systems and Fueling Systems segments, represent the Company.

The Company's products are sold worldwide by its employee sales force and independent manufacturing representatives. The Company offers normal and customary trade terms to its customers, no significant part of which is of an extended nature. Special inventory requirements are not necessary, and customer merchandise return rights do not extend beyond normal warranty provisions.

The market for the Company's products is highly competitive and includes diversified accounts by size and type. The Company's Water Systems and Fueling Systems products and related equipment are sold to specialty distributors and some original equipment manufacturers (“OEMs”), as well as industrial and petroleum equipment distributors and major oil and utility companies.

Business Segments and Products
Segment and geographic information appears in Note 16, “Segment and Geographic Information” to the consolidated financial statements.

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

Water Systems motors and pumps are used principally for pumping clean water and wastewater in a variety of residential, agricultural, and industrial applications. Water Systems also manufactures electronic drives and controls for the motors which control functionality and provide protection from various hazards, such as electric surges, over-heating, or dry wells or tanks.

The Water Systems business has grown from a domestic submersible motor manufacturer to a global manufacturer of systems and components for the movement of water and automotive fuels. Founded in the 1940s, the Company made submersible motors for pumps for much of its history. About 10 years ago, it entered the pump business, and has since grown through acquisitions. Highlights of the Water Systems business transformation, from its origins to the present, are as follows:

•	1950s - Domestic submersible motor manufacturer

•	1990s - Global manufacturer of submersible motors, electronic drives and controls selling to pump OEMs

•	2004 - Began to change the business model to include pumps and sell directly to wholesale distributors

•	2006 - Added adjacent pumping systems, acquired Little Giant Pump Company, United States

•	2007 - Expanded globally, acquired Pump Brands (Pty) Limited, South Africa

•	2008 - Continued global expansion, acquired Industrias Schneider SA, Brazil

•	2009 - International acquisition, Vertical, S.p.A., Italy

•	2011 - International acquisition, Impo Motor Pompa Sanayi ve Ticaret A.S., Turkey

•	2012 - Acquired majority interest, 70.5%, in mobile pumping systems company, Pioneer Pump Holdings, Inc. ("PPH"), a United States company with subsidiaries in the United Kingdom and South Africa

•	2014 - International acquisitions, Bombas Leao S.A., Brazil and majority interest, 70%, of Pluga Pumps and Motors Private Limited, India

•	2015 - Acquired remaining 29.5% noncontrolling interest of PPH
Water Systems products are sold in highly competitive markets. Water-pumping systems contribute about 80 percent of revenue. Significant portions of segment revenue come from selling groundwater and surface pumps to residential and commercial buildings, a relatively stable business, as well as agricultural sales which are more seasonal and subject to commodity price changes. The Water segment generates 40 percent of its revenue in developing markets, which often lack municipal water systems. As those countries bring systems up to date, the Company views those markets as an opportunity. The Company has had 15 to 20 percent compounded annual sales growth in those regions in recent years. Water Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The Company's principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc., and Xylem, Inc.

2015 Water Systems research and development expenditures were primarily related to the following activities:

•	Electronic drives and controls for submersible pumping and HVAC applications

•	Submersible pumping technology, including the new FhotonTM Solar Drive system

•	Submersible and surface pumps for agricultural and municipal applications

•	Gray water pumping equipment, including the Pit+Plus® Basin System, IGPH series high head grinder pumps, and Battery Backup Sump Pump Kits

•	Submersible motor technology and motor protection

•	Artificial Lift systems for gas well dewatering and oil pumping, including a new drive system and deeper set pumps

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

Fueling Systems has expanded its product offerings through internal development and acquisitions. Highlights of the Fueling Systems history are as follows:

•	1990s - Domestic manufacturer of submersible turbine pumping systems

•	2000 - Acquired Advanced Polymer Technology, Inc., a manufacturer of underground pipe for fueling applications, and EBW, Inc., a manufacturer and distributor of fueling hardware components

•	2006 - Acquired Healy Systems, Inc., a manufacturer of fueling nozzles and vapor recovery systems

•	2010 - Acquired PetroTechnik Limited, a United Kingdom distributor that designs and sources flexible and lightweight underground pipe

•	2012 - Acquired Flexing, Inc., a manufacturer of fueling equipment including stainless steel flexible hose connectors

•	2014 - Acquired majority interest, 65%, in Wadcorpp India Private Limited, India, a distributor of fueling equipment

Fueling Systems products are sold in highly competitive markets. In Fueling Systems, rising car use is leading to more investment in gas stations which, in turn, leads to increased demand for the Company’s Fueling Systems products. The Company believes there is growth opportunity in developing markets and, accordingly, acquired an investment in India in 2014. Fueling Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The Company's principal competitors in the petroleum equipment industry are Danaher Corporation and Dover Corporation.

2015 Fueling Systems research and development expenditures were primarily related to the following activities:

•	Development of alternative fuel pumping systems

•	Development of a system for monitoring substation circuit breakers

•	Development of a system for routing electrical wiring to watertight fuel containment sumps

•	Software enhancements to automatic tank gauges

Research and Development
The Company incurred research and development expense as follows:

(In millions)	2015	2014	2013
Research and development expense	$18.4	$19.3	$16.8

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

Employees
The Company employed approximately 4,900 persons at the end of 2015.

Major Customers
No single customer accounted for over 10 percent of net sales in 2015, 2014, or 2013. No single customer accounted for over 10 percent of gross accounts receivable in 2015 and 2014.

Backlog
The dollar amount of backlog by segment was as follows:

(In millions)	February 17, 2016	February 19, 2015
Water Systems	$44.4	$50.6
Fueling Systems	15.0	13.5
Consolidated	$59.4	$64.1

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2016.  The Company’s sales in the first quarter are generally less than its sales in other quarters due to generally less water well drilling and overall product sales during the winter months in the Northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

Environmental Matters
The Company believes that it is in compliance with all applicable federal, state, and local laws concerning the discharge of material into the environment, or otherwise relating to the protection of the environment. The Company has not experienced any material costs in connection with environmental compliance, and does not believe that such compliance will have any material effect upon the financial position, results of operations, cash flows, or competitive position of the Company.

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
The Company's operations are dependent on information technology infrastructure and failures could significantly affect its business. The Company depends on information technology infrastructure in order to achieve business objectives. If the Company experiences a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of IT systems by a third party, the resulting disruptions could impede the Company's ability to record or process orders, manufacture and ship products in a timely manner, or otherwise carry on business in the ordinary course. Any such events could cause the loss of customers or revenue and could cause significant expense to be incurred to eliminate these problems and address related security concerns. The Company is also in the process of updating its global Enterprise Resource Planning ("ERP") system that will redesign and deploy a common information system over a period of several years. The process of implementation can be costly and can divert the attention of management from the day-to-day operations of the business. As the Company implements the ERP system, the new system may not perform as expected, which could have an adverse effect on the Company's business.

Additional Risks to the Company. The Company is subject to various risks in the normal course of business. Exhibit 99.1 sets forth risks and other factors that may affect future results, including those identified above, and is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Franklin Electric serves customers worldwide with manufacturing and distribution facilities located in over 15 countries. The Global Headquarters is located in Fort Wayne, Indiana, United States and houses sales, marketing, and administrative offices along with a state of the art research and engineering facility. Besides the owned corporate facility, the Company considers the following to be principal properties:

Location / Segment	Purpose	Own/Lease
Santa Catarina, Brazil / Both	Manufacturing/Distribution/Sales	Own
Sao Paulo, Brazil / Both	Manufacturing/Distribution/Sales	Own
Jiangsu Province, China / Both	Manufacturing	Own
Brno, Czech Republic / Water	Manufacturing	Own
Dueville, Italy / Water	Manufacturing	Own
Nuevo Leon, Mexico / Both	Manufacturing	Own
Edenvale, South Africa / Water	Manufacturing	Own
Izmir, Turkey / Water	Manufacturing/Distribution/Sales/R&D	Own
Indiana, United States / Both	Manufacturing/Distribution/Sales/R&D	Own
Oklahoma, United States / Water	Manufacturing	Own
Wisconsin, United States / Fueling	Manufacturing/Distribution/Sales/R&D	Lease

The Company also owns and leases other small facilities which serve as manufacturing locations and distribution warehouses. The Company does not consider these facilities to be principal to the business or operations. In the Company’s opinion, its facilities are suitable for their intended use, adequate for the Company’s business needs, all currently utilized, and in good condition.

ITEM 3. LEGAL PROCEEDINGS

In August 2010, the California Air Resources Board (“CARB”) and South Coast Air Quality Management District (“SCAQMD”) filed civil complaints in the Los Angeles Superior Court against the Company and Franklin Fueling Systems, Inc.  The complaints related to a third-party-supplied component part of the Company's Healy 900 Series nozzle, which is part of the Company's Enhanced Vapor Recovery (“EVR”) Systems installed in California gasoline filling stations.  The complaints were consolidated into one case (People of the State of California vs. Franklin Fueling Systems, Inc. et al.) which was tried in the later part of December 2012 and early part of January 2013 (“CARB Case”).

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. On July 16, 2014, CARB appealed. On September 29, 2015 the Court of Appeals heard oral arguments on the case. On December 8, 2015, the Court of Appeals affirmed the lower court’s decision. Although CARB had the opportunity to petition for cert to the California Supreme Court, the time for filing such petition has passed and thus this case has concluded.

Neither of these suits has had any effect on CARB's certification of the Company's EVR System or any other products of the

Company or its subsidiaries, and did not interfere with continuing sales.  CARB has never decertified the Company's EVR System and has never proposed to do so.

ITEM 4. MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of January 2, 2016, are as follows:

Name	Age	Position Held	Period Holding Position
Gregg C. Sengstack	57	Chairman and Chief Executive Officer	2015 - present
		President and Chief Executive Officer	2014 - 2015
		President and Chief Operating Officer	2011 - 2014
Robert J. Stone	51	Senior Vice President and President, International Water Systems	2012 - present
		Senior Vice President and President, Americas Water Systems Group	2007 - 2012
Daniel J. Crose	68	Vice President, Global Water Product Supply	2011 - present
DeLancey W. Davis	50	Vice President and President, North America Water Systems	2012 - present
		Vice President and President, US/Canada Business Unit	2011 - 2012
Donald P. Kenney	55	Vice President and President, Energy Systems	2014 - present
		President, Energy Systems	2013 - 2014
		President, Fueling Systems	1991 - 2013
John J. Haines	52	Vice President, Chief Financial Officer, and Secretary	2008 - present
Julie S. Freigang	48	Vice President, Global Information Systems	2015 - present
		Chief Information Officer	2014 - 2015
		Vice President, Information Technologies-Eaton Corporation	2011 - 2014
Steven W. Aikman	56	Vice President, Global Water Systems Engineering	2010 - present
Thomas J. Strupp	62	Vice President, Global Human Resources	2010 - present

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of shareowners of record as of February 17, 2016 was 781. The Company's stock is traded on the NASDAQ Global Select Market under the symbol FELE.

Dividends paid and the price range per common share as quoted by the NASDAQ Global Select Market for 2015 and 2014 were as follows:

	Dividends per Share		Price per Share
	2015	2014	2015		2014
			Low	High	Low	High
1st Quarter	$.0900	$.0775	$33.45	$39.12	$37.76	$45.42
2nd Quarter	.0975	.0900	32.13	39.56	37.20	43.58
3rd Quarter	.0975	.0900	26.75	31.67	35.17	40.91
4th Quarter	.0975	.0900	26.91	35.11	33.93	39.95

Issuer Purchases of Equity Securities
In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 169,985 shares for approximately $4.9 million under this plan during the fourth quarter of 2015. The maximum number of shares that may still be purchased under this plan as of January 2, 2016 is 2,300,962.

Period	Total Number of Shares Repurchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan		Maximum Number of Shares that may yet be Repurchased
October 4 - November 7	—	$—	—	—	—	2,470,947
November 8 - December 5	—	—	—	—	—	2,470,947
December 6 - January 2	169,985	29.10	—	169,985	—	2,300,962
Total	169,985	$29.10	—	169,985	—	2,300,962

Stock Performance Graph
The following graph compares the Company's cumulative total shareholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Guggenheim S&P Global Water Index and the Russell 2000 Index.
Hypothetical $100 invested on January 1, 2011 (fiscal year-end 2010) in Franklin Electric common stock (FELE), Guggenheim S&P Global Water Index, and Russell 2000 Index, assuming reinvestment of dividends:

	YE 2010	2011	2012	2013	2014	2015
FELE	$100	$113	$161	$232	$195	$141
Guggenheim S&P Global Water	100	90	107	133	137	135
Russell 2000	100	96	111	155	162	155

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements. The information set forth below is not necessarily indicative of future operations.

Five Year Financial Summary

(In thousands, except per share amounts and ratios)	2015	2014	2013	2012	2011
		(b)		(c)	(d)
Operations:
Net sales	$924,923	$1,047,777	$965,462	$891,345	$821,077
Gross profit	297,608	344,410	331,514	301,664	272,305
Interest expense	10,039	10,735	10,597	10,208	10,502
Income tax expense	12,625	18,851	28,851	32,250	23,412
Net income attributable to Franklin Electric Co., Inc.	72,945	69,806	81,958	82,864	63,099
Depreciation and amortization	35,476	37,210	31,356	28,335	25,295
Capital expenditures	25,933	42,396	67,206	42,062	21,144
Balance sheet:
Working capital (a)(e)	$293,463	$268,434	$333,880	$283,278	$276,386
Property, plant, and equipment, net	190,039	209,786	208,596	171,975	146,409
Total assets	996,408	1,075,887	1,051,873	976,379	829,530
Long-term debt	188,103	143,695	174,166	150,729	150,000
Shareowners’ equity	557,700	596,840	595,707	514,406	448,135
Other data:
Net income attributable to Franklin Electric Co., Inc., to sales	7.9%	6.7%	8.5%	9.3%	7.7%
Net income attributable to Franklin Electric Co., Inc., to average total assets	7.0%	6.6%	8.1%	9.2%	7.8%
Current ratio (a)(f)	3.0	2.3	3.4	2.9	3.2
Number of common shares outstanding	46,219	47,594	47,715	47,132	46,677
Per share:
Market price range
High	$39.56	$45.42	$45.62	$30.98	$26.09
Low	$26.75	$33.93	$29.95	$22.77	$16.41
Net income attributable to Franklin Electric Co., Inc., per weighted average common share	$1.52	$1.43	$1.70	$1.76	$1.36
Net income attributable to Franklin Electric Co., Inc., per weighted average common share, assuming dilution	$1.50	$1.41	$1.68	$1.73	$1.33
Book value (g)	$11.73	$12.38	$12.38	$10.78	$9.45
Dividends per common share	$0.3825	$0.3475	$0.3050	$0.2850	$0.2675

(a)	Balances as of year-end 2014, 2013, 2012, and 2011 were not retrospectively adjusted for the adoption of ASU 2015-17, which related to the presentation of deferred taxes.

(b)
Includes the results of operations of the Company's 100% wholly owned subsidiary, Bombas Leao S.A., since its acquisition in the second quarter of 2014, and 90% of the Company's owned subsidiary, Impo Motor Pompa Sanayi ve Ticaret A.S., since the Company's acquisition of an additional 10% in the second quarter of 2014.

(c)
Includes the results of operations of the Company's 70.5% owned subsidiary, Pioneer Pump Holdings, Inc., since the Company's acquisition of an additional 39.5% in the first quarter of 2012, 100% of the wholly owned subsidiary, Cerus Industrial Corporation, since its acquisition in the third quarter of 2012, and 100% of the wholly owned subsidiary, Flexing, Incorporated, since the Company's acquisition in the fourth quarter of 2012.

(d)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

2015 vs. 2014

OVERVIEW

Sales in 2015 decreased from the prior year.  Net sales in 2015 were $924.9 million, a decrease of about 12 percent compared to 2014 sales of $1,047.8 million. The sales decrease was primarily the impact of foreign currency translation as the US dollar strengthened against certain foreign currencies and lower sales volume, partially offset by price increases, as well as the Company's acquisitions. The Company's consolidated gross profit was $297.6 million for 2015, a decrease of $46.8 million or about 14 percent from 2014. The gross profit as a percent of net sales decreased 70 basis points to 32.2 percent in 2015 from 32.9 percent in 2014. The gross profit margin change was due primarily to lost leverage on fixed cost due to lower sales. For 2015, diluted earnings per share were $1.50, an increase of 6 percent compared to 2014 diluted earnings per share of $1.41. Adjusted earnings per share were $1.47, a decrease of 16 percent versus the $1.76 adjusted earnings per share in 2014 (see the table below for a reconciliation of the GAAP EPS to the adjusted EPS).

RESULTS OF OPERATIONS

Net Sales
Net sales in 2015 were $924.9 million, a decrease of $122.9 million or about 12 percent compared to 2014 sales of $1,047.8 million.  The incremental impact of sales from acquired businesses was $21.3 million or about 2 percent.  Sales revenue decreased by $89.3 million or about 9 percent in 2015 due to foreign currency translation. The sales change in 2015, excluding acquisitions and foreign currency translation, was a decrease of $54.9 million or about 5 percent.

	Net Sales
(In millions)	2015	2014	2015 v 2014
Water Systems	$707.6	$824.6	$(117.0)
Fueling Systems	217.3	223.2	(5.9)
Consolidated	$924.9	$1,047.8	$(122.9)

Net Sales-Water Systems
Water Systems sales were $707.6 million in 2015, a decrease of $117.0 million or 14 percent versus 2014. The incremental impact of sales from acquired businesses was $20.8 million or about 2 percent.  Foreign currency translation rate changes decreased sales $78.3 million, or about 9 percent, compared to sales in 2014. The sales change in 2015, excluding acquisitions and foreign currency translation, was a decrease of $59.5 million or about 7 percent.

Water Systems sales in the U.S. and Canada were 36 percent of consolidated sales and declined by about 20 percent in 2015 compared to the prior year. Sales revenue decreased by $5.9 million or about 1 percent in 2015 due to foreign currency translation. In 2015, U.S. and Canada sales of Pioneer branded mobile dewatering equipment declined by about 55 percent. The decline in mobile dewatering equipment is primarily attributed to reduced demand in the oil and gas end markets. Sales of groundwater pumping equipment declined by about 14 percent, and sales of surface water pumping equipment declined by about 6 percent versus 2014. The decline in groundwater equipment sales is attributable primarily to weaker demand in the agriculture sector as a result of less favorable weather and to a lesser extent, distributor changes the Company made in its primary groundwater distribution channel. Sales of surface water pumping equipment also declined due to lower condensate pump sales as cooler temperatures delayed the start to the HVAC season.

Water Systems sales in Latin America were about 14 percent of consolidated sales for 2015 and declined by about 9 percent compared to the prior year. Acquisition related sales during 2015 were $10.4 million or about 7 percent. Foreign currency translation rate changes decreased sales $34.7 million, or about 24 percent, compared to sales in 2014. Excluding acquisition and foreign currency translation, sales in Latin America grew by about 8 percent during 2015. The growth in sales was led by increased sales in Mexico and Brazil, in local currency. This sales growth is a result of increasing demand for Franklin submersible pumps and motors, customer acceptance of the many product line upgrades that have been implemented over the past two years, and general market conditions.

Water Systems sales in the Middle East and Africa were about 11 percent of consolidated sales and decreased by about 10 percent compared to 2014. Water Systems sales in the Middle East and Africa were reduced by $16.5 million or about 14 percent in the year due to foreign currency translation. Excluding the impact of foreign currency translation, sales were up about 4 percent compared to 2014. The growth was driven by strong sales of groundwater pumping equipment in Turkey.

Water Systems sales in the Asia Pacific region were 8 percent of consolidated sales and grew by about 7 percent compared to the prior year. Acquisition related sales during 2015 increased sales by about 9 percent in Asia Pacific. Foreign currency translation rate changes decreased sales in 2015 in the Asia Pacific region by about 5 percent. Excluding acquisitions and foreign currency translation sales grew by about 3 percent during 2015. The Asia Pacific region experienced strong year over year growth in Southeast Asia and Korea. These sales increases were partially offset by smaller declines in sales in Australia, Japan and China.

Water Systems sales in Europe were about 7 percent of consolidated sales and decreased by about 20 percent compared to the prior year. Foreign currency translation rate changes decreased sales by about 21 percent compared to sales in 2014. Excluding foreign currency translation, European sales grew by about 1 percent during 2015.

Net Sales-Fueling Systems
Fueling Systems sales which represented 23 percent of consolidated sales were $217.3 million in 2015, a decrease of $5.9 million or about 3 percent versus 2014. The incremental impact of sales from acquired businesses was $0.5 million.  Foreign currency translation rate changes decreased sales $11.0 million or about 5 percent compared to sales in 2014. The sales change in 2015, excluding acquisitions and foreign currency translation, was an increase of $4.6 million or about 2 percent.

Fueling Systems sales in the U.S. and Canada grew by about 6 percent in 2015 compared to the prior year with sales growth coming from most product lines, especially in piping. Fueling Systems revenues declined in India and China due to the timing of tender awards made in India and the ongoing reduction in State owned oil company procurements in China. Sales also declined in Europe principally due to a 42 percent decline in the sale of storage tanks that support North Sea oil production.

Cost of Sales
Cost of sales as a percent of net sales for 2015 and 2014 was 67.8 percent and 67.1 percent, respectively. Correspondingly, the gross profit margin decreased to 32.2 percent from 32.9 percent, a 70 basis point decline. The gross profit margin decrease was primarily due to fixed costs deleverage on lower sales and higher raw material costs. Direct materials as a percentage of sales was 46.9 percent up 50 basis points compared to 46.4 percent last year. This increase in direct materials was partially offset by lower labor and burden costs.  The Company's consolidated gross profit was $297.6 million for 2015, down $46.8 million or 14 percent from 2014.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $204.3 million in 2015 and decreased by $23.4 million or about 10 percent in 2015 compared to last year. In 2015, increases in SG&A attributable to acquisitions were about $6 million or about 3 percent. Additional year over year changes in SG&A costs were decreases in the year primarily due to lower marketing and selling related expenses, as well as lower costs for incentive compensation. Approximately half of the lower SG&A expenses was related to foreign exchange.

Restructuring Expenses
Restructuring expenses for 2015 were $3.0 million and reduced diluted earnings per share by approximately $0.04. Restructuring expenses in 2015 included severance and pension costs, equipment relocation expenses, asset write-downs and primarily related to the closure of the Wittlich, Germany facility and other manufacturing realignment activities in Europe and Brazil. There were $16.6 million of restructuring expenses in 2014 and reduced diluted earnings per share by approximately $0.24. Restructuring expenses in 2014 included severance costs, equipment relocation expenses, and asset write-downs primarily related to the closure of the Wittlich, Germany facility and other European manufacturing realignment activities.

Operating Income
Operating income was $90.4 million in 2015, down $9.7 million from $100.1 million in 2014.

	Operating income (loss)
(In millions)	2015	2014	2015 v 2014
Water Systems	$86.7	$103.9	$(17.2)
Fueling Systems	51.5	49.7	1.8
Other	(47.8)	(53.5)	5.7
Consolidated	$90.4	$100.1	$(9.7)

There were specific items in 2015 and 2014 that impacted operating income that were not operational in nature.

In 2015 they were as follows:

•
There were $3.0 million of restructuring charges. Restructuring expenses in 2015 were $0.6 million in severance cost, $0.6 million in pension cost, $0.6 million expenses related to equipment transfers and freight costs, $0.1 million in asset write-offs and $1.1 million in other relocation costs primarily related to the closure of the Wittlich, Germany facility and other manufacturing realignment activities in Europe and Brazil.

•	$1.2 million related to executive transition.

•	$0.7 million related to business realignment cost, primarily severance, in targeted fixed cost reduction actions.

•	$0.2 million in other miscellaneous costs related to closed acquisitions.

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

The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of operating income after non-GAAP adjustments and percent operating income to net sales after non-GAAP adjustments to net sales (operating income margin after non-GAAP adjustments).  The Company believes this information helps investors and management understand underlying trends in the Company's business more easily and by presenting these matters in this way, gives our investors and management a more accurate picture of the actual operational performance of the Company. The non-GAAP adjustments are for restructuring expenses, reported separately on the income statement, as well as certain legal matters and acquisition related items which are included in SG&A on the income statement.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the Full Year of 2015
	Water	Fueling	Other	Consolidated
Reported Operating Income	$86.7	$51.5	$(47.8)	$90.4
% Operating Income To Net Sales	12.3%	23.7%		9.8%

Non-GAAP Adjustments:
Restructuring	$2.7	$0.3	$—	$3.0
Non-GAAP Expenses	$0.7	$0.2	$1.2	$2.1
Operating Income after Non-GAAP Adjustments	$90.1	$52.0	$(46.6)	$95.5
% Operating Income to Net Sales after Non-GAAP adjustments (Operating Income Margin after Non-GAAP Adjustments)	12.7%	23.9%		10.3%

	For the Full Year of 2014
	Water	Fueling	Other	Consolidated
Reported Operating Income	$103.9	$49.7	$(53.5)	$100.1
% Operating Income To Net Sales	12.6%	22.3%		9.6%

Non-GAAP Adjustments:
Restructuring	$16.1	$0.5	$—	$16.6
Non-GAAP Expenses	$3.7	$1.5	$2.5	$7.7
Operating Income after Non-GAAP Adjustments	$123.7	$51.7	$(51.0)	$124.4
% Operating Income to Net Sales after Non-GAAP adjustments (Operating Income Margin after Non-GAAP Adjustments)	15.0%	23.2%		11.9%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $90.1 million in 2015, a decrease of 27 percent versus 2014. The 2015 operating income margin after non-GAAP adjustments was 12.7 percent and decreased by 230 basis points compared to the 15.0 percent of net sales in 2014. Operating income margin after non-GAAP adjustments decreased in Water Systems primarily due to loss of operating leverage.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $52.0 million in 2015 compared to $51.7 million after non-GAAP adjustments in 2014. The 2015 operating income margin after non-GAAP adjustments was 23.9 percent and increased by 70 basis points compared to the 23.2 percent of net sales in 2014. This increased profitability was primarily due to lower fixed costs.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses after non-GAAP adjustments were down about 9 percent compared to last year primarily due to lower incentive compensation due to lower overall operating results.

Interest Expense
Interest expense for 2015 and 2014 was $10.0 million and $10.7 million, respectively.

Other Income or Expense
Other income or expense was a gain of $6.9 million in 2015. Included in other income or expense in 2015 was minority income of $2.8 million and interest income of $1.3 million, primarily derived from the investment of cash balances in short-term securities. The Company also realized a gain on the settlement of the redeemable non-controlling interest liability in the first quarter of this year of about $2.7 million. Other income or expense was a gain of $1.3 million in 2014 and included in other income or expense in 2014 was interest income of $2.0 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for 2015 of $0.9 million, primarily due to the South African rand, Colombian Peso and Australian dollar relative to the U.S. dollar, none of which individually were significant.  Foreign currency-based transactions produced a loss for 2014 of $1.0 million, primarily due to the Canadian dollar, Australian dollar, Turkish lira, and South African rand relative to the U.S. dollar, none of which individually were significant.

Income Taxes
The provision for income taxes in 2015 and 2014 was $12.6 million and $18.9 million, respectively. The tax rate for 2015 was 14.6 percent and 2014 was 21.0 percent. Discrete adjustments during 2015 were the reversal of a deferred tax liability created in 2012 when the Company acquired the controlling interest in the Pioneer subsidiary and realized a gain on the then equity investment in Pioneer. This tax benefit of about $4.8 million was treated as a non-GAAP adjustment. Because in 2012, the gain was treated as a non-GAAP adjustment, the Company is now consistently treating the reversal of the tax liability related to that gain as a non-GAAP adjustment and reducing reported Earnings per Share in 2015 by $0.10 cents. The Company also realized a gain on the redeemable non-controlling interest liability in the year of about $2.7 million which is included in ‘Other income’. This purchase transaction also resulted in other tax benefits of about $2.5 million, which were expensed through the Company’s earnings in prior years as well as a current year benefit of about $1.0 million related to the 2015 gain. The effective tax rate for 2015 was about 27 percent and 2014 was about 26 percent before discrete adjustments. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for 2015 was $73.7 million compared to 2014 net income of $70.9 million.  Net income attributable to Franklin Electric Co., Inc. for 2015 was $72.9 million, or $1.50 per diluted share, compared to 2014 net income attributable to Franklin Electric Co., Inc. of $69.8 million or $1.41 per diluted share. Net income attributable to Franklin Electric Co., Inc. after Non-GAAP adjustments for 2015 was $69.7 million, or $1.47 per diluted share, compared to 2014 net income attributable to Franklin Electric Co., Inc. after Non-GAAP adjustments of $84.3 million or $1.76 per diluted share.

There were specific items in 2015 and 2014 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature. The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of net income attributable to Franklin Electric Co., Inc. and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the Full Year
(in millions)	2015	2014	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$72.9	$69.8	4%
Allocated Undistributed Earnings	$(1.5)	$(1.6)
Adjusted Earnings for EPS Calculations	$71.4	$68.2	5%
Non-GAAP adjustments (before tax):
Restructuring	$3.0	$16.6
Non-GAAP items	$2.1	$7.7
Pioneer tax benefits on equity gain	$(4.8)	$—
Non-GAAP adjustments, net of tax:
Restructuring	$1.8	$11.4
Non-GAAP items	$1.3	$4.7
Pioneer tax benefits on equity gain	$(4.8)	$—
Net Income attributable to Franklin Electric Co., Inc. after Non-GAAP Adjustments (Adjusted Net Income)	$69.7	$84.3	(17)%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Full Year
(in millions except per-share data)	2015	2014	Change
Average Fully Diluted Shares Outstanding	$47.6	$48.2	(1)%

Fully Diluted Earnings Per Share ("EPS") Reported	$1.50	$1.41	6%

Restructuring Per Share, net of tax	$0.04	$0.24
Non-GAAP items, net of tax	$0.03	$0.11
Pioneer tax benefits on equity gain	$(0.10)	$—

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$1.47	$1.76	(16)%

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

•	$3.2 million in other miscellaneous costs related to closed and pending acquisitions and $0.2 million in legal fees incurred by Franklin Fueling Systems.

•

•	$2.5 million related to executive transitions.

•	$1.8 million of software write-offs.

In 2013 they were as follows:

•
There were $3.7 million of restructuring charges. Restructuring expenses were $1.5 million in other miscellaneous manufacturing realignment activities, severance expenses of $1.1 million, and $1.1 million related to relocation to the new corporate headquarters and engineering center in Fort Wayne, Indiana.

•
A net $1.0 million of benefit from the $1.6 million reversal of a reverse for legal claims established in prior years that was favorably resolved in the third quarter of 2013, offset by $0.6 million of legal fees incurred by Franklin Fueling Systems.

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

CAPITAL RESOURCES AND LIQUIDITY

Overview
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreement, and long-term debt funds available.
On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life (the "New York Life Agreement") for $150.0 million maximum aggregate principal borrowing capacity and the Company authorized the issuance of $75.0 million of floating rate senior notes due May 27, 2025. These senior notes have a floating interest rate of one-month USD LIBOR plus a spread of 1.35 percent with interest-only payments due on a monthly basis. As of January 2, 2016, there was $75.0 million remaining borrowing capacity under the New York Life Agreement.
On December 31, 2012, the Company, Allen County, Indiana and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project)." The aggregate principal amount of the Project Bonds that were issued, authenticated, and are now outstanding thereunder was limited to $25.0 million. The Company then borrowed the proceeds under the Project Bonds through the issuance of Project Notes to finance the cost of acquisition, construction, installation and equipping of the new Global Corporate Headquarters and Engineering Center. These Project Notes (tax increment financing debt) bear interest at 3.6 percent per annum. Interest and principal balance of the Project Notes are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10, 2033. On May 5, 2015, the Company entered into Amendment No. 1 to the Bond Purchase and Loan Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees.
On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and had at issuance an average life of 10 years with a final maturity in 2019.  On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million.  On December 14, 2011, the Company entered into Amendment No. 4 to the Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Agreement. On December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to extend the effective date to December 31, 2015. On May 5, 2015, the Company entered into Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to increase the total borrowing capacity from $200.0 million to $250.0 million. As of January 2, 2016, the Company has $100.0 million borrowing capacity available under the Prudential Agreement.  Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity.

On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). On December 14, 2011, the Company executed the Second Amended and Restated Credit Agreement, which extended the maturity of the Agreement to December 14, 2016, and increased the commitment amount to $150.0 million. On May 5, 2015, the Company entered into Amendment No. 3 to the Credit Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. As of January 2, 2016, the Company had $144.8 million borrowing capacity under the Credit Agreement as $5.2 million in letters of commercial and standby letters of credit were outstanding and undrawn. There were no other outstanding borrowings as of January 2, 2016 on the Credit Agreement.
The New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement contain customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws, and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales, and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. As of January 2, 2016, the Company was in compliance with all financial covenants. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
At January 2, 2016, the Company had $81.6 million of cash on hand at various locations worldwide. Approximately 21 percent of the cash on hand was in the U.S. and readily accessible. Approximately 38 percent was in Europe, and the remaining 41 percent was in Mexico, Asia Pacific, and other locations combined. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Global cash balances are invested according to a written policy, and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority.
Operating Activities
Net cash provided by operating activities was $99.6 million for 2015 compared to $47.3 million for 2014 and $98.3 million in 2013. The increase in cash provided from operations in 2015 compared to 2014 was primarily due to lower uses of cash for trade receivables and inventory in conjunction with reduced sales in 2015. This increase in cash provided from operations was partially offset by a reduction in outstanding accounts payable balances at year-end 2015 compared to 2014. This reduction was also primarily due to lower year-end inventory levels. The reduction in cash provided from operations in 2014 compared to 2013 was primarily due to an increased use of cash for inventory and receivables compared to 2013. Outstanding inventory balances were elevated at 2014 year-end, primarily due to anticipated demand increases for products, various new product launches, and higher than normal seasonal inventory build. Receivable balances were elevated at 2014 year-end due to higher sales, especially in some emerging markets, along with extended credit terms in certain markets. Operationally, the Company generally experiences a higher working capital investment in the second and third quarters of each year as a result of stronger seasonal activity in the building, agricultural, and other industries in the Northern Hemisphere. To the extent the Company potentially grows further in the Southern Hemisphere, this historical pattern may moderate.
Investing Activities
Net cash used in investing activities was $29.6 million in 2015 compared to $77.7 million in 2014 and $76.5 million in 2013. During 2015, the Company used less cash for acquisitions and equity investment purchases compared to 2014. In addition, cash used for capital expenditures during 2015 was less than previous years as 2014 saw the completion of a new manufacturing facility in Brazil and 2013 saw the completion of the new Global Corporate Headquarters and Engineering Center. During 2014, the Company completed the acquisitions of Bombas Leao S.A. (“Bombas Leao”), with cash on hand and short-term borrowings repaid within the year, and two entities in India, with cash on hand. Capital spending in 2014 was down approximately $32.0 million from 2013. Additions to property, plant, and equipment in 2013 were primarily attributed to the new 110,000 square foot Global Corporate Headquarters and Engineering Center and the new manufacturing facility in Brazil. The Company's rationale and strategy for potential future acquisitions that impact cash flows from investing activities includes an emphasis on increasing global distribution and complementary product lines that can be effectively marketed through existing global distribution.
Financing Activities
Net cash flows from financing activities were uses of cash of $41.1 million in 2015 compared to $44.3 million in 2014 and cash provided of $11.1 million in 2013. During 2015, the Company made a payment of $20.2 million for the PPH mandatory share purchase liability. In addition, the Company used cash of $46.3 million to complete the repurchase of about 1.6 million shares of the Company’s common stock pursuant to the Company’s stock repurchase program. Dividends in the amount of $18.9 million were paid to shareholders. The Company also had increased debt borrowings and repayments during 2015 primarily due to the issuance of $75.0 million of debt under the New York Life Agreement, first scheduled Prudential Agreement payment of $30.0 million, and increased Revolver borrowing and repayments. During 2014, the Company had increased debt repayments compared to 2013, primarily related to the Project Bonds and Revolver borrowings. In addition, stock option exercises were down in 2014, which resulted in the receipt of $2.9 million of cash for the payment of exercise price compared to $14.1 million in 2013. During 2014, the Company completed the repurchase of about 0.2 million shares of the Company’s common stock for $9.0 million pursuant to the Company’s stock repurchase program. Dividends in the amount of $17.4 million were paid to shareholders. At least annually the dividend policy is reviewed, and the Company attempts to purchase shares annually to offset dilution of equity awards, but market conditions may prompt a perceived more efficient alternate use of cash. The Company in recent history has not looked to the public capital markets for financing, and under current circumstances the Company does not foresee a need to do so in the near future.
AGGREGATE CONTRACTUAL OBLIGATIONS
The majority of the Company’s contractual obligations to third parties relate to debt obligations. In addition, the Company has certain contractual obligations for future lease payments, and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)					More than
	Total	2016	2017-2018	2019-2020	5 years
Debt	$220.9	$32.8	$62.3	$32.6	$93.2
Debt interest	35.1	8.5	11.2	5.0	10.4
Capital leases	0.1	0.1	—	—	—
Operating leases	22.6	7.7	8.6	4.4	1.9
Purchase obligations	8.3	6.8	1.5	—	—
	$287.0	$55.9	$83.6	$42.0	$105.5

The calculated interest was based on the fixed rate of 5.79 percent for the Company’s $120.0 million Prudential Agreement debt, a fixed rate of 3.60 percent for the Company's $22.8 million Project Bonds, a floating interest rate of one-month USD LIBOR as of January 2, 2016 plus a spread of 1.35 percent for the Company's $75.0 million New York Life Agreement, and other various loans of $3.1 million with interest rates ranging from 0.5% to 12.5% with maturity dates ranging from 2016 to 2027.

Purchase obligations include commitments primarily for capital expenditures and the purchase of raw materials to be used in production.

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in estimated future payments of approximately $7 million in 2016.  The Company also has unrecognized tax benefits, none of which are included in the table above.  The unrecognized tax benefits of approximately $2.4 million have been recorded as liabilities and the Company is uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $2.3 million.

ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires an entity to classify deferred tax assets and liabilities as noncurrent within a classified balance sheet. The ASU is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. Entities can elect either prospective or retrospective adoption of the standard. The Company early adopted the new standard on a prospective basis as of the fiscal year-ended January 2, 2016. Accordingly, classification of prior period deferred tax amounts were not retrospectively adjusted.
In February 2015, the FASB issued Accounting Standards Update ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. The amendments affect both the variable interest entity and voting interest entity consolidation models. The need to assess an entity under a different consolidation model may change previous consolidation conclusions. The standard is effective for both interim and annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company has adopted this standard with no impact on the Company's consolidated financial position, results of operations, cash flows, or related disclosures.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The ASU will change the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The ASU will be effective on a prospective basis for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The Company plans to early adopt this standard beginning with the 2016 fiscal year, but does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position, results of operations, or related disclosures.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which indicates the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASU's will be effective on a retrospective basis for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. These new standards will be adopted by the Company beginning with the 2016 fiscal year with the required change in accounting principle disclosures. The Company does not expect the adoption of these standards to have a material impact on the Company's consolidated financial position, results of operations, cash flows, or related disclosures.

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

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  Management evaluates its estimates on an ongoing basis.  Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There were no material changes to estimates or methodologies used to develop those estimates in 2015.

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

Redeemable Noncontrolling Interest
The Company held three redeemable noncontrolling interests during 2015. The noncontrolling interests were recorded at fair value as of the acquisition date. The noncontrolling interest holders have the option to require the Company to redeem their ownership interests in the future with cash. The redemption value will be derived using a specified formula based on an earnings multiple adjusted by the net debt position, subject to a redemption floor value at the time of redemption. An assessment to compare redemption value to carrying value is performed on a quarterly basis. In 2015, the redemption value for one of the redeemable noncontrolling interests exceeded the carrying value; therefore, $0.8 million of redemption value adjustments were made. In 2014 and 2013, $0.9 million and $0.2 million of redemption value adjustments were made, respectively. As a result, an adjustment to the earnings per share computation was necessary in 2015, 2014, and 2013.

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

In assessing the recoverability of goodwill, the Company determines the fair value of its reporting units by utilizing a combination of both the market value and income approaches. The market value approach compares the reporting units' current and projected financial results to entities of similar size and industry to determine the market value of the reporting unit. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends, as well as the effects of demand and competition. The Company may be required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units is below their associated carrying values. Goodwill included on the balance sheet as of the fiscal year ended 2015 was $199.8 million.

During the fourth quarter of 2015, the Company completed its annual impairment test of intangibles and determined the fair value of all intangibles were substantially in excess of the respective carrying values.  Significant judgment is required to determine if an indication of impairment has taken place.  Factors to be considered include the following: adverse changes in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable declines in market data such as market capitalization.  A 10 percent decrease in the fair value estimates used in the impairment test would not have changed this determination.  The sensitivity analysis required the use of numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.  Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in changes to the aggregation assumptions and impairment determination.

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

Pension and Employee Benefit Obligations
With the assistance of the Company’s actuaries, the discount rates used to determine pension and post-retirement plan liabilities are calculated using a yield-curve approach. The yield-curve approach discounts each expected cash flow of the liability stream at an interest rate based on high quality corporate bonds. The present value of the discounted cash flows is summed and an equivalent weighted-average discount rate is calculated. Market conditions have caused the weighted-average discount rate to move from 3.95 percent last year to 4.37 percent this year for the domestic pension plans and from 3.75 percent last year to 4.09 percent this year for the postretirement health and life insurance plan. A change in the discount rate selected by the

Company of 25 basis points would result in no change to employee benefit expense and a change of about $4.5 million of liability. The Company consults with actuaries and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long-term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company has assumed an expected long-term rate of return on plan assets of 6.50 percent as of the fiscal year ended 2015.  A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.3 million of employee benefit expense. According to FASB ASC 715, Compensation - Retirement Benefits, settlement accounting is triggered when lump sum payouts from a defined benefit plan exceed the sum of service cost and interest cost for the year. During 2015, one of the Company’s domestic pension plans required settlement accounting as a payout to a participant exceeded these criteria. For the fiscal year ended January 2, 2016, the Company used the RP-2014 aggregate table projected using Scale MP-2015 released by the Society of Actuaries during 2015 to estimate future mortality rates based upon current data.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates, and commodity prices. Foreign currency exchange rate risk is mitigated through several means including maintenance of local production facilities in the markets served, invoicing of customers in the currency which the Company is billed for production inputs, prompt settlement of third party and inter-company balances, limited use of foreign currency denominated debt, maintaining minimal foreign currency denominated cash balances, and application of derivative instruments when appropriate. Based on the 2015 mix of foreign currencies, the Company estimates that a hypothetical strengthening of the US Dollar by about 10 percent would have reduced the Company’s 2015 sales by about 5 percent.

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Credit Agreement”) and the New York Life Agreement, where interest rates are tied to the prime rate or London Interbank Offered Rates (LIBOR). The Company had no borrowings at year-end 2015 under the Credit Agreement and had $75.0 million outstanding under the New York Life Agreement.  The Company estimates that a hypothetical increase of 100 basis points in LIBOR rates would have increased interest expense by $1.1 million during 2015. The Company also has exposure to changes in interest rates in the form of the fair value of outstanding fixed rate debt fluctuating in response to changing interest rates. The Company does not, as a matter of policy, enter into derivative contracts for speculative purposes.

Portions of the Company's business are exposed to volatility in the prices of certain commodities, such as copper, nickel and aluminum, among others. The primary exposure to this volatility resides with the use of these materials in purchased component parts. We generally maintain long-term fixed price contracts on raw materials and component parts; however, the Company is prone to exposure as these contracts expire. Based on the 2015 use of commodities, the Company estimates that a hypothetical 10 percent adverse movement in prices for raw metal commodities would result in about a 100 basis point decrease of gross margin as a percent of sales.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	2015	2014	2013

Net sales	$924,923	$1,047,777	$965,462
Cost of sales	627,315	703,367	633,948
Gross profit	297,608	344,410	331,514
Selling, general, and administrative expenses	204,250	227,711	204,014
Restructuring expense	2,997	16,611	3,719
Operating income	90,361	100,088	123,781
Interest expense	(10,039)	(10,735)	(10,597)
Other income, net	6,863	1,349	1,696
Foreign exchange expense	(869)	(999)	(3,331)
Income before income taxes	86,316	89,703	111,549
Income tax expense	12,625	18,851	28,851
Net income	$73,691	$70,852	$82,698
Less: Net income attributable to noncontrolling interests	(746)	(1,046)	(740)
Net income attributable to Franklin Electric Co., Inc.	$72,945	$69,806	$81,958
Income per share:
Basic	$1.52	$1.43	$1.70
Diluted	$1.50	$1.41	$1.68
Dividends per common share	$0.3825	$0.3475	$0.3050

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2015	2014	2013

Net income	$73,691	$70,852	$82,698
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(58,886)	(36,243)	(15,987)
Employee benefit plan activity:
Net gain/(loss) arising during period	1,278	(30,395)	25,624
Amortization arising during period	5,759	4,385	4,568
Other comprehensive income/(loss)	(51,849)	(62,253)	14,205
Income tax (expense)/benefit related to items of other comprehensive income/(loss)	(2,471)	8,593	(12,113)
Other comprehensive income/(loss), net of tax	(54,320)	(53,660)	2,092
Comprehensive income	19,371	17,192	84,790
Less: Comprehensive income attributable to noncontrolling interest	121	570	415
Comprehensive income attributable to Franklin Electric Co., Inc.	$19,250	$16,622	$84,375

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$81,561	$59,141
Receivables, less allowances of $3,801 and $3,212, respectively	127,251	143,787
Inventories:
Raw material	82,223	88,961
Work-in-process	18,384	19,148
Finished goods	93,987	112,419
Total inventories	194,594	220,528
Deferred income taxes	—	8,364
Other current assets	34,728	37,719
Total current assets	438,134	469,539

Property, plant and equipment, at cost:
Land and buildings	117,753	127,782
Machinery and equipment	233,834	234,617
Furniture and fixtures	39,639	39,001
Other	19,845	20,539
Property, plant, and equipment, gross	411,071	421,939
Less: Allowance for depreciation	(221,032)	(212,153)
Property, plant, and equipment, net	190,039	209,786
Asset held for sale	1,613	2,405
Deferred income taxes	3,461	3,899
Intangible assets, net	141,357	160,314
Goodwill	199,847	208,828
Other assets	21,957	21,116
Total assets	$996,408	$1,075,887

	2015	2014

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57,822	$70,806
Deferred tax liability	—	637
Accrued expenses and other current liabilities	52,109	94,782
Income taxes	1,794	788
Current maturities of long-term debt and short-term borrowings	32,946	34,092
Total current liabilities	144,671	201,105
Long-term debt	188,103	143,695
Deferred income taxes	33,404	45,568
Employee benefit plans	47,398	58,709
Other long-term liabilities	16,511	21,407

Commitments and contingencies (see Note 17)	—	—

Redeemable noncontrolling interest	6,856	6,420

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,219 and 47,594, respectively)	4,622	4,759
Additional capital	216,472	207,446
Retained earnings	498,214	492,548
Accumulated other comprehensive loss	(161,608)	(107,913)
Total shareowners' equity	557,700	596,840
Noncontrolling interest	1,765	2,143
Total equity	559,465	598,983
Total liabilities and equity	$996,408	$1,075,887

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	2015	2014	2013

Cash flows from operating activities:
Net income	$73,691	$70,852	$82,698
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	35,476	37,210	31,356
Share-based compensation	5,626	7,471	4,875
Deferred income taxes	(6,802)	(2,415)	1,707
Loss on disposals of plant and equipment	1,542	1,351	288
Realized gain on share purchase liability	(2,723)	—	—
Asset impairment	—	—	1,251
Foreign exchange expense	869	999	3,331
Excess tax from share-based payment arrangements	(932)	(2,463)	(5,153)
Changes in assets and liabilities, net of acquisitions:
Receivables	3,444	(29,064)	(16,729)
Inventory	9,350	(32,782)	(7,612)
Accounts payable and accrued expenses	(19,744)	22,852	2,126
Income taxes	5,575	(14,135)	7,009
Employee benefit plans	(2,455)	(6,834)	(7,586)
Other, net	(3,314)	(5,693)	713
Net cash flows from operating activities	99,603	47,349	98,274
Cash flows from investing activities:
Additions to property, plant, and equipment	(26,171)	(35,525)	(67,557)
Proceeds from sale of property, plant, and equipment	202	1,608	138
Cash paid for acquisitions, net of cash acquired	(3,761)	(35,599)	(3,513)
Additional consideration for prior acquisition	(127)	—	—
Cash paid for minority equity investments	—	(6,716)	(5,700)
Other, net	274	(1,490)	180
Net cash flows from investing activities	(29,583)	(77,722)	(76,452)
Cash flows from financing activities:
Proceeds from issuance of debt	233,486	98,394	70,299
Repayment of debt	(189,910)	(117,217)	(45,254)
Proceeds from issuance of common stock	2,050	2,929	14,068
Excess tax from share-based payment arrangements	932	2,463	5,153
Purchases of common stock	(48,579)	(10,610)	(12,364)
Dividends paid	(18,926)	(17,421)	(15,294)
Purchase of redeemable noncontrolling shares	—	(2,875)	—
Share purchase liability payment	(20,200)	—	—
Payment of contingent consideration liability	—	—	(5,555)
Net cash flows from financing activities	(41,147)	(44,337)	11,053
Effect of exchange rate changes on cash	(6,453)	(702)	(1,660)
Net change in cash and equivalents	22,420	(75,412)	31,215
Cash and equivalents at beginning of period	59,141	134,553	103,338

(In thousands)	2015	2014	2013

Cash and equivalents at end of period	$81,561	$59,141	$134,553

Cash paid for income taxes, net of refunds	$14,264	$29,066	$19,062
Cash paid for interest, net of capitalized interest of $0, $392, and $748, respectively	$10,211	$10,850	$10,159

Non-cash items:
Payable to seller of Bombas Leao, S.A	$24	$267	$—
Additions to property, plant, and equipment, not yet paid	$960	$1,030	$1,112

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Balance as of year end 2012	47,132	$4,712	$170,890	$395,950	$(57,146)	$2,580	$5,263
Net income				81,958		656	84
Currency translation adjustment					(15,662)	49	(374)
Minimum pension liability adjustment, net of tax expense of $12,113					18,079
Adjustments to Impo redemption value				(198)			198
Dividends on common stock ($0.3050/share)				(14,518)
Noncontrolling dividend						(776)
Common stock issued	880	88	13,989	(9)
Share-based compensation	65	7	4,868
Common stock repurchased	(362)	(36)		(12,328)
Tax benefit of stock options exercised			5,063
Balance as of year end 2013	47,715	$4,771	$194,810	$450,855	$(54,729)	$2,509	$5,171
Net income				69,806		654	392
Currency translation adjustment					(35,767)	(220)	(256)
Minimum pension liability adjustment, net of tax benefit of $8,593					(17,417)
Adjustments to Impo redemption value				(910)			910
Dividends on common stock ($0.3475/share)				(16,621)
Noncontrolling dividend						(800)
Acquisitions							3,078
Common stock issued	172	17	2,912
Purchase of redeemable noncontrolling shares							(2,875)
Share-based compensation	(9)	(1)	7,472
Common stock repurchased	(284)	(28)		(10,582)
Tax benefit of stock options exercised			2,252
Balance as of year end 2014	47,594	$4,759	$207,446	$492,548	$(107,913)	$2,143	$6,420
Net income				72,945		591	155
Currency translation adjustment					(58,261)	(146)	(479)
Minimum pension liability adjustment, net of tax expense of $2,471					4,566
Adjustments to Impo redemption value				(760)			760

(In thousands)	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Dividends on common stock ($0.3825/share)				(18,103)
Noncontrolling dividend						(823)
Common stock issued	108	11	2,039
Share-based compensation	151	15	5,611
Common stock repurchased	(1,634)	(163)		(48,416)
Tax benefit of stock options exercised			1,376
Balance as of year end 2015	46,219	$4,622	$216,472	$498,214	$(161,608)	$1,765	$6,856

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

Fiscal Year--The Company's fiscal year ends on the Saturday nearest December 31. The financial statements and accompanying notes are as of and for the years ended January 2, 2016 (52 weeks), January 3, 2015 (53 weeks), and December 28, 2013 (52 weeks), and referred to as 2015, 2014, and 2013, respectively.

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

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $18.4 million in 2015, $19.3 million in 2014, and $16.8 million in 2013 related to research and development.

Cash and Cash Equivalents--The Company considers cash on hand, demand deposits, and highly liquid investments with an original maturity date of three months or less to be cash and cash equivalents.

Fair Value of Financial Instruments--Total debt, including current maturities, have carrying amounts of $220.9 million at January 2, 2016 and $177.2 million at January 3, 2015.  The estimated fair value of all debt was $225 million and $191 million at January 2, 2016 and January 3, 2015, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.  Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy. The Company’s off-balance sheet instruments consist of operating leases and certain derivative instruments with cancellation terms of thirty days or less.

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

Property, Plant, and Equipment--Property, plant, and equipment are stated at cost.  Depreciation of plant and equipment is calculated on a straight line basis over the estimated useful lives of 10 to 40 years for land improvements and buildings, 5 to 10 years for machinery and equipment, and 3 to 7 years for furniture, fixtures, computers, and software. Maintenance, repairs, and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives or add to the productive capacity of buildings, improvements, and equipment are capitalized. The Company reviews its property, plant, and equipment for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s depreciation expense was $26.8 million, $28.1 million, and $23.4 million in 2015, 2014, and 2013, respectively.

Goodwill and Other Intangible Assets--The Company tests goodwill for impairment on an annual basis during the fourth quarter or more frequently as warranted by triggering events that indicate potential impairment. Goodwill is tested at the reporting unit level, which the company has determined to be the North America Water Systems, International Water, and Fueling Systems units. In compliance with FASB ASC Topic 350, Intangibles - Goodwill and Other, the Company has evaluated the aggregation criteria and determined that the components within the North America Water Systems and International Water reporting units can be aggregated in 2015.

In assessing the recoverability of goodwill, the Company determines the fair value of its reporting units by utilizing a combination of both the income and market valuation approaches.  The income approach estimates fair value based upon future revenue, expenses, and cash flows discounted to present value. The market valuation approach estimates fair value using market multipliers of various financial measures compared to a set of comparable public companies. The fair value calculated for each reporting unit is considered a Level 3 measurement within the fair value hierarchy.

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

The Company also tests indefinite lived intangible assets, primarily trade names, for impairment on an annual basis during the fourth quarter of each year, or more frequently as warranted by triggering events that indicate potential impairment.  In assessing the recoverability of the trade names, the Company determines the fair value using an income approach. The income approach estimates fair value based upon future revenue and estimated royalty rates. The fair value calculated for indefinite lived intangible assets is considered a Level 3 measurement within the fair value hierarchy. An indication of impairment exists if the carrying value of the trade names is higher than the fair value. The Company would record an impairment charge for the difference.

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

Pensions--The Company makes its determination for pension, post retirement, and post employment benefit plans liabilities based on management estimates and consultation with actuaries, incorporating estimates and assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets, and other factors.

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

Translation of Foreign Currency Financial Statements--All assets and liabilities of foreign subsidiaries in functional currency other than the U.S. dollar are translated at year end exchange rates. All revenue and expense accounts are translated at average rates in effect during the respective period. Adjustments for translating longer term foreign currency assets and liabilities in U.S. dollars are included as a component of other comprehensive income.  Transaction gains and losses that arise from shorter term exchange rate fluctuations are included in the “Foreign exchange expense" line within the Company's consolidated statements of income, as incurred.

Significant Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions by management affect the allowance for uncollectible accounts, inventory valuation, warranty, business combinations, redeemable noncontrolling interest, trade names and goodwill, income taxes, pension and employee benefit obligations, and share-based compensation.

Although the Company regularly assesses these estimates, actual results could materially differ. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires an entity to classify deferred tax assets and liabilities as noncurrent within a classified balance sheet. The ASU is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. Entities can elect either prospective or retrospective adoption of the standard. The Company early adopted the new standard on a prospective basis as of the fiscal year-ended January 2, 2016. Accordingly, classification of prior period deferred tax amounts were not retrospectively adjusted.
In February 2015, the FASB issued Accounting Standards Update ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. The amendments affect both the variable interest entity and voting interest entity consolidation models. The need to assess an entity under a different consolidation model may change previous consolidation conclusions. The standard is effective for both interim and annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company has adopted this standard with no impact on the Company's consolidated financial position, results of operations, cash flows, or related disclosures.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The ASU will change the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The ASU will be effective on a prospective basis for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The Company plans to early adopt this standard beginning with the 2016 fiscal year, but does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position, results of operations, or related disclosures.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which indicates the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASU's will be effective on a retrospective basis for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. These new standards will be adopted by the Company beginning with the 2016 fiscal year with the required change in accounting principle disclosures. The Company does not expect the adoption of these standards to have a material impact on the Company's consolidated financial position, results of operations, cash flows, or related disclosures.

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

3. ACQUISITIONS
In 2012, the Company acquired a controlling interest in Pioneer Pump Holdings, Inc. ("PPH"). Pursuant to the terms of the 2012 stock purchase agreement, the remaining 29.5 percent noncontrolling interest was recorded at $22.9 million and accounted for as a share purchase liability. During the first quarter of 2015, the Company purchased the remaining 29.5 percent of outstanding shares of PPH for $20.2 million, increasing the Company's ownership in PPH to 100 percent. The purchase was considered the settlement of a financing obligation, and the resulting $2.7 million gain was recorded in the Company's consolidated statements of income in the "Other income, net" line during the first quarter of 2015.

During the third quarter of 2014, the Company acquired controlling interests in two entities in India in separate unrelated transactions. Neither of the acquisitions was individually material, and the combined purchase price paid was approximately $6.6 million. The results of the two businesses from their respective dates of acquisition through January 3, 2015 were not material.

In an agreement dated June 6, 2014, between the Company and Bombas Leao S.A. ("Bombas Leao"), the Company acquired rights to 100 percent of the outstanding shares of Bombas Leao for a cash purchase price of approximately BRL 69.6 million million, $31.0 million at the then current exchange rate, subject to certain terms and conditions. The Company also acquired debt and certain liabilities of Bombas Leao. The Company funded the acquisition with cash on hand and short-term borrowings from the Company's revolving credit agreement.

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

The goodwill amount of $3.4 million resulting from the Bombas Leao acquisition consists primarily of broadened product offerings and expanded customer base. All of the goodwill was recorded as part of the Water Systems segment and is not expected to be deductible for tax purposes.

Preliminary goodwill increased by $0.3 million and current assets decreased by $0.3 million during 2015 due to working capital adjustments. In addition, the Company paid an additional $0.3 million to the sellers of Bombas Leao during 2015 to satisfy amounts previously accrued per the original purchase agreement.

The final purchase price assigned to the major identifiable assets and liabilities for the Bombas Leao acquisition is as follows:

(In millions)
Assets:
Cash acquired	$1.1
Current assets	13.4
Property, plant, and equipment	6.5
Intangible assets	23.5
Goodwill	3.4
Other assets	3.1
Total assets	51.0
Liabilities	(20.0)
Total consideration paid	$31.0

The fair values of the identifiable assets, property, plant, and equipment, and liabilities were final as of the second quarter of 2015. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation.

The results of operations of Bombas Leao were included in the Company's consolidated statements of income from the acquisition date through the year ended January 3, 2015. The difference between actual sales for the Company and proforma sales including Bombas Leao as if it was acquired at the beginning of each year was not material as a component of the

Company's consolidated sales for the years ended January 3, 2015 and December 28, 2013, respectively. Due to the immaterial nature of the acquisition, the Company has not included full year proforma statements of income for the acquisition year or previous year.

Transaction costs for all acquisition related activity were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs included in selling, general, and administrative expense in the Company’s consolidated statements of income were $0.2 million, $2.4 million, and $1.1 million for the fiscal years ended 2015, 2014, and 2013, respectively.

4. FAIR VALUE MEASUREMENTS
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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of January 2, 2016 and January 3, 2015, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	January 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.9	$3.9	$—	$—

	January 3, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5.4	$5.4	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

As of January 2, 2016 and January 3, 2015, the Company had $1.6 million and $2.4 million of assets held for sale, respectively, recorded at carrying value in the Water Systems segment relating to an idle facility in Brazil.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. During February 2014, the Company entered into a share swap transaction agreement ("the swap") to mitigate the Company’s exposure to these fluctuations in the Company's stock price. The swap was not designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. As of January 2, 2016, the swap has a notional value based on 175,000 shares. For the years ended January 2, 2016 and January 3, 2015, the swap resulted in losses of $2.0 million and $0.8 million, respectively. Losses resulting from the swap were primarily offset by gains on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. OTHER ASSETS
The Company has equity interests in various companies for strategic purposes. The investments are accounted for under the equity method and are included in “Other assets” on the Company’s consolidated balance sheet. The carrying amount of the investments is adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments are not considered material to the Company’s financial position, neither individually nor in the aggregate. The Company’s proportionate share of earnings from its equity interests, included in the "Other income, net" line of the Company's consolidated statements of income, were immaterial for the years ended January 2, 2016, January 3, 2015, and December 28, 2013.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.4	$(6.2)	$7.6	$(6.1)
Supply agreements	—	—	4.4	(4.4)
Technology	7.5	(4.8)	7.5	(4.3)
Customer relationships	132.6	(42.3)	140.2	(36.5)
Software	2.5	(1.7)	2.9	(1.7)
Other	1.0	(1.0)	1.2	(1.2)
Total	$151.0	$(56.0)	$163.8	$(54.2)
Unamortized intangibles:
Trade names	46.4	—	50.7	—
Total intangibles	$197.4	$(56.0)	$214.5	$(54.2)

The weighted average number of years over which each intangible class is amortized is as follows:

Class	Years
Patents	17
Supply agreements	6
Technology	15
Customer relationships	13 - 20
Software	5
Other	8

Amortization expense related to intangible assets for fiscal years 2015, 2014, and 2013, was $8.6 million, $9.1 million, and $8.0 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2016	2017	2018	2019	2020
	$8.4	$8.3	$8.3	$8.2	$8.1

The Company uses the acquisition method of accounting for business combinations.  Annual goodwill impairment testing and trade name impairment testing is performed during the fourth quarter of each year based on balances as of the last Saturday of the Company's eighth fiscal period, unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for 2015, 2014, or 2013.

The change in the carrying amount of goodwill by reporting segment for 2015 and 2014, is as follows:

(In millions)	2015
	Water Systems	Fueling Systems	Consolidated
Balance as of January 3, 2015	$145.3	$63.5	$208.8
Acquisitions	—	—	—
Adjustments to prior year acquisitions	(0.9)	(0.2)	(1.1)
Foreign currency translation	(7.6)	(0.3)	(7.9)
Balance as of January 2, 2016	$136.8	$63.0	$199.8

(In millions)	2014
	Water Systems	Fueling Systems	Consolidated
Balance as of December 28, 2013	$144.1	$63.1	$207.2
Acquisitions	6.7	0.6	7.3
Adjustments to prior year acquisitions	—	—	—
Foreign currency translation	(5.5)	(0.2)	(5.7)
Balance as of January 3, 2015	$145.3	$63.5	$208.8

The 2014 acquired goodwill in the Water Systems segment primarily related to the Company's acquisition of Bombas Leao. The remaining acquired goodwill in both the Water Systems and Fueling Systems segments related to two immaterial controlling interest acquisitions made in India.

8. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of January 2, 2016, the Company maintained two domestic pension plans and three German pension plans. The Company used a January 2, 2016 measurement date for these plans. One of the Company’s domestic pension plans covers two management employees (one active employee and one former employee), while the other domestic plan covers all other eligible employees. The two domestic and three German plans collectively comprise the ‘Pension Benefits’ disclosure caption.

Other Benefits - The Company also maintains a postretirement benefit plan to provide health and life insurance benefits to employees hired prior to 1992. The Company effectively capped its cost for those benefits through plan amendments made in 1992, freezing Company contributions for insurance benefits at 1991 levels for current and future beneficiaries with actuarially reduced benefits for employees who retire before age 65. The disclosures surrounding this plan are reflected in the "Other Benefits" caption.

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

(In millions)	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Accumulated benefit obligation, end of year	$182.8	$203.4	$11.3	$13.0

Change in benefit obligation:
Benefit obligation, beginning of year	$209.5	$184.7	$13.0	$12.6
Service cost	1.4	1.2	0.1	0.1
Interest cost	7.5	8.2	0.5	0.5
Actuarial (gain)/loss	(12.3)	33.0	(1.0)	1.2
Settlements paid	(0.4)	(0.2)	—	—
Benefits paid	(14.4)	(15.0)	(1.3)	(1.4)
Curtailment	(1.9)	—	—	—
Foreign currency exchange	(2.5)	(2.4)	—	—
Benefit obligation, end of year	$186.9	$209.5	$11.3	$13.0

Change in plan assets:
Fair value of assets, beginning of year	$160.0	$151.1	$—	$—
Actual return on plan assets	(4.0)	14.4	—	—
Company contributions	6.9	10.1	1.3	1.4
Settlements paid	(0.4)	(0.1)	—	—
Benefits paid	(14.4)	(15.0)	(1.3)	(1.4)
Foreign currency exchange	(0.7)	(0.5)	—	—
Plan assets, end of year	$147.4	$160.0	$—	$—

Funded status	$(39.5)	$(49.5)	$(11.3)	$(13.0)

Amounts recognized in balance sheet:
Deferred tax asset	29.6	30.4	0.9	1.5
Current liabilities	(3.4)	(3.5)	(1.2)	(1.3)
Noncurrent liabilities	(36.0)	(46.0)	(10.1)	(11.7)
Net liability, end of year	$(9.8)	$(19.1)	$(10.4)	$(11.5)

Amount recognized in accumulated other comprehensive income:
Prior service cost	—	—	0.5	0.7
Net actuarial loss	48.0	52.3	0.9	1.7
Settlement	2.1	1.4	—	—
Total recognized in accumulated other comprehensive income	$50.1	$53.7	$1.4	$2.4

The following table sets forth other changes in plan assets and benefit obligation recognized in other comprehensive income for 2015 and 2014:

(In millions)	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Net actuarial (gain)/loss	$(0.3)	$29.1	$(1.0)	$1.3
Amortization of:
Net actuarial gain	(2.8)	(2.2)	(0.2)	(0.1)
Prior service credit	—	—	(0.4)	(0.4)
Settlement recognition	(2.1)	(1.4)	—	—
Deferred tax asset/(liability)	1.9	(8.3)	0.6	(0.3)
Foreign currency exchange	(0.3)	(0.3)	—	—
Total recognized in other comprehensive income	$(3.6)	$16.9	$(1.0)	$0.5

Weighted-average assumptions used to determine domestic benefit obligations:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	4.37%	3.95%	4.09%	3.75%
Rate of increase in future compensation*	—%	—%	3.00 - 8.00% (Graded)	3.00 - 8.00% (Graded)

*No rate of increases in future compensation used within assumptions for 2015 and 2014, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation.

Assumptions used to determine domestic periodic benefit cost:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.00%	4.75%	4.00%	3.75%	4.50%	3.50%
Rate of increase in future compensation*	—%	—%	—%	3.00 - 8.00% (Graded)	3.00 - 12.00% (Graded)	3.00 - 12.00% (Graded)
Expected long-term rate of return on plan assets	7.00%	7.70%	8.00%	—%	—%	—%

*No rate of increases in future compensation used within assumptions for 2015 and 2014, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation.

For the fiscal year ended January 2, 2016, the Company used the RP-2014 aggregate table adjusted to back out estimated mortality improvements from 2006 to the measurement date using Scale MP-2014, and then projected forward using Scale MP-2015 released by the Society of Actuaries during 2015 to estimate future mortality rates based upon current data. For the fiscal year ended January 3, 2015, the Company adopted the RP-2014 aggregate table projected using Scale MP-2014 released by the Society of Actuaries during 2014.

The accumulated benefit obligation for the Company’s tax qualified plan and German benefit pension plans was $175.2 million and $192.8 million for the years ended 2015 and 2014.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for 2015, 2014, and 2013:

(In millions)	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Service cost	$1.4	$1.2	$1.8	$0.1	$0.1	$0.1
Interest cost	7.5	8.2	7.6	0.5	0.5	0.5
Expected return on assets	(9.9)	(10.6)	(10.0)	—	—	—
Amortization of:
Transition obligation	—	—	—	—	—	0.4
Settlement cost	—	—	0.1	—	—	—
Prior service cost	—	—	—	0.4	0.4	0.4
Actuarial loss	3.4	2.5	3.6	0.2	0.1	—
Net periodic benefit cost	$2.4	$1.3	$3.1	$1.2	$1.1	$1.4
Settlement cost	1.2	1.0	—	—	—	—
Total net periodic benefit cost	$3.6	$2.3	$3.1	$1.2	$1.1	$1.4

The estimated net actuarial (gain)/loss and prior service cost/(credit) that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2016 fiscal year are $2.6 million and $0.0 million, respectively, for the pension plans and $0.1 million and $0.3 million, respectively, for all other benefits.

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

Risk management and continuous monitoring requirements are met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations, asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption.  As of January 2, 2016, funds were invested in equity, fixed income, and other investments as follows:

Equity	Percentage
U.S. Large Cap	15%
World Equity ex-U.S.	13%
U.S. Small / Mid Cap	6%
Subtotal	34%

Fixed Income
U.S. Treasury and Government Agency Securities	11%
Intermediate Duration Bond	24%
Long Duration Bond	19%
High Yield Fixed Income	4%
Emerging Markets Debt	4%
Subtotal	62%

Other
Insurance Contracts	3%
Cash Equivalents	1%
Subtotal	4%
Total	100%

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

Asset class assumptions are set using a combination of empirical and forward-looking analysis for long-term rate of return on plan assets.  A variety of models are applied for filtering historical data and isolating the fundamental characteristics of asset classes.  These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized.  This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that are more likely to prevail over long periods.  With that, the Company has assumed an expected long-term rate of return on plan assets of 6.50 percent for the 2016 net periodic benefit cost, down from 7.00 percent in the prior year. This decrease in the assumed long-term rate of return is due to a higher percentage of assets in fixed income securities.

The Company uses the Aon Hewitt AA Above Median curve to determine the discount rate.  All cash flow obligations under the plan are matched to bonds in the Aon Hewitt universe of liquid, high-quality, non-callable / non-putable corporate bonds with outliers removed.  From that matching exercise, a discount rate is determined.

At January 2, 2016, the Company changed the method used to calculate the service and interest components of net periodic benefit cost for pension and other postretirement benefits for plans that utilize a yield curve approach. This change compared to the previous method will result in different service and interest components of net period benefit cost in future periods. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the Company's domestic pension and postretirement benefit obligations and is accounted for as a change in accounting estimate applied prospectively. The change in the service and interest costs going forward is not expected to be material.

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

The fair values of the Company’s pension plan assets for 2015 and 2014 by asset category are as follows:

(In millions)	2015	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
U.S. Large Cap	$22.9	$22.9		$—	$—
U.S. Small / Mid Cap	8.1	8.1		—	—
World Equity ex-U.S.	19.6	19.6		—	—
Fixed Income
U.S. Treasury and Government Agency Securities	15.8	—		15.8	—
Intermediate Duration Bond	35.4	35.4	—	—	—
Long Duration Bond	28.0	28.0		—	—
High Yield Fixed Income	6.5	6.5		—	—
Emerging Markets Debt	5.4	5.4		—	—
Other
Insurance Contracts	4.9	—		4.9	—
Cash and Equivalents	0.8	0.8		—	—
Total	$147.4	$126.7		$20.7	$—

(In millions)	2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Equity
U.S. Large Cap	$23.0	$23.0	$—		$—
U.S. Small / Mid Cap	8.9	8.9	—		—
World Equity ex-U.S.	19.9	19.9	—		—
Fixed Income
U.S. Treasury and Government Agency Securities	27.9	—	27.9	—	—
Intermediate Duration Bond	—	—	—		—
Long Duration Bond	62.7	62.7	—		—
High Yield Fixed Income	7.0	7.0	—		—
Emerging Markets Debt	5.4	5.4	—		—
Other
Insurance Contracts	5.2	—	5.2		—
Cash and Equivalents	—	—	—		—
Total	$160.0	$126.9	$33.1		$—

One of the Company’s domestic pension plans covers only two management employees. The Company does not fund this plan. The plan’s projected benefit obligation and accumulated benefit obligation were $9.8 million and $7.7 million, respectively, for 2015, and $12.4 million and $10.5 million, respectively, for 2014.

The Company estimates total contributions to the plans of $7 million in 2016.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in accordance with the following schedule:

(In millions)	Pension Benefits	Other Benefits
2016	$14.9	$1.2
2017	11.3	1.1
2018	11.5	1.0
2019	11.2	1.0
2020	11.2	0.9
Years 2021 through 2025	61.6	3.8

Defined Contribution Plans - The Company maintained two defined contribution plans during 2015 and 2014. The Company's cash contributions are allocated to participant's accounts based on investment elections.

The following table sets forth Company contributions to the defined contribution plans:

(In millions)	2015	2014	2013
Company contributions to the plans	$5.9	$5.6	$5.3

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	2015	2014
Salaries, wages, and commissions	$20.5	$38.8
Product warranty costs	9.3	9.4
Insurance	2.7	2.8
Employee benefits	11.0	11.1
Pioneer additional purchase price	—	22.9
Other	8.6	9.8
	$52.1	$94.8

10. INCOME TAXES
Income before income taxes consisted of the following:

(In millions)	2015	2014	2013
Domestic	$23.6	$42.2	$53.5
Foreign	62.7	47.5	58.0
	$86.3	$89.7	$111.5

The income tax provision/(benefit) from continuing operations consisted of the following:

(In millions)	2015	2014	2013
Current:
Federal	$1.2	$7.4	$10.8
Foreign	17.4	12.2	14.3
State	0.8	1.7	2.1
Total current	19.4	21.3	27.2
Deferred:
Federal	(1.8)	3.3	4.3
Foreign	(4.0)	(3.8)	(1.3)
State	(1.0)	(1.9)	(1.3)
Total deferred	$(6.8)	$(2.4)	$1.7
	$12.6	$18.9	$28.9

A reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	2015	2014	2013
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.3)	1.0	1.2
Foreign operations	(13.1)	(9.2)	(6.2)
R&D tax credits	(1.0)	(0.6)	(1.1)
Uncertain tax position adjustments	(1.5)	(1.6)	(1.9)
Deferred tax adjustments - restructuring and rate adjustments	1.1	(3.9)	—
Valuation allowance on state and foreign deferred tax	4.1	(0.3)	(0.8)
Purchase of noncontrolling interest	(9.4)	—	—
Other items	(0.3)	0.6	(0.3)
Effective tax rate	14.6%	21.0%	25.9%

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In millions)	2015	2014
Deferred tax assets:
Accrued expenses and reserves	$12.8	$12.2
Compensation and employee benefits	25.7	32.6
Other items	9.6	7.3
Valuation allowance on state and foreign deferred tax	(7.2)	(3.9)
Total deferred tax assets	40.9	48.2
Deferred tax liabilities:
Accelerated depreciation on fixed assets	14.0	14.0
Amortization of intangibles	56.6	62.1
Other items	0.2	6.0
Total deferred tax liabilities	70.8	82.1
Net deferred tax liabilities	$(29.9)	$(33.9)

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

The Company settled the liability for the noncontrolling interest of a subsidiary during the first quarter. This transaction created additional accretive benefits for the Company from the reversal of a deferred tax liability created in 2012 when the Company acquired the controlling interest in the Pioneer subsidiary and realized a gain on the then equity investment in Pioneer. The Company also realized a gain on the mandatorily redeemable noncontrolling interest liability.

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires an entity to classify deferred tax assets and liabilities as noncurrent within a classified balance sheet. The ASU is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. Entities can elect either prospective or retrospective adoption of the standard. The Company adopted the new standard on a prospective basis as of the fiscal year-ended January 2, 2016. Accordingly, classification of prior period deferred tax amounts were not retrospectively adjusted.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for certain state and foreign income tax purposes incurred over the three-year period ended January 2, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of January 2, 2016, a valuation allowance of $7.2 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

The Company has foreign income tax net operating loss ("NOL") carryforwards of $5.2 million and state income tax NOL and credit carryforwards of $5.1 million, which will expire on various dates as follows:

(In millions)
2016-2019	$0.9
2020-2024	2.2
2025-2029	0.2
2030-2034	2.0
2035-2039	0.5
Unlimited	4.5
$10.3

The Company believes that it is more likely than not that the benefit from certain foreign NOL carryforwards as well as certain state NOL and state credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $2.4 million on the deferred tax assets related to these foreign NOL carryforwards and a valuation allowance of $4.8 million on the deferred tax assets related to these state NOL and credit carryforwards.

The Company considers undistributed earnings from its foreign subsidiaries to be indefinitely reinvested with respect to the U.S. It is the Company’s policy to reinvest earnings as needed for operations, capital and acquisition spending. The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled approximately $374.8 million as of January 2, 2016. The determination of the additional deferred taxes that have not been provided is not practicable.

As of the beginning of fiscal year 2015, the Company had gross unrecognized tax benefits of $4.4 million, excluding accrued interest and penalties.  The unrecognized tax benefits decreased $2.0 million for federal tax liabilities and remained the same for state income tax liabilities based on evaluations made during 2015 primarily due to statute expirations and offset by uncertain tax positions identified in the current year.  The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $2.4 million as of January 2, 2016.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2015, 2014, and 2013 (excluding interest and penalties) is as follows:

(In millions)	2015	2014	2013
Beginning balance	$4.4	$5.1	$6.9
Additions for tax positions of the current year	0.2	0.1	—
Additions for tax positions of prior years	0.2	1.7	1.7
Reductions for tax positions of prior years	(0.8)	(1.1)	(3.5)
Statute expirations	(1.6)	(1.4)	—
Settlements	—	—	—
Ending balance	$2.4	$4.4	$5.1

If recognized, each annual effective tax rate would be affected by the net unrecognized tax benefits of $2.3 million, $4.3 million, and $5.0 million as of January 2, 2016, January 3, 2015, and December 28, 2013, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. In 2015, interest and penalties decreased $0.2 million, for prior year tax positions. The Company has accrued interest and penalties as of January 2, 2016, January 3, 2015, and December 28, 2013 of approximately $2.3 million, $2.5 million, and $0.2 million, respectively.

Of the unrecognized tax benefits at January 2, 2016, $2.1 million is related to acquisitions for which indemnification was provided for in the respective purchase agreement.  The stock purchase agreements related to these acquisitions provide the Company rights to recover tax liabilities related to pre-acquisition tax years from the sellers.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With few exceptions, as of January 2, 2016, the Company is no longer subject to U.S. federal income tax examinations by authorities for years before 2012 and is no longer subject to foreign or state income tax examinations by tax authorities for years before 2010.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the expiration of a statute of limitation. Based on the current audits in process and pending statute expirations, the payment of taxes as a result could be up to $0.7 million.

11. DEBT
New York Life
On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life (the "New York Life Agreement") for $150.0 million maximum aggregate principal borrowing capacity and the Company authorized the issuance of $75.0 million of floating rate senior notes due May 27, 2025. These senior notes have a floating interest rate of one-month USD LIBOR plus a spread of 1.35 percent with interest-only payments due on a monthly basis. As of January 2, 2016, there was $75.0 million remaining borrowing capacity under the New York Life Agreement.

Project Bonds
On December 31, 2012, the Company, Allen County, Indiana and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project)." The aggregate principal amount of the Project Bonds that were issued, authenticated, and are now outstanding thereunder was limited to $25.0 million. The Company then borrowed the proceeds under the Project Bonds through the issuance of Project Notes to finance the cost of acquisition, construction, installation and equipping of the new Global Corporate Headquarters and Engineering Center. These Project Notes (tax increment financing debt) bear interest at 3.6 percent per annum. Interest and principal balance of the Project Notes are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10, 2033. The use of the proceeds from the Project Notes was limited to assist the financing of the new Global Corporate Headquarters and Engineering Center. On May 5, 2015, the Company entered into Amendment No. 1 to the Bond Purchase and Loan Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees.

Prudential Agreement
On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and had at issuance an average life of 10 years with a final maturity in 2019.  On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million.  On December 14, 2011, the Company entered into Amendment No. 4 to the Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Agreement. On December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to extend the effective date to December 31, 2015. On May 5, 2015, the Company entered into Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to increase the total borrowing capacity from $200.0 million to $250.0 million. As of January 2, 2016, the Company has $100.0 million borrowing capacity available under the Prudential Agreement.  Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity.

Credit Agreement
On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). On December 14, 2011, the Company executed the Second Amended and Restated Credit Agreement, which extended the maturity of the Agreement to December 14, 2016, and increased the commitment amount to $150.0 million. On May 5, 2015, the Company entered into Amendment No. 3 to the Credit Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. The Company had zero borrowings under the Credit Agreement at January 2, 2016 and January 3, 2015.

Covenants
The New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement contain customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Credit Agreement, the Prudential Agreement, the Project Bonds, and the New York Life Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of January 2, 2016.

The Company also has certain overdraft facilities at its foreign subsidiaries, of which none were outstanding at January 2, 2016 and January 3, 2015.

Debt consisted of the following:

(In millions)	2015	2014
New York Life	$75.0	$—
Prudential Agreement - 5.79 percent	120.0	150.0
Tax increment financing debt	22.8	23.7
Capital leases	0.1	0.6
Foreign subsidiary debt	3.1	3.5
	221.0	177.8
Less current maturities	(32.9)	(34.1)
Long-term debt	$188.1	$143.7

The following debt payments are expected to be paid in accordance with the following schedule:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Debt	$220.9	$32.8	$31.1	$31.2	$31.3	$1.3	$93.2
Capital leases	0.1	0.1	—	—	—	—	—
	$221.0	$32.9	$31.1	$31.2	$31.3	$1.3	$93.2

12. SHAREOWNERS' EQUITY
The Company has the authority to issue 65,000,000, $.10 par value shares.

During 2015, 2014, and 2013, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(In millions, except share amounts)	2015	2014	2013
Repurchases	$46.3	$9.0	$2.8
Shares	1,568,731	243,020	88,200

In 2015, the Company retired 65,209 shares that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards.  The Company also retired 958 shares that had been previously granted as stock awards to employees, but were forfeited upon not meeting the required restriction criteria or termination. In 2014, the Company retired 40,679 shares that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards.  The Company also retired 68,675 shares that had been previously granted as a stock award to employees, but were forfeited upon termination.  In 2013, the Company retired 273,799 shares that were received from employees as payment for the exercise price of their stock options and taxes owned upon the exercise of their stock options and release of their restricted awards. The Company also retired 6,190 shares that had been previously granted as stock awards to employees, but were forfeited upon termination.

In 2015, 2014, and 2013, the Company recorded $1.4 million, $2.3 million, and $5.1 million, respectively, as a reduction in tax liability and an increase to shareowners’ equity as a result of stock option exercises.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

(In millions)
For the Year Ended January 2, 2016:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Total
Balance, January 3, 2015	$(51.8)	$(56.1)		$(107.9)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(58.9)	—		(58.9)
Income tax (expense)/benefit	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(58.9)	—		(58.9)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income/(loss)	—	7.1	(1)	7.1
Income tax (expense)/benefit	—	(2.5)		(2.5)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	4.6		4.6
Net current period other comprehensive income/(loss), net of income taxes	(58.9)	4.6		(54.3)
Less: Other comprehensive income/(loss) attributable to noncontrolling interest	(0.6)	—		(0.6)
Balance, January 2, 2016	$(110.1)	$(51.5)		$(161.6)

For the Year Ended January 3, 2015:
Balance, December 28, 2013	$(16.0)	$(38.7)		$(54.7)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(36.3)	—		(36.3)
Income tax (expense)/benefit	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(36.3)	—		(36.3)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income/(loss)	—	(26.0)	(1)	(26.0)
Income tax (expense)/benefit	—	8.6		8.6
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	(17.4)		(17.4)
Net current period other comprehensive income/(loss), net of income taxes	(36.3)	(17.4)		(53.7)
Less: Other comprehensive income/(loss) attributable to noncontrolling interest	(0.5)	—		(0.5)

Balance, January 3, 2015	$(51.8)	$(56.1)		$(107.9)

For the Year Ended December 28, 2013:
Balance, December 29, 2012	$(0.3)	$(56.8)		$(57.1)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(16.0)	—		(16.0)
Income tax (expense)/benefit	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(16.0)	$—		(16.0)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income/(loss)	—	30.2	(1)	30.2
Income tax (expense)/benefit	—	(12.1)		(12.1)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	18.1		18.1
Net current period other comprehensive income/(loss), net of income taxes	(16.0)	18.1		2.1
Less: Other comprehensive income/(loss) attributable to noncontrolling interest	(0.3)	—		(0.3)
Balance, December 28, 2013	$(16.0)	$(38.7)		$(54.7)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 8 for additional details) and is included in the "Selling, general, and administrative expenses" line of the Company's consolidated statements of income.

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

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	2015	2014	2013
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$72.9	$69.8	$82.0
Less: Undistributed earnings allocated to participating securities	0.7	0.7	1.0
Less: Undistributed earnings allocated to redeemable noncontrolling interest	0.8	0.9	0.2
	$71.4	$68.2	$80.8
Denominator:
Basic
Weighted average common shares	47.1	47.7	47.5
Diluted
Effect of dilutive securities:
Non-participating employee incentive stock options and performance awards	0.5	0.5	0.6
Adjusted weighted average common shares	47.6	48.2	48.1
Basic earnings per share	$1.52	$1.43	$1.70
Diluted earnings per share	$1.50	$1.41	$1.68
Anti-dilutive stock options	0.3	0.1	0.1

15. SHARE-BASED COMPENSATION
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

The total share-based compensation expense recognized in 2015, 2014, and 2013 was $5.6 million, $7.5 million, and $4.9 million, respectively.

Stock Options:
Under the above plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant, and the options expire 10 years after the date of the grant.  Options granted to employees vest at 25 percent a year and become fully vested and fully exercisable after 4 years (vesting is accelerated upon retirement, death, or disability).  Subject to the terms of the plans, in general, the aggregate option exercise price and any applicable tax withholdings may be satisfied in cash or its equivalent, by the plan participant’s delivery of shares of the Company’s common stock having a fair market value at the time of exercise equal to the aggregate option exercise price and/or the applicable tax withholdings or by having shares otherwise subject to the award withheld by the Company or via cashless exercise through a broker-dealer.

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during 2015, 2014, and 2013, are as follows:

	2015	2014	2013
Risk-free interest rate	1.59%	1.68%	1.03%
Dividend yield	0.95%	0.70%	0.89%
Volatility factor	0.379	0.387	0.394
Expected term	5.5 years	5.6 years	6.0 years
Forfeiture rate	3.67%	3.81%	4.52%

A summary of the Company’s outstanding stock option activity and related information is as follows:

(Shares in thousands)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of 2013	2,184	$16.69
Granted	176	32.53
Exercised	(880)	15.98
Forfeited	(4)	14.37
Expired	—	—
Outstanding at beginning of 2014	1,476	$19.01
Granted	115	42.24
Exercised	(171)	17.03
Forfeited	(6)	26.28
Expired	(17)	16.34
Outstanding at beginning of 2015	1,397	$21.17
Granted	185	36.67
Exercised	(108)	18.99
Forfeited	(2)	34.93
Expired	—	—
Outstanding at end of period	1,472	$23.26	4.79 years	$9,981
Expected to vest after applying forfeiture rate	1,456	$23.11	4.74 years	$9,980
Vested and exercisable at end of period	1,106	$19.04	3.61 years	$9,871

	2015	2014	2013
Weighted average grant-date fair value of options	$12.34	$15.09	$11.47

(In millions)	2015	2014	2013
Intrinsic value of options exercised	$1.7	$3.8	$16.6
Cash received from the exercise of options	2.0	2.9	14.1
Fair value of shares vested	1.4	2.8	2.1
Tax benefit of options exercised	0.7	1.5	6.5

There were no share-based liabilities paid during the 2015 and 2014 fiscal years.

A summary of the Company’s non-vested stock option activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of 2014	534	$25.30
Granted	115	42.24
Vested	(330)	23.98
Forfeited	(6)	26.28
Non-vested at beginning of 2015	313	$32.91
Granted	185	36.67
Vested	(130)	29.49
Forfeited	(2)	34.93
Non-vested at end of period	366	$36.02

As of January 2, 2016, there was $1.6 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.44 years.

Stock/Stock Unit Awards:
Under the 2009 Stock Plan, non-employee directors and employees may be granted stock awards. Under the 2012 Stock Plan, non-employee directors and employees may be granted stock awards and stock units.

Stock awards to non-employee directors are generally fully vested when made.  Stock/stock unit awards to employees cliff vest over 3 or 4 years (subject to accelerated vesting of a pro rata portion in the case of retirement, death or disability) and may be contingent on the attainment of certain performance goals. Dividends are paid to the recipient prior to vesting, except that dividends on performance-based stock awards under the 2012 Stock Plan will be paid only to the extent the performance goals are met. Stock/stock unit awards granted to retirement eligible employees are expensed over the vesting period.

A summary of the Company’s restricted stock/stock unit award activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of 2014	551	$24.75
Awarded	208	42.39
Vested	(132)	17.08
Forfeited	(73)	28.49
Non-vested at beginning of 2015	554	$32.72
Awarded	134	36.27
Vested	(169)	30.39
Forfeited	(9)	32.31
Non-vested at end of period	510	$34.43

As of January 2, 2016, there was $7.7 million of total unrecognized compensation cost related to non-vested stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.25 years.

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

Financial information by reportable business segment is included in the following summary:

	Net sales to external customers			Operating income (loss)
(In millions)	2015	2014	2013	2015	2014	2013
Water Systems	$707.6	$824.6	$766.4	$86.7	$103.9	$131.3
Fueling Systems	217.3	223.2	199.1	51.5	49.7	42.6
Other	—	—	—	(47.8)	(53.5)	(50.1)
Consolidated	$924.9	$1,047.8	$965.5	$90.4	$100.1	$123.8

	Total assets			Depreciation
	2015	2014		2015	2014	2013
Water Systems	$677.6	$757.5		$19.5	$19.9	$18.1
Fueling Systems	248.5	252.7		2.5	2.4	1.9
Other	70.3	65.7		4.8	5.8	3.4
Consolidated	$996.4	$1,075.9		$26.8	$28.1	$23.4

	Amortization			Capital expenditures
	2015	2014	2013	2015	2014	2013
Water Systems	$6.6	$7.1	$6.0	$19.5	$33.8	$31.0
Fueling Systems	1.9	1.8	1.9	1.4	3.9	4.0
Other	0.1	0.2	0.1	5.0	4.7	32.2
Consolidated	$8.6	$9.1	$8.0	$25.9	$42.4	$67.2

Property, plant and equipment is the major asset group in "Other" of total assets at January 2, 2016. Property, plant and equipment is the major asset group in "Other" of total assets at January 3, 2015.

Financial information by geographic region is as follows:

	Net sales			Long-lived assets
(In millions)	2015	2014	2013	2015	2014
United States	$418.5	$485.5	$460.5	$404.1	$418.0
Foreign	506.4	562.3	505.0	150.7	184.4
Consolidated	$924.9	$1,047.8	$965.5	$554.8	$602.4

Net sales are attributed to geographic regions based upon the ship to location of the customer. Long-lived assets are attributed to geographic regions based upon the country of domicile.

No single customer accounted for more than 10 percent of the Company’s consolidated sales in 2015, 2014, or 2013. No single customer accounted for more than 10 percent of the Company's gross accounts receivable in 2015 or 2014.

17. COMMITMENTS AND CONTINGENCIES
In August 2010, the California Air Resources Board (“CARB”) and South Coast Air Quality Management District (“SCAQMD”) filed civil complaints in the Los Angeles Superior Court against the Company and Franklin Fueling Systems, Inc.  The complaints related to a third-party-supplied component part of the Company's Healy 900 Series nozzle, which is part of the Company's Enhanced Vapor Recovery (“EVR”) Systems installed in California gasoline filling stations.  The complaints were consolidated into one case (People of the State of California vs. Franklin Fueling Systems, Inc. et al.) which was tried in the later part of December 2012 and early part of January 2013 (“CARB Case”).

On July 25, 2013, the Court issued a Final Statement of Decision (“Decision”) in the CARB Case.  In its Decision, the Court found on behalf of the Company and issued a complete defense verdict.  Judgment was entered on August 27, 2013.  An Amended Judgment awarding the Company $0.1 million in costs was entered by the Court on January 22, 2014. On July 16, 2014, CARB appealed. On September 29, 2015 the Court of Appeals heard oral arguments on the case. On December 8, 2015, the Court of Appeals affirmed the lower court’s decision. Although CARB had the opportunity to petition for cert to the California Supreme Court, the time for filing such petition has passed and thus this case has concluded.

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

Total rent expense charged to operations for operating leases including contingent rentals was $11.9 million, $12.6 million, and $11.0 million in 2015, 2014, and 2013, respectively.

The future minimum rental payments for non-cancelable operating leases as of January 2, 2016, are as follows:

(In millions)	2016	2017	2018	2019	2020
Future minimum rental payments	$7.7	$5.0	$3.6	$2.5	$1.9

Rental commitments subsequent to 2020 are not significant by year, but aggregated are $1.9 million in total.

At January 2, 2016, the Company had $8.3 million of commitments primarily for capital expenditures and the purchase of raw materials to be used in production.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's consolidated balance sheets for 2015 and 2014, are as follows:

(In millions)	2015	2014
Beginning balance	$9.4	$9.5
Accruals related to product warranties	7.6	8.9
Reductions for payments made	(7.7)	(9.0)
Ending balance	$9.3	$9.4

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

Costs incurred in the twelve months ended January 2, 2016, included in the “Restructuring expense” line of the Company's consolidated statements of income, are as follows:

(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.3	$0.3	$—	$0.6
Equipment relocation	0.6	—	—	0.6
Asset write-off	0.1	—	—	0.1
Pension	0.6	—	—	0.6
Other	1.1	—	—	1.1
Total	$2.7	$0.3	$—	$3.0

Restructuring expenses of $16.6 million and $3.7 million were incurred in 2014 and 2013, respectively, primarily for the Water Systems realignment.

As of January 2, 2016 there were no restructuring reserves. As of January 3, 2015, there were $13.1 million restructuring reserves.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly financial information for 2015 and 2014, from continuing operations, is as follows:

(In millions, except per share amounts)
	Net Sales	Gross Profit	Net Income	Net Income Attributable to Franklin Electric Co., Inc.	Basic Earnings Per Share	Diluted Earnings Per Share
2015
1st quarter	$225.7	$71.5	$20.0	$19.8	$0.41	$0.41
2nd quarter	247.4	80.2	16.4	16.1	0.33	0.33
3rd quarter	232.5	76.8	21.0	20.8	0.44	0.43
4th quarter	219.3	69.1	16.3	16.2	0.34	0.33
	$924.9	$297.6	$73.7	$72.9	$1.52	$1.50

2014
1st quarter	$231.4	$78.1	$17.4	$17.0	$0.35	$0.35
2nd quarter	284.5	99.4	27.5	27.1	0.56	0.55
3rd quarter	278.1	89.2	22.8	22.7	0.46	0.46
4th quarter	253.8	77.7	3.2	3.0	0.06	0.06
	$1,047.8	$344.4	$70.9	$69.8	$1.43	$1.41

Basic and diluted earnings per share amounts are computed independently for each of the quarters presented.  As a result, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share amount.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of January 2, 2016 and January 3, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended January 2, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
March 2, 2016

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of January 2, 2016.

Our independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of January 2, 2016. This report appears on page 72.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors, Franklin Electric Co., Inc.:

We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the three years ended January 2, 2016 of the Company and our report dated March 2, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
March 2, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and director nominees required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2016, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT," and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4, or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2016, under the heading of “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors, the Audit Committee of the board of directors, and the Company’s code of conduct and ethics required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2016 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2016, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXCERCISES AND STOCK VESTED TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2016, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT" and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2016, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2016, under the heading “PROPOSAL 3: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2016 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this report:	Form 10-K Annual Report (page)
1. Financial Statements - Franklin Electric Co., Inc.
Consolidated Statements of Income for the three years ended January 2, 2016	34
Consolidated Statements of Comprehensive Income for the three years ended January 2, 2016	35
Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015	36
Consolidated Statements of Cash Flows for the three years ended January 2, 2016	38
Consolidated Statements of Equity for the three years ended January 2, 2016	40
Notes to Consolidated Financial Statements	42
2. Financial Statement Schedule - Franklin Electric Co., Inc.
Schedule II - Valuation and Qualifying Accounts	76
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

3. Exhibits
Exhibits are set forth in the attached Exhibit Index.	79
Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other	Balance at End of Period
2015
Allowance for doubtful accounts	$3.2	$1.1	$0.5	$—	$3.8
Allowance for deferred taxes	3.9	3.5	0.2	—	7.2
2014
Allowance for doubtful accounts	$3.0	$0.2	$—	$—	$3.2
Allowance for deferred taxes	3.5	1.3	0.9	—	3.9
2013
Allowance for doubtful accounts	$3.2	$(0.1)	$0.1	$—	$3.0
Allowance for deferred taxes	4.4	(0.9)	—	—	3.5

(a) Charges for which allowances were created.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: March 2, 2016	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2016.

By	/s/ Gregg C. Sengstack
Gregg C. Sengstack
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ David T. Brown
David T. Brown
Director

/s/ Renee J. Peterson
Renee J. Peterson
Director

/s/ David A. Roberts
David A. Roberts
Director

/s/ Jennifer L. Sherman
Jennifer L. Sherman
Director

/s/ Thomas R. VerHage
Thomas R. VerHage
Director

/s/ David M. Wathen
David M. Wathen
Director

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2016

Number	Description
3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 3, 2007)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended February 26, 2016 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on March 1, 2016)
10.1	Franklin Electric Co., Inc. Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 29, 2005)*
10.2	Franklin Electric Co., Inc. Amended and Restated Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 24, 2009)*
10.3	Franklin Electric Co., Inc. 2012 Stock Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement for the Annual Meeting held on May 4, 2012)*
10.4
Franklin Electric Co., Inc. Non-employee Directors’ Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended on April 1, 2006)*

10.5
First Amendment to the Franklin Electric Co., Inc. Nonemployee Directors’ Deferred Compensation Plan dated February 19, 2010 (incorporated by reference to Exhibit 10.5 of the Company's Form 10-K for the fiscal year ended January 1, 2011)*

10.6
Second Amendment to the Franklin Electric Co., Inc. Nonemployee Directors' Deferred Compensation Plan dated May 6, 2011 (incorporated by reference to Exhibit 10.6 of the Company's Form 10-K for the fiscal year ended December 31, 2011)*

10.7	Amended and Restated Franklin Electric Co., Inc. Pension Restoration Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed for the fiscal year ended January 3, 2009)*
10.8
First Amendment to the Franklin Electric Co., Inc. Pension Restoration Plan dated December 20, 2012 (incorporated by reference to Exhibit 10.8 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*

10.9	Second Amendment to the Franklin Electric Co., Inc. Pension Restoration Plan (incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the fiscal year ended January 3, 2015)*
10.10
Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended September 29, 2012)*

10.11
First Amendment to the Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan dated December 20, 2012 (incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*

10.12
Second Amendment to the Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the fiscal year ended January 3, 2015)*

10.13
Third Amendment to the Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the fiscal year ended January 3, 2015)*

10.14	Retirement and Consulting Agreement between the Company and R. Scott Trumbull (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 6, 2014)*
10.15	Employment Agreement between the Company and Gregg C. Sengstack (incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*
10.16	Employment Agreement between the Company and John J. Haines (incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the fiscal year ended December 29, 2012)*
10.17
Form of Confidentiality and Non-Compete Agreement between the Company and Gregg C. Sengstack, John J. Haines, Steven W. Aikman, Daniel J. Crose, DeLancey W. Davis, Julie S. Freigang, Donald P. Kenney, Robert J. Stone, Thomas J. Strupp, and R. Scott Trumbull (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.18
Form of Employment Security Agreement between the Company and Steven W. Aikman, Daniel J. Crose, DeLancey W. Davis, Julie S. Freigang, Donald P. Kenney, Robert J. Stone and Thomas J. Strupp (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 7, 2013)*

10.19	Description of the Executive Officer Annual Incentive Cash Bonus Program (filed herewith)*
10.20	Franklin Electric Co., Inc. Management Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting of Shareholders held May 8, 2015)*
10.21	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 12, 2013)*
10.22	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 12, 2013)*
10.23	Form of Restricted Stock Unit Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed on March 12, 2013)*
10.24	Form of Restricted Stock Unit Agreement for Director Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 12, 2013)*
10.25	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on March 12, 2013)*
10.26	Form of Restricted Stock Award Agreement for Director Employees (incorporated by reference to the Company's Form 8-K filed on May 4, 2012)*
10.27	Form of Performance Stock Unit Award Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed on March 12, 2013)*
10.28	Form of Performance Stock Unit Award Agreement for Director Employees (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed on March 12, 2013)*
10.29
Third Amended and Restated Note Purchase and Private Shelf Agreement by and among the Company, Prudential Investment Management, Inc., and the purchasers named therein (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on June 2, 2015)

10.30
Bond Purchase and Loan Agreement, dated December 31, 2012, among the Company, The Board of Commissions of the County of Allen, Indiana, and the Bondholders referred to therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 2, 2013)

10.31
Amendment No. 1 to Bond Purchase and Loan Agreement and Waiver, dated May 5, 2015, among the Company, The Board of Commissioners of the County of Allen, and the Bondholders referred to therein (incorporated by reference to the Company's Form 10-Q filed on May 6, 2015)

10.32
$150,000,000 Second Amended and Restated Credit Agreement, dated as of December 14, 2011, among the Company, Franklin Electric B.V., JPMorgan Chase, N.A., as Administrative Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 15, 2011)

10.33
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of October 1, 2013, between the Company and JPMorgan Chase and others (incorporated by reference to Exhibit 10.39 of the Company's Form 10-K for the fiscal year ended December 28, 2013)

10.34
Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of February 27, 2015, between the Company and JPMorgan Chase and others (incorporated by reference to Exhibit 10.42 of the Company's Form 10-K for the fiscal year ended January 3, 2015)

10.35
Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated May 5, 2015, by and among the Company, Franklin Electric B.V., JPMorgan Chase N.A., as Administrative Agent and the lenders identified therein (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed on May 6, 2015)

10.36
Note Purchase and Private Shelf Agreement by and among the Company, NYL Investors LLC, and the purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 2, 2015)

10.37
Stock Redemption Agreement, dated April 15, 2015, between the Company and Ms. Patricia Schaefer and Ms. Diane Humphrey (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed on April 20, 2015)

18.1
Franklin Electric Co., Inc. and Subsidiaries Preferability Letter from Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 of the Company's Form 10-Q for the fiscal quarter ended April 2, 2011)

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