Form 10-Q
period 2016-04-02
FRANKLIN ELECTRIC CO INC
filed 2016-05-10
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	May 2, 2016
$.10 par value	46,165,309 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
(In thousands, except per share amounts)	April 2, 2016	April 4, 2015

Net sales	$218,430	$225,728
Cost of sales	144,194	154,238
Gross profit	74,236	71,490
Selling, general, and administrative expenses	52,345	55,160
Restructuring expense	820	463
Operating income	21,071	15,867
Interest expense	(2,427)	(2,708)
Other income/(expense), net	(32)	3,019
Foreign exchange income/(expense)	(77)	416
Income before income taxes	18,535	16,594
Income tax (benefit)/expense	4,955	(3,382)
Net income	$13,580	$19,976
Less: Net income attributable to noncontrolling interests	(123)	(181)
Net income attributable to Franklin Electric Co., Inc.	$13,457	$19,795
Income per share:
Basic	$0.28	0.41
Diluted	$0.28	0.41
Dividends per common share	$0.0975	0.0900

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	First Quarter Ended
(In thousands)	April 2, 2016	April 4, 2015

Net income	$13,580	$19,976
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	13,025	(27,882)
Employee benefit plan activity	742	987
Other comprehensive income/(loss)	$13,767	$(26,895)
Income tax expense related to items of other comprehensive income/(loss)	(266)	(333)
Other comprehensive income/(loss), net of tax	$13,501	$(27,228)
Comprehensive income/(loss)	$27,081	$(7,252)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	208	(170)
Comprehensive income/(loss) attributable to Franklin Electric Co., Inc.	$26,873	$(7,082)

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	April 2, 2016	January 2, 2016

ASSETS
Current assets:
Cash and cash equivalents	$74,642	$81,561
Receivables, less allowances of $3,815 and $3,801, respectively	151,173	127,251
Inventories:
Raw material	87,817	82,223
Work-in-process	18,145	18,384
Finished goods	101,779	93,987
Total inventories	207,741	194,594
Other current assets	30,617	34,715
Total current assets	464,173	438,121

Property, plant, and equipment, at cost:
Land and buildings	117,483	117,753
Machinery and equipment	238,567	233,834
Furniture and fixtures	38,823	39,639
Other	27,829	19,845
Property, plant, and equipment, gross	422,702	411,071
Less: Allowance for depreciation	(227,946)	(221,032)
Property, plant, and equipment, net	194,756	190,039
Assets held for sale	3,782	1,613
Deferred income taxes	5,084	3,461
Intangible assets, net	141,490	141,357
Goodwill	201,580	199,847
Other assets	21,658	21,673
Total assets	$1,032,523	$996,111

	April 2, 2016	January 2, 2016

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,568	$57,822
Accrued expenses and other current liabilities	46,594	52,109
Income taxes	2,628	1,794
Current maturities of long-term debt and short-term borrowings	45,337	32,946
Total current liabilities	157,127	144,671
Long-term debt	187,257	187,806
Deferred income taxes	36,025	33,404
Employee benefit plans	46,799	47,398
Other long-term liabilities	17,656	16,511

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	7,329	6,856

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,166 and 46,219, respectively)	4,617	4,622
Additional capital	219,400	216,472
Retained earnings	502,512	498,214
Accumulated other comprehensive loss	(148,192)	(161,608)
Total shareowners' equity	578,337	557,700
Noncontrolling interest	1,993	1,765
Total equity	580,330	559,465
Total liabilities and equity	$1,032,523	$996,111

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter Ended
(In thousands)	April 2, 2016	April 4, 2015

Cash flows from operating activities:
Net income	$13,580	$19,976
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,752	8,840
Share-based compensation	2,539	2,354
Deferred income taxes	270	(6,540)
Loss on disposals of plant and equipment and impairment of asset held for sale	1,415	46
Realized gain on share purchase liability	—	(2,723)
Foreign exchange expense/(income)	77	(416)
Excess tax from share-based payment arrangements	(53)	(515)
Changes in assets and liabilities, net of acquisitions:
Receivables	(20,609)	(17,901)
Inventory	(8,884)	(7,360)
Accounts payable and accrued expenses	(3,649)	(18,081)
Income taxes	1,633	292
Employee benefit plans	(488)	(9)
Other, net	4,980	221
Net cash flows from operating activities	(437)	(21,816)
Cash flows from investing activities:
Additions to property, plant, and equipment	(11,153)	(4,205)
Proceeds from sale of property, plant, and equipment	185	8
Cash paid for acquisitions, net of cash acquired	—	(3,616)
Net cash flows from investing activities	(10,968)	(7,813)
Cash flows from financing activities:
Proceeds from issuance of debt	31,606	77,918
Repayment of debt	(19,817)	(9,105)
Proceeds from issuance of common stock	411	883
Excess tax from share-based payment arrangements	53	515
Purchases of common stock	(4,175)	(2,288)
Dividends paid	(4,506)	(4,283)
Share purchase liability payment	—	(20,200)
Net cash flows from financing activities	3,572	43,440
Effect of exchange rate changes on cash	914	(3,359)
Net change in cash and equivalents	(6,919)	10,452
Cash and equivalents at beginning of period	81,561	59,141
Cash and equivalents at end of period	$74,642	$69,593

	First Quarter Ended
	April 2, 2016	April 4, 2015
Cash paid for income taxes, net of refunds	$2,542	$3,210
Cash paid for interest	$2,644	$2,755

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$289	$221
Payable to seller of Bombas Leao	$24	$267

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of January 2, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of April 2, 2016, and for the first quarters ended April 2, 2016 and April 4, 2015 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the first quarter ended April 2, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2016.

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability instead of a deferred asset. The standard does not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. The Company adopted ASU 2015-03 during the first quarter ended April 2, 2016. The retrospective adoption of this ASU required a total of approximately $0.3 million of unamortized debt issuance costs as of year-end 2015 to be reclassified from "Other assets" and "Other current assets" to a direct deduction from "Long-term debt" in the Company's condensed consolidated balance sheet as of January 2, 2016. In addition, there were no impacts to the Company's results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

Accounting Standards Issued But Not Yet Adopted
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard simplifies several aspects of the accounting for employee share-based payment transactions including the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. The transition method is either prospective, retrospective or modified retrospective, depending on the area covered in this update. The Company is still in the process of analyzing the effects of this new standard to determine the impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases found in Accounting Standards Codification ("ASC") Topic 840. This ASU requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The Company is still in the process of analyzing the effect of this new standard to determine the impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASU's are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt these standards. The Company is still in the process of analyzing the effect of these new standards, including the transition method, to determine the impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of April 2, 2016 and January 2, 2016, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	April 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.8	$3.8	$—	$—

	January 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.9	$3.9	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

Total debt, including current maturities, have carrying amounts of $232.5 million and $220.6 million and estimated fair values of $237 million and $225 million as of April 2, 2016 and January 2, 2016, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

The following table summarizes information regarding the Company's non-financial assets measured at fair value on a nonrecurring basis:

(In millions)	April 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss
Asset held for sale	$2.0	$—	$—	$2.0	$0.4

The Company's Level 3 asset consists of a held for sale facility. During the first quarter of 2016, the Company agreed upon the terms of a letter of intent to sell its Saco, Maine facility. As a result, the Company reduced the carrying amount of the held for sale asset to approximate the estimated sales price less costs to sell.

As of April 2, 2016 and January 2, 2016, the Company also had $1.8 million and $1.6 million of assets held for sale, respectively, recorded at carrying value in the Water Systems segment relating to an idle facility in Brazil.

4. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. During February 2014, the Company entered into a share swap transaction agreement ("the swap") to mitigate the Company’s exposure to these fluctuations in the Company's stock price. The swap was not designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. As of April 2, 2016, the swap has a notional value based on 175,000 shares. For the first quarters ended April 2, 2016 and April 4, 2015, the swap resulted in a gain of $0.8 million and a loss of $0.1 million, respectively. Gains and losses on the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

5. OTHER ASSETS
The Company has equity interests in various companies for various strategic purposes. The investments are accounted for under the equity method and are included in “Other assets” on the Company’s condensed consolidated balance sheets. The carrying amount of the investments is adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments are not considered material to the Company’s financial position, neither individually nor in the aggregate. The Company’s proportionate share of earnings from its equity interests, included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income, were immaterial for the first quarters ended April 2, 2016 and April 4, 2015.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	April 2, 2016		January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.5	$(6.3)	$7.4	$(6.2)
Technology	7.5	(4.9)	7.5	(4.8)
Customer relationships	134.5	(44.7)	132.6	(42.3)
Software	2.5	(1.7)	2.5	(1.7)
Other	0.3	(0.3)	1.0	(1.0)
Total	$152.3	$(57.9)	$151.0	$(56.0)
Unamortized intangibles:
Trade names	47.1	—	46.4	—
Total intangibles	$199.4	$(57.9)	$197.4	$(56.0)

Amortization expense related to intangible assets for the first quarters ended April 2, 2016 and April 4, 2015 was $2.0 million and $2.2 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2016	2017	2018	2019	2020
	$8.6	$8.4	$8.4	$8.3	$8.2

The change in the carrying amount of goodwill by reporting segment for the first quarter ended April 2, 2016, is as follows:

(In millions)
	Water Systems	Fueling Systems	Consolidated
Balance as of January 2, 2016	$136.8	$63.0	$199.8
Foreign currency translation	1.9	(0.1)	1.8
Balance as of April 2, 2016	$138.7	$62.9	$201.6

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of April 2, 2016, the Company maintained two domestic pension plans and three German pension plans. The Company used a January 2, 2016 measurement date for these plans. One of the Company's domestic pension plans covers two management employees (one active employee and one former employee), while the other domestic plan covers all other eligible employees. The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension and postretirement plans for the first quarters ended April 2, 2016 and April 4, 2015, respectively:

(In millions)	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Service cost	$0.2	$0.3	$—	$—
Interest cost	1.5	1.8	0.1	0.1
Expected return on assets	(2.3)	(2.5)	—	—
Amortization of prior service cost	—	—	0.1	0.1
Amortization of loss	0.6	0.8	—	0.1
Net periodic benefit cost	$—	$0.4	$0.2	$0.3
Settlement cost	0.3	0.3	—	—
Total net periodic benefit cost	$0.3	$0.7	$0.2	$0.3

In the first quarter ended April 2, 2016, the Company made contributions of $0.6 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2016 will be finalized by September 15, 2016, based upon the plans' year-end valuation at January 2, 2016, and the funding level required for the plans' year ended January 2, 2016.

8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the three month period ended April 2, 2016 was 26.7% as compared to negative 20.4% for the three month period ended April 4, 2015.

The effective tax rate continues to be lower than the U.S. statutory rate primarily due to the indefinite reinvestment of foreign earnings taxed at rates below the U.S. statutory rate as well as recognition of U.S. tax incentives and credits.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit.

In addition during the three month period ended April 4, 2015, the Company settled the liability for the noncontrolling interest of a subsidiary during the first quarter. This transaction created additional accretive benefits for the Company from the reversal of a deferred tax liability created in 2012 when the Company acquired the controlling interest in the Pioneer subsidiary and realized a gain on the then equity investment in Pioneer. The Company also realized a gain on the mandatorily redeemable noncontrolling interest liability.

9. DEBT
Debt consisted of the following:

(In millions)	April 2, 2016	January 2, 2016
Prudential Agreement - 5.79 percent	$120.0	$120.0
Tax increment financing debt	22.3	22.8
New York Life	75.0	75.0
Revolver	11.5	—
Capital leases	0.1	0.1
Foreign subsidiary debt	4.0	3.1
Less: unamortized debt issuance costs	(0.3)	(0.3)
	$232.6	$220.7
Less: current maturities	(45.3)	(32.9)
Long-term debt	$187.3	$187.8

During the first quarter ended April 2, 2016, a portion of the revolver borrowing was used for seasonal working capital needs.

Debt outstanding, excluding unamortized debt issuance costs, at April 2, 2016 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$232.8	$45.3	$31.1	$31.2	$31.3	$1.3	$92.6
Capital leases	0.1	—	0.1	—	—	—	—
	$232.9	$45.3	$31.2	$31.2	$31.3	$1.3	$92.6

10. EARNINGS PER SHARE
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

The following table sets forth the computation of basic and diluted earnings per share:

	First Quarter Ended
(In millions, except per share amounts)	April 2, 2016	April 4, 2015
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$13.5	$19.8
Less: Undistributed earnings allocated to participating securities	0.1	0.2
Less: Undistributed earnings allocated to redeemable noncontrolling interest	0.5	0.1
	$12.9	$19.5
Denominator:
Basic
Weighted average common shares	46.1	47.6
Diluted
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.3	0.5
Adjusted weighted average common shares	46.4	48.1
Basic earnings per share	$0.28	$0.41
Diluted earnings per share	$0.28	$0.41
Anti-dilutive stock options	0.6	0.2

11. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the first quarter ended April 2, 2016:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of January 2, 2016	$4,622	$216,472	$498,214	$(51,558)	$(110,050)	$1,765	$559,465	$6,856
Net income			13,457			162	13,619	(39)
Adjustment to Impo redemption value			(493)				(493)	493
Dividends on common stock			(4,506)				(4,506)
Common stock issued	2	409					411
Common stock repurchased	(15)		(4,160)				(4,175)
Share-based compensation	8	2,531					2,539
Tax expense of stock options exercised		(12)					(12)
Currency translation adjustment					12,940	66	13,006	19
Pension liability, net of tax				476			476
Balance as of April 2, 2016	$4,617	$219,400	$502,512	$(51,082)	$(97,110)	$1,993	$580,330	$7,329

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the first quarters ended April 2, 2016 and April 4, 2015, are summarized below:

(In millions)
For the first quarter ended April 2, 2016:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Total
Balance as of January 2, 2016	$(110.1)	$(51.5)		$(161.6)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	13.1	—		13.1
Income tax (expense)/benefit	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	13.1	—		13.1
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income/(loss)	—	0.7	(1)	0.7
Income tax (expense)/benefit	—	(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	0.4		0.4
Net current period other comprehensive income/(loss), net of income taxes	13.1	0.4		13.5
Less: Other comprehensive income/(loss) attributable to noncontrolling interests	0.1	—		0.1
Balance as of April 2, 2016	$(97.1)	$(51.1)		$(148.2)

For the first quarter ended April 4, 2015:
Balance as of January 3, 2015	$(51.8)	$(56.1)		$(107.9)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(27.8)	—		(27.8)
Income tax (expense)/benefit	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(27.8)	—		(27.8)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income/(loss)	—	1.0	(1)	1.0
Income tax (expense)/benefit	—	(0.4)		(0.4)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	0.6		0.6
Net current period other comprehensive income/(loss), net of income taxes	(27.8)	0.6		(27.2)
Less: Other comprehensive income/(loss) attributable to noncontrolling interests	(0.3)	—		(0.3)
Balance as of April 4, 2015	$(79.3)	$(55.5)		$(134.8)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income.

13. SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

	First Quarter Ended
(In millions)	April 2, 2016	April 4, 2015
	Net sales to external customers
Water Systems	$168.8	$179.2
Fueling Systems	49.6	46.5
Other	—	—
Consolidated	$218.4	$225.7

	First Quarter Ended
	April 2, 2016	April 4, 2015
	Operating income/(loss)
Water Systems	$24.2	$19.4
Fueling Systems	10.2	9.6
Other	(13.3)	(13.1)
Consolidated	$21.1	$15.9

	April 2, 2016	January 2, 2016
	Total assets
Water Systems	$712.0	$677.6
Fueling Systems	249.4	248.5
Other	71.1	70.0
Consolidated	$1,032.5	$996.1

Property, plant, and equipment is the major asset group in "Other" of total assets as of April 2, 2016 and January 2, 2016.

14. COMMITMENTS AND CONTINGENCIES
The Company is defending various claims and legal actions which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be successfully defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

At April 2, 2016, the Company had $18.8 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the first quarter ended April 2, 2016, are as follows:

(In millions)
Balance as of January 2, 2016	$9.3
Accruals related to product warranties	1.2
Reductions for payments made	(1.7)
Balance as of April 2, 2016	$8.8

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first quarters ended April 2, 2016 and April 4, 2015 are as follows:

	April 2, 2016	April 4, 2015
Risk-free interest rate	1.21%	1.59%
Dividend yield	1.32%	0.95%
Volatility factor	0.377	0.379
Expected term	5.5 years	5.5 years
Forfeiture rate	3.77%	3.67%

There were 265,270 and 184,706 stock options granted during the first quarters ended April 2, 2016 and April 4, 2015, respectively.

A summary of the Company’s outstanding stock option activity and related information for the first quarters ended April 2, 2016 and April 4, 2015 is as follows:

(Shares in thousands)	April 2, 2016		April 4, 2015
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,472	$23.26	1,397	$21.17
Granted	265	29.08	185	36.67
Exercised	(21)	18.98	(46)	19.36
Outstanding at end of period	1,716	$24.22	1,536	$23.09
Expected to vest after applying forfeiture rate	1,680	$24.05	1,511	$22.86
Vested and exercisable at end of period	1,183	$20.54	1,124	$18.75

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of April 2, 2016 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.82 years	$15,402
Expected to vest after applying forfeiture rate	5.74 years	$15,338
Vested and exercisable at end of period	4.39 years	$14,348

The total intrinsic value of options exercised during the first quarters ended April 2, 2016 and April 4, 2015 was $0.2 million and $0.8 million, respectively.

As of April 2, 2016, there was $2.5 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan and the 2009 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.72 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the first quarters ended April 2, 2016 and April 4, 2015 is as follows:

(Shares in thousands)	April 2, 2016		April 4, 2015
Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	510	$34.43	554	$32.72
Awarded	162	29.08	120	36.67
Vested	(31)	34.32	(74)	25.01
Forfeited	(11)	32.53	—	—
Non-vested at end of period	630	$33.10	600	$34.47

As of April 2, 2016, there was $11.4 million of total unrecognized compensation cost related to non-vested stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.67 years.

16. RESTRUCTURING
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

Costs incurred in the first quarter ended April 2, 2016, included in the “Restructuring expense” line of the Company's condensed consolidated statements of income, are as follows:

	First Quarter Ended
	April 2, 2016
(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.1	$—	$—	$0.1
Equipment relocation	—	—	—	—
Asset write-off	—	0.4	—	0.4
Other	0.3	—	—	0.3
Total	$0.4	$0.4	$—	$0.8

Restructuring expenses for the first quarter ended April 4, 2015 were approximately $0.5 million and primarily for the Water Systems realignment.

As of April 2, 2016, there were $0.2 million of restructuring reserves. As of April 4, 2015, there were $6.4 million of restructuring reserves. The restructuring reserves were primarily for severance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2016 vs. First Quarter 2015

OVERVIEW

Sales in the first quarter of 2016 decreased from the first quarter last year.  The sales decrease was primarily due to the negative impact of foreign currency translation. The Company’s organic sales growth was 3 percent excluding the impact of foreign currency. The Company's consolidated gross profit was $74.2 million for the first quarter of 2016, an increase of $2.7 million or about 4 percent from the prior year’s first quarter. The gross profit as a percent of net sales increased 230 basis points to 34.0 percent in 2016 from 31.7 percent in first quarter of 2015.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first quarter of 2016 were $218.4 million, a decrease of $7.3 million or about 3 percent compared to 2015 first quarter sales of $225.7 million.  Sales revenue decreased by $13.8 million or about 6 percent in the first quarter of 2016 due to foreign currency translation. The sales change in the first quarter of 2016, excluding foreign currency translation, was an increase of about 3 percent, primarily due to price.

	Net Sales
(In millions)	Q1 2016	Q1 2015	2016 v 2015
Water Systems	$168.8	$179.2	$(10.4)
Fueling Systems	49.6	46.5	3.1
Consolidated	$218.4	$225.7	$(7.3)

Net Sales-Water Systems
Water Systems revenues were $168.8 million in the first quarter 2016, a decrease of $10.4 million or about 6 percent versus the first quarter 2015 sales of $179.2 million. Sales were reduced by $13.3 million or about 7 percent in the quarter due to foreign currency translation. Water Systems sales were up 1 percent, excluding foreign currency translation, in the first quarter of 2016 versus the first quarter of 2015.

Water Systems sales in the U.S. and Canada represented 36 percent of consolidated sales and declined by about 2 percent compared to the prior year. Water Systems sales were reduced by $1.1 million or about 1 percent in the quarter due to foreign currency translation. Sales of groundwater pumping equipment increased by about 1 percent as U.S. groundwater business showed signs of recovery during the first quarter of 2016. The year-over-year revenue decline in agricultural and industrial pumping system sales was about 5 percent compared to the 20 plus percent decline experienced in the last half of 2015. Sales of surface water pumping equipment decreased by about 5 percent in the U.S. and Canada compared to the first quarter 2015. Surface pumping business was weak in two regions: Canadian business was impacted by the value of the Canadian dollar and the retail sump pump business was soft due to the mild winter in the upper Midwest.

Water Systems sales in Latin America were about 12 percent of consolidated sales for the first quarter and declined by about 25 percent compared to the first quarter of the prior year. Water Systems sales were reduced by $7.1 million or about 20 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, Latin American sales decreased by about 5 percent compared to the first quarter 2015, as price was more than offset by volume declines. The weakness in sales was primarily in Brazil and is attributable to the economy.

Water Systems sales in the Middle East and Africa were about 11 percent of consolidated sales and decreased by about 9 percent compared to the first quarter 2015. Water Systems sales were reduced by about 15 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, sales increased by about 6 percent compared to the first quarter 2015. The growth was driven by strong sales of dewatering pumping equipment, partially offset by weakness in Southern Africa in the mining sector.

Water Systems sales in the Asia Pacific region were 10 percent of consolidated sales and were up about 12 percent compared to the first quarter prior year. Asia Pacific sales were reduced by about 3 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, Asia Pacific sales increased by about 15 percent compared to the first quarter 2015. The Asia Pacific region experienced strong sales in several end markets, especially in southeast Asia due to dry favorable weather conditions.

Water Systems sales in Europe were about 8 percent of consolidated sales and increased by about 3 percent compared to the first quarter 2015. The impact of foreign currency translation decreased sales by about 3 percent compared to the first quarter 2015. Excluding the impact of foreign currency translation, European sales were up about 6 percent to the first quarter 2015 due to increased rental sales of Pioneer branded dewatering equipment.

Net Sales-Fueling Systems
Fueling Systems sales were about 23 percent of consolidated sales at $49.6 million in the first quarter of 2016, an increase of $3.1 million or about 7 percent versus the first quarter 2015 sales of $46.5 million. Fueling Systems sales were decreased by $0.5 million or 1 percent in the quarter due to foreign currency translation. Fueling Systems sales growth, excluding foreign currency translation, was about 8 percent. Fueling Systems sales in the U.S. and Canada grew by about 8 percent during the quarter with most of the sales growth coming from pump and fuel management systems. Fueling Systems revenues in Asia Pacific grew by about 30 percent due to higher pumping systems sales in India. These sales increases were partially offset by lower sales in Europe due to continued weakness in tank sales for North Sea oil production.

Cost of Sales
Cost of sales as a percentage of net sales for the first quarters of 2016 and 2015 was 66.0 percent and 68.3 percent, respectively. Correspondingly, the gross profit margin increased to 34.0 percent from 31.7 percent, a 230 basis point improvement. The Company’s consolidated gross profit was $74.2 million for the first quarter of 2016, an increase of $2.7 million, or about 4 percent, from the first quarter of 2015 gross profit of $71.5 million. The gross profit margin increase was primarily due to reduced raw material costs, pricing and lower fixed costs.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $52.3 million in the first quarter of 2016 compared to $55.2 million in the first quarter of the prior year, a decrease of $2.9 million or about 5 percent. The Company’s SG&A expenses decreased by $2.5 million in the quarter due to foreign currency translation.

Restructuring Expenses
Restructuring expenses for the first quarter of 2016 were $0.8 million resulting in a $0.01 impact on diluted earnings per share. Restructuring expenses were split $0.4 million across both segments, Water and Fueling, and included asset write-offs, severance expenses and other miscellaneous manufacturing realignment activities. Restructuring expenses for the first quarter of 2015 were $0.5 million resulting in a $0.01 impact on diluted earnings per share. Restructuring expenses were primarily for the European manufacturing realignment and include severance expenses and other miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $21.1 million in the first quarter of 2016, up $5.2 million or about 33 percent from $15.9 million in the first quarter of 2015.

	Operating income (loss)
(In millions)	Q1 2016	Q1 2015	2016 v 2015
Water Systems	$24.2	$19.4	$4.8
Fueling Systems	10.2	9.6	0.6
Other	(13.3)	(13.1)	(0.2)
Consolidated	$21.1	$15.9	$5.2

There were specific items in the first quarters of 2016 and 2015 that impacted operating income that were not operational in nature.  In the first quarter of 2016, there were two such items: $0.8 million of restructuring charges and $0.3 million for retired executive pension costs. In the first quarter of 2015, there were two such items: $0.5 million of restructuring charges and $0.3 million for retired executive pension costs.

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

Operating Income (Loss) and Margins
Before and After Non-GAAP Adjustments
(In millions)	For the First Quarter 2016
	Water	Fueling	Other	Consolidated
Reported Operating Income (Loss)	$24.2	$10.2	$(13.3)	$21.1
% Operating Income To Net Sales	14.3%	20.6%		9.7%

Non-GAAP Adjustments:
Restructuring	$0.4	$0.4	$—	$0.8
Non-GAAP	$—	$—	$0.3	$0.3
Operating Income (Loss) after Non-GAAP Adjustments	$24.6	$10.6	$(13.0)	$22.2
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	14.6%	21.4%		10.2%

	For the First Quarter 2015
	Water	Fueling	Other	Consolidated
Reported Operating Income (Loss)	$19.4	$9.6	$(13.1)	$15.9
% Operating Income To Net Sales	10.8%	20.6%		7.0%

Non-GAAP Adjustments:
Restructuring	$0.3	$0.2	$—	$0.5
Non-GAAP	$—	$—	$0.3	$0.3
Operating Income (Loss) after Non-GAAP Adjustments	$19.7	$9.8	$(12.8)	$16.7
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	11.0%	21.1%		7.4%

Operating Income-Water Systems
Water Systems operating income, after non-GAAP adjustments, was $24.6 million in the first quarter 2016, up $4.9 million versus the first quarter 2015. The first quarter 2016 operating income margin after non-GAAP adjustments was 14.6 percent, up 360 basis points from 11.0 percent in the first quarter of 2015. Operating income after non-GAAP adjustments increased in Water Systems primarily due to lower input costs, primarily reduced raw material costs, pricing and lower fixed costs.

Operating Income-Fueling Systems
Fueling Systems operating income after non-GAAP adjustments was $10.6 million in the first quarter of 2016 compared to $9.8 million after non-GAAP adjustments in the first quarter of 2015, an increase of about 8 percent. The first quarter 2016 Fueling Systems operating income margin after non-GAAP adjustments was 21.4 percent, an increase of 30 basis points from the 21.1 percent of net sales in the first quarter of 2015. The increase was driven by leveraging fixed costs on higher sales.

Operating Loss-Other
Operating loss-other is composed primarily of unallocated general and administrative expenses.

Interest Expense
Interest expense for the first quarters of 2016 and 2015 was $2.4 million and $2.7 million, respectively.

Other Income or Expense
Other income or expense was less than $(0.1) million dollars in the first quarter of 2016 and income of $3.0 million in the first quarter of 2015. Included in other income in the first quarter of 2016 was interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities. Included in other income in the first quarter of 2015 was interest income of $0.2 million, primarily derived from the investment of cash balances in short-term securities. The Company also realized a gain on the redeemable non-controlling interest liability in the first quarter of 2015 of about $2.7 million.

Foreign Exchange
Foreign currency-based transactions produced a loss of $0.1 million for the first quarter of 2016. Foreign currency-based transactions produced a gain of $0.4 million for the first quarter of 2015, primarily due to the euro.

Income Taxes
The provision for (benefit from) income taxes in the first quarters of 2016 and 2015 was $5.0 million and $(3.4) million, respectively. The effective tax rate for the first quarter of 2016 was about 27 percent and, before the impact of discrete events, was about 26 percent. The effective tax rate for the first quarter of 2015 was about negative 20 percent and, before the impact of discrete events, was about 27 percent. Discrete adjustments during the first quarter of 2015 were the reversal of a deferred tax liability created in 2012 when the Company acquired the controlling interest in the Pioneer subsidiary and realized a gain on the then equity investment in Pioneer. This first quarter tax benefit of about $4.8 million was treated as a non-GAAP adjustment. The gain was treated as a non-GAAP adjustment in 2012 and, as such, the Company is consistently treating the reversal of the tax liability related to that gain as a non-GAAP adjustment and reduced reported Earnings per Share in the first quarter of 2015 by $0.10 cents. The Company also realized a gain on the redeemable non-controlling interest liability in the first quarter of 2015 of about $2.7 million which is included in ‘Other income’. This purchase transaction also resulted in other tax benefits of about $2.5 million, which were expensed through the Company’s earnings in prior years as well as a current period benefit of about $1.0 million related to the 2015 gain. The tax rate as a percentage of pre-tax earnings for the full year of 2016 is projected to be about 26 percent, flat to the first quarter of 2016 tax rate, before discrete adjustments. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its domestic operations, current cash on hand, and available credit.

Net Income
Net income for the first quarter of 2016 was $13.6 million compared to the prior year first quarter net income of $20.0 million.  Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2016 was $13.5 million, or $0.28 per diluted share, compared to the prior year first quarter net income attributable to Franklin Electric Co., Inc. of $19.8 million or $0.41 per diluted share. Earnings after non-GAAP adjustments for the first quarter of 2016 were $13.6 million, or $0.29 per diluted share, compared to the prior year first quarter earnings after non-GAAP adjustments of $15.2 million or $0.32 per diluted share.

There were specific items in the first quarters of 2016 and 2015 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the First Quarter Ended
(In millions)	2016	2015	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$13.5	$19.8	(32)%
Allocated Undistributed Earnings	$(0.6)	$(0.3)
Adjusted Earnings for EPS Calculations	$12.9	$19.5	(34)%
Non-GAAP adjustments, before tax:
Restructuring	$0.8	$0.5
Non-GAAP items	$0.3	$0.3
Pioneer tax benefits on equity gain	$—	$(4.8)

Non-GAAP adjustments, net of tax:
Restructuring	$0.5	$0.3
Non-GAAP items	$0.2	$0.2
Pioneer tax benefits on equity gain	$—	$(4.8)
Net Income attributable to Franklin Electric Co., Inc. after Non-GAAP Adjustments (Adjusted Net Income)	$13.6	$15.2	(11)%

Earnings Per Share Before and After Non-GAAP Adjustments	For the First Quarter Ended
(In millions, except per share data)	2016	2015	Change
Average Fully Diluted Shares Outstanding	46.4	48.1	(4)%

Fully Diluted Earnings Per Share ("EPS") Reported	$0.28	$0.41	(32)%

Restructuring per Share, net of tax	$0.01	$0.01
Non-GAAP items, net of tax	$—	$—
Pioneer tax benefits on equity gain	$—	$(0.10)

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.29	$0.32	(9)%

CAPITAL RESOURCES AND LIQUIDITY

Overview
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreement, and long-term debt funds available.
On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life (the "New York Life Agreement") for $150.0 million maximum aggregate principal borrowing capacity and the Company authorized the issuance of $75.0 million of floating rate senior notes due May 27, 2025. These senior notes have a floating interest rate of one-month USD LIBOR plus a spread of 1.35 percent with interest-only payments due on a monthly basis. As of April 2, 2016, there was $75.0 million remaining borrowing capacity under the New York Life Agreement.
On December 31, 2012, the Company, Allen County, Indiana and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project)." The aggregate principal amount of the Project Bonds that were issued and authenticated was limited to $25.0 million. The Company then borrowed the proceeds under the Project

Bonds through the issuance of Project Notes to finance the cost of acquisition, construction, installation and equipping of the new Global Corporate Headquarters and Engineering Center. These Project Notes (tax increment financing debt) bear interest at 3.6 percent per annum. Interest and principal balance of the Project Notes are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10, 2033. On May 5, 2015, the Company entered into Amendment No. 1 to the Bond Purchase and Loan Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees.
On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and had at issuance an average life of 10 years with a final maturity in 2019.  On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million.  On December 14, 2011, the Company entered into Amendment No. 4 to the Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Credit Agreement. On December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to extend the effective date to December 31, 2015. On May 5, 2015, the Company entered into Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to increase the total borrowing capacity from $200.0 million to $250.0 million. As of April 2, 2016, the Company has $100.0 million borrowing capacity available under the Prudential Agreement.  Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity.
On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). On December 14, 2011, the Company executed the Second Amended and Restated Credit Agreement, which extended the maturity of the Credit Agreement to December 14, 2016, and increased the commitment amount to $150.0 million. On May 5, 2015, the Company entered into Amendment No. 3 to the Credit Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. As of April 2, 2016, the Company had $133.3 million borrowing capacity under the Credit Agreement as $5.2 million in letters of commercial and standby letters of credit were outstanding and undrawn and $11.5 million of revolver borrowing was drawn and outstanding as of the end of the quarter.
The New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement contain customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws, and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales, and transfers of assets. The covenants also include financial requirements, including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. As of April 2, 2016, the Company was in compliance with all financial covenants. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
At April 2, 2016, the Company had $74.6 million of cash on hand at various locations worldwide. Approximately 19 percent of the cash on hand was in the U.S. and readily accessible. Approximately 48 percent was in Europe, and the remaining 33 percent was in Mexico, Asia Pacific, and other locations combined. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Global cash balances are invested according to a written policy, and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority.
Operating Activities
Net cash used by operating activities was $0.4 million for the first quarter ended April 2, 2016 compared to $21.8 million for the first quarter ended April 4, 2015. The decrease in cash used in operations in the first quarter of 2016 in comparison to the first quarter of 2015 was largely attributable to greater uses of cash during the first quarter of 2015 to pay down higher year-end

2014 accounts payable balances resulting from timing of inventory receipts and higher inventory levels as of the end of 2014. In addition, during the first quarter of 2015, the mandatory share purchase liability of $22.9 million for PPH was settled, resulting in a non-cash gain and reversal of certain deferred tax liabilities, also non-cash, both of which were adjustments to net income.

Investing Activities
Net cash used in investing activities was $11.0 million for the first quarter ended April 2, 2016 compared to $7.8 million for the first quarter ended April 4, 2015. This increase was primarily attributable to an increase in capital expenditures including the purchase of a building during the first quarter of 2016.

Financing Activities
Net cash provided by financing activities was $3.6 million for the first quarter ended April 2, 2016 compared to $43.4 million for the first quarter ended April 4, 2015. During the first quarter of 2015 cash provided from financing activities was higher primarily due to increased borrowings to fund operating requirements and the $20.2 million payment for the purchase of the remaining outstanding shares of Pioneer Pump.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016, and in Exhibit 99.1 thereto. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the first quarter ended April 2, 2016. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as set forth in the Company’s annual report on Form 10-K for the fiscal year ended January 2, 2016. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 144,600 shares for approximately $3.8 million under the plan during the first quarter of 2016. The maximum number of shares that may still be purchased under this plan as of April 2, 2016 is 2,156,362.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Repurchased
January 3 - February 6	125,000	$26.07	125,000	2,175,962
February 7 - March 5	19,600	$28.83	19,600	2,156,362
March 6 - April 2	—	$—	—	2,156,362
Total	144,600	$26.44	144,600	2,156,362

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 30.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: May 10, 2016	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED APRIL 2, 2016

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