Form 10-Q
period 2016-07-02
FRANKLIN ELECTRIC CO INC
filed 2016-08-02
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 25, 2016
$.10 par value	46,214,027 shares

FRANKLIN ELECTRIC CO., INC.
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Condensed Consolidated Financial Statements	4
	Condensed Consolidated Statements of Income for the Second Quarters and Six Months Ended July 2, 2016 and July 4, 2015 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income/(Loss) for the Second Quarters and Six Months Ended July 2, 2016 and July 4, 2015 (Unaudited)	5
	Condensed Consolidated Balance Sheets as of July 2, 2016 and January 2, 2016 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 2, 2016 and July 4, 2015 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	34

Signatures		35

Exhibit Index		36

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Net sales	$252,081	$247,427	$470,511	$473,155
Cost of sales	161,403	167,219	305,597	321,457
Gross profit	90,678	80,208	164,914	151,698
Selling, general, and administrative expenses	57,954	56,278	110,299	111,438
Restructuring expense	45	758	865	1,221
Operating income	32,679	23,172	53,750	39,039
Interest expense	(2,221)	(2,405)	(4,648)	(5,113)
Other income, net	1,373	1,390	1,341	4,409
Foreign exchange income/(expense)	315	(359)	238	57
Income before income taxes	32,146	21,798	50,681	38,392
Income tax expense	7,959	5,360	12,914	1,978
Net income	$24,187	$16,438	$37,767	$36,414
Less: Net income attributable to noncontrolling interests	(205)	(274)	(328)	(455)
Net income attributable to Franklin Electric Co., Inc.	$23,982	$16,164	$37,439	$35,959
Income per share:
Basic	$0.51	$0.33	$0.79	$0.74
Diluted	$0.50	$0.33	$0.78	$0.74
Dividends per common share	$0.1000	$0.0975	$0.1975	$0.1875

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Net income	$24,187	$16,438	$37,767	$36,414
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	908	(313)	13,933	(28,195)
Employee benefit plan activity	743	988	1,485	1,975
Other comprehensive income/(loss)	1,651	675	15,418	(26,220)
Income tax expense related to items of other comprehensive income/(loss)	(266)	(334)	(532)	(667)
Other comprehensive income/(loss), net of tax	1,385	341	14,886	(26,887)
Comprehensive income	25,572	16,779	52,653	9,527
Less: Comprehensive income attributable to noncontrolling interests	154	224	362	54
Comprehensive income attributable to Franklin Electric Co., Inc.	$25,418	$16,555	$52,291	$9,473

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	July 2, 2016	January 2, 2016

ASSETS
Current assets:
Cash and cash equivalents	$71,582	$81,561
Receivables, less allowances of $3,900 and $3,801, respectively	161,972	127,251
Inventories:
Raw material	85,986	82,223
Work-in-process	17,682	18,384
Finished goods	106,974	93,987
Total inventories	210,642	194,594
Other current assets	29,531	34,715
Total current assets	473,727	438,121

Property, plant, and equipment, at cost:
Land and buildings	116,434	117,753
Machinery and equipment	239,907	233,834
Furniture and fixtures	39,683	39,639
Other	30,334	19,845
Property, plant, and equipment, gross	426,358	411,071
Less: Allowance for depreciation	(230,442)	(221,032)
Property, plant, and equipment, net	195,916	190,039
Asset held for sale	1,987	1,613
Deferred income taxes	4,839	3,461
Intangible assets, net	140,850	141,357
Goodwill	201,365	199,847
Other assets	22,279	21,673
Total assets	$1,040,963	$996,111

	July 2, 2016	January 2, 2016

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$56,983	$57,822
Accrued expenses and other current liabilities	58,686	52,109
Income taxes	2,950	1,794
Current maturities of long-term debt and short-term borrowings	55,673	32,946
Total current liabilities	174,292	144,671
Long-term debt	157,203	187,806
Deferred income taxes	39,289	33,404
Employee benefit plans	42,337	47,398
Other long-term liabilities	18,660	16,511

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	7,617	6,856

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,209 and 46,219, respectively)	4,621	4,622
Additional capital	221,221	216,472
Retained earnings	521,008	498,214
Accumulated other comprehensive loss	(146,756)	(161,608)
Total shareowners' equity	600,094	557,700
Noncontrolling interest	1,471	1,765
Total equity	601,565	559,465
Total liabilities and equity	$1,040,963	$996,111

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015

Cash flows from operating activities:
Net income	$37,767	$36,414
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17,633	18,044
Share-based compensation	4,155	3,457
Deferred income taxes	2,961	(6,111)
Loss on disposals of plant and equipment	1,681	202
Realized gain on share purchase liability	—	(2,723)
Foreign exchange income	(238)	(57)
Excess tax from share-based payment arrangements	—	(811)
Changes in assets and liabilities, net of acquisitions
Receivables	(31,221)	(16,655)
Inventory	(10,982)	(6,355)
Accounts payable and accrued expenses	3,091	(15,110)
Income taxes	2,502	3,874
Employee benefit plans	(3,910)	(3,137)
Other, net	5,872	(4,000)
Net cash flows from operating activities	29,311	7,032
Cash flows from investing activities:
Additions to property, plant, and equipment	(19,490)	(9,758)
Proceeds from sale of property, plant, and equipment	2,166	402
Cash paid for acquisitions, net of cash acquired	—	(3,761)
Additional consideration for prior acquisition, net	—	(267)
Other, net	178	174
Net cash flows from investing activities	(17,146)	(13,210)
Cash flows from financing activities:
Proceeds from issuance of debt	62,052	181,967
Repayment of debt	(69,903)	(134,190)
Proceeds from issuance of common stock	610	1,240
Excess tax from share-based payment arrangements	—	811
Purchases of common stock	(4,736)	(6,218)
Dividends paid	(9,821)	(9,783)
Share purchase liability payment	—	(20,200)
Net cash flows from financing activities	(21,798)	13,627
Effect of exchange rate changes on cash	(346)	(3,556)
Net change in cash and equivalents	(9,979)	3,893
Cash and equivalents at beginning of period	81,561	59,141
Cash and equivalents at end of period	$71,582	$63,034

	Six Months Ended
	July 2, 2016	July 4, 2015
Cash paid for income taxes, net of refunds	$9,400	$8,074
Cash paid for interest	$4,944	$5,401

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$321	$569
Payable to seller of Bombas Leao	$24	$24

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of January 2, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of July 2, 2016, and for the second quarters and six months ended July 2, 2016 and July 4, 2015 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the second quarter and six months ended July 2, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2016.

2. ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard simplifies several aspects of the accounting for employee share-based payment transactions including the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted.

The Company early adopted ASU 2016-09 during the second quarter ended July 2, 2016. The primary impact of adoption was the recognition of excess tax benefits or deficiencies in the provision for income taxes rather than paid-in capital for all periods in fiscal year 2016. The Company has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur.

Under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flows from operations, rather than as cash flows from financing activities. The Company elected to apply the cash flow presentation requirements prospectively.

The standard also clarifies that cash flows related to employee taxes paid by withheld shares should be classified as a financing activity. This provision had no impact to the Company, because these cash flows have historically been presented as financing activities.

Early adoption of the standard requires reflected adjustments as of January 3, 2016, the beginning of the annual period that includes the interim period of adoption. As such, previously reported first quarter 2016 results were impacted as follows:

(In thousands, except per share amounts)	First Quarter Ended April 2, 2016
	As previously reported	Adjustment	As adjusted
Income statements:
Income tax expense	$4,955	$12	$4,967
Net income attributable to Franklin Electric Co., Inc.	$13,457	$(12)	$13,445

Basic earnings per share	$0.28	$—	$0.28
Diluted earnings per share	$0.28	$—	$0.28

Diluted weighted average shares outstanding	46,445	60	46,505

Cash flow statements:
Net cash from operating activities	$(437)	$53	$(384)
Net cash from financing activities	$3,572	$(53)	$3,519

Balance sheets:
Additional capital	$219,400	$12	$219,412
Retained earnings	$502,512	$(12)	$502,500

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt these standards. The Company is still in the process of analyzing the effect of these new standards, including the transition method, to determine the impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of July 2, 2016 and January 2, 2016, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	July 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2.5	$2.5	$—	$—

	January 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.9	$3.9	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

Total debt, including current maturities, have carrying amounts of $212.9 million and $220.7 million and estimated fair values of $218 million and $225 million as of July 2, 2016 and January 2, 2016, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

As of July 2, 2016 and January 2, 2016, the Company also had $2.0 million and $1.6 million of assets held for sale, respectively, recorded at carrying value in the Water Systems segment relating to an idle facility in Brazil.

4. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements ("the swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. As of July 2, 2016, the swap had a notional value based on 205,000 shares. For the second quarter and six months ended July 2, 2016, the swap resulted in gains of $0.3 million and $1.1 million, respectively. For the second quarter and six months ended July 4, 2015, the swap resulted in losses of $0.9 million and $1.0 million, respectively. Gains and losses on the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

5. OTHER ASSETS
The Company has equity interests in various companies for various strategic purposes. The investments are accounted for under the equity method and are included in “Other assets” on the Company’s condensed consolidated balance sheets. The carrying amount of the investments is adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments are not considered material to the Company’s financial position, neither individually nor in the aggregate. The Company’s proportionate share of earnings from its equity interests, included in the "Other income, net" line of the Company's condensed consolidated statements of income, were immaterial for the second quarters and six months ended July 2, 2016 and July 4, 2015.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	July 2, 2016		January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.5	$(6.3)	$7.4	$(6.2)
Technology	7.5	(5.1)	7.5	(4.8)
Customer relationships	135.4	(46.6)	132.6	(42.3)
Software	2.5	(1.8)	2.5	(1.7)
Other	0.3	(0.3)	1.0	(1.0)
Total	$153.2	$(60.1)	$151.0	$(56.0)
Unamortized intangibles:
Trade names	47.8	—	46.4	—
Total intangibles	$201.0	$(60.1)	$197.4	$(56.0)

Amortization expense related to intangible assets for the second quarters ended July 2, 2016 and July 4, 2015 was $2.1 million and $2.2 million, respectively and $4.1 million and $4.4 million for the six months ended July 2, 2016 and July 4, 2015, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2016	2017	2018	2019	2020
	$8.6	$8.5	$8.5	$8.3	$8.2

The change in the carrying amount of goodwill by reporting segment for the six months ended July 2, 2016, is as follows:

(In millions)
	Water Systems	Fueling Systems	Consolidated
Balance as of January 2, 2016	$136.8	$63.0	$199.8
Foreign currency translation	1.9	(0.3)	1.6
Balance as of July 2, 2016	$138.7	$62.7	$201.4

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of July 2, 2016, the Company maintained two domestic pension plans and three German pension plans. The Company used a January 2, 2016 measurement date for these plans. One of the Company's domestic pension plans covers two management employees (one active employee and one former employee), while the other domestic plan covers all other eligible employees. The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the second quarters and six months ended July 2, 2016 and July 4, 2015:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$0.3	$0.3	$0.5	$0.6
Interest cost	1.6	1.8	3.1	3.6
Expected return on assets	(2.4)	(2.5)	(4.7)	(5.0)
Amortization of loss	0.7	0.8	1.3	1.6
Net periodic benefit cost	$0.2	$0.4	$0.2	$0.8
Settlement cost	0.3	0.3	0.6	0.6
Total net periodic benefit cost	$0.5	$0.7	$0.8	$1.4

In the six months ended July 2, 2016, the Company made contributions of $1.1 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2016 will be finalized by September 15, 2016, based upon the plans' year-end valuation at January 2, 2016, and the funding level required for the plans' year ended January 2, 2016.

The following table sets forth the aggregated net periodic benefit cost for the postretirement benefit plan for the second quarters and six months ended July 2, 2016 and July 4, 2015, respectively:

(In millions)	Other Benefits
	Second Quarter Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.2	0.2
Expected return on assets	—	—	—	—
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of loss	—	0.1	—	0.2
Net periodic benefit cost	$0.2	$0.3	$0.4	$0.6
Settlement cost	—	—	—	—
Total net periodic benefit cost	$0.2	$0.3	$0.4	$0.6

8. INCOME TAXES
The Company’s effective tax rate for the six month period ended July 2, 2016 was 25.5 percent as compared to 5.2 percent for the six month period ended July 4, 2015.

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

In addition during the three month period ended April 4, 2015, the Company settled the liability for the noncontrolling interest of a subsidiary during the first quarter. This transaction created additional accretive benefits for the Company from the reversal of a deferred tax liability created in 2012 when the Company acquired the controlling interest, and realized a gain on the then equity investment in, such subsidiary. The Company also realized a gain on the mandatorily redeemable noncontrolling interest liability.

9. DEBT
Debt consisted of the following:

(In millions)	July 2, 2016	January 2, 2016
Prudential Agreement	$90.0	$120.0
Tax increment financing debt	22.3	22.8
New York Life	75.0	75.0
Revolver	22.0	—
Capital leases	0.1	0.1
Foreign subsidiary debt	3.8	3.1
Less: unamortized debt issuance costs	(0.3)	(0.3)
	$212.9	$220.7
Less: current maturities	(55.7)	(32.9)
Long-term debt	$157.2	$187.8

During the six months and second quarter ended July 2, 2016, a portion of the Revolver borrowing was used for seasonal working capital needs.

Debt outstanding, excluding unamortized debt issuance costs, at July 2, 2016 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$213.1	$55.7	$31.1	$31.2	$1.3	$1.2	$92.6
Capital leases	0.1	—	0.1	—	—	—	—
	$213.2	$55.7	$31.2	$31.2	$1.3	$1.2	$92.6

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

The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$24.0	$16.2	$37.4	$36.0
Less: Undistributed earnings allocated to participating securities	0.2	0.1	0.3	0.3
Less: Undistributed earnings allocated to redeemable noncontrolling interest	0.3	0.1	0.8	0.2
	$23.5	$16.0	$36.3	$35.5
Denominator:
Basic
Weighted average common shares	46.2	47.6	46.2	47.6
Diluted
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.5	0.5	0.4	0.5
Adjusted weighted average common shares	46.7	48.1	46.6	48.1
Basic earnings per share	$0.51	$0.33	$0.79	$0.74
Diluted earnings per share	$0.50	$0.33	$0.78	$0.74
Anti-dilutive stock options	0.5	0.3	0.7	0.3

11. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the six months ended July 2, 2016:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of January 2, 2016	$4,622	$216,472	$498,214	$(51,558)	$(110,050)	$1,765	$559,465	$6,856
Net income			37,439			345	37,784	(17)
Adjustment to Impo redemption value			(778)				(778)	778
Dividends on common stock			(9,148)				(9,148)
Common stock issued	3	607					610
Common stock repurchased	(17)		(4,719)				(4,736)
Share-based compensation	13	4,142					4,155
Noncontrolling dividend						(673)	(673)
Currency translation adjustment					13,899	34	13,933	—
Pension liability, net of tax				953			953
Balance as of July 2, 2016	$4,621	$221,221	$521,008	$(50,605)	$(96,151)	$1,471	$601,565	$7,617

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the six months ended July 2, 2016 and July 4, 2015, are summarized below:

(In millions)
For the six months ended July 2, 2016:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Total
Balance as of January 2, 2016	$(110.1)	$(51.5)		$(161.6)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	14.0	—		14.0
Income tax (expense)/benefit	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	14.0	—		14.0
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income/(loss)	—	1.5	(1)	1.5
Income tax (expense)/benefit	—	(0.6)		(0.6)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	0.9		0.9
Net current period other comprehensive income/(loss), net of income taxes	14.0	0.9		14.9
Less: Other comprehensive income/(loss) attributable to noncontrolling interests	0.1	—		0.1
Balance as of July 2, 2016	$(96.2)	$(50.6)		$(146.8)

For the six months ended July 4, 2015:
Balance as of January 3, 2015	$(51.8)	$(56.1)		$(107.9)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(28.2)	—		(28.2)
Income tax (expense)/benefit	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(28.2)	—		(28.2)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income/(loss)	—	2.0	(1)	2.0
Income tax (expense)/benefit	—	(0.7)		(0.7)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	1.3		1.3
Net current period other comprehensive income/(loss), net of income taxes	(28.2)	1.3		(26.9)
Less: Other comprehensive income/(loss) attributable to noncontrolling interests	(0.4)	—		(0.4)
Balance as of July 4, 2015	$(79.6)	$(54.8)		$(134.4)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income.

13. SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

	Second Quarter Ended		Six Months Ended
(In millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	Net sales to external customers
Water Systems	$194.6	$191.6	$363.4	$370.9
Fueling Systems	57.5	55.8	107.1	102.3
Other	—	—	—	—
Consolidated	$252.1	$247.4	$470.5	$473.2

	Second Quarter Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	Operating income/(loss)
Water Systems	$31.5	$24.3	$55.6	$43.7
Fueling Systems	15.5	12.4	25.8	22.0
Other	(14.3)	(13.5)	(27.6)	(26.7)
Consolidated	$32.7	$23.2	$53.8	$39.0

	July 2, 2016	January 2, 2016
	Total assets
Water Systems	$715.7	$677.6
Fueling Systems	247.0	248.5
Other	78.3	70.0
Consolidated	$1,041.0	$996.1

Property, plant, and equipment is the major asset group in "Other" of total assets as of July 2, 2016 and January 2, 2016.

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

At July 2, 2016, the Company had $17.5 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

The Company provides warranties on most of its products. The warranty terms vary but are generally two to five years from date of manufacture or one to five years from date of installation. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. The Company actively studies trends of warranty claims and takes actions to improve product quality and minimize warranty claims. The Company believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the six months ended July 2, 2016, are as follows:

(In millions)
Balance as of January 2, 2016	$9.3
Accruals related to product warranties	3.3
Reductions for payments made	(3.6)
Balance as of July 2, 2016	$9.0

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the six months ended July 2, 2016 and July 4, 2015 are as follows:

	July 2, 2016	July 4, 2015
Risk-free interest rate	1.21%	1.59%
Dividend yield	1.32%	0.95%
Volatility factor	0.377	0.379
Expected term	5.5 years	5.5 years
Forfeiture rate	3.77%	3.67%

There were no stock options granted during the second quarters ended July 2, 2016 or July 4, 2015.

A summary of the Company’s outstanding stock option activity and related information for the six months ended July 2, 2016 and July 4, 2015 is as follows:

(Shares in thousands)	July 2, 2016		July 4, 2015
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,472	$23.26	1,397	$21.17
Granted	265	29.08	185	36.67
Exercised	(36)	16.92	(70)	17.63
Forfeited	(2)	37.75	(2)	34.93
Outstanding at end of period	1,699	$24.29	1,510	$23.22
Expected to vest after applying forfeiture rate	1,668	$24.14	1,488	$23.02
Vested and exercisable at end of period	1,214	$20.83	1,144	$19.13

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of July 2, 2016 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.57 years	$17,091
Expected to vest after applying forfeiture rate	5.50 years	$17,005
Vested and exercisable at end of period	4.21 years	$15,923

The total intrinsic value of options exercised during the six months ended July 2, 2016 and July 4, 2015 was $0.5 million and $1.3 million, respectively.

As of July 2, 2016, there was $2.2 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan and the 2009 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.55 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the six months ended July 2, 2016 and July 4, 2015 is as follows:

(Shares in thousands)	July 2, 2016		July 4, 2015
Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	510	$34.43	554	$32.72
Awarded	166	29.16	132	36.67
Vested	(142)	28.08	(167)	30.52
Forfeited	(21)	34.74	(9)	32.31
Non-vested at end of period	513	$34.47	510	$34.40

As of July 2, 2016, there was $10.7 million of total unrecognized compensation cost related to non-vested stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.44 years.

16. RESTRUCTURING
On July 1, 2014, the Company announced a plan to close its Wittlich, Germany manufacturing facility. As part of this action, the Company is transferring the existing Wittlich manufacturing activity to its Brno, Czech Republic facility. The Company will maintain its European Water Systems headquarters and distribution center in Wittlich, only the manufacturing operations are relocating. The realignment began in the third quarter of 2014 and is estimated to conclude by the end of 2016. Charges for the realignment are expected to be approximately $19.4 million and will include severance expenses, professional service fees, asset write-offs, and temporarily leased facilities costs.

Costs incurred in the second quarter and six months ended July 2, 2016, included in the “Restructuring expense” line of the Company's condensed consolidated statements of income, are as follows:

	Second Quarter Ended
	July 2, 2016
(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$(0.1)	$—	$—	$(0.1)
Equipment relocation	—	0.1	—	0.1
Asset write-off	—	(0.1)	—	(0.1)
Other	0.1	—	—	0.1
Total	$—	$—	$—	$—

	Six Months Ended
	July 2, 2016
(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$—	$—	$—	$—
Equipment relocation	—	0.1	—	0.1
Asset write-off	—	0.4	—	0.4
Other	0.4	—	—	0.4
Total	$0.4	$0.5	$—	$0.9

Restructuring expenses for the second quarter and six months ended July 4, 2015 were approximately $0.8 million and $1.2 million, primarily for the Water Systems realignment.

As of July 2, 2016, there were no restructuring reserves. As of July 4, 2015, there were $4.3 million of restructuring reserves. The restructuring reserves were primarily for severance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2016 vs. Second Quarter 2015

OVERVIEW

Sales and earnings in the second quarter of 2016 increased from the second quarter last year.  The sales increase was primarily due to price and volume increases exceeding the negative impact of foreign currency translation. The Company's consolidated gross profit was $90.7 million for the second quarter of 2016, an increase of $10.5 million or about 13 percent from the prior year’s second quarter.

RESULTS OF OPERATIONS

Net Sales
Net sales in the second quarter of 2016 were $252.1 million, an increase of $4.7 million or about 2 percent compared to 2015 second quarter sales of $247.4 million.  Sales revenue decreased by $7.5 million or about 3 percent in the second quarter of 2016 due to foreign currency translation. The sales change in the second quarter of 2016, excluding foreign currency translation, was an increase of $12.2 million or about 5 percent.

	Net Sales
(In millions)	Q2 2016	Q2 2015	2016 v 2015
Water Systems	$194.6	$191.6	$3.0
Fueling Systems	57.5	55.8	1.7
Consolidated	$252.1	$247.4	$4.7

Net Sales-Water Systems
Water Systems sales were $194.6 million in the second quarter 2016, an increase of $3.0 million or about 2 percent versus the second quarter 2015 sales of $191.6 million. Water Systems sales were reduced by $7.2 million or about 4 percent in the quarter due to foreign currency translation. Excluding foreign currency translation, Water Systems sales were up about 6 percent compared to the second quarter 2015.

Water Systems sales in the U.S. and Canada represented 38 percent of consolidated sales and increased by about 6 percent compared to the prior year. Water Systems sales in the U.S and Canada were reduced by $0.7 million or about 1 percent in the quarter due to foreign currency translation. Water Systems sales in the U.S. and Canada were up about 7 percent compared to the prior year second quarter, excluding the impact of foreign currency. In the second quarter 2016, sales of groundwater pumping equipment grew by about 9 percent. The growth in groundwater equipment sales was led by a 13 percent increase in agricultural products and an 8 percent increase in residential systems.

Water Systems sales in Latin America were about 13 percent of consolidated sales for the second quarter and grew by about 1 percent compared to the second quarter of the prior year. Water Systems sales were reduced by $3.9 million or about 12 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, Latin American sales increased by about 13 percent compared to the second quarter 2015. Water Systems sales growth in Latin American was led by improved sales in Brazil. Business in Brazil recovered from a soft first quarter, delivering 14 percent organic growth, more than offsetting lower sales in Mexico and Argentina.

Water Systems sales in the Middle East and Africa were about 10 percent of consolidated sales and decreased by about 18 percent compared to the second quarter 2015. Water Systems sales were reduced by about 9 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, sales decreased by about 9 percent compared to the second quarter 2015. The decline was due to generally weak demand in the Gulf region due to reduced investment by the public sector and weak end-market demand in Turkey.

Water Systems sales in the Asia Pacific region were 9 percent of consolidated sales and were up about 14 percent compared to the second quarter prior year. Asia Pacific sales were reduced by about 1 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, Asia Pacific sales increased by about 15 percent compared to the second quarter 2015. The Asia Pacific sales growth was due to generally favorable weather conditions in Southeast Asia and strong performance in Australia.

Water Systems sales in Europe were about 7 percent of consolidated sales and increased by about 2 percent compared to the second quarter of the prior year. The impact of foreign currency translation increased sales by about 2 percent compared to the second quarter 2015. Excluding the impact of foreign currency translation, European sales were flat.

Net Sales-Fueling Systems
Fueling Systems sales represented 23 percent of consolidated sales and were $57.5 million in the second quarter 2016, an increase of $1.7 million or about 3 percent versus the second quarter 2015 sales of $55.8 million. Fueling Systems sales decreased by $0.3 million or about 1 percent in the quarter due to foreign currency translation. Fueling Systems sales increased by $2.0 million or about 4 percent after excluding foreign currency translation.

Fueling Systems sales in the U.S. and Canada grew by about 6 percent during the quarter with most of the sales growth coming from fuel management systems. Internationally, Fueling Systems revenues were down overall with Asia Pacific sales growth being more than offset by lower sales in Europe and Latin America.

Cost of Sales
Cost of sales as a percent of net sales for the second quarter of 2016 and 2015 was 64.0 percent and 67.6 percent, respectively. Correspondingly, the gross profit margin increased to 36.0 percent from 32.4 percent, a 360 basis point improvement. The gross profit margin increase was due to favorable pricing, lower direct material costs, a better sales mix and lower fixed costs. The Company’s consolidated gross profit was $90.7 million for the second quarter of 2016, an increase of $10.5 million, or about 13 percent, from the second quarter of 2015 gross profit of $80.2 million.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $58.0 million in the second quarter of 2016 compared to $56.3 million in the second quarter of prior year, an increase of $1.7 million or about 3 percent. The Company’s SG&A expenses increased by $2.5 million in the quarter due to higher variable compensation expenses, which were partially offset by lower fixed cost from the effect of foreign currency translation of about $1.4 million.

Restructuring Expenses
There were minimal net restructuring expenses for the second quarter of 2016. Restructuring expenses for the second quarter of 2015 were $0.8 million and had a $0.01 impact on diluted earnings per share and were related to severance expenses and other miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $32.7 million in the second quarter of 2016, up $9.5 million or about 41 percent from $23.2 million in the second quarter of 2015.

	Operating income (loss)
(In millions)	Q2 2016	Q2 2015	2016 v 2015
Water Systems	$31.5	$24.3	$7.2
Fueling Systems	15.5	12.4	3.1
Other	(14.3)	(13.5)	(0.8)
Consolidated	$32.7	$23.2	$9.5

There were specific items in the second quarter of 2016 and 2015 that impacted operating income that were not operational in nature.  In the second quarter of 2016 there was only one such item: $0.3 million related to executive transition. In the second quarter of 2015 there were four such items: $0.8 million of restructuring charges, $0.5 million related to business realignment cost, primarily severance, in targeted fixed cost reduction actions, $0.3 million related to executive transition and $0.1 million for pending and completed acquisition-related activities.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(In millions)	For the Second Quarter 2016
	Water	Fueling	Other	Consolidated
Reported Operating Income / (Loss)	$31.5	$15.5	$(14.3)	$32.7
% Operating Income To Net Sales	16.2%	27.0%		13.0%

Non-GAAP Adjustments:
Restructuring	$—	$—	$—	$—
Non-GAAP	$—	$—	$0.3	$0.3
Operating Income / (Loss) after Non-GAAP Adjustments	$31.5	$15.5	$(14.0)	$33.0
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	16.2%	27.0%		13.1%

	For the Second Quarter 2015
	Water	Fueling	Other	Consolidated
Reported Operating Income / (Loss)	$24.3	$12.4	$(13.5)	$23.2
% Operating Income To Net Sales	12.7%	22.2%		9.4%

Non-GAAP Adjustments:
Restructuring	$0.6	$0.2	$—	$0.8
Non-GAAP	$0.5	$0.1	$0.3	$0.9
Operating Income / (Loss) after Non-GAAP Adjustments	$25.4	$12.7	$(13.2)	$24.9
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	13.3%	22.8%		10.1%

Operating Income-Water Systems
Water Systems operating income was $31.5 million in the second quarter 2016, up $7.2 million versus the second quarter 2015. The second quarter operating income margin was 16.2 percent, up 350 basis points from 12.7 percent in the second quarter of 2015. Water Systems operating income, after non-GAAP adjustments, was $31.5 million in the second quarter 2016, up $6.1 million versus the second quarter 2015. The second quarter operating income margin after non-GAAP adjustments was 16.2 percent, up 290 basis points from 13.3 percent in the second quarter of 2015. Operating income margin after non-GAAP adjustments increased in Water Systems primarily due to favorable pricing, lower direct material costs and lower fixed costs.

Operating Income-Fueling Systems
Fueling Systems operating income was $15.5 million in the second quarter of 2016 compared to $12.4 million in the second quarter of 2015, an increase of about 25 percent. The second quarter operating income margin was 27.0 percent, an increase of 480 basis points from the 22.2 percent of net sales in the second quarter of 2015. Fueling Systems operating income after non-GAAP adjustments was $15.5 million in the second quarter of 2016 compared to $12.7 million after non-GAAP adjustments in the second quarter of 2015, an increase of about 22 percent. The second quarter operating income margin after non-GAAP adjustments was 27.0 percent, an increase of 420 basis points from the 22.8 percent of net sales in the second quarter of 2015. The increase in basis points was primarily due to favorable pricing, lower direct material costs, a better sales mix and lower fixed costs.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher due to increases in variable compensation expenses.

Interest Expense
Interest expense for the second quarter of 2016 and 2015 was $2.2 million and $2.4 million, respectively.

Other Income or Expense
Other income or expense was income of $1.4 million in both the second quarter of 2016 and 2015.  Included in other income in the second quarter of 2016 was minority income of $0.7 million and interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities. Included in other income in the second quarter of 2015 was minority income of $1.4 million and interest income of $0.1 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a gain for the second quarter of 2016 of $0.3 million, due to movements in several currencies relative to the U.S. dollar, none of which individually were significant.   Foreign currency-based transactions produced a loss for the second quarter of 2015 of $0.4 million, primarily due to the euro relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the second quarter of 2016 and 2015 was $8.0 million and $5.4 million, respectively. The effective tax rate for the second quarter of 2016 was flat to last year at about 25 percent and, before the impact of discrete events, was about 27 percent. The effective tax rate for the second quarter of 2015 was 25 percent and, before the impact of discrete events, was about 27 percent. The average effective tax rate after discrete events for the back half of 2016 is projected to be 25 percent. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the second quarter of 2016 was $24.2 million compared to the prior year second quarter net income of $16.4 million.  Net income attributable to Franklin Electric Co., Inc. for the second quarter of 2016 was $24.0 million, or $0.50 per diluted share, compared to the prior year second quarter net income attributable to Franklin Electric Co., Inc. of $16.2 million or $0.33 per diluted share. Earnings after non-GAAP adjustments for the second quarter of 2016 were $23.7 million, or $0.51 per diluted share, compared to the prior year second quarter earnings after non-GAAP adjustments of $17.0 million or $0.35 per diluted share.

There were specific items in the second quarter of 2016 and 2015 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The elements of the non-GAAP adjustments are explained above under the caption "Operating Income." The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the Second Quarter Ended
(In millions)	2016	2015	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$24.0	$16.2	48%
Allocated Undistributed Earnings	$(0.5)	$(0.2)
Earnings for EPS Calculations	$23.5	$16.0	47%
Non-GAAP adjustments, before tax:
Restructuring	$—	$0.8
Non-GAAP items	$0.3	$0.9

Non-GAAP adjustments, net of tax:
Restructuring	$—	$0.5
Non-GAAP items	$0.2	$0.5
Earnings after Non-GAAP Adjustments	$23.7	$17.0	39%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Second Quarter Ended
(In millions, except per share data)	2016	2015	Change
Average Fully Diluted Shares Outstanding	46.7	48.1	(3)%

Fully Diluted Earnings Per Share ("EPS") Reported	$0.50	$0.33	52%

Restructuring per Share, net of tax	$—	$0.01
Non-GAAP items, net of tax	$0.01	$0.01

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.51	$0.35	46%

First Half of 2016 vs. First Half of 2015

OVERVIEW

Sales in the first half of 2016 were down from the same period last year.  The sales decrease was related to the negative impact of foreign currency translation on sales more than offsetting price and volume increases. The Company's consolidated gross profit was $164.9 million for the first half of 2016, an increase of $13.2 million or about 9 percent from the first half of 2015. Earnings in the first half of 2016 were up from the same period last year.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first half of 2016 were $470.5 million, a decrease of $2.7 million or about 1 percent compared to 2015 first half sales of $473.2 million.  The incremental impact of sales from acquired businesses was $0.7 million or less than 1 percent.  Sales revenue decreased by $21.3 million or about 5 percent in the first half of 2016 due to foreign currency translation. The sales change in the first half of 2016, excluding acquisitions and foreign currency translation, was an increase of $17.9 million or about 4 percent.

(In millions)	YTD July 2, 2016	YTD July 4, 2015	2016 v 2015
	Net Sales
Water Systems	$363.4	$370.9	$(7.5)
Fueling Systems	107.1	102.3	4.8
Consolidated	$470.5	$473.2	$(2.7)

Net Sales-Water Systems
Water Systems sales were $363.4 million in the first half 2016, a decrease of $7.5 million or about 2 percent versus the first half 2015. The incremental impact of sales from acquired businesses was $0.7 million or less than 1 percent. Foreign currency translation rate changes decreased sales $20.5 million, or about 5 percent, compared to sales in the first half of 2015. The Water Systems sales change in the first half of 2016, excluding acquisitions and foreign currency translation, was an increase of $12.3 million or about 3 percent.

Water Systems sales in the U.S. and Canada were 37 percent of consolidated sales and increased by about 2 percent compared to the first half of 2015. Sales revenue decreased by $1.8 million or about 1 percent in the first half of 2016 due to foreign currency translation. The sales change in the first half of 2016, excluding foreign currency translation, was an increase of about 3 percent. In the first half of 2016, U.S. and Canada sales of groundwater pumping equipment increased by about 6 percent, and sales of surface water pumping equipment declined by about 2 percent versus the first half of 2015.

Water Systems sales in Latin America were about 12 percent of consolidated sales for the first half and declined by 13 percent compared to the prior year first half.  Sales revenue decreased by $11.0 million or about 16 percent in the first half of 2016 due to foreign currency translation. The sales change in the first half of 2016, excluding foreign currency translation, was an increase of $2.3 million or about 3 percent. The growth in sales was led by increased sales in Mexico and Brazil, in local currency. This sales growth is a result of increasing demand for the Company's submersible pumps and motors, customer acceptance of the many product line upgrades that have been implemented over the past two years, and general market conditions.

Water Systems sales in the Middle East and Africa were about 10 percent of consolidated sales and declined by about 14 percent compared to the first half of 2015. Water Systems in the Middle East and Africa were reduced by $6.8 million or about 12 percent in the first half due to foreign currency translation. Excluding the impact of foreign currency translation, sales were down about 2 percent compared to the first half of 2015 due to weaker demand in the Gulf region.

Water Systems sales in the Asia Pacific region were 10 percent of consolidated sales and increased by about 13 percent compared to the first half of the prior year. Sales revenue decreased by about 2 percent in the first half of 2016 due to foreign currency translation. The sales change in the first half of 2016, excluding foreign currency translation, was an increase about 15 percent. The Asia Pacific region experienced strong year over year growth in Southeast Asia and Australia due to generally favorable weather conditions.

Water Systems sales in Europe were about 8 percent of consolidated sales and increased by about 2 percent compared to the first half of 2015.  Sales in Europe in the first half of 2016 decreased by $0.2 million or about 1 percent due to foreign currency translation. Excluding the impact of foreign currency translation, European sales increased $1.0 million or about 3 percent compared to the first half of 2015.

Net Sales-Fueling Systems
Fueling Systems sales were $107.1 million or about 23 percent of consolidated sales in the first half of 2016 and increased $4.8 million or about 5 percent from the first half of 2015. Foreign currency translation rate changes decreased sales $0.8 million or about 1 percent compared to sales in the first half of 2015. The Fueling Systems sales change in the first half of 2016, excluding foreign currency translation, was an increase of $5.6 million or about 6 percent.

Fueling Systems sales in the U.S. and Canada grew by about 7 percent during the first half with most of the sales growth coming from fuel management systems and piping. Internationally, Fueling Systems revenues were up overall with increased sales in India more than offsetting a sales decline in Europe principally due to a reduction in the sale of storage tanks that support North Sea oil production.

Cost of Sales
Cost of sales as a percent of net sales for the first half of 2016 and 2015 was 65.0 percent and 67.9 percent, respectively. Correspondingly, the gross profit margin was 35.0 percent and 32.1 percent for both first halves. The Company's consolidated gross profit was $164.9 million for the first half of 2016, up $13.2 million from the gross profit of $151.7 million in the first half of 2015. The gross profit margin decrease was primarily due to favorable pricing, lower direct material costs, a better sales mix and lower fixed costs.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $110.3 million in the first half of 2016 and decreased by $1.1 million or 1 percent in the first half of 2016 compared to $111.4 million the first half of last year. There were $0.6 million of costs included in non-GAAP adjustments (see discussion of non-GAAP adjustments below) related to executive transition in the first half of 2016. There were $1.2 million of costs included in non-GAAP adjustments related to executive transition, business realignment and pending or completed acquisitions in the first half of 2015. After non-GAAP adjustments, SG&A expenses were $109.7 million in the first half of 2016 and decreased by $0.5 million or less than 1 percent in the first half of 2016 compared to $110.2 million the first half of last year. The Company’s SG&A expenses increased by $2.5 million in the first half due to higher variable compensation expenses, which were offset by lower fixed costs from the effect of foreign currency translation of $3.9 million.

Restructuring Expenses
Restructuring expenses for the first half of 2016 were $0.9 million and reduced diluted earnings per share by approximately $0.01. Restructuring expenses were split across both segments, $0.4 million in Water and $0.5 million in Fueling, and included asset write-offs, severance expenses and other miscellaneous manufacturing realignment activities. Restructuring expenses for the first half of 2015 were $1.2 million and reduced diluted earnings per share by approximately $0.02. Restructuring expenses were primarily related to the European manufacturing realignment.

Operating Income
Operating income was $53.8 million in the first half of 2016, up $14.8 million from $39.0 million in the first half of 2015.

(In millions)	YTD July 2, 2016	YTD July 4, 2015	2016 v 2015
	Operating income (loss)
Water Systems	$55.6	$43.7	$11.9
Fueling Systems	25.8	22.0	3.8
Other	(27.6)	(26.7)	(0.9)
Consolidated	$53.8	$39.0	$14.8

There were specific items in the first half of 2016 and 2015 that impacted operating income that were not operational in nature.  In the first half of 2016 there were two such items: $0.9 million of restructuring charges and $0.6 million related to executive transition. In the first half of 2015 there were four such items: $1.2 million of restructuring charges, $0.6 million related to executive transition, $0.4 million related to business realignment cost, primarily severance, in targeted fixed cost reduction actions, and $0.2 million for pending and completed acquisition related activities

The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of operating income after non-GAAP adjustments and percent operating income after non-GAAP adjustments to net sales.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the First Half of 2016
	Water	Fueling	Other	Consolidated
Reported Operating Income / (Loss)	$55.6	$25.8	$(27.6)	$53.8
% Operating Income To Net Sales	15.3%	24.1%		11.4%

Non-GAAP Adjustments:
Restructuring	$0.4	$0.5	$—	$0.9
Non-GAAP	$—	$—	$0.6	$0.6
Operating Income / (Loss) after Non-GAAP Adjustments	$56.0	$26.3	$(27.0)	$55.3
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	15.4%	24.6%		11.8%

	For the First Half of 2015
	Water	Fueling	Other	Consolidated
Reported Operating Income / (Loss)	$43.7	$22.0	$(26.7)	$39.0
% Operating Income To Net Sales	11.8%	21.5%		8.2%

Non-GAAP Adjustments:
Restructuring	$0.9	$0.3	$—	$1.2
Non-GAAP	$0.5	$0.1	$0.6	$1.2
Operating Income / (Loss) after Non-GAAP Adjustments	$45.1	$22.4	$(26.1)	$41.4
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	12.2%	21.9%		8.7%

Operating Income-Water Systems
Water Systems operating income was $55.6 million in the first half of 2016 compared to $43.7 million in the first half of 2015, an increase of 27 percent. The first half operating income margin was 15.3 percent and increased by 350 basis points compared to the first half of 2015. Water Systems operating income, after non-GAAP adjustments, was $56.0 million in the first half of 2016 compared to $45.1 million after non-GAAP adjustments in the first half of 2015, an increase of 24 percent. The first half operating income margin after non-GAAP adjustments was 15.4 percent and increased by 320 basis points compared to the first half of 2015. Operating income margin after non-GAAP adjustments increased in Water Systems primarily due to pricing, lower material costs and lower fixed costs.

Operating Income-Fueling Systems
Fueling Systems operating income was $25.8 million in the first half of 2016 compared to $22.0 million in the first half of 2015, an increase of 17 percent. The first half operating income margin was 24.1 percent compared to 21.5 percent of net sales in the first half of 2015. Fueling Systems operating income after non-GAAP adjustments was $26.3 million in the first half of 2016 compared to $22.4 million after non-GAAP adjustments in the first half of 2015, an increase of 17 percent. The first half operating income margin after non-GAAP adjustments was 24.6 percent compared to 21.9 percent of net sales in the first half of 2015, an increase of 270 basis points. Operating income margin after non-GAAP adjustments increased in Fueling Systems primarily due to pricing, lower material costs, a better sales mix and lower fixed costs.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses were higher in the first half of 2016 compared to the same period last year due to increases in variable compensation expenses.

Interest Expense
Interest expense for the first half of 2016 and 2015 was $4.6 million and $5.1 million, respectively.

Other Income or Expense
Other income or expense was a gain of $1.3 million in the first half of 2016. Included in other income in the first half of 2016 was minority income $0.4 million and interest income of $0.6 million, primarily derived from the investment of cash balances in short-term securities. The first half of 2015 other income or expense was a gain of $4.4 million. Included in other income in the first half of 2015 was minority income $1.7 million and interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities. The Company also realized a gain on the settlement of the share purchase liability in the first half of 2015 of about $2.7 million.

Foreign Exchange
Foreign currency-based transactions produced a gain for the first half of 2016 of $0.2 million and a gain for the first half of 2015 of $0.1 million.

Income Taxes
The provision for income taxes in the first half of 2016 and 2015 was $12.9 million and $2.0 million, respectively. The effective tax rate for the first half of 2016 was about 25 percent and, before the impact of discrete events, was about 26 percent. The effective tax rate for the first half of 2015 was about 5 percent and, before the impact of discrete events, was about 27 percent. Discrete adjustments during the first half of 2015 included the reversal of a deferred tax liability created in 2012 when the Company acquired the controlling interest in the Pioneer subsidiary and realized a gain on the then equity investment in Pioneer. This first half 2015 tax benefit of about $4.8 million was treated as a non-GAAP adjustment. Because in 2012, the gain was treated as a non-GAAP adjustment, the Company is consistently treating the reversal of the tax liability related to that gain as a non-GAAP adjustment, reducing reported Earnings per Share in the first half of 2015 by $0.10 cents. The Company also realized a gain on the redeemable non-controlling interest liability in the first half of 2015 of about $2.7 million which is included in ‘Other income’. This purchase transaction also resulted in other tax benefits of about $2.5 million, which were expensed through the Company’s earnings in prior years as well as a current period benefit of about $1.0 million related to the 2015 gain. The average effective tax rate after discrete events for the back half of 2016 is projected to be 25 percent. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the first half of 2016 was $37.8 million compared to 2015 first half net income of $36.4 million.  Net income attributable to Franklin Electric Co., Inc. for the first half of 2016 was $37.4 million, or $0.78 per diluted share, compared to 2015 first half net income attributable to Franklin Electric Co., Inc. of $36.0 million or $0.74 per diluted share. Earnings after non-GAAP adjustments for the first half of 2016 were $37.2 million, or $0.80 per diluted share, compared to the prior year first half earnings after non-GAAP adjustments of $32.1 million or $0.67 per diluted share.

There were specific items in the first half of 2016 and 2015 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the First Half
(in millions)	2016	2015	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$37.4	$36.0	4%
Allocated Undistributed Earnings	$(1.1)	$(0.5)
Earnings for EPS Calculations	$36.3	$35.5	2%

Non-GAAP adjustments (before tax):
Restructuring	$0.9	$1.2
Non-GAAP items	$0.6	$1.2
Pioneer tax benefits on equity gain	$—	$(4.8)

Non-GAAP adjustments, net of tax:
Restructuring	$0.5	$0.7
Non-GAAP items	$0.4	$0.7
Pioneer tax benefits on equity gain	$—	$(4.8)
Earnings after Non-GAAP Adjustments	$37.2	$32.1	16%

Earnings Per Share Before and After Non-GAAP Adjustments	For the First Half
(in millions except Earnings Per Share)	2016	2015	Change
Average Fully Diluted Shares Outstanding	46.6	48.1	(3)%
Fully Diluted Earnings Per Share ("EPS") Reported	$0.78	$0.74	5%
Restructuring Per Share, net of tax	$0.01	$0.02
Non-GAAP items, net of tax	$0.01	$0.01
Pioneer tax benefits on equity gain	$—	$(0.10)

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.80	$0.67	19%

CAPITAL RESOURCES AND LIQUIDITY

Overview
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreement, and long-term debt funds available.

On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life (the "New York Life Agreement") for $150.0 million maximum aggregate principal borrowing capacity and the Company authorized the issuance of $75.0 million of floating rate senior notes due May 27, 2025. These senior notes have a floating interest rate of one-month USD LIBOR plus a spread of 1.35 percent with interest-only payments due on a monthly basis. As of July 2, 2016, there was $75.0 million remaining borrowing capacity under the New York Life Agreement.
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
On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and had at issuance an average life of 10 years with a final maturity in 2019.  On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million.  On December 14, 2011, the Company entered into Amendment No. 4 to the Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Credit Agreement. On December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to extend the effective date to December 31, 2015. On May 5, 2015, the Company entered into Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to increase the total borrowing capacity from $200.0 million to $250.0 million. As of July 2, 2016, the Company has $100.0 million borrowing capacity available under the Prudential Agreement.  Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity.
On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). On December 14, 2011, the Company executed the Second Amended and Restated Credit Agreement, which extended the maturity of the Credit Agreement to December 14, 2016, and increased the commitment amount to $150.0 million. On May 5, 2015, the Company entered into Amendment No. 3 to the Credit Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. As of July 2, 2016, the Company had $122.5 million borrowing capacity under the Credit Agreement as $5.5 million in letters of commercial and standby letters of credit were outstanding and undrawn and $22.0 million of revolver borrowing was drawn and outstanding as of the end of the quarter.
The New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement contain customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws, and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales, and transfers of assets. The covenants also include financial requirements, including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. As of July 2, 2016, the Company was in compliance with all financial covenants. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

At July 2, 2016, the Company had $71.6 million of cash on hand at various locations worldwide. Approximately 20 percent of the cash on hand was in the U.S. and readily accessible. Approximately 56 percent was in Europe, and the remaining 24 percent was in Mexico, Asia Pacific, and other locations combined. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Global cash balances are invested according to a written policy, and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority.
Operating Activities
Net cash provided by operating activities was $29.3 million for the six months ended July 2, 2016 compared to $7.0 million for the six months ended July 4, 2015. The increase in cash provided by operations in the first half of 2016 in comparison to the first half of 2015 was largely attributable to large cash outflows in the first half of 2015 related to restructuring costs previously accrued at year-end 2014. In addition, during the first quarter of 2015, the mandatory share purchase liability of $22.9 million for Pioneer was settled, resulting in a non-cash gain and reversal of certain deferred tax liabilities, also non-cash, both of which were adjustments to net income.

Investing Activities
Net cash used in investing activities was $17.1 million for six months ended July 2, 2016 compared to $13.2 million for the six months ended July 4, 2015. This increase was primarily attributable to an increase in capital expenditures including the purchase of a building during the first quarter of 2016.

Financing Activities
Net cash used in financing activities was $21.8 million for the six months ended July 2, 2016 compared to cash provided of $13.6 million for the six months ended July 4, 2015. During the first half of 2015, cash provided from financing activities was higher primarily due to increased borrowings to fund operating requirements, partially offset by the payment made during the first half of 2015 for the Pioneer mandatory share purchase liability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the second quarter ended July 2, 2016. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased zero shares under the plan during the second quarter of 2016. The maximum number of shares that may still be purchased under this plan as of July 2, 2016 is 2,156,362.

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: August 2, 2016	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2016	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE SECOND QUARTER ENDED JULY 2, 2016

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