Form 10-Q
period 2016-10-01
FRANKLIN ELECTRIC CO INC
filed 2016-11-01
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	October 24, 2016
$.10 par value	46,305,492 shares

FRANKLIN ELECTRIC CO., INC.
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Condensed Consolidated Financial Statements	4
	Condensed Consolidated Statements of Income for the Third Quarters and Nine Months Ended October 1, 2016 and October 3, 2015 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income/(Loss) for the Third Quarters and Nine Months Ended October 1, 2016 and October 3, 2015 (Unaudited)	5
	Condensed Consolidated Balance Sheets as of October 1, 2016 and January 2, 2016 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 1, 2016 and October 3, 2015 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6.	Exhibits	35

Signatures		36

Exhibit Index		37

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands, except per share amounts)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Net sales	$239,755	$232,485	$710,266	$705,640
Cost of sales	154,286	155,693	459,883	477,150
Gross profit	85,469	76,792	250,383	228,490
Selling, general, and administrative expenses	55,373	47,722	165,672	159,160
Restructuring (income)/expense	(1,715)	1,304	(850)	2,525
Operating income	31,811	27,766	85,561	66,805
Interest expense	(1,983)	(2,604)	(6,631)	(7,717)
Other income, net	1,446	1,616	2,787	6,025
Foreign exchange income/(expense)	399	(96)	637	(39)
Income before income taxes	31,673	26,682	82,354	65,074
Income tax expense	7,926	5,656	20,840	7,634
Net income	$23,747	$21,026	$61,514	$57,440
Less: Net income attributable to noncontrolling interests	(83)	(201)	(411)	(656)
Net income attributable to Franklin Electric Co., Inc.	$23,664	$20,825	$61,103	$56,784
Income per share:
Basic	$0.51	$0.44	$1.29	$1.18
Diluted	$0.50	$0.43	$1.28	$1.17
Dividends per common share	$0.1000	$0.0975	$0.2975	$0.2850

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Net income	$23,747	$21,026	$61,514	$57,440
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(1,837)	(26,305)	12,096	(54,500)
Employee benefit plan activity	742	988	2,227	2,963
Other comprehensive income/(loss)	(1,095)	(25,317)	14,323	(51,537)
Income tax expense related to items of other comprehensive income/(loss)	(266)	(333)	(798)	(1,000)
Other comprehensive income/(loss), net of tax	(1,361)	(25,650)	13,525	(52,537)
Comprehensive income/(loss)	22,386	(4,624)	75,039	4,903
Less: Comprehensive income/(loss) attributable to noncontrolling interests	47	(47)	409	7
Comprehensive income/(loss) attributable to Franklin Electric Co., Inc.	$22,339	$(4,577)	$74,630	$4,896

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	October 1, 2016	January 2, 2016

ASSETS
Current assets:
Cash and cash equivalents	$78,981	$81,561
Receivables, less allowances of $3,860 and $3,801, respectively	152,093	127,251
Inventories:
Raw material	82,621	82,223
Work-in-process	18,308	18,384
Finished goods	114,138	93,987
Total inventories	215,067	194,594
Other current assets	31,289	34,715
Total current assets	477,430	438,121

Property, plant, and equipment, at cost:
Land and buildings	116,614	117,753
Machinery and equipment	246,147	233,834
Furniture and fixtures	46,936	39,639
Other	25,300	19,845
Property, plant, and equipment, gross	434,997	411,071
Less: Allowance for depreciation	(236,322)	(221,032)
Property, plant, and equipment, net	198,675	190,039
Asset held for sale	—	1,613
Deferred income taxes	4,897	3,461
Intangible assets, net	138,256	141,357
Goodwill	202,037	199,847
Other assets	23,322	21,673
Total assets	$1,044,617	$996,111

	October 1, 2016	January 2, 2016

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$60,695	$57,822
Accrued expenses and other current liabilities	61,003	52,109
Income taxes	3,353	1,794
Current maturities of long-term debt and short-term borrowings	33,418	32,946
Total current liabilities	158,469	144,671
Long-term debt	156,712	187,806
Deferred income taxes	38,950	33,404
Employee benefit plans	40,799	47,398
Other long-term liabilities	19,899	16,511

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	7,597	6,856

Shareowners' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,305 and 46,219, respectively)	4,630	4,622
Additional capital	225,547	216,472
Retained earnings	538,501	498,214
Accumulated other comprehensive loss	(148,081)	(161,608)
Total shareowners' equity	620,597	557,700
Noncontrolling interest	1,594	1,765
Total equity	622,191	559,465
Total liabilities and equity	$1,044,617	$996,111

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	October 1, 2016	October 3, 2015

Cash flows from operating activities:
Net income	$61,514	$57,440
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26,752	26,804
Share-based compensation	5,912	4,579
Deferred income taxes	2,585	(5,569)
Loss on disposals of plant and equipment	200	202
Realized gain on share purchase liability	—	(2,723)
Foreign exchange income/(expense)	(637)	39
Excess tax from share-based payment arrangements	—	(819)
Changes in assets and liabilities, net of acquisitions
Receivables	(22,088)	(527)
Inventory	(14,910)	(3,366)
Accounts payable and accrued expenses	9,333	(10,345)
Income taxes	3,451	9,561
Employee benefit plans	(4,825)	(4,020)
Other, net	3,578	(10,915)
Net cash flows from operating activities	70,865	60,341
Cash flows from investing activities:
Additions to property, plant, and equipment	(30,109)	(15,528)
Proceeds from sale of property, plant, and equipment	5,839	959
Cash paid for acquisitions, net of cash acquired	(1,007)	(3,761)
Additional consideration for prior acquisition, net	—	(127)
Other, net	174	99
Net cash flows from investing activities	(25,103)	(18,358)
Cash flows from financing activities:
Proceeds from issuance of debt	63,984	231,615
Repayment of debt	(94,610)	(165,828)
Proceeds from issuance of common stock	3,192	1,240
Excess tax from share-based payment arrangements	—	819
Purchases of common stock	(6,193)	(43,330)
Dividends paid	(14,483)	(14,393)
Share purchase liability payment	—	(20,200)
Net cash flows from financing activities	(48,110)	(10,077)
Effect of exchange rate changes on cash	(232)	(6,149)
Net change in cash and equivalents	(2,580)	25,757
Cash and equivalents at beginning of period	81,561	59,141
Cash and equivalents at end of period	$78,981	$84,898

	Nine Months Ended
	October 1, 2016	October 3, 2015
Cash paid for income taxes, net of refunds	$16,673	$10,288
Cash paid for interest	$7,139	$8,092

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$591	$193
Payable to seller of Bombas Leao	$24	$24

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of January 2, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of October 1, 2016, and for the third quarters and nine months ended October 1, 2016 and October 3, 2015 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the third quarter and nine months ended October 1, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2016.

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of October 1, 2016 and January 2, 2016, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	October 1, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.4	$3.4	$—	$—

	January 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.9	$3.9	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally made up of foreign bank guaranteed certificates of deposit.

Total debt, including current maturities, have carrying amounts of $190.1 million and $220.7 million and estimated fair values of $194 million and $225 million as of October 1, 2016 and January 2, 2016, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

As of October 1, 2016, the Company had no assets held for sale. At January 2, 2016, $1.6 million of assets were held for sale, recorded at carrying value in the Water Systems segment relating to an idle facility in Brazil. The sale of the facility in Brazil was completed during the third quarter of 2016.

4. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements ("the swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of October 1, 2016, the swap had a notional value based on 205,000 shares. For the third quarter and nine months ended October 1, 2016, the swap resulted in gains of $1.5 million and $2.6 million, respectively. For the third quarter and nine months ended October 3, 2015, the swap resulted in losses of $0.9 million and $1.9 million, respectively. Gains and losses on the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

5. OTHER ASSETS
The Company has equity interests in various companies for various strategic purposes. The investments are accounted for under the equity method and are included in “Other assets” on the Company’s condensed consolidated balance sheets. The carrying amount of the investments is adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments are not considered material to the Company’s financial position, neither individually nor in the aggregate. The Company’s proportionate share of earnings from its equity interests, included in the "Other income, net" line of the Company's condensed consolidated statements of income, were immaterial for the third quarters and nine months ended October 1, 2016 and October 3, 2015.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	October 1, 2016		January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.5	$(6.4)	$7.4	$(6.2)
Technology	7.5	(5.2)	7.5	(4.8)
Customer relationships	135.0	(48.4)	132.6	(42.3)
Software	2.5	(1.8)	2.5	(1.7)
Other	0.3	(0.3)	1.0	(1.0)
Total	$152.8	$(62.1)	$151.0	$(56.0)
Unamortized intangibles:
Trade names	47.6	—	46.4	—
Total intangibles	$200.4	$(62.1)	$197.4	$(56.0)

Amortization expense related to intangible assets for the third quarters ended October 1, 2016 and October 3, 2015 was $2.2 million and $2.1 million, respectively and $6.3 million and $6.5 million for the nine months ended October 1, 2016 and October 3, 2015, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2016	2017	2018	2019	2020
	$8.6	$8.5	$8.4	$8.3	$8.2

The change in the carrying amount of goodwill by reporting segment for the nine months ended October 1, 2016, is as follows:

(In millions)
	Water Systems	Fueling Systems	Consolidated
Balance as of January 2, 2016	$136.8	$63.0	$199.8
Acquisitions	—	0.8	0.8
Foreign currency translation	1.7	(0.3)	1.4
Balance as of October 1, 2016	$138.5	$63.5	$202.0

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of October 1, 2016, the Company maintained two domestic pension plans and three German pension plans. The Company used a January 2, 2016 measurement date for these plans. One of the Company's domestic pension plans covers two management employees (one active employee and one former employee), while the other domestic plan covers all other eligible employees. The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the third quarters and nine months ended October 1, 2016 and October 3, 2015:

(In millions)	Pension Benefits
	Third Quarter Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service cost	$0.3	$0.2	$0.8	$0.8
Interest cost	1.6	1.9	4.7	5.5
Expected return on assets	(2.3)	(2.4)	(7.0)	(7.4)
Amortization of loss	0.6	0.8	1.9	2.4
Net periodic benefit cost	$0.2	$0.5	$0.4	$1.3
Settlement cost	0.3	0.3	0.9	0.9
Total net periodic benefit cost	$0.5	$0.8	$1.3	$2.2

In the nine months ended October 1, 2016, the Company made contributions of $2.1 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2016 were finalized by September 15, 2016, based upon the plans' year-end valuation at January 2, 2016, and the funding level required for the plans' year ended January 2, 2016.

The following table sets forth the aggregated net periodic benefit cost for the postretirement benefit plan for the third quarters and nine months ended October 1, 2016 and October 3, 2015, respectively:

(In millions)	Other Benefits
	Third Quarter Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.3	0.3
Expected return on assets	—	—	—	—
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of loss	—	0.1	—	0.3
Net periodic benefit cost	$0.2	$0.3	$0.6	$0.9
Settlement cost	—	—	—	—
Total net periodic benefit cost	$0.2	$0.3	$0.6	$0.9

8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the nine month period ended October 1, 2016 was 25.3 percent as compared to 11.7 percent for the nine month period ended October 3, 2015.

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

In addition during the three month period ended April 4, 2015, the Company settled the liability for the noncontrolling interest of a subsidiary during the first quarter. This transaction created additional accretive benefits for the Company from the reversal of a deferred tax liability created in 2012 when the Company acquired the controlling interest and realized a gain on the then equity investment in such subsidiary. The Company also realized a gain on the mandatorily redeemable noncontrolling interest liability.

9. DEBT
Debt consisted of the following:

(In millions)	October 1, 2016	January 2, 2016
Prudential Agreement	$90.0	$120.0
Tax increment financing debt	21.8	22.8
New York Life	75.0	75.0
Capital leases	0.1	0.1
Foreign subsidiary debt	3.5	3.1
Less: unamortized debt issuance costs	(0.3)	(0.3)
	$190.1	$220.7
Less: current maturities	(33.4)	(32.9)
Long-term debt	$156.7	$187.8

Debt outstanding, excluding unamortized debt issuance costs, at October 1, 2016 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$190.3	$33.4	$31.1	$31.3	$1.3	$1.2	$92.0
Capital leases	0.1	—	0.1	—	—	—	—
	$190.4	$33.4	$31.2	$31.3	$1.3	$1.2	$92.0

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

The following table sets forth the computation of basic and diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
(In millions, except per share amounts)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$23.7	$20.8	$61.1	$56.8
Less: Undistributed earnings allocated to participating securities	0.2	0.2	0.6	0.5
Less: Undistributed earnings allocated to redeemable noncontrolling interest	0.1	0.2	0.8	0.4
	$23.4	$20.4	$59.7	$55.9
Denominator:
Basic
Weighted average common shares	46.3	46.9	46.2	47.4
Diluted
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.6	0.4	0.5	0.4
Adjusted weighted average common shares	46.9	47.3	46.7	47.8
Basic earnings per share	$0.51	$0.44	$1.29	$1.18
Diluted earnings per share	$0.50	$0.43	$1.28	$1.17
Anti-dilutive stock options	0.2	0.5	0.6	0.3

11. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the nine months ended October 1, 2016:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of January 2, 2016	$4,622	$216,472	$498,214	$(51,558)	$(110,050)	$1,765	$559,465	$6,856
Net income			61,103			458	61,561	(47)
Adjustment to Impo redemption value			(834)				(834)	834
Dividends on common stock			(13,810)				(13,810)
Common stock issued	16	3,176					3,192
Common stock repurchased	(21)		(6,172)				(6,193)
Share-based compensation	13	5,899					5,912
Noncontrolling dividend						(673)	(673)
Currency translation adjustment					12,098	44	12,142	(46)
Pension liability, net of tax				1,429			1,429
Balance as of October 1, 2016	$4,630	$225,547	$538,501	$(50,129)	$(97,952)	$1,594	$622,191	$7,597

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the nine months ended October 1, 2016 and October 3, 2015, are summarized below:

(In millions)
For the nine months ended October 1, 2016:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Total
Balance as of January 2, 2016	$(110.1)	$(51.5)		$(161.6)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	12.1	—		12.1
Income tax (expense)/benefit	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	12.1	—		12.1
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income/(loss)	—	2.2	(1)	2.2
Income tax (expense)/benefit	—	(0.8)		(0.8)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	1.4		1.4
Net current period other comprehensive income/(loss), net of income taxes	12.1	1.4		13.5
Less: Other comprehensive income/(loss) attributable to noncontrolling interests	—	—		—
Balance as of October 1, 2016	$(98.0)	$(50.1)		$(148.1)

For the nine months ended October 3, 2015:
Balance as of January 3, 2015	$(51.8)	$(56.1)		$(107.9)
Other comprehensive income/(loss) before reclassifications:
Pre-tax income/(loss)	(54.4)	—		(54.4)
Income tax (expense)/benefit	—	—		—
Other comprehensive income/(loss) before reclassifications, net of income taxes	(54.4)	—		(54.4)
Amounts reclassified from accumulated other comprehensive income/(loss):
Pre-tax income/(loss)	—	2.9	(1)	2.9
Income tax (expense)/benefit	—	(1.0)		(1.0)
Amounts reclassified from accumulated other comprehensive income/(loss), net of income taxes	—	1.9		1.9
Net current period other comprehensive income/(loss), net of income taxes	(54.4)	1.9		(52.5)
Less: Other comprehensive income/(loss) attributable to noncontrolling interests	(0.6)	—		(0.6)
Balance as of October 3, 2015	$(105.6)	$(54.2)		$(159.8)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income.

13. SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

	Third Quarter Ended		Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	Net sales to external customers
Water Systems	$182.0	$173.5	$545.4	$544.3
Fueling Systems	57.8	59.0	164.9	161.3
Other	—	—	—	—
Consolidated	$239.8	$232.5	$710.3	$705.6

	Third Quarter Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	Operating income/(loss)
Water Systems	$30.0	$23.1	$85.6	$66.8
Fueling Systems	15.2	15.4	40.9	37.4
Other	(13.4)	(10.7)	(40.9)	(37.4)
Consolidated	$31.8	$27.8	$85.6	$66.8

	October 1, 2016	January 2, 2016
	Total assets
Water Systems	$706.4	$677.6
Fueling Systems	250.1	248.5
Other	88.1	70.0
Consolidated	$1,044.6	$996.1

Property, plant, and equipment is the major asset group in "Other" of total assets as of October 1, 2016 and January 2, 2016.

14. COMMITMENTS AND CONTINGENCIES
The Company is defending various claims and legal actions which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

At October 1, 2016, the Company had $20.3 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the nine months ended October 1, 2016, are as follows:

(In millions)
Balance as of January 2, 2016	$9.3
Accruals related to product warranties	4.6
Reductions for payments made	(5.3)
Balance as of October 1, 2016	$8.6

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the nine months ended October 1, 2016 and October 3, 2015 are as follows:

	October 1, 2016	October 3, 2015
Risk-free interest rate	1.21%	1.59%
Dividend yield	1.32%	0.95%
Volatility factor	0.377	0.379
Expected term	5.5 years	5.5 years
Forfeiture rate	3.77%	3.67%

There were no stock options granted during the third quarters ended October 1, 2016 or October 3, 2015.

A summary of the Company’s outstanding stock option activity and related information for the nine months ended October 1, 2016 and October 3, 2015 is as follows:

(Shares in thousands)	October 1, 2016		October 3, 2015
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,472	$23.26	1,397	$21.17
Granted	265	29.08	185	36.67
Exercised	(167)	19.09	(70)	17.63
Forfeited	(5)	33.94	(2)	34.93
Outstanding at end of period	1,565	$24.66	1,510	$23.22
Expected to vest after applying forfeiture rate	1,539	$24.53	1,491	$23.04
Vested and exercisable at end of period	1,082	$20.96	1,144	$19.13

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of October 1, 2016 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.61 years	$25,360
Expected to vest after applying forfeiture rate	5.56 years	$25,126
Vested and exercisable at end of period	4.23 years	$21,494

The total intrinsic value of options exercised during the nine months ended October 1, 2016 and October 3, 2015 was $3.0 million and $1.3 million, respectively.

As of October 1, 2016, there was $1.9 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan and the 2009 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.34 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the nine months ended October 1, 2016 and October 3, 2015 is as follows:

(Shares in thousands)	October 1, 2016		October 3, 2015
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	510	$34.43	554	$32.72
Awarded	172	29.45	134	36.28
Vested	(174)	28.30	(169)	30.39
Forfeited	(27)	34.09	(9)	32.31
Non-vested at end of period	481	$34.89	510	$34.44

As of October 1, 2016, there was $9.2 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.38 years.

16. RESTRUCTURING
On July 1, 2014, the Company announced a plan to close its Wittlich, Germany manufacturing facility. As part of this action, the Company is transferring the existing Wittlich manufacturing activity to its Brno, Czech Republic facility. The Company will maintain its European Water Systems headquarters and distribution center in Wittlich, only the manufacturing operations are relocating. The realignment began in the third quarter of 2014 and is expected to conclude by the end of 2016. Charges for the realignment are expected to be approximately $19.4 million and will include severance expenses, professional service fees, asset write-offs, and temporarily leased facilities costs.

Costs incurred in the third quarter and nine months ended October 1, 2016, included in the “Restructuring (income)/expense” line of the Company's condensed consolidated statements of income, are as follows:

	Third Quarter Ended
	October 1, 2016
(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.1	$—	$—	$0.1
Equipment relocation	—	0.1	—	0.1
Asset write-off	(2.0)	—	—	(2.0)
Other	0.1	—	—	0.1
Total	$(1.8)	$0.1	$—	$(1.7)

	Nine Months Ended
	October 1, 2016
(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.1	$—	$—	$0.1
Equipment relocation	—	0.1	—	0.1
Asset write-off	(2.0)	0.4	—	(1.6)
Other	0.5	—	—	0.5
Total	$(1.4)	$0.5	$—	$(0.9)

The $2.0 million gain disclosed above within the "asset write-off" caption relates to the sale of a facility in Brazil that was completed during the third quarter of 2016.

Restructuring expenses for the third quarter and nine months ended October 3, 2015 were approximately $1.3 million and $2.5 million, primarily for the Water Systems realignment.

As of October 1, 2016, there were no restructuring reserves. As of October 3, 2015, there were $3.6 million of restructuring reserves. The restructuring reserves were primarily for severance.

17. SUBSEQUENT EVENT
On October 28, 2016, the Company entered into the Third Amended and Restated Credit Agreement among Franklin Electric Co., Inc., Franklin Electric B.V., a Netherlands private company with limited liability (“Franklin B.V”, and together with Franklin Electric Co., Inc., the “Borrowers”), JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A., as Syndication Agent, and the lenders identified therein (the “Third Amended and Restated Credit Agreement”. JPMorgan and Bank of America Merrill Lynch were joint bookrunners and joint lead arrangers. The Third Amended and Restated Credit Agreement extended the maturity date of the Company’s Second Amended and Restated Credit Agreement, as amended (which is referred to in this footnote as the “Previous Credit Agreement”) to October 28, 2021 and increased the commitment amount from $150.0 million to $300.0 million.

The Third Amended and Restated Credit Agreement provides that the Borrowers may request an increase in the aggregate commitments by up to $150.0 million (not to exceed a total commitment of $450.0 million) subject to the conditions contained therein. All of the Company's present and future material domestic subsidiaries unconditionally guaranty all of the Borrowers' obligations under and in connection with the Third Amended and Restated Credit Agreement. Additionally, the Company unconditionally guaranties all of the obligations of Franklin B.V. under the Third Amended and Restated Credit Agreement.

Under the Third Amended and Restated Credit Agreement, the Borrowers are required to pay certain fees, including a facility fee of .100% to .275% (depending on the Company's leverage ratio) of the aggregate commitment, which fee is payable quarterly in arrears.

The Third Amended and Restated Credit Agreement contains customary affirmative and negative covenants. The affirmative covenants include financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The affirmative covenants also include financial covenants with a maximum leverage ratio of 3.50 to 1.00 (using net debt in the measure of leverage ratio, whereas the Previous Credit Agreement used gross debt in such measure) and an interest coverage ratio equal to or greater than 3.00 to 1.00 (using EBITDA in the measure, whereas the Previous Credit Agreement used EBIT). Under the Third Amended and Restated Credit Agreement, the priority debt cap is measured as 20 percent of total tangible assets, whereas the Previous Credit Agreement used net equity rather than total tangible assets. The negative covenants include limitations on loans or advances, investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets (which restrictions on sales and transfers of assets were reduced to some degree versus the Previous Credit Agreement).

As was the case in the Previous Credit Agreement, the Third Amended and Restated Credit Agreement also contains customary events of defaults (with customary grace periods, as applicable, for certain of those events of default). If an event of default occurs, the Third Amended and Restated Credit Agreement provides that (i) the commitments may be terminated and (ii) the loans then outstanding may be declared due and payable. For certain events of default relating to insolvency, bankruptcy or liquidation, the commitments are automatically terminated and the loans outstanding automatically become due and payable. The full amount of the aggregate commitment may be borrowed as multicurrency loans, in Euros, Japanese Yen, Australian Dollars, Pounds Sterling, Canadian Dollars or any other agreed currency.

As in the Previous Credit Agreement, the Third Amended and Restated Credit Agreement also provides for a swingline loan sub-facility of up to $15.0 million (with an additional discretionary amount of up to $15.0 million, which was not included under the Previous Credit Agreement), and a letter of credit subfacility of up to $50.0 million (increased from $25.0 million under the Previous Credit Agreement).

Loans may be made either at (i) a Eurocurrency rate based on LIBOR plus an applicable margin of .75% to 1.60% (depending on the Company's leverage ratio) or (ii) an alternative base rate as defined in the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement also includes a competitive bid option that permits the Borrowers to request that the lenders provide bids for the interest rate that will apply to specific loans.

In addition, on October 28, 2016, the Company entered into (1) First Amendment (the “First Amendment”) to Note Purchase and Private Shelf Agreement dated as of May 27, 2015 (the “New York Life Agreement”) by and among NYL Investors LLC and each of the undersigned holders of notes that are signatories thereto, and (2) Amendment No. 1 (“Amendment No. 1” and together with the First Amendment, the “Private Shelf Amendments”) to Third Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 28, 2015 (the “Prudential Agreement”) by and among the Company and PGIM, Inc. (“Prudential”) and the Prudential affiliates party thereto. The Private Shelf Amendments were intended to make the covenants within the New York Life Agreement and Prudential Agreement consistent with those covenants that were modified in the Third Amended and Restated Credit Agreement as compared to the Previous Credit Agreement.

The foregoing description is qualified in its entirety by reference to the Third Amended and Restated Credit Agreement and the Private Shelf Amendments, copies of which are filed as Exhibits 10.2 - 10.4 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2016 vs. Third Quarter 2015

OVERVIEW
Sales and earnings in the third quarter of 2016 increased from the third quarter last year. The sales increase was due to price and volume partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $85.5 million for the third quarter of 2016, an increase of $8.7 million or about 11 percent from the prior year’s third quarter.

RESULTS OF OPERATIONS

Net Sales
Net sales in the third quarter of 2016 were $239.8 million, an increase of $7.3 million or about 3 percent compared to 2015 third quarter sales of $232.5 million. Sales revenue decreased by $0.5 million in the third quarter of 2016 due to foreign currency translation. The sales change in the third quarter of 2016, excluding foreign currency translation, was an increase of $7.8 million or about 3 percent.

	Net Sales
(In millions)	Q3 2016	Q3 2015	2016 v 2015
Water Systems	$182.0	$173.5	$8.5
Fueling Systems	57.8	59.0	(1.2)
Consolidated	$239.8	$232.5	$7.3

Net Sales-Water Systems
Water Systems sales were $182.0 million in the third quarter 2016, an increase of $8.5 million or about 5 percent versus the third quarter 2015 sales of $173.5 million. Water Systems sales were reduced by $0.2 million in the quarter due to foreign currency translation. Excluding foreign currency translation, Water Systems sales were up about 5 percent compared to the third quarter 2015.

Water Systems sales in the U.S. and Canada represented 37 percent of consolidated sales and increased by about 2 percent compared to the prior year. Water Systems sales in the U.S and Canada were reduced by $0.1 million in the quarter due to foreign currency translation. In the third quarter 2016, sales of groundwater pumping equipment grew by about 13 percent. The growth in groundwater equipment sales was led by a 17 percent increase in residential systems. Sales of groundwater pumping systems for agricultural applications grew by about 2 percent. Third quarter 2016 sales of mobile dewatering equipment in the U.S. and Canada declined sharply due to reduced demand from equipment rental customer.

Water Systems sales in Europe, the Middle East and Africa were about 16 percent of consolidated sales and declined by about 3 percent compared to the third quarter 2015.  Water Systems sales were reduced by about 3 percent in the quarter due to foreign currency translation.  Sales in  the Europe, Middle East and Africa region were flat excluding the impact of foreign currency translation.  Within this region, our business unit in Turkey had increased sales which were offset by lower sales in other regional business units primarily due to the political and economic turmoil in certain parts of the region as well as the lower price of oil.

Water Systems sales in Latin America were about 15 percent of consolidated sales for the third quarter and increased by about 15 percent compared to the third quarter of the prior year. Water Systems sales grew by $0.9 million or about 3 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, Latin American sales increased by about 12 percent compared to the third quarter 2015. This growth in sales was led by increased sales in Brazil and Mexico. This sales growth is a result of increasing demand for Franklin submersible pumps and motors, customer acceptance of the many product line upgrades that have been implemented over the past two years, and general market conditions.

Water Systems sales in the Asia Pacific region were 8 percent of consolidated sales and grew about 19 percent compared to the third quarter prior year. Excluding the impact of foreign currency translation, Asia Pacific sales grew by about 18 percent compared to the third quarter 2015. The Asia Pacific region experienced year over year growth in groundwater product sales of 24 percent due in part to generally favorable weather conditions.

Net Sales-Fueling Systems
Fueling Systems sales represented 24 percent of consolidated sales and were $57.8 million in the third quarter 2016, a decrease of $1.2 million or about 2 percent versus the third quarter 2015 sales of $59.0 million. Fueling Systems sales decreased by $0.3 million or about 1 percent in the quarter due to foreign currency translation. Fueling Systems sales decreased by $0.9 million or about 1 percent after excluding foreign currency translation.

Fueling Systems sales in the U.S. and Canada grew by about 5 percent during the quarter with most of the sales growth coming from fuel pumping products, piping and containment systems. Fueling Systems revenues were down in Europe and Asia Pacific in part due to lower capital spending on new filling station development by major oil companies and due to the timing of customer shipments.

Cost of Sales
Cost of sales as a percent of net sales for the third quarter of 2016 and 2015 was 64.4 percent and 67.0 percent, respectively. Correspondingly, the gross profit margin increased to 35.6 percent from 33.0 percent, a 260 basis point improvement. The Company’s consolidated gross profit was $85.5 million for the third quarter of 2016, an increase of $8.7 million, or about 11 percent, from the third quarter of 2015 gross profit of $76.8 million. The gross profit margin increase was primarily due to favorable pricing, lower direct material costs and an improved sales mix of Water Systems products.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $55.4 million in the third quarter of 2016 compared to $47.7 million in the third quarter of prior year, an increase of $7.7 million or about 16 percent. The Company’s SG&A expense increase in the quarter was primarily due to higher variable compensation expenses of about $4.0 million. Marketing and Selling related expenses increased about $1.0 million to support sales growth and Research Development & Engineering (RD&E) expense increased by $0.8 million in the quarter.

Restructuring (Income)/Expense
Restructuring income for the third quarter of 2016 was $1.7 million and caused a $0.02 increase in diluted earnings per share. Restructuring income for the third quarter 2016 included a gain of $2.0 million from the sale of land and building in Brazil and $0.3 million in expenses related to equipment transfers, freight and relocation cost related to the transfer of production activities and other restructuring costs from continued manufacturing realignments.

Restructuring expenses for the third quarter of 2015 were $1.3 million and caused a $0.02 reduction in diluted earnings per share. Restructuring expenses for the third quarter 2015 included $0.6 million in severance cost, $0.1 million in expenses related to equipment transfers, freight and relocation cost primarily in Europe related to the transfer of production activities from Germany to the Czech Republic and $0.6 million of other restructuring costs from continued manufacturing realignments.

Operating Income
Operating income was $31.8 million in the third quarter of 2016, up $4.0 million or about 14 percent from $27.8 million in the third quarter of 2015.

	Operating income (loss)
(In millions)	Q3 2016	Q3 2015	2016 v 2015
Water Systems	$30.0	$23.1	$6.9
Fueling Systems	15.2	15.4	(0.2)
Other	(13.4)	(10.7)	(2.7)
Consolidated	$31.8	$27.8	$4.0

There were specific items in the third quarter of 2016 and 2015 that impacted operating income that were not operational in nature. In the third quarter of 2016 there were two such items: $1.7 million of restructuring income and $0.3 million related to executive transition.

In the third quarter of 2015 there were three such items: $1.3 million of restructuring charges, $0.3 million related to executive transition and $0.1 million related to business realignment cost, primarily severance, in targeted fixed cost reduction actions.

The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of operating income after non-GAAP adjustments and percent operating income to net sales after non–GAAP adjustments (operating income margin after non-GAAP adjustments). The Company believes this information helps investors understand underlying trends in the Company's business more easily. The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Operating Income and Margins
Before and After Non-GAAP Adjustments
(In millions)	For the Third Quarter 2016
	Water	Fueling	Other	Consolidated
Reported Operating Income / (Loss)	$30.0	$15.2	$(13.4)	$31.8
% Operating Income To Net Sales	16.5%	26.3%		13.3%

Non-GAAP Adjustments:
Restructuring	$(1.8)	$0.1	$—	$(1.7)
Non-GAAP	$—	$—	$0.3	$0.3
Operating Income / (Loss) after Non-GAAP Adjustments	$28.2	$15.3	$(13.1)	$30.4
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	15.5%	26.5%		12.7%

	For the Third Quarter 2015
	Water	Fueling	Other	Consolidated
Reported Operating Income / (Loss)	$23.1	$15.4	$(10.7)	$27.8
% Operating Income To Net Sales	13.3%	26.1%		12.0%

Non-GAAP Adjustments:
Restructuring	$1.3	$—	$—	$1.3
Non-GAAP	$0.1	$—	$0.3	$0.4
Operating Income / (Loss) after Non-GAAP Adjustments	$24.5	$15.4	$(10.4)	$29.5
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	14.1%	26.1%		12.7%

Operating Income-Water Systems
Water Systems operating income was $30.0 million in the third quarter 2016, up $6.9 million or 30 percent versus the third quarter 2015 as reported and up $3.7 million or 15 percent versus the third quarter 2015 after non-GAAP adjustments. The third quarter operating income margin was 16.5 percent, up 320 basis points from 13.3 percent in the third quarter of 2015. The third quarter operating income margin after non-GAAP adjustments was 15.5 percent, an increase of 140 basis points from the 14.1 percent of net sales in the third quarter of 2015 after non-GAAP adjustments. The increase in basis points was primarily due to improved margins from lower variable costs.

Operating Income-Fueling Systems
Fueling Systems operating income was $15.2 million in the third quarter of 2016, down $0.2 million or about 1 percent compared to $15.4 million in the third quarter of 2015 as reported, and down $0.1 million or 1 percent compared to $15.4 million after non-GAAP adjustments in the third quarter of 2015. The third quarter operating income margin was 26.3 percent, an increase of 20 basis points from the as reported 26.1 percent of net sales in the third quarter of 2015. The third quarter operating income margin after non-GAAP adjustments was 26.5 percent, an increase of 40 basis points from the 26.1 percent of net sales in the third quarter of 2015 after non-GAAP adjustments. The increase in basis points was primarily due to improved margins from lower variable costs.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses. General and administrative expenses after non-GAAP adjustments were higher by about 26 percent, primarily due to higher variable compensation expenses.

Interest Expense
Interest expense for the third quarter of 2016 and 2015 was $2.0 million and $2.6 million, respectively, lower primarily due to reduced average borrowings outstanding.

Other Income or Expense
Other income or expense was income of $1.4 million in the third quarter of 2016 and income of $1.6 million in the third quarter of 2015. Included in other income in the third quarter of 2016 was income from minority interests of $1.2 million and interest income of $0.2 million, primarily derived from the investment of cash balances in short-term securities. Included in other income in the third quarter of 2015 was minority income of $1.0 million and interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a gain for the third quarter of 2016 of $0.4 million. Foreign currency-based transactions produced a loss for the third quarter of 2015 of $0.1 million.

Income Taxes
The provision for income taxes in the third quarter of 2016 and 2015 was $7.9 million and $5.7 million, respectively. The effective tax rate for the third quarter of 2016 was about 27 percent, flat to the third quarter 2015 tax rate before discrete adjustments. The tax rate after discrete adjustments as a percentage of pre-tax earnings for the third quarter of 2016 was about 25 percent primarily due to the favorable impact from share based equity compensation payments. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the third quarter of 2016 was $23.7 million compared to the prior year third quarter net income of $21.0 million. Net income attributable to Franklin Electric Co., Inc. for the third quarter of 2016 was $23.7 million, or $0.50 per diluted share, compared to the prior year third quarter net income attributable to Franklin Electric Co., Inc. of $20.8 million or $0.43 per diluted share. Earnings after non-GAAP adjustments for the third quarter of 2016 were $22.6 million, or $0.48 per diluted share, compared to the prior year third quarter earnings after non-GAAP adjustments of $21.4 million or $0.45 per diluted share.

There were specific items in the third quarter of 2016 and 2015 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the Third Quarter Ended
(In millions)	2016	2015	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$23.7	$20.8	14%
Allocated Undistributed Earnings	$(0.3)	$(0.4)
Earnings for EPS Calculations	$23.4	$20.4	15%
Non-GAAP adjustments, before tax:
Restructuring	$(1.7)	$1.3
Non-GAAP items	$0.3	$0.4

Non-GAAP adjustments, net of tax:
Restructuring	$(1.0)	$0.8
Non-GAAP items	$0.2	$0.2
Earnings after Non-GAAP Adjustments	$22.6	$21.4	6%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Third Quarter Ended
(In millions, except per share data)	2016	2015	Change
Average Fully Diluted Shares Outstanding	46.9	47.3	(1)%

Fully Diluted Earnings Per Share ("EPS") Reported	$0.50	$0.43	16%

Restructuring per Share, net of tax	$(0.02)	$0.02
Non-GAAP items, net of tax	$—	$—

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$0.48	$0.45	7%

First Nine Months of 2016 vs. First Nine Months of 2015

OVERVIEW
Sales and earnings in the first nine months of 2016 were up from the same period last year.  The sales increase was related to volume and price increases partially offset by the negative impact of foreign currency translation on sales. The Company's consolidated gross profit was $250.4 million for the first nine months of 2016, an increase of $21.9 million or about 10 percent from the first nine months of 2015.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first nine months of 2016 were $710.3 million, an increase of $4.7 million or about 1 percent compared to sales in the first nine months of 2015 of $705.6 million.  The incremental impact of sales from acquired businesses was $0.7 million. Sales revenue decreased by $21.8 million or about 3 percent in the first nine months of 2016 due to foreign currency translation. The sales change in the first nine months of 2016, excluding acquisitions and foreign currency translation, was an increase of $25.8 million or about 4 percent.

(In millions)	YTD October 1, 2016	YTD October 3, 2015	2016 v 2015
	Net Sales
Water Systems	$545.4	$544.3	$1.1
Fueling Systems	164.9	161.3	3.6
Consolidated	$710.3	$705.6	$4.7

Net Sales-Water Systems
Water Systems sales were $545.4 million in the first nine months 2016, flat versus the first nine months 2015. The incremental impact of sales from acquired businesses was $0.7 million. Foreign currency translation rate changes decreased sales $20.7 million, or about 4 percent, compared to sales in the first nine months of 2015. The Water Systems sales change in the first nine months of 2016, excluding acquisitions and foreign currency translation, was an increase of $21.1 million or about 4 percent.

Water Systems sales in the U.S. and Canada were 37 percent of consolidated sales and increased by about 2 percent compared to the first nine months of 2015. Sales revenue decreased by $1.9 million or about 1 percent in the first nine months of 2016 due to foreign currency translation. Sales of groundwater pumping equipment increased by about 7 percent. The growth in groundwater equipment sales was led by a 10 percent increase in residential systems. Sales of groundwater pumping systems for agricultural applications grew by about 2 percent. Sales of Pioneer branded mobile dewatering equipment declined by about 14 percent. The decline in mobile dewatering equipment is primarily attributed to reduced demand in the oil and gas end markets.

Water Systems sales in Europe, Middle East and Africa were about 18 percent of consolidated sales and declined by about 6 percent compared to the first nine months of 2015. Water Systems in Europe, the Middle East and Africa were reduced by $8.2 million or about 6 percent due to foreign currency translation. Sales in the Europe, Middle East and Africa region were flat excluding the impact of foreign currency translation.  Within this region, our business unit in Turkey had increased sales which were offset by lower sales in other regional business units primarily due to the political and economic turmoil in certain parts of the region as well as the lower price of oil.

Water Systems sales in Latin America were about 13 percent of consolidated sales for the first nine months and declined by about 4 percent compared to the prior year's first nine months. Sales revenue decreased by $10.1 million or about 10 percent in the first nine months of 2016 due to foreign currency translation. The sales change in the first nine months of 2016, excluding foreign currency translation, was an increase of $6.1 million or about 6 percent. The growth in sales was led by increased sales in Mexico and Brazil, in local currency. This sales growth is a result of increasing demand for Franklin submersible pumps and motors, customer acceptance of the many product line upgrades that have been implemented over the past two years, and general market conditions.

Water Systems sales in the Asia Pacific region were 9 percent of consolidated sales and increased by about 15 percent compared to the first nine months of the prior year. Sales revenue decreased by about 1 percent in the first nine months of 2016 due to foreign currency translation. The sales change in the first nine months of 2016, excluding foreign currency translation, was an increase about 16 percent. The Asia Pacific region experienced strong year over year growth in Southeast Asia and Australia.

Net Sales-Fueling Systems
Fueling Systems sales were $164.9 million or about 23 percent of consolidated sales in the first nine months of 2016 and increased $3.6 million or about 2 percent from the first nine months of 2015. Foreign currency translation rate changes decreased sales $1.1 million or about 1 percent compared to sales in the first nine months of 2015. The Fueling Systems sales change in the first nine months of 2016, excluding foreign currency translation, was an increase of $4.7 million or about 3 percent.

Fueling Systems sales in the U.S. and Canada grew by about 6 percent during the first nine months with sales growth coming from most product lines, especially in piping. Outside the U.S. and Canada, Fueling Systems revenues were down overall with increased sales in India more than offset by a sales decline in Europe principally due to a reduction in the sale of storage tanks that support North Sea oil production.

Cost of Sales
Cost of sales as a percent of net sales for the first nine months of 2016 and 2015 was 64.7 percent and 67.6 percent, respectively. Correspondingly, the gross profit margin was 35.3 percent and 32.4 percent for the first nine months of both years. The Company's consolidated gross profit was $250.4 million for the first nine months of 2016, up $21.9 million from the gross profit of $228.5 million in the first nine months of 2015. The gross profit margin increase was primarily due to favorable pricing, lower direct material costs and lower fixed costs.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $165.7 million in the first nine months of 2016 and increased by $6.5 million or 4 percent in the first nine months of 2016 compared to $159.2 million the first nine months of last year. The Company’s SG&A expense increase in the first nine months of 2016 was primarily due to higher variable compensation expenses of about $6.5 million and RD&E spending of $1.2 million on new product development costs. These increases were partially offset by lower fixed cost from the effect of foreign currency translation.

Restructuring (Income)/Expense
Restructuring income for the first nine months of 2016 was $0.9 million and improved diluted earnings per share by approximately $0.01. Restructuring income for the first nine months of 2016 included a gain of $2.0 million from the sale of land and building in Brazil and $1.1 million in expenses related to severance, equipment transfers, freight and relocation cost related to the transfer of production activities and other restructuring costs from continued manufacturing realignments. Restructuring expenses for the first nine months of 2015 were $2.5 million and reduced diluted earnings per share by $0.03. Restructuring expenses were primarily related to the continuing European and Brazilian manufacturing realignments. Restructuring expenses were primarily severance expenses, equipment relocations and other miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $85.6 million in the first nine months of 2016, up $18.8 million or about 28 percent from $66.8 million in the first nine months of 2015.

(In millions)	YTD October 1, 2016	YTD October 3, 2015	2016 v 2015
	Operating income (loss)
Water Systems	$85.6	$66.8	$18.8
Fueling Systems	40.9	37.4	3.5
Other	(40.9)	(37.4)	(3.5)
Consolidated	$85.6	$66.8	$18.8

There were specific items in the first nine months of 2016 and 2015 that impacted operating income that were not operational in nature.

In the first nine months of 2016 they were as follows:

•
There was $0.9 million of restructuring income. Restructuring included a gain of $2.0 million from the sale of land and building in Brazil and restructuring expenses of $1.1 million in other miscellaneous manufacturing realignment activities, primarily related to the continued European and Brazilian realignment activities.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the First Nine Months of 2016
	Water	Fueling	Other	Consolidated
Reported Operating Income / (Loss)	$85.6	$40.9	$(40.9)	$85.6
% Operating Income To Net Sales	15.7%	24.8%		12.1%

Non-GAAP Adjustments:
Restructuring	$(1.4)	$0.5	$—	$(0.9)
Non-GAAP	$—	$—	$0.9	$0.9
Operating Income / (Loss) after Non-GAAP Adjustments	$84.2	$41.4	$(40.0)	$85.6
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	15.4%	25.1%		12.1%

	For the First Nine Months of 2015
	Water	Fueling	Other	Consolidated
Reported Operating Income / (Loss)	$66.8	$37.4	$(37.4)	$66.8
% Operating Income To Net Sales	12.3%	23.2%		9.5%

Non-GAAP Adjustments:
Restructuring	$2.2	$0.3	$—	$2.5
Non-GAAP	$0.6	$0.1	$0.9	$1.6
Operating Income / (Loss) after Non-GAAP Adjustments	$69.6	$37.8	$(36.5)	$70.9
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	12.8%	23.4%		10.0%

Operating Income-Water Systems
Water Systems operating income was $85.6 million in the first none months of 2016, up $18.8 million or 28 percent versus the first nine months of 2015 as reported and up $14.6 million or 21 percent versus the first nine months of 2015 after non-GAAP adjustments. The first nine months of 2016 as reported operating income margin was 15.7 percent, up 340 basis points from 12.3 percent in the first nine months of 2015. The first nine months operating income margin after non-GAAP adjustments was 15.4 percent and increased by 260 basis points compared to the first nine months of 2015. Operating income margin after non-GAAP adjustments increased in Water Systems primarily due to pricing, lower direct material costs and operating leverage.

Operating Income-Fueling Systems
Fueling Systems operating income was $40.9 million in the first nine months of 2016, up $3.5 million or about 9 percent compared to $37.4 million in the first nine months of 2015 as reported, and up $3.6 million or 10 percent compared to $37.8 million after non-GAAP adjustments in the first nine months of 2015. The first nine months of 2016 as reported operating income margin was 24.8 percent, an increase of 160 basis points from the as reported 23.2 percent of net sales in the first nine months of 2015. The first nine months operating income margin after non-GAAP adjustments was 25.1 percent up 170 basis points compared to the 23.4 percent of net sales in the first nine months of 2015. Operating income margin after non-GAAP adjustments increased in Fueling Systems due to pricing, lower direct material costs and operating leverage.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses. General and administrative expenses after non-GAAP adjustments were up about 10 percent compared to last year primarily due to higher incentive compensation.

Interest Expense
Interest expense for the first nine months of 2016 and 2015 was $6.6 million and $7.7 million, respectively.

Other Income or Expense
Other income or expense was a gain of $2.8 million in the first nine months of 2016. Included in other income in the first nine months of 2016 was minority income $1.7 million and interest income of $0.8 million, primarily derived from the investment of cash balances in short-term securities. The first nine months of 2015 was a gain of $6.0 million. Included in other income in the first nine months of 2015 was minority income $2.7 million and interest income of $0.6 million, primarily derived from the investment of cash balances in short-term securities. The Company also realized a gain on the redeemable non-controlling interest liability in the first nine months of 2015 of about $2.7 million.

Foreign Exchange
Foreign currency-based transactions produced a gain for the first nine months of 2016 of $0.6 million. Foreign currency-based transactions had no impact for the first nine months of 2015.

Income Taxes
The provision for income taxes in the first nine months of 2016 and 2015 was $20.8 million and $7.6 million, respectively. The effective tax rate for the first nine months of 2016 was about 25 percent and, before the impact of discrete events, was about 27 percent. Discrete adjustments during the first nine months of 2016 were primarily due to the favorable impact from equity compensation share based payments. The effective tax rate for the first nine months of 2015 was about 12 percent and, before the impact of discrete events, was about 27 percent. Discrete adjustments during the first nine months of 2015 were the reversal of a deferred tax liability created in 2012 when the Company acquired the controlling interest in the Pioneer subsidiary and realized a gain on the then equity investment in Pioneer. This first nine months tax benefit of about $4.8 million was treated as a non-GAAP adjustment. Because in 2012, the gain was treated as a non-GAAP adjustment, the Company is now consistently treating the reversal of the tax liability related to that gain as a non-GAAP adjustment and reducing reported Earnings per Share in the first nine months of 2015 by $0.10 cents. The Company also realized a gain on the redeemable non-controlling interest liability in the first nine months of 2015 of about $2.7 million which is included in ‘Other income’. This purchase transaction also resulted in other tax benefits of about $2.5 million, which were expensed through the Company’s earnings in prior years as well as a 2015 benefit of about $1.0 million related to the 2015 gain. The effective tax rate for the first nine months of 2016 and 2015 was about 27 percent before discrete adjustments. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the first nine months of 2016 was $61.5 million compared to 2015 first nine months net income of $57.4 million. Net income attributable to Franklin Electric Co., Inc. for the first nine months of 2016 was $61.1 million, or $1.28 per diluted share, compared to 2015 first nine months net income attributable to Franklin Electric Co., Inc. of $56.8 million or $1.17 per diluted share. Earnings after non-GAAP adjustments for the first nine months of 2016 were $59.7 million, or $1.28 per diluted share, compared to the prior year first nine months earnings after non-GAAP adjustments of $53.6 million or $1.12 per diluted share.

There were specific items in the first nine months of 2016 and 2015 that impacted net income attributable to Franklin Electric Co., Inc. that were not operational in nature.  The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of earnings after non-GAAP adjustments and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the First Nine Months
(in millions)	2016	2015	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$61.1	$56.8	8%
Allocated Undistributed Earnings	$(1.4)	$(0.9)
Earnings for EPS Calculations	$59.7	$55.9	7%

Non-GAAP adjustments (before tax):
Restructuring	$(0.9)	$2.5
Non-GAAP items	$0.9	$1.6
Pioneer tax benefits on equity gain	$—	$(4.8)

Non-GAAP adjustments, net of tax:
Restructuring	$(0.5)	$1.5
Non-GAAP items	$0.5	$1.0
Pioneer tax benefits on equity gain	$—	$(4.8)
Earnings after Non-GAAP Adjustments	$59.7	$53.6	11%

Earnings Per Share Before and After Non-GAAP Adjustments	For the First Nine Months
(in millions except Earnings Per Share)	2016	2015	Change
Average Fully Diluted Shares Outstanding	46.7	47.8	(2)%
Fully Diluted Earnings Per Share ("EPS") Reported	$1.28	$1.17	9%
Restructuring Per Share, net of tax	$(0.01)	$0.03
Non-GAAP items, net of tax	$0.01	$0.02
Pioneer tax benefits on equity gain	$—	$(0.10)

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$1.28	$1.12	14%

CAPITAL RESOURCES AND LIQUIDITY

Overview
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreement, and long-term debt funds available.

On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life (the "New York Life Agreement") for $150.0 million maximum aggregate principal borrowing capacity and the Company authorized the issuance of $75.0 million of floating rate senior notes due May 27, 2025. These senior notes have a floating interest rate of one-month USD LIBOR plus a spread of 1.35 percent with interest-only payments due on a monthly basis. As of October 1, 2016, there was $75.0 million remaining borrowing capacity under the New York Life Agreement.

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

On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (as amended as described in this paragraph, the "Prudential Agreement") in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and had at issuance an average life of 10 years with a final maturity in 2019.  On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million.  On December 14, 2011, the Company entered into Amendment No. 4 to the Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Credit Agreement. On December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to extend the effective date to December 31, 2015. On May 5, 2015, the Company entered into Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to increase the total borrowing capacity from $200.0 million to $250.0 million. As of October 1, 2016, the Company has $100.0 million borrowing capacity available under the Prudential Agreement.  Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity.

On December 14, 2006, the Company entered into an amended and restated unsecured, 60-month $120.0 million revolving credit agreement (as amended as described in this paragraph, the “Credit Agreement”). The Credit Agreement provides for various borrowing rate options including interest rates based on the London Interbank Offered Rates (LIBOR) plus interest spreads keyed to the Company’s ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). On December 14, 2011, the Company executed the Second Amended and Restated Credit Agreement, which extended the maturity of the Credit Agreement to December 14, 2016, and increased the commitment amount to $150.0 million. On May 5, 2015, the Company entered into Amendment No. 3 to the Credit Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. As of October 1, 2016, the Company had $144.5 million borrowing capacity under the Credit Agreement as $5.5 million in letters of commercial and standby letters of credit were outstanding and undrawn and no revolver borrowing was drawn and outstanding as of the end of the quarter.

The New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement contain customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws, and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales, and transfers of assets. The covenants also include financial requirements, including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. As of October 1, 2016, the Company was in compliance with all financial covenants. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

At October 1, 2016, the Company had $79.0 million of cash on hand at various locations worldwide. Approximately 12 percent of the cash on hand was in the U.S. and readily accessible. Approximately 59 percent was in Europe, and the remaining 29 percent was in Mexico, Asia Pacific, and other locations combined. On a regular basis the Company reviews international cash balances and, if appropriate based on forecasted expenditures and considerations for the post-tax economic efficiency, will reposition cash among its global entities. Global cash balances are invested according to a written policy, and are generally in bank demand accounts and bank time deposits with the preservation of principal as the highest priority.

On October 28, 2016, the Company entered into certain amendments to the Credit Agreement, New York Life Agreement and Prudential Agreement, as described in footnote 17 - Subsequent Event.

Operating Activities
Net cash provided by operating activities was $70.9 million for the nine months ended October 1, 2016 compared to $60.3 million for the nine months ended October 3, 2015. The increase in cash provided by operations in the first nine months of 2016 in comparison to the first nine months of 2015 was largely attributable to large cash outflows in the first half of 2015 related to restructuring costs previously accrued at year-end 2014. In addition, during the first quarter of 2015, the mandatory share purchase liability of $22.9 million for Pioneer was settled, resulting in a non-cash gain and reversal of certain deferred tax liabilities, also non-cash, both of which were adjustments to net income.

Investing Activities
Net cash used in investing activities was $25.1 million for the nine months ended October 1, 2016 compared to $18.4 million for the nine months ended October 3, 2015. The increase was primarily attributable to an increase in capital expenditures during the current period including the purchase of a building during the first quarter of 2016.

Financing Activities
Net cash used in financing activities was $48.1 million for the nine months ended October 1, 2016 compared to cash used of $10.1 million for the nine months ended October 3, 2015. During the nine months ended October 3, 2015, the Company incurred higher borrowings to fund operating requirements and for the Pioneer mandatory share purchase liability and common stock repurchases.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the third quarter ended October 1, 2016. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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

In the third quarter of 2016, the Company began the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system.  The new ERP system was designed to better support our business needs in response to the changing operating environment.  The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting.

Other than the ERP implementation, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company did not repurchase any shares under the plan during the third quarter of 2016. The maximum number of shares that may still be purchased under this plan as of October 1, 2016 is 2,156,362.

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 37.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: November 1, 2016	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2016	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRD QUARTER ENDED OCTOBER 1, 2016

Number	Description

3.1	Amended and Restated Bylaws of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on March 1, 2016)
10.1	Form of Employment Security Agreement between the Company and Jonathan M. Grandon* (filed herewith)
10.2	First Amendment to Note Purchase and Private Shelf Agreement, dated October 28, 2016, by and among the Company, NYL Investors LLC, and the purchasers named therein (filed herewith)
10.3
Amendment No. 1 to Third Amended and Restated Note Purchase and Private Shelf Agreement, dated October 28, 2016, by and among the Company, Prudential Investment Management, Inc., and the purchasers named therein (filed herewith)

10.4
Third Amended and Restated Credit Agreement, dated October 28, 2016, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JP Morgan Chase, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (filed herewith)

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