Form 10-K
period 2016-12-31
FRANKLIN ELECTRIC CO INC
filed 2017-03-01
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at July 1, 2016 (the last business day of the registrant’s most recently completed second quarter) was $1,527,181,567.  The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant's 401(k) Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 15, 2017:
46,382,586 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2017 (Part III).

FRANKLIN ELECTRIC CO., INC.

PART I

ITEM 1. BUSINESS
Description of the Business
Franklin Electric Co., Inc. (“Franklin Electric” or the “Company”) is an Indiana corporation founded in 1944 and incorporated in 1946. Named after America’s pioneer electrical engineer, Benjamin Franklin, Franklin Electric manufactured the first water-lubricated submersible motor for water systems, and the first submersible motor for fueling systems. With 2016 revenue of $949.9 million and approximately 5,200 employees, today the Company designs, manufactures and distributes water and fuel pumping systems, composed primarily of submersible motors, pumps, electronic controls and related parts and equipment.

The Company’s water pumping systems move fresh and waste water for the housing, agriculture, and other industrial end markets. With a growing global footprint, the Company has also evolved into being a top supplier of submersible fueling systems at gas stations, making pumps, pipes, electronic controls, and monitoring devices. Fuel pumping systems account for the balance of the Company’s revenues.

The Company's products are sold worldwide by its employee sales force and independent manufacturing representatives. The Company offers normal and customary trade terms to its customers, no significant part of which is of an extended nature. Special inventory requirements are not necessary, and customer merchandise return rights do not extend beyond normal warranty provisions.

Franklin Electric’s Key Factors for Success
While maintaining a culture of safety and lean principals, Franklin Electric promises to deliver quality, availability, service, innovation, and value in every encounter the Company has with stakeholders, including direct or indirect customers, employees, shareholders, and suppliers. These key factors for success are a roadmap to ensure the Company consistently offers the best value to its customer.

Markets and Applications
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

Water Systems products are sold in highly competitive markets. Water-pumping systems contribute about 75 to 80 percent of revenue. Significant portions of segment revenue come from selling groundwater and surface pumps to residential and commercial buildings, as well as agricultural sales which are more seasonal and subject to commodity price changes. The Water segment generates 40 percent of its revenue in developing markets, which often lack municipal water systems. As those countries bring systems up to date, the Company views those markets as an opportunity. The Company has had 15 to 20 percent compounded annual sales growth in those regions in recent years. Water Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The Company's principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc., and Xylem, Inc.

2016 Water Systems research and development expenditures were primarily related to the following activities:

•	Electronic drives and controls for submersible pumping, above-ground pumping, and HVAC applications

•	Solar pumping technology, including new models and new accessories for the Fhoton™ Solar Pumping Systems

•	Submersible and surface pumps for agricultural and municipal applications

•	Gray water pumping equipment, including the redesigned PowerSewer™ Systems and the IGPDS series dual seal grinder pumps

•	Condensate removal pumps, including the VCC-20-P designed for use in plenum applications

•	Submersible motor technology and motor protection, including ultra-efficient permanent magnet motors

•	Artificial Lift systems for gas well dewatering and oil pumping, including new pump shrouds, abrasion resistant pump geometries, pumps for improved oil handling, and drives for deeper set pumps

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

2016 Fueling Systems research and development expenditures were primarily related to the following activities:

•	Development of a new automatic tank gauge platform

•	Development of a pumping system for alternative fuels

•	Development of new fuel dispensing nozzles

•	Software enhancements to automatic tank gauges

Information Regarding All Reportable Segments
Research and Development
The Company incurred research and development expense as follows:

(In millions)	2016	2015	2014
Research and development expense	$21.5	$18.4	$19.3

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

Major Customers
No single customer accounted for over 10 percent of net sales in 2016, 2015, or 2014. No single customer accounted for over 10 percent of gross accounts receivable in 2016 and 2015.

Backlog
The dollar amount of backlog by segment was as follows:

(In millions)	February 15, 2017	February 17, 2016
Water Systems	$39.4	$44.4
Fueling Systems	25.2	15.0
Consolidated	$64.6	$59.4

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2017.  The Company’s sales in the first quarter are generally less than its sales in other quarters due to generally less water well drilling and overall product sales during the winter months in the Northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

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

Risks Related to the Industry

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

Risks Related to the Business

The Company is exposed to political, economic and other risks that arise from operating a multinational business.  The Company has significant operations outside the United States, including Europe, South Africa, Brazil, Mexico, India, China, and Turkey.  Further, the Company obtains raw materials and finished goods from foreign suppliers.  Accordingly, the Company’s business is subject to political, economic, and other risks that are inherent in operating a multinational business.  These risks include, but are not limited to, the following:

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

The Company has significant investments in foreign entities and has significant sales and purchases in foreign denominated currencies creating exposure to foreign currency exchange rate fluctuations. The Company has significant investments outside the United States, including Europe, South Africa, Brazil, Mexico, India, China, and Turkey.  Further, the Company has sales and makes purchases of raw materials and finished goods in foreign denominated currencies.  Accordingly, the Company has exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar.  Foreign currency exchange rate risk is partially mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of inter-company balances, limited use of foreign currency denominated debt, and application of derivative instruments when appropriate. To the extent that these mitigating strategies are not successful, foreign currency rate fluctuations can have a material adverse impact on the Company's international operations or on the business as a whole.

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

Changes in tax legislation regarding the Company's foreign earnings could materially affect future results. Since the Company operates in different countries and is subject to taxation in different jurisdictions, the Company’s future effective tax rates could be impacted by changes in such countries’ tax laws or their interpretations.  Both domestic and international tax laws are subject to change as a result of changes in fiscal policy, legislation, evolution of regulation and court rulings.  The application of these tax laws and related regulations is subject to legal and factual interpretation, judgment, and uncertainty.  Changes to the U.S. international tax laws could limit U.S. deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit and “check-the-box” rules.  The Company cannot predict whether any proposed changes in U.S. tax laws will be enacted into law or what, if any, changes may be made to any such proposals prior to their being enacted into law.  If the U.S. tax laws change in a manner that increases the Company’s tax obligation, it could have a material adverse impact on the Company’s results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Franklin Electric serves customers worldwide with over 125 manufacturing and distribution facilities located in over 20 countries. The Global Headquarters is located in Fort Wayne, Indiana, United States and houses sales, marketing, and administrative offices along with a state of the art research and engineering facility. Besides the owned corporate facility, the Company considers the following to be principal properties:

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of December 31, 2016, are as follows:

Name	Age	Position Held	Period Holding Position
Gregg C. Sengstack	58	Chairman of the Board and Chief Executive Officer	2015 - present
		President and Chief Executive Officer	2014 - 2015
		President and Chief Operating Officer	2011 - 2014
Robert J. Stone	52	Senior Vice President and President, International Water Systems	2012 - present
		Senior Vice President and President, Americas Water Systems Group	2007 - 2012
Daniel J. Crose	69	Vice President, Global Water Product Supply	2011 - present
DeLancey W. Davis	51	Vice President and President, North America Water Systems	2012 - present
Donald P. Kenney	56	Vice President and President, Energy Systems	2014 - present
		President, Energy Systems	2013 - 2014
		President, Fueling Systems	1991 - 2013
John J. Haines	53	Vice President, Chief Financial Officer	2008 - present
Julie S. Freigang	49	Vice President, Chief Information Officer	2015 - present
		Chief Information Officer	2014 - 2015
		Vice President, Information Technologies - Eaton Corporation	2011 - 2014
Steven W. Aikman	57	Vice President, Global Water Systems Engineering	2010 - present
Jonathan M. Grandon	41	Vice President, Chief Administrative Officer, General Counsel and Secretary	2016 - present
		Vice President, Integration - Zimmer Biomet	2015 - 2016
		Senior Vice President and General Counsel - Biomet	2014 - 2015
		Vice President and Division General Counsel, Associate General Counsel, Corporate - Biomet	2013 - 2014
		Partner - Ropes & Gray LLP	2008 - 2013

All executive officers are elected annually by the Board of Directors at the Board meeting held in conjunction with the annual meeting of shareholders. All executive officers hold office until their successors are duly elected or until their death, resignation, or removal by the Board.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of shareholders of record as of February 15, 2017 was 762. The Company's stock is traded on the NASDAQ Global Select Market under the symbol FELE.

Dividends paid and the price range per common share as quoted by the NASDAQ Global Select Market for 2016 and 2015 were as follows:

	Dividends per Share		Price per Share
	2016	2015	2016		2015
			Low	High	Low	High
1st Quarter	$.0975	$.0900	$23.93	$32.71	$33.45	$39.12
2nd Quarter	.1000	.0975	30.58	35.37	32.13	39.56
3rd Quarter	.1000	.0975	32.65	40.71	26.75	31.67
4th Quarter	.1000	.0975	34.90	44.50	26.91	35.11

The Company has increased dividend payments on an annual basis for 24 consecutive periods. The payment of dividends in the future will be determined by the Board of Directors and will depend on business conditions, earnings, and other factors.
Issuer Purchases of Equity Securities
In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company did not repurchase any shares under this plan during the fourth quarter of 2016. The maximum number of shares that may still be purchased under this plan as of December 31, 2016 is 2,156,362.

Stock Performance Graph
The following graph compares the Company's cumulative total shareholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Guggenheim S&P Global Water Index and the Russell 2000 Index.

Hypothetical $100 invested on December 31, 2011 (fiscal year-end 2011) in Franklin Electric common stock (FELE), Guggenheim S&P Global Water Index, and Russell 2000 Index, assuming reinvestment of dividends:

	YE 2011	2012	2013	2014	2015	2016
FELE	$100	$142	$205	$172	$124	$179
Guggenheim S&P Global Water	100	119	148	152	150	161
Russell 2000	100	116	162	169	162	196

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements. The information set forth below is not necessarily indicative of future operations.

Five Year Financial Summary

(In thousands, except per share amounts and ratios)	2016	2015	2014	2013	2012
			(c)		(d)
Operations:
Net sales	$949,856	$924,923	$1,047,777	$965,462	$891,345
Gross profit	331,406	297,608	344,410	331,514	301,664
Interest expense	8,732	10,039	10,735	10,597	10,208
Income tax expense	24,798	12,625	18,851	28,851	32,250
Net income attributable to Franklin Electric Co., Inc.	78,745	72,945	69,806	81,958	82,864
Depreciation and amortization	35,534	35,476	37,210	31,356	28,335
Capital expenditures	37,624	25,933	42,396	67,206	42,062
Balance sheet:
Working capital (a)(b)(e)	326,058	293,450	268,434	333,880	283,278
Property, plant, and equipment, net	196,137	190,039	209,786	208,596	171,975
Total assets (a)	1,039,905	996,111	1,075,797	1,051,770	976,283
Long-term debt (a)	156,544	187,806	143,605	174,063	150,633
Shareholders’ equity	613,445	557,700	596,840	595,707	514,406
Other data:
Net income attributable to Franklin Electric Co., Inc., to sales	8.3%	7.9%	6.7%	8.5%	9.3%
Net income attributable to Franklin Electric Co., Inc., to average total assets	7.7%	7.0%	6.6%	8.1%	9.2%
Current ratio (b)(f)	3.1	3.0	2.3	3.4	2.9
Number of common shares outstanding	46,376	46,219	47,594	47,715	47,132
Per share:
Market price range
High	$44.50	$39.56	$45.42	$45.62	$30.98
Low	$23.93	$26.75	$33.93	$29.95	$22.77
Net income attributable to Franklin Electric Co., Inc., per weighted average common share	$1.67	$1.52	$1.43	$1.70	$1.76
Net income attributable to Franklin Electric Co., Inc., per weighted average common share, assuming dilution	$1.65	$1.50	$1.41	$1.68	$1.73
Book value (g)	$13.12	$11.73	$12.38	$12.38	$10.78
Dividends per common share	$0.3975	$0.3825	$0.3475	$0.3050	$0.2850

(a)
In 2016, the Company adopted Financial Accounting Standard Board ("FASB") Accounting Standard Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU required retrospective adoption; therefore, years 2015, 2014, 2013, and 2012 were restated above to reflect the adoption of the ASU. See Note 2 for additional information regarding this ASU.

(b)
Balances as of year-end 2014, 2013, 2012, and 2011 were not retrospectively adjusted for the adoption of ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which related to the presentation of deferred taxes.

(c)
Includes the results of operations of the Company's 100% wholly owned subsidiary, Bombas Leao S.A., since its acquisition in the second quarter of 2014, and 90% of the Company's owned subsidiary, Impo Motor Pompa Sanayi ve Ticaret A.S., since the Company's acquisition of an additional 10% in the second quarter of 2014.

(d)
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

(e)	Working capital = Current assets minus current liabilities.

(f)	Current ratio = Current assets divided by current liabilities.

(g)	Book value = Shareholders’ equity divided by weighted average common shares, assuming full dilution.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2016 vs. 2015

OVERVIEW

Sales in 2016 increased from the prior year.  Net sales in 2016 were $949.9 million, an increase of about 3 percent compared to 2015 sales of $924.9 million. The sales increase was attributable to both volume and price increases partially offset by the impact of foreign currency translation as the US dollar strengthened against certain foreign currencies. The Company's consolidated gross profit was $331.4 million for 2016, an increase of $33.8 million or about 11 percent from 2015. The gross profit as a percent of net sales increased 270 basis points to 34.9 percent in 2016 from 32.2 percent in 2015. The gross profit margin change was due primarily to favorable pricing, lower direct material costs and lower fixed cost on higher sales. For 2016, diluted earnings per share were $1.65, an increase of 10 percent compared to 2015 diluted earnings per share of $1.50. Adjusted earnings per share were $1.66, an increase of 13 percent versus the $1.47 adjusted earnings per share in 2015 (see the table below for a reconciliation of the GAAP EPS to the adjusted EPS).

RESULTS OF OPERATIONS

Net Sales
Net sales in 2016 were $949.9 million, an increase of $25.0 million or about 3 percent compared to 2015 sales of $924.9 million.  The incremental impact of sales from acquired businesses was $0.7 million.  Sales revenue decreased by $23.2 million or about 2 percent in 2016 due to foreign currency translation. The sales change in 2016, excluding acquisitions and foreign currency translation, was an increase of $47.5 million or about 5 percent.

	Net Sales
(In millions)	2016	2015	2016 v 2015
Water Systems	$723.2	$707.6	$15.6
Fueling Systems	226.7	217.3	9.4
Consolidated	$949.9	$924.9	$25.0

Net Sales-Water Systems
Water Systems sales were $723.2 million in 2016, an increase of $15.6 million or 2 percent versus 2015. The incremental impact of sales from acquired businesses was $0.7 million.  Foreign currency translation rate changes decreased sales $21.4 million, or about 3 percent, compared to sales in 2015. The sales change in 2016, excluding acquisitions and foreign currency translation, was an increase of $36.3 million or about 5 percent.

Water Systems sales in the U.S. and Canada were 36 percent of consolidated sales and increased by about 5 percent in 2016 compared to the prior year. Sales revenue decreased by $2.1 million or less than 1 percent in 2016 due to foreign currency translation. The sales change in 2016, excluding acquisitions and foreign currency translation, was an increase of $16.4 million or about 5 percent. In 2016, sales of groundwater pumping equipment increased by about 9 percent. The growth in groundwater equipment sales was led by a 12 percent increase in sales of products for both residential and agricultural applications. Sales of Pioneer branded mobile dewatering equipment declined by about 12 percent. The decline in mobile dewatering equipment is primarily attributed to reduced demand in the oil and gas end markets.

Water Systems sales in Europe, Middle East and Africa were about 17 percent of consolidated sales and declined by about 4 percent compared to 2015. Water Systems in Europe, the Middle East and Africa were reduced by $10.5 million or about 6 percent due to foreign currency translation. Excluding the impact of foreign currency translation, sales were up in 2016 by about 2 percent compared to 2015. The growth was driven by strong sales of groundwater pumping equipment in Turkey.
In local currency sales in Turkey grew; however, this growth was offset by sales declines in other parts of the region due to political and economic turmoil and the lower price of oil which reduced investment by the public sector, particularly in Saudi Arabia.

Water Systems sales in Latin America were about 14 percent of consolidated sales for 2016 and declined by about 1 percent compared to 2015.  Sales revenue decreased by $8.5 million or about 7 percent in 2016 due to foreign currency translation. The sales change in 2016, excluding foreign currency translation, was an increase of $7.4 million or about 6 percent. The growth in sales was led by increased sales in Mexico and Brazil, in local currency. This sales growth is a result of increasing demand for

Franklin submersible pumps and motors, customer acceptance of the many product line upgrades that have been implemented over the past two years, and general market conditions.

Water Systems sales in the Asia Pacific region were 9 percent of consolidated sales and grew by about 12 percent compared to the prior year. Foreign currency translation rate changes decreased sales in 2016 in the Asia Pacific region by less than a percent. The Asia Pacific region experienced strong year over year growth in Southeast Asia and Australia.

Net Sales-Fueling Systems
Fueling Systems sales which represented 24 percent of consolidated sales were $226.7 million in 2016, an increase of $9.4 million or about 4 percent versus 2015. Foreign currency translation rate changes decreased sales $1.8 million or about 1 percent compared to sales in 2015. The sales change in 2016, excluding acquisitions and foreign currency translation, was an increase of $11.2 million or about 5 percent.

Fueling Systems sales in the U.S. and Canada grew by about 8 percent in 2016 compared to the prior year with sales growth coming from most product lines, most significantly our pumping and fuel management systems. Fueling Systems sales in the rest of the world were down about 2 percent year over year. In 2016, Fueling Systems revenues increased in the Asia Pacific regions by about 14 percent, driven by higher sales in India. This growth in Asia was more than offset by a sales decline in Europe principally due to a 42 percent decline in the sale of storage tanks that support North Sea oil production.

Cost of Sales
Cost of sales as a percent of net sales for 2016 and 2015 was 65.1 percent and 67.8 percent, respectively. Correspondingly, the gross profit margin increased to 34.9 percent from 32.2 percent, a 270 basis point improvement. The gross profit margin increase was primarily due to lower raw material costs and lower fixed costs. Direct materials as a percentage of sales was 44.8 percent down 210 basis points compared to 46.9 percent last year. This decrease in direct materials was primarily due to favorable pricing and lower direct material costs. The Company's consolidated gross profit was $331.4 million for 2016, up $33.8 million or 11 percent from 2015.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $221.2 million in 2016 and increased by $16.9 million or about 8 percent in 2016 compared to last year. In 2016, increases in SG&A attributable to higher variable compensation expenses were about $12 million or about 6 percent. Additional year over year changes in SG&A costs were primarily in Marketing and Selling related expenses which increased about $2.5 million to support sales growth and, also, Research, Development & Engineering expense which increased by $2.3 million in the year.

Restructuring (Income)/Expense
Restructuring expenses for 2016 netted to a gain of $(0.6) million and increased diluted earnings per share about $0.01. Restructuring expenses for 2016 included a gain of $(2.0) million from the sale of land and building in Brazil and $1.4 million in expenses related to severance and pension costs, equipment relocation expenses, asset write-downs and other costs related to the transfer of production activities and other restructuring costs from continued manufacturing realignments.

Restructuring expenses for 2015 were $3.0 million and decreased diluted earnings per share about $0.04. Restructuring expenses in 2015 included severance and pension costs, equipment relocation expenses, and asset write-downs primarily related to the closure of the Wittlich, Germany facility and other manufacturing realignment activities in Europe and Brazil.

Operating Income
Operating income was $110.8 million in 2016, up $20.4 million from $90.4 million in 2015.

	Operating income (loss)
(In millions)	2016	2015	2016 v 2015
Water Systems	$108.2	$86.7	$21.5
Fueling Systems	56.3	51.5	4.8
Other	(53.7)	(47.8)	(5.9)
Consolidated	$110.8	$90.4	$20.4

There were specific items in 2016 and 2015 that impacted operating income.

In 2016 they were as follows:

•
$(0.6) million of net restructuring charges. Restructuring (income)/expenses in 2016 included a gain of $(2.0) million from the sale of land and building in Brazil, $0.4 million in asset write-offs, $0.2 million in severance and pension cost, $0.2 million expenses related to equipment transfers and freight costs and $0.6 million in other relocation costs primarily related to other manufacturing realignment activities.

•	$1.2 million related to executive transition.

•	$0.1 million in other miscellaneous costs related to closed acquisitions.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the Full Year of 2016
	Water	Fueling	Other	Consolidated
Reported Operating Income/(Loss)	$108.2	$56.3	$(53.7)	$110.8
% Operating Income To Net Sales	15.0%	24.8%		11.7%

Non-GAAP Adjustments:
Restructuring	$(1.2)	$0.6	$—	$(0.6)
Non-GAAP	$0.1	$—	$1.2	$1.3
Operating Income/(Loss) after Non-GAAP Adjustments	$107.1	$56.9	$(52.5)	$111.5
% Operating Income to Net Sales after Non-GAAP adjustments (Operating Income Margin after Non-GAAP Adjustments)	14.8%	25.1%		11.7%

	For the Full Year of 2015
	Water	Fueling	Other	Consolidated
Reported Operating Income/(Loss)	$86.7	$51.5	$(47.8)	$90.4
% Operating Income To Net Sales	12.3%	23.7%		9.8%

Non-GAAP Adjustments:
Restructuring	$2.7	$0.3	$—	$3.0
Non-GAAP	$0.7	$0.2	$1.2	$2.1
Operating Income/(Loss) after Non-GAAP Adjustments	$90.1	$52.0	$(46.6)	$95.5
% Operating Income to Net Sales after Non-GAAP adjustments (Operating Income Margin after Non-GAAP Adjustments)	12.7%	23.9%		10.3%

Operating Income-Water Systems
Water Systems operating income was $108.2 million in 2016, up $21.5 million or 25 percent versus the 2015 as reported and up $17.0 million or 19 percent versus the 2015 after non-GAAP adjustments. The 2016 operating income margin was 15.0 percent, up 270 basis points from 12.3 percent in 2015. The 2016 operating income margin after non-GAAP adjustments was 14.8 percent, an increase of 210 basis points from the 12.7 percent of net sales in 2015 after non-GAAP adjustments. The increase in basis points was primarily due to improved margins from lower variable costs.

Operating Income-Fueling Systems
Fueling Systems operating income was $56.3 million in 2016, up $4.8 million or about 9 percent compared to $51.5 million in 2015 as reported, and up $4.9 million or 9 percent compared to $52.0 million after non-GAAP adjustments in 2015. The 2016 operating income margin was 24.8 percent, an increase of 110 basis points from the as reported 23.7 percent of net sales in 2015. The 2016 operating income margin after non-GAAP adjustments was 25.1 percent, an increase of 120 basis points from the 23.9 percent of net sales in 2015 after non-GAAP adjustments. The increase in basis points was primarily due to improved margins from lower variable costs.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses.  General and administrative expenses after non-GAAP adjustments were higher by about 13 percent, primarily due to higher variable compensation expenses.

Interest Expense
Interest expense for 2016 and 2015 was $8.7 million and $10.0 million, respectively.

Other Income or Expense
Other income or expense was a gain of $1.0 million in 2016. Included in other income or expense in 2016 was minority income of $1.7 million and interest income of $1.0 million, primarily derived from the investment of cash balances in short-term securities. In 2016, other expenses also included the reversal of an indemnification receivable related to a contingent tax liability for $1.9 million recorded at the time of a foreign acquisition.  The contingent tax liability was for the same amount and was also reversed in 2016 and the benefit was recorded in the income tax provision. Other income or expense was income of $6.9 million in 2015. Included in other income or expense in 2016 was minority income of $2.8 million and interest income of $1.3 million, primarily derived from the investment of cash balances in short-term securities. The Company also realized a gain on the settlement of the redeemable non-controlling interest liability in the first quarter of 2015 of about $2.7 million.

Foreign Exchange
Foreign currency-based transactions produced a gain for 2016 of $1.1 million, primarily due to the Turkish lira relative to the U.S. dollar and euro.  Foreign currency-based transactions produced a loss for 2015 of $0.9 million, primarily due to the South African rand, Colombian peso and Australian dollar relative to the U.S. dollar, none of which individually were significant.

Income Taxes
The provision for income taxes in 2016 and 2015 was $24.8 million and $12.6 million, respectively. The tax rate for 2016 was 23.8 percent and 2015 was 14.6 percent. Discrete adjustments in 2016 were primarily due to the favorable impact from equity compensation share based payments and the reversal of a contingent tax liability offset by adjustments to the Company’s valuation allowance against certain state deferred tax assets that are not likely to be realized. Discrete adjustments during 2015 were the reversal of a deferred tax liability of about $4.8 million created in 2012 when the Company acquired the controlling interest in the Pioneer subsidiary and realized a gain on the then equity investment in Pioneer. This purchase transaction also resulted in other tax benefits of about $3.5 million. The tax rate before discrete adjustments for 2016 was about 26 percent and 2015 was about 27 percent. The tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for 2016 was $79.3 million compared to 2015 net income of $73.7 million.  Net income attributable to Franklin Electric Co., Inc. for 2016 was $78.7 million, or $1.65 per diluted share, compared to 2015 net income attributable to Franklin Electric Co., Inc. of $72.9 million or $1.50 per diluted share. Net income attributable to Franklin Electric Co., Inc. after Non-GAAP adjustments for 2016 was $77.4 million, or $1.66 per diluted share, compared to 2015 net income attributable to Franklin Electric Co., Inc. after Non-GAAP adjustments of $69.7 million or $1.47 per diluted share.

There were specific items in 2016 and 2015 that impacted net income attributable to Franklin Electric Co., Inc. The Company refers to these items as “non-GAAP adjustments” for purposes of presenting the non-GAAP financial measures of net income attributable to Franklin Electric Co., Inc. and adjusted EPS.  The Company believes this information helps investors understand underlying trends in the Company's business more easily.  The differences between these non-GAAP financial measures and the most comparable GAAP measures are reconciled in the following tables:

Earnings Before and After Non-GAAP Adjustments	For the Full Year
(in millions)	2016	2015	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$78.7	$72.9	8%
Allocated Undistributed Earnings	$(1.7)	$(1.5)
Earnings for EPS Calculations	$77.0	$71.4	8%
Non-GAAP adjustments (before tax):
Restructuring	$(0.6)	$3.0
Non-GAAP items	$1.3	$2.1
Pioneer tax benefits on equity gain	$—	$(4.8)
Non-GAAP adjustments, net of tax:
Restructuring	$(0.4)	$1.8
Non-GAAP items	$0.8	$1.3
Pioneer tax benefits on equity gain	$—	$(4.8)
Earnings after Non-GAAP Adjustments	$77.4	$69.7	11%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Full Year
(in millions except per-share data)	2016	2015	Change
Average Fully Diluted Shares Outstanding	$46.7	$47.6	(2)%

Fully Diluted Earnings Per Share ("EPS") Reported	$1.65	$1.50	10%

Restructuring Per Share, net of tax	$(0.01)	$0.04
Non-GAAP items, net of tax	$0.02	$0.03
Pioneer tax benefits on equity gain	$—	$(0.10)

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$1.66	$1.47	13%

2015 vs. 2014

OVERVIEW

Sales in 2015 decreased from the prior year.  Net sales in 2015 were $924.9 million, a decrease of about 12 percent compared to 2014 sales of $1,047.8 million. The sales decrease was primarily the impact of foreign currency translation as the US dollar strengthened against certain foreign currencies and lower sales volume, partially offset by sales price increases, as well as the Company's acquisitions. The Company's consolidated gross profit was $297.6 million for 2015, a decrease of $46.8 million or about 14 percent from 2014. The gross profit as a percent of net sales decreased 70 basis points to 32.2 percent in 2015 from 32.9 percent in 2014. The gross profit margin change was due primarily to lost leverage on fixed cost due to lower sales. For 2015, diluted earnings per share were $1.50, an increase of 6 percent compared to 2014 diluted earnings per share of $1.41. Adjusted earnings per share were $1.47, a decrease of 16 percent versus the $1.76 adjusted earnings per share in 2014 (see the table below for a reconciliation of the GAAP EPS to the adjusted EPS).

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

There were specific items in 2015 and 2014 that impacted operating income.

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

Operating Income and Margins
Before and After Non-GAAP Adjustments
(in millions)	For the Full Year of 2015
	Water	Fueling	Other	Consolidated
Reported Operating Income/(Loss)	$86.7	$51.5	$(47.8)	$90.4
% Operating Income To Net Sales	12.3%	23.7%		9.8%

Non-GAAP Adjustments:
Restructuring	$2.7	$0.3	$—	$3.0
Non-GAAP	$0.7	$0.2	$1.2	$2.1
Operating Income after Non-GAAP Adjustments	$90.1	$52.0	$(46.6)	$95.5
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	12.7%	23.9%		10.3%

	For the Full Year of 2014
	Water	Fueling	Other	Consolidated
Reported Operating Income/(Loss)	$103.9	$49.7	$(53.5)	$100.1
% Operating Income To Net Sales	12.6%	22.3%		9.6%

Non-GAAP Adjustments:
Restructuring	$16.1	$0.5	$—	$16.6
Non-GAAP	$3.7	$1.5	$2.5	$7.7
Operating Income after Non-GAAP Adjustments	$123.7	$51.7	$(51.0)	$124.4
% Operating Income to Net Sales after Non-GAAP Adjustments (Operating Income Margin after Non-GAAP Adjustments)	15.0%	23.2%		11.9%

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

Income Taxes
The provision for income taxes in 2015 and 2014 was $12.6 million and $18.9 million, respectively. The tax rate for 2015 was 14.6 percent and 2014 was 21.0 percent. Discrete adjustments during 2015 were the reversal of a deferred tax liability created in 2012 when the Company acquired the controlling interest in the Pioneer subsidiary and realized a gain on the then equity investment in Pioneer. This tax benefit of about $4.8 million was treated as a non-GAAP adjustment. Because in 2012, the gain was treated as a non-GAAP adjustment, the Company is now consistently treating the reversal of the tax liability related to that gain as a non-GAAP adjustment and reducing reported Earnings per Share in 2015 by $0.10 cents. The Company also realized a gain on the redeemable non-controlling interest liability in the year of about $2.7 million which is included in ‘Other income’. This purchase transaction also resulted in other tax benefits of about $2.5 million, which were expensed through the Company’s earnings in prior years as well as a benefit of about $1.0 million related to the 2015 gain. The tax rate before discrete adjustments for 2015 was about 27 percent and 2014 was about 26 percent. The tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

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

Earnings Before and After Non-GAAP Adjustments	For the Full Year
(in millions)	2015	2014	Change
Net Income attributable to Franklin Electric Co., Inc. Reported	$72.9	$69.8	4%
Allocated Undistributed Earnings	$(1.5)	$(1.6)
Earnings for EPS Calculations	$71.4	$68.2	5%
Non-GAAP adjustments (before tax):
Restructuring	$3.0	$16.6
Non-GAAP items	$2.1	$7.7
Pioneer tax benefits on equity gain	$(4.8)	$—
Non-GAAP adjustments, net of tax:
Restructuring	$1.8	$11.4
Non-GAAP items	$1.3	$4.7
Pioneer tax benefits on equity gain	$(4.8)	$—
Earnings after Non-GAAP Adjustments	$69.7	$84.3	(17)%

Earnings Per Share Before and After Non-GAAP Adjustments	For the Full Year
(in millions except per-share data)	2015	2014	Change
Average Fully Diluted Shares Outstanding	$47.6	$48.2	(1)%

Fully Diluted Earnings Per Share ("EPS") Reported	$1.50	$1.41	6%

Restructuring Per Share, net of tax	$0.04	$0.24
Non-GAAP items, net of tax	$0.03	$0.11
Pioneer tax benefits on equity gain	$(0.10)	$—

Fully Diluted EPS after Non-GAAP Adjustments (Adjusted EPS)	$1.47	$1.76	(16)%

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at December 31, 2016 is adequate to meet projected needs. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

As of December 31, 2016, the Company had a $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of December 31, 2016, the Company had $294.1 million borrowing capacity under the Credit Agreement as $5.9 million in letters of commercial and standby letters of credit were outstanding and undrawn and no revolver borrowing was drawn and outstanding as of the end of the quarter.

The Company also has other long-term debt borrowings outstanding as of December 31, 2016. See Footnote 11 for additional specifics regarding these obligations and future maturities.

At December 31, 2016, the Company had $74.5 million of cash and cash equivalents held in foreign jurisdictions, which will be used to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If the Company chose to repatriate historical earnings held in foreign jurisdictions, the intention to do so would only be in a tax-efficient manner.

Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents:

(in thousands)	2016	2015	2014
Net cash provided by operating activities	$115.4	$99.6	$47.3
Net cash used in investing activities	(33.8)	(29.6)	(77.7)
Net cash used in financing activities	(51.7)	(41.1)	(44.3)
Impact of exchange rates on cash and cash equivalents	(7.1)	(6.5)	(0.7)
Change in cash and cash equivalents	$22.8	$22.4	$(75.4)

Cash Flows Provided by Operating Activities
2016 vs. 2015
Net cash provided by operating activities was $115.4 million for 2016 compared to $99.6 million for 2015. An increase in cash provided by operations in 2016 was partially attributable to large cash outflows in 2015 related to restructuring costs previously accrued at year-end 2014. The increase in cash provided was partially offset by increased cash used during 2016 for higher receivables and inventory balances compared to year-end 2015, driven by higher sales volumes in 2016. Finally, during 2015 the mandatory share purchase liability of $22.9 million for Pioneer was settled, resulting in a non-cash gain and reversal of certain deferred tax liabilities, also non-cash, both of which were adjustments to net income.

2015 vs. 2014
Net cash provided by operating activities was $99.6 million for 2015 compared to $47.3 million for 2014. The increase in cash provided from operations in 2015 compared to 2014 was primarily due to lower uses of cash for trade receivables and inventory in conjunction with reduced sales in 2015. This increase in cash provided from operations was partially offset by a reduction in outstanding accounts payable balances at year-end 2015 compared to 2014. This reduction was also primarily due to lower year-end inventory levels.

Cash Flows Used in Investing Activities
2016 vs. 2015
Net cash used in investing activities was $33.8 million in 2016 compared to $29.6 million in 2015. During 2016, the Company had increased capital expenditures compared to 2015, primarily attributable to the purchase of a building in the first quarter. Cash expended on this purchase was partially offset with proceeds realized from the sale of an idle building in Brazil which completed during the third quarter of 2016.

2015 vs. 2014
Net cash used in investing activities was $29.6 million in 2015 compared to $77.7 million in 2014. During 2015, the Company used less cash for acquisitions and equity investment purchases compared to 2014. In addition, cash used for capital expenditures during 2015 was less than the previous year as 2014 saw the completion of a new manufacturing facility in Brazil. During 2014, the Company completed the acquisitions of Bombas Leao S.A. (“Bombas Leao”), with cash on hand and short-term borrowings repaid within the year, and two entities in India, with cash on hand.

Cash Flows Used in Financing Activities
2016 vs. 2015
Net cash flows from financing activities were uses of cash of $51.7 million in 2016 compared to $41.1 million in 2015. During 2016, the Company had net repayments of debt of about $30.4 million compared to net borrowings during 2015 of about $43.6 million, resulting in a greater use of cash. The Company paid dividends of $19.1 million in 2016, which was up slightly from $18.9 million in 2015. In addition, in 2015 the Company made a payment of $20.2 million for the Pioneer mandatory share purchase liability and repurchased a significant amount of the Company's common stock, which were both large uses of cash that did not repeat in 2016.

2015 vs. 2014
Net cash flows from financing activities were uses of cash of $41.1 million in 2015 compared to $44.3 million in 2014. During 2015, the Company made a payment of $20.2 million for the Pioneer mandatory share purchase liability. In addition, the Company used cash of $46.3 million to complete the repurchase of about 1.6 million shares of the Company’s common stock pursuant to the Company’s stock repurchase program. Dividends in the amount of $18.9 million were paid to shareholders. The Company also had increased debt borrowings and repayments during 2015 primarily due to the issuance of $75.0 million of debt under the New York Life Agreement, first scheduled Prudential Agreement payment of $30.0 million, and increased Revolver borrowing and repayments.

AGGREGATE CONTRACTUAL OBLIGATIONS
The majority of the Company’s contractual obligations to third parties relate to debt obligations. In addition, the Company has certain contractual obligations for future lease payments and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)					More than
	Total	2017	2018-2019	2020-2021	5 years
Debt	$190.4	$33.7	$62.5	$2.4	$91.8
Debt interest	29.3	7.5	8.1	4.5	9.2
Capital leases	0.1	—	0.1	—	—
Operating leases	21.4	7.4	9.2	4.1	0.7
Purchase obligations	10.8	10.8	—	—	—
	$252.0	$59.4	$79.9	$11.0	$101.7

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in estimated future payments of approximately $6 million in 2017.  The Company also has unrecognized tax benefits, none of which are included in the table above.  The unrecognized tax benefits of approximately $1.3 million have been recorded as liabilities and the Company is uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $1.1 million.

ACCOUNTING PRONOUNCEMENTS

Accounting Standards Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases found in Accounting Standards Codification ("ASC") Topic 840. This ASU requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The Company has begun the evaluation process for the adoption of the ASU, and anticipates that the majority of the Company’s outstanding operating leases would be recognized as right-of-use assets and lease liabilities upon adoption, resulting in a significant impact to the Company’s Consolidated Balance Sheets. The impact of this ASU is non-cash in nature and will not affect the Company’s cash position. The impact to the Company’s results of operations is still being evaluated.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs are effective for interim and annual reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt these standards. The Company will adopt ASU 2014-09 beginning in the first quarter of 2018 using the modified retrospective approach.  The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  Management evaluates its estimates on an ongoing basis.  Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There were no material changes to estimates or methodologies used to develop those estimates in 2016.

The Company’s critical accounting estimates are identified below:

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

Trade Names and Goodwill
According to FASB ASC Topic 350, Intangibles - Goodwill and Other, intangible assets with indefinite lives must be tested for impairment at least annually or more frequently as warranted by triggering events that indicate potential impairment.  The Company uses a variety of methodologies in conducting impairment assessments including income and market approaches.  For indefinite-lived assets apart from goodwill, primarily trade names for the Company, if the fair value is less than the carrying amount, an impairment charge is recognized in an amount equal to that excess.  The Company has not made any material changes to the method of evaluating impairments during the last three years.

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

In assessing the recoverability of goodwill, the Company determines the fair value of its reporting units by utilizing a combination of both the market value and income approaches. The market value approach compares the reporting units' current and projected financial results to entities of similar size and industry to determine the market value of the reporting unit. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends, as well as the effects of demand and competition. The Company may be required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units is below their associated carrying values. Goodwill included on the balance sheet as of the fiscal year ended 2016 was $199.6 million.

During the fourth quarter of 2016, the Company completed its annual impairment test of goodwill and tradenames and determined the fair value of all intangibles were substantially in excess of the respective carrying values.  Significant judgment is required to determine if an indication of impairment has taken place.  Factors to be considered include the following: adverse changes in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable declines in market data such as market capitalization.  A 10 percent decrease in the fair value estimates used in the impairment test would not have changed this determination.  The sensitivity analysis required the use of numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.  Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in changes to the aggregation assumptions and impairment determination.

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

The Company's operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. These jurisdictions have different tax rates, and the Company determines the allocation of income to each of these jurisdictions based upon various estimates and assumptions. In the normal course of business, the Company will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in the various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. Although the Company has recorded all income tax uncertainties in accordance with FASB ASC Topic 740, these accruals represent estimates that are subject to the inherent uncertainties associated with the tax audit process, and therefore include uncertainties.  Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to tax expense and/or deferred tax assets and liabilities.

Pension and Employee Benefit Obligations
The Company consults with its actuaries to assist with the calculation of discount rates used in its pension and post retirement plans. Beginning in 2016, the discount rates used to determine domestic pension and post-retirement plan liabilities are calculated using a full yield curve approach. The change compared to the previous method resulted in different service and interest components of net periodic benefit cost in the 2016 fiscal year. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. Market conditions have caused the weighted-average discount rate to move from 4.37 percent last year to 4.13 percent this year for the domestic pension plans and from 4.09 percent last year to 3.89 percent this year for the postretirement health and life insurance plan. A change in the discount rate selected by the Company of 25 basis points would result in a change of about $0.1 million to employee benefit expense and a change of about $4.1 million of liability.

The Company consults with actuaries and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long-term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company has assumed an expected long-term rate of return on plan assets of 6.25 percent as of the fiscal year ended 2016.  A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.4 million of employee benefit expense.

According to FASB ASC 715, Compensation - Retirement Benefits, settlement accounting is triggered when lump sum payouts from a defined benefit plan exceed the sum of service cost and interest cost for the year. During 2016, one of the Company’s domestic pension plans required settlement accounting as a payout to a participant exceeded these criteria.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates, and commodity prices. These exposures are actively monitored by management. Exposure to foreign exchange rate risk is due to certain costs, revenue and borrowings being denominated in currencies other than one of our subsidiaries functional currency. Similarly, the Company is exposed to market risk as the result of changes in interest rates which may affect the cost of financing.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is mitigated through several means including maintenance of local production facilities in the markets served, invoicing of customers in the currency which the Company is billed for production inputs, prompt settlement of third party and inter-company balances, limited use of foreign currency denominated debt, maintaining minimal foreign currency denominated cash balances, and application of derivative instruments when appropriate. Based on the 2016 mix of foreign currencies, the Company estimates that a hypothetical strengthening of the US Dollar by about 5 percent would have reduced the Company’s 2016 sales by about 2 percent.

Interest Rate Expense

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Credit Agreement”) and the New York Life Agreement, where interest rates are tied to the prime rate or London Interbank Offered Rates (LIBOR). The Company had no borrowings at year-end 2016 under the Credit Agreement and had $75.0 million outstanding under the New York Life Agreement.  The Company estimates that a hypothetical increase of 100 basis points in LIBOR rates would have increased interest expense by $1.0 million during 2016. The Company also has exposure to changes in interest rates in the form of the fair value of outstanding fixed rate debt fluctuating in response to changing interest rates. The Company does not, as a matter of policy, enter into derivative contracts for speculative purposes.

Commodity Price Exposures

Portions of the Company's business are exposed to volatility in the prices of certain commodities, such as copper, nickel and aluminum, among others. The primary exposure to this volatility resides with the use of these materials in purchased component parts. We generally maintain long-term fixed price contracts on raw materials and component parts; however, the Company is prone to exposure as these contracts expire. Based on the 2016 use of commodities, the Company estimates that a hypothetical 10 percent adverse movement in prices for raw metal commodities would result in about a 100 basis point decrease of gross margin as a percent of sales.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	2016	2015	2014

Net sales	$949,856	$924,923	$1,047,777
Cost of sales	618,450	627,315	703,367
Gross profit	331,406	297,608	344,410
Selling, general, and administrative expenses	221,209	204,250	227,711
Restructuring (income)/expense	(598)	2,997	16,611
Operating income	110,795	90,361	100,088
Interest expense	(8,732)	(10,039)	(10,735)
Other income, net	993	6,863	1,349
Foreign exchange income/(expense)	1,057	(869)	(999)
Income before income taxes	104,113	86,316	89,703
Income tax expense	24,798	12,625	18,851
Net income	$79,315	$73,691	$70,852
Less: Net income attributable to noncontrolling interests	(570)	(746)	(1,046)
Net income attributable to Franklin Electric Co., Inc.	$78,745	$72,945	$69,806
Income per share:
Basic	$1.67	$1.52	$1.43
Diluted	$1.65	$1.50	$1.41
Dividends per common share	$0.3975	$0.3825	$0.3475

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2016	2015	2014

Net income	$79,315	$73,691	$70,852
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(8,459)	(58,886)	(36,243)
Employee benefit plan activity:
Net gain/(loss) arising during period	(3,809)	1,278	(30,395)
Amortization arising during period	4,298	5,759	4,385
Other comprehensive loss	(7,970)	(51,849)	(62,253)
Income tax (expense)/benefit related to items of other comprehensive income/(loss)	(499)	(2,471)	8,593
Other comprehensive loss, net of tax	(8,469)	(54,320)	(53,660)
Comprehensive income	70,846	19,371	17,192
Less: Comprehensive income attributable to noncontrolling interests	345	121	570
Comprehensive income attributable to Franklin Electric Co., Inc.	$70,501	$19,250	$16,622

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$104,331	$81,561
Receivables, less allowances of $3,601 and $3,801, respectively	145,999	127,251
Inventories:
Raw material	80,052	82,223
Work-in-process	18,735	18,384
Finished goods	104,684	93,987
Total inventories	203,471	194,594
Other current assets	30,018	34,715
Total current assets	483,819	438,121

Property, plant, and equipment, at cost:
Land and buildings	121,364	117,753
Machinery and equipment	242,170	233,834
Furniture and fixtures	47,523	39,639
Other	19,089	19,845
Property, plant, and equipment, gross	430,146	411,071
Less: Allowance for depreciation	(234,009)	(221,032)
Property, plant, and equipment, net	196,137	190,039
Asset held for sale	—	1,613
Deferred income taxes	4,621	3,461
Intangible assets, net	134,667	141,357
Goodwill	199,609	199,847
Other assets	21,052	21,673
Total assets	$1,039,905	$996,111

	2016	2015

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$63,927	$57,822
Accrued expenses and other current liabilities	56,845	52,109
Income taxes	3,274	1,794
Current maturities of long-term debt and short-term borrowings	33,715	32,946
Total current liabilities	157,761	144,671
Long-term debt	156,544	187,806
Deferred income taxes	40,460	33,404
Employee benefit plans	45,307	47,398
Other long-term liabilities	17,093	16,511

Commitments and contingencies (see Note 17)	—	—

Redeemable noncontrolling interest	7,652	6,856

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,376 and 46,219, respectively)	4,638	4,622
Additional capital	228,564	216,472
Retained earnings	550,095	498,214
Accumulated other comprehensive loss	(169,852)	(161,608)
Total shareholders' equity	613,445	557,700
Noncontrolling interest	1,643	1,765
Total equity	615,088	559,465
Total liabilities and equity	$1,039,905	$996,111

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	2016	2015	2014

Cash flows from operating activities:
Net income	$79,315	$73,691	$70,852
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	35,534	35,476	37,210
Share-based compensation	6,889	5,626	7,471
Deferred income taxes	2,978	(6,802)	(2,415)
Loss on disposals of plant and equipment	751	1,542	1,351
Realized gain on share purchase liability	—	(2,723)	—
Foreign exchange (income)/expense	(1,057)	869	999
Excess tax from share-based payment arrangements	—	(932)	(2,463)
Changes in assets and liabilities, net of acquisitions:
Receivables	(21,334)	3,444	(29,064)
Inventory	(7,636)	9,350	(32,782)
Accounts payable and accrued expenses	11,782	(19,744)	22,852
Income taxes	4,709	5,575	(14,135)
Employee benefit plans	(1,049)	(2,455)	(6,834)
Other, net	4,492	(3,314)	(5,693)
Net cash flows from operating activities	115,374	99,603	47,349
Cash flows from investing activities:
Additions to property, plant, and equipment	(39,136)	(26,171)	(35,525)
Proceeds from sale of property, plant, and equipment	6,028	202	1,608
Cash paid for acquisitions, net of cash acquired	(1,007)	(3,761)	(35,599)
Additional consideration for prior acquisition	—	(127)	—
Cash paid for minority equity investments	—	—	(6,716)
Other, net	346	274	(1,490)
Net cash flows from investing activities	(33,769)	(29,583)	(77,722)
Cash flows from financing activities:
Proceeds from issuance of debt	64,681	233,486	98,394
Repayment of debt	(95,066)	(189,910)	(117,217)
Proceeds from issuance of common stock	5,243	2,050	2,929
Excess tax from share-based payment arrangements	—	932	2,463
Purchases of common stock	(7,422)	(48,579)	(10,610)
Dividends paid	(19,137)	(18,926)	(17,421)
Purchase of redeemable noncontrolling shares	—	—	(2,875)
Share purchase liability payment	—	(20,200)	—
Net cash flows from financing activities	(51,701)	(41,147)	(44,337)
Effect of exchange rate changes on cash	(7,134)	(6,453)	(702)
Net change in cash and equivalents	22,770	22,420	(75,412)
Cash and equivalents at beginning of period	81,561	59,141	134,553

(In thousands)	2016	2015	2014

Cash and equivalents at end of period	$104,331	$81,561	$59,141

Cash paid for income taxes, net of refunds	$22,296	$14,264	$29,066
Cash paid for interest, net of capitalized interest of $0, $0, and $392, respectively	$8,965	$10,211	$10,850

Non-cash items:
Payable to seller of Bombas Leao, S.A	$24	$24	$267
Additions to property, plant, and equipment, not yet paid	$366	$960	$1,030

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Total Shareholders' Equity
(In thousands)	Common Shares Outstanding	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Balance as of year end 2013	47,715	$4,771		$194,810	$450,855	$(54,729)	$2,509	$5,171
Net income					69,806		654	392
Currency translation adjustment						(35,767)	(220)	(256)
Minimum pension liability adjustment, net of tax benefit of $8,593						(17,417)
Adjustments to Impo redemption value					(910)			910
Dividends on common stock ($0.3475/share)					(16,621)
Noncontrolling dividend							(800)
Acquisitions								3,078
Common stock issued	172	17		2,912
Purchase of redeemable noncontrolling shares								(2,875)
Share-based compensation	(9)	(1)		7,472
Common stock repurchased	(284)	(28)			(10,582)
Tax benefit of stock options exercised				2,252
Balance as of year end 2014	47,594	$4,759		$207,446	$492,548	$(107,913)	$2,143	$6,420
Net income					72,945		591	155
Currency translation adjustment						(58,261)	(146)	(479)
Minimum pension liability adjustment, net of tax expense of $2,471						4,566
Adjustments to Impo redemption value					(760)			760
Dividends on common stock ($0.3825/share)					(18,103)
Noncontrolling dividend							(823)
Common stock issued	108	11		2,039
Share-based compensation	151	15		5,611
Common stock repurchased	(1,634)	(163)	—		(48,416)
Tax benefit of stock options exercised				1,376
Balance as of year end 2015	46,219	$4,622		$216,472	$498,214	$(161,608)	$1,765	$6,856
Net income					78,745		577	(7)
Currency translation adjustment						(8,234)	(26)	(199)
Minimum pension liability adjustment, net of tax expense of $499						(10)
Adjustments to Impo redemption value					(1,002)			1,002
Dividends on common stock ($0.3975/share)					(18,464)
Noncontrolling dividend							(673)
Common stock issued	274	27		5,216

	Total Shareholders' Equity
(In thousands)	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Share-based compensation	125	13	6,876
Common stock repurchased	(242)	(24)		(7,398)
Balance as of year end 2016	46,376	$4,638	$228,564	$550,095	$(169,852)	$1,643	$7,652

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--In December 2016, the Company's Board of Directors approved a change in reporting periods from fiscal periods to a calendar year. This change is effective beginning January 1, 2017. For fiscal years 2016 and prior, the Company's fiscal year ends on the Saturday nearest December 31. The financial statements and accompanying notes are as of and for the years ended December 31, 2016 (52 weeks), January 2, 2016 (52 weeks), and January 3, 2015 (53 weeks), and referred to as 2016, 2015, and 2014, respectively.

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

Revenue Recognition--Revenue is recognized when pervasive evidence of an arrangement exists, collectability is reasonably assured, the price is fixed or determinable, and shipment or delivery has occurred. For product sales, the Company recognizes revenue once the transfer of ownership and risk of loss pass to the customer, which is generally when the products are shipped.

Generally, the only post-shipment obligation on the Company’s products include routine warranty obligations. In the event that significant post-shipment obligations were to exist for the Company’s products, revenue recognition would be deferred until substantially all obligations were satisfied.

The Company records net sales revenues after discounts at the time of sale based on specific discount programs in effect, related historical data, and experience.

Shipping and Handling Costs--Shipping and handling costs are recorded as a component of cost of sales.

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $21.5 million in 2016, $18.4 million in 2015, and $19.3 million in 2014 related to research and development.

Cash and Cash Equivalents--The Company considers cash on hand, demand deposits, and highly liquid investments with an original maturity date of three months or less to be cash and cash equivalents.

Fair Value of Financial Instruments--Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, provides guidance for defining, measuring, and disclosing fair value within an established framework and hierarchy. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs and to minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value within the hierarchy are as follows:

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

Property, Plant, and Equipment--Property, plant, and equipment are stated at historical cost.  The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use, which are included in property, plant, and equipment. Depreciation of plant and equipment is calculated on a straight line basis over the following estimated useful lives:

Land improvement and buildings	10-40 years
Machinery and equipment	5-10 years
Software	3-7 years
Furniture and fixtures	3-7 years

Maintenance, repairs, and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives or add to the productive capacity of buildings, improvements, and equipment are capitalized. The Company reviews its property, plant, and equipment for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If an indicator is present, the Company compares carrying values to undiscounted future cash flows; if the undiscounted future cash flows are less than the carrying value, an impairment would be recognized for the difference between the fair value and the carrying value.

The Company’s depreciation expense was $27.1 million, $26.8 million, and $28.1 million in 2016, 2015, and 2014, respectively.

Goodwill and Other Intangible Assets--Goodwill is tested at the reporting unit level, which the Company has determined to be the North America Water Systems, International Water, and Fueling Systems units. In compliance with FASB ASC Topic 350, Intangibles - Goodwill and Other, the Company has evaluated the aggregation criteria and determined that the individual components within the North America Water Systems and International Water reporting units, respectively, can be aggregated in 2016.

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

The Company currently tests goodwill for impairment on an annual basis using balances as of period 8, or more frequently as warranted by triggering events that indicate potential impairment. Beginning in 2017, the Company will complete its annual goodwill impairment test during the fourth quarter, using balances as of October 1. The change in goodwill impairment testing date is deemed a change in accounting principle which management determined to be preferable. The change was made to better align with the timing of the Company's annual and long-term planning processes, which are significant elements of the testing.

In connection with the change in date of the annual goodwill impairment test, the Company performed a qualitative assessment of goodwill as of October 1, 2016 to ensure that a period of greater than 12 months did not elapse between test dates. The Company did not recognize a goodwill impairment as a result of the qualitative assessment. The change in annual goodwill impairment testing dates did not delay, accelerate, or avoid a goodwill impairment charge.

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

Amortization is recorded and calculated for other definite lived intangible assets on a basis that reflects cash flows over the estimated useful lives.  The weighted average number of years over which each intangible class is amortized is as follows:

Patents	17 years
Technology	15 years
Customer relationships	13-20 years
Other	5-8 years

Warranty Obligations--The Company provides warranties on most of its products. The warranty terms vary but are generally two to five years from date of manufacture or one to five years from date of installation. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. The Company actively studies trends of warranty claims and takes actions to improve product quality and minimize warranty claims. The Company believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

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

Defined Benefit Plans--The Company makes its determination for pension, post retirement, and post employment benefit plans liabilities based on management estimates and consultation with actuaries, incorporating estimates and assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets, and other factors.

Earnings Per Common Share--Basic and diluted earnings per share are computed and disclosed in accordance with FASB ASC Topic 260, Earnings Per Share. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent dividend distributions, in substance, to the noncontrolling interest holder as the holders have contractual rights to receive an amount upon redemption other than the fair value of the applicable shares. As a result, earnings are adjusted to reflect this in substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company's participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

Translation of Foreign Currency Financial Statements--All assets and liabilities of foreign subsidiaries in functional currency other than the U.S. dollar are translated at year end exchange rates. All revenue and expense accounts are translated at average rates in effect during the respective period. Adjustments for translating longer term foreign currency assets and liabilities in U.S. dollars are included as a component of other comprehensive income.  Transaction gains and losses that arise from shorter term exchange rate fluctuations are included in the “Foreign exchange income/(expense)" line within the Company's consolidated statements of income, as incurred.

Significant Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions by management affect inventory valuation, warranty, trade names and goodwill, income taxes, and pension and employee benefit obligations.

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

The Company early adopted ASU 2016-09 during the second quarter ended July 2, 2016. The primary impact of adoption was the recognition of excess tax benefits or deficiencies in the provision for income taxes rather than paid-in capital for all periods in fiscal year 2016. Early adoption of the standard required adjustments as of January 3, 2016, the beginning of the annual period that includes the interim period of adoption.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability instead of a deferred asset. The standard does not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. The Company adopted ASU 2015-03 during the first quarter ended April 2, 2016. The retrospective adoption of this ASU required a total of approximately $0.3 million of unamortized debt issuance costs as of year-end 2015 to be reclassified from "Other assets" and "Other current assets" to a direct deduction from "Long-term debt" in the Company's consolidated balance sheet as of January 2, 2016. In addition, there were no impacts to the Company's results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

Accounting Standards Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases found in ASC Topic 840. This ASU requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The Company has begun the evaluation process for the adoption of the ASU, and anticipates that the majority of the Company’s outstanding operating leases would be recognized as right-of-use assets and lease liabilities upon adoption, resulting in a significant impact to the Company’s consolidated balance sheets. The impact of this ASU is non-cash in nature and will not affect the Company’s cash position. The impact to the Company’s results of operations is still being evaluated.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs are effective for interim and annual reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt these standards. The Company will adopt ASU 2014-09 beginning in the first quarter of 2018 using the modified retrospective approach.  The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In an agreement dated June 6, 2014, between the Company and Bombas Leao S.A. ("Bombas Leao"), the Company acquired rights to 100 percent of the outstanding shares of Bombas Leao for a cash purchase price of approximately BRL 69.6 million, $31.0 million at the then current exchange rate, subject to certain terms and conditions. The Company also acquired debt and certain liabilities of Bombas Leao. The Company funded the acquisition with cash on hand and short-term borrowings from the Company's revolving credit agreement.

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

The results of operations of Bombas Leao were included in the Company's consolidated statements of income from the acquisition date through the year ended January 3, 2015. The difference between actual sales for the Company and proforma sales including Bombas Leao as if it was acquired at the beginning of the year was not material as a component of the Company's consolidated sales for the year ended January 3, 2015. Due to the immaterial nature of the acquisition, the Company has not included full year proforma statements of income for the acquisition year.

Transaction costs for all acquisition related activity were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs included in selling, general, and administrative expense in the Company’s consolidated statements of income were $0.1 million, $0.2 million, and $2.4 million for the fiscal years ended 2016, 2015, and 2014, respectively.

4. FAIR VALUE MEASUREMENTS
As of December 31, 2016 and January 2, 2016, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.6	$3.6	$—	$—

	January 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.9	$3.9	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $190.2 million at December 31, 2016 and $220.7 million at January 2, 2016.  The estimated fair value of all debt was $195 million and $225 million at December 31, 2016 and January 2, 2016, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its debt, the Company uses estimates based on rates currently available to the

Company for debt with similar terms and remaining maturities.  Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

As of December 31, 2016, the Company had no assets held for sale. As of January 2, 2016, $1.6 million of assets were held for sale, recorded at carrying value in the Water Systems segment relating to an idle facility in Brazil. The sale of the facility in Brazil was completed during 2016.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements ("the swap") to mitigate the Company’s exposure to these fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. As of December 31, 2016, the swap has a notional value based on 205,000 shares. For the years ended December 31, 2016, January 2, 2016, and January 3, 2015, the swap resulted in a gain of $2.2 million, and losses of $2.0 million and $0.8 million, respectively. Gains/losses resulting from the swap were primarily offset by losses/gains on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. OTHER ASSETS
The Company has equity interests in various companies for strategic purposes. The investments are accounted for under the equity method and are included in “Other assets” on the Company’s consolidated balance sheet. The carrying amount of the investments is adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments are not considered material to the Company’s financial position, neither individually nor in the aggregate. The Company’s proportionate share of earnings from its equity interests, included in the "Other income, net" line of the Company's consolidated statements of income, were immaterial for the years ended December 31, 2016, January 2, 2016, and January 3, 2015.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.4	$(6.4)	$7.4	$(6.2)
Technology	7.5	(5.3)	7.5	(4.8)
Customer relationships	133.4	(49.6)	132.6	(42.3)
Other	2.7	(2.1)	3.5	(2.7)
Total	$151.0	$(63.4)	$151.0	$(56.0)
Unamortized intangibles:
Trade names	47.1	—	46.4	—
Total intangibles	$198.1	$(63.4)	$197.4	$(56.0)

Amortization expense related to intangible assets for fiscal years 2016, 2015, and 2014, was $8.4 million, $8.6 million, and $9.1 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2017	2018	2019	2020	2021
	$8.4	$8.3	$8.2	$8.1	$7.7

The change in the carrying amount of goodwill by reporting segment for 2016 and 2015, is as follows:

(In millions)
	Water Systems	Fueling Systems	Consolidated
Balance as of January 3, 2015	$145.3	$63.5	$208.8
Adjustments to prior year acquisitions	(0.9)	(0.2)	(1.1)
Foreign currency translation	(7.6)	(0.3)	(7.9)

Balance as of January 2, 2016	$136.8	$63.0	$199.8

Acquisitions	—	0.8	0.8
Foreign currency translation	(0.5)	(0.5)	(1.0)
Balance as of December 31, 2016	$136.3	$63.3	$199.6

8. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of December 31, 2016, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2016 measurement date for these plans. One of the Company’s domestic pension plans covers two management employees (one active employee and one former employee), while the other domestic plan covers all other eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the ‘Pension Benefits’ disclosure caption.

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

(In millions)	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Accumulated benefit obligation, end of year	$177.0	$182.8	$10.5	$11.3

Change in benefit obligation:
Benefit obligation, beginning of year	$186.9	$209.5	$11.3	$13.0
Service cost	0.9	1.4	0.1	0.1
Interest cost	6.0	7.5	0.3	0.5
Actuarial (gain)/loss	4.1	(12.3)	—	(1.0)
Settlements paid	(0.6)	(0.4)	—	—
Benefits paid	(15.7)	(14.4)	(1.2)	(1.3)
Curtailment	—	(1.9)	—	—
Foreign currency exchange	(0.5)	(2.5)	—	—
Benefit obligation, end of year	$181.1	$186.9	$10.5	$11.3

Change in plan assets:
Fair value of assets, beginning of year	$147.4	$160.0	$—	$—
Actual return on plan assets	9.5	(4.0)	—	—
Company contributions	5.5	6.9	1.2	1.3
Settlements paid	(0.5)	(0.4)	—	—
Benefits paid	(15.7)	(14.4)	(1.2)	(1.3)
Foreign currency exchange	(0.1)	(0.7)	—	—
Plan assets, end of year	$146.1	$147.4	$—	$—

Funded status	$(35.0)	$(39.5)	$(10.5)	$(11.3)

Amounts recognized in balance sheet:
Current liabilities	$(0.3)	$(3.4)	$(1.1)	$(1.2)
Noncurrent liabilities	(34.7)	(36.0)	(9.4)	(10.1)
Net liability, end of year	$(35.0)	$(39.4)	$(10.5)	$(11.3)

Amount recognized in accumulated other comprehensive income/(loss):
Prior service cost	$—	$—	$0.2	$0.5
Net actuarial loss	48.9	48.0	0.9	0.9
Settlement	1.5	2.1	—	—
Total recognized in accumulated other comprehensive income/(loss)	$50.4	$50.1	$1.1	$1.4

The following table sets forth other changes in plan assets and benefit obligation recognized in other comprehensive income for 2016 and 2015:

(In millions)	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Net actuarial (gain)/loss	$3.8	$(0.3)	$—	$(1.0)
Amortization of:
Net actuarial gain	(2.3)	(2.8)	(0.1)	(0.2)
Prior service credit	—	—	(0.4)	(0.4)
Settlement recognition	(1.4)	(2.1)	—	—
Deferred tax asset	0.3	1.9	0.2	0.6
Foreign currency exchange	(0.1)	(0.3)	—	—
Total recognized in other comprehensive income	$0.3	$(3.6)	$(0.3)	$(1.0)

Weighted-average assumptions used to determine domestic benefit obligations:

	Pension Benefits				Other Benefits
	2016		2015		2016	2015
Discount rate	4.13%		4.37%		3.89%	4.09%
Rate of increase in future compensation	—%	*	—%	*	3.00 - 8.00% (Graded)	3.00 - 8.00% (Graded)

*No rate of increases in future compensation used within assumptions for 2016 and 2015, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation.

Assumptions used to determine domestic periodic benefit cost:

	Pension Benefits						Other Benefits
	2016		2015		2014		2016	2015	2014
Discount rate	4.40%		4.00%		4.75%		4.09%	3.75%	4.50%
Rate of increase in future compensation	—%	*	—%	*	—%	*	3.00 - 8.00% (Graded)	3.00 - 8.00% (Graded)	3.00 - 12.00% (Graded)
Expected long-term rate of return on plan assets	6.50%		7.00%		7.70%		—%	—%	—%

*No rate of increases in future compensation used within assumptions for 2016, 2015, and 2014, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation.

For the fiscal year ended December 31, 2016, the Company used the RP-2014 aggregate table adjusted to back out estimated mortality improvements from 2006 to the measurement date using Scale MP-2014, and then projected forward using Scale MP-2016 released by the Society of Actuaries during 2016 to estimate future mortality rates based upon current data. For the fiscal year ended January 2, 2016, the Company used the RP-2014 aggregate table adjusted to back out estimated mortality improvements from 2006 to the measurement date using Scale MP-2014, and then projected forward using Scale MP-2015 released by the Society of Actuaries during 2015 to estimate future mortality rates.

The following table sets forth the aggregated net periodic benefit cost for all defined benefit plans for 2016, 2015, and 2014:

(In millions)	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Service cost	$0.9	$1.4	$1.2	$0.1	$0.1	$0.1
Interest cost	6.0	7.5	8.2	0.3	0.5	0.5
Expected return on assets	(9.2)	(9.9)	(10.6)	—	—	—
Amortization of:
Transition obligation	—	—	—	—	—	—
Settlement cost	0.1	—	—	—	—	—
Prior service cost	—	—	—	0.3	0.4	0.4
Actuarial loss	2.5	3.4	2.5	0.1	0.2	0.1
Settlement cost	1.2	1.2	1.0	—	—	—
Net periodic benefit cost	$1.5	$3.6	$2.3	$0.8	$1.2	$1.1

The estimated net actuarial (gain)/loss and prior service cost/(credit) that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2017 fiscal year are $2.6 million and $0.0 million, respectively, for the pension plans and $0.1 million and $0.3 million, respectively, for all other benefits.

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

The plan's investment policies and strategies focus on the ability to fund benefit obligations as they come due.  Considerations include the plan's current funded level, plan design, benefit payment assumptions, funding regulations, impact of potentially volatile business results on the Company’s ability to make certain levels of contributions, and interest rate and asset return volatility among other considerations. The Company currently attempts to maintain plan funded status at approximately 80 percent or greater pursuant to the Pension Protection Act of 2007. Given the plan’s current funded status, the Company’s cash on hand, cash historically generated from business operations, and cash available under committed credit facilities, the Company sees ample liquidity to achieve this goal.

Risk management and continuous monitoring requirements are met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations, asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption.  As of December 31, 2016 and January 2, 2016, funds were invested in equity, fixed income, and other investments as follows:

	Target Percentage	Plan Asset Allocation at Year-End
Asset Category	at Year-End 2016	2016	2015
Equity securities	31%	31%	34%
Fixed income securities	65%	65%	62%
Other	4%	4%	4%
Total	100%	100%	100%

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

Asset class assumptions are set using a combination of empirical and forward-looking analysis for long-term rate of return on plan assets.  A variety of models are applied for filtering historical data and isolating the fundamental characteristics of asset classes.  These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized.  This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that are more likely to prevail over long periods.  With that, the Company has assumed an expected long-term rate of return on plan assets of 6.25 percent for the 2017 net periodic benefit cost, down from 6.50 percent in the prior year. This decrease in the assumed long-term rate of return is primarily due to a higher percentage of assets in fixed income securities.

The Company uses the Aon Hewitt AA Above Median curve to determine the discount rate.  All cash flow obligations under the plan are matched to bonds in the Aon Hewitt universe of liquid, high-quality, non-callable / non-putable corporate bonds with outliers removed.  From that matching exercise, a discount rate is determined.

At January 2, 2016, the Company changed the method used to calculate the service and interest components of net periodic benefit cost for the domestic pension plans and other postretirement benefit plan. This change compared to the previous method resulted in different service and interest components of net periodic benefit cost in the 2016 fiscal year. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the Company's domestic pension and postretirement benefit obligations and is accounted for as a change in accounting estimate applied prospectively.

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

The fair values of the Company’s pension plan assets for 2016 and 2015 by asset category are as follows:

(In millions)	2016	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
Domestic equity mutual funds	$27.8	$27.8		$—	$—
International equity mutual funds	17.5	17.5		—	—
Fixed income
U.S. treasury and government agency securities	16.4	—		16.4	—
Fixed income mutual funds	79.1	79.1	—	—	—
Other
Insurance contracts	4.5	—		4.5	—
Cash and equivalents	0.8	0.8		—	—
Total	$146.1	$125.2		$20.9	$—

(In millions)	2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Equity
Domestic equity mutual funds	$31.0	$31.0	$—		$—
International equity mutual funds	19.6	19.6	—		—
Fixed income
U.S. treasury and government agency securities	15.8	—	15.8	—	—
Fixed income mutual funds	75.3	75.3	—		—
Other
Insurance contracts	4.9	—	4.9		—
Cash and equivalents	0.8	0.8	—		—
Total	$147.4	$126.7	$20.7		$—

The Company estimates total contributions to the plans of $6 million in 2017.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in accordance with the following schedule:

(In millions)	Pension Benefits	Other Benefits
2017	$11.6	$1.1
2018	11.7	1.0
2019	11.3	1.0
2020	11.3	0.9
2021	11.2	0.8
Years 2022 through 2026	59.3	3.5

Defined Contribution Plans - The Company maintained two defined contribution plans during 2016, 2015, and 2014. The Company's cash contributions are allocated to participant's accounts based on investment elections.

The following table sets forth Company contributions to the defined contribution plans:

(In millions)	2016	2015	2014
Company contributions to the plans	$5.9	$5.9	$5.6

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	2016	2015
Salaries, wages, and commissions	$28.4	$20.5
Product warranty costs	8.2	9.3
Insurance	2.0	2.7
Employee benefits	7.9	11.0
Other	10.3	8.6
	$56.8	$52.1

10. INCOME TAXES
Income before income taxes consisted of the following:

(In millions)	2016	2015	2014
Domestic	$45.4	$23.6	$42.2
Foreign	58.7	62.7	47.5
	$104.1	$86.3	$89.7

The income tax provision/(benefit) from continuing operations consisted of the following:

(In millions)	2016	2015	2014
Current:
Federal	$9.6	$1.2	$7.4
Foreign	11.4	17.4	12.2
State	0.8	0.8	1.7
Total current	21.8	19.4	21.3
Deferred:
Federal	2.9	(1.8)	3.3
Foreign	(1.0)	(4.0)	(3.8)
State	1.1	(1.0)	(1.9)
Total deferred	$3.0	$(6.8)	$(2.4)
	$24.8	$12.6	$18.9

A reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	2016	2015	2014
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.3)	(0.3)	1.0
Foreign operations	(8.4)	(13.1)	(9.2)
R&D tax credits	(0.6)	(1.0)	(0.6)
Uncertain tax position adjustments	(2.5)	(1.5)	(1.6)
Deferred tax adjustments - restructuring and rate adjustments	0.3	1.1	(3.9)
Valuation allowance on state and foreign deferred tax	2.4	4.1	(0.3)
Purchase of noncontrolling interest	—	(9.4)	—
Share-based compensation	(1.1)	—	—
Other items	(1.0)	(0.3)	0.6
Effective tax rate	23.8%	14.6%	21.0%

Significant components of the Company's deferred tax assets and liabilities were as follows:

(In millions)	2016	2015
Deferred tax assets:
Accrued expenses and reserves	$10.0	$12.8
Compensation and employee benefits	24.2	25.7
Other items	10.9	9.6
Valuation allowance on state and foreign deferred tax	(9.8)	(7.2)
Total deferred tax assets	35.3	40.9
Deferred tax liabilities:
Accelerated depreciation on fixed assets	13.8	14.0
Amortization of intangibles	56.5	56.6
Other items	0.9	0.2
Total deferred tax liabilities	71.2	70.8
Net deferred tax liabilities	$(35.9)	$(29.9)

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

The Company settled the liability for the noncontrolling interest of a subsidiary during the first quarter of 2015. This transaction created additional accretive benefits for the Company from the reversal of a deferred tax liability created in 2012 when the Company acquired the controlling interest in the Pioneer subsidiary and realized a gain on the then equity investment in Pioneer. The Company also realized a gain on the mandatorily redeemable noncontrolling interest liability during the first quarter of 2015.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires an entity to classify deferred tax assets and liabilities as noncurrent within a classified balance sheet. The ASU is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. Entities can elect either prospective or retrospective adoption of the standard. The Company adopted the new standard on a prospective basis as of the fiscal year-ended January 2, 2016. Accordingly, classification of prior period deferred tax amounts were not retrospectively adjusted.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for certain state and foreign income tax purposes incurred over the three-year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $9.8 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The Company has foreign income tax net operating loss ("NOL") carryforwards of $4.7 million and state income tax NOL and credit carryforwards of $6.1 million, which will expire on various dates as follows:

(In millions)
2017-2019	$0.7
2020-2024	2.4
2025-2029	0.6
2030-2034	2.1
2035-2039	0.7
Unlimited	4.3
$10.8

The Company believes that it is more likely than not that the benefit from certain foreign NOL carryforwards as well as certain state NOL and state credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $3.8 million on the deferred tax assets related to these foreign NOL carryforwards and a valuation allowance of $6.0 million on the deferred tax assets related to these state NOL and credit carryforwards.

The Company considers undistributed earnings from its foreign subsidiaries to be indefinitely reinvested with respect to the U.S. It is the Company’s policy to reinvest earnings as needed for operations, capital and acquisition spending. The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled approximately $440.0 million as of December 31, 2016. The determination of the additional deferred taxes that have not been provided is not practicable.

As of the beginning of fiscal year 2016, the Company had gross unrecognized tax benefits of $2.4 million, excluding accrued interest and penalties.  The unrecognized tax benefits decreased $1.1 million for federal tax liabilities and remained the same for state income tax liabilities based on evaluations made during 2016 primarily due to statute expirations and offset by uncertain tax positions identified in the current year.  The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $1.3 million as of December 31, 2016.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2016, 2015, and 2014 (excluding interest and penalties) is as follows:

(In millions)	2016	2015	2014
Beginning balance	$2.4	$4.4	$5.1
Additions for tax positions of the current year	0.1	0.2	0.1
Additions for tax positions of prior years	0.1	0.2	1.7
Reductions for tax positions of prior years	(0.2)	(0.8)	(1.1)
Statute expirations	(1.1)	(1.6)	(1.4)
Settlements	—	—	—
Ending balance	$1.3	$2.4	$4.4

If recognized, each annual effective tax rate would be affected by the net unrecognized tax benefits of $1.3 million, $2.3 million, and $4.3 million as of year-end 2016, 2015, and 2014, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. In 2016, interest and penalties decreased $1.2 million, for prior year tax positions. The Company has accrued interest and penalties as of December 31, 2016, January 2, 2016, and January 3, 2015 of approximately $1.1 million, $2.3 million, and $2.5 million, respectively.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With few exceptions, as of December 31, 2016, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013 and is no longer subject to foreign or state income tax examinations by tax authorities for years before 2011.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the expiration of a statute of limitation. Based on the current audits in process and pending statute expirations, the payment of taxes as a result could be up to $0.9 million.

11. DEBT
Debt consisted of the following:

(In millions)	2016	2015
New York Life	$75.0	$75.0
Prudential Agreement	90.0	120.0
Tax increment financing debt	21.8	22.8
Capital leases	0.1	0.1
Foreign subsidiary debt	3.6	3.1
Less: unamortized debt issuance costs	(0.3)	(0.3)
	190.2	220.7
Less current maturities	(33.7)	(32.9)
Long-term debt	$156.5	$187.8

Debt outstanding at December 31, 2016, excluding unamortized debt issuance costs, matures as follows:

(In millions)	Total	2017	2018	2019	2020	2021	Thereafter
Debt	$190.4	$33.7	$31.2	$31.3	$1.2	$1.2	$91.8
Capital leases	0.1	—	0.1	—	—	—	—
	$190.5	$33.7	$31.3	$31.3	$1.2	$1.2	$91.8

New York Life
On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life (the "New York Life Agreement") for $150.0 million maximum aggregate principal borrowing capacity and the Company authorized the issuance of $75.0 million of floating rate senior notes due May 27, 2025. These senior notes have a floating interest rate of one-month USD LIBOR (0.76 percent as of December 31, 2016) plus a spread of 1.35 percent with interest-only payments due on a monthly basis. On October 28, 2016, the Company entered into the First Amendment to Note Purchase and Private Shelf Agreement. The Amendment was intended to make the covenants within the New York Life Agreement consistent with the covenants that were modified in the Third Amended and Restated Credit Agreement (the "Credit Agreement"). As of December 31, 2016, there was $75.0 million remaining borrowing capacity under the New York Life Agreement.

Project Bonds
On December 31, 2012, the Company, Allen County, Indiana and certain institutional investors entered into a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project)." The aggregate principal amount of the Project Bonds that were issued, authenticated, and are now outstanding thereunder was limited to $25.0 million. The Company then borrowed the proceeds under the Project Bonds through the issuance of Project Notes to finance the cost of acquisition, construction, installation and equipping of the new Global Corporate Headquarters and Engineering Center. These Project Notes ("Tax increment financing debt") bear interest at 3.6 percent per annum. Interest and principal balance of the Project Notes are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10, 2033. The use of the proceeds from the Project Notes was limited to assist the financing of the new Global Corporate Headquarters and Engineering Center. On May 5, 2015, the Company entered into Amendment No. 1 to the Bond Purchase and Loan Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees.

Prudential Agreement
On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and had at issuance an average life of 10 years with a final maturity in 2019.  On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million.  On December 14, 2011, the Company entered into Amendment No. 4 to the

Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Agreement. On December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to extend the effective date to December 31, 2015. On May 5, 2015, the Company entered into Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to increase the total borrowing capacity from $200.0 million to $250.0 million. On October 28, 2016, the Company entered into Amendment No. 1 to the Third Amended and Restated Note Purchase and Private Shelf Agreement. This amendment was intended to make the covenants within the Prudential Agreement consistent with the covenants that were modified in the Credit Agreement (below). As of December 31, 2016, the Company has $100.0 million borrowing capacity available under the Prudential Agreement.  Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity.

Credit Agreement
On October 28, 2016, the Company entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement”). The Credit Agreement extended the maturity date of the Company’s previous credit agreement to October 28, 2021 and increased the commitment amount from $150.0 million to $300.0 million. The Credit Agreement provides that the Borrowers may request an increase in the aggregate commitments by up to $150.0 million (not to exceed a total commitment of $450.0 million) subject to the conditions contained therein. All of the Company's present and future material domestic subsidiaries unconditionally guaranty all of the Borrowers' obligations under and in connection with the Credit Agreement. Additionally, the Company unconditionally guaranties all of the obligations of Franklin B.V. under the Credit Agreement. Under the Credit Agreement, the Borrowers are required to pay certain fees, including a facility fee of 0.100% to 0.275% (depending on the Company's leverage ratio) of the aggregate commitment, which fee is payable quarterly in arrears. Loans may be made either at (i) a Eurocurrency rate based on LIBOR plus an applicable margin of 0.75% to 1.60% (depending on the Company's leverage ratio) or (ii) an alternative base rate as defined in the Credit Agreement.

As of December 31, 2016, the Company had no outstanding borrowings, $5.9 million in letters of credit outstanding, and $294.1 million of available capacity under the Credit Agreement. As of January 2, 2016, the Company had no outstanding borrowings, $5.2 million in letters of credit outstanding, and $144.8 million of available capacity under the Credit Agreement.

Covenants
The New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement contain customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 (using net debt in the measure of leverage ratio, whereas the previous credit agreement used gross debt) and a minimum interest coverage ratio of 3.00 to 1.00 (using EBITDA in the measure, whereas the previous credit agreement used EBIT). Cross default is applicable with the Credit Agreement, the Prudential Agreement, the Project Bonds, and the New York Life Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of December 31, 2016.

12. SHAREHOLDERS' EQUITY

Authorized Shares
The Company has the authority to issue 65,000,000, $.10 par value shares.

Share Repurchases
During 2016, 2015, and 2014, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(In millions, except share amounts)	2016	2015	2014
Repurchases	$3.8	$46.3	$9.0
Shares	144,600	1,568,731	243,020

In 2016, the Company retired 96,929 shares that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards.  The Company also retired 16,391 shares that had been previously granted as stock awards to employees, but were forfeited upon not meeting the required restriction criteria or termination. In 2015, the Company retired 65,209 shares that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards.  The Company also retired 958 shares that had been previously granted as a stock award to employees, but were forfeited upon not meeting the required restriction criteria or termination.  In 2014, the Company retired 40,679 shares that were received from employees as payment for the exercise price of their stock options and taxes owned upon the exercise of their stock options and release of their restricted awards. The Company also retired 68,675 shares that had been previously granted as stock awards to employees, but were forfeited upon not meeting the required restriction criteria or termination.

In 2015 and 2014, the Company recorded $1.4 million and $2.3 million, respectively, as a reduction in tax liability and an increase to shareholders' equity as a result of stock option exercises and award vests. In 2016, the Company early adopted ASU 2016-09 (refer to Note 2 for additional information); therefore, no amounts were recorded to equity as a result of stock option exercises and award vests.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss), net of tax, by component are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance, December 28, 2013	$(16.0)	$(38.7)	$(54.7)

Other comprehensive income/(loss) before reclassifications	(35.8)	—	(35.8)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	(17.4)	(17.4)
Net other comprehensive income/(loss)	(35.8)	(17.4)	(53.2)

Balance, January 3, 2015	$(51.8)	$(56.1)	$(107.9)

Other comprehensive income/(loss) before reclassifications	(58.3)	—	(58.3)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	4.6	4.6
Net other comprehensive income/(loss)	(58.3)	4.6	(53.7)

Balance, January 2, 2016	$(110.1)	$(51.5)	$(161.6)

Other comprehensive income/(loss) before reclassifications	(8.3)	—	(8.3)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	—	—
Net other comprehensive income/(loss)	(8.3)	—	(8.3)

Balance, December 31, 2016	$(118.4)	$(51.5)	$(169.9)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 8 for additional details) and is included in the "Selling, general, and administrative expenses" line of the Company's consolidated statements of income.

(2) Net of tax (benefit)/expense of $0.5 million, $2.5 million and $(8.6) million for 2016, 2015, and 2014, respectively.

Amounts related to noncontrolling interests were not material.

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

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	2016	2015	2014
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$78.7	$72.9	$69.8
Less: Undistributed earnings allocated to participating securities	0.7	0.7	0.7
Less: Undistributed earnings allocated to redeemable noncontrolling interest	1.0	0.8	0.9
Net income available to common shareholders	$77.0	$71.4	$68.2
Denominator:
Basic weighted average common shares outstanding	46.2	47.1	47.7
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.5	0.5	0.5
Diluted weighted average common shares outstanding	46.7	47.6	48.2
Basic earnings per share	$1.67	$1.52	$1.43
Diluted earnings per share	$1.65	$1.50	$1.41

There were 0.4 million, 0.3 million, and 0.1 million stock options outstanding as of 2016, 2015, and 2014, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

15. SHARE-BASED COMPENSATION
The Company maintains the Franklin Electric Co., Inc. 2012 Stock Plan (the "2012 Stock Plan"), which is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors.

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

The total share-based compensation expense recognized in 2016, 2015, and 2014 was $6.9 million, $5.6 million, and $7.5 million, respectively.

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

The table below provides the weighted average grant-date fair values and key assumptions used for the Black-Scholes model to determine the fair value of options granted during 2016, 2015, and 2014:

	2016	2015	2014
Risk-free interest rate	1.21%	1.59%	1.68%
Dividend yield	1.32%	0.95%	0.70%
Volatility factor	37.70%	37.90%	38.70%
Expected term	5.5 years	5.5 years	5.6 years
Weighted average grant-date fair value of options	$9.18	$12.34	$15.09

A summary of the Company’s outstanding stock option activity and related information is as follows:

(Shares in thousands)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of 2016	1,472	$23.26
Granted	265	29.08
Exercised	(273)	19.18
Forfeited	(8)	33.68
Expired	(1)	43.27
Outstanding at end of 2016	1,455	$25.02	5.50 years	$20,592
Expected to vest after applying forfeiture rate	1,433	$24.92	5.45 years	$20,433
Vested and exercisable at end of period	977	$21.15	4.05 years	$17,548

(In millions)	2016	2015	2014
Intrinsic value of options exercised	$5.2	$1.7	$3.8
Cash received from the exercise of options	5.2	2.0	2.9
Fair value of shares vested	1.7	1.4	2.8
Tax benefit of options exercised	1.9	0.7	1.5

As of December 31, 2016, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.15 years.

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

Stock/stock unit awards granted to retirement eligible employees are expensed over the vesting period. Compensation cost for the performance stock/stock unit awards is accrued based on the probable outcome of specified performance conditions.

A summary of the Company’s restricted stock/stock unit award activity and related information is as follows:

(Shares in thousands)
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of 2016	510	$34.43
Awarded	172	29.45
Vested	(175)	28.35
Forfeited	(34)	34.16
Non-vested at end of 2016	473	$34.89

The weighted-average grant date fair value of restricted stock/stock unit awards granted in 2016, 2015, and 2014, is $29.45, $36.27, and $42.39, respectively.

As of December 31, 2016, there was $8.1 million of total unrecognized compensation cost related to non-vested stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.21 years.

16. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s business consists of the Water Systems and Fueling Systems reportable segments, based on the principal end market served.  Within the Water Systems segment, North America Water Systems and International Water Systems have been identified as operating segments. For reporting segment purposes, the Company aggregates North America Water Systems and International Water Systems into the Water Systems segment, as they meet the aggregation criteria in FASB ASC 280. The Company includes unallocated corporate expenses and inter-company eliminations in an “Other” segment that together with the Water Systems and Fueling Systems segments, represent the Company.

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

Financial information by reportable business segment is included in the following summary:

	Net sales to external customers			Operating income (loss)
(In millions)	2016	2015	2014	2016	2015	2014
Water Systems	$723.2	$707.6	$824.6	$108.2	$86.7	$103.9
Fueling Systems	226.7	217.3	223.2	56.3	51.5	49.7
Other	—	—	—	(53.7)	(47.8)	(53.5)
Consolidated	$949.9	$924.9	$1,047.8	$110.8	$90.4	$100.1

	Total assets			Depreciation
	2016	2015	2014	2016	2015	2014
Water Systems	$671.5	$677.6	$757.5	$19.5	$19.5	$19.9
Fueling Systems	251.1	248.5	252.7	2.3	2.5	2.4
Other	117.3	70.0	65.6	5.3	4.8	5.8
Consolidated	$1,039.9	$996.1	$1,075.8	$27.1	$26.8	$28.1

	Amortization			Capital expenditures
	2016	2015	2014	2016	2015	2014
Water Systems	$6.4	$6.6	$7.1	$31.8	$19.5	$33.8
Fueling Systems	1.9	1.9	1.8	2.1	1.4	3.9
Other	0.1	0.1	0.2	3.7	5.0	4.7
Consolidated	$8.4	$8.6	$9.1	$37.6	$25.9	$42.4

Cash is the major asset group in "Other" of total assets at December 31, 2016. Property, plant and equipment is the major asset group in "Other" of total assets at January 2, 2016.

Financial information by geographic region is as follows:

	Net sales			Long-lived assets
(In millions)	2016	2015	2014	2016	2015	2014
United States	$446.9	$418.5	$485.5	$349.2	$404.1	$418.0
Foreign	503.0	506.4	562.3	202.3	150.7	184.4
Consolidated	$949.9	$924.9	$1,047.8	$551.5	$554.8	$602.4

Net sales are attributed to geographic regions based upon the ship to location of the customer. Long-lived assets are attributed to geographic regions based upon the country of domicile.

The Company offers a large array of products and systems to multiple markets and customers. Product sales information is tracked regionally and products are categorized differently between regions based on local needs and reporting requirements. However, net sales by segment are representative of the Company's sales by major product category. The Company sells its products through various distribution channels including wholesale and retail distributors, specialty distributors, industrial and petroleum equipment distributors, as well as major oil and utility companies and original equipment manufacturers.

No single customer accounted for more than 10 percent of the Company’s consolidated sales in 2016, 2015, or 2014. No single customer accounted for more than 10 percent of the Company's gross accounts receivable in 2016 or 2015.

17. COMMITMENTS AND CONTINGENCIES
The Company is defending various claims and legal actions which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

Total rent expense charged to operations for operating leases including contingent rentals was $11.7 million, $11.9 million, and $12.6 million in 2016, 2015, and 2014, respectively.

The future minimum rental payments for non-cancelable operating leases as of December 31, 2016, are as follows:

(In millions)	2017	2018	2019	2020	2021	Thereafter
Future minimum rental payments	$7.4	$5.2	$4.0	$2.4	$1.7	$0.7

At December 31, 2016, the Company had $10.8 million of commitments primarily for capital expenditures and the purchase of raw materials to be used in production.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's consolidated balance sheets for 2016 and 2015, are as follows:

(In millions)	2016	2015
Beginning balance	$9.3	$9.4
Accruals related to product warranties	5.9	7.6
Reductions for payments made	(7.0)	(7.7)
Ending balance	$8.2	$9.3

18. RESTRUCTURING
On July 1, 2014, the Company announced a plan to close its Wittlich, Germany manufacturing facility and to complete other European based business units and facilities realignments. The realignments as of the end of 2016 are considered to be substantially completed. In total, the Company had previously estimated the cost for these European realignments to be approximately $19.4 million. The Company actually incurred expenses of $17.5 million.  Charges for the realignment included severance expenses, professional service fees, asset write-offs and manufacturing equipment relocation costs.

Costs incurred in the twelve months ended December 31, 2016, included in the “Restructuring (income)/expense” line of the Company's consolidated statements of income, are as follows:

(In millions)	Water Systems	Fueling Systems	Other	Consolidated
Employee severance	$0.2	$—	$—	$0.2
Equipment relocation	—	0.2	—	0.2
Asset write-off, net of gain on disposal	(2.0)	0.4	—	(1.6)
Other	0.6	—	—	0.6
Total	$(1.2)	$0.6	$—	$(0.6)

Restructuring expenses of $3.0 million and $16.6 million were incurred in 2015 and 2014, respectively, primarily for the Water Systems realignment.

As of December 31, 2016 and January 2, 2016, there were no material restructuring reserves.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly financial information for 2016 and 2015, is as follows:

(In millions, except per share amounts)
	Net Sales	Gross Profit	Net Income	Net Income Attributable to Franklin Electric Co., Inc.	Basic Earnings Per Share	Diluted Earnings Per Share
2016
1st quarter	$218.4	$74.2	$13.6	$13.5	$0.28	$0.28
2nd quarter	252.1	90.7	24.2	24.0	0.51	0.50
3rd quarter	239.8	85.5	23.7	23.7	0.51	0.50
4th quarter	239.6	81.0	17.8	17.5	0.37	0.37
	$949.9	$331.4	$79.3	$78.7	$1.67	$1.65

2015
1st quarter	$225.7	$71.5	$20.0	$19.8	$0.41	$0.41
2nd quarter	247.4	80.2	16.4	16.1	0.33	0.33
3rd quarter	232.5	76.8	21.0	20.8	0.44	0.43
4th quarter	219.3	69.1	16.3	16.2	0.34	0.33
	$924.9	$297.6	$73.7	$72.9	$1.52	$1.50

Basic and diluted earnings per share amounts are computed independently for each of the quarters presented.  As a result, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share amount.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Franklin Electric Co., Inc.
Fort Wayne, Indiana

We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 31, 2016 and January 2, 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Electric Co., Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
March 1, 2017

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

In the third quarter of 2016, the Company began the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system.  The new ERP system was designed to better support the Company's business needs in response to the changing operating environment.  The implementation of a worldwide ERP system will likely affect the processes that constitute the Company's internal control over financial reporting and will require testing for effectiveness as the implementation progresses. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. This report appears on page 68.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Franklin Electric Co., Inc.
Fort Wayne, Indiana

We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the three years ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
March 1, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and director nominees required by this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2017, under the headings of "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS," and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of "EXECUTIVE OFFICERS OF THE REGISTRANT," and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4, or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2017, under the heading of “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors, the Audit Committee of the board of directors, and the Company’s code of conduct and ethics required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2017 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2017, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXCERCISES AND STOCK VESTED TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2017, under the headings of "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT" and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2017, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2017, under the heading “PROPOSAL 3: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2017 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this report:	Form 10-K Annual Report (page)
1. Financial Statements - Franklin Electric Co., Inc.
Consolidated Statements of Income for the three years ended December 31, 2016	32
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2016	33
Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016	34
Consolidated Statements of Cash Flows for the three years ended December 31, 2016	36
Consolidated Statements of Equity for the three years ended December 31, 2016	38
Notes to Consolidated Financial Statements	40
2. Financial Statement Schedule - Franklin Electric Co., Inc.
Schedule II - Valuation and Qualifying Accounts	72
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

3. Exhibits
Exhibits are set forth in the attached Exhibit Index.	75
Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other	Balance at End of Period
2016
Allowance for doubtful accounts	$3.8	$0.1	$0.3	$—	$3.6
Allowance for deferred taxes	7.2	2.9	0.3	—	9.8
2015
Allowance for doubtful accounts	$3.2	$1.1	$0.5	$—	$3.8
Allowance for deferred taxes	3.9	3.5	0.2	—	7.2
2014
Allowance for doubtful accounts	$3.0	$0.2	$—	$—	$3.2
Allowance for deferred taxes	3.5	1.3	0.9	—	3.9

(a) Charges for which allowances were created.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: March 1, 2017	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2017.

By	/s/ Gregg C. Sengstack
Gregg C. Sengstack
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ David T. Brown
David T. Brown
Director

/s/ Renee J. Peterson
Renee J. Peterson
Director

/s/ David A. Roberts
David A. Roberts
Director

/s/ Jennifer L. Sherman
Jennifer L. Sherman
Director

/s/ Thomas R. VerHage
Thomas R. VerHage
Director

/s/ David M. Wathen
David M. Wathen
Director

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Number	Description
3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 3, 2007)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended December 16, 2016 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on December 21, 2016)
10.1	Franklin Electric Co., Inc. Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 29, 2005)*
10.2	Franklin Electric Co., Inc. Amended and Restated Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 24, 2009)*
10.3	Franklin Electric Co., Inc. 2012 Stock Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement for the Annual Meeting held on May 4, 2012)*
10.4
Franklin Electric Co., Inc. Non-employee Directors' Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended on April 1, 2006)*

10.5
First Amendment to the Franklin Electric Co., Inc. Nonemployee Directors’ Deferred Compensation Plan dated February 19, 2010 (incorporated by reference to Exhibit 10.5 of the Company's Form 10-K for the fiscal year ended January 1, 2011)*

10.6
Second Amendment to the Franklin Electric Co., Inc. Nonemployee Directors' Deferred Compensation Plan dated May 6, 2011 (incorporated by reference to Exhibit 10.6 of the Company's Form 10-K for the fiscal year ended December 31, 2011)*

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
10.17
Form of Confidentiality and Non-Compete Agreement between the Company and Gregg C. Sengstack, John J. Haines, Steven W. Aikman, Daniel J. Crose, DeLancey W. Davis, Julie S. Freigang, Donald P. Kenney, Robert J. Stone, Jonathan M. Grandon, Thomas J. Strupp, and R. Scott Trumbull (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.18
Form of Employment Security Agreement between the Company and Steven W. Aikman, Daniel J. Crose, DeLancey W. Davis, Julie S. Freigang, Donald P. Kenney, Robert J. Stone and Thomas J. Strupp (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 7, 2013)*

10.19	Form of Employment Security Agreement between the Company and Jonathan M. Grandon (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on November 1, 2016)*
10.20	Description of the Executive Officer Annual Incentive Cash Bonus Program (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the fiscal year ended January 2, 2016)*
10.21	Franklin Electric Co., Inc. Management Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting of Shareholders held May 8, 2015)*
10.22	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 12, 2013)*
10.23	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 12, 2013)*
10.24	Form of Restricted Stock Unit Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed on March 12, 2013)*
10.25	Form of Restricted Stock Unit Agreement for Director Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 12, 2013)*
10.26	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on March 12, 2013)*
10.27	Form of Restricted Stock Award Agreement for Director Employees (incorporated by reference to the Company's Form 8-K filed on May 4, 2012)*
10.28	Form of Performance Stock Unit Award Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed on March 12, 2013)*
10.29	Form of Performance Stock Unit Award Agreement for Director Employees (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed on March 12, 2013)*
10.30
Third Amended and Restated Note Purchase and Private Shelf Agreement by and among the Company, Prudential Investment Management, Inc., and the purchasers named therein (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on June 2, 2015)

10.31
Amendment No. 1 to Third Amended and Restated Note Purchase and Private Shelf Agreement, dated October 28, 2016, by and among the Company, Prudential Investment Management, Inc., and the purchasers named therein (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 1, 2016)

10.32
Bond Purchase and Loan Agreement, dated December 31, 2012, among the Company, The Board of Commissions of the County of Allen, Indiana, and the Bondholders referred to therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 2, 2013)

10.33
Amendment No. 1 to Bond Purchase and Loan Agreement and Waiver, dated May 5, 2015, among the Company, The Board of Commissioners of the County of Allen, and the Bondholders referred to therein (incorporated by reference to the Company's Form 10-Q filed on May 6, 2015)

10.34
Third Amended and Restated Credit Agreement, dated October 28, 2016, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JP Morgan Chase, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on November 1, 2016)

10.35
Note Purchase and Private Shelf Agreement by and among the Company, NYL Investors LLC, and the purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 2, 2015)

10.36
First Amendment to Note Purchase and Private Shelf Agreement, dated October 28, 2016, by and among the Company, NYL Investors LLC, and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 1, 2016)

10.37
Stock Redemption Agreement, dated April 15, 2015, between the Company and Ms. Patricia Schaefer and Ms. Diane Humphrey (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed on April 20, 2015)

18.1
Franklin Electric Co., Inc. and Subsidiaries Preferability Letter from Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 of the Company's Form 10-Q for the fiscal quarter ended April 2, 2011)

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