Form 10-Q
period 2017-03-31
FRANKLIN ELECTRIC CO INC
filed 2017-05-02
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 25, 2017
$.10 par value	46,451,712 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
(In thousands, except per share amounts)	March 31, 2017	April 2, 2016

Net sales	$220,252	$218,430
Cost of sales	144,436	144,194
Gross profit	75,816	74,236
Selling, general, and administrative expenses	56,991	52,345
Restructuring expense	315	820
Operating income	18,510	21,071
Interest expense	(3,514)	(2,427)
Other income/(expense), net	667	(32)
Foreign exchange income/(expense)	475	(77)
Income before income taxes	16,138	18,535
Income tax expense	204	4,955
Net income	$15,934	$13,580
Less: Net income attributable to noncontrolling interests	(204)	(123)
Net income attributable to Franklin Electric Co., Inc.	$15,730	$13,457
Income per share:
Basic	$0.33	$0.28
Diluted	$0.33	$0.28
Dividends per common share	$0.1000	$0.0975

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	First Quarter Ended
(In thousands)	March 31, 2017	April 2, 2016

Net income	$15,934	$13,580
Other comprehensive income, before tax:
Foreign currency translation adjustments	8,403	13,025
Employee benefit plan activity	743	742
Other comprehensive income	9,146	13,767
Income tax expense related to items of other comprehensive income	(252)	(266)
Other comprehensive income, net of tax	8,894	13,501
Comprehensive income	24,828	27,081
Less: Comprehensive income attributable to noncontrolling interests	211	208
Comprehensive income attributable to Franklin Electric Co., Inc.	$24,617	$26,873

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$70,651	$104,331
Receivables, less allowances of $3,633 and $3,601, respectively	154,701	145,999
Inventories:
Raw material	97,623	80,052
Work-in-process	16,551	18,735
Finished goods	121,550	104,684
Total inventories	235,724	203,471
Other current assets	33,803	30,018
Total current assets	494,879	483,819

Property, plant, and equipment, at cost:
Land and buildings	125,005	121,364
Machinery and equipment	249,422	242,170
Furniture and fixtures	49,479	47,523
Other	15,975	19,089
Property, plant, and equipment, gross	439,881	430,146
Less: Allowance for depreciation	(242,469)	(234,009)
Property, plant, and equipment, net	197,412	196,137
Deferred income taxes	7,141	4,621
Intangible assets, net	133,675	134,667
Goodwill	200,407	199,609
Other assets	21,766	21,052
Total assets	$1,055,280	$1,039,905

	March 31, 2017	December 31, 2016

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69,042	$63,927
Accrued expenses and other current liabilities	43,497	56,845
Income taxes	3,170	3,274
Current maturities of long-term debt and short-term borrowings	33,783	33,715
Total current liabilities	149,492	157,761
Long-term debt	156,170	156,544
Deferred income taxes	42,067	40,460
Employee benefit plans	43,527	45,307
Other long-term liabilities	18,367	17,093

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	7,849	7,652

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,443 and 46,376, respectively)	4,644	4,638
Additional capital	231,978	228,564
Retained earnings	560,346	550,095
Accumulated other comprehensive loss	(160,965)	(169,852)
Total shareholders' equity	636,003	613,445
Noncontrolling interest	1,805	1,643
Total equity	637,808	615,088
Total liabilities and equity	$1,055,280	$1,039,905

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2017	April 2, 2016

Cash flows from operating activities:
Net income	$15,934	$13,580
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,924	8,752
Share-based compensation	2,941	2,539
Deferred income taxes	(1,483)	270
Loss on disposals of plant and equipment	79	1,415
Foreign exchange (income)/expense	(475)	77
Excess tax from share-based payment arrangements	—	(53)
Changes in assets and liabilities, net of acquisitions
Receivables	(6,560)	(20,609)
Inventory	(29,661)	(8,884)
Accounts payable and accrued expenses	(10,539)	(3,649)
Income taxes	(2,002)	1,633
Employee benefit plans	(1,230)	(488)
Other, net	(499)	4,980
Net cash flows from operating activities	(24,571)	(437)
Cash flows from investing activities:
Additions to property, plant, and equipment	(4,908)	(11,153)
Proceeds from sale of property, plant, and equipment	34	185
Other, net	(7)	—
Net cash flows from investing activities	(4,881)	(10,968)
Cash flows from financing activities:
Proceeds from issuance of debt	20,383	31,606
Repayment of debt	(20,843)	(19,817)
Proceeds from issuance of common stock	481	411
Excess tax from share-based payment arrangements	—	53
Purchases of common stock	(665)	(4,175)
Dividends paid	(4,668)	(4,506)
Net cash flows from financing activities	(5,312)	3,572
Effect of exchange rate changes on cash	1,084	914
Net change in cash and equivalents	(33,680)	(6,919)
Cash and equivalents at beginning of period	104,331	81,561
Cash and equivalents at end of period	$70,651	$74,642

	Three Months Ended
	March 31, 2017	April 2, 2016
Cash paid for income taxes, net of refunds	$4,165	$2,542
Cash paid for interest	$2,312	$2,644

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$530	$289
Payable to seller of Bombas Leao	$24	$24

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2017, and for the first quarters ended March 31, 2017 and April 2, 2016 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the first quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

2. ACCOUNTING PRONOUNCEMENTS

Accounting Standards Issued But Not Yet Adopted
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present only the service cost component of net periodic benefit cost as an operating expense (consistent with the presentation of other employee compensation costs). The other components of net periodic benefit cost are to be presented as a non-operating expense. The ASU is effective on a retrospective basis for interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any annual period for which an entity's financial statements have not been issued or made available for issuance. The Company plans to adopt the ASU in the first quarter ended March 31, 2018 and is currently evaluating the impact of this ASU on its consolidated financial position, results of operations, and cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes step two from the goodwill impairment test and instead requires an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit's fair value. The ASU is effective on a prospective basis for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The Company is still determining the date of adoption for this ASU but does not anticipate the adoption to have a material impact to the Company's consolidated financial position, results of operations, or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this standard. The Company will adopt ASU 2014-09 beginning in the first quarter of 2018 using the modified retrospective approach.  The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of March 31, 2017 and December 31, 2016, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5.3	$5.3	$—	$—

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.6	$3.6	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $190.0 million and $190.2 million and estimated fair values of $194 million and $195 million as of March 31, 2017 and December 31, 2016, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

4. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements ("the swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of March 31, 2017, the swap had a notional value based on 190,000 shares. For both the first quarters ended March 31, 2017 and April 2, 2016, the swap resulted in gains of $0.8 million. Gains/losses resulting from the the swap were primarily offset by gains/losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

5. OTHER ASSETS
The Company has equity interests in various companies for various strategic purposes. The investments are accounted for under the equity method and are included in “Other assets” on the Company’s condensed consolidated balance sheets. The carrying amount of the investments is adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments are not considered material to the Company’s financial position, neither individually nor in the aggregate. The Company’s proportionate share of earnings from its equity interests, included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income, were immaterial for the first quarters ended March 31, 2017 and April 2, 2016.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	March 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.5	$(6.5)	$7.4	$(6.4)
Technology	7.5	(5.5)	7.5	(5.3)
Customer relationships	134.3	(51.7)	133.4	(49.6)
Other	2.8	(2.2)	2.7	(2.1)
Total	$152.1	$(65.9)	$151.0	$(63.4)
Unamortized intangibles:
Trade names	47.5	—	47.1	—
Total intangibles	$199.6	$(65.9)	$198.1	$(63.4)

Amortization expense related to intangible assets for the first quarters ended March 31, 2017 and April 2, 2016 was $2.1 million and $2.0 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2017	2018	2019	2020	2021
	$8.4	$8.4	$8.2	$8.1	$7.7

The change in the carrying amount of goodwill by reporting segment for the three months ended March 31, 2017, is as follows:

(In millions)
	Water Systems	Fueling Systems	Consolidated
Balance as of December 31, 2016	$136.3	$63.3	$199.6
Foreign currency translation	0.7	0.1	0.8
Balance as of March 31, 2017	$137.0	$63.4	$200.4

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of March 31, 2017, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2016 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all other eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other postretirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension and postretirement plans for the first quarters ended March 31, 2017 and April 2, 2016:

(In millions)	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	March 31, 2017	April 2, 2016	March 31, 2017	April 2, 2016
Service cost	$0.1	$0.2	$—	$—
Interest cost	1.4	1.5	0.1	0.1
Expected return on assets	(2.2)	(2.3)	—	—
Amortization of:
Prior service cost	—	—	0.1	0.1
Actuarial loss	0.6	0.6	—	—
Settlement cost	—	0.3	—	—
Net periodic benefit cost	$(0.1)	$0.3	$0.2	$0.2

In the first quarter ended March 31, 2017, the Company made contributions of $1.1 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2017 will be finalized by September 15, 2017, based upon the funding level requirements identified and year-end valuation performed at December 31, 2016.

8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the three month period ended March 31, 2017 was 1.3 percent as compared to 26.7 percent for the three month period ended April 2, 2016.

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

In addition, during the three month period ended March 31, 2017, the Company realized a foreign currency translation loss on the repayment of an intercompany loan that was long-term-investment in nature resulting in a discrete benefit of $1.7 million. During the first quarter, the Company also completed tax restructuring in a foreign tax jurisdiction and released a $1.9 million valuation allowance on a deferred tax asset related to net operating losses now expected to be realized.

9. DEBT
Debt consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Prudential Agreement	$90.0	$90.0
Tax increment financing debt	21.3	21.8
New York Life	75.0	75.0
Capital leases	0.1	0.1
Foreign subsidiary debt	3.9	3.6
Less: unamortized debt issuance costs	(0.3)	(0.3)
	$190.0	$190.2
Less: current maturities	(33.8)	(33.7)
Long-term debt	$156.2	$156.5

Debt outstanding, excluding unamortized debt issuance costs, at March 31, 2017 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$190.2	$33.8	$31.2	$31.3	$1.3	$1.3	$91.3
Capital leases	0.1	—	0.1	—	—	—	—
	$190.3	$33.8	$31.3	$31.3	$1.3	$1.3	$91.3

Prudential Agreement
The Company maintains the Third Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with a limited borrowing capacity of $250.0 million. The Prudential Agreement bears a coupon of 5.79 percent with a final maturity in 2019. As of March 31, 2017, the Company has $100.0 million borrowing capacity available under the Prudential Agreement.  Principal installments of $30.0 million are payable annually, including the date of maturity of April 30, 2019, with any unpaid balance due at that time.

Project Bonds
The Company, Allen County, Indiana and certain institutional investors maintain a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project)." The aggregate principal amount of the Project Bonds that were issued, authenticated, and are now outstanding thereunder was limited to $25.0 million. These Project Notes ("Tax increment financing debt") bear interest at 3.6 percent per annum. Interest and principal balance of the Project Notes are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10, 2033.

New York Life
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life (the "New York Life Agreement"), entered into on May 27, 2015 for $150.0 million maximum aggregate principal borrowing capacity and authorized issuance of $75.0 million of floating rate senior notes due May 27, 2025. These senior notes have a floating interest rate of one-month USD LIBOR (0.98 percent as of March 31, 2017) plus a spread of 1.35 percent with interest-only payments due on a monthly basis. As of March 31, 2017, there was $75.0 million remaining borrowing capacity under the New York Life Agreement.

Credit Agreement
The Company maintains the Third Amended and Restated Credit Agreement (the "Credit Agreement”). The Credit Agreement has a maturity date of October 28, 2021 and commitment amount of $300.0 million. The Credit Agreement provides that the Borrowers may request an increase in the aggregate commitments by up to $150.0 million (not to exceed a total commitment of $450.0 million). Under the Credit Agreement, the Borrowers are required to pay certain fees, including a facility fee of 0.100% to 0.275% (depending on the Company's leverage ratio) of the aggregate commitment, which fee is payable quarterly in arrears. Loans may be made either at (i) a Eurocurrency rate based on LIBOR plus an applicable margin of 0.75% to 1.60% (depending on the Company's leverage ratio) or (ii) an alternative base rate as defined in the Credit Agreement.

As of March 31, 2017, the Company had no outstanding borrowings, $6.0 million in letters of credit outstanding, and $294.0 million of available capacity under the Credit Agreement.

Covenants
The New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement contain customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of March 31, 2017.

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

The following table sets forth the computation of basic and diluted earnings per share:

	First Quarter Ended
(In millions, except per share amounts)	March 31, 2017	April 2, 2016
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$15.7	$13.5
Less: Undistributed earnings allocated to participating securities	0.1	0.1
Less: Undistributed earnings allocated to redeemable noncontrolling interest	0.1	0.5
Net income available to common shareholders	$15.5	$12.9
Denominator:
Basic weighted average common shares outstanding	46.4	46.1
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.6	0.3
Diluted weighted average common shares outstanding	47.0	46.4
Basic earnings per share	$0.33	$0.28
Diluted earnings per share	$0.33	$0.28

There were 0.2 million and 0.6 million stock options outstanding for the first quarters ended March 31, 2017 and April 2, 2016, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

11. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the first quarter ended March 31, 2017:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2016	$4,638	$228,564	$550,095	$(51,568)	$(118,284)	$1,643	$615,088	$7,652
Net income			15,730			148	15,878	56
Adjustment to Impo redemption value			(148)				(148)	148
Dividends on common stock			(4,668)				(4,668)
Common stock issued	2	479					481
Common stock repurchased	(2)		(663)				(665)
Share-based compensation	6	2,935					2,941
Currency translation adjustment					8,396	14	8,410	(7)
Pension liability, net of tax				491			491
Balance as of March 31, 2017	$4,644	$231,978	$560,346	$(51,077)	$(109,888)	$1,805	$637,808	$7,849

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the first quarters ended March 31, 2017 and April 2, 2016, are summarized below:

(In millions)
For the first quarter ended March 31, 2017:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance as of December 31, 2016	$(118.4)	$(51.5)	$(169.9)

Other comprehensive income/(loss) before reclassifications	8.4	—	8.4
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.5	0.5
Net other comprehensive income/(loss)	8.4	0.5	8.9

Balance as of March 31, 2017	$(110.0)	$(51.0)	$(161.0)

For the first quarter ended April 2, 2016:
Balance as of January 2, 2016	$(110.1)	$(51.5)	$(161.6)

Other comprehensive income/(loss) before reclassifications	13.0	—	13.0
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.4	0.4
Net other comprehensive income/(loss)	13.0	0.4	13.4

Balance as of April 2, 2016	$(97.1)	$(51.1)	$(148.2)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income.

(2) Net of tax (benefit)/expense of $0.3 million for both the first quarters ended March 31, 2017 and April 2, 2016.

Amounts related to noncontrolling interests were not material.

13. SEGMENT INFORMATION
Financial information by reportable business segment is included in the following summary:

	First Quarter Ended
(In millions)	March 31, 2017	April 2, 2016
	Net sales to external customers
Water Systems	$167.2	$168.8
Fueling Systems	53.1	49.6
Other	—	—
Consolidated	$220.3	$218.4

	First Quarter Ended
	March 31, 2017	April 2, 2016
	Operating income/(loss)
Water Systems	$21.4	$24.2
Fueling Systems	11.0	10.2
Other	(13.9)	(13.3)
Consolidated	$18.5	$21.1

	March 31, 2017	December 31, 2016
	Total assets
Water Systems	$723.0	$671.5
Fueling Systems	252.5	251.1
Other	79.8	117.3
Consolidated	$1,055.3	$1,039.9

Property, plant, and equipment is the major asset group in "Other" of total assets at March 31, 2017. Cash is the major asset group in "Other" of total assets at December 31, 2016.

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

At March 31, 2017, the Company had $15.6 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the first quarter ended March 31, 2017, are as follows:

(In millions)
Balance as of December 31, 2016	$8.2
Accruals related to product warranties	2.0
Reductions for payments made	(1.5)
Balance as of March 31, 2017	$8.7

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first quarters ended March 31, 2017 and April 2, 2016 are as follows:

	March 31, 2017	April 2, 2016
Risk-free interest rate	1.89%	1.21%
Dividend yield	0.94%	1.32%
Volatility factor	31.19%	37.70%
Expected term	5.5 years	5.5 years

A summary of the Company’s outstanding stock option activity and related information for the first quarter ended March 31, 2017 is as follows:

(Shares in thousands)	March 31, 2017
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,455	$25.02
Granted	192	42.49
Exercised	(25)	18.92
Forfeited	(2)	35.99
Outstanding at end of period	1,620	$27.17
Expected to vest after applying forfeiture rate	1,590	$26.99
Vested and exercisable at end of period	1,124	$23.13

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of March 31, 2017 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.74 years	$25,734
Expected to vest after applying forfeiture rate	5.68 years	$25,543
Vested and exercisable at end of period	4.31 years	$22,416

The total intrinsic value of options exercised during the first quarters ended March 31, 2017 and April 2, 2016 was $0.6 million and $0.2 million, respectively.

As of March 31, 2017, there was $2.5 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan and the 2009 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.35 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the first quarter ended March 31, 2017 is as follows:

(Shares in thousands)	March 31, 2017
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	473	$34.89
Awarded	127	42.38
Vested	(77)	33.64
Forfeited	(20)	33.80
Non-vested at end of period	503	$37.02

As of March 31, 2017, there was $12.2 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.69 years.

16. SUBSEQUENT EVENT
Subsequent to the end of the first quarter, the Company entered into agreements to acquire controlling interests in certain distributors in the U.S. professional groundwater market. These companies will continue to operate as full line wholesale distributors with a focus on total water systems support, including products from other industry manufacturers.

The Company previously held equity interests in these entities, each of which was less than 50 percent, and accounted for by the equity method of accounting. As a result of the additional acquisition, the Company’s total interest in each of the entities is now 100 percent and the entities will be included in the Company’s consolidated results effective from the date of acquisition.

The Company acquired the controlling interests of the entities for approximately $89 million, including assumed debt, subject to certain terms and conditions.

For financial reporting purposes, the acquired businesses will be reported separately from the Company’s existing Water Systems segment within a newly-established Distribution segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2017 vs. First Quarter 2016

OVERVIEW

Sales in the first quarter of 2017 increased from the first quarter last year.  The sales increase was primarily due to increased sales of Fueling Systems partially offset by lower sales in Water Systems. Foreign currency translation had no net impact on sales after consolidation in the first quarter of 2017. The Company’s organic sales growth was 1 percent excluding the impact of foreign currency. The Company's consolidated gross profit was $75.8 million for the first quarter of 2017, an increase of $1.6 million or about 2 percent from the prior year’s first quarter. The gross profit as a percent of net sales increased 40 basis points to 34.4 percent in 2017 from 34.0 percent in first quarter of 2016.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first quarter of 2017 were $220.3 million, an increase of $1.9 million or about 1 percent compared to 2016 first quarter sales of $218.4 million.  The Company’s organic sales growth was 1 percent as the impact of foreign currency translation was not significant.

	Net Sales
(In millions)	Q1 2017	Q1 2016	2017 v 2016
Water Systems	$167.2	$168.8	$(1.6)
Fueling Systems	53.1	49.6	3.5
Consolidated	$220.3	$218.4	$1.9

Net Sales-Water Systems
Water Systems revenues were $167.2 million in the first quarter 2017, a decrease of $1.6 million or about 1 percent versus the first quarter 2016 sales of $168.8 million. Sales were not significantly impacted in the first quarter of 2017 by foreign currency translation. Water Systems sales were down about 1 percent, excluding foreign currency translation, in the first quarter of 2017 versus the first quarter of 2016.

Water Systems sales in the U.S. and Canada represented 32 percent of consolidated sales and declined by about 8 percent compared to the prior year. Water Systems sales were not significantly impacted in the quarter due to foreign currency translation. On April 10, 2017, the Company announced the acquisition of three distribution companies in the U.S. groundwater market. Groundwater sales declined about $7 million, of which approximately $6 million is attributable to the decision by the leadership of the acquired distribution companies to reduce their inventory of Franklin Electric products in anticipation of the acquisitions.

Outside of the sales to the acquired distribution companies, U.S. and Canada sales of groundwater pumping equipment were down about 4 percent due to higher channel inventory levels from significant fourth quarter 2016 purchases and to a lesser extent, adverse weather, especially in the West. U.S. and Canada sales of dewatering equipment increased by 12 percent in the first quarter when compared to the prior year and sales of other surface pumping equipment declined by 3 percent.

Water Systems sales in Europe, the Middle East and Africa were about 19 percent of consolidated sales and decreased by about 4 percent compared to the first quarter 2016. Water Systems sales were reduced by about 6 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, sales increased by about 2 percent compared to the first quarter 2016. The growth was driven by higher sales of groundwater pumping equipment, partially offset by decreased rental sales of Pioneer branded dewatering equipment and weakness in Southern Africa due to lower demand in the mining sector.

Water Systems sales in Latin America were about 15 percent of consolidated sales for the first quarter and grew by about 23 percent compared to the first quarter of the prior year. Water Systems sales were up by $3.2 million or about 12 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, Latin American sales increased by about 11 percent compared to the first quarter 2016. The growth in sales was primarily in Brazil.

Water Systems sales in the Asia Pacific region were 10 percent of consolidated sales and were up about 1 percent compared to the first quarter prior year. Asia Pacific sales were higher by less than 1 percent in the quarter due to foreign currency translation. Excluding the impact of foreign currency translation, Asia Pacific sales increased by about 1 percent compared to the first quarter 2016.

Net Sales-Fueling Systems
Fueling Systems sales were about 24 percent of consolidated sales at $53.1 million in the first quarter of 2017, an increase of $3.5 million or about 7 percent versus the first quarter 2016 sales of $49.6 million. Fueling Systems sales were decreased by $0.8 million or 2 percent in the quarter due to foreign currency translation. Fueling Systems sales growth, excluding foreign currency translation, was about 9 percent. Fueling Systems sales in the U.S. and Canada grew by about 7 percent during the quarter with most of the sales growth coming from pump and fuel management systems. Fueling Systems revenues in the rest of world were higher, excluding foreign exchange, by about 7 percent. Asia Pacific grew by about 24 percent due to higher sales in China. These sales increases were partially offset by lower sales in Europe and Latin America.

Cost of Sales
Cost of sales as a percentage of net sales for the first quarters of 2017 and 2016 was 65.6 percent and 66.0 percent, respectively. Correspondingly, the gross profit margin increased to 34.4 percent from 34.0 percent, a 40 basis point improvement. The Company’s consolidated gross profit was $75.8 million for the first quarter of 2017, an increase of $1.6 million, or about 2 percent, from the first quarter of 2016 gross profit of $74.2 million. The gross profit margin increase was primarily due to favorable pricing and lower direct material costs, partially offset by higher fixed costs.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $57.0 million in the first quarter of 2017 compared to $52.3 million in the first quarter of the prior year, an increase of $4.7 million or about 9 percent. Sales related support cost, including marketing and selling related expenses, increased by about $3.3 million or 15 percent and the transaction and other costs associated with the recently acquired distribution companies were about $0.8 million.

Restructuring Expenses
Restructuring expenses for the first quarters of 2017 and 2016 were $0.3 million and $0.8 million, respectively.
Restructuring expenses for the first quarter of 2017 were in Brazil and related to continued manufacturing realignments and include severance expenses and other miscellaneous manufacturing realignment activities. Restructuring expenses for the first quarter of 2016 were split $0.4 million across both segments, Water and Fueling, and included asset write-offs, severance expenses and other miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $18.5 million in the first quarter of 2017, down $2.6 million or about 12 percent from $21.1 million in the first quarter of 2016.

	Operating income (loss)
(In millions)	Q1 2017	Q1 2016	2017 v 2016
Water Systems	$21.4	$24.2	$(2.8)
Fueling Systems	11.0	10.2	0.8
Other	(13.9)	(13.3)	(0.6)
Consolidated	$18.5	$21.1	$(2.6)

Operating Income-Water Systems
Water Systems operating income was $21.4 million in the first quarter 2017, down $2.8 million versus the first quarter 2016. The first quarter operating income margin was 12.8 percent, down 150 basis points from 14.3 percent in the first quarter of 2016. Operating income decreased in Water Systems primarily due to higher fixed costs from marketing and selling related expenses.

Operating Income-Fueling Systems
Fueling Systems operating income was $11.0 million in the first quarter of 2017 compared to $10.2 million in the first quarter of 2016, an increase of about 8 percent. The first quarter Fueling Systems operating income margin was 20.7 percent, an increase of 10 basis points from the 20.6 percent of net sales in the first quarter of 2016.

Operating Income-Other
Operating income-other is composed primarily of unallocated general and administrative expenses and in the first quarter of 2017 included the transaction and other costs associated with the recently acquired distribution companies of about $0.8 million.

Interest Expense
Interest expense for the first quarters of 2017 and 2016 was $3.5 million and $2.4 million, respectively, and in the first quarter of 2017 the Company recorded interest charges on prior years VAT taxes as a result of an audit in an international jurisdiction.

Other Income or Expense
Other income or expense was income in the first quarter of 2017 of $0.7 million and was less than $0.1 million in the first quarter of 2016. Included in other income in the first quarter of 2017 was income from minority interests of $0.5 million and interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities. Included in other income in the first quarter of 2016 was interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a gain of $0.5 million for the first quarter of 2017. Foreign currency-based transactions produced a loss of $0.1 million for the first quarter of 2016.

Income Taxes
The provision for income taxes in the first quarters of 2017 and 2016 was $0.2 million and $5.0 million, respectively. The effective tax rate for the first quarter of 2017 was about 1 percent and, before the impact of discrete events, was about 27 percent.  The effective tax rate for the first quarter of 2016 was about 27 percent and, before the impact of discrete events, was about 26 percent.   In the first quarter of 2017, the Company realized a foreign currency translation loss on the repayment of an intercompany loan that was a long-term-investment in nature resulting in a discrete tax benefit of $1.7 million.  The Company also completed in the quarter tax restructuring in a foreign tax jurisdiction and released a $1.9 million valuation allowance on a deferred tax asset related to net operating losses now expected to be realized. The tax rate as a percentage of pre-tax earnings for the full year of 2017 is projected to be about 27 percent, compared to the full year 2016 tax rate of about 26 percent, both before discrete adjustments.  The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings after the restructuring of certain foreign entities. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand, and available credit.

Net Income
Net income for the first quarter of 2017 was $15.9 million compared to the prior year first quarter net income of $13.6 million.  Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2017 was $15.7 million, or $0.33 per diluted share, compared to the prior year first quarter net income attributable to Franklin Electric Co., Inc. of $13.5 million or $0.28 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at March 31, 2017 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

As of March 31, 2017, the Company had a $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of March 31, 2017, the Company had $294.0 million borrowing capacity under the Credit Agreement as $6.0 million in letters of commercial and standby letters of credit were outstanding and undrawn and no revolver borrowing was drawn and outstanding as of the end of the quarter.

The Company also has other long-term debt borrowing outstanding as of March 31, 2017. See Footnote 9 for additional specifics regarding these obligations and future maturities.

At March 31, 2017, the Company had $49.9 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.

Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first quarters of 2017 and 2016.

(in thousands)	2017	2016
Net cash used in operating activities	$(24.6)	$(0.4)
Net cash used in investing activities	(4.8)	(11.0)
Net cash provided by (used in) financing activities	(5.3)	3.6
Impact of exchange rates on cash and cash equivalents	1.0	0.9
Change in cash and cash equivalents	$(33.7)	$(6.9)

Cash Flows Used in Operating Activities
2017 vs. 2016
Net cash used in operating activities was $24.6 million for the first quarter ended March 31, 2017 compared to $0.4 million for the first quarter ended April 2, 2016.  The increase in cash used in operations in the first quarter of 2017 in comparison to the first quarter of 2016 was largely attributable to an increase in held inventory due to both seasonality and anticipated increased demand, a decrease in accrued liabilities attributable to higher incentive bonus payments, and reductions in income tax liabilities and reserves in the first quarter of 2017 compared to the first quarter of 2016.

Cash Flows Used in Investing Activities
2017 vs. 2016
Net cash used in investing activities was $4.8 million for the first quarter ended March 31, 2017 compared to $11.0 million for the first quarter ended April 2, 2016.  The decrease in cash used in investing activities was primarily attributable to higher capital expenditures in the first quarter of 2016 which included the purchase of a building.

Cash Flows Provided by (Used in) Financing Activities
2017 vs. 2016
Net cash used in financing activities was $5.3 million for the first quarter ended March 31, 2017 compared to $3.6 million provided by financing activities for the first quarter ended April 2, 2016.  The Company had net repayments of approximately $0.5 million in the first quarter of 2017 and net borrowings of approximately $11.8 million for the same period in 2016.  Repurchases of common stock were approximately $0.7 million in the first quarter ended March 31, 2017 compared to $4.2 million in the first quarter ended April 2, 2016.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and in Exhibit 99.1 thereto. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the first quarter ended March 31, 2017. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as set forth in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

The Company did not repurchase any shares under its outstanding plan during the first quarter of 2017. The maximum number of shares that may still be purchased under this plan as of March 31, 2017 is 2,156,362.

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 29.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: May 2, 2017	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2017	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED MARCH 31, 2017

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