Form 10-Q
period 2017-06-30
FRANKLIN ELECTRIC CO INC
filed 2017-08-01
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 24, 2017
$.10 par value	46,490,853 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2017	July 2, 2016	June 30, 2017	July 2, 2016

Net sales	$305,349	$252,081	$525,601	$470,511
Cost of sales	202,596	161,403	347,032	305,597
Gross profit	102,753	90,678	178,569	164,914
Selling, general, and administrative expenses	68,298	57,954	125,289	110,299
Restructuring expense	251	45	566	865
Operating income	34,204	32,679	52,714	53,750
Interest expense	(2,244)	(2,221)	(5,758)	(4,648)
Other income, net	5,573	1,373	6,240	1,341
Foreign exchange income/(expense)	(372)	315	103	238
Income before income taxes	37,161	32,146	53,299	50,681
Income tax expense	6,917	7,959	7,121	12,914
Net income	$30,244	$24,187	$46,178	$37,767
Less: Net income attributable to noncontrolling interests	(335)	(205)	(539)	(328)
Net income attributable to Franklin Electric Co., Inc.	$29,909	$23,982	$45,639	$37,439
Income per share:
Basic	$0.64	$0.51	$0.97	$0.79
Diluted	$0.64	$0.50	$0.97	$0.78
Dividends per common share	$0.1075	$0.1000	$0.2075	$0.1975

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands)	June 30, 2017	July 2, 2016	June 30, 2017	July 2, 2016

Net income	$30,244	$24,187	$46,178	$37,767
Other comprehensive income, before tax:
Foreign currency translation adjustments	6,101	908	14,504	13,933
Employee benefit plan activity	747	743	1,490	1,485
Other comprehensive income	6,848	1,651	15,994	15,418
Income tax expense related to items of other comprehensive income	(252)	(266)	(504)	(532)
Other comprehensive income, net of tax	6,596	1,385	15,490	14,886
Comprehensive income	36,840	25,572	61,668	52,653
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(364)	154	(153)	362
Comprehensive income attributable to Franklin Electric Co., Inc.	$37,204	$25,418	$61,821	$52,291

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$55,095	$104,331
Receivables, less allowances of $4,917 and $3,601, respectively	190,650	145,999
Inventories:
Raw material	100,559	80,052
Work-in-process	18,412	18,735
Finished goods	177,716	104,684
Total inventories	296,687	203,471
Other current assets	37,194	30,018
Total current assets	579,626	483,819

Property, plant, and equipment, at cost:
Land and buildings	142,014	121,364
Machinery and equipment	259,064	242,170
Furniture and fixtures	52,547	47,523
Other	14,861	19,089
Property, plant, and equipment, gross	468,486	430,146
Less: Allowance for depreciation	(253,834)	(234,009)
Property, plant, and equipment, net	214,652	196,137
Deferred income taxes	7,439	4,621
Intangible assets, net	136,818	134,667
Goodwill	236,153	199,609
Other assets	5,422	21,052
Total assets	$1,180,110	$1,039,905

	June 30, 2017	December 31, 2016

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73,266	$63,927
Accrued expenses and other current liabilities	57,047	56,845
Income taxes	3,823	3,274
Current maturities of long-term debt and short-term borrowings	145,381	33,715
Total current liabilities	279,517	157,761
Long-term debt	126,030	156,544
Deferred income taxes	40,842	40,460
Employee benefit plans	42,705	45,307
Other long-term liabilities	17,635	17,093

Commitments and contingencies (see Note 15)	—	—

Redeemable noncontrolling interest	1,948	7,652

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,482 and 46,376, respectively)	4,648	4,638
Additional capital	235,141	228,564
Retained earnings	583,698	550,095
Accumulated other comprehensive loss	(153,670)	(169,852)
Total shareholders' equity	669,817	613,445
Noncontrolling interest	1,616	1,643
Total equity	671,433	615,088
Total liabilities and equity	$1,180,110	$1,039,905

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2017	July 2, 2016

Cash flows from operating activities:
Net income	$46,178	$37,767
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,412	17,633
Share-based compensation	4,546	4,155
Deferred income taxes	(3,361)	2,961
Loss on disposals of plant and equipment	178	1,681
Gain on equity investment	(4,788)	—
Foreign exchange (income)/expense	(103)	(238)
Changes in assets and liabilities, net of acquisitions
Receivables	(9,289)	(31,221)
Inventory	(31,792)	(10,982)
Accounts payable and accrued expenses	(24,712)	3,091
Income taxes	(3,481)	2,502
Employee benefit plans	(2,431)	(3,910)
Other, net	(1,862)	5,872
Net cash flows from operating activities	(12,505)	29,311
Cash flows from investing activities:
Additions to property, plant, and equipment	(18,621)	(19,490)
Proceeds from sale of property, plant, and equipment	109	2,166
Cash paid for acquisitions, net of cash acquired	(52,255)	—
Other, net	153	178
Net cash flows from investing activities	(70,614)	(17,146)
Cash flows from financing activities:
Proceeds from issuance of debt	169,284	62,052
Repayment of debt	(122,088)	(69,903)
Proceeds from issuance of common stock	2,047	610
Purchases of common stock	(2,374)	(4,736)
Dividends paid	(10,199)	(9,821)
Purchase of redeemable noncontrolling shares	(5,047)	—
Net cash flows from financing activities	31,623	(21,798)
Effect of exchange rate changes on cash	2,260	(346)
Net change in cash and equivalents	(49,236)	(9,979)
Cash and equivalents at beginning of period	104,331	81,561
Cash and equivalents at end of period	$55,095	$71,582

	Six Months Ended
(In thousands)	June 30, 2017	July 2, 2016

Cash paid for income taxes, net of refunds	$14,583	$9,400
Cash paid for interest	$4,712	$4,944

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$474	$321
Payable to seller of Bombas Leao	$24	$24

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2017, and for the second quarters and six months ended June 30, 2017 and July 2, 2016 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the second quarter and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

2. ACCOUNTING PRONOUNCEMENTS

Accounting Standards Issued But Not Yet Adopted
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present only the service cost component of net periodic benefit cost as an operating expense (consistent with the presentation of other employee compensation costs). The other components of net periodic benefit cost are to be presented as a non-operating expense. The ASU is effective on a retrospective basis for interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any annual period for which an entity's financial statements have not been issued or made available for issuance. The Company plans to adopt the ASU in the first quarter ended March 31, 2018 and does not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes step two from the goodwill impairment test and instead requires an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit's fair value. The ASU is effective on a prospective basis for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The Company is still determining the date of adoption for this ASU but does not anticipate the adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this standard. The Company will adopt ASU 2014-09 beginning in the first quarter of 2018 using the modified retrospective approach.  The Company does expect to expand some disclosures in response to this ASU upon adoption; however, the Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

3. ACQUISITIONS
During the second quarter of 2017, the Company redeemed 10 percent of the noncontrolling interest of Impo, a Turkish subsidiary, increasing the Company’s ownership to 100 percent for approximately TRY 17.0 million, $5.0 million at the then current exchange rate.  The 10 percent redemption value was calculated using a specified formula and resulted in a reduction to the carrying value of TRY 0.6 million ($0.2 million).  Due to the immaterial nature of the redemption, the Company has not included full year proforma statements of income for the acquisition year or previous year.

During the second quarter of 2017, the Company acquired controlling interests in three distributors (2M Company, Inc. (“2M”), Drillers Service, Inc. (“DSI”), and Western Hydro, LLC (“Western Hydro”), collectively referred to below as the “Headwater acquisitions”) in the U.S. professional groundwater market for a combined purchase price of approximately $57.9 million, subject to certain terms and conditions. The Company had previously prepaid a $3.0 million portion of the purchase price at the time of original investment. The Company funded the Headwater acquisitions with cash on hand and short-term borrowings from the Company’s Revolver (see Note 10 - Debt). The Headwater acquisitions will be reported within a new “Distribution” segment (see Note 14 - Segment Information). The Headwater acquisitions provide the Company with a robust groundwater distribution channel throughout the United States.
The Company previously held equity interests in these entities, each of which was less than 50 percent, and accounted for by the equity method of accounting. The Company’s total interest in each of the entities is now 100 percent and the entities are included in the Company’s consolidated results effective from the date of acquisition. The original equity interests in the acquired entities were remeasured to their fair values as of the acquisition date (which aggregated was $20.2 million) based on the income approach, which utilized management estimates and consultation with an independent third-party valuation firm. Inputs included an analysis of the enterprise value based on financial projections and ownership percentages. As a result, the Company recognized an aggregate one-time gain on the acquisitions of $4.8 million, and none of the individual entity gains were material. This gain is included in the “Other income, net” line of the Company’s condensed consolidated statements of income for the second quarter and six months ended June 30, 2017.
The preliminary identifiable intangible assets recognized due to the Headwater acquisitions were $5.7 million and consist of customer relationships, which will be amortized utilizing the straight-line method over 15 years.
The preliminary goodwill of $34.4 million resulting from the Headwater acquisitions consists primarily of the benefits of forward channel integration opportunities and broadened product offerings. All of the goodwill was recorded as part of the Distribution segment, and only a portion ($12.1 million) is expected to be deductible for tax purposes.
The preliminary purchase price assigned to the major identifiable assets and liabilities for the Headwater acquisitions on an aggregated basis is as follows:

(In millions)
Cash	$2.7
Receivables	30.4
Inventory	56.9
Other current assets	2.9
Total current assets	92.9
Property, plant, and equipment	9.4
Intangible assets	5.7
Goodwill	34.4
Other assets	1.7
Total assets	144.1
Accounts payable	(20.2)
Accrued liabilities and other current liabilities	(11.5)
Current maturities of long-term debt	(31.6)
Total current liabilities	(63.3)
Long-term debt	(2.0)
Other long-term liabilities	(0.7)
Total liabilities	(66.0)
Total	78.1
Less: Fair value of original equity interest	(20.2)
Total purchase price	$57.9

The fair values of the identifiable intangible assets and property, plant, and equipment related to the Headwater acquisition are provisional amounts as of June 30, 2017, pending final valuations and purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.
The following unaudited proforma financial information for the second quarters and six months ended June 30, 2017 and July 2, 2016 gives effect to the Headwater acquisitions by the Company as if the acquisitions had occurred as of January 3, 2016. These unaudited proforma condensed consolidated financial statements are prepared for informational purposes only and are not necessarily indicative of actual results or financial position that would have been achieved had the acquisitions been consummated on the dates indicated and are not necessarily indicative of future operating results or financial position of the consolidated companies. The unaudited proforma condensed consolidated financial statements do not give effect to any cost savings or incremental costs that may result from the integration of the Headwater acquisitions with the Company.

FRANKLIN ELECTRIC CO., INC.
PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Second Quarter Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2017	July 2, 2016	June 30, 2017	July 2, 2016

Revenue:
As reported	$305.3	$252.1	$525.6	$470.5
Proforma	315.2	309.8	585.5	571.0
Net income:
As reported	$29.9	$24.0	$45.6	$37.4
Proforma	30.3	26.3	46.9	40.6
Basic earnings per share:
As reported	$0.64	$0.51	$0.97	$0.79
Proforma	0.65	0.56	1.00	0.84
Diluted earnings per share:
As reported	$0.64	$0.50	$0.97	$0.78
Proforma	0.64	0.55	0.99	0.83
The Headwater entities contributed a total of $59.1 million of revenue and $1.9 million of net income to the Company's condensed consolidated statements of income from their acquisition dates through June 30, 2017.
Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations. There were $0.1 million and $0.3 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the second quarter and six months ended June 30, 2017, respectively. There were no transaction costs incurred in the second quarter or six months ended July 2, 2016.
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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of June 30, 2017 and December 31, 2016, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.0	$3.0	$—	$—

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.6	$3.6	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $271.4 million and $190.2 million and estimated fair values of $276 million and $195 million as of June 30, 2017 and December 31, 2016, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements ("the swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of June 30, 2017, the swap had a notional value based on 215,000 shares. For the second quarter and six months ended June 30, 2017, the swap resulted in a loss of $0.4 million and a gain of $0.4 million, respectively. For the second quarter and six months ended July 2, 2016, the swap resulted in gains of $0.3 million and $1.1 million, respectively. Gains and losses resulting from the the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. OTHER ASSETS
Through the second quarter of 2017, the Company held equity interests in the acquired companies identified in Note 3 - Acquisitions for various strategic purposes. The investments were accounted for under the equity method and were included in “Other assets” on the Company’s condensed consolidated balance sheets. The carrying amount of the investments were adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments were not considered material to the Company’s financial position, either individually or in the aggregate. The Company’s proportionate share of earnings from its equity interests, included in the "Other income, net" line of the Company's condensed consolidated statements of income, were immaterial for the second quarters ended June 30, 2017 and July 2, 2016.

During the second quarter of 2017, the remaining interests of these equity method investments were purchased (see Note 3 - Acquisitions), bringing total ownership of these entities to 100 percent. As of June 30, 2017, there were no equity method investments recorded on the Company's condensed consolidated balance sheets.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	June 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.5	$(6.6)	$7.4	$(6.4)
Technology	7.5	(5.6)	7.5	(5.3)
Customer relationships	140.0	(53.8)	133.4	(49.6)
Other	3.1	(2.5)	2.7	(2.1)
Total	$158.1	$(68.5)	$151.0	$(63.4)
Unamortized intangibles:
Trade names	47.2	—	47.1	—
Total intangibles	$205.3	$(68.5)	$198.1	$(63.4)

Amortization expense related to intangible assets for the second quarters ended June 30, 2017 and July 2, 2016 was $2.2 million and $2.1 million, respectively and $4.3 million and $4.1 million for the six months ended June 30, 2017 and July 2, 2016, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2017	2018	2019	2020	2021
	$8.4	$8.4	$8.2	$8.1	$7.7

The change in the carrying amount of goodwill by reporting segment for the six months ended June 30, 2017, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2016	$136.3	$63.3	$—	$199.6
Acquisitions	—	—	34.4	34.4
Foreign currency translation	2.0	0.2	—	2.2
Balance as of June 30, 2017	$138.3	$63.5	$34.4	$236.2

8. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of June 30, 2017, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2016 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all other eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the second quarters and six months ended June 30, 2017 and July 2, 2016:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2017	July 2, 2016	June 30, 2017	July 2, 2016
Service cost	$0.2	$0.3	$0.3	$0.5
Interest cost	1.5	1.6	2.9	3.1
Expected return on assets	(2.3)	(2.4)	(4.5)	(4.7)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	0.7	0.7	1.3	1.3
Settlement cost	—	0.3	—	0.6
Net periodic benefit cost	$0.1	$0.5	$—	$0.8

In the six months ended June 30, 2017, the Company made contributions of $2.2 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2017 will be finalized by September 15, 2017, based upon the funding level requirements identified and year-end valuation performed at December 31, 2016.

The following table sets forth the aggregated net periodic benefit cost for the post-retirement benefit plan for the second quarters and six months ended June 30, 2017 and July 2, 2016:

(In millions)	Other Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2017	July 2, 2016	June 30, 2017	July 2, 2016
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.2	0.2
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	0.1	0.1	0.2	0.2
Actuarial loss	—	—	—	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.2	$0.2	$0.4	$0.4

9. INCOME TAXES
The Company’s effective tax rate from continuing operations for the six month period ended June 30, 2017 was 13.4 percent as compared to 25.5 percent for the six month period ended July 2, 2016. For the second quarters of 2017 and 2016 the effective tax rate was 18.6 percent and 24.8 percent, respectively.

The effective tax rate continues to be lower than the U.S. statutory rate primarily due to the indefinite reinvestment of foreign earnings taxed at rates below the U.S. statutory rate as well as recognition of U.S. incentives and certain discrete events.  The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations as well as cash on hand and available credit.

During the second quarter ended June 30, 2017, the Company acquired controlling interests in three U.S. distributors (see Note 3 - Acquisitions). These transactions created a discrete non-taxable gain recognized on the original minority equity investments resulting in a tax benefit of $1.8 million. In addition, the Company's unrecognized tax benefits decreased $0.8 million for foreign tax liabilities due to statute expirations during the second quarter.

During the first quarter ended March 31, 2017, the Company realized a loss on discrete intercompany loans that were long-term-investment in nature resulting in a permanent tax benefit of $1.7 million and the Company released a valuation allowance on deferred tax of $1.9 million in a foreign jurisdiction where a restructuring occurred.

10. DEBT
Debt consisted of the following:

(In millions)	June 30, 2017	December 31, 2016
Prudential Agreement	$60.0	$90.0
Tax increment financing debt	21.3	21.8
New York Life	75.0	75.0
Revolver	111.3	—
Capital leases	0.1	0.1
Foreign subsidiary debt	4.0	3.6
Less: unamortized debt issuance costs	(0.3)	(0.3)
	$271.4	$190.2
Less: current maturities	(145.4)	(33.7)
Long-term debt	$126.0	$156.5

Debt outstanding, excluding unamortized debt issuance costs, at June 30, 2017 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$271.6	$145.3	$31.2	$1.3	$1.2	$1.3	$91.3
Capital leases	0.1	0.1	—	—	—	—	—
	$271.7	$145.4	$31.2	$1.3	$1.2	$1.3	$91.3

Prudential Agreement
The Company maintains the Third Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with an initial borrowing capacity of $250.0 million. The Prudential Agreement bears a coupon of 5.79 percent with a final maturity in 2019.  Principal installments of $30.0 million are payable annually, including the date of maturity of April 30, 2019, with any unpaid balance due at that time. There is no additional borrowing capacity resulting from principal payments made by the Company. As of June 30, 2017, the Company has $100.0 million borrowing capacity available under the Prudential Agreement.

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

New York Life
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life (the "New York Life Agreement"), entered into on May 27, 2015 for $150.0 million maximum aggregate principal borrowing capacity and authorized issuance of $75.0 million of floating rate senior notes due May 27, 2025. These senior notes have a floating interest rate of one-month USD LIBOR (1.22 percent as of June 30, 2017) plus a spread of 1.35 percent with interest-only payments due on a monthly basis. As of June 30, 2017, there was $75.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of June 30, 2017, the Company had $111.3 million in outstanding borrowings which were primarily used for acquisition and working capital needs, $6.0 million in letters of credit outstanding, and $182.7 million of available capacity under the Credit Agreement.

Covenants
The New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement contain customary affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of June 30, 2017.

11. EARNINGS PER SHARE
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

The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2017	July 2, 2016	June 30, 2017	July 2, 2016
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$29.9	$24.0	$45.6	$37.4
Less: Undistributed earnings allocated to participating securities	0.2	0.2	0.3	0.3
Less: Undistributed earnings allocated to redeemable noncontrolling interest	(0.2)	0.3	—	0.8
Net income available to common shareholders	$29.9	$23.5	$45.3	$36.3
Denominator:
Basic weighted average common shares outstanding	46.5	46.2	46.4	46.2
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.5	0.5	0.6	0.4
Diluted weighted average common shares outstanding	47.0	46.7	47.0	46.6
Basic earnings per share	$0.64	$0.51	$0.97	$0.79
Diluted earnings per share	$0.64	$0.50	$0.97	$0.78

There were 0.4 million and 0.5 million stock options outstanding for the second quarters ended June 30, 2017 and July 2, 2016, and 0.3 million and 0.7 million stock options outstanding for the six months ended June 30, 2017 and July 2, 2016, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

12. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the six months ended June 30, 2017:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2016	$4,638	$228,564	$550,095	$(51,568)	$(118,284)	$1,643	$615,088	$7,652
Net income			45,639			374	46,013	165
Adjustment to Impo redemption value			27				27	(27)
Dividends on common stock			(9,695)				(9,695)
Common stock issued	9	2,038					2,047
Common stock repurchased	(6)		(2,368)				(2,374)
Share-based compensation	7	4,539					4,546
Noncontrolling dividend						(504)	(504)
Purchase of redeemable noncontrolling shares								(5,047)
Currency translation adjustment					15,196	103	15,299	(795)
Pension liability, net of tax				986			986
Balance as of June 30, 2017	$4,648	$235,141	$583,698	$(50,582)	$(103,088)	$1,616	$671,433	$1,948

13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2017 and July 2, 2016, are summarized below:

(In millions)
For the six months ended June 30, 2017:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance as of December 31, 2016	$(118.4)	$(51.5)	$(169.9)

Other comprehensive income/(loss) before reclassifications	15.2	—	15.2
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.0	1.0
Net other comprehensive income/(loss)	15.2	1.0	16.2

Balance as of June 30, 2017	$(103.2)	$(50.5)	$(153.7)

For the six months ended July 2, 2016:
Balance as of January 2, 2016	$(110.1)	$(51.5)	$(161.6)

Other comprehensive income/(loss) before reclassifications	13.9	—	13.9
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.9	0.9
Net other comprehensive income/(loss)	13.9	0.9	14.8

Balance as of July 2, 2016	$(96.2)	$(50.6)	$(146.8)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 8 for additional details) and is included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income.

(2) Net of tax (benefit)/expense of $0.5 million for both the six months ended June 30, 2017 and July 2, 2016.

Amounts related to noncontrolling interests were not material.

14. SEGMENT INFORMATION
The accounting policies of the operating segments are the same as those described in Note 1 of the Company's Form 10-K. During the second quarter of 2017, as a result of recent acquisitions, the Company revised its reportable segments to now include a Distribution segment. The Water and Fueling segments include manufacturing operations and supply certain components and finished goods, both between segments and to the Distribution segment. The Company accounts for intersegment revenue transactions consistent with independent third party transactions, that is, at current market prices. Operating income by segment is based on net sales less identifiable operating expenses and allocations and includes profits recorded on sales to other segments of the Company.

Financial information by reportable business segment is included in the following summary:

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2017	July 2, 2016	June 30, 2017	July 2, 2016
	Net sales
Water Systems
External sales	$185.8	$194.6	$353.0	$363.4
Intersegment sales	17.6	—	17.6	—
Total sales	203.4	194.6	370.6	363.4
Distribution
External sales	59.1	—	59.1	—
Intersegment sales	—	—	—	—
Total sales	59.1	—	59.1	—
Fueling Systems
External sales	60.4	57.5	113.5	107.1
Intersegment sales	1.0	—	1.0	—
Total sales	61.4	57.5	114.5	107.1

Intersegment Eliminations/Other	(18.6)	—	(18.6)	—
Consolidated	$305.3	$252.1	$525.6	$470.5

	Second Quarter Ended		Six Months Ended
	June 30, 2017	July 2, 2016	June 30, 2017	July 2, 2016
	Operating income/(loss)
Water Systems	$32.8	$31.5	$54.2	$55.6
Distribution	3.7	—	3.7	—
Fueling Systems	14.9	15.5	25.8	25.8
Intersegment Eliminations/Other	(17.2)	(14.3)	(31.0)	(27.6)
Consolidated	$34.2	$32.7	$52.7	$53.8

	June 30, 2017	December 31, 2016
	Total assets
Water Systems	$685.4	$671.5
Distribution	161.8	—
Fueling Systems	262.4	251.1
Other	70.5	117.3
Consolidated	$1,180.1	$1,039.9

Property, plant, and equipment is the major asset group in "Other" of total assets at June 30, 2017. Cash is the major asset group in "Other" of total assets at December 31, 2016.

15. COMMITMENTS AND CONTINGENCIES
The Company is defending various claims and legal actions which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

At June 30, 2017, the Company had $7.2 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the six months ended June 30, 2017, are as follows:

(In millions)
Balance as of December 31, 2016	$8.2
Accruals related to product warranties	4.7
Additions related to acquisitions	1.5
Reductions for payments made	(3.8)
Balance as of June 30, 2017	$10.6

16. SHARE-BASED COMPENSATION
Effective May 5, 2017, the shareholders of the Company approved the Franklin Electric Co., Inc. 2017 Stock Plan (the "2017 Stock Plan"). The Board of Directors had previously approved the 2017 Stock Plan on March 15, 2017 subject to shareholder approval. The 2017 Stock Plan was enacted in addition to the previously approved 2009 and 2012 Stock Plans and is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, stock unit awards, and stock appreciation rights ("SARs") to key employees and non-employee directors. The number of shares that may be issued under the Plan is 1,400,000. Stock options and SARs reduce the number of available shares by one share for each share subject to the option or SAR, and stock awards and stock unit awards settled in shares reduce the number of available shares by 1.5 shares for every one share delivered.

The Company also maintains the Franklin Electric Co., Inc. 2012 Stock Plan (the "2012 Stock Plan"), which is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, and stock unit awards to key employees and non-employee directors.

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

The Company currently issues new shares from its common stock balance to satisfy option exercises and the settlement of stock awards and stock unit awards made under the outstanding stock plans.

Stock Options:
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with a single approach and amortized using a straight-line attribution method over the option’s vesting period.

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the six months ended June 30, 2017 and July 2, 2016 are as follows:

	June 30, 2017	July 2, 2016
Risk-free interest rate	1.89%	1.21%
Dividend yield	0.94%	1.32%
Volatility factor	31.19%	37.70%
Expected term	5.5 years	5.5 years

A summary of the Company’s outstanding stock option activity and related information for the six months ended June 30, 2017 is as follows:

(Shares in thousands)	June 30, 2017
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,455	$25.02
Granted	192	42.49
Exercised	(88)	23.23
Forfeited	(2)	35.99
Outstanding at end of period	1,557	$27.26
Expected to vest after applying forfeiture rate	1,531	$27.10
Vested and exercisable at end of period	1,070	$23.12

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of June 30, 2017 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.58 years	$22,390
Expected to vest after applying forfeiture rate	5.52 years	$22,256
Vested and exercisable at end of period	4.13 years	$19,689

The total intrinsic value of options exercised during the six months ended June 30, 2017 and July 2, 2016 was $1.6 million and $0.5 million, respectively.

As of June 30, 2017, there was $2.2 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan and the 2009 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.16 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the six months ended June 30, 2017 is as follows:

(Shares in thousands)	June 30, 2017
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	473	$34.89
Awarded	136	42.23
Vested	(96)	34.95
Forfeited	(34)	36.61
Non-vested at end of period	479	$36.84

As of June 30, 2017, there was $11.5 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.49 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2017 vs. Second Quarter 2016

OVERVIEW
Sales and earnings in the second quarter of 2017 increased from the second quarter last year.  The sales increase was primarily due to distribution companies acquired in the quarter, reported in a new segment. The Water and Fueling Systems segments both experienced sales increases from price and volume partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $102.8 million for the second quarter of 2017, an increase of $12.1 million or about 13 percent from the prior year’s second quarter.

RESULTS OF OPERATIONS

Net Sales
Net sales in the second quarter of 2017 were $305.3 million, an increase of $53.2 million or about 21 percent compared to 2016 second quarter sales of $252.1 million.  Acquisition related sales, from the new distribution segment, were $59.1 million. Sales revenue decreased by $2.5 million or about 1 percent in the second quarter of 2017 due to foreign currency translation.

	Net Sales
(In millions)	Q2 2017	Q2 2016	2017 v 2016
Water Systems	$203.4	$194.6	$8.8
Fueling Systems	61.4	57.5	3.9
Distribution	59.1	—	59.1
Eliminations/Other	(18.6)	—	(18.6)
Consolidated	$305.3	$252.1	$53.2

Net Sales-Water Systems
Water Systems sales were $203.4 million in the second quarter 2017, an increase of $8.8 million or about 5 percent versus the second quarter 2016 sales of $194.6 million. Water Systems sales were reduced by $1.8 million or about 1 percent in the quarter due to foreign currency translation. Excluding foreign currency translation, Water Systems sales were up about 6 percent compared to the second quarter 2016.

Water Systems sales in the U.S. and Canada were up about 10 percent compared to the prior year second quarter. Sales of dewatering equipment increased by 25 percent in the second quarter when compared to the prior year resulting from the continued diversification of customers and new channel development for Pioneer branded equipment. Sales of other surface pumping equipment increased by 8 percent in part due to wet weather conditions in the upper Midwest and Canada. Sales of groundwater pumping equipment increased about 5 percent.

Water Systems sales in markets outside the U.S. and Canada overall declined by about 1 percent, due primarily to the impact of foreign currency translation. International Water Systems sales were led by improved sales in Europe, the Middle East and Africa, but were offset by lower sales volumes in the Latin American and Asia Pacific markets in the quarter compared to last year.

Net Sales-Fueling Systems
Fueling Systems sales were $61.4 million in the second quarter 2017, an increase of $3.9 million or about 7 percent versus the second quarter 2016 sales of $57.5 million. Fueling Systems sales decreased by $0.7 million or about 1 percent in the quarter due to foreign currency translation. Fueling Systems organic sales increased about 8 percent compared to the second quarter of 2016.

Fueling Systems sales in the U.S. and Canada grew by about 4 percent during the quarter. The increase was primarily in pumping systems. Outside of the U.S. and Canada, Fueling Systems revenues grew by about 18 percent, led by stronger sales in Europe, Africa and Asia.

Net Sales-Distribution

Distribution sales were $59.1 million in the second quarter 2017. Based on the information provided for second quarter 2016 sales, management estimates second quarter Distribution sales declined by about 2 percent from the second quarter of 2016 primarily driven by adverse weather conditions in the Western portion of the United States.

Cost of Sales
Cost of sales as a percent of net sales for the second quarter of 2017 and 2016 was 66.3 percent and 64.0 percent, respectively. Correspondingly, the gross profit margin decreased to 33.7 percent from 36.0 percent, a 230 basis point decline. The decline in gross profit margin percentage is due to the lower gross profit margin of the Distribution segment. The second quarter 2017 gross profit margin percent declined as well due to higher direct material costs. The Company’s consolidated gross profit was $102.8 million for the second quarter of 2017, an increase of $12.1 million, or about 13 percent, from the second quarter of 2016 gross profit of $90.7. The gross profit increase was primarily due to higher sales.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $68.3 million in the second quarter of 2017 compared to $58.0 million in the second quarter of the prior year, an increase of $10.3 million or about 18 percent. The increase in SG&A expenses from acquired businesses were $13.0 million. Excluding the acquired entities, the Company’s SG&A expenses in the second quarter of 2017 decreased by $2.7 million or about 5 percent. Overall, the lower SG&A spending outside the acquired entities is due to lower advertising and promotion, engineering and engineering related project costs, and certain variable employee benefit costs.

Restructuring Expenses
Restructuring expenses for the second quarter of 2017 were $0.3 million, primarily from continued Brazilian miscellaneous manufacturing realignment activities. Restructuring expenses for the second quarter of 2016 were not significant.

Operating Income
Operating income was $34.2 million in the second quarter of 2017, up $1.5 million or about 5 percent from $32.7 million in the second quarter of 2016.

	Operating income (loss)
(In millions)	Q2 2017	Q2 2016	2017 v 2016
Water Systems	$32.8	$31.5	$1.3
Fueling Systems	14.9	15.5	(0.6)
Distribution	3.7	—	3.7
Eliminations/Other	(17.2)	(14.3)	(2.9)
Consolidated	$34.2	$32.7	$1.5

Operating Income-Water Systems
Water Systems operating income was $32.8 million in the second quarter 2017, up $1.3 million or 4 percent versus the second quarter 2016 and operating income margin was 16.1 percent compared to the 16.2 percent in the second quarter 2016.

Operating Income-Fueling Systems
Fueling Systems operating income was $14.9 million in the second quarter of 2017, down $0.6 million or about 4 percent compared to $15.5 million in the second quarter of 2016 and the second quarter operating income margin was 24.3 percent, a decrease of 270 basis points from the 27.0 percent of net sales in the second quarter of 2016. The decline in operating income was primarily due to adverse product and geography sales mix shifts.

Operating Income-Distribution
Distribution operating income was $3.7 million in the second quarter of 2017 and the second quarter operating income margin was 6.3 percent.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses.  The inter-segment profit elimination impact in the second quarter of 2017 was $3.3 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its customer. General and administrative expenses were lower by $0.4 million or about 3 percent due to decreases in Finance expenses, primarily lower banking expenses.

Interest Expense
Interest expense for both the second quarter of 2017 and 2016 was $2.2 million.

Other Income or Expense
Other income or expense was income of $5.6 million and $1.4 million in the second quarter of 2017 and 2016, respectively. Included in other income in the second quarter of 2017 was a gain of $4.8 million on the previously held equity investments in three Distribution entities as indicated in the announcement made on April 10, 2017 regarding the acquisition of the controlling interests of these entities. Also, included in other income in the second quarter of 2017 was minority income of $0.1 million and interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities. Included in other income in the second quarter of 2016 was minority income of $0.7 million and interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the second quarter of 2017 of $0.3 million, due to movements in several currencies relative to the U.S. dollar, none of which individually were significant.   Foreign currency-based transactions produced a gain for the second quarter of 2016 of $0.3 million, due to movements in several currencies relative to the U.S. dollar, none of which individually were significant.

Income Taxes
The provision for income taxes in the second quarter of 2017 and 2016 was $6.9 million and $8.0 million, respectively. The effective tax rate for the second quarter of 2017 was about 19 percent and, before the impact of discrete events, was about 27 percent. Discrete events in the second quarter included the tax benefit on the non-taxable gain recorded on the previously held equity investments and the statute expiration on foreign uncertain tax positions. The effective tax rate for the second quarter of 2016 was about 25 percent and, before the impact of discrete events, was about 26 percent. The tax rate as a percentage of pre-tax earnings for the full year of 2017 is projected to be 25 percent to 28 percent, compared to the full year 2016 tax rate of about 26 percent, before discrete adjustments. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the second quarter of 2017 was $30.2 million compared to the prior year second quarter net income of $24.2 million.  Net income attributable to Franklin Electric Co., Inc. for the second quarter of 2017 was $29.9 million, or $0.64 per diluted share, compared to the prior year second quarter net income attributable to Franklin Electric Co., Inc. of $24.0 million or $0.50 per diluted share.

First Half of 2017 vs. First Half of 2016

OVERVIEW
Sales in the first half of 2017 were up from the same period last year.  The sales increase was primarily due to distribution companies acquired in the second quarter, reported in a new segment. The Water and Fueling Systems segments both experienced sales increases from price and volume partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $178.6 million for the first half of 2017, an increase of $13.7 million or about 8 percent from the first half of 2016. Earnings in the first half of 2017 were up from the same period last year.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first half of 2017 were $525.6 million, an increase of $55.1 million or about 12 percent compared to 2016 first half sales of $470.5 million.  The incremental impact of sales from acquired businesses was $59.1 million or 13 percent.  Sales revenue decreased by $2.5 million or less than 1 percent in the first half of 2017 due to foreign currency translation.

	Net Sales
(In millions)	YTD June 30, 2017	YTD July 2, 2016	2017 v 2016
Water Systems	$370.6	$363.4	$7.2
Fueling Systems	114.5	107.1	7.4
Distribution	59.1	—	59.1
Eliminations/Other	(18.6)	—	(18.6)
Consolidated	$525.6	$470.5	$55.1

Net Sales-Water Systems
Water Systems sales were $370.6 million in the first half 2017, an increase of $7.2 million or about 2 percent versus the first half 2016. Foreign currency translation rate changes decreased sales $1.0 million, or less than 1 percent, compared to sales in the first half of 2016. The Water Systems sales change in the first half of 2017, excluding foreign currency translation, was an increase of $8.2 million or about 2 percent.

Water Systems sales in the U.S. and Canada increased by about 2 percent compared to the first half of 2016. Sales revenue decreased by $0.8 million or less than 1 percent in the first half of 2017 due to foreign currency translation. In the first half of 2017, Sales of dewatering equipment increased by about 20 percent when compared to the prior year resulting from the continued diversification of customers and new channel development for Pioneer branded equipment. Sales of other surface pumping equipment increased by 3 percent in part due to wet weather conditions in the upper Midwest and Canada. Sales of groundwater pumping equipment decreased about 5 percent.

Water Systems sales in markets outside the U.S. and Canada increased by about 2 percent compared to the first half of 2016. Sales revenue decreased by $0.2 million or less than 1 percent in the first half of 2017 due to foreign currency translation. International Water Systems sales were led by improved sales in Latin America, Europe, the Middle East and Africa, but were offset by lower sales volumes in the Asia Pacific markets in the first half of 2017 compared to last year.

Net Sales-Fueling Systems
Fueling Systems sales were $114.5 million in the first half 2017, an increased $7.4 million or about 7 percent from the first half of 2016. Foreign currency translation rate changes decreased sales $1.5 million or about 1 percent compared to sales in the first half of 2016. The Fueling Systems sales change in the first half of 2017, excluding foreign currency translation, was an increase of $8.9 million or about 8 percent.

Fueling Systems sales in the U.S. and Canada grew by about 4 percent during the first half with most of the sales growth coming from fuel management systems and piping. Internationally, Fueling Systems revenues grew by about 17 percent with increased sales in Europe, Africa and Asia.

Net Sales-Distribution
Distribution sales were $59.1 million in the first half of 2017 and were all acquisition related. Based on the information provided, management estimates Distribution sales declined by about 2 percent from the same period in 2016 primarily driven by adverse weather conditions in the Western portion of the United States.

Cost of Sales
Cost of sales as a percent of net sales for the first half of 2017 and 2016 was 66.0 percent and 65.0 percent, respectively. Correspondingly, the gross profit margin was 34.0 percent and 35.0 percent for both first halves. The Company's consolidated gross profit was $178.6 million for the first half of 2017, up $13.7 million from the gross profit of $164.9 million in the first half of 2016. The gross profit increase was primarily due to higher sales.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $125.3 million in the first half of 2017 and increased by $15.0 million or 14 percent in the first half of 2017 compared to $110.3 million the first half of last year. The increase in SG&A expenses from acquired businesses were $13.0 million. Excluding the acquired entities, the Company’s SG&A expenses in the second quarter of 2017 increased by $2.0 million or about 2 percent.

Restructuring Expenses
Restructuring expenses for the first half of 2017 were $0.6 million. Restructuring expenses were primarily related to manufacturing realignment activities in Brazil. Restructuring expenses for the first half of 2016 were $0.9 million.

Restructuring expenses were split across both segments, $0.4 million in Water and $0.5 million in Fueling, and included asset write-offs, severance expenses and other miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $52.7 million in the first half of 2017, down $1.1 million from $53.8 million in the first half of 2016.

	Operating income (loss)
(In millions)	YTD June 30, 2017	YTD July 2, 2016	2017 v 2016
Water Systems	$54.2	$55.6	$(1.4)
Fueling Systems	25.8	25.8	—
Distribution	3.7	—	3.7
Eliminations/Other	(31.0)	(27.6)	(3.4)
Consolidated	$52.7	$53.8	$(1.1)

Operating Income-Water Systems
Water Systems operating income was $54.2 million in the first half of 2017 compared to $55.6 million in the first half of 2016, a decrease of 3 percent. The first half operating income margin was 14.6 percent and decreased by 70 basis points compared to the first half of 2016. Operating income margin decreased in Water Systems primarily due to higher material costs.

Operating Income-Fueling Systems
Fueling Systems operating income was $25.8 million in the first half of 2017 compared to $25.8 million in the first half of 2016. The first half operating income margin was 22.6 percent compared to 24.1 percent of net sales in the first half of 2016, a decrease of 150 basis points due to adverse product and geographic sales mix shifts.

Operating Income-Distribution
Distribution operating income was $3.7 million in the first half of 2017 and operating income margin was 6.3 percent.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses.  The inter-segment profit elimination impact in the first half of 2017 was $3.3 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses were flat to last year in the first half.

Interest Expense
Interest expense for the first half of 2017 and 2016 was $5.8 million and $4.6 million, respectively. The increase in interest expense in the first half of 2017 is due to recorded interest charges on prior years' VAT taxes as a result of an audit in an international jurisdiction.

Other Income or Expense
Other income or expense was a gain of $6.2 million in the first half of 2017. Included in other income in the first half of 2017 was a gain of $4.8 million on the previously held equity investments in three Distribution entities as indicated in the announcement made on April 10, 2017 regarding the acquisition of the controlling interests of these entities. Also, included in other income in the first half of 2017 was minority income $0.6 million and interest income of $0.6 million, primarily derived from the investment of cash balances in short-term securities. The first half of 2016 other income or expense was a gain of $1.3 million in the first half of 2016. Included in other income in the first half of 2016 was minority income $0.4 million and interest income of $0.6 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions for the first half of 2017 and 2016 was a gain of $0.1 million and a gain $0.2 million, respectively.

Income Taxes

The provision for income taxes in the first half of 2017 and 2016 was $7.1 million and $12.9 million, respectively. The effective tax rate for the first half of 2017 was about 13 percent and, before the impact of discrete events, was about 27 percent. The effective tax rate for the second quarter of 2016 was about 25 percent and, before the impact of discrete events, was about 26 percent. The tax rate as a percentage of pre-tax earnings for the full year of 2017 is projected to be 25 percent to 28 percent, compared to the full year 2016 tax rate of about 26 percent, before discrete adjustments. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings and reduced taxes on foreign and repatriated earnings. The Company has the ability to indefinitely reinvest these foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the first half of 2017 was $46.2 million compared to 2016 first half net income of $37.8 million.  Net income attributable to Franklin Electric Co., Inc. for the first half of 2017 was $45.6 million, or $0.97 per diluted share, compared to 2016 first half net income attributable to Franklin Electric Co., Inc. of $37.4 million or $0.78 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at June 30, 2017 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

As of June 30, 2017, the Company had a $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of June 30, 2017, the Company had $182.7 million borrowing capacity under the Credit Agreement as $6.0 million in letters of commercial and standby letters of credit were outstanding and undrawn and $111.3 million in revolver borrowings were drawn and outstanding as of the end of the quarter which were primarily used for acquisition and working capital needs.

The Company also has other long-term debt borrowings outstanding as of June 30, 2017. See Note 10 - Debt for additional specifics regarding these obligations and future maturities.

At June 30, 2017, the Company had $44.6 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.

Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first six months of 2017 and 2016.

(in millions)	2017	2016
Net cash provided by (used in) operating activities	$(12.5)	$29.3
Net cash used in investing activities	(70.6)	(17.1)
Net cash provided by (used in) financing activities	31.6	(21.8)
Impact of exchange rates on cash and cash equivalents	2.3	(0.3)
Change in cash and cash equivalents	$(49.2)	$(9.9)

Cash Flows Provided by (Used in) Operating Activities
2017 vs. 2016
Net cash used in operating activities was $12.5 million for the six months ended June 30, 2017 compared to the $29.3 million provided by operating activities for the six months ended July 2, 2016. The increase in cash used in operations was largely attributable to an increase in inventory due to sales projections for the current year which are anticipated to be higher than the same period for the prior year. Higher sales resulted in increased receivables throughout the first six months of 2017, and excluding the impact of the Distribution acquisitions in the second quarter of 2017, the Company also had higher uses of cash related to paying down accounts payable, primarily timing of inventory receipts, and payments and incentive compensation, as well as higher tax payments in the first half of 2017 based on prior year earnings and relative to payments in the first half of the prior year.

Cash Flows Used in Investing Activities
2017 vs. 2016
Net cash used in investing activities was $70.6 million for the six months ended June 30, 2017 compared to $17.1 million in the six months ended July 2, 2016 in the prior year. The increase was almost entirely attributable to cash paid related to the Distribution acquisitions during the second quarter of 2017.

Cash Flows Provided by (Used in) Financing Activities
2017 vs. 2016
Net cash provided by financing activities was $31.6 million for the six months ended June 30, 2017 compared to $21.8 million used in financing activities for the six months ended July 2, 2016 in the prior year. The provision of cash related to financing activities was primarily attributable to increased borrowings used to fund the Distribution acquisitions during the second quarter of 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the second quarter ended June 30, 2017. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

The Company did not repurchase any shares under its outstanding plan during the second quarter of 2017. The maximum number of shares that may still be purchased under this plan as of June 30, 2017 is 2,156,362.

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 35.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: August 1, 2017	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2017	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE SECOND QUARTER ENDED JUNE 30, 2017

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 3, 2007)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended December 16, 2016 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on December 21, 2016)
10.1	Franklin Electric Co., Inc. 2017 Stock Plan (incorporated by reference to Exhibit A of the Company's 2017 Proxy Statement filed on March 21, 2017)*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Management Contract, Compensatory Plan or Arrangement