Form 10-Q
period 2017-09-30
FRANKLIN ELECTRIC CO INC
filed 2017-10-31
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	October 23, 2017
$.10 par value	46,596,652 shares

FRANKLIN ELECTRIC CO., INC.
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	Number

Item 1.	Condensed Consolidated Financial Statements	4
	Condensed Consolidated Statements of Income for the Third Quarters and Nine Months Ended September 30, 2017 and October 1, 2016 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the Third Quarters and Nine Months Ended September 30, 2017 and October 1, 2016 (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and October 1, 2016 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6.	Exhibits	35

Signatures		36

Exhibit Index		37

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Net sales	$311,113	$239,755	$836,714	$710,266
Cost of sales	207,271	154,286	554,303	459,883
Gross profit	103,842	85,469	282,411	250,383
Selling, general, and administrative expenses	70,986	55,373	196,275	165,672
Restructuring (income)/expense	1,009	(1,715)	1,575	(850)
Operating income	31,847	31,811	84,561	85,561
Interest expense	(2,297)	(1,983)	(8,055)	(6,631)
Other income, net	574	1,446	6,814	2,787
Foreign exchange income	193	399	296	637
Income before income taxes	30,317	31,673	83,616	82,354
Income tax expense	5,769	7,926	12,890	20,840
Net income	$24,548	$23,747	$70,726	$61,514
Less: Net income attributable to noncontrolling interests	(78)	(83)	(617)	(411)
Net income attributable to Franklin Electric Co., Inc.	$24,470	$23,664	$70,109	$61,103
Income per share:
Basic	$0.52	$0.51	$1.50	$1.29
Diluted	$0.52	$0.50	$1.48	$1.28
Dividends per common share	$0.1075	$0.1000	$0.3150	$0.2975

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Net income	$24,548	$23,747	$70,726	$61,514
Other comprehensive income, before tax:
Foreign currency translation adjustments	6,372	(1,837)	20,876	12,096
Employee benefit plan activity	829	742	2,319	2,227
Other comprehensive income/(loss)	7,201	(1,095)	23,195	14,323
Income tax expense related to items of other comprehensive income	(281)	(266)	(785)	(798)
Other comprehensive income/(loss), net of tax	6,920	(1,361)	22,410	13,525
Comprehensive income	31,468	22,386	93,136	75,039
Less: Comprehensive income/(loss) attributable to noncontrolling interests	96	47	(57)	409
Comprehensive income attributable to Franklin Electric Co., Inc.	$31,372	$22,339	$93,193	$74,630

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$60,129	$104,331
Receivables, less allowances of $4,699 and $3,601, respectively	176,286	145,999
Inventories:
Raw material	101,863	80,052
Work-in-process	21,950	18,735
Finished goods	177,561	104,684
Total inventories	301,374	203,471
Other current assets	44,462	30,018
Total current assets	582,251	483,819

Property, plant, and equipment, at cost:
Land and buildings	143,261	121,364
Machinery and equipment	263,267	242,170
Furniture and fixtures	52,209	47,523
Other	17,753	19,089
Property, plant, and equipment, gross	476,490	430,146
Less: Allowance for depreciation	(263,284)	(234,009)
Property, plant, and equipment, net	213,206	196,137
Deferred income taxes	7,627	4,621
Intangible assets, net	135,768	134,667
Goodwill	236,981	199,609
Other assets	3,660	21,052
Total assets	$1,179,493	$1,039,905

	September 30, 2017	December 31, 2016

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$76,163	$63,927
Accrued expenses and other current liabilities	63,704	56,845
Income taxes	4,194	3,274
Current maturities of long-term debt and short-term borrowings	104,081	33,715
Total current liabilities	248,142	157,761
Long-term debt	125,608	156,544
Deferred income taxes	42,776	40,460
Employee benefit plans	42,180	45,307
Other long-term liabilities	18,653	17,093

Commitments and contingencies (see Note 15)	—	—

Redeemable noncontrolling interest	1,871	7,652

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,592 and 46,376, respectively)	4,659	4,638
Additional capital	238,348	228,564
Retained earnings	602,235	550,095
Accumulated other comprehensive loss	(146,768)	(169,852)
Total shareholders' equity	698,474	613,445
Noncontrolling interest	1,789	1,643
Total equity	700,263	615,088
Total liabilities and equity	$1,179,493	$1,039,905

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016

Cash flows from operating activities:
Net income	$70,726	$61,514
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28,418	26,752
Share-based compensation	6,043	5,912
Deferred income taxes	(2,377)	2,585
Loss on disposals of plant and equipment	229	200
Gain on equity investment	(5,165)	—
Foreign exchange (income)/expense	(296)	(637)
Changes in assets and liabilities, net of acquisitions
Receivables	8,449	(22,088)
Inventory	(35,758)	(14,910)
Accounts payable and accrued expenses	(17,942)	9,333
Income taxes	(4,895)	3,451
Employee benefit plans	(2,699)	(4,825)
Other, net	(4,369)	3,578
Net cash flows from operating activities	40,364	70,865
Cash flows from investing activities:
Additions to property, plant, and equipment	(22,517)	(30,109)
Proceeds from sale of property, plant, and equipment	207	5,839
Cash paid for acquisitions, net of cash acquired	(51,783)	(1,007)
Other, net	149	174
Net cash flows from investing activities	(73,944)	(25,103)
Cash flows from financing activities:
Proceeds from issuance of debt	176,024	63,984
Repayment of debt	(170,430)	(94,610)
Proceeds from issuance of common stock	3,770	3,192
Purchases of common stock	(3,263)	(6,193)
Dividends paid	(15,245)	(14,483)
Purchase of redeemable noncontrolling shares	(5,047)	—
Net cash flows from financing activities	(14,191)	(48,110)
Effect of exchange rate changes on cash	3,569	(232)
Net change in cash and equivalents	(44,202)	(2,580)
Cash and equivalents at beginning of period	104,331	81,561
Cash and equivalents at end of period	$60,129	$78,981

	Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016

Cash paid for income taxes, net of refunds	$21,547	$16,673
Cash paid for interest	$7,138	$7,139

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$427	$591
Payable to seller of Bombas Leao	$—	$24

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2017, and for the third quarters and nine months ended September 30, 2017 and October 1, 2016 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the third quarter and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, both of which amend certain aspects of the new revenue recognition pursuant to ASU 2014-09. The amendments ASU 2016-08, ASU 2016-10, and ASU 2016-12 are effective in conjunction with ASU 2014-09 for interim and annual reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this standard. The Company will adopt ASU 2014-09, and the related amendments, beginning in the first quarter of 2018 using the modified retrospective approach.  The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

During the second quarter of 2017, the Company acquired controlling interests in three distributors (2M Company, Inc. (“2M”), Drillers Service, Inc. (“DSI”), and Western Hydro, LLC (“Western Hydro”), collectively referred to below as the “Headwater acquisitions”) in the U.S. professional groundwater market for a combined purchase price of approximately $57.4 million, subject to certain terms and conditions. The Company had previously prepaid a $3.0 million portion of the purchase price at the time of original investment. The Company funded the Headwater acquisitions with cash on hand and short-term borrowings from the Company’s Revolver (see Note 10 - Debt). The Headwater acquisitions will be reported within a new “Distribution” segment (see Note 14 - Segment Information). The Headwater acquisitions provide the Company with a robust groundwater distribution channel throughout the United States.
The Company previously held equity interests in these entities, each of which was less than 50 percent, and accounted for by the equity method of accounting. The Company’s total interest in each of the entities is now 100 percent and the entities are included in the Company’s consolidated results effective from the date of acquisition. The original equity interests in the acquired entities were remeasured to their fair values as of the acquisition date (which aggregated was $20.6 million) based on the income approach, which utilized management estimates and consultation with an independent third-party valuation firm. Inputs included an analysis of the enterprise value based on financial projections and ownership percentages. As a result, the Company has recognized an aggregate gain on the acquisitions of $5.2 million. These gains are included in the “Other income, net” line of the Company’s condensed consolidated statements of income.
The preliminary identifiable intangible assets recognized due to the Headwater acquisitions were $5.7 million and consist of customer relationships, which will be amortized utilizing the straight-line method over 15 years.
The preliminary goodwill of $34.0 million resulting from the Headwater acquisitions consists primarily of the benefits of forward channel integration opportunities and broadened product offerings. All of the goodwill was recorded as part of the Distribution segment, and only a portion ($12.0 million) is expected to be deductible for tax purposes.
The preliminary purchase price assigned to the major identifiable assets and liabilities for the Headwater acquisitions on an aggregated basis is as follows:

(In millions)
Cash	$2.7
Receivables	32.6
Inventory	56.0
Other current assets	4.9
Total current assets	96.2
Property, plant, and equipment	9.8
Intangible assets	5.7
Goodwill	34.0
Other assets	0.2
Total assets	145.9
Accounts payable	(22.8)
Accrued liabilities and other current liabilities	(10.8)
Current maturities of long-term debt	(31.6)
Total current liabilities	(65.2)
Long-term debt	(2.0)
Other long-term liabilities	(0.7)
Total liabilities	(67.9)
Total	78.0
Less: Fair value of original equity interest	(20.6)
Total purchase price	$57.4

The fair values of the assets acquired and liabilities assumed related to the Headwater acquisitions are provisional amounts as of September 30, 2017, pending final valuations and purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.
The following unaudited proforma financial information for the third quarter and nine months ended September 30, 2017 and October 1, 2016 gives effect to the Headwater acquisitions by the Company as if the acquisitions had occurred as of January 3, 2016. These unaudited proforma condensed consolidated financial statements are prepared for informational purposes only and are not necessarily indicative of actual results or financial position that would have been achieved had the acquisitions been consummated on the dates indicated and are not necessarily indicative of future operating results or financial position of the consolidated companies. The unaudited proforma condensed consolidated financial statements do not give effect to any cost savings or incremental costs that may result from the integration of the Headwater acquisitions with the Company.

FRANKLIN ELECTRIC CO., INC.
PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Third Quarter Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Revenue:
As reported	$311.1	$239.8	$836.7	$710.3
Proforma	311.1	294.8	896.6	865.8
Net income:
As reported	$24.5	$23.7	$70.1	$61.1
Proforma	24.5	26.4	71.3	67.0
Basic earnings per share:
As reported	$0.52	$0.51	$1.50	$1.29
Proforma	0.52	0.56	1.52	1.42
Diluted earnings per share:
As reported	$0.52	$0.50	$1.48	$1.28
Proforma	0.52	0.56	1.51	1.40
The Headwater entities contributed a total of $127.2 million of revenue and $2.8 million of net income to the Company's condensed consolidated statements of income from their acquisition dates through September 30, 2017.
Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations. There were zero and $0.3 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the third quarter and nine months ended September 30, 2017, respectively. There were no transaction costs incurred in the third quarter or nine months ended October 1, 2016.
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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of September 30, 2017 and December 31, 2016, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.5	$3.5	$—	$—

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.6	$3.6	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $229.7 million and $190.2 million and estimated fair values of $234 million and $195 million as of September 30, 2017 and December 31, 2016, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements ("the swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of September 30, 2017, the swap had a notional value based on 215,000 shares. For the third quarter and nine months ended September 30, 2017, the swap resulted in gains of $0.7 million and $1.1 million, respectively. For the third quarter and nine months ended October 1, 2016, the swap resulted in gains of $1.5 million and $2.6 million, respectively. Gains and losses resulting from the the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. OTHER ASSETS
Through the second quarter of 2017, the Company held equity interests in the acquired companies identified in Note 3 - Acquisitions for various strategic purposes. The investments were accounted for under the equity method and were included in “Other assets” on the Company’s condensed consolidated balance sheets. The carrying amount of the investments were adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments were not considered material to the Company’s financial position, either individually or in the aggregate. During the second quarter of 2017, the remaining interests of these equity method investments were purchased (see Note 3 - Acquisitions), bringing total ownership of these entities to 100 percent. As of September 30, 2017, there were no equity method investments recorded on the Company's condensed consolidated balance sheets. Prior to the purchase of the remaining interests, the Company’s proportionate share of earnings from its equity interests, were included in the "Other income, net" line of the Company's condensed consolidated statements of income. This amount was immaterial for the third quarter ended October 1, 2016.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.5	$(6.7)	$7.4	$(6.4)
Technology	7.5	(5.7)	7.5	(5.3)
Customer relationships	140.9	(55.9)	133.4	(49.6)
Other	2.9	(2.4)	2.7	(2.1)
Total	$158.8	$(70.7)	$151.0	$(63.4)
Unamortized intangibles:
Trade names	47.7	—	47.1	—
Total intangibles	$206.5	$(70.7)	$198.1	$(63.4)

Amortization expense related to intangible assets for the third quarters ended September 30, 2017 and October 1, 2016 was $2.1 million and $2.2 million, respectively and $6.4 million and $6.3 million for the nine months ended September 30, 2017 and October 1, 2016, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2017	2018	2019	2020	2021
	$8.8	$8.8	$8.7	$8.5	$8.2

The change in the carrying amount of goodwill by reporting segment for the nine months ended September 30, 2017, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2016	$136.3	$63.3	$—	$199.6
Acquisitions	—	—	34.0	34.0
Foreign currency translation	3.1	0.3	—	3.4
Balance as of September 30, 2017	$139.4	$63.6	$34.0	$237.0

8. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of September 30, 2017, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2016 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the third quarters and nine months ended September 30, 2017 and October 1, 2016:

(In millions)	Pension Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$0.2	$0.3	$0.5	$0.8
Interest cost	1.4	1.6	4.3	4.7
Expected return on assets	(2.2)	(2.3)	(6.7)	(7.0)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	0.7	0.6	2.0	1.9
Settlement cost	—	0.3	—	0.9
Net periodic benefit cost	$0.1	$0.5	$0.1	$1.3

In the nine months ended September 30, 2017, the Company made contributions of $2.2 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2017 were finalized by September 15, 2017, based upon the funding level requirements identified and year-end valuation performed at December 31, 2016.

The following table sets forth the aggregated net periodic benefit cost for the post-retirement benefit plan for the third quarters and nine months ended September 30, 2017 and October 1, 2016:

(In millions)	Other Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$—	$—	$—	$—
Interest cost	—	0.1	0.2	0.3
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	0.1	0.1	0.3	0.3
Actuarial loss	—	—	—	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.1	$0.2	$0.5	$0.6

9. INCOME TAXES
The Company’s effective tax rate from continuing operations for the nine month period ended September 30, 2017 was 15.4 percent as compared to 25.3 percent for the nine month period ended October 1, 2016. For the third quarters of 2017 and 2016 the effective tax rate was 19.0 percent and 25.0 percent, respectively.

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

The Company recorded discrete excess tax benefits from stock-based compensation of $1.5 million in the nine month period ended September 30, 2017 and $0.9 million during the third quarter related to the adoption of ASU 2016-09. The adoption of ASU 2016-09 for stock-based compensation can add variability to the Company's provision for income taxes, mainly due to the timing of stock option exercises, vesting of restricted stock units, and the stock price.

During the second quarter ended June 30, 2017, the Company acquired controlling interests in three U.S. distributors (see Note 3 - Acquisitions). These transactions created a discrete non-taxable gain recognized on the original minority equity investments resulting in a tax benefit of $1.9 million.

During the first quarter ended March 31, 2017, the Company realized a loss on discrete intercompany loans that were long-term-investment in nature resulting in a permanent tax benefit of $1.7 million and the Company released a valuation allowance on deferred tax of $1.9 million in a foreign jurisdiction where a restructuring occurred.

10. DEBT
Debt consisted of the following:

(In millions)	September 30, 2017	December 31, 2016
Prudential Agreement	$60.0	$90.0
Tax increment financing debt	20.8	21.8
New York Life	75.0	75.0
Revolver	69.5	—
Capital leases	0.1	0.1
Foreign subsidiary debt	4.6	3.6
Less: unamortized debt issuance costs	(0.3)	(0.3)
	$229.7	$190.2
Less: current maturities	(104.1)	(33.7)
Long-term debt	$125.6	$156.5

Debt outstanding, excluding unamortized debt issuance costs, at September 30, 2017 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$229.9	$104.0	$31.3	$1.3	$1.2	$1.3	$90.8
Capital leases	0.1	0.1	—	—	—	—	—
	$230.0	$104.1	$31.3	$1.3	$1.2	$1.3	$90.8

Prudential Agreement
The Company maintains the Third Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with an initial borrowing capacity of $250.0 million. The Prudential Agreement bears a coupon of 5.79 percent with a final maturity in 2019.  Principal installments of $30.0 million are payable annually, including the date of maturity of April 30, 2019, with any unpaid balance due at that time. There is no additional borrowing capacity resulting from principal payments made by the Company. As of September 30, 2017, the Company has $100.0 million borrowing capacity available under the Prudential Agreement.

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

New York Life
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life (the "New York Life Agreement"), entered into on May 27, 2015 for $150.0 million maximum aggregate principal borrowing capacity and authorized issuance of $75.0 million of floating rate senior notes due May 27, 2025. These senior notes have a floating interest rate of one-month USD LIBOR (1.24 percent as of September 30, 2017) plus a spread of 1.35 percent with interest-only payments due on a monthly basis. As of September 30, 2017, there was $75.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of September 30, 2017, the Company had $69.5 million in outstanding borrowings which were primarily used for acquisition and working capital needs, $5.5 million in letters of credit outstanding, and $225.0 million of available capacity under the Credit Agreement.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with these significant financial covenants as of September 30, 2017.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$24.5	$23.7	$70.1	$61.1
Less: Undistributed earnings allocated to participating securities	0.2	0.2	0.5	0.6
Less: Undistributed earnings allocated to redeemable noncontrolling interest	—	0.1	—	0.8
Net income available to common shareholders	$24.3	$23.4	$69.6	$59.7
Denominator:
Basic weighted average common shares outstanding	46.5	46.3	46.5	46.2
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.5	0.6	0.5	0.5
Diluted weighted average common shares outstanding	47.0	46.9	47.0	46.7
Basic earnings per share	$0.52	$0.51	$1.50	$1.29
Diluted earnings per share	$0.52	$0.50	$1.48	$1.28

There were 0.4 million and 0.2 million stock options outstanding for the third quarters ended September 30, 2017 and October 1, 2016, and 0.3 million and 0.6 million stock options outstanding for the nine months ended September 30, 2017 and October 1, 2016, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

12. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the nine months ended September 30, 2017:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2016	$4,638	$228,564	$550,095	$(51,568)	$(118,284)	$1,643	$615,088	$7,652
Net income			70,109			509	70,618	108
Adjustment to Impo redemption value			27				27	(27)
Dividends on common stock			(14,741)				(14,741)
Common stock issued	21	3,749					3,770
Common stock repurchased	(8)		(3,255)				(3,263)
Share-based compensation	8	6,035					6,043
Noncontrolling dividend						(504)	(504)
Purchase of redeemable noncontrolling shares								(5,047)
Currency translation adjustment					21,550	141	21,691	(815)
Pension liability, net of tax				1,534			1,534
Balance as of September 30, 2017	$4,659	$238,348	$602,235	$(50,034)	$(96,734)	$1,789	$700,263	$1,871

13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the nine months ended September 30, 2017 and October 1, 2016, are summarized below:

(In millions)
For the nine months ended September 30, 2017:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance as of December 31, 2016	$(118.4)	$(51.5)	$(169.9)

Other comprehensive income/(loss) before reclassifications	21.6	—	21.6
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.5	1.5
Net other comprehensive income/(loss)	21.6	1.5	23.1

Balance as of September 30, 2017	$(96.8)	$(50.0)	$(146.8)

For the nine months ended October 1, 2016:
Balance as of January 2, 2016	$(110.1)	$(51.5)	$(161.6)

Other comprehensive income/(loss) before reclassifications	12.1	—	12.1
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.4	1.4
Net other comprehensive income/(loss)	12.1	1.4	13.5

Balance as of October 1, 2016	$(98.0)	$(50.1)	$(148.1)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 8 for additional details) and is included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income.

(2) Net of tax (benefit)/expense of $0.8 million for both the nine months ended September 30, 2017 and October 1, 2016.

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

Financial information by reportable business segment is included in the following summary:

	Third Quarter Ended		Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	Net sales
Water Systems
External sales	$179.5	$182.0	$532.5	$545.4
Intersegment sales	17.0	—	34.7	—
Total sales	196.5	182.0	567.1	545.4
Distribution
External sales	68.1	—	127.2	—
Intersegment sales	—	—	—	—
Total sales	68.1	—	127.2	—
Fueling Systems
External sales	63.5	57.8	177.1	164.9
Intersegment sales	—	—	1.0	—
Total sales	63.5	57.8	178.1	164.9

Intersegment Eliminations/Other	(17.0)	—	(35.7)	—
Consolidated	$311.1	$239.8	$836.7	$710.3

	Third Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	Operating income/(loss)
Water Systems	$28.3	$30.0	$82.6	$85.6
Distribution	2.0	—	5.6	—
Fueling Systems	17.1	15.2	43.0	40.9
Intersegment Eliminations/Other	(15.6)	(13.4)	(46.6)	(40.9)
Consolidated	$31.8	$31.8	$84.6	$85.6

	September 30, 2017	December 31, 2016
	Total assets
Water Systems	$699.0	$671.5
Distribution	158.8	—
Fueling Systems	260.9	251.1
Other	60.8	117.3
Consolidated	$1,179.5	$1,039.9

Other Assets are generally Corporate assets that are not allocated to the segments and are comprised primarily of cash and property, plant and equipment.

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

At September 30, 2017, the Company had $8.7 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the nine months ended September 30, 2017, are as follows:

(In millions)
Balance as of December 31, 2016	$8.2
Accruals related to product warranties	7.3
Additions related to acquisitions	1.3
Reductions for payments made	(6.8)
Balance as of September 30, 2017	$10.0

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the nine months ended September 30, 2017 and October 1, 2016 are as follows:

	September 30, 2017	October 1, 2016
Risk-free interest rate	1.89%	1.21%
Dividend yield	0.94%	1.32%
Volatility factor	31.19%	37.70%
Expected term	5.5 years	5.5 years

A summary of the Company’s outstanding stock option activity and related information for the nine months ended September 30, 2017 is as follows:

(Shares in thousands)	September 30, 2017
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,455	$25.02
Granted	192	42.49
Exercised	(208)	18.11
Forfeited	(2)	35.99
Outstanding at end of period	1,437	$28.34
Expected to vest after applying forfeiture rate	1,415	$28.21
Vested and exercisable at end of period	951	$24.24

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of September 30, 2017 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.68 years	$23,722
Expected to vest after applying forfeiture rate	5.64 years	$23,549
Vested and exercisable at end of period	4.23 years	$19,594

The total intrinsic value of options exercised during the nine months ended September 30, 2017 and October 1, 2016 was $4.8 million and $3.0 million, respectively.

As of September 30, 2017, there was $1.9 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan and the 2009 Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.98 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the nine months ended September 30, 2017 is as follows:

(Shares in thousands)	September 30, 2017
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	473	$34.89
Awarded	136	42.23
Vested	(109)	35.81
Forfeited	(37)	36.51
Non-vested at end of period	463	$36.71

As of September 30, 2017, there was $10.2 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.30 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2017 vs. Third Quarter 2016

OVERVIEW

Sales and earnings in the third quarter of 2017 increased from the third quarter last year.  The sales increase was due to acquisitions, volume and price. The Company's consolidated gross profit was $103.8 million for the third quarter of 2017, an increase of $18.3 million or about 21 percent from the prior year’s third quarter.

RESULTS OF OPERATIONS

Net Sales
Net sales in the third quarter of 2017 were $311.1 million, an increase of $71.3 million or about 30 percent compared to 2016 third quarter sales of $239.8 million.  The sales increase was primarily from acquisition related sales. Sales revenue increased by $0.9 million or less than 1 percent in the third quarter of 2017 due to foreign currency translation. The sales change in the third quarter of 2017, excluding acquisition related sales and foreign currency translation, was an increase of $19.3 million or about 8 percent.

	Net Sales
(In millions)	Q3 2017	Q3 2016	2017 v 2016
Water Systems	$196.5	$182.0	$14.5
Fueling Systems	63.5	57.8	5.7
Distribution	68.1	—	68.1
Eliminations/Other	(17.0)	—	(17.0)
Consolidated	$311.1	$239.8	$71.3

Net Sales-Water Systems
Water Systems sales were $196.5 million in the third quarter 2017, an increase of $14.5 million or about 8 percent versus the third quarter 2016 sales of $182.0 million. Water Systems sales increased by $0.3 million or less than 1 percent in the quarter due to foreign currency translation. Water Systems organic sales were up about 8 percent compared to the third quarter 2016.

Water Systems sales in the U.S. and Canada were up about 11 percent compared to the prior year third quarter. Sales of Pioneer branded dewatering equipment increased by about 90 percent in the third quarter when compared to the prior year resulting from the continued diversification of customers and strengthening in U.S. oil and gas end markets. Sales of groundwater pumping equipment increased about 10 percent on broad based strength in both residential and agricultural systems. Sales of other surface pumping equipment increased by 4 percent primarily in irrigation and agricultural related products.

Water Systems sales in markets outside the U.S. and Canada overall increased by about 5 percent. The impact of foreign currency translation was not significant. International Water Systems sales were led by improved sales in Europe, including higher sales of Pioneer branded equipment, and the Middle East and Africa, but were offset by lower sales in the Latin American and Asia Pacific markets in the quarter compared to last year.

Net Sales-Fueling Systems
Fueling Systems sales were $63.5 million in the third quarter 2017, an increase of $5.7 million or about 10 percent versus the third quarter 2016 sales of $57.8 million. The impact of foreign currency translation in the quarter was not significant. The growth was across all regions and product lines, with strength in piping and containment systems.  Internationally, Fueling Systems revenues grew by about 18 percent, led by stronger sales in Europe and Asia.

Net Sales-Distribution
Distribution sales were $68.1 million in the third quarter 2017 and were all acquisition related. Management estimates third quarter Distribution sales declined by about 6 percent from the third quarter of 2016 primarily driven by supply chain disruptions and weak end market conditions in the Southeast region of the United States.

Cost of Sales
Cost of sales as a percent of net sales for the third quarter of 2017 and 2016 was 66.6 percent and 64.4 percent, respectively. Correspondingly, the gross profit margin decreased to 33.4 percent from 35.6 percent, a 220 basis point decline. The Company’s consolidated gross profit was $103.8 million for the third quarter of 2017, an increase of $18.3 million, or about 21 percent, from the third quarter of 2016 gross profit of $85.5 million. The gross profit increase was primarily due to higher sales. The decline in gross profit margin percentage is partially attributable to the inclusion of the Distribution segment which impacted the margin by 70 basis points and the balance is due to product and geographic sales mix shifts and higher raw material costs.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $71.0 million in the third quarter of 2017 compared to $55.4 million in the third quarter of prior year, an increase of $15.6 million or about 28 percent. The increase in SG&A expenses from acquired businesses were $15.8 million. Excluding the acquired entities, the Company’s SG&A expenses in the third quarter of 2017 were flat to last year.

Restructuring Expenses
Restructuring expenses for the third quarter of 2017 were $1.0 million. Restructuring expenses, primarily incurred in Brazil, include severance expenses, asset write-downs, and manufacturing equipment relocation costs.

Restructuring charges for the third quarter of 2016 resulted in a net gain of $1.7 million, primarily due to proceeds of $2.0 million from the sale of land and building in Brazil, and net of $0.3 million in expenses for other restructuring costs from continued manufacturing realignments.

Operating Income
Operating income was $31.8 million in both the third quarter of 2017 and 2016.

	Operating income (loss)
(In millions)	Q3 2017	Q3 2016	2017 v 2016
Water Systems	$28.3	$30.0	$(1.7)
Fueling Systems	17.1	15.2	1.9
Distribution	2.0	—	2.0
Eliminations/Other	(15.6)	(13.4)	(2.2)
Consolidated	$31.8	$31.8	$—

Operating Income-Water Systems
Water Systems operating income was $28.3 million in the third quarter 2017, down $1.7 million or 6 percent versus the third quarter 2016 and operating income margin was 14.4 percent compared to the 16.5 percent in the third quarter 2016. As mentioned above Water Systems operating income was negatively impacted by $1.0 million in restructuring expenses in the third quarter of 2017 and favorably impacted by $1.8 million in the third quarter of the prior year. Water Systems operating income before restructuring was $29.3 million in the third quarter 2017, up $1.1 million or about 4 percent versus the third quarter 2016 and operating income margin before restructuring was 14.9 percent compared to the 15.5 percent in the third quarter 2016. The decline in operating income margin is primarily related to product sales mix shifts and higher raw material costs.

Operating Income-Fueling Systems
Fueling Systems operating income was $17.1 million in the third quarter of 2017, up $1.9 million or about 13 percent compared to $15.2 million in the third quarter of 2016. The increase is primarily attributable to sales volume. The third quarter operating income margin was 26.9 percent, an increase of 60 basis points from the 26.3 percent of net sales in the third quarter of 2016.

Operating Income-Distribution
Distribution operating income was $2.0 million in the third quarter of 2017 and the third quarter operating income margin was 2.9 percent.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses.  The inter-segment profit elimination impact in the third quarter of 2017 was $2.5 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses were lower by $0.3 million or about 2 percent.

Interest Expense
Interest expense for the third quarter of 2017 and 2016 was $2.3 million and $2.0 million, respectively.

Other Income or Expense
Other income or expense was income of $0.6 million in the third quarter of 2017 and income of $1.4 million in the third quarter of 2016.  Included in other income in the third quarter of 2017 was an additional gain of $0.4 million on the previously held equity investments in three Distribution entities and interest income of $0.2 million, primarily derived from the investment of cash balances in short-term securities. Included in other income in the third quarter of 2016 was minority income of $1.2 million and interest income of $0.2 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a gain for the third quarter of 2017 and 2016 of $0.2 million and $0.4 million, respectively.

Income Taxes
The provision for income taxes in the third quarter of 2017 and 2016 was $5.8 million and $7.9 million, respectively. The effective tax rate for the third quarter of 2017 was about 19 percent and, before the impact of discrete events, was about 23 percent.  Discrete events in the third quarter included excess tax benefits on stock-based compensation and the statute expiration of domestic uncertain tax positions.  The effective tax rate for the third quarter of 2016 was about 25 percent and, before the impact of discrete events, was about 27 percent. The tax rate as a percentage of pre-tax earnings for the full year of 2017 is projected to be 25 percent to 28 percent, compared to the full year 2016 tax rate of about 26 percent, before discrete adjustments. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings taxed at lower rates and the recognition of U.S. incentives. The Company has the ability to indefinitely reinvest foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the third quarter of 2017 was $24.5 million compared to the prior year third quarter net income of $23.7 million.  Net income attributable to Franklin Electric Co., Inc. for the third quarter of 2017 was $24.5 million, or $0.52 per diluted share, compared to the prior year third quarter net income attributable to Franklin Electric Co., Inc. of $23.7 million or $0.50 per diluted share.

First Nine Months of 2017 vs. First Nine Months of 2016

OVERVIEW

Sales and earnings in the first nine months of 2017 were up from the same period last year.  The sales increase was related to acquisitions, volume and price increases partially offset by the negative impact of foreign currency translation on sales. The Company's consolidated gross profit was $282.4 million for the first nine months of 2017, an increase of $32.0 million or about 13 percent from the first nine months of 2016.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first nine months of 2017 were $836.7 million, an increase of $126.4 million or about 18 percent compared to sales in the first nine months of 2016 of $710.3 million.  The sales increase was primarily from acquisition related sales.  Sales revenue decreased by $1.4 million or less than 1 percent in the first nine months of 2017 due to foreign currency translation. The sales change in the first nine months of 2017, excluding acquisitions and foreign currency translation, was an increase of

$36.3 million or about 5 percent.

	Net Sales
(In millions)	YTD September 30, 2017	YTD October 1, 2016	2017 v 2016
Water Systems	$567.1	$545.4	$21.7
Fueling Systems	178.1	164.9	13.2
Distribution	127.2	—	127.2
Eliminations/Other	(35.7)	—	(35.7)
Consolidated	$836.7	$710.3	$126.4

Net Sales-Water Systems
Water Systems sales were $567.1 million in the first nine months 2017 and increased by $21.7 million or about 4 percent versus the first nine months 2016. Foreign currency translation rate changes decreased sales $0.5 million compared to sales in the first nine months of 2016. The Water Systems sales change in the first nine months of 2017, excluding foreign currency translation, was an increase of $22.2 million or about 4 percent.

Water Systems sales in the U.S. and Canada were up about 5 percent compared to the first nine months of 2016. Sales of Pioneer branded dewatering equipment increased by about 30 percent in the first nine months of 2017 when compared to the prior year resulting from the continued diversification of customers and strengthening in U.S. oil and gas end markets. Sales of other surface pumping equipment increased by 3 percent primarily in irrigation and agricultural related products. Sales of groundwater pumping equipment were flat overall with increases in residential offset with declines in agricultural systems.

Water Systems sales in markets outside the U.S. and Canada overall increased by about 3 percent. The impact of foreign currency translation was not significant. International Water Systems sales were led by improved sales in Europe, including higher sales of Pioneer branded equipment, and the Middle East and Africa, but were offset by lower sales in the Latin American and Asia Pacific markets in the quarter compared to last year.

Net Sales-Fueling Systems
Fueling Systems sales were $178.1 million in the first nine months of 2017 and increased $13.2 million or about 8 percent from the first nine months of 2016. Foreign currency translation rate changes decreased sales $0.9 million or less than 1 percent compared to sales in the first nine months of 2016. The Fueling Systems sales change in the first nine months of 2017, excluding foreign currency translation, was an increase of $14.1 million or about 9 percent.

Fueling Systems sales in the U.S. and Canada grew by about 6 percent during the first nine months with sales growth coming from all product lines. Outside the U.S. and Canada, Fueling Systems revenues were up by about 10 percent overall with increased sales in China and Europe partially offset by lower sales in India.

Net Sales-Distribution
Distribution sales were $127.2 million in the first nine months of 2017 and were all acquisition related. Management estimates Distribution sales declined by about 6 percent from the first nine months of 2016 primarily driven by supply chain disruptions and weak end market conditions in the Southeast region of the United States.

Cost of Sales
Cost of sales as a percent of net sales for the first nine months of 2017 and 2016 was 66.2 percent and 64.7 percent, respectively. Correspondingly, the gross profit margin was 33.8 percent and 35.3 percent for the first nine months of both years. The Company's consolidated gross profit was $282.4 million for the first nine months of 2017, up $32.0 million from the gross profit of $250.4 million in the first nine months of 2016. The gross profit increase was primarily due to higher sales. The decline in gross profit margin percentage is partially attributable to the inclusion of the Distribution segment which impacted the margin by about 60 basis points and the balance is due to product and geographic sales mix shifts and higher raw material costs.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $196.3 million in the first nine months of 2017 and increased by $30.6 million or 18 percent in the first nine months of 2017 compared to $165.7 million the first nine months of last year. The increase in SG&A expenses from acquired businesses were $28.8 million. Excluding the acquired entities, the Company’s

SG&A expenses in the first nine months of 2017 were $167.5 and increased by $1.8 million or 1 percent.

Restructuring Expenses
Restructuring expenses for the first nine months of 2017 were $1.6 million. Restructuring expenses were primarily related to the continuing Brazilian manufacturing realignments. Restructuring expenses were primarily severance expenses, equipment relocations and other miscellaneous manufacturing realignment activities. Restructuring charges for the first nine months of 2016 resulted in a net gain of $0.9 million. Restructuring expenses for the first nine months of 2016 included a gain of $2.0 million from the sale of land and building in Brazil and $1.1 million in expenses related to severance, equipment transfers, freight and relocation cost related to the transfer of production activities and other restructuring costs from continued manufacturing realignments.

Operating Income
Operating income was $84.6 million in the first nine months of 2017, down $1.0 million or about 1 percent from $85.6 million in the first nine months of 2016.

	Operating income (loss)
(In millions)	YTD September 30, 2017	YTD October 1, 2016	2017 v 2016
Water Systems	$82.6	$85.6	$(3)
Fueling Systems	43	40.9	2.1
Distribution	5.6	—	5.6
Eliminations/Other	(46.6)	(40.9)	(5.7)
Consolidated	$84.6	$85.6	$(1)

Operating Income-Water Systems
Water Systems operating income was $82.6 million in the first nine months of 2017, down $3.0 million or about 3 percent versus the first nine months of 2016 of $85.6 million and operating income margin was 14.6 percent in the first nine months of 2017 compared to the 15.7 percent in the first nine months of 2016. As mentioned above Water Systems operating income was negatively impacted by $1.6 million in restructuring expenses in the first nine months of 2017 and favorably impacted by $1.4 million in the first nine months of the prior year. Water Systems operating income before restructuring was $84.2 million in both first nine months of 2017 and 2016 and operating income margin before restructuring was 14.8 percent compared to the 15.4 percent in the first nine months of 2016. The decline in operating income margin is primarily related to product and geographic sales mix shifts and higher raw material costs.

Operating Income-Fueling Systems
Fueling Systems operating income was $43.0 million in the first nine months of 2017, up $2.1 million or about 5 percent compared to $40.9 million in the first nine months of 2016. The first nine months of 2017 operating income margin was 24.1 percent, a decrease of 70 basis points from the 24.8 percent of net sales in the first nine months of 2016. Operating income margin decreased in Fueling Systems due to higher direct material costs.

Operating Income-Distribution
Distribution operating income was $5.6 million in the first nine months of 2017 and in the first nine months of 2017 operating income margin was 4.4 percent

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses.  The inter-segment profit elimination impact in the first nine months of 2017 was $5.8 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses were flat to last year.

Interest Expense
Interest expense for the first nine months of 2017 and 2016 was $8.1 million and $6.6 million, respectively. The increase in interest expense in the first nine months of 2017 is primarily interest charges on prior years VAT taxes as a result of an audit in an international jurisdiction.

Other Income or Expense
Other income or expense was a gain of $6.8 million in the first nine months of 2017. Included in other income in the first nine months of 2017 was a gain of $5.2 million on the previously held equity investments in three Distribution entities as indicated in the announcement made on April 10, 2017 regarding the acquisition of the controlling interests of these entities. Also, included in other income in the first nine months of 2017 was minority income of $0.6 million and interest income of $0.7 million, primarily derived from the investment of cash balances in short-term securities. The first nine months of 2016 was a gain of $2.8 million. Included in other income in the first nine months of 2016 was minority income $1.7 million and interest income of $0.8 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a gain for the first nine months of 2017 and 2016 of $0.3 million and $0.6 million, respectively.

Income Taxes
The provision for income taxes in the first nine months of 2017 and 2016 was $12.9 million and $20.8 million, respectively. The effective tax rate for the first nine months of 2017 was about 15 percent and, before the impact of discrete events, was about 26 percent. Discrete events in the first nine months include a foreign currency translation loss on the repayment of an intercompany loan that was a long-term-investment in nature, a tax restructuring in a foreign tax jurisdiction that released a valuation allowance on a deferred tax asset and a tax benefit on the non-taxable gain recorded on the previously held equity investments and the statute expiration on foreign uncertain tax positions. The effective tax rate for the first nine months of 2016 was about 25 percent and, before the impact of discrete events, was about 27 percent. The tax rate as a percentage of pre-tax earnings for the full year of 2017 is projected to be 25 percent to 28 percent, compared to the full year 2016 tax rate of about 26 percent, before discrete adjustments. The projected tax rate is lower than the statutory rate of 35 percent primarily due to the indefinite reinvestment of foreign earnings taxed at lower rates and the recognition of U.S. incentives. The Company believes that it has the ability to indefinitely reinvest foreign earnings based on the earnings and cash projections of its other operations, current cash on hand and available credit.

Net Income
Net income for the first nine months of 2017 was $70.7 million compared to 2016 first nine months net income of $61.5 million.  Net income attributable to Franklin Electric Co., Inc. for the first nine months of 2017 was $70.1 million, or $1.48 per diluted share, compared to 2016 first nine months net income attributable to Franklin Electric Co., Inc. of $61.1 million or $1.28 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at September 30, 2017 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

As of September 30, 2017, the Company had a $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of September 30, 2017, the Company had $225.0 million borrowing capacity under the Credit Agreement as $5.5 million in letters of commercial and standby letters of credit were outstanding and undrawn and $69.5 million in revolver borrowings were drawn and outstanding as of the end of the quarter which were primarily used for acquisition and working capital needs.

The Company also has other long-term debt borrowings outstanding as of September 30, 2017. See Note 10 - Debt for additional specifics regarding these obligations and future maturities.

At September 30, 2017, the Company had $54.6 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.

Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first nine months of 2017 and 2016.

(in millions)	2017	2016
Net cash provided by operating activities	$40.4	$70.9
Net cash used in investing activities	(73.9)	(25.1)
Net cash used in financing activities	(14.2)	(48.1)
Impact of exchange rates on cash and cash equivalents	3.5	(0.3)
Change in cash and cash equivalents	$(44.2)	$(2.6)

Cash Flows Provided by (Used in) Operating Activities
2017 vs. 2016
Net cash provided by operating activities was $40.4 million for the nine months ended September 30, 2017 compared to the $70.9 million provided by operating activities for the nine months ended October 1, 2016. The decrease in cash used in operations was largely attributable to an increase in inventory due to sales projections for the current year which are anticipated to be higher than the same period for the prior year. Excluding the impact of the Distribution acquisitions in the second quarter of 2017, the Company also had higher uses of cash related to paying down accounts payable, primarily due to timing of inventory receipts and payments of incentive compensation in the first nine months of 2017 based on prior year earnings and relative to payments in the first nine months of the prior year.

Cash Flows Used in Investing Activities
2017 vs. 2016
Net cash used in investing activities was $73.9 million for the nine months ended September 30, 2017 compared to $25.1 million in the nine months ended October 1, 2016 in the prior year. The increase was almost entirely attributable to cash paid related to the Distribution acquisitions during the second quarter of 2017.

Cash Flows Provided by (Used in) Financing Activities
2017 vs. 2016
Net cash used in financing activities was $14.2 million for the nine months ended September 30, 2017 compared to $48.1 million in the nine months ended October 1, 2016 in the prior year. The decrease of cash used in financing activities was primarily attributable to decreased repayment relative to overall borrowings for the nine months ended October 1, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the third quarter ended September 30, 2017. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

The Company did not repurchase any shares under its outstanding plan during the third quarter of 2017. The maximum number of shares that may still be purchased under this plan as of September 30, 2017 is 2,156,362.

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: October 31, 2017	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2017	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2017

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