Form 10-Q
period 2018-03-31
FRANKLIN ELECTRIC CO INC
filed 2018-05-08
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 30, 2018
$.10 par value	46,517,589 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
(In thousands, except per share amounts)	March 31, 2018	March 31, 2017

Net sales	$295,630	$220,252
Cost of sales	196,648	144,436
Gross profit	98,982	75,816
Selling, general, and administrative expenses	76,275	56,996
Restructuring expense	7	315
Operating income	22,700	18,505
Interest expense	(2,428)	(3,514)
Other income/(expense), net	(204)	672
Foreign exchange income/(expense)	(551)	475
Income before income taxes	19,517	16,138
Income tax (benefit)/expense	(1,698)	204
Net income	$21,215	$15,934
Less: Net income attributable to noncontrolling interests	(41)	(204)
Net income attributable to Franklin Electric Co., Inc.	$21,174	$15,730
Income per share:
Basic	$0.45	$0.33
Diluted	$0.45	$0.33
Dividends per common share	$0.1075	$0.1000

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	First Quarter Ended
(In thousands)	March 31, 2018	March 31, 2017

Net income	$21,215	$15,934
Other comprehensive income, before tax:
Foreign currency translation adjustments	6,995	8,403
Employee benefit plan activity	778	743
Other comprehensive income	7,773	9,146
Income tax expense related to items of other comprehensive income	(177)	(252)
Other comprehensive income, net of tax	7,596	8,894
Comprehensive income	28,811	24,828
Less: Comprehensive income attributable to noncontrolling interests	93	211
Comprehensive income attributable to Franklin Electric Co., Inc.	$28,718	$24,617

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$67,370	$67,233
Receivables, less allowances of $5,052 and $4,430, respectively	192,771	171,007
Inventories:
Raw material	121,743	109,590
Work-in-process	18,695	16,742
Finished goods	202,878	185,993
Total inventories	343,316	312,325
Other current assets	38,394	38,566
Total current assets	641,851	589,131

Property, plant, and equipment, at cost:
Land and buildings	144,854	142,088
Machinery and equipment	272,405	268,373
Furniture and fixtures	49,290	52,916
Other	26,509	22,810
Property, plant, and equipment, gross	493,058	486,187
Less: Allowance for depreciation	(275,690)	(270,493)
Property, plant, and equipment, net	217,368	215,694
Deferred income taxes	9,212	8,929
Intangible assets, net	129,918	131,471
Goodwill	239,000	236,810
Other assets	3,315	3,318
Total assets	$1,240,664	$1,185,353

	March 31, 2018	December 31, 2017

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$84,829	$79,348
Accrued expenses and other current liabilities	48,196	63,887
Income taxes	2,747	2,213
Current maturities of long-term debt and short-term borrowings	152,945	100,453
Total current liabilities	288,717	245,901
Long-term debt	125,076	125,596
Income taxes payable non-current	17,391	17,391
Deferred income taxes	26,021	30,913
Employee benefit plans	41,058	42,178
Other long-term liabilities	18,485	19,251

Commitments and contingencies (see Note 15)	—	—

Redeemable noncontrolling interest	1,360	1,502

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,522 and 46,630, respectively)	4,652	4,663
Additional capital	244,095	240,136
Retained earnings	613,113	604,905
Accumulated other comprehensive loss	(141,503)	(149,047)
Total shareholders' equity	720,357	700,657
Noncontrolling interest	2,199	1,964
Total equity	722,556	702,621
Total liabilities and equity	$1,240,664	$1,185,353

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net income	$21,215	$15,934
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,896	8,924
Share-based compensation	3,326	2,941
Deferred income taxes	(5,417)	(1,483)
(Gain)/loss on disposals of plant and equipment	(396)	79
Foreign exchange (income)/expense	551	(475)
Changes in assets and liabilities, net of acquisitions
Receivables	(17,242)	(6,560)
Inventory	(23,932)	(29,661)
Accounts payable and accrued expenses	(15,378)	(10,539)
Income taxes	(2,463)	(2,002)
Employee benefit plans	(786)	(1,230)
Other, net	3,442	(499)
Net cash flows from operating activities	(27,184)	(24,571)
Cash flows from investing activities:
Additions to property, plant, and equipment	(5,921)	(4,908)
Proceeds from sale of property, plant, and equipment	208	34
Cash paid for acquisitions, net of cash acquired	(8,428)	—
Other, net	—	(7)
Net cash flows from investing activities	(14,141)	(4,881)
Cash flows from financing activities:
Proceeds from issuance of debt	59,561	20,383
Repayment of debt	(7,554)	(20,843)
Proceeds from issuance of common stock	642	481
Purchases of common stock	(7,949)	(665)
Dividends paid	(5,037)	(4,668)
Net cash flows from financing activities	39,663	(5,312)
Effect of exchange rate changes on cash	1,799	1,084
Net change in cash and equivalents	137	(33,680)
Cash and equivalents at beginning of period	67,233	104,331
Cash and equivalents at end of period	$67,370	$70,651

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017

Cash paid for income taxes, net of refunds	$6,029	$4,165
Cash paid for interest	$2,502	$2,312

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$—	$530
Payable to seller of Bombas Leao	$—	$24
Payable to seller of Valley Farms Supply, Inc.	$450	$—

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2018, and for the first quarters ended March 31, 2018 and March 31, 2017 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been made. Operating results for the first quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present only the service cost component of net periodic benefit cost as an operating expense (consistent with the presentation of other employee compensation costs). The other components of net periodic benefit cost are to be presented as a non-operating expense. The Company adopted ASU 2017-07 during the first quarter ended March 31, 2018. The prior year non-service cost component of net periodic benefit costs as of March 31, 2017 was less than $0.1 million and is not considered significant. The Company has included current year non-service costs as non-operating expense. The adoption of this pronouncement did not have a material impact to the Company’s condensed consolidated financial position, results of operations, or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively ASU 2014-09).  Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. The Company made the accounting policy election allowed by ASC 606-10-32-2A to continue to present sales tax on a net basis, consistent with current guidance in ASC 605-45-15-2(e). The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  The Company adopted ASU 2014-09 during the first quarter ended March 31, 2018 utilizing the modified retrospective approach. The adoption of this ASU did not have a material impact to the Company’s condensed consolidated financial position, results of operations, or cash flow; however, the adoption of this ASU requires the Company to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company completed its assessment of the additional disclosure requirements with the following results:
Disaggregation of Revenue
The adoption of this ASU requires the company to disaggregate revenue into categories to depict how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. As evidenced in Footnote 14 Segment and Geographic Information, the Company’s business consists of the Water, Fueling, Distribution, and Other segments. The Other segment includes unallocated corporate expenses and intersegment eliminations. A reconciliation of disaggregated revenue to segment revenue as well as Water Segment revenue by geographical regions is provided in Footnote 14, consistent with how the Company evaluates financial performance.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. The Company typically sells its products to customers by purchase order, and does not have any additional performance obligations included in contracts to customers other than the shipment of products. The Company records net sales revenues after discounts at the time of sale based on specific discount programs in effect, related historical data, and experience. The Company typically ships products FOB shipping at which point control of the products passes to the customers. Any shipping and handling fees prior to shipment are considered activities required to fulfill the Company’s promise to transfer goods, and do not qualify as a separate performance obligation. Shipping and handling costs are recorded as a component of cost of sales. Additionally, the Company offers assurance-type warranties (vs. service warranties) which do not qualify as a separate performance obligation. Therefore, the Company allocates the transaction price based on a single performance obligation. The Company offers normal and customary trade terms to its customers, no significant part of which is of an extended nature. The Company considers the performance obligation satisfied and recognizes revenue at a point in time, the time of shipment. The Company does not generally allow for refunds or returns to customers and does not have outstanding performance obligations for contracts with original durations of greater than one year at the end of the reporting period.
Contract Costs
The Company does not have outstanding contracts with an original term greater than one year; therefore, the Company expenses costs to obtain a contract as incurred.

Accounting Standards Issued But Not Yet Adopted
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and may be applied either at the beginning of the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently assessing the impact of the ASU on the Company’s consolidated financial position, results of operations, and cash flows.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases found in Accounting Standards Codification (“ASC”) Topic 840. This ASU requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The Company has begun the evaluation process for the adoption of the ASU, and anticipates that the majority of the Company’s outstanding operating leases would be recognized as right-of-use assets and lease liabilities upon adoption, resulting in a significant impact to the Company’s consolidated balance sheets. The Company is implementing a lease accounting software package for lease administration and compliance reporting and is in the process of entering its lease data into this package. The impact of this ASU is non-cash in nature and will not affect the Company’s cash position. The impact to the Company’s results of operations is still being evaluated.
3. ACQUISITIONS
During the first quarter ended March 31, 2018, the Company acquired 100 percent of the ownership interests of Lansing, Michigan-based Valley Farms Supply, Inc. ("Valley Farms"), for a purchase price of approximately $9.2 million. Valley Farms is a professional groundwater distributor operating three locations in the State of Michigan and one in the State of Indiana. Valley Farms was acquired to serve customers in this region of the United States as part of the Company’s Distribution Segment, which is a collection of leading groundwater distributors. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2018, as results of operations for this acquisition is immaterial.
During the second quarter of 2017, the Company redeemed 10 percent of the noncontrolling interest of Impo, a Turkish subsidiary, increasing the Company’s ownership to 100 percent for approximately TRY 17.0 million, $5.0 million at the then current exchange rate.  The 10 percent redemption value was calculated using a specified formula and resulted in a reduction to the carrying value of TRY 0.6 million ($0.2 million).  Due to the immaterial nature of the redemption, the Company has not included full year proforma statements of income for the periods presented.

During the second quarter of 2017, the Company acquired controlling interests in three distributors (2M Company, Inc. (“2M”), Drillers Service, Inc. (“DSI”), and Western Hydro, LLC (“Western Hydro”), collectively referred to below as the “Headwater acquisitions”) in the U.S. professional groundwater market for a combined purchase price of approximately $57.4 million, subject to certain terms and conditions. The Company had previously prepaid a $3.0 million portion of the purchase price at the time of original investment. The Company funded the Headwater acquisitions with cash on hand and short-term borrowings from the Company’s Revolver (see Note 10 - Debt). The Headwater acquisitions provide the Company with a professional groundwater distribution channel throughout the United States.
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

The fair values of the assets acquired and liabilities assumed related to the Headwater acquisitions are provisional amounts as of March 31, 2018, pending final valuations and purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.

The following unaudited proforma financial information for the first quarters ended March 31, 2018 and March 31, 2017 gives effect to the Headwater acquisitions by the Company as if the acquisitions had occurred as of January 1, 2017. These unaudited proforma condensed consolidated financial statements are prepared for informational purposes only and are not necessarily indicative of actual results or financial position that would have been achieved had the acquisitions been consummated on the dates indicated and are not necessarily indicative of future operating results or financial position of the consolidated companies. The unaudited proforma condensed consolidated financial statements do not give effect to any cost savings or incremental costs that may result from the integration of the Headwater acquisitions with the Company.

FRANKLIN ELECTRIC CO., INC.
PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	First Quarter Ended
(in millions, except per share amounts)	March 31, 2018	March 31, 2017

Revenue:
As reported	$295.6	$220.3
Proforma	295.6	270.3
Net income:
As reported	$21.2	$15.7
Proforma	21.2	16.6
Basic earnings per share:
As reported	$0.45	$0.33
Proforma	0.45	0.35
Diluted earnings per share:
As reported	$0.45	$0.33
Proforma	0.45	0.35
The Headwater entities contributed a total of $56.2 million of revenue and $0.9 million of net loss to the Company's condensed consolidated statements of income for the first quarter ended March 31, 2018.
Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations. There were $0.1 million and $0.2 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the first quarters ended March 31, 2018 and March 31, 2017, respectively.
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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of March 31, 2018 and December 31, 2017, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.5	$3.5	$—	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.0	$3.0	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $278.0 million and $226.0 million and estimated fair values of $280 million and $230 million as of March 31, 2018 and December 31, 2017, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements ("the swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of March 31, 2018, the swap had a notional value based on 215,000 shares. For the first quarters ended March 31, 2018 and March 31, 2017, the swap resulted in a loss of $1.1 million and a gain of $0.8 million, respectively. Gains and losses resulting from the the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. OTHER ASSETS
Through the second quarter of 2017, the Company held equity interests in the acquired companies identified in Note 3 - Acquisitions for various strategic purposes. The investments were accounted for under the equity method and were included in “Other assets” on the Company’s condensed consolidated balance sheets. The carrying amount of the investments were adjusted for the Company's proportionate share of earnings, losses, and dividends. The investments were not considered material to the Company’s financial position, either individually or in the aggregate. During the second quarter of 2017, the remaining interests of these equity method investments were purchased (see Note 3 - Acquisitions), bringing total ownership of these entities to 100 percent. As of March 31, 2018, there were no equity method investments recorded on the Company's condensed consolidated balance sheets. Prior to the purchase of the remaining interests, the Company’s proportionate share of earnings from its equity interests, were included in the "Other income, net" line of the Company's condensed consolidated statements of income. This amount was immaterial for the first quarter ended March 31, 2017.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	March 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.6	$(6.8)	$7.5	$(6.7)
Technology	7.5	(6.0)	7.5	(5.8)
Customer relationships	139.4	(59.6)	138.9	(57.6)
Other	3.0	(2.6)	2.9	(2.4)
Total	$157.5	$(75.0)	$156.8	$(72.5)
Unamortized intangibles:
Trade names	47.4	—	47.2	—
Total intangibles	$204.9	$(75.0)	$204.0	$(72.5)

Amortization expense related to intangible assets for the first quarters ended March 31, 2018 and March 31, 2017 was $2.2 million and $2.1 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2018	2019	2020	2021	2022
	$8.8	$8.6	$8.5	$8.1	$7.9

The change in the carrying amount of goodwill by reporting segment for the three months ended March 31, 2018, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2017	$139.3	$63.6	$33.9	$236.8
Acquisitions	—	—	1.5	1.5
Foreign currency translation	0.6	0.1	—	0.7
Balance as of March 31, 2018	$139.9	$63.7	$35.4	$239.0

8. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of March 31, 2018, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2017 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the first quarters ended March 31, 2018 and March 31, 2017:

(In millions)	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Service cost	$0.2	$0.1	$—	$—
Interest cost	1.3	1.4	0.1	0.1
Expected return on assets	(2.1)	(2.2)	—	—
Amortization of:
Prior service cost	—	—	—	0.1
Actuarial loss	0.7	0.6	0.1	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.1	$(0.1)	$0.2	$0.2

The Company adopted ASU 2017-07 in the first quarter ended March 31, 2018.  The service cost component of net periodic benefit cost above is recorded in Selling, general, and administrative expenses within the Condensed Consolidated Statements of Income, while the remaining components are recorded to Other income/(expense), net.  The prior year amounts have been reclassified to provide comparable presentation in line with the guidance.

In the first quarter ended March 31, 2018, the Company made contributions of $0.7 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2018 will be finalized by September 15, 2018, based upon the funding level requirements identified and year-end valuation performed at December 31, 2017.

9. INCOME TAXES
The Company’s effective tax rate from continuing operations for the three month period ended March 31, 2018 was negative 8.7 percent as compared to 1.3 percent for the three month period ended March 31, 2017. The effective tax rate is lower than the U.S. statutory rate of 21 percent primarily due to the recognition of the foreign-derived intangible income (FDII) provisions in the U.S. Tax Cuts and Jobs Act (Tax Act) and certain discrete events.

The decrease in the effective tax rate for the three months ended March 31, 2018, compared with the same period in 2017, was primarily affected by the Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The Company also reflected an estimated tax benefit of $3.1 million associated with the FDII provisions of the Tax Act that were effective for the first time during 2018. In addition, during the three month period ended March 31, 2018, the Company released a valuation allowance of $5.4 million related to state NOLs and incentives as it is no longer in a three-year cumulative loss position for certain state income tax purposes.

The Company’s accounting for certain aspects of the Tax Act remains provisional. As noted at year-end 2017, the Company was able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and the remeasurement of deferred taxes. The Company has not made any additional measurement-period adjustments related to these items during the quarter as the analysis requires significant data from foreign subsidiaries that is not yet final due to future statutory deadlines as well as pending guidance from state and local tax authorities in the U.S. However, the Company is continuing to gather additional information to complete our accounting for these items. The accounting for the tax effects of the Tax Act will be completed in 2018.

10. DEBT
Debt consisted of the following:

(In millions)	March 31, 2018	December 31, 2017
Prudential Agreement	$60.0	$60.0
Tax increment financing debt	20.3	20.8
New York Life	75.0	75.0
Credit Agreement	118.8	67.0
Capital leases	0.1	0.1
Foreign subsidiary debt	4.1	3.5
Less: unamortized debt issuance costs	(0.3)	(0.3)
	$278.0	$226.1
Less: current maturities	(152.9)	(100.5)
Long-term debt	$125.1	$125.6

Debt outstanding, excluding unamortized debt issuance costs, at March 31, 2018 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$278.2	$152.9	$31.3	$1.2	$1.3	$1.3	$90.2
Capital leases	0.1	—	0.1	—	—	—	—
	$278.3	$152.9	$31.4	$1.2	$1.3	$1.3	$90.2

Prudential Agreement
The Company maintains the Third Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with an initial borrowing capacity of $250.0 million. The Prudential Agreement bears a coupon of 5.79 percent with a final maturity in 2019.  Principal installments of $30.0 million are payable annually, including the date of maturity of April 30, 2019, with any unpaid balance due at that time. There is no additional borrowing capacity resulting from principal payments made by the Company. As of March 31, 2018, the Company has $100.0 million borrowing capacity available under the Prudential Agreement.

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

New York Life
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life (the "New York Life Agreement"), entered into on May 27, 2015 for $150.0 million maximum aggregate principal borrowing capacity and authorized issuance of $75.0 million of floating rate senior notes due May 27, 2025. These senior notes have a floating interest rate of one-month USD LIBOR (1.88 percent as of March 31, 2018) plus a spread of 1.35 percent with interest-only payments due on a monthly basis. As of March 31, 2018, there was $75.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of March 31, 2018, the Company had $118.8 million in outstanding borrowings which were primarily used for acquisition and working capital needs, $5.3 million in letters of credit outstanding, and $175.9 million of available capacity under the Credit Agreement.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of March 31, 2018.

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

The following table sets forth the computation of basic and diluted earnings per share:

	First Quarter Ended
(In millions, except per share amounts)	March 31, 2018	March 31, 2017
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$21.2	$15.7
Less: Undistributed earnings allocated to participating securities	0.2	0.1
Less: Undistributed earnings allocated to redeemable noncontrolling interest	—	0.1
Net income available to common shareholders	$21.0	$15.5
Denominator:
Basic weighted average common shares outstanding	46.6	46.4
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.5	0.6
Diluted weighted average common shares outstanding	47.1	47.0
Basic earnings per share	$0.45	$0.33
Diluted earnings per share	$0.45	$0.33

There were 0.3 million and 0.2 million stock options outstanding for the first quarters ended March 31, 2018 and March 31, 2017, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

12. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the first quarter ended March 31, 2018:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2017	$4,663	$240,136	$604,905	$(49,364)	$(99,683)	$1,964	$702,621	$1,502
Net income			21,174			195	21,369	(154)
Dividends on common stock			(5,037)				(5,037)
Common stock issued	3	639					642
Common stock repurchased	(20)		(7,929)				(7,949)
Share-based compensation	6	3,320					3,326
Currency translation adjustment					6,943	40	6,983	12
Pension liability, net of tax				601			601
Balance as of March 31, 2018	$4,652	$244,095	$613,113	$(48,763)	$(92,740)	$2,199	$722,556	$1,360

13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the first quarters ended March 31, 2018 and March 31, 2017, are summarized below:

(In millions)
For the first quarter ended March 31, 2018:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance as of December 31, 2017	$(99.7)	$(49.3)	$(149.0)

Other comprehensive income/(loss) before reclassifications	6.9	—	6.9
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.6	0.6
Net other comprehensive income/(loss)	6.9	0.6	7.5

Balance as of March 31, 2018	$(92.8)	$(48.7)	$(141.5)

For the first quarter ended March 31, 2017
Balance as of December 31, 2016	$(118.4)	$(51.5)	$(169.9)

Other comprehensive income/(loss) before reclassifications	8.4	—	8.4
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.5	0.5
Net other comprehensive income/(loss)	8.4	0.5	8.9

Balance as of March 31, 2017	$(110.0)	$(51.0)	$(161.0)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 8 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.2 million and $0.3 million for the first quarters ended March 31, 2018 and March 31, 2017, respectively.

Amounts related to noncontrolling interests were not material.

14. SEGMENT AND GEOGRAPHIC INFORMATION
The accounting policies of the operating segments are the same as those described in Note 1 of the Company's Form 10-K. Revenue is recognized based on the invoice price at the point in time when the customer obtains control of the product, which is typically upon shipment to the customer. During the second quarter of 2017, as a result of acquisitions, the Company revised its reportable segments to include a Distribution segment. This change in reporting segments required the Company to realign its internal and external reporting. The Company retrospectively revised prior periods results to conform with current period presentations. There is no impact on the Company's previously reported consolidated financial position, results of operations, or cash flows. The Water and Fueling segments include manufacturing operations and supply certain components and finished goods, both between segments and to the Distribution segment. The Company accounts for intersegment revenue transactions consistent with independent third party transactions, that is, at current market prices. Operating income by segment is based on net sales less identifiable operating expenses and allocations and includes profits recorded on sales to other segments of the Company.

Financial information by reportable business segment is included in the following summary:

	First Quarter Ended
(In millions)	March 31, 2018	March 31, 2017
	Net sales
Water Systems
External sales
United States & Canada	$80.8	$71.7
Latin America	29.1	33.0
Europe, Middle East & Africa	49.3	41.4
Asia Pacific	20.8	21.5
Intersegment sales
United States & Canada	11.8	—
Total sales	191.8	167.6
Distribution
External sales	—	—
United States & Canada	56.2	—
Intersegment sales	—	—
Total sales	56.2	—
Fueling Systems
External sales	—	—
United States & Canada	32.8	29.5
All other	26.6	23.2
Intersegment sales	—	—
Total sales	59.4	52.7

Intersegment Eliminations/Other	(11.8)	—
Consolidated	$295.6	$220.3

	First Quarter Ended
	March 31, 2018	March 31, 2017
	Operating income/(loss)
Water Systems	$25.2	$21.4
Distribution	(0.8)	—
Fueling Systems	13.6	11.0
Intersegment Eliminations/Other	(15.3)	(13.9)
Consolidated	$22.7	$18.5

	March 31, 2018	December 31, 2017
	Total assets
Water Systems	$710.1	$695.4
Distribution	171.8	153.1
Fueling Systems	277.6	265.7
Other	81.2	71.2
Consolidated	$1,240.7	$1,185.4

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

At March 31, 2018, the Company had $6.2 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the first quarter ended March 31, 2018, are as follows:

(In millions)
Balance as of December 31, 2017	$9.5
Accruals related to product warranties	2.0
Additions related to acquisitions	0.1
Reductions for payments made	(2.9)
Balance as of March 31, 2018	$8.7

16. SHARE-BASED COMPENSATION
The Franklin Electric Co., Inc. 2017 Stock Plan (the "2017 Stock Plan") is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, stock unit awards, and stock appreciation rights ("SARs") to key employees and non-employee directors. The number of shares that may be issued under the Plan is 1,400,000. Stock options and SARs reduce the number of available shares by one share for each share subject to the option or SAR, and stock awards and stock unit awards settled in shares reduce the number of available shares by 1.5 shares for every one share delivered.

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first quarters ended March 31, 2018 and March 31, 2017 are as follows:

	March 31, 2018	March 31, 2017
Risk-free interest rate	2.69%	1.89%
Dividend yield	1.05%	0.94%
Volatility factor	28.71%	31.19%
Expected term	5.6 years	5.5 years

A summary of the Company’s outstanding stock option activity and related information for the first quarter ended March 31, 2018 is as follows:

(Shares in thousands)	March 31, 2018
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,388	$28.79
Granted	239	40.25
Exercised	(25)	25.68
Forfeited	(2)	38.67
Outstanding at end of period	1,600	$30.54
Expected to vest after applying forfeiture rate	1,569	$30.37
Vested and exercisable at end of period	1,064	$26.73

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of March 31, 2018 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.93 years	$16,890
Expected to vest after applying forfeiture rate	5.86 years	$16,823
Vested and exercisable at end of period	4.41 years	$15,232

The total intrinsic value of options exercised during the first quarters ended March 31, 2018 and March 31, 2017 was $0.4 million and $0.6 million, respectively.

As of March 31, 2018, there was $2.6 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan and the 2009 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.85 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the quarter ended March 31, 2018 is as follows:

(Shares in thousands)	March 31, 2018
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	463	$36.71
Awarded	148	40.43
Vested	(54)	42.64
Forfeited	(11)	36.26
Non-vested at end of period	546	$37.14

As of March 31, 2018, there was $13.3 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.69 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2018 vs. First Quarter 2017

OVERVIEW

Sales in the first quarter of 2018 increased from the first quarter of last year. The sales increase was primarily from acquired distribution entities, as well as organic sales increases in both Water Systems and Fueling Systems of about 10 percent. Sales increased by about 4 percent in the quarter due to foreign currency translation. The Company's consolidated gross profit was $99.0 million for the first quarter of 2018, an increase of $23.2 million or about 31 percent from the prior year’s first quarter. The gross profit increase was primarily due to higher sales. The gross profit as a percent of net sales was 33.5 percent in the first quarter of 2018 versus 34.4 percent during the first quarter 2017.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first quarter of 2018 were $295.6 million, an increase of $75.3 million or about 34 percent compared to 2017 first quarter sales of $220.3 million.  The sales increase was primarily from acquisition related sales.  Sales revenue increased by $8.0 million or about 4 percent in the first quarter of 2018 due to foreign currency translation. Excluding the impact of foreign currency translation, the Company’s organic sales growth was about 10 percent.

	Net Sales
(In millions)	Q1 2018	Q1 2017	2018 v 2017
Water Systems	$191.8	$167.6	$24.2
Fueling Systems	59.4	52.7	6.7
Distribution	56.2	—	56.2
Eliminations/Other	(11.8)	—	(11.8)
Consolidated	$295.6	$220.3	$75.3

Net Sales-Water Systems
Water Systems revenues were $191.8 million in the first quarter 2018, an increase of $24.2 million or about 14 percent versus the first quarter 2017 sales of $167.6 million. Sales were increased by $5.8 million or 3 percent in the quarter due to foreign currency translation. Water Systems sales were up about 11 percent, excluding foreign currency translation, in the first quarter of 2018 versus the first quarter of 2017.

Water Systems sales in the U.S. and Canada, including Intersegment sales, increased by about 29 percent compared to the first quarter 2017. The impact of foreign currency translation increased sales by about 1 percent. Sales of Pioneer branded dewatering equipment more than doubled in the first quarter when compared to the prior year due to strength in North American oil and gas markets and continued diversification of product sales channels and geographies. Sales of groundwater pumping equipment increased by about 30 percent on stronger residential and agricultural system sales primarily to the Headwater companies, versus the first quarter 2017. Sales of other surface pumping equipment increased by about 10 percent primarily in wastewater products.
Water Systems sales in markets outside the U.S. and Canada increased by about 3 percent overall. The impact of foreign currency translation increased sales by about 5 percent. International Water Systems sales improved in Europe, the Middle East, and Africa, but were offset by lower sales in Brazil and Asia when compared to the first quarter 2017.
Net Sales-Fueling Systems
Fueling Systems sales were $59.4 million in the first quarter of 2018, an increase of $6.7 million or about 13 percent versus the first quarter 2017 sales of $52.7 million. Fueling Systems sales were increased by $2.2 million or 4 percent in the quarter due to foreign currency translation. Fueling Systems sales growth, excluding foreign currency translation, was about 9 percent. Fueling Systems sales in the U.S. and Canada increased by about 11 percent compared to the first quarter 2017. The increase was broad based and included numerous product categories including fuel management, pumping, piping and containment systems. Outside the U.S. and Canada, Fueling Systems revenues grew by about 16 percent, led by stronger sales in China and Europe, partially offset by lower sales in India.

Net Sales-Distribution
Distribution sales were $56.2 million in the first quarter of 2018 and were all acquisition related. Management estimates Distribution sales declined by about 3 percent from the first quarter of 2017. During 2017, three significant pump suppliers elected to discontinue selling to the Distribution entities which had a short-term impact on product availability. In the fourth quarter last year, proforma revenue was down 11 percent. However, with the addition of new pump lines and a focus on customer service, the Distribution segment sales improved in the first quarter 2018 compared to the fourth quarter 2017.

Cost of Sales
Cost of sales as a percentage of net sales for the first quarters of 2018 and 2017 was 66.5 percent and 65.6 percent, respectively. Correspondingly, the gross profit margin decreased to 33.5 percent from 34.4 percent, a decline of 90 basis points. The Company’s consolidated gross profit was $99.0 million for the first quarter of 2018, an increase from the first quarter of 2017 gross profit of $75.8 million. The gross profit increase was primarily due to higher sales. The decline in gross profit margin percentage is primarily due to product and geographic sales mix shifts, as realized price offset material costs in the quarter. Going forward, sales price actions are intended to offset cost increases including Section 232 tariffs on steel and aluminum imports.
Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $76.3 million in the first quarter of 2018 compared to $57.0 million in the first quarter of the prior year. The increase in SG&A expenses from acquired businesses was $17.7 million. Excluding the acquired entities, the Company’s SG&A expenses in the first quarter of 2018 were $58.6 million, an increase of about 3 percent from the first quarter 2017.
Restructuring Expenses
There were no meaningful restructuring expenses for the first quarter of 2018 and $0.3 million of restructuring expenses for the first quarter of 2017. Restructuring expenses for the first quarter of 2017 were in Brazil and related to continued manufacturing realignments and include severance expenses and other miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $22.7 million in the first quarter of 2018, up $4.2 million or about 23 percent from $18.5 million in the first quarter of 2017.

	Operating income (loss)
(In millions)	Q1 2018	Q1 2017	2018 v 2017
Water Systems	$25.2	$21.4	$3.8
Fueling Systems	13.6	11.0	2.6
Distribution	(0.8)	—	(0.8)
Eliminations/Other	(15.3)	(13.9)	(1.4)
Consolidated	$22.7	$18.5	$4.2

Operating Income-Water Systems
Water Systems operating income was $25.2 million in the first quarter 2018, up $3.8 million versus the first quarter 2017. The first quarter operating income margin was 13.1 percent, up 30 basis points from 12.8 percent in the first quarter of 2017. Operating income increased in Water Systems primarily due to higher sales.

Operating Income-Fueling Systems
Fueling Systems operating income was $13.6 million in the first quarter of 2018 compared to $11.0 million in the first quarter of 2017, an increase of about 24 percent. The increase in operating income was primarily related to higher sales. The first quarter Fueling Systems operating income margin was 22.9 percent, an increase of 200 basis points from the 20.9 percent of net sales in the first quarter of 2017. Operating income margin improved primarily due to leverage on fixed cost from higher sales.

Operating Income-Distribution
The Distribution segment recorded an operating loss of $0.8 million in the first quarter of 2018. The Distribution segment’s operations are seasonal and product sales are significantly slower during the fourth and first quarters, i.e., the winter months in North America.

Operating Income-Eliminations/Other

Operating income-Eliminations/Other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses.  The intersegment profit elimination impact in 2018 was $0.6 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses were higher by $0.8 million or about 6 percent to last year.

Interest Expense
Interest expense for the first quarters of 2018 and 2017 was $2.4 million and $3.5 million, respectively.

Other Income or Expense
Other income or expense was a loss in the first quarter of 2018 of $0.2 million and income of $0.7 million in the first quarter of 2017. Included in other income in the first quarter of 2018 was interest income of $0.1 million, primarily derived from the investment of cash balances in short-term securities. Included in other income in the first quarter of 2017 was income from minority interests of $0.5 million and interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss of $0.6 million for the first quarter of 2018. Foreign currency-based transactions produced a gain of $0.5 million for the first quarter of 2017.

Income Taxes
The provision for income taxes in the first quarter of 2018 was a benefit of $1.7 million and for the same period 2017 an expense of $0.2 million. The effective tax rate for the first quarter of 2018 was a benefit of about 9 percent and, before the impact of discrete events, was about 19 percent.  The effective tax rate for the first quarter of 2017 was about 1 percent and, before the impact of discrete events, was about 27 percent.   The tax rate as a percentage of pre-tax earnings for the full year of 2018 is projected to be about 19 percent, compared to the full year 2017 tax rate of about 25 percent, both before discrete adjustments.  The decrease in the effective tax rate was primarily affected by the Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The Company also recorded a provisional tax benefit of $3.1 million associated with the Foreign Derived Intangible Income provisions of the Tax Act that were effective for the first time during 2018. In addition, the Company released a valuation allowance of $5.4 million related to state net operating losses and incentives.
Net Income
Net income for the first quarter of 2018 was $21.2 million compared to the prior year first quarter net income of $15.9 million.  Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2018 was $21.2 million, or $0.45 per diluted share, compared to the prior year first quarter net income attributable to Franklin Electric Co., Inc. of $15.7 million or $0.33 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at March 31, 2018 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

As of March 31, 2018 the Company had a $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of March 31, 2018, the Company had $175.9 million borrowing capacity under the Credit Agreement as $5.3 million in letters of commercial and standby letters of credit were outstanding and undrawn and $118.8 million in revolver borrowings were drawn and outstanding which were primarily used for acquisition and working capital needs.

The Company also has other long-term debt borrowings outstanding as of March 31, 2018. See Note 10 - Debt for additional specifics regarding these obligations and future maturities.

At March 31, 2018, the Company had $59.6 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.

Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first quarters of 2018 and 2017.

(in millions)	2018	2017
Net cash used in operating activities	$(27.2)	$(24.6)
Net cash used in investing activities	(14.2)	(4.8)
Net cash provided by (used in) financing activities	39.7	(5.3)
Impact of exchange rates on cash and cash equivalents	1.8	1.0
Change in cash and cash equivalents	$0.1	$(33.7)

Cash Flows Used in Operating Activities
2018 vs. 2017
Net cash used in operating activities was $27.2 million for the first quarter ended March 31, 2018 compared to $24.6 million for the first quarter ended March 31, 2017. The most significant use of cash during the first quarter of 2018 was related to working capital. Accounts receivable increased about $17 million, and about $11 million more than the first quarter prior year due to increased sales. Inventory increased about $24 million, about $6 million less than the prior year but consistent with pre-season inventory builds. Other sources of cash in the current year were increased earnings, accruals and reserves and were more than the first quarter prior year.

Cash Flows Used in Investing Activities
2018 vs. 2017
Net cash used in investing activities was $14.2 million for the first quarter ended March 31, 2018 compared to $4.8 million for the first quarter ended March 31, 2017. The increase in cash used in investing activities was primarily attributable to the purchase of Valley Farms Supply, Inc. as described in Footnote 3 - Acquisitions.

Cash Flows Provided by (Used in) Financing Activities
2018 vs. 2017
Net cash provided by financing activities was $39.7 million for the first quarter ended March 31, 2018 compared to $5.3 million used in financing activities for the quarter ended March 31, 2017. Net borrowings of about $52.0 million was the source of increased cash and was partially offset by uses of cash for stock repurchases of about $7.9 million and dividends of about $5.0 million during the first quarter ended March 31, 2018.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in Exhibit 99.1 thereto. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the first quarter ended March 31, 2018. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

In the third quarter of 2016, the Company began the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system. The new ERP system was designed to better support the Company's business needs in response to the changing operating environment and for many business units within the Company is an update to a legacy system product.  The implementation of a worldwide ERP system will likely affect the processes that constitute the Company's internal control over financial reporting and will require testing for effectiveness as the implementation progresses. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting. The Conversion will happen in two stages. The first stage involved converting the primary legacy ERP system. As of the quarter ended, all business units previously on the primary legacy system have converted to the new ERP system. The second stage will convert those companies that remained on their local ERP system after the date of acquisition. The second stage is ongoing as of March 31, 2018.
Other than the ERP implementation, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
Other than the update below, there have been no material changes to our risk factors as set forth in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

The risk factor update is as follows:

The Company's operations are dependent on information technology infrastructure and failures, interruptions or security lapses could significantly affect its business. The Company depends on information technology infrastructure in order to achieve business objectives. If the Company experiences a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of IT systems by a third party, the resulting disruptions could impede the Company's ability to record or process orders, manufacture and ship products in a timely manner, or otherwise carry on business in the ordinary course. Any such events could cause the loss of customers or revenue and could cause significant expense to be incurred to eliminate these problems and address related security concerns.
The Company is also subject to certain U.S. and international data protection and cybersecurity regulations. Complying with these laws may subject the Company to additional costs or require changes to the Company’s business practices. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules and regulations could expose the Company to potentially significant liabilities.
The Company is also in the process of updating its global Enterprise Resource Planning (ERP) system that will redesign and deploy a common information system over a period of several years. The process of implementation can be costly and can divert the attention of management from the day-to-day operations of the business. As the Company implements the ERP system, the new system may not perform as expected, which could have an adverse effect on the Company's results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 181,622 shares for approximately $7.3 million under the plan during the first quarter of 2018. The maximum number of shares that may still be purchased under this plan as of March 31, 2018 is 1,974,740.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
January 1 - January 31	—	$—	—	2,156,362
February 1 - February 28	94,434	$40.47	94,434	2,061,928
March 1 - March 31	87,188	$39.77	87,188	1,974,740
Total	181,622	$40.13	181,622	1,974,740

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 33.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: May 8, 2018	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2018	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED MARCH 31, 2018

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 3, 2007)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended December 16, 2016 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on December 21, 2016)
10.1	Form of Employment Security Agreement between the Company and Dr. Paul N. Chhabra* (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Management Contract, Compensatory Plan or Arrangement