Form 10-Q
period 2018-06-30
FRANKLIN ELECTRIC CO INC
filed 2018-07-31
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 0-362

FRANKLIN ELECTRIC CO INC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	July 27, 2018
$0.10	46,715,822 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net sales	$343,970	$305,349	$639,600	$525,601
Cost of sales	227,894	202,596	424,542	347,032
Gross profit	116,076	102,753	215,058	178,569
Selling, general, and administrative expenses	74,965	68,231	151,240	125,227
Restructuring expense	637	251	644	566
Operating income	40,474	34,271	63,174	52,776
Interest expense	(2,606)	(2,244)	(5,034)	(5,758)
Other income/(expense), net	45	5,506	(159)	6,178
Foreign exchange income/(expense)	(999)	(372)	(1,550)	103
Income before income taxes	36,914	37,161	56,431	53,299
Income tax expense	6,875	6,917	5,177	7,121
Net income	$30,039	$30,244	$51,254	$46,178
Less: Net (income)/loss attributable to noncontrolling interests	458	(335)	417	(539)
Net income attributable to Franklin Electric Co., Inc.	$30,497	$29,909	$51,671	$45,639
Income per share:
Basic	$0.65	$0.64	$1.10	$0.97
Diluted	$0.64	$0.64	$1.09	$0.97
Dividends per common share	$0.1200	$0.1075	$0.2275	$0.2075

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net income	$30,039	$30,244	$51,254	$46,178
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(32,736)	6,101	(25,741)	14,504
Employee benefit plan activity	774	747	1,552	1,490
Other comprehensive income/(loss)	(31,962)	6,848	(24,189)	15,994
Income tax expense related to items of other comprehensive income	(176)	(252)	(353)	(504)
Other comprehensive income/(loss), net of tax	(32,138)	6,596	(24,542)	15,490
Comprehensive income/(loss)	(2,099)	36,840	26,712	61,668
Less: Comprehensive loss attributable to noncontrolling interests	(469)	(364)	(376)	(153)
Comprehensive income/(loss) attributable to Franklin Electric Co., Inc.	$(1,630)	$37,204	$27,088	$61,821

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$70,044	$67,233
Receivables, less allowances of $4,928 and $4,430, respectively	206,542	171,007
Inventories:
Raw material	112,061	109,590
Work-in-process	19,686	16,742
Finished goods	196,885	185,993
Total inventories	328,632	312,325
Other current assets	34,735	38,566
Total current assets	639,953	589,131

Property, plant, and equipment, at cost:
Land and buildings	140,225	142,088
Machinery and equipment	266,967	268,373
Furniture and fixtures	48,606	52,916
Other	23,179	22,810
Property, plant, and equipment, gross	478,977	486,187
Less: Allowance for depreciation	(273,880)	(270,493)
Property, plant, and equipment, net	205,097	215,694
Deferred income taxes	8,765	8,929
Intangible assets, net	123,497	131,471
Goodwill	235,408	236,810
Other assets	3,026	3,318
Total assets	$1,215,746	$1,185,353

	June 30, 2018	December 31, 2017

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$82,123	$79,348
Accrued expenses and other current liabilities	57,563	63,887
Income taxes	3,589	2,213
Current maturities of long-term debt and short-term borrowings	167,803	100,453
Total current liabilities	311,078	245,901
Long-term debt	94,920	125,596
Income taxes payable non-current	12,791	17,391
Deferred income taxes	25,397	30,913
Employee benefit plans	38,472	42,178
Other long-term liabilities	17,300	19,251

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	764	1,502

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,543 and 46,630, respectively)	4,654	4,663
Additional capital	246,682	240,136
Retained earnings	634,992	604,905
Accumulated other comprehensive loss	(173,630)	(149,047)
Total shareholders' equity	712,698	700,657
Noncontrolling interest	2,326	1,964
Total equity	715,024	702,621
Total liabilities and equity	$1,215,746	$1,185,353

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net income	$51,254	$46,178
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	19,595	18,412
Share-based compensation	4,769	4,546
Deferred income taxes	(4,760)	(3,361)
Loss on disposals of plant and equipment	127	178
Gain on equity investment	—	(4,788)
Foreign exchange (income)/expense	1,550	(103)
Changes in assets and liabilities, net of acquisitions
Receivables	(40,812)	(9,289)
Inventory	(20,614)	(31,792)
Accounts payable and accrued expenses	(1,072)	(24,712)
Income taxes	(703)	(3,481)
Income taxes-U.S. Tax Cuts and Jobs Act	(4,600)	—
Employee benefit plans	(1,718)	(2,431)
Other, net	2,153	(1,862)
Net cash flows from operating activities	5,169	(12,505)
Cash flows from investing activities:
Additions to property, plant, and equipment	(11,446)	(18,621)
Proceeds from sale of property, plant, and equipment	306	109
Cash paid for acquisitions, net of cash acquired	(8,428)	(52,255)
Other, net	199	153
Net cash flows from investing activities	(19,369)	(70,614)
Cash flows from financing activities:
Proceeds from issuance of debt	110,054	169,284
Repayment of debt	(72,721)	(122,088)
Proceeds from issuance of common stock	1,795	2,047
Purchases of common stock	(10,953)	(2,374)
Dividends paid	(10,658)	(10,199)
Purchase of redeemable noncontrolling shares	—	(5,047)
Net cash flows from financing activities	17,517	31,623
Effect of exchange rate changes on cash	(506)	2,260
Net change in cash and equivalents	2,811	(49,236)
Cash and equivalents at beginning of period	67,233	104,331
Cash and equivalents at end of period	$70,044	$55,095

	Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017

Cash paid for income taxes, net of refunds	$15,829	$14,583
Cash paid for interest	$5,354	$4,712

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$—	$474
Payable to seller of Bombas Leao	$—	$24
Payable to seller of Valley Farms Supply, Inc.	$450	$—

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2018, and for the second quarters and six months ended June 30, 2018 and June 30, 2017 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the second quarter and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present only the service cost component of net periodic benefit cost as an operating expense (consistent with the presentation of other employee compensation costs). The other components of net periodic benefit cost are to be presented as a non-operating expense. The Company adopted ASU 2017-07 during the first quarter ended March 31, 2018. The prior year non-service cost component of net periodic benefit costs as of June 30, 2017 was less than $0.1 million and is not considered significant. The Company has included current year non-service costs as non-operating expense. The adoption of this pronouncement did not have a material impact to the Company’s condensed consolidated financial position, results of operations, or cash flows.
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

Accounting Standards Issued But Not Yet Adopted
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and may be applied either at the beginning of the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently assessing the impact of the ASU on the Company’s consolidated financial position, results of operations, and cash flows.
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
3. ACQUISITIONS
During the first quarter ended March 31, 2018, the Company acquired 100 percent of the ownership interests of Lansing, Michigan-based Valley Farms Supply, Inc. ("Valley Farms"), for a purchase price of approximately $9.2 million. Valley Farms is a professional groundwater distributor operating four locations in the State of Michigan and one in the State of Indiana. Valley Farms was acquired to serve customers in this region of the United States as part of the Company’s Distribution Segment, which is a collection of professional groundwater equipment distributors. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2018, as results of operations for this acquisition is immaterial.
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

During the second quarter of 2017, the Company acquired controlling interests in three distributors (2M Company, Inc. (“2M”), Drillers Service, Inc. (“DSI”), and Western Hydro, LLC (“Western Hydro”), collectively referred to below as the “Headwater acquisitions”) in the U.S. professional groundwater market for a combined purchase price of approximately $57.4 million, subject to certain terms and conditions. The Company had previously prepaid a $3.0 million portion of the purchase price at the time of original investment. The Company funded the Headwater acquisitions with cash on hand and short-term borrowings from the Company’s Revolver (see Note 9 - Debt). The Headwater acquisitions provide the Company with a professional groundwater distribution channel throughout the United States.
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
The goodwill of $33.9 million resulting from the Headwater acquisitions consists primarily of the benefits of forward channel integration opportunities and broadened product offerings. All of the goodwill was recorded as part of the Distribution segment, and only a portion ($7.8 million) is expected to be deductible for tax purposes.
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

The fair values of the assets acquired and liabilities assumed related to the Headwater acquisitions were final as of June 30, 2018. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.

The following unaudited proforma financial information for the second quarters and six months ended June 30, 2018 and June 30, 2017 gives effect to the Headwater acquisitions by the Company as if the acquisitions had occurred as of January 1, 2017. These unaudited proforma condensed consolidated financial statements are prepared for informational purposes only and are not necessarily indicative of actual results or financial position that would have been achieved had the acquisitions been consummated on the dates indicated and are not necessarily indicative of future operating results or financial position of the consolidated companies. The unaudited proforma condensed consolidated financial statements do not give effect to any cost savings or incremental costs that may result from the integration of the Headwater acquisitions with the Company.

FRANKLIN ELECTRIC CO., INC.
PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Second Quarter Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue:
As reported	$344.0	$305.3	$639.6	$525.6
Proforma	344.0	315.2	639.6	585.5
Net income:
As reported	$30.5	$29.9	$51.7	$45.6
Proforma	30.5	30.3	51.7	46.9
Basic earnings per share:
As reported	$0.65	$0.64	$1.10	$0.97
Proforma	0.65	0.65	1.10	1.00
Diluted earnings per share:
As reported	$0.64	$0.64	$1.09	$0.97
Proforma	0.64	0.64	1.09	0.99

Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations. There were $0.1 million and $0.2 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the second quarter and six months ended June 30, 2018, respectively. There were $0.1 million and $0.3 million of transactions costs incurred in the second quarter and six months ended June 30, 2017, respectively.
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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of June 30, 2018 and December 31, 2017, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.0	$3.0	$—	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.0	$3.0	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $262.6 million and $226.0 million and estimated fair values of $264 million and $230 million as of June 30, 2018 and December 31, 2017, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of June 30, 2018, the swap had a notional value based on 235,000 shares. For the second quarter and six months ended June 30, 2018, the swap resulted in a gain of $0.8 million and a loss of $0.3 million, respectively. For the second quarter and six months ended June 30, 2017, the swap resulted in a loss of $0.4 million and a gain of $0.4 million, respectively. Gains and losses resulting from the the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.5	$(6.8)	$7.5	$(6.7)
Technology	7.5	(6.1)	7.5	(5.8)
Customer relationships	135.6	(60.2)	138.9	(57.6)
Other	2.9	(2.5)	2.9	(2.4)
Total	$153.5	$(75.6)	$156.8	$(72.5)
Unamortized intangibles:
Trade names	45.6	—	47.2	—
Total intangibles	$199.1	$(75.6)	$204.0	$(72.5)

Amortization expense related to intangible assets for the second quarters ended June 30, 2018 and June 30, 2017 was $2.2 million and 4.3 million for the six months ended June 30, 2018 and June 30, 2017.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2018	2019	2020	2021	2022
	$8.5	$8.4	$8.3	$7.9	$7.7

The change in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2018, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2017	$139.3	$63.6	$33.9	$236.8
Acquisitions	—	—	1.5	1.5
Foreign currency translation	(2.8)	(0.1)	—	(2.9)
Balance as of June 30, 2018	$136.5	$63.5	$35.4	$235.4

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of June 30, 2018, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2017 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the second quarters and six months ended June 30, 2018 and June 30, 2017:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Service cost	$0.2	$0.2	$0.4	$0.3
Interest cost	1.4	1.5	2.7	2.9
Expected return on assets	(2.2)	(2.3)	(4.3)	(4.5)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	0.8	0.7	1.5	1.3
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.2	$0.1	$0.3	$—

In the six months ended June 30, 2018, the Company made contributions of $1.1 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2018 will be finalized by September 15, 2018, based upon the funding level requirements identified and year-end valuation performed at December 31, 2017.

The following table sets fort the aggregated net periodic benefit cost for the post-retirement benefit plan for the second quarters and six months ended June 30, 2018 and June 30, 2017.

(In millions)	Other Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.2	0.2
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	0.1	—	0.2
Actuarial loss	—	—	0.1	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.1	$0.2	$0.3	$0.4

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

8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the six month period ended June 30, 2018 was 9.2 percent as compared to 13.4 percent for the six month period ended June 30, 2017. The effective tax rate is lower than the U.S. statutory rate of 21 percent primarily due to the recognition of the foreign-derived intangible income (FDII) provisions in the U.S. Tax Cuts and Jobs Act (Tax Act) and certain discrete events. For the second quarters of both 2018 and 2017 the effective tax rate was 18.6 percent.

The decrease in the effective tax rate for the six months ended June 30, 2018, compared with the same period in 2017, was primarily affected by the Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The Company also reflected an estimated tax benefit of $3 million associated with the FDII provisions of the Tax Act that were effective for the first time during 2018. In addition, during the three month period ended March 31, 2018, the Company released a valuation allowance of $5.4 million related to state NOLs and incentives as it is no longer in a three-year cumulative loss position for certain state income tax purposes.

During the second quarter 2018, the Company paid $1.6 million to the one time transition tax liability imposed by the Tax Act, and in accordance with the IRS regulations has applied an estimated $3.0 million of 2017 overpayments.

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

9. DEBT
Debt consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
Prudential Agreement	$30.0	$60.0
Tax increment financing debt	20.3	20.8
New York Life	75.0	75.0
Credit Agreement	133.8	67.0
Capital leases	0.1	0.1
Foreign subsidiary debt	3.8	3.5
Less: unamortized debt issuance costs	(0.3)	(0.3)
	$262.7	$226.1
Less: current maturities	(167.8)	(100.5)
Long-term debt	$94.9	$125.6

Debt outstanding, excluding unamortized debt issuance costs, at June 30, 2018 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$262.9	$167.8	$1.3	$1.2	$1.3	$1.3	$90.0
Capital leases	0.1	—	0.1	—	—	—	—
	$263.0	$167.8	$1.4	$1.2	$1.3	$1.3	$90.0

Prudential Agreement
The Company maintains the Third Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with an initial borrowing capacity of $250.0 million. The Prudential Agreement bears a coupon of 5.79 percent with a final maturity in 2019.  Principal installments of $30.0 million are payable annually, including the date of maturity of April 30, 2019, with any unpaid balance due at that time. There is no additional borrowing capacity resulting from principal payments made by the Company. As of June 30, 2018, the Company has $100.0 million borrowing capacity available under the Prudential Agreement.

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

New York Life
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life (the "New York Life Agreement"), entered into on May 27, 2015 for $150.0 million maximum aggregate principal borrowing capacity and authorized issuance of $75.0 million of floating rate senior notes due May 27, 2025. These senior notes have a floating interest rate of one-month USD LIBOR (2.10 percent as of June 30, 2018) plus a spread of 1.35 percent with interest-only payments due on a monthly basis. As of June 30, 2018, there was $75.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of June 30, 2018, the Company had $133.8 million in outstanding borrowings which were primarily used for acquisition and working capital needs, $5.6 million in letters of credit outstanding, and $160.6 million of available capacity under the Credit Agreement.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of June 30, 2018.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$30.5	$29.9	$51.7	$45.6
Less: Undistributed earnings allocated to participating securities	0.2	0.2	0.4	0.3
Less: Undistributed earnings allocated to redeemable noncontrolling interest	—	(0.2)	—	—
Net income available to common shareholders	$30.3	$29.9	$51.3	$45.3
Denominator:
Basic weighted average common shares outstanding	46.5	46.5	46.5	46.4
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.5	0.5	0.5	0.6
Diluted weighted average common shares outstanding	47.0	47.0	47.0	47.0
Basic earnings per share	$0.65	$0.64	$1.10	$0.97
Diluted earnings per share	$0.64	$0.64	$1.09	$0.97

There were 0.2 million and 0.4 million stock options outstanding for the second quarters ended June 30, 2018 and June 30, 2017, and 0.2 million and 0.3 million stock options outstanding for the six months ended June 30, 2018 and June 30, 2017, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

11. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the six months ended June 30, 2018:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2017	$4,663	$240,136	$604,905	$(49,364)	$(99,683)	$1,964	$702,621	$1,502
Net income			51,671			385	52,056	(802)
Dividends on common stock			(10,658)				(10,658)
Common stock issued	9	1,786					1,795
Common stock repurchased	(27)		(10,926)				(10,953)
Share-based compensation	9	4,760					4,769
Currency translation adjustment					(25,782)	(23)	(25,805)	64
Pension liability, net of tax				1,199			1,199
Balance as of June 30, 2018	$4,654	$246,682	$634,992	$(48,165)	$(125,465)	$2,326	$715,024	$764

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2018 and June 30, 2017, are summarized below:

(In millions)
For the six months ended June 30, 2018:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance as of December 31, 2017	$(99.7)	$(49.3)	$(149.0)

Other comprehensive income/(loss) before reclassifications	(25.8)	—	(25.8)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.2	1.2
Net other comprehensive income/(loss)	(25.8)	1.2	(24.6)

Balance as of June 30, 2018	$(125.5)	$(48.1)	$(173.6)

For the six months ended June 30, 2017
Balance as of December 31, 2016	$(118.4)	$(51.5)	$(169.9)

Other comprehensive income/(loss) before reclassifications	15.2	—	15.2
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.0	1.0
Net other comprehensive income/(loss)	15.2	1.0	16.2

Balance as of June 30, 2017	$(103.2)	$(50.5)	$(153.7)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.4 million and $0.5 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Amounts related to noncontrolling interests were not material.

13. SEGMENT AND GEOGRAPHIC INFORMATION
The accounting policies of the operating segments are the same as those described in Note 1 of the Company's Form 10-K.  Revenue is recognized based on the invoice price at the point in time when the customer obtains control of the product, which is typically upon shipment to the customer.  During the second quarter of 2017, as a result of acquisitions, the Company revised its reportable segments to include a Distribution segment.  The Company realigned its internal and external reporting in accordance with the Company’s revised organization and its review of performance.  The Water and Fueling segments include manufacturing operations and supply certain components and finished goods, both between segments and to the Distribution segment.  In the prior year, the Company reported certain product transfers between Water and Fueling as intersegment revenue.  The Company is now reporting these product transfers between Water and Fueling as inventory transfers as a significant number of the Company's manufacturing facilities are shared across segments for scale and efficiency purposes.  The Company continues to report intersegment transfers from Water to Distribution as intersegment revenue at market prices to properly reflect the commercial arrangement of vendor to customer that exists between the Water and Distribution segments.  Segment operating income is a key financial performance measure. Operating income by segment is based on net sales less identifiable operating expenses and allocations and includes profits recorded on sales to other segments of the Company.  The Company has retrospectively revised segment results in prior periods' to conform with current period presentations.  There is no impact on the Company's previously reported consolidated financial position, results of operations, or cash flows.

Financial information by reportable business segment is included in the following summary:

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	Net sales
Water Systems
External sales
United States & Canada	$93.8	$87.4	$174.6	$159.1
Latin America	29.0	31.0	58.1	64.0
Europe, Middle East & Africa	48.5	45.1	97.8	86.5
Asia Pacific	19.1	21.7	39.9	43.2
Intersegment sales
United States & Canada	20.0	13.1	31.8	13.1
Total sales	210.4	198.3	402.2	365.9
Distribution
External sales
United States & Canada	79.5	59.1	135.7	59.1
Intersegment sales	—	—	—	—
Total sales	79.5	59.1	135.7	59.1
Fueling Systems
External sales
United States & Canada	38.5	36.1	71.3	65.6
All other	35.6	24.9	62.2	48.1
Intersegment sales	—	—	—	—
Total sales	74.1	61.0	133.5	113.7

Intersegment Eliminations/Other	(20.0)	(13.1)	(31.8)	(13.1)
Consolidated	$344.0	$305.3	$639.6	$525.6

	Second Quarter Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	Operating income/(loss)
Water Systems	$32.3	$32.8	$57.5	$54.2
Distribution	4.0	3.7	3.2	3.7
Fueling Systems	18.9	14.9	32.5	25.9
Intersegment Eliminations/Other	(14.7)	(17.1)	(30.0)	(31.0)
Consolidated	$40.5	$34.3	$63.2	$52.8

	June 30, 2018	December 31, 2017
	Total assets
Water Systems	$685.6	$695.4
Distribution	185.7	153.1
Fueling Systems	282.8	265.7
Other	61.6	71.2
Consolidated	$1,215.7	$1,185.4

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

At June 30, 2018, the Company had $5.2 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

The Company provides warranties on most of its products. The warranty terms vary but are generally two years to five years from date of manufacture or one year to five years from date of installation. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. The Company actively studies trends of warranty claims and takes actions to improve product quality and minimize warranty claims. The Company believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the six months ended June 30, 2018, are as follows:

(In millions)
Balance as of December 31, 2017	$9.5
Accruals related to product warranties	5.0
Additions related to acquisitions	0.1
Reductions for payments made	(5.2)
Balance as of June 30, 2018	$9.4

15. SHARE-BASED COMPENSATION
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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the six months ended June 30, 2018 and June 30, 2017 are as follows:

	June 30, 2018	June 30, 2017
Risk-free interest rate	2.69%	1.89%
Dividend yield	1.05%	0.94%
Volatility factor	28.71%	31.19%
Expected term	5.6 years	5.5 years

A summary of the Company’s outstanding stock option activity and related information for the six months ended June 30, 2018 is as follows:

(Shares in thousands)	June 30, 2018
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,388	$28.79
Granted	251	40.26
Exercised	(86)	20.88
Forfeited	(3)	37.21
Outstanding at end of period	1,550	$27.26
Expected to vest after applying forfeiture rate	1,522	$30.92
Vested and exercisable at end of period	1,009	$27.26

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of June 30, 2018 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.84 years	$21,753
Expected to vest after applying forfeiture rate	5.78 years	$21,588
Vested and exercisable at end of period	4.28 years	$17,999

The total intrinsic value of options exercised during the six months ended June 30, 2018 and June 30, 2017 was $2.0 million and $1.6 million, respectively.

As of June 30, 2018, there was $2.3 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan and the 2009 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.81 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the sixth months ended June 30, 2018 is as follows:

(Shares in thousands)	June 30, 2018
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	463	$36.71
Awarded	164	40.48
Vested	(82)	40.97
Forfeited	(30)	36.35
Non-vested at end of period	515	$37.25

As of June 30, 2018, there was $12.1 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.53 years.

16. SUBSEQUENT EVENT

On July 30, 2018, the Company entered into the Second Amendment (the “Second Amendment”) to the New York Life Agreement. The Second Amendment to the New York Life Agreement reinstates the credit facility with an expiration date of July 30, 2021 and increases the maximum aggregate principal borrowing capacity from $150.0 million to $200.0 million. In addition, on July 30, 2018, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Prudential Agreement, which extended the term of the facility through July 30, 2021 and increased the total undrawn facility from $100.0 million to $150.0 million.

The material terms of the New York Life Agreement and Prudential Agreement are more fully described in Note 9 of this Quarterly Report on Form 10-Q and the foregoing description is qualified in its entirety by reference to the New York Life Agreement and the Prudential Agreement, copies of which are filed as [Exhibits 10.2 - 10.3] hereof and are incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2018 vs. Second Quarter 2017

OVERVIEW
Sales in the second quarter of 2018 increased from the second quarter last year.  The sales increase was led by acquisition related sales, as well as all three segments experienced sales increases from volume and price. The impact of foreign currency translation on sales was less than 1 percent. The Company's consolidated gross profit was $116.1 million for the second quarter of 2018, an increase of $13.3 million or about 13 percent from the prior year’s second quarter. Earnings per share in the second quarter of 2018 were flat to the same period last year.

RESULTS OF OPERATIONS

Net Sales
Net sales in the second quarter of 2018 were $344.0 million, an increase of $38.7 million or about 13 percent compared to 2017 second quarter sales of $305.3 million.  Acquisition related sales were $16.6 million. Sales revenue increased by $0.9 million or less than 1 percent in the second quarter of 2018 due to foreign currency translation.

	Net Sales
(In millions)	Q2 2018	Q2 2017	2018 v 2017
Water Systems	$210.4	$198.3	$12.1
Fueling Systems	74.1	61.0	13.1
Distribution	79.5	59.1	20.4
Eliminations/Other	(20.0)	(13.1)	(6.9)
Consolidated	$344.0	$305.3	$38.7

Net Sales-Water Systems
Water Systems sales were $210.4 million in the second quarter 2018, an increase of $12.1 million or about 6 percent versus the second quarter 2017 sales of $198.3 million. Water Systems sales were reduced by $1.1 million or about 1 percent in the quarter due to foreign currency translation. Excluding foreign currency translation, Water Systems sales were up about 7 percent compared to the second quarter 2017.

Water Systems sales in the U.S. and Canada increased by about 13 percent compared to the second quarter 2017. The impact of foreign currency translation increased sales by about 1 percent. Sales of Pioneer branded dewatering equipment increased by over 70 percent in the second quarter when compared to the prior year due to strength in North American oil and gas markets and continued diversification of product sales channels and geographies. Sales of groundwater pumping equipment increased by about 11 percent on stronger residential and agricultural system sales primarily to the Headwater business units, versus the second quarter 2017. Sales of other surface pumping equipment were flat to the prior year.
Water Systems sales in markets outside the U.S. and Canada declined by 1 percent overall. The impact of foreign currency translation decreased sales by about 2 percent. Excluding the impact of foreign currency translation, Water Systems sales in markets outside the U.S. and Canada grew organically by 1 percent. International Water Systems sales improved in Europe, the Middle East, and Africa by 7 percent due to volume and price, but were offset by lower sales in Asia Pacific and Latin America when compared to the second quarter 2017. In Asia Pacific, the Company’s sales in Korea declined due to an overall slowdown of the economic environment and strong first quarter sales; and in Thailand, sales were adversely impacted by declines in government funding for water related projects and by weather. In Brazil, the impact of a prolonged trucking strike in the second quarter significantly hurt the Company’s ability to deliver product to its customers.
Net Sales-Fueling Systems
Fueling Systems sales were $74.1 million in the second quarter 2018, an increase of $13.1 million or about 21 percent versus the second quarter 2017 sales of $61.0 million. Fueling Systems sales increased by $2.0 million or about 3 percent in the quarter due to foreign currency translation. Fueling Systems organic sales increased about 18 percent compared to the second quarter of 2017.

Fueling Systems sales in the U.S. and Canada increased by about 7 percent compared to the second quarter 2017. The increase was broad based and included numerous product categories including fuel management, pumping, piping and containment systems. Outside the U.S. and Canada, Fueling Systems revenue grew by about 43 percent, led by stronger sales in China and Europe, partially offset by lower sales in India. China sales were $12.7 million in the second quarter of 2018 compared to second quarter of 2017 Fueling Systems China sales of $4.3 million.

Net Sales-Distribution
Distribution sales were $79.5 million in the second quarter 2018, versus second quarter 2017 sales of $59.1 million. In the second quarter of 2018, sales from businesses acquired since the second quarter of 2017 were $16.6 million. The Distribution segment organic sales increased about 6 percent compared to the second quarter of 2017.
Cost of Sales
Cost of sales as a percent of net sales for both the second quarter of 2018 and 2017 was 66.3 percent. Correspondingly, the gross profit margin was unchanged for both second quarters at 33.7 percent. The Company's consolidated gross profit was $116.1 million for the second quarter of 2018, up $13.3 million from the gross profit of $102.8 million in the second quarter of 2017. The gross profit increase was primarily due to higher sales. In the second quarter, management believes realized selling price increases offset inflation.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $75.0 million in the second quarter of 2018 compared to $68.2 million in the second quarter of the prior year. The increase in SG&A expenses from acquired businesses was $3.3 million. Excluding the acquired entities, the Company’s SG&A expenses in the second quarter of 2018 were $71.7 million, an increase of about 5 percent from the second quarter 2017, driven by an increase in research, development and engineering spending.
Restructuring Expenses
Restructuring expenses for the second quarter of 2018 were $0.6 million, with $0.4 million in the Water segment and $0.2 in Fueling from continued miscellaneous manufacturing realignment activities in North America and India. Restructuring expenses for the second quarter of 2017 were $0.3 million, primarily from continued Brazilian miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $40.5 million in the second quarter of 2018, up $6.2 million or about 18 percent from $34.3 million in the second quarter of 2017.

	Operating income (loss)
(In millions)	Q2 2018	Q2 2017	2018 v 2017
Water Systems	$32.3	$32.8	$(0.5)
Fueling Systems	18.9	14.9	4.0
Distribution	4.0	3.7	0.3
Eliminations/Other	(14.7)	(17.1)	2.4
Consolidated	$40.5	$34.3	$6.2

Operating Income-Water Systems
Water Systems operating income was $32.3 million in the second quarter 2018, down $0.5 million or 2 percent versus the second quarter 2017 and operating income margin was 15.4 percent compared to the 16.5 percent in the second quarter 2017 primarily due to product and geographic sales mix shifts.

Operating Income-Fueling Systems
Fueling Systems operating income was $18.9 million in the second quarter of 2018, up $4.0 million or about 27 percent compared to $14.9 million in the second quarter of 2017 and the second quarter operating income margin was 25.5 percent, an increase of 110 basis points from the 24.4 percent of net sales in the second quarter of 2017. The increase in operating income was primarily due to leverage on fixed cost from higher sales.

Operating Income-Distribution
Distribution operating income was $4.0 million in the second quarter of 2018 and the second quarter operating income margin was 5.0 percent. Distribution operating income was $3.7 million in the second quarter of 2017 and the second quarter operating income margin was 6.3 percent. The increase in operating income is primarily related to acquisitions, while the decrease in operating income margin is due to higher SG&A expenses.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses.  The inter-segment profit elimination impact in the second quarter of 2018 was $0.8 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its customer. General and administrative expenses were higher by $0.1 million or less than 1 percent.

Interest Expense
Interest expense for the second quarter of 2018 and 2017 was $2.6 million and $2.2 million, respectively.

Other Income or Expense
Other income or expense was $0 and $5.6 million in the second quarter of 2018 and 2017, respectively. Included in other income in the second quarter of 2018 was interest income of $0.2 million, primarily derived from the investment of cash balances in short-term. Included in other income in the second quarter of 2017 was a gain of $4.8 million on the previously held equity investments in three Distribution entities acquired in the second quarter 2017. Also, included in other income in the second quarter of 2017 was minority income of $0.1 million and interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the second quarter of 2018 of $1.0 million, primarily due to the Mexican Peso relative to the U.S. dollar. Foreign currency-based transactions produced a loss for the second quarter of 2017 of $0.3 million, due to movements in several currencies relative to the U.S. dollar, none of which individually were significant.

Income Taxes
The provision for income taxes in the second quarter of both 2018 and 2017 was $6.9 million. The effective tax rate for the second quarter of 2018 was about 19 percent and, before the impact of discrete events, was about 21 percent.  The effective tax rate for the second quarter of 2017 was about 19 percent; however, before the impact of discrete events, the tax rate was about 27 percent.  Discrete events in the second quarter 2017 included the tax benefit on the non-taxable gain recorded on the previously held equity investments and the statute expiration on foreign uncertain tax positions. The tax rate as a percentage of pre-tax earnings for the full year of 2018 is projected to be about 20 percent, compared to the full year 2017 tax rate of about 25 percent, both before discrete adjustments.  The decrease in the effective tax rate was primarily affected by the Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The Company has estimated a provisional tax benefit for the full year 2018 of about $3 million associated with the Foreign Derived Intangible Income provisions of the Tax Act that were effective for the first time during 2018.

Net Income
Net income for the second quarter of 2018 was $30.0 million compared to the prior year second quarter net income of $30.2 million.  Net income attributable to Franklin Electric Co., Inc. for the second quarter of 2018 was $30.5 million, or $0.64 per diluted share, compared to the prior year second quarter net income attributable to Franklin Electric Co., Inc. of $29.9 million or $0.64 per diluted share.

First Half of 2018 vs. First Half of 2017

OVERVIEW
Sales in the first half of 2018 were up from the same period last year.  The sales increase was led by acquisition related sales, as well as volume and price increases from all three segments. The impact of foreign currency translation increased sales by about 2 percent. The Company's consolidated gross profit was $215.1 million for the first half of 2018, an increase of $36.5 million or about 20 percent from the first half of 2017. Earnings in the first half of 2018 were up from the same period last year.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first half of 2018 were $639.6 million, an increase of $114.0 million or about 22 percent compared to 2017 first half sales of $525.6 million.  The incremental impact of sales from acquired businesses was $72.8 million or 14 percent.  Sales revenue increased by $9.0 million or about 2 percent in the first half of 2018 due to foreign currency translation.

	Net Sales
(In millions)	YTD June 30, 2018	YTD June 30, 2017	2018 v 2017
Water Systems	$402.2	$365.9	$36.3
Fueling Systems	133.5	113.7	19.8
Distribution	135.7	59.1	76.6
Eliminations/Other	(31.8)	(13.1)	(18.7)
Consolidated	$639.6	$525.6	$114.0

Net Sales-Water Systems
Water Systems sales were $402.2 million in the first half 2018, an increase of $36.3 million or about 10 percent versus the first half 2017. Foreign currency translation changes increased sales $4.9 million, or about 1 percent, compared to sales in the first half of 2017. The Water Systems sales change in the first half of 2018, excluding foreign currency translation, was an increase of $31.4 million or about 9 percent.

Water Systems sales in the U.S. and Canada increased by about 20 percent compared to the first half of 2017. Sales revenue increased by $1.7 million or about 1 percent in the first half of 2018 due to foreign currency translation. In the first half of 2018, sales of Pioneer branded dewatering equipment doubled when compared to the prior year due to strength in North American oil and gas markets and continued diversification of product sales channels and geographies. Sales of groundwater pumping equipment increased by about 19 percent on stronger residential and agricultural system sales primarily to the Headwater companies, versus the first half of 2017. Sales of other surface pumping equipment increased by 4 percent in part due to wet weather conditions in the upper Midwest and Canada.
Water Systems sales in markets outside the U.S. and Canada increased by about 1 percent compared to the first half of 2017. Sales revenue increased by $3.0 million or about 2 percent in the first half of 2018 due to foreign currency translation. International Water Systems sales improved in Europe, the Middle East and Africa by about 7 percent, but were more than offset by lower sales volumes in Asia Pacific and Brazil in the first half of 2018 compared to last year. Combined, sales in Latin America and Asia Pacific declined by about 7 percent. In Latin America, the sales decline was primarily in Brazil. The sales decline in Brazil was due to an overall slowdown of the economic environment and from the impact of a trucking strike that hurt the Company’s ability to deliver product to its customers. In Asia Pacific, the Company’s sales in Korea declined due to an overall slowdown of the economic environment; and in Thailand, sales were adversely impacted by declines in government funding for water related projects and by weather.
Net Sales-Fueling Systems
Fueling Systems sales were $133.5 million in the first half 2018, an increase of $19.8 million or about 17 percent from the first half of 2017. Foreign currency translation changes increased sales $4.1 million or about 4 percent compared to sales in the first half of 2017. The Fueling Systems sales change in the first half of 2018, excluding foreign currency translation, was an increase of $15.7 million or about 14 percent.

Fueling Systems sales in the U.S. and Canada grew by about 9 percent during the first half with most of the sales growth coming from fuel management systems and piping. Internationally, Fueling Systems revenues grew by about 30 percent led by stronger sales in China and Europe, partially offset by lower sales in India. China sales were $20.7 million in the first half of 2018 compared to the first half of 2017 Fueling Systems China sales of $8.3 million.
Net Sales-Distribution
Distribution sales were $135.7 million in the first half of 2018, versus the first half of 2017 sales of $59.1 million. The incremental impact of sales from acquired businesses was $72.8 million. Distribution segment organic sales increased about 6 percent compared to the first half of 2017.
Cost of Sales
Cost of sales as a percent of net sales for the first half of 2018 and 2017 was 66.4 percent and 66.0 percent, respectively. Correspondingly, the gross profit margin was 33.6 percent and 34.0 percent, respectively. The Company's consolidated gross profit was $215.1 million for the first half of 2018, up $36.5 million from the gross profit of $178.6 million in the first half of 2017. The gross profit increase was primarily due to higher sales. In the back half of the year, management expects there to be about 250 to 300 basis points of selling price increases, in part from announced pricing actions, and that these price increases will offset projected inflation, including tariffs.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $151.2 million in the first half of 2018 and increased by $26.0 million or 21 percent in the first half of 2018 compared to $125.2 million the first half of last year. The increase in SG&A expenses from acquired businesses were $21.0 million. Excluding the acquired entities, the Company’s SG&A expenses in the second quarter of 2018 increased by $5.0 million or about 4 percent.

Restructuring Expenses
Restructuring expenses for the first half of 2018 were $0.6 million. Restructuring expenses were $0.4 million in the Water segment and $0.2 in Fueling from continued miscellaneous manufacturing realignment activities. Restructuring expenses for the first half of 2017 were $0.6 million, primarily from continued Brazilian miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $63.2 million in the first half of 2018, up $10.4 million from $52.8 million in the first half of 2017.

	Operating income (loss)
(In millions)	YTD June 30, 2018	YTD June 30, 2017	2018 v 2017
Water Systems	$57.5	$54.2	$3.3
Fueling Systems	32.5	25.9	6.6
Distribution	3.2	3.7	(0.5)
Eliminations/Other	(30.0)	(31.0)	1.0
Consolidated	$63.2	$52.8	$10.4

Operating Income-Water Systems
Water Systems operating income was $57.5 million in the first half of 2018 compared to $54.2 million in the first half of 2017, an increase of 6 percent. The first half operating income margin was 14.3 percent and decreased by 50 basis points compared to the first half of 2017. Operating income margin decreased in Water Systems primarily due to product and geographic sales mix shifts.

Operating Income-Fueling Systems
Fueling Systems operating income was $32.5 million in the first half of 2018 compared to $25.9 million in the first half of 2017. The first half operating income margin was 24.3 percent compared to 22.8 percent of net sales in the first half of 2017, an increase of 150 basis points due to leverage on fixed cost from higher sales.

Operating Income-Distribution
Distribution operating income was $3.2 million in the first half of 2018 and operating income margin was 2.4 percent. Distribution operating income was $3.7 million in the first half of 2017 and operating income margin was 6.3 percent. The Distribution segment’s operations are seasonal and product sales are significantly slower during the fourth and first quarters, i.e., the winter months in North America. The 2017 first half results were not impacted by this seasonality as the acquisitions of the Distribution entities occurred during the second quarter of 2017.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses.  The inter-segment profit elimination impact in the first half of 2018 was $1.4 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses were higher by $0.9 million or about 3 percent to last year in the first half.

Interest Expense
Interest expense for the first half of 2018 and 2017 was $5.0 million and $5.8 million, respectively.

Other Income or Expense

Other income or expense was a loss of $0.2 million in the first half of 2018. Included in other income in the first half of 2018 was interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities. The first half of 2017 other income or expense was income of $6.2 million. Included in other income in the first half of 2017 was a gain of $4.8 million on the previously held equity investments in three Distribution entities. Also, included in other income in the first half of 2017 was minority income $0.6 million and interest income of $0.6 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions for the first half of 2018 was a loss of $1.6 million due to movements in several currencies relative to the U.S. dollar, with the Mexican Peso and South African Rand being the most significant. Foreign currency-based transactions for the first half of 2017 was a gain $0.1 million, due to movements in several currencies relative to the U.S. dollar, none of which individually were significant.

Income Taxes
The provision for income taxes in the first half of 2018 and 2017 was $5.2 million and $7.1 million, respectively. The effective tax rate for the first half of 2018 was about 9 percent and, before the impact of discrete events, was about 20 percent. The effective tax rate in the first half of 2017 was about 13 percent and, before the impact of discrete events, was about 27 percent. The Company estimates its effective tax rate for 2018 after discrete events will be 13 to 17 percent, or about 10 points lower than the effective tax rate of 25 percent in 2017.  The lower tax rate before discrete events is primarily the result of the U.S. Tax Cuts and Jobs Act of 2017.  Discrete events in the first half of 2018 include the release of a valuation allowance related to state net operating losses and incentives; and in 2017 included a realized foreign currency translation loss, the release of a valuation allowance related to foreign net operating losses and the recording of a tax benefit on a non-taxable gain recorded on the previously held equity investments.

Net Income
Net income for the first half of 2018 was $51.3 million compared to 2017 first half net income of $46.2 million.  Net income attributable to Franklin Electric Co., Inc. for the first half of 2018 was $51.7 million, or $1.09 per diluted share, compared to 2017 first half net income attributable to Franklin Electric Co., Inc. of $45.6 million or $0.97 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at June 30, 2018 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and exiting credit agreements.

As of June 30, 2018 the Company had $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of June 30, 2018, the Company had $160.6 million borrowing capacity under the Credit Agreement as $5.6 million in letters of commercial and standby letters of credit were outstanding and undrawn and $133.8 million in revolver borrowings were drawn and outstanding which were primarily used for acquisition and working capital needs.

The Company also has other long-term debt borrowing outstanding as of June 30, 2018. See Note 9 - Debt for additional specifics regarding these obligations and future maturities.

At June 30, 2018, the Company had $59.9 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.

Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first six months of 2018 and 2017.

(in millions)	2018	2017
Net cash provided by (used in) operating activities	$5.2	$(12.5)
Net cash used in investing activities	(19.4)	(70.6)
Net cash provided by financing activities	17.5	31.6
Impact of exchange rates on cash and cash equivalents	(0.5)	2.3
Change in cash and cash equivalents	$2.8	$(49.2)

Cash Flows Provided by (Used in) Operating Activities
2018 vs. 2017
Net cash provided by operating activities was $5.2 million for the six months ended June 30, 2018 compared to $12.5 million used in operating activities for the six months ended June 30, 2017. The increase in cash provided by operating activities was due to an increase in net income of about $5 million, a reduction in other prepaid assets of about $4 million and timing of payments and cash receipts related to working capital which resulted in more cash generated through the first half of 2018 than the same period of the prior year.

Cash Flows Used in Investing Activities
2018 vs. 2017
Net cash used in investing activities was $19.4 million for the six months ended June 30, 2018 compared to $70.6 million in the six months ended June 30, 2017. The decrease in cash used in investing activities is primarily attributable to decreased acquisition activity and lower spending for property, plant and equipment during the current year.

Cash Flows Provided by Financing Activities
2018 vs. 2017
Net cash provided by financing activities was $17.5 million for the six months ended June 30, 2018 compared to $31.6 million in the six months ended June 30, 2017 . The overall decrease in cash provided by financing activities was attributable to lower net borrowings of $37 million in the current year compared to approximately $47 million in the prior year along with increased stock repurchases of approximately $9.2 million for the six months ended June 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the second quarter ended June 30, 2018. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

In the third quarter of 2016, the Company began the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system. The new ERP system was designed to better support the Company's business needs in response to the changing operating environment and for many business units within the Company is an update to a legacy system product.  The implementation of a worldwide ERP system affects the processes that constitute the Company's internal control over financial reporting and requires testing for effectiveness as the implementation progresses. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting. The Conversion will happen in two stages. The first stage involved converting the primary legacy ERP system. As of the quarter ended, all business units previously on the primary legacy system have converted to the new ERP system. The second stage will convert those companies that remained on their local ERP system after the date of acquisition. The second stage is ongoing as of June 30, 2018.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 46,399 shares for approximately $2 million under the plan during the second quarter of 2018. The maximum number of shares that may still be purchased under this plan as of June 30, 2018 is 1,928,341.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
April 1 - April 30	19,341	$39.73	19,341	1,955,399
May 1 - May 31	—	$—	—	1,955,399
June 1 - June 30	27,058	$44.94	27,058	1,928,341
Total	46,399	$42.79	46,399	1,928,341

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: July 31, 2018	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2018	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE SECOND QUARTER ENDED JUNE 30, 2018

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 3, 2007)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended December 16, 2016 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on December 21, 2016)
10.1	Form of Employment Security Agreement between the Company and Dr. Paul N. Chhabra* (filed herewith)
10.2	Amendment No. 2 to Third Amended and Restated Note Purchase and Private Shelf Agreement (filed herewith)
10.3	Second Amendment to Note Purchase and Private Shelf Agreement (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Management Contract, Compensatory Plan or Arrangement