Form 10-Q
period 2018-09-30
FRANKLIN ELECTRIC CO INC
filed 2018-11-02
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	October 31, 2018
$0.10	46,746,108 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net sales	$341,866	$311,113	$981,466	$836,714
Cost of sales	228,900	207,271	653,442	554,303
Gross profit	112,966	103,842	328,024	282,411
Selling, general, and administrative expenses	72,483	70,850	223,723	196,077
Restructuring expense	346	1,009	990	1,575
Operating income	40,137	31,983	103,311	84,759
Interest (expense)	(2,443)	(2,297)	(7,477)	(8,055)
Other income/(expense), net	(422)	438	(581)	6,616
Foreign exchange income/(expense)	(1,601)	193	(3,151)	296
Income before income taxes	35,671	30,317	92,102	83,616
Income tax expense	5,739	5,769	10,916	12,890
Net income	$29,932	$24,548	$81,186	$70,726
Less: Net (income)/loss attributable to noncontrolling interests	74	(78)	491	(617)
Net income attributable to Franklin Electric Co., Inc.	$30,006	$24,470	$81,677	$70,109
Income per share:
Basic	$0.64	$0.52	$1.74	$1.50
Diluted	$0.63	$0.52	$1.72	$1.48
Dividends per common share	$0.1200	$0.1075	$0.3475	$0.3150

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net income	$29,932	$24,548	$81,186	$70,726
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(10,738)	6,372	(36,479)	20,876
Employee benefit plan activity	774	829	2,326	2,319
Other comprehensive income/(loss)	(9,964)	7,201	(34,153)	23,195
Income tax expense related to items of other comprehensive income	(176)	(281)	(529)	(785)
Other comprehensive income/(loss), net of tax	(10,140)	6,920	(34,682)	22,410
Comprehensive income	19,792	31,468	46,504	93,136
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(18)	96	(394)	(57)
Comprehensive income attributable to Franklin Electric Co., Inc.	$19,810	$31,372	$46,898	$93,193

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$41,173	$67,233
Receivables, less allowances of $4,483 and $4,430, respectively	193,429	171,007
Inventories:
Raw material	108,091	109,590
Work-in-process	19,745	16,742
Finished goods	195,379	185,993
Total inventories	323,215	312,325
Other current assets	31,948	38,566
Total current assets	589,765	589,131

Property, plant, and equipment, at cost:
Land and buildings	143,578	142,088
Machinery and equipment	266,700	268,373
Furniture and fixtures	48,525	52,916
Other	25,203	22,810
Property, plant, and equipment, gross	484,006	486,187
Less: Allowance for depreciation	(277,849)	(270,493)
Property, plant, and equipment, net	206,157	215,694
Deferred income taxes	8,696	8,929
Intangible assets, net	134,742	131,471
Goodwill	249,653	236,810
Other assets	3,138	3,318
Total assets	$1,192,151	$1,185,353

	September 30, 2018	December 31, 2017

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$75,348	$79,348
Accrued expenses and other current liabilities	61,698	63,887
Income taxes	5,869	2,213
Current maturities of long-term debt and short-term borrowings	122,846	100,453
Total current liabilities	265,761	245,901
Long-term debt	94,229	125,596
Income taxes payable non-current	10,365	17,391
Deferred income taxes	29,601	30,913
Employee benefit plans	36,361	42,178
Other long-term liabilities	18,873	19,251

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	616	1,502

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,817 and 46,630, respectively)	4,682	4,663
Additional capital	255,462	240,136
Retained earnings	658,232	604,905
Accumulated other comprehensive loss	(183,826)	(149,047)
Total shareholders' equity	734,550	700,657
Noncontrolling interest	1,795	1,964
Total equity	736,345	702,621
Total liabilities and equity	$1,192,151	$1,185,353

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017

Cash flows from operating activities:
Net income	$81,186	$70,726
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28,987	28,418
Share-based compensation	6,627	6,043
Deferred income taxes	(4,755)	(2,377)
Loss on disposals of plant and equipment	370	229
Gain on equity investment	—	(5,165)
Foreign exchange (income)/expense	3,151	(296)
Changes in assets and liabilities, net of acquisitions:
Receivables	(30,853)	8,449
Inventory	(15,571)	(35,758)
Accounts payable and accrued expenses	(6,094)	(17,942)
Income taxes	2,000	(4,895)
Income taxes-U.S. Tax Cuts and Jobs Act	(7,026)	—
Employee benefit plans	(2,945)	(2,699)
Other, net	5,341	(4,369)
Net cash flows from operating activities	60,418	40,364
Cash flows from investing activities:
Additions to property, plant, and equipment	(15,108)	(22,517)
Proceeds from sale of property, plant, and equipment	432	207
Cash paid for acquisitions, net of cash acquired	(42,085)	(51,783)
Other, net	388	149
Net cash flows from investing activities	(56,373)	(73,944)
Cash flows from financing activities:
Proceeds from issuance of debt	199,874	176,024
Repayment of debt	(208,077)	(170,430)
Proceeds from issuance of common stock	8,747	3,770
Purchases of common stock	(12,080)	(3,263)
Dividends paid	(16,960)	(15,245)
Purchase of redeemable noncontrolling shares	—	(5,047)
Net cash flows from financing activities	(28,496)	(14,191)
Effect of exchange rate changes on cash	(1,609)	3,569
Net change in cash and equivalents	(26,060)	(44,202)
Cash and equivalents at beginning of period	67,233	104,331
Cash and equivalents at end of period	$41,173	$60,129

	Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017

Cash paid for income taxes, net of refunds	$20,821	$21,547
Cash paid for interest	$7,842	$7,138

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$124	$427
Payable to seller of Industrias Rotor Pump S.A.	$3,181	$—

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2018, and for the third quarters and nine months ended September 30, 2018 and September 30, 2017 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the third quarter and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present only the service cost component of net periodic benefit cost as an operating expense (consistent with the presentation of other employee compensation costs). The other components of net periodic benefit cost are to be presented as a non-operating expense. The Company adopted ASU 2017-07 during the first quarter ended March 31, 2018. The prior year non-service cost component of net periodic benefit costs as of September 30, 2017 was approximately $0.2 million and is not considered significant. The Company has included current year non-service costs as non-operating expense. The adoption of this pronouncement did not have a material impact to the Company’s condensed consolidated financial position, results of operations, or cash flows.
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
Disaggregation of Revenue
The adoption of this ASU requires the Company to disaggregate revenue into categories to depict how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. As evidenced in Footnote 13 Segment and Geographic Information, the Company’s business consists of the Water, Fueling, Distribution, and Other segments. The Other segment includes unallocated corporate expenses and intersegment eliminations. A reconciliation of disaggregated revenue to segment revenue as well as Water Segment revenue by geographical regions is provided in Footnote 13, consistent with how the Company evaluates financial performance.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases found in Accounting Standards Codification (“ASC”) Topic 840. This ASU requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-10 clarifies certain aspects of Topic 842, including the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other things. ASU 2018-11 allows entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, ASU 2018-11 allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The guidance is to be applied using either the transition method prescribed in ASU 2018-11 or a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. All Topic 842 updates are effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The Company has begun the evaluation process for the adoption of the ASU, and anticipates that the majority of the Company’s outstanding operating leases would be recognized as right-of-use assets and lease liabilities upon adoption, resulting in a significant impact to the Company’s consolidated balance sheets. The Company is implementing a lease accounting software package for lease administration and compliance reporting and is in the process of entering its lease data into this package. The impact of this ASU is non-cash in nature and will not affect the Company’s cash position. The impact to the Company’s results of operations is still being evaluated.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments remove disclosures that no longer are considered cost beneficial, including the estimated amounts in accumulated other comprehensive income expected to be recognized as components of net periodic expense over the next fiscal year. The amendments clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant, including the reasons for significant gains and losses related to change in the benefit obligation for the period. The ASU should be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2020. The Company is still determining the date of adoption for this ASU but does not anticipate the adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In August 2018, the FASB issued ASU 2018-15, Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license). The ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The Company is still determining the date of adoption for this ASU but does not anticipate the adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

3. ACQUISITIONS
During the third quarter ended September 30, 2018, the Company acquired, in separate transactions, substantially all of the assets of the Stationary Power Division (“SPD”) of Midtronics, Inc., and 100 percent of the ownership interest in Industrias Rotor Pump S.A. (“Industrias Rotor Pump”), located in the United States and Argentina, respectively. Neither of the acquisitions were material individually or in the aggregate, and the combined preliminary purchase price was approximately $36 million. The operating results of the two businesses from their respective dates of acquisition through September 30, 2018 were not material to the Company as a whole. SPD offers a variety of products to users in the electrical substation monitoring, data center and mobile telecommunications markets. Annual net sales for SPD are estimated to be less than one percent of consolidated net sales and the fair value of the acquired assets are estimated to be less than one percent of consolidated total assets. Industrias Rotor Pump is the leading provider of water pumping equipment in Argentina. Annual net sales of Industrias Rotor Pump are estimated to be less than one percent of consolidated net sales and the fair value of the acquired assets are estimated to be less than three percent of consolidated total assets.

The preliminary identifiable intangible assets recognized in the separate transactions were $15.2 million, and consist primarily of customer relationships, which will be amortized utilizing the straight-line method over 15 - 20 years.
The preliminary goodwill of $15.3 million resulting from the separate acquisitions consists primarily of the benefits of complimentary product offerings and expanded geographical presence. Goodwill was recorded in the Fueling and Water segments (see Note 6), and only a portion ($4.1 million) is expected to be deductible for tax purposes.
The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interests since the beginning of 2018, as the results of operations for these acquisitions are immaterial.

Prior to the acquisition of the Argentina entity the economy in Argentina was classified as highly inflationary. Beginning from the date of acquisition, the Company will apply the requisite accounting for highly inflationary economies, and the functional currency of the entity will be the U.S. dollar. Monetary assets and liabilities will be remeasured into U.S. dollars using exchange rates as of the latest balance sheet date while non-monetary assets and liabilities will be remeasured using historical exchange rates. Remeasurement adjustments will be included in foreign exchange gain / (loss) on the consolidated statements of income.
During the first quarter ended March 31, 2018, the Company acquired 100 percent of the ownership interests of Lansing, Michigan-based Valley Farms Supply, Inc. ("Valley Farms"), for a purchase price of approximately $9.2 million. Valley Farms is a professional groundwater distributor operating four locations in the State of Michigan and one in the State of Indiana. Valley Farms was acquired to serve customers in this region of the United States as part of the Company’s Distribution Segment, which is a collection of professional groundwater equipment distributors. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2018, as the results of operations for this acquisition is immaterial.
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

The following unaudited proforma financial information for the third quarters and nine months ended September 30, 2018 and September 30, 2017 gives effect to the Headwater acquisitions by the Company as if the acquisitions had occurred as of January 1, 2017. These unaudited proforma condensed consolidated financial statements are prepared for informational purposes only and are not necessarily indicative of actual results or financial position that would have been achieved had the acquisitions been consummated on the dates indicated and are not necessarily indicative of future operating results or financial position of the consolidated companies. The unaudited proforma condensed consolidated financial statements do not give effect to any cost savings or incremental costs that may result from the integration of the Headwater acquisitions with the Company.

FRANKLIN ELECTRIC CO., INC.
PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Third Quarter Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue:
As reported	$341.9	$311.1	$981.5	$836.7
Proforma	341.9	311.1	981.5	896.6
Net income Attributable to Franklin Electric Co., Inc.:
As reported	$30.0	$24.5	$81.7	$70.1
Proforma	30.0	24.5	81.7	71.3
Basic earnings per share:
As reported	$0.64	$0.52	$1.74	$1.50
Proforma	0.64	0.52	1.74	1.52
Diluted earnings per share:
As reported	$0.63	$0.52	$1.72	$1.48
Proforma	0.63	0.52	1.72	1.51

Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations. There were $0.1 million and $0.3 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the third quarter and nine months ended September 30, 2018, respectively. There were zero and $0.3 million of transactions costs incurred in the third quarter and nine months ended September 30, 2017, respectively.
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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of September 30, 2018 and December 31, 2017, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4.8	$4.8	$—	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.0	$3.0	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $216.9 million and $226.0 million and estimated fair values of $217 million and $230 million as of September 30, 2018 and December 31, 2017, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of September 30, 2018, the swap had a notional value based on 235,000 shares. For the third quarter and nine months ended September 30, 2018, the swap resulted in gains of $0.4 million and of $0.1 million, respectively. For the third quarter and nine months ended September 30, 2017, the swap resulted in gains of $0.7 million and $1.1 million, respectively. Gains and losses resulting from the the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Patents	$7.5	$(6.8)	$7.5	$(6.7)
Technology	7.5	(6.3)	7.5	(5.8)
Customer relationships	148.4	(61.4)	138.9	(57.6)
Other	2.8	(2.5)	2.9	(2.4)
Total	$166.2	$(77.0)	$156.8	$(72.5)
Unamortizing intangibles:
Trade names	45.5	—	47.2	—
Total intangibles	$211.7	$(77.0)	$204.0	$(72.5)

Amortization expense related to intangible assets for the third quarters ended September 30, 2018 and September 30, 2017 was $2.2 million and $2.1 million, and for the nine months ended September 30, 2018 and September 30, 2017, $6.6 million and $6.4 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2018	2019	2020	2021	2022
	$8.8	$9.0	$8.9	$8.5	$8.3

The change in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2018, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2017	$139.3	$63.6	$33.9	$236.8
Acquisitions	11.2	4.1	1.8	17.1
Foreign currency translation	(4.0)	(0.2)	—	(4.2)
Balance as of September 30, 2018	$146.5	$67.5	$35.7	$249.7

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of September 30, 2018, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2017 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the third quarters and nine months ended September 30, 2018 and September 30, 2017:

(In millions)	Pension Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service cost	$0.2	$0.2	$0.6	$0.5
Interest cost	1.4	1.4	4.1	4.3
Expected return on assets	(2.1)	(2.2)	(6.4)	(6.7)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	0.7	0.7	2.2	2.0
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.2	$0.1	$0.5	$0.1

In the nine months ended September 30, 2018, the Company made contributions of $2.1 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2018 was finalized by September 15, 2018, based upon the funding level requirements identified and year-end valuation performed at December 31, 2017.

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the third quarters and nine months ended September 30, 2018 and September 30, 2017.

(In millions)	Other Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service cost	$—	$—	$—	$—
Interest cost	0.1	—	0.3	0.2
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	0.1	—	0.3
Actuarial loss	—	—	0.1	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.1	$0.1	$0.4	$0.5

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

8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2018 was 11.9 percent as compared to 15.4 percent for the nine months ended September 30, 2017. The effective tax rate is lower than the U.S. statutory rate of 21 percent primarily due to the recognition of the foreign-derived intangible income (FDII) provisions in the U.S. Tax Cuts and Jobs Act (Tax Act) and certain discrete events. For the third quarter of 2018 the effective tax rate was 16.1 percent as compared to 19.0 percent for the third quarter of 2017.

The decrease in the effective tax rate for the nine months ended September 30, 2018, compared with the same period in 2017, was primarily affected by the Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The Company also reflected an estimated tax benefit of $3 million associated with the FDII provisions of the Tax Act that were effective for the first time during 2018. In addition, during the three months ended March 31, 2018, the Company released a valuation allowance of $5.4 million related to state NOLs and incentives as it is no longer in a three-year cumulative loss position for certain state income tax purposes.

During the nine months ended September 30, 2018, the Company paid $1.6 million related to the one time transition tax liability imposed by the Tax Act, and in accordance with the IRS regulations has applied an estimated $5.8 million of 2017 overpayments against this tax.

The Company’s accounting for certain aspects of the Tax Act remains provisional. As noted at year-end 2017, the Company was able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and the remeasurement of deferred taxes. The Company made additional measurement period adjustments related to these items during the third quarter. The Company recorded additional expense of $0.4 million related to the deemed repatriation transition tax on the domestic federal return as a result of revised earnings and profits and aggregate cash computations that were calculated during the reporting period, additional expense of $0.2 million for the deemed repatriation transition tax on domestic state tax returns as a result of recent state tax legislation passed during the reporting period, and a benefit of $0.4 million related to the remeasurement of deferred taxes resulting from domestic federal return to provision true ups that were calculated during the reporting period. However, the Company is continuing to gather additional information from foreign subsidiaries and tax authorities to complete our accounting for the tax effects of the Tax Act. The accounting will be completed in 2018.

9. DEBT
Debt consisted of the following:

(In millions)	September 30, 2018	December 31, 2017
Prudential Agreement	$30.0	$60.0
Tax increment financing debt	19.7	20.8
New York Life Agreement	75.0	75.0
Credit Agreement	89.1	67.0
Capital leases	0.1	0.1
Foreign subsidiary debt	3.4	3.5
Less: unamortized debt issuance costs	(0.3)	(0.3)
	$217.0	$226.1
Less: current maturities	(122.8)	(100.5)
Long-term debt	$94.2	$125.6

Debt outstanding, excluding unamortized debt issuance costs, at September 30, 2018 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$217.2	$122.8	$1.2	$1.2	$1.3	$1.3	$89.4
Capital leases	0.1	—	0.1	—	—	—	—
	$217.3	$122.8	$1.3	$1.2	$1.3	$1.3	$89.4

Prudential Agreement
The Company maintains the Third Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with an initial borrowing capacity of $250.0 million. The Prudential Agreement bears a coupon of 5.79 percent with a final maturity in 2019.  Principal installments of $30.0 million are payable annually, including the date of maturity of April 30, 2019, with any unpaid balance due at that time. There is no additional borrowing capacity resulting from principal payments made by the Company. As of September 30, 2018, the Company has $150.0 million borrowing capacity available under the Prudential Agreement.

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

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"), with a maximum aggregate borrowing capacity of $200.0 million. On September 26, 2018, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of September 30, 2018, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of September 30, 2018, the Company had $89.1 million in outstanding borrowings which were primarily used for acquisition and working capital needs, $5.6 million in letters of credit outstanding, and $205.3 million of available capacity under the Credit Agreement.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of September 30, 2018.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$30.0	$24.5	$81.7	$70.1
Less: Earnings allocated to participating securities	0.2	0.2	0.6	0.5
Net income available to common shareholders	$29.8	$24.3	$81.1	$69.6
Denominator:
Basic weighted average common shares outstanding	46.7	46.5	46.7	46.5
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.5	0.5	0.5	0.5
Diluted weighted average common shares outstanding	47.2	47.0	47.2	47.0
Basic earnings per share	$0.64	$0.52	$1.74	$1.50
Diluted earnings per share	$0.63	$0.52	$1.72	$1.48

There were 0.2 million and 0.4 million stock options outstanding for the third quarters ended September 30, 2018 and September 30, 2017, and 0.2 million and 0.3 million stock options outstanding for the nine months ended September 30, 2018 and September 30, 2017, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

11. EQUITY ROLL FORWARD
The schedule below sets forth equity changes in the nine months ended September 30, 2018:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2017	$4,663	$240,136	$604,905	$(49,364)	$(99,683)	$1,964	$702,621	$1,502
Net income			81,677			527	82,204	(1,018)
Dividends on common stock			(16,299)				(16,299)
Common stock issued	38	8,709					8,747
Common stock repurchased	(29)		(12,051)				(12,080)
Share-based compensation	10	6,617					6,627
Noncontrolling dividend						(661)	(661)
Currency translation adjustment					(36,576)	(35)	(36,611)	132
Pension liability, net of tax				1,797			1,797
Balance as of September 30, 2018	$4,682	$255,462	$658,232	$(47,567)	$(136,259)	$1,795	$736,345	$616

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the nine months ended September 30, 2018 and September 30, 2017, are summarized below:

(In millions)
For the nine months ended September 30, 2018:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance as of December 31, 2017	$(99.7)	$(49.3)	$(149.0)

Other comprehensive income/(loss) before reclassifications	(36.6)	—	(36.6)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.8	1.8
Net other comprehensive income/(loss)	(36.6)	1.8	(34.8)

Balance as of September 30, 2018	$(136.3)	$(47.5)	$(183.8)

For the nine months ended September 30, 2017
Balance as of December 31, 2016	$(118.4)	$(51.5)	$(169.9)

Other comprehensive income/(loss) before reclassifications	21.6	—	21.6
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.5	1.5
Net other comprehensive income/(loss)	21.6	1.5	23.1

Balance as of September 30, 2017	$(96.8)	$(50.0)	$(146.8)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.5 million and $0.8 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

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

Financial information by reportable business segment is included in the following summary:

	Third Quarter Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	Net sales
Water Systems
External sales
United States & Canada	$92.6	$80.0	$267.2	$239.1
Latin America	31.2	32.6	89.3	96.6
Europe, Middle East & Africa	44.0	46.9	141.8	133.4
Asia Pacific	17.3	19.4	57.2	62.6
Intersegment sales
United States & Canada	13.2	17.1	45.0	30.2
Total sales	198.3	196.0	600.5	561.9
Distribution
External sales
United States & Canada	78.0	68.1	213.7	127.2
Intersegment sales	—	—	—	—
Total sales	78.0	68.1	213.7	127.2
Fueling Systems
External sales
United States & Canada	44.7	40.9	116.0	106.5
All other	34.1	23.2	96.3	71.3
Intersegment sales	—	—	—	—
Total sales	78.8	64.1	212.3	177.8

Intersegment Eliminations/Other	(13.2)	(17.1)	(45.0)	(30.2)
Consolidated	$341.9	$311.1	$981.5	$836.7

	Third Quarter Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	Operating income/(loss)
Water Systems	$28.4	$28.3	$85.9	$82.5
Distribution	3.1	2.0	6.3	5.7
Fueling Systems	20.9	17.1	53.4	43.0
Intersegment Eliminations/Other	(12.3)	(15.4)	(42.3)	(46.4)
Consolidated	$40.1	$32.0	$103.3	$84.8

	September 30, 2018	December 31, 2017
	Total assets
Water Systems	$678.4	$695.4
Distribution	175.1	153.1
Fueling Systems	283.1	265.7
Other	55.6	71.2
Consolidated	$1,192.2	$1,185.4

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

At September 30, 2018, the Company had $4.1 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the nine months ended September 30, 2018, are as follows:

(In millions)
Balance as of December 31, 2017	$9.5
Accruals related to product warranties	6.7
Additions related to acquisitions	0.1
Reductions for payments made	(7.7)
Balance as of September 30, 2018	$8.6

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the nine months ended September 30, 2018 and September 30, 2017 are as follows:

	September 30, 2018	September 30, 2017
Risk-free interest rate	2.69%	1.89%
Dividend yield	1.05%	0.94%
Volatility factor	28.71%	31.19%
Expected term	5.6 years	5.5 years

A summary of the Company’s outstanding stock option activity and related information for the nine months ended September 30, 2018 is as follows:

(Shares in thousands)	September 30, 2018
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,388	$28.79
Granted	251	40.26
Exercised	(380)	23.00
Forfeited	(5)	37.63
Outstanding at end of period	1,254	$32.80
Expected to vest after applying forfeiture rate	1,231	$32.68
Vested and exercisable at end of period	715	$28.76

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of September 30, 2018 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	6.27 years	$18,111
Expected to vest after applying forfeiture rate	6.22 years	$17,925
Vested and exercisable at end of period	4.58 years	$13,211

The total intrinsic value of options exercised during the nine months ended September 30, 2018 and September 30, 2017 was $9.4 million and $4.8 million, respectively.

As of September 30, 2018, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.62 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the nine months ended September 30, 2018 is as follows:

(Shares in thousands)	September 30, 2018
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	463	$36.71
Awarded	164	40.48
Vested	(87)	40.77
Forfeited	(35)	36.62
Non-vested at end of period	505	$37.24

As of September 30, 2018, there was $10.7 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.32 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2018 vs. Third Quarter 2017

OVERVIEW
Sales in the third quarter of 2018 increased from the third quarter last year.  The sales increase was led by acquisition related sales, as well as all segments had sales increases from volume and price. The impact on sales due to foreign currency translation was a reduction of about 4 percent. The Company's consolidated gross profit was $113.0 million for the third quarter of 2018, an increase of $9.2 million or about 9 percent from the prior year’s third quarter. Earnings per share in the third quarter of 2018 were up to the same period last year by about 21 percent.

RESULTS OF OPERATIONS

Net Sales
Net sales in the third quarter of 2018 were $341.9 million, an increase of $30.8 million or about 10 percent compared to 2017 third quarter sales of $311.1 million.  Acquisition related sales were $13.4 million. Sales revenue decreased by $11.2 million or about 4 percent in the third quarter of 2018 due to foreign currency translation.

	Net Sales
(In millions)	Q3 2018	Q3 2017	2018 v 2017
Water Systems	$198.3	$196.0	$2.3
Fueling Systems	78.8	64.1	14.7
Distribution	78.0	68.1	9.9
Eliminations/Other	(13.2)	(17.1)	3.9
Consolidated	$341.9	$311.1	$30.8

Net Sales-Water Systems
Water Systems sales were $198.3 million in the third quarter 2018, an increase of $2.3 million or about 1 percent versus the third quarter 2017 sales of $196.0 million. In the third quarter of 2018, sales from businesses acquired since the third quarter of 2017 were $3.9 million. Water Systems sales were reduced by $10.6 million or about 5 percent in the quarter due to foreign currency translation. Water Systems sales, excluding acquisitions and the impact of foreign currency translation, were up about 5 percent compared to the third quarter 2017.

Water Systems sales in the U.S. and Canada increased by about 9 percent compared to the third quarter 2017. The impact of foreign currency translation decreased sales by about 1 percent. Sales of Pioneer branded dewatering equipment increased by over 70 percent in the third quarter when compared to the prior year due to continued strength in North American oil and gas markets and diversification of product sales channels and geographies. Sales of other surface pumping equipment increased by about 6 percent primarily due to stronger HVAC and wastewater product sales, versus the third quarter 2017. Sales of groundwater pumping equipment decreased by about 5 percent on lower residential and agricultural system sales, versus the third quarter 2017.

Water Systems sales in markets outside the U.S. and Canada declined by 6 percent overall. The impact of foreign currency translation decreased sales by about 10 percent. International Water Systems local currency sales improved in Europe, the Middle East, and Africa, but were offset by lower sales in Asia Pacific and Brazil when compared to the third quarter 2017. Combined, sales in Asia Pacific and Brazil declined by about 9 percent excluding acquisitions and the impact of foreign currency translation. In Asia Pacific, the Company’s sales decline was nearly all related to lower sales activity in Thailand where sales were adversely impacted by reductions in government funding for water related projects. In Brazil, the Company’s sales decreased due to an overall slowdown of the economic environment.
Net Sales-Fueling Systems
Fueling Systems sales were $78.8 million in the third quarter 2018, an increase of $14.7 million or about 23 percent versus the third quarter 2017 sales of $64.1 million. In the third quarter of 2018, sales from businesses acquired since the third quarter of 2017 were $1.3 million. Fueling Systems sales decreased by $0.6 million or about 1 percent in the quarter due to foreign currency translation. Fueling Systems organic sales increased about 22 percent compared to the third quarter of 2017.

Fueling Systems sales in the U.S. and Canada increased by about 9 percent compared to the third quarter 2017. The increase was principally in the fuel management, piping and containment systems product lines. Outside the U.S. and Canada, Fueling Systems revenues grew by about 47 percent, led by stronger sales in China, India and Latin America. Sales in China were $14.9 million in the third quarter of 2018 compared to third quarter of 2017 sales in China of $6.5 million.

Net Sales-Distribution
Distribution sales were $78.0 million in the third quarter 2018, versus third quarter 2017 sales of $68.1 million. In the third quarter of 2018, sales from businesses acquired since the third quarter of 2017 were $8.2 million. The Distribution segment organic sales increased about 2 percent compared to the third quarter of 2017.

Cost of Sales
Cost of sales as a percent of net sales for the third quarter of 2018 and 2017 was 67.0 percent and 66.6 percent, respectively. Correspondingly, the gross profit margin as a percent of net sales was 33.0 percent in the third quarter of 2018 compared to 33.4 percent in the third quarter of 2017. The Company's consolidated gross profit was $113.0 million for the third quarter of 2018, an increase of $9.2 million from the gross profit of $103.8 million in the third quarter of 2017. The gross profit increase was primarily due to higher sales. In the third quarter, management believes raw material inflation slightly exceeded achieved sales price increases but that on a year to date basis, through September, raw material inflation has been offset with achieved sales price increases.
Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $72.5 million in the third quarter of 2018 compared to $70.9 million in the third quarter of the prior year. The increase in SG&A expenses from acquired businesses was $2.9 million. Excluding the acquired entities, the Company’s SG&A expenses in the third quarter of 2018 were $69.6 million, a decrease of about 2 percent from the third quarter 2017, due primarily to the effect of foreign currency translations in the third quarter of 2018 versus the prior year.
Restructuring Expenses
Restructuring expenses for the third quarter of 2018 were $0.3 million, primarily in the Distribution segment and related to miscellaneous branch closings and consolidation. Restructuring expenses for the third quarter of 2017 were $1.0 million, all in the Water segment and primarily from manufacturing realignment activities in Brazil.

Operating Income
Operating income was $40.1 million in the third quarter of 2018, up $8.1 million or 25 percent from $32.0 million in the third quarter of 2017.

	Operating income (loss)
(In millions)	Q3 2018	Q3 2017	2018 v 2017
Water Systems	$28.4	$28.3	$0.1
Fueling Systems	20.9	17.1	3.8
Distribution	3.1	2.0	1.1
Eliminations/Other	(12.3)	(15.4)	3.1
Consolidated	$40.1	$32.0	$8.1

Operating Income-Water Systems
Water Systems operating income was $28.4 million in the third quarter 2018, flat compared to the $28.3 million in the third quarter 2017. Operating income margin was 14.3 percent compared to the 14.4 percent in the third quarter 2017. Operating income growth in the U.S. and Canada was offset by declines in international regions, in part due to weakening foreign currencies versus the U.S. dollar.
Operating Income-Fueling Systems
Fueling Systems operating income was $20.9 million in the third quarter of 2018, up $3.8 million or about 22 percent compared to $17.1 million in the third quarter of 2017. The increase in operating income was primarily due to higher sales. The third quarter of 2018 operating income margin was 26.5 percent versus the 26.7 percent of net sales in the third quarter of 2017.

Operating Income-Distribution
Distribution operating income was $3.1 million in the third quarter of 2018 and the third quarter operating income margin was 4.0 percent. Distribution operating income was $2.0 million in the third quarter of 2017 and the third quarter operating income margin was 2.9 percent.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses.  The inter-segment profit elimination impact in the third quarter of 2018 was about $1.0 million of income. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until the transferred product is sold from the Distribution segment to its customer. In the third quarter of 2018 the Distribution segment lowered inventory levels of Water Systems products. Unallocated general and administrative expenses were higher by $0.3 million or about 2 percent.

Interest Expense
Interest expense for the third quarter of 2018 and 2017 was $2.4 million and $2.3 million, respectively.

Other Income or Expense
Other income or expense was a loss of $0.4 million and a gain of $0.4 million in the third quarter of 2018 and 2017, respectively. Included in other income in the third quarter of 2018 and 2017 was interest income of $0.1 million and $0.2 million, respectively, primarily derived from the investment of cash balances in short-term securities. Also included in other income in the third quarter of 2018 was a loss of $0.3 million related to the write-off of a tax indemnification asset. Other income in the third quarter of 2017 included a gain of $0.4 million on the previously held equity investments in three Distribution entities.

Foreign Exchange
Foreign currency-based transactions produced a loss for the third quarter of 2018 of $1.6 million, primarily due to changes in the Turkish Lira, South African Rand and Brazilian Real relative to the U.S. dollar. Foreign currency-based transactions produced a gain for the third quarter of 2017 of $0.2 million, due to movements in several currencies relative to the U.S. dollar, none of which individually were significant.

Income Taxes
The provision for income taxes in the third quarter of 2018 and 2017 was $5.7 million and $5.8 million, respectively. The effective tax rate for the third quarter of 2018 was about 16 percent and, before the impact of discrete events, was about 20 percent. Discrete events in the third quarter included excess tax benefits on stock-based compensation and the statute expiration of uncertain tax positions. The effective tax rate for the third quarter of 2017 was about 19 percent; however, before the impact of discrete events, the tax rate was about 23 percent. Discrete events in the third quarter 2017 included excess tax benefits on stock-based compensation. The tax rate as a percentage of pre-tax earnings for the full year of 2018 is projected to be about 20 percent, compared to the full year 2017 tax rate of about 25 percent, both before adjustments for discrete tax events. The decrease in the effective tax rate was primarily affected by the Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The Company has estimated a tax benefit for the full year 2018 of about $3 million associated with the FDII provisions of the Tax Act that were effective for the first time during 2018.
Net Income
Net income for the third quarter of 2018 was $29.9 million compared to the prior year third quarter net income of $24.5 million.  Net income attributable to Franklin Electric Co., Inc. for the third quarter of 2018 was $30.0 million, or $0.63 per diluted share, compared to the prior year third quarter net income attributable to Franklin Electric Co., Inc. of $24.5 million or $0.52 per diluted share.

First Nine Months of 2018 vs. First Nine Months of 2017

OVERVIEW
Sales in the first nine months of 2018 were up from the same period last year.  The sales increase was led by acquisition related sales, as well as volume and price increases from all segments. The impact of foreign currency translation decreased sales by less than 1 percent. The Company's consolidated gross profit was $328.0 million for the first nine months of 2018, an increase of $45.6 million or about 16 percent from the first nine months of 2017. Earnings in the first nine months of 2018 were up from the same period last year.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first nine months of 2018 were $981.5 million, an increase of $144.8 million or about 17 percent compared to 2017 first nine months sales of $836.7 million.  The incremental impact of sales from acquired businesses was $86.2 million or 10 percent.  Sales revenue decreased by $2.3 million or less than 1 percent in the first nine months of 2018 due to foreign currency translation.

	Net Sales
(In millions)	YTD September 30, 2018	YTD September 30, 2017	2018 v 2017
Water Systems	$600.5	$561.9	$38.6
Fueling Systems	212.3	177.8	34.5
Distribution	213.7	127.2	86.5
Eliminations/Other	(45.0)	(30.2)	(14.8)
Consolidated	$981.5	$836.7	$144.8

Net Sales-Water Systems
Water Systems sales were $600.5 million in the first nine months 2018, an increase of $38.6 million or about 7 percent versus the first nine months of 2017. The incremental impact of sales from acquired businesses was $3.9 million. Foreign currency translation changes decreased sales $5.9 million, or about 1 percent, compared to sales in the first nine months of 2017. The Water Systems organic sales change in the first nine months of 2018 was an increase of $40.6 million or about 7 percent.

Water Systems sales in the U.S. and Canada increased by about 16 percent compared to the first nine months of 2017. Sales revenue increased by $1.1 million or less than 1 percent in the first nine months of 2018 due to foreign currency translation. In the first nine months of 2018, sales of Pioneer branded dewatering equipment increased by about 90 percent when compared to the prior year due to strength in North American oil and gas markets and continued diversification of product sales channels and geographies. Sales of groundwater pumping equipment increased by about 10 percent on stronger residential and agricultural system sales primarily to the Headwater companies, versus the first nine months of 2017. Sales of other surface pumping equipment increased by about 5 percent in part due to wet weather conditions in the upper Midwest and Canada.
Water Systems sales in markets outside the U.S. and Canada decreased by about 1 percent compared to the first nine months of 2017. Sales revenue decreased by $7.0 million or about 2 percent in the first nine months of 2018 due to foreign currency translation. International Water Systems local currency sales improved in Europe, the Middle East and Africa by about 6 percent, but were more than offset by lower sales volumes in Asia Pacific and Brazil in the first nine months of 2018 compared to last year. Combined, sales in Latin America and Asia Pacific declined by about 8 percent. In Latin America, the sales decline was primarily in Brazil. The sales decline in Brazil was due to an overall slowdown of the economic environment and from the impact of a trucking strike that hurt the Company’s ability to deliver product to its customers. In Asia Pacific, the Company’s sales in Korea declined due to an overall slowdown of the economic environment; and in Thailand, sales were adversely impacted by declines in government funding for water related projects and by weather.

Net Sales-Fueling Systems
Fueling Systems sales were $212.3 million in the first nine months of 2018, an increase of $34.5 million or about 19 percent from the first nine months of 2017. The incremental impact of sales from acquired businesses was $1.3 million. Foreign currency translation changes increased sales $3.6 million or about 2 percent compared to sales in the first nine months of 2017. The Fueling Systems organic sales change in the first nine months of 2018 was an increase of $29.6 million or about 17 percent.

Fueling Systems sales in the U.S. and Canada grew by about 9 percent during the first nine months with most of the sales growth coming from fuel management systems and piping. Internationally, Fueling Systems revenues grew by about 35 percent led by stronger sales in China and Europe, partially offset by lower sales in India. China sales were about $36 million in the first nine months of 2018 compared to the first nine months of 2017 Fueling Systems China sales of about $15 million.

Net Sales-Distribution
Distribution sales were $213.7 million in the first nine months of 2018, versus the first nine months of 2017 sales of $127.2 million. The incremental impact of sales from acquired businesses was $81.0 million. Distribution segment organic sales increased about 4 percent compared to the first nine months of 2017.

Cost of Sales
Cost of sales as a percent of net sales for the first nine months of 2018 and 2017 was 66.6 percent and 66.2 percent, respectively. Correspondingly, the gross profit margin was 33.4 percent and 33.8 percent, respectively. The Company's consolidated gross profit was $328.0 million for the first nine months of 2018, up $45.6 million from the gross profit of $282.4 million in the first nine months of 2017. The gross profit increase was primarily due to higher sales. For the remainder of the year, management expects there to be about 250 to 300 basis points of selling price increases, in part from announced pricing actions, and that these price increases will offset projected inflation, including tariffs.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $223.7 million in the first nine months of 2018 and increased by $27.6 million compared to $196.1 million the first nine months of last year. The increase in SG&A expenses from acquired businesses were $23.9 million. Excluding the acquired entities, the Company’s SG&A expenses in the first nine months of 2018 increased by $3.7 million or about 2 percent.

Restructuring Expenses
Restructuring expenses for the first nine months of 2018 were $1.0 million. Restructuring expenses were $0.5 million in the Water segment, $0.2 million in the Fueling segment and $0.3 million in the Distribution segment. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities and branch closings and consolidations in the distribution segment. Restructuring expenses for the first nine months of 2017 were $1.6 million all in the Water segment. Restructuring expenses were primarily related to the Brazilian manufacturing realignments. Restructuring expenses were primarily severance expenses, equipment relocations and other miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $103.3 million in the first nine months of 2018, up $18.5 million or 22 percent from $84.8 million in the first nine months of 2017.

	Operating income (loss)
(In millions)	YTD September 30, 2018	YTD September 30, 2017	2018 v 2017
Water Systems	$85.9	$82.5	$3.4
Fueling Systems	53.4	43.0	10.4
Distribution	6.3	5.7	0.6
Eliminations/Other	(42.3)	(46.4)	4.1
Consolidated	$103.3	$84.8	$18.5

Operating Income-Water Systems
Water Systems operating income was $85.9 million in the first nine months of 2018 compared to $82.5 million in the first nine months of 2017, an increase of 4 percent. The first nine months operating income margin was 14.3 percent compared to the first nine months of 2017 operating income margin of 14.7 percent. Operating income margin decreased in Water Systems primarily due to product and geographic sales mix shifts.

Operating Income-Fueling Systems
Fueling Systems operating income was $53.4 million in the first nine months of 2018 compared to $43.0 million in the first nine months of 2017. The first nine months operating income margin was 25.2 percent compared to 24.2 percent of net sales in the first nine months of 2017, an increase of 100 basis points due to leverage on fixed cost from higher sales.

Operating Income-Distribution
Distribution operating income was $6.3 million in the first nine months of 2018 and operating income margin was 2.9 percent. Distribution operating income was $5.7 million in the first nine months of 2017 and operating income margin was 4.5 percent. The Distribution segment’s operations are seasonal and product sales are significantly slower during the fourth and first quarters, i.e., the winter months in North America. The 2017 Distribution acquisitions were completed during the second quarter of 2017 and; therefore, the 2017 results did not include the impact of the first quarter seasonality.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses.  The inter-segment profit elimination impact in the first nine months of 2018 was $0.4 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until the transferred product is sold from the Distribution segment to its third party customer. Unallocated general and administrative expenses were higher by $1.2 million or about 3 percent to last year in the first nine months.

Interest Expense
Interest expense for the first nine months of 2018 and 2017 was $7.5 million and $8.1 million, respectively.

Other Income or Expense
Other income or expense was a loss of $0.6 million in the first nine months of 2018. Included in other income in the first nine months of 2018 was interest income of $0.4 million, primarily derived from the investment of cash balances in short-term securities. Also included in other income in the first nine months of 2018 was a loss of $0.3 million related to the write-off of a tax indemnification asset. The first nine months of 2017 other income or expense was income of $6.6 million. Included in other income in the first nine months of 2017 was a gain of $5.2 million on the previously held equity investments in three Distribution entities. Also, included in other income in the first nine months of 2017 was minority income of $0.6 million and interest income of $0.7 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions for the first nine months of 2018 was a loss of $3.2 million due to movements in several currencies relative to the U.S. dollar, with the Turkish Lira, South African Rand and Mexican Peso being the most significant. Foreign currency-based transactions for the first nine months of 2017 was a gain $0.3 million, due to movements in several currencies relative to the U.S. dollar, none of which individually were significant.

Income Taxes
The provision for income taxes in the first nine months of 2018 and 2017 was $10.9 million and $12.9 million, respectively. The effective tax rate for the first nine months of 2018 was about 12 percent and, before the impact of discrete events, was about 20 percent. The effective tax rate in the first nine months of 2017 was about 15 percent and, before the impact of discrete events, was about 26 percent. The Company estimates its effective tax rate for 2018 after discrete events will be 13 to 17 percent, or about 10 points lower than the effective tax rate of 25 percent in 2017. The lower tax rate before discrete events is primarily the result of the U.S. Tax Cuts and Jobs Act of 2017. Discrete events in the first nine months of 2018 include the release of a valuation allowance related to state net operating losses and incentives and excess tax benefits on stock-based compensation; and in 2017 included a realized foreign currency translation loss, the release of a valuation allowance related to foreign net operating losses, the recording of a tax benefit on a non-taxable gain recorded on the previously held equity investments and excess tax benefits on stock-based compensation.
Net Income

Net income for the first nine months of 2018 was $81.2 million compared to 2017 first nine months net income of $70.7 million.  Net income attributable to Franklin Electric Co., Inc. for the first nine months of 2018 was $81.7 million, or $1.72 per diluted share, compared to 2017 first nine months net income attributable to Franklin Electric Co., Inc. of $70.1 million or $1.48 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at September 30, 2018 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and exiting credit agreements.
As of September 30, 2018 the Company had $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of September 30, 2018, the Company had $205.3 million borrowing capacity under the Credit Agreement as $5.6 million in letters of commercial and standby letters of credit were outstanding and undrawn and $89.1 million in revolver borrowings were drawn and outstanding which were primarily used for acquisition and working capital needs.
The Company also has other long-term debt borrowing outstanding as of September 30, 2018. See Note 9 - Debt for additional specifics regarding these obligations and future maturities.
At September 30, 2018, the Company had $34.2 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first nine months of 2018 and 2017.

(in millions)	2018	2017
Net cash provided by operating activities	$60.4	$40.4
Net cash used in investing activities	(56.4)	(73.9)
Net cash used in financing activities	(28.5)	(14.2)
Impact of exchange rates on cash and cash equivalents	(1.6)	3.5
Change in cash and cash equivalents	$(26.1)	$(44.2)

Cash Flows Provided by Operating Activities
2018 vs. 2017
Net cash provided by operating activities was $60.4 million for the nine months ended September 30, 2018 compared to the $40.4 million provided by operating activities for the nine months ended September 30, 2017. The increase in cash provided by operating activities was due to an increase in net earnings of about $16 million before the prior year non-cash gain on equity investments and a reduction in other assets of $10 million, which consisted primarily of prepaid assets. These increases were partially offset by an increase in working capital requirements, primarily customer accounts receivable consistent with increased sales.
Cash Flows Used in Investing Activities
2018 vs. 2017
Net cash used in investing activities was $56.4 million for the nine months ended September 30, 2018 compared to the $73.9 million used in investing activities for the nine months ended September 30, 2017. The decrease in cash used in investing activities is primarily attributable to decreased acquisition activity and lower spending for property, plant and equipment during the current year.
Cash Flows Used in Financing Activities
2018 vs. 2017
Net cash used in financing activities was $28.5 million for the nine months ended September 30, 2018 compared to the $14.2 million used in financing activities for the nine months ended September 30, 2017. The overall increase in cash used in financing activities was attributable to increased stock repurchases of approximately $9 million and net debt repayments of approximately $8 million in the current year compared to net borrowings of approximately $6 million in the prior year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the third quarter ended September 30, 2018. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

In the third quarter of 2016, the Company began the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system. The new ERP system was designed to better support the Company's business needs in response to the changing operating environment and for many business units within the Company is an update to a legacy system product.  The implementation of a worldwide ERP system affects the processes that constitute the Company's internal control over financial reporting and requires testing for effectiveness as the implementation progresses. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting. The Conversion will happen in two stages. The first stage involved converting the primary legacy ERP system. As of the quarter ended, all business units previously on the primary legacy system have converted to the new ERP system. The second stage will convert those companies that remained on their local ERP system after the date of acquisition. The second stage is ongoing as of September 30, 2018.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 9,622 shares for approximately $0.4 million under the plan during the third quarter of 2018. The maximum number of shares that may still be purchased under this plan as of September 30, 2018 is 1,918,719.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
July 1 - July 31	9,622	$44.91	9,622	1,918,719
August 1 - August 31	—	$—	—	1,918,719
September 1 - September 30	—	$—	—	1,918,719
Total	9,622	$44.91	9,622	1,918,719

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 37.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: November 2, 2018	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2018	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2018

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 3, 2007)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended December 16, 2016 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on December 21, 2016)
10.1	Form of Employment Security Agreement between the Company and Dr. Paul N. Chhabra* (filed herewith)
10.2	Amendment No. 2 to Third Amended and Restated Note Purchase and Private Shelf Agreement (filed herewith)
10.3	Second Amendment to Note Purchase and Private Shelf Agreement (filed herewith)
10.4	Issuance of Series B Notes Pursuant to the New York Life Agreement dated May 27, 2015 (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on October 1, 2018)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Management Contract, Compensatory Plan or Arrangement