Form 10-K
period 2018-12-31
FRANKLIN ELECTRIC CO INC
filed 2019-02-28
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2018 (the last business day of the registrant’s most recently completed second quarter) was $2,079,179,499.  The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant’s 401(k) Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 12, 2019:
46,273,906 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2019 (Part III).

FRANKLIN ELECTRIC CO., INC.

PART I

ITEM 1. BUSINESS
Description of the Business
Franklin Electric Co., Inc. (“Franklin Electric” or the “Company”) is an Indiana corporation founded in 1944 and incorporated in 1946. Named after America’s pioneer electrical engineer, Benjamin Franklin, Franklin Electric manufactured the first water-lubricated submersible motor for water systems, and the first submersible motor for fueling systems. With 2018 revenue of about $1.3 billion and approximately 5,600 employees, today the Company designs, manufactures and distributes water and fuel pumping systems, composed primarily of submersible motors, pumps, electronic controls and related parts and equipment.

The Company’s water pumping systems move fresh and waste water for the residential, agriculture, and other industrial end markets. The Company also sells various groundwater equipment products to well installation contractors, including water pumping systems, through its distribution branches located in the U.S. With a growing global footprint, the Company has also evolved into a top supplier of submersible fueling systems at gas stations, making pumps, pipes, electronic controls, and monitoring devices.

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

Markets and Applications
The Company’s business consists of three reportable segments based on the principal end market served: Water Systems, Fueling Systems, and Distribution segments. The Company includes unallocated corporate expenses in an “Intersegment Eliminations/Other” segment that, together with the Water Systems, Fueling Systems, and Distribution segments, represent the Company. Segment and geographic information appears in Note 16, “Segment and Geographic Information” to the consolidated financial statements.

The market for the Company’s products is highly competitive and includes diversified accounts by size and type. The Company’s Water Systems and Fueling Systems products and related equipment are sold to specialty distributors and some original equipment manufacturers (“OEMs”), as well as industrial and petroleum equipment distributors and major oil and utility companies. The Company’s Distribution segment sells products primarily to water well contractors.

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

The Water Systems business has grown from a domestic submersible motor manufacturer to a global manufacturer of systems and components for the movement of water. Founded in the 1940s, the Company began as a manufacturer of submersible motors for pumps. In 2004, it entered the pump business, and has since grown through acquisitions. Highlights of the Water Systems business transformation, from its origins to the present, are as follows:

•	1950s - Domestic submersible motor manufacturer

•	1990s - Global manufacturer of submersible motors, electronic drives and controls selling to pump OEMs

•	2004 - Began to change the business model to include pumps and sell directly to wholesale distributors

•	2006 - Added adjacent pumping systems, acquired Little Giant Pump Company, United States

•	2007 - Expanded globally, acquired Pump Brands (Pty) Limited, South Africa

•	2008 - Continued global expansion, acquired Industrias Schneider SA, Brazil

•	2009 - International acquisition, Vertical, S.p.A., Italy

•	2011 - International acquisition, Impo Motor Pompa Sanayi ve Ticaret A.S., Turkey

•	2012 - Acquired majority interest, 70.5%, in mobile pumping systems company, Pioneer Pump Holdings, Inc. (“PPH”), a United States company with subsidiaries in the United Kingdom and South Africa

•	2014 - International acquisitions, Bombas Leao S.A., Brazil and majority interest, 70%, of Pluga Pumps and Motors Private Limited, India

•	2015 - Acquired remaining 29.5% noncontrolling interest of PPH

•	2017 - Acquired remaining 10% noncontrolling interest of Impo

•	2018 - International acquisition, Industrias Rotor Pump S.A., Argentina

Water Systems products are sold in highly competitive markets. Water Systems contributes about 60 to 65 percent of the Company’s total revenue. Significant portions of segment revenue come from selling groundwater and surface pumps for residential and commercial buildings, as well as agricultural sales which are more seasonal and subject to commodity price changes. The Water Systems segment generates approximately 40 percent of its revenue in developing markets, which often lack municipal water systems. As those countries bring systems up to date, the Company views those markets as an opportunity. The Company has had 6 to 8 percent compounded annual sales growth in developing regions in recent years. Water Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The Company’s principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc., and Xylem, Inc.

2018 Water Systems research and development expenditures were primarily related to the following activities:

•	Electronic drives and controls for pumping and HVAC applications, including SubDrive Utility, MonoDrive Utility, and Q-Link.

•	Solar pumping technology, including new expanded models from 1/2 to 10 horsepower and new accessories for the Fhoton™ Solar Pumping Systems.

•	Submersible and surface pumps for residential, commercial, municipal, and agricultural applications including the SpecPak and Inline Delta pressure boosting systems.

•	Greywater pumping equipment, including the new Little Giant Select Wastewater Pump Series and expanded FPS Non-Clog products up to 25 horsepower.

•	Submersible motor technology and motor protection, including expanded scope of the MagForce™ high efficiency permanent magnet motor systems.

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
Fueling Systems has expanded its product offerings through internal development and acquisitions. Highlights of the Fueling Systems history are as follows:

•	1990s - Domestic manufacturer of submersible turbine pumping systems

•	2000 - Acquired Advanced Polymer Technology, Inc., a manufacturer of underground pipe for fueling applications, and EBW, Inc., a manufacturer and distributor of fueling hardware components

•	2006 - Acquired Healy Systems, Inc., a manufacturer of fueling nozzles and vapor recovery systems

•	2010 - Acquired PetroTechnik Limited, a United Kingdom distributor that designs and sources flexible and lightweight underground pipe

•	2012 - Acquired Flex-ing, Inc., a manufacturer of fueling equipment including stainless steel flexible hose connectors

•	2016 - Acquired GridSense, Inc., a manufacturer of remote monitoring equipment for distribution transformers and distribution lines

•	2018 - Acquired the assets of the Stationary Power Division (SPD) of Midtronics, Inc., a manufacturer of battery testing and monitoring equipment.

Fueling Systems products are sold in highly competitive markets. Rising car use is leading to more investment in fueling stations which, in turn, leads to increased demand for the Company’s Fueling Systems products. The Company believes there is growth opportunity in developing markets. Fueling Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The Company’s principal competitors in the petroleum equipment industry are Fortive Corporation and Dover Corporation.

2018 Fueling Systems research and development expenditures were primarily related to the following activities:

•	Developed and launched sumps and fittings for the China market to meet specific customer requirements for the double wall pipe upgrade initiative.

•	Developed products for corrosion control of pumps, tanks and other components that are subject to accelerated corrosion.

•	Developed and launched new fiberglass containment sump solutions to address EPA regulatory requirements

•	Developed and launched product enhancements to the EVO™ Series family of Automatic Tank Gauges.

Distribution Segment
The Distribution Segment is operated as a collection of wholly owned leading groundwater distributors known as the Headwater Companies. Headwater Companies deliver quality products and leading brands to the industry, providing contractors with the availability and service they demand to meet their application challenges. The Distribution segment operates within the U.S. professional groundwater market. Highlights of the Distribution Segment are as follows:

•	2017 - Acquired controlling interests in three distributors in the U.S. professional groundwater market, creating the new Distribution Segment

•	2018 - Acquired Valley Farms Supply, Inc., a professional groundwater distributor operating in the mid-west

Information Regarding All Reportable Segments
Research and Development
The Company incurred research and development expense as follows:

(In millions)	2018	2017	2016
Research and development expense	$22.1	$20.8	$21.5

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

Raw Materials
The principal raw materials used in the manufacture of the Company’s products are coil and bar steel, stainless steel, copper wire, and aluminum ingot. Major components are electric motors, capacitors, motor protectors, forgings, gray iron castings, plastic resins, and bearings. Most of these raw materials are available from multiple sources in the United States and world markets. Generally, the Company believes that adequate alternative sources are available for the majority of its key raw material and purchased component needs; however, the Company is dependent on a single or limited number of suppliers for certain materials or components. The Company believes that availability of fuel and energy is adequate to satisfy current and projected overall operations unless interrupted by government direction, allocation or other disruption.

Major Customers
No single customer accounted for over 10 percent of net sales in 2018, 2017, or 2016. No single customer accounted for over 10 percent of gross accounts receivable in 2018 and 2017.

Backlog
The dollar amount of backlog by segment was as follows:

(In millions)	February 12, 2019	February 13, 2018
Water Systems	$66.2	$75.8
Fueling Systems	18.2	18.4
Distribution	5.9	6.3
Consolidated	$90.3	$100.5

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2019.  The Company’s sales in the first quarter are generally less than its sales in other quarters due to generally less water well drilling and overall product sales during the winter months in the Northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

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

Demand for Fueling Systems products is impacted by environmental legislation which may cause significant fluctuations in costs and revenues.  Environmental legislation related to air quality and fuel containment may create demand for certain Fueling Systems products which must be supplied in a relatively short time frame to meet the governmental mandate.  During periods of increased demand the Company’s revenues and profitability could increase significantly, although the Company can also be at risk of not having capacity to meet demand or cost overruns due to inefficiencies during ramp up to the higher production levels.  After the Company’s customers have met the compliance requirements, the Company’s revenues and profitability may decrease significantly as the demand for certain products declines substantially.  The risk of not reducing production costs in relation to the decreased demand and reduced revenues could have a material adverse impact on gross margins and the Company’s results of operations.

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

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. statutory tax rate from 35 percent to 21 percent, modified existing provisions, and created new provisions including a U.S. based foreign export incentive referred to as Foreign Derived Intangible Income. In addition, in 2017 the Company was subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax.  Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. The Company continued to review the provisional amounts throughout 2018, making adjustments as necessary and permitted by the standard setting bodies. As of December 31, 2018, the accounting for the tax effects of the Tax Act is complete.

Risks Related to the Business

The Company is exposed to political, economic and other risks that arise from operating a multinational business.  The Company has significant operations outside the United States, including Europe, South Africa, Brazil, Mexico, India, China, Turkey and Argentina.  Further, the Company obtains raw materials and finished goods from foreign suppliers.  Accordingly, the Company’s business is subject to political, economic, and other risks that are inherent in operating a multinational business.  These risks include, but are not limited to, the following:

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

The Company has significant investments in foreign entities and has significant sales and purchases in foreign denominated currencies creating exposure to foreign currency exchange rate fluctuations. The Company has significant investments outside the United States, including Europe, South Africa, Brazil, Mexico, India, China, Turkey and Argentina. Further, the Company has sales and makes purchases of raw materials and finished goods in foreign denominated currencies.  Accordingly, the Company has exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar.  Foreign currency exchange rate risk is partially mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of inter-company balances, limited use of foreign currency denominated debt, and application of derivative instruments when appropriate. To the extent that these mitigating strategies are not successful, foreign currency rate fluctuations can have a material adverse impact on the Company’s international operations or on the business as a whole.

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
The Company’s operations are dependent on information technology infrastructure and failures could significantly affect its business. The Company depends on information technology infrastructure in order to achieve business objectives. If the Company experiences a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of IT systems by a third party, the resulting disruptions could impede the Company's ability to record or process orders, manufacture and ship products in a timely manner, or otherwise carry on business in the ordinary course. Any such events could cause the loss of customers or revenue and could cause significant expense to be incurred to eliminate these problems and address related security concerns.The Company is also subject to certain U.S. and international data protection and cybersecurity regulations. Complying with these laws may subject the Company to additional costs or require changes to the Company’s business practices. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules and regulations could expose the Company to potentially significant liabilities.The Company is also in the process of updating its global Enterprise Resource Planning (ERP) system that will redesign and deploy a common information system over a period of several years. The process of implementation can be costly and can divert the attention of management from the day-to-day operations of the business. As the Company implements the ERP system, the new system may not perform as expected, which could have an adverse effect on the Company's results.

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

Location / Segment	Purpose	Own/Lease
Santa Catarina, Brazil / Water & Fueling	Manufacturing/Distribution/Sales	Own
Sao Paulo, Brazil / Water & Fueling	Manufacturing/Distribution/Sales	Own
Jiangsu Province, China / Water & Fueling	Manufacturing	Own
Brno, Czech Republic / Water	Manufacturing	Own
Vicenza, Italy / Water	Manufacturing	Own
Nuevo Leon, Mexico / Water & Fueling	Manufacturing	Own
Edenvale, South Africa / Water	Manufacturing	Own
Izmir, Turkey / Water	Manufacturing/Distribution/Sales/R&D	Own
Oregon, United States / Water	Manufacturing/Distribution/Sales/R&D	Lease
Indiana, United States / Water & Fueling	Manufacturing/Distribution/Sales/R&D	Own
Montana, United States / Distribution	Distribution	Own
North Carolina, United States / Distribution	Distribution	Own
Oklahoma, United States / Water	Manufacturing	Own
Wisconsin, United States / Fueling	Manufacturing/Distribution/Sales/R&D	Own

The Company also owns and leases other smaller facilities which serve as manufacturing locations and distribution warehouses. The Company does not consider these facilities to be principal to the business or operations. In the Company’s opinion, its facilities are suitable for their intended use, adequate for the Company’s business needs, all currently utilized, and in good condition.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of December 31, 2018, are as follows:

Name	Age	Position Held	Period Holding Position
Gregg C. Sengstack	60	Chairman of the Board and Chief Executive Officer	2015 - present
		President and Chief Executive Officer	2014 - 2015
		President and Chief Operating Officer	2011 - 2014
Robert J. Stone	54	Senior Vice President and President, International Water Systems	2012 - present
		Senior Vice President and President, Americas Water Systems Group	2007 - 2012
DeLancey W. Davis	53	Vice President and President, Headwater Companies	2017 - present
		Vice President and President, North America Water Systems	2012 - 2017
Donald P. Kenney	58	Vice President and President, North America Water Systems	2017 - present
		Vice President and President, Energy Systems	2014 - 2017
		President, Energy Systems	2013 - 2014
		President, Fueling Systems	1991 - 2013
John J. Haines	55	Vice President, Chief Financial Officer	2008 - present
Julie S. Freigang	51	Vice President, Chief Information Officer	2015 - present
		Chief Information Officer	2014 - 2015
		Vice President, Information Technologies - Eaton Corporation	2011 - 2014
Steven W. Aikman	59	Vice President, Global Water Systems Engineering	2010 - present
Dr. Paul N. Chhabra	45	Vice President, Global Product Supply	2018 - present
		Vice President, Global Supply Chain - Applied Materials	2016 - 2018
		Managing Director, Manufacturing Operations - Applied Materials	2014 - 2016
		Senior Director, Supply Chain - SunPower Corporation	2014 - 2014
		Senior Director, Manufacturing Operations - Applied Materials	2010 - 2013
Jonathan M. Grandon	43	Vice President, Chief Administrative Officer, General Counsel and Secretary	2016 - present
		Vice President, Integration - Zimmer Biomet	2015 - 2016
		Senior Vice President and General Counsel - Biomet	2014 - 2015
		Vice President and Division General Counsel, Associate General Counsel, Corporate - Biomet	2013 - 2014
		Partner - Ropes & Gray LLP	2008 - 2013

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of shareholders of record as of February 12, 2019 was 705. The Company’s stock is traded on the NASDAQ Global Select Market under the symbol FELE.

Dividends paid per common share as quoted by the NASDAQ Global Select Market for 2018 and 2017 were as follows:

Dividends per Share
	2018	2017

1st Quarter	$.1075	$.1000
2nd Quarter	.1200	.1075
3rd Quarter	.1200	.1075
4th Quarter	.1200	.1075

The Company has increased dividend payments on an annual basis for 26 consecutive periods. The payment of dividends in the future will be determined by the Board of Directors and will depend on business conditions, earnings, and other factors.
Issuer Purchases of Equity Securities
In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 511,971 shares for approximately $21.7 million under this plan during the fourth quarter of 2018. The maximum number of shares that may still be purchased under this plan as of December 31, 2018 is 1,406,748.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
October 1 - October 31	70,700	$45.06	70,700	1,848,019
November 1 - November 30	92,357	$43.57	92,357	1,755,662
December 1 - December 31	348,914	$41.42	348,914	1,406,748
Total	511,971	$42.31	511,971	1,406,748

Stock Performance Graph
The following graph compares the Company’s cumulative total shareholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Guggenheim S&P Global Water Index and the Russell 2000 Index.

Hypothetical $100 invested on December 28, 2013 (fiscal year-end 2013) in Franklin Electric common stock (FELE), Guggenheim S&P Global Water Index, and Russell 2000 Index, assuming reinvestment of dividends:

	YE 2013	2014	2015	2016	2017	2018
FELE	$100	$84	$61	$87	$103	$96
Guggenheim S&P Global Water	100	103	102	109	151	136
Russell 2000	100	105	100	122	138	123

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements. The information set forth below is not necessarily indicative of future operations.

Five Year Financial Summary

(In thousands, except per share amounts and ratios)	2018	2017	2016	2015	2014
	(e)	(d)			(c)
Operations:
Net sales	$1,298,129	$1,124,909	$949,856	$924,923	$1,044,777
Gross profit	432,366	376,982	331,406	297,608	344,410
Interest expense	9,839	10,322	8,732	10,039	10,735
Income tax expense	14,890	25,994	24,798	12,625	18,851
Net income attributable to Franklin Electric Co., Inc.	105,877	78,180	78,745	72,945	69,806
Depreciation and amortization	38,604	38,506	35,534	35,476	37,210
Capital expenditures	23,417	33,379	37,624	25,933	42,396
Balance sheet:
Working capital (a)(b)(f)	324,022	343,230	326,058	293,450	268,434
Property, plant, and equipment, net	207,064	215,694	196,137	190,039	209,786
Total assets (a)	1,182,365	1,185,353	1,039,905	996,111	1,075,797
Long-term debt (a)	94,379	125,596	156,544	187,806	143,605
Shareholders’ equity	733,872	700,657	613,445	557,700	596,840
Other data:
Net income attributable to Franklin Electric Co., Inc., to sales	8.2%	7.0%	8.3%	7.9%	6.7%
Net income attributable to Franklin Electric Co., Inc., to average total assets	8.9%	7.0%	7.7%	7.0%	6.6%
Current ratio (b)(g)	2.3	2.4	3.1	3.0	2.3
Number of common shares outstanding	46,326	46,630	46,376	46,219	47,594
Per share:
Market price range
High	$51.05	$47.10	$44.50	$39.56	$45.42
Low	$39.15	$36.55	$23.93	$26.75	$33.93
Net income attributable to Franklin Electric Co., Inc., per weighted average common share	$2.25	$1.67	$1.67	$1.52	$1.43
Net income attributable to Franklin Electric Co., Inc., per weighted average common share, assuming dilution	$2.23	$1.65	$1.65	$1.50	$1.41
Book value (h)	$15.64	$14.89	$13.12	$11.73	$12.38
Dividends per common share	$0.4675	$0.4225	$0.3975	$0.3825	$0.3475

(a)
In 2016, the Company adopted Financial Accounting Standard Board (“FASB”) Accounting Standard Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU required retrospective adoption; therefore, years 2015 and 2014 were restated above to reflect the adoption of the ASU.

(b)
Balances as of year-end 2014 were not retrospectively adjusted for the adoption of ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which related to the presentation of deferred taxes.

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

(e)
Includes the results of operations of the Company’s 100% wholly owned subsidiaries Industrias Rotor Pump S.A. and Valley Farms Supply, Inc. acquired during the quarters ended September 30, 2018 and March 31, 2018, respectively. In addition, includes substantially all of the assets of the Stationary Power Division (“SPD”) of Midtronics, Inc. which were acquired during the quarter ended September 30, 2018.

(f)	Working capital = Current assets minus current liabilities.

(g)	Current ratio = Current assets divided by current liabilities.

(h)	Book value = Shareholders’ equity divided by weighted average common shares, assuming full dilution.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2018 vs. 2017

OVERVIEW

Sales in 2018 increased by 15 percent from the prior year.  The sales increase was led by acquisition related sales, as well as volume and price increases from all three segments. The impact of foreign currency translation decreased sales by about 1 percent. The Company's consolidated gross profit was $432.4 million for 2018, an increase of $55.4 million or about 15 percent from 2017. The gross profit as a percent of net sales decreased 20 basis points to 33.3 percent in 2018 from 33.5 percent in 2017. The decline in gross profit margin percentage is primarily due to product and geographic sales mix shifts. For 2018, diluted earnings per share were $2.23, up from 2017 diluted earnings per share of $1.65. In 2017, the Company recorded a net tax expense of $10.2 million, or $0.21 in diluted earnings per share related to the enactment of the U.S. Tax Cuts and Jobs Act of 2017. For 2018, diluted earnings per share were $2.23, up from 2017 diluted earnings per share of $1.86, before the impact of the U.S. Tax Cuts and Jobs Act of 2017 or an increase of about 20 percent.

RESULTS OF OPERATIONS

Net Sales
Net sales in 2018 were $1,298.1 million, an increase of $173.2 million or about 15 percent compared to 2017 sales of $1,124.9 million.  The incremental impact of sales from acquired businesses was $99.2 million or about 9 percent.  Sales revenue decreased by $13.1 million or about 1 percent in 2018 due to foreign currency translation. The sales change in 2018, excluding acquisitions and foreign currency translation, was an increase of $87.1 million or about 8 percent.

	Net Sales
(In millions)	2018	2017	2018 v 2017
Water Systems	$796.5	$743.3	$53.2
Fueling Systems	288.2	245.7	42.5
Distribution	269.6	176.7	92.9
Eliminations/Other	(56.2)	(40.8)	(15.4)
Consolidated	$1,298.1	$1,124.9	$173.2

Net Sales-Water Systems
Water Systems sales were $796.5 million in 2018, an increase of $53.2 million or about 7 percent versus 2017. The incremental impact of sales from acquired businesses was $8.3 million or about 1 percent. Foreign currency translation changes decreased sales $15.4 million, or about 2 percent, compared to sales in 2017. The Water Systems organic sales change in 2018 was an increase of $60.3 million or about 8 percent.

Water Systems sales in the U.S. and Canada increased by about 17 percent compared to 2017. Sales revenue increased by $0.5 million or less than 1 percent in 2018 due to foreign currency translation. In 2018, sales of Pioneer branded dewatering equipment increased by about 90 percent when compared to the prior year due to strength in North American oil and gas markets and continued diversification of product sales channels and geographies. Sales of groundwater pumping equipment increased by about 8 percent on stronger residential and agricultural system sales primarily to the Headwater Companies, versus 2017. Sales of other surface pumping equipment increased by about 5 percent in part due to wet weather conditions in the upper Midwest and Canada.
Water Systems sales in markets outside the U.S. and Canada decreased by about 2 percent compared to 2017. Sales revenue decreased by $15.9 million or about 4 percent in 2018 due to foreign currency translation. The incremental impact of sales from acquired businesses was $8.3 million or about 2 percent. International Water Systems local currency sales improved in Europe, the Middle East and Africa, but declined in Asia Pacific and Brazil in 2018 compared to last year. Combined, sales in Latin America and Asia Pacific declined by about 6 percent. In Latin America, the sales decline was primarily in Brazil. The sales decline in Brazil was due to an overall slowdown of the economic environment. In Asia Pacific, the Company’s sales in Korea declined due to an overall slowdown of the economic environment, and in Thailand, sales were adversely impacted by declines in government funding for water related projects and by weather.

Net Sales-Fueling Systems
Fueling Systems sales were $288.2 million in 2018, an increase of $42.5 million or about 17 percent from 2017. The incremental impact of sales from acquired businesses was $3.5 million or about 1 percent. Foreign currency translation changes increased sales $2.3 million or about 1 percent compared to sales in 2017. The Fueling Systems organic sales change in 2018 was an increase of $36.7 million or about 15 percent.

Fueling Systems sales in the U.S. and Canada grew by about 10 percent during 2018 with most of the sales growth coming from fuel management systems and piping. Internationally, Fueling Systems revenues grew by about 27 percent led by stronger sales in China, partially offset by lower sales in India. China sales were about $52 million in 2018 compared to 2017 Fueling Systems China sales of about $25 million due primarily to China’s underground piping upgrade.

Net Sales-Distribution
Distribution sales were $269.6 million in 2018, versus 2017 sales of $176.7 million. The incremental impact of sales from acquired businesses was $87.4 million. Distribution segment organic sales increased about 3 percent compared to 2017.

Cost of Sales
Cost of sales as a percent of net sales for 2018 and 2017 was 66.7 percent and 66.5 percent, respectively. Correspondingly, the gross profit margin was 33.3 percent and 33.5 percent for both years. The Company’s consolidated gross profit was $432.4 million for 2018, up $55.4 million from the gross profit of $377.0 million in 2017. The gross profit increase was primarily due to higher sales. The decline in gross profit margin percentage is partially attributable to product and geographic sales mix shifts.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative expenses were $298.7 million in 2018 and increased by $33.3 million or about 13 percent in 2018 compared to $265.4 million last year. The increase in SG&A expenses from acquired businesses were $27.2 million. Excluding the acquired entities, the Company’s SG&A expenses in 2018 were $271.5 and increased by $6.1 million or about 2 percent in 2018 compared to last year.

Restructuring Expenses
Restructuring expenses for 2018 were $1.7 million. Restructuring expenses were $0.6 million in the Water Systems segment, $0.3 million in the Fueling Systems segment and $0.8 million in the Distribution segment. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities and distribution branch closings and consolidations. Restructuring expenses for 2017 were $4.3 million. Restructuring expenses were $2.7 million in the Water segment primarily related to the continuing Brazilian manufacturing realignments. Restructuring expenses were primarily severance expenses and other miscellaneous manufacturing realignment activities. The Fueling Systems segment restructuring expenses in 2017 were $1.6 million. The Company wrote off its ownership share in a Fueling Systems joint venture in India.

Operating Income
Operating income was $132.0 million in 2018, up $24.8 million or 23 percent from $107.2 million in 2017.

	Operating income (loss)
(In millions)	2018	2017	2018 v 2017
Water Systems	$112.9	$102.0	$10.9
Fueling Systems	70.4	60.0	10.4
Distribution	3.4	3.7	(0.3)
Eliminations/Other	(54.7)	(58.5)	3.8
Consolidated	$132.0	$107.2	$24.8

Operating Income-Water Systems
Water Systems operating income was $112.9 million in 2018 compared to $102.0 million in 2017, an increase of 11 percent. Operating income margin for 2018 was 14.2 percent compared to 2017 operating income margin of 13.7%. Operating income margin increased in Water Systems primarily from leverage on fixed cost from higher sales volume and price.

Operating Income-Fueling Systems
Fueling Systems operating income was $70.4 million in 2018 compared to $60.0 million in 2017. The operating income margin was 24.4 percent of net sales in both years. The increase in operating income was primarily due to higher sales.

Operating Income-Distribution
Distribution operating income was $3.4 million in 2018 and operating income margin was 1.3 percent. Distribution operating income was $3.7 million in 2017 and operating income margin was 2.1 percent. The Distribution segment’s operations are seasonal and product sales are significantly slower during the fourth and first quarters, i.e., the winter months in North America. The 2017 results did not include the first quarter seasonality impact as the acquisitions of the Distribution entities occurred after the first quarter of 2017.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses.  The inter-segment profit elimination impact in 2018 was a $0.6 million gain or $6.1 million improvement to the prior year as the Distribution segment decreased inventory of Water Systems products on hand. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses were higher by $2.3 million or about 4 percent to last year.

Interest Expense
Interest expense for 2018 and 2017 was $9.8 million and $10.3 million, respectively.

Other Income or Expense
Other income or expense was a loss of $1.0 million in 2018. Included in other income in 2018 was interest income of $0.6 million, primarily derived from the investment of cash balances in short-term securities. Also included in other expense in 2018 was a loss of $0.3 million related to a tax indemnification write-off. Other expense also included $0.4 million related to non-operational pension cost.

Other income or expense was income of $6.7 million in 2017. Included in other income in 2017 was a gain of $5.2 million related to the acquisition of controlling interests in three Distribution entities previously held as equity investments. Also, included in other income in 2017 was minority income of $0.6 million and interest income of $0.9 million, primarily derived from the investment of cash balances in short-term securities. Other expense also included $0.2 million related to non-operational pension cost.

Foreign Exchange
Foreign currency-based transactions for 2018 was a loss of $0.7 million due to movements in several currencies relative to the U.S. dollar, with the Turkish Lira, South African Rand, Argentinian Peso and Mexican Peso being the most significant. Foreign currency-based transactions for 2017 was a gain of $1.0 million, due to movements in several currencies relative to the U.S. dollar, with the Turkish Lira being the most significant.

Income Taxes
The provision for income taxes in 2018 and 2017 was $14.9 million and $26.0 million, respectively. The effective tax rate for 2017 was about 25 percent both before and after the impact of discrete events. The effective tax rate for 2018 was about 12 percent and before the impact of discrete events was about 19 percent. The decrease in the effective tax rate was primarily affected by the U.S. Tax Cuts and Jobs Act of 2017 (Tax Act), which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The tax rate was lower than the statutory rate of 21 percent primarily due to foreign earnings taxed at lower statutory rates, as well as recognition of the deduction for Foreign Derived Intangible Income, and certain discrete events. Discrete events in 2018 include a net benefit related to the release of valuation allowances on deferred taxes in multiple jurisdictions. Discrete events in 2017 included the net impact of the Tax Act offset by the benefit of a realized foreign currency translation loss and of a non-taxable gain recorded on the previously held equity investments. In 2019, the Company estimates its effective tax rate will be about 18 to 20 percent.

Net Income
Net income for 2018 was $105.5 million compared to 2017 net income of $78.6 million.  Net income attributable to Franklin Electric Co., Inc. for 2018 was $105.9 million, or $2.23 per diluted share, compared to 2017 net income attributable to Franklin Electric Co., Inc. of $78.2 million or $1.65 per diluted share.

2017 vs. 2016

OVERVIEW

Sales in 2017 were up from the prior year. Net sales in 2017 were $1,124.9 million, an increase of $175.0 million or about 18 percent compared to 2016 sales of $949.9 million. The sales increase was primarily related to acquisitions. In 2017, the Company acquired a controlling interest in several distribution companies. The distribution companies are reported collectively as a new segment. The Company's consolidated gross profit was $377.0 million for 2017, an increase of $45.6 million or about 14 percent from 2016. The gross profit as a percent of net sales decreased 140 basis points to 33.5 percent in 2017 from 34.9 percent in 2016. The decline in gross profit margin percentage is primarily due to product and geographic sales mix shifts and higher raw material costs. For 2017, diluted earnings per share were $1.65, flat to 2016 diluted earnings per share of $1.65. The Company recorded a net tax expense of $10.2 million, or $0.21 in diluted earnings per share related to the enactment of the U.S. Tax Cuts and Jobs Act of 2017. Before the impact of the U.S. Tax Cuts and Jobs Act of 2017, diluted earnings per share for 2017 were $1.86 compared to the 2016 diluted earnings per share of $1.65 or an increase of about 13 percent.

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

	Net Sales
(In millions)	2017	2016	2017 v 2016
Water Systems	$743.3	$723.2	$20.1
Fueling Systems	245.7	226.7	19.0
Distribution	176.7	—	176.7
Eliminations/Other	(40.8)	—	(40.8)
Consolidated	$1,124.9	$949.9	$175.0

Net Sales-Water Systems
Water Systems sales were $743.3 million in 2017 and increased by $20.1 million or about 3 percent versus 2016. Foreign currency translation rate changes increased sales $2.0 million compared to sales in 2016. The Water Systems sales change in 2017, excluding foreign currency translation, was an increase of $18.1 million or about 3 percent.

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

Net Sales-Fueling Systems
Fueling Systems sales were $245.7 million in 2017 and increased $19.0 million or about 8 percent from 2016. Foreign currency translation rate changes increased sales $0.7 million or less than 1 percent compared to sales in 2016. The Fueling Systems sales change in 2017, excluding foreign currency translation, was an increase of $18.3 million or about 8 percent.

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

Operating Income
Operating income was $107.2 million in 2017, down $4.9 million or about 4 percent from $112.1 million in 2016.

	Operating income (loss)
(In millions)	2017	2016	2017 v 2016
Water Systems	$102.0	$108.2	$(6.2)
Fueling Systems	60.0	56.3	3.7
Distribution	3.7	—	3.7
Eliminations/Other	(58.5)	(52.4)	(6.1)
Consolidated	$107.2	$112.1	$(4.9)

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

Operating Income-Eliminations/Other
Operating Income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses.  The inter-segment profit elimination impact in 2017 was $5.5 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses were higher by $0.6 million or about 1 percent compared to 2016.

Interest Expense
Interest expense for 2017 and 2016 was $10.3 million and $8.7 million, respectively. The increase in interest expense in 2017 is due to interest charges on prior years VAT taxes as a result of an audit in an international jurisdiction and due to higher average borrowings resulting from the Headwater acquisitions.

Other Income or Expense
Other income or expense was income of $6.7 million in 2017. Included in other income in 2017 was a gain of $5.2 million related to the acquisition of controlling interests in three Distribution entities previously held as equity investments. Also, included in other income in 2017 was minority income of $0.6 million and interest income of $0.9 million, primarily derived from the investment of cash balances in short-term securities. Other expense had $0.2 million related to non-operational pension cost.

Other income or expense for 2016 was a loss of $0.3 million. Included in other income in 2016 was minority income $1.7 million and interest income of $1.0 million, primarily derived from the investment of cash balances in short-term securities. In 2016, other expenses also included the reversal of an indemnification receivable related to a contingent tax liability for $1.9 million recorded at the time of a foreign acquisition.  The contingent tax liability was for the same amount and was also reversed in 2016 and the benefit was recorded in the income tax provision. Also, included in other expense in 2016 was $1.3 million related to non-operational pension cost.

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

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity

The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at December 31, 2018 is adequate to meet projected needs. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of December 31, 2018, the Company had a $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of December 31, 2018, the Company had $218.2 million borrowing capacity under the Credit Agreement as $5.5 million in letters of commercial and standby letters of credit were outstanding and undrawn and $76.3 million revolver borrowing was drawn and outstanding as of the end of the year.
The Company also has other long-term debt borrowings outstanding as of December 31, 2018. See Footnote 11 for additional specifics regarding these obligations and future maturities.
At December 31, 2018, the Company had $43.9 million of cash and cash equivalents held in foreign jurisdictions, which the company intends to use to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents:

(in thousands)	2018	2017	2016
Net cash provided by operating activities	$128.4	$66.8	$115.4
Net cash used in investing activities	(66.3)	(84.7)	(33.8)
Net cash used in financing activities	(66.8)	(22.6)	(51.7)
Impact of exchange rates on cash and cash equivalents	(3.4)	3.4	(7.1)
Change in cash and cash equivalents	$(8.1)	$(37.1)	$22.8

Cash Flows Provided by Operating Activities
2018 vs. 2017
Net cash provided by operating activities was $128.4 million for 2018 compared to $66.8 million for 2017. The increase in cash provided by operations in 2018 was largely attributable to an increase in net income of $22 million before the prior year non-cash gain on equity investments and the impacts of the U.S. Tax Cuts and Jobs Act. The Company also had a reduction in prepaid assets, a decrease in working capital, primarily related to inventory consistent with increased sales, and a reduction in other assets, which consisted primarily of prepaid assets. These increases were partially offset by tax payments for the U.S. Tax Cuts and Jobs Act during the current year.
2017 vs. 2016
Net cash provided by operating activities was $66.8 million for 2017 compared to $115.4 million for 2016. A decrease in cash provided by operations in 2017 was largely attributable to an increase in inventory. Inventory increased primarily as actual shipments were less than sales projections for 2017 as well as advance purchases of strategic inventory products. The Company also had higher uses of cash related to payments to vendors and reduction of other accrued liabilities, primarily payments of incentive compensation.

Cash Flows Used in Investing Activities
2018 vs. 2017
Net cash used in investing activities was $66.3 million in 2018 compared to $84.7 million in 2017. The decrease was attributable to decreased capital expenditures and a decrease in the cash paid for acquisitions.

2017 vs. 2016
Net cash used in investing activities was $84.7 million in 2017 compared to $33.8 million in 2016. The increase was almost entirely attributable to cash paid related to the Distribution acquisitions during the second quarter of 2017. The remainder of the change was partially offset by decreased capital expenditures in 2017.

Cash Flows Used in Financing Activities
2018 vs. 2017
Net cash used in financing activities was $66.8 million in 2018 compared to $22.6 million in 2017. The increase of cash used in financing activities was attributable to increased repayments relative to overall borrowings in the current year, increased common stock repurchases under the Company’s stock repurchase program, and increased dividend payments. These increases were partially offset by proceeds from the issuance of common stock as well as the Company’s purchase of redeemable noncontrolling shares that occurred in the prior year.

2017 vs. 2016
Net cash flows from financing activities were uses of cash of $22.6 million in 2017 compared to $51.7 million in 2016. The decrease of cash used in financing activities in 2017 was primarily attributable to decreased repayment relative to debt proceeds in 2017.

AGGREGATE CONTRACTUAL OBLIGATIONS
The majority of the Company’s contractual obligations to third parties relate to debt obligations. In addition, the Company has certain contractual obligations for future lease payments and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)					More than
	Total	2019	2020-2021	2022-2023	5 years
Debt	$206.5	$112.0	$2.5	$2.6	$89.4
Debt interest	30.9	7.6	7.4	7.2	8.7
Capital leases	0.1	—	0.1	—	—
Operating leases	27.1	8.9	9.4	3.1	5.7
Purchase obligations	8.1	7.6	0.5	—	—
Income Taxes-U.S. Tax Cuts and Jobs Act transition tax	$17.8	$1.5	$3.1	$4.5	$8.7
	$290.5	$137.6	$23.0	$17.4	$112.5

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in estimated future payments of approximately $1 million in 2019.  The Company also has unrecognized tax benefits, none of which are included in the table above.  The unrecognized tax benefits of approximately $1.1 million have been recorded as liabilities and the Company is uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $0.3 million.

ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present only the service cost component of net periodic benefit cost as an operating expense (consistent with the presentation of other employee compensation costs). The other components of net periodic benefit cost are to be presented as a non-operating expense. The Company adopted ASU 2017-07 during the first quarter ended March 31, 2018, on a retrospective basis. The non-service cost component of net periodic benefit costs for fiscal years ended December 31, 2017 and December 31, 2016 was approximately $0.2 million and $1.3 million, respectively. The Company has included current year non-service costs as non-operating expense. The adoption of this pronouncement did not have a material impact to the Company’s consolidated financial position, results of operations, or cash flows.

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

Disaggregation of Revenue
The adoption of this ASU requires the Company to disaggregate revenue into categories to depict how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. As evidenced in Footnote 16 Segment and Geographic Information, the Company’s business consists of the Water, Fueling, Distribution, and Other segments. The Other segment includes unallocated corporate expenses and intersegment eliminations. A reconciliation of disaggregated revenue to segment revenue as well as Water Segment revenue by geographical regions is provided in Footnote 16, consistent with how the Company evaluates financial performance.
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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and may be applied either at the beginning of the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company will adopt the standard effective January 1, 2019. The Company will not reclassify tax effects stranded in accumulated other comprehensive loss. As such, there is no impact on the Company’s consolidated financial position, results of operations, and cash flows as a result of the adoption of the ASU.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases found in Accounting Standards Codification (“ASC”) Topic 840. This ASU requires lessees to present right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-10 clarifies certain aspects of Topic 842, including the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other things. ASU 2018-11 allows entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, ASU 2018-11 allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The guidance is to be applied using either the transition method prescribed in ASU 2018-11 or a modified retrospective approach at the beginning of the earliest comparative period in the financial statements.
The Company will adopt the standard effective January 1, 2019 utilizing the optional transition method prescribed in ASU 2018-11. The Company intends to utilize the transition practical expedients, per ASC 842-10-65-11, that are permitted with the new standard when elected as a package. The Company intends to utilize other available practical expedients, including the election not to separate non-lease components and the election to use hindsight when determining the lease terms. Finally, the Company will make an accounting policy election that will not record leases with an initial term of 12 months or less (short-term leases) on the balance sheet.
The Company anticipates that the majority of its outstanding operating leases would be recognized as ROU assets and lease liabilities upon adoption. At adoption, the Company currently anticipates that it will recognize additional operating liabilities of approximately $22 million with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments. The impact of this ASU is non-cash in nature and will not affect the Company’s cash position. The Company does not estimate a material impact to the consolidated results of operations or cash flows.

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  Management evaluates estimates on an ongoing basis.  Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There were no material changes to estimates or methodologies used to develop those estimates in 2018.

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

In compliance with FASB ASC Topic 350, goodwill is not amortized. Goodwill is tested at the reporting unit level for impairment annually or more frequently as warranted by triggering events that indicate potential impairment.  Reporting units are operating segments or one level below, known as components, which can be aggregated for testing purposes.  The Company’s goodwill is allocated to the North America Water Systems, International Water, and Fueling Systems units, as components within the North America Water Systems and International Water reporting units can be aggregated.  In 2017, as a result of the Headwater acquisition, the Company added a Distribution reporting unit. The Distribution reporting unit was subject to qualitative testing in the year of acquisition. In 2018, all reporting units were tested using the quantitative valuation approaches listed below. As the Company’s business model evolves, management will continue to evaluate its reporting units and review the aggregation criteria.

In assessing the recoverability of goodwill, the Company determines the fair value of its reporting units by utilizing a combination of both the market value and income approaches. The market value approach compares the reporting units’ current and projected financial results to entities of similar size and industry to determine the market value of the reporting unit. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends, as well as the effects of demand and competition. The Company may be required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units is below their associated carrying values. Goodwill included on the balance sheet as of the fiscal year ended 2018 was $248.7 million.

During the fourth quarter of 2018, the Company completed its annual impairment test of goodwill and tradenames and determined the fair value of all intangibles were substantially in excess of the respective carrying values.  Significant judgment is required to determine if an indication of impairment has taken place.  Factors to be considered include the following: adverse changes in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable declines in market data such as market capitalization.  A 10 percent decrease in the fair value estimates used in the impairment test would not have changed this determination.  The sensitivity analysis required the use of numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.  Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in changes to the aggregation assumptions and impairment determination.

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

Pension and Employee Benefit Obligations
The Company consults with its actuaries to assist with the calculation of discount rates used in its pension and post retirement plans. Beginning in 2016, the discount rates used to determine domestic pension and post-retirement plan liabilities are calculated using a full yield curve approach. The change compared to the previous method resulted in different service and interest components of net periodic benefit cost in the 2016 fiscal year. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. Market conditions have caused the weighted-average discount rate to move from 3.61 percent last year to 4.28 percent this year for the domestic pension plans and from 3.51 percent last year to 4.18 percent this year for the postretirement health and life insurance plan. A change in the discount rate selected by the Company of 25 basis points would result in a change of about $0.1 million to employee benefit expense and a change of about $4.0 million of liability.

The Company consults with actuaries and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long-term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company has assumed an expected long-term rate of return on plan assets of 5.75 percent as of the fiscal year ended 2018.  A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.4 million of employee benefit expense.

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

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is mitigated through several means including maintenance of local production facilities in the markets served, invoicing of customers in the currency which the Company is billed for production inputs, prompt settlement of third party and inter-company balances, limited use of foreign currency denominated debt, maintaining minimal foreign currency denominated cash balances, and application of derivative instruments when appropriate. Based on the 2018 mix of foreign currencies, the Company estimates that a hypothetical strengthening of the US Dollar by about 2 percent would have reduced the Company’s 2018 sales by about 1 percent.

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Credit Agreement”) and, through the third quarter of 2018, the New York Life Agreement. Borrowings under the Credit Agreement may be made either at (i) a Eurocurrency rate based on LIBOR plus an applicable margin or (ii) an alternative base rate as defined in the Credit Agreement. Through the third quarter of 2018, borrowings under the New York Life Agreement had a floating interest rate using the one-month LIBOR plus a spread of 1.35 percent. During the third quarter 2018, the Company issued and sold $75.0 million of fixed rate senior notes under the New York Life Agreement. The proceeds from the issuance of the notes were used to pay off the existing variable rate indebtedness. The Company had $76.3 million borrowings at year-end 2018 under the Credit Agreement and had $75.0 million outstanding under the New York Life Agreement.  The Company estimates that a hypothetical increase of 100 basis points in the LIBOR rate would have increased interest expense by $1.4 million during 2018. The Company also has exposure to changes in interest rates in the form of the fair value of outstanding fixed rate debt fluctuating in response to changing interest rates.

Additionally, LIBOR, the index administered by the Intercontinental Exchange, will be phased out after 2021. The United States, using the analysis performed by the ARRC (Alternative Reference Rates Committee), elected the Secured Overnight Financing Rate (“SOFR”) as a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury Securities. The New York Fed commenced publishing the SOFR rate daily beginning April 3, 2018. The Company is still analyzing the potential impacts from changing from LIBOR to SOFR based rates.

Commodity Price Exposures

Portions of the Company’s business are exposed to volatility in the prices of certain commodities, such as copper, steel and aluminum, among others. The primary exposure to this volatility resides with the use of these materials in purchased component parts. We generally maintain long-term fixed price contracts on raw materials and component parts; however, the Company is prone to exposure as these contracts expire. Based on the 2018 use of commodities, the Company estimates that a hypothetical 10 percent adverse movement in prices for raw metal commodities would result in about a 1 percent decrease of gross margin as a percent of sales.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	2018	2017	2016

Net sales	$1,298,129	$1,124,909	$949,856
Cost of sales	865,763	747,927	618,450
Gross profit	432,366	376,982	331,406
Selling, general, and administrative expenses	298,706	265,447	219,934
Restructuring (income)/expense	1,666	4,307	(598)
Operating income	131,994	107,228	112,070
Interest expense	(9,839)	(10,322)	(8,732)
Other income/(expense), net	(1,042)	6,656	(282)
Foreign exchange income/(expense)	(706)	1,025	1,057
Income before income taxes	120,407	104,587	104,113
Income tax expense	14,890	25,994	24,798
Net income	$105,517	$78,593	$79,315
Less: Net loss/(income) attributable to noncontrolling interests	360	(413)	(570)
Net income attributable to Franklin Electric Co., Inc.	$105,877	$78,180	$78,745
Income per share:
Basic	$2.25	$1.67	$1.67
Diluted	$2.23	$1.65	$1.65
Dividends per common share	$0.4675	$0.4225	$0.3975

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2018	2017	2016

Net income	$105,517	$78,593	$79,315
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(34,723)	17,937	(8,459)
Employee benefit plan activity:
Net loss arising during period	(2,241)	(274)	(3,809)
Amortization arising during period	3,327	3,012	4,298
Other comprehensive income/(loss)	(33,637)	20,675	(7,970)
Income tax expense related to items of other comprehensive loss	(307)	(534)	(499)
Other comprehensive income/(loss), net of tax	(33,944)	20,141	(8,469)
Comprehensive income	71,573	98,734	70,846
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(332)	(251)	345
Comprehensive income attributable to Franklin Electric Co., Inc.	$71,905	$98,985	$70,501

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$59,173	$67,233
Receivables, less allowances of $4,394 and $4,430, respectively	172,899	171,007
Inventories:
Raw material	98,858	109,590
Work-in-process	18,649	16,742
Finished goods	196,542	185,993
Total inventories	314,049	312,325
Other current assets	33,758	38,566
Total current assets	579,879	589,131

Property, plant, and equipment, at cost:
Land and buildings	144,299	142,088
Machinery and equipment	269,484	268,373
Furniture and fixtures	49,426	52,916
Other	22,795	22,810
Property, plant, and equipment, gross	486,004	486,187
Less: Allowance for depreciation	(278,940)	(270,493)
Property, plant, and equipment, net	207,064	215,694
Deferred income taxes	8,694	8,929
Intangible assets, net	135,052	131,471
Goodwill	248,748	236,810
Other assets	2,928	3,318
Total assets	$1,182,365	$1,185,353

	2018	2017

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$76,652	$79,348
Accrued expenses and other current liabilities	64,811	63,887
Income taxes	2,419	2,213
Current maturities of long-term debt and short-term borrowings	111,975	100,453
Total current liabilities	255,857	245,901
Long-term debt	94,379	125,596
Income taxes payable non-current	10,881	17,391
Deferred income taxes	28,949	30,913
Employee benefit plans	38,020	42,178
Other long-term liabilities	17,934	19,251

Commitments and contingencies (see Note 17)	—	—

Redeemable noncontrolling interest	518	1,502

Shareholders’ equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,326 and 46,630, respectively)	4,632	4,663
Additional capital	257,535	240,136
Retained earnings	654,724	604,905
Accumulated other comprehensive loss	(183,019)	(149,047)
Total shareholders’ equity	733,872	700,657
Noncontrolling interest	1,955	1,964
Total equity	735,827	702,621
Total liabilities and equity	$1,182,365	$1,185,353

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	2018	2017	2016

Cash flows from operating activities:
Net income	$105,517	$78,593	$79,315
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	38,604	38,506	35,534
Share-based compensation	8,450	7,109	6,889
Income taxes-U.S. Tax Cuts and Jobs Act	—	10,198	—
Deferred income taxes	(5,164)	(6,311)	2,978
Loss on disposals of plant and equipment	311	1,572	751
Gain on equity investment	—	(5,165)	—
Foreign exchange (income)/expense	706	(1,025)	(1,057)
Changes in assets and liabilities, net of acquisitions:
Receivables	(8,194)	9,948	(21,334)
Inventory	(4,775)	(46,372)	(7,636)
Accounts payable and accrued expenses	1,677	(11,071)	11,782
Income taxes	(1,771)	(2,513)	4,709
Income taxes-U.S. Tax Cuts and Jobs Act	(6,510)	—	—
Employee benefit plans	(2,291)	(2,529)	(1,049)
Other, net	1,875	(4,186)	4,492
Net cash flows from operating activities	128,435	66,754	115,374
Cash flows from investing activities:
Additions to property, plant, and equipment	(22,432)	(33,484)	(39,136)
Proceeds from sale of property, plant, and equipment	724	211	6,028
Cash paid for acquisitions, net of cash acquired	(44,971)	(51,783)	(1,007)
Other, net	387	355	346
Net cash flows from investing activities	(66,292)	(84,701)	(33,769)
Cash flows from financing activities:
Proceeds from issuance of debt	232,638	193,358	64,681
Repayment of debt	(251,623)	(191,476)	(95,066)
Proceeds from issuance of common stock	8,999	4,497	5,243
Purchases of common stock	(34,188)	(3,621)	(7,422)
Dividends paid	(22,612)	(20,289)	(19,137)
Purchase of redeemable noncontrolling shares	—	(5,047)	—
Net cash flows from financing activities	(66,786)	(22,578)	(51,701)
Effect of exchange rate changes on cash	(3,417)	3,427	(7,134)
Net change in cash and equivalents	(8,060)	(37,098)	22,770
Cash and equivalents at beginning of period	67,233	104,331	81,561

(In thousands)	2018	2017	2016

Cash and equivalents at end of period	$59,173	$67,233	$104,331

Cash paid for income taxes, net of refunds	$27,025	$25,810	$22,296
Cash paid for interest	$10,792	$9,373	$8,965

Non-cash items:
Payable to seller of Industrias Rotor Pump S.A.	$1,000	$—	$—
Payable to seller of Bombas Leao, S.A	$—	$—	$24
Additions to property, plant, and equipment, not yet paid	$1,158	$168	$366

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Total Shareholders’ Equity
(In thousands)	Common Shares Outstanding	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Balance as of year end 2015	46,219	$4,622		$216,472	$498,214	$(161,608)	$1,765	$6,856
Net income					78,745		577	(7)
Currency translation adjustment						(8,234)	(26)	(199)
Minimum pension liability adjustment, net of tax expense of $499						(10)
Adjustments to Impo redemption value					(1,002)			1,002
Dividends on common stock ($0.3975/share)					(18,464)
Noncontrolling dividend							(673)
Common stock issued	274	27		5,216
Share-based compensation	125	13		6,876
Common stock repurchased	(242)	(24)			(7,398)
Balance as of year end 2016	46,376	$4,638		$228,564	$550,095	$(169,852)	$1,643	$7,652
Net income					78,180		661	(248)
Currency translation adjustment						18,601	164	(828)
Minimum pension liability adjustment, net of tax expense of $534						2,204
Adjustments to Impo redemption value					27			(27)
Purchase of redeemable noncontrolling shares								(5,047)
Dividends on common stock ($0.4225/share)					(19,785)
Noncontrolling dividend							(504)
Common stock issued	256	25		4,472
Share-based compensation	86	9		7,100
Common stock repurchased	(88)	(9)	—		(3,612)
Balance as of year end 2017	46,630	$4,663		$240,136	$604,905	$(149,047)	$1,964	$1,502
Net income					105,877		701	(1,061)
Currency translation adjustment						(34,751)	(49)	77
Minimum pension liability adjustment, net of tax expense of $307						779
Dividends on common stock ($0.4675/share)					(21,951)
Noncontrolling dividend							(661)
Common stock issued	405	40		8,959
Share-based compensation	103	10		8,440
Common stock repurchased	(812)	(81)			(34,107)
Balance as of year end 2018	46,326	$4,632		$257,535	$654,724	$(183,019)	$1,955	$518

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--In December 2016, the Company’s Board of Directors approved a change in reporting periods from fiscal periods to a calendar year. This change took effect on January 1, 2017. For fiscal years 2016 and prior, the Company’s fiscal year ended on the Saturday nearest December 31. The financial statements and accompanying notes are as of and for the years ended December 31, 2018 (52 weeks), December 31, 2017 (52 weeks), and December 31, 2016 (52 weeks), and referred to as 2018, 2017, and 2016, respectively.

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

Revenue Recognition--Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The promise in a contract to transfer goods or services to a customer represents a performance obligation. The Company typically sells its products to customers by purchase order and does not have any additional performance obligations included in contracts to customers other than the shipment of the products. Therefore, the Company allocates the transaction price based on a single performance obligation. The Company typically ships products FOB shipping at which point control of the products passes to the customers. The Company considers the performance obligation satisfied and recognizes revenue at a point in time, the time of shipment.

The Company’s products may include routine assurance-type warranties which do not qualify as separate performance obligations. In the event that significant post-shipment obligations were to exist for the Company’s products, revenue recognition would be deferred until the performance obligations were satisfied.
The Company records net sales revenues after discounts at the time of sale based on specific discount programs in effect, related historical data, and experience.
Shipping and Handling Costs--Shipping and handling costs are considered activities required to fulfill the Company’s promise to transfer goods, and do not qualify as a separate performance obligation. Shipping and handling costs are recorded as a component of cost of sales.

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $22.1 million in 2018, $20.8 million in 2017, and $21.5 million in 2016 related to research and development.

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

The Company’s depreciation expense was $29.7 million, $29.9 million, and $27.1 million in 2018, 2017, and 2016, respectively.

Goodwill and Other Intangible Assets--Goodwill is tested at the reporting unit level, which the Company has determined to be the North America Water Systems, International Water, Fueling Systems, and Distribution units. In compliance with FASB ASC Topic 350, Intangibles - Goodwill and Other, the Company has evaluated the aggregation criteria and determined that the individual components within the North America Water Systems and International Water reporting units, respectively, can be aggregated in 2018.

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

Beginning in 2017, the Company completed its annual goodwill impairment test during the fourth quarter, using balances as of October 1. Additionally, in 2017 as a result of the Headwater acquisitions, the Company added the Distribution reporting unit. The Distribution reporting unit was subject to qualitative testing in the year of acquisition. The Company did not recognize a goodwill impairment as a result of the qualitative assessment. In 2018, all reporting units were tested using the quantitative valuation approaches described above. The Company will test goodwill for impairment more frequently if warranted by triggering events that indicate potential impairment.

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

Warranty Obligations--The Company provides warranties on most of its products. The warranty terms vary but are generally 2 years to 5 years from date of manufacture or 1 year to 5 years from date of installation. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. The Company actively studies trends of warranty claims and takes actions to improve product quality and minimize warranty claims. The Company believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

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

Earnings Per Common Share--Basic and diluted earnings per share are computed and disclosed in accordance with FASB ASC Topic 260, Earnings Per Share. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent dividend distributions, in substance, to the noncontrolling interest holder as the holders have contractual rights to receive an amount upon redemption other than the fair value of the applicable shares. As a result, earnings are adjusted to reflect this in substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing ne

t earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

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

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present only the service cost component of net periodic benefit cost as an operating expense (consistent with the presentation of other employee compensation costs). The other components of net periodic benefit cost are to be presented as a non-operating expense. The Company adopted ASU 2017-07 during the first quarter ended March 31, 2018, on a retrospective basis. The non-service cost component of net periodic benefit costs for fiscal years ended December 31, 2017 and December 31, 2016 was approximately $0.2 million and $1.3 million, respectively. The Company has included current year non-service costs as non-operating expense. The adoption of this pronouncement did not have a material impact to the Company’s consolidated financial position, results of operations, or cash flows.

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
Disaggregation of Revenue
The adoption of this ASU requires the Company to disaggregate revenue into categories to depict how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. As evidenced in Footnote 16 Segment and Geographic Information, the Company’s business consists of the Water, Fueling, Distribution, and Other segments. The Other segment includes unallocated corporate expenses and intersegment eliminations. A reconciliation of disaggregated revenue to segment revenue as well as Water Segment revenue by geographical regions is provided in Footnote 16, consistent with how the Company evaluates financial performance.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and may be applied either at the beginning of the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company will adopt the standard effective January 1, 2019. The Company will not reclassify tax effects stranded in accumulated other comprehensive loss. As such, there is no impact on the Company’s consolidated financial position, results of operations, and cash flows as a result of the adoption of the ASU.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases found in Accounting Standards Codification (“ASC”) Topic 840. This ASU requires lessees to present right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-10 clarifies certain aspects of Topic 842, including the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other things. ASU 2018-11 allows entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, ASU 2018-11 allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The guidance is to be applied using either the transition method prescribed in ASU 2018-11 or a modified retrospective approach at the beginning of the earliest comparative period in the financial statements.
The Company will adopt the standard effective January 1, 2019 utilizing the optional transition method prescribed in ASU 2018-11. The Company intends to utilize the transition practical expedients, per ASC 842-10-65-11, that are permitted with the new standard when elected as a package. The Company intends to utilize other available practical expedients, including the election not to separate non-lease components and the election to use hindsight when determining the lease terms. Finally, the Company will make an accounting policy election that will not record leases with an initial term of 12 months or less (short-term leases) on the balance sheet.
The Company anticipates that the majority of its outstanding operating leases would be recognized as ROU assets and lease liabilities upon adoption. At adoption, the Company currently anticipates that it will recognize additional operating liabilities of approximately $22 million with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments. The impact of this ASU is non-cash in nature and will not affect the Company’s cash position. The Company does not estimate a material impact to the consolidated results of operations or cash flows.

3. ACQUISITIONS
During the third quarter ended September 30, 2018, the Company acquired, in separate transactions, substantially all of the assets of the Stationary Power Division (“SPD”) of Midtronics, Inc., and 100 percent of the ownership interest in Industrias Rotor Pump S.A. (“Industrias Rotor Pump”), located in the United States and Argentina, respectively. Neither of the acquisitions were material individually or in the aggregate, and the combined preliminary purchase price was approximately $37 million. The operating results of the two businesses from their respective dates of acquisition through December 31, 2018 were not material to the Company as a whole. SPD offers a variety of products to users in the electrical substation monitoring, data center and mobile telecommunications markets. Annual net sales for SPD are estimated to be less than one percent of consolidated net sales and the fair value of the acquired assets are estimated to be less than one percent of consolidated total assets. Industrias Rotor Pump is the leading provider of water pumping equipment in Argentina. Annual net sales of Industrias Rotor Pump are estimated to be less than one percent of consolidated net sales and the fair value of the acquired assets are estimated to be less than three percent of consolidated total assets.

The preliminary identifiable intangible assets recognized in the separate transactions were $17 million, and consist primarily of customer relationships, which will be amortized utilizing the straight-line method over 15 - 20 years.
The preliminary goodwill of $14.2 million resulting from the separate acquisitions consists primarily of the benefits of complementary product offerings and expanded geographical presence. Goodwill was recorded in the Fueling and Water segments (see Note 7), and only a portion ($4.1 million) is expected to be deductible for tax purposes.
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
The following unaudited proforma financial information for the year ended December 31, 2018, December 31, 2017 and December 31, 2016 gives effect to the Headwater acquisitions as if the acquisitions had occurred as of January 3, 2016. These unaudited proforma condensed consolidated financial statements are prepared for informational purposes only and are not necessarily indicative of actual results or financial position that would have been achieved had the acquisitions been consummated on the dates indicated and are not necessarily indicative of future operating results or financial position of the consolidated companies. The unaudited proforma condensed consolidated financial statements do not give effect to any cost savings or incremental costs that may result from the integration of the Headwater acquisitions.

FRANKLIN ELECTRIC CO., INC.
PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)	2018	2017	2016

Revenue:
As reported	$1,298.1	$1,124.9	$949.9
Proforma	1,298.1	1,184.8	1,144.6
Net income attributable to Franklin Electric Co., Inc.:
As reported	$105.9	$78.2	$78.7
Proforma	105.9	79.4	85.0
Basic earnings per share:
As reported	$2.25	$1.67	$1.67
Proforma	2.25	1.70	1.80
Diluted earnings per share:
As reported	$2.23	$1.65	$1.65
Proforma	2.23	1.68	1.78

Transaction costs for all acquisition related activity were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs included in selling, general, and administrative expense in the Company’s consolidated statements of income were $0.4 million, $0.6 million, and $0.1 million for the years ended 2018, 2017, and 2016, respectively.

4. FAIR VALUE MEASUREMENTS
As of December 31, 2018 and December 31, 2017, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2.5	$2.5	$—	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.0	$3.0	$—	$—

The Company’s Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $206.3 million at December 31, 2018 and $226.0 million at December 31, 2017.  The estimated fair value of all debt was $205 million and $230 million at December 31, 2018 and December 31, 2017, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.  Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (“the swap”) to mitigate the Company’s exposure to these fluctuations in the Company’s stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. As of December 31, 2018, the swap has a notional value based on 235,000 shares. For the years ended December 31, 2018, December 31, 2017, and December 31, 2016, the swap resulted in a loss of $1.0 million, a gain of $1.4 million, and a gain of $2.2 million, respectively. Gains and losses resulting from the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company’s consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. OTHER ASSETS
Through the second quarter of 2017, the Company held equity interests in the three acquired distribution companies identified in Note 3 - Acquisitions for various strategic purposes. The investments were accounted for under the equity method and were included in “Other assets” on the Company’s consolidated balance sheet. The carrying amount of the investments were adjusted for the Company’s proportionate share of earnings, losses, and dividends. The investments were not considered material to the Company’s financial position, either individually or in the aggregate. During the second quarter of 2017, the remaining interests of these equity method investments were purchased (see Note 3 - Acquisitions), bringing total ownership of these entities to 100 percent. As of December 31, 2018, there were no equity method investments recorded on the Company’s consolidated balance sheet. Prior to the purchase of the remaining interests, the Company’s proportionate share of earnings from its equity interests, were included in the “Other income, net” line of the Company’s consolidated statements of income. The amounts were immaterial for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Patents	$7.5	$(6.9)	$7.5	$(6.7)
Technology	7.5	(6.4)	7.5	(5.8)
Customer relationships	151.0	(63.8)	138.9	(57.6)
Other	2.8	(2.5)	2.9	(2.4)
Total	$168.8	$(79.6)	$156.8	$(72.5)
Unamortized intangibles:
Trade names	45.9	—	47.2	—
Total intangibles	$214.7	$(79.6)	$204.0	$(72.5)

Amortization expense related to intangible assets for fiscal years 2018, 2017, and 2016, was $8.9 million, $8.6 million, and $8.4 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2019	2020	2021	2022	2023
	$9.2	$9.0	$8.7	$8.5	$8.4

The change in the carrying amount of goodwill by reportable segment for 2018 and 2017, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2016	$136.3	$63.3	$—	$199.6
Acquisitions	—	—	33.9	33.9
Foreign currency translation	3.0	0.3	—	3.3

Balance as of December 31, 2017	$139.3	$63.6	$33.9	$236.8
Acquisitions	10.1	4.1	1.8	16.0
Foreign currency translation	(3.9)	(0.2)	—	(4.1)
Balance as of December 31, 2018	$145.5	$67.5	35.7	$248.7

8. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of December 31, 2018, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2018 measurement date for these plans. One of the Company’s domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the ‘Pension Benefits’ disclosure caption.

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

(In millions)	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Accumulated benefit obligation, end of year	$164.9	$180.5	$9.1	$10.3

Change in benefit obligation:
Benefit obligation, beginning of year	$185.1	$181.1	$10.3	$10.5
Service cost	0.6	0.7	—	—
Interest cost	5.4	5.6	0.3	0.3
Actuarial (gain)/loss	(9.5)	7.0	(0.5)	0.6
Settlements paid	(0.3)	(0.2)	—	—
Benefits paid	(11.4)	(11.9)	(1.0)	(1.1)
Foreign currency exchange	(1.0)	2.8	—	—
Benefit obligation, end of year	$168.9	$185.1	$9.1	$10.3

Change in plan assets:
Fair value of assets, beginning of year	$153.3	$146.1	$—	$—
Actual return on plan assets	(3.8)	16.1	—	—
Company contributions	2.5	2.5	1.0	1.1
Settlements paid	(0.3)	(0.1)	—	—
Benefits paid	(11.4)	(11.9)	(1.0)	(1.1)
Foreign currency exchange	(0.2)	0.6	—	—
Plan assets, end of year	$140.1	$153.3	$—	$—

Funded status	$(28.8)	$(31.8)	$(9.1)	$(10.3)

Amounts recognized in balance sheet:
Current liabilities	$(0.4)	$(0.4)	$(1.0)	$(1.1)
Noncurrent liabilities	(28.4)	(31.4)	(8.1)	(9.2)
Net liability, end of year	$(28.8)	$(31.8)	$(9.1)	$(10.3)

Amount recognized in accumulated other comprehensive income/(loss):
Prior service cost	$—	$—	$—	$0.1
Net actuarial loss	47.5	47.6	0.6	1.1
Settlement	0.4	0.5	—	—
Total recognized in accumulated other comprehensive income/(loss)	$47.9	$48.1	$0.6	$1.2

The following table sets forth other changes in plan assets and benefit obligation recognized in other comprehensive income for 2018 and 2017:

(In millions)	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Net actuarial (gain)/loss	$2.8	$(0.2)	$(0.5)	$0.5
Amortization of:
Net actuarial gain	(2.5)	(2.4)	(0.2)	(0.1)
Prior service credit	—	—	(0.1)	(0.3)
Settlement recognition	(0.5)	(0.5)	—	—
Deferred tax asset	0.1	0.5	0.2	—
Foreign currency exchange	(0.1)	0.3	—	—
Total recognized in other comprehensive income	$(0.2)	$(2.3)	$(0.6)	$0.1

Weighted-average assumptions used to determine domestic benefit obligations:

	Pension Benefits				Other Benefits
	2018		2017		2018	2017
Discount rate	4.28%		3.61%		4.18%	3.51%
Rate of increase in future compensation	—%	*	—%	*	3.00 - 8.00% (Graded)	3.00 - 8.00% (Graded)

*No rate of increases in future compensation were used in the assumptions for 2018 and 2017, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation.

Assumptions used to determine domestic periodic benefit cost:

	Pension Benefits						Other Benefits
	2018		2017		2016		2018	2017	2016
Discount rate	3.64%		4.13%		4.40%		3.51%	3.91%	4.09%
Rate of increase in future compensation	—%	*	—%	*	—%	*	3.00 - 8.00% (Graded)	3.00 - 8.00% (Graded)	3.00 - 8.00% (Graded)
Expected long-term rate of return on plan assets	5.90%		6.25%		6.50%		—%	—%	—%

*No rate of increases in future compensation were used in the assumptions for 2018, 2017, and 2016, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation.

For the fiscal year ended December 31, 2018, the Company used the RP-2014 aggregate table adjusted to back out estimated mortality improvements from 2006 to the measurement date using Scale MP-2014, and then projected forward using Scale MP-2017 released by the Society of Actuaries during 2017 to estimate future mortality rates based upon current data. For the fiscal year ended December 31, 2017, the Company used the RP-2014 aggregate table adjusted to back out estimated mortality improvements from 2006 to the measurement date using Scale MP-2014, and then projected forward using Scale MP-2016 released by the Society of Actuaries during 2016 to estimate future mortality rates.

The following table sets forth the aggregated net periodic benefit cost for all defined benefit plans for 2018, 2017, and 2016:

(In millions)	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Service cost	$0.6	$0.7	$0.9	$—	$—	$0.1
Interest cost	5.4	5.6	6.0	0.3	0.3	0.3
Expected return on assets	(8.5)	(9.0)	(9.2)	—	—	—
Amortization of:
Transition obligation	—	—	—	—	—	—
Settlement cost	—	—	0.1	—	—	—
Prior service cost	—	—	—	0.1	0.3	0.3
Actuarial loss	2.9	2.8	2.5	0.2	0.1	0.1
Settlement cost	—	—	1.2	—	—	—
Net periodic benefit cost	$0.4	$0.1	$1.5	$0.6	$0.7	$0.8

The estimated net actuarial (gain)/loss and prior service cost/(credit) that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2019 are $2.7 million and $0.0 million, respectively, for the pension plans and $0.0 million and $0.0 million, respectively, for all other benefits.

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

Risk management and continuous monitoring requirements are met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations, asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption.  As of December 31, 2018 and December 31, 2017, funds were invested in equity, fixed income, and other investments as follows:

	Target Percentage	Plan Asset Allocation at Year-End
Asset Category	at Year-End 2018	2018	2017
Equity securities	21%	21%	26%
Fixed income securities	75%	75%	70%
Other	4%	4%	4%
Total	100%	100%	100%

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

Asset class assumptions are set using a combination of empirical and forward-looking analysis for long-term rate of return on plan assets.  A variety of models are applied for filtering historical data and isolating the fundamental characteristics of asset classes.  These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized.  This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that are more likely to prevail over long periods.  With that, the Company has assumed an expected long-term rate of return on plan assets of 5.75 percent for the 2019 net periodic benefit cost, down from 5.90 percent in the prior year. This decrease in the assumed long-term rate of return is primarily due to a higher percentage of assets in fixed income securities.

The Company uses the Aon Hewitt AA Above Median curve to determine the discount rate.  All cash flow obligations under the plan are matched to bonds in the Aon Hewitt universe of liquid, high-quality, non-callable / non-putable corporate bonds with outliers removed.  From that matching exercise, a discount rate is determined.

At January 2, 2016, the Company changed the method used to calculate the service and interest components of net periodic benefit cost for the domestic pension plans and other postretirement benefit plan. This change compared to the previous method resulted in different service and interest components of net periodic benefit cost in 2016. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the Company’s domestic pension and postretirement benefit obligations and is accounted for as a change in accounting estimate applied prospectively.

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

The fair values of the Company’s pension plan assets for 2018 and 2017 by asset category are as follows:

(In millions)	2018	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
Domestic equity mutual funds	$—	$—		$—	$—
International equity mutual funds	28.9	28.9		—	—
Fixed income
U.S. treasury and government agency securities	20.4	—		20.4	—
Fixed income mutual funds	85.1	85.1	—	—	—
Other
Insurance contracts	4.9	—		4.9	—
Cash and equivalents	0.8	0.8		—	—
Total	$140.1	$114.8		$25.3	$—

(In millions)	2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Equity
Domestic equity mutual funds	$24.0	$24.0	$—		$—
International equity mutual funds	16.2	16.2	—		—
Fixed income
U.S. treasury and government agency securities	19.2	—	19.2	—	—
Fixed income mutual funds	87.9	87.9	—		—
Other
Insurance contracts	5.3	—	5.3		—
Cash and equivalents	0.7	0.7	—		—
Total	$153.3	$128.8	$24.5		$—

The Company estimates total contributions to the plans of about $1 million in 2019.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in accordance with the following schedule:

(In millions)	Pension Benefits	Other Benefits
2019	$11.3	$1.0
2020	11.3	1.0
2021	11.1	0.9
2022	10.8	0.9
2023	10.7	0.8
Years 2024 through 2028	58.3	3.4

Defined Contribution Plans - The Company maintained two defined contribution plans during 2018, 2017, and 2016. The Company’s cash contributions are allocated to participant’s accounts based on investment elections.

The following table sets forth Company contributions to the defined contribution plans:

(In millions)	2018	2017	2016
Company contributions to the plans	$6.8	$6.7	$5.9

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	2018	2017
Salaries, wages, and commissions	$30.7	$29.6
Product warranty costs	9.0	9.5
Insurance	2.5	1.9
Employee benefits	9.5	9.1
Other	13.1	13.8
	$64.8	$63.9

10. INCOME TAXES
Income before income taxes consisted of the following:

(In millions)	2018	2017	2016
Domestic	$54.7	$47.1	$45.4
Foreign	65.7	57.5	58.7
	$120.4	$104.6	$104.1

The income tax provision/(benefit) from continuing operations consisted of the following:

(In millions)	2018	2017	2016
Current:
Federal	$4.6	$29.7	$9.6
Foreign	14.3	10.2	11.4
State	1.2	1.1	0.8
Total current	20.1	41.0	21.8
Deferred:
Federal	3.6	(10.7)	2.9
Foreign	(2.6)	(4.5)	(1.0)
State	(6.2)	0.2	1.1
Total deferred	$(5.2)	$(15.0)	$3.0
	$14.9	$26.0	$24.8

A reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	2018	2017	2016
U.S. Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1	1.0	(0.3)
Foreign operations	(3.5)	(10.2)	(8.4)
R&D tax credits	(0.7)	(0.9)	(0.6)
Uncertain tax position adjustments	(0.5)	(0.5)	(2.5)
Deferred tax adjustments - restructuring and rate adjustments	—	(1.2)	0.3
Valuation allowance on state and foreign deferred tax	(2.4)	(1.2)	2.4
Purchase of noncontrolling interest	—	(2.3)	—
Share-based compensation	(1.3)	(1.9)	(1.1)
Realized foreign currency loss	(0.1)	(1.5)	—
Other items	0.9	(1.3)	(1.0)
Impact of the Tax Act
Transition tax	0.5	18.1	—
Deferred tax effects	(0.3)	(8.3)	—
Foreign Derived Intangible Income	(2.3)	—	—
Effective tax rate	12.4%	24.8%	23.8%

The effective tax rate continues to be lower than the statutory rate of 21 percent primarily due to foreign earnings taxed at rates below the U.S. statutory rate, as well as recognition of the deduction for Foreign Derived Intangible Income, and certain discrete events.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. statutory tax rate from 35 percent to 21 percent, modified existing provisions, and created new provisions including a U.S. based foreign export incentive referred to as Foreign Derived Intangible Income.

The Company’s accounting for all aspects of the Tax Act is complete. As noted at year-end 2017, the Company was able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and the remeasurement of deferred taxes. The Company made additional measurement period adjustments of net $0.2 million expense related to these items during 2018 as as result of additional information received. The Company recorded additional expense of $0.6 million related to the deemed repatriation transition tax and a benefit of $0.4 million related to the remeasurement of deferred taxes.

The Company recorded discrete excess tax benefits from share-based compensation of $1.8 million in the twelve-month period ended December 31, 2018 pursuant to ASU 2016-09. ASU 2016-09 can add variability to the Company’s provision for income taxes, mainly due to the timing of stock option exercises, vesting of restricted stock, and the stock price.

During the twelve-month period ended December 31, 2018, the Company recorded a net discrete benefit related to the release of valuation allowances on deferred taxes of $4.2 million in domestic and foreign jurisdictions.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(In millions)	2018	2017
Deferred tax assets:
Accrued expenses and reserves	$9.4	$9.6
Compensation and employee benefits	16.2	17.4
Other items	18.1	15.0
Valuation allowance on state and foreign deferred tax	(6.8)	(9.8)
Total deferred tax assets	36.9	32.2
Deferred tax liabilities:
Accelerated depreciation on fixed assets	12.2	12.0
Amortization of intangibles	45.0	41.9
Other items	—	0.3
Total deferred tax liabilities	57.2	54.2
Net deferred tax liabilities	$(20.3)	$(22.0)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for certain state and foreign income tax purposes incurred over the 3-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth.

On the basis of this evaluation, as of December 31, 2018, a valuation allowance of $6.8 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The Company has foreign income tax net operating loss (“NOL”) carryforwards of $10.0 million and state income tax NOL and credit carryforwards of $6.9 million, which will expire on various dates as follows:

(In millions)
2018-2019	$0.4
2020-2024	2.8
2025-2029	4.0
2030-2034	2.0
2035-2039	0.7
Unlimited	7.0
$16.9

The Company believes that it is more likely than not that the benefit from certain foreign NOL carryforwards as well as certain state NOL and state credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $5.0 million on the deferred tax assets related to these foreign NOL carryforwards and a valuation allowance of $1.8 million on the deferred tax assets related to these state NOL and credit carryforwards.

As of December 31, 2018, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $381.1 million. Because $339.2 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the 2017 Tax Act, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

As of the beginning of fiscal year 2018, the Company had gross unrecognized tax benefits of $1.3 million, excluding accrued interest and penalties.  The unrecognized tax benefits increased due to uncertain tax positions identified in the current year based on evaluations made during 2018 which were offset by statue expirations. The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $1.1 million as of December 31, 2018.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2018, 2017, and 2016 (excluding interest and penalties) is as follows:

(In millions)	2018	2017	2016
Beginning balance	$1.3	$1.3	$2.4
Additions for tax positions of the current year	—	0.4	0.1
Additions for tax positions of prior years	0.3	0.2	0.1
Reductions for tax positions of prior years	—	—	(0.2)
Statute expirations	(0.5)	(0.6)	(1.1)
Settlements	—	—	—
Ending balance	$1.1	$1.3	$1.3

If recognized, each annual effective tax rate would be affected by the net unrecognized tax benefits of $1.0 million, $1.3 million, and $1.3 million as of year-end 2018, 2017, and 2016, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. In 2018, interest and penalties decreased $0.3 million, for prior year tax positions. The Company has accrued interest and penalties as of December 31, 2018, December 31, 2017, and December 31, 2016 of approximately $0.3 million, $0.6 million, and $1.1 million, respectively.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With few exceptions, as of December 31, 2018, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2015 and is no longer subject to foreign or state income tax examinations by tax authorities for years before 2013.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the expiration of a statute of limitation. Based on the current audits in process and pending statute expirations, the payment of taxes as a result could be up to $0.4 million.

11. DEBT
Debt consisted of the following:

(In millions)	2018	2017
New York Life Agreement	$75.0	$75.0
Credit Agreement	76.3	67.0
Prudential Agreement	30.0	60.0
Tax increment financing debt	19.8	20.8
Capital leases	0.1	0.1
Foreign subsidiary debt	5.4	3.5
Less: unamortized debt issuance costs	(0.2)	(0.3)
	206.4	226.1
Less current maturities	(112.0)	(100.5)
Long-term debt	$94.4	$125.6

Debt outstanding at December 31, 2018, excluding unamortized debt issuance costs, matures as follows:

(In millions)	Total	2019	2020	2021	2022	2023	Thereafter
Debt	$206.5	$112.0	$1.3	$1.2	$1.3	$1.3	$89.4
Capital leases	0.1	—	0.1	—	—	—	—
	$206.6	$112.0	$1.4	$1.2	$1.3	$1.3	$89.4

New York Life Agreement
On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the “New York Life Agreement”) for $150.0 million maximum aggregate principal borrowing capacity. On October 28, 2016, the Company entered into the First Amendment to the Note Purchase and Private Shelf Agreement. The Amendment was intended to make the covenants within the New York Life Agreement consistent with the covenants that were modified in the Third Amended and Restated Credit Agreement (the “Credit Agreement”). On September 26, 2018 the Company entered into the Second Amendment to the Note Purchase and Private Shelf Agreement which increased the aggregate borrowing capacity to $200.0 million and authorized the issuance of $75.0 million of fixed rate senior noted due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable rate indebtedness with New York Life. As of December 31, 2018, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

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

Prudential Agreement
On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”) in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and had at issuance an average life of 10 years with a final maturity in 2019.  On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million.  On December 14, 2011, the Company entered into Amendment No. 4 to the Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Agreement. On December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to extend the effective date to December 31, 2015. On May 5, 2015, the Company entered into Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to increase the total borrowing capacity from $200.0 million to $250.0 million. On October 28, 2016, the Company entered into Amendment No. 1 to the Third Amended and Restated Note Purchase and Private Shelf Agreement. This amendment was intended to make the covenants within the Prudential Agreement consistent with the covenants that were modified in the Credit Agreement (below). As of December 31, 2018, the Company has $150.0 million borrowing capacity available under the Prudential Agreement.  Principal installments of $30.0 million are payable annually commencing on April 30, 2015 and continuing to and including April 30, 2019, with any unpaid balance due at maturity.

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

As of December 31, 2018, the Company had $76.3 million outstanding borrowings, $5.5 million in letters of credit outstanding, and $218.2 million of available capacity under the Credit Agreement. As of December 31, 2017, the Company had $67.0 million outstanding borrowings, $5.5 million in letters of credit outstanding, and $227.5 million of available capacity under the Credit Agreement.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Credit Agreement, the Prudential Agreement, the Project Bonds, and the New York Life Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of December 31, 2018.

12. SHAREHOLDERS’ EQUITY

Authorized Shares
The Company has the authority to issue 65,000,000, $.10 par value shares.

Share Repurchases
During 2018, 2017, and 2016, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(In millions, except share amounts)	2018	2017	2016
Repurchases	$31.4	$—	$3.8
Shares	749,614	—	144,600

In 2018, the Company retired 62,908 shares that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards.  The Company also retired 8,775 shares that had been previously granted as stock awards to employees, but were forfeited upon not meeting the required restriction criteria or termination. In 2017, the Company retired 87,679 shares that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards.  The Company also retired 14,033 shares that had been previously granted as a stock award to employees, but were forfeited upon not meeting the required restriction criteria or termination.  In 2016, the Company retired 96,929 shares that were received from employees as payment for the exercise price of their stock options and taxes owned upon the exercise of their stock options and release of their restricted awards. The Company also retired 16,391 shares that had been previously granted as stock awards to employees, but were forfeited upon not meeting the required restriction criteria or termination.

In 2016, the Company early adopted ASU 2016-09; therefore, no amounts were recorded to equity as a result of stock option exercises and award vests for fiscal years 2018, 2017 and 2016.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss), net of tax, by component are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance, January 2, 2016	$(110.1)	$(51.5)	$(161.6)

Other comprehensive income/(loss) before reclassifications	(8.3)	—	(8.3)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	—	—
Net other comprehensive income/(loss)	(8.3)	—	(8.3)

Balance, December 31, 2016	$(118.4)	$(51.5)	$(169.9)

Other comprehensive income/(loss) before reclassifications	18.7	—	18.7
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	2.2	2.2
Net other comprehensive income/(loss)	18.7	2.2	20.9

Balance, December 31, 2017	$(99.7)	$(49.3)	$(149.0)

Other comprehensive income/(loss) before reclassifications	(34.8)	—	(34.8)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.8	0.8
Net other comprehensive income/(loss)	(34.8)	0.8	(34.0)

Balance, December 31, 2018	$(134.5)	$(48.5)	$(183.0)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 8 for additional details) and is included in the “Selling, general, and administrative expenses” line of the Company’s consolidated statements of income.

(2) Net of tax expense of $0.3 million, $0.5 million and $0.5 million for 2018, 2017, and 2016, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	2018	2017	2016
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$105.9	$78.2	$78.7
Less: Earnings allocated to participating securities	0.8	0.6	0.7
Less: Earnings allocated to redeemable noncontrolling interest	—	—	1.0
Net income available to common shareholders	$105.1	$77.6	$77.0
Denominator:
Basic weighted average common shares outstanding	46.6	46.5	46.2
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.4	0.5	0.5
Diluted weighted average common shares outstanding	47.0	47.0	46.7
Basic earnings per share	$2.25	$1.67	$1.67
Diluted earnings per share	$2.23	$1.65	$1.65

There were 0.1 million, 0.3 million, and 0.4 million stock options outstanding as of 2018, 2017, and 2016, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

15. SHARE-BASED COMPENSATION
The Franklin Electric Co., Inc. 2017 Stock Plan (the “2017 Stock Plan”) is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, stock unit awards, and stock appreciation rights (“SARs”) to key employees and non-employee directors. The number of shares that may be issued under the Plan is 1,400,000. Stock options and SARs reduce the number of available shares by one share for each share subject to the option or SAR, and stock awards and stock unit awards settled in shares reduce the number of available shares by 1.5 shares for every one share delivered.

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

The total share-based compensation expense recognized in 2018, 2017, and 2016 was $8.4 million, $7.1 million, and $6.9 million, respectively.

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

The table below provides the weighted average grant-date fair values and key assumptions used for the Black-Scholes model to determine the fair value of options granted during 2018, 2017, and 2016:

	2018	2017	2016
Risk-free interest rate	2.69%	1.89%	1.21%
Dividend yield	1.05%	0.94%	1.32%
Volatility factor	28.71%	31.19%	37.70%
Expected term	5.6 years	5.5 years	5.5 years
Weighted average grant-date fair value of options	$11.40	$12.30	$9.18

A summary of the Company’s outstanding stock option activity and related information is as follows:

(Shares in thousands)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of 2018	1,388	$28.79
Granted	251	40.26
Exercised	(405)	22.23
Forfeited	(5)	37.63
Outstanding at end of 2018	1,229	$33.25	6.13 years	$11,870
Expected to vest after applying forfeiture rate	1,210	$33.15	6.09 years	$11,806
Vested and exercisable at end of period	690	$29.42	4.47 years	$9,320

(In millions)	2018	2017	2016
Intrinsic value of options exercised	$10.2	$6.2	$5.2
Cash received from the exercise of options	9.0	4.5	5.2
Fair value of shares vested	2.2	2.1	1.7
Tax benefit of options exercised	2.6	2.1	1.9

As of December 31, 2018, there was $1.5 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.49 years.

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

A summary of the Company’s restricted stock/stock unit award activity and related information is as follows:

(Shares in thousands)
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of 2018	463	$36.71
Awarded	164	40.48
Vested	(94)	40.32
Forfeited	(35)	36.58
Non-vested at end of 2018	498	$37.27

The weighted-average grant date fair value of restricted stock/stock unit awards granted in 2018, 2017, and 2016, is $40.48, $42.23, and $29.45, respectively.

As of December 31, 2018, there was $8.5 million of total unrecognized compensation cost related to non-vested stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 2.22 years.

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

The Water Systems segment designs, manufactures and sells motors, pumps, electronic controls and related parts and equipment primarily for use in submersible water and other fluid system applications. The Fueling Systems segment designs, manufactures and sells pumps, electronic controls and related parts and equipment primarily for use in submersible fueling system applications. The Fueling Systems segment integrates and sells motors and electronic controls produced by the Water Systems segment. The Distribution segment sells to and provides pre sale support and specifications to the installing contractors. The Distribution segment sells products produced by the Water Systems segment. In the prior year, the Company reported certain product transfers between Water and Fueling as intersegment revenue.  The Company is now reporting these product transfers between Water and Fueling as inventory transfers as a significant number of the Company's manufacturing facilities are shared across segments for scale and efficiency purposes.  The Company continues to report intersegment transfers from Water to Distribution as intersegment revenue at market prices to properly reflect the commercial arrangement of vendor to customer that exists between the Water and Distribution segments.  Segment operating income is a key financial performance measure. Operating income by segment is based on net sales less identifiable operating expenses and allocations and includes profits recorded on sales to other segments of the Company.  The Company has retrospectively revised segment results in prior periods to conform with current period presentations.  There is no impact on the Company's previously reported consolidated financial position, results of operations, or cash flows.

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

Financial information by reportable business segment is included in the following summary:

Net Sales
(In millions)	2018	2017	2016
Water Systems
External sales
United States & Canada	$354.1	$308.5	$343.1
Latin America	120.9	130.0	127.5
Europe, Middle East & Africa	184.3	177.7	167.3
Asia Pacific	81.0	86.3	85.3
Intersegment sales
United States & Canada	56.2	40.8	—
Total sales	796.5	743.3	723.2
Distribution
External sales
United States & Canada	269.6	176.7	—
Intersegment sales	—	—	—
Total sales	269.6	176.7	—
Fueling Systems
External sales
United States & Canada	160.5	145.4	139.3
All other	127.7	100.3	87.4
Intersegment sales	—	—	—
Total Sales	288.2	245.7	226.7

Intersegment Eliminations/Other	(56.2)	(40.8)	—
Consolidated	$1,298.1	$1,124.9	$949.9

Operating income (loss)
	2018	2017	2016
Water Systems	$112.9	$102.0	$108.2
Distribution	3.4	3.7	—
Fueling Systems	70.4	60.0	56.3
Intersegment Eliminations/Other	(54.7)	(58.5)	(52.4)
Consolidated	$132.0	$107.2	$112.1

	Total assets			Depreciation
	2018	2017	2016	2018	2017	2016
Water Systems	$679.7	$695.4	$671.5	$20.4	$20.9	$19.5
Distribution	165.1	153.1	—	2.2	1.3	—
Fueling Systems	275.7	265.7	251.1	2.2	2.2	2.3
Other	61.9	71.2	117.3	4.9	5.5	5.3
Consolidated	$1,182.4	$1,185.4	$1,039.9	$29.7	$29.9	$27.1

	Amortization			Capital expenditures
	2018	2017	2016	2018	2017	2016
Water Systems	$6.5	$6.2	$6.4	$18.2	$19.1	$31.8
Distribution	0.5	0.4	—	2.0	1.1	—
Fueling Systems	1.8	1.9	1.9	2.2	11.0	2.1
Other	0.1	0.1	0.1	1.0	2.2	3.7
Consolidated	$8.9	$8.6	$8.4	$23.4	$33.4	$37.6

Property, plant and equipment is the major asset group in “Other” of total assets for the fiscal years end December 31, 2018 and December 31, 2017. Cash is the major asset group in “Other” of total assets for the fiscal year ended December 31, 2016.

Financial information by geographic region is as follows:

	Net sales			Long-lived assets
(In millions)	2018	2017	2016	2018	2017	2016
United States	$738.2	$596.6	$446.9	$372.6	$326.1	$349.2
Foreign	559.9	528.3	503.0	221.2	261.2	202.3
Consolidated	$1,298.1	$1,124.9	$949.9	$593.8	$587.3	$551.5

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

No single customer accounted for more than 10 percent of the Company’s consolidated sales in 2018, 2017, or 2016. No single customer accounted for more than 10 percent of the Company’s gross accounts receivable in 2018 or 2017.

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

Total rent expense charged to operations for operating leases including contingent rentals was $17.4 million, $15.1 million, and $11.7 million in 2018, 2017, and 2016, respectively.

The future minimum rental payments for non-cancellable operating leases as of December 31, 2018, are as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Future minimum rental payments	$8.9	$5.9	$3.5	$2.0	$1.1	$5.7

At December 31, 2018, the Company had $8.1 million of commitments primarily for capital expenditures and the purchase of raw materials to be used in production.

The changes in the carrying amount of the warranty accrual, as recorded in the “Accrued expenses and other current liabilities” line of the Company’s consolidated balance sheets for 2018 and 2017, are as follows:

(In millions)	2018	2017
Beginning balance	$9.5	$8.2
Accruals related to product warranties	10.1	9.5
Additions related to acquisitions	0.1	1.2
Reductions for payments made	(10.7)	(9.4)
Ending balance	$9.0	$9.5

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly financial information for 2018 and 2017, is as follows:

(In millions, except per share amounts)
	Net Sales	Gross Profit	Net Income	Net Income Attributable to Franklin Electric Co., Inc.	Basic Earnings Per Share	Diluted Earnings Per Share
2018
1st quarter	$295.6	$99.0	$21.2	$21.2	$0.45	$0.45
2nd quarter	344.0	116.1	30.0	30.5	0.65	0.64
3rd quarter	341.9	113.0	30.0	30.0	0.64	0.63
4th quarter	316.6	104.3	24.3	24.2	0.51	0.51
	$1,298.1	$432.4	$105.5	$105.9	$2.25	$2.23

2017
1st quarter	$220.3	$75.8	$15.9	$15.7	$0.33	$0.33
2nd quarter	305.3	102.8	30.2	29.9	0.64	0.64
3rd quarter	311.1	103.8	24.5	24.5	0.52	0.52
4th quarter	288.2	94.6	8.0	8.1	0.17	0.17
	$1,124.9	$377.0	$78.6	$78.2	$1.67	$1.65

Basic and diluted earnings per share amounts are computed independently for each of the quarters presented.  As a result, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share amount.

19. SUBSEQUENT EVENT

On January 2, 2019, Headwater Companies, LLC, a wholly owned subsidiary of the Company, acquired 100 percent interest of Milan Supply Company of Mt. Pleasant, Michigan for approximately $5.9 million. Milan Supply will continue to operate as a professional groundwater distributor and will be included as a part of the Distribution Segment of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Franklin Electric Co., Inc.
Fort Wayne, Indiana
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of  income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2019

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

In the third quarter of 2016, the Company began the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system. The new ERP system was designed to better support the Company's business needs in response to the changing operating environment and for many business units within the Company is an update to a legacy system product.  The implementation of a worldwide ERP system affects the processes that constitute the Company's internal control over financial reporting and requires testing for effectiveness as the implementation progresses. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting. The Conversion will happen in two stages. The first stage involved converting the primary legacy ERP system. As of the first quarter of 2018, all business units previously on the primary legacy system have converted to the new ERP system. The second stage will convert those companies that remained on their local ERP system after the date of acquisition. The second stage is ongoing as of December 31, 2018. Additionally, early in the fourth quarter of 2018, the Company migrated the Distribution segment to a common ERP system. The implementation did not result in any material changes to the Company’s internal control over financial reporting. The implementation was not completed in response to any identified deficiencies in the Company’s internal control over financial reporting.

Other than the ERP implementations, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded Valley Farms, Industrias Rotor Pump, and the asset acquisition of SPD of Midtronics, Inc (Note 3 - Acquisitions) from its assessment of internal controls over financial reporting as these acquisitions occurred in 2018. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition.  The net sales and total assets of current year acquisitions represented was approximately 3.0 percent and 5.2 percent, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2018.  Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. This report appears on page 70.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Franklin Electric Co., Inc.
Fort Wayne, Indiana
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded Valley Farms Supply, Inc., ("Valley Farms"), and Industrias Rotor Pump S.A. (“Industrias Rotor Pump”), and the asset acquisition of the Stationary Power Division (“SPD”) of Midtronics, from its assessment of internal control over financial reporting as these acquisitions occurred in 2018. The combined net sales and total assets of these acquisitions represented approximately 3.0 percent and 5.2 percent, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at these acquired companies.
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
February 28, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and director nominees required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2019, under the headings of “ELECTION OF DIRECTORS” and “INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS,” and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of “EXECUTIVE OFFICERS OF THE REGISTRANT,” and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4, or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2019, under the heading of “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors, the Audit Committee of the board of directors, and the Company’s code of conduct and ethics required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2019 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2019, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXCERCISES AND STOCK VESTED TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2019, under the headings of “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2019, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2019, under the heading “PROPOSAL 2: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2019 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this report:	Form 10-K Annual Report (page)
1. Financial Statements - Franklin Electric Co., Inc.
Consolidated Statements of Income for the three years ended December 31, 2018	30
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2018	31
Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017	32
Consolidated Statements of Cash Flows for the three years ended December 31, 2018	34
Consolidated Statements of Equity for the three years ended December 31, 2018	36
Notes to Consolidated Financial Statements	37
2. Financial Statement Schedule - Franklin Electric Co., Inc.
Schedule II - Valuation and Qualifying Accounts	73
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

3. Exhibits
Exhibits are set forth in the attached Exhibit Index.	76
Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
2018
Allowance for doubtful accounts	$4.4	$(0.1)	$—	$0.1	$4.4
Allowance for deferred taxes	9.8	2.3	5.3	—	6.8
2017
Allowance for doubtful accounts	$3.6	$(0.1)	$0.2	$1.1	$4.4
Allowance for deferred taxes	9.8	2.4	2.4	—	9.8
2016
Allowance for doubtful accounts	$3.8	$0.1	$0.3	$—	$3.6
Allowance for deferred taxes	7.2	2.9	0.3	—	9.8

(a) Charges for which allowances were created.
(b) Primarily related to acquisitions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: February 28, 2019	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2019.

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
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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
10.17
Form of Confidentiality and Non-Compete Agreement between the Company and Gregg C. Sengstack, John J. Haines, Steven W. Aikman, Daniel J. Crose, DeLancey W. Davis, Julie S. Freigang, Donald P. Kenney, Robert J. Stone, Jonathan M. Grandon, and Dr. Paul N. Chhabra (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

Number	Description
10.18
Form of Employment Security Agreement between the Company and Steven W. Aikman, DeLancey W. Davis, Julie S. Freigang, Donald P. Kenney and Robert J. Stone (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 7, 2013)*

10.19	Form of Employment Security Agreement between the Company and Jonathan M. Grandon (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 1, 2016)*
10.20	Form of Employment Security Agreement between the Company and Dr. Paul N. Chhabra (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 8, 2018)*
10.21	Description of the Executive Officer Annual Incentive Cash Bonus Program (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K for the fiscal year ended January 2, 2016)*
10.22	Franklin Electric Co., Inc. Management Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting of Shareholders held May 8, 2015)*
10.23	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 12, 2013)*
10.24	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 12, 2013)*
10.25	Form of Restricted Stock Unit Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on March 12, 2013)*
10.26	Form of Restricted Stock Unit Agreement for Director Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 12, 2013)*
10.27	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 12, 2013)*
10.28	Form of Restricted Stock Award Agreement for Director Employees (incorporated by reference to the Company’s Form 8-K filed on May 4, 2012)*
10.29	Form of Performance Stock Unit Award Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on March 12, 2013)*
10.30	Form of Performance Stock Unit Award Agreement for Director Employees (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on March 12, 2013)*
10.31
Third Amended and Restated Note Purchase and Private Shelf Agreement by and among the Company, Prudential Investment Management, Inc., and the purchasers named therein (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 2, 2015)

10.32
Amendment No. 1 to Third Amended and Restated Note Purchase and Private Shelf Agreement, dated October 28, 2016, by and among the Company, Prudential Investment Management, Inc., and the purchasers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 1, 2016)

10.33
Amendment No. 2 to Third Amended and Restated Note Purchase and Private Shelf Agreement, dated July 30, 2018, by and among the Company, PGIM, Inc. (formerly known as Prudential Investment Management, Inc., and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on July 31, 2018)

10.34
Bond Purchase and Loan Agreement, dated December 31, 2012, among the Company, The Board of Commissions of the County of Allen, Indiana, and the Bondholders referred to therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 2, 2013)

10.35
Amendment No. 1 to Bond Purchase and Loan Agreement and Waiver, dated May 5, 2015, among the Company, The Board of Commissioners of the County of Allen, and the Bondholders referred to therein (incorporated by reference to the Company’s Form 10-Q filed on May 6, 2015)

10.36
Third Amended and Restated Credit Agreement, dated October 28, 2016, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JP Morgan Chase, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 1, 2016)

10.37
Note Purchase and Private Shelf Agreement by and among the Company, NYL Investors LLC, and the purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 2, 2015)

10.38
First Amendment to Note Purchase and Private Shelf Agreement, dated October 28, 2016, by and among the Company, NYL Investors LLC, and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 1, 2016)

Number	Description
10.39
Second Amendment to Note Purchase and Private Shelf Agreement, dated July 30, 2018, by and among the Company, NYL Investors LLC, and the purchasers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on July 31, 2018)

10.40	Issuance of Series B Notes Pursuant to the New York Life Agreement dated May 27, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on October 1, 2018)
10.41
Stock Redemption Agreement, dated April 15, 2015, between the Company and Ms. Patricia Schaefer and Ms. Diane Humphrey (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 20, 2015)

10.42	Franklin Electric Co., Inc. 2017 Stock Plan (incorporated by reference to Exhibit A of the Company’s 2017 Proxy Statement filed on March 21, 2017)*
10.43	Retirement Agreement and General Release between the Company and Robert J. Stone dated December 24, 2018*
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