Form 10-Q
period 2019-03-31
FRANKLIN ELECTRIC CO INC
filed 2019-04-30
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	April 26, 2019
$0.10	46,405,578 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
(In thousands, except per share amounts)	March 31, 2019	March 31, 2018

Net sales	$290,715	$295,630
Cost of sales	201,209	196,648
Gross profit	89,506	98,982
Selling, general, and administrative expenses	76,299	76,275
Restructuring expense	1,086	7
Operating income	12,121	22,700
Interest (expense)	(2,342)	(2,428)
Other income/(expense), net	239	(204)
Foreign exchange income/(expense)	589	(551)
Income before income taxes	10,607	19,517
Income tax (benefit)/expense	1,480	(1,698)
Net income	$9,127	$21,215
Less: Net income attributable to noncontrolling interests	(71)	(41)
Net income attributable to Franklin Electric Co., Inc.	$9,056	$21,174
Income per share:
Basic	$0.19	$0.45
Diluted	$0.19	$0.45

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	First Quarter Ended
(In thousands)	March 31, 2019	March 31, 2018

Net income	$9,127	$21,215
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(2,810)	6,995
Employee benefit plan activity	650	778
Other comprehensive income/(loss)	(2,160)	7,773
Income tax expense related to items of other comprehensive income/(loss)	(141)	(177)
Other comprehensive income/(loss), net of tax	(2,301)	7,596
Comprehensive income	6,826	28,811
Less: Comprehensive income attributable to noncontrolling interests	32	93
Comprehensive income attributable to Franklin Electric Co., Inc.	$6,794	$28,718

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$54,364	$59,173
Receivables, less allowances of $4,623 and $4,394, respectively	180,584	172,899
Inventories:
Raw material	107,010	98,858
Work-in-process	20,698	18,649
Finished goods	208,931	196,542
Total inventories	336,639	314,049
Other current assets	34,115	33,758
Total current assets	605,702	579,879

Property, plant, and equipment, at cost:
Land and buildings	141,397	144,299
Machinery and equipment	267,722	269,484
Furniture and fixtures	49,710	49,426
Other	26,145	22,795
Property, plant, and equipment, gross	484,974	486,004
Less: Allowance for depreciation	(282,377)	(278,940)
Property, plant, and equipment, net	202,597	207,064
Right-of-Use Asset, net	25,411	—
Deferred income taxes	9,115	8,694
Intangible assets, net	132,813	135,052
Goodwill	249,900	248,748
Other assets	3,221	2,928
Total assets	$1,228,759	$1,182,365

	March 31, 2019	December 31, 2018

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$91,399	$76,652
Accrued expenses and other current liabilities	51,242	64,811
Current lease liability	7,738	—
Income taxes	1,748	2,419
Current maturities of long-term debt and short-term borrowings	131,957	111,975
Total current liabilities	284,084	255,857
Long-term debt	93,803	94,379
Long-term lease liability	17,675	—
Income taxes payable non-current	10,881	10,881
Deferred income taxes	28,927	28,949
Employee benefit plans	36,963	38,020
Other long-term liabilities	19,826	17,934

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	408	518

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,370 and 46,326, respectively)	4,637	4,632
Additional capital	262,002	257,535
Retained earnings	652,737	654,724
Accumulated other comprehensive loss	(185,281)	(183,019)
Total shareholders' equity	734,095	733,872
Noncontrolling interest	2,097	1,955
Total equity	736,192	735,827
Total liabilities and equity	$1,228,759	$1,182,365

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net income	$9,127	$21,215
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,268	9,896
Non-cash lease expense	2,805	—
Share-based compensation	3,230	3,326
Deferred income taxes	(37)	(5,417)
(Gain)/loss on disposals of plant and equipment	530	(396)
Foreign exchange (income)/expense	(589)	551
Changes in assets and liabilities, net of acquisitions:
Receivables	(6,517)	(17,242)
Inventory	(20,986)	(23,932)
Accounts payable and accrued expenses	1,309	(15,378)
Operating Leases	(2,804)	—
Income taxes	(509)	(2,463)
Employee benefit plans	(31)	(786)
Other, net	2,269	3,442
Net cash flows from operating activities	(2,935)	(27,184)
Cash flows from investing activities:
Additions to property, plant, and equipment	(5,220)	(5,921)
Proceeds from sale of property, plant, and equipment	64	208
Cash paid for acquisitions, net of cash acquired	(5,405)	(8,428)
Other, net	3	—
Net cash flows from investing activities	(10,558)	(14,141)
Cash flows from financing activities:
Proceeds from issuance of debt	53,202	59,561
Repayment of debt	(33,533)	(7,554)
Proceeds from issuance of common stock	1,251	642
Purchases of common stock	(4,329)	(7,949)
Dividends paid	(6,723)	(5,037)
Net cash flows from financing activities	9,868	39,663
Effect of exchange rate changes on cash	(1,184)	1,799
Net change in cash and equivalents	(4,809)	137
Cash and equivalents at beginning of period	59,173	67,233
Cash and equivalents at end of period	$54,364	$67,370

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018

Cash paid for income taxes, net of refunds	$1,896	$6,029
Cash paid for interest	$3,113	$2,502

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$368	$—
Payable to seller of Valley Farms Supply, Inc.	$—	$450

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2019, and for the first quarters ended March 31, 2019 and March 31, 2018 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the first quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and may be applied either at the beginning of the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company adopted the standard effective January 1, 2019 and did not reclassify tax effects stranded in accumulated other comprehensive loss. As such, there is no impact on the Company’s consolidated financial position, results of operations, and cash flows as a result of the adoption of the ASU.
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
The Company adopted the standard effective January 1, 2019 utilizing the optional transition method prescribed in ASU 2018-11. The Company utilized the transition practical expedients, per ASC 842-10-65-11, that are permitted with the new standard when elected as a package. The Company will also utilize other available practical expedients, including the election not to separate non-lease components and the election to use hindsight when determining the lease terms. Finally, the Company has made an accounting policy election to not present leases with an initial term of 12 months or less (short-term leases) on the balance sheet.
The Company has recorded on the Balance Sheet ROU assets and lease liabilities. The initial ROU asset at the implementation of the standard was approximately $26.3 million with a corresponding lease liability of the same amount. The Company segregated the lease liabilities between short term and long term based on the related contractual maturities. The Company has recognized the cash paid for lease liabilities in the Statement of Cash Flows. The Company did not have an adjustment to retained earnings as a result of the adoption of this standard. Additional disclosures regarding the Company’s leases can be found in Footnote 14 - Commitments and Contingencies.
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

3. ACQUISITIONS
During the first quarter ended March 31, 2019, the Company acquired 100 percent of the ownership interests of Mt. Pleasant, Michigan-based Milan Supply Company ("Milan Supply"), for a purchase price of approximately $6.1 million after working capital adjustments. Milan Supply is a professional groundwater distributor operating six locations in the State of Michigan. Milan Supply is part of the Company’s Distribution Segment, which is a collection of professional groundwater equipment distributors. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2019, as the results of operations for this acquisition is immaterial.

During the third quarter ended September 30, 2018, the Company acquired, in separate transactions, substantially all of the assets of Stationary Power Division ("SPD") of Midtronics, Inc., and 100 percent of the ownership interest in Industrias Rotor Pump S.A. ("Industrias Rotor Pump") for a combined purchase price of approximately $37 million. The acquisitions were not material individually or in the aggregate. The fair value of the assets acquired and the liabilities assumed are preliminary as of March 31, 2019.

During the first quarter ended March 31, 2018, the Company acquired 100 percent of the ownership interests of Valley Farms Supply, Inc ("Valley Farms"). The fair value of the assets acquired and the liabilities assumed related to the Valley Farms acquisition are considered final as of March 31, 2019, and the final purchase price was $9.5 million after working capital adjustments. The Company has not presented fair values of the assets acquired and the liabilities assumed as the values are not material.

Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations. There were $0.0 million and $0.1 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the first quarters ended March 31, 2019 and March 31, 2018, respectively.
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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of March 31, 2019 and December 31, 2018, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3.5	$3.5	$—	$—

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2.5	$2.5	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $225.7 million and $206.3 million and estimated fair values of $228 million and $205 million as of March 31, 2019 and December 31, 2018, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of March 31, 2019, the swap had a notional value based on 235,000 shares. For the first quarters ended March 31, 2019 and March 31, 2018, the swap resulted in a gain of $1.9 million and a loss of $1.1 million, respectively. Gains and losses resulting from the the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Patents	$7.5	$(6.9)	$7.5	$(6.9)
Technology	7.5	(6.5)	7.5	(6.4)
Customer relationships	150.8	(65.6)	151.0	(63.8)
Other	2.8	(2.6)	2.8	(2.5)
Total	$168.6	$(81.6)	$168.8	$(79.6)
Unamortizing intangibles:
Trade names	45.8	—	45.9	—
Total intangibles	$214.4	$(81.6)	$214.7	$(79.6)

Amortization expense related to intangible assets for the first quarters ended March 31, 2019 and March 31, 2018 was $2.3 million and $2.2 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2019	2020	2021	2022	2023
	$9.2	$9.0	$8.7	$8.5	$8.4

The change in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2019, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2018	$145.5	$67.5	$35.7	$248.7
Acquisitions	—	—	1.7	1.7
Foreign currency translation	(0.6)	0.1	—	(0.5)
Balance as of March 31, 2019	$144.9	$67.6	$37.4	$249.9

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of March 31, 2019, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2018 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the first quarters ended March 31, 2019 and March 31, 2018:

(In millions)	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Service cost	$0.2	$0.2	$—	$—
Interest cost	1.5	1.3	0.1	0.1
Expected return on assets	(2.0)	(2.1)	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	0.6	0.7	—	0.1
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.3	$0.1	$0.1	$0.2

In the first quarter ended March 31, 2019, the Company made contributions of $0.0 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2019 will be finalized by September 15, 2019, based upon the funding level requirements identified and year-end valuation performed at December 31, 2018.

8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the three month period ended March 31, 2019 was 13.9 percent as compared to negative 8.7 percent for the three month period ended March 31, 2018. The effective tax rate is lower than the U.S. statutory rate of 21 percent primarily due to foreign earnings taxed at rates below the U.S. statutory rate, t he recognition of the foreign-derived intangible income (FDII) provisions, and certain discrete events including excess tax benefits from share-based compensation.

The increase in the effective tax rate for the three months ended March 31, 2019, compared with the same period in 2018, was primarily a result of the release of a valuation allowance of $5.4 million related to NOLs and incentives during the three month period ended March 31, 2018.

9. DEBT
Debt consisted of the following:

(In millions)	March 31, 2019	December 31, 2018
Prudential Agreement	$30.0	$30.0
Tax increment financing debt	19.3	19.8
New York Life Agreement	75.0	75.0
Credit Agreement	95.7	76.3
Financing Leases	0.1	0.1
Foreign subsidiary debt	5.8	5.4
Less: unamortized debt issuance costs	(0.1)	(0.2)
	$225.8	$206.4
Less: current maturities	(132.0)	(112.0)
Long-term debt	$93.8	$94.4

Debt outstanding, excluding unamortized debt issuance costs, at March 31, 2019 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$225.8	$132.0	$1.2	$1.3	$1.3	$1.3	$88.7
Financing Leases	0.1	—	0.1	—	—	—	—
	$225.9	$132.0	$1.3	$1.3	$1.3	$1.3	$88.7

Prudential Agreement
The Company maintains the Third Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with an initial borrowing capacity of $250.0 million. The Prudential Agreement bears a coupon of 5.79 percent with a final maturity in 2019.  Principal installments of $30.0 million are payable annually, including the date of maturity of April 30, 2019, with any unpaid balance due at that time. There is no additional borrowing capacity resulting from principal payments made by the Company. As of March 31, 2019, the Company has $150.0 million borrowing capacity available under the Prudential Agreement.

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

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"), with a maximum aggregate borrowing capacity of $200.0 million. On September 26, 2018, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of March 31, 2019, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of March 31, 2019, the Company had $95.7 million in outstanding borrowings which were primarily used for acquisition and working capital needs, $3.7 million in letters of credit outstanding, and $200.6 million of available capacity under the Credit Agreement.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of March 31, 2019.

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

The following table sets forth the computation of basic and diluted earnings per share:

	First Quarter Ended
(In millions, except per share amounts)	March 31, 2019	March 31, 2018
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$9.1	$21.2
Less: Earnings allocated to participating securities	0.1	0.2
Net income available to common shareholders	$9.0	$21.0
Denominator:
Basic weighted average common shares outstanding	46.3	46.6
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.4	0.5
Diluted weighted average common shares outstanding	46.7	47.1
Basic earnings per share	$0.19	$0.45
Diluted earnings per share	$0.19	$0.45

There were 0.1 million and 0.3 million stock options outstanding for the first quarters ended March 31, 2019 and March 31, 2018, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

11. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the first quarters ended March 31, 2019 and March 31, 2018:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2018	$4,632	$257,535	$654,724	$(48,585)	$(134,434)	$1,955	$735,827	$518
Net income			9,056			174	9,230	(103)
Dividends on common stock ($0.145/share)			(6,723)				(6,723)
Common stock issued	6	1,245					1,251
Common stock repurchased	(9)		(4,320)				(4,329)
Share-based compensation	8	3,222					3,230
Currency translation adjustment					(2,771)	(32)	(2,803)	(7)
Pension liability, net of tax				509			509
Balance as of March 31, 2019	$4,637	$262,002	$652,737	$(48,076)	$(137,205)	$2,097	$736,192	$408

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2017	$4,663	$240,136	$604,905	$(49,364)	$(99,683)	$1,964	$702,621	$1,502
Net Income			21,174			195	21,369	(154)
Dividends on common stock ($0.1075/share)			(5,037)				(5,037)
Common stock issued	3	639					642
Common stock repurchased	(20)		(7,929)				(7,949)
Share-based compensation	6	3,320					3,326
Currency translation adjustment					6,943	40	6,983	12
Pension liability, net of tax				601			601
Balance as of March 31, 2018	$4,652	$244,095	$613,113	$(48,763)	$(92,740)	$2,199	$722,556	$1,360

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Changes in accumulated other comprehensive income/(loss) by component for the first quarters ended March 31, 2019 and March 31, 2018, are summarized below:

(In millions)
For the first quarter ended March 31, 2019:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance as of December 31, 2018	$(134.5)	$(48.5)	$(183.0)

Other comprehensive income/(loss) before reclassifications	(2.8)	—	(2.8)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.5	0.5
Net other comprehensive income/(loss)	(2.8)	0.5	(2.3)

Balance as of March 31, 2019	$(137.3)	$(48.0)	$(185.3)

For the first quarter ended March 31, 2018
Balance as of December 31, 2017	$(99.7)	$(49.3)	$(149.0)

Other comprehensive income/(loss) before reclassifications	6.9	—	6.9
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.6	0.6
Net other comprehensive income/(loss)	6.9	0.6	7.5

Balance as of March 31, 2018	$(92.8)	$(48.7)	$(141.5)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.1 million and $0.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Amounts related to noncontrolling interests were not material.

13. SEGMENT AND GEOGRAPHIC INFORMATION
The accounting policies of the operating segments are the same as those described in Note 1 of the Company's Form 10-K.  Revenue is recognized based on the invoice price at the point in time when the customer obtains control of the product, which is typically upon shipment to the customer. The Water and Fueling segments include manufacturing operations and supply certain components and finished goods, both between segments and to the Distribution segment.  The Company reports these product transfers between Water and Fueling as inventory transfers as a significant number of the Company's manufacturing facilities are shared across segments for scale and efficiency purposes.  The Company reports intersegment transfers from Water to Distribution as intersegment revenue at market prices to properly reflect the commercial arrangement of vendor to customer that exists between the Water and Distribution segments.

Segment operating income is a key financial performance measure. Operating income by segment is based on net sales less identifiable operating expenses and allocations and includes profits recorded on sales to other segments of the Company.  During the first quarter of 2019, the Company changed management reporting for transfers of certain products between the Water and Fueling segments. This reclassification resulted in $0.8 million of sales and $0.1 million of operating income for the quarter ended March 31, 2018, being reclassified from the Fueling Segment to the Water segment. There is no impact on the Company's previously reported consolidated financial position, results of operations, or cash flows.

Financial information by reportable business segment is included in the following summary:

	First Quarter Ended
(In millions)	March 31, 2019	March 31, 2018
	Net sales
Water Systems
External sales
United States & Canada	$86.8	$84.7
Latin America	30.5	29.1
Europe, Middle East & Africa	37.7	46.2
Asia Pacific	22.2	20.8
Intersegment sales
United States & Canada	11.2	11.8
Total sales	188.4	192.6
Distribution
External sales
United States & Canada	53.3	56.2
Intersegment sales	—	—
Total sales	53.3	56.2
Fueling Systems
External sales
United States & Canada	35.1	32.0
All other	25.1	26.6
Intersegment sales	—	—
Total sales	60.2	58.6

Intersegment Eliminations/Other	(11.2)	(11.8)
Consolidated	$290.7	$295.6

	First Quarter Ended
	March 31, 2019	March 31, 2018
	Operating income/(loss)
Water Systems	$19.2	$25.1
Distribution	(4.3)	(0.8)
Fueling Systems	12.3	13.7
Intersegment Eliminations/Other	(15.1)	(15.3)
Consolidated	$12.1	$22.7

	March 31, 2019	December 31, 2018
	Total assets
Water Systems	$694.3	$679.7
Distribution	185.1	165.1
Fueling Systems	283.5	275.7
Other	65.9	61.9
Consolidated	$1,228.8	$1,182.4

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

At March 31, 2019, the Company had $7.8 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the first quarter ended March 31, 2019, are as follows:

(In millions)
Balance as of December 31, 2018	$9.0
Accruals related to product warranties	2.5
Additions related to acquisitions	0.2
Reductions for payments made	(2.9)
Balance as of March 31, 2019	$8.8

The Company maintains certain warehouses, distribution centers, office space, and equipment operating leases. The Company also has lease agreements that are classified as financing. These financing leases are immaterial to the Company.
The Company utilizes interest rates from lease agreements unless the lease agreement does not provide a readily determinable rate. In these instances, the Company utilized its incremental borrowing rate based on the information available as of the adoption of ASU 2016-02 or at the inception of any new leases entered into thereafter when determining the present value of future lease payments.
Some of the Company’s leases include renewal options. The Company excludes these renewal options in the expected lease term unless the Company is reasonably certain that the option will be exercised.
The components of the Company’s operating lease portfolio as of the first quarter ended March 31, 2019 are as follows:

Lease Cost (in millions):
Operating lease cost	$2.8
Short-term lease cost	0.1

Other Information:
Weighted-average remaining lease term	6 years
Weighted-average discount rate	4.4%

As of March 31, 2019 the Company has approximately $1.4 million of additional ROU assets related to leases that have not yet commenced, but create future lease obligations.

The minimum rental payments for non-cancellable operating leases as of March 31, 2019, are as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Future Minimum Rental Payments	$7.0	$7.2	$4.9	$3.4	$2.5	$6.7

The minimum rental payments for non-cancellable operating leases as of December 31, 2018, were reported as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Future Minimum Rental Payments	$8.9	$5.9	$3.5	$2.0	$1.1	$5.7

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first quarters ended March 31, 2019 and March 31, 2018 are as follows:

	March 31, 2019	March 31, 2018
Risk-free interest rate	2.53%	2.69%
Dividend yield	1.05%	1.05%
Volatility factor	29.38%	28.71%
Expected term	5.5 years	5.6 years

A summary of the Company’s outstanding stock option activity and related information for the first quarter ended March 31, 2019 is as follows:

(Shares in thousands)	March 31, 2019
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,229	$33.25
Granted	190	55.16
Exercised	(59)	21.14
Forfeited	—	—
Outstanding at end of period	1,360	$36.84
Expected to vest after applying forfeiture rate	1,351	$36.78
Vested and exercisable at end of period	839	$31.86

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of March 31, 2019 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	6.55 years	$20,155
Expected to vest after applying forfeiture rate	6.53 years	$20,088
Vested and exercisable at end of period	5.10 years	$16,129

The total intrinsic value of options exercised during the first quarters ended March 31, 2019 and March 31, 2018 was $2.0 million and $0.4 million, respectively.

As of March 31, 2019, there was $2.4 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.17 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the first quarter ended March 31, 2019 is as follows:

(Shares in thousands)	March 31, 2019
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	498	$37.27
Awarded	118	54.61
Vested	(67)	36.60
Forfeited	(5)	37.56
Non-vested at end of period	544	$41.12

As of March 31, 2019, there was $12.6 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 1.98 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2019 vs. First Quarter 2018

OVERVIEW
Sales in the first quarter of 2019 decreased from the first quarter of last year. The sales decrease was primarily from foreign currency translation. The Company's consolidated gross profit was $89.5 million for the first quarter of 2019, a decrease of $9.5 million from the prior year’s first quarter. The gross profit decrease was primarily due to lower sales. The gross profit as a percent of net sales was 30.8 percent in the first quarter of 2019 versus 33.5 percent during the first quarter 2018.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first quarter of 2019 were $290.7 million, a decrease of $4.9 million or about 2 percent compared to 2018 first quarter sales of $295.6 million.  The sales increase from acquisitions was $8.6 million.  Sales revenue decreased by $12.9 million or about 4 percent in the first quarter of 2019 due to foreign currency translation. Excluding the impact of foreign currency translation, the Company’s organic sales growth was flat.

	Net Sales
(In millions)	Q1 2019	Q1 2018	2019 v 2018
Water Systems	$188.4	$192.6	$(4.2)
Fueling Systems	60.2	58.6	$1.6
Distribution	53.3	56.2	$(2.9)
Eliminations/Other	(11.2)	(11.8)	$0.6
Consolidated	$290.7	$295.6	$(4.9)

Net Sales-Water Systems
Water Systems revenues were $188.4 million in the first quarter 2019, a decrease of $4.2 million or about 2 percent versus the first quarter 2018 sales of $192.6 million. In the first quarter of 2019, sales from businesses acquired since the first quarter of 2018 were $4.3 million. Sales decreased by $11.5 million or 6 percent in the quarter due to foreign currency translation. Water Systems sales were up about 2 percent, excluding foreign currency translation, in the first quarter of 2019 versus the first quarter of 2018.

Water Systems sales in the U.S. and Canada increased by about 2 percent compared to the first quarter 2018. Foreign currency translation decreased sales by about 1 percent. Sales of Pioneer branded dewatering equipment increased by about 10 percent in the first quarter when compared to the prior year due to diversification of product sales channels. Sales of other surface pumping equipment increased by about 2 percent on stronger sales of wastewater products. Sales of groundwater pumping equipment were down about 5 percent versus the first quarter 2018. The decline in groundwater pumping systems was primarily due to adverse winter weather conditions in North America that reduced demand for the Company’s groundwater pumping systems including sales through the Headwater Distribution segment.

Water Systems sales in markets outside the U.S. and Canada declined by about 6 percent overall. Foreign currency translation decreased sales by about 11 percent. Outside the U.S. and Canada, Water Systems realized organic sales growth of about 11 percent in Asia Pacific and about 15 percent in Brazil versus the first quarter 2018. These increases were offset by an organic sales decline in Europe, the Middle East and Central America.

Net Sales-Fueling Systems
Fueling Systems sales were $60.2 million in the first quarter of 2019, an increase of $1.6 million or about 3 percent versus the first quarter 2018 sales of $58.6 million. In the first quarter of 2019, sales from businesses acquired since the first quarter of

2018 were $1.5 million. Fueling Systems sales decreased by $1.4 million or 2 percent in the quarter due to foreign currency translation. Fueling Systems sales growth, excluding foreign currency translation, was about 3 percent.

Fueling Systems sales in the U.S. and Canada increased by about 10 percent compared to the first quarter 2018. The increase was principally in the fuel management and service station hardware product lines. Outside the U.S. and Canada, Fueling Systems revenues declined by about 5 percent, due to lower sales of storage tanks, fuel pumping systems, and underground pipe and containment systems primarily in Europe and China.

Net Sales-Distribution
Distribution sales were $53.3 million in the first quarter 2019, versus first quarter 2018 sales of $56.2 million. In the first quarter of 2019, sales from businesses acquired since the first quarter of 2018 were $2.8 million. The Distribution segment organic sales were down about 10 percent compared to the first quarter of 2018 primarily due to unfavorable weather conditions.
Cost of Sales
Cost of sales as a percentage of net sales for the first quarters of 2019 and 2018 was 69.2 percent and 66.5 percent, respectively. Correspondingly, the gross profit margin decreased to 30.8 percent from 33.5 percent, a decline of 270 basis points. The Company’s consolidated gross profit was $89.5 million for the first quarter of 2019, a decrease from the first quarter of 2018 gross profit of $99.0 million. The gross profit decrease was primarily due to lower sales volume primarily due to unfavorable weather conditions in North America. The decline in gross profit margin percentage is primarily due to the lost leverage on fixed cost from the lower sales, unfavorable product and geographic sales mix shifts, mostly in the Water Systems segment, and higher freight costs.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $76.3 million in the first quarter of 2019 and 2018. SG&A expenses from acquired businesses was $3.0 million and excluding the acquired entities, the Company’s SG&A expenses in the first quarter of 2019 were $73.3 million, a decrease of about 4 percent from the first quarter 2018, due primarily to the effect of foreign currency translations in the first quarter of 2019 versus the prior year.

Restructuring Expenses
There were $1.1 million of restructuring expenses for the first quarter of 2019. Restructuring expenses for the first quarter of 2019 were $0.6 million in the Distribution segment and related to miscellaneous branch closings and consolidation. Restructuring expenses for the first quarter of 2019 were $0.5 million in the Water segment and related to continued miscellaneous manufacturing realignment activities. There were no meaningful restructuring expenses for the first quarter of 2018.

Operating Income
Operating income was $12.1 million in the first quarter of 2019, down $10.6 million or about 47 percent from $22.7 million in the first quarter of 2018.

	Operating income (loss)
(In millions)	Q1 2019	Q1 2018	2019 v 2018
Water Systems	$19.2	$25.1	$(5.9)
Fueling Systems	12.3	13.7	(1.4)
Distribution	(4.3)	(0.8)	(3.5)
Eliminations/Other	(15.1)	(15.3)	0.2
Consolidated	$12.1	$22.7	$(10.6)

Operating Income-Water Systems
Water Systems operating income was $19.2 million in the first quarter 2019, down $5.9 million versus the first quarter 2018. The first quarter operating income margin was 10.2 percent, down 280 basis points from 13.0 percent in the first quarter of 2018. Operating income decreased in Water Systems primarily due to lower sales volume, the resultant lost leverage on fixed costs, adverse product sales mix and higher freight costs.

Operating Income-Fueling Systems

Fueling Systems operating income was $12.3 million in the first quarter of 2019 compared to $13.7 million in the first quarter of 2018, a decrease of about 10 percent. The decrease in operating income was primarily related to higher fixed costs. The first quarter Fueling Systems operating income margin was 20.4 percent, a decrease of 300 basis points from the 23.4 percent of net sales in the first quarter of 2018. Operating income margin declined primarily due to lost leverage on fixed costs as growth from higher sales was offset by higher fixed costs.

Operating Income-Distribution
The Distribution segment recorded an operating loss of $4.3 million in the first quarter of 2019 compared to a $0.8 million loss in the first quarter of 2018. The Distribution loss was primarily due to lower sales volume, higher product costs partially offset by sales price increases, adverse geographic and product sales mix and lost leverage on fixed costs from lower sales.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses.  The intersegment profit elimination impact in the first quarter of 2019 versus the first quarter of 2018 was expense of $0.6 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses were lower by $0.8 million or about 6 percent to last year, primarily due to lower variable incentive-based compensation expenses.

Interest Expense
Interest expense for the first quarters of 2019 and 2018 was $2.3 million and $2.4 million, respectively.

Other Income or Expense
Other income or expense was income in the first quarter of 2019 of $0.2 million and a loss of $0.2 million in the first quarter of 2018. Included in other income in the first quarter of 2019 was interest income of $0.2 million, primarily derived from the investment of cash balances in short-term securities. Included in other income in the first quarter of 2018 was interest income of $0.1 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange
Foreign currency-based transactions produced a gain of $0.6 million for the first quarter of 2019. Foreign currency-based transactions produced a loss of $0.6 million for the first quarter of 2018.

Income Taxes
The provision for income taxes in the first quarter of 2019 was an expense of $1.5 million and for the same period 2018 a benefit of $1.7 million. The effective tax rate for the first quarter of 2019 was about 14 percent and, before the impact of discrete events, was about 20 percent. The effective tax rate for the first quarter of 2018 was a benefit of about 9 percent and, before the impact of discrete events, was about 19 percent. The increase in the effective tax rate was primarily the result of the release of a valuation allowance of $5.4 million related to state net operating losses and incentives during the first quarter of 2018. The tax rate as a percentage of pre-tax earnings for the full year of 2019 is projected to be about 20 percent, compared to the full year 2018 tax rate of about 19 percent, both before discrete adjustments.

Net Income
Net income for the first quarter of 2019 was $9.1 million compared to the prior year first quarter net income of $21.2 million.  Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2019 was $9.1 million, or $0.19 per diluted share, compared to the prior year first quarter net income attributable to Franklin Electric Co., Inc. of $21.2 million or $0.45 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at March 31, 2019 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and exiting credit agreements.
As of March 31, 2019 the Company had $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of March 31, 2019, the Company had $200.6 million borrowing capacity under the Credit Agreement as $3.7 million in letters of commercial and standby letters of credit were outstanding and undrawn and $95.7 million in revolver borrowings were drawn and outstanding which were primarily used for acquisition and working capital needs.
The Company also has other long-term debt borrowing outstanding as of March 31, 2019. See Note 9 - Debt for additional specifics regarding these obligations and future maturities.
At March 31, 2019, the Company had $49.9 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first three months of 2019 and 2018.

(in millions)	2019	2018
Net cash used in operating activities	$(2.9)	$(27.2)
Net cash used in investing activities	(10.6)	(14.2)
Net cash provided by financing activities	9.9	39.7
Impact of exchange rates on cash and cash equivalents	(1.2)	1.8
Change in cash and cash equivalents	$(4.8)	$0.1

Cash Flows Used in Operating Activities
2019 vs. 2018
Net cash used in operating activities was $2.9 million for the first quarter ended March 31, 2019 compared to $27.2 million used in operating activities for the first quarter ended March 31, 2018. The decrease in cash used by operating activities was due to a decrease of $30.3 million in working capital requirements, primarily customer accounts receivable and accounts payable offset by a decrease in net earnings of about $6.6 million before the prior year non-cash gain of the release of a valuation allowance in deferred income taxes.

Cash Flows Used in Investing Activities
2019 vs. 2018
Net cash used in investing activities was $10.6 million for the first quarter ended March 31, 2019 compared to $14.2 million used in investing activities for the first quarter ended March 31, 2018. The decrease in cash used in investing activities is primarily attributable to decreased acquisition activity and lower spending for property, plant and equipment during the current year.

Cash Flows Provided by Financing Activities
2019 vs. 2018
Net cash provided by financing activities was $9.9 million for the first quarter ended March 31, 2019 compared to $39.7 million provided by financing activities for the first quarter ended March 31, 2018. The decrease in cash provided by financing activities was primarily attributable to lower net debt borrowings, down approximately $32.3 million in the current year consistent with reduced working capital requirements as well as an increase in dividends paid of $1.7 million in the current year compared to dividends paid in the prior year. These were offset by a decrease in common stock repurchases of $3.6 million in the current year compared to common stock repurchases in the prior year.
FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and in Exhibit 99.1 thereto. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the first quarter ended March 31, 2019. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

In the third quarter of 2016, the Company began the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system. The new ERP system was designed to better support the Company's business needs in response to the changing operating environment and for many business units within the Company is an update to a legacy system product.  The implementation of a worldwide ERP system affects the processes that constitute the Company's internal control over financial reporting and requires testing for effectiveness as the implementation progresses. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting. The Conversion will happen in two stages. The first stage involved converting the primary legacy ERP system. As of the quarter ended, all business units previously on the primary legacy system have converted to the new ERP system. The second stage will convert those companies that remained on their local ERP system after the date of acquisition. The second stage is ongoing as of March 31, 2019.
Other than the ERP implementation, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as set forth in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 57,793 shares for approximately $2.5 million under the plan during the first quarter of 2019. The maximum number of shares that may still be purchased under this plan as of March 31, 2019 is 1,348,955.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
January 1 - January 31	57,793	$42.93	57,793	1,348,955
February 1 - February 28	—	$—	—	1,348,955
March 1 - March 31	—	$—	—	1,348,955
Total	57,793	$42.93	57,793	1,348,955

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 33.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: April 30, 2019	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2019	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED MARCH 31, 2019

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