Form 10-Q
period 2019-06-30
FRANKLIN ELECTRIC CO INC
filed 2019-07-30
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value	FELE	NASDAQ	Global Select Market
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	July 26, 2019
$0.10	46,337,645 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net sales	$355,340	$343,970	$646,055	$639,600
Cost of sales	235,622	227,894	436,831	424,542
Gross profit	119,718	116,076	209,224	215,058
Selling, general, and administrative expenses	75,782	74,965	152,081	151,240
Restructuring expense	245	637	1,331	644
Operating income	43,691	40,474	55,812	63,174
Interest (expense)	(2,295)	(2,606)	(4,637)	(5,034)
Other income/(expense), net	(292)	45	(53)	(159)
Foreign exchange income/(expense)	(505)	(999)	84	(1,550)
Income before income taxes	40,599	36,914	51,206	56,431
Income tax expense	7,787	6,875	9,267	5,177
Net income	$32,812	$30,039	$41,939	$51,254
Less: Net (income)/loss attributable to noncontrolling interests	(67)	458	(138)	417
Net income attributable to Franklin Electric Co., Inc.	$32,745	$30,497	$41,801	$51,671
Income per share:
Basic	$0.70	$0.65	$0.89	$1.10
Diluted	$0.70	$0.64	$0.89	$1.09

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net income	$32,812	$30,039	$41,939	$51,254
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	1,362	(32,736)	(1,448)	(25,741)
Employee benefit plan activity	649	774	1,299	1,552
Other comprehensive income/(loss)	2,011	(31,962)	(149)	(24,189)
Income tax expense related to items of other comprehensive income/(loss)	(141)	(176)	(282)	(353)
Other comprehensive income/(loss), net of tax	1,870	(32,138)	(431)	(24,542)
Comprehensive income/(loss)	34,682	(2,099)	41,508	26,712
Less: Comprehensive income/(loss) attributable to noncontrolling interests	126	(469)	158	(376)
Comprehensive income/(loss) attributable to Franklin Electric Co., Inc.	$34,556	$(1,630)	$41,350	$27,088

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$40,991	$59,173
Receivables, less allowances of $4,441 and $4,394, respectively	220,815	172,899
Inventories:
Raw material	118,091	98,858
Work-in-process	22,174	18,649
Finished goods	212,118	196,542
Total inventories	352,383	314,049
Other current assets	34,937	33,758
Total current assets	649,126	579,879

Property, plant, and equipment, at cost:
Land and buildings	142,349	144,299
Machinery and equipment	271,379	269,484
Furniture and fixtures	42,834	49,426
Other	26,687	22,795
Property, plant, and equipment, gross	483,249	486,004
Less: Allowance for depreciation	(281,149)	(278,940)
Property, plant, and equipment, net	202,100	207,064
Right-of-Use Asset, net	25,708	—
Deferred income taxes	9,177	8,694
Intangible assets, net	130,724	135,052
Goodwill	250,168	248,748
Other assets	2,660	2,928
Total assets	$1,269,663	$1,182,365

	June 30, 2019	December 31, 2018

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$99,654	$76,652
Accrued expenses and other current liabilities	61,651	64,811
Current lease liability	8,605	—
Income taxes	2,109	2,419
Current maturities of long-term debt and short-term borrowings	129,337	111,975
Total current liabilities	301,356	255,857
Long-term debt	93,707	94,379
Long-term lease liability	17,105	—
Income taxes payable non-current	10,881	10,881
Deferred income taxes	29,815	28,949
Employee benefit plans	36,523	38,020
Other long-term liabilities	19,584	17,934

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	(210)	518

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,323 and 46,326, respectively)	4,632	4,632
Additional capital	264,533	257,535
Retained earnings	673,493	654,724
Accumulated other comprehensive loss	(183,470)	(183,019)
Total shareholders' equity	759,188	733,872
Noncontrolling interest	1,714	1,955
Total equity	760,902	735,827
Total liabilities and equity	$1,269,663	$1,182,365

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net income	$41,939	$51,254
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,350	19,595
Non-cash lease expense	5,199	—
Share-based compensation	5,524	4,769
Deferred income taxes	501	(4,760)
Loss on disposals of plant and equipment	594	127
Foreign exchange (income)/expense	(84)	1,550
Changes in assets and liabilities, net of acquisitions:
Receivables	(46,371)	(40,812)
Inventory	(35,318)	(20,614)
Accounts payable and accrued expenses	18,637	(1,072)
Operating Leases	(5,195)	—
Income taxes	535	(703)
Income taxes-U.S. Tax Cuts and Jobs Act	—	(4,600)
Employee benefit plans	(50)	(1,718)
Other, net	(116)	2,153
Net cash flows from operating activities	4,145	5,169
Cash flows from investing activities:
Additions to property, plant, and equipment	(10,444)	(11,446)
Proceeds from sale of property, plant, and equipment	866	306
Cash paid for acquisitions, net of cash acquired	(6,728)	(8,428)
Other, net	8	199
Net cash flows from investing activities	(16,298)	(19,369)
Cash flows from financing activities:
Proceeds from issuance of debt	129,985	110,054
Repayment of debt	(113,171)	(72,721)
Proceeds from issuance of common stock	1,495	1,795
Purchases of common stock	(9,543)	(10,953)
Dividends paid	(13,510)	(10,658)
Purchase of redeemable noncontrolling shares	(485)	—
Net cash flows from financing activities	(5,229)	17,517
Effect of exchange rate changes on cash	(800)	(506)
Net change in cash and equivalents	(18,182)	2,811
Cash and equivalents at beginning of period	59,173	67,233
Cash and equivalents at end of period	$40,991	$70,044

	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018

Cash paid for income taxes, net of refunds	$8,578	$15,829
Cash paid for interest	$4,731	$5,354

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$307	$—
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$1,772	$—
Accrued dividends payable to noncontrolling interests	$642	$—
Payable to seller of Valley Farms Supply, Inc.	$—	$450

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2019, and for the second quarters and six months ended June 30, 2019 and June 30, 2018 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the second quarter and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

3. ACQUISITIONS
During the second quarter ended June 30, 2019, the Company acquired the remaining interest in Pluga Pumps and Motors Private Limited, India, increasing the Company's ownership to 100 percent. The redemption of this interest was immaterial.

During the first quarter ended March 31, 2019, the Company acquired 100 percent of the ownership interests of Mt. Pleasant, Michigan-based Milan Supply Company ("Milan Supply"), for a purchase price of approximately $6.1 million after working capital adjustments. Milan Supply is a professional groundwater distributor operating six locations in the State of Michigan. Milan Supply is part of the Company’s Distribution Segment, which is a collection of professional groundwater equipment distributors. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2019, as the results of operations for this acquisition is immaterial. The fair value of the assets acquired and the liabilities assumed are preliminary as of June 30, 2019.

During the third quarter ended September 30, 2018, the Company acquired, in separate transactions, substantially all of the assets of Stationary Power Division ("SPD") of Midtronics, Inc., and 100 percent of the ownership interest in Industrias Rotor Pump S.A. ("Industrias Rotor Pump") for a combined purchase price of approximately $37 million. The acquisitions were not material individually or in the aggregate. The fair value of the assets acquired and the liabilities assumed are preliminary as of June 30, 2019.

Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations. There were $0.1 million and $0.1 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the second quarter and six months ended June 30, 2019 respectively. There were $0.1 million and $0.2 million of transaction costs incurred in the second quarter and six months ended June 30, 2018, respectively.
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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of June 30, 2019 and December 31, 2018, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$1.9	$1.9	$—	$—

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2.5	$2.5	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $222.9 million and $206.3 million and estimated fair values of $228 million and $205 million as of June 30, 2019 and December 31, 2018, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of June 30, 2019, the swap had a notional value based on 255,000 shares. For the second quarter and six months ended June 30, 2019, the swap resulted in a loss of $0.9 million and a gain of $1.0 million, respectively. For the second quarter and six months ended June 30, 2018, the swap resulted in a gain of 0.8 million and a loss of 0.3 million, respectively. Gains and losses resulting from the the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	June 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Patents	$7.5	$(7.0)	$7.5	$(6.9)
Technology	7.5	(6.6)	7.5	(6.4)
Customer relationships	151.0	(67.6)	151.0	(63.8)
Other	2.8	(2.7)	2.8	(2.5)
Total	$168.8	$(83.9)	$168.8	$(79.6)
Unamortizing intangibles:
Trade names	45.8	—	45.9	—
Total intangibles	$214.6	$(83.9)	$214.7	$(79.6)

Amortization expense related to intangible assets for the second quarters ended June 30, 2019 and June 30, 2018 was $2.3 million and $2.2 million, and for the six months ended June 30, 2019 and June 30, 2018, $4.6 million and $4.3 million respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2019	2020	2021	2022	2023
	$9.2	$9.1	$8.7	$8.5	$8.4

The change in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2019, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2018	$145.5	$67.5	$35.7	$248.7
Acquisitions	—	—	1.7	1.7
Foreign currency translation	(0.3)	0.1	—	(0.2)
Balance as of June 30, 2019	$145.2	$67.6	$37.4	$250.2

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of June 30, 2019, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2018 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the second quarters and six months ended June 30, 2019 and June 30, 2018:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.5	1.4	3.0	2.7
Expected return on assets	(2.0)	(2.2)	(4.0)	(4.3)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	0.7	0.8	1.3	1.5
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.4	$0.2	$0.7	$0.3

In the six months ended June 30, 2019, the Company made contributions of $0.0 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2019 will be finalized by September 15, 2019, based upon the funding level requirements identified and year-end valuation performed at December 31, 2018.

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the second quarters and six months ended June 30, 2019 and June 30, 2018:

(In millions)	Other Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.2	0.2
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	—	—	—	0.1
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.1	$0.1	$0.2	$0.3

8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the six month period ended June 30, 2019 was 18.1 percent as compared to 9.2 percent for the six month period ended June 30, 2018. The effective tax rate is lower than the U.S. statutory rate of 21 percent primarily due to foreign earnings taxed at rates below the U.S. statutory rate, the recognition of the foreign-derived intangible income (FDII) provisions, and certain discrete events including excess tax benefits from share-based compensation. For the second quarter of 2019 the effective tax rate was 19.2 percent as compared to 18.6 percent for the second quarter of 2018.

The increase in the effective tax rate for the six months ended June 30, 2019, compared with the same period in 2018, was primarily a result of the release of a valuation allowance of $5.4 million related to state net operating losses and incentives during the six month period ended June 30, 2018.

9. DEBT
Debt consisted of the following:

(In millions)	June 30, 2019	December 31, 2018
Prudential Agreement	$—	$30.0
Tax increment financing debt	19.3	19.8
New York Life Agreement	75.0	75.0
Credit Agreement	123.3	76.3
Financing Leases	0.1	0.1
Foreign subsidiary debt	5.5	5.4
Less: unamortized debt issuance costs	(0.2)	(0.2)
	$223.0	$206.4
Less: current maturities	(129.3)	(112.0)
Long-term debt	$93.7	$94.4

Debt outstanding, excluding unamortized debt issuance costs, at June 30, 2019 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$223.1	$129.3	$1.2	$1.3	$1.3	$1.3	$88.7
Financing Leases	0.1	—	0.1	—	—	—	—
	$223.2	$129.3	$1.3	$1.3	$1.3	$1.3	$88.7

Prudential Agreement

The Company maintains the Third Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with an initial borrowing capacity of $250.0 million. The Company paid the remaining principal balance of the previously issued notes during the second quarter of 2019. As of June 30, 2019, the Company has $150.0 million borrowing capacity available under the Prudential Agreement. There is no additional borrowing capacity resulting from principal payments made by the Company.

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

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"), with a maximum aggregate borrowing capacity of $200.0 million. On September 26, 2018, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of June 30, 2019, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of June 30, 2019, the Company had $123.3 million in outstanding borrowings which were primarily used for working capital needs and the payment of existing indebtedness, $5.0 million in letters of credit outstanding, and $171.7 million of available capacity under the Credit Agreement.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 1.00 to 3.50 and a minimum interest coverage ratio of 1.00 to 3.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of June 30, 2019.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$32.7	$30.5	$41.8	$51.7
Less: Earnings allocated to participating securities	0.2	0.2	0.3	0.4
Net income available to common shareholders	$32.5	$30.3	$41.5	$51.3
Denominator:
Basic weighted average common shares outstanding	46.3	46.5	46.3	46.5
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.4	0.5	0.4	0.5
Diluted weighted average common shares outstanding	46.7	47.0	46.7	47.0
Basic earnings per share	$0.70	$0.65	$0.89	$1.10
Diluted earnings per share	$0.70	$0.64	$0.89	$1.09

There were 0.3 million and 0.2 million stock options outstanding for the second quarters ended June 30, 2019 and June 30, 2018, and 0.2 million and 0.2 million stock options outstanding for the six months ended June 30, 2019 and June 30, 2018 respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

11. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the second quarters ended June 30, 2019 and June 30, 2018:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2019	$4,637	$262,002	$652,737	$(48,076)	$(137,205)	$2,097	$736,192	$408
Net income			32,745			247	32,992	(180)
Dividends on common stock ($0.1450/share)			(6,787)				(6,787)
Common stock issued	1	243					244
Common stock repurchased	(12)		(5,202)				(5,214)
Share-based compensation	6	2,288					2,294
Noncontrolling dividend						(642)	(642)
Purchase of redeemable noncontrolling shares							—	(485)
Currency translation adjustment					1,303	12	1,315	47
Pension liability, net of tax				508			508
Balance as of June 30, 2019	$4,632	$264,533	$673,493	$(47,568)	$(135,902)	$1,714	$760,902	$(210)

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2018	$4,652	$244,095	$613,113	$(48,763)	$(92,740)	$2,199	$722,556	$1,360
Net income			30,497			190	30,687	(648)
Dividends on common stock ($0.1200/share)			(5,621)				(5,621)
Common stock issued	6	1,147					1,153
Common stock repurchased	(7)		(2,997)				(3,004)
Share-based compensation	3	1,440					1,443
Noncontrolling dividend						—	—
Purchase of redeemable noncontrolling shares							—	—
Currency translation adjustment					(32,725)	(63)	(32,788)	52
Pension liability, net of tax				598			598
Balance as of June 30, 2018	$4,654	$246,682	$634,992	$(48,165)	$(125,465)	$2,326	$715,024	$764

The schedules below set forth equity changes in the six months ended June 30, 2019 and June 30, 2018:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2018	$4,632	$257,535	$654,724	$(48,585)	$(134,434)	$1,955	$735,827	$518
Net income			41,801			421	42,222	(283)
Dividends on common stock ($0.2900/share)			(13,510)				(13,510)
Common stock issued	7	1,488					1,495
Common stock repurchased	(21)		(9,522)				(9,543)
Share-based compensation	14	5,510					5,524
Noncontrolling dividend						(642)	(642)
Purchase of redeemable noncontrolling shares							—	(485)
Currency translation adjustment					(1,468)	(20)	(1,488)	40
Pension liability, net of tax				1,017			1,017
Balance as of June 30, 2019	$4,632	$264,533	$673,493	$(47,568)	$(135,902)	$1,714	$760,902	$(210)

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2017	$4,663	$240,136	$604,905	$(49,364)	$(99,683)	$1,964	$702,621	$1,502
Net income			51,671			385	52,056	(802)
Dividends on common stock ($0.2275/share)			(10,658)				(10,658)
Common stock issued	9	1,786					1,795
Common stock repurchased	(27)		(10,926)				(10,953)
Share-based compensation	9	4,760					4,769
Noncontrolling dividend						—	—
Purchase of redeemable noncontrolling shares							—	—
Currency translation adjustment					(25,782)	(23)	(25,805)	64
Pension liability, net of tax				1,199			1,199
Balance as of June 30, 2018	$4,654	$246,682	$634,992	$(48,165)	$(125,465)	$2,326	$715,024	$764

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2019 and June 30, 2018, are summarized below:

(In millions)
For the six months ended June 30, 2019:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance as of December 31, 2018	$(134.5)	$(48.5)	$(183.0)

Other comprehensive income/(loss) before reclassifications	(1.4)	—	(1.4)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.9	0.9
Net other comprehensive income/(loss)	(1.4)	0.9	(0.5)

Balance as of June 30, 2019	$(135.9)	$(47.6)	$(183.5)

For the six months ended June 30, 2018
Balance as of December 31, 2017	$(99.7)	$(49.3)	$(149.0)

Other comprehensive income/(loss) before reclassifications	(25.8)	—	(25.8)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.2	1.2
Net other comprehensive income/(loss)	(25.8)	1.2	(24.6)

Balance as of June 30, 2018	$(125.5)	$(48.1)	$(173.6)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.3 million and $0.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

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

Segment operating income is a key financial performance measure. Operating income by segment is based on net sales less identifiable operating expenses and allocations and includes profits recorded on sales to other segments of the Company.  During the first quarter of 2019, the Company changed management reporting for transfers of certain products between the Water and Fueling segments. This reclassification resulted in $1.0 million of sales and $0.1 million of operating income for the second quarter ended June 30, 2018 and $1.8 million of sales and $0.2 million of operating income for the six months ended June 30, 2018, being reclassified between the Fueling segment and the Water segment. Additionally, the changes to management reporting had an impact on how the Company reviews and summarizes sales of geographical components within a segment. The Company has updated the sales of geographical components of the Water Systems segment from prior year to align with current management reporting. The changes resulted in sales reclassifications from Latin America, Asia Pacific, and Europe, Middle East, and Africa ("EMEA") to the U.S. and Canada for both the second quarter and six months ended June 30, 2018. This resulted in $3.5 million and $6.6 million of sales to be reclassified to the U.S. and Canada for the second quarter and six months ended June 30, 2018, respectively. There is no impact on the Company's previously reported consolidated financial position, results of operations, or cash flows.

Financial information by reportable business segment is included in the following summary:

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	Net sales
Water Systems
External sales
United States & Canada	$103.1	$98.3	$189.9	$183.0
Latin America	29.4	28.9	59.9	58.0
Europe, Middle East & Africa	39.0	45.2	76.7	91.4
Asia Pacific	18.7	19.0	40.9	39.8
Intersegment sales
United States & Canada	14.8	20.0	26.0	31.8
Total sales	205.0	211.4	393.4	404.0
Distribution
External sales
United States & Canada	87.1	79.5	140.4	135.7
Intersegment sales	—	—	—	—
Total sales	87.1	79.5	140.4	135.7
Fueling Systems
External sales
United States & Canada	45.9	37.5	81.1	69.5
All other	32.1	35.6	57.2	62.2
Intersegment sales	—	—	—	—
Total sales	78.0	73.1	138.3	131.7

Intersegment Eliminations/Other	(14.8)	(20.0)	(26.0)	(31.8)
Consolidated	$355.3	$344.0	$646.1	$639.6

	Second Quarter Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	Operating income/(loss)
Water Systems	$30.9	$32.2	$50.1	$57.3
Distribution	4.5	4.0	0.2	3.2
Fueling Systems	21.7	19.0	34.0	32.7
Intersegment Eliminations/Other	(13.4)	(14.7)	(28.5)	(30.0)
Consolidated	$43.7	$40.5	$55.8	$63.2

	June 30, 2019	December 31, 2018
	Total assets
Water Systems	$707.5	$679.7
Distribution	204.9	165.1
Fueling Systems	299.6	275.7
Other	57.7	61.9
Consolidated	$1,269.7	$1,182.4

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

At June 30, 2019, the Company had $9.2 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the six months ended June 30, 2019, are as follows:

(In millions)
Balance as of December 31, 2018	$9.0
Accruals related to product warranties	5.1
Additions related to acquisitions	0.2
Reductions for payments made	(5.4)
Balance as of June 30, 2019	$8.9

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
The components of the Company’s operating lease portfolio for both the second quarter and the six months ended June 30, 2019 are as follows:

Lease Cost (in millions):	Second Quarter Ended	Sixth Months Ended
Operating lease cost	$2.4	$5.2
Short-term lease cost	—	0.1

Other Information:
Weighted-average remaining lease term		6 years
Weighted-average discount rate		3.9%

The minimum rental payments for non-cancellable operating leases as of June 30, 2019, are as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Future Minimum Rental Payments	$4.8	$7.9	$5.4	$3.4	$2.3	$5.8

The minimum rental payments for non-cancellable operating leases as of December 31, 2018, were reported as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Future Minimum Rental Payments	$8.9	$5.9	$3.5	$2.0	$1.1	$5.7

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the six months ended June 30, 2019 and June 30, 2018 are as follows:

	June 30, 2019	June 30, 2018
Risk-free interest rate	2.53%	2.69%
Dividend yield	1.05%	1.05%
Volatility factor	29.38%	28.71%
Expected term	5.5 years	5.6 years

A summary of the Company’s outstanding stock option activity and related information for the six months ended June 30, 2019 is as follows:

(Shares in thousands)	June 30, 2019
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,229	$33.25
Granted	190	55.16
Exercised	(68)	21.99
Forfeited	(2)	42.77
Outstanding at end of period	1,349	$36.89
Expected to vest after applying forfeiture rate	1,342	$36.84
Vested and exercisable at end of period	830	$31.90

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of June 30, 2019 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	6.31 years	$15,768
Expected to vest after applying forfeiture rate	6.30 years	$15,731
Vested and exercisable at end of period	4.86 years	$12,945

The total intrinsic value of options exercised during the six months ended June 30, 2019 and June 30, 2018 was $2.1 million and $2.0 million, respectively.

As of June 30, 2019, there was $2.0 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.93 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the six months ended June 30, 2019 is as follows:

(Shares in thousands)	June 30, 2019
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	498	$37.27
Awarded	136	51.59
Vested	(133)	33.64
Forfeited	(9)	38.80
Non-vested at end of period	492	$42.19

As of June 30, 2019, there was $11.3 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 1.73 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2019 vs. Second Quarter 2018

OVERVIEW
Sales in the second quarter of 2019 increased about 3 percent from the second quarter last year.  The sales increase was led by acquisition related sales, as well as sales increases from price partially offset by lower volume. The impact of foreign currency translation on sales was unfavorable by about 3 percent. The Company's consolidated gross profit was $119.7 million for the second quarter of 2019, an increase of $3.6 million or about 3 percent from the prior year’s second quarter. Diluted earnings per share in the second quarter of 2019 were higher by 9 percent to the same period last year.

RESULTS OF OPERATIONS

Net Sales
Net sales in the second quarter of 2019 were $355.3 million, an increase of $11.3 million or about 3 percent compared to 2018 second quarter sales of $344.0 million.  Acquisition related sales were $12.0 million. Sales revenue decreased by $10.3 million or about 3 percent in the second quarter of 2019 due to foreign currency translation. Organic sales increased about 3 percent compared to the second quarter of 2018.

	Net Sales
(In millions)	Q2 2019	Q2 2018	2019 v 2018
Water Systems	$205.0	$211.4	$(6.4)
Fueling Systems	78.0	73.1	$4.9
Distribution	87.1	79.5	$7.6
Eliminations/Other	(14.8)	(20.0)	$5.2
Consolidated	$355.3	$344.0	$11.3

Net Sales-Water Systems
Water Systems sales were $205.0 million in the second quarter 2019, a decrease of $6.4 million or about 3 percent versus the second quarter 2018 sales of $211.4 million. Acquisition related sales were $3.3 million. Water Systems sales were reduced by $8.7 million or about 4 percent in the quarter due to foreign currency translation. Excluding acquisitions and foreign currency translation, Water Systems sales were down $1.0 million or less than 1 percent compared to the second quarter 2018.

Water Systems sales in the U.S. and Canada were flat compared to the second quarter 2018. The impact of foreign currency translation decreased sales by about 1 percent. Sales of surface pumping equipment increased by 9 percent on the strength of higher sales of both wastewater and dewatering equipment. Sales of groundwater pumping equipment declined 12 percent versus the second quarter 2018. The decline in groundwater pumping systems was primarily due to adverse weather conditions in North America and reduced sales to the Company’s Headwater Distribution segment.

Water Systems sales in markets outside the U.S. and Canada declined by 6 percent overall. The impact of foreign currency translation decreased sales by about 8 percent. Excluding the impact of foreign currency translation, Water Systems sales in markets outside the U.S. and Canada declined organically by about 2 percent. International Water Systems sales declined primarily from lower sales in Latin America markets outside of Brazil. In EMEA, sales declined primarily due to foreign currency translation.

Net Sales-Fueling Systems
Fueling Systems sales were $78.0 million in the second quarter 2019, an increase of $4.9 million or about 7 percent versus the second quarter 2018 sales of $73.1 million. Acquisition related sales were $1.7 million. Fueling Systems sales decreased by $1.6 million or about 2 percent in the quarter due to foreign currency translation. Fueling Systems organic sales increased about 7 percent compared to the second quarter of 2018.

Fueling Systems sales in the U.S. and Canada increased by 15 percent compared to the second quarter 2018. The increase was principally in the fuel pumping systems, underground piping and containment systems and service station hardware product lines. Outside the U.S. and Canada, Fueling Systems revenues declined by 2 percent, due to lower sales in Europe and Africa partially offset by higher sales in China and other regions.
Net Sales-Distribution
Distribution sales were $87.1 million in the second quarter 2019, versus second quarter 2018 sales of $79.5 million. In the second quarter of 2019, sales from businesses acquired since the second quarter of 2018 were $7.0 million. The Distribution segment organic sales increased about 1 percent compared to the second quarter of 2018.

Cost of Sales
Cost of sales as a percent of net sales for both the second quarter of 2019 and 2018 was 66.3 percent. Correspondingly, the gross profit margin was unchanged for both second quarters at 33.7 percent. The Company's consolidated gross profit was $119.7 million for the second quarter of 2019, up $3.6 million from the gross profit of $116.1 million in the second quarter of 2018. The gross profit increase was primarily due to higher sales. In the second quarter, realized selling price increases offset inflation.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $75.8 million in the second quarter of 2019 compared to $75.0 million in the second quarter of 2018. SG&A expenses from acquired businesses was $2.8 million and excluding the acquired entities, the Company’s SG&A expenses in the second quarter of 2019 were $73.0 million, a decrease of 3 percent from the second quarter 2018, partially due to the effect of foreign currency translation in the second quarter of 2019 versus the prior year.
Restructuring Expenses
Restructuring expenses for the second quarter of 2019 were $0.2 million and related to branch consolidations and other asset rationalizations in the Headwater distribution segment. Restructuring expenses for the second quarter of 2018 were $0.6 million, with $0.4 million in the Water segment and $0.2 in Fueling from continued miscellaneous manufacturing realignment activities in North America and India.

Operating Income
Operating income was $43.7 million in the second quarter of 2019, up $3.2 million or about 8 percent from $40.5 million in the second quarter of 2018.

	Operating income (loss)
(In millions)	Q2 2019	Q2 2018	2019 v 2018
Water Systems	$30.9	$32.2	$(1.3)
Fueling Systems	21.7	19.0	2.7
Distribution	4.5	4.0	0.5
Eliminations/Other	(13.4)	(14.7)	1.3
Consolidated	$43.7	$40.5	$3.2

Operating Income-Water Systems

Water Systems operating income was $30.9 million in the second quarter 2019, down $1.3 million or 4 percent versus the second quarter 2018 and operating income margin was 15.1 percent compared to the 15.2 percent in the second quarter 2018 primarily due to product and geographic sales mix shifts.

Operating Income-Fueling Systems
Fueling Systems operating income was $21.7 million in the second quarter of 2019, up $2.7 million or about 14 percent compared to $19.0 million in the second quarter of 2018 and the second quarter operating income margin was 27.8 percent, an increase of 180 basis points from the 26.0 percent of net sales in the second quarter of 2018. The increase in operating income margin was primarily due to favorable sales mix shifts and leverage on fixed cost from higher sales.

Operating Income-Distribution
Distribution operating income was $4.5 million in the second quarter of 2019 and the second quarter operating income margin was 5.2 percent. Distribution operating income was $4.0 million in the second quarter of 2018 and the second quarter operating income margin was 5.0 percent. The increase in operating income is primarily related to acquisitions.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of unallocated general and administrative expenses and inter-segment sales and profit eliminations.  The inter-segment profit elimination impact in the second quarter of 2019 was $1.4 million. General and administrative expenses were higher by $0.1 million or less than 1 percent.

Interest Expense
Interest expense for the second quarter of 2019 and 2018 was $2.3 million and $2.6 million, respectively.

Other Income or Expense
Other income or expense was a loss of $0.3 million and $0.0 in the second quarter of 2019 and 2018, respectively. Included in other income in the second quarter of 2019 and 2018 was interest income of $0.2 million, primarily derived from the investment of cash balances.

Foreign Exchange
Foreign currency-based transactions produced a loss for the second quarter of 2019 of $0.5 million, primarily due to the Turkish Lira relative to the U.S. dollar. Foreign currency-based transactions produced a loss for the second quarter of 2018 of $1.0 million, primarily due to the Mexican Peso relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the second quarter of 2019 and 2018 was $7.8 million and $6.9 million, respectively. The effective tax rate for the second quarter of 2019 and 2018 was about 19 percent for both and, before the impact of discrete events, was about 21 percent for both. The tax rate as a percentage of pre-tax earnings for the full year of 2019 is projected to be about 21 percent, compared to the full year 2018 tax rate of about 19 percent, both before discrete adjustments.
Net Income
Net income for the second quarter of 2019 was $32.8 million compared to the prior year second quarter net income of $30.0 million.  Net income attributable to Franklin Electric Co., Inc. for the second quarter of 2019 was $32.7 million, or $0.70 per diluted share, compared to the prior year second quarter net income attributable to Franklin Electric Co., Inc. of $30.5 million or $0.64 per diluted share.

First Half of 2019 vs. First Half of 2018

OVERVIEW
Sales in the first half of 2019 were up from the same period last year.  The sales increase was led by acquisition related sales, as well as price increases partially offset by lower volume. The impact of foreign currency translation decreased sales by about 4 percent. The Company's consolidated gross profit was $209.2 million for the first half of 2019, a decrease of $5.9 million or about 3 percent from the first half of 2018. Diluted earnings per share in the first half of 2019 were down from the same period last year.

RESULTS OF OPERATIONS

Net Sales

Net sales in the first half of 2019 were $646.1 million, an increase of $6.5 million or about 1 percent compared to 2018 first half sales of $639.6 million.  The incremental impact of sales from acquired businesses was $20.6 million. Sales revenue decreased by $23.2 million or about 4 percent in the first half of 2019 due to foreign currency translation.

	Net Sales
(In millions)	YTD June 30, 2019	YTD June 30, 2018	2019 v 2018
Water Systems	$393.4	$404.0	$(10.6)
Fueling Systems	138.3	131.7	$6.6
Distribution	140.4	135.7	$4.7
Eliminations/Other	(26.0)	(31.8)	$5.8
Consolidated	$646.1	$639.6	$6.5

Net Sales-Water Systems
Water Systems sales were $393.4 million in the first half 2019, a decrease of $10.6 million or about 3 percent versus the first half 2018. The incremental impact of sales from acquired businesses was $7.6 million. Foreign currency translation changes decreased sales $20.2 million, or about 5 percent, compared to sales in the first half of 2018. The Water Systems sales change in the first half of 2019, excluding acquisitions and foreign currency translation, was an increase of $2.0 million or less than 1 percent.

Water Systems sales in the U.S. and Canada increased by about 1 percent compared to the first half of 2018. Sales revenue decreased by $2.1 million or about 1 percent in the first half of 2019 due to foreign currency translation. In the first half of 2019, sales of Pioneer branded dewatering equipment increased by about 10 percent compared to the prior year due to strength in North American oil and gas markets and continued diversification of product sales channels and geographies. Sales of groundwater pumping equipment decreased by about 9 percent on lower residential and agricultural system sales primarily to the Headwater companies, versus the first half of 2018. Sales of other surface pumping equipment increased by 5 percent in part due to wet weather conditions in the upper Midwest and Canada.

Water Systems sales in markets outside the U.S. and Canada decreased by about 6 percent compared to the first half of 2018. The incremental impact of sales from acquired businesses was $7.6 million or about 4 percent. Sales revenue decreased by $18.1 million or about 10 percent in the first half of 2019 due to foreign currency translation. International Water Systems sales change in the first half of 2019, excluding acquisitions and foreign currency translation, was a decrease of less than 1 percent. International Water Systems sales growth in the Asia Pacific markets were offset by declines primarily from by lower sales in EMENA and in Latin America markets outside of Brazil.

Net Sales-Fueling Systems
Fueling Systems sales were $138.3 million in the first half 2019, an increase of $6.6 million or about 5 percent from the first half of 2018. The incremental impact of sales from acquired businesses was $3.2 million. Foreign currency translation changes decreased sales $3.0 million or about 2 percent compared to sales in the first half of 2018. The Fueling Systems sales change in the first half of 2019, excluding acquisitions and foreign currency translation, was an increase of about 5 percent.

Fueling Systems sales in the U.S. and Canada grew by about 13 percent during the first half with most of the sales growth coming from piping. Internationally, Fueling Systems revenues declined by about 4 percent due to lower sales in Europe and Africa partially offset by higher sales in India, China and other regions.
Net Sales-Distribution
Distribution sales were $140.4 million in the first half of 2019, versus the first half of 2018 sales of $135.7 million. The incremental impact of sales from acquired businesses was $9.8 million. Distribution segment organic sales decreased about 4 percent compared to the first half of 2018 primarily due to unfavorable weather conditions.

Cost of Sales
Cost of sales as a percent of net sales for the first half of 2019 and 2018 was 67.6 percent and 66.4 percent, respectively. Correspondingly, the gross profit margin was 32.4 percent and 33.6 percent, respectively. The Company's consolidated gross profit was $209.2 million for the first half of 2019, down $5.9 million from the gross profit of $215.1 million in the first half of 2018. The gross profit decrease was primarily due to lower sales. The decline in gross profit margin percentage is partially attributable to product and geographic sales mix shifts.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $152.1 million in the first half of 2019 and increased by $0.9 million in the first half of 2019 compared to $151.2 million the first half of last year. The increase in SG&A expenses from acquired businesses were $5.8 million. Excluding the acquired entities, the Company’s SG&A expenses in the first half of 2019 decreased by $4.9 million or about 3 percent, partially due to the effect of foreign currency translation in the first half of 2019 versus the prior year.
Restructuring Expenses
Restructuring expenses for the first half of 2019 were $1.3 million. Restructuring expenses were $0.5 million in the Water segment from continued miscellaneous manufacturing realignment activities and $0.8 in distribution related to branch consolidations and other asset rationalizations in the Headwater distribution segment. Restructuring expenses for the first half of 2018 were $0.6 million. Restructuring expenses were $0.4 million in the Water segment and $0.2 in Fueling from continued miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $55.8 million in the first half of 2019, down $7.4 million from $63.2 million in the first half of 2018.

	Operating income (loss)
(In millions)	YTD June 30, 2019	YTD June 30, 2018	2019 v 2018
Water Systems	$50.1	$57.3	$(7.2)
Fueling Systems	34.0	32.7	1.3
Distribution	0.2	3.2	(3.0)
Eliminations/Other	(28.5)	(30.0)	1.5
Consolidated	$55.8	$63.2	$(7.4)

Operating Income-Water Systems
Water Systems operating income was $50.1 million in the first half of 2019 compared to $57.3 million in the first half of 2018, a decrease of about 13 percent. The first half operating income margin was 12.7 percent and decreased by 150 basis points compared to the first half of 2018. Operating income margin decreased in Water Systems primarily due to lost leverage on fixed costs due to lower sales volumes, as well as product and geographic sales mix shifts.

Operating Income-Fueling Systems
Fueling Systems operating income was $34.0 million in the first half of 2019 compared to $32.7 million in the first half of 2018. The first half operating income margin was 24.6 percent compared to 24.8 percent of net sales in the first half of 2018, a decrease of 20 basis points.

Operating Income-Distribution
Distribution operating income was $0.2 million in the first half of 2019 and operating income margin was 0.1 percent. Distribution operating income was $3.2 million in the first half of 2018 and operating income margin was 2.4 percent. Operating income decreased in distribution due to lower sales volumes, partially offset by acquisitions.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses.  The inter-segment profit elimination impact in the first half of 2019 was $0.8 million. General and administrative expenses were lower by $0.7 million or about 2 percent to last year in the first half.

Interest Expense
Interest expense for the first half of 2019 and 2018 was $4.6 million and $5.0 million, respectively.

Other Income or Expense
Other income or expense was a loss of $0.1 million in the first half of 2019. Included in other income in the first half of 2019 was interest income of $0.4 million, primarily derived from the investment of cash balances in short-term securities. Other income or expense was a loss of $0.2 million in the first half of 2018. Included in other income in the first half of 2018 was interest income of $0.3 million, primarily derived from the investment of cash balances in short-term securities.

Foreign Exchange

Foreign currency-based transactions for the first half of 2019 was a gain $0.1 million due to movements in several currencies relative to the U.S. dollar, none of which individually were significant. Foreign currency-based transactions for the first half of 2018 was a loss of $1.6 million due to movements in several currencies relative to the U.S. dollar, with the Mexican Peso and South African Rand being the most significant.

Income Taxes
The provision for income taxes in the first half of 2019 and 2018 was $9.3 million and $5.2 million, respectively. The effective tax rate for the first half of 2019 was about 18 percent and, before the impact of discrete events, was about 21 percent. The effective tax rate in the first half of 2018 was about 9 percent and, before the impact of discrete events, was about 20 percent. The Company estimates its effective tax rate for 2019 after discrete events will be about 20 percent, or about 8 points higher than the effective tax rate of 12 percent in 2018. The increase in the effective tax rate was primarily the result of the release of a valuation allowance of $5.4 million related to state net operating losses and incentives during the first quarter of 2018.

Net Income
Net income for the first half of 2019 was $41.9 million compared to 2018 first half net income of $51.3 million.  Net income attributable to Franklin Electric Co., Inc. for the first half of 2019 was $41.8 million, or $0.89 per diluted share, compared to 2018 first half net income attributable to Franklin Electric Co., Inc. of $51.7 million or $1.09 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at June 30, 2019 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of June 30, 2019 the Company had a $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of June 30, 2019, the Company had $171.7 million borrowing capacity under the Credit Agreement as $5.0 million in letters of commercial and standby letters of credit were outstanding and undrawn and $123.3 million in revolver borrowings were drawn and outstanding which were primarily used for working capital needs, the payment of existing indebtedness, and acquisitions.
The Company also has other long-term debt borrowing outstanding as of June 30, 2019. See Note 9 - Debt for additional specifics regarding these obligations and future maturities.
At June 30, 2019, the Company had $38.5 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first six months of 2019 and 2018.

(in millions)	2019	2018
Net cash flows from operating activities	$4.1	$5.2
Net cash flows from investing activities	(16.3)	(19.4)
Net cash flows from financing activities	(5.2)	17.5
Impact of exchange rates on cash and cash equivalents	(0.8)	(0.5)
Change in cash and cash equivalents	$(18.2)	$2.8

Cash Flows from Operating Activities
2019 vs. 2018
Net cash provided by operating activities was $4.1 million for the six months ended June 30, 2019 compared to $5.2 million provided by operating activities for the six months ended June 30, 2018. The decrease in cash provided by operating activities was due to decreased earnings of approximately $9.3 million, offset by lower tax payments in the current year. Total working capital requirements for the first six months remained flat when compared to the prior year. The Company saw increases in cash provided by accounts payables and accrued expenses due to better payment terms with vendors, which was offset by increased inventory mainly due to lower than expected sales.

Cash Flows from Investing Activities
2019 vs. 2018
Net cash used in investing activities was $16.3 million for the six months ended June 30, 2019 compared to $19.4 million used in investing activities for the sixth months ended June 30, 2018. The decrease in cash used in investing activities is primarily attributable to decreased acquisition activity and lower spending for property, plant and equipment during the current year.

Cash Flows from Financing Activities
2019 vs. 2018
Net cash used in financing activities was $5.2 million for the sixth months ended June 30, 2019 compared to $17.5 million provided by financing activities for the six months ended June 30, 2018. The change in net cash from financing activities was primarily attributable to lower net debt borrowings, down approximately $20.5 million in the current year consistent with reduced acquisition activity as well as an increase in dividends paid of $2.8 million in the current year compared to dividends paid in the prior year. These were offset by a decrease in common stock repurchases of $1.5 million in the current year compared to common stock repurchases in the prior year.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the second quarter ended June 30, 2019. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

In the third quarter of 2016, the Company began the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system. The new ERP system was designed to better support the Company's business needs in response to the changing operating environment and for many business units within the Company is an update to a legacy system product.  The implementation of a worldwide ERP system affects the processes that constitute the Company's internal control over financial reporting and requires testing for effectiveness as the implementation progresses. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting. The Conversion will happen in two stages. The first stage involved converting the primary legacy ERP system. As of the quarter ended, all business units previously on the primary legacy system have converted to the new ERP system. The second stage will convert those companies that remained on their local ERP system after the date of acquisition. The second stage is ongoing as of June 30, 2019.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 92,985 shares for approximately $4.1 million under the plan during the second quarter of 2019. The maximum number of shares that may still be purchased under this plan as of June 30, 2019 is 1,255,970.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
April 1 - April 30	—	$—	—	1,348,955
May 1 - May 31	46,800	$43.79	46,800	1,302,155
June 1 - June 30	46,185	$43.78	46,185	1,255,970
Total	92,985	$43.78	92,985	1,255,970

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: July 30, 2019	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2019	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE SECOND QUARTER ENDED JUNE 30, 2019

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended May 3, 2019 (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on May 7, 2019)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Management Contract, Compensatory Plan or Arrangement