Form 10-Q
period 2019-09-30
FRANKLIN ELECTRIC CO INC
filed 2019-11-05
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	November 1, 2019
$0.10	46,362,138 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net sales	$348,416	$341,866	$994,471	$981,466
Cost of sales	230,793	228,900	667,624	653,442
Gross profit	117,623	112,966	326,847	328,024
Selling, general, and administrative expenses	74,500	72,483	226,581	223,723
Restructuring expense	404	346	1,735	990
Operating income	42,719	40,137	98,531	103,311
Interest (expense)	(2,037)	(2,443)	(6,674)	(7,477)
Other (expense), net	(250)	(422)	(303)	(581)
Foreign exchange income/(expense)	2,082	(1,601)	2,166	(3,151)
Income before income taxes	42,514	35,671	93,720	92,102
Income tax expense	8,439	5,739	17,706	10,916
Net income	$34,075	$29,932	$76,014	$81,186
Less: Net (income)/loss attributable to noncontrolling interests	(168)	74	(306)	491
Net income attributable to Franklin Electric Co., Inc.	$33,907	$30,006	$75,708	$81,677
Income per share:
Basic	$0.73	$0.64	$1.62	$1.74
Diluted	$0.72	$0.63	$1.61	$1.72

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net income	$34,075	$29,932	$76,014	$81,186
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(13,659)	(10,738)	(15,107)	(36,479)
Employee benefit plan activity	606	774	1,905	2,326
Other comprehensive (loss)	(13,053)	(9,964)	(13,202)	(34,153)
Income tax expense related to items of other comprehensive (loss)	(131)	(176)	(413)	(529)
Other comprehensive (loss), net of tax	(13,184)	(10,140)	(13,615)	(34,682)
Comprehensive income	20,891	19,792	62,399	46,504
Less: Comprehensive income/(loss) attributable to noncontrolling interests	131	(18)	289	(394)
Comprehensive income attributable to Franklin Electric Co., Inc.	$20,760	$19,810	$62,110	$46,898

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$47,805	$59,173
Receivables, less allowances of $3,788 and $4,394, respectively	198,052	172,899
Inventories:
Raw material	108,473	98,858
Work-in-process	22,263	18,649
Finished goods	203,074	196,542
Total inventories	333,810	314,049
Other current assets	37,900	33,758
Total current assets	617,567	579,879

Property, plant, and equipment, at cost:
Land and buildings	139,971	144,299
Machinery and equipment	267,746	269,484
Furniture and fixtures	42,497	49,426
Other	28,250	22,795
Property, plant, and equipment, gross	478,464	486,004
Less: Allowance for depreciation	(280,752)	(278,940)
Property, plant, and equipment, net	197,712	207,064
Right-of-Use Asset, net	24,822	—
Deferred income taxes	8,830	8,694
Intangible assets, net	132,665	135,052
Goodwill	253,385	248,748
Other assets	1,959	2,928
Total assets	$1,236,940	$1,182,365

	September 30, 2019	December 31, 2018

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$94,531	$76,652
Accrued expenses and other current liabilities	68,243	64,811
Current lease liability	8,337	—
Income taxes	5,337	2,419
Current maturities of long-term debt and short-term borrowings	80,797	111,975
Total current liabilities	257,245	255,857
Long-term debt	93,123	94,379
Long-term lease liability	16,487	—
Income taxes payable non-current	11,965	10,881
Deferred income taxes	27,925	28,949
Employee benefit plans	33,404	38,020
Other long-term liabilities	19,964	17,934

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	(229)	518

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,363 and 46,326, respectively)	4,636	4,632
Additional capital	267,299	257,535
Retained earnings	699,876	654,724
Accumulated other comprehensive loss	(196,617)	(183,019)
Total shareholders' equity	775,194	733,872
Noncontrolling interest	1,862	1,955
Total equity	777,056	735,827
Total liabilities and equity	$1,236,940	$1,182,365

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018

Cash flows from operating activities:
Net income	$76,014	$81,186
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	27,705	28,987
Non-cash lease expense	7,640	—
Share-based compensation	7,459	6,627
Deferred income taxes	(298)	(4,755)
Loss on disposals of plant and equipment	717	370
Foreign exchange (income)/expense	(2,166)	3,151
Changes in assets and liabilities, net of acquisitions:
Receivables	(27,170)	(30,853)
Inventory	(19,841)	(15,571)
Accounts payable and accrued expenses	27,391	(6,094)
Operating Leases	(7,637)	—
Income taxes	6,447	2,000
Income taxes-U.S. Tax Cuts and Jobs Act	—	(7,026)
Employee benefit plans	(1,863)	(2,945)
Other, net	(4,173)	5,341
Net cash flows from operating activities	90,225	60,418
Cash flows from investing activities:
Additions to property, plant, and equipment	(15,591)	(15,108)
Proceeds from sale of property, plant, and equipment	866	432
Cash paid for acquisitions, net of cash acquired	(20,871)	(42,085)
Other, net	8	388
Net cash flows from investing activities	(35,588)	(56,373)
Cash flows from financing activities:
Proceeds from issuance of debt	195,321	199,874
Repayment of debt	(226,980)	(208,077)
Proceeds from issuance of common stock	2,331	8,747
Purchases of common stock	(10,301)	(12,080)
Dividends paid	(20,919)	(16,960)
Purchase of redeemable noncontrolling shares	(487)	—
Net cash flows from financing activities	(61,035)	(28,496)
Effect of exchange rate changes on cash	(4,970)	(1,609)
Net change in cash and equivalents	(11,368)	(26,060)
Cash and equivalents at beginning of period	59,173	67,233
Cash and equivalents at end of period	$47,805	$41,173

	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018

Cash paid for income taxes, net of refunds	$11,990	$20,821
Cash paid for interest	$7,793	$7,842

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$260	$124
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$3,410	$—
Payable to sellers of acquired entities	$875	$3,181

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2019, and for the third quarters and nine months ended September 30, 2019 and September 30, 2018 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the third quarter and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license). The ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The Company prospectively adopted the standard in the third quarter of 2019, and it did not have a material impact on the consolidated financial position, results of operations, and cash flows.

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

3. ACQUISITIONS
During the third quarter ended September 30, 2019, the Company acquired 100 percent of the ownership interests of First Sales, LLC, an Indiana manufacturer of water treatment and filtration equipment for the residential and commercial markets, which are sold through some of the sames channels as other Company products in the Water segment, for a purchase price of approximately $15.5 million after working capital adjustments. The operating results from the date of acquisition through September 30, 2019 were not material to the Company as a whole. Annual net sales are estimated to be less than two percent of consolidated net sales and the fair value of the acquired assets are estimated to be less than one percent of consolidated total assets. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2019, as the results of operations for this acquisition is immaterial. The fair value of the assets acquired and liabilities assumed are preliminary as of September 30, 2019.

During the second quarter ended June 30, 2019, the Company acquired the remaining interest in Pluga Pumps and Motors Private Limited, India, increasing the Company's ownership to 100 percent. The redemption of this interest was immaterial.

During the first quarter ended March 31, 2019, the Company acquired 100 percent of the ownership interests of Mt. Pleasant, Michigan-based Milan Supply Company ("Milan Supply"), for a purchase price of approximately $6.1 million after working capital adjustments. Milan Supply is a professional groundwater distributor operating six locations in the State of Michigan. Milan Supply is part of the Company’s Distribution Segment, which is a collection of professional groundwater equipment distributors. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2019, as the results of operations for this acquisition is immaterial. The fair value of the assets acquired and the liabilities assumed are preliminary as of September 30, 2019.

During the third quarter ended September 30, 2018, the Company acquired, in separate transactions, substantially all of the assets of Stationary Power Division ("SPD") of Midtronics, Inc., and 100 percent of the ownership interest in Industrias Rotor Pump S.A. ("Industrias Rotor Pump"). The fair value of the assets acquired and liabilities assumed for both acquisitions are considered final as of September 30, 2019 with a combined purchase price of $37 million. The acquisitions were not material individually or in the aggregate.

Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations. There were $0.0 million and $0.1 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the third quarter and nine months ended September 30, 2019 respectively. There were $0.1 million and $0.3 million of transaction costs incurred in the third quarter and nine months ended September 30, 2018, respectively.
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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of September 30, 2019 and December 31, 2018, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2.9	$2.9	$—	$—

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2.5	$2.5	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $173.9 million and $206.3 million and estimated fair values of $180.7 million and $205.0 million as of September 30, 2019 and December 31, 2018, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of September 30, 2019, the swap had a notional value based on 255,000 shares. For the third quarter and nine months ended September 30, 2019, the swap resulted in a gains of $0.0 million and $1.0 million, respectively. For the third quarter and nine months ended September 30, 2018, the swap resulted in gains of $0.4 million and $0.1 million, respectively. Gains and losses resulting from the the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	September 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Patents	$7.4	$(7.0)	$7.5	$(6.9)
Technology	7.5	(6.7)	7.5	(6.4)
Customer relationships	154.7	(69.0)	151.0	(63.8)
Other	3.9	(2.6)	2.8	(2.5)
Total	$173.5	$(85.3)	$168.8	$(79.6)
Unamortizing intangibles:
Trade names	44.5	—	45.9	—
Total intangibles	$218.0	$(85.3)	$214.7	$(79.6)

Amortization expense related to intangible assets for the third quarters ended September 30, 2019 and September 30, 2018 was $2.4 million and $2.2 million, and for the nine months ended September 30, 2019 and September 30, 2018, $7.0 million and $6.6 million respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2019	2020	2021	2022	2023
	$9.3	$9.3	$9.0	$8.8	$8.6

The change in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2019, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2018	$145.5	$67.5	$35.7	$248.7
Acquisitions	4.9	—	1.8	6.7
Foreign currency translation	(1.9)	(0.1)	—	(2.0)
Balance as of September 30, 2019	$148.5	$67.4	$37.5	$253.4

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of September 30, 2019, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2018 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the third quarters and nine months ended September 30, 2019 and September 30, 2018:

(In millions)	Pension Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	1.5	1.4	4.5	4.1
Expected return on assets	(2.0)	(2.1)	(6.0)	(6.4)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	0.6	0.7	1.9	2.2
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.3	$0.2	$1.0	$0.5

In the nine months ended September 30, 2019, the Company made contributions of $1.5 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2019 was finalized by September 15, 2019, based upon the funding level requirements identified and year-end valuation performed at December 31, 2018.

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the third quarters and nine months ended September 30, 2019 and September 30, 2018:

(In millions)	Other Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.3	0.3
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	—	—	—	0.1
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.1	$0.1	$0.3	$0.4

8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the nine month period ended September 30, 2019 was 18.9 percent as compared to 11.9 percent for the nine month period ended September 30, 2018. The effective tax rate is lower than the U.S. statutory rate of 21 percent primarily due to foreign earnings taxed at rates below the U.S. statutory rate, the recognition of the U.S. foreign-derived intangible income (FDII) provisions, and certain discrete events including excess tax benefits from share-based compensation. For the third quarter of 2019 the effective tax rate was 19.8 percent as compared to 16.1 percent for the third quarter of 2018.

The increase in the effective tax rate for the nine months ended September 30, 2019, compared with the same period in 2018, was primarily a result of the release of a valuation allowance of $5.4 million related to state net operating losses and incentives during the first quarter of 2018.

9. DEBT
Debt consisted of the following:

(In millions)	September 30, 2019	December 31, 2018
Prudential Agreement	$—	$30.0
Tax increment financing debt	18.7	19.8
New York Life Agreement	75.0	75.0
Credit Agreement	79.1	76.3
Financing Leases	0.1	0.1
Foreign subsidiary debt	1.1	5.4
Less: unamortized debt issuance costs	(0.1)	(0.2)
	$173.9	$206.4
Less: current maturities	(80.8)	(112.0)
Long-term debt	$93.1	$94.4

Debt outstanding, excluding unamortized debt issuance costs, at September 30, 2019 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$173.9	$80.7	$1.2	$1.3	$1.3	$1.4	$88.0
Financing Leases	0.1	—	0.1	—	—	—	—
	$174.0	$80.7	$1.3	$1.3	$1.3	$1.4	$88.0

Prudential Agreement
The Company maintains the Third Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with an initial borrowing capacity of $250.0 million. The Company paid the remaining principal balance of the previously issued notes during the second quarter of 2019. As of September 30, 2019, the Company has $150.0 million borrowing capacity available under the Prudential Agreement. There is no additional borrowing capacity resulting from principal payments made by the Company.

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

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"), with a maximum aggregate borrowing capacity of $200.0 million. On September 26, 2018, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of September 30, 2019, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of September 30, 2019, the Company had $79.1 million in outstanding borrowings which were primarily used for working capital needs, the payment of existing indebtedness and acquisitions, $5.0 million in letters of credit outstanding, and $215.9 million of available capacity under the Credit Agreement.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 1.00 to 3.50 and a minimum interest coverage ratio of 1.00 to 3.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of September 30, 2019.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$33.9	$30.0	$75.7	$81.7
Less: Earnings allocated to participating securities	0.2	0.2	0.5	0.6
Net income available to common shareholders	$33.7	$29.8	$75.2	$81.1
Denominator:
Basic weighted average common shares outstanding	46.4	46.7	46.3	46.7
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.3	0.5	0.4	0.5
Diluted weighted average common shares outstanding	46.7	47.2	46.7	47.2
Basic earnings per share	$0.73	$0.64	$1.62	$1.74
Diluted earnings per share	$0.72	$0.63	$1.61	$1.72

There were 0.3 million and 0.2 million stock options outstanding for the third quarters ended September 30, 2019 and September 30, 2018, and 0.3 million and 0.2 million stock options outstanding for the nine months ended September 30, 2019 and September 30, 2018 respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

11. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the third quarters ended September 30, 2019 and September 30, 2018:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of June 30, 2019	$4,632	$264,533	$673,493	$(47,568)	$(135,902)	$1,714	$760,902	$(210)
Net income			33,907			199	34,106	(31)
Dividends on common stock ($0.1450/share)			(6,767)				(6,767)
Common stock issued	5	831					836
Common stock repurchased	(1)		(757)				(758)
Share-based compensation	—	1,935					1,935
Noncontrolling dividend						—	—
Purchase of redeemable noncontrolling shares							—	(2)
Currency translation adjustment					(13,622)	(51)	(13,673)	14
Pension liability, net of tax				475			475
Balance as of September 30, 2019	$4,636	$267,299	$699,876	$(47,093)	$(149,524)	$1,862	$777,056	$(229)

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of June 30, 2018	$4,654	$246,682	$634,992	$(48,165)	$(125,465)	$2,326	$715,024	$764
Net income			30,006			142	30,148	(216)
Dividends on common stock ($0.1200/share)			(5,641)				(5,641)
Common stock issued	29	6,923					6,952
Common stock repurchased	(2)		(1,125)				(1,127)
Share-based compensation	1	1,857					1,858
Noncontrolling dividend						(661)	(661)
Purchase of redeemable noncontrolling shares							—	—
Currency translation adjustment					(10,794)	(12)	(10,806)	68
Pension liability, net of tax				598			598
Balance as of September 30, 2018	$4,682	$255,462	$658,232	$(47,567)	$(136,259)	$1,795	$736,345	$616

The schedules below set forth equity changes in the nine months ended September 30, 2019 and September 30, 2018:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2018	$4,632	$257,535	$654,724	$(48,585)	$(134,434)	$1,955	$735,827	$518
Net income			75,708			620	76,328	(314)
Dividends on common stock ($0.4350/share)			(20,277)				(20,277)
Common stock issued	12	2,319					2,331
Common stock repurchased	(22)		(10,279)				(10,301)
Share-based compensation	14	7,445					7,459
Noncontrolling dividend						(642)	(642)
Purchase of redeemable noncontrolling shares							—	(487)
Currency translation adjustment					(15,090)	(71)	(15,161)	54
Pension liability, net of tax				1,492			1,492
Balance as of September 30, 2019	$4,636	$267,299	$699,876	$(47,093)	$(149,524)	$1,862	$777,056	$(229)

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2017	$4,663	$240,136	$604,905	$(49,364)	$(99,683)	$1,964	$702,621	$1,502
Net income			81,677			527	82,204	(1,018)
Dividends on common stock ($0.3475/share)			(16,299)				(16,299)
Common stock issued	38	8,709					8,747
Common stock repurchased	(29)		(12,051)				(12,080)
Share-based compensation	10	6,617					6,627
Noncontrolling dividend						(661)	(661)
Purchase of redeemable noncontrolling shares							—	—
Currency translation adjustment					(36,576)	(35)	(36,611)	132
Pension liability, net of tax				1,797			1,797
Balance as of September 30, 2018	$4,682	$255,462	$658,232	$(47,567)	$(136,259)	$1,795	$736,345	$616

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the nine months ended September 30, 2019 and September 30, 2018, are summarized below:

(In millions)
For the nine months ended September 30, 2019:	Foreign Currency Translation Adjustments		Pension and Post-Retirement Plan Benefit Adjustments (2)		Total
Balance as of December 31, 2018	$(134.5)		$(48.5)		$(183.0)

Other comprehensive income/(loss) before reclassifications	(15.1)		—		(15.1)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—		1.5		1.5
Net other comprehensive income/(loss)	(15.1)	—	1.5	—	(13.6)

Balance as of September 30, 2019	$(149.6)		$(47.0)		$(196.6)

For the nine months ended September 30, 2018:
Balance as of December 31, 2017	$(99.7)		$(49.3)		$(149.0)

Other comprehensive income/(loss) before reclassifications	(36.6)		—		(36.6)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—		1.8		1.8
Net other comprehensive income/(loss)	(36.6)	—	1.8	—	(34.8)

Balance as of September 30, 2018	$(136.3)	—	$(47.5)		$(183.8)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.4 million and $0.5 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

Segment operating income is a key financial performance measure. Operating income by segment is based on net sales less identifiable operating expenses and allocations and includes profits recorded on sales to other segments of the Company.  During the first quarter of 2019, the Company changed management reporting for transfers of certain products between the Water and Fueling segments. This reclassification resulted in $1.0 million of sales and $0.0 million of operating income for the third quarter ended September 30, 2018 and $2.8 million of sales and $0.2 million of operating income for the nine months ended September 30, 2018 being reclassified between the Fueling segment and the Water segment. Additionally, the changes to management reporting had an impact on how the Company reviews and summarizes sales of geographical components within a segment. The Company has updated the sales of geographical components of the Water Systems segment from prior year to align with current management reporting. The changes resulted in sales reclassifications from Latin America, Asia Pacific, and Europe, Middle East, and Africa ("EMEA") to the U.S. and Canada for both the third quarter and nine months ended September 30, 2018. This resulted in $3.4 million and $10 million of sales to be reclassified to the U.S. and Canada for the third quarter and nine months ended September 30, 2018, respectively. There is no impact on the Company's previously reported consolidated financial position, results of operations, or cash flows.

Financial information by reportable business segment is included in the following summary:

	Third Quarter Ended		Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	Net sales
Water Systems
External sales
United States & Canada	$94.9	$97.0	$284.8	$280.0
Latin America	30.6	31.0	90.5	89.0
Europe, Middle East & Africa	40.8	40.8	117.5	132.2
Asia Pacific	17.0	17.3	57.9	57.1
Intersegment sales
United States & Canada	16.5	13.2	42.5	45.0
Total sales	199.8	199.3	593.2	603.3
Distribution
External sales
United States & Canada	87.0	78.0	227.4	213.7
Intersegment sales	—	—	—	—
Total sales	87.0	78.0	227.4	213.7
Fueling Systems
External sales
United States & Canada	48.3	43.7	129.3	113.2
All other	29.8	34.1	87.1	96.3
Intersegment sales	—	—	—	—
Total sales	78.1	77.8	216.4	209.5

Intersegment Eliminations/Other	(16.5)	(13.2)	(42.5)	(45.0)
Consolidated	$348.4	$341.9	$994.5	$981.5

	Third Quarter Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	Operating income/(loss)
Water Systems	$28.4	$28.4	$78.5	$85.7
Distribution	5.9	3.1	6.1	6.3
Fueling Systems	21.6	20.9	55.6	53.6
Intersegment Eliminations/Other	(13.2)	(12.3)	(41.7)	(42.3)
Consolidated	$42.7	$40.1	$98.5	$103.3

	September 30, 2019	December 31, 2018
	Total assets
Water Systems	$690.2	$679.7
Distribution	199.0	165.1
Fueling Systems	294.0	275.7
Other	53.7	61.9
Consolidated	$1,236.9	$1,182.4

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

At September 30, 2019, the Company had $11.2 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the nine months ended September 30, 2019, are as follows:

(In millions)
Balance as of December 31, 2018	$9.0
Accruals related to product warranties	7.9
Additions related to acquisitions	0.2
Reductions for payments made	(8.0)
Balance as of September 30, 2019	$9.1

The Company maintains certain warehouses, distribution centers, office space, and equipment operating leases. The Company also has lease agreements that are classified as financing. These financing leases are immaterial to the Company.
The Company utilizes interest rates from lease agreements unless the lease agreement does not provide a readily determinable rate. In these instances, the Company utilizes its incremental borrowing rate based on the information available as of the adoption of ASU 2016-02 or at the inception of any new leases entered into thereafter when determining the present value of future lease payments.
Some of the Company’s leases include renewal options. The Company excludes these renewal options in the expected lease term unless the Company is reasonably certain that the option will be exercised.
The components of the Company’s operating lease portfolio for both the third quarter and the nine months ended September 30, 2019 are as follows:

Lease Cost (in millions):	Third Quarter Ended	Nine Months Ended
Operating lease cost	$2.4	$7.6
Short-term lease cost	—	0.1

Other Information:
Weighted-average remaining lease term		6 years
Weighted-average discount rate		3.9%

The minimum rental payments for non-cancellable operating leases as of September 30, 2019, are as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Future Minimum Rental Payments	$2.5	$8.4	$5.8	$3.6	$2.5	$5.9

The minimum rental payments for non-cancellable operating leases as of December 31, 2018, were reported as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Future Minimum Rental Payments	$8.9	$5.9	$3.5	$2.0	$1.1	$5.7

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the nine months ended September 30, 2019 and September 30, 2018 are as follows:

	September 30, 2019	September 30, 2018
Risk-free interest rate	2.53%	2.69%
Dividend yield	1.05%	1.05%
Volatility factor	29.38%	28.71%
Expected term	5.5 years	5.6 years

A summary of the Company’s outstanding stock option activity and related information for the nine months ended September 30, 2019 is as follows:

(Shares in thousands)	September 30, 2019
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,229	$33.25
Granted	190	55.16
Exercised	(121)	19.32
Forfeited	(2)	42.77
Outstanding at end of period	1,296	$37.74
Expected to vest after applying forfeiture rate	1,290	$37.70
Vested and exercisable at end of period	777	$32.99

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of September 30, 2019 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	6.27 years	$14,445
Expected to vest after applying forfeiture rate	6.26 years	$14,416
Vested and exercisable at end of period	4.88 years	$11,520

The total intrinsic value of options exercised during the nine months ended September 30, 2019 and September 30, 2018 was $3.8 million and $9.4 million, respectively.

As of September 30, 2019, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.69 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the nine months ended September 30, 2019 is as follows:

(Shares in thousands)	September 30, 2019
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	498	$37.27
Awarded	139	51.47
Vested	(144)	33.89
Forfeited	(11)	38.97
Non-vested at end of period	482	$42.33

As of September 30, 2019, there was $10.0 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 1.48 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2019 vs. Third Quarter 2018

OVERVIEW
Sales in the third quarter of 2019 increased from the third quarter last year.  The sales increase was led by acquisition related sales, as well as all segments had sales increases from volume and price. The impact on sales due to foreign currency translation was a reduction of about 2 percent. The Company's consolidated gross profit was $117.6 million for the third quarter of 2019, an increase of $4.6 million or about 4 percent from the prior year’s third quarter. Earnings benefited from foreign exchange gains. Earnings per share in the third quarter of 2019 were up to the same period last year by about 14 percent.

RESULTS OF OPERATIONS

Net Sales
Net sales in the third quarter of 2019 were $348.4 million, an increase of $6.5 million or about 2 percent compared to 2018 third quarter sales of $341.9 million.  Acquisition related sales were $9.6 million. Sales revenue decreased by $5.8 million or about 2 percent in the third quarter of 2019 due to foreign currency translation.

	Net Sales
(In millions)	Q3 2019	Q3 2018	2019 v 2018
Water Systems	$199.8	$199.3	$0.5
Fueling Systems	78.1	77.8	$0.3
Distribution	87.0	78.0	$9.0
Eliminations/Other	(16.5)	(13.2)	$(3.3)
Consolidated	$348.4	$341.9	$6.5

Net Sales-Water Systems
Water Systems sales were $199.8 million in the third quarter 2019, an increase of $0.5 million versus the third quarter 2018 sales of $199.3 million. In the third quarter of 2019, sales from businesses acquired since the third quarter of 2018 were $2.3 million. Water Systems sales were reduced by $4.9 million or about 2 percent in the quarter due to foreign currency translation. Water Systems sales, excluding acquisitions and the impact of foreign currency translation, were up about 2 percent compared to the third quarter 2018.

Water Systems sales in the U.S. and Canada increased by 1 percent overall compared to the third quarter 2018, primarily related to sales from acquisitions. Sales of dewatering equipment increased by 2 percent on the continued diversification of product sales and channels. Sales of groundwater pumping equipment increased by 1 percent versus the third quarter 2018. The increase in groundwater pumping systems was primarily due to improved weather conditions in North America and increased sales to the Company’s Headwater Distribution segment. Sales of surface pumping equipment decreased by 4 percent on lower sales of both wastewater and condensation removal equipment.

Water Systems sales in markets outside the U.S. and Canada declined by 1 percent overall. Foreign currency translation decreased sales by 5 percent. Outside the U.S. and Canada, Water Systems organic sales increased by 4 percent, primarily driven by higher sales in Latin America and Europe, Middle East and Africa markets, partially offset by sales declines in Asia Pacific.
Net Sales-Fueling Systems
Fueling Systems sales were $78.1 million in the third quarter 2019, an increase of $0.3 million versus the third quarter 2018 sales of $77.8 million. In the third quarter of 2019, sales decreased by $0.9 million or about 1 percent in the quarter due to foreign currency translation. Fueling Systems organic sales increased about 2 percent compared to the third quarter of 2018.

Fueling Systems sales in the U.S. and Canada increased by 10 percent compared to the third quarter 2018. The increase was principally in the fuel management systems and service station hardware product lines. Outside the U.S. and Canada, Fueling Systems revenues declined by 6 percent, primarily due to lower sales in China.
Net Sales-Distribution
Distribution sales were $87.0 million in the third quarter 2019, versus third quarter 2018 sales of $78.0 million. In the third quarter of 2019, sales from businesses acquired since the third quarter of 2018 were $7.3 million. The Distribution segment organic sales increased about 2 percent compared to the third quarter of 2018.

Cost of Sales
Cost of sales as a percent of net sales for the third quarter of 2019 and 2018 was 66.2 percent and 67.0 percent, respectively. Correspondingly, the gross profit margin as a percent of net sales was 33.8 percent in the third quarter of 2019 compared to 33.0 percent in the third quarter of 2018. The Company's consolidated gross profit was $117.6 million for the third quarter of 2019, an increase of $4.6 million from the gross profit of $113.0 million in the third quarter of 2018. The gross profit increase was primarily due to higher sales. In the third quarter, achieved sales price increases exceeded raw material inflation.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $74.5 million in the third quarter of 2019 compared to $72.5 million in the third quarter of the prior year. The increase in SG&A expenses from acquired businesses was $1.5 million. Excluding the acquired entities, the Company’s SG&A expenses in the third quarter of 2019 were $73.0 million, an increase of less than 1 percent from the third quarter 2018, partially due to the effect of foreign currency translations in the third quarter of 2019 versus the prior year.

Restructuring Expenses
Restructuring expenses for the third quarter of 2019 were $0.4 million, primarily in the Water segment and related to miscellaneous manufacturing realignment activities. Restructuring expenses for the third quarter of 2018 were $0.3 million, primarily in the Distribution segment and related to miscellaneous branch closings and consolidation.

Operating Income
Operating income was $42.7 million in the third quarter of 2019, up $2.6 million or 6 percent from $40.1 million in the third quarter of 2018.

	Operating income (loss)
(In millions)	Q3 2019	Q3 2018	2019 v 2018
Water Systems	$28.4	$28.4	$—
Fueling Systems	21.6	20.9	0.7
Distribution	5.9	3.1	2.8
Eliminations/Other	(13.2)	(12.3)	(0.9)
Consolidated	$42.7	$40.1	$2.6

Operating Income-Water Systems
Water Systems operating income was $28.4 million in the third quarter 2019, flat compared to the $28.4 million in the third quarter 2018. Operating income margin was 14.2 percent in both the third quarter of 2019 and 2018.
Operating Income-Fueling Systems
Fueling Systems operating income was $21.6 million in the third quarter of 2019, up $0.7 million or about 3 percent compared to $20.9 million in the third quarter of 2018. The increase in operating income was primarily due to higher favorable product sales mix. The third quarter of 2019 operating income margin was 27.7 percent versus 26.9 percent of net sales in the third quarter of 2018.

Operating Income-Distribution
Distribution operating income was $5.9 million in the third quarter of 2019 and the third quarter operating income margin was 6.8 percent. Distribution operating income was $3.1 million in the third quarter of 2018 and the third quarter operating income margin was 4.0 percent. Distribution’s operating income was higher in the third quarter due to higher sales volumes and acquisitions and leverage on operating expenses.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses.  The inter-segment profit elimination impact in the third quarter of 2019 compared to the third quarter of 2018 reduced operating income about $0.7 million. The inter-segment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until the transferred product is sold from the Distribution segment to its customer. Unallocated general and administrative expenses were higher by $0.2 million or about 2 percent.

Interest Expense
Interest expense for the third quarter of 2019 and 2018 was $2.0 million and $2.4 million, respectively.

Other Income or Expense
Other income or expense was a loss of $0.3 million and $0.4 million in the third quarter of 2019 and 2018, respectively.

Foreign Exchange
Foreign currency-based transactions produced a gain for the third quarter of 2019 of $2.1 million, primarily due to a $2.1 million gain from the Argentinian Peso relative to the U.S. dollar. Foreign currency-based transactions produced a loss for the third quarter of 2018 of $1.6 million, primarily due to changes in the Turkish Lira, South African Rand and Brazilian Real relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the third quarter of 2019 and 2018 was $8.4 million and $5.7 million, respectively. The effective tax rate for the third quarter of 2019 was about 20 percent. Discrete events in the third quarter of 2019 were not significant. The effective tax rate for the third quarter of 2018 was about 16 percent and, before the impact of discrete events, was about 20 percent. Discrete events in the third quarter of 2018 included excess tax benefits on stock-based compensation and the statute expiration of uncertain tax positions. The tax rate as a percentage of pre-tax earnings for the full year of 2019 is projected to be about 21 percent, compared to the full year 2018 tax rate of about 19 percent, both before the impact of discrete events.
Net Income
Net income for the third quarter of 2019 was $34.1 million compared to the prior year third quarter net income of $29.9 million.  Net income attributable to Franklin Electric Co., Inc. for the third quarter of 2019 was $33.9 million, or $0.72 per diluted share, compared to the prior year third quarter net income attributable to Franklin Electric Co., Inc. of $30.0 million or $0.63 per diluted share.

First Nine Months of 2019 vs. First Nine Months of 2018

OVERVIEW
Sales in the first nine months of 2019 were up from the same period last year.  The sales increase was led by acquisitions. The impact of foreign currency translation decreased sales by about 3 percent. The Company's consolidated gross profit was $326.8 million for the first nine months of 2019, a decrease of $1.2 million or less than 1 percent from the first nine months of 2018. Earnings in the first nine months of 2019 were down from the same period last year.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first nine months of 2019 were $994.5 million, an increase of $13.0 million or about 1 percent compared to 2018 first nine months sales of $981.5 million.  The incremental impact of sales from acquired businesses was $30.2 million.  Sales revenue decreased by $29.0 million or 3 percent in the first nine months of 2019 due to foreign currency translation.

	Net Sales
(In millions)	YTD September 30, 2019	YTD September 30, 2018	2019 v 2018
Water Systems	$593.2	$603.3	$(10.1)
Fueling Systems	216.4	209.5	$6.9
Distribution	227.4	213.7	$13.7
Eliminations/Other	(42.5)	(45.0)	$2.5
Consolidated	$994.5	$981.5	$13.0

Net Sales-Water Systems
Water Systems sales were $593.2 million in the first nine months 2019, a decrease of $10.1 million or about 2 percent versus the first nine months of 2018. The incremental impact of sales from acquired businesses was $9.9 million. Foreign currency translation changes decreased sales $25.1 million, or about 4 percent, compared to sales in the first nine months of 2018. The Water Systems organic sales change in the first nine months of 2019 was an increase of $5.1 million or about 1 percent.

Water Systems sales in the U.S. and Canada increased by about 1 percent compared to the first nine months of 2018. The incremental impact of sales from acquired businesses was $2.3 million or about 1 percent. Sales revenue decreased by $2.5 million or about 1 percent in the first nine months of 2019 due to foreign currency translation. In the first nine months of 2019, sales of Pioneer branded dewatering equipment increased by about 7 percent when compared to the prior year due to strength in North American oil and gas markets and continued diversification of product sales channels and geographies. Sales of groundwater pumping equipment decreased by about 5 percent on lower residential and agricultural system sales primarily to the Headwater companies, versus the first nine months of 2018. Sales of other surface pumping equipment increased by about 2 percent in the first nine months of the year, in part due to wet weather conditions in the upper Midwest and Canada in the first half of the year.

Water Systems sales in markets outside the U.S. and Canada decreased by about 4 percent compared to the first nine months of 2018. The incremental impact of sales from acquired businesses was $7.6 million or about 3 percent. Sales revenue decreased by $22.6 million or about 8 percent in the first nine months of 2019 due to foreign currency translation. International Water Systems sales change in the first nine months of 2019, excluding acquisitions and foreign currency translation, was an increase of about 1 percent. International Water Systems sales growth in the Asia Pacific and Latin America markets were partially offset by lower sales in the European, Middle East and African markets.

Net Sales-Fueling Systems
Fueling Systems sales were $216.4 million in the first nine months of 2019, an increase of $6.9 million or about 3 percent from the first nine months of 2018. The incremental impact of sales from acquired businesses was $3.2 million. Foreign currency translation changes decreased sales $3.9 million or about 2 percent compared to sales in the first nine months of 2018. The Fueling Systems organic sales change in the first nine months of 2019 was an increase of $7.6 million or about 4 percent.

Fueling Systems sales in the U.S. and Canada grew by about 11 percent during the first nine months with most of the sales growth coming from fuel management systems and service station hardware product lines. Internationally, Fueling Systems revenues declined by about 6 percent due to lower sales in Europe, Africa and China partially offset by higher sales in India and other regions. China sales were about $34 million in the first nine months of 2019 compared to the first nine months of 2018 Fueling Systems China sales of about $36 million.

Net Sales-Distribution
Distribution sales were $227.4 million in the first nine months of 2019, versus the first nine months of 2018 sales of $213.7 million. The incremental impact of sales from acquired businesses was $17.1 million. Distribution segment organic sales decreased about 2 percent compared to the first nine months of 2018.

Cost of Sales
Cost of sales as a percent of net sales for the first nine months of 2019 and 2018 was 67.1 percent and 66.6 percent, respectively. Correspondingly, the gross profit margin was 32.9 percent and 33.4 percent, respectively. The Company's consolidated gross profit was $326.8 million for the first nine months of 2019, down $1.2 million from the gross profit of $328.0 million in the first nine months of 2018. The gross profit decrease was primarily due to lower sales in the Water segment.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $226.6 million in the first nine months of 2019 and increased by $2.9 million compared to $223.7 million in the first nine months of last year. The increase in SG&A expenses from acquired businesses was $7.3 million. Excluding the acquired entities, the Company’s SG&A expenses in the first nine months of 2019 decreased by $4.4 million or about 2 percent, partially due to the effect of foreign currency translation in 2019 versus the prior year.
Restructuring Expenses
Restructuring expenses for the first nine months of 2019 were $1.8 million. Restructuring expenses were $1.0 million in the Water segment and $0.8 million in the Distribution segment. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities and branch closings and consolidations in the Distribution segment. Restructuring expenses for the first nine months of 2018 were $1.0 million. Restructuring expenses were $0.5 million in the Water segment, $0.2 million in the Fueling segment and $0.3 million in the Distribution segment. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities and branch closings and consolidations in the Distribution segment.

Operating Income
Operating income was $98.5 million in the first nine months of 2019, down $4.8 million or 5 percent from $103.3 million in the first nine months of 2018.

	Operating income (loss)
(In millions)	YTD September 30, 2019	YTD September 30, 2018	2019 v 2018
Water Systems	$78.5	$85.7	$(7.2)
Fueling Systems	55.6	53.6	2.0
Distribution	6.1	6.3	(0.2)
Eliminations/Other	(41.7)	(42.3)	0.6
Consolidated	$98.5	$103.3	$(4.8)

Operating Income-Water Systems
Water Systems operating income was $78.5 million in the first nine months of 2019 compared to $85.7 million in the first nine months of 2018, a decrease of 8 percent. The first nine months operating income margin was 13.2 percent compared to the first nine months of 2018 operating income margin of 14.2 percent. Operating income margin decreased in Water Systems primarily due to lower sales volumes and unfavorable product and geographic sales mix shifts.

Operating Income-Fueling Systems
Fueling Systems operating income was $55.6 million in the first nine months of 2019 compared to $53.6 million in the first nine months of 2018. The first nine months operating income margin was 25.7 percent compared to 25.6 percent of net sales in the first nine months of 2018. Operating income margin increased in Fueling Systems primarily due to higher sales volumes and favorable product and geographic sales mix shifts.

Operating Income-Distribution
Distribution operating income was $6.1 million in the first nine months of 2019 and operating income margin was 2.7 percent. Distribution operating income was $6.3 million in the first nine months of 2018 and operating income margin was 2.9 percent. Operating income margin decreased in Distribution due to lower sales volumes, partially offset by acquisitions.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses.  The inter-segment profit elimination impact in the first nine months of 2019 increased operating income about $0.1 million. The inter-segment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until the transferred product is sold from the Distribution segment to its third-party customer. Unallocated general and administrative expenses were lower by $0.5 million or about 1 percent to last year in the first nine months.

Interest Expense
Interest expense for the first nine months of 2019 and 2018 was $6.7 million and $7.5 million, respectively.

Other Income or Expense
Other income or expense was a loss of $0.3 million and $0.6 million, respectively in the first nine months of 2019 and 2018.

Foreign Exchange
Foreign currency–based transactions produced a gain for the first nine months of 2019 of $2.2 million, primarily due to a $2.3 million gain from the Argentinian Peso relative to the U.S. dollar. Foreign currency-based transactions for the first nine months of 2018 was a loss of $3.2 million due to movements in several currencies relative to the U.S. dollar, with the Turkish Lira, South African Rand and Mexican Peso being the most significant.

Income Taxes
The provision for income taxes in the first nine months of 2019 and 2018 was $17.7 million and $10.9 million, respectively. The effective tax rate for the first nine months of 2019 was about 19 percent and, before the impact of discrete events, was about 21 percent. The effective tax rate for the first nine months of 2018 was about 12 percent and, before the impact of discrete events, was about 20 percent. Discrete events in 2018 included a net benefit related to the release of valuation allowances on deferred taxes in multiple jurisdictions. The tax rate as a percentage of pre-tax earnings for the full year of 2019 is projected to be about 21 percent, compared to the full year 2018 tax rate of about 19 percent, both before the impact of discrete events.
Net Income
Net income for the first nine months of 2019 was $76.0 million compared to 2018 first nine months net income of $81.2 million.  Net income attributable to Franklin Electric Co., Inc. for the first nine months of 2019 was $75.7 million, or $1.61 per diluted share, compared to 2018 first nine months net income attributable to Franklin Electric Co., Inc. of $81.7 million or $1.72 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at September 30, 2019 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of September 30, 2019 the Company had a $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of September 30, 2019, the Company had $215.9 million borrowing capacity under the Credit Agreement as $5.0 million in letters of commercial and standby letters of credit were outstanding and undrawn and $79.1 million in revolver borrowings were drawn and outstanding which were primarily used for working capital needs, the payment of existing indebtedness, and acquisitions.
The Company also has other long-term debt borrowing outstanding as of September 30, 2019. See Note 9 - Debt for additional specifics regarding these obligations and future maturities.
At September 30, 2019, the Company had $41.3 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first nine months of 2019 and 2018.

(in millions)	2019	2018
Net cash flows from operating activities	$90.2	$60.4
Net cash flows from investing activities	(35.6)	(56.4)
Net cash flows from financing activities	(61.0)	(28.5)
Impact of exchange rates on cash and cash equivalents	(5.0)	(1.6)
Change in cash and cash equivalents	$(11.4)	$(26.1)

Cash Flows from Operating Activities
2019 vs. 2018
Net cash provided by operating activities was $90.2 million for the nine months ended September 30, 2019 compared to $60.4 million provided by operating activities for the nine months ended September 30, 2018. The increase in cash provided by operating activities was due to a decrease of $32.9 million in working capital requirements, primarily in accounts payable and accrued expenses due to better payment terms with vendors as well as lower tax payments and contributions to employee benefit plans. Increases in cash provided were offset by uses of cash for other assets, which consisted primarily of prepaid assets.
Cash Flows from Investing Activities
2019 vs. 2018
Net cash used in investing activities was $35.6 million for the nine months ended September 30, 2019 compared to $56.4 million used in investing activities for the nine months ended September 30, 2018. The decrease in cash used in investing activities is primarily attributable to decreased acquisition activity.
Cash Flows from Financing Activities
2019 vs. 2018
Net cash used in financing activities was $61.0 million for the nine months ended September 30, 2019 compared to $28.5 million used in financing activities for the nine months ended September 30, 2018. The increase in cash used in financing activities was primarily attributable to higher debt repayments, up approximately $23.5 million in the current year consistent with reduced acquisition activity. Other uses of cash in financing activities include dividend payments, which increased by $3.9 million in the current year compared to dividends paid in the prior year, and proceeds from common stock issuance, which decreased $6.4 million compared to prior year. These were offset by a decrease in common stock repurchases of $1.8 million in the current year compared to common stock repurchases in the prior year.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the third quarter ended September 30, 2019. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

In the third quarter of 2016, the Company began the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system. The new ERP system was designed to better support the Company's business needs in response to the changing operating environment and for many business units within the Company is an update to a legacy system product.  The implementation of a worldwide ERP system affects the processes that constitute the Company's internal control over financial reporting and requires testing for effectiveness as the implementation progresses. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting. The Conversion will happen in two stages. The first stage involved converting the primary legacy ERP system. As of the quarter ended, all business units previously on the primary legacy system have converted to the new ERP system. The second stage will convert those companies that remained on their local ERP system after the date of acquisition. The second stage is ongoing as of September 30, 2019.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

The Company did not repurchase any shares under its outstanding plan during the third quarter of 2019. The maximum number of shares that may still be purchased under this plan as of September 30, 2019 is 1,255,970.

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: November 5, 2019	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2019	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2019

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended May 3, 2019 (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on May 7, 2019)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

*Management Contract, Compensatory Plan or Arrangement