Form 10-K
period 2019-12-31
FRANKLIN ELECTRIC CO INC
filed 2020-02-25
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2019 (the last business day of the registrant’s most recently completed second quarter) was $2,175,331,613. The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant’s 401(k) Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 11, 2020:
46,393,240 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020 (Part III).

FRANKLIN ELECTRIC CO., INC.

PART I

ITEM 1. BUSINESS
Description of the Business
Franklin Electric Co., Inc. (“Franklin Electric” or the “Company”) is an Indiana corporation founded in 1944 and incorporated in 1946. Named after America’s pioneer electrical engineer, Benjamin Franklin, Franklin Electric manufactured the first water-lubricated submersible motor for water systems, and the first submersible motor for fueling systems. With 2019 revenue of about $1.3 billion and approximately 5,400 employees, today the Company designs, manufactures and distributes water and fuel pumping systems, composed primarily of submersible motors, pumps, electronic controls and related parts and equipment.

The Company’s water pumping systems move fresh and wastewater for the residential, agricultural, and other industrial end markets. The Company also sells various groundwater equipment products to well installation contractors, including water pumping systems, through its distribution branches located in the U.S. With a growing global footprint, the Company has also evolved into a top supplier of submersible fueling systems at gas stations, making pumps, pipes, electronic controls, and monitoring devices.

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

Franklin Electric’s Key Factors for Success
While maintaining a culture of safety and lean principles, Franklin Electric promises to deliver quality, availability, service, innovation, and cost in every encounter the Company has with stakeholders, including direct or indirect customers, employees, shareholders, and suppliers. These key factors for success are a roadmap for the Company's growth as a global provider of water and fuel systems, through geographic expansion and product line extensions, leveraging its global platform and competency in system design, all while consistently offering the best value to its customer.

Markets and Applications
The Company’s business consists of three reportable segments based on the principal end market served: Water Systems, Fueling Systems, and Distribution segments. The Company includes unallocated corporate expenses in an “Intersegment Eliminations/Other” segment that, together with the Water Systems, Fueling Systems, and Distribution segments, represent the Company. Segment and geographic information appears in Note 15 - Segment and Geographic Information to the consolidated financial statements.

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

Water Systems Segment
Water Systems is a global leader in the production and marketing of water pumping systems and is a technical leader in submersible motors, pumps, drives, electronic controls, and monitoring devices. The Water Systems segment designs, manufactures and sells motors, pumps, drives, electronic controls, monitoring devices, and related parts and equipment primarily for use in groundwater, water transfer and wastewater.

Water Systems motors, pumps and controls are used principally for pumping clean water and wastewater in a variety of residential, agricultural, municipal and industrial applications. Water Systems also manufactures electronic drives and controls for the motors which control functionality and provide protection from various hazards, such as electrical surges, over-heating and dry wells or dry tanks.

The Water Systems business has grown from a domestic submersible motor manufacturer to a global manufacturer of systems and components for the movement of water. Founded in the 1940s, the Company began as a manufacturer of submersible motors for pumps. In 2004, it entered the pump business, and has since grown through internal product development and acquisitions. Highlights of the Water Systems business transformation, from its origins to the present, are as follows:
•1950s - Domestic submersible motor manufacturer

•1990s - Global manufacturer of submersible motors, electronic drives and controls selling to pump OEMs
•2004 - Began to change the business model to include pumps and sell directly to wholesale distributors
•2006 - Added adjacent pumping systems, acquired Little Giant Pump Company, United States
•2007 - Expanded globally, acquired Pump Brands (Pty) Limited, South Africa
•2008 - Continued global expansion, acquired Industrias Schneider SA, Brazil
•2009 - International acquisition, Vertical, S.p.A., Italy
•2011 - International acquisition, Impo Motor Pompa Sanayi ve Ticaret A.S., Turkey
•2012 - Acquired majority interest, 70.5%, in mobile pumping systems company, Pioneer Pump Holdings, Inc. (“PPH”), a United States company with subsidiaries in the United Kingdom and South Africa
•2014 - International acquisitions, Bombas Leao S.A., Brazil and majority interest, 70%, of Pluga Pumps and Motors Private Limited, India
•2015 - Acquired remaining 29.5% noncontrolling interest of PPH
•2017 - Acquired remaining 10% noncontrolling interest of Impo
•2018 - International acquisition, Industrias Rotor Pump S.A., Argentina
•2019 - Added water treatment system products, through the acquisition of First Sales, LLC, United States, acquired remaining ownership of Pluga Pumps and Motors Private Limited, India

Water Systems products are sold in highly competitive markets. Water Systems contributes about 60 percent of the Company’s total revenue. Significant portions of segment revenue come from selling groundwater and surface pumps, motors, and controls for residential and commercial buildings, as well as agricultural sales which are more seasonal and subject to commodity price changes. The Water Systems segment generates approximately 40 percent of its revenue in developing markets, which often lack municipal water systems. As those countries install water systems, the Company views those markets as an opportunity. The Company has had 6 to 9 percent compounded annual sales growth in developing regions in recent years. Water Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The Company’s principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc., and Xylem, Inc.

2019 Water Systems research and development expenditures were primarily related to the following activities:

•Electronic drives and controls for Pump and HVAC applications, including SubDrive Connect Plus, MonoDrive Utility, and Cerus X-Drive
•Greywater pumping equipment, including the new High Temperature Condensate Pump Series and expanded FPS Non-Clog products up to 25 horsepower
•Submersible and surface pumps for residential, commercial, municipal, and agricultural applications including the development of higher efficient systems to meet the DOE requirements
•Submersible motor technology and motor protection, including expanded scope of the MagForce™ HES (High Efficiency Systems) from 1-335HP

Fueling Systems Segment
Fueling Systems is a global leader in the production and marketing of fuel pumping systems, fuel containment systems, and monitoring and control systems. The Fueling Systems segment designs, manufactures and sells pumps, pipe, sumps, fittings, vapor recovery components, electronic controls, monitoring devices and related parts and equipment primarily for use in fueling system applications.

Fueling Systems offers a complete array of components between the tank and the dispenser, including submersible pumps, station hardware, piping, sumps, vapor recovery and electronic controls. The Fueling Systems segment growth has been sustained by a commitment to protecting human health and the environment while delivering the lowest total cost of ownership. Fueling Systems takes steps to ensure its products are installed and maintained properly through robust global certification tools for their third-party contractors. The segment serves other energy markets such as power reliability systems and includes intelligent electronic devices that are designed for online monitoring for the power utility, hydroelectric, and telecommunication and data center infrastructure.

Fueling Systems has expanded its product offerings through internal development and acquisitions. Highlights of the Fueling Systems history are as follows:

•1990s - Domestic manufacturer of submersible turbine pumping systems
•2000 - Acquired Advanced Polymer Technology, Inc., a manufacturer of underground pipe for fueling applications, and EBW, Inc., a manufacturer and distributor of fueling hardware components
•2006 - Acquired Healy Systems, Inc., a manufacturer of fueling nozzles and vapor recovery systems

•2010 - Acquired PetroTechnik Limited, a United Kingdom distributor that designs and sources flexible and lightweight underground pipe
•2012 - Acquired Flex-ing, Inc., a manufacturer of fueling equipment including stainless steel flexible hose connectors
•2016 - Acquired GridSense, Inc., a manufacturer of remote monitoring equipment for distribution transformers and distribution lines
•2018 - Acquired the assets of the Stationary Power Division (SPD) of Midtronics, Inc., a manufacturer of battery testing and monitoring equipment
Fueling Systems products are sold in highly competitive markets. Rising vehicle use is leading to more investment in fueling stations which, in turn, leads to increased demand for the Company’s Fueling Systems products. The Company believes there is growth opportunity in developing markets. Fueling Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The Company’s principal competitors in the petroleum equipment industry are Fortive Corporation and Dover Corporation.

2019 Fueling Systems research and development expenditures were primarily related to the following activities:

•Developed and launched a Corrosion Control System to reduce corrosion in diesel tanks
•Developed and launched a Pressure/Vacuum Vent for controlling pressure to reduce emissions in an underground storage tank
•Developed products to monitor retail fueling sites, including soda dispensing, tank corrosion, and vapor recovery systems

Distribution Segment
The Distribution Segment is operated as a collection of wholly owned leading groundwater distributors known as the Headwater Companies. Headwater Companies deliver quality products and leading brands to the industry, providing contractors with the availability and service they demand to meet their application challenges. The Distribution segment operates within the U.S. professional groundwater market. Highlights of the Distribution Segment are as follows:

•2017 - Acquired controlling interests in three distributors in the U.S. professional groundwater market, creating the new Distribution Segment
•2018 - Acquired Valley Farms Supply, Inc., a professional groundwater distributor operating in the mid-west
•2019 - Acquired Milan Supply Company, a professional groundwater distributor operating in the mid-west

Information Regarding All Reportable Segments
Research and Development
The Company incurred research and development expense as follows:

(In millions)	2019	2018	2017
Research and development expense	$20.8	$22.1	$20.8

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

Major Customers

No single customer accounted for over 10 percent of net sales in 2019, 2018, or 2017. No single customer accounted for over 10 percent of gross accounts receivable in 2019 and 2018.

Backlog
The dollar amount of backlog by segment was as follows:

(In millions)	February 11, 2020	February 12, 2019
Water Systems	$53.2	$66.2
Fueling Systems	16.6	18.2
Distribution	4.7	5.9
Consolidated	$74.5	$90.3

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2020.  The Company’s sales in the first quarter are generally less than its sales in other quarters due to generally less water well drilling and overall product sales during the winter months in the Northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

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

The growth of municipal water systems and increased government restrictions on groundwater pumping could reduce demand for private water wells and the Company’s products, thereby reducing revenues and earnings.  Demand for certain Company products is affected by rural communities shifting from private and individual water well systems to city or municipal water systems. Many economic and other factors outside the Company’s control, including governmental regulations on water quality, and tax credits and incentives, could adversely impact the demand for private and individual water wells. A decline in private and individual water well systems in the United States or other economies in the international markets the Company serves could reduce demand for the Company’s products and adversely impact sales, gross margins, and operating results.

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

Risks Related to the Business

The Company is exposed to political, economic and other risks that arise from operating a multinational business.  The Company has significant operations outside the United States, including Europe, South Africa, Brazil, Mexico, India, China, Turkey and Argentina.  Further, the Company obtains raw materials and finished goods from foreign suppliers.  Accordingly, the Company’s business is subject to political, economic, and other risks that are inherent in operating a multinational business.  These risks include, but are not limited to, the following:

•Difficulty in enforcing agreements and collecting receivables through foreign legal systems
•Trade protection measures and import or export licensing requirements
•Inability to obtain raw materials and finished goods in a timely manner from foreign suppliers
•Imposition of tariffs, exchange controls or other restrictions
•Difficulty in staffing and managing widespread operations and the application of foreign labor regulations
•Compliance with foreign laws and regulations
•Changes in general economic and political conditions in countries where the Company operates

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of December 31, 2019, are as follows:

Name	Age	Position Held	Period Holding Position
Gregg C. Sengstack	61	Chairman of the Board and Chief Executive Officer	2015 - present
		President and Chief Executive Officer	2014 - 2015
		President and Chief Operating Officer	2011 - 2014
DeLancey W. Davis	54	Vice President and President, Headwater Companies	2017 - present
		Vice President and President, North America Water Systems	2012 - 2017
Donald P. Kenney	59	Vice President and President, Global Water	2019 - present
		Vice President and President, North America Water Systems	2017 - 2019
		Vice President and President, Energy Systems	2014 - 2017
		President, Energy Systems	2013 - 2014
		President, Fueling Systems	1991 - 2013
John J. Haines	56	Vice President, Chief Financial Officer	2008 - present
Julie S. Freigang	52	Vice President, Chief Information Officer	2015 - present
		Chief Information Officer	2014 - 2015
		Vice President, Information Technologies - Eaton Corporation	2011 - 2014
Steven W. Aikman	60	Vice President, Global Water Systems Engineering	2010 - present
Dr. Paul N. Chhabra	46	Vice President, Global Product Supply	2018 - present
		Vice President, Global Supply Chain - Applied Materials	2016 - 2018
		Managing Director, Manufacturing Operations - Applied Materials	2014 - 2016
		Senior Director, Supply Chain - SunPower Corporation	2014 - 2014
		Senior Director, Manufacturing Operations - Applied Materials	2010 - 2013
Jonathan M. Grandon	44	Vice President, Chief Administrative Officer, General Counsel and Secretary	2016 - present
		Vice President, Integration - Zimmer Biomet	2015 - 2016
		Senior Vice President and General Counsel - Biomet	2014 - 2015
		Vice President and Division General Counsel, Associate General Counsel, Corporate - Biomet	2013 - 2014
		Partner - Ropes & Gray LLP	2008 - 2013
Jay J. Walsh	50	Vice President and President, Fueling Systems	2019 - present
		President, Fueling Systems	2017 - 2019
		Executive Vice President, Fueling Systems	2013 - 2017
		Vice President, Business Development, Fueling Systems	2002 - 2013

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of shareholders of record as of February 11, 2020 was 682. The Company’s stock is traded on the NASDAQ Global Select Market under the symbol FELE.

Dividends paid per common share as quoted by the NASDAQ Global Select Market for 2019 and 2018 were as follows:

Dividends per Share
	2019	2018

1st Quarter	$.1450	$.1075
2nd Quarter	.1450	.1200
3rd Quarter	.1450	.1200
4th Quarter	.1450	.1200

The Company has increased dividend payments on an annual basis for 27 consecutive periods. The payment of dividends in the future will be determined by the Board of Directors and will depend on business conditions, earnings, and other factors.
Issuer Purchases of Equity Securities
In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company did not repurchase any shares under this plan during the fourth quarter of 2019. The maximum number of shares that may still be purchased under this plan as of December 31, 2019 is 1,255,970.

Stock Performance Graph
The following graph compares the Company’s cumulative total shareholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Guggenheim S&P Global Water Index and the Russell 2000 Index.

Hypothetical $100 invested on January 3, 2015 (fiscal year-end 2014) in Franklin Electric common stock (FELE), Guggenheim S&P Global Water Index, and Russell 2000 Index, assuming reinvestment of dividends:

	YE 2014	2015	2016	2017	2018	2019
FELE	$100	$72	$104	$122	$114	$153
Guggenheim S&P Global Water	100	98	106	147	132	174
Russell 2000	100	96	116	131	117	144

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements. The information set forth below is not necessarily indicative of future operations.

Five Year Financial Summary

(In thousands, except per share amounts and ratios)	2019	2018	2017	2016	2015
	(e)	(d)	(c)
Operations:
Net sales	$1,314,578	$1,298,129	$1,124,909	$949,856	$924,923
Gross profit	428,103	432,366	376,982	331,406	297,608
Interest expense	8,245	9,839	10,322	8,732	10,039
Income tax expense	20,836	14,890	25,994	24,798	12,625
Net income attributable to Franklin Electric Co., Inc.	95,483	105,877	78,180	78,745	72,945
Depreciation and amortization	36,977	38,604	38,506	35,534	35,476
Capital expenditures	22,112	23,417	33,379	37,624	25,933
Balance sheet:
Working capital (a)(f)	381,680	324,022	343,230	326,058	293,450
Property, plant, and equipment, net	201,328	207,064	215,694	196,137	190,039
Total assets (a) (b)	1,194,743	1,182,365	1,185,353	1,039,905	996,111
Long-term debt (a)	93,141	94,379	125,596	156,544	187,806
Shareholders’ equity	796,545	733,872	700,657	613,445	557,700
Other data:
Net income attributable to Franklin Electric Co., Inc., to sales	7.3%	8.2%	7.0%	8.3%	7.9%
Net income attributable to Franklin Electric Co., Inc., to average total assets (b)	8.0%	8.9%	7.0%	7.7%	7.0%
Current ratio (g)	3.1	2.3	2.4	3.1	3.0
Number of common shares outstanding	46,391	46,326	46,630	46,376	46,219
Per share:
Market price range
High	$57.06	$51.05	$47.10	$44.50	$39.56
Low	$42.05	$39.15	$36.55	$23.93	$26.75
Net income attributable to Franklin Electric Co., Inc., per weighted average common share	$2.04	$2.25	$1.67	$1.67	$1.52
Net income attributable to Franklin Electric Co., Inc., per weighted average common share, assuming dilution	$2.03	$2.23	$1.65	$1.65	$1.50
Book value (h)	$17.04	$15.64	$14.89	$13.12	$11.73
Dividends per common share	$0.5800	$0.4675	$0.4225	$0.3975	$0.3825

a.In 2016, the Company adopted Financial Accounting Standard Board (“FASB”) Accounting Standard Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU required retrospective adoption; therefore, year 2015 was restated above to reflect the adoption of the ASU.
b.In 2019, the Company adopted FASB ASU 2016-02, Leases (Topic 842), ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which requires lessees to present right-of-use assets and lease liabilities on the balance sheet. Balances prior to 2019 were not retrospectively adjusted.
c.Includes the results of operations of the Company’s 100% wholly owned subsidiaries since its acquisition of three groundwater distribution companies (2M Company, Inc. (“2M”), Drillers Service, Inc. (“DSI”), and Western Hydro, LLC

(“Western Hydro”)) in the second quarter of 2017, and 100% of the Company’s owned subsidiary, Impo Motor Pompa Sanayi ve Ticaret A.S., since the Company’s acquisition of an additional 10% in the second quarter of 2017.
d.Includes the results of operations of the Company’s 100% wholly owned subsidiaries Industrias Rotor Pump S.A. and Valley Farms Supply, Inc. acquired during the quarters ended September 30, 2018 and March 31, 2018, respectively. In addition, includes substantially all of the assets of the Stationary Power Division (“SPD”) of Midtronics, Inc. which were acquired during the quarter ended September 30, 2018.
e.Includes the results of operations of the Company’s 100% wholly owned subsidiaries Milan Supply Company and First Sales, LLC acquired during the quarters ended March 31, 2019 and September 30, 2019, respectively, and 100% of the Company’s owned subsidiary, Pluga Pumps and Motors Private Limited since the Company’s acquisition of the remaining ownership in the second quarter of 2019.
f.Working capital = Current assets minus current liabilities.
g.Current ratio = Current assets divided by current liabilities.
h.Book value = Shareholders’ equity divided by weighted average common shares, assuming full dilution.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2019 vs. 2018

OVERVIEW

Sales in 2019 increased by 1 percent from the prior year. The sales increase was led by acquisition related sales, as well as volume and price increases of about 1 percent. The impact of foreign currency translation decreased sales by about 3 percent. The Company's consolidated gross profit was $428.1 million for 2019, a decrease of $4.3 million or about 1 percent from 2018. The gross profit as a percent of net sales decreased 70 basis points to 32.6 percent in 2019 from 33.3 percent in 2018. For 2019, diluted earnings per share were $2.03, down from 2018 diluted earnings per share of $2.23.

RESULTS OF OPERATIONS

Net Sales
Net sales in 2019 were $1,314.6 million, an increase of $16.5 million or about 1 percent compared to 2018 sales of $1,298.1 million. The incremental impact of sales from acquired businesses was $38.1 million. Sales revenue decreased by $34.8 million or about 3 percent in 2019 due to foreign currency translation. The sales change in 2019, excluding acquisitions and foreign currency translation, was an increase of $13.2 million or about 1 percent.

	Net Sales
(In millions)	2019	2018	2019 v 2018
Water Systems	$781.5	$800.1	$(18.6)
Fueling Systems	293.6	284.6	9.0
Distribution	291.8	269.6	22.2
Eliminations/Other	(52.3)	(56.2)	3.9
Consolidated	$1,314.6	$1,298.1	$16.5

Net Sales-Water Systems
Water Systems sales were $781.5 million in 2019, a decrease of $18.6 million or about 2 percent versus 2018. The incremental impact of sales from acquired businesses was $13 million. Foreign currency translation changes decreased sales $30.5 million, or about 4 percent, compared to sales in 2018. The Water Systems organic sales change in 2019 was a decrease of $1.1 million.

Water Systems sales in the U.S. and Canada decreased by about 2 percent compared to 2018. The incremental impact of sales from acquired businesses was $5.4 million. Sales revenue decreased by $2.5 million or about 1 percent in 2019 due to foreign currency translation. In 2019, sales of dewatering equipment decreased by about 9 percent when compared to the prior year due to lower sales in rental channels and higher sales in 2018 driven by regulatory demand. Sales of groundwater pumping equipment decreased by about 4 percent on lower residential and agricultural system sales primarily to the Headwater companies, versus 2018. Sales of other surface pumping equipment were flat to prior year.

Water Systems sales in markets outside the U.S. and Canada decreased by about 3 percent compared to 2018. Sales revenue decreased by $28.0 million or about 8 percent in 2019 due to foreign currency translation. The incremental impact of sales from acquired businesses was $7.6 million. International Water Systems sales change in 2019, excluding acquisitions and foreign currency translation, was an increase of about 3 percent. International Water Systems sales grew in all three major international markets, Latin American, Asia Pacific and the European, Middle East and African markets.

Net Sales-Fueling Systems
Fueling Systems sales were $293.6 million in 2019, an increase of $9.0 million or about 3 percent from 2018. The incremental impact of sales from acquired businesses was $3.2 million. Foreign currency translation changes decreased sales $4.3 million or about 2 percent compared to sales in 2018. The Fueling Systems organic sales change in 2019 was an increase of $10.1 million or about 4 percent.

Fueling Systems sales in the U.S. and Canada grew by about 11 percent during 2019 with most of the sales growth coming from fuel management and pumping systems, piping and service station hardware product lines. Internationally, Fueling Systems revenues declined by about 5 percent due to lower sales in China and Africa partially offset by higher sales in India and other regions. China sales were about $45 million in 2019 compared to 2018 sales of about $52 million.

Net Sales-Distribution
Distribution sales were $291.8 million in 2019, versus 2018 sales of $269.6 million. The incremental impact of sales from acquired businesses was $21.9 million. Distribution segment organic sales change was an increase of $0.3 million compared to 2018.

Cost of Sales
Cost of sales as a percent of net sales for 2019 and 2018 was 67.4 percent and 66.7 percent, respectively. Correspondingly, the gross profit margin was 32.6 percent and 33.3 percent for both years. The Company’s consolidated gross profit was $428.1 million for 2019, down $4.3 million from the gross profit of $432.4 million in 2018. The gross profit decline was primarily due to lower sales volumes and subsequent lower gross profit from the Water Systems segment which more than offset higher Fueling Systems and Distribution sales.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative expenses were $298.5 million in 2019 and decreased by $0.2 million compared to $298.7 million last year. The increase in SG&A expenses from acquired businesses were $9.1 million. Excluding the acquired entities, the Company’s SG&A expenses in 2019 were $289.4 million and decreased by $9.3 million or about 3 percent in 2019 compared to last year, partially due to the effect of foreign currency translation (primarily a stronger U.S. dollar relative to foreign currencies) in 2019 reducing SG&A expenses versus the prior year.

Restructuring Expenses
Restructuring expenses for 2019 were $2.5 million. Restructuring expenses were $1.7 million in the Water Systems segment and $0.8 million in the Distribution segment. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities and distribution branch closings and consolidations. Restructuring expenses for 2018 were $1.7 million. Restructuring expenses for 2018 were $0.6 million in the Water Systems segment, $0.3 million in the Fueling Systems segment and $0.8 million in the Distribution segment. Restructuring expenses for 2018 were primarily from continued miscellaneous manufacturing realignment activities and distribution branch closings and consolidations.

Operating Income
Operating income was $127.1 million in 2019, down $4.9 million or 4 percent from $132.0 million in 2018.

	Operating income (loss)
(In millions)	2019	2018	2019 v 2018
Water Systems	$103.0	$112.7	$(9.7)
Fueling Systems	75.8	70.6	5.2
Distribution	3.6	3.4	0.2
Eliminations/Other	(55.3)	(54.7)	(0.6)
Consolidated	$127.1	$132.0	$(4.9)

Operating Income-Water Systems
Water Systems operating income was $103.0 million in 2019 compared to $112.7 million in 2018, a decrease of 9 percent. Operating income margin for 2019 was 13.2 percent compared to 2018 operating income margin of 14.1 percent. Operating income decreased in Water Systems primarily from lower sales.

Operating Income-Fueling Systems
Fueling Systems operating income was $75.8 million in 2019 compared to $70.6 million in 2018. The operating income margin was 25.8 percent compared to 2018 operating income margin of 24.8 percent. The increase in operating income was primarily due to higher sales.

Operating Income-Distribution
Distribution operating income was $3.6 million in 2019 and operating income margin was 1.2 percent. Distribution operating income was $3.4 million in 2018 and operating income margin was 1.3 percent.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses. The inter-segment profit elimination impact in 2019 compared to 2018 reduced operating income about $1.3 million. The inter-segment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until the transferred product is sold from the Distribution segment to its customer. Unallocated general and administrative expenses were lower by $0.7 million or about 1 percent.

Interest Expense
Interest expense for 2019 and 2018 was $8.2 million and $9.8 million, respectively.

Other Income or Expense
Other income or expense was a loss of $0.4 million and $1.0 million, respectively in 2019 and 2018.

Foreign Exchange
Foreign currency-based transactions for 2019 was a loss of $1.6 million due primarily to the Argentinian Peso weakening relative to the U.S. dollar. Foreign currency-based transactions for 2018 was a loss of $0.7 million due to movements in several currencies relative to the U.S. dollar, with the Turkish Lira, South African Rand, Argentinian Peso and Mexican Peso being the most significant.

Income Taxes
The provision for income taxes in 2019 and 2018 was $20.8 million and $14.9 million, respectively. The effective tax rate for 2019 was about 18 percent and before the impact of discrete events was about 20 percent. The effective tax rate for 2018 was about 12 percent and before the impact of discrete events was about 19 percent. The tax rate was lower than the statutory rate of 21 percent primarily due to foreign earnings taxed at lower statutory rates, as well as recognition of the U.S. deduction for Foreign Derived Intangible Income, and certain incentives and discrete events. Discrete events in 2018 include a net benefit related to the release of valuation allowances on deferred taxes in multiple jurisdictions. In 2020, the Company estimates its effective tax rate will be about 18 to 20 percent.

Net Income
Net income for 2019 was $96.0 million compared to 2018 net income of $105.5 million. Net income attributable to Franklin Electric Co., Inc. for 2019 was $95.5 million, or $2.03 per diluted share, compared to 2018 net income attributable to Franklin Electric Co., Inc. of $105.9 million or $2.23 per diluted share.

2018 vs. 2017
Discussion of fiscal year 2017 items and the year-over-year comparison of changes in the Company's financial condition and results of operation as of and for the fiscal years ended December 31, 2018 and December 31, 2017 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity

The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available for at least the next twelve months. The Company believes its capital resources and liquidity position at December 31, 2019 is adequate to meet projected needs. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of December 31, 2019, the Company had a $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of December 31, 2019, the Company had $276.5 million borrowing capacity under the Credit Agreement as $4.5 million in letters of commercial and standby letters of credit were outstanding and undrawn and $19.0 million revolver borrowing was drawn and outstanding as of the end of the year.
The Company also has other long-term debt borrowings outstanding as of December 31, 2019. See Note 10 - Debt for additional specifics regarding these obligations and future maturities.
At December 31, 2019, the Company had $40 million of cash and cash equivalents held in foreign jurisdictions, which the company intends to use to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.

Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents:

(in thousands)	2019	2018	2017
Net cash provided by operating activities	$177.7	$128.4	$66.8
Net cash used in investing activities	(41.8)	(66.3)	(84.7)
Net cash used in financing activities	(126.7)	(66.8)	(22.6)
Impact of exchange rates on cash and cash equivalents	(4.0)	(3.4)	3.4
Change in cash and cash equivalents	$5.2	$(8.1)	$(37.1)

Cash Flows Provided by Operating Activities
2019 vs. 2018
Net cash provided by operating activities was $177.7 million for 2019 compared to $128.4 million for 2018. The increase in cash provided by operating activities was primarily due to a decrease of $36.4 million in working capital requirements related to a reduction in inventory and more favorable payment terms with vendors. The company also experienced lower income tax payments in the current year. Increases in cash provided by operating activities were partially offset by the decrease in net income from the prior year.

2018 vs. 2017
Discussion of fiscal year 2017 items and the year-over-year comparison of changes in our financial condition and results of operation as of and for the fiscal years ended December 31, 2018 and December 31, 2017 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Cash Flows Used in Investing Activities
2019 vs. 2018
Net cash used in investing activities was $41.8 million in 2019 compared to $66.3 million in 2018. The decrease is primarily attributable to decreased acquisition activity.

2018 vs. 2017
Discussion of fiscal year 2017 items and the year-over-year comparison of changes in our financial condition and results of operation as of and for the fiscal years ended December 31, 2018 and December 31, 2017 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Cash Flows Used in Financing Activities
2019 vs. 2018
Net cash used in financing activities was $126.7 million in 2019 compared to $66.8 million in 2018. The increase in cash used in financing activities was primarily attributable to an increase in debt repayments, up approximately $72 million in the current year consistent with reduced acquisition activity. Other uses of cash in financing activities include dividend payments, which increased by $5.1 million in the current year compared to dividends paid in the prior year, and proceeds from common stock issuance, which decreased $5.8 million compared to prior year. These were offset by a decrease in common stock repurchases of $23.4 million.

2018 vs. 2017
Discussion of fiscal year 2017 items and the year-over-year comparison of changes in our financial condition and results of operation as of and for the fiscal years ended December 31, 2018 and December 31, 2017 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

AGGREGATE CONTRACTUAL OBLIGATIONS
The majority of the Company’s contractual obligations to third parties relate to debt obligations. In addition, the Company has certain contractual obligations for future lease payments and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)					More than
	Total	2020	2021-2022	2023-2024	5 years
Debt	$115.0	$21.8	$2.5	$2.7	$88.0
Debt interest	24.1	4.5	7.3	7.1	5.2
Financing leases	0.1	0.1	—	—	—
Operating leases	30.2	10.8	12.2	4.5	2.7
Purchase obligations	6.1	6.1	—	—	—
Income Taxes-U.S. Tax Cuts and Jobs Act transition tax	$16.3	$1.6	$3.1	$6.8	$4.8
	$191.8	$44.9	$25.1	$21.1	$100.7

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in estimated future payments of approximately $1 million in 2020. The Company also has unrecognized tax benefits, none of which are included in the table above. The unrecognized tax benefits of approximately $0.4 million have been recorded as liabilities and the Company is uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $0.1 million.

ACCOUNTING PRONOUNCEMENTS
For information regarding recent accounting pronouncements, refer to Note 2 - Accounting Pronouncements, in the Notes to Consolidated Financial Statements in the sections entitled ""Adoption of New Accounting Standards" and "Accounting Standards Issued But Not Yet Adopted", included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  Management evaluates estimates on an ongoing basis.  Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  There were no material changes to estimates or methodologies used to develop those estimates in 2019.

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

In compliance with FASB ASC Topic 350, goodwill is not amortized. Goodwill is tested at the reporting unit level for impairment annually or more frequently as warranted by triggering events that indicate potential impairment.  Reporting units are operating segments or one level below, known as components, which can be aggregated for testing purposes.  The Company’s goodwill is allocated to the North America Water Systems, International Water, and Fueling Systems units, as components within the North America Water Systems and International Water reporting units can be aggregated.  In 2017, as a result of the Headwater acquisition, the Company added a Distribution reporting unit. The Distribution reporting unit was subject to qualitative testing in the year of acquisition. In 2018 and 2019, all reporting units were tested using the quantitative valuation approaches listed below. As the Company’s business model evolves, management will continue to evaluate its reporting units and review the aggregation criteria.

In assessing the recoverability of goodwill, the Company determines the fair value of its reporting units by utilizing a combination of both the market value and income approaches. The market value approach compares the reporting units’ current and projected financial results to entities of similar size and industry to determine the market value of the reporting unit. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends, as well as the effects of demand and competition. The Company may be required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units is below their associated carrying values. Goodwill included on the balance sheet as of the fiscal year ended 2019 was $256.1 million.

During the fourth quarter of 2019, the Company completed its annual impairment test of goodwill and trade names and determined the fair value of all intangibles were substantially in excess of the respective carrying values.  Significant judgment is required to determine if an indication of impairment has taken place.  Factors to be considered include the following: adverse changes in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable declines in market data such as market capitalization.  A 10 percent decrease in the fair value estimates used in the impairment test would not have changed this determination.  The sensitivity analysis required the use of numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.  Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in changes to the aggregation assumptions and impairment determination.

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

Pension and Employee Benefit Obligations
The Company consults with its actuaries to assist with the calculation of discount rates used in its pension and post retirement plans. The discount rates used to determine domestic pension and post-retirement plan liabilities are calculated using a full yield curve approach. Market conditions have caused the weighted-average discount rate to move from 4.28 percent last year to 3.12 percent this year for the domestic pension plans and from 4.18 percent last year to 2.98 percent this year for the postretirement health and life insurance plan. A change in the discount rate selected by the Company of 25 basis points would result in a change of about $0.1 million to employee benefit expense and a change of about $3.7 million of liability.

The Company consults with actuaries and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long-term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company has assumed an expected long-term rate of return on plan assets of 4.90 percent as of the fiscal year ended 2019.  A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.4 million of employee benefit expense.

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

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is mitigated through several means including maintenance of local production facilities in the markets served, invoicing of customers in the currency which the Company is billed for production inputs, prompt settlement of third party and inter-company balances, limited use of foreign currency denominated debt, maintaining minimal foreign currency denominated cash balances, and application of derivative instruments when appropriate. Based on the 2019 mix of foreign currencies, the Company estimates that a hypothetical strengthening of the US Dollar by about 2 percent would have reduced the Company’s 2019 sales by about 1 percent.

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Credit Agreement”). Borrowings under the Credit Agreement may be made either at (i) a Eurocurrency rate based on LIBOR plus an applicable margin or (ii) an alternative base rate as defined in the Credit Agreement. The Company had $19.0 million borrowings at year-end 2019 under the Credit Agreement.  The Company estimates that a hypothetical increase of 100 basis points in the LIBOR rate would have increased interest expense by $1 million during 2019. The Company also has exposure to changes in interest rates in the form of the fair value of outstanding fixed rate debt fluctuating in response to changing interest rates.

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

Commodity Price Exposures

Portions of the Company’s business are exposed to volatility in the prices of certain commodities, such as copper, steel and aluminum, among others. The primary exposure to this volatility resides with the use of these materials in purchased component parts. We generally maintain long-term fixed price contracts on raw materials and component parts; however, the Company is prone to exposure as these contracts expire. Based on the 2019 use of commodities, the Company estimates that a hypothetical 10 percent adverse movement in prices for raw metal commodities would result in about a 1 percent decrease of gross margin as a percent of sales.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	2019	2018	2017

Net sales	$1,314,578	$1,298,129	$1,124,909
Cost of sales	886,475	865,763	747,927
Gross profit	428,103	432,366	376,982
Selling, general, and administrative expenses	298,451	298,706	265,447
Restructuring expense	2,519	1,666	4,307
Operating income	127,133	131,994	107,228
Interest expense	(8,245)	(9,839)	(10,322)
Other income/(expense), net	(412)	(1,042)	6,656
Foreign exchange income/(expense)	(1,641)	(706)	1,025
Income before income taxes	116,835	120,407	104,587
Income tax expense	20,836	14,890	25,994
Net income	$95,999	$105,517	$78,593
Less: Net loss/(income) attributable to noncontrolling interests	(516)	360	(413)
Net income attributable to Franklin Electric Co., Inc.	$95,483	$105,877	$78,180
Income per share:
Basic	$2.04	$2.25	$1.67
Diluted	$2.03	$2.23	$1.65

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2019	2018	2017

Net income	$95,999	$105,517	$78,593
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(5,659)	(34,723)	17,937
Employee benefit plan activity:
Net loss arising during period	(5,006)	(2,241)	(274)
Amortization arising during period	2,913	3,327	3,012
Other comprehensive income/(loss)	(7,752)	(33,637)	20,675
Income tax (expense)/benefit related to items of other comprehensive loss	589	(307)	(534)
Other comprehensive income/(loss), net of tax	(7,163)	(33,944)	20,141
Comprehensive income	88,836	71,573	98,734
Less: Comprehensive income/(loss) attributable to noncontrolling interests	544	(332)	(251)
Comprehensive income attributable to Franklin Electric Co., Inc.	$88,292	$71,905	$98,985

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$64,405	$59,173
Receivables, less allowances of $3,705 and $4,394, respectively	173,327	172,899
Inventories:
Raw material	98,286	98,858
Work-in-process	18,392	18,649
Finished goods	183,568	196,542
Total inventories	300,246	314,049
Other current assets	29,466	33,758
Total current assets	567,444	579,879

Property, plant, and equipment, at cost:
Land and buildings	142,189	144,299
Machinery and equipment	276,541	269,484
Furniture and fixtures	43,631	49,426
Other	29,293	22,795
Property, plant, and equipment, gross	491,654	486,004
Less: Allowance for depreciation	(290,326)	(278,940)
Property, plant, and equipment, net	201,328	207,064
Right-of-Use Asset, net	27,621	—
Deferred income taxes	9,171	8,694
Intangible assets, net	131,127	135,052
Goodwill	256,059	248,748
Other assets	1,993	2,928
Total assets	$1,194,743	$1,182,365

	2019	2018

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$82,593	$76,652
Accrued expenses and other current liabilities	68,444	64,811
Current lease liability	9,838	—
Income taxes	3,010	2,419
Current maturities of long-term debt and short-term borrowings	21,879	111,975
Total current liabilities	185,764	255,857
Long-term debt	93,141	94,379
Long-term lease liability	17,785	—
Income taxes payable non-current	11,965	10,881
Deferred income taxes	27,598	28,949
Employee benefit plans	38,288	38,020
Other long-term liabilities	21,769	17,934

Commitments and contingencies (see Note 16)	—	—

Redeemable noncontrolling interest	(236)	518

Shareholders’ equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,391 and 46,326, respectively)	4,639	4,632
Additional capital	269,656	257,535
Retained earnings	712,460	654,724
Accumulated other comprehensive loss	(190,210)	(183,019)
Total shareholders’ equity	796,545	733,872
Noncontrolling interest	2,124	1,955
Total equity	798,669	735,827
Total liabilities and equity	$1,194,743	$1,182,365

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	2019	2018	2017

Cash flows from operating activities:
Net income	$95,999	$105,517	$78,593
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	36,977	38,604	38,506
Non-cash lease expense	11,699	—	—
Share-based compensation	8,957	8,450	7,109
Income taxes-U.S. Tax Cuts and Jobs Act	—	—	10,198
Deferred income taxes	(2,566)	(5,164)	(6,311)
Loss on disposals of plant and equipment	891	311	1,572
Gain on equity investment	—	—	(5,165)
Foreign exchange (income)/expense	1,641	706	(1,025)
Changes in assets and liabilities, net of acquisitions:
Receivables	1,076	(8,194)	9,948
Inventory	17,228	(4,775)	(46,372)
Accounts payable and accrued expenses	6,770	1,677	(11,071)
Operating leases	(11,698)	—	—
Income taxes	6,449	(1,771)	(2,513)
Income taxes-U.S. Tax Cuts and Jobs Act	—	(6,510)	—
Employee benefit plans	(1,443)	(2,291)	(2,529)
Other, net	5,696	1,875	(4,186)
Net cash flows from operating activities	177,676	128,435	66,754
Cash flows from investing activities:
Additions to property, plant, and equipment	(21,855)	(22,432)	(33,484)
Proceeds from sale of property, plant, and equipment	866	724	211
Cash paid for acquisitions, net of cash acquired	(20,827)	(44,971)	(51,783)
Other, net	10	387	355
Net cash flows from investing activities	(41,806)	(66,292)	(84,701)
Cash flows from financing activities:
Proceeds from issuance of debt	264,389	232,638	193,358
Repayment of debt	(355,332)	(251,623)	(191,476)
Proceeds from issuance of common stock	3,194	8,999	4,497
Purchases of common stock	(10,741)	(34,188)	(3,621)
Dividends paid	(27,671)	(22,612)	(20,289)
Purchase of redeemable noncontrolling shares	(487)	—	(5,047)
Net cash flows from financing activities	(126,648)	(66,786)	(22,578)
Effect of exchange rate changes on cash	(3,990)	(3,417)	3,427
Net change in cash and equivalents	5,232	(8,060)	(37,098)
Cash and equivalents at beginning of period	59,173	67,233	104,331

(In thousands)	2019	2018	2017
Cash and equivalents at end of period	$64,405	$59,173	$67,233

Cash paid for income taxes, net of refunds	$16,949	$27,025	$25,810
Cash paid for interest	$8,388	$10,792	$9,373

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$1,509	$1,158	$168
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$4,922	$—	$—
Payable to sellers of acquired entities	$845	$1,000	$—

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Total Shareholders’ Equity
(In thousands)	Common Shares Outstanding	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Balance as of year end 2016	46,376	$4,638		$228,564	$550,095	$(169,852)	$1,643	$7,652
Net income					78,180		661	(248)
Currency translation adjustment						18,601	164	(828)
Minimum pension liability adjustment, net of tax expense of $534						2,204
Adjustments to Impo redemption value					27			(27)
Purchase of redeemable noncontrolling shares								(5,047)
Dividends on common stock ($0.4225/share)					(19,785)
Noncontrolling dividend							(504)
Common stock issued	256	25		4,472
Share-based compensation	86	9		7,100
Common stock repurchased	(88)	(9)			(3,612)
Balance as of year end 2017	46,630	$4,663		$240,136	$604,905	$(149,047)	$1,964	$1,502
Net income					105,877		701	(1,061)
Currency translation adjustment						(34,751)	(49)	77
Minimum pension liability adjustment, net of tax expense of $307						779
Dividends on common stock ($0.4675/share)					(21,951)
Noncontrolling dividend							(661)
Common stock issued	405	40		8,959
Share-based compensation	103	10		8,440
Common stock repurchased	(812)	(81)	—		(34,107)
Balance as of year end 2018	46,326	$4,632		$257,535	$654,724	$(183,019)	$1,955	$518
Net income					95,483		842	(326)
Currency translation adjustment						(5,687)	(31)	59
Minimum pension liability adjustment, net of tax benefit of $589						(1,504)
Purchase of redeemable noncontrolling shares								$(487)
Dividends on common stock ($0.5800/share)					(27,029)
Noncontrolling dividend							(642)
Common stock issued	152	15		3,179
Share-based compensation	146	15		8,942
Common stock repurchased	(233)	(23)			(10,718)
Balance as of year end 2019	46,391	$4,639		$269,656	$712,460	$(190,210)	$2,124	$(236)

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--The financial statements and accompanying notes are as of and for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, and referred to as 2019, 2018, and 2017, respectively.

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

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $20.8 million in 2019, $22.1 million in 2018, and $20.8 million in 2017 related to research and development.

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

Land improvement and buildings	10 - 40 years
Machinery and equipment	5 - 10 years
Software	3 - 7 years
Furniture and fixtures	3 - 7 years

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

The Company’s depreciation expense was $27.6 million, $29.7 million, and $29.9 million in 2019, 2018, and 2017, respectively.

Leases--The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and determines whether it is an operating or financing lease. Operating and financing leases result in the Company recording a right-of-use (ROU) asset, current lease liability, and long term lease liability on its balance sheet. The Company has elected to not present leases with an initial term of 12 months or less on the balance sheet. The ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. Initial direct costs and lease incentives are not material when measuring the ROU asset present value. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

In determining the present value, the Company utilizes interest rates from lease agreements unless the lease agreement does not provide a readily determinable rate. In these instances, the Company utilizes its incremental borrowing rate based on the Company’s borrowing information available at inception. A portion of the Company’s leases include renewal options. The Company excludes these renewal options in the expected lease term unless the Company is reasonably certain that the option will be exercised. In addition, the Company has elected not to separate non-lease components from lease components.

Goodwill and Other Intangible Assets--Goodwill is tested at the reporting unit level, which the Company has determined to be the North America Water Systems, International Water, Fueling Systems, and Distribution units. In compliance with FASB ASC Topic 350, Intangibles - Goodwill and Other, the Company has evaluated the aggregation criteria and determined that the individual components within the North America Water Systems and International Water reporting units, respectively, can be aggregated in 2019.

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

Beginning in 2017, the Company completed its annual goodwill impairment test during the fourth quarter, using balances as of October 1. Additionally, in 2017 as a result of the Headwater acquisitions, the Company added the Distribution reporting unit. The Distribution reporting unit was subject to qualitative testing in the year of acquisition. The Company did not recognize a goodwill impairment as a result of the qualitative assessment. In 2019, all reporting units were tested using the quantitative valuation approaches described above. The Company will test goodwill for impairment more frequently if warranted by triggering events that indicate potential impairment.

The Company also tests indefinite lived intangible assets, primarily trade names, for impairment on an annual basis during the fourth quarter of each year, using balances as of October 1, or more frequently as warranted by triggering events that indicate potential impairment.  In assessing the recoverability of the trade names, the Company determines the fair value using an income approach. The income approach estimates fair value based upon future revenue and estimated royalty rates. The fair value calculated for indefinite lived intangible assets is considered a Level 3 measurement within the fair value hierarchy. An indication of impairment exists if the carrying value of the trade names is higher than the fair value. The Company would record an impairment charge for the difference.

Amortization is recorded and calculated for other definite lived intangible assets on a basis that reflects cash flows over the estimated useful lives.  The weighted average number of years over which each intangible class is amortized is as follows:

Patents	17 years
Technology	15 years
Customer relationships	13 - 20 years
Other	5 - 8 years

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

Translation of Foreign Currency Financial Statements--All assets and liabilities of foreign subsidiaries in functional currency other than the U.S. dollar are translated at year end exchange rates with the exception of the non-monetary assets and liabilities in countries with highly inflationary economies, which are translated at historical exchange rates. All revenue and expense accounts are translated at average rates in effect during the respective period with the exception of expenses related to the non-monetary assets and liabilities, which are translated at historical exchange rates. Adjustments for translating longer term foreign currency assets and liabilities in U.S. dollars are included as a component of other comprehensive income except for hyperinflation accounting adjustments.  Transaction gains and losses that arise from shorter term exchange rate fluctuations and hyperinflation accounting adjustments are included in the “Foreign exchange income/(expense)” line within the Company’s consolidated statements of income, as incurred.

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

The Company has recorded on the balance sheet ROU assets and lease liabilities. The initial ROU asset at the implementation of the standard was approximately $32.9million with a corresponding lease liability of the same amount. The Company segregated the lease liabilities between short term and long term based on the related contractual maturities. The Company did not have an adjustment to retained earnings as a result of the adoption of this standard. Additional disclosures regarding the Company’s leases can be found in Note 1 - Summary of Significant Accounting Policies and Note 16 - Commitments and Contingencies.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes step two from the goodwill impairment test and instead requires an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit's fair value. The ASU is effective on a prospective basis for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The Company will adopt this standard effective January 1, 2020, but does not anticipate the adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses on certain financial instruments, including trade receivables. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. Amendments should be applied using a modified retrospective approach except for debt securities, which require a prospective transitions approach. The Company will adopt this standard effective January 1, 2020. Adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is expected to reduce cost and complexity related to accounting for income taxes. ASU 2019-12 eliminates the need for the Company to analyze whether certain exceptions apply and improves financial statement preparers' application of income tax-related guidance. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020 with early adoption permitted. Amendments related to franchise taxes that are partially based on income should be applied on either a retrospective or modified retrospective basis. All other amendments should be applied on a prospective basis. The Company is still determining the date of adoption of this ASU. Adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

3. ACQUISITIONS
During the third quarter ended September 30, 2019, the Company acquired 100 percent of the ownership interests of First Sales, LLC, an Indiana manufacturer of water treatment and filtration equipment for the residential and commercial markets, which are sold through some of the same channels as other Company products in the Water Systems segment, for a purchase price of approximately $15.5 million after working capital adjustments. Goodwill resulting from the acquisition consists primarily of complementary product offerings. The operating results from the date of acquisition through December 31, 2019 were not material to the Company as a whole. Annual net sales are estimated to be less than two percent of consolidated net sales and the fair value of the acquired assets are estimated to be less than one percent of consolidated total assets. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2019, as the results of operations for this acquisition is immaterial. The fair value of the assets acquired and liabilities assumed are preliminary as of December 31, 2019.

During the second quarter ended June 30, 2019, the Company acquired the remaining interest in Pluga Pumps and Motors Private Limited, India, increasing the Company's ownership to 100 percent. The redemption of this interest was immaterial.

During the first quarter ended March 31, 2019, the Company acquired 100 percent of the ownership interests of Mt. Pleasant, Michigan-based Milan Supply Company ("Milan Supply"), for a purchase price of approximately $6.1 million after working capital adjustments. Milan Supply is a professional groundwater distributor operating six locations in the State of Michigan. Milan Supply is part of the Company’s Distribution Segment, which is a collection of professional groundwater equipment distributors. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2019, as the results of operations for this acquisition is immaterial. The fair value of the assets acquired and liabilities assumed are preliminary as of December 31, 2019.

During the third quarter ended September 30, 2018, the Company acquired, in separate transactions, substantially all of the assets of the Stationary Power Division (“SPD”) of Midtronics, Inc., and 100 percent of the ownership interest in Industrias Rotor Pump S.A. (“Industrias Rotor Pump”), located in the United States and Argentina, respectively. Neither of the acquisitions were material individually or in the aggregate, and the final combined purchase price was $37 million. The operating results of the two businesses from their respective dates of acquisition through December 31, 2018 were not material to the Company as a whole. SPD offers a variety of products to users in the electrical substation monitoring, data center and mobile telecommunications markets. Annual net sales for SPD are approximately one percent of consolidated net sales and the fair value of the acquired assets are less than one percent of consolidated total assets. Industrias Rotor Pump is the leading provider of water pumping equipment in Argentina. Annual net sales for Industrias Rotor Pump are less than one percent of consolidated net sales and the fair value of the acquired assets are estimated to be less than three percent of consolidated total assets.

The identifiable intangible assets recognized in the separate transactions were $17 million, and consist primarily of customer relationships, which will be amortized utilizing the straight-line method over 15 - 20 years.
The goodwill of $14.2 million resulting from the separate acquisitions consists primarily of the benefits of complementary product offerings and expanded geographical presence. Goodwill was recorded in the Fueling and Water segments (see Note 6 - Goodwill and Other Intangible Assets), and only a portion ($4.1 million) is expected to be deductible for tax purposes. The fair value of assets acquired and liabilities assumed for both acquisitions were considered final as of the third quarter of 2019.
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
During the first quarter ended March 31, 2018, the Company acquired 100 percent of the ownership interests of Lansing, Michigan-based Valley Farms Supply, Inc. ("Valley Farms"). The fair value of assets acquired and liabilities assumed were considered final in the first quarter of 2019, and the final purchase price was $9.5 million after working capital adjustments. Valley Farms is a professional groundwater distributor operating four locations in the State of Michigan and one in the State of Indiana. Valley Farms was acquired to serve customers in this region of the United States as part of the Company’s

Distribution Segment, which is a collection of professional groundwater equipment distributors. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2018, as the results of operations for this acquisition is immaterial.
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

During the second quarter of 2017, the Company acquired controlling interests in three distributors (2M Company, Inc. (“2M”), Drillers Service, Inc. (“DSI”), and Western Hydro, LLC (“Western Hydro”), collectively referred to below as the “Headwater acquisitions”) in the U.S. professional groundwater market for a combined purchase price of approximately $57.4 million, subject to certain terms and conditions. The Company had previously prepaid a $3.0 million portion of the purchase price at the time of original investment. The Company funded the Headwater acquisitions with cash on hand and short-term borrowings from the Company’s Revolver (see Note 10 - Debt). The Headwater acquisitions are reported within a new “Distribution” segment (see Note 15 - Segment Information). The Headwater acquisitions provide the Company with a robust groundwater distribution channel throughout the United States.
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
The following unaudited proforma financial information for the year ended December 31, 2019, December 31, 2018 and December 31, 2017 gives effect to the Headwater acquisitions as if the acquisitions had occurred as of January 1, 2017. These unaudited proforma condensed consolidated financial statements are prepared for informational purposes only and are not necessarily indicative of actual results or financial position that would have been achieved had the acquisitions been consummated on the dates indicated and are not necessarily indicative of future operating results or financial position of the consolidated companies. The unaudited proforma condensed consolidated financial statements do not give effect to any cost savings or incremental costs that may result from the integration of the Headwater acquisitions.

FRANKLIN ELECTRIC CO., INC.
PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)	2019	2018	2017

Revenue:
As reported	$1,314.6	$1,298.1	$1,124.9
Proforma	1,314.6	1,298.1	1,184.8
Net income attributable to Franklin Electric Co., Inc.:
As reported	$95.5	$105.9	$78.2
Proforma	95.5	105.9	79.4
Basic earnings per share:
As reported	$2.04	$2.25	$1.67
Proforma	2.04	2.25	1.70
Diluted earnings per share:
As reported	$2.03	$2.23	$1.65
Proforma	2.03	2.23	1.68

Transaction costs for all acquisition related activity were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs included in selling, general, and administrative expense in the Company’s consolidated statements of income were $0.2 million, $0.4 million, and $0.6 million for the years ended 2019, 2018, and 2017, respectively.

4. FAIR VALUE MEASUREMENTS
As of December 31, 2019 and December 31, 2018, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4.0	$4.0	$—	$—

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2.5	$2.5	$—	$—

The Company’s Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3 excluding the recurring fair value measurements in the Company's pension and other retirement plans as discussed in Note 7 - Employee Benefit Plans.

Total debt, including current maturities, have carrying amounts of $115.0 million at December 31, 2019 and $206.3 million at December 31, 2018.  The estimated fair value of all debt was $121 million and $205 million at December 31, 2019 and December 31, 2018, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.  In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities.  Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (“the swap”) to mitigate the Company’s exposure to these fluctuations in the Company’s stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. As of December 31, 2019, the swap has a notional value based on 255,000 shares. For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the swap resulted in a gain of $3.4 million, a loss of $1.0 million, and a gain of $1.4 million, respectively. Gains and losses resulting from the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company’s consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Patents	$7.4	$(7.0)	$7.5	$(6.9)
Technology	7.5	(6.8)	7.5	(6.4)
Customer relationships	155.4	(71.4)	151.0	(63.8)
Other	3.8	(2.8)	2.8	(2.5)
Total	$174.1	$(88.0)	$168.8	$(79.6)
Unamortizing intangibles:
Trade names	45.0	—	45.9	—
Total intangibles	$219.1	$(88.0)	$214.7	$(79.6)

Amortization expense related to intangible assets for fiscal years 2019, 2018, and 2017, was $9.4 million, $8.9 million, and $8.6 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2020	2021	2022	2023	2024
	$9.4	$9.0	$8.8	$8.7	$8.5

The change in the carrying amount of goodwill by reportable segment for 2019 and 2018, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2017	$139.3	$63.6	$33.9	$236.8
Acquisitions	10.1	4.1	1.8	16.0
Foreign currency translation	(3.9)	(0.2)	—	(4.1)

Balance as of December 31, 2018	$145.5	$67.5	$35.7	$248.7
Acquisitions	6.4	—	1.8	8.2
Foreign currency translation	(0.9)	0.1	—	(0.8)
Balance as of December 31, 2019	$151.0	$67.6	37.5	$256.1

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of December 31, 2019, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2019 measurement date for these plans. One of the Company’s domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the ‘Pension Benefits’ disclosure caption.

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

(In millions)	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Accumulated benefit obligation, end of year	$176.5	$164.9	$8.3	$9.1

Change in benefit obligation:
Benefit obligation, beginning of year	$168.9	$185.1	$9.1	$10.3
Service cost	0.7	0.6	—	—
Interest cost	5.8	5.4	0.3	0.3
Actuarial (gain)/loss	17.0	(9.5)	(0.2)	(0.5)
Settlements paid	(0.7)	(0.3)	—	—
Benefits paid	(10.3)	(11.4)	(0.9)	(1.0)
Foreign currency exchange	(0.5)	(1.0)	—	—
Benefit obligation, end of year	$180.9	$168.9	$8.3	$9.1

Change in plan assets:
Fair value of assets, beginning of year	$140.1	$153.3	$—	$—
Actual return on plan assets	20.0	(3.8)	—	—
Company contributions	2.0	2.5	0.9	1.0
Settlements paid	(0.5)	(0.3)	—	—
Benefits paid	(10.3)	(11.4)	(0.9)	(1.0)
Foreign currency exchange	(0.1)	(0.2)	—	—
Plan assets, end of year	$151.2	$140.1	$—	$—

Funded status	$(29.7)	$(28.8)	$(8.3)	$(9.1)

Amounts recognized in balance sheet:
Current liabilities	$(0.5)	$(0.4)	$(0.8)	$(1.0)
Noncurrent liabilities	(29.2)	(28.4)	(7.5)	(8.1)
Net liability, end of year	$(29.7)	$(28.8)	$(8.3)	$(9.1)

Amount recognized in accumulated other comprehensive income/(loss):
Prior service cost	$—	$—	$—	$—
Net actuarial loss	49.0	47.5	0.4	0.6
Settlement	0.6	0.4	—	—
Total recognized in accumulated other comprehensive income/(loss)	$49.6	$47.9	$0.4	$0.6

The following table sets forth other changes in plan assets and benefit obligation recognized in other comprehensive income for 2019 and 2018:

(In millions)	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Net actuarial (gain)/loss	$5.2	$2.8	$(0.2)	$(0.5)
Amortization of:
Net actuarial gain	(2.2)	(2.5)	(0.1)	(0.2)
Prior service credit	—	—	—	(0.1)
Settlement recognition	(0.6)	(0.5)	—	—
Deferred tax asset	(0.6)	0.1	0.1	0.2
Foreign currency exchange	(0.1)	(0.1)	—	—
Total recognized in other comprehensive income	$1.7	$(0.2)	$(0.2)	$(0.6)

Weighted-average assumptions used to determine domestic benefit obligations:

	Pension Benefits				Other Benefits
	2019		2018		2019	2018
Discount rate	3.12%		4.28%		2.98%	4.18%
Rate of increase in future compensation	—%	*	—%	*	3.00 - 8.00% (Graded)	3.00 - 8.00% (Graded)

*No rate of increases in future compensation were used in the assumptions for 2019 and 2018, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation.

Assumptions used to determine domestic periodic benefit cost:

	Pension Benefits						Other Benefits
	2019		2018		2017		2019	2018	2017
Discount rate	4.31%		3.64%		4.13%		4.18%	3.51%	3.91%
Rate of increase in future compensation	—%	*	—%	*	—%	*	3.00 - 8.00% (Graded)	3.00 - 8.00% (Graded)	3.00 - 8.00% (Graded)
Expected long-term rate of return on plan assets	5.75%		5.90%		6.25%		—%	—%	—%

*No rate of increases in future compensation were used in the assumptions for 2019, 2018, and 2017, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation.

For the fiscal year ended December 31, 2019, the Company used the RP-2014 aggregate table adjusted to back out estimated mortality improvements from 2006 to the measurement date using Scale MP-2014, and then projected forward using Scale MP-2018 released by the Society of Actuaries during 2018 to estimate future mortality rates based upon current data. For the fiscal year ended December 31, 2018, the Company used the RP-2014 aggregate table adjusted to back out estimated mortality improvements from 2006 to the measurement date using Scale MP-2014, and then projected forward using Scale MP-2017 released by the Society of Actuaries during 2017 to estimate future mortality rates.

The following table sets forth the aggregated net periodic benefit cost for all defined benefit plans for 2019, 2018, and 2017:

(In millions)	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Service cost	$0.7	$0.6	$0.7	$—	$—	$—
Interest cost	5.8	5.4	5.6	0.3	0.3	0.3
Expected return on assets	(8.1)	(8.5)	(9.0)	—	—	—
Amortization of:
Transition obligation	—	—	—	—	—	—
Settlement cost	—	—	—	—	—	—
Prior service cost	—	—	—	—	0.1	0.3
Actuarial loss	2.6	2.9	2.8	0.1	0.2	0.1
Settlement cost	—	—	—	—	—	—
Net periodic benefit cost	$1.0	$0.4	$0.1	$0.4	$0.6	$0.7

The estimated net actuarial (gain)/loss and prior service cost/(credit) that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2020 are $3.5 million and $0.0 million, respectively, for the pension plans and $0.0 million and $0.0 million, respectively, for all other benefits.

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

Risk management and continuous monitoring requirements are met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations, asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption.  As of December 31, 2019 and December 31, 2018, funds were invested in equity, fixed income, and other investments as follows:

	Target Percentage	Plan Asset Allocation at Year-End
Asset Category	at Year-End 2019	2019	2018
Equity securities	19%	19%	21%
Fixed income securities	77%	77%	75%
Other	4%	4%	4%
Total	100%	100%	100%

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

Asset class assumptions are set using a combination of empirical and forward-looking analysis for long-term rate of return on plan assets.  A variety of models are applied for filtering historical data and isolating the fundamental characteristics of asset classes.  These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized.  This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that are more likely to prevail over long periods.  With that, the Company has assumed an expected long-term rate of return on plan assets of 4.90 percent for the 2020 net periodic benefit cost, down from 5.75 percent in the prior year. This decrease in the assumed long-term rate of return is primarily due to a higher percentage of assets in fixed income securities.

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

The fair values of the Company’s pension plan assets for 2019 and 2018 by asset category are as follows:

(In millions)	2019	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
International equity mutual funds	$29.1	$29.1		$—	$—
Fixed income
U.S. treasury and government agency securities	17.5	—		17.5	—
Fixed income mutual funds	99.3	99.3	—	—	—
Other
Insurance contracts	4.5	—		4.5	—
Cash and equivalents	0.8	0.8		—	—
Total	$151.2	$129.2		$22.0	$—

(In millions)	2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Equity
International equity mutual funds	$28.9	$28.9	$—		$—
Fixed income
U.S. treasury and government agency securities	20.4	—	20.4	—	—
Fixed income mutual funds	85.1	85.1	—		—
Other
Insurance contracts	4.9	—	4.9		—
Cash and equivalents	0.8	0.8	—		—
Total	$140.1	$114.8	$25.3		$—

The Company estimates total contributions to the plans of about $1 million in 2020.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in accordance with the following schedule:

(In millions)	Pension Benefits	Other Benefits
2020	$11.3	$0.8
2021	11.0	0.8
2022	10.8	0.7
2023	10.6	0.7
2024	15.7	0.7
Years 2025 through 2029	51.8	2.7

Defined Contribution Plans - The Company maintained two defined contribution plans during 2019, 2018, and 2017. The Company’s cash contributions are allocated to participant’s accounts based on investment elections.

The following table sets forth Company contributions to the defined contribution plans:

(In millions)	2019	2018	2017
Company contributions to the plans	$7.4	$6.8	$6.7

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	2019	2018
Salaries, wages, and commissions	$28.6	$30.7
Product warranty costs	9.1	9.0
Insurance	2.6	2.5
Employee benefits	9.9	9.5
Other	18.2	13.1
	$68.4	$64.8

9. INCOME TAXES
Income before income taxes consisted of the following:

(In millions)	2019	2018	2017
Domestic	$55.5	$54.7	$47.1
Foreign	61.3	65.7	57.5
	$116.8	$120.4	$104.6

The income tax provision/(benefit) from continuing operations consisted of the following:

(In millions)	2019	2018	2017
Current:
Federal	$6.9	$4.6	$29.7
Foreign	15.1	14.3	10.2
State	1.4	1.2	1.1
Total current	23.4	20.1	41.0
Deferred:
Federal	(0.6)	3.6	(10.7)
Foreign	(2.5)	(2.6)	(4.5)
State	0.5	(6.2)	0.2
Total deferred	$(2.6)	$(5.2)	$(15.0)
	$20.8	$14.9	$26.0

A reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	2019	2018	2017
U.S. Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	1.1	1.1	1.0
Foreign operations	(1.0)	(3.5)	(10.2)
R&D tax credits	(0.8)	(0.7)	(0.9)
Uncertain tax position adjustments	(0.6)	(0.5)	(0.5)
Deferred tax adjustments - restructuring and rate adjustments	—	—	(1.2)
Valuation allowance on state and foreign deferred tax	0.4	(2.4)	(1.2)
Purchase of noncontrolling interest	—	—	(2.3)
Share-based compensation	(0.8)	(1.3)	(1.9)
Realized foreign currency loss	(0.4)	(0.1)	(1.5)
Other items	0.9	0.9	(1.3)
Impact of the Tax Act
Transition tax	—	0.5	18.1
Deferred tax effects	—	(0.3)	(8.3)
Foreign Derived Intangible Income	(2.0)	(2.3)	—
Effective tax rate	17.8%	12.4%	24.8%

The effective tax rate continues to be lower than the statutory rate of 21 percent primarily due to foreign earnings taxed at rates below the U.S. statutory rate, as well as recognition of the U.S. deduction for Foreign Derived Intangible Income, and certain incentives and discrete events.

The Company recorded discrete excess tax benefits from share-based compensation of $1.3 million in the twelve-month period ended December 31, 2019 pursuant to ASU 2016-09. ASU 2016-09 can add variability to the Company’s provision for income taxes, mainly due to the timing of stock option exercises, vesting of restricted stock, and the stock price.

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

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(In millions)	2019	2018
Deferred tax assets:
Accrued expenses and reserves	$10.1	$9.4
Compensation and employee benefits	17.7	16.2
Net operating losses, tax credit carryforwards, and other	18.8	18.1
Lease liability	7.0	—
Valuation allowance on state and foreign deferred tax	(6.4)	(6.8)
Total deferred tax assets	47.2	36.9
Deferred tax liabilities:
Accelerated depreciation on fixed assets	11.9	12.2
Amortization of intangibles	46.5	45.0
Right-of-Use asset, net	7.0	—
Other items	0.2	—
Total deferred tax liabilities	65.6	57.2
Net deferred tax liabilities	$(18.4)	$(20.3)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for certain state and foreign income tax purposes incurred over the 3-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2019, a valuation allowance of $6.4 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The Company has foreign income tax net operating loss (“NOL”) and credit carryforwards of $12.0 million and state income tax NOL and credit carryforwards of $6.8 million, which will expire on various dates as follows:

(In millions)
2020-2024	$2.6
2025-2029	4.2
2030-2034	1.9
2035-2039	0.6
Unlimited	9.5
$18.8

The Company believes that it is more likely than not that the benefit from certain foreign NOL carryforwards as well as certain state credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $4.6 million on the deferred tax assets related to these foreign NOL carryforwards and a valuation allowance of $1.8 million on the deferred tax assets related to these state credit carryforwards.

As of December 31, 2019, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $438.1 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. The Company, therefore, has not recorded a deferred tax liability of $4.8 million.

As of the beginning of fiscal year 2019, the Company had gross unrecognized tax benefits of $1.1 million, excluding accrued interest and penalties. The unrecognized tax benefits increased due to uncertain tax positions identified in the current year based on evaluations made during 2019. The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $0.4 million as of December 31, 2019.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2019, 2018, and 2017 (excluding interest and penalties) is as follows:

(In millions)	2019	2018	2017
Beginning balance	$1.1	$1.3	$1.3
Additions for tax positions of the current year	—	—	0.4
Additions for tax positions of prior years	—	0.3	0.2
Reductions for tax positions of prior years	(0.4)	—	—
Statute expirations	(0.3)	(0.5)	(0.6)
Settlements	—	—	—
Ending balance	$0.4	$1.1	$1.3

If recognized, each annual effective tax rate would be affected by the net unrecognized tax benefits of $0.4 million, $1.0 million, and $1.3 million as of year-end 2019, 2018, and 2017, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. In 2019, interest and penalties decreased $0.2 million, for prior year tax positions. The Company has accrued interest and penalties as of December 31, 2019, December 31, 2018, and December 31, 2017 of approximately $0.1 million, $0.3 million, and $0.6 million, respectively.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With few exceptions, as of December 31, 2019, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2016 and is no longer subject to foreign or state income tax examinations by tax authorities for years before 2014.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the expiration of a statute of limitation. Based on the current audits in process and pending statute expirations, the payment of taxes as a result could be up to $0.5 million.

10. DEBT
Debt consisted of the following:

(In millions)	2019	2018
New York Life Agreement	$75.0	$75.0
Credit Agreement	19.0	76.3
Prudential Agreement	—	30.0
Tax increment financing debt	18.7	19.8
Financing leases	0.1	0.1
Foreign subsidiary debt	2.3	5.4
Less: unamortized debt issuance costs	(0.1)	(0.2)
	115.0	206.4
Less current maturities	(21.9)	(112.0)
Long-term debt	$93.1	$94.4

Debt outstanding at December 31, 2019, excluding unamortized debt issuance costs, matures as follows:

(In millions)	Total	2020	2021	2022	2023	2024	Thereafter
Debt	$115.0	$21.8	$1.2	$1.3	$1.3	$1.4	$88.0
Financing leases	0.1	0.1	—	—	—	—	—
	$115.1	$21.9	$1.2	$1.3	$1.3	$1.4	$88.0

New York Life Agreement
On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the “New York Life Agreement”) for $150.0 million maximum aggregate principal borrowing capacity. On October 28, 2016, the Company entered into the First Amendment to the Note Purchase and Private Shelf Agreement. The Amendment was intended to make the covenants within the New York Life Agreement consistent with the covenants that were modified in the Third Amended and Restated Credit Agreement (the “Credit Agreement”). On September 26, 2018 the Company entered into the Second Amendment to the Note Purchase and Private Shelf Agreement which increased the aggregate borrowing capacity to $200.0 million and authorized the issuance of $75.0 million of fixed rate senior noted due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable rate indebtedness with New York Life. As of December 31, 2019, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

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

Prudential Agreement
On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”) in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and had at issuance an average life of 10 years with a final maturity in 2019.  On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million.  On December 14, 2011, the Company entered into Amendment No. 4 to the Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Agreement. On December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to extend the effective date to December 31, 2015. On May 5, 2015, the Company entered into Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to increase the total borrowing capacity from $200.0 million to $250.0 million. On October 28, 2016, the Company entered into Amendment No. 1 to the Third Amended and Restated Note Purchase and Private Shelf Agreement. This amendment was intended to make the covenants within the Prudential Agreement consistent with the covenants that were modified in the Credit Agreement (below). As of December 31, 2019, the Company has $150.0 million borrowing capacity available under the Prudential Agreement.

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

As of December 31, 2019, the Company had $19.0 million outstanding borrowings, $4.5 million in letters of credit outstanding, and $276.5 million of available capacity under the Credit Agreement. As of December 31, 2018, the Company had $76.3 million outstanding borrowings, $5.5 million in letters of credit outstanding, and $218.2 million of available capacity under the Credit Agreement.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Credit Agreement, the Prudential Agreement, the Project Bonds, and the New York Life Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of December 31, 2019.

11. SHAREHOLDERS’ EQUITY

Authorized Shares
The Company has the authority to issue 65,000,000, $.10 par value shares.

Share Repurchases
During 2019, 2018, and 2017, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(In millions, except share amounts)	2019	2018	2017
Repurchases	$6.6	$31.4	$—
Shares	150,778	749,614	—
The Company retired shares in the amount of 82,601, 62,908, and 87,679 in 2019, 2018, and 2017, respectively, that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards. The company also retired shares in the amount of 5,345, 8,775, and 14,033, in 2019, 2018, and 2017, respectively that had been previously granted as stock awards to employees but were forfeited upon not meeting the required restriction criteria or termination.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss), net of tax, by component are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance, December 31, 2016	$(118.4)	$(51.5)	$(169.9)

Other comprehensive income/(loss) before reclassifications	18.7	—	18.7
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	2.2	2.2
Net other comprehensive income/(loss)	18.7	2.2	20.9

Balance, December 31, 2017	$(99.7)	$(49.3)	$(149.0)

Other comprehensive income/(loss) before reclassifications	(34.8)	—	(34.8)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.8	0.8
Net other comprehensive income/(loss)	(34.8)	0.8	(34.0)

Balance, December 31, 2018	$(134.5)	$(48.5)	$(183.0)

Other comprehensive income/(loss) before reclassifications	(5.7)	—	(5.7)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	(1.5)	(1.5)
Net other comprehensive income/(loss)	(5.7)	(1.5)	(7.2)

Balance, December 31, 2019	$(140.2)	$(50.0)	$(190.2)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 - Employee Benefit Plans for additional details) and is included in the “Selling, general, and administrative expenses” line of the Company’s consolidated statements of income.

(2) Net of tax (benefit)/expense of $(0.6) million, $0.3 million and $0.5 million for 2019, 2018, and 2017, respectively.

Amounts related to noncontrolling interests were not material.

13. EARNINGS PER SHARE
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

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	2019	2018	2017
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$95.5	$105.9	$78.2
Less: Earnings allocated to participating securities	0.7	0.8	0.6
Net income available to common shareholders	$94.8	$105.1	$77.6
Denominator:
Basic weighted average common shares outstanding	46.4	46.6	46.5
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.4	0.4	0.5
Diluted weighted average common shares outstanding	46.8	47.0	47.0
Basic earnings per share	$2.04	$2.25	$1.67
Diluted earnings per share	$2.03	$2.23	$1.65

There were 0.2 million, 0.1 million, and 0.3 million stock options outstanding as of 2019, 2018, and 2017, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

14. SHARE-BASED COMPENSATION
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

The total share-based compensation expense recognized in 2019, 2018, and 2017 was $8.9 million, $8.4 million, and $7.1 million, respectively.

Stock Options:

Under the above plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant, and the options expire 10 years after the date of the grant. Options granted to employees in 2019 vest at 33 percent a year and become fully vested and fully exercisable after 3 years. Options granted prior to 2019 vest at 25 percent a year and become fully vested and fully exercisable after 4 years. Vesting is accelerated upon death or disability. Subject to the terms of the plans, in general, the aggregate option exercise price and any applicable tax withholding may be satisfied in cash or its equivalent, by the plan participant’s delivery of shares of the Company’s common stock having a fair market value at the time of exercise equal to the aggregate option exercise price and/or the applicable tax withholding or by having shares otherwise subject to the award withheld by the Company or via cashless exercise through a broker-dealer.

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

The table below provides the weighted average grant-date fair values and key assumptions used for the Black-Scholes model to determine the fair value of options granted during 2019, 2018, and 2017:

	2019	2018	2017
Risk-free interest rate	2.53%	2.69%	1.89%
Dividend yield	1.05%	1.05%	0.94%
Volatility factor	29.38%	28.71%	31.19%
Expected term	5.5 years	5.6 years	5.5 years
Weighted average grant-date fair value of options	$15.61	$11.40	$12.30

A summary of the Company’s outstanding stock option activity and related information is as follows:

(Shares in thousands)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of 2019	1,229	$33.25
Granted	190	55.16
Exercised	(152)	20.96
Forfeited	(5)	45.04
Outstanding at end of 2019	1,262	$37.99	5.88 years	$24,397
Expected to vest after applying forfeiture rate	1,258	$37.96	5.88 years	$24,356
Vested and exercisable at end of period	772	$33.41	4.44 years	$18,464

(In millions)	2019	2018	2017
Intrinsic value of options exercised	$4.6	$10.2	$6.2
Cash received from the exercise of options	3.2	9.0	4.5
Fair value of shares vested	2.6	2.2	2.1
Tax benefit of options exercised	1.1	2.6	2.1

As of December 31, 2019, there was $1.2 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 1.44 years.

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

A summary of the Company’s restricted stock/stock unit award activity and related information is as follows:

(Shares in thousands)
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of 2019	498	$37.27
Awarded	139	51.47
Vested	(153)	34.33
Forfeited	(21)	40.32
Non-vested at end of 2019	463	$42.36

The weighted-average grant date fair value of restricted stock/stock unit awards granted in 2019, 2018, and 2017, is $51.47, $40.48, and $42.23, respectively.

As of December 31, 2019, there was $7.6 million of total unrecognized compensation cost related to non-vested stock/stock unit awards granted under the 2012 Stock Plan and the 2009 Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.40 years.

15. SEGMENT AND GEOGRAPHIC INFORMATION
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

The Water Systems segment designs, manufactures and sells motors, pumps, electronic controls and related parts and equipment primarily for use in submersible water and other fluid system applications. The Fueling Systems segment designs, manufactures and sells pumps, electronic controls and related parts and equipment primarily for use in submersible fueling system applications. The Fueling Systems segment integrates and sells motors and electronic controls produced by the Water Systems segment. The Company reports these product transfers between Water and Fueling as inventory transfers since a significant number of the Company's manufacturing facilities are shared across segments for scale and efficiency purposes. The Distribution segment sells to and provides presale support and specifications to the installing contractors. The Distribution segment sells products produced by the Water Systems segment. The Company reports intersegment transfers from Water Systems to Distribution as intersegment revenue at market prices to properly reflect the commercial arrangement of vendor to customer that exists between the Water System and Distribution segments.

Segment operating income is a key financial performance measure. Operating income by segment is based on net sales less identifiable operating expenses and allocations and includes profits recorded on sales to other segments of the Company. During the first quarter of 2019, the Company changed management reporting for transfers of certain products between the Water and Fueling segments. This reclassification resulted in $3.6 million and $0.9 million of sales for the years ended December 31, 2018 and December 31, 2017, respectively, being reclassified between the Fueling Systems segment and Water

Systems segment. Additionally, $0.2 million of operating income for the year ended December 31, 2018 was reclassified between the Fueling Systems segment and Water Systems segment. There was no change to operating income for the year ended December 31, 2017. The changes to management reporting had an impact on how the Company reviews and summarizes sales of geographical components within a segment. The Company has updated the sales of geographic components of the Water Systems segment from the prior year to align with current management reporting. The changes resulted in sales reclassifications from Latin America, Asia Pacific, and Europe, Middle East, and Africa (“EMEA”) to the U.S. and Canada for the years ended December 31, 2018 and December 31, 2017. This resulted in $14.3 million and $12.5 million of sales to be reclassified to the U.S. and Canada for the years ended December 31, 2018 and December 31, 2017, respectively. There is no impact on the Company’s previously reported consolidated financial position, results of operations, or cash flows.

The accounting policies of the Company’s reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Performance is evaluated based on the sales and operating income of the segments and a variety of ratios to measure performance. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Financial information by reportable business segment is included in the following summary:

Net Sales
(In millions)	2019	2018	2017
Water Systems
External sales
United States & Canada	$367.6	$372.0	$321.9
Latin America	124.2	120.2	129.4
Europe, Middle East & Africa	155.6	170.9	165.8
Asia Pacific	81.8	80.8	86.3
Intersegment sales
United States & Canada	52.3	56.2	40.8
Total sales	781.5	800.1	744.2
Distribution
External sales
United States & Canada	291.8	269.6	176.7
Intersegment sales	—	—	—
Total sales	291.8	269.6	176.7
Fueling Systems
External sales
United States & Canada	173.5	156.9	144.5
All other	120.1	127.7	100.3
Intersegment sales	—	—	—
Total Sales	293.6	284.6	244.8

Intersegment Eliminations/Other	(52.3)	(56.2)	(40.8)
Consolidated	$1,314.6	$1,298.1	$1,124.9

Operating income (loss)
	2019	2018	2017
Water Systems	$103.0	$112.7	$102.0
Distribution	3.6	3.4	3.7
Fueling Systems	75.8	70.6	60.0
Intersegment Eliminations/Other	(55.3)	(54.7)	(58.5)
Consolidated	$127.1	$132.0	$107.2

	Total assets			Depreciation
	2019	2018	2017	2019	2018	2017
Water Systems	$658.3	$679.7	$695.4	$19.0	$20.4	$20.9
Distribution	180.2	165.1	153.1	2.8	2.2	1.3
Fueling Systems	283.8	275.7	265.7	2.1	2.2	2.2
Other	72.4	61.9	71.2	3.7	4.9	5.5
Consolidated	$1,194.7	$1,182.4	$1,185.4	$27.6	$29.7	$29.9

	Amortization			Capital expenditures
	2019	2018	2017	2019	2018	2017
Water Systems	$6.9	$6.5	$6.2	$15.1	$18.2	$19.1
Distribution	0.5	0.5	0.4	3.9	2.0	1.1
Fueling Systems	1.9	1.8	1.9	1.9	2.2	11.0
Other	0.1	0.1	0.1	1.2	1.0	2.2
Consolidated	$9.4	$8.9	$8.6	$22.1	$23.4	$33.4

Cash and property, plant and equipment are the major asset groups in “Other” of total assets for the fiscal year ended December 31, 2019. Property, plant and equipment is the major asset group in "Other" of total assets for the fiscal years ended December 31, 2018, and December 31, 2017.

Financial information by geographic region is as follows:

	Net sales			Long-lived assets
(In millions)	2019	2018	2017	2019	2018	2017
United States	$776.6	$752.5	$609.1	$394.7	$372.6	$326.1
Foreign	538.0	545.6	515.8	223.4	221.2	261.2
Consolidated	$1,314.6	$1,298.1	$1,124.9	$618.1	$593.8	$587.3

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

No single customer accounted for more than 10 percent of the Company’s consolidated sales in 2019, 2018, or 2017. No single customer accounted for more than 10 percent of the Company’s gross accounts receivable in 2019 or 2018.

16. COMMITMENTS AND CONTINGENCIES
The Company is defending various claims and legal actions which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

At December 31, 2019, the Company had $6.1 million of commitments primarily for capital expenditures and the purchase of raw materials to be used in production.

The changes in the carrying amount of the warranty accrual, as recorded in the “Accrued expenses and other current liabilities” line of the Company’s consolidated balance sheets for 2019 and 2018, are as follows:

(In millions)	2019	2018
Beginning balance	$9.0	$9.5
Accruals related to product warranties	10.7	10.1
Additions related to acquisitions	0.1	0.1
Reductions for payments made	(10.7)	(10.7)
Ending balance	$9.1	$9.0

The Company maintains certain warehouses, distribution centers, office space, and equipment operating leases. The Company also has lease agreements that are classified as financing. However, these financing leases are immaterial to the Company.

The components of the Company's operating lease portfolio as of December 31, 2019 are as follows:

Lease Cost (In millions)
Operating lease cost	$11.7
Short-term lease cost	0.5

Other Information:
Weighted-average remaining lease term	4 years
Weighted-average discount rate	3.7%

Total rent expense charged to operations for operating leases including contingent rentals was $17.4 million, and $15.1 million in 2018, and 2017, respectively, under Topic 840.

The future minimum rental payments for non-cancellable operating leases as of December 31, 2019, are as follows:

(In millions)	Total	2020	2021	2022	2023	2024	Thereafter
Undiscounted future minimum rental payments	$30.2	$10.8	$8.1	$4.1	$2.9	$1.6	$2.7
Less: Imputed Interest	$2.6
Present value of lease liabilities	$27.6

The future minimum rental payments for non-cancellable operating leases as of December 31, 2018, under Topic 840 were reported as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Undiscounted future minimum rental payments	$8.9	$5.9	$3.5	$2.0	$1.1	$5.7

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly financial information for 2019 and 2018, is as follows:

(In millions, except per share amounts)
	Net Sales	Gross Profit	Net Income	Net Income Attributable to Franklin Electric Co., Inc.	Basic Earnings Per Share	Diluted Earnings Per Share
2019
1st quarter	$290.7	$89.5	$9.1	$9.1	$0.19	$0.19
2nd quarter	355.4	119.7	32.8	32.7	0.70	0.70
3rd quarter	348.4	117.6	34.1	33.9	0.73	0.72
4th quarter	320.1	101.3	20.0	19.8	0.42	0.42
	$1,314.6	$428.1	$96.0	$95.5	$2.04	$2.03

2018
1st quarter	$295.6	$99.0	$21.2	$21.2	$0.45	$0.45
2nd quarter	344.0	116.1	30.0	30.5	0.65	0.64
3rd quarter	341.9	113.0	30.0	30.0	0.64	0.63
4th quarter	316.6	104.3	24.3	24.2	0.51	0.51
	$1,298.1	$432.4	$105.5	$105.9	$2.25	$2.23

Basic and diluted earnings per share amounts are computed independently for each of the quarters presented.  As a result, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share amount.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Franklin Electric Co., Inc.
Fort Wayne, Indiana
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill — Distribution Reporting Unit — Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units by utilizing a combination of both the income and market valuation approaches. The income approach estimates fair value based upon future revenue, expenses, and cash flows discounted to present value. The market valuation approach estimates fair value using market multipliers of various financial measures compared to a set of comparable public companies. The determination of the fair value by the income approach using the discounted cash flow analysis requires management to make significant assumptions and estimates related to forecasts of future revenues and operating margins and discount rates. The Company may be required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units is below their associated carrying values. The Company’s goodwill balance was $256.1 million at December 31, 2019, including $37.5 million of goodwill associated with the Distribution Reporting Unit (“Distribution”). The fair value of the Distribution reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill of the Distribution reporting unit is a critical audit matter because of the significant judgments made by management when developing the fair value measurement of the Distribution reporting unit. This led to a high degree of auditor judgment and an increased extent of effort when performing audit procedures and evaluating audit evidence obtained relating to management’s forecasts of future revenue and operating margin and determination of the discount rate used in the income approach for determining fair value of the Distribution reporting unit.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s forecasts of future revenues and operating margins and the Company’s determination of the discount rate for the Distribution reporting unit included the following, among others:

•We tested the effectiveness of internal controls over goodwill, including those over management’s forecasts of future revenues and operating margins, and the determination of the discount rate.
•We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to:
◦Historical revenues and operating margins.
◦Internal communications to management and the Board of Directors.
◦Forecasted information included in Company’s press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
◦Publicly available information about companies considered to be comparable.
•We evaluated the impact of changes in management’s forecasts from the October 1, 2019, annual measurement date to December 31, 2019.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate determined by management.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
February 25, 2020

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

In the third quarter of 2016, the Company began the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system. The new ERP system was designed to better support the Company's business needs in response to the changing operating environment and for many business units within the Company is an update to a legacy system product.  The implementation of a worldwide ERP system affects the processes that constitute the Company's internal control over financial reporting and requires testing for effectiveness as the implementation progresses. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting. The Conversion will happen in two stages. The first stage involved converting the primary legacy ERP system. As of the first quarter of 2018, all business units previously on the primary legacy system have converted to the new ERP system. The second stage will convert those companies that remained on their local ERP system after the date of acquisition. The second stage is ongoing as of December 31, 2019.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded Milan Supply and First Sales, LLC (Note 3 - Acquisitions) from its assessment of internal controls over financial reporting as these acquisitions occurred in 2019. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition.  The net sales and total assets of current year acquisitions represented was approximately 2.1 percent and 2.1 percent, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2019.  Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. This report appears on page 65.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Franklin Electric Co., Inc.
Fort Wayne, Indiana
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020, expressed, an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded Milan Supply Co. (“Milan Supply”) and First Sales LLC (“First Sales”) from its assessment of internal control over financial reporting as these acquisitions occurred in 2019. The combined net sales and total assets of these acquisitions represented approximately 2.1 percent and 2.1 percent, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at these acquired companies.
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
February 25, 2020

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and director nominees required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020, under the headings of “ELECTION OF DIRECTORS” and “INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS,” and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4, or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020, under the heading of “DELINQUENT SECTION 16(a) REPORTS” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors, the Audit Committee of the board of directors, and the Company’s code of conduct and ethics required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXERCISES AND STOCK VESTED TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020, under the headings of “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020, under the heading “PROPOSAL 2: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2020 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this report:	Form 10-K Annual Report (page)
1. Financial Statements - Franklin Electric Co., Inc.
Consolidated Statements of Income for the three years ended December 31, 2019	24
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2019	25
Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018	26
Consolidated Statements of Cash Flows for the three years ended December 31, 2019	28
Consolidated Statements of Equity for the three years ended December 31, 2019	30
Notes to Consolidated Financial Statements	31
2. Financial Statement Schedule - Franklin Electric Co., Inc.
Schedule II - Valuation and Qualifying Accounts	68
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.
3. Exhibits
Exhibits are set forth in the attached Exhibit Index.	71
Management Contract, Compensatory Plan, or Arrangement is denoted by an asterisk (*).

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
2019
Allowance for doubtful accounts	$4.4	$0.1	$0.9	$0.1	$3.7
Allowance for deferred taxes	6.8	—	0.4	—	6.4
2018
Allowance for doubtful accounts	$4.4	$(0.1)	$—	$0.1	$4.4
Allowance for deferred taxes	9.8	2.3	5.3	—	6.8
2017
Allowance for doubtful accounts	$3.6	$(0.1)	$0.2	$1.1	$4.4
Allowance for deferred taxes	9.8	2.4	2.4	—	9.8

(a) Charges for which allowances were created.
(b) Primarily related to acquisitions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: February 25, 2020	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2020.

By	/s/ Gregg C. Sengstack
Gregg C. Sengstack
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ David T. Brown
David T. Brown
Director

/s/ Victor Grizzle
Victor Grizzle
Director

/s/ Renee J. Peterson
Renee J. Peterson
Director

/s/ David A. Roberts
David A. Roberts
Director

/s/ Jennifer L. Sherman
Jennifer L. Sherman
Director

/s/ Thomas R. VerHage
Thomas R. VerHage
Director

/s/ David M. Wathen
David M. Wathen
Director

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

Number	Description
3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 30, 2020)
10.1	Franklin Electric Co., Inc. Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 29, 2005)*
10.2	Franklin Electric Co., Inc. Amended and Restated Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 24, 2009)*
10.3	Franklin Electric Co., Inc. 2012 Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on May 4, 2012)*
10.4	Franklin Electric Co., Inc. Non-employee Directors’ Deferred Compensation Plan, as amended and restated*
10.5	Amended and Restated Franklin Electric Co., Inc. Pension Restoration Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed for the fiscal year ended January 3, 2009)*
10.6
First Amendment to the Franklin Electric Co., Inc. Pension Restoration Plan dated December 20, 2012 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the fiscal year ended December 29, 2012)*

10.7	Second Amendment to the Franklin Electric Co., Inc. Pension Restoration Plan (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended January 3, 2015)*
10.8
Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended September 29, 2012)*

10.9
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

10.11
Third Amendment to the Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the fiscal year ended January 3, 2015)*

10.12	Employment Agreement between the Company and Gregg C. Sengstack (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the fiscal year ended December 29, 2012)*
10.13	Employment Agreement between the Company and John J. Haines (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the fiscal year ended December 29, 2012)*
10.14
Form of Confidentiality and Non-Compete Agreement between the Company and Gregg C. Sengstack, John J. Haines, Steven W. Aikman, Daniel J. Crose, DeLancey W. Davis, Julie S. Freigang, Donald P. Kenney, Jonathan M. Grandon, Dr. Paul N. Chhabra, and Jay J. Walsh (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.15
Form of Employment Security Agreement between the Company and Steven W. Aikman, DeLancey W. Davis, Julie S. Freigang, and Donald P. Kenney (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 7, 2013)*

10.16	Form of Employment Security Agreement between the Company and Jonathan M. Grandon (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 1, 2016)*
10.17	Form of Employment Security Agreement between the Company and Dr. Paul N. Chhabra (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 8, 2018)*

Number	Description
10.18	Form of Employment Security Agreement between the Company and Jay J. Walsh*
10.19	Description of the Executive Officer Annual Incentive Cash Bonus Program (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K for the fiscal year ended January 2, 2016)*
10.20	Franklin Electric Co., Inc. Management Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting of Shareholders held May 8, 2015)*
10.21	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 12, 2013)*
10.22	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 12, 2013)*
10.23	Form of Restricted Stock Unit Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on March 12, 2013)*
10.24	Form of Restricted Stock Unit Agreement for Director Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 12, 2013)*
10.25	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 12, 2013)*
10.26	Form of Restricted Stock Award Agreement for Director Employees (incorporated by reference to the Company’s Form 8-K filed on May 4, 2012)*
10.27	Form of Performance Stock Unit Award Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on March 12, 2013)*
10.28	Form of Performance Stock Unit Award Agreement for Director Employees (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on March 12, 2013)*
10.29
Third Amended and Restated Note Purchase and Private Shelf Agreement by and among the Company, Prudential Investment Management, Inc., and the purchasers named therein (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 2, 2015)

10.30
Amendment No. 1 to Third Amended and Restated Note Purchase and Private Shelf Agreement, dated October 28, 2016, by and among the Company, Prudential Investment Management, Inc., and the purchasers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 1, 2016)

10.31
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
10.37
Second Amendment to Note Purchase and Private Shelf Agreement, dated July 30, 2018, by and among the Company, NYL Investors LLC, and the purchasers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on July 31, 2018)

10.38	Issuance of Series B Notes Pursuant to the New York Life Agreement dated May 27, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on October 1, 2018)
10.39
Stock Redemption Agreement, dated April 15, 2015, between the Company and Ms. Patricia Schaefer and Ms. Diane Humphrey (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 20, 2015)

10.40	Franklin Electric Co., Inc. 2017 Stock Plan (incorporated by reference to Exhibit A of the Company’s 2017 Proxy Statement filed on March 21, 2017)*
10.41
Retirement Agreement and General Release between the Company and Robert J. Stone dated December 24, 2018 (incorporated by reference to Exhibit 10.43 of the Company's Form 10-K filed on February 28, 2019)*

18.1
Franklin Electric Co., Inc. and Subsidiaries Preferability Letter from Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 of the Company’s Form 10-Q for the fiscal quarter ended April 2, 2011)

21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Forward-Looking Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management Contract, Compensatory Plan or Arrangement