Form 10-Q
period 2020-03-31
FRANKLIN ELECTRIC CO INC
filed 2020-05-05
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	May 1, 2020
$0.10	46,164,173 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
(In thousands, except per share amounts)	March 31, 2020	March 31, 2019

Net sales	$266,754	$290,715
Cost of sales	176,437	201,209
Gross profit	90,317	89,506
Selling, general, and administrative expenses	75,623	76,299
Restructuring expense	873	1,086
Operating income	13,821	12,121
Interest (expense)	(1,234)	(2,342)
Other income/(expense), net	(202)	239
Foreign exchange income	962	589
Income before income taxes	13,347	10,607
Income tax expense	2,555	1,480
Net income	$10,792	$9,127
Less: Net (income) attributable to noncontrolling interests	(149)	(71)
Net income attributable to Franklin Electric Co., Inc.	$10,643	$9,056
Income per share:
Basic	$0.23	$0.19
Diluted	$0.23	$0.19

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	First Quarter Ended
(In thousands)	March 31, 2020	March 31, 2019

Net income	$10,792	$9,127
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(37,722)	(2,810)
Employee benefit plan activity	901	650
Other comprehensive (loss)	(36,821)	(2,160)
Income tax expense related to items of other comprehensive (loss)	(185)	(141)
Other comprehensive (loss), net of tax	(37,006)	(2,301)
Comprehensive income/(loss)	(26,214)	6,826
Less: Comprehensive income attributable to noncontrolling interests	154	32
Comprehensive income/(loss) attributable to Franklin Electric Co., Inc.	$(26,368)	$6,794

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$39,987	$64,405
Receivables, less allowances of $3,907 and $3,705, respectively	167,590	173,327
Inventories:
Raw material	97,538	98,286
Work-in-process	21,452	18,392
Finished goods	191,016	183,568
Total inventories	310,006	300,246
Other current assets	25,472	29,466
Total current assets	543,055	567,444

Property, plant, and equipment, at cost:
Land and buildings	134,041	142,189
Machinery and equipment	271,115	276,541
Furniture and fixtures	42,984	43,631
Other	26,824	29,293
Property, plant, and equipment, gross	474,964	491,654
Less: Allowance for depreciation	(286,318)	(290,326)
Property, plant, and equipment, net	188,646	201,328
Right-of-Use Asset, net	26,583	27,621
Deferred income taxes	9,167	9,171
Intangible assets, net	124,503	131,127
Goodwill	255,772	256,059
Other assets	1,807	1,993
Total assets	$1,149,533	$1,194,743

	March 31, 2020	December 31, 2019

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$88,388	$82,593
Accrued expenses and other current liabilities	48,921	68,444
Current lease liability	9,451	9,838
Income taxes	2,907	3,010
Current maturities of long-term debt and short-term borrowings	41,720	21,879
Total current liabilities	191,387	185,764
Long-term debt	92,563	93,141
Long-term lease liability	17,134	17,785
Income taxes payable non-current	11,964	11,965
Deferred income taxes	27,117	27,598
Employee benefit plans	37,057	38,288
Other long-term liabilities	19,090	21,769

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	(245)	(236)

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,144 and 46,391, respectively)	4,614	4,639
Additional capital	274,869	269,656
Retained earnings	698,917	712,460
Accumulated other comprehensive loss	(227,221)	(190,210)
Total shareholders' equity	751,179	796,545
Noncontrolling interest	2,287	2,124
Total equity	753,466	798,669
Total liabilities and equity	$1,149,533	$1,194,743

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019

Cash flows from operating activities:
Net income	$10,792	$9,127
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,199	9,268
Non-cash lease expense	1,962	2,805
Share-based compensation	4,352	3,230
Deferred income taxes	(82)	(37)
Loss on disposals of plant and equipment	106	530
Foreign exchange income	(962)	(589)
Changes in assets and liabilities, net of acquisitions:
Receivables	(2,574)	(6,517)
Inventory	(19,952)	(20,986)
Accounts payable and accrued expenses	(4,223)	1,309
Operating Leases	(1,962)	(2,804)
Income taxes	786	(509)
Employee benefit plans	(35)	(31)
Other, net	(2,063)	2,269
Net cash flows from operating activities	(4,656)	(2,935)
Cash flows from investing activities:
Additions to property, plant, and equipment	(5,535)	(5,220)
Proceeds from sale of property, plant, and equipment	25	64
Cash paid for acquisitions, net of cash acquired	(5,626)	(5,405)
Other, net	—	3
Net cash flows from investing activities	(11,136)	(10,558)
Cash flows from financing activities:
Proceeds from issuance of debt	56,680	53,202
Repayment of debt	(37,010)	(33,533)
Proceeds from issuance of common stock	871	1,251
Purchases of common stock	(16,981)	(4,329)
Dividends paid	(7,240)	(6,723)
Net cash flows from financing activities	(3,680)	9,868
Effect of exchange rate changes on cash	(4,946)	(1,184)
Net change in cash and equivalents	(24,418)	(4,809)
Cash and equivalents at beginning of period	64,405	59,173
Cash and equivalents at end of period	$39,987	$54,364

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019

Cash paid for income taxes, net of refunds	$3,126	$1,896
Cash paid for interest	$2,254	$3,113

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$314	$368
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$1,888	$—
Payable to sellers of acquired entities	$650	$—

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2020, and for the first quarters ended March 31, 2020 and March 31, 2019 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the first quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes step two from the goodwill impairment test and instead requires an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit's fair value. The ASU is effective on a prospective basis for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The Company adopted the standard effective January 1, 2020. The standard did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses on certain financial instruments, including trade receivables. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. Amendments should be applied using a modified retrospective approach except for debt securities, which require a prospective transitions approach. The Company adopted the standard effective January 1, 2020. The standard did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

3. ACQUISITIONS
During the first quarter ended March 31, 2020, the Company acquired all of the assets of a company that manufactures line shaft turbines and other adjacent product lines for a purchase price of $6.3 million after working capital adjustments. The fair value of the assets acquired and liabilities assumed are preliminary as of March 31, 2020. In addition, the Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for this acquisition is immaterial.

During the third quarter ended September 30, 2019, the Company acquired 100 percent of the ownership interests of First Sales, LLC for a purchase price of approximately $15.5 million after working capital adjustments. The acquisition was not material, and the fair value of the assets acquired and liabilities assumed are preliminary as of March 31, 2020.

During the second quarter ended June 30, 2019, the Company acquired the remaining interest in Pluga Pumps and Motors Private Limited, India, increasing the Company's ownership to 100 percent. The redemption of this interest was immaterial.
During the first quarter ended March 31, 2019, the Company acquired 100 percent of the ownership interests of Mt. Pleasant, Michigan-based Milan Supply Company ("Milan Supply"). The fair value of the assets acquired and the liabilities assumed for the acquisition are considered final as of March 31, 2020, and the final purchase price was $6.1 million after working capital adjustments. The Company has not presented fair values of the assets acquired and the liabilities assumed as the values are not material.

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of March 31, 2020 and December 31, 2019, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2.6	$2.6	$—	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4.0	$4.0	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $134.3 million and $115.0 million and estimated fair values of $138.4 million and $121.0 million as of March 31, 2020 and December 31, 2019, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of March 31, 2020, the swap had a notional value based on 260,000 shares. For the first quarters ended March 31, 2020 and March 31, 2019, the swap resulted in a loss of $2.7 million and a gain $1.9 million, respectively. Gains and losses resulting from the the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	March 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Patents	$7.4	$(7.0)	$7.4	$(7.0)
Technology	7.5	(6.9)	7.5	(6.8)
Customer relationships	151.3	(71.8)	155.4	(71.4)
Other	3.7	(2.7)	3.8	(2.8)
Total	$169.9	$(88.4)	$174.1	$(88.0)
Unamortizing intangibles:
Trade names	43.0	—	45.0	—
Total intangibles	$212.9	$(88.4)	$219.1	$(88.0)

Amortization expense related to intangible assets for the first quarters ended March 31, 2020 and March 31, 2019 was $2.4 million and $2.3 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2020	2021	2022	2023	2024
	$9.2	$8.8	$8.6	$8.5	$8.3

The change in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2020, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2019	$151.0	$67.6	$37.5	$256.1
Acquisitions	2.7	—	—	2.7
Foreign currency translation	(2.8)	(0.2)	—	(3.0)
Balance as of March 31, 2020	$150.9	$67.4	$37.5	$255.8

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of March 31, 2020, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2019 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the first quarters ended March 31, 2020 and March 31, 2019:

(In millions)	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Service cost	$0.1	$0.2	$—	$—
Interest cost	1.1	1.5	0.1	0.1
Expected return on assets	(1.7)	(2.0)	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	0.9	0.6	—	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.4	$0.3	$0.1	$0.1

In the first quarter ended March 31, 2020, the Company made contributions of $0.1 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2020 will be finalized by September 15, 2020, based upon the funding level requirements identified and year-end valuation performed at December 31, 2019.

8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the three month period ended March 31, 2020 was 19.1 percent as compared to 13.9 percent for the three month period ended March 31, 2019. The effective tax rate is lower than the U.S. statutory rate of 21 percent primarily due to foreign earnings taxed at rates below the U.S. statutory rate, the recognition of the U.S. foreign-derived intangible income (FDII) provisions, and certain discrete events including excess tax benefits from share-based compensation partially offset by state taxes.

The increase in the effective tax rate for the three months ended March 31, 2020, compared with the same period in 2019, was primarily a result of unfavorable discrete events of $0.4 million.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. While the Company is still assessing the impact of the legislation, the Company does not expect there to be a material impact to the consolidated financial statements at this time.

9. DEBT
Debt consisted of the following:

(In millions)	March 31, 2020	December 31, 2019
Tax increment financing debt	18.2	18.7
New York Life Agreement	75.0	75.0
Credit Agreement	39.0	19.0
Financing Leases	—	0.1
Foreign subsidiary debt	2.2	2.3
Less: unamortized debt issuance costs	(0.1)	(0.1)
	$134.3	$115.0
Less: current maturities	(41.7)	(21.9)
Long-term debt	$92.6	$93.1

Debt outstanding, excluding unamortized debt issuance costs, at March 31, 2020 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$134.4	$41.7	$1.3	$1.3	$1.3	$1.4	$87.4

Prudential Agreement
The Company maintains the Third Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement"), which expires on July 30, 2021 and has an initial borrowing capacity of $250.0 million. As of March 31, 2020, the Company has $150.0 million borrowing capacity available under the Prudential Agreement.

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

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"), with a maximum aggregate borrowing capacity of $200.0 million. On September 26, 2018, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of March 31, 2020, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of March 31, 2020, the Company had $39.0 million in outstanding borrowings which were primarily used for working capital needs, the payment of existing indebtedness and acquisitions, $4.2 million in letters of credit outstanding, and $256.8 million of available capacity under the Credit Agreement.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 1.00 to 3.50 and a minimum interest coverage ratio of 1.00 to 3.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of March 31, 2020.

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

The following table sets forth the computation of basic and diluted earnings per share:

	First Quarter Ended
(In millions, except per share amounts)	March 31, 2020	March 31, 2019
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$10.6	$9.1
Less: Earnings allocated to participating securities	—	0.1
Net income available to common shareholders	$10.6	$9.0
Denominator:
Basic weighted average common shares outstanding	46.4	46.3
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.4	0.4
Diluted weighted average common shares outstanding	46.8	46.7
Basic earnings per share	$0.23	$0.19
Diluted earnings per share	$0.23	$0.19

There were 0.3 million and 0.1 million stock options outstanding for the first quarters ended March 31, 2020 and March 31, 2019, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

11. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the first quarters ended March 31, 2020 and March 31, 2019:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2019	$4,639	$269,656	$712,460	$(50,089)	$(140,121)	$2,124	$798,669	$(236)
Net income			10,643			187	10,830	(38)
Dividends on common stock ($0.155/share)			(7,240)				(7,240)
Common stock issued	2	869					871
Common stock repurchased	(35)		(16,946)				(16,981)
Share-based compensation	8	4,344					4,352
Currency translation adjustment					(37,727)	(24)	(37,751)	29
Pension liability, net of tax				716			716
Balance as of March 31, 2020	$4,614	$274,869	$698,917	$(49,373)	$(177,848)	$2,287	$753,466	$(245)

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2018	$4,632	$257,535	$654,724	$(48,585)	$(134,434)	$1,955	$735,827	$518
Net income			9,056			174	9,230	(103)
Dividends on common stock ($0.145/share)			(6,723)				(6,723)
Common stock issued	6	1,245					1,251
Common stock repurchased	(9)		(4,320)				(4,329)
Share-based compensation	8	3,222					3,230
Currency translation adjustment					(2,771)	(32)	(2,803)	(7)
Pension liability, net of tax				509			509
Balance as of March 31, 2019	$4,637	$262,002	$652,737	$(48,076)	$(137,205)	$2,097	$736,192	$408

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the three months ended March 31, 2020 and March 31, 2019, are summarized below:

(In millions)
For the three months ended March 31, 2020:	Foreign Currency Translation Adjustments		Pension and Post-Retirement Plan Benefit Adjustments (2)		Total
Balance as of December 31, 2019	$(140.2)		$(50.0)		$(190.2)

Other comprehensive income/(loss) before reclassifications	(37.7)		—		(37.7)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—		0.7		0.7
Net other comprehensive income/(loss)	(37.7)	—	0.7	—	(37.0)

Balance as of March 31, 2020	$(177.9)		$(49.3)		$(227.2)

For the three months ended March 31, 2019:
Balance as of December 31, 2018	$(134.5)		$(48.5)		$(183.0)

Other comprehensive income/(loss) before reclassifications	(2.8)		—		(2.8)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—		0.5		0.5
Net other comprehensive income/(loss)	(2.8)	—	0.5	—	(2.3)

Balance as of March 31, 2019	$(137.3)	—	$(48.0)		$(185.3)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.2 million and $0.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

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

Financial information by reportable business segment is included in the following summary:

	First Quarter Ended
(In millions)	March 31, 2020	March 31, 2019
	Net sales
Water Systems
External sales
United States & Canada	$70.9	$86.8
Latin America	28.2	30.5
Europe, Middle East & Africa	38.2	37.7
Asia Pacific	13.8	22.2
Intersegment sales
United States & Canada	13.0	11.2
Total sales	164.1	188.4
Distribution
External sales
United States & Canada	60.4	53.3
Intersegment sales	—	—
Total sales	60.4	53.3
Fueling Systems
External sales
United States & Canada	37.4	35.1
All other	17.9	25.1
Intersegment sales	—	—
Total sales	55.3	60.2

Intersegment Eliminations/Other	(13.0)	(11.2)
Consolidated	$266.8	$290.7

	First Quarter Ended
	March 31, 2020	March 31, 2019
	Operating income/(loss)
Water Systems	$18.8	$19.2
Distribution	(2.2)	(4.3)
Fueling Systems	12.1	12.3
Intersegment Eliminations/Other	(14.9)	(15.1)
Consolidated	$13.8	$12.1

	March 31, 2020	December 31, 2019
	Total assets
Water Systems	$635.2	$658.3
Distribution	192.5	180.2
Fueling Systems	272.3	283.8
Other	49.5	72.4
Consolidated	$1,149.5	$1,194.7

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

At March 31, 2020, the Company had $5.2 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the first quarter ended March 31, 2020, are as follows:

(In millions)
Balance as of December 31, 2019	$9.1
Accruals related to product warranties	2.1
Additions related to acquisitions	—
Reductions for payments made	(2.5)
Balance as of March 31, 2020	$8.7

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
The components of the Company’s operating lease portfolio as of the first quarter ended March 31, 2020 are as follows:

Lease Cost (in millions):
Operating lease cost	$2.0
Short-term lease cost	0.1

Other Information:
Weighted-average remaining lease term	4 years
Weighted-average discount rate	3.8%

The minimum rental payments for non-cancellable operating leases as of March 31, 2020, are as follows:

(In millions)	2020	2021	2022	2023	2024	Thereafter
Future Minimum Rental Payments	$8.1	$8.6	$5.1	$3.3	$1.5	$2.5

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

All options in the 2009 Stock Plan have been awarded and no additional awards are granted out of the plan. However, there are still unvested awards and unexercised options under this plan.

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first quarters ended March 31, 2020 and March 31, 2019 are as follows:

	March 31, 2020	March 31, 2019
Risk-free interest rate	1.39%	2.53%
Dividend yield	1.04%	1.05%
Volatility factor	29.45%	29.38%
Expected term	5.5 years	5.5 years

A summary of the Company’s outstanding stock option activity and related information for the first quarter ended March 31, 2020 is as follows:

(Shares in thousands)	March 31, 2020
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,262	$37.99
Granted	214	59.71
Exercised	(23)	36.86
Forfeited	—	—
Outstanding at end of period	1,453	$41.21
Expected to vest after applying forfeiture rate	1,450	$41.18
Vested and exercisable at end of period	960	$35.32

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of March 31, 2020 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	6.25 years	$12,774
Expected to vest after applying forfeiture rate	6.25 years	$12,770
Vested and exercisable at end of period	4.87 years	$11,814

The total intrinsic value of options exercised during the first quarters ended March 31, 2020 and March 31, 2019 was $0.5 million and $2.0 million, respectively.

As of March 31, 2020, there was $2.1 million of total unrecognized compensation cost related to non-vested stock options granted under the 2012 Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.74 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the first quarter ended March 31, 2020 is as follows:

(Shares in thousands)	March 31, 2020
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	463	$42.36
Awarded	114	59.66
Vested	(85)	29.39
Forfeited	(1)	46.71
Non-vested at end of period	491	$48.61

As of March 31, 2020, there was $13.0 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the stock plans.  That cost is expected to be recognized over a weighted-average period of 1.79 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2020 vs. First Quarter 2019

OVERVIEW
Sales in the first quarter of 2020 decreased from the first quarter of last year. Sales in the quarter declined by $24 million or about 8 percent primarily due to lower Water and Fueling Systems sales volumes and foreign currency exchange partially offset by achieved price. The Company's consolidated gross profit was $90.3 million for the first quarter of 2020, an increase from the prior year’s first quarter. The gross profit as a percent of net sales was 33.9 percent in the first quarter of 2020 versus 30.8 percent during the first quarter 2019 and improved primarily due to better price realization and product sales mix.

EFFECTS OF THE GLOBAL PANDEMIC
The top priority of the Company is the health and welfare of its employees and partners around the world. In response to the health risks posed by the Global Pandemic, the Company implemented and has been following the recommended hygiene and social distancing practices promulgated by the United States Centers for Disease Control and the World Health Organization.

The Company’s products and services are generally viewed as essential in most jurisdictions in which the Company operates. Accordingly, the Company’s global manufacturing and distribution operations generally remain open subject to temporary government mandated closures which have occurred in China, Italy, South Africa, India and several countries in South America. These temporary closures have not had a material impact on the ability to supply products to the Company’s customers.

The Company has assessed the end markets it serves to determine changes in demand patterns and customer behaviors. From this assessment, the Company currently believes that the most significant risks to the previously provided financial outlook for 2020 are a reduction of large dewatering equipment sales in the Water Systems segment; Water Systems customers destocking their inventory, particularly in the U.S. and Canada plumbing channel; and, the deferral or cancellation of the construction of new filling stations in the Fueling Systems segment in the U.S and Canada. Additionally, the strengthening of the U.S. dollar versus most international currencies will result in lower translations of both net sales and earnings from many of the Company’s businesses outside the U.S. Beyond these specific end market considerations, the Company may experience other negative impacts to profitability from various government mandated closures and related customer behavior.

Additional adverse financial impacts from these risks include lost operational efficiencies, deleveraging of the manufacturing fixed costs base due to lower manufactured volumes, and the potential for higher bad debt expense. The Company has taken action to offset the negative impacts of these risks by implementing various reductions in all discretionary spending.

The Company ended the first quarter of 2020 with a cash balance of $40 million and had total incremental borrowing capacity of $478 million. The Company believes it has enough liquidity to meet its operating and cash flow requirements for the foreseeable future.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first quarter of 2020 were $266.8 million, a decrease of $23.9 million or about 8 percent compared to 2019 first quarter sales of $290.7 million. The sales increase from acquisition related sales was $3.9 million. Sales revenue decreased by $8.1 million or about 3 percent in the first quarter of 2020 due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, the Company’s organic sales growth was negative about 7 percent.

	Net Sales
(In millions)	Q1 2020	Q1 2019	2020 v 2019
Water Systems	$164.1	$188.4	$(24.3)
Fueling Systems	55.3	60.2	$(4.9)
Distribution	60.4	53.3	$7.1
Eliminations/Other	(13.0)	(11.2)	$(1.8)
Consolidated	$266.8	$290.7	$(23.9)

Net Sales-Water Systems
Water Systems revenues were $164.1 million in the first quarter 2020, a decrease of $24.3 million or about 13 percent versus the first quarter 2019 sales of $188.4 million. In the first quarter of 2020, sales from businesses acquired since the first quarter of 2019 were $3.9 million. Sales were decreased by $7.7 million or 4 percent in the quarter due to foreign currency translation. Water Systems sales were down about 11 percent, excluding acquisitions and foreign currency translation, in the first quarter of 2020 versus the first quarter of 2019.

Water Systems sales in the U.S. and Canada decreased by 14 percent overall compared to the first quarter 2019, primarily due to lower sales of dewatering equipment. Sales of dewatering equipment decreased by nearly 54 percent due to lower sales in rental channels and substantial uncertainty in oil production end markets. Sales of groundwater pumping equipment increased by 2 percent versus the first quarter 2019, in part due to more normal weather conditions than a year ago. Sales of surface pumping equipment decreased by 14 percent on lower sales of both wastewater and water transfer systems as customers in this channel began to feel the impact of the Global Pandemic and lowered their own inventory levels.

Water Systems sales in markets outside the U.S. and Canada decreased by 11 percent overall. Foreign currency translation decreased sales by 9 percent. Outside the U.S. and Canada, Water Systems organic sales decreased by 2 percent, primarily driven by the Asia Pacific markets as customers in Korea, Japan and China were impacted by the Global Pandemic.

Net Sales-Fueling Systems
Fueling Systems sales were $55.3 million in the first quarter of 2020, a decrease of $4.9 million or about 8 percent versus the first quarter 2019 sales of $60.2 million. Fueling Systems sales were decreased by $0.4 million or 1 percent in the quarter due to foreign currency translation. Fueling Systems sales, excluding foreign currency translation, declined by about 7 percent.

Fueling Systems sales in the U.S. and Canada increased by about 7 percent compared to the first quarter 2019. The increase was principally in the piping, pumping and fuel management systems product lines. Outside the U.S. and Canada, Fueling Systems revenues declined by about 30 percent, driven by lower sales in Asia Pacific, primarily China.

Net Sales-Distribution
Distribution sales were $60.4 million in the first quarter 2020, an increase of $7.1 million versus first quarter 2019 sales of $53.3 million. The Distribution segment organic sales increased about 13 percent compared to the first quarter of 2019. More favorable weather conditions versus the first quarter last year contributed to the revenue growth.

Cost of Sales
Cost of sales as a percentage of net sales for the first quarters of 2020 and 2019 was 66.1 percent and 69.2 percent, respectively. Correspondingly, the gross profit margin increased to 33.9 percent from 30.8 percent. The Company’s consolidated gross profit was $90.3 million for the first quarter of 2020, an increase from the first quarter of 2019 gross profit of $89.5 million. The gross profit margin improved primarily due to better price realization and product sales mix shifts.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $75.6 million in the first quarter of 2020 compared to $76.3 million in the first quarter of 2019. SG&A expenses from acquired businesses were $0.8 million and excluding the acquired entities, the Company’s SG&A expenses in the first quarter of 2020 were $74.8 million, a decrease of about 2 percent from the first quarter 2019. SG&A expenses were lower in part because of foreign currency translation versus the prior year, lower variable compensation expenses, and company wide efforts to lower spending in response to the pending impacts of the Global Pandemic.

Restructuring Expenses
There were $0.9 million of restructuring expenses for the first quarter of 2020. Restructuring expenses for the first quarter of 2020 were $0.6 million in the Water and $0.2 million in Fueling segments and related to continued miscellaneous manufacturing realignment activities, as well as $0.1 million in the Distribution segment related to miscellaneous branch closings and consolidation.

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

Operating Income
Operating income was $13.8 million in the first quarter of 2020, up $1.7 million or about 14 percent from $12.1 million in the first quarter of 2019.

	Operating income (loss)
(In millions)	Q1 2020	Q1 2019	2020 v 2019
Water Systems	$18.8	$19.2	$(0.4)
Fueling Systems	12.1	12.3	(0.2)
Distribution	(2.2)	(4.3)	2.1
Eliminations/Other	(14.9)	(15.1)	0.2
Consolidated	$13.8	$12.1	$1.7

Operating Income-Water Systems
Water Systems operating income was $18.8 million in the first quarter 2020, down $0.4 million versus the first quarter 2019. Operating income decreased in Water Systems primarily due to lower sales volume. The first quarter operating income margin was 11.5 percent, up 130 basis points from 10.2 percent in the first quarter of 2019. Operating income margin increased in Water Systems primarily due to better price realization and improved product sales mix.

Operating Income-Fueling Systems
Fueling Systems operating income was $12.1 million in the first quarter of 2020 compared to $12.3 million in the first quarter of 2019. The decrease in operating income was primarily related to lower sales. The first quarter Fueling Systems operating income margin was 21.9 percent, an increase of 150 basis points from the 20.4 percent of net sales in the first quarter of 2019. Operating income margin improved due to a better geographic and product sales mix.

Operating Income-Distribution
The Distribution segment recorded an operating loss of $2.2 million in the first quarter of 2020 compared to a $4.3 million loss in the first quarter of 2019. The Distribution loss was primarily due to lost leverage on fixed costs from lower sales. The Distribution segment’s operations are seasonal and product sales are significantly slower during the fourth and first quarters, i.e., the winter months in North America.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in the first quarter of 2020 versus the first quarter of 2019 was income of $0.7 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses were higher by $0.5 million or about 4 percent to last year.

Interest Expense
Interest expense for the first quarters of 2020 and 2019 was $1.2 million and $2.3 million, respectively. Interest expense was lower primarily due to lower debt.

Other Income or Expense
Other income or expense was a loss in the first quarter of 2020 of $0.2 million and a gain of $0.2 million in the first quarter of 2019.

Foreign Exchange
Foreign currency-based transactions produced a gain for the first quarters of 2020 and 2019 of $1.0 million and $0.6 million, respectively.

Income Taxes
The provision for income taxes in the first quarter of 2020 and 2019 was $2.6 million and $1.5 million, respectively. The effective tax rate for the first quarter of 2020 was about 19 percent and, before the impact of discrete events, was about 20 percent. The effective tax rate for the first quarter of 2019 was about 14 percent and, before the impact of discrete events, was about 20 percent. The increase in the effective tax rate was primarily the result of unfavorable discrete events of $0.4 million during the first quarter of 2020. The tax rate as a percentage of pre-tax earnings for the full year of 2020 is projected to be about 20 percent, compared to the full year 2019 tax rate of about 20 percent, both before discrete adjustments.

Net Income
Net income for the first quarter of 2020 was $10.8 million compared to the prior year first quarter net income of $9.1 million. Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2020 was $10.6 million, or $0.23 per diluted share, compared to the prior year first quarter net income attributable to Franklin Electric Co., Inc. of $9.1 million or $0.19 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at March 31, 2020 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of March 31, 2020 the Company had a $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of March 31, 2020, the Company had $256.8 million borrowing capacity under the Credit Agreement as $4.2 million in letters of commercial and standby letters of credit were outstanding and undrawn and $39.0 million in revolver borrowings were drawn and outstanding which were primarily used for working capital needs, the payment of existing indebtedness, and acquisitions.
The Company also has other long-term debt borrowing outstanding as of March 31, 2020. See Note 9 - Debt for additional specifics regarding these obligations and future maturities.
At March 31, 2020, the Company had $34.0 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first three months of 2020 and 2019.

(in millions)	2020	2019
Net cash flows from operating activities	$(4.7)	$(2.9)
Net cash flows from investing activities	(11.1)	(10.6)
Net cash flows from financing activities	(3.7)	9.9
Impact of exchange rates on cash and cash equivalents	(4.9)	(1.2)
Change in cash and cash equivalents	$(24.4)	$(4.8)

Cash Flows from Operating Activities
2020 vs. 2019
Net cash used in operating activities was $4.7 million for the three months ended March 31, 2020 compared to $2.9 million used in operating activities for the three months ended March 31, 2019. The increase in cash used was due to a decrease of $4.3 million in other operating activities, primarily in long-term liabilities, offset by lower tax payments of $1.3 million as well as an increase in net income of $1.7 million.
Cash Flows from Investing Activities
2020 vs. 2019
Net cash used in investing activities was $11.1 million for the three months ended March 31, 2020 compared to $10.6 million used in investing activities for the three months ended March 31, 2019. The increase in cash used in investing activities is primarily attributable to increased acquisition activity and property, plant and equipment expenditures.
Cash Flows from Financing Activities
2020 vs. 2019
Net cash used in financing activities was $3.7 million for the three months ended March 31, 2020 compared to $9.9 million provided by financing activities for the three months ended March 31, 2019. The change in net cash from financing activities was primarily attributable to an increase of $12.7 million in common stock repurchases in the current year.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, epidemics and pandemics, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in Exhibit 99.1 thereto. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the first quarter ended March 31, 2020. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

In the third quarter of 2016, the Company began the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system. The new ERP system was designed to better support the Company's business needs in response to the changing operating environment and for many business units within the Company is an update to a legacy system product.  The implementation of a worldwide ERP system affects the processes that constitute the Company's internal control over financial reporting and requires testing for effectiveness as the implementation progresses. The Company expects that the new ERP system will enhance the overall system of internal controls over financial reporting through further automation and integration of business processes, although it is not being implemented in response to any identified deficiency in the Company’s internal controls over financial reporting. The Conversion will happen in two stages. The first stage involved converting the primary legacy ERP system, and the second stage converted those companies that remained on their local ERP system after the date of acquisition. As of March 31, 2020, all material business units have been converted as part of the first and second stage.
Other than the ERP implementation, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as set forth in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 with the exception of the update to the following risk factor. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

Additional Risks to the Company. The Company is subject to various risks in the normal course of business as well as catastrophic events including severe weather events, earthquakes, fires, acts of war, terrorism, civil unrest, epidemics and pandemics and other unexpected events. Exhibit 99.1 sets forth risks and other factors that may affect future results, including those identified above, and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 322,147 shares for approximately $15.2 million under the plan during the first quarter of 2020. The maximum number of shares that may still be purchased under this plan as of March 31, 2020 is 933,823.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
January 1 - January 31	—	—	—	1,255,970
February 1 - February 29	42,900	51.68	42,900	1,213,070
March 1 - March 31	279,247	46.64	279,247	933,823
Total	322,147	47.31	322,147	933,823

ITEM 6. EXHIBITS
Exhibits are set forth in the Exhibit Index located on page 30.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: May 5, 2020	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2020	By	/s/ John J. Haines
John J. Haines
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FRANKLIN ELECTRIC CO., INC.
EXHIBIT INDEX TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FIRST QUARTER ENDED MARCH 31, 2020

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2020)
10.1	Retirement Agreement and General Release between the Company and Steven W. Aikman dated March 17, 2020*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

*Management Contract, Compensatory Plan or Arrangement