Form 10-Q
period 2020-06-30
FRANKLIN ELECTRIC CO INC
filed 2020-08-04
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company			☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	July 31, 2020
$0.10	46,190,670 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net sales	$308,281	$355,340	$575,035	$646,055
Cost of sales	201,159	235,622	377,596	436,831
Gross profit	107,122	119,718	197,439	209,224
Selling, general, and administrative expenses	72,314	75,782	147,937	152,081
Restructuring expense	875	245	1,748	1,331
Operating income	33,933	43,691	47,754	55,812
Interest expense	(1,132)	(2,295)	(2,366)	(4,637)
Other expense, net	(397)	(292)	(599)	(53)
Foreign exchange income/(expense)	(906)	(505)	56	84
Income before income taxes	31,498	40,599	44,845	51,206
Income tax expense	6,696	7,787	9,251	9,267
Net income	$24,802	$32,812	$35,594	$41,939
Less: Net (income) attributable to noncontrolling interests	(151)	(67)	(300)	(138)
Net income attributable to Franklin Electric Co., Inc.	$24,651	$32,745	$35,294	$41,801
Income per share:
Basic	$0.53	$0.70	$0.76	$0.89
Diluted	$0.52	$0.70	$0.75	$0.89

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net income	$24,802	$32,812	$35,594	$41,939
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	1,977	1,362	(35,745)	(1,448)
Employee benefit plan activity	901	649	1,802	1,299
Other comprehensive income/(loss)	2,878	2,011	(33,943)	(149)
Income tax expense related to items of other comprehensive income/(loss)	(185)	(141)	(370)	(282)
Other comprehensive income/(loss), net of tax	2,693	1,870	(34,313)	(431)
Comprehensive income	27,495	34,682	1,281	41,508
Less: Comprehensive income attributable to noncontrolling interests	173	126	327	158
Comprehensive income attributable to Franklin Electric Co., Inc.	$27,322	$34,556	$954	$41,350

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$43,083	$64,405
Receivables, less allowances of $4,741 and $3,705, respectively	183,210	173,327
Inventories:
Raw material	94,697	98,286
Work-in-process	20,696	18,392
Finished goods	184,002	183,568
Total inventories	299,395	300,246
Other current assets	23,653	29,466
Total current assets	549,341	567,444

Property, plant, and equipment, at cost:
Land and buildings	133,620	142,189
Machinery and equipment	270,702	276,541
Furniture and fixtures	45,159	43,631
Other	28,879	29,293
Property, plant, and equipment, gross	478,360	491,654
Less: Allowance for depreciation	(291,997)	(290,326)
Property, plant, and equipment, net	186,363	201,328
Right-of-Use Asset, net	27,687	27,621
Deferred income taxes	7,911	9,171
Intangible assets, net	121,725	131,127
Goodwill	256,219	256,059
Other assets	2,086	1,993
Total assets	$1,151,332	$1,194,743

	June 30, 2020	December 31, 2019

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86,767	$82,593
Accrued expenses and other current liabilities	65,316	68,444
Current lease liability	10,273	9,838
Income taxes	7,297	3,010
Current maturities of long-term debt and short-term borrowings	4,243	21,879
Total current liabilities	173,896	185,764
Long-term debt	92,489	93,141
Long-term lease liability	17,416	17,785
Income taxes payable non-current	11,965	11,965
Deferred income taxes	25,748	27,598
Employee benefit plans	36,631	38,288
Other long-term liabilities	17,938	21,769

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	(262)	(236)

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,185 and 46,391, respectively)	4,618	4,639
Additional capital	278,175	269,656
Retained earnings	715,621	712,460
Accumulated other comprehensive loss	(224,550)	(190,210)
Total shareholders' equity	773,864	796,545
Noncontrolling interest	1,647	2,124
Total equity	775,511	798,669
Total liabilities and equity	$1,151,332	$1,194,743

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019

Cash flows from operating activities:
Net income	$35,594	$41,939
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17,990	18,350
Non-cash lease expense	5,283	5,199
Share-based compensation	7,015	5,524
Deferred income taxes	(125)	501
Loss on disposals of plant and equipment	448	594
Foreign exchange income	(56)	(84)
Changes in assets and liabilities, net of acquisitions:
Receivables	(17,820)	(46,371)
Inventory	(7,520)	(35,318)
Accounts payable and accrued expenses	8,561	18,637
Operating leases	(5,283)	(5,195)
Income taxes	3,825	535
Employee benefit plans	99	(50)
Other, net	(1,010)	(116)
Net cash flows from operating activities	47,001	4,145
Cash flows from investing activities:
Additions to property, plant, and equipment	(9,445)	(10,444)
Proceeds from sale of property, plant, and equipment	25	866
Cash paid for acquisitions, net of cash acquired	(5,826)	(6,728)
Other, net	3	8
Net cash flows from investing activities	(15,243)	(16,298)
Cash flows from financing activities:
Proceeds from issuance of debt	98,234	129,985
Repayment of debt	(116,142)	(113,171)
Proceeds from issuance of common stock	1,520	1,495
Purchases of common stock	(17,724)	(9,543)
Dividends paid	(14,446)	(13,510)
Purchase of redeemable noncontrolling shares	—	(485)
Net cash flows from financing activities	(48,558)	(5,229)
Effect of exchange rate changes on cash	(4,522)	(800)
Net change in cash and equivalents	(21,322)	(18,182)
Cash and equivalents at beginning of period	64,405	59,173
Cash and equivalents at end of period	$43,083	$40,991

	Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019

Cash paid for income taxes, net of refunds	$6,227	$8,578
Cash paid for interest	$2,483	$4,731

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$204	$307
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$4,915	$1,772
Accrued dividends payable to noncontrolling interests	$830	$642

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2020, and for the second quarters and six months ended June 30, 2020 and June 30, 2019 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the second quarter and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

3. ACQUISITIONS
During the first quarter ended March 31, 2020, the Company acquired all of the assets of a company that manufactures line shaft turbines and other adjacent product lines for a purchase price of $6.3 million after working capital adjustments. The fair value of the assets acquired and liabilities assumed are preliminary as of June 30, 2020. In addition, the Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for this acquisition is immaterial.

During the third quarter ended September 30, 2019, the Company acquired 100 percent of the ownership interests of First Sales, LLC for a purchase price of approximately $15.5 million after working capital adjustments. The acquisition was not material, and the fair value of the assets acquired and liabilities assumed are preliminary as of June 30, 2020.

During the second quarter ended June 30, 2019, the Company acquired the remaining interest in Pluga Pumps and Motors Private Limited, India, increasing the Company's ownership to 100 percent. The redemption of this interest was immaterial.
Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations and were not material for the second quarter and six months ended June 30, 2020. There were $0.1 million and $0.1 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the second quarter and six months ended June 30, 2019 respectively.

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of June 30, 2020 and December 31, 2019, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4.4	$4.4	$—	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4.0	$4.0	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $96.7 million and $115.0 million and estimated fair values of $105.1 million and $121.0 million as of June 30, 2020 and December 31, 2019, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of June 30, 2020, the swap had a notional value based on 280,000 shares. For the second quarter and six months ended June 30, 2020, the swap resulted in a gain of $1.3 million and a loss of $1.5 million, respectively. For the second quarter and six months ended June 30, 2019, the swap resulted in a loss of $0.9 million and a gain $1.0 million, respectively. Gains and losses resulting from the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	June 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Patents	$7.4	$(7.1)	$7.4	$(7.0)
Technology	7.5	(7.0)	7.5	(6.8)
Customer relationships	150.9	(73.6)	155.4	(71.4)
Other	3.7	(2.8)	3.8	(2.8)
Total	$169.5	$(90.5)	$174.1	$(88.0)
Unamortizing intangibles:
Trade names	42.7	—	45.0	—
Total intangibles	$212.2	$(90.5)	$219.1	$(88.0)

Amortization expense related to intangible assets for the second quarters ended June 30, 2020 and June 30, 2019 was $2.3 million and $2.3 million, and for the six months ended June 30, 2020 and June 30, 2019, $4.7 million and $4.6 million respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2020	2021	2022	2023	2024
	$9.2	$8.8	$8.6	$8.5	$8.3

The change in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2020, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2019	$151.0	$67.6	$37.5	$256.1
Acquisitions	3.0	—	—	3.0
Foreign currency translation	(2.7)	(0.2)	—	(2.9)
Balance as of June 30, 2020	$151.3	$67.4	$37.5	$256.2

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of June 30, 2020, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2019 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the second quarters and six months ended June 30, 2020 and June 30, 2019:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Service cost	$0.2	$0.2	$0.3	$0.4
Interest cost	1.1	1.5	2.2	3.0
Expected return on assets	(1.7)	(2.0)	(3.4)	(4.0)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	0.9	0.7	1.8	1.3
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.5	$0.4	$0.9	$0.7

In the six months ended June 30, 2020, the Company made contributions of $0.1 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2020 will be finalized by September 15, 2020, based upon the funding level requirements identified and year-end valuation performed at December 31, 2019.

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the second quarters and six months ended June 30, 2020 and June 30, 2019:

(In millions)	Other Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Service cost	$—	$—	$—	$—
Interest cost	—	0.1	0.1	0.2
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	—	—	—	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$—	$0.1	$0.1	$0.2

8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the six month period ended June 30, 2020 was 20.6 percent as compared to 18.1 percent for the six month period ended June 30, 2019. The effective tax rate is lower than the U.S. statutory rate of 21 percent primarily due to foreign earnings taxed at rates below the U.S. statutory rate, the recognition of the U.S. foreign-derived intangible income (FDII) provisions, and certain discrete events including excess tax benefits from share-based compensation. For the second quarter of 2020, the effective tax rate was 21.3 percent as compared to 19.2 percent for the second quarter of 2019. The increase in the effective tax rate was primarily a result of net unfavorable discrete events of $0.4 million recorded in the second quarter of 2020 compared to net favorable discrete events of $0.6 million in the second quarter of 2019.

During the second quarter of 2020, the Company recorded $1.4 million of expense for a valuation allowance on deferred tax assets in foreign jurisdictions to recognize only the portion of the deferred tax assets that are more likely than not to be realized.

In addition, the Company recorded a benefit of $1.2 million for the release of a deferred tax liability related to unrecognized foreign exchange on the settlement of an intercompany loan. The Company also recorded $0.2 million of expense for other discrete events primarily related to foreign withholding tax on a distribution in a foreign jurisdiction.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company does not expect there to be a material impact to the consolidated financial statements.

9. DEBT
Debt consisted of the following:

(In millions)	June 30, 2020	December 31, 2019
Tax increment financing debt	18.2	18.7
New York Life Agreement	75.0	75.0
Credit Agreement	1.7	19.0
Financing Leases	—	0.1
Foreign subsidiary debt	1.9	2.3
Less: unamortized debt issuance costs	(0.1)	(0.1)
	$96.7	$115.0
Less: current maturities	(4.2)	(21.9)
Long-term debt	$92.5	$93.1

Debt outstanding, excluding unamortized debt issuance costs, at June 30, 2020 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$96.8	$4.2	$1.3	$1.3	$1.3	$1.4	$87.3

Prudential Agreement
The Company maintains the Third Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement"), which expires on July 30, 2021 and has an initial borrowing capacity of $250.0 million. As of June 30, 2020, the Company has $150.0 million borrowing capacity available under the Prudential Agreement.

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

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"), with a maximum aggregate borrowing capacity of $200.0 million. On September 26, 2018, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of June 30, 2020, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of June 30, 2020, the Company had $1.7 million in outstanding borrowings which were primarily used for working capital needs, the payment of existing indebtedness and acquisitions, $4.2 million in letters of credit outstanding, and $294.1 million of available capacity under the Credit Agreement.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 1.00 to 3.50 and a minimum interest coverage ratio of 1.00 to 3.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of June 30, 2020.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$24.7	$32.7	$35.3	$41.8
Less: Earnings allocated to participating securities	0.2	0.2	0.2	0.3
Net income available to common shareholders	$24.5	$32.5	$35.1	$41.5
Denominator:
Basic weighted average common shares outstanding	46.2	46.3	46.3	46.3
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.3	0.4	0.4	0.4
Diluted weighted average common shares outstanding	46.5	46.7	46.7	46.7
Basic earnings per share	$0.53	$0.70	$0.76	$0.89
Diluted earnings per share	$0.52	$0.70	$0.75	$0.89

There were 0.4 million and 0.3 million stock options outstanding for the second quarters ended June 30, 2020 and June 30, 2019, and 0.3 million and 0.2 million stock options outstanding for the six months ended June 30, 2020 and June 30, 2019 respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

11. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the second quarters ended June 30, 2020 and June 30, 2019:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2020	$4,614	$274,869	$698,917	$(49,373)	$(177,848)	$2,287	$753,466	$(245)
Net income			24,651			169	24,820	(18)
Dividends on common stock ($0.155/share)			(7,206)				(7,206)
Common stock issued	2	647					649
Common stock repurchased	(2)		(741)				(743)
Share-based compensation	4	2,659					2,663
Noncontrolling dividend						(830)	(830)
Purchase of redeemable noncontrolling shares							—	—
Currency translation adjustment					1,955	21	1,976	1
Pension liability, net of tax				716			716
Balance as of June 30, 2020	$4,618	$278,175	$715,621	$(48,657)	$(175,893)	$1,647	$775,511	$(262)

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2019	$4,637	$262,002	$652,737	$(48,076)	$(137,205)	$2,097	$736,192	$408
Net income			32,745			247	32,992	(180)
Dividends on common stock ($0.145/share)			(6,787)				(6,787)
Common stock issued	1	243					244
Common stock repurchased	(12)		(5,202)				(5,214)
Share-based compensation	6	2,288					2,294
Noncontrolling dividend						(642)	(642)
Purchase of redeemable noncontrolling shares							—	(485)
Currency translation adjustment					1,303	12	1,315	47
Pension liability, net of tax				508			508
Balance as of June 30, 2019	$4,632	$264,533	$673,493	$(47,568)	$(135,902)	$1,714	$760,902	$(210)

The schedules below set forth equity changes in the six months ended June 30, 2020 and June 30, 2019:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2019	$4,639	$269,656	$712,460	$(50,089)	$(140,121)	$2,124	$798,669	$(236)
Net Income			35,294			356	35,650	(56)
Dividends on common stock ($0.310/share)			(14,446)				(14,446)
Common stock issued	4	1,516					1,520
Common stock repurchased	(37)		(17,687)				(17,724)
Share-based compensation	12	7,003					7,015
Noncontrolling dividend						(830)	(830)
Purchase of redeemable non-controlling shares							—	—
Currency translation adjustment					(35,772)	(3)	(35,775)	30
Pension liability, net of taxes				1,432			1,432
Balance as of June 30, 2020	$4,618	$278,175	$715,621	$(48,657)	$(175,893)	$1,647	$775,511	$(262)

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2018	$4,632	$257,535	$654,724	$(48,585)	$(134,434)	$1,955	$735,827	$518
Net Income			41,801			421	42,222	(283)
Dividends on common stock ($0.290/share)			(13,510)				(13,510)
Common stock issued	7	1,488					1,495
Common stock repurchased	(21)		(9,522)				(9,543)
Share-based compensation	14	5,510					5,524
Noncontrolling dividend						(642)	(642)
Purchase of redeemable non-controlling shares							—	(485)
Currency translation adjustment					(1,468)	(20)	(1,488)	40
Pension liability, net of taxes				1,017			1,017
Balance as of June 30, 2019	$4,632	$264,533	$673,493	$(47,568)	$(135,902)	$1,714	$760,902	$(210)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2020 and June 30, 2019, are summarized below:

(In millions)
For the six months ended June 30, 2020:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance as of December 31, 2019	$(140.2)	$(50.0)	$(190.2)

Other comprehensive income/(loss) before reclassifications	(35.8)	—	(35.8)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.4	1.4
Net other comprehensive income/(loss)	(35.8)	1.4	(34.4)

Balance as of June 30, 2020	$(176.0)	$(48.6)	$(224.6)

For the six months ended June 30, 2019:
Balance as of December 31, 2018	$(134.5)	$(48.5)	$(183.0)

Other comprehensive income/(loss) before reclassifications	(1.4)	—	(1.4)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.9	0.9
Net other comprehensive income/(loss)	(1.4)	0.9	(0.5)

Balance as of June 30, 2019	$(135.9)	$(47.6)	$(183.5)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.4 million and $0.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

Financial information by reportable business segment is included in the following summary:

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	Net sales
Water Systems
External sales
United States & Canada	$80.8	$103.1	$151.7	$189.9
Latin America	24.2	29.4	52.4	59.9
Europe, Middle East & Africa	35.5	39.0	73.7	76.7
Asia Pacific	19.7	18.7	33.5	40.9
Intersegment sales
United States & Canada	18.2	14.8	31.2	26.0
Total sales	178.4	205.0	342.5	393.4
Distribution
External sales
United States & Canada	92.1	87.1	152.5	140.4
Intersegment sales	—	—	—	—
Total sales	92.1	87.1	152.5	140.4
Fueling Systems
External sales
United States & Canada	35.3	45.9	72.6	81.1
All other	20.7	32.1	38.6	57.2
Intersegment sales	—	—	—	—
Total sales	56.0	78.0	111.2	138.3

Intersegment Eliminations/Other	(18.2)	(14.8)	(31.2)	(26.0)
Consolidated	$308.3	$355.3	$575.0	$646.1

	Second Quarter Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	Operating income/(loss)
Water Systems	$28.7	$30.9	$47.5	$50.1
Distribution	6.8	4.5	4.6	0.2
Fueling Systems	13.5	21.7	25.6	34.0
Intersegment Eliminations/Other	(15.1)	(13.4)	(29.9)	(28.5)
Consolidated	$33.9	$43.7	$47.8	$55.8

	June 30, 2020	December 31, 2019
	Total assets
Water Systems	$625.2	$658.3
Distribution	200.3	180.2
Fueling Systems	267.3	283.8
Other	58.5	72.4
Consolidated	$1,151.3	$1,194.7

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

At June 30, 2020, the Company had $8.5 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the six months ended June 30, 2020, are as follows:

(In millions)
Balance as of December 31, 2019	$9.1
Accruals related to product warranties	4.8
Additions related to acquisitions	—
Reductions for payments made	(4.8)
Balance as of June 30, 2020	$9.1

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
The components of the Company’s operating lease portfolio as of the second quarter and six months ended June 30, 2020 are as follows:

Lease Cost (in millions):	Second Quarter Ended	Six Months Ended
Operating lease cost	$3.2	$5.2
Short-term lease cost	0.1	0.2

Other Information:
Weighted-average remaining lease term		4 years
Weighted-average discount rate		3.8%

The minimum rental payments for non-cancellable operating leases as of June 30, 2020, are as follows:

(In millions)	2020	2021	2022	2023	2024	Thereafter
Future Minimum Rental Payments	$5.7	$9.5	$6.2	$3.9	$1.6	$2.5

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the six months ended June 30, 2020 and June 30, 2019 are as follows:

	June 30, 2020	June 30, 2019
Risk-free interest rate	1.39%	2.53%
Dividend yield	1.04%	1.05%
Volatility factor	29.45%	29.38%
Expected term	5.5 years	5.5 years

A summary of the Company’s outstanding stock option activity and related information for the six months ended June 30, 2020 is as follows:

(Shares in thousands)	June 30, 2020
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,262	$37.99
Granted	214	59.71
Exercised	(43)	34.82
Forfeited	(4)	50.13
Outstanding at end of period	1,429	$41.31
Expected to vest after applying forfeiture rate	1,427	$41.29
Vested and exercisable at end of period	958	$35.70

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of June 30, 2020 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.87 years	$18,033
Expected to vest after applying forfeiture rate	5.86 years	$18,027
Vested and exercisable at end of period	4.48 years	$16,338

The total intrinsic value of options exercised during the six months ended June 30, 2020 and June 30, 2019 was $0.9 million and $2.1 million, respectively.

As of June 30, 2020, there was $1.6 million of total unrecognized compensation cost related to non-vested stock options granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.66 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the six months ended June 30, 2020 is as follows:

(Shares in thousands)	June 30, 2020
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	463	$42.36
Awarded	118	59.27
Vested	(127)	33.85
Forfeited	(17)	48.72
Non-vested at end of period	437	$49.16

As of June 30, 2020, there was $11.1 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the stock plans.  That cost is expected to be recognized over a weighted-average period of 1.56 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2020 vs. Second Quarter 2019

OVERVIEW
Sales in the second quarter of 2020 decreased from the second quarter of last year. The sales decrease was primarily from lower volumes, in part created by uncertainty and general disruptions around the global pandemic as the World Health Organization categorized the spread of the novel coronavirus on March 11, 2020 (the "Global Pandemic") . The Company's consolidated gross profit was $107.1 million for the second quarter of 2020, a decrease from the prior year’s second quarter. The gross profit as a percent of net sales was 34.7 percent in the second quarter of 2020 versus 33.7 percent during the second quarter 2019 and improved primarily due to better price realization and product sales mix.

EFFECTS OF THE GLOBAL PANDEMIC
The top priority of the Company is the health and welfare of its employees and partners around the world. In response to the health risks posed by the Global Pandemic, the Company implemented and has been following the recommended hygiene and social distancing practices promulgated by the United States Centers for Disease Control and the World Health Organization.

The Company’s products and services are generally viewed as essential in most jurisdictions in which the Company operates. Effectively, all the Company’s global manufacturing and distribution operations are operating.

The primary impacts of the Global Pandemic on the Company’s end markets continue to be a reduction of large dewatering equipment sales in the Water Systems segment; Water Systems customers de-stocking their inventory, particularly in the U.S. and Canada plumbing channel; and, the deferral or cancellation of the construction of new filling stations in the Fueling Systems segment. Additionally, the strengthening of the U.S. dollar versus most international currencies has resulted in lower translations of both Net Sales and earnings from many of the Company’s businesses outside the U.S. The Company’s financial results were also impacted negatively by government mandated closures and related customer behaviors.

RESULTS OF OPERATIONS

Net Sales
Net sales in the second quarter of 2020 were $308.3 million, a decrease of $47.0 million or about 13 percent compared to 2019 second quarter sales of $355.3 million. Acquisition related sales were $3.3 million. Sales revenue decreased by $12.2 million or about 3 percent in the second quarter of 2020 due to foreign currency translation. Organic sales decreased about 10 percent compared to the second quarter of 2019.

	Net Sales
(In millions)	Q2 2020	Q2 2019	2020 v 2019
Water Systems	$178.4	$205.0	$(26.6)
Fueling Systems	56.0	78.0	$(22.0)
Distribution	92.1	87.1	$5.0
Eliminations/Other	(18.2)	(14.8)	$(3.4)
Consolidated	$308.3	$355.3	$(47.0)

Net Sales-Water Systems
Water Systems sales were $178.4 million in the second quarter 2020, a decrease of $26.6 million or about 13 percent versus the second quarter 2019 sales of $205.0 million. Acquisition related sales were $3.3 million. Water Systems sales were reduced by $11.6 million or about 6 percent in the quarter due to foreign currency translation. Excluding acquisitions and foreign currency translation, Water Systems sales were down $18.3 million or about 9 percent compared to the second quarter 2019.

Water Systems sales in the U.S. and Canada were down compared to the second quarter 2019. The impact of foreign currency translation decreased sales by about 1 percent. Sales of dewatering equipment decreased by nearly 70 percent due to lower sales in rental channels and substantial uncertainty in oil production end markets. Sales of groundwater pumping equipment increased by 5 percent versus the second quarter 2019. Sales of surface pumping equipment decreased by 18 percent on lower sales of both wastewater and water transfer systems as customers in this channel began to feel the impact of the Global Pandemic and lowered their own inventory levels.

Water Systems sales in markets outside the U.S. and Canada declined by 9 percent overall. The impact of foreign currency translation decreased sales by about 12 percent. Excluding the impact of foreign currency translation, Water Systems sales in markets outside the U.S. and Canada, increased by 3 percent, primarily driven by higher sales in Latin America and Asia Pacific, as well as increased sales in both Europe and the Middle East, offset by lower sales in the South African market.

Net Sales-Fueling Systems
Fueling Systems sales were $56.0 million in the second quarter 2020, a decrease of $22.0 million or about 28 percent versus the second quarter 2019 sales of $78.0 million. Fueling Systems sales decreased by $0.6 million or about 1 percent in the quarter due to foreign currency translation. Fueling Systems organic sales decreased about 27 percent compared to the second quarter of 2019.

Fueling Systems sales in the U.S. and Canada decreased by 22 percent compared to the second quarter 2019. The decrease was in all product lines and due to declining demand for new filling stations. Outside the U.S. and Canada, Fueling Systems revenues declined by 35 percent, driven by lower sales in Asia Pacific, primarily China.

Net Sales-Distribution
Distribution sales were $92.1 million in the second quarter 2020, versus second quarter 2019 sales of $87.1 million. The Distribution segment organic sales increased 6 percent compared to the second quarter of 2019. More favorable weather conditions versus the second quarter last year contributed to the revenue growth.

Cost of Sales
Cost of sales as a percent of net sales for the second quarter of 2020 was 65.3 percent and 66.3 percent for the second quarter of 2019. Correspondingly, the gross profit margin was 34.7 percent and 33.7 percent for the second quarters of 2020 and 2019, respectively. The Company's consolidated gross profit was $107.1 million for the second quarter of 2020, down $12.6 million from the gross profit of $119.7 million in the second quarter of 2019. The gross profit decrease was due to lower sales. In the second quarter, the gross profit margin percentage improvement was primarily due to better selling price realization and improved product sales mix.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $72.3 million in the second quarter of 2020 compared to $75.8 million in the second quarter of 2019. SG&A expenses were lower versus the prior year due to companywide efforts to lower spending in response to the impacts of the Global Pandemic and in part because of foreign currency translation.

Restructuring Expenses
Restructuring expenses for the second quarter of 2020 were $0.9 million and related to continued miscellaneous manufacturing and distribution realignment activities in the Water segment. Restructuring expenses for the second quarter of 2019 were $0.2 million and related to branch consolidations and other asset rationalizations in the Headwater distribution segment.

Operating Income
Operating income was $33.9 million in the second quarter of 2020, down $9.8 million or about 22 percent from $43.7 million in the second quarter of 2019.

	Operating income (loss)
(In millions)	Q2 2020	Q2 2019	2020 v 2019
Water Systems	$28.7	$30.9	$(2.2)
Fueling Systems	13.5	21.7	(8.2)
Distribution	6.8	4.5	2.3
Eliminations/Other	(15.1)	(13.4)	(1.7)
Consolidated	$33.9	$43.7	$(9.8)

Operating Income-Water Systems
Water Systems operating income was $28.7 million in the second quarter 2020, down $2.2 million or 7 percent versus the second quarter 2019 and operating income margin was 16.1 percent compared to the 15.1 percent in the second quarter 2019 primarily due to product and geographic sales mix shifts.

Operating Income-Fueling Systems

Fueling Systems operating income was $13.5 million in the second quarter of 2020, down $8.2 million or about 38 percent compared to $21.7 million in the second quarter of 2019 and the second quarter operating income margin was 24.1 percent, a decrease of 370 basis points from the 27.8 percent of net sales in the second quarter of 2019. The decrease in operating income margin was primarily due to lost leverage on fixed cost from lower sales.

Operating Income-Distribution
Distribution operating income was $6.8 million in the second quarter of 2020 and the second quarter operating income margin was 7.4 percent. Distribution operating income was $4.5 million in the second quarter of 2019 and the second quarter operating income margin was 5.2 percent. The increase in operating income margin is primarily related to higher revenues.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of unallocated general and administrative expenses and inter-segment sales and profit eliminations. The inter-segment profit elimination impact in the second quarter of 2020 versus the second quarter of 2019 was $1.1 million. General and administrative expenses were higher by $0.6 million.

Interest Expense
Interest expense for the second quarter of 2020 and 2019 was $1.1 million and $2.3 million, respectively.

Other Income or Expense
Other income or expense was a loss of $0.4 million and $0.3 million in the second quarter of 2020 and 2019, respectively.

Foreign Exchange
Foreign currency-based transactions produced a loss for the second quarter of 2020 of $0.9 million, primarily due to the Argentinian peso relative to the U.S. dollar. Foreign currency-based transactions produced a loss for the second quarter of 2019 of $0.5 million, primarily due to the Turkish Lira relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the second quarter of 2020 and 2019 was $6.7 million and $7.8 million, respectively. The effective tax rate for the second quarter of 2020 was about 21 percent and, before the impact of discrete events, was about 20 percent. The effective tax rate for the second quarter of 2019 was about 19 percent and, before the impact of discrete events, was about 21 percent. The increase in the effective tax rate was primarily a result of net unfavorable discrete events recorded in the second quarter of 2020 compared to net favorable discrete events in the second quarter of 2019. Discrete events in the second quarter 2020 included tax expense for a valuation allowance on foreign deferred tax assets and withholding tax on a foreign distribution and tax benefit on the release of a foreign deferred tax liability on foreign exchange from the settlement of an intercompany loan. The tax rate as a percentage of pre-tax earnings for the full year 2020 is projected to be about 20 percent, compared to the full year 2019 tax rate of about 20 percent, both before discrete adjustments.

Net Income
Net income for the second quarter of 2020 was $24.8 million compared to the prior year second quarter net income of $32.8 million. Net income attributable to Franklin Electric Co., Inc. for the second quarter of 2020 was $24.7 million, or $0.52 per diluted share, compared to the prior year second quarter net income attributable to Franklin Electric Co., Inc. of $32.7 million or $0.70 per diluted share.

First Half of 2020 vs. First Half of 2019

OVERVIEW
Sales in the first half of 2020 were down from the same period last year. The sales decrease was primarily from lower volumes, in part created by uncertainty and general disruptions around the Global Pandemic. The Company's consolidated gross profit was $197.4 million for the first half of 2020, a decrease of $11.8 million or about 6 percent from the first half of 2019. Diluted earnings per share in the first half of 2020 were down from the same period last year.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first half of 2020 were $575.0 million, a decrease of $71.1 million or about 11 percent compared to 2019 first half sales of $646.1 million. The incremental impact of sales from acquired businesses was $7.2 million. Sales revenue decreased by $20.3 million or about 3 percent in the first half of 2020 due to foreign currency translation.

	Net Sales
(In millions)	YTD June 30, 2020	YTD June 30, 2019	2020 v 2019
Water Systems	$342.5	$393.4	$(50.9)
Fueling Systems	111.2	138.3	$(27.1)
Distribution	152.5	140.4	$12.1
Eliminations/Other	(31.2)	(26.0)	$(5.2)
Consolidated	$575.0	$646.1	$(71.1)

Net Sales-Water Systems
Water Systems sales were $342.5 million in the first half of 2020, a decrease of $50.9 million or about 13 percent versus the first half of 2019. The incremental impact of sales from acquired businesses was $7.2 million. Foreign currency translation changes decreased sales $19.3 million, or about 5 percent, compared to sales in the first half of 2019. The Water Systems sales change in the first half of 2020, excluding acquisitions and foreign currency translation, was a decrease of $38.8 million or about 10 percent.

Water Systems sales in the U.S. and Canada decreased by about 15 percent compared to the first half of 2019. The incremental impact of sales from acquired businesses was $7.2 million. Sales revenue decreased by $0.7 million in the first half of 2020 due to foreign currency translation. In the first half of 2020, sales of dewatering equipment decreased by about 60 percent due to lower sales in rental channels and substantial uncertainty in oil production end markets. Sales of groundwater pumping equipment increased by 4 percent versus the first half of 2019. Sales of other surface pumping equipment decreased by 16 percent on lower sales of both wastewater and water transfer systems as customers in this channel began to feel the impact of the Global Pandemic and lowered their own inventory levels.

Water Systems sales in markets outside the U.S. and Canada decreased by about 10 percent compared to the first half of 2019. Sales revenue decreased by $18.6 million or about 10 percent in the first half of 2020 due to foreign currency translation. International Water Systems sales change in the first half of 2020, excluding foreign currency translation, was flat or less than 1 percent increase. International Water Systems sales growth in Latin America and EMENA were partially offset by lower sales in the Asia Pacific markets.

Net Sales-Fueling Systems
Fueling Systems sales were $111.2 million in the first half 2020, a decrease of $27.1 million or about 20 percent from the first half of 2019. Foreign currency translation changes decreased sales $1.0 million or about 1 percent compared to sales in the first half of 2019. The Fueling Systems sales change in the first half of 2020, excluding acquisitions and foreign currency translation, was a decrease of about 19 percent.

Fueling Systems sales in the U.S. and Canada declined by about 10 percent during the first half. The decrease was in all product lines and due to declining demand for new filling stations. Internationally, Fueling Systems revenues declined by about 33 percent, driven by lower sales in Asia Pacific, primarily China and India.

Net Sales-Distribution
Distribution sales were $152.5 million in the first half of 2020, versus the first half of 2019 sales of $140.4 million. Distribution segment organic sales increased about 9 percent compared to the first half of 2019 primarily due to more favorable weather conditions versus last year.

Cost of Sales
Cost of sales as a percent of net sales for the first half of 2020 and 2019 was 65.7 percent and 67.6 percent, respectively. Correspondingly, the gross profit margin was 34.3 percent and 32.4 percent, respectively. The Company's consolidated gross profit was $197.4 million for the first half of 2020, down $11.8 million from the gross profit of $209.2 million in the first half of 2019. The gross profit decrease was primarily due to lower sales. The improvement in gross profit margin percentage is partially attributable to better selling price realization and improved product and geographic sales mix shifts.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $147.9 million in the first half of 2020 and decreased by $4.2 million or 3 percent in the first half of 2020 compared to $152.1 million the first half of last year. SG&A expenses were lower versus the prior year due to companywide efforts to lower spending in response to the impacts of the Global Pandemic and in part because of foreign currency translation.

Restructuring Expenses
Restructuring expenses for the first half of 2020 were $1.7 million. Restructuring expenses were $1.5 million in the Water segment and $0.1 million in the Fueling segment from continued miscellaneous manufacturing and distribution realignment activities and $0.1 in distribution related to branch consolidations and other asset rationalizations in the Headwater distribution segment. Restructuring expenses for the first half of 2019 were $1.3 million. Restructuring expenses were $0.5 million in the Water segment from continued miscellaneous manufacturing realignment activities and $0.8 in distribution related to branch consolidations and other asset rationalizations in the Headwater distribution segment.

Operating Income
Operating income was $47.8 million in the first half of 2020, down $8.0 million or about 14 percent from $55.8 million in the first half of 2019.

	Operating income (loss)
(In millions)	YTD June 30, 2020	YTD June 30, 2019	2020 v 2019
Water Systems	$47.5	$50.1	$(2.6)
Fueling Systems	25.6	34.0	(8.4)
Distribution	4.6	0.2	4.4
Eliminations/Other	(29.9)	(28.5)	(1.4)
Consolidated	$47.8	$55.8	$(8.0)

Operating Income-Water Systems
Water Systems operating income was $47.5 million in the first half of 2020 compared to $50.1 million in the first half of 2019, a decrease of about 5 percent. The first half operating income margin was 13.9 percent and increased by 120 basis points compared to the first half of 2019. Operating income margin increased in Water Systems primarily due to product and geographic sales mix shifts.

Operating Income-Fueling Systems
Fueling Systems operating income was $25.6 million in the first half of 2020 compared to $34.0 million in the first half of 2019. The first half operating income margin was 23.0 percent compared to 24.6 percent of net sales in the first half of 2019, a decrease of 160 basis points. The decrease in operating income margin was primarily due to lost leverage on fixed cost from lower sales.

Operating Income-Distribution
Distribution operating income was $4.6 million in the first half of 2020 and operating income margin was 3.0 percent. Distribution operating income was $0.2 million in the first half of 2019 and operating income margin was 0.1 percent. Operating income margin increased in Distribution due to higher sales volumes.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses. The inter-segment profit elimination impact in the first half of 2020 versus the first half of 2019 was $0.3 million. General and administrative expenses were higher by $1.1 million or about 4 percent to last year in the first half.

Interest Expense
Interest expense for the first half of 2020 and 2019 was $2.4 million and $4.6 million, respectively.

Other Income or Expense
Other income or expense was a loss of $0.6 million in the first half of 2020. Other income or expense was a loss of $0.1 million in the first half of 2019.

Foreign Exchange
Foreign currency-based transactions for the first half of 2020 was a gain $0.1 million due to movements in several currencies relative to the U.S. dollar, none of which individually were significant. Foreign currency-based transactions for the first half of 2019 was a gain of $0.1 million due to movements in several currencies relative to the U.S. dollar, none of which individually were significant.

Income Taxes
The provision for income taxes in the first half of 2020 and 2019 was $9.3 million for both. The effective tax rate for the first half of 2020 was about 21 percent and, before the impact of discrete events, was about 20 percent. The effective tax rate in the first half of 2019 was about 18 percent and, before the impact of discrete events, was about 21 percent. The increase in the effective tax rate was primarily a result of net unfavorable discrete events recorded in the first half of 2020 compared to net favorable discrete events in the first half of 2019. The Company estimates its effective tax rate for 2020 after discrete events will be about 20 percent, or about 2 points higher than the effective tax rate of 18 percent in 2019.

Net Income
Net income for the first half of 2020 was $35.6 million compared to 2019 first half net income of $41.9 million. Net income attributable to Franklin Electric Co., Inc. for the first half of 2020 was $35.3 million, or $0.75 per diluted share, compared to 2019 first half net income attributable to Franklin Electric Co., Inc. of $41.8 million or $0.89 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at June 30, 2020 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of June 30, 2020 the Company had a $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of June 30, 2020, the Company had $294.1 million borrowing capacity under the Credit Agreement as $4.2 million in letters of commercial and standby letters of credit were outstanding and undrawn and $1.7 million in revolver borrowings were drawn and outstanding which were primarily used for working capital needs and the payment of existing indebtedness.
The Company also has other long-term debt borrowing outstanding as of June 30, 2020. See Note 9 - Debt for additional specifics regarding these obligations and future maturities.
At June 30, 2020, the Company had $33.8 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first six months of 2020 and 2019.

(in millions)	2020	2019
Net cash flows from operating activities	$47.0	$4.1
Net cash flows from investing activities	(15.2)	(16.3)
Net cash flows from financing activities	(48.6)	(5.2)
Impact of exchange rates on cash and cash equivalents	(4.5)	(0.8)
Change in cash and cash equivalents	$(21.3)	$(18.2)

Cash Flows from Operating Activities
2020 vs. 2019
Net cash provided by operating activities was $47.0 million for the six months ended June 30, 2020 compared to $4.1 million provided by operating activities for the six months ended June 30, 2019. The increase in cash provided by operating activities was due to a decrease of approximately $46.3 million in working capital requirements, partially offset by lower net income.

Cash Flows from Investing Activities
2020 vs. 2019
Net cash used in investing activities was $15.2 million for the six months ended June 30, 2020 compared to $16.3 million used in investing activities for the six months ended June 30, 2019. The decrease in cash used in investing activities was primarily attributable to decreased acquisition activity.

Cash Flows from Financing Activities
2020 vs. 2019
Net cash used in financing activities was $48.6 million for the six months ended June 30, 2020 compared to $5.2 million used in financing activities for the six months ended June 30, 2019. The increase in cash used in financing activities was primarily attributable to a decrease in net debt borrowings of approximately $34.7 million and an increase of $8.2 million in common stock repurchases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the second quarter ended June 30, 2020. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

The Company did not repurchase any shares under its outstanding plan during the second quarter of 2020. The maximum number of shares that may still be purchased under this plan as of June 30, 2020 is 933,823.

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2020)
10.1	Retirement Agreement and General Release between the Company and Steven W. Aikman dated March 17, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on May 5, 2020)*
10.2	Franklin Electric Co., Inc. Nonemployee Directors' Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 6, 2020)*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the second quarter and six months ended June 30, 2020 and 2019 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the second quarter and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: August 4, 2020	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2020	By	/s/ John J. Haines
John J. Haines, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)