Form 10-Q
period 2020-09-30
FRANKLIN ELECTRIC CO INC
filed 2020-10-30
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	October 28, 2020
$0.10	46,202,285 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net sales	$351,190	$348,416	$926,225	$994,471
Cost of sales	226,893	230,793	604,489	667,624
Gross profit	124,297	117,623	321,736	326,847
Selling, general, and administrative expenses	75,472	74,500	223,409	226,581
Restructuring expense	441	404	2,189	1,735
Operating income	48,384	42,719	96,138	98,531
Interest expense	(1,130)	(2,037)	(3,496)	(6,674)
Other income/(expense), net	(463)	(250)	(1,062)	(303)
Foreign exchange income/(expense)	(140)	2,082	(84)	2,166
Income before income taxes	46,651	42,514	91,496	93,720
Income tax expense	8,076	8,439	17,327	17,706
Net income	$38,575	$34,075	$74,169	$76,014
Less: Net (income)/expense attributable to noncontrolling interests	(203)	(168)	(503)	(306)
Net income attributable to Franklin Electric Co., Inc.	$38,372	$33,907	$73,666	$75,708
Income per share:
Basic	$0.82	$0.73	$1.58	$1.62
Diluted	$0.82	$0.72	$1.57	$1.61

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net income	$38,575	$34,075	$74,169	$76,014
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	3,364	(13,659)	(32,381)	(15,107)
Employee benefit plan activity	966	606	2,768	1,905
Other comprehensive income/(loss)	4,330	(13,053)	(29,613)	(13,202)
Income tax expense related to items of other comprehensive income/(loss)	(192)	(131)	(562)	(413)
Other comprehensive income/(loss), net of tax	4,138	(13,184)	(30,175)	(13,615)
Comprehensive income	42,713	20,891	43,994	62,399
Less: Comprehensive income/(loss) attributable to noncontrolling interests	237	131	564	289
Comprehensive income attributable to Franklin Electric Co., Inc.	$42,476	$20,760	$43,430	$62,110

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$114,480	$64,405
Receivables, less allowances of $4,472 and $3,705, respectively	171,843	173,327
Inventories:
Raw material	89,627	98,286
Work-in-process	21,607	18,392
Finished goods	178,058	183,568
Total inventories	289,292	300,246
Other current assets	26,924	29,466
Total current assets	602,539	567,444

Property, plant, and equipment, at cost:
Land and buildings	133,005	142,189
Machinery and equipment	275,875	276,541
Furniture and fixtures	45,228	43,631
Other	31,233	29,293
Property, plant, and equipment, gross	485,341	491,654
Less: Allowance for depreciation	(298,574)	(290,326)
Property, plant, and equipment, net	186,767	201,328
Right-of-use asset, net	24,716	27,621
Deferred income taxes	9,073	9,171
Intangible assets, net	120,568	131,127
Goodwill	255,580	256,059
Other assets	2,199	1,993
Total assets	$1,201,442	$1,194,743

	September 30, 2020	December 31, 2019

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$97,638	$82,593
Accrued expenses and other current liabilities	74,417	68,444
Current lease liability	9,540	9,838
Income taxes	3,883	3,010
Current maturities of long-term debt and short-term borrowings	2,388	21,879
Total current liabilities	187,866	185,764
Long-term debt	91,938	93,141
Long-term lease liability	15,178	17,785
Income taxes payable non-current	11,965	11,965
Deferred income taxes	25,165	27,598
Employee benefit plans	36,354	38,288
Other long-term liabilities	20,785	21,769

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	(251)	(236)

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,201 and 46,391, respectively)	4,620	4,639
Additional capital	280,961	269,656
Retained earnings	745,434	712,460
Accumulated other comprehensive loss	(220,446)	(190,210)
Total shareholders' equity	810,569	796,545
Noncontrolling interest	1,873	2,124
Total equity	812,442	798,669
Total liabilities and equity	$1,201,442	$1,194,743

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019

Cash flows from operating activities:
Net income	$74,169	$76,014
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26,917	27,705
Non-cash lease expense	8,478	7,640
Share-based compensation	8,312	7,459
Deferred income taxes	(2,089)	(298)
Loss on disposals of plant and equipment	1,383	717
Foreign exchange (income)/expense	84	(2,166)
Changes in assets and liabilities, net of acquisitions:
Receivables	(5,147)	(27,170)
Inventory	4,322	(19,841)
Accounts payable and accrued expenses	26,069	27,391
Operating leases	(8,478)	(7,637)
Income taxes	1,050	6,447
Employee benefit plans	(55)	(1,863)
Other, net	(1,307)	(4,173)
Net cash flows from operating activities	133,708	90,225
Cash flows from investing activities:
Additions to property, plant, and equipment	(15,239)	(15,591)
Proceeds from sale of property, plant, and equipment	28	866
Cash paid for acquisitions, net of cash acquired	(6,089)	(20,871)
Other, net	(74)	8
Net cash flows from investing activities	(21,374)	(35,588)
Cash flows from financing activities:
Proceeds from issuance of debt	117,435	195,321
Repayment of debt	(138,183)	(226,980)
Proceeds from issuance of common stock	3,014	2,331
Purchases of common stock	(19,091)	(10,301)
Dividends paid	(21,641)	(20,919)
Purchase of redeemable noncontrolling shares	—	(487)
Net cash flows from financing activities	(58,466)	(61,035)
Effect of exchange rate changes on cash	(3,793)	(4,970)
Net change in cash and equivalents	50,075	(11,368)
Cash and equivalents at beginning of period	64,405	59,173
Cash and equivalents at end of period	$114,480	$47,805

	Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019

Cash paid for income taxes, net of refunds	$19,130	$11,990
Cash paid for interest	$4,537	$7,793

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$421	$260
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$5,154	$3,410
Payable to sellers of acquired entities	$11	$875
Accrued dividends payable to noncontrolling interest	$830	$—

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2020, and for the third quarters and nine months ended September 30, 2020 and September 30, 2019 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the third quarter and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Accounting Standards Issued But Not Yet Adopted
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments remove disclosures that no longer are considered cost beneficial, including the estimated amounts in accumulated other comprehensive income expected to be recognized as components of net periodic expense over the next fiscal year. The amendments clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant, including the reasons for significant gains and losses related to change in the benefit obligation for the period. The ASU should be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2020. The Company is still determining the date of adoption, but does not expect the ASU to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is expected to reduce cost and complexity related to accounting for income taxes. ASU 2019-12 eliminates the need for the Company to analyze whether certain exceptions apply and improves financial statement preparers' application of income tax-related guidance. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020 with early adoption permitted. Amendments related to franchise taxes that are partially based on income should be applied on either a retrospective or modified retrospective basis. All other amendments should be applied on a prospective basis. The Company is still determining the date of adoption, but does not expect the ASU to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for various convertible instruments and reduces form-over-substance-based accounting conclusions for the derivatives scope exception for contracts in an entity’s own equity. The FASB also updated Earnings Per Share (“EPS”) guidance under Topic 260 by requiring an entity to consider the potential effect of share settlement in the diluted EPS calculation for instruments that may be settled in cash or shares as well as other amendments. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021 with early adoption permitted but no earlier than fiscal years beginning after December 15, 2020. The guidance should be adopted at the beginning of a fiscal year. ASU 2020-06 should be applied on either a retrospective or modified retrospective basis. The Company is still determining the date of adoption, but does not expect the ASU to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

3. ACQUISITIONS
During the first quarter ended March 31, 2020, the Company acquired all of the assets of a company that manufactures line shaft turbines and other adjacent product lines for a purchase price of $5.9 million after working capital adjustments. The fair value of the assets acquired and liabilities assumed are preliminary as of September 30, 2020. In addition, the Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for this acquisition is immaterial.

During the third quarter ended September 30, 2019, the Company acquired 100 percent of the ownership interests of First Sales, LLC for a purchase price of approximately $15.5 million after working capital adjustments. The acquisition was not material, and the fair value of the assets acquired and liabilities assumed are considered final as of September 30, 2020.
Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations and were not material for the third quarter and nine months ended September 30, 2020. There were $0.0 million and $0.1 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the third quarter and nine months ended September 30, 2019 respectively.

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of September 30, 2020 and December 31, 2019, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$15.7	$15.7	$—	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4.0	$4.0	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $94.3 million and $115.0 million and estimated fair values of $106.4 million and $121.0 million as of September 30, 2020 and December 31, 2019, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of September 30, 2020, the swap had a notional value based on 280,000 shares. For the third quarter and nine months ended September 30, 2020, the swap resulted in gains of $1.8 million and $0.3 million, respectively. For the third quarter and nine months ended September 30, 2019, the swap resulted in gains of $0.0 million and $1.0 million, respectively. Gains and losses resulting from the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	September 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Patents	$7.4	$(7.2)	$7.4	$(7.0)
Technology	7.5	(7.1)	7.5	(6.8)
Customer relationships	152.1	(75.6)	155.4	(71.4)
Other	3.7	(2.9)	3.8	(2.8)
Total	$170.7	$(92.8)	$174.1	$(88.0)
Unamortizing intangibles:
Trade names	42.7	—	45.0	—
Total intangibles	$213.4	$(92.8)	$219.1	$(88.0)

Amortization expense related to intangible assets for the third quarters ended September 30, 2020 and September 30, 2019 was $2.4 million and $2.4 million, and for the nine months ended September 30, 2020 and September 30, 2019, $7.0 million and $7.0 million respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2020	2021	2022	2023	2024
	$9.3	$8.9	$8.7	$8.6	$8.4

The change in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2020, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2019	$151.0	$67.6	$37.5	$256.1
Acquisitions	1.4	—	—	1.4
Foreign currency translation	(1.8)	(0.1)	—	(1.9)
Balance as of September 30, 2020	$150.6	$67.5	$37.5	$255.6

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of September 30, 2020, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2019 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the third quarters and nine months ended September 30, 2020 and September 30, 2019:

(In millions)	Pension Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Service cost	$0.2	$0.2	$0.5	$0.6
Interest cost	1.1	1.5	3.3	4.5
Expected return on assets	(1.7)	(2.0)	(5.1)	(6.0)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	1.0	0.6	2.8	1.9
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.6	$0.3	$1.5	$1.0

In the nine months ended September 30, 2020, the Company made contributions of $0.1 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2020 was finalized by September 15, 2020, based upon the funding level requirements identified and year-end valuation performed at December 31, 2019.

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the third quarters and nine months ended September 30, 2020 and September 30, 2019:

(In millions)	Other Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.2	0.3
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	—	—	—	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.1	$0.1	$0.2	$0.3

8. INCOME TAXES
The Company’s effective tax rate from continuing operations for both of the nine month periods ended September 30, 2020 and September 30, 2019 was 18.9 percent. The effective tax rate is lower than the U.S. statutory rate of 21 percent primarily due to foreign earnings taxed at rates below the U.S. statutory rate, the recognition of the U.S. foreign-derived intangible income

(FDII) provisions, and certain discrete events including excess tax benefits from share-based compensation. For the third quarter of 2020, the effective tax rate was 17.3 percent as compared to 19.8 percent for the third quarter of 2019.

The decrease in the effective tax rate for the third quarter of 2020, compared with the same period in 2019, was primarily a result of additional FDII benefit mostly resulting from the reconciliation of the domestic federal return to the provision.

9. DEBT
Debt consisted of the following:

(In millions)	September 30, 2020	December 31, 2019
Tax increment financing debt	17.6	18.7
New York Life Agreement	75.0	75.0
Credit Agreement	—	19.0
Financing Leases	—	0.1
Foreign subsidiary debt	1.8	2.3
Less: unamortized debt issuance costs	(0.1)	(0.1)
	$94.3	$115.0
Less: current maturities	(2.4)	(21.9)
Long-term debt	$91.9	$93.1

Debt outstanding, excluding unamortized debt issuance costs, at September 30, 2020 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$94.4	$2.4	$1.3	$1.3	$1.4	$1.4	$86.6

Prudential Agreement
The Company maintains the Third Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement"), which expires on July 30, 2021 and has an initial borrowing capacity of $250.0 million. As of September 30, 2020, the Company has $150.0 million borrowing capacity available under the Prudential Agreement.

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

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"), with a maximum aggregate borrowing capacity of $200.0 million. On September 26, 2018, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of September 30, 2020, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of September 30, 2020, the Company had no outstanding borrowings, $4.3 million in letters of credit outstanding, and $295.7 million of available capacity under the Credit Agreement.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 1.00 to 3.50 and a minimum interest coverage ratio of 1.00 to 3.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of September 30, 2020.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$38.4	$33.9	$73.7	$75.7
Less: Earnings allocated to participating securities	0.3	0.2	0.5	0.5
Net income available to common shareholders	$38.1	$33.7	$73.2	$75.2
Denominator:
Basic weighted average common shares outstanding	46.2	46.4	46.2	46.3
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.4	0.3	0.4	0.4
Diluted weighted average common shares outstanding	46.6	46.7	46.6	46.7
Basic earnings per share	$0.82	$0.73	$1.58	$1.62
Diluted earnings per share	$0.82	$0.72	$1.57	$1.61

There were 0.3 million and 0.3 million stock options outstanding for the third quarters ended September 30, 2020 and September 30, 2019, and 0.4 million and 0.3 million stock options outstanding for the nine months ended September 30, 2020 and September 30, 2019 respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

11. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the third quarters ended September 30, 2020 and September 30, 2019:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of June 30, 2020	$4,618	$278,175	$715,621	$(48,657)	$(175,893)	$1,647	$775,511	$(262)
Net income			38,372			178	38,550	25
Dividends on common stock ($0.155/share)			(7,195)				(7,195)
Common stock issued	6	1,488					1,494
Common stock repurchased	(3)		(1,364)				(1,367)
Share-based compensation	(1)	1,298					1,297
Noncontrolling dividend						—	—
Purchase of redeemable noncontrolling shares							—	—
Currency translation adjustment					3,330	48	3,378	(14)
Pension liability, net of tax				774			774
Balance as of September 30, 2020	$4,620	$280,961	$745,434	$(47,883)	$(172,563)	$1,873	$812,442	$(251)

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of June 30, 2019	$4,632	$264,533	$673,493	$(47,568)	$(135,902)	$1,714	$760,902	$(210)
Net income			33,907			199	34,106	(31)
Dividends on common stock ($0.145/share)			(6,767)				(6,767)
Common stock issued	5	831					836
Common stock repurchased	(1)		(757)				(758)
Share-based compensation	—	1,935					1,935
Noncontrolling dividend						—	—
Purchase of redeemable noncontrolling shares							—	(2)
Currency translation adjustment					(13,622)	(51)	(13,673)	14
Pension liability, net of tax				475			475
Balance as of September 30, 2019	$4,636	$267,299	$699,876	$(47,093)	$(149,524)	$1,862	$777,056	$(229)

The schedules below set forth equity changes in the nine months ended September 30, 2020 and September 30, 2019:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2019	$4,639	$269,656	$712,460	$(50,089)	$(140,121)	$2,124	$798,669	$(236)
Net Income			73,666			534	74,200	(31)
Dividends on common stock ($0.465/share)			(21,641)				(21,641)
Common stock issued	10	3,004					3,014
Common stock repurchased	(40)		(19,051)				(19,091)
Share-based compensation	11	8,301					8,312
Noncontrolling dividend						(830)	(830)
Purchase of redeemable non-controlling shares							—	—
Currency translation adjustment					(32,442)	45	(32,397)	16
Pension liability, net of taxes				2,206			2,206
Balance as of September 30, 2020	$4,620	$280,961	$745,434	$(47,883)	$(172,563)	$1,873	$812,442	$(251)

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2018	$4,632	$257,535	$654,724	$(48,585)	$(134,434)	$1,955	$735,827	$518
Net Income			75,708			620	76,328	(314)
Dividends on common stock ($0.435/share)			(20,277)				(20,277)
Common stock issued	12	2,319					2,331
Common stock repurchased	(22)		(10,279)				(10,301)
Share-based compensation	14	7,445					7,459
Noncontrolling dividend						(642)	(642)
Purchase of redeemable non-controlling shares							—	(487)
Currency translation adjustment					(15,090)	(71)	(15,161)	54
Pension liability, net of taxes				1,492			1,492
Balance as of September 30, 2019	$4,636	$267,299	$699,876	$(47,093)	$(149,524)	$1,862	$777,056	$(229)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the nine months ended September 30, 2020 and September 30, 2019, are summarized below:

(In millions)
For the nine months ended September 30, 2020:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance as of December 31, 2019	$(140.2)	$(50.0)	$(190.2)

Other comprehensive income/(loss) before reclassifications	(32.4)	—	(32.4)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	2.2	2.2
Net other comprehensive income/(loss)	(32.4)	2.2	(30.2)

Balance as of September 30, 2020	$(172.6)	$(47.8)	$(220.4)

For the nine months ended September 30, 2019:
Balance as of December 31, 2018	$(134.5)	$(48.5)	$(183.0)

Other comprehensive income/(loss) before reclassifications	(15.1)	—	(15.1)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.5	1.5
Net other comprehensive income/(loss)	(15.1)	1.5	(13.6)

Balance as of September 30, 2019	$(149.6)	$(47.0)	$(196.6)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.6 million and $0.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

Financial information by reportable business segment is included in the following summary:

	Third Quarter Ended		Nine Months Ended
(In millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	Net sales
Water Systems
External sales
United States & Canada	$93.4	$94.9	$245.1	$284.8
Latin America	30.1	30.6	82.5	90.5
Europe, Middle East & Africa	41.8	40.8	115.5	117.5
Asia Pacific	19.5	17.0	53.0	57.9
Intersegment sales
United States & Canada	18.1	16.5	49.3	42.5
Total sales	202.9	199.8	545.4	593.2
Distribution
External sales
United States & Canada	98.0	87.0	250.5	227.4
Intersegment sales	—	—	—	—
Total sales	98.0	87.0	250.5	227.4
Fueling Systems
External sales
United States & Canada	46.4	48.3	119.0	129.3
All other	22.0	29.8	60.6	87.1
Intersegment sales	—	—	—	—
Total sales	68.4	78.1	179.6	216.4

Intersegment Eliminations/Other	(18.1)	(16.5)	(49.3)	(42.5)
Consolidated	$351.2	$348.4	$926.2	$994.5

	Third Quarter Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	Operating income/(loss)
Water Systems	$36.6	$28.4	$84.1	$78.5
Distribution	6.4	5.9	10.9	6.1
Fueling Systems	18.9	21.6	44.5	55.6
Intersegment Eliminations/Other	(13.5)	(13.2)	(43.4)	(41.7)
Consolidated	$48.4	$42.7	$96.1	$98.5

	September 30, 2020	December 31, 2019
	Total assets
Water Systems	$628.6	$658.3
Distribution	195.8	180.2
Fueling Systems	268.1	283.8
Other	108.9	72.4
Consolidated	$1,201.4	$1,194.7

Other Assets are generally Corporate assets that are not allocated to the segments and are comprised primarily of cash and property, plant and equipment.

14. COMMITMENTS AND CONTINGENCIES
In 2011, the Company became aware of a review of alleged issues with certain underground piping connections installed in filling stations in France owned by the French Subsidiary of Exxon Mobile, Esso S.A.F. A French court ordered that a designated, subject-matter expert review 103 filling stations to determine what, if any, damages are present and the cause of those damages. The Company has participated in this investigation since 2011, along with several other third parties including equipment installers, engineering design firms who designed and provided specifications for the stations, and contract manufacturers of some of the installed equipment. The subject-matter expert has issued their preliminary report, which indicates that total damages incurred by Esso amounted to approximately 12 million euro. It is the Company’s position that its products were not the cause of any alleged damage. The Company has retained experts to demonstrate that its products did not cause the damage, and it has until January 2021 to issue its response to the expert’s preliminary report for each station. The Company cannot predict the ultimate outcome of this matter. Any exposure related to this matter is neither probable nor estimable at this time. If payments result from a resolution of this matter, depending on the amount, they could have a material effect on the Company’s results of operations.

The Company is defending other various claims and legal actions which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

At September 30, 2020, the Company had $8.2 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the nine months ended September 30, 2020, are as follows:

(In millions)
Balance as of December 31, 2019	$9.1
Accruals related to product warranties	6.9
Additions related to acquisitions	—
Reductions for payments made	(6.7)
Balance as of September 30, 2020	$9.3

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
The components of the Company’s operating lease portfolio as of the third quarter and nine months ended September 30, 2020 are as follows:

Lease Cost (in millions):	Third Quarter Ended	Nine Months Ended
Operating lease cost	$3.1	$8.3
Short-term lease cost	0.3	0.5

Other Information:
Weighted-average remaining lease term		3.4 years
Weighted-average discount rate		3.6%

As of September 30, 2020, the Company has approximately $2.3 million of additional ROU assets related to leases that have not yet commenced, but create future lease obligations.

The minimum rental payments for non-cancellable operating leases as of September 30, 2020, are as follows:

(In millions)	2020	2021	2022	2023	2024	Thereafter
Future Minimum Rental Payments	$2.9	$9.1	$5.9	$3.9	$1.8	$2.6

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the nine months ended September 30, 2020 and September 30, 2019 are as follows:

	September 30, 2020	September 30, 2019
Risk-free interest rate	1.39%	2.53%
Dividend yield	1.04%	1.05%
Volatility factor	29.45%	29.38%
Expected term	5.5 years	5.5 years

A summary of the Company’s outstanding stock option activity and related information for the nine months ended September 30, 2020 is as follows:

(Shares in thousands)	September 30, 2020
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,262	$37.99
Granted	214	59.71
Exercised	(96)	31.24
Forfeited	(24)	52.58
Outstanding at end of period	1,356	$41.65
Expected to vest after applying forfeiture rate	1,355	$41.63
Vested and exercisable at end of period	905	$36.13

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of September 30, 2020 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.69 years	$23,485
Expected to vest after applying forfeiture rate	5.69 years	$23,478
Vested and exercisable at end of period	4.33 years	$20,558

The total intrinsic value of options exercised during the nine months ended September 30, 2020 and September 30, 2019 was $2.4 million and $3.8 million, respectively.

As of September 30, 2020, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.78 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the nine months ended September 30, 2020 is as follows:

(Shares in thousands)	September 30, 2020
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	463	$42.36
Awarded	118	59.27
Vested	(136)	34.30
Forfeited	(35)	49.43
Non-vested at end of period	410	$49.31

As of September 30, 2020, there was $9.0 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the stock plans.  That cost is expected to be recognized over a weighted-average period of 1.33 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2020 vs. Third Quarter 2019

OVERVIEW
Sales in the third quarter of 2020 increased from the third quarter last year. The sales increase was led by increases from volume and price, nearly offset by foreign currency translation. The impact on sales due to foreign currency translation was a reduction of about 3 percent. The Company's consolidated gross profit was $124.3 million for the third quarter of 2020, an increase of $6.7 million or about 6 percent from the prior year’s third quarter. Earnings per share in the third quarter of 2020 were up to the same period last year by about 14 percent.

EFFECTS OF THE GLOBAL PANDEMIC
The top priority of the Company is the health and welfare of its employees and partners around the world. In response to the health risks posed by the Global Pandemic, the Company implemented and has been following the recommended hygiene and social distancing practices promulgated by the United States Centers for Disease Control and the World Health Organization.

The Company’s products and services are generally viewed as essential in most jurisdictions in which the Company operates. All the Company’s global manufacturing and distribution operations are operating with limited disruption.

The primary impacts of the Global Pandemic on the Company’s end markets remain consistent with prior disclosures. Large dewatering equipment sales in the Water Systems segment continue to be depressed and the deferral or cancellation of the construction of new filling stations in the Fueling Systems segment continues. Additionally, the strengthening of the U.S. dollar versus most international currencies has resulted in lower translations of both Net Sales and earnings from many of the Company’s businesses outside the U.S., despite some recent dollar weakening. The Company’s financial results are also impacted negatively by continuing government mandated closures and related customer behaviors.

RESULTS OF OPERATIONS

Net Sales
Net sales in the third quarter of 2020 were $351.2 million, an increase of $2.8 million or about 1 percent compared to 2019 third quarter sales of $348.4 million. Acquisition related sales were $1.5 million. Sales revenue decreased by $10.4 million or about 3 percent in the third quarter of 2020 due to foreign currency translation.

	Net Sales
(In millions)	Q3 2020	Q3 2019	2020 v 2019
Water Systems	$202.9	$199.8	$3.1
Fueling Systems	68.4	78.1	$(9.7)
Distribution	98.0	87.0	$11.0
Eliminations/Other	(18.1)	(16.5)	$(1.6)
Consolidated	$351.2	$348.4	$2.8

Net Sales-Water Systems
Water Systems sales were $202.9 million in the third quarter 2020, an increase of $3.1 million versus the third quarter 2019 sales of $199.8 million. In the third quarter of 2020, sales from businesses acquired since the third quarter of 2019 were $1.5 million. Water Systems sales were reduced by $10.9 million or about 5 percent in the quarter due to foreign currency translation. Water Systems sales, excluding acquisitions and the impact of foreign currency translation, were up about 6 percent compared to the third quarter 2019.

Water Systems sales in the U.S. and Canada were flat compared to the third quarter 2019. Sales of groundwater pumping equipment increased by about 17 percent and sales of surface pumping equipment increased by about 8 percent versus the third quarter 2019, due to strong end market demand. These increases were offset by lower sales of dewatering equipment, which were down by about 54 percent, due to lower sales in the rental channel.

Water Systems sales in markets outside the U.S. and Canada increased by 3 percent overall. Foreign currency translation decreased sales by 12 percent. Outside the U.S. and Canada, Water Systems organic sales increased by 15 percent, primarily driven by higher sales in all three major geographic regions; Latin America, Europe, the Middle East and Africa, and the Asia Pacific markets.

Net Sales-Fueling Systems
Fueling Systems sales were $68.4 million in the third quarter 2020, a decrease of $9.7 million versus the third quarter 2019 sales of $78.1 million. In the third quarter of 2020, sales increased by $0.5 million or about 1 percent due to foreign currency translation. Fueling Systems organic sales decreased about 13 percent compared to the third quarter of 2019.

Fueling Systems sales in the U.S. and Canada decreased by about 5 percent compared to the third quarter 2019. The decrease was in all product lines and due to declining demand for new filling stations. Outside the U.S. and Canada, Fueling Systems revenues declined by about 27 percent, driven by lower sales in Asia Pacific, primarily China. China sales were about $6 million in the third quarter of 2020 compared to the third quarter of 2019 Fueling Systems China sales of about $12 million.

Net Sales-Distribution
Distribution sales were $98.0 million in the third quarter 2020, versus third quarter 2019 sales of $87.0 million. The Distribution segment organic sales increased about 13 percent compared to the third quarter of 2019. Favorable weather conditions versus the third quarter last year contributed to the revenue growth.

Cost of Sales
Cost of sales as a percent of net sales for the third quarter of 2020 and 2019 was 64.6 percent and 66.2 percent, respectively. Correspondingly, the gross profit margin as a percent of net sales was 35.4 percent in the third quarter of 2020 compared to 33.8 percent in the third quarter of 2019. The Company's consolidated gross profit was $124.3 million for the third quarter of 2020, an increase of $6.7 million from the gross profit of $117.6 million in the third quarter of 2019. The gross profit increase was primarily due to better sales price realization and product sales mix.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative (SG&A) expenses were $75.5 million in the third quarter of 2020 compared to $74.5 million in the third quarter of the prior year. SG&A expenses were higher primarily due to variable compensation expense partially offset by foreign currency translation.

Restructuring Expenses
Restructuring expenses for the third quarter of 2020 were $0.4 million, primarily in the Water segment and related to miscellaneous manufacturing realignment activities. Restructuring expenses for the third quarter of 2019 were also $0.4 million, primarily in the Water segment and related to miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $48.4 million in the third quarter of 2020, up $5.7 million or 13 percent from $42.7 million in the third quarter of 2019.

	Operating income (loss)
(In millions)	Q3 2020	Q3 2019	2020 v 2019
Water Systems	$36.6	$28.4	$8.2
Fueling Systems	18.9	21.6	(2.7)
Distribution	6.4	5.9	0.5
Eliminations/Other	(13.5)	(13.2)	(0.3)
Consolidated	$48.4	$42.7	$5.7

Operating Income-Water Systems
Water Systems operating income was $36.6 million in the third quarter 2020, up $8.2 million or about 29 percent compared to $28.4 million in the third quarter 2019. The third quarter of 2020 operating income margin was 18.0 percent versus 14.2 percent of net sales in the third quarter of 2019. The increase in operating income and operating income margin was primarily driven by price realization, product sales mix and cost management.

Operating Income-Fueling Systems
Fueling Systems operating income was $18.9 million in the third quarter of 2020, down $2.7 million or about 13 percent compared to $21.6 million in the third quarter of 2019. The decrease in operating income was primarily due to lower sales revenues. The third quarter of 2020 operating income margin was 27.6 percent versus 27.7 percent of net sales in the third quarter of 2019.

Operating Income-Distribution
Distribution operating income was $6.4 million in the third quarter of 2020 and the third quarter operating income margin was 6.5 percent. Distribution operating income was $5.9 million in the third quarter of 2019 and the third quarter operating income margin was 6.8 percent. Distribution’s operating income was higher in the third quarter due to higher sales volumes. The decline in operating income margin was primarily due to unfavorable product sales mix and higher personnel costs.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses. The inter-segment profit elimination impact in the third quarter of 2020 compared to the third quarter of 2019 had no impact on operating income. The inter-segment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until the transferred product is sold from the Distribution segment to its customer. Unallocated general and administrative expenses were higher by $0.3 million or about 2 percent.

Interest Expense
Interest expense for the third quarter of 2020 and 2019 was $1.1 million and $2.0 million, respectively.

Other Income or Expense
Other income or expense was a loss of $0.5 million and $0.3 million in the third quarter of 2020 and 2019, respectively.

Foreign Exchange
Foreign currency-based transactions produced a loss for the third quarter of 2020 of $0.1 million. Foreign currency-based transactions produced a gain for the third quarter of 2019 of $2.1 million, primarily due to a $2.1 million gain from the Argentinian Peso relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the third quarter of 2020 and 2019 was $8.1 million and $8.4 million, respectively. The effective tax rate for the third quarter of 2020 was about 17 percent and, before the impact of discrete events, was about 20 percent. The effective tax rate for the third quarter of 2019 was about 20 percent and, before the impact of discrete events, was about 21 percent. The decrease in the effective tax rate was primarily a result of larger net favorable discrete events recorded in the third quarter of 2020 compared to the third quarter of 2019. The tax rate as a percentage of pre-tax earnings for the full year of 2020 is projected to be about 20 percent, compared to the full year 2019 tax rate of about 20 percent, both before discrete adjustments.

Net Income
Net income for the third quarter of 2020 was $38.6 million compared to the prior year third quarter net income of $34.1 million. Net income attributable to Franklin Electric Co., Inc. for the third quarter of 2020 was $38.4 million, or $0.82 per diluted share, compared to the prior year third quarter net income attributable to Franklin Electric Co., Inc. of $33.9 million or $0.72 per diluted share.

First Nine Months of 2020 vs. First Nine Months of 2019

OVERVIEW
Sales in the first nine months of 2020 were down from the same period last year. The sales decrease was primarily from lower volumes, in part created by uncertainty and general disruptions around the Global Pandemic in the second quarter. The impact of foreign currency translation decreased sales by about 3 percent. The Company's consolidated gross profit was $321.7 million for the first nine months of 2020, a decrease of $5.1 million or about 2 percent from the first nine months of 2019. Earnings in the first nine months of 2020 were down from the same period last year.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first nine months of 2020 were $926.2 million, a decrease of $68.3 million or about 7 percent compared to 2019 first nine months sales of $994.5 million. The incremental impact of sales from acquired businesses was $8.7 million. Sales revenue decreased by $30.7 million or 3 percent in the first nine months of 2020 due to foreign currency translation.

	Net Sales
(In millions)	YTD September 30, 2020	YTD September 30, 2019	2020 v 2019
Water Systems	$545.4	$593.2	$(47.8)
Fueling Systems	179.6	216.4	$(36.8)
Distribution	250.5	227.4	$23.1
Eliminations/Other	(49.3)	(42.5)	$(6.8)
Consolidated	$926.2	$994.5	$(68.3)

Net Sales-Water Systems
Water Systems sales were $545.4 million in the first nine months 2020, a decrease of $47.8 million or about 8 percent versus the first nine months of 2019. The incremental impact of sales from acquired businesses was $8.7 million. Foreign currency translation changes decreased sales $30.2 million, or about 5 percent, compared to sales in the first nine months of 2019. The Water Systems sales change in the first nine months of 2020, excluding acquisitions and foreign currency translation, was a decrease of $26.3 million or about 4 percent.

Water Systems sales in the U.S. and Canada decreased by about 10 percent compared to the first nine months of 2019. The incremental impact of sales from acquired businesses was $8.7 million. Sales revenue decreased by $0.8 million in the first nine months of 2020 due to foreign currency translation. In the first nine months of 2020, sales of dewatering equipment decreased by about 60 percent due to lower sales in rental channels and substantial uncertainty in oil production end markets. Sales of groundwater pumping equipment increased by 9 percent versus the first nine months of 2019. Sales of other surface pumping equipment decreased by about 8 percent.

Water Systems sales in markets outside the U.S. and Canada decreased by about 6 percent compared to the first nine months of 2019. Sales revenue decreased by $29.4 million or about 11 percent in the first nine months of 2020 due to foreign currency translation. International Water Systems sales change in the first nine months of 2020, excluding foreign currency translation, was an increase of about 5 percent. International Water Systems sales growth in Latin America and EMENA were partially offset by lower sales in the Asia Pacific markets.

Net Sales-Fueling Systems
Fueling Systems sales were $179.6 million in the first nine months of 2020, a decrease of $36.8 million or about 17 percent from the first nine months of 2019. Foreign currency translation changes decreased sales $0.5 million or less than 1 percent compared to sales in the first nine months of 2019. The Fueling Systems sales change in the first nine months of 2020, excluding foreign currency translation, was a decrease of $36.3 million or about 17 percent.

Fueling Systems sales in the U.S. and Canada declined by about 8 percent during the first nine months of 2020. The decrease was in all product lines and due to declining demand for new filling stations. Internationally, Fueling Systems revenues declined by about 30 percent, driven by lower sales in Asia Pacific, primarily China and India. China sales were about $14 million in the first nine months of 2020 compared to the first nine months of 2019 Fueling Systems China sales of about $34 million.

Net Sales-Distribution
Distribution sales were $250.5 million in the first nine months of 2020, versus the first nine months of 2019 sales of $227.4 million. Distribution segment organic sales increased about 10 percent compared to the first nine months of 2019. Favorable weather conditions versus the prior year contributed to the revenue growth.

Cost of Sales
Cost of sales as a percent of net sales for the first nine months of 2020 and 2019 was 65.3 percent and 67.1 percent, respectively. Correspondingly, the gross profit margin was 34.7 percent and 32.9 percent, respectively. The increase in gross profit margin was primarily driven by price realization, product sales mix and cost management. The Company's consolidated gross profit was $321.7 million for the first nine months of 2020, down $5.1 million from the gross profit of $326.8 million in the first nine months of 2019. The gross profit decrease was primarily due to lower sales in the Water and Fueling segments.

Selling, General, and Administrative (“SG&A”)
Selling, general, and administrative expenses were $223.4 million in the first nine months of 2020 and decreased by $3.2 million compared to $226.6 million in the first nine months of last year. SG&A expenses were lower versus the prior year due to companywide efforts to lower spending in response to the impacts of the Global Pandemic and in part because of foreign currency translation.

Restructuring Expenses
Restructuring expenses for the first nine months of 2020 were $2.2 million. Restructuring expenses were $2.0 million in the Water segment and $0.1 million in both the Fueling and Distribution segments. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities and branch closings and consolidations in the Distribution segment. Restructuring expenses for the first nine months of 2019 were $1.8 million. Restructuring expenses were $1.0 million in the Water segment and $0.8 million in the Distribution segment. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities and branch closings and consolidations in the Distribution segment.

Operating Income
Operating income was $96.1 million in the first nine months of 2020, down $2.4 million or 2 percent from $98.5 million in the first nine months of 2019.

	Operating income (loss)
(In millions)	YTD September 30, 2020	YTD September 30, 2019	2020 v 2019
Water Systems	$84.1	$78.5	$5.6
Fueling Systems	44.5	55.6	(11.1)
Distribution	10.9	6.1	4.8
Eliminations/Other	(43.4)	(41.7)	(1.7)
Consolidated	$96.1	$98.5	$(2.4)

Operating Income-Water Systems
Water Systems operating income was $84.1 million in the first nine months of 2020 compared to $78.5 million in the first nine months of 2019, an increase of 7 percent. The first nine months operating income margin was 15.4 percent compared to the first nine months of 2019 operating income margin of 13.2 percent. Operating income margin increased in Water Systems primarily due to higher sales volumes and favorable product sales mix shifts.

Operating Income-Fueling Systems
Fueling Systems operating income was $44.5 million in the first nine months of 2020 compared to $55.6 million in the first nine months of 2019. The first nine months operating income margin was 24.8 percent compared to 25.7 percent of net sales in the first nine months of 2019. Operating income margin decreased in Fueling Systems primarily due to lower sales volumes.

Operating Income-Distribution
Distribution operating income was $10.9 million in the first nine months of 2020 and operating income margin was 4.4 percent. Distribution operating income was $6.1 million in the first nine months of 2019 and operating income margin was 2.7 percent. Operating income margin increased in Distribution due to higher sales volumes.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses. The inter-segment profit elimination impact in the first nine months of 2020 decreased operating loss about $0.3 million. The inter-segment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until the transferred product is sold from the Distribution segment to its third-party customer. Unallocated general and administrative expenses were lower by $1.4 million or about 3 percent to last year in the first nine months.

Interest Expense
Interest expense for the first nine months of 2020 and 2019 was $3.5 million and $6.7 million, respectively, primarily as a result of lower debt levels.

Other Income or Expense
Other income or expense was a loss of $1.1 million and $0.3 million, respectively in the first nine months of 2020 and 2019.

Foreign Exchange
Foreign currency–based transactions produced a loss for the first nine months of 2020 of $0.1 million. Foreign currency–based transactions produced a gain for the first nine months of 2019 of $2.2 million, primarily due to a $2.3 million gain from the Argentinian Peso relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the first nine months of 2020 and 2019 was $17.3 million and $17.7 million, respectively. The effective tax rate for the first nine months of 2020 was about 19 percent and, before the impact of discrete events, was about 20 percent. The effective tax rate in the first nine months of 2019 was about 19 percent and, before the impact of discrete events, was about 21 percent. The tax rate as a percentage of pre-tax earnings for the full year 2020 is projected to be about 20 percent, compared to the full year 2019 tax rate of about 20 percent, both before discrete adjustments.

Net Income
Net income for the first nine months of 2020 was $74.2 million compared to 2019 first nine months net income of $76.0 million. Net income attributable to Franklin Electric Co., Inc. for the first nine months of 2020 was $73.7 million, or $1.57 per diluted share, compared to 2019 first nine months net income attributable to Franklin Electric Co., Inc. of $75.7 million or $1.61 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at September 30, 2020 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of September 30, 2020 the Company had a $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of September 30, 2020, the Company had $295.7 million borrowing capacity under the Credit Agreement as $4.3 million in letters of commercial and standby letters of credit were outstanding and undrawn and no revolver borrowings were drawn and outstanding.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity of  $125.0 million as of September 30, 2020. The Company also has other long-term debt borrowings outstanding as of September 30, 2020. See Note 9 - Debt for additional specifics regarding these obligations and future maturities.
At September 30, 2020, the Company had $56.3 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first nine months of 2020 and 2019.

(in millions)	2020	2019
Net cash flows from operating activities	$133.7	$90.2
Net cash flows from investing activities	(21.4)	(35.6)
Net cash flows from financing activities	(58.5)	(61.0)
Impact of exchange rates on cash and cash equivalents	(3.8)	(5.0)
Change in cash and cash equivalents	$50.0	$(11.4)

Cash Flows from Operating Activities
2020 vs. 2019

Net cash provided by operating activities was $133.7 million for the nine months ended September 30, 2020 compared to $90.2 million provided by operating activities for the nine months ended September 30, 2019. The increase in cash provided by operating activities was due to a decrease of $44.9 million in working capital requirements, primarily driven by improved receivables collections and inventory management.

Cash Flows from Investing Activities
2020 vs. 2019
Net cash used in investing activities was $21.4 million for the nine months ended September 30, 2020 compared to $35.6 million used in investing activities for the nine months ended September 30, 2019. The decrease in cash used in investing activities was primarily attributable to decreased acquisition activity.

Cash Flows from Financing Activities
2020 vs. 2019
Net cash used in financing activities was $58.5 million for the nine months ended September 30, 2020 compared to $61.0 million used in financing activities for the nine months ended September 30, 2019. The decrease in cash used in financing activities was primarily attributable to a decrease in net debt payments of approximately $10.9 million offset by an increase of $8.8 million in common stock repurchases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the third quarter ended September 30, 2020. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In 2011, the Company became aware of a review of alleged issues with certain underground piping connections installed in filling stations in France owned by the French Subsidiary of Exxon Mobile, Esso S.A.F. A French court ordered that a designated, subject-matter expert review 103 filling stations to determine what, if any, damages are present and the cause of those damages. The Company has participated in this investigation since 2011, along with several other third parties including equipment installers, engineering design firms who designed and provided specifications for the stations, and contract manufacturers of some of the installed equipment. The subject-matter expert has issued their preliminary report, which indicates that total damages incurred by Esso amounted to approximately 12 million euro. It is the Company’s position that its products were not the cause of any alleged damage. The Company has retained experts to demonstrate that its products did not cause the damage, and it has until January 2021 to issue its response to the expert’s preliminary report for each station. The Company cannot predict the ultimate outcome of this matter. Any exposure related to this matter is neither probable nor estimable at this time. If payments result from a resolution of this matter, depending on the amount, they could have a material effect on the Company’s results of operations.

ITEM 1A. RISK FACTORS
There have been no material changes to the Company's risk factors as set forth in the annual report on Form 10-K for the fiscal year ended December 31, 2019 with the exception of the update to the following risk factor. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

The Company did not repurchase any shares under its outstanding plan during the third quarter of 2020. The maximum number of shares that may still be purchased under this plan as of September 30, 2020 is 933,823.

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
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the third quarter and nine months ended September 30, 2020 and 2019 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the third quarter and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: October 30, 2020	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2020	By	/s/ John J. Haines
John J. Haines, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)