Form 10-K
period 2020-12-31
FRANKLIN ELECTRIC CO INC
filed 2021-02-24
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                        ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES	☐	NO	☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2020 (the last business day of the registrant’s most recently completed second quarter) was $2,399,426,619. The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant’s 401(k) Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 9, 2021:
46,232,561 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021 (Part III).

FRANKLIN ELECTRIC CO., INC.

PART I

ITEM 1. BUSINESS
Description of the Business
Franklin Electric Co., Inc. (“Franklin Electric” or the “Company”) is an Indiana corporation founded in 1944 and incorporated in 1946. Named after America’s pioneer electrical engineer, Benjamin Franklin, Franklin Electric manufactured the first water-lubricated submersible motor for water systems, and the first submersible motor for fueling systems. With 2020 revenue of about $1.2 billion, the Company designs, manufactures and distributes water and fuel pumping systems, composed primarily of submersible motors, pumps, electronic controls and related parts and equipment.

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

Water Systems motors, pumps and controls are used principally for pumping clean water and wastewater in a variety of residential, agricultural, municipal and industrial applications. Water Systems also manufactures electronic drives and controls for the motors which control functionality and provide protection from various hazards, such as electrical surges, over-heating and dry wells or dry tanks. In the last two years, the Company acquired First Sales, LLC and Waterite, Inc., expanding its portfolio to include water treatment systems.

Water Systems products are sold in highly competitive markets. Water Systems contributes about 60 percent of the Company’s total revenue. Significant portions of segment revenue come from selling groundwater and surface pumps, motors, and controls for residential and commercial buildings, as well as agricultural sales which are more seasonal and subject to commodity price changes. The Water Systems segment generates approximately 35 to 40 percent of its revenue in developing markets, which often lack municipal water systems. As those countries install water systems, the Company views those markets as an opportunity. The Company has had 6 to 9 percent compounded annual sales growth in developing regions in recent years. Water Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The Company’s principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc., and Xylem, Inc.

2020 Water Systems research and development expenditures were primarily related to the following activities:

•Electronic variable frequency drives and controls for Pump and HVAC applications, including SubDrive Connect Plus, SubDrive Utility 3 Phase, and Cerus X-Drive including HES (High Efficiency Systems) motor support
•Greywater pumping equipment, including the new High Temperature Condensate Pump Series and expanded FPS Non-Clog products up to 20 horsepower
•Submersible and surface pumps for residential, commercial, municipal, and agricultural applications including the development of a standard global 4” pump family and the integration our new recently acquired lineshaft turbine product offerings
•Submersible motor technology and motor protection, including expanded scope of the MagForce™ HES (High Efficiency Systems) from 1-335 horsepower
•Water Treatment products focused on a new commercial valve and IOT enabled sensing systems

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

Fueling Systems products are sold in highly competitive markets. Rising vehicle use is leading to more investment in fueling stations which, in turn, leads to increased demand for the Company’s Fueling Systems products. The Company believes there is growth opportunity in developing markets. Fueling Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and value. The Company’s principal competitors in the petroleum equipment industry are Vontier Corporation, formerly a part of Fortive Corporation, and Dover Corporation.

2020 Fueling Systems research and development expenditures were primarily related to the following activities:

•Developed and launched a Corrosion Control System to reduce corrosion in diesel tanks
•Developed products to monitor retail fueling sites, tank corrosion, and vapor recovery systems
•Developed and launched a Battery Monitoring System for Telecommunication, Data Centers, and Power Utilities back up battery systems
•Developed a Distribution Transformer Monitor to analyze distribution transformer health

Distribution Segment
The Distribution Segment is operated as a collection of wholly owned leading groundwater distributors known as the Headwater Companies. Headwater Companies deliver quality products and leading brands to the industry, providing contractors with the availability and service they demand to meet their application challenges. The Distribution segment operates within the U.S. professional groundwater market. Highlights of the Distribution Segment are as follows:

•2017 - Acquired controlling interests in three distributors in the U.S. professional groundwater market, creating the new Distribution Segment
•2018 - Acquired Valley Farms Supply, Inc., a professional groundwater distributor operating in the mid-west
•2019 - Acquired Milan Supply Company, a professional groundwater distributor operating in the mid-west
•2020 - Acquired Gicon Pumps & Equipment, Inc., a professional groundwater distributor operating in the south

Information Regarding All Reportable Segments
Research and Development
The Company incurred research and development expense as follows:

(In millions)	2020	2019	2018
Research and development expense	$21.7	$20.8	$22.1

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

Major Customers
No single customer accounted for over 10 percent of net sales in 2020, 2019, or 2018. No single customer accounted for over 10 percent of gross accounts receivable in 2020 and 2019.

Backlog
The dollar amount of backlog by segment was as follows:

(In millions)	February 9, 2021	February 11, 2020
Water Systems	$69.2	$53.2
Fueling Systems	17.4	16.6
Distribution	11.9	4.7
Consolidated	$98.5	$74.5

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal 2021. The Company’s sales in the first quarter are generally less than its sales in other quarters due to less water well drilling and overall product sales during the winter months in the Northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

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

Human Capital Resources
As of December 31, 2020, the Company had approximately 5,400 employees. The Company is committed to safety, ethical compliance with established policies, care for the well-being of employees, and has a history of innovation, environmental protection, continuous improvement and lean manufacturing practices. Further information regarding our human capital details and initiatives can be found in the 2020 Franklin Electric Sustainability Report available for download on the Company's website.

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

Risks Related to the Business

The Company is exposed to political, economic and other risks that arise from operating a multinational business. The Company has significant operations outside the United States, including Europe, South Africa, Brazil, Mexico, India, China, Turkey, Canada and Argentina. Further, the Company obtains raw materials and finished goods from foreign suppliers. Accordingly, the Company’s business is subject to political, economic, and other risks that are inherent in operating a multinational business. These risks include, but are not limited to, the following:

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

The Company has significant investments in foreign entities and has significant sales and purchases in foreign denominated currencies creating exposure to foreign currency exchange rate fluctuations. The Company has significant investments outside the United States, including Europe, South Africa, Brazil, Mexico, India, China, Turkey, Canada and Argentina. Further, the Company has sales and makes purchases of raw materials and finished goods in foreign denominated currencies. Accordingly, the Company has exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Foreign currency exchange rate risk is partially mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of intercompany balances, limited use of foreign currency denominated debt, and application of derivative instruments when appropriate. To the extent that these mitigating strategies are not successful, foreign currency rate fluctuations can have a material adverse impact on the Company’s international operations or on the business as a whole.

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

Location / Segment	Purpose	Own/Lease
Santa Catarina, Brazil / Water & Fueling	Manufacturing/Distribution/Sales	Own
Sao Paulo, Brazil / Water & Fueling	Manufacturing/Distribution/Sales	Own
Jiangsu Province, China / Water & Fueling	Manufacturing	Own
Brno, Czech Republic / Water	Manufacturing	Own
Vicenza, Italy / Water	Manufacturing	Own
Nuevo Leon, Mexico / Water & Fueling	Manufacturing	Own
Edenvale, South Africa / Water	Manufacturing	Own
Izmir, Turkey / Water	Manufacturing/Distribution/Sales/R&D	Own
Montana, United States / Distribution	Distribution	Own
North Carolina, United States / Distribution	Distribution	Own
Oklahoma, United States / Water	Manufacturing	Own
Oregon, United States / Water	Manufacturing/Distribution/Sales/R&D	Lease
Wisconsin, United States / Fueling	Manufacturing/Distribution/Sales/R&D	Own

The Company also owns and leases other smaller facilities which serve as manufacturing locations and distribution warehouses. The Company does not consider these facilities to be principal to the business or operations. In the Company’s opinion, its facilities are suitable for their intended use, adequate for the Company’s business needs, all currently utilized, and in good condition.

ITEM 3. LEGAL PROCEEDINGS

The Company is defending various claims and legal actions which have arisen in the ordinary course of business. For a description of the Company's material legal proceedings, refer to Note 16 - Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which is incorporated into this Item 3 by reference. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, other claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of December 31, 2020, are as follows:

Name	Age	Position Held	Period Holding Position
Gregg C. Sengstack	62	Chairperson of the Board and Chief Executive Officer	2015 - present
		President and Chief Executive Officer	2014 - 2015
DeLancey W. Davis	55	Vice President and President, Headwater Companies	2017 - present
		Vice President and President, North America Water Systems	2012 - 2017
Donald P. Kenney	60	Vice President and President, Global Water	2019 - present
		Vice President and President, North America Water Systems	2017 - 2019
		Vice President and President, Energy Systems	2014 - 2017
John J. Haines	57	Vice President, Chief Financial Officer	2008 - present
Dr. Paul N. Chhabra	47	Vice President, Global Product Supply	2018 - present
		Vice President, Global Supply Chain - Applied Materials	2015 - 2018
Jonathan M. Grandon	45	Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	2016 - present
		Vice President, Integration - Zimmer Biomet	2015 - 2016
Jay J. Walsh	51	Vice President and President, Fueling Systems	2019 - present
		President, Fueling Systems	2017 - 2019
		Executive Vice President, Fueling Systems	2013 - 2017

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of shareholders of record as of February 9, 2021 was 661. The Company’s stock is traded on the NASDAQ Global Select Market under the symbol FELE. Broadridge Corporate Issuer Solutions, Inc. 1155 Long Island Avenue, Edgewood, New York, 11717 serves as the registrar, record keeper, and stock transfer agent.

Dividends paid per common share as quoted by the NASDAQ Global Select Market for 2020 and 2019 were as follows:

Dividends per Share
	2020	2019

1st Quarter	$.1550	$.1450
2nd Quarter	.1550	.1450
3rd Quarter	.1550	.1450
4th Quarter	.1550	.1450

The Company has increased dividend payments on an annual basis for 28 consecutive periods. The payment of dividends in the future will be determined by the Board of Directors and will depend on business conditions, earnings, and other factors.
Issuer Purchases of Equity Securities
In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company did not repurchase any shares under this plan during the fourth quarter of 2020. The maximum number of shares that may still be purchased under this plan as of December 31, 2020 is 933,823.

Stock Performance Graph
The following graph compares the Company’s cumulative total shareholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Guggenheim S&P Global Water Index and the Russell 2000 Index.

Hypothetical $100 invested on January 2, 2016 (fiscal year-end 2015) in Franklin Electric common stock (FELE), Guggenheim S&P Global Water Index, and Russell 2000 Index, assuming reinvestment of dividends:

	YE 2015	2016	2017	2018	2019	2020
FELE	$100	$144	$170	$159	$212	$257
Guggenheim S&P Global Water	100	107	149	134	177	201
Russell 2000	100	121	137	122	151	179

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of the year-over-year comparison of changes in the Company's financial condition and results of operation as of and for the fiscal years ended December 31, 2019 and December 31, 2018 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

2020 vs. 2019

OVERVIEW
Sales in 2020 were down from the prior year. The sales decrease was primarily from lower volumes, in part created by uncertainty and general disruptions around the global pandemic relating to the transmission of COVID-19 and governmental and societal reactions thereto in the second quarter. The impact of foreign currency translation decreased sales by about 3 percent. The Company's consolidated gross profit was $433.1 million for 2020, an increase of $5.0 million or about 1 percent from 2019. The gross profit as a percent of net sales increased 210 basis points to 34.7 percent in 2020 from 32.6 percent in 2019. For 2020, diluted earnings per share were $2.14, up from 2019 diluted earnings per share of $2.03.

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

RESULTS OF OPERATIONS

Net Sales
Net sales in 2020 were $1,247.3 million, a decrease of $67.3 million or about 5 percent compared to 2019 sales of $1,314.6 million. The incremental impact of sales from acquired businesses was $12.8 million. Sales revenue decreased by $39.6 million or 3 percent in 2020 due to foreign currency translation. The sales change in 2020, excluding acquisitions and foreign currency translation, was a decrease of about 3 percent.

	Net Sales
(In millions)	2020	2019	2020 v 2019
Water Systems	$734.7	$781.5	$(46.8)
Fueling Systems	245.1	293.6	(48.5)
Distribution	328.4	291.8	36.6
Eliminations/Other	(60.9)	(52.3)	(8.6)
Consolidated	$1,247.3	$1,314.6	$(67.3)

Net Sales-Water Systems
Water Systems sales were $734.7 million in 2020, a decrease of $46.8 million or about 6 percent versus 2019. The incremental impact of sales from acquired businesses was $12.8 million. Foreign currency translation changes decreased sales $40.0 million, or about 5 percent, compared to sales in 2019. The Water Systems sales change in 2020, excluding acquisitions and foreign currency translation, was a decrease of $19.6 million or about 3 percent.

Water Systems sales in the U.S. and Canada decreased by about 7 percent compared to 2019. The incremental impact of sales from acquired businesses was $12.8 million. Sales revenue decreased by $0.7 million in 2020 due to foreign currency translation. In 2020, sales of dewatering equipment decreased by about 54 percent due to lower sales in rental channels and substantial uncertainty in oil production end markets. Sales of groundwater pumping equipment increased by 12 percent versus 2019. Sales of other surface pumping equipment decreased by about 3 percent.

Water Systems sales in markets outside the U.S. and Canada decreased by about 4 percent compared to 2019. Sales revenue decreased by $39.3 million or about 11 percent in 2020 due to foreign currency translation. Sales change in 2020, excluding foreign currency translation, was an increase of about 7 percent. Sales growth in Latin America and EMENA were partially offset by lower sales in the Asia Pacific markets.

Net Sales-Fueling Systems
Fueling Systems sales were $245.1 million in 2020, a decrease of $48.5 million or about 17 percent from 2019. Foreign currency translation changes increased sales $0.4 million or less than 1 percent compared to sales in 2019. The Fueling Systems sales change in 2020, excluding foreign currency translation, was a decrease of $48.9 million or about 17 percent.

Fueling Systems sales in the U.S. and Canada declined by about 9 percent during 2020. The decrease was in all product lines and due to declining demand for new filling stations. Internationally, Fueling Systems revenues declined by about 28 percent, driven by lower sales in Asia Pacific, primarily China and India. China sales were about $18 million in 2020 compared to 2019 Fueling Systems China sales of about $45 million.

Net Sales-Distribution
Distribution sales were $328.4 million in 2020, versus 2019 sales of $291.8 million. Distribution segment organic sales increased about 13 percent compared to 2019. More favorable weather conditions in most of the United States versus the prior year contributed to the revenue growth.

Cost of Sales
Cost of sales as a percent of net sales for 2020 and 2019 was 65.3 percent and 67.4 percent, respectively. Correspondingly, the gross profit margin was 34.7 percent and 32.6 percent, respectively. The Company's consolidated gross profit was $433.1 million for 2020, up $5.0 million from the gross profit of $428.1 million in 2019. The increase in gross profit and gross profit margin was primarily driven by price realization, product sales mix and cost management.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative expenses were $300.1 million in 2020 and increased by $1.6 million or less than one percent overall compared to $298.5 million last year. SG&A expenses from acquired businesses was $2.2 million and excluding the acquired entities, the Company’s SG&A expenses in 2020 were $297.9 million, a decrease from the prior year. SG&A expenses were lower versus the prior year due to companywide efforts to lower spending in response to the impacts of the Global Pandemic and in part because of foreign currency translation.

Restructuring Expenses
Restructuring expenses for 2020 were $2.5 million. Restructuring expenses were $2.3 million in the Water segment and $0.1 million in each of the Fueling and Distribution segments. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities and branch closings and consolidations in the Distribution segment. Restructuring expenses for 2019 were $2.5 million. Restructuring expenses were $1.7 million in the Water segment and $0.8 million in the Distribution segment. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities and branch closings and consolidations in the Distribution segment.

Operating Income
Operating income was $130.5 million in 2020, up $3.4 million or 3 percent from $127.1 million in 2019.

	Operating income (loss)
(In millions)	2020	2019	2020 v 2019
Water Systems	$114.4	$103.0	$11.4
Fueling Systems	63.4	75.8	(12.4)
Distribution	11.5	3.6	7.9
Eliminations/Other	(58.8)	(55.3)	(3.5)
Consolidated	$130.5	$127.1	$3.4

Operating Income-Water Systems
Water Systems operating income was $114.4 million in 2020 compared to $103.0 million in 2019, an increase of 11 percent. The operating income margin was 15.6 percent compared to the 2019 operating income margin of 13.2 percent. Operating income margin increased in Water Systems primarily driven by price realization, product sales mix and cost management.

Operating Income-Fueling Systems
Fueling Systems operating income was $63.4 million in 2020 compared to $75.8 million in 2019. The operating income margin was 25.9 percent compared to 25.8 percent of net sales in 2019. Operating income decreased in Fueling Systems primarily due to lower sales volumes. The increase in margin was primarily driven by cost management.

Operating Income-Distribution
Distribution operating income was $11.5 million in 2020 and operating income margin was 3.5 percent. Distribution operating income was $3.6 million in 2019 and operating income margin was 1.2 percent. Operating income and operating income margin increased in Distribution due to higher sales volumes.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses. The inter-segment profit elimination impact in 2020 increased operating loss about $0.2 million. The inter-segment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until the transferred product is sold from the Distribution segment to its third-party customer. Unallocated general and administrative expenses were higher by $3.3 million or about 6 percent to last year, primarily due to higher variable performance-based compensation expenses.

Interest Expense
Interest expense for 2020 and 2019 was $4.6 million and $8.2 million, respectively, and decreased primarily as a result of lower debt levels.

Other Income or Expense
Other income or expense was a loss of $0.8 million and $0.4 million, respectively in 2020 and 2019.

Foreign Exchange
Foreign currency–based transactions produced a loss for 2020 of $1.4 million, primarily due to changes in the value of the Argentinian Peso relative to the U.S. dollar. Foreign currency–based transactions produced a loss for 2019 of $1.6 million, primarily due to changes in the value of the Argentinian Peso relative to the U.S. dollar.

Income Taxes
The provision for income taxes in 2020 and 2019 was $22.5 million and $20.8 million, respectively. The effective tax rate for 2020 was about 18 percent and before the impact of discrete events was about 21 percent. The effective tax rate for 2019 was about 18 percent and before the impact of discrete events was about 20 percent. The tax rate was lower than the statutory rate of 21 percent primarily due to foreign earnings taxed at lower statutory rates, as well as recognition of the U.S. deduction for Foreign Derived Intangible Income, and certain incentives and discrete events. Discrete events in 2020 include a benefit related to a realized foreign currency translation loss on the settlement of an intercompany loan.

Net Income
Net income for 2020 was $101.2 million compared to 2019 net income of $96.0 million. Net income attributable to Franklin Electric Co., Inc. for 2020 was $100.5 million, or $2.14 per diluted share, compared to 2019 net income attributable to Franklin Electric Co., Inc. of $95.5 million or $2.03 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity

The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at December 31, 2020 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

As of December 31, 2020, the Company had a $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of December 31, 2020, the Company had $295.9 million borrowing capacity under the Credit Agreement as $4.1 million in letters of commercial and standby letters of credit were outstanding and undrawn. No revolver borrowings were outstanding as of the end of the year.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity of $125.0 million as of December 31, 2020. The New York Life Agreement matures on September 26, 2025. The Company also has other long-term debt borrowings outstanding as of December 31, 2020. See Note 10 - Debt for additional specifics regarding these obligations and future maturities.
At December 31, 2020, the Company had $75 million of cash and cash equivalents held in foreign jurisdictions, which the Company intends to use to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents:

(in thousands)	2020	2019	2018
Cash flows from operating activities	$211.9	$177.7	$128.4
Cash flows from investing activities	$(78.8)	$(41.8)	$(66.3)
Cash flows from financing activities	$(66.6)	$(126.7)	$(66.8)
Impact of exchange rates on cash and cash equivalents	$(0.1)	$(4.0)	$(3.4)
Change in cash and cash equivalents	$66.4	$5.2	$(8.1)

Cash Flows from Operating Activities
2020 vs 2019
Net cash provided by operating activities was $211.9 million for 2020 compared to $177.7 million for 2019. The increase in cash provided by operating activities was primarily due to increased earnings and a decrease of $30.6 million in working capital requirements related to improved customer collections and inventory management and more favorable payment terms with vendors.

Cash Flows from Investing Activities
2020 vs. 2019
Net cash used in investing activities was $78.8 million in 2020 compared to $41.8 million in 2019. The increase was primarily attributable to increased acquisition activity.

Cash Flows from Financing Activities
2020 vs. 2019
Net cash used in financing activities was $66.6 million in 2020 compared to $126.7 million in 2019. The decrease in cash used in financing activities was primarily attributable to a decrease in net debt repayments, down approximately $70 million in the current year. Other uses of cash in financing activities include an increase in dividend payments of $2.0 million and an increase in common stock repurchases of $8.8 million.

AGGREGATE CONTRACTUAL OBLIGATIONS
The majority of the Company’s contractual obligations to third parties relate to debt obligations. In addition, the Company has certain contractual obligations for future lease payments and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)					More than
	Total	2021	2022-2023	2024-2025	5 years
Debt	$94.6	$2.5	$2.6	$77.8	$11.7
Debt interest	19.7	3.8	7.2	7.0	1.7
Operating leases	34.4	11.9	13.9	5.1	3.5
Purchase obligations	9.1	9.1	—	—	—
Income Taxes-U.S. Tax Cuts and Jobs Act transition tax	$14.7	$1.5	$4.5	$8.7	$—
	$172.5	$28.8	$28.2	$98.6	$16.9

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in estimated future payments of approximately $1 million in 2021. The Company also has unrecognized tax benefits, none of which are included in the table above. The unrecognized tax benefits of approximately $0.6 million have been recorded as liabilities and the Company is uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $0.1 million.

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

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no material changes to estimates or methodologies used to develop those estimates in 2020.

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

In compliance with FASB ASC Topic 350, goodwill is not amortized. Goodwill is tested at the reporting unit level for impairment annually or more frequently as warranted by triggering events that indicate potential impairment. Reporting units are operating segments or one level below, known as components, which can be aggregated for testing purposes. The Company’s goodwill is allocated to the Global Water Systems, Fueling Systems and Distribution units. As the Company’s business model evolves, management will continue to evaluate its reporting units and review the aggregation criteria.

In assessing the recoverability of goodwill, the Company determines the fair value of its reporting units by utilizing a combination of both the market value and income approaches. The market value approach compares the reporting units’ current and projected financial results to entities of similar size and industry to determine the market value of the reporting unit. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends, as well as the effects of demand and competition. The Company may be required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units is below their associated carrying values. Goodwill included on the balance sheet as of the fiscal year ended 2020 was $266.7 million.

During the fourth quarter of 2020, the Company completed its annual impairment test of goodwill and trade names and determined the fair value of all intangibles were substantially in excess of the respective carrying values. Significant judgment is required to determine if an indication of impairment has taken place. Factors to be considered include the following: adverse changes in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable declines in market data such as market capitalization. A 10 percent decrease in the fair value estimates used in the impairment test would not have changed this determination. The sensitivity analysis required the use of numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in changes to the aggregation assumptions and impairment determination.

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

Pension and Employee Benefit Obligations

The Company consults with its actuaries to assist with the calculation of discount rates used in its pension and post retirement plans. The discount rates used to determine domestic pension and post-retirement plan liabilities are calculated using a full yield curve approach. Market conditions have caused the weighted-average discount rate to move from 3.12 percent last year to 2.31 percent this year for the domestic pension plans and from 2.98 percent last year to 2.12 percent this year for the postretirement health and life insurance plan. A change in the discount rate selected by the Company of 25 basis points would result in a change of about $0.1 million to employee benefit expense and a change of about $4.2 million of liability.

The Company consults with actuaries and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long-term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company has assumed an expected long-term rate of return on plan assets of 4.00 percent as of the fiscal year ended 2020. Market conditions have caused the expected long-term rate of return to decrease from 4.90 percent as of the fiscal year ended 2019. A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.4 million of employee benefit expense.

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

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is mitigated through several means including maintenance of local production facilities in the markets served, invoicing of customers in the currency which the Company is billed for production inputs, prompt settlement of third party and intercompany balances, limited use of foreign currency denominated debt, maintaining minimal foreign currency denominated cash balances, and application of derivative instruments when appropriate. Based on the 2020 mix of foreign currencies, the Company estimates that a hypothetical strengthening of the US Dollar by about 2 percent would have reduced the Company’s 2020 sales by about 1 percent.

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Credit Agreement”). Borrowings under the Credit Agreement may be made either at (i) a Eurocurrency rate based on LIBOR plus an applicable margin or (ii) an alternative base rate as defined in the Credit Agreement. The Company had no borrowings at year-end 2020 under the Credit Agreement. The Company estimates that a hypothetical increase of 100 basis points in the LIBOR rate would have increased interest expense by $0.5 million during 2020. The Company also has exposure to changes in interest rates in the form of the fair value of outstanding fixed rate debt fluctuating in response to changing interest rates.

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

Commodity Price Exposures

Portions of the Company’s business are exposed to volatility in the prices of certain commodities, such as copper, steel and aluminum, among others. The primary exposure to this volatility resides with the use of these materials in purchased component parts. The Company generally maintain long-term fixed price contracts on raw materials and component parts; however, the Company is prone to exposure as these contracts expire. Based on the 2020 use of commodities, the Company estimates that a hypothetical 10 percent adverse movement in prices for raw metal commodities would result in about a 1 percent decrease of gross margin as a percent of sales.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	2020	2019	2018

Net sales	$1,247,331	$1,314,578	$1,298,129
Cost of sales	814,192	886,475	865,763
Gross profit	433,139	428,103	432,366
Selling, general, and administrative expenses	300,122	298,451	298,706
Restructuring expense	2,506	2,519	1,666
Operating income	130,511	127,133	131,994
Interest expense	(4,627)	(8,245)	(9,839)
Other income/(expense), net	(795)	(412)	(1,042)
Foreign exchange income/(expense)	(1,392)	(1,641)	(706)
Income before income taxes	123,697	116,835	120,407
Income tax expense	22,540	20,836	14,890
Net income	$101,157	$95,999	$105,517
Less: Net loss/(income) attributable to noncontrolling interests	(697)	(516)	360
Net income attributable to Franklin Electric Co., Inc.	$100,460	$95,483	$105,877
Income per share:
Basic	$2.16	$2.04	$2.25
Diluted	$2.14	$2.03	$2.23

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2020	2019	2018

Net income	$101,157	$95,999	$105,517
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(11,868)	(5,659)	(34,723)
Employee benefit plan activity:
Net loss arising during period	(7,398)	(5,006)	(2,241)
Amortization arising during period	3,709	2,913	3,327
Other comprehensive income/(loss)	(15,557)	(7,752)	(33,637)
Income tax (expense)/benefit related to items of other comprehensive loss	1,112	589	(307)
Other comprehensive income/(loss), net of tax	(14,445)	(7,163)	(33,944)
Comprehensive income	86,712	88,836	71,573
Less: Comprehensive income/(loss) attributable to noncontrolling interests	813	544	(332)
Comprehensive income attributable to Franklin Electric Co., Inc.	$85,899	$88,292	$71,905

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$130,787	$64,405
Receivables, less allowances of $3,999 and $3,705, respectively	159,827	173,327
Inventories:
Raw material	87,226	98,286
Work-in-process	20,565	18,392
Finished goods	193,141	183,568
Total inventories	300,932	300,246
Other current assets	27,708	29,466
Total current assets	619,254	567,444

Property, plant, and equipment, at cost:
Land and buildings	152,323	142,189
Machinery and equipment	287,840	276,541
Furniture and fixtures	47,890	43,631
Other	33,193	29,293
Property, plant, and equipment, gross	521,246	491,654
Less: Allowance for depreciation	(312,225)	(290,326)
Property, plant, and equipment, net	209,021	201,328
Right-of-Use Asset, net	31,954	27,621
Deferred income taxes	8,824	9,171
Intangible assets, net	133,782	131,127
Goodwill	266,737	256,059
Other assets	2,735	1,993
Total assets	$1,272,307	$1,194,743

	2020	2019

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$95,903	$82,593
Accrued expenses and other current liabilities	89,048	68,444
Current lease liability	11,090	9,838
Income taxes	5,112	3,010
Current maturities of long-term debt and short-term borrowings	2,551	21,879
Total current liabilities	203,704	185,764
Long-term debt	91,966	93,141
Long-term lease liability	20,866	17,785
Income taxes payable non-current	11,965	11,965
Deferred income taxes	25,671	27,598
Employee benefit plans	44,443	38,288
Other long-term liabilities	23,988	21,769

Commitments and contingencies (see Note 16)	—	—

Redeemable noncontrolling interest	(245)	(236)

Shareholders’ equity:
Common stock (65,000 shares authorized, $0.10 par value) outstanding (46,222 and 46,391, respectively)	4,622	4,639
Additional capital	283,420	269,656
Retained earnings	764,562	712,460
Accumulated other comprehensive loss	(204,771)	(190,210)
Total shareholders’ equity	847,833	796,545
Noncontrolling interest	2,116	2,124
Total equity	849,949	798,669
Total liabilities and equity	$1,272,307	$1,194,743

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	2020	2019	2018

Cash flows from operating activities:
Net income	$101,157	$95,999	$105,517
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	36,488	36,977	38,604
Non-cash lease expense	11,699	11,699	—
Share-based compensation	10,066	8,957	8,450
Deferred income taxes	(4,268)	(2,566)	(5,164)
Loss on disposals of plant and equipment	1,241	891	311
Foreign exchange (income)/expense	1,392	1,641	706
Changes in assets and liabilities, net of acquisitions:
Receivables	22,053	1,076	(8,194)
Inventory	13,144	17,228	(4,775)
Accounts payable and accrued expenses	20,519	6,770	1,677
Operating leases	(11,698)	(11,698)	—
Income taxes	2,507	6,449	(1,771)
Income taxes-U.S. Tax Cuts and Jobs Act	—	—	(6,510)
Employee benefit plans	604	(1,443)	(2,291)
Other, net	6,950	5,696	1,875
Net cash flows from operating activities	211,854	177,676	128,435
Cash flows from investing activities:
Additions to property, plant, and equipment	(22,856)	(21,855)	(22,432)
Proceeds from sale of property, plant, and equipment	34	866	724
Cash paid for acquisitions, net of cash acquired	(55,915)	(20,827)	(44,971)
Other, net	(74)	10	387
Net cash flows from investing activities	(78,811)	(41,806)	(66,292)
Cash flows from financing activities:
Proceeds from issuance of debt	117,758	264,389	232,638
Repayment of debt	(138,831)	(355,332)	(251,623)
Proceeds from issuance of common stock	3,721	3,194	8,999
Purchases of common stock	(19,553)	(10,741)	(34,188)
Dividends paid	(29,675)	(27,671)	(22,612)
Purchase of redeemable noncontrolling shares	—	(487)	—
Net cash flows from financing activities	(66,580)	(126,648)	(66,786)
Effect of exchange rate changes on cash	(81)	(3,990)	(3,417)
Net change in cash and equivalents	66,382	5,232	(8,060)
Cash and equivalents at beginning of period	64,405	59,173	67,233
Cash and equivalents at end of period	$130,787	$64,405	$59,173

(In thousands)	2020	2019	2018
Cash paid for income taxes, net of refunds	$23,869	$16,949	$27,025
Cash paid for interest	$4,695	$8,388	$10,792

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$1,059	$1,509	$1,158
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$15,421	$4,922	$—
Payable to sellers of acquired entities	$—	$845	$1,000

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Total Shareholders’ Equity
(In thousands)	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Balance as of year end 2017	46,630	$4,663	$240,136	$604,905	$(149,047)	$1,964	$1,502
Net Income				105,877		701	(1,061)
Currency translation adjustment					(34,751)	(49)	77
Minimum pension liability adjustment, net of tax expense $307					779
Dividends on common stock ($0.4675/share)				(21,951)
Noncontrolling Dividend						(661)
Common stock issued	405	40	8,959
Share based compensation	103	10	8,440
Common stock repurchased	(812)	(81)		(34,107)
Balance as of year end 2018	46,326	$4,632	$257,535	$654,724	$(183,019)	$1,955	$518
Net Income				95,483		842	(326)
Currency translation adjustment					(5,687)	(31)	59
Minimum pension liability adjustment, net of tax expense $589					(1,504)
Purchase of redeemable non-controlling shares							(487)
Dividends on common stock ($0.5800/share)				(27,029)
Noncontrolling Dividend						(642)
Common stock issued	152	15	3,179
Share based compensation	146	15	8,942
Common stock repurchased	(233)	(23)		(10,718)
Balance as of year end 2019	46,391	$4,639	$269,656	$712,460	$(190,210)	$2,124	$(236)
Net Income				100,460		718	(21)
Currency translation adjustment					(11,984)	104	12
Minimum pension liability adjustment, net of tax expense $1,112					(2,577)
Dividends on common stock ($0.6200/share)				(28,845)
Noncontrolling Dividend						(830)
Common stock issued	121	12	3,709
Share based compensation	112	11	10,055
Common stock repurchased	(402)	(40)		(19,513)
Balance as of year end 2020	46,222	$4,622	$283,420	$764,562	$(204,771)	$2,116	$(245)

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--The financial statements and accompanying notes are as of and for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, and referred to as 2020, 2019, and 2018, respectively.

Principles of Consolidation--The consolidated financial statements include the accounts of Franklin Electric Co., Inc. and its consolidated subsidiaries. All intercompany transactions have been eliminated.

Business Combinations--The Company allocates the purchase price of its acquisitions to the assets acquired, liabilities assumed, and noncontrolling interests based upon their respective fair values at the acquisition date. The Company utilizes management estimates and inputs from an independent third-party valuation firm to assist in determining these fair values. The excess of the acquisition price over estimated fair values is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Any estimated fair values in excess of the acquisition price represents a bargain purchase gain and is recorded in accrued expenses and other current liabilities on the consolidated balance sheet until the determination of fair values is completed. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred.

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

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $21.7 million in 2020, $20.8 million in 2019, and $22.1 million in 2018 related to research and development.

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

The Company’s depreciation expense was $27.1 million, $27.6 million, and $29.7 million in 2020, 2019, and 2018, respectively.

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

Goodwill and Other Intangible Assets--Goodwill is tested at the reporting unit level, which the Company has determined to be the Global Water Systems, Fueling Systems, and Distribution units.

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

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments remove disclosures that no longer are considered cost beneficial, including the estimated amounts in accumulated other comprehensive income expected to be recognized as components of net periodic expense over the next fiscal year. The amendments clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant, including the reasons for significant gains and losses related to change in the benefit obligation for the period. The ASU should be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2020. The Company adopted the standard in the fourth quarter of 2020, and it did not have a material impact on the consolidated financial position, results of operation, and cash flows.

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

Accounting Standards Issued But Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is expected to reduce cost and complexity related to accounting for income taxes. ASU 2019-12 eliminates the need for the Company to analyze whether certain exceptions apply and improves financial statement preparers' application of income tax-related guidance. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020 with early adoption permitted. Amendments related to franchise taxes that are partially based on income should be applied on either a retrospective or modified retrospective basis. All other amendments should be applied on a prospective basis. The Company will adopt this standard effective January 1, 2021. Adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

3. ACQUISITIONS
During the fourth quarter ended December 31, 2020, the Company acquired 100 percent of the ownership interests of Gicon Pumps & Equipment, Inc., a professional groundwater distributor operating seven locations in the state of Texas for a purchase price of $28.1 million after working capital adjustments. The Company's preliminary estimate of fair values exceeds the acquisition price by $5.3 million, representing a bargain purchase gain due to favorable market conditions. The Company has recorded the gain within accrued expenses and other current liabilities in the consolidated balance sheets. Once the determination of fair values is complete in 2021, the Company will recognize the bargain purchase gain in the consolidated statements of income. In a separate transaction during the fourth quarter ended December 31, 2020, the Company acquired 100 percent of the ownership interests in Waterite Inc. and its affiliate Waterite America Inc., headquartered in Winnipeg, Manitoba, Canada, for a purchase price of $22.0 million after working capital adjustments. The fair value of the assets acquired and liabilities assumed for both acquisitions are preliminary as of December 31, 2020 and is classified as Level 3 within the valuation hierarchy. In addition, the Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for both acquisitions is immaterial.

During the first quarter ended March 31, 2020, the Company acquired all of the assets of a company that manufactures line shaft turbines and other adjacent product lines for a purchase price of $5.9 million after working capital adjustments. The fair value of the assets acquired and liabilities assumed are preliminary as of December 31, 2020 and is classified as Level 3 within the valuation hierarchy. In addition, the Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for this acquisition is immaterial.

The identifiable intangible assets recognized in the separate transactions in 2020 were $14.8 million, and consist primarily of customer relationships, which will be amortized utilizing the straight-line method over 15 - 20 years.
The goodwill of $10.3 million resulting from the separate acquisitions in 2020 consists primarily of the benefits of complementary product offerings and expanded geographical presence. Goodwill was recorded in the Water segment (see Note 6 - Goodwill and Other Intangible Assets), and only a portion ($1.4 million) is expected to be deductible for tax purposes.

During the third quarter ended September 30, 2019, the Company acquired 100 percent of the ownership interests of First Sales, LLC, an Indiana manufacturer of water treatment and filtration equipment for the residential and commercial markets, which are sold through some of the same channels as other Company products in the Water Systems segment, for a purchase price of approximately $15.5 million after working capital adjustments. Goodwill resulting from the acquisition consists primarily of complementary product offerings. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2019, as the results of operations for this acquisition is immaterial. The fair value of the assets acquired and liabilities assumed were considered final as of September 30, 2020.
During the second quarter ended June 30, 2019, the Company acquired the remaining interest in Pluga Pumps and Motors Private Limited, India, increasing the Company's ownership to 100 percent. The redemption of this interest was immaterial.

During the first quarter ended March 31, 2019, the Company acquired 100 percent of the ownership interests of Mt. Pleasant, Michigan-based Milan Supply Company ("Milan Supply"), for a purchase price of approximately $6.1 million after working capital adjustments. Milan Supply is a professional groundwater distributor operating six locations in the State of Michigan. Milan Supply is part of the Company’s Distribution Segment, which is a collection of professional groundwater equipment distributors. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2019, as the results of operations for this acquisition is immaterial. The fair value of the assets acquired and the liabilities assumed for the acquisition were considered final as of March 31, 2020.

During the third quarter ended September 30, 2018, the Company acquired, in separate transactions, substantially all of the assets of the Stationary Power Division (“SPD”) of Midtronics, Inc., and 100 percent of the ownership interest in Industrias Rotor Pump S.A. (“Industrias Rotor Pump”), located in the United States and Argentina, respectively. Neither of the acquisitions were material individually or in the aggregate, and the final combined purchase price was $37.0 million. SPD offers a variety of products to users in the electrical substation monitoring, data center and mobile telecommunications markets. Industrias Rotor Pump is the leading provider of water pumping equipment in Argentina.

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
Transaction costs for all acquisition related activity were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs are included in selling, general, and administrative expense in the Company’s consolidated statements of income were $0.0 million, $0.2 million, and $0.4 million for the years ended 2020, 2019, and 2018, respectively.

4. FAIR VALUE MEASUREMENTS
As of December 31, 2020 and December 31, 2019, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$20.2	$20.2	$—	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4.0	$4.0	$—	$—

The Company’s Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3 excluding the recurring fair value measurements in the Company's pension and other retirement plans as discussed in Note 7 - Employee Benefit Plans.

Total debt, including current maturities, have carrying amounts of $94.6 million at December 31, 2020 and $115.0 million at December 31, 2019. The estimated fair value of all debt was $107.3 million and $121.0 million at December 31, 2020 and December 31, 2019, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (“the swap”) to mitigate the Company’s exposure to these fluctuations in the Company’s stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. As of December 31, 2020, the swap has a notional value based on 280,000 shares. For the years ended December 31, 2020, December 31, 2019, and December 31, 2018, the swap resulted in a gain of $3.2 million, a gain of $3.4 million, and a loss of $1.0 million, respectively. Gains and losses resulting from the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company’s consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Patents	$7.5	$(7.3)	$7.4	$(7.0)
Technology	7.5	(7.2)	7.5	(6.8)
Customer relationships	165.1	(78.5)	155.4	(71.4)
Other	6.3	(3.0)	3.8	(2.8)
Total	$186.4	$(96.0)	$174.1	$(88.0)
Unamortizing intangibles:
Trade names	43.4	—	45.0	—
Total intangibles	$229.8	$(96.0)	$219.1	$(88.0)

Amortization expense related to intangible assets for fiscal years 2020, 2019, and 2018, was $9.4 million, $9.4 million, and $8.9 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2021	2022	2023	2024	2025
	$9.9	$9.7	$9.6	$9.4	$8.5

The change in the carrying amount of goodwill by reportable segment for 2020 and 2019, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2018	$145.5	$67.5	$35.7	$248.7
Acquisitions	6.4	—	1.8	8.2
Foreign currency translation	(0.9)	0.1	—	(0.8)

Balance as of December 31, 2019	$151.0	$67.6	$37.5	$256.1
Acquisitions	10.3	—	—	10.3
Foreign currency translation	0.2	0.1	—	0.3
Balance as of December 31, 2020	$161.5	$67.7	37.5	$266.7

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of December 31, 2020, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2020 measurement date for these plans. One of the Company’s domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the ‘Pension Benefits’ disclosure caption.

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

(In millions)	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Accumulated benefit obligation, end of year	$185.4	$176.5	$8.5	$8.3

Change in benefit obligation:
Benefit obligation, beginning of year	$180.9	$168.9	$8.3	$9.1
Service cost	0.7	0.7	—	—
Interest cost	4.3	5.8	0.2	0.3
Actuarial (gain)/loss	12.8	17.0	0.8	(0.2)
Settlements paid	(0.6)	(0.7)	—	—
Benefits paid	(11.4)	(10.3)	(0.8)	(0.9)
Foreign currency exchange	2.2	(0.5)	—	—
Benefit obligation, end of year	$188.9	$180.9	$8.5	$8.3

Change in plan assets:
Fair value of assets, beginning of year	$151.2	$140.1	$—	$—
Actual return on plan assets	13.0	20.0	—	—
Company contributions	0.5	2.0	0.8	0.9
Settlements paid	(0.4)	(0.5)	—	—
Benefits paid	(11.4)	(10.3)	(0.8)	(0.9)
Foreign currency exchange	0.4	(0.1)	—	—
Plan assets, end of year	$153.3	$151.2	$—	$—

Funded status	$(35.6)	$(29.7)	$(8.5)	$(8.3)

Amounts recognized in balance sheet:
Current liabilities	$(0.5)	$(0.5)	$(0.8)	$(0.8)
Noncurrent liabilities	(35.1)	(29.2)	(7.7)	(7.5)
Net liability, end of year	$(35.6)	$(29.7)	$(8.5)	$(8.3)

Amount recognized in accumulated other comprehensive income/(loss):
Prior service cost	$—	$—	$—	$—
Net actuarial loss	50.9	49.0	0.9	0.4
Settlement	0.8	0.6	—	—
Total recognized in accumulated other comprehensive income/(loss)	$51.7	$49.6	$0.9	$0.4

The following table sets forth other changes in plan assets and benefit obligation recognized in other comprehensive income for 2020 and 2019:

(In millions)	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Net actuarial (gain)/loss	$6.6	$5.2	$0.8	$(0.2)
Amortization of:
Net actuarial gain	(3.1)	(2.2)	(0.1)	(0.1)
Prior service credit	—	—	—	—
Settlement recognition	(0.8)	(0.6)	—	—
Deferred tax asset	(0.9)	(0.6)	(0.1)	0.1
Foreign currency exchange	0.2	(0.1)	—	—
Total recognized in other comprehensive income	$2.0	$1.7	$0.6	$(0.2)

Weighted-average assumptions used to determine domestic benefit obligations:

	Pension Benefits				Other Benefits
	2020		2019		2020	2019
Discount rate	2.31%		3.12%		2.12%	2.98%
Rate of increase in future compensation	—%	*	—%	*	2.00 - 9.00% (Graded)	3.00 - 8.00% (Graded)

*No rate of increases in future compensation were used in the assumptions for 2020 and 2019, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation. The weighted-average interest crediting rate of the cash balance component of the domestic Pension Plan was 4.5% for 2020, 2019, and 2018 and is based on the approximate 30-year Treasury rate as of November of the prior year with a minimum of 4.5%.

Assumptions used to determine domestic periodic benefit cost:

	Pension Benefits						Other Benefits
	2020		2019		2018		2020	2019	2018
Discount rate	3.17%		4.31%		3.64%		2.99%	4.18%	3.51%
Rate of increase in future compensation	—%	*	—%	*	—%	*	2.00 - 9.00% (Graded)	3.00 - 8.00% (Graded)	3.00 - 8.00% (Graded)
Expected long-term rate of return on plan assets	4.90%		5.75%		5.90%		—%	—%	—%

*No rate of increases in future compensation were used in the assumptions for 2020, 2019, and 2018, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation..

For the fiscal year ended December 31, 2020, the Company used the PRI-2012 aggregate mortality table, and then projected forward from 2012 using Scale MP-2019 released by the Society of Actuaries during 2019 to estimate future mortality rates based upon current data. For the fiscal year ended December 31, 2019, the Company used the RP-2014 aggregate table adjusted to back out estimated mortality improvements from 2006 to the measurement date using Scale MP-2014, and then projected forward using Scale MP-2018 released by the Society of Actuaries during 2018 to estimate future mortality rates.

The following table sets forth the aggregated net periodic benefit cost for all defined benefit plans for 2020, 2019, and 2018:

(In millions)	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Service cost	$0.7	$0.7	$0.6	$—	$—	$—
Interest cost	4.3	5.8	5.4	0.2	0.3	0.3
Expected return on assets	(6.8)	(8.1)	(8.5)	—	—	—
Amortization of:
Transition obligation	—	—	—	—	—	—
Settlement cost	—	—	—	—	—	—
Prior service cost	—	—	—	—	—	0.1
Actuarial loss	3.7	2.6	2.9	0.1	0.1	0.2
Settlement cost	—	—	—	—	—	—
Net periodic benefit cost	$1.9	$1.0	$0.4	$0.3	$0.4	$0.6

The largest contributor to the net actuarial losses affecting the benefit obligation for the defined benefit pension plans is due to a decrease in the discount rate.

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

Risk management and continuous monitoring requirements are met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations, asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption. As of December 31, 2020 and December 31, 2019, funds were invested in equity, fixed income, and other investments as follows:

	Target Percentage	Plan Asset Allocation at Year-End
Asset Category	at Year-End 2020	2020	2019
Equity securities	17%	17%	19%
Fixed income securities	79%	79%	77%
Other	4%	4%	4%
Total	100%	100%	100%

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

Asset class assumptions are set using a combination of empirical and forward-looking analysis for long-term rate of return on plan assets. A variety of models are applied for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized. This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that are more likely to prevail over long periods. With that, the Company has assumed an expected long-term rate of return on plan assets of 4.00 percent for the 2021 net periodic benefit cost, down from 4.90 percent in the prior year. This decrease in the assumed long-term rate of return is primarily due to a higher percentage of assets in fixed income securities.

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

The fair values of the Company’s pension plan assets for 2020 and 2019 by asset category are as follows:

(In millions)	2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
International equity mutual funds	$26.1	$26.1	$—	$—
Fixed income
U.S. treasury and government agency securities	16.8	—	16.8	—
Fixed income mutual funds	104.8	104.8	—	—
Other
Insurance contracts	4.8	—	4.8	—
Cash and equivalents	0.8	0.8	—	—
Total	$153.3	$131.7	$21.6	$—

(In millions)	2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
International equity mutual funds	$29.1	$29.1	$—	$—
Fixed income
U.S. treasury and government agency securities	17.5	—	17.5	—
Fixed income mutual funds	99.3	99.3	—	—
Other
Insurance contracts	4.5	—	4.5	—
Cash and equivalents	0.8	0.8	—	—
Total	$151.2	$129.2	$22.0	$—

The Company estimates total contributions to the plans of about $1 million in 2021.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in accordance with the following schedule:

(In millions)	Pension Benefits	Other Benefits
2021	$11.1	$0.8
2022	$10.8	$0.7
2023	$10.5	$0.7
2024	$16.2	$0.7
2025	$13.0	$0.6
Years 2026 through 2030	$47.6	$2.6

Defined Contribution Plans - The Company maintained two defined contribution plans during 2020, 2019, and 2018. The Company’s cash contributions are allocated to participant’s accounts based on investment elections.

The following table sets forth Company contributions to the defined contribution plans:

(In millions)	2020	2019	2018
Company contributions to the plans	$7.3	$7.4	$6.8

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	2020	2019
Salaries, wages, and commissions	$36.4	$28.6
Product warranty costs	9.7	9.1
Insurance	2.4	2.6
Employee benefits	9.8	9.9
Other	30.7	18.2
	$89.0	$68.4

9. INCOME TAXES
Income before income taxes consisted of the following:

(In millions)	2020	2019	2018
Domestic	$74.1	$55.5	$54.7
Foreign	49.6	61.3	65.7
	$123.7	$116.8	$120.4

The income tax provision/(benefit) from continuing operations consisted of the following:

(In millions)	2020	2019	2018
Current:
Federal	$11.9	$6.9	$4.6
Foreign	12.3	15.1	14.3
State	2.6	1.4	1.2
Total current	26.8	23.4	20.1
Deferred:
Federal	(0.2)	(0.6)	3.6
Foreign	(4.0)	(2.5)	(2.6)
State	(0.1)	0.5	(6.2)
Total deferred	$(4.3)	$(2.6)	$(5.2)
	$22.5	$20.8	$14.9

A reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	2020	2019	2018
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.5	1.1	1.1
Foreign operations	0.3	(1.0)	(3.5)
R&D tax credits	(0.7)	(0.8)	(0.7)
Uncertain tax position adjustments	0.1	(0.6)	(0.5)
Valuation allowance on state and foreign deferred tax	1.7	0.4	(2.4)
Share-based compensation	(0.8)	(0.8)	(1.3)
Realized foreign currency loss	(4.0)	(0.4)	(0.1)
Other items	1.7	0.9	0.9
Impact of the U.S. Tax Cuts and Jobs Act
Transition tax	—	—	0.5
Deferred tax effects	—	—	(0.3)
Foreign Derived Intangible Income	(2.6)	(2.0)	(2.3)
Effective tax rate	18.2%	17.8%	12.4%

The effective tax rate continues to be lower than the statutory rate of 21 percent primarily due to the recognition of the U.S. foreign-derived intangible income (FDII) provisions, the impact of foreign tax rates, and certain incentives and discrete events.

During the twelve-month period ended December 31, 2020, the Company realized a foreign currency translation loss on the second quarter settlement of a discrete intercompany loan that was long-term-investment in nature resulting in a tax benefit of $5.0 million.

The Company recorded discrete excess tax benefits from share-based compensation of $1.2 million in the twelve-month period ended December 31, 2020 pursuant to ASU 2016-09. ASU 2016-09 can add variability to the Company’s provision for income taxes, mainly due to the timing of stock option exercises, vesting of restricted stock, and the stock price.

The Company also recorded net $0.9 million of expense for valuation allowances on deferred tax assets in foreign jurisdictions to recognize only the portion of the deferred tax assets that are more likely than not to be realized. During the twelve-month period ended December 31, 2018, the Company recorded a net discrete benefit related to the release of valuation allowances on deferred taxes of $4.2 million in domestic and foreign jurisdictions.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(In millions)	2020	2019
Deferred tax assets:
Accrued expenses and reserves	$13.0	$10.1
Compensation and employee benefits	19.8	17.7
Net operating losses, tax credit carryforwards, and other	20.7	18.8
Lease liability	8.0	7.0
Valuation allowance on state and foreign deferred tax	(8.3)	(6.4)
Total deferred tax assets	53.2	47.2
Deferred tax liabilities:
Accelerated depreciation on fixed assets	12.1	11.9
Amortization of intangibles	49.4	46.5
Right-of-Use asset, net	8.0	7.0
Other items	0.5	0.2
Total deferred tax liabilities	70.0	65.6
Net deferred tax liabilities	$(16.8)	$(18.4)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for certain state and foreign income tax purposes incurred over the 3-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $8.3 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The Company has foreign income tax net operating loss (“NOL”) and credit carryforwards of $14.1 million and state income tax NOL and credit carryforwards of $6.6 million, which will expire on various dates as follows:

(In millions)
2021-2024	$2.1
2025-2029	4.4
2030-2034	2.2
2035-2039	0.6
Unlimited	11.4
$20.7

The Company believes that it is more likely than not that the benefit from certain foreign NOL carryforwards as well as certain state credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $6.5 million on the deferred tax assets related to these foreign NOL carryforwards and a valuation allowance of $1.8 million on the deferred tax assets related to these state credit carryforwards.

As of December 31, 2020, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $506.7 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. The Company, therefore, has not recorded a deferred tax liability of $6.4 million.

As of the beginning of fiscal year 2020, the Company had gross unrecognized tax benefits of $0.4 million, excluding accrued interest and penalties. The unrecognized tax benefits increased due to uncertain tax positions identified in the current year based on evaluations made during 2020. The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $0.6 million as of December 31, 2020.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2020, 2019, and 2018 (excluding interest and penalties) is as follows:

(In millions)	2020	2019	2018
Beginning balance	$0.4	$1.1	$1.3
Additions for tax positions of the current year	0.6	—	—
Additions for tax positions of prior years	—	—	0.3
Reductions for tax positions of prior years	—	(0.4)	—
Statute expirations	(0.4)	(0.3)	(0.5)
Settlements	—	—	—
Ending balance	$0.6	$0.4	$1.1

If recognized, each annual effective tax rate would be affected by the net unrecognized tax benefits of $0.6 million, $0.4 million, and $1.0 million as of year-end 2020, 2019, and 2018, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has accrued interest and penalties as of December 31, 2020, December 31, 2019, and December 31, 2018 of approximately $0.1 million, $0.1 million, and $0.3 million, respectively.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With few exceptions, as of December 31, 2020, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2017 and is no longer subject to foreign or state income tax examinations by tax authorities for years before 2015.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the expiration of a statute of limitation. Based on the current audits in process and pending statute expirations, the payment of taxes as a result would not be significant.

10. DEBT
Debt consisted of the following:

(In millions)	2020	2019
New York Life Agreement	$75.0	$75.0
Credit Agreement	—	19.0
Tax increment financing debt	17.6	18.7
Financing leases	0.1	0.1
Foreign subsidiary debt	1.8	2.3
Other	0.2	—
Less: unamortized debt issuance costs	(0.1)	(0.1)
	94.6	115.0
Less current maturities	(2.6)	(21.9)
Long-term debt	$92.0	$93.1

Debt outstanding at December 31, 2020, excluding unamortized debt issuance costs, matures as follows:

(In millions)	Total	2021	2022	2023	2024	2025	Thereafter
Debt	$94.6	$2.5	$1.3	$1.3	$1.4	$76.4	$11.7
Financing leases	0.1	0.1	—	—	—	—	—
	$94.7	$2.6	$1.3	$1.3	$1.4	$76.4	$11.7

New York Life Agreement
On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the “New York Life Agreement”) for $150.0 million maximum aggregate principal borrowing capacity. On October 28, 2016, the Company entered into the First Amendment to the Note Purchase and Private Shelf Agreement. The Amendment was intended to make the covenants within the New York Life Agreement consistent with the covenants that were modified in the Third Amended and Restated Credit Agreement (the “Credit Agreement”). On September 26, 2018 the Company entered into the Second Amendment to the Note Purchase and Private Shelf Agreement which increased the aggregate borrowing capacity to $200.0 million and authorized the issuance of $75.0 million of fixed rate senior noted due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable rate indebtedness with New York Life. As of December 31, 2020, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

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

Prudential Agreement
On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”) in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and had at issuance an average life of 10 years with a final maturity in 2019. On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million. On December 14, 2011, the Company entered into Amendment No. 4 to the Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Agreement. On December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to extend the effective date to December 31, 2015. On May 5, 2015, the Company entered into Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to increase the total borrowing capacity from $200.0 million to $250.0 million. On October 28, 2016, the Company entered into Amendment No. 1 to the Third Amended and Restated Note Purchase and Private Shelf Agreement. This amendment was intended to make the covenants within the Prudential Agreement consistent with the covenants that were modified in the Credit Agreement (below). The Prudential Agreement expires on July 30, 2021. As of December 31, 2020, the Company has $150.0 million borrowing capacity available under the Prudential Agreement.

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

As of December 31, 2020, the Company had no outstanding borrowings, $4.1 million in letters of credit outstanding, and $295.9 million of available capacity under the Credit Agreement. As of December 31, 2019, the Company had $19.0 million outstanding borrowings, $4.5 million in letters of credit outstanding, and $276.5 million of available capacity under the Credit Agreement.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Credit Agreement, the Prudential Agreement, the Project Bonds, and the New York Life Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of December 31, 2020.

11. SHAREHOLDERS’ EQUITY

Authorized Shares
The Company has the authority to issue 65,000,000, $.10 par value shares.

Share Repurchases
During 2020, 2019, and 2018, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(In millions, except share amounts)	2020	2019	2018
Repurchases	$15.2	$6.6	$31.4
Shares	322,147	150,778	749,614

The Company retired shares in the amount of 79,663, 82,601, and 62,908 in 2020, 2019, and 2018, respectively, that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards. The Company also retired shares in the amount of 22,438, 5,345, and 8,775, in 2020, 2019, and 2018, respectively that had been previously granted as stock awards to employees but were forfeited upon not meeting the required restriction criteria or termination.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss), net of tax, by component are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance, December 31, 2017	$(99.7)	$(49.3)	$(149.0)

Other comprehensive income/(loss) before reclassifications	(34.8)	—	(34.8)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.8	0.8
Net other comprehensive income/(loss)	(34.8)	0.8	(34.0)

Balance, December 31, 2018	$(134.5)	$(48.5)	$(183.0)

Other comprehensive income/(loss) before reclassifications	(5.7)	—	(5.7)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	(1.5)	(1.5)
Net other comprehensive income/(loss)	(5.7)	(1.5)	(7.2)

Balance, December 31, 2019	$(140.2)	$(50.0)	$(190.2)

Other comprehensive income/(loss) before reclassifications	(12.0)	—	(12.0)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	(2.6)	(2.6)
Net other comprehensive income/(loss)	(12.0)	(2.6)	(14.6)

Balance, December 31, 2020	$(152.2)	$(52.6)	$(204.8)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 - Employee Benefit Plans for additional details) and is included in the “Selling, general, and administrative expenses” line of the Company’s consolidated statements of income.

(2) Net of tax (benefit)/expense of $(1.1) million, $(0.6) million and $0.3 million for 2020, 2019, and 2018, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	2020	2019	2018
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$100.5	$95.5	$105.9
Less: Earnings allocated to participating securities	0.7	0.7	0.8
Net income available to common shareholders	$99.8	$94.8	$105.1
Denominator:
Basic weighted average common shares outstanding	46.2	46.4	46.6
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.5	0.4	0.4
Diluted weighted average common shares outstanding	46.7	46.8	47.0
Basic earnings per share	$2.16	$2.04	$2.25
Diluted earnings per share	$2.14	$2.03	$2.23

There were 0.2 million, 0.2 million, and 0.1 million stock options outstanding as of 2020, 2019, and 2018, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

The total share-based compensation expense recognized in 2020, 2019, and 2018 was $10.1 million, $8.9 million, and $8.4 million, respectively.

Stock Options:
Under the above plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant, and the options expire 10 years after the date of the grant. Options granted to employees in 2019 and after vest at 33 percent a year and become fully vested and fully exercisable after 3 years. Options granted prior to 2019 vest at 25 percent a year and become fully vested and fully exercisable after 4 years. Vesting is accelerated upon death or disability. Subject to the terms of the plans, in general, the aggregate option exercise price and any applicable tax withholding may be satisfied in cash or its equivalent, by the plan participant’s delivery of shares of the Company’s common stock having a fair market value at the time of exercise equal to the aggregate option exercise price and/or the applicable tax withholding or by having shares otherwise subject to the award withheld by the Company or via cashless exercise through a broker-dealer.

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

The table below provides the weighted average grant-date fair values and key assumptions used for the Black-Scholes model to determine the fair value of options granted during 2020, 2019, and 2018:

	2020	2019	2018
Risk-free interest rate	1.39%	2.53%	2.69%
Dividend yield	1.04%	1.05%	1.05%
Volatility factor	29.45%	29.38%	28.71%
Expected term	5.5 years	5.5 years	5.6 years
Weighted average grant-date fair value of options	$15.63	$15.61	$11.40

A summary of the Company’s outstanding stock option activity and related information is as follows:

(Shares in thousands)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at beginning of 2020	1,262	$37.99
Granted	214	59.71
Exercised	(121)	30.64
Forfeited	(24)	52.58
Outstanding at end of 2020	1,331	$41.90	5.51 years	$36,360
Expected to vest after applying forfeiture rate	1,330	$41.88	5.50 years	$36,342
Vested and exercisable at end of period	884	$36.41	4.15 years	$28,987

(In millions)	2020	2019	2018
Intrinsic value of options exercised	$3.3	$4.6	$10.2
Cash received from the exercise of options	3.7	3.2	9.0
Fair value of shares vested	2.9	2.6	2.2
Tax benefit of options exercised	0.8	1.1	2.6

As of December 31, 2020, there was $0.9 million of total unrecognized compensation cost related to non-vested stock options granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.53 years.

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

A summary of the Company’s restricted stock/stock unit award activity and related information is as follows:

(Shares in thousands)
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of 2020	463	$42.36
Awarded	118	59.28
Vested	(140)	34.63
Forfeited	(38)	49.62
Non-vested at end of 2020	403	$49.34

The weighted-average grant date fair value of restricted stock/stock unit awards granted in 2020, 2019, and 2018, is $59.28, $51.47, and $40.48, respectively.

As of December 31, 2020, there was $7.4 million of total unrecognized compensation cost related to non-vested stock/stock unit awards granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.25 years.

15. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s business consists of the Water Systems, Distribution, and Fueling Systems reportable segments, based on the principal end market served. The Company includes unallocated corporate expenses and intercompany eliminations in an “Intersegment Eliminations/Other” segment that together with the Water Systems, Distribution, and Fueling Systems segments, represent the Company.

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

Financial information by reportable business segment is included in the following summary:

Net Sales
(In millions)	2020	2019	2018
Water Systems
External sales
United States & Canada	$327.6	$367.6	$372.0
Latin America	118.5	124.2	120.2
Europe, Middle East & Africa	156.8	155.6	170.9
Asia Pacific	70.9	81.8	80.8
Intersegment sales
United States & Canada	60.9	52.3	56.2
Total sales	734.7	781.5	800.1
Distribution
External sales
United States & Canada	328.4	291.8	269.6
Intersegment sales	—	—	—
Total sales	328.4	291.8	269.6
Fueling Systems
External sales
United States & Canada	158.2	173.5	156.9
All other	86.9	120.1	127.7
Intersegment sales	—	—	—
Total Sales	245.1	293.6	284.6

Intersegment Eliminations/Other	(60.9)	(52.3)	(56.2)
Consolidated	$1,247.3	$1,314.6	$1,298.1

Operating income (loss)
	2020	2019	2018
Water Systems	$114.4	$103.0	$112.7
Distribution	11.5	3.6	3.4
Fueling Systems	63.4	75.8	70.6
Intersegment Eliminations/Other	(58.8)	(55.3)	(54.7)
Consolidated	$130.5	$127.1	$132.0

	Total assets			Depreciation
	2020	2019	2018	2020	2019	2018
Water Systems	$645.9	$658.3	$679.7	$18.7	$19.0	$20.4
Distribution	249.0	180.2	165.1	2.6	2.8	2.2
Fueling Systems	268.9	283.8	275.7	2.1	2.1	2.2
Other	108.5	72.4	61.9	3.7	3.7	4.9
Consolidated	$1,272.3	$1,194.7	$1,182.4	$27.1	$27.6	$29.7

	Amortization			Capital expenditures
	2020	2019	2018	2020	2019	2018
Water Systems	$6.9	$6.9	$6.5	$16.9	$15.1	$18.2
Distribution	0.6	0.5	0.5	3.5	3.9	2.0
Fueling Systems	1.8	1.9	1.8	2.0	1.9	2.2
Other	0.1	0.1	0.1	0.5	1.2	1.0
Consolidated	$9.4	$9.4	$8.9	$22.9	$22.1	$23.4

Cash and property, plant and equipment are the major asset groups in “Other” of total assets for the fiscal years ended December 31, 2020 and December 31, 2019. Property, plant and equipment is the major asset group in "Other" of total assets for the fiscal year ended December 31, 2018.

Financial information by geographic region is as follows:

	Net sales			Long-lived assets
(In millions)	2020	2019	2018	2020	2019	2018
United States	$760.6	$776.6	$752.5	$405.9	$394.7	$372.6
Foreign	486.7	538.0	545.6	238.3	223.4	221.2
Consolidated	$1,247.3	$1,314.6	$1,298.1	$644.2	$618.1	$593.8

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

No single customer accounted for more than 10 percent of the Company’s consolidated sales in 2020, 2019, or 2018. No single customer accounted for more than 10 percent of the Company’s gross accounts receivable in 2020 or 2019.

16. COMMITMENTS AND CONTINGENCIES
In 2011, the Company became aware of a review of alleged issues with certain underground piping connections installed in filling stations in France owned by the French Subsidiary of Exxon Mobile, Esso S.A.F. A French court ordered that a designated, subject-matter expert review 103 filling stations to determine what, if any, damages are present and the cause of those damages. The Company has participated in this investigation since 2011, along with several other third parties including equipment installers, engineering design firms who designed and provided specifications for the stations, and contract manufacturers of some of the installed equipment. The subject-matter expert has issued their preliminary report, which indicates that total damages incurred by Esso amounted to approximately 12 million euro. It is the Company’s position that its products were not the cause of any alleged damage. The Company has retained experts to demonstrate that its products did not cause the damage, and in January 2021, submitted its response to the expert’s preliminary report for each station. The expert's response to the Company's report is due to the Court in June 2021. The Company cannot predict the ultimate outcome of this matter. Any exposure related to this matter is neither probable nor estimable at this time. If payments result from a resolution of this matter, depending on the amount, they could have a material effect on the Company’s results of operations.

The Company is defending other various claims and legal actions which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

At December 31, 2020, the Company had $9.1 million of commitments primarily for capital expenditures and the purchase of raw materials to be used in production.

The changes in the carrying amount of the warranty accrual, as recorded in the “Accrued expenses and other current liabilities” line of the Company’s consolidated balance sheets for 2020 and 2019, are as follows:

(In millions)	2020	2019
Beginning balance	$9.1	$9.0
Accruals related to product warranties	9.4	10.7
Additions related to acquisitions	0.6	0.1
Reductions for payments made	(9.4)	(10.7)
Ending balance	$9.7	$9.1

The Company maintains certain warehouses, distribution centers, office space, and equipment operating leases. The Company also has lease agreements that are classified as financing. However, these financing leases are immaterial to the Company.

The components of the Company's operating lease portfolio as of December 31, 2020 are as follows:

Lease Cost (In millions):
Operating lease cost	$11.4
Short-term lease cost	0.4

Other Information:
Weighted-average remaining lease term	3.9 years
Weighted-average discount rate	3.7%

Total rent expense charged to operations for operating leases including contingent rentals was $17.4 million in 2018 under Topic 840.

The future minimum rental payments for non-cancellable operating leases as of December 31, 2020, are as follows:

(In millions)	Total	2021	2022	2023	2024	2025	Thereafter
Undiscounted future minimum rental payments	$34.4	$11.9	$8.0	$5.9	$3.1	$2.0	$3.5
Less: Imputed Interest	$2.4
Present value of lease liabilities	$32.0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Franklin Electric Co., Inc.
Fort Wayne, Indiana
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Goodwill — Distribution Reporting Unit — Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units by utilizing a combination of both the income and market valuation approaches. The income approach estimates fair value based upon future revenue, expenses, and cash flows discounted to present value. The market valuation approach estimates fair value using market multipliers of various financial measures compared to a set of comparable public companies. The determination of the fair value by the income approach using the discounted cash flow analysis requires management to make significant assumptions and estimates related to forecasts of future revenues and operating margins and discount rates. The Company may be required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units is below their associated carrying values. The Company’s goodwill balance was $266.7 million at December 31, 2020, including $37.5 million of goodwill associated with the Distribution Reporting Unit (“Distribution”). The fair value of the Distribution reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

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
•We evaluated the impact of changes in management’s forecasts from the October 1, 2020, annual measurement date to December 31, 2020.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate determined by management.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
February 24, 2021

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded Gicon Pumps & Equipment Inc., Waterite Inc., Waterite America Inc., and CPS Pumps, Inc. (Note 3 - Acquisitions) from its assessment of internal controls over financial reporting as these acquisitions occurred in 2020. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. The net sales and total assets of current year acquisitions represented was approximately 0.4 percent and 6.1 percent of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. This report appears on page 57.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Franklin Electric Co., Inc.
Fort Wayne, Indiana
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded Waterite, Inc. and Waterite America, Inc. (“Waterite”), Gicon Pumps & Equipment, Inc. (“Gicon”) and CPS Pumps, Inc. (“CPS”) from its assessment of internal control over financial reporting as these acquisitions occurred on November 2, 2020 and December 31, 2020, respectively. The combined net sales and total assets of these acquisitions represented approximately 0.4 percent and 6.1 percent, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at these acquired companies.
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
February 24, 2021

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and director nominees required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021, under the headings of “PROPOSAL 1: ELECTION OF DIRECTORS” and “INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS,” and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4, or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021, under the heading of “DELINQUENT SECTION 16(a) REPORTS” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors, the Audit Committee of the board of directors, and the Company’s code of conduct and ethics required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXERCISES AND STOCK VESTED TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021, under the headings of “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021, under the heading “PROPOSAL 2: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2021 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this report:	Form 10-K Annual Report (page)
1. Financial Statements - Franklin Electric Co., Inc.
Consolidated Statements of Income for the three years ended December 31, 2020	22
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2020	23
Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019	24
Consolidated Statements of Cash Flows for the three years ended December 31, 2020	26
Consolidated Statements of Equity for the three years ended December 31, 2020	28
Notes to Consolidated Financial Statements	29
2. Financial Statement Schedule - Franklin Electric Co., Inc.
Schedule II - Valuation and Qualifying Accounts	63
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.
3. Exhibits
Number	Description
3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 30, 2020)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Franklin Electric Co., Inc. Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 29, 2005)*
10.2	Franklin Electric Co., Inc. Amended and Restated Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 24, 2009)*
10.3	Franklin Electric Co., Inc. 2012 Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on May 4, 2012)*
10.4	Franklin Electric Co., Inc. Non-employee Directors’ Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 6, 2020)*
10.5	First Amendment to the Franklin Electric Co., Inc. Non-employee Directors' Deferred Compensation Plan dated December 18, 2020 *
10.6	Amended and Restated Franklin Electric Co., Inc. Pension Restoration Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed for the fiscal year ended January 3, 2009)*
10.7
First Amendment to the Franklin Electric Co., Inc. Pension Restoration Plan dated December 20, 2012 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the fiscal year ended December 29, 2012)*

10.8	Second Amendment to the Franklin Electric Co., Inc. Pension Restoration Plan (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended January 3, 2015)*
10.9
Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended September 29, 2012)*

10.10
First Amendment to the Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan dated December 20, 2012 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended December 29, 2012)*

10.11
Second Amendment to the Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the fiscal year ended January 3, 2015)*

Number	Description
10.12
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
10.15
Form of Confidentiality and Non-Compete Agreement between the Company and Gregg C. Sengstack, John J. Haines, DeLancey W. Davis, Donald P. Kenney, Jonathan M. Grandon, Dr. Paul N. Chhabra, and Jay J. Walsh (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.16	Form of Employment Security Agreement between the Company and DeLancey W. Davis and Donald P. Kenney (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 7, 2013)*
10.17	Form of Employment Security Agreement between the Company and Jonathan M. Grandon (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 1, 2016)*
10.18	Form of Employment Security Agreement between the Company and Dr. Paul N. Chhabra (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 8, 2018)*
10.19	Form of Employment Security Agreement between the Company and Jay J. Walsh (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the fiscal year ended December 31, 2019)**
10.20
Franklin Electric Co., Inc. Executive Severance Policy, as amended and restated effective January 1, 2021 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed on December 18, 2020)*

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

Number	Description
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

10.42	Franklin Electric Co., Inc. 2017 Stock Plan (incorporated by reference to Exhibit A of the Company’s 2017 Proxy Statement filed on March 21, 2017)*
10.43	Retirement Agreement and General Release between the Company and Steven W. Aikman dated March 17, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on May 5, 2020)*
18.1
Franklin Electric Co., Inc. and Subsidiaries Preferability Letter from Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 of the Company’s Form 10-Q for the fiscal quarter ended April 2, 2011)

21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Forward-Looking Statements
101	The following financial information from Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018 (ii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2020, 2019, and 2018, (iii) Consolidated Balance Sheets as of December 31, 2020 and 2019, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019, and 2018, (v) Consolidated Statements of Equity for the years ended December 31, 2020, 2019, and 2018, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management Contract, Compensatory Plan or Arrangement

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
2020
Allowance for doubtful accounts	$3.7	$0.2	$1.0	$1.1	$4.0
Allowance for deferred taxes	6.4	1.9	—	—	8.3
2019
Allowance for doubtful accounts	$4.4	$0.1	$0.9	$0.1	$3.7
Allowance for deferred taxes	6.8	—	0.4	—	6.4
2018
Allowance for doubtful accounts	$4.4	$(0.1)	$—	$0.1	$4.4
Allowance for deferred taxes	9.8	2.3	5.3	—	6.8

(a) Charges for which allowances were created.
(b) Primarily related to acquisitions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: February 24, 2021	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairperson and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2021.

By	/s/ Gregg C. Sengstack
Gregg C. Sengstack
Chairperson and Chief Executive Officer
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