Form 10-Q
period 2021-03-31
FRANKLIN ELECTRIC CO INC
filed 2021-04-30
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	April 28, 2021
$0.10	46,478,652 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
(In thousands, except per share amounts)	March 31, 2021	March 31, 2020

Net sales	$333,046	$266,754
Cost of sales	217,500	176,437
Gross profit	115,546	90,317
Selling, general, and administrative expenses	81,603	75,623
Restructuring expense	152	873
Operating income	33,791	13,821
Interest expense	(1,090)	(1,234)
Other income/(expense), net	(100)	(202)
Foreign exchange income/(expense)	(57)	962
Income before income taxes	32,544	13,347
Income tax (benefit)/expense	4,381	2,555
Net income	$28,163	$10,792
Less: Net (income)/expense attributable to noncontrolling interests	(283)	(149)
Net income attributable to Franklin Electric Co., Inc.	$27,880	$10,643
Income per share:
Basic	$0.60	$0.23
Diluted	$0.59	$0.23

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	First Quarter Ended
(In thousands)	March 31, 2021	March 31, 2020

Net income	$28,163	$10,792
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(11,514)	(37,722)
Employee benefit plan activity	1,116	901
Other comprehensive income/(loss)	(10,398)	(36,821)
Income tax expense related to items of other comprehensive income/(loss)	(232)	(185)
Other comprehensive income/(loss), net of tax	(10,630)	(37,006)
Comprehensive income	17,533	(26,214)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	218	154
Comprehensive income attributable to Franklin Electric Co., Inc.	$17,315	$(26,368)

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$118,331	$130,787
Receivables, less allowances of $3,640 and $3,999, respectively	179,439	159,827
Inventories:
Raw material	93,852	87,226
Work-in-process	20,634	20,565
Finished goods	195,844	193,141
Total inventories	310,330	300,932
Other current assets	27,150	27,708
Total current assets	635,250	619,254

Property, plant, and equipment, at cost:
Land and buildings	153,846	152,323
Machinery and equipment	286,010	287,840
Furniture and fixtures	47,252	47,890
Other	31,927	33,193
Property, plant, and equipment, gross	519,035	521,246
Less: Allowance for depreciation	(313,898)	(312,225)
Property, plant, and equipment, net	205,137	209,021
Right-of-use asset, net	33,449	31,954
Deferred income taxes	9,259	8,824
Intangible assets, net	130,339	133,782
Goodwill	265,296	266,737
Other assets	2,949	2,735
Total assets	$1,281,679	$1,272,307

	March 31, 2021	December 31, 2020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$109,984	$95,903
Accrued expenses and other current liabilities	68,837	89,048
Current lease liability	11,758	11,090
Income taxes	7,104	5,112
Current maturities of long-term debt and short-term borrowings	2,671	2,551
Total current liabilities	200,354	203,704
Long-term debt	91,361	91,966
Long-term lease liability	21,704	20,866
Income taxes payable non-current	11,965	11,965
Deferred income taxes	26,521	25,671
Employee benefit plans	42,546	44,443
Other long-term liabilities	23,710	23,988

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	(168)	(245)

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,412 and 46,222, respectively)	4,641	4,622
Additional capital	292,668	283,420
Retained earnings	779,456	764,562
Accumulated other comprehensive loss	(215,336)	(204,771)
Total shareholders' equity	861,429	847,833
Noncontrolling interest	2,257	2,116
Total equity	863,686	849,949
Total liabilities and equity	$1,281,679	$1,272,307

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020

Cash flows from operating activities:
Net income	$28,163	$10,792
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,574	9,199
Non-cash lease expense	3,068	1,962
Share-based compensation	4,190	4,352
Deferred income taxes	90	(82)
Loss on disposals of plant and equipment	212	106
Foreign exchange (income)/expense	57	(962)
Changes in assets and liabilities, net of acquisitions:
Receivables	(24,196)	(2,574)
Inventory	(14,327)	(19,952)
Accounts payable and accrued expenses	(298)	(4,223)
Operating leases	(3,068)	(1,962)
Income taxes	3,220	786
Employee benefit plans	118	(35)
Other, net	(1,421)	(2,063)
Net cash flows from operating activities	5,382	(4,656)
Cash flows from investing activities:
Additions to property, plant, and equipment	(6,744)	(5,535)
Proceeds from sale of property, plant, and equipment	—	25
Cash paid for acquisitions, net of cash acquired	70	(5,626)
Other, net	3	—
Net cash flows from investing activities	(6,671)	(11,136)
Cash flows from financing activities:
Proceeds from issuance of debt	693	56,680
Repayment of debt	(1,150)	(37,010)
Proceeds from issuance of common stock	5,083	871
Purchases of common stock	(4,849)	(16,981)
Dividends paid	(8,143)	(7,240)
Net cash flows from financing activities	(8,366)	(3,680)
Effect of exchange rate changes on cash	(2,801)	(4,946)
Net change in cash and equivalents	(12,456)	(24,418)
Cash and equivalents at beginning of period	130,787	64,405
Cash and equivalents at end of period	$118,331	$39,987

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020

Cash paid for income taxes, net of refunds	$2,295	$3,126
Cash paid for interest	$2,013	$2,254

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$811	$314
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$4,615	$1,888
Payable to sellers of acquired entities	$—	$650

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2021, and for the first quarters ended March 31, 2021 and March 31, 2020 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the first quarter ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate ("LIBOR") and other reference rates which are expected to be discontinues due to reference rate reform. ASU 2020-04 is effective on a prospective basis between March 12, 2020 and December 31, 2022. The Company adopted the standard effective January 1, 2021, and it did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is expected to reduce cost and complexity related to accounting for income taxes. ASU 2019-12 eliminates the need for the Company to analyze whether certain exceptions apply and improves financial statement preparers' application of income tax-related guidance. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020 with early adoption permitted. Amendments related to franchise taxes that are partially based on income should be applied on either a retrospective or modified retrospective basis. All other amendments should be applied on a prospective basis. The Company adopted the standard effective January 1, 2021, and it did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Accounting Standards Issued But Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for various convertible instruments and reduces form-over-substance-based accounting conclusions for the derivatives scope exception for contracts in an entity’s own equity. The FASB also updated Earnings Per Share (“EPS”) guidance under Topic 260 by requiring an entity to consider the potential effect of share settlement in the diluted EPS calculation for instruments that may be settled in cash or shares as well as other amendments. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021 with early adoption permitted but no earlier than fiscal years beginning after December 15, 2020. The guidance should be adopted at the beginning of a fiscal year. ASU 2020-06 should be applied on either a retrospective or modified retrospective basis. The Company is planning to adopt on January 1, 2022, but does not expect the ASU to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

3. ACQUISITIONS
During the fourth quarter ended December 31, 2020, the Company acquired 100 percent of the ownership interests of Gicon Pumps & Equipment, Inc., a professional groundwater distributor operating seven locations in the state of Texas for a purchase price of $28.1 million after working capital adjustments. Gicon will be included as part of the Distribution segment of the Company. As of March 31, 2021, the Company has recorded estimated fair values that exceed the acquisition price by $2.9 million, representing a bargain purchase gain due to favorable market conditions within accrued expenses and other current liabilities in the consolidated balance sheets. Once the determination of fair values is complete in 2021, the Company will recognize the bargain purchase gain in the consolidated statements of income. In a separate transaction during the fourth quarter ended December 31, 2020, the Company acquired 100 percent of the ownership interests in Waterite Inc. and its affiliate Waterite America Inc., headquartered in Winnipeg, Manitoba, Canada, for a purchase price of $21.9 million after working capital adjustments. Waterite will be included as a part of the Water Systems segment of the Company. The fair value of the assets acquired and liabilities assumed for both acquisitions are preliminary as of March 31, 2021 and is classified as Level 3 within the valuation hierarchy. In addition, the Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for both acquisitions is immaterial.

During the first quarter ended March 31, 2020, the Company acquired all of the assets of a company that manufactures line shaft turbines and other adjacent product lines for a purchase price of $5.9 million after working capital adjustments. The fair value of the assets acquired and liabilities assumed were considered final as of March 31, 2021 and are classified as Level 3 within the valuation hierarchy. In addition, the Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for this acquisition is immaterial.

Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations. There were $0.1 million and $0.0 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the first quarters ended March 31, 2021 and March 31, 2020, respectively.

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

As of March 31, 2021 and December 31, 2020, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$19.9	$19.9	$—	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$20.2	$20.2	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $94.1 million and $94.6 million and estimated fair values of $103.7 million and $107.3 million as of March 31, 2021 and December 31, 2020, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of March 31, 2021, the swap had a notional value based on 280,000 shares. For the first quarters ended March 31, 2021 and March 31, 2020, the swap resulted in a gain of $2.7 million and a loss of $2.7 million, respectively. Gains and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	March 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Patents	$7.4	$(7.2)	$7.5	$(7.3)
Technology	7.5	(7.2)	7.5	(7.2)
Customer relationships	163.7	(80.1)	165.1	(78.5)
Other	6.2	(2.9)	6.3	(3.0)
Total	$184.8	$(97.4)	$186.4	$(96.0)
Unamortizing intangibles:
Trade names	42.9	—	43.4	—
Total intangibles	$227.7	$(97.4)	$229.8	$(96.0)

Amortization expense related to intangible assets for the first quarters ended March 31, 2021 and March 31, 2020 was $2.5 million and $2.4 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2021	2022	2023	2024	2025
	$9.9	$9.6	$9.5	$9.3	$8.5

The change in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2021, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2020	$161.5	$67.7	$37.5	$266.7
Acquisitions	—	—	—	—
Adjustments to prior year acquisitions	(0.1)	—	—	(0.1)
Foreign currency translation	(1.3)	—	—	(1.3)
Balance as of March 31, 2021	$160.1	$67.7	$37.5	$265.3

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of March 31, 2021, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2020 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans and the other post-retirement benefit plan for the first quarters ended March 31, 2021 and March 31, 2020:

(In millions)	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Service cost	$0.2	$0.1	$—	$—
Interest cost	0.7	1.1	—	0.1
Expected return on assets	(1.4)	(1.7)	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	1.0	0.9	0.1	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.5	$0.4	$0.1	$0.1

In the first quarter ended March 31, 2021, the Company made contributions of $0.1 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2021 will be finalized by September 15, 2021, based upon the funding level requirements identified and year-end valuation performed at December 31, 2020.

8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the three month period ended March 31, 2021 was 13.5 percent as compared to 19.1 percent for the three month period ended March 31, 2020. The effective tax rate is lower than the U.S. statutory rate of 21 percent primarily due to foreign earnings taxed at rates below the U.S. statutory rate, the recognition of the U.S. foreign-derived intangible income (FDII) provisions, and certain discrete events including excess tax benefits from share-based compensation partially offset by state taxes.

The decrease in the effective tax rate was primarily a result of more favorable discrete events, including increased excess tax benefits from share-based compensation, recorded in the three months ended March 31, 2021, compared with the same period in 2020.

During the first quarter of 2021, the Company also recorded a deferred tax benefit of $0.8 million as a result of a tax election made in a foreign jurisdiction.

9. DEBT
Debt consisted of the following:

(In millions)	March 31, 2021	December 31, 2020
New York Life Agreement	75.0	75.0
Credit Agreement	—	—
Tax increment financing debt	17.1	17.6
Financing Leases	—	0.1
Foreign subsidiary debt	2.1	1.8
Other	—	0.2
Less: unamortized debt issuance costs	(0.1)	(0.1)
	$94.1	$94.6
Less: current maturities	(2.7)	(2.6)
Long-term debt	$91.4	$92.0

Debt outstanding, excluding unamortized debt issuance costs, at March 31, 2021 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$94.2	$2.7	$1.3	$1.3	$1.4	$76.4	$11.1

Prudential Agreement
The Company maintains the Third Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement"), which expires on July 30, 2021 and has an initial borrowing capacity of $250.0 million. As of March 31, 2021, the Company has $150.0 million borrowing capacity available under the Prudential Agreement.

Project Bonds
The Company, Allen County, Indiana and certain institutional investors maintain a Bond Purchase and Loan Agreement. Under the agreement, Allen County, Indiana issued a series of Project Bonds entitled “Taxable Economic Development Bonds, Series 2012 (Franklin Electric Co., Inc. Project)." The aggregate principal amount of the Project Bonds that were issued, authenticated, and are now outstanding thereunder was limited to $25.0 million. These Project Bonds ("Tax increment financing debt") bear interest at 3.6 percent per annum. Interest and principal balance of the Project Bonds are due and payable by the Company directly to the institutional investors in aggregate semi-annual installments commencing on July 10, 2013, and concluding on January 10, 2033.

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"), with a maximum aggregate borrowing capacity of $200.0 million. On September 26, 2018, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of March 31, 2021, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of March 31, 2021, the Company had no outstanding borrowings, $4.0 million in letters of credit outstanding, and $296.0 million of available capacity under the Credit Agreement.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 1.00 to 3.50 and a minimum interest coverage ratio of 1.00 to 3.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of March 31, 2021.

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

The following table sets forth the computation of basic and diluted earnings per share:

	First Quarter Ended
(In millions, except per share amounts)	March 31, 2021	March 31, 2020
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$27.9	$10.6
Less: Earnings allocated to participating securities	0.2	—
Net income available to common shareholders	$27.7	$10.6
Denominator:
Basic weighted average common shares outstanding	46.3	46.4
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.6	0.4
Diluted weighted average common shares outstanding	46.9	46.8
Basic earnings per share	$0.60	$0.23
Diluted earnings per share	$0.59	$0.23

There were 0.1 million and 0.3 million stock options outstanding for the first quarters ended March 31, 2021 and March 31, 2020, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

11. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the first quarters ended March 31, 2021 and March 31, 2020:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2020	$4,622	$283,420	$764,562	$(52,666)	$(152,105)	$2,116	$849,949	$(245)
Net income			27,880			207	28,087	76
Dividends on common stock ($0.175/share)			(8,143)				(8,143)
Common stock issued	14	5,069					5,083
Common stock repurchased	(6)		(4,843)				(4,849)
Share-based compensation	11	4,179					4,190
Currency translation adjustment					(11,449)	(66)	(11,515)	1
Pension liability, net of tax				884			884
Balance as of March 31, 2021	$4,641	$292,668	$779,456	$(51,782)	$(163,554)	$2,257	$863,686	$(168)

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2019	$4,639	$269,656	$712,460	$(50,089)	$(140,121)	$2,124	$798,669	$(236)
Net Income			10,643			187	10,830	(38)
Dividends on common stock ($0.155/share)			(7,240)				(7,240)
Common stock issued	2	869					871
Common stock repurchased	(35)		(16,946)				(16,981)
Share-based compensation	8	4,344					4,352
Currency translation adjustment					(37,727)	(24)	(37,751)	29
Pension liability, net of taxes				716			716
Balance as of March 31, 2020	$4,614	$274,869	$698,917	$(49,373)	$(177,848)	$2,287	$753,466	$(245)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the three months ended March 31, 2021 and March 31, 2020, are summarized below:

(In millions)
For the three months ended March 31, 2021:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance as of December 31, 2020	$(152.2)	$(52.6)	$(204.8)

Other comprehensive income/(loss) before reclassifications	(11.4)	—	(11.4)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.9	0.9
Net other comprehensive income/(loss)	(11.4)	0.9	(10.5)

Balance as of March 31, 2021	$(163.6)	$(51.7)	$(215.3)

For the three months ended March 31, 2020:
Balance as of December 31, 2019	$(140.2)	$(50.0)	$(190.2)

Other comprehensive income/(loss) before reclassifications	(37.7)	—	(37.7)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.7	0.7
Net other comprehensive income/(loss)	(37.7)	0.7	(37.0)

Balance as of March 31, 2020	$(177.9)	$(49.3)	$(227.2)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.2 million and $0.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

Financial information by reportable business segment is included in the following summary:

	First Quarter Ended
(In millions)	March 31, 2021	March 31, 2020
	Net sales
Water Systems
External sales
United States & Canada	$84.2	$70.9
Latin America	31.7	28.2
Europe, Middle East & Africa	44.4	38.2
Asia Pacific	20.2	13.8
Intersegment sales
United States & Canada	17.1	13.0
Total sales	197.6	164.1
Distribution
External sales
United States & Canada	95.7	60.4
Intersegment sales	—	—
Total sales	95.7	60.4
Fueling Systems
External sales
United States & Canada	37.7	37.4
All other	19.1	17.9
Intersegment sales	—	—
Total sales	56.8	55.3

Intersegment Eliminations/Other	(17.1)	(13.0)
Consolidated	$333.0	$266.8

	First Quarter Ended
	March 31, 2021	March 31, 2020
	Operating income/(loss)
Water Systems	$31.3	$18.8
Distribution	2.0	(2.2)
Fueling Systems	14.9	12.1
Intersegment Eliminations/Other	(14.4)	(14.9)
Consolidated	$33.8	$13.8

	March 31, 2021	December 31, 2020
	Total assets
Water Systems	$634.7	$645.9
Distribution	270.9	249.0
Fueling Systems	267.2	268.9
Other	108.9	108.5
Consolidated	$1,281.7	$1,272.3

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

At March 31, 2021, the Company had $6.8 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the first quarter ended March 31, 2021, are as follows:

(In millions)
Balance as of December 31, 2020	$9.7
Accruals related to product warranties	0.5
Additions related to acquisitions	—
Reductions for payments made	(0.7)
Balance as of March 31, 2021	$9.5

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

The components of the Company’s operating lease portfolio as of the first quarter ended March 31, 2021 are as follows:

Lease Cost (in millions):
Operating lease cost	$3.0
Short-term lease cost	0.3

Other Information:
Weighted-average remaining lease term	4.0 years
Weighted-average discount rate	4.0%

The minimum rental payments for non-cancellable operating leases as of March 31, 2021, are as follows:

(In millions)	2021	2022	2023	2024	2025	Thereafter
Future Minimum Rental Payments	$10.0	$9.3	$6.3	$3.5	$2.1	$5.2

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the first quarters ended March 31, 2021 and March 31, 2020 are as follows:

	March 31, 2021	March 31, 2020
Risk-free interest rate	0.66%	1.39%
Dividend yield	0.96%	1.04%
Volatility factor	34.98%	29.45%
Expected term	5.5 years	5.5 years

A summary of the Company’s outstanding stock option activity and related information for the first quarter ended March 31, 2021 is as follows:

(Shares in thousands)	March 31, 2021
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,331	$41.90
Granted	152	73.14
Exercised	(143)	35.46
Forfeited	—	—
Outstanding at end of period	1,340	$46.12
Expected to vest after applying forfeiture rate	1,336	$46.07
Vested and exercisable at end of period	949	$39.71

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of March 31, 2021 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	6.08 years	$31,522
Expected to vest after applying forfeiture rate	6.07 years	$31,499
Vested and exercisable at end of period	4.93 years	$28,004

The total intrinsic value of options exercised during the first quarters ended March 31, 2021 and March 31, 2020 was $5.8 million and $0.5 million, respectively.

As of March 31, 2021, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.99 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the first quarter ended March 31, 2021 is as follows:

(Shares in thousands)	March 31, 2021
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	403	$49.34
Awarded	92	73.15
Vested	(107)	41.45
Forfeited	(7)	43.34
Non-vested at end of period	381	$57.41

As of March 31, 2021, there was $12.7 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.61 years.

16. SUBSEQUENT EVENT
On April 1, 2021, the Company acquired 100 percent of the ownership interests in Puronics, Inc. and its wholly owned subsidiaries, headquartered in Livermore, California, for approximately $28 million. Puronics is a residential and commercial water treatment products and services provider and will be included as a part of the Water Systems segment of the Company. The initial accounting for this acquisition is incomplete, and the Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for this acquisition is immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2021 vs. First Quarter 2020

OVERVIEW
Sales in the first quarter of 2021 increased from the first quarter of last year. Sales in the quarter increased by $66.2 million, or about 25 percent, due to higher Water and Distribution sales volumes, achieved price realization, and acquisitions. The Company's consolidated gross profit was $115.5 million for the first quarter of 2021, an increase from the prior year’s first quarter. The gross profit as a percent of net sales was 34.7 percent in the first quarter of 2021 versus 33.9 percent during the first quarter 2020 and improved primarily due to better price realization and product sales mix. For the first quarter of 2021, diluted earnings per share were $0.59, up from the first quarter of 2020 diluted earnings per share of $0.23.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first quarter of 2021 were $333.0 million, an increase of $66.2 million or about 25 percent compared to 2020 first quarter sales of $266.8 million. The sales increase from acquisition related sales was $23.5 million. Sales revenue decreased by $2.9 million or about 1 percent in the first quarter of 2021 due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, the Company’s organic sales growth was about 17 percent.

	Net Sales
(In millions)	Q1 2021	Q1 2020	2021 v 2020
Water Systems	$197.6	$164.1	$33.5
Fueling Systems	56.8	55.3	$1.5
Distribution	95.7	60.4	$35.3
Eliminations/Other	(17.1)	(13.0)	$(4.1)
Consolidated	$333.0	$266.8	$66.2

Net Sales-Water Systems
Water Systems revenues were $197.6 million in the first quarter 2021, an increase of $33.5 million or about 20 percent versus the first quarter 2020 sales of $164.1 million. In the first quarter of 2021, sales from businesses acquired since the first quarter of 2020 were $7.2 million. Sales were decreased by $3.7 million or 2 percent in the quarter due to foreign currency translation. Water Systems sales were up about 18 percent, excluding acquisitions and foreign currency translation, in the first quarter of 2021 versus the first quarter of 2020.

Water Systems sales in the U.S. and Canada were up about 21 percent compared to the first quarter 2020. Foreign currency translation increased sales by about 1 percent. In the first quarter of 2021, sales from businesses acquired since the first quarter of 2020 were $7.2 million. Sales of groundwater pumping equipment increased by about 24 percent and sales of surface pumping equipment increased by about 10 percent versus the first quarter 2020, due to strong end market demand. These increases were offset by lower sales of dewatering equipment, which were down by about 8 percent, due to lower sales in the rental channel.

Water Systems sales in markets outside the U.S. and Canada increased by 20 percent overall. Foreign currency translation decreased sales by 6 percent. Outside the U.S. and Canada, Water Systems organic sales increased by 26 percent, driven by higher sales in all regions of the world: Latin America, Asia Pacific, Europe, the Middle East, and Africa markets.

Net Sales-Fueling Systems
Fueling Systems sales were $56.8 million in the first quarter of 2021, an increase of $1.5 million or about 3 percent versus the first quarter 2020 sales of $55.3 million. Fueling Systems sales were increased by $0.8 million in the quarter due to foreign currency translation. Fueling Systems sales, excluding foreign currency translation, increased by about 1 percent.

Fueling Systems sales in the U.S. and Canada increased by about 1 percent compared to the first quarter 2020. The increase was principally in the pumping and fuel management systems product lines. Outside the U.S. and Canada, Fueling Systems revenues increased by about 7 percent, driven by higher sales in Latin America, Europe, the Middle East and Africa.

Net Sales - Distribution
Distribution sales were $95.7 million in the first quarter 2021, an increase of $35.3 million or about 58 percent versus first quarter 2020 sales of $60.4 million. In the first quarter of 2021, sales from businesses acquired since the first quarter of 2020 were $16.3 million. The Distribution segment organic sales increased about 31 percent compared to the first quarter of 2020. Broad based demand in all regions and product categories, customer purchase pull forwards and the Texas winter storm combined to drive the organic revenue growth compared to the first quarter 2020.

Cost of Sales
Cost of sales as a percentage of net sales for the first quarters of 2021 and 2020 was 65.3 percent and 66.1 percent, respectively. Correspondingly, gross profit margin increased to 34.7 percent from 33.9 percent. The Company’s consolidated gross profit was $115.5 million for the first quarter of 2021, an increase from the first quarter of 2020 gross profit of $90.3 million. The gross profit margin improved primarily due to better price realization, favorable product sales mix shifts and cost management.

Selling, General, and Administrative ("SG&A")
Selling, general, and administrative (SG&A) expenses were $81.6 million in the first quarter of 2021 compared to $75.6 million in the first quarter of 2020. SG&A expenses from acquired businesses were $4.9 million and excluding the acquired entities, the Company’s SG&A expenses in the first quarter of 2021 were $76.7 million, an increase of about 1 percent from the first quarter 2020.

Restructuring Expenses
There were $0.2 million of restructuring expenses for the first quarter of 2021. Restructuring expenses for the first quarter of 2021 were $0.1 million in the Water segment related to continued miscellaneous manufacturing realignment activities, as well as $0.1 million in the Distribution segment related to miscellaneous branch closings and consolidation.

There were $0.9 million of restructuring expenses for the first quarter of 2020. Restructuring expenses for the first quarter of 2020 were $0.6 million in the Water and $0.2 million in Fueling segments and related to continued miscellaneous manufacturing realignment activities, as well as $0.1 million in the Distribution segment related to miscellaneous branch closings and consolidation.

Operating Income
Operating income was $33.8 million in the first quarter of 2021, up $20.0 million or about 144 percent from $13.8 million in the first quarter of 2020.

	Operating income (loss)
(In millions)	Q1 2021	Q1 2020	2021 v 2020
Water Systems	$31.3	$18.8	$12.5
Fueling Systems	14.9	12.1	2.8
Distribution	2.0	(2.2)	4.2
Eliminations/Other	(14.4)	(14.9)	0.5
Consolidated	$33.8	$13.8	$20.0

Operating Income-Water Systems
Water Systems operating income was $31.3 million in the first quarter 2021, up $12.5 million versus the first quarter 2020. Operating income increased in Water Systems primarily due to higher sales volume. The first quarter operating income margin was 15.8 percent, up 430 basis points from 11.5 percent in the first quarter of 2020. Operating income margin increased in Water Systems primarily due to leverage from higher sales, price realization, and improved product sales mix.

Operating Income-Fueling Systems
Fueling Systems operating income was $14.9 million in the first quarter of 2021 compared to $12.1 million in the first quarter of 2020. The increase in operating income was primarily related to higher sales and cost management. The first quarter Fueling Systems operating income margin was 26.2 percent, an increase of 430 basis points from the 21.9 percent of net sales in the first quarter of 2020. Operating income margin increased due to price realization and cost management.

Operating Income-Distribution
The Distribution segment recorded operating income of $2.0 million in the first quarter of 2021 compared to a $2.2 million loss in the first quarter of 2020. Distribution’s increase in operating income was primarily due to higher sales and the Gicon acquisition compared to the first quarter 2020. Distribution’s operating income margin was 2.1 percent in the first quarter of 2021 versus a negative 3.6 percent of net sales in the first quarter of 2020. Operating income margin improved due to leverage on fixed cost from higher sales, price realization and cost management.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in the first quarter of 2021 versus the first quarter of 2020 was less expense, or an improvement, of $0.3 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses were lower by $0.2 million or about 2 percent to last year.

Interest Expense
Interest expense for the first quarters of 2021 and 2020 was $1.1 million and $1.2 million, respectively.

Other Income or Expense
Other income or expense was a loss in the first quarter of 2021 of $0.1 million and a loss of $0.2 million in the first quarter of 2020.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first quarter of 2021 of $0.1 million, primarily due to the Argentinian Peso relative to the U.S. dollar. Foreign currency-based transactions produced a gain for the first quarter of 2020 of $1.0 million, primarily due to the Argentinian Peso relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the first quarter of 2021 and 2020 was $4.4 million and $2.6 million, respectively. The effective tax rate for the first quarter of 2021 was about 14 percent, and before the impact of discrete events, was about 20 percent. The effective tax rate for the first quarter of 2020 was about 19 percent, and before the impact of discrete events, was about 20 percent. The decrease in the effective tax rate was primarily a result of larger net favorable discrete events, including increased excess tax benefits from share-based compensation and a deferred tax benefit from a tax election made in a foreign jurisdiction, recorded in the first quarter of 2021 compared to the first quarter of 2020. The tax rate as a percentage of pre-tax earnings for the full year of 2021 is projected to be about 20 percent, compared to the full year 2020 tax rate of about 21 percent, both before discrete adjustments.

Net Income
Net income for the first quarter of 2021 was $28.2 million compared to the prior year first quarter net income of $10.8 million. Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2021 was $27.9 million, or $0.59 per diluted share, compared to the prior year first quarter net income attributable to Franklin Electric Co., Inc. of $10.6 million or $0.23 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at March 31, 2021 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of March 31, 2021 the Company had a $300.0 million revolving credit facility. The facility is scheduled to mature on October 28, 2021. As of March 31, 2021, the Company had $296.0 million borrowing capacity under the Credit Agreement as $4.0 million in letters of commercial and standby letters of credit were outstanding and undrawn and no revolver borrowings were drawn and outstanding.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity of  $125.0 million as of March 31, 2021. The Company also has other long-term debt borrowings outstanding as of March 31, 2021. See Note 9 - Debt for additional specifics regarding these obligations and future maturities.

At March 31, 2021, the Company had $74.4 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first three months of 2021 and 2020.

(in millions)	2021	2020
Net cash flows from operating activities	$5.4	$(4.7)
Net cash flows from investing activities	(6.7)	(11.1)
Net cash flows from financing activities	(8.4)	(3.7)
Impact of exchange rates on cash and cash equivalents	(2.8)	(4.9)
Change in cash and cash equivalents	$(12.5)	$(24.4)

Cash Flows from Operating Activities
2021 vs. 2020
Net cash provided by operating activities was $5.4 million for the three months ended March 31, 2021 compared to $4.7 million used in operating activities for the three months ended March 31, 2020. The increase in cash provided by operating activities was due to increased net income of $17.4 million and increased accrued income taxes of $2.4 million offset by an increase of $12.1 million in working capital requirements, primarily driven by increased receivables due to higher sales.

Cash Flows from Investing Activities
2021 vs. 2020
Net cash used in investing activities was $6.7 million for the three months ended March 31, 2021 compared to $11.1 million used in investing activities for the three months ended March 31, 2020. The decrease in cash used in investing activities was attributable to decreased acquisition activity partially offset by increased property, plant, and equipment purchases.

Cash Flows from Financing Activities
2021 vs. 2020
Net cash used in financing activities was $8.4 million for the three months ended March 31, 2021 compared to $3.7 million used in financing activities for the three months ended March 31, 2020. The increase in cash used in financing activities was attributable to a decrease in net debt proceeds of approximately $20.1 million offset by an increase of $4.2 million in issuance of common stock, primarily through stock option exercises, and decreased common stock repurchases of $12.1 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, epidemics and pandemics, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in Exhibit 99.1 thereto. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the first quarter ended March 31, 2021. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is defending various claims and legal actions which have arisen in the ordinary course of business. For a description of the Company's material legal proceedings, refer to Note 14 - Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q, which is incorporated into this Item 1 by reference. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, other claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

ITEM 1A. RISK FACTORS
There have been no material changes to the Company's risk factors as set forth in the annual report on Form 10-K for the fiscal year ended December 31, 2020. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 14,435 shares for approximately $1.1 million under the plan during the first quarter of 2021. The maximum number of shares that may still be purchased under this plan as of March 31, 2021 is 919,388.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
January 1 - January 31	—	—	—	933,823
February 1 - February 29	—	—	—	933,823
March 1 - March 31	14,435	76.29	14,435	919,388
Total	14,435	76.29	14,435	919,388

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2020)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the first quarter ended March 31, 2021 and 2020 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the first quarter ended March 31, 2021 and 2020, (iii) Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: April 30, 2021	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2021	By	/s/ John J. Haines
John J. Haines, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)