Form 10-Q
period 2021-06-30
FRANKLIN ELECTRIC CO INC
filed 2021-08-03
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	July 30, 2021
$0.10	46,432,448 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net sales	$437,280	$308,281	$770,326	$575,035
Cost of sales	285,041	201,159	502,541	377,596
Gross profit	152,239	107,122	267,785	197,439
Selling, general, and administrative expenses	100,485	72,314	182,088	147,937
Restructuring expense	153	875	305	1,748
Operating income	51,601	33,933	85,392	47,754
Interest expense	(1,366)	(1,132)	(2,456)	(2,366)
Other income/(expense), net	(430)	(397)	(530)	(599)
Foreign exchange income/(expense)	(1,189)	(906)	(1,246)	56
Income before income taxes	48,616	31,498	81,160	44,845
Income tax (benefit)/expense	9,253	6,696	13,634	9,251
Net income	$39,363	$24,802	$67,526	$35,594
Less: Net (income)/expense attributable to noncontrolling interests	(222)	(151)	(505)	(300)
Net income attributable to Franklin Electric Co., Inc.	$39,141	$24,651	$67,021	$35,294
Income per share:
Basic	$0.84	$0.53	$1.44	$0.76
Diluted	$0.83	$0.52	$1.42	$0.75

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net income	$39,363	$24,802	$67,526	$35,594
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	8,135	1,977	(3,379)	(35,745)
Employee benefit plan activity	1,117	901	2,233	1,802
Other comprehensive income/(loss)	9,252	2,878	(1,146)	(33,943)
Income tax expense related to items of other comprehensive income/(loss)	(232)	(185)	(464)	(370)
Other comprehensive income/(loss), net of tax	9,020	2,693	(1,610)	(34,313)
Comprehensive income	48,383	27,495	65,916	1,281
Less: Comprehensive income/(loss) attributable to noncontrolling interests	243	173	461	327
Comprehensive income attributable to Franklin Electric Co., Inc.	$48,140	$27,322	$65,455	$954

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$81,597	$130,787
Receivables, less allowances of $4,136 and $3,999, respectively	226,074	159,827
Inventories:
Raw material	117,503	87,226
Work-in-process	22,518	20,565
Finished goods	210,100	193,141
Total inventories	350,121	300,932
Other current assets	33,474	27,708
Total current assets	691,266	619,254

Property, plant, and equipment, at cost:
Land and buildings	156,480	152,323
Machinery and equipment	292,734	287,840
Furniture and fixtures	48,361	47,890
Other	36,500	33,193
Property, plant, and equipment, gross	534,075	521,246
Less: Allowance for depreciation	(323,652)	(312,225)
Property, plant, and equipment, net	210,423	209,021
Right-of-use asset, net	35,881	31,954
Deferred income taxes	9,507	8,824
Intangible assets, net	244,261	133,782
Goodwill	316,409	266,737
Other assets	3,098	2,735
Total assets	$1,510,845	$1,272,307

	June 30, 2021	December 31, 2020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$148,862	$95,903
Accrued expenses and other current liabilities	89,443	89,048
Current lease liability	12,680	11,090
Income taxes	3,592	5,112
Current maturities of long-term debt and short-term borrowings	132,428	2,551
Total current liabilities	387,005	203,704
Long-term debt	91,279	91,966
Long-term lease liability	23,416	20,866
Income taxes payable non-current	11,610	11,965
Deferred income taxes	27,373	25,671
Employee benefit plans	41,386	44,443
Other long-term liabilities	25,145	23,988

Commitments and contingencies (see Note 14)	—	—

Redeemable noncontrolling interest	(209)	(245)

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,455 and 46,222, respectively)	4,645	4,622
Additional capital	298,944	283,420
Retained earnings	804,047	764,562
Accumulated other comprehensive loss	(206,337)	(204,771)
Total shareholders' equity	901,299	847,833
Noncontrolling interest	2,541	2,116
Total equity	903,840	849,949
Total liabilities and equity	$1,510,845	$1,272,307

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020

Cash flows from operating activities:
Net income	$67,526	$35,594
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	20,535	17,990
Non-cash lease expense	6,471	5,283
Share-based compensation	6,573	7,015
Deferred income taxes	376	(125)
Loss on disposals of plant and equipment	131	448
Foreign exchange (income)/expense	1,246	(56)
Changes in assets and liabilities, net of acquisitions:
Receivables	(62,860)	(17,820)
Inventory	(41,848)	(7,520)
Accounts payable and accrued expenses	50,262	8,561
Operating leases	(6,471)	(5,283)
Income taxes	(4,362)	3,825
Income taxes-U.S. Tax Cuts and Jobs Act	(355)	—
Employee benefit plans	(160)	99
Other, net	(1,534)	(1,010)
Net cash flows from operating activities	35,530	47,001
Cash flows from investing activities:
Additions to property, plant, and equipment	(12,777)	(9,445)
Proceeds from sale of property, plant, and equipment	8	25
Cash paid for acquisitions, net of cash acquired	(180,917)	(5,826)
Other, net	27	3
Net cash flows from investing activities	(193,659)	(15,243)
Cash flows from financing activities:
Proceeds from issuance of debt	150,343	98,234
Repayment of debt	(21,079)	(116,142)
Proceeds from issuance of common stock	8,989	1,520
Purchases of common stock	(11,231)	(17,724)
Dividends paid	(16,320)	(14,446)
Net cash flows from financing activities	110,702	(48,558)
Effect of exchange rate changes on cash	(1,763)	(4,522)
Net change in cash and equivalents	(49,190)	(21,322)
Cash and equivalents at beginning of period	130,787	64,405
Cash and equivalents at end of period	$81,597	$43,083

	Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020

Cash paid for income taxes, net of refunds	$17,496	$6,227
Cash paid for interest	$2,505	$2,483

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$492	$204
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$5,515	$4,915
Payable to sellers of acquired entities	$600	$—
Accrued dividends payable to noncontrolling interest	$—	$830

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2021, and for the second quarters and six months ended June 30, 2021 and June 30, 2020 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the second quarter and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

3. ACQUISITIONS
During the second quarter ended June 30, 2021, the Company acquired, in separate transactions, 100 percent of the ownership interests of Puronics, Inc. and its wholly owned subsidiaries, headquartered in Livermore, California, and 100 percent of the ownership interests of New Aqua, LLC and its wholly owned subsidiaries, headquartered in Indianapolis, Indiana. Both Puronics and New Aqua are water treatment equipment providers and will be included as a part of the Water Systems segment of the Company. In a separate transaction during the second quarter ended June 30, 2021, the Company acquired all of the assets of Power Integrity Services, LLC, a North Carolina-based company, which will be included in the Fueling Systems segment of the Company.

In another separate transaction during the second quarter ended June 30, 2021, the Company acquired all of the assets of Atlantic Turbine Pump, LLC, a Georgia-based company, which will be included in the Distribution segment of the Company.

As of June 30, 2021, the Company has recorded estimated fair values that exceed the acquisition price by $0.5 million, representing a bargain purchase gain due to favorable market conditions within accrued expenses and other current liabilities in the consolidated balance sheets for the Atlantic Turbine Pump acquisition. Once the determination of fair values is complete in 2022, the Company will recognize the bargain purchase gain in the consolidated statements of income.

The combined purchase price for all acquisitions in the quarter was $184.3 million after working capital adjustments, which were all cash transactions. All acquisitions in the quarter expand the Company's geographical presence and product channels. The fair value of the assets acquired and liabilities assumed for all acquisitions are preliminary as of June 30, 2021 and is classified as Level 3 within the valuation hierarchy.

The identifiable intangible assets recognized in the separate transactions in the second quarter ended June 30, 2021, were $115.6 million, and consist primarily of customer relationships and trade names, which will be amortized using the straight-line method over 12 - 20 years.

The goodwill of $50.1 million resulting from the acquisitions in the second quarter ended June 30, 2021, is expected to be deductible for tax purposes and consists primarily of expanded geographical presence and product channel expansion. Goodwill was recorded in the Water Systems and Fueling Systems segment (see Note 6 - Goodwill and Other Intangible Assets).

For all acquisitions in the second quarter ended June 30, 2021, consolidated annual revenue for the full year 2020 was $97.3 million, which would be incremental to the Company's revenue had the acquisition occurred on the first day of 2020. Since acquisition in the second quarter of 2021, consolidated revenue was $15.6 million. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for all acquisitions is immaterial.

During the fourth quarter ended December 31, 2020, the Company acquired 100 percent of the ownership interests of Gicon Pumps & Equipment, Inc., a professional groundwater distributor operating seven locations in the state of Texas for a purchase price of $28.1 million after working capital adjustments. Gicon will be included as part of the Distribution segment of the Company. As of June 30, 2021, the Company has recorded estimated fair values that exceed the acquisition price by $3.4 million, representing a bargain purchase gain due to favorable market conditions within accrued expenses and other current liabilities in the consolidated balance sheets. Once the determination of fair values is complete in 2021, the Company will recognize the bargain purchase gain in the consolidated statements of income. In a separate transaction during the fourth quarter ended December 31, 2020, the Company acquired 100 percent of the ownership interests in Waterite Inc. and its affiliate Waterite America Inc., headquartered in Winnipeg, Manitoba, Canada, for a purchase price of $21.9 million after working capital adjustments. Waterite will be included as a part of the Water Systems segment of the Company. The fair value of the assets acquired and liabilities assumed for both acquisitions are preliminary as of June 30, 2021 and is classified as Level 3 within the valuation hierarchy. In addition, the Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for both acquisitions is immaterial.

Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations. There were $0.8 million and $0.9 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the second quarter and six months ended June 30, 2021, respectively. Transaction costs were immaterial in the second quarter and six months ended June 30, 2020.

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of June 30, 2021 and December 31, 2020, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5.9	$5.9	$—	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$20.2	$20.2	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $223.7 million and $94.6 million and estimated fair values of $233.6 million and $107.3 million as of June 30, 2021 and December 31, 2020, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of June 30, 2021, the swap had a notional value based on 210,000 shares. For the second quarter and six months ended June 30, 2021, the swap resulted in a gain of $0.6 million and a gain of $3.3 million, respectively. For the second quarter and six months ended June 30, 2020 the swap resulted in a gain of $1.3 million and a loss of $1.5 million respectively. Gains and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	June 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Patents	$7.4	$(7.3)	$7.5	$(7.3)
Technology	7.5	(7.3)	7.5	(7.2)
Customer relationships	246.7	(83.4)	165.1	(78.5)
Trade names	37.2	(0.4)	$3.4	(0.2)
Other	3.1	(2.8)	2.9	(2.8)
Total	$301.9	$(101.2)	$186.4	$(96.0)
Unamortizing intangibles:
Trade names	43.6	—	43.4	—
Total intangibles	$345.5	$(101.2)	$229.8	$(96.0)

Amortization expense related to intangible assets for the second quarters ended June 30, 2021 and June 30, 2020 was $3.5 million and $2.3 million respectively, and for the six months ended June 30, 2021 and June 30, 2020, $6.0 million and $4.7 million respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2021	2022	2023	2024	2025
	$12.6	$14.4	$14.3	$14.1	$13.3

The change in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2021, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2020	$161.5	$67.7	$37.5	$266.7
Acquisitions	47.5	2.6	—	50.1
Adjustments to prior year acquisitions	0.1	—	—	0.1
Foreign currency translation	(0.5)	—	—	(0.5)
Balance as of June 30, 2021	$208.6	$70.3	$37.5	$316.4
7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of June 30, 2021, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2020 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the second quarters and six months ended June 30, 2021 and June 30, 2020:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Service cost	$0.2	$0.2	$0.4	$0.3
Interest cost	0.7	1.1	1.4	2.2
Expected return on assets	(1.4)	(1.7)	(2.8)	(3.4)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	1.1	0.9	2.1	1.8
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.6	$0.5	$1.1	$0.9

In the six months ended June 30, 2021, the Company made contributions of $0.1 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2021 will be finalized by September 15, 2021, based upon the funding level requirements identified and year-end valuation performed at December 31, 2020.

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the second quarters and six months ended June 30, 2021 and June 30, 2020:

(In millions)	Other Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Service cost	$—	$—	$—	$—
Interest cost	0.1	—	0.1	0.1
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	—	—	0.1	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.1	$—	$0.2	$0.1

8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the six month period ended June 30, 2021 was 16.8 percent as compared to 20.6 percent for the six month period ended June 30, 2020. The effective tax rate is lower than the U.S. statutory rate of 21 percent primarily due to foreign earnings taxed at rates below the U.S. statutory rate, the recognition of the U.S. foreign-derived intangible income (FDII) provisions, and certain discrete events including excess tax benefits from share-based compensation partially offset by state taxes. For the second quarter of 2021 the effective tax rate was 19.0 percent as compared to 21.3 percent for the second quarter of 2020.

The decrease in the effective tax rate was primarily a result of net favorable discrete events of $0.5 million, including increased excess tax benefits from share-based compensation, recorded in the second quarter of 2021 compared to net unfavorable discrete events of $0.4 million in the second quarter of 2020 due to a valuation allowance on deferred tax assets in foreign jurisdictions. During the first quarter of 2021, the Company also recorded a deferred tax benefit of $0.8 million as a result of a tax election made in a foreign jurisdiction.

9. DEBT

Debt consisted of the following:

(In millions)	June 30, 2021	December 31, 2020
New York Life Agreement	75.0	75.0
Credit Agreement	130.0	—
Tax increment financing debt	17.1	17.6
Financing Leases	—	0.1
Foreign subsidiary debt	1.7	1.8
Other	—	0.2
Less: unamortized debt issuance costs	(0.1)	(0.1)
	$223.7	$94.6
Less: current maturities	(132.4)	(2.6)
Long-term debt	$91.3	92.0

Debt outstanding, excluding unamortized debt issuance costs, at June 30, 2021 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$223.8	$132.5	$1.3	$1.3	$1.4	$76.4	$10.9

Prudential Agreement
The Company maintains the Third Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement"), which expires on July 30, 2021 and has an initial borrowing capacity of $250.0 million. As of June 30, 2021, the Company had no notes issued and  $150.0 million borrowing capacity available under the Prudential Agreement.

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

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"), with a maximum aggregate borrowing capacity of $200.0 million. On September 26, 2018, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of June 30, 2021, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

Credit Agreement
The Company maintains the Fourth Amended and Restated Credit Agreement (the "Credit Agreement”). The Credit Agreement was renewed on May 13, 2021, has a maturity date of May 13, 2026, and commitment amount of $250.0 million. The Credit Agreement provides that the Borrowers may request an increase in the aggregate commitments by up to $125.0 million subject to agreement of the lenders (not to exceed a total commitment of $375.0 million). Under the Credit Agreement, the Borrowers are required to pay certain fees, including a facility fee of 0.100% to 0.275% (depending on the Company's leverage ratio) of the aggregate commitment, which fee is payable quarterly in arrears. Loans may be made either at (i) a Eurocurrency rate based on LIBOR plus an applicable margin of 0.85% to 1.88% (depending on the Company's leverage ratio) or (ii) an alternative base rate as defined in the Credit Agreement.

As of June 30, 2021, the Company had $130.0 million outstanding borrowings, $4.0 million in letters of credit outstanding, and $116.0 million of available capacity under the Credit Agreement.

Covenants

The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of June 30, 2021.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$39.1	$24.7	$67.0	$35.3
Less: Earnings allocated to participating securities	0.2	0.2	0.4	0.2
Net income available to common shareholders	$38.9	$24.5	$66.6	$35.1
Denominator:
Basic weighted average common shares outstanding	46.5	46.2	46.4	46.3
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.6	0.3	0.6	0.4
Diluted weighted average common shares outstanding	47.1	46.5	47.0	46.7
Basic earnings per share	$0.84	$0.53	$1.44	$0.76
Diluted earnings per share	$0.83	$0.52	$1.42	$0.75

There were 0.0 million and 0.4 million stock options outstanding for the second quarters ended June 30, 2021 and June 30, 2020, and 0.1 million and 0.3 million stock options outstanding for the six months ended June 30, 2021 and June 30, 2020 respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

11. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the second quarters ended June 30, 2021 and June 30, 2020:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2021	$4,641	$292,668	$779,456	$(51,782)	$(163,554)	$2,257	$863,686	$(168)
Net income			39,141			270	39,411	(48)
Dividends on common stock ($0.175/share)			(8,177)				(8,177)
Common stock issued	12	3,894					3,906
Common stock repurchased	(9)		(6,373)				(6,382)
Share-based compensation	1	2,382					2,383
Noncontrolling dividend						—	—
Currency translation adjustment					8,114	14	8,128	7
Pension liability, net of tax				885			885
Balance as of June 30, 2021	$4,645	$298,944	$804,047	$(50,897)	$(155,440)	$2,541	$903,840	$(209)

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2020	$4,614	$274,869	$698,917	$(49,373)	$(177,848)	$2,287	$753,466	$(245)
Net Income			24,651			169	24,820	(18)
Dividends on common stock ($0.155/share)			(7,206)				(7,206)
Common stock issued	2	647					649
Common stock repurchased	(2)		(741)				(743)
Share-based compensation	4	2,659					2,663
Noncontrolling dividend						(830)	(830)
Currency translation adjustment					1,955	21	1,976	1
Pension liability, net of taxes				716			716
Balance as of June 30, 2020	$4,618	$278,175	$715,621	$(48,657)	$(175,893)	$1,647	$775,511	$(262)

The schedule below set forth equity changes in the six months ended June 30, 2021 and June 30, 2020:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2020	$4,622	$283,420	$764,562	$(52,666)	$(152,105)	$2,116	$849,949	$(245)
Net Income			67,021			477	67,498	28
Dividends on common stock ($0.3500/share)			(16,320)				(16,320)
Common stock issued	26	8,963					8,989
Common stock repurchased	(15)		(11,216)				(11,231)
Share-based compensation	12	6,561					6,573
Noncontrolling dividend						—	—
Currency translation adjustment					(3,335)	(52)	(3,387)	8
Pension liability, net of taxes				1,769			1,769
Balance as of June 30, 2021	$4,645	$298,944	$804,047	$(50,897)	$(155,440)	$2,541	$903,840	$(209)

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2019	$4,639	$269,656	$712,460	$(50,089)	$(140,121)	$2,124	$798,669	$(236)
Net Income			35,294			356	35,650	(56)
Dividends on common stock ($0.3100/share)			(14,446)				(14,446)
Common stock issued	4	1,516					1,520
Common stock repurchased	(37)		(17,687)				(17,724)
Share-based compensation	12	7,003					7,015
Noncontrolling dividend						(830)	(830)
Currency translation adjustment					(35,772)	(3)	(35,775)	30
Pension liability, net of taxes				1,432			1,432
Balance as of June 30, 2020	$4,618	$278,175	$715,621	$(48,657)	$(175,893)	$1,647	$775,511	$(262)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2021 and June 30, 2020, are summarized below:

(In millions)
For the six months ended June 30, 2021:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance as of December 31, 2020	$(152.2)	$(52.6)	$(204.8)

Other comprehensive income/(loss) before reclassifications	(3.3)	—	(3.3)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.8	1.8
Net other comprehensive income/(loss)	(3.3)	1.8	(1.5)

Balance as of June 30, 2021	$(155.5)	$(50.8)	$(206.3)

For the six months ended June 30, 2020:
Balance as of December 31, 2019	$(140.2)	$(50.0)	$(190.2)

Other comprehensive income/(loss) before reclassifications	(35.8)	—	(35.8)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.4	1.4
Net other comprehensive income/(loss)	(35.8)	1.4	(34.4)

Balance as of June 30, 2020	$(176.0)	$(48.6)	$(224.6)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.5 million and $0.4 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

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

Financial information by reportable business segment is included in the following summary:

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	Net sales
Water Systems
External sales
United States & Canada	$114.1	$80.8	$198.3	$151.7
Latin America	34.7	24.2	66.4	52.4
Europe, Middle East & Africa	51.4	35.5	95.8	73.7
Asia Pacific	20.1	19.7	40.3	33.5
Intersegment sales
United States & Canada	26.9	18.2	44.0	31.2
Total sales	247.2	178.4	444.8	342.5
Distribution
External sales
United States & Canada	144.8	92.1	240.5	152.5
Intersegment sales	—	—	—	—
Total sales	144.8	92.1	240.5	152.5
Fueling Systems
External sales
United States & Canada	50.6	35.3	88.1	72.6
All other	21.6	20.7	40.9	38.6
Intersegment sales	—	—	—	—
Total sales	72.2	56.0	129.0	111.2

Intersegment Eliminations/Other	(26.9)	(18.2)	(44.0)	(31.2)
Consolidated	$437.3	$308.3	$770.3	$575.0

	Second Quarter Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	Operating income/(loss)
Water Systems	$34.6	$28.7	$65.9	$47.5
Distribution	16.0	6.8	18.0	4.6
Fueling Systems	18.5	13.5	33.4	25.6
Intersegment Eliminations/Other	(17.5)	(15.1)	(31.9)	(29.9)
Consolidated	$51.6	$33.9	$85.4	$47.8

	June 30, 2021	December 31, 2020
	Total assets
Water Systems	$863.0	$645.9
Distribution	296.6	249.0
Fueling Systems	270.0	268.9
Other	81.2	108.5
Consolidated	$1,510.8	$1,272.3

Other Assets are generally Corporate assets that are not allocated to the segments and are comprised primarily of cash and property, plant and equipment.

14. COMMITMENTS AND CONTINGENCIES
In 2011, the Company became aware of a review of alleged issues with certain underground piping connections installed in filling stations in France owned by the French Subsidiary of Exxon Mobile, Esso S.A.F. A French court ordered that a designated, subject-matter expert review 103 filling stations to determine what, if any, damages are present and the cause of those damages. The Company has participated in this investigation since 2011, along with several other third parties including equipment installers, engineering design firms who designed and provided specifications for the stations, and contract manufacturers of some of the installed equipment. The subject-matter expert has issued their preliminary report, which indicates that total damages incurred by Esso amounted to approximately 12 million euro. It is the Company’s position that its products were not the cause of any alleged damage. The Company has retained experts to demonstrate that its products did not cause the damage, and in January 2021, submitted its response to the expert’s preliminary report for each station. The expert's response to the Company's report is due to the Court in June 2022. The Company cannot predict the ultimate outcome of this matter. Any exposure related to this matter is neither probable nor estimable at this time. If payments result from a resolution of this matter, depending on the amount, they could have a material effect on the Company’s results of operations.

The Company is defending other various claims and legal actions which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

At June 30, 2021, the Company had $7.8 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the six months ended June 30, 2021, are as follows:

(In millions)
Balance as of December 31, 2020	$9.7
Accruals related to product warranties	6.5
Additions related to acquisitions	—
Reductions for payments made	(6.4)
Balance as of June 30, 2021	$9.8

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

The components of the Company’s operating lease portfolio as of the second quarter and six months ended June 30, 2021 are as follows:

Lease Cost (in millions):	Second Quarter Ended	Six Months Ended
Operating lease cost	$2.7	$5.7
Short-term lease cost	0.1	0.4

Other Information:
Weighted-average remaining lease term		4.1 years
Weighted-average discount rate		4.0%

As of June 30, 2021, the Company has approximately $2.5 million of additional ROU assets related to leases that have not yet commenced, but create future lease obligations.

The minimum rental payments for non-cancellable operating leases as of June 30, 2021, are as follows:

(In millions)	2021	2022	2023	2024	2025	Thereafter
Future Minimum Rental Payments	$9.2	$10.3	$7.0	$4.0	$2.5	$6.6

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the six months ended June 30, 2021 and June 30, 2020 are as follows:

	June 30, 2021	June 30, 2020
Risk-free interest rate	0.66%	1.39%
Dividend yield	0.96%	1.04%
Volatility factor	34.98%	29.45%
Expected term	5.5 years	5.5 years

A summary of the Company’s outstanding stock option activity and related information for the six months ended June 30, 2021 is as follows:

(Shares in thousands)	June 30, 2021
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,331	$41.90
Granted	152	73.14
Exercised	(256)	35.10
Forfeited	—	—
Outstanding at end of period	1,227	$47.18
Expected to vest after applying forfeiture rate	1,224	$47.13
Vested and exercisable at end of period	839	$40.45

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of June 30, 2021 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	6.19 years	$41,025
Expected to vest after applying forfeiture rate	6.18 years	$40,981
Vested and exercisable at end of period	5.06 years	$33,700

The total intrinsic value of options exercised during the six months ended June 30, 2021 and June 30, 2020 was $11.2 million and $0.9 million, respectively.

As of June 30, 2021, there was $1.4 million of total unrecognized compensation cost related to non-vested stock options granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.74 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the six months ended June 30, 2021 is as follows:

(Shares in thousands)	June 30, 2021
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	403	$49.34
Awarded	104	74.23
Vested	(118)	43.21
Forfeited	(9)	47.76
Non-vested at end of period	380	$58.12

As of June 30, 2021, there was $11.5 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.38 years.

16. SUBSEQUENT EVENT
Amended and Restated Note Purchase and Private Shelf Agreement - NYL Shelf Agreement

    On July 30, 2021, Franklin Electric Co., Inc. and Franklin Electric B.V. ("Dutch Subsidiary Issuer") entered into a new unsecured $200.0 million uncommitted maximum aggregate principal amount private shelf facility for a period of up to 3 years pursuant to that certain Amended and Restated Note Purchase and Private Shelf Agreement with NYL Investors LLC, New York Life Insurance Company and New York Life Insurance and Annuity Corporation (collectively, “New York Life”) dated as of July 30, 2021 (the “NYL Shelf Agreement”). Subject to the terms and conditions set forth therein, the NYL Shelf Agreement allows the Company to issue senior promissory notes to New York Life at floating or fixed rate economic terms to be agreed upon at the time of issuance, from time to time during a three year issuance period ending July 30, 2024.

The minimum principal amount of the private shelf note that can be issued under the NYL Shelf Agreement is $5.0 million with an issuance fee of 0.10% of the aggregate principal amount of the issued shelf note, payable on the date of issuance in Dollars. The NYL Shelf Agreement also provides for other fees, including a varying leverage fee payable for periods during which the ratio of the Company’s consolidated total debt to earnings before interest, taxes, depreciation and amortization is equal to or greater than 2.00 to 1.00.

The term of each note issuance under the NYL Shelf Agreement will be selected by the Company and will not exceed 12 years for fixed rate notes and 10 years for floating rate notes. The proceeds of any issuance under the NYL Shelf Agreement will be used as set forth in the applicable Request for Purchase.

The NYL Shelf Agreement has customary affirmative and negative covenants for agreements of these types. The affirmative covenants include delivery of financial statements, permitting of inspections of the property of the Company and its subsidiaries, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans or advances, acquisitions (including investments), and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Under specific acquisition factors, the maximum leverage ratio can increase to 4.00 to 1.00 for up to four consecutive Fiscal Quarters. Cross default is applicable with the NYL Shelf Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. The NYL Shelf Agreement also contains customary events of default (with customary grace periods, as applicable, for certain of those events of default). If an event of default occurs, all payment obligations under the private shelf notes outstanding plus a yield maintenance amount (if any) may be declared due and payable. For certain events of default relating to insolvency, bankruptcy or liquidation, all payment obligations under outstanding private shelf notes plus a yield maintenance amount (if any) automatically become due and payable. The covenants in the NYL Shelf Agreement are subject to a number of important exceptions and qualifications set forth therein.

All notes issued under the NYL Shelf Agreement are unsecured and rank pari passu in right of payment with the Company’s other senior unsecured indebtedness. The payment of outstanding amounts due under any notes and the performance by the Company of its obligations under the NYL Shelf Agreement have been guaranteed by certain wholly-owned U.S. subsidiaries of the Company.

The description of the NYL Shelf Agreement contained herein is qualified in its entirety by reference to the NYL Shelf Agreement, a copy of which is filed hereto as Exhibit 10.5.

Fourth Amended and Restated Note Purchase and Private Shelf Agreement - Pru Shelf Agreement

Also on July 30, 2021, Franklin Electric Co., Inc. and Franklin Electric B.V. ("Dutch Subsidiary Issuer") entered into an unsecured $150.0 million uncommitted maximum aggregate principal amount private shelf facility for a period of up to 3 years pursuant to that certain Fourth Amended and Restated Note Purchase and Private Shelf Agreement, dated as of July 30, 2021, with Prudential Investment Management, Inc. (“Prudential”) and the purchasers named therein (the “Pru Shelf Agreement”). The Pru Shelf Agreement amended and restated the Third Amended and Restated Note Purchase and Private Shelf Agreement, dated as of May 28, 2015, between the Company and Prudential and the purchasers named therein (the “Existing 2015 Shelf Agreement”) and amended and restated the Existing 2004 Shelf Agreement and the Series B-1 Notes and Series B-2 Notes (collectively, the "Series B Notes"). The Series B Notes that were issued under the 2004 Shelf Agreement that were outstanding under the Existing 2015 Shelf Agreement in the original principal amount of $150.0 million became outstanding under the Pru Shelf Agreement. The minimum principal amount of the private shelf note that can be issued under the Pru Shelf Agreement is $5.0 million payable on the date of issuance. The Pru Shelf Agreement also provides for other fees, including a varying leverage fee payable for periods during which the ratio of the Company’s consolidated total debt to earnings before interest, taxes, depreciation and amortization is equal to or greater than 2.00 to 1.00.

Any private shelf note issued under the Pru Shelf Agreement during the issuance period may have a maturity of up to 15 years, provided that the average life for each private shelf note issued is no more than 12 years after the date of original issuance. The private shelf notes may be issued in U.S. dollars or in the equivalent thereof at the time of issuance in British Pounds and Euros. The proceeds of any issuance under the Pru Shelf Agreement will be used for general corporate purposes, including the repayment of existing indebtedness.

The Pru Shelf Agreement has customary affirmative and negative covenants for agreements of these types. The affirmative covenants include delivery of financial statements, permitting of inspections of the property of the Company and its subsidiaries, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans or advances, acquisitions (including investments), and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Under specific acquisition factors, the maximum leverage ratio can increase to 4.00 to 1.00 for up to four consecutive Fiscal Quarters. Cross default is applicable with the Pru Shelf Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. The Pru Shelf Agreement also contains customary events of default (with customary grace periods, as applicable, for certain of those events of default). If an event of default occurs, all payment obligations under the private shelf notes outstanding plus a yield maintenance amount (if any) may be declared due and payable. For certain events of default relating to insolvency, bankruptcy or liquidation, all payment obligations under outstanding private shelf notes plus a yield maintenance amount (if any) automatically become due and payable. The covenants in the Pru Shelf Agreement are subject to a number of important exceptions and qualifications set forth therein.

All notes issued under the Pru Shelf Agreement are unsecured and rank pari passu in right of payment with the Company’s other senior unsecured indebtedness. The payment of outstanding amounts due under any notes and the performance by the Company of its obligations under the Pru Shelf Agreement have been guaranteed by certain wholly-owned U.S. subsidiaries of the Company.

The description of the Pru Shelf Agreement contained herein is qualified in its entirety by reference to the Pru Shelf Agreement, a copy of which is filed hereto as Exhibit 10.6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2021 vs. Second Quarter 2020

OVERVIEW
Sales in the second quarter of 2021 increased from the second quarter of last year. The sales increase was primarily from higher volumes, in part created by the business recovering from the uncertainty and general disruptions around the global pandemic last year and from acquisition related sales. The Company's consolidated gross profit was $152.2 million for the second quarter of 2021, an increase from the prior year’s second quarter. The gross profit as a percent of net sales was 34.8 percent in the second quarter of 2021 versus 34.7 percent during the second quarter of 2020. Diluted earnings per share in the second quarter of 2021 were up from the same period last year.

RESULTS OF OPERATIONS

Net Sales
Net sales in the second quarter of 2021 were $437.3 million, an increase of $129.0 million or about 42 percent compared to 2020 second quarter sales of $308.3 million. Acquisition related sales were $38.9 million. Sales revenue increased by $6.1 million or about 2 percent in the second quarter of 2021 due to foreign currency translation. Organic sales increased about 28 percent compared to the second quarter of 2020.

	Net Sales
(In millions)	Q2 2021	Q2 2020	2021 v 2020
Water Systems	$247.2	$178.4	$68.8
Fueling Systems	72.2	56.0	$16.2
Distribution	144.8	92.1	$52.7
Eliminations/Other	(26.9)	(18.2)	$(8.7)
Consolidated	$437.3	$308.3	$129.0

Net Sales-Water Systems
Water Systems sales were $247.2 million in the second quarter of 2021, an increase of $68.8 million or about 39 percent versus the second quarter of 2020 sales of $178.4 million. Acquisition related sales were $23.8 million. Water Systems sales increased by $4.8 million or about 3 percent in the quarter due to foreign currency translation. Excluding acquisitions and foreign currency translation, Water Systems sales were up $40.2 million or about 23 percent compared to the second quarter of 2020.

Water Systems sales in the U.S. and Canada were up about 42 percent compared to the second quarter of 2020. The impact of foreign currency translation increased sales by about 2 percent. In the second quarter of 2021, sales from businesses acquired since the second quarter of 2020 were $23.8 million. Organic Water Systems sales in the U.S. and Canada were 17 percent in the second quarter. Sales of groundwater pumping equipment increased by about 16 percent, sales of dewatering equipment were up about 90 percent, and sales of surface pumping equipment increased by about 13 percent versus the second quarter of 2020, all due to strong end market demand and in part resulting from lower sales last year due to the pandemic.

Water Systems sales in markets outside the U.S. and Canada increased by 34 percent overall. The impact of foreign currency translation increased sales by about 4 percent. Excluding the impact of foreign currency translation, Water Systems sales in markets outside the U.S. and Canada, increased by 30 percent, primarily driven by higher sales in Latin America, Europe, the Middle East and African markets (EMEA).

Net Sales-Fueling Systems
Fueling Systems sales were $72.2 million in the second quarter of 2021, an increase of $16.2 million or about 29 percent versus the second quarter of 2020 sales of $56.0 million. Fueling Systems sales increased by $1.3 million or about 2 percent in the quarter due to foreign currency translation. Fueling Systems organic sales increased about 27 percent compared to the second quarter of 2020.

Fueling Systems sales in the U.S. and Canada increased by about 40 percent compared to the second quarter of 2020. The increase was due to higher demand for Piping, Pumping and Fuel Management Systems. Outside the U.S. and Canada, Fueling Systems revenues increased by about 1 percent, driven primarily by higher sales in Latin America and EMEA, partially offset by lower sales in China.

Net Sales - Distribution
Distribution sales were $144.8 million in the second quarter of 2021, versus the second quarter of 2020 sales of $92.1 million. In the second quarter of 2021, sales from businesses acquired since the second quarter of 2020 were $15.1 million. The Distribution segment organic sales increased 41 percent compared to the second quarter of 2020. Revenue growth was driven by broad-based demand in all regions and product categories.

Cost of Sales
Cost of sales as a percent of net sales for the second quarter of 2021 was 65.2 percent and 65.3 percent for the second quarter of 2020. Correspondingly, the gross profit margin was 34.8 percent and 34.7 percent for the second quarters of 2021 and 2020, respectively. The Company's consolidated gross profit was $152.2 million for the second quarter of 2021, up $45.1 million from the gross profit of $107.1 million in the second quarter of 2020. The gross profit increase was due to higher sales. In the second quarter, the gross profit margin percentage was flat.

Selling, General, and Administrative ("SG&A")
Selling, general, and administrative (SG&A) expenses were $100.5 million in the second quarter of 2021 compared to $72.3 million in the second quarter of 2020. SG&A expenses from acquired businesses were $9.9 million and excluding the acquired entities, SG&A expenses were higher by $18.3 million versus the prior year. The primary increase was about $10 million in variable compensation expense and commissions on higher sales. In addition, transaction, legal and other administrative costs were about $2 million. SG&A costs as a percent of Net Sales were slightly below the second quarter of 2020.

Restructuring Expenses
Restructuring expenses for the second quarter of 2021 were $0.2 million and related to continued miscellaneous manufacturing and distribution realignment activities in the Water Systems segment. Restructuring expenses for the second quarter of 2020 were $0.9 million and related to continued miscellaneous manufacturing and distribution realignment activities in the Water Systems segment.

Operating Income
Operating income was $51.6 million in the second quarter of 2021, up $17.7 million or about 52 percent from $33.9 million in the second quarter of 2020.

	Operating income (loss)
(In millions)	Q2 2021	Q2 2020	2021 v 2020
Water Systems	34.6	$28.7	$5.9
Fueling Systems	18.5	13.5	5.0
Distribution	16.0	6.8	9.2
Eliminations/Other	(17.5)	(15.1)	(2.4)
Consolidated	$51.6	$33.9	$17.7

Operating Income-Water Systems
Water Systems operating income was $34.6 million in the second quarter of 2021, up $5.9 million or about 21 percent versus the second quarter of 2020 and operating income margin was 14.0 percent compared to the 16.1 percent in the second quarter of 2020. Operating income margin decreased in Water Systems primarily due to higher shipping and freight costs of about $3 million, which were not fully offset by price increases, mostly in North America and about $2 million for transaction, legal and other charges incurred in the second quarter.

Operating Income-Fueling Systems
Fueling Systems operating income was $18.5 million in the second quarter of 2021, up $5.0 million or about 37 percent compared to $13.5 million in the second quarter of 2020, and the second quarter operating income margin was 25.6 percent, an increase of 150 basis points from the 24.1 percent of net sales in the second quarter of 2020. The increase in operating income was primarily due to higher sales.

Operating Income-Distribution
Distribution operating income was $16.0 million in the second quarter of 2021, and the second quarter operating income margin was 11.0 percent. Distribution operating income was $6.8 million in the second quarter of 2020, and the second quarter operating income margin was 7.4 percent. The increase in operating income margin is primarily related to higher revenues and operating leverage.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of unallocated general and administrative expenses and inter-segment sales and profit eliminations. The inter-segment profit elimination impact in the second quarter of 2021 versus the second quarter of 2020 was $0.3 million. General and administrative expenses were higher by $2.7 million primarily due to higher variable compensation.

Interest Expense
Interest expense for the second quarter of 2021 and 2020 was $1.4 million and $1.1 million, respectively.

Other Income or Expense
Other income or expense was a loss of $0.4 million in the second quarter of 2021 and 2020.

Foreign Exchange
Foreign currency-based transactions produced a loss for the second quarter of 2021 of $1.2 million, primarily due to the Argentinian peso relative to the U.S. dollar. Foreign currency-based transactions produced a loss for the second quarter of 2020 of $0.9 million, primarily due to the Argentinian peso relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the second quarter of 2021 and 2020 was $9.3 million and $6.7 million, respectively. The effective tax rate for the second quarter of 2021 was about 19 percent and, before the impact of discrete events, was about 20 percent. The effective tax rate for the second quarter of 2020 was about 21 percent and, before the impact of discrete events, was about 20 percent. The decrease in the effective tax rate was primarily a result of net favorable discrete events, including increased excess tax benefits from share-based compensation, recorded in the second quarter of 2021 compared to net unfavorable discrete events recorded in the second quarter of 2020 from a valuation allowance on foreign deferred tax assets. The tax rate as a percentage of pre-tax earnings for the full year 2021 is projected to be about 20 percent, compared to the full year 2020 tax rate of about 21 percent, both before discrete adjustments.

Net Income
Net income for the second quarter of 2021 was $39.4 million compared to the prior year second quarter net income of $24.8 million. Net income attributable to Franklin Electric Co., Inc. for the second quarter of 2021 was $39.1 million, or $0.83 per diluted share, compared to the prior year second quarter net income attributable to Franklin Electric Co., Inc. of $24.7 million or $0.52 per diluted share.

First Half 2021 vs. First Half 2020

OVERVIEW
Sales in the first half of 2021 were up from the same period last year. The sales increase was primarily from higher volumes, in part created by the business recovering from the uncertainty and general disruptions around the global pandemic last year and from acquisition related sales. The Company's consolidated gross profit was $267.8 million for the first half of 2021, an increase of $70.4 million or about 36 percent from the first half of 2020. Diluted earnings per share in the first half of 2021 were up from the same period last year.

RESULTS OF OPERATIONS

Net Sales
Sales in the first half of 2021 were up from the same period last year. The sales increase was primarily from higher volumes, in part created by the business recovering from the uncertainty and general disruptions around the global pandemic last year and from acquisition related sales. The Company's consolidated gross profit was $267.8 million for the first half of 2021, an increase of $70.4 million or about 36 percent from the first half of 2020. Diluted earnings per share in the first half of 2021 were up from the same period last year.

	Net Sales
(In millions)	YTD June 30, 2021	YTD June 30, 2020	2021 v 2020
Water Systems	$444.8	$342.5	$102.3
Fueling Systems	129.0	111.2	$17.8
Distribution	240.5	152.5	$88.0
Eliminations/Other	(44.0)	(31.2)	$(12.8)
Consolidated	$770.3	$575.0	$195.3

Net Sales-Water Systems
Water Systems sales were $444.8 million in the first half of 2021, an increase of $102.3 million or about 30 percent versus the first half of 2020. The incremental impact of sales from acquired businesses was $31.0 million. Foreign currency translation changes increased sales $1.1 million compared to sales in the first half of 2020. The Water Systems sales change in the first half of 2021, excluding acquisitions and foreign currency translation, was an increase of $70.2 million or about 20 percent.

Water Systems sales in the U.S. and Canada increased by about 32 percent compared to the first half of 2020. The incremental impact of sales from acquired businesses was $31.0 million. Sales revenue increased by $2.5 million in the first half of 2021 due to foreign currency translation. In the first half of 2021, organic Water Systems sales in the U.S. and Canada were 14 percent. Sales of groundwater pumping equipment increased by about 20 percent, sales of dewatering equipment were up about 30 percent, and sales of surface pumping equipment increased by about 12 percent versus the second quarter of 2020, all due to strong end market demand and in part resulting from lower sales last year due to the pandemic.

Water Systems sales in markets outside the U.S. and Canada increased by about 27 percent compared to the first half of 2020. Sales revenue decreased by $1.4 million or about 1 percent in the first half of 2021 due to foreign currency translation. International Water Systems organic sales change in the first half of 2021, excluding foreign currency translation, was an increase of about 28 percent. International Water Systems sales grew in all major geographic regions; Latin America, EMEA and the Asia Pacific markets, in part by the business recovering from the global pandemic last year.

Net Sales-Fueling Systems
Fueling Systems sales were $129.0 million in the first half of 2021, an increase of $17.8 million or about 16 percent from the first half of 2020. Foreign currency translation changes increased sales $2.1 million or about 2 percent compared to sales in the first half of 2020. The Fueling Systems sales change in the first half of 2021, excluding acquisitions and foreign currency translation, was an increase of about 14 percent.

Fueling Systems sales in the U.S. and Canada increased by about 20 percent during the first half. The increase was due to higher demand for Piping, Pumping and Fuel Management Systems. Outside the U.S. and Canada, Fueling Systems revenues increased by about 4 percent, driven primarily by higher sales in Latin America and EMEA, partially offset by lower sales in China.

Net Sales - Distribution
Distribution sales were $240.5 million in the first half of 2021, versus the first half of 2020 sales of $152.5 million. The incremental impact of sales from acquired businesses was $31.4 million. Distribution segment organic sales increased about 37 percent compared to the first half of 2020, driven by broad-based demand in all regions and product categories.

Cost of Sales
Cost of sales as a percent of net sales for the first half of 2021 and 2020 was 65.2 percent and 65.7 percent, respectively. Correspondingly, the gross profit margin was 34.8 percent and 34.3 percent, respectively. The Company's consolidated gross profit was $267.8 million for the first half of 2021, up $70.4 million from the gross profit of $197.4 million in the first half of 2020. The gross profit increase was primarily due to higher sales. The improvement in gross profit margin percentage is partially attributable to better selling price realization and improved product and geographic sales mix shifts.

Selling, General, and Administrative ("SG&A")
Selling, general, and administrative expenses were $182.1 million in the first half of 2021, and increased by $34.2 million or 23 percent in the first half of 2021 compared to $147.9 million in the first half of last year. SG&A expenses from acquired businesses were $14.8 million and excluding the acquired entities, SG&A expenses were higher by $19.4 million versus the prior year. The primary increase was about $13 million in variable compensation expense and commissions on higher sales.

Restructuring Expenses
Restructuring expenses for the first half of 2021 were $0.3 million. Restructuring expenses were $0.2 million in the Water Systems segment from continued miscellaneous manufacturing and distribution realignment activities and $0.1 in distribution related to branch consolidations and other asset rationalizations in the Headwater distribution segment. Restructuring expenses for the first half of 2020 were $1.7 million. Restructuring expenses were $1.5 million in the Water Systems segment and $0.1 million in the Fueling Systems segment from continued miscellaneous manufacturing and distribution realignment activities and $0.1 in distribution related to branch consolidations and other asset rationalizations in the Headwater distribution.

Operating Income
Operating income was $85.4 million in the first half of 2021, up $37.6 million or about 79 percent from $47.8 million in the first half of 2020.

	Operating income (loss)
(In millions)	YTD June 30, 2021	YTD June 30, 2020	2021 v 2020
Water Systems	65.9	47.5	$18.4
Fueling Systems	33.4	25.6	7.8
Distribution	18.0	4.6	13.4
Eliminations/Other	(31.9)	(29.9)	(2.0)
Consolidated	$85.4	$47.8	$37.6

Operating Income-Water Systems
Water Systems operating income was $65.9 million in the first half of 2021 compared to $47.5 million in the first half of 2020, an increase of about 39 percent. The first half operating income margin was 14.8 percent and increased by 90 basis points compared to the first half of 2020. Operating income margin increased in Water Systems primarily related to higher revenues and operating leverage.

Operating Income-Fueling Systems
Fueling Systems operating income was $33.4 million in the first half of 2021 compared to $25.6 million in the first half of 2020. The first half operating income margin was 25.9 percent compared to 23.0 percent of net sales in the first half of 2020, an increase of 290 basis points. The increase in operating income was primarily due to higher sales. Operating income margin increased in Fueling Systems primarily due to product and geographic sales mix shifts.

Operating Income-Distribution
Distribution operating income was $18.0 million in the first half of 2021 and operating income margin was 7.5 percent. Distribution operating income was $4.6 million in the first half of 2020 and operating income margin was 3.0 percent. The increase in operating income and margin is primarily related to higher revenues and operating leverage.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses. The inter-segment profit elimination impact in the first half of 2021 versus the first half of 2020 was $0.4 million. General and administrative expenses were higher by $2.4 million or about 9 percent to last year in the first half primarily due to higher variable compensation.

Interest Expense
Interest expense for the first half of 2021 and 2020 was $2.5 million and $2.4 million, respectively.

Other Income or Expense
Other income or expense was a loss of $0.5 million in the first half of 2021. Other income or expense was a loss of $0.6 million in the first half of 2020.

Foreign Exchange
Foreign currency-based transactions for the first half of 2021 was a loss $1.2 million, primarily due to the Argentinian peso relative to the U.S. dollar. Foreign currency-based transactions for the first half of 2020 was a gain $0.1 million due to movements in several currencies relative to the U.S. dollar, none of which individually were significant.

Income Taxes

The provision for income taxes in the first half of 2021 and 2020 was $13.6 million and $9.3 million, respectively. The effective tax rate for the first half of 2021 was about 17 percent, and before the impact of discrete events, was about 20 percent. The effective tax rate in the first half of 2020 was about 21 percent, and before the impact of discrete events, was about 20 percent. The decrease in the effective tax rate was primarily a result of net favorable discrete events recorded in the first half of 2021 compared to net unfavorable discrete events in the first half of 2020. The tax rate as a percentage of pre-tax earnings for the full year 2021 is projected to be about 20 percent, compared to the full year 2020 tax rate of about 21 percent, both before discrete adjustments.

Net Income
Net income for the first half of 2021 was $67.5 million compared to 2020 first half net income of $35.6 million. Net income attributable to Franklin Electric Co., Inc. for the first half of 2021 was $67.0 million, or $1.42 per diluted share, compared to 2020 first half net income attributable to Franklin Electric Co., Inc. of $35.3 million or $0.75 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at June 30, 2021 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of June 30, 2021 the Company had a $250.0 million revolving credit facility. The facility is scheduled to mature on May 13, 2026. As of June 30, 2021, the Company had $116.0 million borrowing capacity under the Credit Agreement as $4.0 million in letters of commercial and standby letters of credit were outstanding and undrawn and $130 million in revolver borrowings were drawn and outstanding, which were primarily used for funding recent acquisitions.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity of  $125.0 million as of June 30, 2021. The Company also has other long-term debt borrowings outstanding as of June 30, 2021. See Note 9 - Debt for additional specifics regarding these obligations and future maturities.
At June 30, 2021, the Company had $65.1 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first six months of 2021 and 2020.

(in millions)	2021	2020
Net cash flows from operating activities	$35.5	$47.0
Net cash flows from investing activities	(193.7)	(15.2)
Net cash flows from financing activities	110.7	(48.6)
Impact of exchange rates on cash and cash equivalents	(1.7)	(4.5)
Change in cash and cash equivalents	$(49.2)	$(21.3)

Cash Flows from Operating Activities
2021 vs. 2020
Net cash provided by operating activities was $35.5 million for the six months ended June 30, 2021 compared to $47.0 million provided by operating activities for the six months ended June 30, 2020. The decrease in cash provided by operating activities was primarily due to increased working capital requirements in support of higher revenues.

Cash Flows from Investing Activities
2021 vs. 2020
Net cash used in investing activities was $193.7 million for the six months ended June 30, 2021 compared to $15.2 million used in investing activities for the six months ended June 30, 2020. The increase in cash used in investing activities was attributable to increased acquisition activity in 2021.

Cash Flows from Financing Activities
2021 vs. 2020
Net cash provided by financing activities was $110.7 million for the six months ended June 30, 2021 compared to $48.6 million used in financing activities for the six months ended June 30, 2020. The increase in cash provided by financing activities was attributable to increased debt proceeds and issuance of common stock, primarily through stock option exercises, and decreased common stock repurchases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the second quarter ended June 30, 2021. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 78,946 shares for approximately $6.2 million under the plan during the second quarter of 2021. The maximum number of shares that may still be purchased under this plan as of June 30, 2021 is 840,442.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
April 1 - April 30	—	—	—	919,388
May 1 - May 31	—	—	—	919,388
June 1 - June 30	78,946	78.53	78,946	840,442
Total	78,946	78.53	78,946	840,442

ITEM 5. OTHER INFORMATION
On July 30, 2021, the Company entered into two separate amended and restated shelf agreements. For the details relating to these agreements, refer to Note 16 - Subsequent Event, in the Notes to Consolidated Financial Statements included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q, which is incorporated into this Item 5 by reference.

The Company is including this disclosure in this Form 10-Q rather than filing a Form 8-K under Items 1.01 and 2.03.

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2020)
10.1	Employment Security Agreement between the Company and Jeffery L. Taylor (filed herewith)*
10.2
Form of Confidentiality and Non-Compete Agreement between the Company and Jeffery L. Taylor (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.3	Retirement Agreement and General Release between the Company and John J. Haines dated June 14, 2021 (filed herewith)*
10.4
Fourth Amended and Restated Credit Agreement, dated May 13, 2021, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 13, 2021)

10.5	Amended and Restated Note Purchase and Private Shelf Agreement by and among Franklin Electric Co., Inc., Franklin Electric B.V., NYL Investors LLC, and the purchasers named therein (filed herewith)
10.6
Fourth Amended and Restated Note Purchase and Private Shelf Agreement by and among Franklin Electric Co., Inc., Franklin Electric B.V., Prudential Insurance Company of America and the purchasers named therein (filed herewith)

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
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the second quarter and six months ended June 30, 2021 and 2020 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the second quarter and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: August 3, 2021	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2021	By	/s/ Jeffery L. Taylor
Jeffery L. Taylor, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)