Form 10-Q
period 2021-09-30
FRANKLIN ELECTRIC CO INC
filed 2021-11-02
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	October 29, 2021
$0.10	46,430,743 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net sales	$459,019	$351,190	$1,229,345	$926,225
Cost of sales	295,903	226,893	798,444	604,489
Gross profit	163,116	124,297	430,901	321,736
Selling, general, and administrative expenses	106,446	75,472	288,534	223,409
Restructuring expense	76	441	381	2,189
Operating income	56,594	48,384	141,986	96,138
Interest expense	(1,384)	(1,130)	(3,840)	(3,496)
Other income/(expense), net	2,061	(463)	1,531	(1,062)
Foreign exchange income/(expense)	(408)	(140)	(1,654)	(84)
Income before income taxes	56,863	46,651	138,023	91,496
Income tax (benefit)/expense	10,409	8,076	24,043	17,327
Net income	$46,454	$38,575	$113,980	$74,169
Less: Net (income)/expense attributable to noncontrolling interests	(282)	(203)	(787)	(503)
Net income attributable to Franklin Electric Co., Inc.	$46,172	$38,372	$113,193	$73,666
Income per share:
Basic	$0.99	$0.82	$2.43	$1.58
Diluted	$0.98	$0.82	$2.40	$1.57

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net income	$46,454	$38,575	$113,980	$74,169
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(12,085)	3,364	(15,464)	(32,381)
Employee benefit plan activity	1,158	966	3,391	2,768
Other comprehensive income/(loss)	(10,927)	4,330	(12,073)	(29,613)
Income tax expense related to items of other comprehensive income/(loss)	(243)	(192)	(707)	(562)
Other comprehensive income/(loss), net of tax	(11,170)	4,138	(12,780)	(30,175)
Comprehensive income	35,284	42,713	101,200	43,994
Less: Comprehensive income/(loss) attributable to noncontrolling interests	231	237	692	564
Comprehensive income attributable to Franklin Electric Co., Inc.	$35,053	$42,476	$100,508	$43,430

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$75,952	$130,787
Receivables, less allowances of $4,549 and $3,999, respectively	218,175	159,827
Inventories:
Raw material	141,845	87,226
Work-in-process	23,924	20,565
Finished goods	229,762	193,141
Total inventories	395,531	300,932
Other current assets	38,472	27,708
Total current assets	728,130	619,254

Property, plant, and equipment, at cost:
Land and buildings	154,374	152,323
Machinery and equipment	293,285	287,840
Furniture and fixtures	42,916	47,890
Other	36,411	33,193
Property, plant, and equipment, gross	526,986	521,246
Less: Allowance for depreciation	(321,016)	(312,225)
Property, plant, and equipment, net	205,970	209,021
Right-of-use asset, net	36,181	31,954
Deferred income taxes	7,716	8,824
Intangible assets, net	244,110	133,782
Goodwill	320,256	266,737
Other assets	3,618	2,735
Total assets	$1,545,981	$1,272,307

	September 30, 2021	December 31, 2020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$163,941	$95,903
Accrued expenses and other current liabilities	114,692	89,048
Current lease liability	12,240	11,090
Income taxes	4,307	5,112
Current maturities of long-term debt and short-term borrowings	106,293	2,551
Total current liabilities	401,473	203,704
Long-term debt	90,527	91,966
Long-term lease liability	24,087	20,866
Income taxes payable non-current	11,610	11,965
Deferred income taxes	27,540	25,671
Employee benefit plans	39,899	44,443
Other long-term liabilities	25,267	23,988

Commitments and contingencies (see Note 15)	—	—

Redeemable noncontrolling interest	(146)	(245)

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,415 and 46,222, respectively)	4,641	4,622
Additional capital	303,685	283,420
Retained earnings	832,145	764,562
Accumulated other comprehensive loss	(217,456)	(204,771)
Total shareholders' equity	923,015	847,833
Noncontrolling interest	2,709	2,116
Total equity	925,724	849,949
Total liabilities and equity	$1,545,981	$1,272,307

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020

Cash flows from operating activities:
Net income	$113,980	$74,169
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	32,767	26,917
Non-cash lease expense	9,394	8,478
Share-based compensation	8,921	8,312
Deferred income taxes	471	(2,089)
(Gain)/Loss on disposals of plant and equipment	(147)	1,383
Foreign exchange (income)/expense	1,654	84
Changes in assets and liabilities, net of acquisitions:
Receivables	(57,434)	(5,147)
Inventory	(85,873)	4,322
Accounts payable and accrued expenses	92,214	26,069
Operating leases	(9,394)	(8,478)
Income taxes	(4,524)	1,050
Income taxes-U.S. Tax Cuts and Jobs Act	(355)	—
Employee benefit plans	21	(55)
Other, net	(7,793)	(1,307)
Net cash flows from operating activities	93,902	133,708
Cash flows from investing activities:
Additions to property, plant, and equipment	(20,274)	(15,239)
Proceeds from sale of property, plant, and equipment	839	28
Cash paid for acquisitions, net of cash acquired	(193,987)	(6,089)
Other, net	38	(74)
Net cash flows from investing activities	(213,384)	(21,374)
Cash flows from financing activities:
Proceeds from issuance of debt	204,720	117,435
Repayment of debt	(102,325)	(138,183)
Proceeds from issuance of common stock	11,390	3,014
Purchases of common stock	(21,138)	(19,091)
Dividends paid	(24,499)	(21,641)
Net cash flows from financing activities	68,148	(58,466)
Effect of exchange rate changes on cash	(3,501)	(3,793)
Net change in cash and equivalents	(54,835)	50,075
Cash and equivalents at beginning of period	130,787	64,405
Cash and equivalents at end of period	$75,952	$114,480

	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020

Cash paid for income taxes, net of refunds	$24,970	$19,130
Cash paid for interest	$4,749	$4,537

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$398	$421
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$8,097	$5,154
Payable to sellers of acquired entities	$600	$11
Accrued dividends payable to noncontrolling interest	$—	$830

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2021, and for the third quarters and nine months ended September 30, 2021 and September 30, 2020 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the third quarter and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In August 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services— Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This update amends certain SEC disclosure guidance that is included in the accounting standards codification to reflect the SEC’s recent issuance of rules intended to modernize and streamline disclosure requirements, including updates to business acquisition and disposition significance tests used, the significance thresholds for proforma statement disclosures, the number of preceding years of financial statements required for disclosure as well as other provisions in the SEC releases. The Company adopted the SEC’s guidance on January 1, 2021, the effective date of the release, relating to the amendments to financial disclosures about acquired and disposed businesses, and it did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate ("LIBOR") and other reference rates which are expected to be discontinued due to reference rate reform. ASU 2020-04 is effective on a prospective basis between March 12, 2020 and December 31, 2022. The Company adopted the standard effective January 1, 2021, and it did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

3. ACQUISITIONS
During the third quarter ended September 30, 2021, the Company acquired 100 percent of the ownership interests of Minetuff Dewatering Pumps Australia Pty Ltd for a cash purchase price of $13.7 million after purchase price adjustments based on the level of working capital acquired. Minetuff manufactures and sells submersible pumps, spare parts, and accessories to the mining industry and will expand the Company’s existing product offerings and channel access in the Water Systems segment. The fair value of the assets acquired and liabilities assumed for the acquisition is preliminary as of September 30, 2021, and is classified as Level 3 within the valuation hierarchy.

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

In another separate transaction during the second quarter ended June 30, 2021, the Company acquired all of the assets of Atlantic Turbine Pump, LLC, a Georgia-based company, which will be included in the Distribution segment of the Company. As of September 30, 2021, the Company has recorded estimated fair values that exceed the acquisition price by $0.5 million, representing a bargain purchase gain due to favorable market conditions within accrued expenses and other current liabilities in the consolidated balance sheets for the Atlantic Turbine Pump acquisition. Once the determination of fair values is complete in 2022, the Company will recognize the bargain purchase gain in the consolidated statements of income.

The combined purchase price for all acquisitions in the second quarter was $185.1 million after purchase price adjustments based on the level of working capital acquired, which were all cash transactions. All acquisitions in the second quarter expand the Company's geographical presence and product channels. The fair value of the assets acquired and liabilities assumed for all acquisitions are preliminary as of September 30, 2021 and is classified as Level 3 within the valuation hierarchy.

The identifiable intangible assets recognized in the separate transactions in 2021, were $121.4 million, and consist primarily of customer relationships and trade names, which will be amortized using the straight-line method over 12 - 20 years.

The goodwill of $55.5 million resulting from the acquisitions in 2021 consists primarily of expanded geographical presence and product channel expansion. Goodwill deductible for tax purposes is $52.1 million from the acquisitions in 2021. Goodwill was recorded in the Water Systems and Fueling Systems segments (see Note 6 - Goodwill and Other Intangible Assets).

For all acquisitions in 2021, consolidated annual revenue for the full year 2020 was $102.4 million, which would be incremental to the Company's revenue had the acquisitions occurred on the first day of 2020. Since acquisition in 2021, consolidated revenue was $42.9 million. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for all acquisitions is immaterial.

During the fourth quarter ended December 31, 2020, the Company acquired 100 percent of the ownership interests of Gicon Pumps & Equipment, Inc., a professional groundwater distributor operating seven locations in the state of Texas for a purchase price of $28.1 million after purchase price adjustments based on the level of working capital acquired. Gicon will be included as part of the Distribution segment of the Company. As of September 30, 2021, the Company has recorded estimated fair values that exceed the acquisition price by $5.6 million, representing a bargain purchase gain due to favorable market conditions within accrued expenses and other current liabilities in the consolidated balance sheets. Once the determination of fair values is complete in 2021, the Company will recognize the bargain purchase gain in the consolidated statements of income. In a separate transaction during the fourth quarter ended December 31, 2020, the Company acquired 100 percent of the ownership interests in Waterite Inc. and its affiliate Waterite America Inc., headquartered in Winnipeg, Manitoba, Canada, for a purchase price of $21.9 million after purchase price adjustments based on the level of working capital acquired. Waterite will be included as a part of the Water Systems segment of the Company. The fair value of the assets acquired and liabilities assumed for both acquisitions are preliminary as of September 30, 2021 and is classified as Level 3 within the valuation hierarchy. In addition, the Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for both acquisitions is immaterial.

Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations. There were $0.0 million and $0.8 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the third quarter and nine months ended September 30, 2021, respectively. Transaction costs were immaterial in the third quarter and nine months ended September 30, 2020.

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

As of September 30, 2021 and December 31, 2020, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$6.2	$6.2	$—	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$20.2	$20.2	$—	$—

The Company's Level 1 assets consist of cash equivalents which are generally comprised of foreign bank guaranteed certificates of deposit.

The Company has no assets measured on a recurring basis classified as Level 2 or Level 3.

Total debt, including current maturities, have carrying amounts of $196.8 million and $94.6 million and estimated fair values of $206.7 million and $107.3 million as of September 30, 2021 and December 31, 2020, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of September 30, 2021, the swap had a notional value based on 210,000 shares. For the third quarter and nine months ended September 30, 2021, the swap resulted in a loss of $0.2 million and a gain of $3.1 million, respectively. For the third quarter and nine months ended September 30, 2020 the swap resulted in gains of $1.8 million and $0.3 million respectively. Gains and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	September 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	250.7	(86.1)	165.1	(78.5)
Patents	$7.4	$(7.3)	$7.5	$(7.3)
Technology	7.5	(7.3)	7.5	(7.2)
Trade names	37.1	(1.0)	$3.4	(0.2)
Other	3.1	(2.9)	2.9	(2.8)
Total	$305.8	$(104.6)	$186.4	$(96.0)
Unamortizing intangibles:
Trade names	42.9	—	43.4	—
Total intangibles	$348.7	$(104.6)	$229.8	$(96.0)

Amortization expense related to intangible assets for the third quarters ended September 30, 2021 and September 30, 2020 was $4.3 million and $2.4 million, respectively, and for the nine months ended September 30, 2021 and September 30, 2020, $10.2 million and $7.0 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2021	2022	2023	2024	2025
	$12.9	$14.8	$14.6	$14.4	$13.6

The change in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2021, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2020	$161.5	$67.7	$37.5	$266.7
Acquisitions	52.9	2.6	—	55.5
Adjustments to prior year acquisitions	0.1	—	—	0.1
Foreign currency translation	(2.0)	—	—	(2.0)
Balance as of September 30, 2021	$212.5	$70.3	$37.5	$320.3

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of September 30, 2021, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2020 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees (plan was frozen as of December 31, 2011). The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the third quarters and nine months ended September 30, 2021 and September 30, 2020:

(In millions)	Pension Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Service cost	$0.2	$0.2	$0.6	$0.5
Interest cost	0.7	1.1	2.1	3.3
Expected return on assets	(1.3)	(1.7)	(4.1)	(5.1)
Amortization of:
Prior service cost	1.2	—	3.3	—
Actuarial loss	—	1.0	—	2.8
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.8	$0.6	$1.9	$1.5

In the nine months ended September 30, 2021, the Company made contributions of $0.1 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2021 was finalized by September 15, 2021, based upon the funding level requirements identified and year-end valuation performed at December 31, 2020.

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the third quarters and nine months ended September 30, 2021 and September 30, 2020:

(In millions)	Other Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Service cost	$—	$—	$—	$—
Interest cost	—	0.1	0.1	0.2
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	—	0.1	—
Actuarial loss	—	—	—	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$—	$0.1	$0.2	$0.2

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	September 30, 2021	December 31, 2020
Salaries, wages, and commissions	54.5	36.4
Product warranty costs	10.3	9.7
Insurance	2.6	2.4
Employee benefits	10.0	9.8
Other	37.3	30.7
	114.7	89.0

9. INCOME TAXES
The Company’s effective tax rate from continuing operations for the nine month period ended September 30, 2021 was 17.4 percent as compared to 18.9 percent for the nine month period ended September 30, 2020. The effective tax rate is lower than the U.S. statutory rate of 21 percent primarily due to foreign earnings taxed at rates below the U.S. statutory rate, the recognition of the U.S. foreign-derived intangible income (FDII) provisions, and certain discrete events including excess tax benefits from share-based compensation partially offset by state taxes. For the third quarter of 2021, the effective tax rate was 18.3 percent as compared to 17.3 percent for the third quarter of 2020.

The decrease in the effective tax rate for the nine month period ended September 30, 2021, as compared to the nine month period ended September 30, 2020, was primarily a result of net favorable discrete events of $4.0 million in 2021, including increased excess tax benefits from share-based compensation, compared to net favorable discrete events of $0.7 million in 2020.

10. DEBT
Debt consisted of the following:

(In millions)	September 30, 2021	December 31, 2020
New York Life Agreement	75.0	75.0
Credit Agreement	105.0	—
Tax increment financing debt	16.5	17.6
Financing Leases	—	0.1
Foreign subsidiary debt	0.6	1.8
Other	—	0.2
Less: unamortized debt issuance costs	(0.3)	(0.1)
	$196.8	$94.6
Less: current maturities	(106.3)	(2.6)
Long-term debt	$90.5	92.0

Debt outstanding, excluding unamortized debt issuance costs, at September 30, 2021 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$197.1	$106.3	$1.3	$1.4	$1.4	$76.5	$10.2

Prudential Agreement
The Company maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates, which was renewed on July 30, 2021 and expires on July 30, 2024. The Prudential Agreement has an initial borrowing capacity of $150.0 million. As of September 30, 2021, the Company had no notes issued and  $150.0 million borrowing capacity available under the Prudential Agreement.

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

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC and its affiliates (the "New York Life Agreement"), which was renewed on July 30, 2021 and expires on July 30, 2024. The New York Life Agreement has a maximum aggregate borrowing capacity of $200.0 million. On September 26, 2018, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of September 30, 2021, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of September 30, 2021, the Company had $105.0 million outstanding borrowings, $4.1 million in letters of credit outstanding, and $140.9 million of available capacity under the Credit Agreement.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of September 30, 2021.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$46.2	$38.4	$113.2	$73.7
Less: Earnings allocated to participating securities	0.3	0.3	0.7	0.5
Net income available to common shareholders	$45.9	$38.1	$112.5	$73.2
Denominator:
Basic weighted average common shares outstanding	46.5	46.2	46.4	46.2
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.5	0.4	0.6	0.4
Diluted weighted average common shares outstanding	47.0	46.6	47.0	46.6
Basic earnings per share	$0.99	$0.82	$2.43	$1.58
Diluted earnings per share	$0.98	$0.82	$2.40	$1.57

There were 0.0 million and 0.3 million stock options outstanding for the third quarters ended September 30, 2021 and September 30, 2020, and 0.1 million and 0.4 million stock options outstanding for the nine months ended September 30, 2021 and September 30, 2020 respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

12. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the third quarters ended September 30, 2021 and September 30, 2020:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of June 30, 2021	$4,645	$298,944	$804,047	$(50,897)	$(155,440)	$2,541	$903,840	$(209)
Net income			46,172			218	46,390	64
Dividends on common stock ($0.175/share)			(8,179)				(8,179)
Common stock issued	7	2,394					2,401
Common stock repurchased	(12)		(9,895)				(9,907)
Share-based compensation	1	2,347					2,348
Noncontrolling dividend						—	—
Currency translation adjustment					(12,034)	(50)	(12,084)	(1)
Pension liability, net of tax				915			915
Balance as of September 30, 2021	$4,641	$303,685	$832,145	$(49,982)	$(167,474)	$2,709	$925,724	$(146)

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of June 30, 2020	$4,618	$278,175	$715,621	$(48,657)	$(175,893)	$1,647	$775,511	$(262)
Net Income			38,372			178	38,550	25
Dividends on common stock ($0.155/share)			(7,195)				(7,195)
Common stock issued	6	1,488					1,494
Common stock repurchased	(3)		(1,364)				(1,367)
Share-based compensation	(1)	1,298					1,297
Noncontrolling dividend						—	—
Currency translation adjustment					3,330	48	3,378	(14)
Pension liability, net of taxes				774			774
Balance as of September 30, 2020	$4,620	$280,961	$745,434	$(47,883)	$(172,563)	$1,873	$812,442	$(251)

The schedule below set forth equity changes in the nine months ended September 30, 2021 and September 30, 2020:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2020	$4,622	$283,420	$764,562	$(52,666)	$(152,105)	$2,116	$849,949	$(245)
Net Income			113,193			695	113,888	92
Dividends on common stock ($0.525/share)			(24,499)				(24,499)
Common stock issued	33	11,357					11,390
Common stock repurchased	(27)		(21,111)				(21,138)
Share-based compensation	13	8,908					8,921
Noncontrolling dividend						—	—
Currency translation adjustment					(15,369)	(102)	(15,471)	7
Pension liability, net of taxes				2,684			2,684
Balance as of September 30, 2021	$4,641	$303,685	$832,145	$(49,982)	$(167,474)	$2,709	$925,724	$(146)

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2019	$4,639	$269,656	$712,460	$(50,089)	$(140,121)	$2,124	$798,669	$(236)
Net Income			73,666			534	74,200	(31)
Dividends on common stock ($0.465/share)			(21,641)				(21,641)
Common stock issued	10	3,004					3,014
Common stock repurchased	(40)		(19,051)				(19,091)
Share-based compensation	11	8,301					8,312
Noncontrolling dividend						(830)	(830)
Currency translation adjustment					(32,442)	45	(32,397)	16
Pension liability, net of taxes				2,206			2,206
Balance as of September 30, 2020	$4,620	$280,961	$745,434	$(47,883)	$(172,563)	$1,873	$812,442	$(251)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the nine months ended September 30, 2021 and September 30, 2020, are summarized below:

(In millions)
For the nine months ended September 30, 2021:	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance as of December 31, 2020	$(152.2)	$(52.6)	$(204.8)

Other comprehensive income/(loss) before reclassifications	(15.3)	—	(15.3)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	2.7	2.7
Net other comprehensive income/(loss)	(15.3)	2.7	(12.6)

Balance as of September 30, 2021	$(167.5)	$(49.9)	$(217.4)

For the nine months ended September 30, 2020:
Balance as of December 31, 2019	$(140.2)	$(50.0)	$(190.2)

Other comprehensive income/(loss) before reclassifications	(32.4)	—	(32.4)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	2.2	2.2
Net other comprehensive income/(loss)	(32.4)	2.2	(30.2)

Balance as of September 30, 2020	$(172.6)	$(47.8)	$(220.4)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.7 million and $0.6 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

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

Financial information by reportable business segment is included in the following summary:

	Third Quarter Ended		Nine Months Ended
(In millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	Net sales
Water Systems
External sales
United States & Canada	$134.8	$93.4	$333.1	$245.1
Latin America	36.5	30.1	102.9	82.5
Europe, Middle East & Africa	46.9	41.8	142.7	115.5
Asia Pacific	19.6	19.5	59.9	53.0
Intersegment sales
United States & Canada	22.9	18.1	66.9	49.3
Total sales	260.7	202.9	705.5	545.4
Distribution
External sales
United States & Canada	140.2	98.0	380.7	250.5
Intersegment sales	—	—	—	—
Total sales	140.2	98.0	380.7	250.5
Fueling Systems
External sales
United States & Canada	58.9	46.4	146.6	119.0
All other	22.1	22.0	63.4	60.6
Intersegment sales	—	—	—	—
Total sales	81.0	68.4	210.0	179.6

Intersegment Eliminations/Other	(22.9)	(18.1)	(66.9)	(49.3)
Consolidated	$459.0	$351.2	$1,229.3	$926.2

	Third Quarter Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	Operating income/(loss)
Water Systems	$36.8	$36.6	$102.7	$84.1
Distribution	12.3	6.4	30.3	10.9
Fueling Systems	23.9	18.9	57.3	44.5
Intersegment Eliminations/Other	(16.4)	(13.5)	(48.3)	(43.4)
Consolidated	$56.6	$48.4	$142.0	$96.1

	September 30, 2021	December 31, 2020
	Total assets
Water Systems	$909.7	$645.9
Distribution	293.6	249.0
Fueling Systems	282.5	268.9
Other	60.2	108.5
Consolidated	$1,546.0	$1,272.3

Other Assets are generally Corporate assets that are not allocated to the segments and are comprised primarily of cash and property, plant and equipment.

15. COMMITMENTS AND CONTINGENCIES
In 2011, the Company became aware of a review of alleged issues with certain underground piping connections installed in filling stations in France owned by the French Subsidiary of Exxon Mobile, Esso S.A.F. A French court ordered that a designated, subject-matter expert review 103 filling stations to determine what, if any, damages are present and the cause of those damages. The Company has participated in this investigation since 2011, along with several other third parties including equipment installers, engineering design firms who designed and provided specifications for the stations, and contract manufacturers of some of the installed equipment. The subject-matter expert has issued its preliminary report, which indicates that total damages incurred by Esso amounted to approximately 12 million euro. It is the Company’s position that its products were not the cause of any alleged damage. The Company has retained experts to demonstrate that its products did not cause the damage, and in January 2021, submitted its response to the expert’s preliminary report for each station. The expert's response to the Company's report is due to the Court in June 2022. The Company cannot predict the ultimate outcome of this matter. Any exposure related to this matter is neither probable nor estimable at this time. If payments result from a resolution of this matter, depending on the amount, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

The Company is defending other various claims and legal actions which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

At September 30, 2021, the Company had $14.1 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the nine months ended September 30, 2021, are as follows:

(In millions)
Balance as of December 31, 2020	$9.7
Accruals related to product warranties	7.0
Additions related to acquisitions	0.1
Reductions for payments made	(6.5)
Balance as of September 30, 2021	$10.3

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

The components of the Company’s operating lease portfolio as of the third quarter and nine months ended September 30, 2021 are as follows:

Lease Cost (in millions):	Third Quarter Ended	Nine Months Ended
Operating lease cost	$3.5	$9.2
Short-term lease cost	0.1	0.5

Other Information:
Weighted-average remaining lease term		4.1 years
Weighted-average discount rate		4.1%

The minimum rental payments for non-cancellable operating leases as of September 30, 2021, are as follows:

(In millions)	2021	2022	2023	2024	2025	Thereafter
Future Minimum Rental Payments	$3.9	$12.1	$8.5	$5.1	$3.3	$7.1

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the nine months ended September 30, 2021 and September 30, 2020 are as follows:

	September 30, 2021	September 30, 2020
Risk-free interest rate	0.66%	1.39%
Dividend yield	0.96%	1.04%
Volatility factor	34.98%	29.45%
Expected term	5.5 years	5.5 years

A summary of the Company’s outstanding stock option activity and related information for the nine months ended September 30, 2021 is as follows:

(Shares in thousands)	September 30, 2021
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,331	$41.90
Granted	152	73.14
Exercised	(333)	34.18
Forfeited	—	—
Outstanding at end of period	1,150	$48.25
Expected to vest after applying forfeiture rate	1,147	$48.22
Vested and exercisable at end of period	764	$41.45

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of September 30, 2021 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	6.22 years	$24,688
Expected to vest after applying forfeiture rate	6.21 years	$24,676
Vested and exercisable at end of period	5.13 years	$21,223

The total intrinsic value of options exercised during the nine months ended September 30, 2021 and September 30, 2020 was $15.1 million and $2.4 million, respectively.

As of September 30, 2021, there was $1.2 million of total unrecognized compensation cost related to non-vested stock options granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.49 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the nine months ended September 30, 2021 is as follows:

(Shares in thousands)	September 30, 2021
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	403	$49.34
Awarded	104	74.23
Vested	(124)	43.52
Forfeited	(11)	50.06
Non-vested at end of period	372	$58.21

As of September 30, 2021, there was $9.7 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.13 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2021 vs. Third Quarter 2020

OVERVIEW
Sales in the third quarter of 2021 increased from the third quarter last year. The sales increase was led by increases from volume, price, and acquisitions. The Company's consolidated gross profit was $163.1 million for the third quarter of 2021, an increase of $38.8 million or about 31 percent from the prior year’s third quarter. Earnings per share in the third quarter of 2021 were up to the same period last year by about 20 percent.

RESULTS OF OPERATIONS

Net Sales
Net sales in the third quarter of 2021 were $459.0 million, an increase of $107.8 million or about 31 percent compared to 2020 third quarter sales of $351.2 million. Acquisition related sales were $47.4 million. Sales revenue increased by $1.1 million or less than 1 percent in the third quarter of 2021 due to foreign currency translation.

	Net Sales
(In millions)	Q3 2021	Q3 2020	2021 v 2020
Water Systems	$260.7	$202.9	$57.8
Fueling Systems	81.0	68.4	$12.6
Distribution	140.2	98.0	$42.2
Eliminations/Other	(22.9)	(18.1)	$(4.8)
Consolidated	$459.0	$351.2	$107.8

Net Sales-Water Systems
Water Systems sales were $260.7 million in the third quarter 2021, an increase of $57.8 million versus the third quarter 2020 sales of $202.9 million. In the third quarter of 2021, sales from businesses acquired since the third quarter of 2020 were $34.2 million. Water Systems sales increased by $0.7 million or less than 1 percent in the quarter due to foreign currency translation. Water Systems sales, excluding acquisitions and the impact of foreign currency translation, were up about 11 percent compared to the third quarter 2020.

Water Systems sales in the U.S. and Canada were up overall by 41 percent compared to the third quarter 2020. In the third quarter of 2021, sales from businesses acquired since the third quarter of 2020 were $33.7 million. In the U.S. and Canada, Water Systems organic sales increased by 10 percent. Sales of groundwater pumping equipment increased by about 12 percent, and sales of dewatering equipment were up about 60 percent, both due to strong end market demand. Sales of surface pumping equipment increased by about 3 percent versus the third quarter 2020, as supply constraints with certain utility pumps and lower overall sales of sump pumps limited their growth rate.

Water Systems sales in markets outside the U.S. and Canada increased by 13 percent overall. Foreign currency translation had no effect on sales. In the third quarter of 2021, sales from businesses acquired since the third quarter of 2020 were $0.5 million. Outside the U.S. and Canada, Water Systems organic sales increased by 12 percent, driven by higher sales in Latin America, Europe, the Middle East and Africa, partially offset by lower sales in the Asia Pacific markets.

Net Sales-Fueling Systems
Fueling Systems sales were $81.0 million in the third quarter 2021, an increase of $12.6 million versus the third quarter 2020 sales of $68.4 million. In the third quarter of 2021, sales increased by $0.4 million or about 1 percent due to foreign currency translation. Fueling Systems organic sales increased about 18 percent compared to the third quarter of 2020.

Fueling Systems sales in the U.S. and Canada increased by about 27 percent compared to the third quarter 2020. The increase was due to higher demand for Fuel Management and Pumping Systems, and Piping. Outside the U.S. and Canada, Fueling Systems revenues decreased by about 1 percent, as sales increases of 11 percent in the rest of the world outside of China were offset by lower sales in China. China sales were about $4 million in the third quarter of 2021 compared to the third quarter of 2020 Fueling Systems China sales of about $6 million.

Net Sales - Distribution
Distribution sales were $140.2 million in the third quarter 2021, versus third quarter 2020 sales of $98.0 million. In the third quarter of 2021, sales from businesses acquired since the third quarter of 2020 were $13.2 million. The Distribution segment organic sales increased about 30 percent compared to the third quarter of 2020. Revenue growth was driven by broad-based demand in all regions and product categories.

Cost of Sales
Cost of sales as a percent of net sales for the third quarter of 2021 and 2020 was 64.5 percent and 64.6 percent, respectively. Correspondingly, the gross profit margin as a percent of net sales was 35.5 percent in the third quarter of 2021 compared to 35.4 percent in the third quarter of 2020. The gross profit margin was flat as material inflation costs were offset by price increases. The Company's consolidated gross profit was $163.1 million for the third quarter of 2021, an increase of $38.8 million from the gross profit of $124.3 million in the third quarter of 2020. The gross profit increase was primarily due to higher sales.

Selling, General, and Administrative ("SG&A")
Selling, general, and administrative (SG&A) expenses were $106.4 million in the third quarter of 2021 compared to $75.5 million in the third quarter of the prior year. SG&A expenses from acquired businesses were about $12 million. Excluding acquisitions, SG&A expenses were higher by $19.0 million, about $11 million of which is variable compensation expense and commissions on higher sales.

Restructuring Expenses
Restructuring expenses for the third quarter of 2021 were $0.1 million, primarily in the Water segment and related to miscellaneous manufacturing realignment activities. Restructuring expenses for the third quarter of 2020 were $0.4 million, primarily in the Water segment and related to miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $56.6 million in the third quarter of 2021, up $8.2 million or 17 percent from $48.4 million in the third quarter of 2020.

	Operating income (loss)
(In millions)	Q3 2021	Q3 2020	2021 v 2020
Water Systems	36.8	$36.6	$0.2
Fueling Systems	23.9	18.9	5.0
Distribution	12.3	6.4	5.9
Eliminations/Other	(16.4)	(13.5)	(2.9)
Consolidated	$56.6	$48.4	$8.2

Operating Income-Water Systems
Water Systems operating income was $36.8 million in the third quarter 2021, up $0.2 million compared to $36.6 million in the third quarter 2020. The third quarter of 2021 operating income margin was 14.1 percent versus 18.0 percent of net sales in the third quarter of 2020. The decline in operating margin was due to higher SG&A expenses; primarily higher variable compensation and other operating expenses relating to increased commercial activity. Additionally, significant cost inflation in materials, components, freight, and tariffs, all of which the Company strived to fully offset with pricing, and a higher mix of Water Treatment sales at a lower margin also contributed to the lower operating margin.

Operating Income-Fueling Systems
Fueling Systems operating income was $23.9 million in the third quarter of 2021, up $5.0 million or about 26 percent compared to $18.9 million in the third quarter of 2020. The increase in operating income was primarily due to higher sales revenues. The third quarter of 2021 operating income margin was 29.5 percent versus 27.6 percent of net sales in the third quarter of 2020. Operating income margin in the third quarter increased in Fueling Systems primarily due leverage on higher sales volumes, favorable product, and geographic sales mix shifts.

Operating Income-Distribution
Distribution operating income was $12.3 million in the third quarter of 2021 and the third quarter operating income margin was 8.8 percent. Distribution operating income was $6.4 million in the third quarter of 2020 and the third quarter operating income margin was 6.5 percent. Distribution’s operating income was higher in the third quarter due to higher sales volumes. The increase in operating income margin was primarily due to revenue growth and operating leverage.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses. The inter-segment profit elimination impact in the third quarter of 2021 compared to the third quarter of 2020 negative impact of $0.3 million on operating income. The inter-segment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until the transferred product is sold from the Distribution segment to its customer. Unallocated general and administrative expenses were higher by $2.6 million or about 19 percent, primarily higher due to higher variable compensation expense.

Interest Expense
Interest expense for the third quarter of 2021 and 2020 was $1.4 million and $1.1 million, respectively.

Other Income or Expense
Other income or expense was a gain of $2.1 million and a loss of $0.5 million in the third quarter of 2021 and 2020, respectively. Included in other income or expense in the third quarter of 2021 was a gain of $2.5 million related to a settlement of an indirect tax dispute.

Foreign Exchange
Foreign currency-based transactions produced a loss for the third quarter of 2021 of $0.4 million. Foreign currency-based transactions produced a loss for the third quarter of 2020 of $0.1 million.

Income Taxes
The provision for income taxes in the third quarter of 2021 and 2020 was $10.4 million and $8.1 million, respectively. The effective tax rate for the third quarter of 2021 was about 18 percent and, before the impact of discrete events, was about 20 percent. The effective tax rate for the third quarter of 2020 was about 17 percent and, before the impact of discrete events, was about 20 percent. The tax rate as a percentage of pre-tax earnings for the full year 2021 is projected to be about 20 percent, compared to the full year 2020 tax rate of about 21 percent, both before discrete adjustments.

Net Income
Net income for the third quarter of 2021 was $46.5 million compared to the prior year third quarter net income of $38.6 million. Net income attributable to Franklin Electric Co., Inc. for the third quarter of 2021 was $46.2 million, or $0.98 per diluted share, compared to the prior year third quarter net income attributable to Franklin Electric Co., Inc. of $38.4 million or $0.82 per diluted share.

First Nine Months of 2021 vs. First Nine Months of 2020

OVERVIEW
Sales in the first nine months of 2021 were up from the same period last year. The sales increase was primarily from higher volumes, price, and acquisitions. The impact of foreign currency translation increased sales by less than 1 percent. The Company's consolidated gross profit was $430.9 million for the first nine months of 2021, an increase of $109.2 million or about 34 percent from the first nine months of 2020. Earnings in the first nine months of 2021 were up from the same period last year.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first nine months of 2021 were $1,229.3 million, an increase of $303.1 million or about 33 percent compared to 2020 first nine months sales of $926.2 million. The incremental impact of sales from acquired businesses was $109.8 million. Sales revenue increased by $4.3 million or less than 1 percent in the first nine months of 2021 due to foreign currency translation.

	Net Sales
(In millions)	YTD September 30, 2021	YTD September 30, 2020	2021 v 2020
Water Systems	$705.5	$545.4	$160.1
Fueling Systems	210.0	179.6	$30.4
Distribution	380.7	250.5	$130.2
Eliminations/Other	(66.9)	(49.3)	$(17.6)
Consolidated	$1,229.3	$926.2	$303.1

Net Sales-Water Systems
Water Systems sales were $705.5 million in the first nine months 2021, an increase of $160.1 million or about 29 percent versus the first nine months of 2020. The incremental impact of sales from acquired businesses was $65.2 million. Foreign currency translation changes increased sales $1.8 million, or less than 1 percent, compared to sales in the first nine months of 2020. The Water Systems sales change in the first nine months of 2021, excluding acquisitions and foreign currency translation, was an increase of $93.2 million or about 17 percent.

Water Systems sales in the U.S. and Canada increased by about 36 percent compared to the first nine months of 2020. The incremental impact of sales from acquired businesses was $64.7 million. Sales revenue increased by $3.4 million in the first nine months of 2021 due to foreign currency translation. In the first nine months of 2021, sales of groundwater pumping equipment increased by about 17 percent, sales of dewatering equipment were up about 42 percent, and sales of surface pumping equipment increased by about 8 percent versus the third quarter 2020, all due to strong end market demand

Water Systems sales in markets outside the U.S. and Canada increased by about 22 percent compared to the first nine months of 2020. The incremental impact of sales from acquired businesses was $0.5 million. Sales revenue decreased by $1.6 million in the first nine months of 2021 due to foreign currency translation. The change in the first nine months of 2021, excluding acquisitions and foreign currency translation, was an increase of about 22 percent. Sales grew organically in all major markets; Latin America, EMENA, and Asia Pacific.

Net Sales-Fueling Systems
Fueling Systems sales were $210.0 million in the first nine months of 2021, an increase of $30.4 million or about 17 percent from the first nine months of 2020. Foreign currency translation changes increased sales $2.5 million or about 1 percent compared to sales in the first nine months of 2020. The Fueling Systems sales change in the first nine months of 2021, excluding foreign currency translation, was an increase of $27.9 million or about 16 percent.

Fueling Systems sales in the U.S. and Canada increased by about 23 percent during the first nine months of 2021, the increase was due to higher demand for Fuel Management and Pumping Systems, and Piping. Outside the U.S. and Canada, Fueling Systems revenues increased by about 4 percent overall, as sales increases of 14 percent in the rest of the world outside of China were offset by lower sales in China. China sales were about $9 million in the first nine months of 2021 compared to the first nine months of 2020 Fueling Systems China sales of about $14 million.

Net Sales - Distribution
Distribution sales were $380.7 million in the first nine months of 2021, versus the first nine months of 2020 sales of $250.5 million. The incremental impact of sales from acquired businesses was $44.6 million. Distribution segment organic sales increased about 34 percent compared to the first nine months of 2020. Revenue growth was driven by broad-based demand in all regions and product categories.

Cost of Sales
Cost of sales as a percent of net sales for the first nine months of 2021 and 2020 was 64.9 percent and 65.3 percent, respectively. Correspondingly, the gross profit margin was 35.1 percent and 34.7 percent, respectively. The increase in gross profit margin was primarily driven by price realization, product sales mix and cost management. The Company's consolidated gross profit was $430.9 million for the first nine months of 2021, up $109.2 million from the gross profit of $321.7 million in the first nine months of 2020. The gross profit increase was primarily due to higher sales.

Selling, General, and Administrative ("SG&A")
Selling, general, and administrative expenses were $288.5 million in the first nine months of 2021 and increased by $65.1 million compared to $223.4 million in the first nine months of last year. SG&A expenses from acquired businesses were $26.8 million. Excluding acquisitions, SG&A expenses were higher by $38.3 million, about $23 million of which is variable compensation expense and commissions on higher sales. The remaining SG&A increases were primarily related to other operating expenses relating to increased commercial activity.

Restructuring Expenses
Restructuring expenses for the first nine months of 2021 were $0.4 million. Restructuring expenses were $0.3 million in the Water segment and $0.1 million in Distribution segments. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities and branch closings and consolidations in the Distribution segment. Restructuring expenses for the first nine months of 2020 were $2.2 million. Restructuring expenses were $2.0 million in the Water segment and $0.1 million in both the Fueling and Distribution segments. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities and branch closings and consolidations in the Distribution segment.

Operating Income
Operating income was $142.0 million in the first nine months of 2021, up $45.9 million or 48 percent from $96.1 million in the first nine months of 2020.

	Operating income (loss)
(In millions)	YTD September 30, 2021	YTD September 30, 2020	2021 v 2020
Water Systems	102.7	84.1	$18.6
Fueling Systems	57.3	44.5	12.8
Distribution	30.3	10.9	19.4
Eliminations/Other	(48.3)	(43.4)	(4.9)
Consolidated	$142.0	$96.1	$45.9

Operating Income-Water Systems
Water Systems operating income was $102.7 million in the first nine months of 2021 compared to $84.1 million in the first nine months of 2020, an increase of 22 percent. Operating income increased in Water Systems primarily due to higher sales volumes. The first nine months operating income margin was 14.6 percent compared to the first nine months of 2020 operating income margin of 15.4 percent. Operating income margin decreased in Water Systems primarily due to significant cost inflation in materials, components, freight, and tariffs; all of which the Company strived to fully offset with pricing; and a higher mix of Water Treatment sales at a lower margin also contributed to the lower operating margin.

Operating Income-Fueling Systems
Fueling Systems operating income was $57.3 million in the first nine months of 2021 compared to $44.5 million in the first nine months of 2020. Operating income increased in Fueling Systems primarily due to higher sales volumes. The first nine months operating income margin was 27.3 percent compared to 24.8 percent of net sales in the first nine months of 2020. Operating income margin increased in Fueling Systems primarily due to operating leverage on higher sales, favorable product and geographic sales mix shifts.

Operating Income-Distribution
Distribution operating income was $30.3 million in the first nine months of 2021 and operating income margin was 8.0 percent. Distribution operating income was $10.9 million in the first nine months of 2020 and operating income margin was 4.4 percent. Distribution’s operating income in the first nine months was higher in due to higher sales volumes. The increase in operating income margin was primarily due to revenue growth and operating leverage.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses. The inter-segment profit elimination impact in the first nine months of 2021 increased operating income about $0.1 million versus the impact in the first nine months of 2020. The inter-segment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until the transferred product is sold from the Distribution segment to its third-party customer. Unallocated general and administrative expenses were higher by $5.0 million or about 12 percent to last year in the first nine months, primarily due to higher variable compensation expense.

Interest Expense
Interest expense for the first nine months of 2021 and 2020 was $3.8 million and $3.5 million, respectively, primarily as a result of higher debt levels.

Other Income or Expense
Other income or expense was a gain of $1.5 million and a loss of 1.1 million, respectively in the first nine months of 2021 and 2020. Included in other income or expense in 2021 was a gain of $2.5 million related to a settlement of an indirect tax dispute.

Foreign Exchange
Foreign currency–based transactions produced a loss for the first nine months of 2021 of $1.7 million, primarily from the Argentinian peso. Foreign currency–based transactions produced a loss for the first nine months of 2020 of $0.1 million.

Income Taxes
The provision for income taxes in the first nine months of 2021 and 2020 was $24.0 million and $17.3 million, respectively. The effective tax rate for the first nine months of 2021 was about 17 percent and, before the impact of discrete events, was about 20 percent. The effective tax rate in the first nine months of 2020 was about 19 percent and, before the impact of discrete events, was about 20 percent. The decrease in the effective tax rate was primarily a result of increased net favorable discrete events recorded in the first nine months of 2021 compared to the first nine months of 2020. The tax rate as a percentage of pre-tax earnings for the full year of 2021 is projected to be about 20 percent, compared to the full year 2020 tax rate of about 21 percent, both before discrete adjustments.

Net Income
Net income for the first nine months of 2021 was $114.0 million compared to 2020 first nine months net income of $74.2 million. Net income attributable to Franklin Electric Co., Inc. for the first nine months of 2021 was $113.2 million, or $2.40 per diluted share, compared to 2020 first nine months net income attributable to Franklin Electric Co., Inc. of $73.7 million or $1.57 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at September 30, 2021 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of September 30, 2021 the Company had a $250.0 million revolving credit facility. The facility is scheduled to mature on May 13, 2026. As of September 30, 2021, the Company had $140.9 million borrowing capacity under the Credit Agreement as $4.1 million in letters of commercial and standby letters of credit were outstanding and undrawn and $105 million in revolver borrowings were drawn and outstanding, which were primarily used for funding recent acquisitions.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity of  $125.0 million as of September 30, 2021. The Company also has other long-term debt borrowings outstanding as of September 30, 2021. See Note 10 - Debt for additional specifics regarding these obligations and future maturities.
At September 30, 2021, the Company had $61.1 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first nine months of 2021 and 2020.

(in millions)	2021	2020
Net cash flows from operating activities	$93.9	$133.7
Net cash flows from investing activities	(213.4)	(21.4)
Net cash flows from financing activities	68.2	(58.5)
Impact of exchange rates on cash and cash equivalents	(3.5)	(3.8)
Change in cash and cash equivalents	$(54.8)	$50.0

Cash Flows from Operating Activities
2021 vs. 2020
Net cash provided by operating activities was $93.9 million for the nine months ended September 30, 2021 compared to $133.7 million provided by operating activities for the nine months ended September 30, 2020. The decrease in cash provided by operating activities was primarily due to increased working capital requirements in support of higher revenues.

Cash Flows from Investing Activities
2021 vs. 2020
Net cash used in investing activities was $213.4 million for the nine months ended September 30, 2021 compared to $21.4 million used in investing activities for the nine months ended September 30, 2020. The increase in cash used in investing activities was attributable to increased acquisition activity in 2021.

Cash Flows from Financing Activities
2021 vs. 2020
Net cash provided by financing activities was $68.2 million for the nine months ended September 30, 2021 compared to $58.5 million used in financing activities for the nine months ended September 30, 2020. The increase in cash provided by financing activities was attributable to increased debt proceeds and issuance of common stock, primarily through stock option exercises, offset by increased dividend payments and common stock repurchases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the third quarter ended September 30, 2021. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is defending various claims and legal actions which have arisen in the ordinary course of business. For a description of the Company's material legal proceedings, refer to Note 15 - Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q, which is incorporated into this Item 1 by reference. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, other claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 98,169 shares for approximately $7.9 million under the plan during the third quarter of 2021. The maximum number of shares that may still be purchased under this plan as of September 30, 2021 is 742,273.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
July 1 - July 31	22,895	78.89	22,895	817,547
August 1 - August 31	6,422	80.89	6,422	811,125
September 1 - September 30	68,852	80.84	68,852	742,273
Total	98,169	80.39	98,169	742,273

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2020)
10.1	Employment Security Agreement between the Company and Jeffery L. Taylor (incorporated by reference to Exhibit 10.1 of the Company's form 10-Q filed on August 3, 2021)*
10.2
Form of Confidentiality and Non-Compete Agreement between the Company and Jeffery L. Taylor (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.3	Retirement Agreement and General Release between the Company and John J. Haines dated June 14, 2021 (incorporated by reference to Exhibit 10.3 of the Company's form 10-Q filed on August 3, 2021)*
10.4
Fourth Amended and Restated Credit Agreement, dated May 13, 2021, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 13, 2021)

10.5
Amended and Restated Note Purchase and Private Shelf Agreement by and among Franklin Electric Co., Inc., Franklin Electric B.V., NYL Investors LLC, and the purchasers named therein (incorporated by reference to Exhibit 10.5 to the Company's form 10-Q filed on August 3, 2021)

10.6
Fourth Amended and Restated Note Purchase and Private Shelf Agreement by and among Franklin Electric Co., Inc., Franklin Electric B.V., Prudential Insurance Company of America and the purchasers named therein (incorporated by reference to Exhibit 10.6 of the Company's form 10-Q filed on August 3, 2021)

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
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the third quarter and nine months ended September 30, 2021 and 2020 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the third quarter and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: November 2, 2021	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2021	By	/s/ Jeffery L. Taylor
Jeffery L. Taylor, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)