Form 10-K
period 2021-12-31
FRANKLIN ELECTRIC CO INC
filed 2022-02-25
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2021 (the last business day of the registrant’s most recently completed second quarter) was $3,727,659,914. The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant’s 401(k) Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 10, 2022:
46,481,113 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022 (Part III).

FRANKLIN ELECTRIC CO., INC.

PART I

ITEM 1. BUSINESS

Description of the Business
Franklin Electric Co., Inc. (“Franklin Electric” or the “Company”) is an Indiana corporation founded in 1944 and incorporated in 1946. Named after America’s pioneer electrical engineer, Benjamin Franklin, Franklin Electric manufactured the first water-lubricated submersible motor for water systems and the first submersible motor for fueling systems. With 2021 revenue of about $1.7 billion, the Company designs, manufactures and distributes water and fuel pumping systems, composed primarily of submersible motors, pumps, electronic controls, water treatment systems and related parts and equipment.

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

Water Systems Segment
Water Systems is a global leader in the production and marketing of water pumping systems and is a technical leader in submersible motors, pumps, drives, electronic controls, water treatment systems, and monitoring devices. The Water Systems segment designs, manufactures and sells motors, pumps, drives, electronic controls, monitoring devices, and related parts and equipment primarily for use in groundwater, water transfer and wastewater.

Water Systems motors, pumps and controls are used principally for pumping clean water and wastewater in a variety of residential, agricultural, municipal and industrial applications. Water Systems also manufactures electronic drives and controls for the motors which control functionality and provide protection from various hazards, such as electrical surges, over-heating and dry wells or dry tanks. In the last three years, the Company acquired First Sales, LLC; Waterite, Inc.; Puronics, Inc.; New Aqua, LLC; and B&R Industries, Inc. expanding its portfolio to include water treatment systems and acquired Minetuff Dewatering Pumps Australia Pty Ltd expanding its industrial dewatering product line.

Water Systems products are sold in highly competitive markets. Water Systems contributes about 60 percent of the Company’s total revenue. Significant portions of segment revenue come from selling groundwater and surface pumps, motors, and controls for residential and commercial buildings, as well as agricultural sales which are more seasonal and subject to commodity price changes. The Water Systems segment generates approximately 30 to 35 percent of its revenue in developing markets, which often lack municipal water systems. As those countries install water systems, the Company views those markets as an opportunity. The Company has had 6 to 9 percent compounded annual sales growth in developing regions in recent years. Water Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability, and price. The Company’s principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc. and Xylem, Inc.

2021 Water Systems research and development expenditures were primarily related to the following activities:
•Electronic variable frequency drives and controls for Pump and HVAC applications, including the development of SubDrive Connect and Cerus X-Drive to include support for HES (High Efficiency Systems) motor
•Greywater pumping equipment, including making FPS Non-Clog products explosion proof capable, the development of a 1HP Grinder pump, and development of 60Hz electrical submersible pumps with the recent acquisition of Minetuff
•Submersible and surface pumps for residential, commercial, municipal, and agricultural applications including the development of a standard global 4” pump family, development of new Submersible Turbine products, and upgrading the performance of our recently acquired lineshaft turbine product offerings
•Submersible motor technology and motor protection, including the development of 4 pole motor designs for 8” and 10” diameters and 4” Oil-filled motors
•Water Treatment products focused on component improvements and IOT enabled sensing systems

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

Fueling Systems offers a complete array of components between the tank and the dispenser, including submersible pumps, station hardware, piping, sumps, vapor recovery, corrosion control systems, and electronic controls. The Fueling Systems segment growth has been sustained by a commitment to protecting human health and the environment while delivering the lowest total cost of ownership. Fueling Systems takes steps to ensure its products are installed and maintained properly through robust global certification tools for their third-party contractors. The segment serves other energy markets such as power reliability systems and includes intelligent electronic devices that are designed for online monitoring for the power utility, hydroelectric, and telecommunication and data center infrastructure.

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

2021 Fueling Systems research and development expenditures were primarily related to the following activities:
•Developed and launched new Celltron Advantage Digital battery handheld tester
•Developed and launched new Desiccant Sensor for monitoring desiccant bags in corrosive environments
•Developed and launched new low level float to measure very small amounts of water in Diesel tanks
•Developed new Vapor Flow Meter for Chinese Vapor Recovery Monitoring regulation
•Developed UNITE, server software to collect data from Battery Monitoring and Battery Testers
•Developed Press-Fit Connector for Cabletight electrical conduit
•Continued developing Distribution Transformer Monitor
•Updated Vapor Recovery equipment to meet safety and performance for Turkey Vapor Recovery regulation

Distribution Segment
The Distribution Segment is operated as a collection of wholly owned leading groundwater distributors known as the Headwater Companies. Headwater Companies deliver quality products and leading brands to the industry, providing contractors with the availability and service they demand to meet their application challenges. The Distribution segment operates within the U.S. professional groundwater market. Highlights of the Distribution Segment geographic growth through acquisitions in the last three years are as follows:
•2019 - Acquired Milan Supply Company, a professional groundwater distributor operating in the mid-west
•2020 - Acquired Gicon Pumps & Equipment, Inc., a professional groundwater distributor operating in the south
•2021 - Acquired Blake Group Holdings, Inc., a professional groundwater distributor operating in the northeast

Information Regarding All Reportable Segments
Research and Development
The Company incurred research and development expense as follows:

(In millions)	2021	2020	2019
Research and development expense	$17.3	$21.7	$20.8

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

Major Customers
No single customer accounted for over 10 percent of net sales in 2021, 2020, or 2019. No single customer accounted for over 10 percent of gross accounts receivable in 2021 and 2020.

Backlog
The dollar amount of backlog by segment was as follows:

(In millions)	February 10, 2022	February 11, 2021
Water Systems	$205.9	$69.2
Fueling Systems	58.4	17.4
Distribution	22.1	11.9
Consolidated	$286.4	$98.5

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in fiscal year 2022. The Company’s sales in the first quarter are generally less than its sales in other quarters due to less water well drilling and overall product sales during the winter months in the Northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

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

Human Capital Resources
As of December 31, 2021, the Company had approximately 6,400 employees. The Company is committed to providing safe work environments for our employees, prioritizing wellness, health and safety best practices, and requiring ethical compliance with established policies. Further information regarding our human capital details and initiatives can be found in the 2021 Franklin Electric Sustainability Report available for download on the Company's website.

Available Information
The Company is a U.S. public reporting company under the Exchange Act and files reports, proxy statements, and other information with the SEC, which can be accessed from the SEC's home page on the Internet at www.sec.gov. The Company’s website address is www.franklin-electric.com. The Company makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Additionally, the Company’s website includes the Company’s corporate governance guidelines, its Board committee charters, Lead Independent Director charter, and the Company’s code of business conduct and ethics. Information contained on the Company’s website is not part of this annual report on Form 10-K.

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

Volatility in the prices and availability of raw materials, components, finished goods and other commodities could adversely affect operations. The Company purchases most of the raw materials for its products on the open market and relies on third parties for the sourcing of certain finished goods. Accordingly, the cost of its products may be affected by changes in the market price and its ability to successfully obtain raw materials, sourced components, or finished goods. The Company and its suppliers also use natural gas and electricity in manufacturing products both of which have historically been volatile. The Company does not generally engage in commodity hedging for raw materials and energy. Significant increases in the prices or disruptions in the supply chain of commodities, sourced components, finished goods, energy or other commodities could cause product prices to increase, which may reduce demand for products or make the Company more susceptible to competition.  Furthermore, in the event the Company is unable to pass along increases in operating costs to its customers, margins and profitability may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Franklin Electric serves customers worldwide with over 225 manufacturing and distribution facilities located in over 20 countries. The Global Headquarters is located in Fort Wayne, Indiana, United States and houses sales, marketing, and administrative offices along with a state of the art research and engineering facility. Besides the owned corporate facility, the Company considers the following to be principal properties:

Location / Segment	Purpose	Own/Lease
Santa Catarina, Brazil / Water & Fueling	Manufacturing/Distribution/Sales	Own
Sao Paulo, Brazil / Water & Fueling	Manufacturing/Distribution/Sales	Own
Jiangsu Province, China / Water & Fueling	Manufacturing	Own
Brno, Czech Republic / Water	Manufacturing	Own
Vicenza, Italy / Water	Manufacturing	Own
Nuevo Leon, Mexico / Water & Fueling	Manufacturing	Own
Edenvale, South Africa / Water	Manufacturing	Own
Izmir, Turkey / Water	Manufacturing/Distribution/Sales/R&D	Own
Indiana, United States / Water	Manufacturing/Distribution/Sales	Lease
Montana, United States / Distribution	Distribution	Own
North Carolina, United States / Distribution	Distribution	Own
Oklahoma, United States / Water	Manufacturing	Own
Oregon, United States / Water	Manufacturing/Distribution/Sales/R&D	Lease
Wisconsin, United States / Fueling	Manufacturing/Distribution/Sales/R&D	Own

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of December 31, 2021, are as follows:

Name	Age	Position Held	Period Holding Position
Gregg C. Sengstack	63	Chairperson of the Board and Chief Executive Officer	2015 - present
Jeffery L. Taylor	55	Vice President, Chief Financial Officer	2021 - present
		Chief Financial Officer, Blue Bird Corporation	2020 - 2021
		Senior Vice President and Chief Financial Officer, Wabash National Corporation	2014 - 2020
DeLancey W. Davis	56	Vice President and President, Headwater Companies	2017 - present
		Vice President and President, North America Water Systems	2012 - 2017
Donald P. Kenney	61	Vice President and President, Global Water	2019 - present
		Vice President and President, North America Water Systems	2017 - 2019
		Vice President and President, Energy Systems	2014 - 2017
Jonathan M. Grandon	46	Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	2016 - present
		Vice President, Integration - Zimmer Biomet	2015 - 2016
Jay J. Walsh	52	Vice President and President, Fueling Systems	2019 - present
		President, Fueling Systems	2017 - 2019
		Executive Vice President, Fueling Systems	2013 - 2017
Dr. Paul N. Chhabra	48	Vice President, Global Product Supply	2018 - present
		Vice President, Global Supply Chain - Applied Materials	2015 - 2018

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of shareholders of record as of February 10, 2022 was 639. The Company’s stock is traded on the NASDAQ Global Select Market under the symbol FELE. Broadridge Corporate Issuer Solutions, Inc. 1155 Long Island Avenue, Edgewood, New York, 11717 serves as the registrar, record keeper, and stock transfer agent.

Dividends paid per common share as quoted by the NASDAQ Global Select Market for 2021 and 2020 were as follows:

Dividends per Share
	2021	2020
1st Quarter	$.1750	$.1550
2nd Quarter	.1750	.1550
3rd Quarter	.1750	.1550
4th Quarter	.1750	.1550

The Company has increased dividend payments on an annual basis for 29 consecutive years. The payment of dividends in the future will be determined by the Board of Directors and will depend on business conditions, earnings, and other factors.
Issuer Purchases of Equity Securities
In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 959 shares for approximately $0.1 million under this plan during the fourth quarter of 2021. The maximum number of shares that may still be purchased under this plan as of December 31, 2021 is 741,314.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
October 1 - October 31	959	$79.86	959	741,314
November 1 - November 30	—	$—	—	741,314
December 1 - December 31	—	$—	—	741,314
Total	959	$79.86	959	741,314

Stock Performance Graph
The following graph compares the Company’s cumulative total shareholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Guggenheim S&P Global Water Index and the Russell 2000 Index.

Hypothetical $100 invested on December 31, 2016 (fiscal year-end 2016) in Franklin Electric common stock (FELE), Guggenheim S&P Global Water Index, and Russell 2000 Index, assuming reinvestment of dividends:

	YE 2016	2017	2018	2019	2020	2021
FELE	$100	$118	$110	$148	$178	$244
Guggenheim S&P Global Water	100	139	125	165	187	243
Russell 2000	100	113	101	125	147	168

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of the year-over-year comparison of changes in the Company's financial condition and results of operation as of and for the fiscal years ended December 31, 2020 and December 31, 2019 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

2021 vs. 2020

OVERVIEW
Sales in 2021 were up from the prior year. The sales increase was led by increases from volume, price, and acquisitions. The impact of foreign currency translation decreased sales by less than 1 percent. The Company's consolidated gross profit was $576.1 million for 2021, an increase of $143.0 million or about 33 percent from 2020. The gross profit as a percent of net sales was changed at 34.7 percent in 2021 and 2020. For 2021, diluted earnings per share were $3.25, up from 2020 diluted earnings per share of $2.14.

RESULTS OF OPERATIONS

Net Sales
Net sales in 2021 were $1,661.9 million, an increase of $414.6 million or about 33 percent compared to 2020 sales of $1,247.3 million. The incremental impact of sales from acquired businesses was $149.8 million. Sales revenue decreased by $2.3 million or less than 1 percent in 2021 due to foreign currency translation. The sales change in 2021, excluding acquisitions and foreign currency translation, was an increase of about 21 percent. Revenue growth was from volume and price across all three segments.

	Net Sales
(In millions)	2021	2020	2021 v 2020
Water Systems	$963.6	$734.7	$228.9
Fueling Systems	289.1	245.1	44.0
Distribution	497.6	328.4	169.2
Eliminations/Other	(88.4)	(60.9)	(27.5)
Consolidated	$1,661.9	$1,247.3	$414.6

Net Sales-Water Systems
Water Systems sales were $963.6 million in 2021, an increase of $228.9 million or about 31 percent versus 2020. The incremental impact of sales from acquired businesses was $96.7 million. Foreign currency translation changes decreased sales $4.5 million, or about 1 percent, compared to sales in 2020. The Water Systems sales change in 2021, excluding acquisitions and foreign currency translation, was an increase of $136.7 million or about 19 percent. Revenue growth was from volume and price driven by broad-based demand in all regions and product categories.

Water Systems sales in the U.S. and Canada increased by about 41 percent compared to 2020. The incremental impact of sales from acquired businesses was $94.3 million. Sales revenue increased by $4.0 million or about 1 percent in 2021 due to foreign currency translation. In 2021, sales of dewatering equipment increased by about 47 percent due to higher sales in rental channels and in oil production end markets. Sales of groundwater pumping equipment increased by 21 percent versus 2020. Sales of other surface pumping equipment increased by about 9 percent.

Water Systems sales in markets outside the U.S. and Canada increased by about 20 percent compared to 2020. The incremental impact of sales from acquired businesses was $2.4 million. Sales revenue decreased by $8.5 million or about 2 percent in 2021 due to foreign currency translation. Sales change in 2021, excluding acquisitions and foreign currency translation, was an increase of about 21 percent. Sales growth was in all geographic markets; Latin America, EMENA and Asia Pacific markets.

Net Sales-Fueling Systems
Fueling Systems sales were $289.1 million in 2021, an increase of $44.0 million or about 18 percent from 2020. Foreign currency translation changes increased sales $2.2 million or about 1 percent compared to sales in 2020. The Fueling Systems sales change in 2021, excluding foreign currency translation, was an increase of $41.8 million or about 17 percent. Revenue growth was from volume and price driven primarily by the U.S. and Canada regions.

Fueling Systems sales in the U.S. and Canada increased by about 25 percent during 2021. The growth was broad base across most product lines and due to higher demand from filling stations. Fueling Systems revenues outside the U.S and Canada increased by about 2 percent, driven by higher sales in India, Latin America and most regions in Asia Pacific, partially offset by lower sales in China. China sales were about $12 million in 2021 compared to 2020 Fueling Systems China sales of about $18 million.

Net Sales-Distribution
Distribution sales were $497.6 million in 2021, versus 2020 sales of $328.4 million or about 52 percent from 2020. The incremental impact of sales from acquired businesses was $53.1 million. Distribution segment organic sales increased $116.1 million or about 35 percent compared to 2020. Revenue growth was from volume and price driven by broad-based demand in all regions and product categories.

Cost of Sales
Cost of sales as a percent of net sales for 2021 and 2020 was 65.3 percent for both years. Correspondingly, the gross profit margin was 34.7 percent, respectively. The Company's consolidated gross profit was $576.1 million for 2021, up $143.0 million from the gross profit of $433.1 million in 2020. The increase in gross profit and gross profit margin was primarily driven by price realization, favorable product and geographic sales mix shifts and cost management which were enough to offset inflation.

Selling, General and Administrative (“SG&A”)
Selling, general, and administrative expenses were $386.3 million in 2021 and increased by $86.2 million or 29 percent overall compared to $300.1 million last year. SG&A expenses from acquired businesses were $37.0 million, and excluding the acquired entities, the Company’s SG&A expenses in 2021 were $349.3 million, an increase of 16 percent from the prior year. SG&A expenses were higher versus the prior year due to higher variable performance-based compensation expenses and increased spending to support sales growth.

Restructuring Expenses
Restructuring expenses for 2021 were $0.6 million. Restructuring expenses were $0.5 million in the Water segment and $0.1 million in Distribution segments. Restructuring expenses in Water segment were primarily from Water Treatment realignment activities, and branch closings and consolidations in the Distribution segment. Restructuring expenses for 2020 were $2.5 million. Restructuring expenses were $2.3 million in the Water segment and $0.1 million in each of the Fueling and Distribution segments. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities and branch closings and consolidations in the Distribution segment.

Operating Income
Operating income was $189.2 million in 2021, up $58.7 million or 45 percent from $130.5 million in 2020.

	Operating income (loss)
(In millions)	2021	2020	2021 v 2020
Water Systems	$139.1	$114.4	$24.7
Fueling Systems	79.5	63.4	16.1
Distribution	35.9	11.5	24.4
Eliminations/Other	(65.3)	(58.8)	(6.5)
Consolidated	$189.2	$130.5	$58.7

Operating Income-Water Systems
Water Systems operating income was $139.1 million in 2021 compared to $114.4 million in 2020, an increase of 22 percent. The operating income margin was 14.4 percent compared to the 2020 operating income margin of 15.6 percent. Operating income increased in Water Systems primarily due to higher sales volumes. Operating income margin decreased in Water Systems due to the dilution from Water Treatment at lower margins, higher inflation, and selling, general, and administrative costs not entirely offset by price realization.

Operating Income-Fueling Systems
Fueling Systems operating income was $79.5 million in 2021 compared to $63.4 million in 2020. The operating income margin was 27.5 percent compared to 25.9 percent of net sales in 2020. Operating income increased in Fueling Systems primarily due to higher sales volumes. The increase in margin was primarily due to leverage on higher sales volumes, favorable product, and geographic sales mix shifts.

Operating Income-Distribution
Distribution operating income was $35.9 million in 2021 and operating income margin was 7.2 percent. Distribution operating income was $11.5 million in 2020 and operating income margin was 3.5 percent. Operating income increased in Distribution due to higher sales volumes. The increase in operating income margin was primarily due to revenue growth and operating leverage.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses. The inter-segment profit elimination impact in 2021 on operating income was $0 million. The inter-segment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until the transferred product is sold from the Distribution segment to its third-party customer. Unallocated general and administrative expenses were higher by $6.5 million or about 11 percent to last year, primarily due to higher variable performance-based compensation expenses.

Interest Expense
Interest expense for 2021 and 2020 was $5.2 million and $4.6 million, respectively, and increased primarily as a result of higher debt levels.

Other Income or Expense
Other income or expense was a gain of $8.0 million and a loss of $0.8 million in 2021 and 2020, respectively. Other income or expense in 2021 included a bargain purchase gain of $6.5 million and a gain of $2.5 million related to a settlement of an indirect tax dispute.

Foreign Exchange
Foreign currency–based transactions produced a loss for 2021 of $2.3 million, primarily due to changes in the value of the Argentinian Peso relative to the U.S. dollar. Foreign currency–based transactions produced a loss for 2020 of $1.4 million, primarily due to changes in the value of the Argentinian Peso relative to the U.S. dollar.

Income Taxes
The provision for income taxes in 2021 and 2020 was $34.8 million and $22.5 million, respectively. The effective tax rate for both 2021 and 2020 was about 18 percent and before the impact of discrete events was about 21 percent. The tax rate was lower than the statutory rate of 21 percent primarily due to the recognition of the U.S. deduction for Foreign Derived Intangible Income, and certain incentives and discrete events. Discrete events in 2021 include increased excess tax benefits from share-based compensation compared to 2020. Discrete events in 2020 include a benefit related to a realized foreign currency translation loss on the settlement of an intercompany loan.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 ("TCJA") eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it will reduce our cash flows beginning in 2022 by an amount that is not significant.

Net Income
Net income for 2021 was $155.0 million compared to 2020 net income of $101.2 million. Net income attributable to Franklin Electric Co., Inc. for 2021 was $153.9 million, or $3.25 per diluted share, compared to 2020 net income attributable to Franklin Electric Co., Inc. of $100.5 million or $2.14 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY
Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at December 31, 2021 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of December 31, 2021, the Company had a $250.0 million revolving credit facility. The facility is scheduled to mature on May 13, 2026. As of December 31, 2021, the Company had $149.3 million borrowing capacity under the Credit Agreement as $4.1 million in letters of commercial and standby letters of credit were outstanding and undrawn and $96.6 million in revolver borrowings were drawn and outstanding, which were primarily used for funding recent acquisitions.

In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity of $125.0 million as of December 31, 2021. The New York Life Agreement matures on July 30, 2024. The Company also has other long-term debt borrowings outstanding as of December 31, 2021. See Note 10 - Debt for additional specifics regarding these obligations and future maturities.
At December 31, 2021, the Company had $37.4 million of cash and cash equivalents held in foreign jurisdictions, which the Company intends to use to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents:

(in thousands)	2021	2020	2019
Cash flows from operating activities	$129.8	$211.9	$177.7
Cash flows from investing activities	$(264.8)	$(78.8)	$(41.8)
Cash flows from financing activities	$50.9	$(66.6)	$(126.7)
Impact of exchange rates on cash and cash equivalents	$(6.1)	$(0.1)	$(4.0)
Change in cash and cash equivalents	$(90.2)	$66.4	$5.2

Cash Flows from Operating Activities
2021 vs 2020
Net cash provided by operating activities was $129.8 million for 2021 compared to $211.9 million for 2020. The decrease in cash provided by operating activities was primarily due to increased working capital requirements in support of higher revenues.

Cash Flows from Investing Activities
2021 vs. 2020
Net cash used in investing activities was $264.8 million in 2021 compared to $78.8 million in 2020. The increase was primarily attributable to increased acquisition activity in 2021.

Cash Flows from Financing Activities
2021 vs. 2020
Net cash provided by financing activities was $50.9 million in 2021 compared to $66.6 million used in financing activities in 2020. The increase in cash provided by financing activities was attributable to increased debt proceeds and issuance of common stock, primarily through stock option exercises, offset by increased dividend payments and common stock repurchases.

AGGREGATE CONTRACTUAL OBLIGATIONS
The majority of the Company’s contractual obligations to third parties relate to debt obligations. In addition, the Company has certain contractual obligations for future lease payments and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)					More than
	Total	2022	2023-2024	2025-2026	5 years
Debt	$188.7	$98.0	$2.7	$77.9	$10.1
Debt interest	18.5	5.0	7.8	4.4	1.3
Operating leases	52.4	16.4	20.6	9.2	6.2
Purchase obligations	13.2	13.2	—	—	—
Income Taxes-U.S. Tax Cuts and Jobs Act transition tax	$13.1	$1.5	$6.8	$4.8	$—
	$285.9	$134.1	$37.9	$96.3	$17.6

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in estimated future payments of approximately $0.9 million in 2022. The Company also has unrecognized tax benefits, none of which are included in the table above. The unrecognized tax benefits of approximately $0.9 million have been recorded as liabilities and the Company is uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $0.1 million.

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

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no material changes to estimates or methodologies used to develop those estimates in 2021. The Company’s critical accounting estimates are identified below:

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

Business Combinations and Valuation of Acquired Intangible Assets
The Company follows the guidance under FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company utilizes management estimates and an independent third-party valuation firm to assist in determining the fair values of assets acquired, including intangible assets, and liabilities assumed. The primary intangible assets acquired typically include customer relationships and trade names. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The fair value of customer relationships is measured using the multi-period excess earnings method ("MPEEM"). The fair value of trade names is measured using a relief-from-royalty ("RFR") approach, which assumes the value of the trade name is the discounted amount of cash flows that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future sales projections for both the RFR and MPEEM are based on internal revenue forecasts which the Company believes represents reasonable market participant assumptions. The future cash flows are discounted using an applicable discount rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The key uncertainties in the RFR and MPEEM calculations, as applicable, are the selection of an appropriate royalty rate, assumptions used in developing estimates of future cash flows, including revenue growth and expense forecasts, assumed customer attrition rates, as well as the perceived risk associated with those forecasts in determining the discount rate and risk premium. There is inherent uncertainty in forecasted future cash flows and therefore, actual results may differ and could result in subsequent impairment charges of acquired intangibles and/or goodwill.

Indefinite-Lived Intangible Asset and Goodwill Impairment Evaluation
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

In compliance with FASB ASC Topic 350, goodwill is not amortized. Goodwill is tested at the reporting unit level for impairment annually or more frequently as warranted by triggering events that indicate potential impairment. Reporting units are operating segments or one level below, known as components, which can be aggregated for testing purposes. The Company’s goodwill is allocated to the Global Water Systems, Fueling Systems and Distribution reporting units. As the Company’s business model evolves, management will continue to evaluate its reporting units and review the aggregation criteria.

In assessing the recoverability of goodwill, the Company determines the fair value of its reporting units by utilizing a combination of both the market value and income approaches. The market value approach compares the reporting units’ current and projected financial results to entities of similar size and industry to determine the market value of the reporting unit. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends, as well as the effects of demand and competition. The Company may be required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units is below their associated carrying values. Goodwill included on the balance sheet as of the fiscal year ended 2021 was $329.6 million.

During the fourth quarter of 2021, the Company completed its annual impairment test of goodwill and trade names and determined the fair value of all intangibles were substantially in excess of the respective carrying values. Significant judgment is required to determine if an indication of impairment has taken place. Factors to be considered include the following: adverse changes in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable declines in market data such as market capitalization. A 10 percent decrease in the fair value estimates used in the impairment test would not have changed this determination. The sensitivity analysis required the use of numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in changes to the aggregation assumptions and impairment determination.

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

Pension and Employee Benefit Obligations
The Company consults with its actuaries to assist with the calculation of discount rates used in its pension and post retirement plans. The discount rates used to determine domestic pension and post-retirement plan liabilities are calculated using a full yield curve approach. Market conditions have caused the weighted-average discount rate to move from 2.31 percent last year to 2.68 percent this year for the domestic pension plans and from 2.12 percent last year to 2.57 percent this year for the postretirement health and life insurance plan. A change in the discount rate selected by the Company of 25 basis points would result in a change of about $0.1 million to employee benefit expense and a change of about $4.3 million of liability.

The Company consults with actuaries and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long-term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company has assumed an expected long-term rate of return on plan assets of 4.50 percent as of the fiscal year ended 2021. Market conditions have caused the expected long-term rate of return to increase from 4.00 percent as of the fiscal year ended 2020. A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.4 million of employee benefit expense.

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

Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is mitigated through several means including maintenance of local production facilities in the markets served, invoicing of customers in the currency which the Company is billed for production inputs, prompt settlement of third party and intercompany balances, limited use of foreign currency denominated debt, maintaining minimal foreign currency denominated cash balances, and application of derivative instruments when appropriate. Based on the 2021 mix of foreign currencies, the Company estimates that a hypothetical strengthening of the US Dollar by about 2 percent would have reduced the Company’s 2021 sales by about 1 percent.

Interest Rate Risk
The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Credit Agreement”). Borrowings under the Credit Agreement may be made either at (i) a Eurocurrency rate based on LIBOR plus an applicable margin or (ii) an alternative base rate as defined in the Credit Agreement. The Company had $96.6 borrowings at year-end 2021 under the Credit Agreement. The Company estimates that a hypothetical increase of 100 basis points in interest rates would have increased interest expense by $0.5 million during 2021. The Company also has exposure to changes in interest rates in the form of the fair value of outstanding fixed rate debt fluctuating in response to changing interest rates.

One-week and two-month USD LIBOR tenors, were phased out by the Intercontinental Exchange Benchmark Administration effective December 31, 2021. All other US LIBOR tenors are scheduled to cease after June 30, 2023. The United States, using the analysis performed by the ARRC (Alternative Reference Rates Committee), elected the Secured Overnight Financing Rate (“SOFR”) as a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury Securities. The New York Fed commenced publishing the SOFR rate daily beginning April 3, 2018. The Company continues to use active USD LIBOR tenors where applicable and will continue assessing SOFR for future draws on the Credit Agreement.

Commodity Price Exposures
Portions of the Company’s business are exposed to volatility in the prices of certain commodities, such as copper, steel and aluminum, among others. The primary exposure to this volatility resides with the use of these materials in purchased component parts. The Company generally maintain long-term fixed price contracts on raw materials and component parts; however, the Company is prone to exposure as these contracts expire. Based on the 2021 use of commodities, the Company estimates that a hypothetical 10 percent adverse movement in prices for raw metal commodities would result in about a 1 percent decrease of gross margin as a percent of sales.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	2021	2020	2019

Net sales	$1,661,865	$1,247,331	$1,314,578
Cost of sales	1,085,776	814,192	886,475
Gross profit	576,089	433,139	428,103
Selling, general, and administrative expenses	386,275	300,122	298,451
Restructuring expense	621	2,506	2,519
Operating income	189,193	130,511	127,133
Interest expense	(5,196)	(4,627)	(8,245)
Other income/(expense), net	7,978	(795)	(412)
Foreign exchange income/(expense)	(2,269)	(1,392)	(1,641)
Income before income taxes	189,706	123,697	116,835
Income tax expense	34,731	22,540	20,836
Net income	$154,975	$101,157	$95,999
Less: Net loss/(income) attributable to noncontrolling interests	(1,115)	(697)	(516)
Net income attributable to Franklin Electric Co., Inc.	$153,860	$100,460	$95,483
Income per share:
Basic	$3.29	$2.16	$2.04
Diluted	$3.25	$2.14	$2.03

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2021	2020	2019

Net income	$154,975	$101,157	$95,999
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(27,534)	(11,868)	(5,659)
Employee benefit plan activity:
Net gain/(loss) arising during period	288	(7,398)	(5,006)
Amortization arising during period	4,760	3,709	2,913
Other comprehensive income/(loss)	(22,486)	(15,557)	(7,752)
Income tax benefit/(expense) related to items of other comprehensive loss	(1,458)	1,112	589
Other comprehensive income/(loss), net of tax	(23,944)	(14,445)	(7,163)
Comprehensive income	131,031	86,712	88,836
Less: Comprehensive income/(loss) attributable to noncontrolling interests	981	813	544
Comprehensive income attributable to Franklin Electric Co., Inc.	$130,050	$85,899	$88,292

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$40,536	$130,787
Receivables, less allowances of $3,975 and $3,999, respectively	196,173	159,827
Inventories:
Raw material	166,918	87,226
Work-in-process	24,725	20,565
Finished goods	258,332	193,141
Total inventories	449,975	300,932
Other current assets	37,963	27,708
Total current assets	724,647	619,254
Property, plant, and equipment, at cost:
Land and buildings	154,544	152,323
Machinery and equipment	296,078	287,840
Furniture and fixtures	44,324	47,890
Other	40,231	33,193
Property, plant, and equipment, gross	535,177	521,246
Less: Allowance for depreciation	(324,523)	(312,225)
Property, plant, and equipment, net	210,654	209,021
Right-of-Use Asset, net	48,379	31,954
Deferred income taxes	7,675	8,824
Intangible assets, net	249,691	133,782
Goodwill	329,630	266,737
Other assets	4,489	2,735
Total assets	$1,575,165	$1,272,307
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$164,758	$95,903
Accrued expenses and other current liabilities	115,408	89,048
Current lease liability	15,320	11,090
Income taxes	2,547	5,112
Current maturities of long-term debt and short-term borrowings	97,981	2,551
Total current liabilities	396,014	203,704
Long-term debt	90,535	91,966
Long-term lease liability	32,937	20,866
Income taxes payable non-current	11,610	11,965
Deferred income taxes	28,162	25,671
Employee benefit plans	40,696	44,443
Other long-term liabilities	26,568	23,988
Commitments and contingencies (see Note 16)	—	—
Redeemable noncontrolling interest	(19)	(245)
Shareholders’ equity:
Common stock (65,000 shares authorized, $0.10 par value) outstanding (46,483 and 46,222, respectively)	4,648	4,622
Additional capital	310,617	283,420
Retained earnings	859,817	764,562
Accumulated other comprehensive loss	(228,581)	(204,771)
Total shareholders’ equity	946,501	847,833
Noncontrolling interest	2,161	2,116
Total equity	948,662	849,949
Total liabilities and equity	$1,575,165	$1,272,307

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$154,975	$101,157	$95,999
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	44,572	36,488	36,977
Non-cash lease expense	13,808	11,699	11,699
Share-based compensation	11,731	10,066	8,957
Deferred income taxes	126	(4,268)	(2,566)
(Gain)/Loss on disposals of plant and equipment	(269)	1,241	891
Gain from bargain purchase of business	(6,482)	—	—
Foreign exchange (income)/expense	2,269	1,392	1,641
Changes in assets and liabilities, net of acquisitions:
Receivables	(31,925)	22,053	1,076
Inventory	(123,076)	13,144	17,228
Accounts payable and accrued expenses	89,038	20,519	6,770
Operating leases	(13,808)	(11,698)	(11,698)
Income taxes	(2,241)	2,507	6,449
Employee benefit plans	1,245	604	(1,443)
Other, net	(10,200)	6,950	5,696
Net cash flows from operating activities	129,763	211,854	177,676
Cash flows from investing activities:
Additions to property, plant, and equipment	(30,116)	(22,856)	(21,855)
Proceeds from sale of property, plant, and equipment	979	34	866
Cash paid for acquisitions, net of cash acquired	(235,701)	(55,915)	(20,827)
Other, net	33	(74)	10
Net cash flows from investing activities	(264,805)	(78,811)	(41,806)
Cash flows from financing activities:
Proceeds from issuance of debt	321,299	117,758	264,389
Repayment of debt	(226,583)	(138,831)	(355,332)
Proceeds from issuance of common stock	15,524	3,721	3,194
Purchases of common stock	(25,949)	(19,553)	(10,741)
Dividends paid	(33,398)	(29,675)	(27,671)
Purchase of redeemable noncontrolling shares	—	—	(487)
Net cash flows from financing activities	50,893	(66,580)	(126,648)
Effect of exchange rate changes on cash	(6,102)	(81)	(3,990)
Net change in cash and equivalents	(90,251)	66,382	5,232
Cash and equivalents at beginning of period	130,787	64,405	59,173
Cash and equivalents at end of period	$40,536	$130,787	$64,405

Cash paid for income taxes, net of refunds	$37,387	$23,869	$16,949
Cash paid for interest	$5,192	$4,695	$8,388

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$1,454	$1,059	$1,509
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$19,627	$15,421	$4,922
Payable to sellers of acquired entities	$4,000	$—	$845

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Total Shareholders’ Equity
(In thousands)	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Balance as of year end 2018	46,326	$4,632	$257,535	$654,724	$(183,019)	$1,955	$518
Net Income				95,483		842	(326)
Currency translation adjustment					(5,687)	(31)	59
Minimum pension liability adjustment, net of tax benefit $589					(1,504)
Purchase of redeemable non-controlling shares							(487)
Dividends on common stock ($0.5800/share)				(27,029)
Noncontrolling Dividend						(642)
Common stock issued	152	15	3,179
Share based compensation	146	15	8,942
Common stock repurchased	(233)	(23)		(10,718)
Balance as of year end 2019	46,391	$4,639	$269,656	$712,460	$(190,210)	$2,124	$(236)
Net Income				100,460		718	(21)
Currency translation adjustment					(11,984)	104	12
Minimum pension liability adjustment, net of tax benefit $1,112					(2,577)
Purchase of redeemable non-controlling shares							—
Dividends on common stock ($0.6200/share)				(28,845)
Noncontrolling Dividend						(830)
Common stock issued	121	12	3,709
Share based compensation	112	11	10,055
Common stock repurchased	(402)	(40)		(19,513)
Balance as of year end 2020	46,222	$4,622	$283,420	$764,562	$(204,771)	$2,116	$(245)
Net Income				153,860		899	216
Currency translation adjustment					(27,400)	(144)	10
Minimum pension liability adjustment, net of tax expense $1,458					3,590
Purchase of redeemable non-controlling shares							—
Dividends on common stock ($0.7000/share)				(32,688)
Noncontrolling Dividend						(710)
Common stock issued	440	44	15,480
Share based compensation	140	14	11,717
Common stock repurchased	(319)	(32)		(25,917)
Balance as of year end 2021	46,483	$4,648	$310,617	$859,817	$(228,581)	$2,161	$(19)

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--The financial statements and accompanying notes are as of and for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, and referred to as 2021, 2020, and 2019, respectively.

Principles of Consolidation--The consolidated financial statements include the accounts of Franklin Electric Co., Inc. and its consolidated subsidiaries. All intercompany transactions have been eliminated.

Business Combinations--The Company allocates the purchase price of its acquisitions to the assets acquired, liabilities assumed, and noncontrolling interests based upon their respective fair values at the acquisition date. The Company utilizes management estimates and inputs from an independent third-party valuation firm to assist in determining these fair values. The excess of the acquisition price over estimated fair values is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Any estimated fair values in excess of the acquisition price represents a bargain purchase gain and is recorded in "Accrued expenses and other current liabilities" line on the consolidated balance sheet until the determination of fair values is completed. Once the fair value determination is completed, the bargain purchase gain is recognized on the consolidated statements of income in the "Other income/(expense), net" line. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred.

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

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $17.3 million in 2021, $21.7 million in 2020, and $20.8 million in 2019 related to research and development.

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

The Company’s depreciation expense was $30.2 million, $27.1 million, and $27.6 million in 2021, 2020, and 2019, respectively.

Leases--The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and determines whether it is an operating or financing lease. Operating and financing leases result in the Company recording a right-of-use ("ROU") asset, current lease liability, and long term lease liability on its balance sheet. The Company has elected to not present leases with an initial term of 12 months or less on the balance sheet. The ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. Initial direct costs and lease incentives are not material when measuring the ROU asset present value. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

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

Amortization is recorded and calculated for definite lived intangible assets on a basis that reflects cash flows over the estimated useful lives. The weighted average number of years over which each intangible class is amortized is as follows:

Customer relationships	13 - 20 years
Patents	17 years
Technology	15 years
Trade names	5 - 20 years
Other	5 - 8 years

Definite lived intangible assets are evaluated for impairment whenever a triggering event, including a significant change in the use of the asset or unexpected change in financial condition, occurs that indicates the carrying value may be impaired. The Company tests for impairment by comparing the carrying value of the definite lived intangible asset to the undiscounted future cash flows. An indication of impairment exists if the carrying value of the definite lived intangible asset is higher than the fair value. The Company would record an impairment charge for the difference.

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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate ("LIBOR") and other reference rates which are expected to be discontinued due to reference rate reform. ASU 2020-04 is effective on a prospective basis between March 12, 2020 and December 31, 2022. The Company adopted the standard effective January 1, 2021, and it did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires entities to recognize and measure contracts on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. This will improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022 with early adoption permitted. ASU 2021-08 should be applied on a prospective basis to business combinations that occur after the effective date. The Company is still determining the date of adoption for this ASU, but does not anticipate the adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

3. ACQUISITIONS
2021
During the fourth quarter ended December 31, 2021, the Company acquired 100 percent of the ownership interests of B&R Industries, Inc. ("B&R"), a water treatment equipment provider located in Mesa, Arizona, for a cash purchase price of $16.2 million after purchase price adjustments based on the level of working capital acquired. B&R will be included as part of the Water Systems segment of the Company. The Company also acquired, in a separate transaction, 100 percent of the ownership interests of Blake Group Holdings, Inc. ("Blake"), a professional groundwater distributor operating in the northeast United States for a cash purchase price of $28.6 million after purchase price adjustments based on the level of working capital acquired. Blake will be included as part of the Distribution segment of the Company. The fair value of the assets acquired and liabilities assumed for both acquisitions is preliminary as of December 31, 2021.

During the third quarter ended September 30, 2021, the Company acquired 100 percent of the ownership interests of Minetuff Dewatering Pumps Australia Pty Ltd ("Minetuff") for a cash purchase price of $13.7 million after purchase price adjustments based on the level of working capital acquired. Minetuff manufactures and sells submersible pumps, spare parts, and accessories to the mining industry and will expand the Company’s existing product offerings and channel access in the Water Systems segment. The fair value of the assets acquired and liabilities assumed for the acquisition is preliminary as of December 31, 2021.

During the second quarter ended June 30, 2021, the Company acquired, in separate transactions, 100 percent of the ownership interests of Puronics, Inc. and its wholly owned subsidiaries ("Puronics"), headquartered in Livermore, California, and 100 percent of the ownership interests of New Aqua, LLC ("New Aqua") and its wholly owned subsidiaries, headquartered in Indianapolis, Indiana. Both Puronics and New Aqua are water treatment equipment providers and are included as a part of the Water Systems segment of the Company. In a separate transaction during the second quarter ended June 30, 2021, the Company acquired all of the assets of Power Integrity Services, LLC, a North Carolina-based company, which is included in the Fueling Systems segment of the Company.

In another separate transaction during the second quarter ended June 30, 2021, the Company acquired all of the assets of Atlantic Turbine Pump, LLC, a Georgia-based company, which is included in the Distribution segment of the Company. As of December 31, 2021, the Company has recorded estimated fair values that exceed the acquisition price by $0.4 million, representing a bargain purchase gain due to favorable market conditions within the "Other income/(expense), net" line in the consolidated statements of income for the year ended December 31, 2021.

The combined, all-cash purchase price for all acquisitions in the second quarter was $185.5 million after purchase price adjustments based on the level of working capital acquired. The fair value of the assets acquired and liabilities assumed for all acquisitions are preliminary as of December 31, 2021.

The identifiable intangible assets recognized in the separate transactions in 2021, were $131.9 million and consist primarily of customer relationships and trade names from New Aqua of $93.7 million. The intangible assets will be amortized using the straight-line method over 12 - 20 years.

The goodwill of $65.9 million resulting from the acquisitions in 2021 consists primarily of expanded geographical presence and product channel expansion. Goodwill deductible for tax purposes is $62.1 million from the acquisitions in 2021. Goodwill was recorded in the Water Systems, Fueling Systems, and Distribution segments (see Note 6 - Goodwill and Other Intangible Assets).

The preliminary purchase price assigned to the major identifiable assets and liabilities for all acquisitions in 2021 on an aggregated basis is as follows:

(In millions)
Assets:
Inventory	$34.70
Intangible assets	131.9
Goodwill	65.9
Other assets	38.5
Total assets	271.0
Liabilities	26.6
Less: Bargain purchase gain	0.4
Total consideration paid	$244.0

For all acquisitions in 2021, aggregated annual revenue for the full year 2020 was $191.3 million, which would be incremental to the Company's revenue had the acquisitions occurred on the first day of 2020. Since acquisition in 2021, aggregate revenue was $72.5 million. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for all acquisitions is immaterial to the Company's consolidated financials.

2020
During the fourth quarter ended December 31, 2020, the Company acquired 100 percent of the ownership interests of Gicon Pumps & Equipment, Inc., a professional groundwater distributor operating seven locations in the state of Texas for a purchase price of $28.1 million after working capital adjustments. The fair value of the assets acquired and liabilities assumed exceeded the purchase price by $6.1 million, representing a bargain purchase gain. This gain was attributable to favorable market conditions and is recorded within the "Other income/(expense), net" line in the consolidated statements of income for the year ended December 31, 2021. In a separate transaction during the fourth quarter ended December 31, 2020, the Company acquired 100 percent of the ownership interests in Waterite Inc. and its affiliate Waterite America Inc., headquartered in Winnipeg, Manitoba, Canada, for a purchase price of $21.9 million after working capital adjustments. The fair value of the assets acquired and liabilities assumed for both acquisitions were considered final as of December 31, 2021. In addition, the Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for both acquisitions is immaterial to the Company's consolidated financials.

During the first quarter ended March 31, 2020, the Company acquired all of the assets of a company that manufactures line shaft turbines and other adjacent product lines for a purchase price of $5.9 million after working capital adjustments. The fair value of the assets acquired and liabilities assumed were considered final as of March 31, 2021. In addition, the Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for this acquisition is immaterial.

The identifiable intangible assets recognized in the separate transactions in 2020 were $14.9 million, and consist primarily of customer relationships, which will be amortized utilizing the straight-line method over 15 years.

The goodwill of $10.2 million resulting from the separate acquisitions in 2020 consists primarily of the benefits of complementary product offerings and expanded geographical presence. Goodwill was recorded in the Water segment (see Note 6 - Goodwill and Other Intangible Assets), and only a portion ($1.4 million) is expected to be deductible for tax purposes.

2019
During the third quarter ended September 30, 2019, the Company acquired 100 percent of the ownership interests of First Sales, LLC, an Indiana manufacturer of water treatment and filtration equipment for the residential and commercial markets, which are sold through some of the same channels as other Company products in the Water Systems segment, for a purchase price of approximately $15.5 million after working capital adjustments. Goodwill resulting from the acquisition consists primarily of complementary product offerings. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2019, as the results of operations for this acquisition is immaterial to the Company's consolidated financials. The fair value of the assets acquired and liabilities assumed were considered final as of September 30, 2020.
During the second quarter ended June 30, 2019, the Company acquired the remaining interest in Pluga Pumps and Motors Private Limited, India, increasing the Company's ownership to 100 percent. The redemption of this interest was immaterial.

During the first quarter ended March 31, 2019, the Company acquired 100 percent of the ownership interests of Mt. Pleasant, Michigan-based Milan Supply Company ("Milan Supply"), for a purchase price of approximately $6.1 million after working capital adjustments. Milan Supply is a professional groundwater distributor operating six locations in the State of Michigan. Milan Supply is part of the Company’s Distribution Segment, which is a collection of professional groundwater equipment distributors. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2019, as the results of operations for this acquisition is immaterial to the Company's consolidated financials. The fair value of the assets acquired and the liabilities assumed for the acquisition were considered final as of March 31, 2020.

Transaction costs for all acquisition related activity were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs are included in selling, general, and administrative expense in the Company’s consolidated statements of income were $0.9 million, $0.0 million, and $0.2 million for the years ended 2021, 2020, and 2019, respectively.

4. FAIR VALUE MEASUREMENTS
As of December 31, 2021 and December 31, 2020, the assets measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5.3	$5.3	$—	$—
Share swap transaction	$0.6	$0.6	$—	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$20.2	$20.2	$—	$—

The Company’s Level 1 cash equivalents assets are generally comprised of foreign bank guaranteed certificates of deposit and short term deposits. The share swap transaction is further described in Note 5 - Financial Instruments. The Company has no assets measured on a recurring basis classified as Level 2 or Level 3 excluding the recurring fair value measurements in the Company's pension and other retirement plans as discussed in Note 7 - Employee Benefit Plans.

Total debt, including current maturities, have carrying amounts of $188.5 million at December 31, 2021 and $94.6 million at December 31, 2020. The estimated fair value of all debt was $196.1 million and $107.3 million at December 31, 2021 and December 31, 2020, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (“the swap”) to mitigate the Company’s exposure to these fluctuations in the Company’s stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. As of December 31, 2021, the swap has a notional value based on 210,000 shares. For the years ended December 31, 2021, December 31, 2020, and December 31, 2019, the swap resulted in gains of $6.2 million, $3.2 million, and $3.4 million, respectively. Gains resulting from the swap were primarily offset by gains on the fair value of the deferred compensation stock liability. All gains and expenses related to the swap are recorded in the Company’s consolidated statements of income within the “Selling, general, and administrative expenses” line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	255.1	(88.8)	165.1	(78.5)
Patents	$7.3	$(7.3)	$7.5	$(7.3)
Technology	7.5	(7.3)	7.5	(7.2)
Trade names	42.1	(1.5)	3.4	(0.2)
Other	2.8	(2.7)	2.9	(2.8)
Total	$314.8	$(107.6)	$186.4	$(96.0)
Unamortizing intangibles:
Trade names	42.5	—	43.4	—
Total intangibles	$357.3	$(107.6)	$229.8	$(96.0)

Amortization expense related to intangible assets for fiscal years 2021, 2020, and 2019, was $14.4 million, $9.4 million, and $9.4 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2022	2023	2024	2025	2026
	$17.0	$17.0	$16.9	$16.1	$15.1

The change in the carrying amount of goodwill by reportable segment for 2021 and 2020, is as follows:

(In millions)	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2019	$151.0	$67.6	$37.5	$256.1
Acquisitions	10.3	—	—	10.3
Foreign currency translation	0.2	0.1	—	0.3
Balance as of December 31, 2020	$161.5	$67.7	$37.5	$266.7
Acquisitions	55.4	3.0	7.5	65.9
Adjustments to prior year acquisitions	(0.1)	—	—	(0.1)
Foreign currency translation	(2.9)	—	—	(2.9)
Balance as of December 31, 2021	$213.9	$70.7	45.0	$329.6

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of December 31, 2021, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2021 measurement date for these plans. One of the Company’s domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees. Both domestic plans were frozen as of December 31, 2011. The two domestic and three German plans collectively comprise the ‘Pension Benefits’ disclosure caption.

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

(In millions)	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Accumulated benefit obligation, end of year	$171.6	$185.4	$7.7	$8.5

Change in benefit obligation:
Benefit obligation, beginning of year	$188.9	$180.9	$8.5	$8.3
Service cost	0.7	0.7	—	—
Interest cost	2.7	4.3	0.1	0.2
Actuarial (gain)/loss	(4.3)	12.8	(0.1)	0.8
Settlements paid	—	(0.6)	—	—
Benefits paid	(10.9)	(11.4)	(0.8)	(0.8)
Foreign currency exchange	(1.9)	2.2	—	—
Benefit obligation, end of year	$175.2	$188.9	$7.7	$8.5

Change in plan assets:
Fair value of assets, beginning of year	$153.3	$151.2	$—	$—
Actual return on plan assets	1.3	13.0	—	—
Company contributions	0.5	0.5	0.8	0.8
Settlements paid	—	(0.4)	—	—
Benefits paid	(10.9)	(11.4)	(0.8)	(0.8)
Foreign currency exchange	(0.3)	0.4	—	—
Plan assets, end of year	$143.9	$153.3	$—	$—

Funded status	$(31.3)	$(35.6)	$(7.7)	$(8.5)

Amounts recognized in balance sheet:
Non current assets	$1.6	$—	$—	$—
Current liabilities	(0.5)	(0.5)	(0.7)	(0.8)
Non current liabilities	(32.4)	(35.1)	(7.0)	(7.7)
Net liability, end of year	$(31.3)	$(35.6)	$(7.7)	$(8.5)

Amount recognized in accumulated other comprehensive income/(loss):
Prior service cost	$—	$—	$—	$—
Net actuarial loss	47.8	50.9	0.6	0.9
Settlement	0.6	0.8	—	—
Total recognized in accumulated other comprehensive income/(loss)	$48.4	$51.7	$0.6	$0.9

As of December 31, 2021, the pension benefits' aggregate accumulated benefit obligation and benefit obligation in excess of plan assets was $33.9 million and $37.5 million. The aggregate fair value of plan assets related to the accumulated benefit obligation and benefit obligation was $4.6 million.

The following table sets forth other changes in plan assets and benefit obligation recognized in other comprehensive income for 2021 and 2020:

(In millions)	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Net actuarial (gain)/loss	$(0.1)	$6.6	$(0.2)	$0.8
Amortization of:
Net actuarial gain	(3.7)	(3.1)	(0.2)	(0.1)
Prior service credit	—	—	—	—
Settlement recognition	(0.6)	(0.8)	—	—
Deferred tax asset	1.4	(0.9)	0.1	(0.1)
Foreign currency exchange	(0.3)	0.2	—	—
Total recognized in other comprehensive income	$(3.3)	$2.0	$(0.3)	$0.6

Weighted-average assumptions used to determine domestic benefit obligations:

	Pension Benefits				Other Benefits
	2021		2020		2021	2020
Discount rate	2.68%		2.31%		2.57%	2.12%
Rate of increase in future compensation	—%	*	—%	*	2.00 - 9.00% (Graded)	2.00 - 9.00% (Graded)

*No rate of increases in future compensation were used in the assumptions for 2021 and 2020, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation. The weighted-average interest crediting rate of the cash balance component of the domestic Pension Plan was 4.5% for 2021, 2020, and 2019 and is based on the approximate 30-year Treasury rate as of November of the prior year with a minimum of 4.5%.

Assumptions used to determine domestic periodic benefit cost:

	Pension Benefits						Other Benefits
	2021		2020		2019		2021	2020	2019
Discount rate	2.41%		3.17%		4.31%		2.12%	2.99%	4.18%
Rate of increase in future compensation	—%	*	—%	*	—%	*	2.00 - 9.00% (Graded)	2.00 - 9.00% (Graded)	3.00 - 8.00% (Graded)
Expected long-term rate of return on plan assets	4.00%		4.90%		5.75%		—%	—%	—%

*No rate of increases in future compensation were used in the assumptions for 2021, 2020, and 2019, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation..

For the fiscal year ended December 31, 2021, the Company used the PRI-2012 aggregate mortality table, and then projected forward from 2012 using Scale MP-2020 released by the Society of Actuaries during 2020 to estimate future mortality rates based upon current data. For the fiscal year ended December 31, 2020, the Company used the PRI-2012 aggregate mortality table, and then projected forward from 2012 using Scale MP-2019 released by the Society of Actuaries during 2019 to estimate future mortality rates based upon current data.

The following table sets forth the aggregated net periodic benefit cost for all defined benefit plans for 2021, 2020, and 2019:

(In millions)	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
Service cost	$0.7	$0.7	$0.7	$—	$—	$—
Interest cost	2.7	4.3	5.8	0.1	0.2	0.3
Expected return on assets	(5.5)	(6.8)	(8.1)	—	—	—
Amortization of:
Transition obligation	—	—	—	—	—	—
Settlement cost	—	—	—	—	—	—
Prior service cost	—	—	—	—	—	—
Actuarial loss	4.3	3.7	2.6	0.2	0.1	0.1
Settlement cost	—	—	—	—	—	—
Net periodic benefit cost	$2.2	$1.9	$1.0	$0.3	$0.3	$0.4

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

Risk management and continuous monitoring requirements are met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations, asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption. As of December 31, 2021 and December 31, 2020, funds were invested in equity, fixed income, and other investments as follows:

	Target Percentage	Plan Asset Allocation at Year-End
Asset Category	at Year-End 2021	2021	2020
Equity securities	18%	18%	17%
Fixed income securities	78%	78%	79%
Other	4%	4%	4%
Total	100%	100%	100%

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

Asset class assumptions are set using a combination of empirical and forward-looking analysis for long-term rate of return on plan assets. A variety of models are applied for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized. This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that are more likely to prevail over long periods. With that, the Company has assumed an expected long-term rate of return on plan assets of 4.50 percent for the 2022 net periodic benefit cost, up from 4.00 percent in the prior year. This increase in the assumed long-term rate of return is primarily due to higher expected returns on the plan's fixed income assets.

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

The fair values of the Company’s pension plan assets for 2021 and 2020 by asset category are as follows:

(In millions)	2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
International equity mutual funds	$26.7	$26.7	$—	$—
Fixed income
U.S. treasury and government agency securities	18.4	—	18.4	—
Fixed income mutual funds	93.4	93.4	—	—
Other
Insurance contracts	4.7	—	4.7	—
Cash and equivalents	0.7	0.7	—	—
Total	$143.9	$120.8	$23.1	$—

(In millions)	2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
International equity mutual funds	$26.1	$26.1	$—	$—
Fixed income
U.S. treasury and government agency securities	16.8	—	16.8	—
Fixed income mutual funds	104.8	104.8	—	—
Other
Insurance contracts	4.8	—	4.8	—
Cash and equivalents	0.8	0.8	—	—
Total	$153.3	$131.7	$21.6	$—

The Company estimates total contributions to the plans of about $0.9 million in 2022.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in accordance with the following schedule:

(In millions)	Pension Benefits	Other Benefits
2022	$10.8	$0.7
2023	$10.4	$0.7
2024	$17.5	$0.7
2025	$13.5	$0.6
2026	$9.8	$0.6
Years 2027 through 2031	$46.0	$2.5

Defined Contribution Plans - The Company maintained two defined contribution plans during 2021, 2020, and 2019. The Company’s cash contributions are allocated to participant’s accounts based on investment elections.

The following table sets forth Company contributions to the defined contribution plans:

(In millions)	2021	2020	2019
Company contributions to the plans	$8.9	$7.3	$7.4

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	2021	2020
Salaries, wages, and commissions	$62.3	$36.4
Product warranty costs	10.5	9.7
Insurance	2.3	2.4
Employee benefits	11.9	9.8
Other	28.4	30.7
	$115.4	$89.0
9. INCOME TAXES
Income before income taxes consisted of the following:

(In millions)	2021	2020	2019
Domestic	$113.1	$74.1	$55.5
Foreign	76.6	49.6	61.3
	$189.7	$123.7	$116.8

The income tax provision/(benefit) from continuing operations consisted of the following:

(In millions)	2021	2020	2019
Current:
Federal	$15.9	$11.9	$6.9
Foreign	15.7	12.3	15.1
State	3.0	2.6	1.4
Total current	34.6	26.8	23.4
Deferred:
Federal	(0.7)	(0.2)	(0.6)
Foreign	(0.1)	(4.0)	(2.5)
State	0.9	(0.1)	0.5
Total deferred	$0.1	$(4.3)	$(2.6)
	$34.7	$22.5	$20.8

A reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	2021	2020	2019
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.7	1.5	1.1
Foreign operations	0.2	0.3	(1.0)
R&D tax credits	(0.5)	(0.7)	(0.8)
Uncertain tax position adjustments	0.2	0.1	(0.6)
Valuation allowance on state and foreign deferred tax	(0.6)	1.7	0.4
Share-based compensation	(2.3)	(0.8)	(0.8)
Realized foreign currency loss	—	(4.0)	(0.4)
Other items	(0.6)	0.7	0.3
Foreign Derived Intangible Income	(1.9)	(2.6)	(2.0)
Nondeductible officers compensation	1.1	1.0	0.6
Effective tax rate	18.3%	18.2%	17.8%

The effective tax rate continues to be lower than the statutory rate of 21 percent primarily due to the recognition of the U.S. foreign-derived intangible income (FDII) provisions, certain incentives, and discrete events.

The Company recorded discrete excess tax benefits from share-based compensation of $5 million in the twelve-month period ended December 31, 2021 pursuant to ASU 2016-09. ASU 2016-09 can add variability to the Company’s provision for income taxes, mainly due to the timing of stock option exercises, vesting of restricted stock, and the stock price.

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

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(In millions)	2021	2020
Deferred tax assets:
Accrued expenses and reserves	$13.5	$13.0
Compensation and employee benefits	19.2	19.8
Net operating losses, tax credit carryforwards, and other	17.0	20.7
Lease liability	12.2	8.0
Valuation allowance on state and foreign deferred tax	(6.5)	(8.3)
Total deferred tax assets	55.4	53.2
Deferred tax liabilities:
Accelerated depreciation on fixed assets	12.0	12.1
Amortization of intangibles	51.2	49.4
Right-of-use asset, net	12.2	8.0
Other items	0.5	0.5
Total deferred tax liabilities	75.9	70.0
Net deferred tax liabilities	$(20.5)	$(16.8)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for certain state and foreign income tax purposes incurred over the 3-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $6.5 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The Company has foreign income tax net operating loss (“NOL”) and credit carryforwards of $11.0 million and state income tax NOL and credit carryforwards of $6.0 million, which will expire on various dates as follows:

(In millions)
2022-2024	$1.2
2025-2029	3.5
2030-2034	1.3
2035-2039	0.8
Unlimited	10.2
$17.0

The Company believes that it is more likely than not that the benefit from certain foreign NOL carryforwards as well as certain state credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $4.8 million on the deferred tax assets related to these foreign NOL carryforwards and a valuation allowance of $1.7 million on the deferred tax assets related to these state credit carryforwards.

As of December 31, 2021, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $415.8 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. The Company, therefore, has not recorded a deferred tax liability of $6.4 million.

As of the beginning of fiscal year 2021, the Company had gross unrecognized tax benefits of $0.6 million, excluding accrued interest and penalties. The unrecognized tax benefits increased due to uncertain tax positions identified in the current year based on evaluations made during 2021. The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $0.9 million as of December 31, 2021.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2021, 2020, and 2019 (excluding interest and penalties) is as follows:

(In millions)	2021	2020	2019
Beginning balance	$0.6	$0.4	$1.1
Additions for tax positions of the current year	0.3	0.6	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	(0.4)
Statute expirations	—	(0.4)	(0.3)
Settlements	—	—	—
Ending balance	$0.9	$0.6	$0.4

If recognized, each annual effective tax rate would be affected by the net unrecognized tax benefits of $0.9 million, $0.6 million, and $0.4 million as of year-end 2021, 2020, and 2019, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has accrued interest and penalties as of December 31, 2021, December 31, 2020, and December 31, 2019 of approximately $0.1 million, less than $0.1 million, and $0.1 million, respectively.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With few exceptions, as of December 31, 2021, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2018 and is no longer subject to foreign or state income tax examinations by tax authorities for years before 2016.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the expiration of a statute of limitation. Based on the current audits in process and pending statute expirations, the payment of taxes as a result would not be significant.

10. DEBT
Debt consisted of the following:

(In millions)	2021	2020
New York Life Agreement	$75.0	$75.0
Credit Agreement	96.6	—
Tax increment financing debt	16.5	17.6
Financing leases	—	0.1
Foreign subsidiary debt	0.5	1.8
Other	0.1	0.2
Less: unamortized debt issuance costs	(0.2)	(0.1)
	188.5	94.6
Less current maturities	(98.0)	(2.6)
Long-term debt	$90.5	$92.0

Debt outstanding at December 31, 2021, excluding unamortized debt issuance costs, matures as follows:

(In millions)	Total	2022	2023	2024	2025	2026	Thereafter
Debt	$188.7	$98.0	$1.3	$1.4	$76.4	$1.5	$10.1

New York Life Agreement
On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the “New York Life Agreement”) for $150.0 million maximum aggregate principal borrowing capacity. On October 28, 2016, the Company entered into the First Amendment to the Note Purchase and Private Shelf Agreement. The Amendment was intended to make the covenants within the New York Life Agreement consistent with the covenants that were modified in the Third Amended and Restated Credit Agreement (the “Credit Agreement”). On September 26, 2018 the Company entered into the Second Amendment to the Note Purchase and Private Shelf Agreement which increased the aggregate borrowing capacity to $200.0 million and authorized the issuance of $75.0 million of fixed rate senior noted due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable rate indebtedness with New York Life. On July 30, 2021, the New York Life agreement was renewed and expires on July 30, 2024. As of December 31, 2021, there was $125.0 million of remaining borrowing capacity under the New York Life Agreement.

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

Prudential Agreement
On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”) in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and had at issuance an average life of 10 years with a final maturity in 2019. On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million. On December 14, 2011, the Company entered into Amendment No. 4 to the

Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Agreement. On December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to extend the effective date to December 31, 2015. On May 5, 2015, the Company entered into Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to increase the total borrowing capacity from $200.0 million to $250.0 million. On October 28, 2016, the Company entered into Amendment No. 1 to the Third Amended and Restated Note Purchase and Private Shelf Agreement. This amendment was intended to make the covenants within the Prudential Agreement consistent with the covenants that were modified in the Credit Agreement (below). On July 30, 2021, the Company entered into the Fourth Amended and Restated Note Purchase and Private Shelf Agreement, which reduced the borrowing capacity to $150.0 million and expires on July 30, 2024. As of December 31, 2021, the Company has $150.0 million borrowing capacity available under the Prudential Agreement.

Credit Agreement
On May 13, 2021, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement extended the maturity date of the Company’s previous credit agreement to May 13, 2026 and decreased the commitment amount from $300.0 million to $250.0 million. The Credit Agreement provides that the Borrowers may request an increase in the aggregate commitments by up to $125.0 million (not to exceed a total commitment of $375.0 million) subject to the conditions contained therein. All of the Company’s present and future material domestic subsidiaries unconditionally guaranty all of the Borrowers’ obligations under and in connection with the Credit Agreement. Additionally, the Company unconditionally guaranties all of the obligations of Franklin Electric B.V. under the Credit Agreement. Under the Credit Agreement, the Borrowers are required to pay certain fees, including a facility fee of 0.100% to 0.275% (depending on the Company’s leverage ratio) of the aggregate commitment, payable quarterly in arrears. Borrowings may be made either at (i) a Eurocurrency rate based on LIBOR plus an applicable margin of 0.85% to 1.88% (depending on the Company’s leverage ratio) or (ii) an alternative base rate as defined in the Credit Agreement.

As of December 31, 2021, the Company had $96.6 million outstanding borrowings, $4.1 million in letters of credit outstanding, and $149.3 million of available capacity under the Credit Agreement. As of December 31, 2020, the Company had no outstanding borrowings, $4.1 million in letters of credit outstanding, and $295.9 million of available capacity under the Credit Agreement.

The Company also has lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $20.7 million. As of December 31, 2021, there were no outstanding borrowings and $20.7 million of available capacity under these lines of credit.
Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Credit Agreement, the Prudential Agreement, the Project Bonds, and the New York Life Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of December 31, 2021.

11. SHAREHOLDERS’ EQUITY
Authorized Shares
The Company has the authority to issue 65,000,000, $.10 par value shares.

Share Repurchases
During 2021, 2020, and 2019, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(In millions, except share amounts)	2021	2020	2019
Repurchases	$15.3	$15.2	$6.6
Shares	192,509	322,147	150,778

The Company retired shares in the amount of 126,332, 79,663, and 82,601 in 2021, 2020, and 2019, respectively, that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards. The Company also retired shares in the amount of 2,511, 22,438, and 5,345, in 2021, 2020, and 2019, respectively that had been previously granted as stock awards to employees but were forfeited upon not meeting the required restriction criteria or termination.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss), net of tax, by component are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
Balance, December 31, 2018	$(134.5)	$(48.5)	$(183.0)
Other comprehensive income/(loss) before reclassifications	(5.7)	—	(5.7)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	(1.5)	(1.5)
Net other comprehensive income/(loss)	(5.7)	(1.5)	(7.2)
Balance, December 31, 2019	$(140.2)	$(50.0)	$(190.2)
Other comprehensive income/(loss) before reclassifications	(12.0)	—	(12.0)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	(2.6)	(2.6)
Net other comprehensive income/(loss)	(12.0)	(2.6)	(14.6)
Balance, December 31, 2020	$(152.2)	$(52.6)	$(204.8)
Other comprehensive income/(loss) before reclassifications	(27.4)	—	(27.4)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	3.6	3.6
Net other comprehensive income/(loss)	(27.4)	3.6	(23.8)
Balance, December 31, 2021	$(179.6)	$(49.0)	$(228.6)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 - Employee Benefit Plans for additional details) and is included in the “Selling, general, and administrative expenses” line of the Company’s consolidated statements of income.

(2) Net of tax (benefit)/expense of $1.5 million, $(1.1) million and $(0.6) million for 2021, 2020, and 2019, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	2021	2020	2019
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$153.9	$100.5	$95.5
Less: Earnings allocated to participating securities	0.9	0.7	0.7
Net income available to common shareholders	$153.0	$99.8	$94.8
Denominator:
Basic weighted average common shares outstanding	46.4	46.2	46.4
Effect of dilutive securities:
Non-participating employee stock options and performance awards	0.6	0.5	0.4
Diluted weighted average common shares outstanding	47.0	46.7	46.8
Basic earnings per share	$3.29	$2.16	$2.04
Diluted earnings per share	$3.25	$2.14	$2.03

There were 0.1 million, 0.2 million, and 0.2 million stock options outstanding as of 2021, 2020, and 2019, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

The total share-based compensation expense recognized in 2021, 2020, and 2019 was $11.7 million, $10.1 million, and $8.9 million, respectively.

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

The table below provides the weighted average grant-date fair values and key assumptions used for the Black-Scholes model to determine the fair value of options granted during 2021, 2020, and 2019:

	2021	2020	2019
Risk-free interest rate	0.66%	1.39%	2.53%
Dividend yield	0.96%	1.04%	1.05%
Volatility factor	34.98%	29.45%	29.38%
Expected term	5.5 years	5.5 years	5.5 years
Weighted average grant-date fair value of options	$21.70	$15.63	$15.61

A summary of the Company’s outstanding stock option activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Stock Options
Outstanding at beginning of 2021	1,331	$41.90
Granted	152	73.14
Exercised	(440)	35.33
Forfeited	—	—
Outstanding at end of 2021	1,043	$49.21	5.87 years	$47,323
Expected to vest after applying forfeiture rate	1,042	$49.17	5.87 years	$47,277
Vested and exercisable at end of period	707	$43.22	4.80 years	$36,306

(In millions)	2021	2020	2019
Intrinsic value of options exercised	$20.7	$3.3	$4.6
Cash received from the exercise of options	15.5	3.7	3.2
Fair value of shares vested	3.9	2.9	2.6
Tax benefit of options exercised	5.1	0.8	1.1

As of December 31, 2021, there was $0.9 million of total unrecognized compensation cost related to non-vested stock options granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.28 years.

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

A summary of the Company’s restricted stock/stock unit award activity and related information is as follows:

(Shares in thousands)
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of 2021	403	$49.34
Awarded	104	74.23
Vested	(138)	44.39
Forfeited	(21)	58.27
Non-vested at end of 2021	348	$58.20

The weighted-average grant date fair value of restricted stock/stock unit awards granted in 2021, 2020, and 2019, is $74.23, $59.28, and $51.47, respectively.

As of December 31, 2021, there was $7.8 million of total unrecognized compensation cost related to non-vested stock/stock unit awards granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 0.96 years.

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

The Water Systems segment designs, manufactures and sells motors, pumps, electronic controls, water treatment systems and related parts and equipment primarily for use in submersible water or other fluid system applications. The Fueling Systems segment designs, manufactures and sells pumps, electronic controls and related parts and equipment primarily for use in submersible fueling system applications. The Fueling Systems segment integrates and sells motors and electronic controls produced by the Water Systems segment. The Company reports these product transfers between Water and Fueling as inventory transfers since a significant number of the Company's manufacturing facilities are shared across segments for scale and efficiency purposes. The Distribution segment sells to and provides presale support and specifications to the installing contractors. The Distribution segment sells products produced by the Water Systems segment. The Company reports intersegment transfers from Water Systems to Distribution as intersegment revenue at market prices to properly reflect the commercial arrangement of vendor to customer that exists between the Water System and Distribution segments.

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

Financial information by reportable business segment is included in the following summary:

Net Sales
(In millions)	2021	2020	2019
Water Systems
External sales
United States & Canada	$460.8	$327.6	$367.6
Latin America	139.5	118.5	124.2
Europe, Middle East & Africa	189.8	156.8	155.6
Asia Pacific	85.1	70.9	81.8
Intersegment sales
United States & Canada	88.4	60.9	52.3
Total sales	963.6	734.7	781.5
Distribution
External sales
United States & Canada	497.6	328.4	291.8
Intersegment sales	—	—	—
Total sales	497.6	328.4	291.8
Fueling Systems
External sales
United States & Canada	198.5	158.2	173.5
All other	90.6	86.9	120.1
Intersegment sales	—	—	—
Total Sales	289.1	245.1	293.6

Intersegment Eliminations/Other	(88.4)	(60.9)	(52.3)
Consolidated	$1,661.9	$1,247.3	$1,314.6

Operating income (loss)
	2021	2020	2019
Water Systems	$139.1	$114.4	$103.0
Distribution	35.9	11.5	3.6
Fueling Systems	79.5	63.4	75.8
Intersegment Eliminations/Other	(65.3)	(58.8)	(55.3)
Consolidated	$189.2	$130.5	$127.1

	Total assets			Depreciation
	2021	2020	2019	2021	2020	2019
Water Systems	$894.4	$645.9	$658.3	$19.8	$18.7	$19.0
Distribution	363.0	249.0	180.2	4.4	2.6	2.8
Fueling Systems	273.6	268.9	283.8	2.2	2.1	2.1
Other	44.2	108.5	72.4	3.8	3.7	3.7
Consolidated	$1,575.2	$1,272.3	$1,194.7	$30.2	$27.1	$27.6

	Amortization			Capital expenditures
	2021	2020	2019	2021	2020	2019
Water Systems	$11.9	$6.9	$6.9	$19.4	$16.9	$15.1
Distribution	0.7	0.6	0.5	6.5	3.5	3.9
Fueling Systems	1.8	1.8	1.9	3.0	2.0	1.9
Other	—	0.1	0.1	1.2	0.5	1.2
Consolidated	$14.4	$9.4	$9.4	$30.1	$22.9	$22.1

Cash and property, plant and equipment are the major asset groups in “Other” of total assets for the fiscal years ended December 31, 2021, December 31, 2020 and December 31, 2019.

Financial information by geographic region is as follows:

	Net sales			Long-lived assets
(In millions)	2021	2020	2019	2021	2020	2019
United States	$1,075.7	$760.6	$776.6	$604.5	$405.9	$394.7
Foreign	586.2	486.7	538.0	238.4	238.3	223.4
Consolidated	$1,661.9	$1,247.3	$1,314.6	$842.9	$644.2	$618.1

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

No single customer accounted for more than 10 percent of the Company’s consolidated sales in 2021, 2020, or 2019. No single customer accounted for more than 10 percent of the Company’s gross accounts receivable in 2021 or 2020.

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

At December 31, 2021, the Company had $13.2 million of commitments primarily for capital expenditures and the purchase of raw materials to be used in production.

The changes in the carrying amount of the warranty accrual, as recorded in the “Accrued expenses and other current liabilities” line of the Company’s consolidated balance sheets for 2021 and 2020, are as follows:

(In millions)	2021	2020
Beginning balance	$9.7	$9.1
Accruals related to product warranties	9.7	9.4
Additions related to acquisitions	0.1	0.6
Reductions for payments made	(9.0)	(9.4)
Ending balance	$10.5	$9.7

The Company maintains certain warehouses, distribution centers, office space, and equipment operating leases. The Company also has lease agreements that are classified as financing. However, these financing leases are immaterial to the Company.

The components of the Company's operating lease portfolio as of 2021, 2020, and 2019 are as follows:

Lease Cost (In millions):	2021	2020	2019
Operating lease cost	$13.6	$11.4	$11.7
Short-term lease cost	0.6	0.4	0.5

Other Information:
Weighted-average remaining lease term	4.2 years	3.9 years
Weighted-average discount rate	3.9%	3.7%

As of December 31, 2021, the Company has approximately $1.1 million of additional ROU assets related to lease that have not yet commenced, but create future lease obligations.

The future minimum rental payments for non-cancellable operating leases as of December 31, 2021, are as follows:

(In millions)	Total	2022	2023	2024	2025	2026	Thereafter
Undiscounted future minimum rental payments	$52.4	$16.4	$12.3	$8.3	$5.3	$3.9	$6.2
Less: Imputed Interest	4.1
Present value of lease liabilities	$48.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Franklin Electric Co., Inc.
Fort Wayne, Indiana

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

New Aqua— Intangible Assets — Refer to Notes 1, 3 and 6 to the financial statements
Critical Audit Matter Description

As described in Note 1, 3, and 6 to the consolidated financial statements, the Company completed multiple acquisitions for total cash consideration of $244.0 million in the year ended December 31, 2021. The Company allocated the purchase price of its acquisitions to the assets acquired, liabilities assumed, and noncontrolling interests based upon their respective fair values at acquisition date utilizing management estimates and inputs from an independent third-party valuation firm to assist in determining these fair values. The purchase price allocation resulted in identifiable intangible asset of $131.9 million of which $93.7 million related to the customer relationships and trade names acquired in connection with the acquisition of New Aqua, LLC (“New Aqua”). Management estimated the fair value of the New Aqua trade names using the relief of royalty method and the fair value of the New Aqua customer relationships using the multi-period excess earnings discounted cash flow method. The fair value determination of these intangibles required management to make significant estimates and assumptions related to business and valuation assumptions, including revenue growth rates, profit margins, discount rates, attrition rates, and royalty rates.

We identified management’s estimate of the fair value of acquired New Aqua trade names and customer relationships as a critical audit matter because of the significant judgments made by management to estimate the respective fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s projected future cash flows and the selection of valuation assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the business and valuation assumptions to estimate the fair value for these intangible assets included the following, among others:

•We tested the effectiveness of controls over management’s determination of the fair values of acquired trade names and customer relationships, including those over the projected future cash flows and selection of revenue growth rates, profit margins, discount rates, attrition rates, and royalty rates.
•We assessed the reasonableness of management’s selection of revenue growth rates and profit margins by comparing the projections to historical results, internal communications to management, and certain industry and market trends.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methods and assumptions, including the discount rates, attrition rates, and royalty rates, by:
•Assessing the appropriateness of the valuation methodology used to determine the valuation assumptions.
•Testing the source information underlying the determination of the valuation assumptions and testing the mathematical accuracy of the calculations.
•Developing a range of independent estimates of the valuation assumptions and comparing the valuation assumptions selected by management to the range of independent estimates.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
February 25, 2022

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded Puronics, Inc.; New Aqua, LLC; Minetuff Dewatering Pumps Australia Pty Ltd; B&R Industries, Inc.; and Blake Group Holdings, Inc. as well as the asset acquisitions of Power Integrity Services, LLC and Atlantic Turbine Pump, LLC (Note 3 - Acquisitions) from its assessment of internal controls over financial reporting as these acquisitions occurred in 2021. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. The net sales and total assets of current year acquisitions represented was approximately 4.4 percent and 17.7 percent of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This report appears on page 54.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Franklin Electric Co., Inc.
Fort Wayne, Indiana

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded Puronics, Inc., New Aqua, LLC, Minetuff Dewatering Pumps Australia Pty Ltd., B&R Industries, Inc., and Blake Group Holdings, Inc. as well as the asset acquisitions of Power Integrity Services, LLC and Atlantic Turbine Pump, LLC from its assessment of internal control over financial reporting as these acquisitions occurred in the twelve months ended December 31, 2021. The combined net sales and total assets of these acquisitions represented approximately 4.4 percent and 17.7 percent, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at these acquired companies.

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

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
February 25, 2022

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors and director nominees required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022, under the headings of “PROPOSAL 1: ELECTION OF DIRECTORS” and “INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS,” and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4, or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022, under the heading of “DELINQUENT SECTION 16(a) REPORTS” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors, the Audit Committee of the board of directors, and the Company’s code of conduct and ethics required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXERCISES AND STOCK VESTED TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022, under the headings of “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022, under the heading “PROPOSAL 2: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2022 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this report:	Form 10-K Annual Report (page)
1. Financial Statements - Franklin Electric Co., Inc.
Consolidated Statements of Income for the three years ended December 31, 2021	21
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2021	21
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	22
Consolidated Statements of Cash Flows for the three years ended December 31, 2021	23
Consolidated Statements of Equity for the three years ended December 31, 2021	24
Notes to Consolidated Financial Statements	25
2. Financial Statement Schedule - Franklin Electric Co., Inc.
Schedule II - Valuation and Qualifying Accounts	59
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.
3. Exhibits
Number	Description
3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 30, 2020)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company's Form 10-K filed on February 24, 2021)
10.1	Franklin Electric Co., Inc. Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 29, 2005)*
10.2	Franklin Electric Co., Inc. Amended and Restated Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 24, 2009)*
10.3	Franklin Electric Co., Inc. 2012 Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on May 4, 2012)*
10.4	Franklin Electric Co., Inc. Non-employee Directors’ Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 6, 2020)*
10.5
First Amendment to the Franklin Electric Co., Inc. Non-employee Directors' Deferred Compensation Plan dated December 18, 2020 (incorporated by reference to Exhibit 10.5 of the Company's Form 10-K filed on February 24, 2021)*

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

10.8	Second Amendment to the Franklin Electric Co., Inc. Pension Restoration Plan (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended January 3, 2015)*
10.9	Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan, as Amended and Restated Effective January 1, 2022*
10.10	Employment Agreement between the Company and Gregg C. Sengstack (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the fiscal year ended December 29, 2012)*
10.11	Employment Agreement between the Company and John J. Haines (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the fiscal year ended December 29, 2012)*
10.12	Employment Security Agreement between the Company and Jeffery L. Taylor (incorporated by reference to Exhibit 10.1 of the Company's form 10-Q filed on August 3, 2021)*

Number	Description
10.13
Form of Confidentiality and Non-Compete Agreement between the Company and Gregg C. Sengstack, John J. Haines, Jeffery L. Taylor, DeLancey W. Davis, Donald P. Kenney, Jonathan M. Grandon, Dr. Paul N. Chhabra, and Jay J. Walsh (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.14	Form of Employment Security Agreement between the Company and DeLancey W. Davis and Donald P. Kenney (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 7, 2013)*
10.15	Form of Employment Security Agreement between the Company and Jonathan M. Grandon (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 1, 2016)*
10.16	Form of Employment Security Agreement between the Company and Dr. Paul N. Chhabra (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 8, 2018)*
10.17	Form of Employment Security Agreement between the Company and Jay J. Walsh (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the fiscal year ended December 31, 2019)*
10.18	Retirement Agreement and General Release between the Company and John J. Haines dated June 14, 2021 (incorporated by reference to Exhibit 10.3 of the Company's form 10-Q filed on August 3, 2021)*
10.19
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
10.30
Fourth Amended and Restated Note Purchase and Private Shelf Agreement by and among Franklin Electric Co., Inc., Franklin Electric B.V., Prudential Insurance Company of America and the purchasers named therein (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 3, 2021)

10.31
Bond Purchase and Loan Agreement, dated December 31, 2012, among the Company, The Board of Commissions of the County of Allen, Indiana, and the Bondholders referred to therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 2, 2013)

10.32
Amendment No. 1 to Bond Purchase and Loan Agreement and Waiver, dated May 5, 2015, among the Company, The Board of Commissioners of the County of Allen, and the Bondholders referred to therein (incorporated by reference to the Company’s Form 10-Q filed on May 6, 2015)

10.33
Fourth Amended and Restated Credit Agreement, dated May 13, 2021, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 13, 2021)

10.34
Amended and Restated Note Purchase and Private Shelf Agreement by and among Franklin Electric Co., Inc., Franklin Electric B.V., NYL Investors LLC, and the purchasers named therein (incorporated by reference to Exhibit 10.5 to the Company's form 10-Q filed on August 3, 2021)

10.35	Issuance of Series B Notes Pursuant to the New York Life Agreement dated May 27, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on October 1, 2018)

Number	Description
10.36
Stock Redemption Agreement, dated April 15, 2015, between the Company and Ms. Patricia Schaefer and Ms. Diane Humphrey (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 20, 2015)

10.37	Franklin Electric Co., Inc. 2017 Stock Plan (incorporated by reference to Exhibit A of the Company’s 2017 Proxy Statement filed on March 21, 2017)*
18.1
Franklin Electric Co., Inc. and Subsidiaries Preferability Letter from Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 of the Company’s Form 10-Q for the fiscal quarter ended April 2, 2011)

21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Forward-Looking Statements
101	The following financial information from Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019 (ii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2021, 2020, and 2019, (iii) Consolidated Balance Sheets as of December 31, 2021 and 2020, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020, and 2019, (v) Consolidated Statements of Equity for the years ended December 31, 2021, 2020, and 2019, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management Contract, Compensatory Plan or Arrangement

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
2021
Allowance for doubtful accounts	$4.0	$(0.3)	$0.1	$0.4	$4.0
Allowance for deferred taxes	8.3	0.6	2.4	—	6.5
2020
Allowance for doubtful accounts	$3.7	$0.2	$1.0	$1.1	$4.0
Allowance for deferred taxes	6.4	1.9	—	—	8.3
2019
Allowance for doubtful accounts	$4.4	$0.1	$0.9	$0.1	$3.7
Allowance for deferred taxes	6.8	—	0.4	—	6.4

(a) Charges for which allowances were created.
(b) Primarily related to acquisitions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: February 25, 2022	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairperson and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2022.

By	/s/ Gregg C. Sengstack
Gregg C. Sengstack
Chairperson and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffery L. Taylor
Jeffery L. Taylor
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Victor Grizzle
Victor Grizzle
Director

/s/ Alok Maskara
Alok Maskara
Director

/s/ Renee J. Peterson
Renee J. Peterson
Director

/s/ Jennifer L. Sherman
Jennifer L. Sherman
Director

/s/ Thomas R. VerHage
Thomas R. VerHage
Director

/s/ David M. Wathen
David M. Wathen
Director