Form 10-Q
period 2022-03-31
FRANKLIN ELECTRIC CO INC
filed 2022-05-03
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	April 29, 2022
$0.10	46,313,320 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
(In thousands, except per share amounts)	March 31, 2022	March 31, 2021

Net sales	$451,470	$333,046
Cost of sales	306,136	217,500
Gross profit	145,334	115,546
Selling, general, and administrative expenses	104,673	81,603
Restructuring expense	720	152
Operating income	39,941	33,791
Interest expense	(1,494)	(1,090)
Other income/(expense), net	(378)	(100)
Foreign exchange income/(expense)	(585)	(57)
Income before income taxes	37,484	32,544
Income tax expense	7,365	4,381
Net income	$30,119	$28,163
Less: Net (income)/expense attributable to noncontrolling interests	(354)	(283)
Net income attributable to Franklin Electric Co., Inc.	$29,765	$27,880
Income per share:
Basic	$0.64	$0.60
Diluted	$0.63	$0.59

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	First Quarter Ended
(In thousands)	March 31, 2022	March 31, 2021

Net income	$30,119	$28,163
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	8,592	(11,514)
Employee benefit plan activity	1,192	1,116
Other comprehensive income/(loss)	9,784	(10,398)
Income tax expense related to items of other comprehensive income/(loss)	(260)	(232)
Other comprehensive income/(loss), net of tax	9,524	(10,630)
Comprehensive income	39,643	17,533
Less: Comprehensive income/(loss) attributable to noncontrolling interests	316	218
Comprehensive income attributable to Franklin Electric Co., Inc.	$39,327	$17,315

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$38,581	$40,536
Receivables, less allowances of $4,430 and $3,975, respectively	229,736	196,173
Inventories:
Raw material	184,332	166,918
Work-in-process	31,961	24,725
Finished goods	311,574	258,332
Total inventories	527,867	449,975
Other current assets	37,401	37,963
Total current assets	833,585	724,647

Property, plant, and equipment, at cost:
Land and buildings	157,510	154,544
Machinery and equipment	297,634	296,078
Furniture and fixtures	45,836	44,324
Other	44,982	40,231
Property, plant, and equipment, gross	545,962	535,177
Less: Allowance for depreciation	(331,772)	(324,523)
Property, plant, and equipment, net	214,190	210,654
Right-of-use asset, net	46,458	48,379
Deferred income taxes	7,675	7,675
Intangible assets, net	247,127	249,691
Goodwill	329,388	329,630
Other assets	4,766	4,489
Total assets	$1,683,189	$1,575,165

	March 31, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$190,488	$164,758
Accrued expenses and other current liabilities	87,292	115,408
Current lease liability	15,188	15,320
Income taxes	3,774	2,547
Current maturities of long-term debt and short-term borrowings	194,846	97,981
Total current liabilities	491,588	396,014
Long-term debt	89,933	90,535
Long-term lease liability	31,140	32,937
Income taxes payable non-current	11,610	11,610
Deferred income taxes	29,828	28,162
Employee benefit plans	39,926	40,696
Other long-term liabilities	24,999	26,568

Commitments and contingencies (see Note 15)	—	—

Redeemable noncontrolling interest	106	(19)

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,354 and 46,483, respectively)	4,635	4,648
Additional capital	314,935	310,617
Retained earnings	861,156	859,817
Accumulated other comprehensive loss	(219,019)	(228,581)
Total shareholders' equity	961,707	946,501
Noncontrolling interest	2,352	2,161
Total equity	964,059	948,662
Total liabilities and equity	$1,683,189	$1,575,165

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021

Cash flows from operating activities:
Net income	$30,119	$28,163
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,078	9,574
Non-cash lease expense	4,181	3,068
Share-based compensation	3,985	4,190
Deferred income taxes	1,268	90
(Gain)/Loss on disposals of plant and equipment	620	212
Foreign exchange (income)/expense	585	57
Changes in assets and liabilities, net of acquisitions:
Receivables	(34,119)	(24,196)
Inventory	(74,690)	(14,327)
Accounts payable and accrued expenses	(2,753)	(298)
Operating leases	(4,181)	(3,068)
Income taxes	2,654	3,220
Employee benefit plans	343	118
Other, net	(1,401)	(1,421)
Net cash flows from operating activities	(61,311)	5,382
Cash flows from investing activities:
Additions to property, plant, and equipment	(9,456)	(6,744)
Proceeds from sale of property, plant, and equipment	—	—
Cash paid for acquisitions, net of cash acquired	553	70
Other, net	—	3
Net cash flows from investing activities	(8,903)	(6,671)
Cash flows from financing activities:
Proceeds from issuance of debt	198,556	693
Repayment of debt	(101,705)	(1,150)
Proceeds from issuance of common stock	343	5,083
Purchases of common stock	(19,319)	(4,849)
Dividends paid	(9,130)	(8,143)
Net cash flows from financing activities	68,745	(8,366)
Effect of exchange rate changes on cash	(486)	(2,801)
Net change in cash and equivalents	(1,955)	(12,456)
Cash and equivalents at beginning of period	40,536	130,787
Cash and equivalents at end of period	$38,581	$118,331

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021

Cash paid for income taxes, net of refunds	$3,610	$2,295
Cash paid for interest	$2,330	$2,013

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$749	$811
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$1,962	$4,615

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2022, and for the first quarters ended March 31, 2022 and March 31, 2021 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the first quarter ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for various convertible instruments and reduces form-over-substance-based accounting conclusions for the derivatives scope exception for contracts in an entity’s own equity. The FASB also updated Earnings Per Share (“EPS”) guidance under Topic 260 by requiring an entity to consider the potential effect of share settlement in the diluted EPS calculation for instruments that may be settled in cash or shares as well as other amendments. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021 with early adoption permitted but no earlier than fiscal years beginning after December 15, 2020. The guidance should be adopted at the beginning of a fiscal year. ASU 2020-06 should be applied on either a retrospective or modified retrospective basis. The Company adopted the standard effective January 1, 2022 using the modified retrospective approach, and it did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

3. ACQUISITIONS
During the fourth quarter ended December 31, 2021, the Company acquired 100 percent of the ownership interests of B&R Industries, Inc. ("B&R"), a water treatment equipment provider located in Mesa, Arizona, for a cash purchase price of $16.2 million after purchase price adjustments based on the level of working capital acquired. B&R will be included as part of the Water Systems segment of the Company. The Company also acquired, in a separate transaction, 100 percent of the ownership interests of Blake Group Holdings, Inc. ("Blake"), a professional groundwater distributor operating in the northeast United States for a cash purchase price of $28.6 million after purchase price adjustments based on the level of working capital acquired. Blake will be included as part of the Distribution segment of the Company. The fair value of the assets acquired and liabilities assumed for both acquisitions is preliminary as of March 31, 2022.

During the third quarter ended September 30, 2021, the Company acquired 100 percent of the ownership interests of Minetuff Dewatering Pumps Australia Pty Ltd for a cash purchase price of $13.7 million after purchase price adjustments based on the level of working capital acquired. Minetuff manufactures and sells submersible pumps, spare parts, and accessories to the mining industry and will expand the Company’s existing product offerings and channel access in the Water Systems segment. The fair value of the assets acquired and liabilities assumed for the acquisition is preliminary as of March 31, 2022.

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

In another separate transaction during the second quarter ended June 30, 2021, the Company acquired all of the assets of Atlantic Turbine Pump, LLC, a Georgia-based company, which will be included in the Distribution segment of the Company. The Company recorded estimated fair values that exceed the acquisition price by $0.4 million, representing a bargain purchase gain due to favorable market conditions within the "Other income/(expense), net" line in the consolidated statements of income for the year ended December 31, 2021.

The combined, all-cash purchase price for all acquisitions in the second quarter was $185.5 million after purchase price adjustments based on the level of working capital acquired. The fair value of the assets acquired and liabilities assumed for all acquisitions are preliminary as of March 31, 2022.

The identifiable intangible assets recognized in the separate transactions in 2021, were $131.9 million, and consist primarily of customer relationships and trade names from New Aqua of $93.7 million, which will be amortized using the straight-line method over 12 - 20 years.

The goodwill of $65.4 million resulting from the acquisitions in 2021 consists primarily of expanded geographical presence and product channel expansion. Goodwill deductible for tax purposes is $61.6 million from the acquisitions in 2021. Goodwill was recorded in the Water Systems and Fueling Systems segments.

The preliminary purchase price assigned to the major identifiable assets and liabilities for all acquisitions in 2021 on an aggregated basis is as follows:

(In millions)
Assets:
Inventory	$34.4
Intangible assets	131.9
Goodwill	65.4
Other assets	39.3
Total assets	271.0
Liabilities	26.6
Less: Bargain purchase gain	0.4
Total consideration paid	$244.0

For all acquisitions in 2021, consolidated revenue for the first quarter ended March 31, 2021 was $45.3 million, which would be incremental to the Company's revenue had the acquisitions occurred on the first day of 2021. Consolidated revenue for the first quarter ended March 31, 2022 was $48.2 million. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2021, as the results of operations for all acquisitions is immaterial.

Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations. There were $0.2 million and $0.1 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the first quarter ended March 31, 2022 and March 31, 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7.2	$7.2	$—	$—
Share swap transaction	—	—	—	—
Forward currency contracts assets	0.1	—	0.1	—
Total assets	$7.3	$7.2	$0.1	$—

Liabilities:
Forward currency contracts liabilities	$0.2	$—	$0.2	$—
Total liabilities	$0.2	$—	$0.2	$—

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5.3	$5.3	$—	$—
Share swap transaction	0.6	0.6	—	—
Total assets	$5.9	$5.9	$—	$—

The Company’s Level 1 cash equivalents assets are generally comprised of foreign bank guaranteed certificates of deposit and short term deposits. The share swap transaction and forward currency contracts assets and liabilities are recorded within the "Receivables" and "Accounts Payable" lines of the condensed consolidated balance sheets and are further described in Note 5 - Financial Instruments.

The Company has no assets or liabilities measured on a recurring basis classified as Level 3.

Total debt, including current maturities, have carrying amounts of $284.7 million and $188.5 million and estimated fair values of $287.1 million and $196.1 million as of March 31, 2022 and December 31, 2021, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS

The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of March 31, 2022, the swap had a notional value based on 210,000 shares. For the first quarter ended

March 31, 2022 and March 31, 2021, the swap resulted in a loss of $2.4 million and a gain of $2.7 million, respectively. Gains and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. For the first quarter ended March 31, 2022, the forward currency contracts resulted in a loss of $0.2 million and is recorded in the Company's condensed consolidated statements of income within the "Foreign exchange income/(expense)" line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	March 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	256.2	(92.7)	255.1	(88.8)
Patents	$7.3	$(7.3)	$7.3	$(7.3)
Technology	7.5	(7.4)	7.5	(7.3)
Trade names	42.2	(2.1)	$42.1	(1.5)
Other	2.8	(2.7)	2.8	(2.7)
Total	$316.0	$(112.2)	$314.8	$(107.6)
Unamortizing intangibles:
Trade names	43.3	—	42.5	—
Total intangibles	$359.3	$(112.2)	$357.3	$(107.6)

Amortization expense related to intangible assets for the first quarters ended March 31, 2022 and March 31, 2021 was $4.3 million and $2.5 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2022	2023	2024	2025	2026
	$17.1	$17.0	$16.9	$16.0	$15.1

The change in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2022, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2021	$213.9	$70.7	$45.0	$329.6
Acquisitions	—	—	—	—
Adjustments to prior year acquisitions	—	—	(0.5)	(0.5)
Foreign currency translation	0.4	(0.1)	—	0.3
Balance as of March 31, 2022	$214.3	$70.6	$44.5	$329.4

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of March 31, 2022, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2021 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees. Both domestic plans were frozen as of December 31, 2011. The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the first quarters ended March 31, 2022 and March 31, 2021:

(In millions)	Pension Benefits
	First Quarter Ended
	March 31, 2022	March 31, 2021
Service cost	$0.2	$0.2
Interest cost	0.8	0.7
Expected return on assets	(1.5)	(1.4)
Amortization of:
Prior service cost	—	—
Actuarial loss	1.2	1.0
Settlement cost	—	—
Net periodic benefit cost	$0.7	$0.5

In the three months ended March 31, 2022, the Company made contributions of $0.1 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2022 will be finalized by September 15, 2022, based upon the funding level requirements identified and year-end valuation performed at December 31, 2021.

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the first quarters ended March 31, 2022 and March 31, 2021:

(In millions)	Other Benefits
	First Quarter Ended
	March 31, 2022	March 31, 2021
Service cost	$—	$—
Interest cost	0.1	—
Expected return on assets	—	—
Amortization of:
Prior service cost	—	—
Actuarial loss	—	0.1
Settlement cost	—	—
Net periodic benefit cost	$0.1	$0.1

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	March 31, 2022	December 31, 2021
Salaries, wages, and commissions	39.6	62.3
Product warranty costs	10.6	10.5
Insurance	1.8	2.3
Employee benefits	5.7	11.9
Other	29.6	28.4
Total	87.3	115.4

9. INCOME TAXES
The Company’s effective tax rate from continuing operations for the three month period ended March 31, 2022 was 19.7 percent as compared to 13.5 percent for the three month period ended March 31, 2021. The effective tax rate is lower than the U.S. statutory rate of 21 percent primarily due to the recognition of the U.S. foreign-derived intangible income (FDII) provisions and certain discrete events including excess tax benefits from share-based compensation partially offset by state taxes.

The increase in the effective tax rate was primarily a result of less favorable discrete events recorded in the three month period ended March 31, 2022, as compared to the three month period ended March 31, 2021.

10. DEBT
Debt consisted of the following:

(In millions)	March 31, 2022	December 31, 2021
New York Life Agreement	75.0	75.0
Credit Agreement	191.8	96.6
Tax increment financing debt	15.9	16.5
Foreign subsidiary debt	2.2	0.5
Other	—	0.1
Less: unamortized debt issuance costs	(0.2)	(0.2)
	$284.7	$188.5
Less: current maturities	(194.8)	(98.0)
Long-term debt	$89.9	90.5

Debt outstanding, excluding unamortized debt issuance costs, at March 31, 2022 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$284.9	$194.8	$1.4	$1.4	$76.4	$1.5	$9.4

Prudential Agreement
The Company maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates, which was renewed on July 30, 2021 and expires on July 30, 2024. The Prudential Agreement has an initial borrowing capacity of $150.0 million. As of March 31, 2022, the Company had no notes issued and  $150.0 million borrowing capacity available under the Prudential Agreement.

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

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC and its affiliates (the "New York Life Agreement"), which was renewed on July 30, 2021 and expires on July 30, 2024. The New York Life Agreement has a maximum aggregate borrowing capacity of $200.0 million. On September 26, 2018, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of March 31, 2022, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of March 31, 2022, the Company had $191.8 million outstanding borrowings, $4.0 million in letters of credit outstanding, and $54.2 million of available capacity under the Credit Agreement.

The Company also has lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $20.2 million. As of March 31, 2022, there were $1.8 million outstanding borrowings and $18.4 million of available capacity under these lines of credit.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of March 31, 2022.

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

The following table sets forth the computation of basic and diluted earnings per share:

	First Quarter Ended
(In millions, except per share amounts)	March 31, 2022	March 31, 2021
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$29.8	$27.9
Less: Earnings allocated to participating securities	0.1	0.2
Net income available to common shareholders	$29.7	$27.7
Denominator:
Basic weighted average common shares outstanding	46.4	46.3
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.7	0.6
Diluted weighted average common shares outstanding	47.1	46.9
Basic earnings per share	$0.64	$0.60
Diluted earnings per share	$0.63	$0.59

There were 0.1 million and 0.1 million stock options outstanding for the first quarters ended March 31, 2022 and March 31, 2021, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

12. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the first quarters ended March 31, 2022 and March 31, 2021:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2021	$4,648	$310,617	$859,817	$(49,076)	$(179,505)	$2,161	$948,662	$(19)
Net income			29,765			235	30,000	119
Dividends on common stock ($0.195/share)			(9,129)				(9,129)
Common stock issued	1	342					343
Common stock repurchased	(23)		(19,297)				(19,320)
Share-based compensation	9	3,976					3,985
Currency translation adjustment					8,630	(44)	8,586	6
Pension liability, net of tax				932			932
Balance as of March 31, 2022	$4,635	$314,935	$861,156	$(48,144)	$(170,875)	$2,352	$964,059	$106

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2020	$4,622	$283,420	$764,562	$(52,666)	$(152,105)	$2,116	$849,949	$(245)
Net Income			27,880			207	28,087	76
Dividends on common stock ($0.175/share)			(8,143)				(8,143)
Common stock issued	14	5,069					5,083
Common stock repurchased	(6)		(4,843)				(4,849)
Share-based compensation	11	4,179					4,190
Currency translation adjustment					(11,449)	(66)	(11,515)	1
Pension liability, net of taxes				884			884
Balance as of March 31, 2021	$4,641	$292,668	$779,456	$(51,782)	$(163,554)	$2,257	$863,686	$(168)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the three months ended March 31, 2022 and March 31, 2021, are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
For the three months ended March 31, 2022:
Balance as of December 31, 2021	$(179.6)	$(49.0)	$(228.6)

Other comprehensive income/(loss) before reclassifications	8.7	—	8.7
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.9	0.9
Net other comprehensive income/(loss)	8.7	0.9	9.6

Balance as of March 31, 2022	$(170.9)	$(48.1)	$(219.0)

For the three months ended March 31, 2021:
Balance as of December 31, 2020	$(152.2)	$(52.6)	$(204.8)

Other comprehensive income/(loss) before reclassifications	(11.4)	—	(11.4)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.9	0.9
Net other comprehensive income/(loss)	(11.4)	0.9	(10.5)

Balance as of March 31, 2021	$(163.6)	$(51.7)	$(215.3)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.3 million and $0.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

Financial information by reportable business segment is included in the following summary:

	First Quarter Ended
(In millions)	March 31, 2022	March 31, 2021
	Net sales
Water Systems
External sales
United States & Canada	$134.7	$84.2
Latin America	37.9	31.7
Europe, Middle East & Africa	51.0	44.4
Asia Pacific	20.5	20.2
Intersegment sales
United States & Canada	28.5	17.1
Total sales	272.6	197.6
Distribution
External sales
United States & Canada	134.9	95.7
Intersegment sales	—	—
Total sales	134.9	95.7
Fueling Systems
External sales
United States & Canada	51.9	37.7
All other	20.6	19.1
Intersegment sales	—	—
Total sales	72.5	56.8

Intersegment Eliminations/Other	(28.5)	(17.1)
Consolidated	$451.5	$333.0

	First Quarter Ended
	March 31, 2022	March 31, 2021
	Operating income/(loss)
Water Systems	$33.2	$31.3
Distribution	9.4	2.0
Fueling Systems	17.7	14.9
Intersegment Eliminations/Other	(20.4)	(14.4)
Consolidated	$39.9	$33.8

	March 31, 2022	December 31, 2021
	Total assets
Water Systems	$951.2	$894.4
Distribution	419.4	363.0
Fueling Systems	277.1	273.6
Other	35.5	44.2
Consolidated	$1,683.2	$1,575.2

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

At March 31, 2022, the Company had $15.2 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the three months ended March 31, 2022, are as follows:

(In millions)
Balance as of December 31, 2021	$10.5
Accruals related to product warranties	2.0
Additions related to acquisitions	—
Reductions for payments made	(1.9)
Balance as of March 31, 2022	$10.6

The Company maintains certain warehouses, distribution centers, office space, and equipment operating leases. The Company also has lease agreements that are classified as financing. These financing leases are immaterial to the Company.
The Company utilizes interest rates from lease agreements unless the lease agreement does not provide a readily determinable rate. In these instances, the Company utilizes its incremental borrowing rate in effect at the inception of a lease when determining the present value of future lease payments.
Some of the Company’s leases include renewal options. The Company excludes these renewal options in the expected lease term unless the Company is reasonably certain that the option will be exercised.

The components of the Company’s operating lease portfolio as of the first quarter ended March 31, 2022 are as follows:

First Quarter Ended
Lease Cost (in millions):	March 31, 2022
Operating lease cost	$4.2
Short-term lease cost	0.1

Other Information:
Weighted-average remaining lease term	4.2 years
Weighted-average discount rate	3.9%

As of March 31, 2022, the Company has approximately $1.5 million of additional ROU assets related to leases that have not yet commenced, but create future lease obligations.

The minimum rental payments for non-cancellable operating leases as of March 31, 2022, are as follows:

(In millions)	2022	2023	2024	2025	2026	Thereafter
Future Minimum Rental Payments	$12.6	$13.2	$8.6	$5.5	$4.2	$6.5

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
No additional options and awards are granted out of the 2012 Stock Plan. However, there are still unvested awards and unexercised options under this plan.

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the three months ended March 31, 2022 and March 31, 2021 are as follows:

	March 31, 2022	March 31, 2021
Risk-free interest rate	1.87%	0.66%
Dividend yield	0.93%	0.96%
Volatility factor	33.88%	34.98%
Expected term	5.5 years	5.5 years

A summary of the Company’s outstanding stock option activity and related information for the three months ended March 31, 2022 is as follows:

(Shares in thousands)	March 31, 2022
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,043	$49.21
Granted	110	83.90
Exercised	(8)	44.09
Forfeited	(15)	73.25
Outstanding at end of period	1,130	$52.29
Expected to vest after applying forfeiture rate	1,127	$52.23
Vested and exercisable at end of period	891	$46.22

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of March 31, 2022 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.81 years	$34,843
Expected to vest after applying forfeiture rate	5.80 years	$34,829
Vested and exercisable at end of period	4.93 years	$32,804

The total intrinsic value of options exercised during the three months ended March 31, 2022 and March 31, 2021 was $0.3 million and $5.8 million, respectively.

As of March 31, 2022, there was $1.5 million of total unrecognized compensation cost related to non-vested stock options granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 2.10 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the three months ended March 31, 2022 is as follows:

(Shares in thousands)	March 31, 2022
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	348	$58.20
Awarded	104	83.86
Vested	(129)	47.10
Forfeited	(14)	69.64
Non-vested at end of period	309	$70.98

As of March 31, 2022, there was $14.6 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.85 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2022 vs. First Quarter 2021

OVERVIEW
Sales in the first quarter of 2022 increased from the first quarter of last year. Sales in the quarter increased by $118.5 million, or about 36 percent, due to higher sales across all three segments, achieved by price realization, acquisitions, and volume. The Company's consolidated gross profit was $145.3 million for the first quarter of 2022, an increase from the prior year’s first quarter. The gross profit as a percent of net sales was 32.2 percent in the first quarter of 2022 versus 34.7 percent during the first quarter 2021. For the first quarter of 2022, diluted earnings per share were $0.63, up from the first quarter of 2021 diluted earnings per share of $0.59.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first quarter of 2022 were $451.5 million, an increase of $118.5 million or about 36 percent compared to 2021 first quarter sales of $333.0 million. The sales increase from acquisition related sales was $48.2 million. Sales revenue decreased by $13.1 million or about 4 percent in the first quarter of 2022 due to foreign currency translation. Excluding acquisitions and the impact of foreign currency translation, the Company’s organic sales growth, led by price realization, was about 25 percent.

	Net Sales
(In millions)	Q1 2022	Q1 2021	2022 v 2021
Water Systems	$272.6	$197.6	$75.0
Fueling Systems	72.5	56.8	$15.7
Distribution	134.9	95.7	$39.2
Eliminations/Other	(28.5)	(17.1)	$(11.4)
Consolidated	$451.5	$333.0	$118.5

Net Sales-Water Systems
Water Systems revenues were $272.6 million in the first quarter 2022, an increase of $75.0 million or about 38 percent versus the first quarter 2021 sales of $197.6 million. In the first quarter of 2022, sales from businesses acquired since the first quarter of 2021 were $33.9 million. Sales were decreased by $12.4 million or 6 percent in the quarter due to foreign currency translation. Water Systems sales were up about 27 percent, excluding acquisitions and foreign currency translation, in the first quarter of 2022 versus the first quarter of 2021. This revenue growth was primarily from price and volume, which was up due to strong end market demand.

Water Systems sales in the U.S. and Canada were up about 61 percent compared to the first quarter 2021. Sales from businesses acquired since the first quarter of 2021 were $32.1 million. Sales of groundwater pumping equipment increased by about 45 percent and sales of all surface pumping equipment increased by about 21 percent versus the first quarter 2021, due to strong end market demand.

Water Systems sales in markets outside the U.S. and Canada increased by 14 percent overall. Foreign currency translation decreased sales by 13 percent. Sales from businesses acquired since the first quarter of 2021 were $1.8 million. Outside the U.S. and Canada, Water Systems organic sales increased by 25 percent, driven by higher sales in Latin America, Europe, the Middle East, and African markets, partially offset with lower sales in the Asia Pacific markets.

Net Sales-Fueling Systems
Fueling Systems sales were $72.5 million in the first quarter of 2022, an increase of $15.7 million or about 28 percent versus the first quarter 2021 sales of $56.8 million. Fueling Systems sales were decreased by $0.7 million or 1 percent in the quarter due to foreign currency translation. Fueling Systems sales, excluding foreign currency translation, increased by about 29 percent, which this growth was from volume and price.

Fueling Systems sales in the U.S. and Canada increased by about 33 percent compared to the first quarter 2021. The increase was in all product lines. Outside the U.S. and Canada, Fueling Systems revenues increased by about 2 percent, as sales increases of 4 percent in the rest of the world outside of China were offset by lower sales in China.

Net Sales - Distribution
Distribution sales were $134.9 million in the first quarter 2022, an increase of $39.2 million or about 41 percent versus first quarter 2021 sales of $95.7 million. In the first quarter of 2022, sales from businesses acquired since the first quarter of 2021 were $14.3 million. The Distribution segment organic sales increased about 26 percent compared to the first quarter of 2021. Revenue growth was primarily from price and was driven by broad-based demand in all regions and product categories.

Cost of Sales
Cost of sales as a percentage of net sales for the first quarters of 2022 and 2021 was 67.8 percent and 65.3 percent, respectively. Correspondingly, gross profit margin decreased to 32.2 percent from 34.7 percent. The Company’s consolidated gross profit was $145.3 million for the first quarter of 2022, an increase from the first quarter of 2021 gross profit of $115.5 million. The gross profit margin declined primarily due to inflationary pressures and supply chain challenges, which the Company continues to work to offset with pricing, and to some degree an unfavorable product sales mix shift.

Selling, General, and Administrative ("SG&A")
Selling, general, and administrative ("SG&A") expenses were $104.7 million in the first quarter of 2022 compared to $81.6 million in the first quarter of 2021. SG&A expenses from acquired businesses were $12.4 million and excluding the acquired entities, the Company’s SG&A expenses in the first quarter of 2022 were $92.3 million, an increase of about 12 percent from the first quarter 2021, due to higher variable performance-based compensation expenses and increased spending to support sales growth.

Restructuring Expenses
There were $0.7 million of restructuring expenses for the first quarter of 2022. Restructuring expenses for the first quarter of 2022 were $0.6 million in the Water segment related to continued miscellaneous manufacturing realignment activities, as well as $0.1 million in the Distribution segment related to miscellaneous branch closings and consolidation.

There were $0.2 million of restructuring expenses for the first quarter of 2021. Restructuring expenses for the first quarter of 2021 were $0.1 million in the Water segment related to continued miscellaneous manufacturing realignment activities, as well as $0.1 million in the Distribution segment related to miscellaneous branch closings and consolidation.

Operating Income
Operating income was $39.9 million in the first quarter of 2022, up $6.1 million or about 18 percent from $33.8 million in the first quarter of 2021.

	Operating income (loss)
(In millions)	Q1 2022	Q1 2021	2022 v 2021
Water Systems	33.2	$31.3	$1.9
Fueling Systems	17.7	14.9	2.8
Distribution	9.4	2.0	7.4
Eliminations/Other	(20.4)	(14.4)	(6.0)
Consolidated	$39.9	$33.8	$6.1

Operating Income-Water Systems
Water Systems operating income was $33.2 million in the first quarter 2022, up $1.9 million versus the first quarter 2021. Operating income increased in Water Systems primarily due to higher sales volume. The first quarter operating income margin was 12.2 percent, down 360 basis points from 15.8 percent in the first quarter of 2021. Operating income margin decreased primarily due to inflationary pressures and supply chain challenges, which the Company continues to work to offset with pricing, and to some degree an unfavorable product sales mix shift.

Operating Income-Fueling Systems
Fueling Systems operating income was $17.7 million in the first quarter of 2022 compared to $14.9 million in the first quarter of 2021. The increase in operating income was primarily related to higher sales volume. The first quarter Fueling Systems operating income margin was 24.4 percent, a decrease of 180 basis points from the 26.2 percent of net sales in the first quarter of 2021. Operating income margin decreased primarily due to inflationary pressures and supply chain challenges, which the Company continues to work to offset with pricing, and to some degree an unfavorable product sales mix shift.

Operating Income-Distribution
The Distribution segment recorded operating income of $9.4 million in the first quarter of 2022 compared to $2.0 million in the first quarter of 2021. Distribution’s increase in operating income was primarily due to higher sales volumes compared to the first quarter 2021. Distribution’s operating income margin was 7.0 percent in the first quarter of 2022 versus 2.1 percent of net sales in the first quarter of 2021. Operating income margin improved due to leverage on fixed cost from higher sales, price realization and cost management.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in the first quarter of 2022 versus the first quarter of 2021 was expense of $3.1 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses were higher by $2.9 million to last year, in part due to higher variable performance-based compensation expenses and higher professional fees.

Interest Expense
Interest expense for the first quarters of 2022 and 2021 was $1.5 million and $1.1 million, respectively.

Other Income or Expense
Other income or expense was a loss in the first quarter of 2022 of $0.4 million and a loss of $0.1 million in the first quarter of 2021.

Foreign Exchange
Foreign currency-based transactions produced a loss for the first quarter of 2022 of $0.6 million, primarily due to the Argentinian and Mexican Peso relative to the U.S. dollar. Foreign currency-based transactions produced a loss for the first quarter of 2021 of $0.1 million, primarily due to the Argentinian Peso relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the first quarter of 2022 and 2021 was $7.4 million and $4.4 million, respectively. The effective tax rate for the first quarter of 2022 was about 20 percent and before the impact of discrete events, was about 21 percent. The effective tax rate for the first quarter of 2021 was about 14 percent and before the impact of discrete events, was about 20 percent. The increase in the effective tax rate was primarily a result of smaller net favorable discrete events recorded in the first quarter of 2022 compared to the first quarter of 2021. The tax rate as a percentage of pre-tax earnings for the full year of 2022 is projected to be about 21 percent, compared to the full year 2021 tax rate of about 21 percent, both before discrete adjustments.

Net Income
Net income for the first quarter of 2022 was $30.1 million compared to the prior year first quarter net income of $28.2 million. Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2022 was $29.8 million, or $0.63 per diluted share, compared to the prior year first quarter net income attributable to Franklin Electric Co., Inc. of $27.9 million or $0.59 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at March 31, 2022 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of March 31, 2022 the Company had a $250.0 million revolving credit facility. The facility is scheduled to mature on May 13, 2026. As of March 31, 2022, the Company had $54.2 million borrowing capacity under the Credit Agreement as $4.0 million in letters of commercial and standby letters of credit were outstanding and undrawn and $191.8 million in revolver borrowings were drawn and outstanding, which were primarily used for funding working capital requirements.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity of  $125.0 million as of March 31, 2022. The Company also has other long-term debt borrowings outstanding as of March 31, 2022. See Note 10 - Debt for additional specifics regarding these obligations and future maturities.
At March 31, 2022, the Company had $34.4 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.

Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first three months of 2022 and 2021.

(in millions)	2022	2021
Net cash flows from operating activities	$(61.3)	$5.4
Net cash flows from investing activities	(8.9)	(6.7)
Net cash flows from financing activities	68.7	(8.4)
Impact of exchange rates on cash and cash equivalents	(0.5)	(2.8)
Change in cash and cash equivalents	$(2.0)	$(12.5)

Cash Flows from Operating Activities
2022 vs. 2021
Net cash used by operating activities was $61.3 million for the three months ended March 31, 2022 compared to $5.4 million provided by operating activities for the three months ended March 31, 2021. The increase in cash used by operating activities was primarily due to increased working capital requirements in support of supply chain resiliency and meeting the strong demand from our customers.

Cash Flows from Investing Activities
2022 vs. 2021
Net cash used in investing activities was $8.9 million for the three months ended March 31, 2022 compared to $6.7 million used in investing activities for the three months ended March 31, 2021. The increase in cash used in investing activities was attributable to increases in additions of property, plant and equipment.

Cash Flows from Financing Activities
2022 vs. 2021
Net cash provided by financing activities was $68.7 million for the three months ended March 31, 2022 compared to $8.4 million used in financing activities for the three months ended March 31, 2021. The increase in cash provided by financing activities was attributable to increased debt proceeds slightly offset by increased common stock repurchases.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, epidemics and pandemics, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in Exhibit 99.1 thereto. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the first quarter ended March 31, 2022. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the Company's risk factors as set forth in the annual report on Form 10-K for the fiscal year ended December 31, 2021. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 187,078 shares for approximately $15.6 million under the plan during the first quarter of 2022. The maximum number of shares that may still be purchased under this plan as of March 31, 2022 is 554,236.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
January 1 - January 31	—	—	—	741,314
February 1 - February 28	100,000	83.45	100,000	641,314
March 1 - March 31	87,078	83.31	87,078	554,236
Total	187,078	83.38	187,078	554,236

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2020)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the first quarter ended March 31, 2022 and 2021 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the first quarter ended March 31, 2022 and 2021, (iii) Condensed Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: May 3, 2022	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2022	By	/s/ Jeffery L. Taylor
Jeffery L. Taylor, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)