Form 10-Q
period 2022-06-30
FRANKLIN ELECTRIC CO INC
filed 2022-08-02
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	July 29, 2022
$0.10	46,291,718 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net sales	$551,138	$437,280	$1,002,608	$770,326
Cost of sales	361,850	285,041	667,986	502,541
Gross profit	189,288	152,239	334,622	267,785
Selling, general, and administrative expenses	108,313	100,485	212,986	182,088
Restructuring (income)/expense	(7)	153	713	305
Operating income	80,982	51,601	120,923	85,392
Interest expense	(2,932)	(1,366)	(4,426)	(2,456)
Other income/(expense), net	(1,159)	(430)	(1,537)	(530)
Foreign exchange income/(expense)	(329)	(1,189)	(914)	(1,246)
Income before income taxes	76,562	48,616	114,046	81,160
Income tax expense	16,799	9,253	24,164	13,634
Net income	$59,763	$39,363	$89,882	$67,526
Less: Net (income)/loss attributable to noncontrolling interests	(399)	(222)	(753)	(505)
Net income attributable to Franklin Electric Co., Inc.	$59,364	$39,141	$89,129	$67,021
Earnings per share:
Basic	$1.27	$0.84	$1.91	$1.44
Diluted	$1.26	$0.83	$1.89	$1.42

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net income	$59,763	$39,363	$89,882	$67,526
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(19,505)	8,135	(10,913)	(3,379)
Employee benefit plan activity	1,184	1,117	2,376	2,233
Other comprehensive income/(loss)	(18,321)	9,252	(8,537)	(1,146)
Income tax expense related to items of other comprehensive income/(loss)	(260)	(232)	(520)	(464)
Other comprehensive income/(loss), net of tax	(18,581)	9,020	(9,057)	(1,610)
Comprehensive income	41,182	48,383	80,825	65,916
Less: Comprehensive income/(loss) attributable to noncontrolling interests	312	243	628	461
Comprehensive income attributable to Franklin Electric Co., Inc.	$40,870	$48,140	$80,197	$65,455

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$33,225	$40,536
Receivables, less allowances of $4,218 and $3,975, respectively	278,924	196,173
Inventories:
Raw material	208,451	166,918
Work-in-process	31,255	24,725
Finished goods	327,437	258,332
Total inventories	567,143	449,975
Other current assets	33,891	37,963
Total current assets	913,183	724,647

Property, plant, and equipment, at cost:
Land and buildings	155,539	154,544
Machinery and equipment	291,137	296,078
Furniture and fixtures	46,748	44,324
Other	47,790	40,231
Property, plant, and equipment, gross	541,214	535,177
Less: Allowance for depreciation	(330,575)	(324,523)
Property, plant, and equipment, net	210,639	210,654
Right-of-use asset, net	47,683	48,379
Deferred income taxes	7,373	7,675
Intangible assets, net	239,939	249,691
Goodwill	327,100	329,630
Other assets	5,623	4,489
Total assets	$1,751,540	$1,575,165

	June 30, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$195,614	$164,758
Accrued expenses and other current liabilities	102,804	115,408
Current lease liability	15,313	15,320
Income taxes	2,742	2,547
Current maturities of long-term debt and short-term borrowings	223,054	97,981
Total current liabilities	539,527	396,014
Long-term debt	89,846	90,535
Long-term lease liability	32,240	32,937
Income taxes payable non-current	8,707	11,610
Deferred income taxes	30,139	28,162
Employee benefit plans	38,817	40,696
Other long-term liabilities	23,407	26,568

Commitments and contingencies (see Note 15)	—	—

Redeemable noncontrolling interest	284	(19)

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,277 and 46,483, respectively)	4,628	4,648
Additional capital	318,837	310,617
Retained earnings	900,135	859,817
Accumulated other comprehensive loss	(237,513)	(228,581)
Total shareholders' equity	986,087	946,501
Noncontrolling interest	2,486	2,161
Total equity	988,573	948,662
Total liabilities and equity	$1,751,540	$1,575,165

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021

Cash flows from operating activities:
Net income	$89,882	$67,526
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	24,521	20,535
Non-cash lease expense	8,526	6,471
Share-based compensation	6,322	6,573
Deferred income taxes	2,004	376
(Gain)/Loss on disposals of plant and equipment	721	131
Foreign exchange (income)/expense	914	1,246
Changes in assets and liabilities, net of acquisitions:
Receivables	(93,063)	(62,860)
Inventory	(123,817)	(41,848)
Accounts payable and accrued expenses	29,969	50,262
Operating leases	(8,526)	(6,471)
Income taxes	(1,891)	(4,362)
Income taxes-U.S. Tax Cuts and Jobs Act	(355)	(355)
Employee benefit plans	826	(160)
Other, net	1,426	(1,534)
Net cash flows from operating activities	(62,541)	35,530
Cash flows from investing activities:
Additions to property, plant, and equipment	(20,084)	(12,777)
Proceeds from sale of property, plant, and equipment	6	8
Cash paid for acquisitions, net of cash acquired	(1,365)	(180,917)
Other, net	(8)	27
Net cash flows from investing activities	(21,451)	(193,659)
Cash flows from financing activities:
Proceeds from issuance of debt	341,810	150,343
Repayment of debt	(215,538)	(21,079)
Proceeds from issuance of common stock	1,916	8,989
Purchases of common stock	(30,644)	(11,231)
Dividends paid	(18,205)	(16,320)
Net cash flows from financing activities	79,339	110,702
Effect of exchange rate changes on cash	(2,658)	(1,763)
Net change in cash and equivalents	(7,311)	(49,190)
Cash and equivalents at beginning of period	40,536	130,787
Cash and equivalents at end of period	$33,225	$81,597

	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021

Cash paid for income taxes, net of refunds	$24,739	$17,496
Cash paid for interest	$4,235	$2,505

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$571	$492
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$8,359	$5,515
Payable to sellers of acquired entities	$—	$600

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2022, and for the second quarters and six months ended June 30, 2022 and June 30, 2021 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the second quarter and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

In the second quarter of 2022, the Company concluded that Turkey represents a highly inflationary economy as its projected three-year cumulative inflation rate exceeds 100%. As a result, the Company started remeasuring the financial statements for the Company’s Turkish operations in accordance with the highly inflationary accounting rules in ASC 830, Foreign Currency Matters, as of April 1, 2022. As a result, all gains and losses resulting from the remeasurement of the financial results of operations and other transactional foreign exchange gains and losses would be reflected in earnings rather than as a component of the Company’s comprehensive income within stockholders’ equity. As of June 30, 2022, this impact was not significant to the Company’s results.

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

Accounting Standards Issued But Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires entities to recognize and measure contracts on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. This will improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022 with early adoption permitted. ASU 2021-08 should be applied on a prospective basis to business combinations that occur after the effective date. The Company plans to adopt this ASU on January 1, 2023 and does not anticipate the adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

3. ACQUISITIONS
During the fourth quarter ended December 31, 2021, the Company acquired 100 percent of the ownership interests of B&R Industries, Inc. ("B&R"), a water treatment equipment provider located in Mesa, Arizona, for a cash purchase price of $16.3 million after purchase price adjustments based on the level of working capital acquired. B&R will be included as part of the Water Systems segment of the Company. The Company also acquired, in a separate transaction, 100 percent of the ownership interests of Blake Group Holdings, Inc. ("Blake"), a professional groundwater distributor operating in the northeast United States for a cash purchase price of $28.5 million after purchase price adjustments based on the level of working capital acquired. Blake will be included as part of the Distribution segment of the Company. The fair value of the assets acquired and liabilities assumed for both acquisitions is preliminary as of June 30, 2022.

During the third quarter ended September 30, 2021, the Company acquired 100 percent of the ownership interests of Minetuff Dewatering Pumps Australia Pty Ltd for a cash purchase price of $13.7 million after purchase price adjustments based on the level of working capital acquired. Minetuff manufactures and sells submersible pumps, spare parts, and accessories to the mining industry and will expand the Company’s existing product offerings and channel access in the Water Systems segment. The fair value of the assets acquired and liabilities assumed for the acquisition is preliminary as of June 30, 2022.

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

The final combined, all-cash purchase price for all acquisitions in the second quarter was $185.5 million after purchase price adjustments based on the level of working capital acquired. The fair value of the assets acquired and liabilities assumed were considered final as of June 30, 2022.

The identifiable intangible assets recognized in the separate transactions in 2021 were $131.5 million and consist primarily of customer relationships and trade names from New Aqua of $93.2 million, which will be amortized using the straight-line method over 12 - 20 years.

The goodwill of $66.2 million resulting from the acquisitions in 2021 consists primarily of expanded geographical presence and product channel expansion. Goodwill deductible for tax purposes is $62.3 million from the acquisitions in 2021. Goodwill was recorded in the Water Systems and Fueling Systems segments.

The preliminary purchase price assigned to the major identifiable assets and liabilities for all acquisitions in 2021 on an aggregated basis is as follows:

(In millions)
Assets:
Inventory	$34.4
Intangible assets	131.5
Goodwill	66.2
Other assets	39.1
Total assets	271.2
Liabilities	26.8
Less: Bargain purchase gain	0.4
Total consideration paid	$244.0

The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2021, as the results of operations for all acquisitions is immaterial.

Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations. There were $0.0 million and $0.2 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the second quarter and six months ended June 30, 2022, respectively. There were $0.8 million and $0.9 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the second quarter and six months ended June 30, 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$6.2	$6.2	$—	$—
Forward currency contracts assets	0.1	—	0.1	—
Total assets	$6.3	$6.2	$0.1	$—

Liabilities:
Share swap transaction	$0.6	$0.6	$—	$—
Total liabilities	$0.6	$0.6	$—	$—

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5.3	$5.3	$—	$—
Share swap transaction	0.6	0.6	—	—
Total assets	$5.9	$5.9	$—	$—

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

Total debt, including current maturities, have carrying amounts of $312.9 million and $188.5 million and estimated fair values of $311.9 million and $196.1 million as of June 30, 2022 and December 31, 2021, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of June 30, 2022, the swap had a notional value based on 225,000 shares. For the second quarter and six months ended June 30, 2022, the swap resulted in a loss of $2.1 million and a loss of $4.6 million, respectively. For the second quarters and six months ended June 30, 2021, the swap resulted in a gain of $0.6 million and a gain of $3.3 million, respectively. Gains and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. For the second quarter and six months ended June 30, 2022, the forward currency contracts resulted in a gain of $0.5 million and a gain of $0.3 million, respectively. This is recorded in the Company's condensed consolidated statements of income within the "Foreign exchange income/(expense)" line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	June 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	253.0	(95.0)	255.1	(88.8)
Patents	$7.3	$(7.3)	$7.3	$(7.3)
Technology	7.5	(7.4)	7.5	(7.3)
Trade names	41.9	(2.6)	$42.1	(1.5)
Other	2.7	(2.6)	2.8	(2.7)
Total	$312.4	$(114.9)	$314.8	$(107.6)
Unamortizing intangibles:
Trade names	42.4	—	42.5	—
Total intangibles	$354.8	$(114.9)	$357.3	$(107.6)

Amortization expense related to intangible assets for the second quarters ended June 30, 2022 and June 30, 2021 was $4.4 million and $3.5 million, respectively, and for the six months ended June 30, 2022 and June 30, 2021, $8.7 million and $6.0 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2022	2023	2024	2025	2026
	$16.9	$16.8	$16.7	$15.8	$14.9

The change in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2022, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2021	$213.9	$70.7	$45.0	$329.6
Acquisitions	—	—	—	—
Adjustments to prior year acquisitions	0.9	—	(0.6)	0.3
Foreign currency translation	(2.5)	(0.3)	—	(2.8)
Balance as of June 30, 2022	$212.3	$70.4	$44.4	$327.1

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of June 30, 2022, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2021 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees. Both domestic plans were frozen as of December 31, 2011. The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the second quarters and six months ended June 30, 2022 and June 30, 2021:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.8	0.7	1.6	1.4
Expected return on assets	(1.5)	(1.4)	(3.0)	(2.8)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	1.2	1.1	2.4	2.1
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.7	$0.6	$1.4	$1.1

In the six months ended June 30, 2022, the Company made contributions of $0.1 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2022 will be finalized by September 15, 2022, based upon the funding level requirements identified and year-end valuation performed at December 31, 2021.

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the second quarters and six months ended June 30, 2022 and June 30, 2021:

(In millions)	Other Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Service cost	$—	$—	$—	$—
Interest cost	—	0.1	0.1	0.1
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	—		—	0.1
Settlement cost	—	—	—	—
Net periodic benefit cost	$—	$0.1	$0.1	$0.2

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	June 30, 2022	December 31, 2021
Salaries, wages, and commissions	46.6	62.3
Product warranty costs	11.0	10.5
Insurance	2.1	2.3
Employee benefits	8.5	11.9
Other	34.6	28.4
Total	102.8	115.4

9. INCOME TAXES
The Company’s effective tax rate from continuing operations for the six month period ended June 30, 2022 was 21.2 percent as compared to 16.8 percent for the six month period ended June 30, 2021. The effective tax rate is higher than the U.S. statutory rate of 21 percent primarily due to state taxes offset by the recognition of the U.S. foreign-derived intangible income (FDII) provisions. For the second quarter of 2022, the effective tax rate was 21.9 percent compared to19.0 percent for the second quarter of 2021.

The increase in the effective tax rate for the second quarter of 2022 as well as the six month period ended June 30, 2022 was primarily a result of less favorable discrete events recorded in the six month period ended June 30, 2022, as compared to the six month period ended June 30, 2021, primarily related to excess tax benefits from share based compensation.

10. DEBT
Debt consisted of the following:

(In millions)	June 30, 2022	December 31, 2021
New York Life Agreement	75.0	75.0
Credit Agreement	217.7	96.6
Tax increment financing debt	15.9	16.5
Foreign subsidiary debt	4.5	0.5
Other	—	0.1
Less: unamortized debt issuance costs	(0.2)	(0.2)
	$312.9	$188.5
Less: current maturities	(223.1)	(98.0)
Long-term debt	$89.8	90.5

Debt outstanding, excluding unamortized debt issuance costs, at June 30, 2022 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$313.1	$223.1	$1.3	$1.4	$76.4	$1.5	$9.4

Prudential Agreement
The Company maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates, which was renewed on July 30, 2021 and expires on July 30, 2024. The Prudential Agreement has an initial borrowing capacity of $150.0 million. As of June 30, 2022, the Company had no notes issued and  $150.0 million borrowing capacity available under the Prudential Agreement.

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

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC and its affiliates (the "New York Life Agreement"), which was renewed on July 30, 2021 and expires on July 30, 2024. The New York Life Agreement has a maximum aggregate borrowing capacity of $200.0 million. On September 26, 2018, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of June 30, 2022, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

Credit Agreement
The Company maintains the Fourth Amended and Restated Credit Agreement (the "Credit Agreement”). The Credit Agreement was renewed on May 13, 2021, has a maturity date of May 13, 2026. On May 11, 2022, the Company entered into Amendment No. 1 that increased the commitment amount from $250.0 million to $350.0 million. The Credit Agreement provides that the Borrowers may request an increase in the aggregate commitments by up to $125.0 million subject to agreement of the lenders (not to exceed a total commitment of $475.0 million). Under the Credit Agreement, the Borrowers are required to pay certain fees, including a facility fee of 0.100 percent to 0.275 percent (depending on the Company's leverage ratio) of the aggregate commitment, which fee is payable quarterly in arrears. USD loans may be made either at (i) a Secured Overnight Financing Rate (SOFR) Term Benchmark, with a zero percent floor, plus an applicable margin of 0.950 percent to 1.975 percent (depending on the Company's leverage ratio) or (ii) an alternative base rate as defined in the Credit Agreement. EUR loans may be made in Euro Interbank Offer Rate (EURIBOR) Term Benchmark, with a zero percent floor, plus an applicable margin of 0.850 percent to 1.875 percent (depending on the Company’s leverage ratio) or (ii) an alternative base rate as defined in the Credit Agreement.

As of June 30, 2022, the Company had $217.7 million outstanding borrowings, $4.0 million in letters of credit outstanding, and $128.3 million of available capacity under the Credit Agreement.

The Company also has lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $19.3 million. As of June 30, 2022, there were $4.0 million outstanding borrowings and $15.3 million of available capacity under these lines of credit.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of June 30, 2022.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$59.4	$39.1	$89.1	$67.0
Less: Earnings allocated to participating securities	0.2	0.2	0.4	0.4
Net income available to common shareholders	$59.2	$38.9	$88.7	$66.6
Denominator:
Basic weighted average common shares outstanding	46.3	46.5	46.4	46.4
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.6	0.6	0.7	0.6
Diluted weighted average common shares outstanding	46.9	47.1	47.1	47.0
Basic earnings per share	$1.27	$0.84	$1.91	$1.44
Diluted earnings per share	$1.26	$0.83	$1.89	$1.42

There were 0.1 million and 0.0 million stock options outstanding for the second quarters ended June 30, 2022 and June 30, 2021, and 0.1 million and 0.1 million stock options outstanding for the six months ended June 30, 2022 and June 30, 2021, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

12. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the second quarters ended June 30, 2022 and June 30, 2021:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2022	$4,635	$314,935	$861,156	$(48,144)	$(170,875)	$2,352	$964,059	$106
Net income			59,364			229	59,593	170
Dividends on common stock ($0.195/share)			(9,076)				(9,076)
Common stock issued	3	1,570					1,573
Common stock repurchased	(15)		(11,309)				(11,324)
Share-based compensation	5	2,332					2,337
Currency translation adjustment					(19,418)	(95)	(19,513)	8
Pension liability, net of tax				924			924
Balance as of June 30, 2022	$4,628	$318,837	$900,135	$(47,220)	$(190,293)	$2,486	$988,573	$284

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2021	$4,641	$292,668	$779,456	$(51,782)	$(163,554)	$2,257	$863,686	$(168)
Net Income			39,141			270	39,411	(48)
Dividends on common stock ($0.175/share)			(8,177)				(8,177)
Common stock issued	12	3,894					3,906
Common stock repurchased	(9)		(6,373)				(6,382)
Share-based compensation	1	2,382					2,383
Currency translation adjustment					8,114	14	8,128	7
Pension liability, net of taxes				885			885
Balance as of June 30, 2021	$4,645	$298,944	$804,047	$(50,897)	$(155,440)	$2,541	$903,840	$(209)

The schedule below set forth equity changes in the six months ended June 30, 2022 and June 30, 2021:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2021	$4,648	$310,617	$859,817	$(49,076)	$(179,505)	$2,161	$948,662	$(19)
Net Income			89,129			464	89,593	289
Dividends on common stock ($0.390/share)			(18,205)				(18,205)
Common stock issued	4	1,912					1,916
Common stock repurchased	(38)		(30,606)				(30,644)
Share-based compensation	14	6,308					6,322
Currency translation adjustment					(10,788)	(139)	(10,927)	14
Pension liability, net of taxes				1,856			1,856
Balance as of June 30, 2022	$4,628	$318,837	$900,135	$(47,220)	$(190,293)	$2,486	$988,573	$284

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2020	$4,622	$283,420	$764,562	$(52,666)	$(152,105)	$2,116	$849,949	$(245)
Net Income			67,021			477	67,498	28
Dividends on common stock ($0.350/share)			(16,320)				(16,320)
Common stock issued	26	8,963					8,989
Common stock repurchased	(15)		(11,216)				(11,231)
Share-based compensation	12	6,561					6,573
Currency translation adjustment					(3,335)	(52)	(3,387)	8
Pension liability, net of taxes				1,769			1,769
Balance as of June 30, 2021	$4,645	$298,944	$804,047	$(50,897)	$(155,440)	$2,541	$903,840	$(209)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2022 and June 30, 2021, are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
For the six months ended June 30, 2022:
Balance as of December 31, 2021	$(179.6)	$(49.0)	$(228.6)

Other comprehensive income/(loss) before reclassifications	(10.7)	—	(10.7)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.8	1.8
Net other comprehensive income/(loss)	(10.7)	1.8	(8.9)

Balance as of June 30, 2022	$(190.3)	$(47.2)	$(237.5)

For the six months ended June 30, 2021:
Balance as of December 31, 2020	$(152.2)	$(52.6)	$(204.8)

Other comprehensive income/(loss) before reclassifications	(3.3)	—	(3.3)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.8	1.8
Net other comprehensive income/(loss)	(3.3)	1.8	(1.5)

Balance as of June 30, 2021	$(155.5)	$(50.8)	$(206.3)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.5 million and $0.5 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

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

Financial information by reportable business segment is included in the following summary:

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	Net sales
Water Systems
External sales
United States & Canada	$158.4	$114.1	$293.1	$198.3
Latin America	41.7	34.7	79.6	66.4
Europe, Middle East & Africa	49.7	51.4	100.7	95.8
Asia Pacific	24.2	20.1	44.7	40.3
Intersegment sales
United States & Canada	36.5	26.9	65.0	44.0
Total sales	310.5	247.2	583.1	444.8
Distribution
External sales
United States & Canada	191.1	144.8	326.0	240.5
Intersegment sales	—	—	—	—
Total sales	191.1	144.8	326.0	240.5
Fueling Systems
External sales
United States & Canada	64.2	50.6	116.0	88.1
All other	21.8	21.6	42.5	40.9
Intersegment sales	—	—	—	—
Total sales	86.0	72.2	158.5	129.0

Intersegment Eliminations/Other	(36.5)	(26.9)	(65.0)	(44.0)
Consolidated	$551.1	$437.3	$1,002.6	$770.3

	Second Quarter Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	Operating income/(loss)
Water Systems	$49.0	$34.6	$82.2	$65.9
Distribution	23.3	16.0	32.7	18.0
Fueling Systems	26.1	18.5	43.8	33.4
Intersegment Eliminations/Other	(17.4)	(17.5)	(37.8)	(31.9)
Consolidated	$81.0	$51.6	$120.9	$85.4

	June 30, 2022	December 31, 2021
	Total assets
Water Systems	$1,019.3	$894.4
Distribution	407.2	363.0
Fueling Systems	278.8	273.6
Other	46.2	44.2
Consolidated	$1,751.5	$1,575.2

Other Assets are generally Corporate assets that are not allocated to the segments and are comprised primarily of cash and property, plant and equipment.

15. COMMITMENTS AND CONTINGENCIES
In 2011, the Company became aware of a review of alleged issues with certain underground piping connections installed in filling stations in France owned by the French Subsidiary of Exxon Mobile, Esso S.A.F. A French court ordered that a designated, subject-matter expert review 103 filling stations to determine what, if any, damages are present and the cause of those damages. The Company has participated in this investigation since 2011, along with several other third parties including equipment installers, engineering design firms who designed and provided specifications for the stations, and contract manufacturers of some of the installed equipment. In May 2022 the subject-matter expert issued its final report, which indicates that total damages incurred by Esso amounted to approximately 9.5 million Euro. It is the Company’s continuing position that its products were not the cause of any alleged damage. The Company's response to the expert's final report is due in January 2023, at which time the French court will determine whether the merits of the claim warrant additional proceedings. The Company cannot predict the ultimate outcome of this matter. Any exposure related to this matter is neither probable nor estimable at this time. If payments result from a resolution of this matter, depending on the amount, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

The Company is defending other various claims and legal actions which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

At June 30, 2022, the Company had $13.9 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the six months ended June 30, 2022, are as follows:

(In millions)
Balance as of December 31, 2021	$10.5
Accruals related to product warranties	4.8
Additions related to acquisitions	—
Reductions for payments made	(4.3)
Balance as of June 30, 2022	$11.0

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
The components of the Company’s operating lease portfolio as of the second quarter and six months ended June 30, 2022 are as follows:

	Second Quarter Ended		Six Months Ended
Lease Cost (in millions):	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$4.3	$2.7	$8.5	$5.7
Short-term lease cost	—	0.1	0.1	0.4

Other Information:
Weighted-average remaining lease term			4.2 years	4.1 years
Weighted-average discount rate			3.8%	4.0%

As of June 30, 2022, the Company has approximately $2.9 million of additional ROU assets related to leases that have not yet commenced, but create future lease obligations.

The minimum rental payments for non-cancellable operating leases as of June 30, 2022, are as follows:

(In millions)	2022	2023	2024	2025	2026	Thereafter
Future Minimum Rental Payments	$8.6	$14.6	$9.6	$6.4	$5.1	$7.5

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the six months ended June 30, 2022 and June 30, 2021 are as follows:

	June 30, 2022	June 30, 2021
Risk-free interest rate	1.87%	0.66%
Dividend yield	0.93%	0.96%
Volatility factor	33.88%	34.98%
Expected term	5.5 years	5.5 years

A summary of the Company’s outstanding stock option activity and related information for the six months ended June 30, 2022 is as follows:

(Shares in thousands)	June 30, 2022
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,043	$49.21
Granted	110	83.90
Exercised	(39)	48.84
Forfeited	(19)	73.52
Expired	(3)	$73.14
Outstanding at end of period	1,092	$52.23
Expected to vest after applying forfeiture rate	1,090	$52.18
Vested and exercisable at end of period	858	$46.04

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of June 30, 2022 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.68 years	$24,068
Expected to vest after applying forfeiture rate	5.68 years	$24,066
Vested and exercisable at end of period	4.81 years	$23,363

The total intrinsic value of options exercised during the six months ended June 30, 2022 and June 30, 2021 was $1.1 million and $11.2 million, respectively.

As of June 30, 2022, there was $1.3 million of total unrecognized compensation cost related to non-vested stock options granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.88 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the six months ended June 30, 2022 is as follows:

(Shares in thousands)	June 30, 2022
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	348	$58.20
Awarded	121	81.16
Vested	(180)	50.53
Forfeited	(24)	69.69
Non-vested at end of period	265	$72.83

As of June 30, 2022, there was $12.5 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.63 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2022 vs. Second Quarter 2021

OVERVIEW
Sales in the second quarter of 2022 increased from the second quarter of last year. Sales in the quarter increased by $113.8 million, or about 26 percent, due to higher sales across all three segments, achieved by price realization, acquisitions, and volume. The Company's consolidated gross profit was $189.3 million for the second quarter of 2022, an increase from the prior year’s second quarter. The gross profit as a percent of net sales was 34.3 percent in the second quarter of 2022 versus 34.8 percent during the second quarter of 2021. Diluted earnings per share in the second quarter of 2022 were up from the same period last year.

RESULTS OF OPERATIONS

Net Sales
Net sales in the second quarter of 2022 were $551.1 million, an increase of $113.8 million or about 26 percent compared to 2021 second quarter sales of $437.3 million. Acquisition related sales were $34.4 million. Sales decreased by $19.4 million or about 4 percent in the second quarter of 2022 due to foreign currency translation. The Company’s organic sales growth, led by price realization, increased about 23 percent compared to the second quarter of 2021.

	Net Sales
(In millions)	Q2 2022	Q2 2021	2022 v 2021
Water Systems	$310.5	$247.2	$63.3
Fueling Systems	86.0	72.2	13.8
Distribution	191.1	144.8	46.3
Eliminations/Other	(36.5)	(26.9)	(9.6)
Consolidated	$551.1	$437.3	$113.8

Net Sales-Water Systems
Water Systems sales were $310.5 million in the second quarter of 2022, an increase of $63.3 million or about 26 percent versus the second quarter of 2021 sales of $247.2 million. Acquisition related sales were $14.8 million. Water Systems sales decreased by $17.9 million or about 7 percent in the quarter due to foreign currency translation. Excluding acquisitions and foreign currency translation, Water Systems sales were up $66.4 million or about 27 percent compared to the second quarter of 2021. This revenue growth was primarily from price and volume, which was up due to strong end market demand.

Water Systems sales in the U.S. and Canada were up about 38 percent compared to the second quarter of 2021. The impact of foreign currency translation decreased sales by about 1 percent. In the second quarter of 2022, sales from businesses acquired since the second quarter of 2021 were $12.9 million. Organic Water Systems sales in the U.S. and Canada were 30 percent in the second quarter. Sales of groundwater pumping equipment increased by about 38 percent and sales of all surface pumping equipment increased by about 22 percent versus the first quarter 2021, due to strong end market demand and pricing.

Water Systems sales in markets outside the U.S. and Canada increased by 9 percent overall. The impact of foreign currency translation decreased sales by about 16 percent. In the second quarter of 2022, sales from businesses acquired since the second quarter of 2021 were $1.9 million. Organic Water Systems sales in markets outside the U.S. and Canada, increased by 23 percent, primarily driven by higher sales in Europe, the Middle East and African (EMEA) markets. The Company also had higher sales in the Latin American and the Asia Pacific markets.

Net Sales-Fueling Systems
Fueling Systems sales were $86.0 million in the second quarter of 2022, an increase of $13.8 million or about 19 percent versus the second quarter of 2021 sales of $72.2 million. Fueling Systems sales decreased by $1.5 million or about 2 percent in the quarter due to foreign currency translation. Fueling Systems organic sales increased by $15.3 million or about 21 percent compared to the second quarter of 2021, this revenue growth was from price and volume.

Fueling Systems sales in the U.S. and Canada increased by about 20 percent compared to the second quarter of 2021. The increase was due, in part, to robust demand for infrastructure buildout in the U.S. Outside the U.S. and Canada, Fueling

Systems revenues decreased by about 6 percent, as sales increases of 3 percent in the rest of the world outside of China were not enough to offset lower sales in China.

Net Sales - Distribution
Distribution sales were $191.1 million in the second quarter of 2022, versus the second quarter of 2021 sales of $144.8 million. In the second quarter of 2022, sales from businesses acquired since the second quarter of 2021 were $19.6 million. The Distribution segment organic sales increased 18 percent compared to the second quarter of 2021. Revenue growth was primarily from price and was driven by broad-based demand in all regions and product categories.

Cost of Sales
Cost of sales as a percent of net sales for the second quarter of 2022 was 65.7 percent and 65.2 percent for the second quarter of 2021. Correspondingly, the gross profit margin was 34.3 percent and 34.8 percent for the second quarters of 2022 and 2021, respectively. The Company's consolidated gross profit was $189.3 million for the second quarter of 2022, up $37.1 million from the gross profit of $152.2 million in the second quarter of 2021. The gross profit increase was due to higher sales. In the second quarter, the gross profit margin percentage was down 50 basis points, as realized pricing actions offset inflationary cost increases; however, supply constraints caused some unfavorable manufacturing absorption variances.

Selling, General, and Administrative ("SG&A")
Selling, general, and administrative (SG&A) expenses were $108.3 million in the second quarter of 2022 compared to $100.5 million in the second quarter of 2021. SG&A expenses from acquired businesses were $7.6 million and excluding the acquired entities, SG&A expenses were higher by $0.2 million versus the prior year.

Restructuring Expenses
There were no restructuring expenses for the second quarter of 2022. Restructuring expenses for the second quarter of 2021 were $0.2 million and related to continued miscellaneous manufacturing and distribution realignment activities in the Water Systems segment.

Operating Income
Operating income was $81.0 million in the second quarter of 2022, up $29.4 million or about 57 percent from $51.6 million in the second quarter of 2021.

	Operating income (loss)
(In millions)	Q2 2022	Q2 2021	2022 v 2021
Water Systems	$49.0	$34.6	$14.4
Fueling Systems	26.1	18.5	7.6
Distribution	23.3	16.0	7.3
Eliminations/Other	(17.4)	(17.5)	0.1
Consolidated	$81.0	$51.6	$29.4

Operating Income-Water Systems
Water Systems operating income was $49.0 million in the second quarter of 2022, up $14.4 million or about 42 percent versus the second quarter of 2021 and operating income margin was 15.8 percent, an increase of 180 basis points, compared to the 14.0 percent in the second quarter of 2021. The increase in operating income was primarily due to higher sales. Operating income margin improved due to leverage on fixed cost from higher sales, price realization and cost management.

Operating Income-Fueling Systems
Fueling Systems operating income was $26.1 million in the second quarter of 2022, up $7.6 million or about 41 percent compared to $18.5 million in the second quarter of 2021, and the second quarter operating income margin was 30.3 percent, an increase of 470 basis points from the 25.6 percent of net sales in the second quarter of 2021. The increase in operating income was primarily due to higher sales. Operating income margin improved due to leverage on fixed cost from higher sales, price realization and cost management.

Operating Income-Distribution
Distribution operating income was $23.3 million in the second quarter of 2022, and the second quarter operating income margin was 12.2 percent. Distribution operating income was $16.0 million in the second quarter of 2021, and the second quarter operating income margin was 11.0 percent. The increase in operating income was primarily due to higher sales. The increase in operating income margin was related to higher revenues, primarily price realization.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of unallocated general and administrative expenses and inter-segment sales and profit eliminations. The inter-segment profit elimination impact in the second quarter of 2022 versus the second quarter of 2021 was unfavorable by $1.8 million. General and administrative expenses were lower by $1.9 million primarily due to lower variable compensation.

Interest Expense
Interest expense for the second quarter of 2022 was $2.9 million, up due to higher debt and $0.7 million from interest penalties on an indirect tax settlement in a foreign jurisdiction. Interest expense for the second quarter of 2021 was $1.4 million.

Other Income or Expense
Other income or expense was a loss of $1.2 million in the second quarter of 2022 and included an unfavorable indirect tax settlement in a foreign jurisdiction of about $1.0 million and a loss of $0.4 million in the second quarter of 2021.

Foreign Exchange
Foreign currency-based transactions produced a loss for the second quarter of 2022 of $0.3 million, primarily due to the Turkish lira relative to the U.S. dollar. Foreign currency-based transactions produced a loss for the second quarter of 2021 of $1.2 million, primarily due to the Argentinian peso relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the second quarter of 2022 and 2021 was $16.8 million and $9.3 million, respectively. The effective tax rate for the second quarter of 2022 was about 22 percent and, before the impact of discrete events, was about 21 percent. The effective tax rate for the second quarter of 2021 was about 19 percent and, before the impact of discrete events, was about 20 percent. The increase in the effective tax rate was primarily a result of net unfavorable discrete events recorded in the second quarter of 2022, as opposed to net favorable discrete events, recorded in the second quarter of 2021, primarily related to excess tax benefits from share-based compensation. The tax rate as a percentage of pre-tax earnings for the full year 2022 is projected to be about 21 percent, compared to the full year 2021 tax rate of about 21 percent, both before discrete adjustments.

Net Income
Net income for the second quarter of 2022 was $59.8 million compared to the prior year second quarter net income of $39.4 million. Net income attributable to Franklin Electric Co., Inc. for the second quarter of 2022 was $59.4 million, or $1.26 per diluted share, compared to the prior year second quarter net income attributable to Franklin Electric Co., Inc. of $39.1 million or $0.83 per diluted share.

First Half of 2022 vs. First Half of 2021

OVERVIEW
Sales in the first half of 2022 were up from the same period last year. Sales in the first half increased by $232.3 million, or about 30 percent, due to higher sales across all three segments, achieved by price realization, acquisitions, and volume. The Company's consolidated gross profit was $334.6 million for the first half of 2022, an increase of $66.8 million or about 25 percent from the first half of 2021. Diluted earnings per share in the first half of 2022 were up from the same period last year.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first half of 2022 were $1,002.6 million, an increase of $232.3 million or about 30 percent compared to 2021 first half sales of $770.3 million. Acquisition related sales were $82.6 million. Sales decreased by $32.5 million or about 4 percent in the first half of 2022 due to foreign currency translation. The Company’s organic sales growth, led by price realization, was about 24 percent.

	Net Sales
(In millions)	YTD June 30, 2022	YTD June 30, 2021	2022 v 2021
Water Systems	$583.1	$444.8	$138.3
Fueling Systems	158.5	129.0	29.5
Distribution	326.0	240.5	85.5
Eliminations/Other	(65.0)	(44.0)	(21.0)
Consolidated	$1,002.6	$770.3	$232.3

Net Sales-Water Systems
Water Systems sales were $583.1 million in the first half of 2022, an increase of $138.3 million or about 31 percent versus the first half of 2021. The incremental impact of sales from acquired businesses was $48.7 million. Foreign currency translation changes decreased sales $30.3 million or about 7 percent compared to sales in the first half of 2021. The Water Systems sales change in the first half of 2022, excluding acquisitions and foreign currency translation, was an increase of $119.9 million or about 27 percent. This revenue growth was primarily from price and volume, which was up due to strong end market demand.

Water Systems sales in the U.S. and Canada increased by about 48 percent compared to the first half of 2021. The incremental impact of sales from acquired businesses was $45.0 million. Sales revenue decreased by $0.8 million in the first half of 2022 due to foreign currency translation. In the first half of 2022, organic Water Systems sales in the U.S. and Canada were 30 percent. Sales of groundwater pumping equipment increased by about 40 percent and sales of all surface pumping equipment increased by about 21 percent versus the first quarter 2021, due to strong end market demand and pricing.

Water Systems sales in markets outside the U.S. and Canada increased by about 11 percent compared to the first half of 2021. The incremental impact of sales from acquired businesses was $3.7 million. Sales revenue decreased by $29.5 million or about 15 percent in the first half of 2022 due to foreign currency translation. Water Systems organic sales in markets outside the U.S. and Canada change in the first half of 2022, excluding foreign currency translation and acquisitions, was an increase of about 24 percent. Water Systems sales grew in all major geographic regions; EMEA, Latin America and the Asia Pacific markets, on strong end market demand and pricing.

Net Sales-Fueling Systems
Fueling Systems sales were $158.5 million in the first half of 2022, an increase of $29.5 million or about 23 percent from the first half of 2021. Foreign currency translation changes decreased sales $2.2 million or about 2 percent compared to sales in the first half of 2021. The Fueling Systems sales change in the first half of 2022, excluding foreign currency translation, was an increase of about 25 percent. Revenue growth was from price and volume.

Fueling Systems sales in the U.S. and Canada increased by about 26 percent during the first half. The increase was due, in part, to robust demand for infrastructure buildout in the U.S. Outside the U.S. and Canada, Fueling Systems revenues decreased by about 2 percent, as sales increases of 4 percent in the rest of the world outside of China were not enough to offset lower sales in China.

Net Sales - Distribution
Distribution sales were $326.0 million in the first half of 2022, an increase of $85.5 million or about 36 percent, versus the first half of 2021 sales of $240.5 million. The incremental impact of sales from acquired businesses was $33.9 million. Distribution segment organic sales increased about 21 percent compared to the first half of 2021. Revenue growth was primarily from price and was driven by broad-based demand in all regions and product categories.

Cost of Sales
Cost of sales as a percent of net sales for the first half of 2022 and 2021 was 66.6 percent and 65.2 percent, respectively. Correspondingly, the gross profit margin was 33.4 percent and 34.8 percent, respectively. The Company's consolidated gross profit was $334.6 million for the first half of 2022, up $66.8 million from the gross profit of $267.8 million in the first half of 2021. The gross profit increase was primarily due to higher sales. The decline in gross profit margin percentage is partially attributable to supply constraints causing unfavorable manufacturing absorption variances, as selling price actions offset inflationary cost increases.

Selling, General, and Administrative ("SG&A")
Selling, general, and administrative expenses were $213.0 million in the first half of 2022, and increased by $30.9 million or 17 percent in the first half of 2022 compared to $182.1 million in the first half of last year. SG&A expenses from acquired businesses were $20.0 million and excluding the acquired entities, SG&A expenses were higher by $10.9 million or 6 percent versus the prior year. SG&A costs as a percent of Net Sales were below 2021.

Restructuring Expenses
Restructuring expenses for the first half of 2022 were $0.7 million. Restructuring expenses were $0.6 million in the Water Systems segment from continued miscellaneous manufacturing and distribution realignment activities and $0.1 in distribution related to branch consolidations and other asset rationalizations in the Headwater distribution segment. Restructuring expenses for the first half of 2021 were $0.3 million. Restructuring expenses were $0.2 million in the Water Systems segment from continued miscellaneous manufacturing and distribution realignment activities and $0.1 in distribution related to branch consolidations and other asset rationalizations in the Headwater distribution segment.

Operating Income
Operating income was $120.9 million in the first half of 2022, up $35.5 million or about 42 percent from $85.4 million in the first half of 2021.

	Operating income (loss)
(In millions)	YTD June 30, 2022	YTD June 30, 2021	2022 v 2021
Water Systems	$82.2	$65.9	$16.3
Fueling Systems	43.8	33.4	10.4
Distribution	32.7	18.0	14.7
Eliminations/Other	(37.8)	(31.9)	(5.9)
Consolidated	$120.9	$85.4	$35.5

Operating Income-Water Systems
Water Systems operating income was $82.2 million in the first half of 2022 compared to $65.9 million in the first half of 2021, an increase of about 25 percent. The first half operating income margin was 14.1 percent and decreased by 70 basis points compared to the first half of 2021. Operating income margin decreased in Water Systems primarily because supply constraints caused unfavorable absorption variances, as selling price actions offset inflationary cost increases.

Operating Income-Fueling Systems
Fueling Systems operating income was $43.8 million in the first half of 2022 compared to $33.4 million in the first half of 2021. The first half operating income margin was 27.6 percent compared to 25.9 percent of net sales in the first half of 2021, an increase of 170 basis points. The increase in operating income was primarily due to higher sales. Operating income margin increased in Fueling Systems primarily due to leverage on fixed cost from higher sales, price realization and cost management.

Operating Income-Distribution
Distribution operating income was $32.7 million in the first half of 2022 and operating income margin was 10.0 percent. Distribution operating income was $18.0 million in the first half of 2021 and operating income margin was 7.5 percent. The increase in operating income and margin is related to higher revenues, primarily price realization.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses. The inter-segment profit elimination impact in the first half of 2022 versus the first half of 2021 was $4.9 million. General and administrative expenses were higher by $1.0 million or about 3 percent to last year in the first half.

Interest Expense
Interest expense for the first half of 2022 was $4.4 million, up due to higher debt and included a $0.7 million from interest penalties on an indirect tax settlement in a foreign jurisdiction. Interest expense for the first half of 2021 was $2.5 million.

Other Income or Expense
Other income or expense was a loss of $1.5 million in the first half of 2022 and included an unfavorable indirect tax settlement in a foreign jurisdiction of about $1.0 million. Other income or expense was a loss of $0.5 million in the first half of 2021.

Foreign Exchange
Foreign currency-based transactions for the first half of 2022 was a loss $0.9 million, primarily due to the Argentinian peso relative to the U.S. dollar. Foreign currency-based transactions for the first half of 2021 was a loss $1.2 million, primarily due to the Argentinian peso relative to the U.S. dollar.

Income Taxes
The provision for income taxes in the first half of 2022 and 2021 was $24.2 million and $13.6 million, respectively. The effective tax rate for the first half of 2022 before and after the impact of discrete events was about 21 percent. The effective tax rate in the first half of 2021 was about 17 percent and, before the impact of discrete events, was about 20 percent. The increase in the effective tax rate was primarily a result of net unfavorable discrete events recorded in the first half of 2022 compared to net favorable discrete events in the first half of 2021, primarily related to excess tax benefits from share-based compensation. The tax rate as a percentage of pre-tax earnings for the full year 2022 is projected to be about 21 percent, compared to the full year 2021 tax rate of about 21 percent, both before discrete adjustments.

Net Income
Net income for the first half of 2022 was $89.9 million compared to 2021 first half net income of $67.5 million. Net income attributable to Franklin Electric Co., Inc. for the first half of 2022 was $89.1 million, or $1.89 per diluted share, compared to 2021 first half net income attributable to Franklin Electric Co., Inc. of $67.0 million or $1.42 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at June 30, 2022 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of June 30, 2022 the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 13, 2026. As of June 30, 2022, the Company had $128.3 million borrowing capacity under the Credit Agreement as $4.0 million in letters of commercial and standby letters of credit were outstanding and undrawn and $217.7 million in revolver borrowings were drawn and outstanding, which were primarily used for funding working capital requirements.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity of  $125.0 million as of June 30, 2022. The Company also has other long-term debt borrowings outstanding as of June 30, 2022. See Note 10 - Debt for additional specifics regarding these obligations and future maturities.
At June 30, 2022, the Company had $28.5 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first six months of 2022 and 2021.

(in millions)	2022	2021
Net cash flows from operating activities	$(62.5)	$35.5
Net cash flows from investing activities	(21.5)	(193.7)
Net cash flows from financing activities	79.3	110.7
Impact of exchange rates on cash and cash equivalents	(2.6)	(1.7)
Change in cash and cash equivalents	$(7.3)	$(49.2)

Cash Flows from Operating Activities
2022 vs. 2021
Net cash used by operating activities was $62.5 million for the six months ended June 30, 2022 compared to $35.5 million provided by operating activities for the six months ended June 30, 2021. The increase in cash used by operating activities was primarily due to increased working capital requirements in support of supply chain resiliency and meeting the strong demand from our customers.

Cash Flows from Investing Activities
2022 vs. 2021
Net cash used in investing activities was $21.5 million for the six months ended June 30, 2022 compared to $193.7 million used in investing activities for the six months ended June 30, 2021. The decrease in cash used in investing activities was attributable to decreased acquisition activity in 2022.

Cash Flows from Financing Activities
2022 vs. 2021
Net cash provided by financing activities was $79.3 million for the six months ended June 30, 2022 compared to $110.7 million provided by financing activities for the six months ended June 30, 2021. The decrease in cash provided by financing activities was attributable to increased common stock repurchases slightly offset by decreased proceeds from debt and common stock issuances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the second quarter ended June 30, 2022. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the Company's risk factors as set forth in the annual report on Form 10-K for the fiscal year ended December 31, 2021 with the exception of the update to the following risk factor. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

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

In the second quarter of 2022, the Company concluded that Turkey represents a highly inflationary economy as its projected three-year cumulative inflation rate exceeds 100%. As a result, the Company started remeasuring the financial statements for the Company’s Turkish operations in accordance with ASC 830 "Foreign Currency Matters" as of the beginning of the second quarter of 2022. As a result, all gains and losses resulting from the remeasurement of the financial results of operations and other transactional foreign exchange gains and losses would be reflected in earnings, which could result in volatility within the Company’s earnings, rather than as a component of the Company’s comprehensive income within stockholders’ equity. Turkey becoming a highly inflationary economy may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 130,322 shares for approximately $9.8 million under the plan during the second quarter of 2022. The maximum number of shares that may still be purchased under this plan as of June 30, 2022 is 423,914.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
April 1 - April 30	62,922	80.6	62,922	491,314
May 1 - May 31	—	—	—	491,314
June 1 - June 30	67,400	70.09	67,400	423,914
Total	130,322	75.16	130,322	423,914

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2020)
10.1	Employment Security Agreement between the Company and Kenneth Keene (filed herewith)*
10.2	Employment Security Agreement between the Company and Brent Spikes (filed herewith)*
10.3
Form of Confidentiality and Non-Compete Agreement between the Company and Kenneth Keene and Brent Spikes (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.4
Amendment No. 1 dated May 11, 2022 to the Fourth Amended and Restated Credit Agreement, dated May 13, 2021, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 11, 2022)

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
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the second quarter and six months ended June 30, 2022 and 2021 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the second quarter and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: August 2, 2022	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2022	By	/s/ Jeffery L. Taylor
Jeffery L. Taylor, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)