Form 10-Q
period 2022-09-30
FRANKLIN ELECTRIC CO INC
filed 2022-11-01
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	October 28, 2022
$0.10	46,318,535 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net sales	$551,672	$459,019	$1,554,280	$1,229,345
Cost of sales	361,077	295,903	1,029,063	798,444
Gross profit	190,595	163,116	525,217	430,901
Selling, general, and administrative expenses	109,366	106,446	322,352	288,534
Restructuring expense	1,185	76	1,898	381
Operating income	80,044	56,594	200,967	141,986
Interest expense	(3,066)	(1,384)	(7,492)	(3,840)
Other income/(expense), net	(1,250)	2,061	(2,787)	1,531
Foreign exchange income/(expense)	(3,376)	(408)	(4,290)	(1,654)
Income before income taxes	72,352	56,863	186,398	138,023
Income tax expense	13,380	10,409	37,544	24,043
Net income	$58,972	$46,454	$148,854	$113,980
Less: Net (income)/loss attributable to noncontrolling interests	(348)	(282)	(1,101)	(787)
Net income attributable to Franklin Electric Co., Inc.	$58,624	$46,172	$147,753	$113,193
Earnings per share:
Basic	$1.26	$0.99	$3.17	$2.43
Diluted	$1.24	$0.98	$3.13	$2.40

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net income	$58,972	$46,454	$148,854	$113,980
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(16,046)	(12,085)	(26,959)	(15,464)
Employee benefit plan activity	1,656	1,158	4,032	3,391
Other comprehensive income/(loss)	(14,390)	(10,927)	(22,927)	(12,073)
Income tax expense related to items of other comprehensive income/(loss)	(379)	(243)	(899)	(707)
Other comprehensive income/(loss), net of tax	(14,769)	(11,170)	(23,826)	(12,780)
Comprehensive income	44,203	35,284	125,028	101,200
Less: Comprehensive income/(loss) attributable to noncontrolling interests	226	231	854	692
Comprehensive income attributable to Franklin Electric Co., Inc.	$43,977	$35,053	$124,174	$100,508

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$39,523	$40,536
Receivables, less allowances of $3,988 and $3,975, respectively	251,543	196,173
Inventories:
Raw material	213,206	166,918
Work-in-process	31,596	24,725
Finished goods	312,802	258,332
Total inventories	557,604	449,975
Other current assets	39,049	37,963
Total current assets	887,719	724,647

Property, plant, and equipment, at cost:
Land and buildings	153,952	154,544
Machinery and equipment	282,818	296,078
Furniture and fixtures	47,798	44,324
Other	50,188	40,231
Property, plant, and equipment, gross	534,756	535,177
Less: Allowance for depreciation	(327,042)	(324,523)
Property, plant, and equipment, net	207,714	210,654
Right-of-use asset, net	47,808	48,379
Deferred income taxes	7,073	7,675
Intangible assets, net	234,363	249,691
Goodwill	323,999	329,630
Other assets	6,331	4,489
Total assets	$1,715,007	$1,575,165

	September 30, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$153,540	$164,758
Accrued expenses and other current liabilities	110,366	115,408
Current lease liability	15,434	15,320
Income taxes	2,849	2,547
Current maturities of long-term debt and short-term borrowings	179,619	97,981
Total current liabilities	461,808	396,014
Long-term debt	89,225	90,535
Long-term lease liability	32,245	32,937
Income taxes payable non-current	8,707	11,610
Deferred income taxes	31,971	28,162
Employee benefit plans	37,333	40,696
Other long-term liabilities	25,547	26,568

Commitments and contingencies (see Note 15)	—	—

Redeemable noncontrolling interest	455	(19)

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,318 and 46,483, respectively)	4,632	4,648
Additional capital	323,119	310,617
Retained earnings	949,584	859,817
Accumulated other comprehensive loss	(252,160)	(228,581)
Total shareholders' equity	1,025,175	946,501
Noncontrolling interest	2,541	2,161
Total equity	1,027,716	948,662
Total liabilities and equity	$1,715,007	$1,575,165

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021

Cash flows from operating activities:
Net income	$148,854	$113,980
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	37,067	32,767
Non-cash lease expense	12,939	9,394
Share-based compensation	8,940	8,921
Deferred income taxes	3,783	471
(Gain)/Loss on disposals of plant and equipment	1,087	(147)
Foreign exchange (income)/expense	4,290	1,654
Changes in assets and liabilities, net of acquisitions:
Receivables	(73,995)	(57,434)
Inventory	(122,150)	(85,873)
Accounts payable and accrued expenses	1,881	92,214
Operating leases	(12,939)	(9,394)
Income taxes	(3,604)	(4,524)
Income taxes-U.S. Tax Cuts and Jobs Act	(355)	(355)
Employee benefit plans	1,544	21
Other, net	(182)	(7,793)
Net cash flows from operating activities	7,160	93,902
Cash flows from investing activities:
Additions to property, plant, and equipment	(29,327)	(20,274)
Proceeds from sale of property, plant, and equipment	6	839
Cash paid for acquisitions, net of cash acquired	(1,576)	(193,987)
Other, net	9	38
Net cash flows from investing activities	(30,888)	(213,384)
Cash flows from financing activities:
Proceeds from issuance of debt	434,548	204,720
Repayment of debt	(350,869)	(102,325)
Proceeds from issuance of common stock	3,584	11,390
Purchases of common stock	(30,731)	(21,138)
Dividends paid	(27,293)	(24,499)
Net cash flows from financing activities	29,239	68,148
Effect of exchange rate changes on cash	(6,524)	(3,501)
Net change in cash and equivalents	(1,013)	(54,835)
Cash and equivalents at beginning of period	40,536	130,787
Cash and equivalents at end of period	$39,523	$75,952

	Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021

Cash paid for income taxes, net of refunds	$38,343	$24,970
Cash paid for interest	$7,994	$4,749

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$483	$398
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$13,745	$8,097
Payable to sellers of acquired entities	$—	$600

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2022, and for the third quarters and nine months ended September 30, 2022 and September 30, 2021 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the third quarter and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

In the second quarter of 2022, the Company concluded that Turkey represents a highly inflationary economy as its projected three-year cumulative inflation rate exceeds 100%. As a result, the Company started remeasuring the financial statements for the Company’s Turkish operations in accordance with the highly inflationary accounting rules in ASC 830, Foreign Currency Matters, as of April 1, 2022. As a result, all gains and losses resulting from the remeasurement of the financial results of operations and other transactional foreign exchange gains and losses would be reflected in earnings rather than as a component of the Company’s comprehensive income within stockholders’ equity. As of September 30, 2022, this impact was not significant to the Company’s results.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 creates the obligation for a company that uses a supplier finance program to purchase goods or services to disclose qualitative and quantitative information about its supplier finance program(s). This will allow financial statement users to better consider the effect of the program(s) on the entity's working capital, liquidity and cash flow over time. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023 with early adoption permitted. ASU 2022-04 should be applied retrospectively to each period in which a balance sheet is presented except for the amendment on rollforward information, which should be be applied prospectively. The Company plans to adopt this ASU on January 1, 2023, and does not anticipate the adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

3. ACQUISITIONS
During the fourth quarter ended December 31, 2021, the Company acquired 100 percent of the ownership interests of B&R Industries, Inc. ("B&R"), a water treatment equipment provider located in Mesa, Arizona, for a cash purchase price of $16.3 million after purchase price adjustments based on the level of working capital acquired. B&R will be included as part of the Water Systems segment of the Company. The Company also acquired, in a separate transaction, 100 percent of the ownership interests of Blake Group Holdings, Inc. ("Blake"), a professional groundwater distributor operating in the northeast United States for a cash purchase price of $28.5 million after purchase price adjustments based on the level of working capital acquired. Blake will be included as part of the Distribution segment of the Company. The fair value of the assets acquired and liabilities assumed for both acquisitions is preliminary as of September 30, 2022.

During the third quarter ended September 30, 2021, the Company acquired 100 percent of the ownership interests of Minetuff Dewatering Pumps Australia Pty Ltd for a cash purchase price of $13.7 million after purchase price adjustments based on the level of working capital acquired. Minetuff manufactures and sells submersible pumps, spare parts, and accessories to the mining industry and will expand the Company’s existing product offerings and channel access in the Water Systems segment. The fair value of the assets acquired and liabilities assumed for the acquisition were considered final as of September 30, 2022.

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

The identifiable intangible assets recognized in the separate transactions in 2021 were $132.3 million and consist primarily of customer relationships and trade names from New Aqua of $93.2 million, which will be amortized using the straight-line method over 12 - 20 years.

The goodwill of $65.8 million resulting from the acquisitions in 2021 consists primarily of expanded geographical presence and product channel expansion. Goodwill deductible for tax purposes is $62.5 million from the acquisitions in 2021. Goodwill was recorded in the Water Systems and Fueling Systems segments.

The preliminary purchase price assigned to the major identifiable assets and liabilities for all acquisitions in 2021 on an aggregated basis is as follows:

(In millions)
Assets:
Inventory	$34.3
Intangible assets	132.3
Goodwill	65.8
Other assets	39.0
Total assets	271.4
Liabilities	27.0
Less: Bargain purchase gain	0.4
Total consideration paid	$244.0

The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2021, as the results of operations for all acquisitions is immaterial.

Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations. There were $0.0 million and $0.2 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the third quarter and nine months ended September 30, 2022, respectively. There were $0.0 million and $0.8 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the third quarter and nine months ended September 30, 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7.6	$7.6	$—	$—
Forward currency contracts assets	0.3	—	0.3	—
Total assets	$7.9	$7.6	$0.3	$—

Liabilities:
Share swap transaction	$0.9	$0.9	$—	$—
Total liabilities	$0.9	$0.9	$—	$—

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5.3	$5.3	$—	$—
Share swap transaction	0.6	0.6	—	—
Total assets	$5.9	$5.9	$—	$—

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

Total debt, including current maturities, have carrying amounts of $268.8 million and $188.5 million and estimated fair values of $265.4 million and $196.1 million as of September 30, 2022 and December 31, 2021, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of September 30, 2022, the swap had a notional value based on 225,000 shares. For the third quarter and nine months ended September 30, 2022, the swap resulted in a gain of $1.8 million and a loss of $2.8 million, respectively. For the third quarters and nine months ended September 30, 2021, the swap resulted in a loss of $0.2 million and a gain of $3.1 million, respectively. Gains and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. For the third quarter and nine months ended September 30, 2022, the forward currency contracts resulted in a gain of $0.4 million and a gain of $0.7 million, respectively. This is recorded in the Company's condensed consolidated statements of income within the "Foreign exchange income/(expense)" line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	September 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	250.5	(97.3)	255.1	(88.8)
Patents	$7.2	$(7.2)	$7.3	$(7.3)
Technology	7.5	(7.4)	7.5	(7.3)
Trade names	41.6	(3.1)	$42.1	(1.5)
Other	3.2	(2.5)	2.8	(2.7)
Total	$310.0	$(117.5)	$314.8	$(107.6)
Unamortizing intangibles:
Trade names	41.9	—	42.5	—
Total intangibles	$351.9	$(117.5)	$357.3	$(107.6)

Amortization expense related to intangible assets for the third quarters ended September 30, 2022 and September 30, 2021 was $4.2 million and $4.3 million, respectively, and for the nine months ended September 30, 2022 and September 30, 2021, $12.9 million and $10.2 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2022	2023	2024	2025	2026
	$16.8	$16.7	$16.6	$15.8	$14.8

The change in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2022, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2021	$213.9	$70.7	$45.0	$329.6
Acquisitions	—	—	—	—
Adjustments to prior year acquisitions	0.3	—	(0.4)	(0.1)
Foreign currency translation	(5.0)	(0.5)	—	(5.5)
Balance as of September 30, 2022	$209.2	$70.2	$44.6	$324.0

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of September 30, 2022, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2021 measurement date for these plans. One of the Company's domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees. Both domestic plans were frozen as of December 31, 2011. The two domestic and three German plans collectively comprise the 'Pension Benefits' disclosure caption.

Other Benefits - The Company's other post-retirement benefit plan provides health and life insurance to domestic employees hired prior to 1992.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the third quarters and nine months ended September 30, 2022 and September 30, 2021:

(In millions)	Pension Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Service cost	$0.1	$0.2	$0.5	$0.6
Interest cost	0.9	0.7	2.5	2.1
Expected return on assets	(1.7)	(1.3)	(4.7)	(4.1)
Amortization of:
Prior service cost	1.5	1.2	3.9	3.3
Actuarial loss	—	—	—	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.8	$0.8	$2.2	$1.9

In the nine months ended September 30, 2022, the Company made contributions of $0.1 million to the funded plans. The amount of contributions to be made to the plans during the calendar year 2022 will be finalized by September 15, 2022, based upon the funding level requirements identified and year-end valuation performed at December 31, 2021.

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the third quarters and nine months ended September 30, 2022 and September 30, 2021:

(In millions)	Other Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Service cost	$—	$—	$—	$—
Interest cost	—		0.1	0.1
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	0.1	—	0.1	0.1
Actuarial loss	—	—	—	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.1	$—	$0.2	$0.2

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	September 30, 2022	December 31, 2021
Salaries, wages, and commissions	52.7	62.3
Product warranty costs	11.9	10.5
Insurance	2.2	2.3
Employee benefits	11.5	11.9
Other	32.1	28.4
Total	110.4	115.4

9. INCOME TAXES
The Company’s effective tax rate from continuing operations for the nine month period ended September 30, 2022 was 20.1 percent as compared to 17.4 percent for the nine month period ended September 30, 2021. The effective tax rate is lower than the U.S. statutory rate of 21 percent primarily due to the recognition of the U.S. foreign-derived intangible income (FDII) provisions and certain discrete events including excess tax benefits from share-based compensation partially offset by state taxes. For the third quarter of 2022, the effective tax rate was 18.5 percent compared to 18.3 percent for the third quarter of 2021.

The increase in the effective tax rate for the nine month period ended September 30, 2022 was primarily a result of less favorable discrete events recorded in the nine month period ended September 30, 2022, as compared to the nine month period ended September 30, 2021, primarily related to excess tax benefits from share based compensation.

During the third quarter of 2022, the Company recorded $1.1 million of benefit from the reconciliation of the domestic federal return to the provision predominantly related to additional FDII benefit. During the third quarter of 2021, the Company recorded $0.8 million of excess tax benefits from share-based compensation.

10. DEBT
Debt consisted of the following:

(In millions)	September 30, 2022	December 31, 2021
New York Life Agreement	75.0	75.0
Credit Agreement	174.2	96.6
Tax increment financing debt	15.3	16.5
Foreign subsidiary debt	4.5	0.5
Other	—	0.1
Less: unamortized debt issuance costs	(0.2)	(0.2)
	$268.8	$188.5
Less: current maturities	(179.6)	(98.0)
Long-term debt	$89.2	90.5

Debt outstanding, excluding unamortized debt issuance costs, at September 30, 2022 matures as follows:

(In millions)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More Than 5 Years
Debt	$269.0	$179.6	$1.4	$76.4	$1.5	$1.4	$8.7

Prudential Agreement
The Company maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates, which was renewed on July 30, 2021 and expires on July 30, 2024. The Prudential Agreement has an initial borrowing capacity of $150.0 million. As of September 30, 2022, the Company had no notes issued and  $150.0 million borrowing capacity available under the Prudential Agreement.

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

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC and its affiliates (the "New York Life Agreement"), which was renewed on July 30, 2021 and expires on July 30, 2024. The New York Life Agreement has a maximum aggregate borrowing capacity of $200.0 million. On September 26, 2018, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of September 30, 2022, there was $125.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of September 30, 2022, the Company had $174.2 million outstanding borrowings, $4.0 million in letters of credit outstanding, and $171.8 million of available capacity under the Credit Agreement.

The Company also has lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $18.7 million. As of September 30, 2022, there were $4.2 million outstanding borrowings and $14.5 million of available capacity under these lines of credit.

Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Prudential Agreement, the Project Bonds, the New York Life Agreement, and the Credit Agreement but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of September 30, 2022.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$58.6	$46.2	$147.8	$113.2
Less: Earnings allocated to participating securities	0.2	0.3	0.6	0.7
Net income available to common shareholders	$58.4	$45.9	$147.2	$112.5
Denominator:
Basic weighted average common shares outstanding	46.3	46.5	46.4	46.4
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.7	0.5	0.7	0.6
Diluted weighted average common shares outstanding	47.0	47.0	47.1	47.0
Basic earnings per share	$1.26	$0.99	$3.17	$2.43
Diluted earnings per share	$1.24	$0.98	$3.13	$2.40

There were 0.0 million stock options outstanding for the third quarters ended September 30, 2022 and September 30, 2021, and 0.1 million stock options outstanding for the nine months ended September 30, 2022 and September 30, 2021, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

12. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the third quarters ended September 30, 2022 and September 30, 2021:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of June 30, 2022	$4,628	$318,837	$900,135	$(47,220)	$(190,293)	$2,486	$988,573	$284
Net income			58,624			180	58,804	168
Dividends on common stock ($0.195/share)			(9,088)				(9,088)
Common stock issued	4	1,664					1,668
Common stock repurchased	—		(87)				(87)
Share-based compensation	—	2,618					2,618
Currency translation adjustment					(15,924)	(125)	(16,049)	3
Pension liability, net of tax				1,277			1,277
Balance as of September 30, 2022	$4,632	$323,119	$949,584	$(45,943)	$(206,217)	$2,541	$1,027,716	$455

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of June 30, 2021	$4,645	$298,944	$804,047	$(50,897)	$(155,440)	$2,541	$903,840	$(209)
Net Income			46,172			218	46,390	64
Dividends on common stock ($0.175/share)			(8,179)				(8,179)
Common stock issued	7	2,394					2,401
Common stock repurchased	(12)		(9,895)				(9,907)
Share-based compensation	1	2,347					2,348
Currency translation adjustment					(12,034)	(50)	(12,084)	(1)
Pension liability, net of taxes				915			915
Balance as of September 30, 2021	$4,641	$303,685	$832,145	$(49,982)	$(167,474)	$2,709	$925,724	$(146)

The schedule below set forth equity changes in the nine months ended September 30, 2022 and September 30, 2021:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2021	$4,648	$310,617	$859,817	$(49,076)	$(179,505)	$2,161	$948,662	$(19)
Net Income			147,753			644	148,397	457
Dividends on common stock ($0.585/share)			(27,293)				(27,293)
Common stock issued	8	3,576					3,584
Common stock repurchased	(38)		(30,693)				(30,731)
Share-based compensation	14	8,926					8,940
Currency translation adjustment					(26,712)	(264)	(26,976)	17
Pension liability, net of taxes				3,133			3,133
Balance as of September 30, 2022	$4,632	$323,119	$949,584	$(45,943)	$(206,217)	$2,541	$1,027,716	$455

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2020	$4,622	$283,420	$764,562	$(52,666)	$(152,105)	$2,116	$849,949	$(245)
Net Income			113,193			695	113,888	92
Dividends on common stock ($0.525/share)			(24,499)				(24,499)
Common stock issued	33	11,357					11,390
Common stock repurchased	(27)		(21,111)				(21,138)
Share-based compensation	13	8,908					8,921
Currency translation adjustment					(15,369)	(102)	(15,471)	7
Pension liability, net of taxes				2,684			2,684
Balance as of September 30, 2021	$4,641	$303,685	$832,145	$(49,982)	$(167,474)	$2,709	$925,724	$(146)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the nine months ended September 30, 2022 and September 30, 2021, are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
For the nine months ended September 30, 2022:
Balance as of December 31, 2021	$(179.6)	$(49.0)	$(228.6)

Other comprehensive income/(loss) before reclassifications	(26.7)	—	(26.7)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	3.1	3.1
Net other comprehensive income/(loss)	(26.7)	3.1	(23.6)

Balance as of September 30, 2022	$(206.3)	$(45.9)	$(252.2)

For the nine months ended September 30, 2021:
Balance as of December 31, 2020	$(152.2)	$(52.6)	$(204.8)

Other comprehensive income/(loss) before reclassifications	(15.3)	—	(15.3)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	2.7	2.7
Net other comprehensive income/(loss)	(15.3)	2.7	(12.6)

Balance as of September 30, 2021	$(167.5)	$(49.9)	$(217.4)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.9 million and $0.7 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

Financial information by reportable business segment is included in the following summary:

	Third Quarter Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	Net sales
Water Systems
External sales
United States & Canada	$158.9	$134.8	$452.0	$333.1
Latin America	41.3	36.5	120.9	102.9
Europe, Middle East & Africa	46.0	46.9	146.7	142.7
Asia Pacific	22.1	19.6	66.8	59.9
Intersegment sales
United States & Canada	24.8	22.9	89.8	66.9
Total sales	293.1	260.7	876.2	705.5
Distribution
External sales
United States & Canada	193.2	140.2	519.2	380.7
Intersegment sales	—	—	—	—
Total sales	193.2	140.2	519.2	380.7
Fueling Systems
External sales
United States & Canada	66.5	58.9	182.5	146.6
All other	23.7	22.1	66.2	63.4
Intersegment sales	—	—	—	—
Total sales	90.2	81.0	248.7	210.0

Intersegment Eliminations/Other	(24.8)	(22.9)	(89.8)	(66.9)
Consolidated	$551.7	$459.0	$1,554.3	$1,229.3

	Third Quarter Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	Operating income/(loss)
Water Systems	$45.5	$36.8	$127.7	$102.7
Distribution	19.0	12.3	51.7	30.3
Fueling Systems	28.6	23.9	72.4	57.3
Intersegment Eliminations/Other	(13.1)	(16.4)	(50.8)	(48.3)
Consolidated	$80.0	$56.6	$201.0	$142.0

	September 30, 2022	December 31, 2021
	Total assets
Water Systems	$1,016.6	$894.4
Distribution	373.4	363.0
Fueling Systems	276.7	273.6
Other	48.3	44.2
Consolidated	$1,715.0	$1,575.2

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

At September 30, 2022, the Company had $13.9 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

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

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the nine months ended September 30, 2022, are as follows:

(In millions)
Balance as of December 31, 2021	$10.5
Accruals related to product warranties	8.3
Additions related to acquisitions	—
Reductions for payments made	(6.9)
Balance as of September 30, 2022	$11.9

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
The components of the Company’s operating lease portfolio as of the third quarter and nine months ended September 30, 2022 are as follows:

	Third Quarter Ended		Nine Months Ended
Lease Cost (in millions):	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$4.3	$3.5	$12.9	$9.2
Short-term lease cost	0.1	0.1	0.2	0.5

Other Information:
Weighted-average remaining lease term			4.3 years	4.1 years
Weighted-average discount rate			3.7%	4.1%

As of September 30, 2022, the Company has approximately $2.3 million of additional ROU assets related to leases that have not yet commenced, but create future lease obligations.

The minimum rental payments for non-cancellable operating leases as of September 30, 2022, are as follows:

(In millions)	2022	2023	2024	2025	2026	Thereafter
Future Minimum Rental Payments	$4.5	$15.5	$10.6	$7.3	$5.7	$8.4

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

The assumptions used for the Black-Scholes model to determine the fair value of options granted during the nine months ended September 30, 2022 and September 30, 2021 are as follows:

	September 30, 2022	September 30, 2021
Risk-free interest rate	1.87%	0.66%
Dividend yield	0.93%	0.96%
Volatility factor	33.88%	34.98%
Expected term	5.5 years	5.5 years

A summary of the Company’s outstanding stock option activity and related information for the nine months ended September 30, 2022 is as follows:

(Shares in thousands)	September 30, 2022
Stock Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,043	$49.21
Granted	110	83.90
Exercised	(82)	43.43
Forfeited	(20)	73.76
Expired	(3)	$73.14
Outstanding at end of period	1,048	$52.77
Expected to vest after applying forfeiture rate	1,046	$52.73
Vested and exercisable at end of period	815	$46.45

A summary of the weighted-average remaining contractual term and aggregate intrinsic value as of September 30, 2022 is as follows:

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at end of period	5.52 years	$30,556
Expected to vest after applying forfeiture rate	5.51 years	$30,550
Vested and exercisable at end of period	4.63 years	$28,747

The total intrinsic value of options exercised during the nine months ended September 30, 2022 and September 30, 2021 was $3.3 million and $15.1 million, respectively.

As of September 30, 2022, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.63 years.

Stock/Stock Unit Awards:
A summary of the Company’s restricted stock/stock unit award activity and related information for the nine months ended September 30, 2022 is as follows:

(Shares in thousands)	September 30, 2022
Restricted Stock/Stock Unit Awards	Shares	Weighted-Average Grant- Date Fair Value
Non-vested at beginning of period	348	$58.20
Awarded	121	81.16
Vested	(180)	50.58
Forfeited	(26)	70.12
Non-vested at end of period	263	$72.85

As of September 30, 2022, there was $10.7 million of total unrecognized compensation cost related to non-vested restricted stock/stock unit awards granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.40 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2022 vs. Third Quarter 2021

OVERVIEW
Sales in the third quarter of 2022 increased from the third quarter last year. The sales increase was led by increases from price, acquisitions, and volume. The Company's consolidated gross profit was $190.6 million for the third quarter of 2022, an increase of $27.5 million or about 17 percent from the prior year’s third quarter. Earnings per share in the third quarter of 2022 were up compared to the same period last year by about 27 percent.

RESULTS OF OPERATIONS

Net Sales
Net sales in the third quarter of 2022 were $551.7 million, an increase of $92.7 million or about 20 percent compared to 2021 third quarter sales of $459.0 million. Acquisition related sales were $28.3 million. Sales revenue decreased by $24.9 million or about 5 percent in the third quarter of 2022 due to foreign currency translation.

	Net Sales
(In millions)	Q3 2022	Q3 2021	2022 v 2021
Water Systems	$293.1	$260.7	$32.4
Fueling Systems	90.2	81.0	9.2
Distribution	193.2	140.2	53.0
Eliminations/Other	(24.8)	(22.9)	(1.9)
Consolidated	$551.7	$459.0	$92.7

Net Sales-Water Systems
Water Systems sales were $293.1 million in the third quarter 2022, an increase of $32.4 million versus the third quarter 2021 sales of $260.7 million. In the third quarter of 2022, sales from businesses acquired since the third quarter of 2021 were $6.6 million. Water Systems sales decreased by $23.2 million or about 9 percent in the quarter due to foreign currency translation. Water Systems sales, excluding acquisitions and the impact of foreign currency translation, were up about 19 percent compared to the third quarter 2021.

Water Systems sales in the U.S. and Canada were up overall by 16 percent compared to the third quarter 2021. In the third quarter of 2022, sales from businesses acquired since the third quarter of 2021 were $5.6 million. In the U.S. and Canada, Water Systems organic sales increased by 13 percent. Sales of groundwater pumping equipment increased by about 12 percent, and sales of dewatering equipment were up about 70 percent, both due to strong end market demand. Sales of surface pumping equipment increased by about 4 percent versus the third quarter 2021, as supply constraints with certain utility pumps and lower overall sales of sump pumps limited their growth rate.

Water Systems sales in markets outside the U.S. and Canada increased by 6 percent overall. Foreign currency translation decreased sales by $22.4 million or about 22 percent in the quarter. In the third quarter of 2022, sales from businesses acquired since the third quarter of 2021 were $1.0 million. Outside the U.S. and Canada, Water Systems organic sales increased by 27 percent, driven by higher sales in all three major geographic regions of the world; Europe, the Middle East and Africa, Latin America and in the Asia Pacific markets.

Net Sales-Fueling Systems
Fueling Systems sales were $90.2 million in the third quarter 2022, an increase of $9.2 million versus the third quarter 2021 sales of $81.0 million. In the third quarter of 2022, sales decreased by $1.7 million or about 2 percent due to foreign currency translation. Fueling Systems organic sales increased about 13 percent compared to the third quarter of 2021.

Fueling Systems sales in the U.S. and Canada increased by about 11 percent compared to the third quarter 2021. The increase was due to higher demand across most product groups. Outside the U.S. and Canada, Fueling Systems revenues were up, with sales growth in India and EMEA more than offsetting weak sales in Asia and Latin America. China sales were about $2 million in the third quarter of 2022 compared to about $4 million in the third quarter of 2021.

Net Sales - Distribution
Distribution sales were $193.2 million in the third quarter 2022, versus third quarter 2021 sales of $140.2 million. In the third quarter of 2022, sales from businesses acquired since the third quarter of 2021 were $21.7 million. The Distribution segment organic sales increased about 22 percent compared to the third quarter of 2021. Revenue growth was driven by pricing and strong demand in all regions and product categories.

Cost of Sales
Cost of sales as a percent of net sales for the third quarter of 2022 and 2021 was 65.5 percent and 64.5 percent, respectively. Correspondingly, the gross profit margin as a percent of net sales was 34.5 percent in the third quarter of 2022 compared to 35.5 percent in the third quarter of 2021. The gross profit margin was down 100 basis points, as realized pricing actions are more than offsetting inflationary cost increases. However, supply disruptions are causing unfavorable absorption variances and higher inbound freight. The Company's consolidated gross profit was $190.6 million for the third quarter of 2022, an increase of $27.5 million from the gross profit of $163.1 million in the third quarter of 2021. The gross profit increase was primarily due to higher sales.

Selling, General, and Administrative ("SG&A")
Selling, general, and administrative (SG&A) expenses were $109.4 million in the third quarter of 2022 compared to $106.4 million in the third quarter of the prior year. SG&A expenses from acquired businesses were about $6 million. Excluding acquisitions, SG&A expenses were lower by $3 million or less than 3 percent. SG&A costs as a percent of Net Sales were below 2021.

Restructuring Expenses
Restructuring expenses for the third quarter of 2022 were $1.2 million, across all three segments: Fueling $0.6 million, Water $0.5 million and Distribution $0.1 million and all related to miscellaneous manufacturing and branch realignment activities. Restructuring expenses for the third quarter of 2021 were $0.1 million, primarily in the Water segment and related to miscellaneous manufacturing realignment activities.

Operating Income
Operating income was $80.0 million in the third quarter of 2022, up $23.4 million or 41 percent from $56.6 million in the third quarter of 2021.

	Operating income (loss)
(In millions)	Q3 2022	Q3 2021	2022 v 2021
Water Systems	$45.5	$36.8	$8.7
Fueling Systems	28.6	23.9	4.7
Distribution	19.0	12.3	6.7
Eliminations/Other	(13.1)	(16.4)	3.3
Consolidated	$80.0	$56.6	$23.4

Operating Income-Water Systems
Water Systems operating income was $45.5 million in the third quarter 2022, up $8.7 million compared to $36.8 million in the third quarter 2021. The increase in operating income was primarily due to higher sales revenues. The third quarter of 2022 operating income margin was 15.5 percent versus 14.1 percent of net sales in the third quarter of 2021. The increase in operating margin was primarily due leverage on higher sales volumes and cost controls in SG&A spending.

Operating Income-Fueling Systems
Fueling Systems operating income was $28.6 million in the third quarter of 2022, up $4.7 million compared to $23.9 million in the third quarter of 2021. The increase in operating income was primarily due to higher sales revenues. The third quarter of 2022 operating income margin was 31.7 percent versus 29.5 percent of net sales in the third quarter of 2021. Operating income margin in the third quarter increased in Fueling Systems primarily due to leverage on higher sales volumes, favorable product, geographic sales mix shifts and cost controls in SG&A.

Operating Income-Distribution
Distribution operating income was $19.0 million in the third quarter of 2022 and the third quarter operating income margin was 9.8 percent. Distribution operating income was $12.3 million in the third quarter of 2021 and the third quarter operating income margin was 8.8 percent. Distribution’s operating income was higher in the third quarter due to higher sales volumes. The increase in operating income margin was primarily due to revenue growth and operating leverage.

Operating Income-Eliminations/Other

Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses. The inter-segment profit elimination impact in the third quarter of 2022 compared to the third quarter of 2021 was a positive impact of $2.3 million on operating income. The inter-segment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until the transferred product is sold from the Distribution segment to its customer. Unallocated general and administrative expenses were lower by $1.0 million or about 6 percent, primarily due to cost controls in SG&A and lower variable compensation expense.

Interest Expense
Interest expense for the third quarter of 2022 and 2021 was $3.1 million and $1.4 million, respectively, primarily as a result of higher debt levels and increased interest rates.

Other Income or Expense
Other income or expense was a loss of $1.3 million and a gain of $2.1 million in the third quarter of 2022 and 2021, respectively. Included in other income or expense in the third quarter of 2022 was a loss of $1.1 million related to a settlement of an indirect tax dispute. Included in other income or expense in the third quarter of 2021 was a gain of $2.5 million related to a settlement of an indirect tax dispute.

Foreign Exchange
Foreign currency-based transactions produced a loss for the third quarter of 2022 of $3.4 million, primarily due to the Turkish lira and Argentinian peso. Foreign currency-based transactions produced a loss for the third quarter of 2021 of $0.4 million.

Income Taxes
The provision for income taxes in the third quarter of 2022 and 2021 was $13.4 million and $10.4 million, respectively. The effective tax rate for the third quarter of 2022 was about 19 percent and, before the impact of discrete events, was about 20 percent. The effective tax rate for the third quarter of 2021 was about 18 percent and, before the impact of discrete events, was about 20 percent. The increase in the effective tax rate was primarily a result of smaller net favorable discrete events recorded in the third quarter of 2022 compared to the third quarter of 2021. The tax rate as a percentage of pre-tax earnings for the full year 2022 is projected to be about 21 percent, compared to the full year 2021 tax rate of about 21 percent, both before discrete adjustments.

Net Income
Net income for the third quarter of 2022 was $59.0 million compared to the prior year third quarter net income of $46.5 million. Net income attributable to Franklin Electric Co., Inc. for the third quarter of 2022 was $58.6 million, or $1.24 per diluted share, compared to the prior year third quarter net income attributable to Franklin Electric Co., Inc. of $46.2 million or $0.98 per diluted share.

First Nine Months of 2022 vs. First Nine Months of 2021

OVERVIEW
Sales in the first nine months of 2022 were up from the same period last year. The sales increase was primarily from price, acquisitions, and higher volumes. The impact of foreign currency translation decreased sales by about 5 percent. The Company's consolidated gross profit was $525.2 million for the first nine months of 2022, an increase of $94.3 million or about 22 percent from the first nine months of 2021. Earnings in the first nine months of 2022 were up from the same period last year.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first nine months of 2022 were $1,554.3 million, an increase of $325.0 million or about 26 percent compared to 2021 first nine months sales of $1,229.3 million. The incremental impact of sales from acquired businesses was $110.9 million. Sales revenue decreased by $57.4 million or about 5 percent in the first nine months of 2022 due to foreign currency translation.

	Net Sales
(In millions)	YTD September 30, 2022	YTD September 30, 2021	2022 v 2021
Water Systems	$876.2	$705.5	$170.7
Fueling Systems	248.7	210.0	38.7
Distribution	519.2	380.7	138.5
Eliminations/Other	(89.8)	(66.9)	(22.9)
Consolidated	$1,554.3	$1,229.3	$325.0

Net Sales-Water Systems
Water Systems sales were $876.2 million in the first nine months 2022, an increase of $170.7 million or about 24 percent versus the first nine months of 2021. The incremental impact of sales from acquired businesses was $55.3 million. Foreign currency translation changes decreased sales $53.5 million, or about 8 percent, compared to sales in the first nine months of 2021. The Water Systems sales change in the first nine months of 2022, excluding acquisitions and foreign currency translation, was an increase of $168.9 million or about 24 percent.

Water Systems sales in the U.S. and Canada increased by about 35 percent compared to the first nine months of 2021. The incremental impact of sales from acquired businesses was $50.6 million. Sales revenue decreased by $1.5 million in the first nine months of 2022 due to foreign currency translation. In the first nine months of 2022, Sales of groundwater pumping equipment increased by about 30 percent and sales of all surface pumping equipment increased by about 22 percent versus the first nine months of 2021, due to strong end market demand and pricing.

Water Systems sales in markets outside the U.S. and Canada increased by about 9 percent compared to the first nine months of 2021. The incremental impact of sales from acquired businesses was $4.7 million. Sales revenue decreased by $51.9 million or 17 percent in the first nine months of 2022 due to foreign currency translation. The change in the first nine months of 2022, excluding acquisitions and foreign currency translation, was an increase of about 25 percent. Sales grew organically in all major markets; Latin America, EMENA, and Asia Pacific.

Net Sales-Fueling Systems
Fueling Systems sales were $248.7 million in the first nine months of 2022, an increase of $38.7 million or about 18 percent from the first nine months of 2021. Foreign currency translation changes decreased sales $3.9 million or about 2 percent compared to sales in the first nine months of 2021. The Fueling Systems sales change in the first nine months of 2022, excluding foreign currency translation, was an increase of $42.6 million or about 20 percent.

Fueling Systems sales in the U.S. and Canada increased by about 25 percent during the first nine months of 2022, the increase was due to higher demand across all product lines. Outside the U.S. and Canada, Fueling Systems revenues were up, with sales growth in India more than offsetting weak sales in China. China sales were about $5 million in the first nine months of 2022 compared to the first nine months of 2021 Fueling Systems China sales of about $9 million.

Net Sales - Distribution
Distribution sales were $519.2 million in the first nine months of 2022, versus the first nine months of 2021 sales of $380.7 million. The incremental impact of sales from acquired businesses was $55.6 million. Distribution segment organic sales increased about 22 percent compared to the first nine months of 2021. Revenue growth was driven by pricing and broad-based demand in all regions and product categories.

Cost of Sales
Cost of sales as a percent of net sales for the first nine months of 2022 and 2021 was 66.2 percent and 64.9 percent, respectively. Correspondingly, the gross profit margin was 33.8 percent and 35.1 percent, respectively. The gross profit margin decline was primarily a result of realized pricing actions more than offsetting inflationary cost increases, however, supply disruptions are causing unfavorable absorption variances and higher inbound freight. The Company's consolidated gross profit was $525.2 million for the first nine months of 2022, up $94.3 million from the gross profit of $430.9 million in the first nine months of 2021. The gross profit increase was primarily due to higher sales.

Selling, General, and Administrative ("SG&A")
Selling, general, and administrative expenses were $322.4 million in the first nine months of 2022 and increased by $33.9 million compared to $288.5 million in the first nine months of last year. SG&A expenses from acquired businesses were $26 million. Excluding acquisitions, SG&A expenses were higher by $7.9 million or 3 percent versus the prior year. SG&A costs as a percent of Net Sales were below 2021.

Restructuring Expenses
Restructuring expenses for the first nine months of 2022 were $1.9 million. Restructuring expenses were $1.1 million in the Water segment, $0.6 in the Fueling segment and $0.2 million in Distribution segments. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities and branch closings and consolidations in the Distribution segment. Restructuring expenses for the first nine months of 2021 were $0.4 million. Restructuring expenses were $0.3 million in the Water segment and $0.1 million in Distribution segments. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities and branch closings and consolidations in the Distribution segment.

Operating Income
Operating income was $201.0 million in the first nine months of 2022, up $59.0 million or 42 percent from $142.0 million in the first nine months of 2021.

	Operating income (loss)
(In millions)	YTD September 30, 2022	YTD September 30, 2021	2022 v 2021
Water Systems	$127.7	$102.7	$25.0
Fueling Systems	72.4	57.3	15.1
Distribution	51.7	30.3	21.4
Eliminations/Other	(50.8)	(48.3)	(2.5)
Consolidated	$201.0	$142.0	$59.0

Operating Income-Water Systems
Water Systems operating income was $127.7 million in the first nine months of 2022 compared to $102.7 million in the first nine months of 2021, an increase of 24 percent. Operating income increased in Water Systems primarily due to higher sales volumes and SG&A cost controls. The first nine months operating income margin was 14.6 percent compared to the first nine months of 2021 operating income margin of 14.6 percent.

Operating Income-Fueling Systems
Fueling Systems operating income was $72.4 million in the first nine months of 2022 compared to $57.3 million in the first nine months of 2021. Operating income increased in Fueling Systems primarily due to higher sales volumes. The first nine months operating income margin was 29.1 percent compared to 27.3 percent of net sales in the first nine months of 2021. Operating income margin increased in Fueling Systems primarily due to operating leverage on higher sales, favorable product and geographic sales mix shifts.

Operating Income-Distribution
Distribution operating income was $51.7 million in the first nine months of 2022 and operating income margin was 10.0 percent. Distribution operating income was $30.3 million in the first nine months of 2021 and operating income margin was 8.0 percent. Distribution’s operating income in the first nine months was higher in due to higher sales volumes. The increase in operating income margin was primarily due to revenue growth and operating leverage.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses. The inter-segment profit elimination impact in the first nine months of 2022 decreased operating income about $2.6 million versus the impact in the first nine months of 2021. The inter-segment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until the transferred product is sold from the Distribution segment to its third-party customer. Unallocated general and administrative expenses were lower by $0.1 million to last year in the first nine months.

Interest Expense
Interest expense for the first nine months of 2022 and 2021 was $7.5 million and $3.8 million, respectively, primarily as a result of higher debt levels and increase interest rates.

Other Income or Expense
Other income or expense was a loss of $2.8 million and a gain of 1.5 million, respectively in the first nine months of 2022 and 2021. Included in other income or expense in 2022 was a loss of $2.1 million related to a settlement of an indirect tax dispute. Included in other income or expense in 2021 was a gain of $2.5 million related to a settlement of an indirect tax dispute.

Foreign Exchange
Foreign currency–based transactions produced a loss for the first nine months of 2022 of $4.3 million, primarily from the Turkish lira and Argentinian peso. Foreign currency–based transactions produced a loss for the first nine months of 2021 of $1.7 million, primarily from the Argentinian peso.

Income Taxes
The provision for income taxes in the first nine months of 2022 and 2021 was $37.5 million and $24.0 million, respectively. The effective tax rate for the first nine months of 2022 was 20 percent and, before the impact of discrete events, was about 21 percent. The effective tax rate in the first nine months of 2021 was about 17 percent and, before the impact of discrete events, was about 20 percent. The increase in the effective tax rate was primarily a result of a smaller net favorable discrete events recorded in the first nine months of 2022 compared to the first nine months of 2021, primarily related to excess tax benefits from share-based compensation. The tax rate as a percentage of pre-tax earnings for the full year 2022 is projected to be about 21 percent, compared to the full year 2021 tax rate of about 21 percent, both before discrete adjustments.

Net Income
Net income for the first nine months of 2022 was $148.9 million compared to 2021 first nine months net income of $114.0 million. Net income attributable to Franklin Electric Co., Inc. for the first nine months of 2022 was $147.8 million, or $3.13 per diluted share, compared to 2021 first nine months net income attributable to Franklin Electric Co., Inc. of $113.2 million or $2.40 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at September 30, 2022 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of September 30, 2022 the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 13, 2026. As of September 30, 2022, the Company had $171.8 million borrowing capacity under the Credit Agreement as $4.0 million in letters of commercial and standby letters of credit were outstanding and undrawn and $174.2 million in revolver borrowings were drawn and outstanding, which were primarily used for funding working capital requirements.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity of  $125.0 million as of September 30, 2022. The Company also has other long-term debt borrowings outstanding as of September 30, 2022. See Note 10 - Debt for additional specifics regarding these obligations and future maturities.
At September 30, 2022, the Company had $36.1 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first nine months of 2022 and 2021.

(in millions)	2022	2021
Net cash flows from operating activities	$7.2	$93.9
Net cash flows from investing activities	(30.9)	(213.4)
Net cash flows from financing activities	29.2	68.2
Impact of exchange rates on cash and cash equivalents	(6.5)	(3.5)
Change in cash and cash equivalents	$(1.0)	$(54.8)

Cash Flows from Operating Activities
2022 vs. 2021
Net cash provided by operating activities was $7.2 million for the nine months ended September 30, 2022 compared to $93.9 million provided by operating activities for the nine months ended September 30, 2021. The decrease in cash provided by operating activities was primarily due to increased working capital requirements in support of supply chain resiliency and meeting the strong demand from our customers.

Cash Flows from Investing Activities
2022 vs. 2021
Net cash used in investing activities was $30.9 million for the nine months ended September 30, 2022 compared to $213.4 million used in investing activities for the nine months ended September 30, 2021. The decrease in cash used in investing activities was attributable to decreased acquisition activity in 2022.

Cash Flows from Financing Activities

2022 vs. 2021
Net cash provided by financing activities was $29.2 million for the nine months ended September 30, 2022 compared to $68.2 million provided by financing activities for the nine months ended September 30, 2021. The decrease in cash provided by financing activities was attributable to increased common stock repurchases slightly offset by decreased net proceeds from debt and common stock issuances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the third quarter ended September 30, 2022. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 972 shares for approximately $0.1 million under the plan during the third quarter of 2022. The maximum number of shares that may still be purchased under this plan as of September 30, 2022 is 422,942.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
July 1 - July 31	972	69.80	972	422,942
August 1 - August 31	—	—	—	422,942
September 1 - September 30	—	—	—	422,942
Total	972	69.80	972	422,942

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2020)
10.1	Employment Security Agreement between the Company and Kenneth Keene (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on August 2, 2022)
10.2	Employment Security Agreement between the Company and Brent Spikes (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on August 2, 2022)
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
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the third quarter and nine months ended September 30, 2022 and 2021 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the third quarter and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: November 1, 2022	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2022	By	/s/ Jeffery L. Taylor
Jeffery L. Taylor, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)