Form 10-K
period 2022-12-31
FRANKLIN ELECTRIC CO INC
filed 2023-02-22
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                        ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2022 (the last business day of the registrant’s most recently completed second quarter) was $3,374,318,750. The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant’s 401(k) Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 6, 2023:
46,180,695 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2023 (Part III).

FRANKLIN ELECTRIC CO., INC.

PART I

ITEM 1. BUSINESS

Description of the Business
Franklin Electric Co., Inc. (“Franklin Electric” or the “Company”) is an Indiana corporation founded in 1944 and incorporated in 1946. Named after America’s pioneer electrical engineer, Benjamin Franklin, Franklin Electric manufactured the first water-lubricated submersible motor for water systems and the first submersible motor for fueling systems. With 2022 revenue of over $2.0 billion, the Company designs, manufactures and distributes water and fuel pumping systems, composed primarily of submersible motors, pumps, electronic controls, water treatment systems, and related parts and equipment.

The Company’s water pumping systems move fresh and wastewater for the residential, agricultural and other industrial end markets. The Company also sells various groundwater equipment products to well installation contractors, including water pumping systems, through its distribution branches located in the U.S. With a growing global footprint, the Company has also evolved into a top supplier of submersible fueling systems at gas stations, making pumps, pipes, electronic controls and monitoring devices.

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

Markets and Applications
The Company’s business consists of three reportable segments based on the principal end market served: Water Systems, Fueling Systems, and Distribution. The Company includes unallocated corporate expenses in an “Intersegment Eliminations/Other” segment that, together with the Water Systems, Fueling Systems, and Distribution segments, represent the Company. Segment and geographic information appears in Note 15 - Segment and Geographic Information to the consolidated financial statements.

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

Water Systems motors, pumps and controls are used principally for pumping clean water and wastewater in a variety of residential, agricultural, municipal and industrial applications. Water Systems also manufactures electronic drives and controls for the motors which control functionality and provide protection from various hazards, such as electrical surges, over-heating and dry wells or dry tanks. In the last three years, the Company acquired Waterite, Inc.; Puronics, Inc.; New Aqua, LLC; and B&R Industries, Inc. expanding its portfolio to include water treatment systems and acquired Minetuff Dewatering Pumps Australia Pty Ltd expanding its industrial dewatering product line.

Water Systems products are sold in highly competitive markets. Water Systems contributed about 55 percent of the Company’s total revenue in 2022. Significant portions of segment revenue come from selling groundwater and surface pumps, motors, and controls for residential and commercial buildings, as well as agricultural sales which are more seasonal and subject to commodity price changes. The Water Systems segment generates approximately 25 to 30 percent of its revenue in developing markets, which often lack municipal water systems. As those countries install water systems, the Company views those markets as an opportunity. The Company has had 6 to 9 percent compounded annual sales growth in developing regions in recent years. Water Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability and price. The Company’s principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc. and Xylem, Inc.

2022 Water Systems research and development expenditures were primarily related to the following activities:
•Electronic variable frequency drives and controls for Pump and HVAC applications, including enhancements of mobile application capabilities for SubDrive Connect and Cerus X-Drive and development of standard panels to support HES (High Efficiency Systems) motors
•Development of new standard electric skid pump package designs and electronic variable frequency drive skid packages for mining and municipal dewatering markets
•Greywater pumping equipment, including the development of 60Hz electrical submersible pumps from the acquisition of Minetuff and the expansion of grinder pumps for the Brazil market
•Submersible and surface pumps for residential, commercial, municipal, and agricultural applications including the development of a standard global 4” pump family, developing a new cast stainless submersible turbine line, and upgrading the performance of line shaft turbine product offerings
•Submersible motor technology development, including the introduction of energy efficient permanent magnet motors into submersible water pumping systems, substantially reducing energy usage in residential pumping applications, 4 pole motor designs for 8” and 10” diameter products, and 4” Oil-filled motors
•Water treatment products focused on component improvements and IOT enabled sensing systems

Fueling Systems Segment
Fueling Systems is a global leader in the production and marketing of fuel pumping systems, fuel containment systems and monitoring and control systems. The Fueling Systems segment designs, manufactures and sells pumps, pipe, sumps, fittings, vapor recovery components, electronic controls, monitoring devices and related parts and equipment primarily for use in fueling system applications.

Fueling Systems offers a complete array of components between the tank and the dispenser, including submersible pumps, station hardware, piping, sumps, vapor recovery, corrosion control systems and electronic controls. The Fueling Systems segment growth has been sustained by a commitment to protecting human health and the environment while delivering the lowest total cost of ownership. Fueling Systems takes steps to ensure its products are installed and maintained properly through robust global certification tools for their third-party contractors. The segment serves other energy markets such as power reliability systems and includes intelligent electronic devices that are designed for online monitoring for the power utility, hydroelectric, and telecommunication and data center infrastructure.

Fueling Systems products are sold in highly competitive markets. Rising vehicle use is leading to more investment in fueling stations, which, in turn, leads to increased demand for the Company’s Fueling Systems products. The Company believes there is growth opportunity in developing markets. Fueling Systems competes in each of its targeted markets based on product design, quality of products and services, performance, availability and value. The Company’s principal competitors in the petroleum equipment industry are Vontier Corporation, formerly a part of Fortive Corporation, and Dover Corporation.

2022 Fueling Systems research and development expenditures were primarily related to the following activities:
•Developed and launched new distribution transformer monitor
•Developed new vapor flow meter for Chinese vapor recovery monitoring regulation
•Developed and launched UNITE, server software to collect data from battery monitoring, battery testers, NexPhase, and distribution monitoring
•Developed Press-Fit Connector for Cabletight electrical conduit
•Developed testable termination fitting for APT fueling piping system
•Developed and launched NexPhase Electric Vehicle Switchgear
•Developed car wash monitor of detergent liquids at car wash stations
•Developed new hybrid wired battery monitoring system

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

Information Regarding All Reportable Segments
Research and Development
The Company incurred research and development expenses as follows:

(In millions)	2022	2021	2020
Research and development expenses	$16.7	$17.3	$21.7

Expenses incurred were for activities related to the development of new products, improvement of existing products and manufacturing methods and other applied research and development.

The Company owns a number of patents, trademarks, and licenses. In the aggregate, these patents are of material importance to the operation of the business; however, the Company believes that its operations are not dependent on any single patent or group of patents.

Raw Materials
The principal raw materials used in the manufacture of the Company’s products are coil and bar steel, stainless steel, copper wire and aluminum ingot. Major components are electric motors, capacitors, motor protectors, forgings, gray iron castings, plastic resins and bearings. Most of these raw materials are available from multiple sources in the U.S. and world markets. Generally, the Company believes that adequate alternative sources are available for the majority of its key raw material and purchased component needs; however, the Company is dependent on a single or limited number of suppliers for certain materials or components. The Company believes that availability of fuel and energy is adequate to satisfy current and projected overall operations unless interrupted by government direction, allocation or other disruption.

Major Customers
No single customer accounted for over 10 percent of net sales in 2022, 2021, or 2020. No single customer accounted for over 10 percent of gross accounts receivable in 2022 and 2021.

Backlog
The dollar amount of backlog by segment was as follows:

(In millions)	February 6, 2023	February 10, 2022
Water Systems	$228.2	$205.9
Fueling Systems	43.9	58.4
Distribution	22.8	22.1
Consolidated	$294.9	$286.4

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in 2023. The Company’s sales in the first quarter are generally less than its sales in other quarters due to less water well drilling and overall product sales during the winter months in the Northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

Environmental Matters
The Company believes that it is in compliance with all applicable federal, state and local laws concerning the discharge of material into the environment, or otherwise relating to the protection of the environment. The Company has not experienced any material costs in connection with environmental compliance, and does not believe that such compliance will have any material effect upon the financial position, results of operations, cash flows or competitive position of the Company.

Human Capital Resources
As of December 31, 2022, the Company had approximately 6,500 employees. The Company is committed to providing safe work environments for its employees, prioritizing wellness, health and safety best practices and requiring ethical compliance with established policies. Further information regarding its human capital details and initiatives can be found in the 2022 Franklin Electric Sustainability Report available for download on the Company's website.

Available Information
The Company is a U.S. public reporting company under the Exchange Act and files reports, proxy statements and other information with the SEC, which can be accessed from the SEC's home page on the Internet at www.sec.gov. The Company’s website address is www.franklin-electric.com. The Company makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Additionally, the Company’s website includes the Company’s corporate governance guidelines, its Board committee charters, Lead Independent Director charter, and the Company’s code of business conduct and ethics. Information contained on the Company’s website is not part of this annual report on Form 10-K.

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

Demand for Fueling Systems products is impacted by environmental legislation which may cause significant fluctuations in costs and revenues. Environmental legislation related to air quality and fuel containment may create demand for certain Fueling Systems products which must be supplied in a relatively short time frame to meet the governmental mandate. During periods of increased demand, the Company’s revenues and profitability could increase significantly, although the Company can also be at risk of not having capacity to meet demand or cost overruns due to inefficiencies during ramp up to the higher production levels. After the Company’s customers have met the compliance requirements, the Company’s revenues and profitability may decrease significantly as the demand for certain products declines substantially. The risk of not reducing production costs in relation to the decreased demand and reduced revenues could have a material adverse impact on gross margins and the Company’s results of operations.

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

The Organization for Economic Co-operation and Development (the “OECD”), an international association comprised of 38 countries, including the United States, has issued proposals that change long-standing tax principles including on a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global corporate minimum tax rate of 15 percent on companies with revenues of at least $790 million, which would go into effect in 2024. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. If these proposals are implemented in the countries where the Company operates, it may materially impact our income tax liability, provision for income taxes and effective tax rate.

The Inflation Reduction Act signed on August 16, 2022, enacted a new excise tax under Section 4501 on certain repurchases of corporate stock. The Tax applies to repurchases of stock net of issuances after December 31, 2022. The estimated impact to the Company could be material if the Company decides to increase share repurchases.

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

In the second quarter of 2022, the Company concluded that Turkey represents a hyperinflationary economy as its projected three-year cumulative inflation rate exceeds 100 percent. As a result, the Company started remeasuring the financial statements for the Company’s Turkish operations in accordance with the highly inflationary accounting rules in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 830 "Foreign Currency Matters" as of the beginning of the second quarter of 2022. As a result, all gains and losses resulting from the remeasurement of the financial results of operations and other transactional foreign exchange gains and losses would be reflected in earnings, which could result in volatility within the Company’s earnings, rather than as a component of the Company’s comprehensive income within stockholders’ equity. Turkey becoming a hyperinflationary economy may have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

The Company has significant goodwill and intangible assets and future impairment of the value of these assets may adversely affect the Company's operating results and financial condition. The Company’s total assets include substantial intangible assets, primarily goodwill. Goodwill results from the Company’s acquisitions, representing the excess of the purchase price paid over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or as warranted by triggering events. If future operating performance at one or more of the Company’s operating segments were to decline significantly below current levels, the Company could incur a non-cash impairment charge to operating earnings. The recognition of an impairment of a significant portion of the Company’s goodwill or intangible assets could have a material adverse impact on the Company’s results of operations and financial condition.
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
The Company depends on certain key suppliers, and any loss of those suppliers or their failure to meet commitments may adversely affect the Company's business and results of operations. The Company is dependent on a single or limited number of suppliers for some materials or components required in the manufacture of its products. If any of those suppliers fail to meet their commitments to the Company in terms of delivery or quality, the Company may experience supply shortages that could result in its inability to meet customer requirements, or could otherwise experience an interruption in operations that could negatively impact the Company’s business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Franklin Electric serves customers worldwide with over 220 manufacturing and distribution facilities located in over 20 countries. The Global Headquarters is located in Fort Wayne, Indiana, United States and houses sales, marketing and administrative offices along with a state of the art research and engineering facility. Besides the owned corporate facility, the Company considers the following to be principal properties:

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

The Company also owns and leases other smaller facilities which serve as manufacturing locations and distribution warehouses. The Company does not consider these facilities to be principal to the business or operations. In the Company’s opinion, its facilities are suitable for their intended use, adequate for the Company’s business needs, all currently utilized and in good condition.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of December 31, 2022, are as follows:

Name	Age	Position Held	Period Holding Position
Gregg C. Sengstack	64	Chairperson of the Board and Chief Executive Officer	2015 - present
Jeffery L. Taylor	56	Vice President, Chief Financial Officer	2021 - present
		Chief Financial Officer, Blue Bird Corporation	2020 - 2021
		Senior Vice President and Chief Financial Officer, Wabash National Corporation	2014 - 2020
Brent L. Spikes	51	Vice President, Global Manufacturing	2022 - present
		Vice President, Global Water Engineering	2020 - 2022
		Vice President, Manufacturing & Manufacturing Engineering	2019 - 2020
		Director, Manufacturing & Manufacturing Engineering	2018 - 2019
		Director, Advanced Manufacturing	2014 - 2018
DeLancey W. Davis	57	Vice President and President, Headwater Companies	2017 - present
		Vice President and President, North America Water Systems	2012 - 2017
Donald P. Kenney	62	Vice President and President, Global Water	2019 - present
		Vice President and President, North America Water Systems	2017 - 2019
		Vice President and President, Energy Systems	2014 - 2017
Jay J. Walsh	53	Vice President and President, Fueling Systems	2019 - present
		President, Fueling Systems	2017 - 2019
		Executive Vice President, Fueling Systems	2013 - 2017
Jonathan M. Grandon	47	Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	2016 - present
Kenneth Keene	59	Vice President, Global Supply	2022 - present
		Vice President, EMEA Manufacturing	2021 - 2022
		Vice President, Global Sourcing	2018 - 2021
		Vice President, Sales - US	2014 - 2018

All executive officers are elected annually by the Board of Directors at the Board meeting held in conjunction with the annual meeting of shareholders. All executive officers hold office until their successors are duly elected or until their death, resignation or removal by the Board.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of shareholders of record as of February 6, 2023 was 608. The Company’s stock is traded on the NASDAQ Global Select Market under the symbol FELE. Broadridge Corporate Issuer Solutions, Inc. 1155 Long Island Avenue, Edgewood, New York, 11717 serves as the registrar, record keeper and stock transfer agent.

Dividends paid per common share as quoted by the NASDAQ Global Select Market for 2022 and 2021 were as follows:

Dividends per Share
	2022	2021
1st Quarter	$.1950	$.1750
2nd Quarter	.1950	.1750
3rd Quarter	.1950	.1750
4th Quarter	.1950	.1750

The Company has increased dividend payments on an annual basis for 30 consecutive years. The payment of dividends in the future will be determined by the Board of Directors and will depend on business conditions, earnings, and other factors.
Issuer Purchases of Equity Securities
In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. The Company repurchased 134,835 shares for approximately $10.8 million under this plan during the fourth quarter of 2022. The maximum number of shares that may still be purchased under this plan as of December 31, 2022 is 288,107. In February 2023, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. After giving effect to the February 2023 approval and share repurchase activity in 2023, the maximum number of shares that may still be purchased under this plan as of February 22, 2023 is 1,215,872.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
October 1 - October 31	—	$—	—	422,942
November 1 - November 30	—	$—	—	422,942
December 1 - December 31	134,835	$80.40	134,835	288,107
Total	134,835	$80.40	134,835	288,107

Stock Performance Graph
The following graph compares the Company’s cumulative total shareholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Guggenheim S&P Global Water Index and the Russell 2000 Index.

Hypothetical $100 invested on December 31, 2017 (fiscal year-end 2017) in Franklin Electric common stock (FELE), Guggenheim S&P Global Water Index, and Russell 2000 Index, assuming reinvestment of dividends:

	YE 2017	2018	2019	2020	2021	2022
FELE	$100	$94	$125	$151	$206	$176
Guggenheim S&P Global Water	100	90	119	135	175	137
Russell 2000	100	89	110	130	148	118

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of the year-over-year comparison of changes in the Company's financial condition and results of operation as of and for the fiscal years ended December 31, 2021 and December 31, 2020 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

2022 vs. 2021

OVERVIEW
Net sales in 2022 increased 23 percent compared to the prior year. The sales increase was primarily due to price and acquisitions. The impact of foreign currency translation decreased sales by about 5 percent. The Company's consolidated gross profit was $691.4 million for 2022, an increase of $115.3 million, or about 20 percent, from 2021. Net income attributable to the Company was $187.3 million, an increase of $33.5 million, or about 22 percent, from 2021.

RESULTS OF OPERATIONS

Net Sales
Net sales in 2022 were $2,043.7 million, an increase of $381.8 million, or about 23 percent, compared to 2021 sales of $1,661.9 million. The incremental impact to sales from acquired businesses was $131.9 million. Sales decreased by $77.1 million, or about 5 percent, in 2022 due to foreign currency translation.

	Net Sales
(In millions)	2022	2021	2022 v 2021
Water Systems	$1,157.5	$963.6	$193.9
Fueling Systems	334.1	289.1	45.0
Distribution	668.1	497.6	170.5
Eliminations/Other	(116.0)	(88.4)	(27.6)
Consolidated	$2,043.7	$1,661.9	$381.8

Net Sales-Water Systems
Water Systems sales were $1,157.5 million in 2022, an increase of $193.9 million, or about 20 percent, versus 2021. The incremental impact to sales from acquired businesses was $58.8 million. Foreign currency translation changes decreased sales $71.7 million, or about 7 percent, compared to 2021.

Water Systems sales in the U.S. and Canada increased by about 30 percent compared to 2021. The incremental impact to sales from acquired businesses was $54.1 million. Sales decreased by $3.0 million in 2022 due to foreign currency translation. In 2022, sales of groundwater pumping equipment increased by about 22 percent and sales of all surface pumping equipment increased by about 23 percent versus 2021, due to strong end market demand and pricing.

Water Systems sales in markets outside the U.S. and Canada increased by about 7 percent compared to 2021. The incremental impact to sales from acquired businesses was $4.7 million. Sales decreased by $68.7 million, or 17 percent, in 2022 due to foreign currency translation. Excluding the impact of acquisitions and foreign currency translation, sales increased in all major markets; EMEA, Latin America, and Asia Pacific.

Net Sales-Fueling Systems
Fueling Systems sales were $334.1 million in 2022, an increase of $45.0 million, or about 16 percent, from 2021. Foreign currency translation changes decreased sales $5.4 million, or about 2 percent, compared to 2021.

Fueling Systems sales in the U.S. and Canada increased by about 22 percent during 2022, primarily due to pricing actions and higher demand across all product lines. Outside the U.S. and Canada, Fueling Systems sales increased with sales growth in India more than offsetting lower sales in China. China sales were about $7 million in 2022 compared to about $12 million in 2021.

Net Sales-Distribution
Distribution sales were $668.1 million in 2022, an increase of $170.5 million, or about 34 percent, from 2021. The incremental impact to sales from acquired businesses was $73.1 million. Sales growth was driven by acquisitions, pricing and broad-based demand in all regions and product categories.

Cost of Sales
Cost of sales as a percent of net sales for 2022 and 2021 was 66.2 percent and 65.3 percent, respectively. Correspondingly, the gross profit margin was 33.8 percent and 34.7 percent, respectively. The gross profit margin decline was primarily a result of supply disruptions causing unfavorable absorption variances and higher inbound freight that was partially offset by realized pricing actions that more than offset inflationary cost increases. The Company's consolidated gross profit was $691.4 million for 2022, up $115.3 million from the gross profit of $576.1 million in 2021. The gross profit increase was primarily due to higher sales.

Selling, General and Administrative (“SG&A”)
SG&A expenses were $432.1 million in 2022 and increased $45.8 million compared to $386.3 million in the prior year. The increase was primarily due to incremental expenses from acquired businesses of $31 million. Additionally, higher travel and advertising expenses were partially offset by lower variable performance-based compensation expenses. SG&A costs as a percent of net sales decreased to 21.1 percent in 2022 from 23.2 percent in 2021.

Restructuring Expenses
Restructuring expenses were $2.2 million and $0.6 million in 2022 and 2021, respectively. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities and branch closings and consolidations in the Distribution and Water Systems segments.

Operating Income
Operating income was $257.2 million in 2022, up $68.0 million, or 36 percent, from $189.2 million in 2021.

	Operating income (loss)
(In millions)	2022	2021	2022 v 2021
Water Systems	$172.3	$139.1	$33.2
Fueling Systems	96.8	79.5	17.3
Distribution	54.5	35.9	18.6
Eliminations/Other	(66.4)	(65.3)	(1.1)
Consolidated	$257.2	$189.2	$68.0

Operating Income-Water Systems
Water Systems operating income was $172.3 million in 2022 compared to $139.1 million in 2021, an increase of 24 percent. Operating income increased in Water Systems primarily due to higher sales volumes and SG&A cost controls. The 2022 operating income margin was 14.9 percent compared to 2021 operating income margin of 14.4 percent of net sales. Operating income margin increased in Water Systems primarily due to operating leverage on higher sales.

Operating Income-Fueling Systems
Fueling Systems operating income was $96.8 million in 2022 compared to $79.5 million in 2021, an increase of 22 percent. Operating income increased in Fueling Systems primarily due to higher sales volumes. The 2022 operating income margin was 29.0 percent compared to 27.5 percent of net sales in 2021. Operating income margin increased in Fueling Systems primarily due to operating leverage on higher sales.

Operating Income-Distribution
Distribution operating income was $54.5 million in 2022 compared to $35.9 million in 2021, an increase of 52 percent. Operating income increased in Distribution due to higher sales volumes. The 2022 operating income margin was 8.2 percent compared to 7.2 percent of net sales in 2021. The increase in operating income margin was primarily due to sales growth and operating leverage.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of inter-segment sales and profit eliminations and unallocated general and administrative expenses. The inter-segment profit elimination impact in 2022 decreased operating income by about $3.0 million more compared to 2021. The inter-segment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until the transferred product is sold from the Distribution segment to its third-party customer. Additionally, unallocated general and administrative expenses decreased $1.9 million compared to last year.

Interest Expense
Interest expense increased in 2022 to $11.5 million from $5.2 million in 2021 primarily due to higher outstanding debt levels and higher interest rates.

Other Income or Expense
Other income or expense was a loss of $3.2 million in 2022 compared to income of $8.0 million in 2021. Included in other income or expense in 2022 was a loss of $2.1 million related to a settlement of an indirect tax dispute. Other income or expense in 2021 included a bargain purchase gain of $6.5 million and a gain of $2.5 million related to a settlement of an indirect tax dispute.

Foreign Exchange
Foreign exchange was a loss of $7.2 million and $2.3 million in 2022 and 2021, respectively. The increase in 2022 was primarily due to transaction losses associated with the Argentine Peso and Turkish Lira. The Company reports the results of its subsidiaries in Argentina and Turkey using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent.

Income Taxes
The provision for income taxes in 2022 and 2021 was $46.4 million and $34.7 million, respectively. The effective tax rate for 2022 both before and after the impact of discrete events was about 20 percent. The effective tax rate for 2021 was about 18 percent and, before the impact of discrete events, was about 21 percent. The tax rate was lower than the statutory rate of 21 percent primarily due to the recognition of the U.S. deduction for Foreign Derived Intangible Income, certain incentives, and discrete events. The increase in the effective tax rate in 2022 was primarily a result of smaller net favorable discrete events recorded in 2022 compared to 2021, primarily related to excess tax benefits from share-based compensation.

Net Income
Net income for 2022 was $188.8 million compared to 2021 net income of $155.0 million. Net income attributable to Franklin Electric Co., Inc. for 2022 was $187.3 million, or $3.97 per diluted share, compared to 2021 net income attributable to Franklin Electric Co., Inc. of $153.9 million, or $3.25 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY
Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at December 31, 2022 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of December 31, 2022, the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 13, 2026. As of December 31, 2022, the Company had $223.2 million borrowing capacity under the Credit Agreement as $4.0 million in letters of commercial and standby letters of credit were outstanding and undrawn and $122.8 million in revolver borrowings were drawn and outstanding, which were primarily used for funding working capital requirements.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity of $125.0 million as of December 31, 2022. The New York Life Agreement matures on July 30, 2024. The Company also has other long-term debt borrowings outstanding as of December 31, 2022. See Note 10 - Debt for additional specifics regarding these obligations and future maturities.
At December 31, 2022, the Company had $43.4 million of cash and cash equivalents held in foreign jurisdictions, which the Company intends to use to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents:

(in thousands)	2022	2021
Cash flows from operating activities	$101.7	$129.8
Cash flows from investing activities	$(43.1)	$(264.8)
Cash flows from financing activities	$(48.5)	$50.9
Impact of exchange rates on cash and cash equivalents	$(4.9)	$(6.1)
Change in cash and cash equivalents	$5.2	$(90.2)

Cash Flows from Operating Activities
2022 vs 2021
Net cash provided by operating activities was $101.7 million for 2022 compared to $129.8 million for 2021. The decrease in cash provided by operating activities was primarily due to increased working capital requirements in support of higher revenues.

Cash Flows from Investing Activities
2022 vs. 2021
Net cash used in investing activities was $43.1 million in 2022 compared to $264.8 million in 2021. The decrease was primarily attributable to decreased acquisition activity in 2022.

Cash Flows from Financing Activities
2022 vs. 2021
Net cash used by financing activities was $48.5 million in 2022 compared to $50.9 million provided by financing activities in 2021. The change in financing cash flows was attributable to decreased net proceeds from debt and common stock issuances, increased stock repurchases, higher dividend payments and deferred payments related to acquisitions.

AGGREGATE CONTRACTUAL OBLIGATIONS
The majority of the Company’s contractual obligations to third parties relate to debt obligations. In addition, the Company has certain contractual obligations for future lease payments and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)					More than
	Total	2023	2024-2025	2026-2027	5 years
Debt	$216.2	$126.8	$77.8	$2.9	$8.7
Debt interest	19.9	9.4	8.2	1.3	1.0
Operating leases	52.9	17.1	20.5	10.6	4.7
Purchase obligations	12.8	12.8	—	—	—
Income Taxes-U.S. Tax Cuts and Jobs Act transition tax	$11.6	$2.9	$8.7	$—	$—
	$313.4	$169.0	$115.2	$14.8	$14.4

Interest payments on debt obligations are calculated for future periods using interest rates in effect at the end of 2022. Certain of these projected interest payments may differ in the future based on interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2022.

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in estimated future payments of approximately $0.8 million in 2023. In addition, due to the timing of funding in future periods being uncertain and dependent on future movements in interest rates, investment returns, changes in laws and regulations and other variables, the table above excludes the non-current liability of $24.9 million for cash outflows related to the Company's pension plans.

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

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no material changes to estimates or methodologies used to develop those estimates in 2022. The Company’s critical accounting estimates are identified below:

Inventory Valuation
The Company uses certain estimates and judgments to value inventory. Inventory is recorded at the lower of cost or net realizable value. The Company reviews its inventories for excess or obsolete products or components. Based on an analysis of historical usage, management’s evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts, carrying values are adjusted. The carrying value is reduced regularly to reflect the age and current anticipated product demand. If actual demand differs from the estimates, additional reductions would be necessary in the period such determination is made. Excess and obsolete inventory is periodically disposed of through sale to third parties, scrapping, or other means.

Business Combinations and Valuation of Acquired Intangible Assets
The Company follows the guidance under FASB ASC Topic 805, Business Combinations. The acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company utilizes management estimates and an independent third-party valuation firm to assist in determining the fair values of assets acquired, including intangible assets, and liabilities assumed. The identifiable intangible assets acquired typically include customer relationships and trade names. Identifiable intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The fair value of customer relationships is measured using the multi-period excess earnings method ("MPEEM"). The fair value of trade names is measured using a relief-from-royalty ("RFR") approach, which assumes the value of the trade name is the discounted amount of cash flows that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future sales projections for both the RFR and MPEEM are based on internal revenue forecasts which the Company believes represents reasonable market participant assumptions. The future cash flows are discounted using an applicable discount rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The key uncertainties in the RFR and MPEEM calculations, as applicable, are the selection of an appropriate royalty rate, assumptions used in developing estimates of future cash flows, including revenue growth and expense forecasts, assumed customer attrition rates, as well as the perceived risk associated with those forecasts in determining the discount rate and risk premium. There is inherent uncertainty in forecasted future cash flows and therefore, actual results may differ and could result in subsequent impairment charges of acquired intangibles and/or goodwill.

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

In assessing the recoverability of goodwill, the Company determines the fair value of its reporting units by utilizing a combination of both the market value and income approaches. The market value approach compares the reporting units’ current and projected financial results to entities of similar size and industry to determine the market value of the reporting unit. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends, as well as the effects of demand and competition. The Company is required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units is below their associated carrying values. Goodwill included on the balance sheet as of the year ended December 31, 2022 was $328.0 million.

During the fourth quarter of 2022, the Company completed its annual impairment test of goodwill and indefinite-lived trade names and determined the fair value of all intangibles were substantially in excess of the respective carrying values. Significant judgment is required to determine if an indication of impairment has taken place. Factors to be considered include the following: adverse changes in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable declines in market data such as market capitalization. A 10 percent decrease in the fair value estimates used in the impairment tests would not have changed this determination. The sensitivity analysis required the use of numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in changes to the aggregation assumptions and impairment determination.

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

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. These jurisdictions have different tax rates, and the Company determines the allocation of income to each of these jurisdictions based upon various estimates and assumptions. In the normal course of business, the Company will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in the various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. Although the Company has recorded all income tax uncertainties in accordance with FASB ASC Topic 740, these accruals represent estimates that are subject to the inherent uncertainties associated with the tax audit process. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to tax expense and/or deferred tax assets and liabilities.

Pension and Employee Benefit Obligations
The Company consults with its actuaries to assist with the calculation of discount rates used in its pension and post retirement plans. The discount rates used to determine domestic pension and post-retirement plan liabilities are calculated using a full yield curve approach. Market conditions have caused the weighted-average discount rate to move from 2.68 percent last year to 5.15 percent this year for the domestic pension plans and from 2.57 percent last year to 5.08 percent this year for the postretirement health and life insurance plan. A change in the discount rate selected by the Company of 25 basis points would result in a change of about $0.1 million to employee benefit expense and a change of about $3.7 million of liability.

The Company consults with actuaries and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long-term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company will use an expected long-term rate of return on plan assets of 5.70 percent in measuring net periodic cost for 2023. Market conditions have caused the expected long-term rate or return to increase from 4.50 percent as used in measuring net periodic cost for 2022. A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.3 million of employee benefit expense.

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

Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is mitigated through several means including maintenance of local production facilities in the markets served, invoicing of customers in the currency which the Company is billed for production inputs, prompt settlement of third party and intercompany balances, limited use of foreign currency denominated debt, maintaining minimal foreign currency denominated cash balances, and application of derivative instruments when appropriate. Based on the 2022 mix of foreign currencies, the Company estimates that a hypothetical strengthening of the US Dollar by about 2 percent would have reduced the Company’s 2022 sales by about 1 percent. In addition, as of December 31, 2022, the Company had a notional amount of $10.3 million in forward currency contracts outstanding. The impact of a 10 percent movement in foreign exchange rates would not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Interest Rate Risk
The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Credit Agreement”). Borrowings in USD under the Credit Agreement may be made either at (i) a Secured Overnight Financing Rate (SOFR) Term Benchmark plus an applicable margin or (ii) an alternative base rate as defined in the Credit Agreement. Borrowings in EUR under the Credit Agreement may be made either at (i) a Euro Interbank Offer Rate (EURIBOR) Term Benchmark plus an applicable margin or (ii) an alternative base rate as defined in the Credit Agreement. The Company had $122.8 borrowings at year-end 2022 under the Credit Agreement. The Company estimates that a hypothetical increase of 100 basis points in interest rates would have increased interest expense by $1.0 million during 2022. The Company also has exposure to changes in interest rates in the form of the fair value of outstanding fixed rate debt fluctuating in response to changing interest rates.

One-week and two-month USD LIBOR tenors were phased out by the Intercontinental Exchange Benchmark Administration effective December 31, 2021. All other US LIBOR tenors are scheduled to cease after June 30, 2023. The United States, using the analysis performed by the ARRC (Alternative Reference Rates Committee), elected the Secured Overnight Financing Rate (“SOFR”) as a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury Securities. The New York Fed commenced publishing the SOFR rate daily beginning April 3, 2018.

Commodity Price Exposures
Portions of the Company’s business are exposed to volatility in the prices of certain commodities, such as copper, steel and aluminum, among others. The primary exposure to this volatility resides with the use of these materials in purchased component parts. The Company generally maintains long-term fixed price contracts on raw materials and component parts; however, the Company is prone to exposure as these contracts expire. Based on the 2022 use of commodities, the Company estimates that a hypothetical 10 percent adverse movement in prices for raw metal commodities would result in about a 1 percent decrease of gross margin as a percent of net sales.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	2022	2021	2020

Net sales	$2,043,711	$1,661,865	$1,247,331
Cost of sales	1,352,276	1,085,776	814,192
Gross profit	691,435	576,089	433,139
Selling, general, and administrative expenses	432,076	386,275	300,122
Restructuring expense	2,170	621	2,506
Operating income	257,189	189,193	130,511
Interest expense	(11,525)	(5,196)	(4,627)
Other income/(expense), net	(3,201)	7,978	(795)
Foreign exchange income/(expense)	(7,236)	(2,269)	(1,392)
Income before income taxes	235,227	189,706	123,697
Income tax expense	46,416	34,731	22,540
Net income	$188,811	$154,975	$101,157
Less: Net loss/(income) attributable to noncontrolling interests	(1,479)	(1,115)	(697)
Net income attributable to Franklin Electric Co., Inc.	$187,332	$153,860	$100,460
Earnings per share:
Basic	$4.02	$3.29	$2.16
Diluted	$3.97	$3.25	$2.14

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2022	2021	2020

Net income	$188,811	$154,975	$101,157
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(11,809)	(27,534)	(11,868)
Employee benefit plan activity:
Net gain/(loss) arising during period	6,660	288	(7,398)
Amortization arising during period	5,828	4,760	3,709
Other comprehensive income/(loss)	679	(22,486)	(15,557)
Income tax benefit/(expense) related to items of other comprehensive income/(loss)	(3,647)	(1,458)	1,112
Other comprehensive income/(loss), net of tax	(2,968)	(23,944)	(14,445)
Comprehensive income	185,843	131,031	86,712
Less: Comprehensive loss/(income) attributable to noncontrolling interests	(1,378)	(981)	(813)
Comprehensive income attributable to Franklin Electric Co., Inc.	$184,465	$130,050	$85,899

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$45,790	$40,536
Receivables, less allowances of $4,211 and $3,975, respectively	230,404	196,173
Inventories:
Raw material	196,876	166,918
Work-in-process	30,276	24,725
Finished goods	317,828	258,332
Total inventories	544,980	449,975
Other current assets	36,916	37,963
Total current assets	858,090	724,647
Property, plant, and equipment, at cost:
Land and buildings	159,253	154,544
Machinery and equipment	297,496	296,078
Furniture and fixtures	50,264	44,324
Other	50,249	40,231
Property, plant, and equipment, gross	557,262	535,177
Less: Allowance for depreciation	(342,108)	(324,523)
Property, plant, and equipment, net	215,154	210,654
Lease right-of-use assets, net	48,948	48,379
Deferred income taxes	6,778	7,675
Intangible assets, net	231,275	249,691
Goodwill	328,046	329,630
Other assets	5,910	4,489
Total assets	$1,694,201	$1,575,165
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$139,266	$164,758
Accrued expenses and other current liabilities	120,555	115,408
Current lease liability	15,959	15,320
Income taxes	3,233	2,547
Current maturities of long-term debt and short-term borrowings	126,756	97,981
Total current liabilities	405,769	396,014
Long-term debt	89,271	90,535
Long-term lease liability	32,858	32,937
Income taxes payable non-current	8,707	11,610
Deferred income taxes	29,744	28,162
Employee benefit plans	31,889	40,696
Other long-term liabilities	25,209	26,568
Commitments and contingencies (see Note 16)	—	—
Redeemable noncontrolling interest	620	(19)
Shareholders’ equity:
Common stock (65,000 shares authorized, $0.10 par value) outstanding (46,193 and 46,483, respectively)	4,619	4,648
Additional capital	325,426	310,617
Retained earnings	969,261	859,817
Accumulated other comprehensive loss	(231,448)	(228,581)
Total shareholders’ equity	1,067,858	946,501
Noncontrolling interest	2,276	2,161
Total equity	1,070,134	948,662
Total liabilities and equity	$1,694,201	$1,575,165

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$188,811	$154,975	$101,157
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	50,374	44,572	36,488
Non-cash lease expense	17,406	13,808	11,699
Share-based compensation	10,973	11,731	10,066
Deferred income taxes	(1,230)	126	(4,268)
(Gain)/Loss on disposals of plant and equipment	1,285	(269)	1,241
Gain from bargain purchase of business	—	(6,482)	—
Foreign exchange (income)/expense	7,236	2,269	1,392
Changes in assets and liabilities, net of acquisitions:
Receivables	(44,800)	(31,925)	22,053
Inventory	(101,080)	(123,076)	13,144
Accounts payable and accrued expenses	(12,283)	89,038	20,519
Operating leases	(17,406)	(13,808)	(11,698)
Income taxes	(679)	(2,241)	2,507
Income taxes-U.S. Tax Cuts and Jobs Act	(355)	—	—
Employee benefit plans	3,488	1,245	604
Other, net	(66)	(10,200)	6,950
Net cash flows from operating activities	101,674	129,763	211,854
Cash flows from investing activities:
Additions to property, plant, and equipment	(41,903)	(30,116)	(22,856)
Proceeds from sale of property, plant, and equipment	6	979	34
Cash paid for acquisitions, net of cash acquired	(1,186)	(235,701)	(55,915)
Other, net	9	33	(74)
Net cash flows from investing activities	(43,074)	(264,805)	(78,811)
Cash flows from financing activities:
Proceeds from issuance of debt	477,558	321,299	117,758
Repayments of debt	(448,622)	(226,583)	(138,831)
Proceeds from issuance of common stock	3,859	15,524	3,721
Purchases of common stock	(40,490)	(25,949)	(19,553)
Dividends paid	(36,991)	(33,398)	(29,675)
Deferred payments for acquisitions	(3,786)	—	—
Net cash flows from financing activities	(48,472)	50,893	(66,580)
Effect of exchange rate changes on cash and cash equivalents	(4,874)	(6,102)	(81)
Net change in cash and cash equivalents	5,254	(90,251)	66,382
Cash and cash equivalents at beginning of period	40,536	130,787	64,405
Cash and cash equivalents at end of period	$45,790	$40,536	$130,787

Cash paid for income taxes, net of refunds	$48,335	$37,387	$23,869
Cash paid for interest	$11,209	$5,192	$4,695

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$628	$1,454	$1,059
Lease right-of-use assets obtained in exchange for new operating lease liabilities	$17,599	$19,627	$15,421
Payable to sellers of acquired entities	$354	$4,000	$—
Payable for share repurchases	$1,083	$—	$—

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Total Shareholders’ Equity
(In thousands)	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Balance as of year-end 2019	46,391	$4,639	$269,656	$712,460	$(190,210)	$2,124	$(236)
Net Income				100,460		718	(21)
Currency translation adjustment					(11,984)	104	12
Pension and other post retirement plans, net of tax benefit $1,112					(2,577)
Dividends on common stock ($0.6200/share)				(28,845)
Noncontrolling Dividend						(830)
Common stock issued	121	12	3,709
Share based compensation	112	11	10,055
Common stock repurchased	(402)	(40)		(19,513)
Balance as of year-end 2020	46,222	$4,622	$283,420	$764,562	$(204,771)	$2,116	$(245)
Net Income				153,860		899	216
Currency translation adjustment					(27,400)	(144)	10
Pension and other post retirement plans, net of tax expense $1,458					3,590
Dividends on common stock ($0.7000/share)				(32,688)
Noncontrolling Dividend						(710)
Common stock issued	440	44	15,480
Share based compensation	140	14	11,717
Common stock repurchased	(319)	(32)		(25,917)
Balance as of year-end 2021	46,483	$4,648	$310,617	$859,817	$(228,581)	$2,161	$(19)
Net Income				187,332		857	622
Currency translation adjustment					(11,708)	(118)	17
Pension and other post retirement plans, net of tax expense $3,647					8,841
Dividends on common stock ($0.7800/share)				(36,367)
Noncontrolling Dividend						(624)
Common stock issued	90	9	3,850
Share based compensation	136	14	10,959
Common stock repurchased	(516)	(52)		(41,521)
Balance as of year-end 2022	46,193	$4,619	$325,426	$969,261	$(231,448)	$2,276	$620

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--The financial statements and accompanying notes are as of and for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, and referred to as 2022, 2021, and 2020, respectively.

Principles of Consolidation--The consolidated financial statements include the accounts of Franklin Electric Co., Inc. and its consolidated subsidiaries. All intercompany transactions have been eliminated.

Business Combinations--The Company allocates the purchase price of its acquisitions to the assets acquired, liabilities assumed, and noncontrolling interests based upon their respective fair values at the acquisition date. The Company utilizes management estimates and inputs from an independent third-party valuation firm to assist in determining these fair values. The excess of the acquisition price over estimated fair values of the net assets acquired is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period, which may be up to one year from the acquisition date. If the preliminary, estimated fair values of the net assets acquired are in excess of the acquisition price, that represents a bargain purchase gain, and the Company records this amount in "Accrued expenses and other current liabilities" on the consolidated balance sheet until it completes its determination of fair values for the net assets acquired. Once that fair value determination is completed, the bargain purchase gain is recognized on the consolidated statements of income in "Other income/(expense), net". Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred.

Revenue Recognition--Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The promise in a contract to transfer goods or services to a customer represents a performance obligation. The Company typically sells its products to customers by purchase order and does not have any additional performance obligations included in contracts to customers other than the shipment of the products. Therefore, the Company allocates the transaction price based on a single performance obligation. The Company typically ships products Free on Board (FOB) shipping point at which point control of the products passes to the customers. The Company considers the performance obligation satisfied and recognizes revenue at a point in time, the time of shipment. The Company applies a practical expedient to expense as incurred costs to obtain a contract with a customer when the amortization period would have been one year or less as well as applies the financing component practical expedient when the duration of the financing is one year or less.

The Company’s products may include routine assurance-type warranties which do not qualify as separate performance obligations. In the event that significant post-shipment obligations were to exist for the Company’s products, revenue recognition would be deferred until the performance obligations were satisfied.
The Company records net sales after discounts at the time of sale based on specific discount programs in effect, related historical data, and experience.
Shipping and Handling Costs--Shipping and handling costs are considered activities required to fulfill the Company’s promise to transfer goods, and do not qualify as a separate performance obligation. Shipping and handling costs are recorded as a component of cost of sales.

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $16.7 million in 2022, $17.3 million in 2021, and $21.7 million in 2020 related to research and development.

Cash and Cash Equivalents--The Company considers cash on hand, demand deposits, and highly liquid investments with an original maturity date of three months or less to be cash and cash equivalents.

Fair Value of Financial Instruments--Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs and to minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value within the hierarchy are as follows:

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

Accounts Receivable, Earned Discounts, and Allowance for Uncollectible Accounts--Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers, net of earned discounts and estimated allowances for uncollectible accounts. Earned discounts are based on specific customer agreement terms. In determining allowances for uncollectible accounts, historical collection experience, current trends and reasonable, supportable future forecasts, aging of accounts receivable, and periodic credit evaluations of customers’ financial condition are reviewed.

Inventories--Inventories are stated at the lower of cost or net realizable value. The majority of the cost of domestic and foreign inventories is determined using the first in, first out (FIFO) method with a portion of inventory costs determined using the average cost method. The Company reviews its inventories for excess or obsolete products or components based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts.

Property, Plant, and Equipment--Property, plant, and equipment are stated at historical cost. The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use, which are included in property, plant, and equipment. Depreciation of property, plant and equipment is calculated on a straight line basis over the following estimated useful lives:

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

The Company’s depreciation expense was $33.1 million, $30.2 million, and $27.1 million in 2022, 2021, and 2020, respectively.

Leases--The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and determines whether it is an operating or financing lease. Operating and financing leases result in the Company recording a right-of-use ("ROU") asset, current lease liability, and long term lease liability on its balance sheet. The Company has elected to not present leases with an initial term of 12 months or less on the balance sheet. The ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. Initial direct costs and lease incentives are generally not material when measuring the ROU asset present value. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

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

Goodwill and Other Intangible Assets--Goodwill is tested at the reporting unit level. In assessing the recoverability of goodwill, the Company determines the fair value of its reporting units by utilizing a combination of both the income and market valuation approaches. The income approach estimates fair value based upon future revenue, expenses, and cash flows discounted to present value. The market valuation approach estimates fair value using market multipliers of various financial measures compared to a set of comparable public companies. The fair value calculated for each reporting unit is considered a Level 3 measurement within the fair value hierarchy. An impairment exists if the carrying value of the reporting unit is higher than its fair value. The Company will test goodwill for impairment more frequently if warranted by triggering events that indicate potential impairment. The Company completed its annual goodwill impairment test during the fourth quarter, using balances as of October 1.

The Company also tests indefinite-lived intangible assets, primarily trade names, for impairment on an annual basis during the fourth quarter of each year, using balances as of October 1, or more frequently as warranted by triggering events that indicate potential impairment. In assessing the recoverability of the trade names, the Company determines the fair value using an income approach. The income approach estimates fair value based upon future revenue and estimated royalty rates, discounted to present value. The fair value calculated for indefinite-lived intangible assets is considered a Level 3 measurement within the fair value hierarchy. An impairment exists if the carrying value of the trade names is higher than the fair value, and the Company would record an impairment charge for the difference.

Amortization is recorded and calculated for definite-lived intangible assets on a basis that reflects cash flows over the estimated useful lives. The estimated useful lives over which each intangible class is amortized is as follows:

Customer relationships	13 - 20 years
Patents	17 years
Technology	15 years
Trade names	5 - 20 years
Other	5 - 8 years

Definite-lived intangible assets are evaluated for impairment whenever a triggering event, including a significant change in the use of the asset or unexpected change in financial condition, occurs that indicates the carrying value may be impaired. The Company tests for impairment at the asset group level by comparing the carrying value of an asset group that includes the applicable definite lived intangible asset(s) to that asset group's undiscounted future cash flows. An impairment exists if the carrying value of the definite-lived intangible assets is higher than the fair value, and the Company would record an impairment charge for the difference.

Warranty Obligations--The Company provides warranties on most of its products. The warranty terms vary but are generally 2 years to 5 years from the date of manufacture or 1 year to 5 years from the date of installation. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. The Company actively studies trends of warranty claims and takes actions to improve product quality and minimize warranty claims.

Income Taxes--Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company records a liability for uncertain tax positions by establishing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Earnings Per Common Share--The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards and non-employee deferred shares.

Translation of Foreign Currency Financial Statements--All assets and liabilities of foreign subsidiaries in functional currency other than the U.S. dollar are translated at year-end exchange rates with the exception of the non-monetary assets and liabilities in countries with highly inflationary economies, which are translated at historical exchange rates. All revenue and expense accounts are translated at average rates in effect during the respective period with the exception of expenses related to the non-monetary assets and liabilities, which are translated at historical exchange rates. Transaction gains and losses and highly inflationary accounting adjustments are included in “Foreign exchange income/(expense)” within the Company’s consolidated statements of income, as incurred.

In the second quarter of 2022, the Company concluded that Turkey represents a highly inflationary economy as its projected three-year cumulative inflation rate exceeds 100 percent. As a result, the Company started remeasuring the financial statements for the Company’s Turkish operations in accordance with the highly inflationary accounting rules in FASB ASC 830, Foreign Currency Matters, as of April 1, 2022. As a result, all gains and losses resulting from the remeasurement of the financial results of operations and other transactional foreign exchange gains and losses are reflected in earnings rather than as a component of the Company’s comprehensive income within shareholders’ equity. Additionally, the Company’s operations in Argentina have also been accounted for using the highly inflationary accounting rules since the date they were acquired in 2018.

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

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In August 2020, the FASB issued Accounting Standards Update ("ASU") 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for various convertible instruments and reduces form-over-substance-based accounting conclusions for the derivatives scope exception for contracts in an entity’s own equity. The FASB also updated Earnings Per Share (“EPS”) guidance under Topic 260 by requiring an entity to consider the potential effect of share settlement in the diluted EPS calculation for instruments that may be settled in cash or shares as well as other amendments. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021 with early adoption permitted but no earlier than fiscal years beginning after December 15, 2020. The guidance should be adopted at the beginning of a fiscal year. ASU 2020-06 should be applied on either a retrospective or modified retrospective basis. The Company adopted the standard effective January 1, 2022 using the modified retrospective approach, and it did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 has deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 due to the UK Financial Conduct Authority (FCA) announcing that the intended cessation date of the overnight 1, 3, 6 and 12 month tenors of the USD LIBOR would not be until June 30, 2023, which is beyond the original sunset date. ASU 2022-06 is effective upon issuance and should be applied on a prospective basis. The Company adopted the standard effective December 21, 2022, the issuance date, and it did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 creates the obligation for a company that uses a supplier finance program to purchase goods or services to disclose qualitative and quantitative information about its supplier finance program(s). This will allow financial statement users to better consider the effect of the program(s) on the entity's working capital, liquidity and cash flow over time. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023 with early adoption permitted. ASU 2022-04 should be applied retrospectively to each period in which a balance sheet is presented except for the amendment on rollforward information, which should be applied prospectively. The Company plans to adopt this ASU on January 1, 2023 and does not anticipate the adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

3. ACQUISITIONS
2022
During the fourth quarter ended December 31, 2022, the Company acquired 100 percent of the ownership interests of Casper Well Products ("Casper") for a purchase price of $2.0 million after working capital adjustments. Casper conducts the sale and distribution of pumps, drilling equipment, tanks, pipe, accessories and other equipment used in drilling water wells and distribution of water-related products. The fair value of the assets acquired and liabilities assumed is preliminary as of December 31, 2022. In addition, the Company has not presented separate results of operations of the acquired company since the closing of the acquisition or combined pro forma financial information of the Company and the acquired interest since the beginning of 2021, as the results of operations for this acquisition are immaterial.

2021
During the fourth quarter ended December 31, 2021, the Company acquired 100 percent of the ownership interests of B&R Industries, Inc. ("B&R"), a water treatment equipment provider located in Mesa, Arizona, for a cash purchase price of $16.3 million after purchase price adjustments based on the level of working capital acquired. B&R will be included as part of the Water Systems segment of the Company. The Company also acquired, in a separate transaction, 100 percent of the ownership interests of Blake Group Holdings, Inc. ("Blake"), a professional groundwater distributor operating in the northeast United States for a cash purchase price of $28.5 million after purchase price adjustments based on the level of working capital acquired. Blake is included as part of the Distribution segment of the Company. The fair value of the assets acquired and liabilities assumed for both acquisitions were considered final as of December 31, 2022.

During the third quarter ended September 30, 2021, the Company acquired 100 percent of the ownership interests of Minetuff Dewatering Pumps Australia Pty Ltd ("Minetuff") for a cash purchase price of $13.7 million after purchase price adjustments based on the level of working capital acquired. Minetuff manufactures and sells submersible pumps, spare parts, and accessories to the mining industry and expands the Company’s existing product offerings and channel access in the Water Systems segment. The fair value of the assets acquired and liabilities assumed for the acquisition were considered final as of September 30, 2022.

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

In another separate transaction during the quarter ended June 30, 2021, the Company acquired all of the assets of Atlantic Turbine Pump, LLC, a Georgia-based company, which is included in the Distribution segment of the Company. The Company recorded fair values that exceeded the acquisition price by $0.4 million, representing a bargain purchase gain due to favorable market conditions that was recorded within the "Other income/(expense), net" line in the consolidated statements of income for the year ended December 31, 2021.

The combined, all-cash purchase price for all acquisitions in the second quarter of 2021 was $185.5 million after purchase price adjustments based on the level of working capital acquired. The fair value of the assets acquired and liabilities assumed for all acquisitions were considered final as of June 30, 2022.

The identifiable intangible assets recognized in the separate transactions in 2021 were $132.1 million and consist primarily of customer relationships and trade names from New Aqua of $93.2 million. The intangible assets are being amortized using the straight-line method over 12 - 20 years.

The goodwill of $66.0 million resulting from the acquisitions in 2021 consists primarily of expanded geographical presence and product channel expansion. Goodwill deductible for tax purposes is $62.7 million from the acquisitions in 2021. Goodwill was recorded in the Water Systems, Fueling Systems, and Distribution segments (see Note 6 - Goodwill and Other Intangible Assets).

The final purchase price assigned to the major identifiable assets acquired and liabilities assumed for all acquisitions in 2021 on an aggregated basis is as follows:

(In millions)
Assets:
Inventory	$34.3
Intangible assets	132.1
Goodwill	66.0
Other assets	39.0
Total assets	271.4
Liabilities	27.0
Less: Bargain purchase gain	0.4
Total consideration paid	$244.0

For all acquisitions in 2021, aggregated annual revenue for the full year 2020 was $191.3 million, which would be incremental to the Company's revenue had the acquisitions occurred on the first day of 2020. Since acquisition in 2021, aggregate revenue was $72.5 million for the year ended December 31, 2021. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for all acquisitions is immaterial to the Company's consolidated financials.

2020
During the fourth quarter ended December 31, 2020, the Company acquired 100 percent of the ownership interests of Gicon Pumps & Equipment, Inc., a professional groundwater distributor operating seven locations in the state of Texas for a purchase price of $28.1 million after working capital adjustments. The fair value of the assets acquired and liabilities assumed exceeded the purchase price by $6.1 million, representing a bargain purchase gain. This gain was attributable to favorable market conditions and is recorded within the "Other income/(expense), net" line in the consolidated statements of income for the year ended December 31, 2021. In a separate transaction during the fourth quarter ended December 31, 2020, the Company acquired 100 percent of the ownership interests in Waterite Inc. and its affiliate Waterite America Inc., headquartered in Winnipeg, Manitoba, Canada, for a purchase price of $21.9 million after working capital adjustments. The fair value of the assets acquired and liabilities assumed for both acquisitions were considered final as of December 31, 2021. In addition, the Company has not presented separate results of operations of the acquired companies since closing or combined pro forma financial information of the Company and the acquired interests since the beginning of 2020, as the results of operations for both acquisitions are immaterial to the Company's consolidated financials.

During the first quarter ended March 31, 2020, the Company acquired all of the assets of a company that manufactures line shaft turbines and other adjacent product lines for a purchase price of $5.9 million after working capital adjustments. The fair value of the assets acquired and liabilities assumed were considered final as of March 31, 2021. In addition, the Company has not presented separate results of operations of the acquired company since closing or combined pro forma financial information of the Company and the acquired interest since the beginning of 2020, as the results of operations for this acquisition is immaterial.

The identifiable intangible assets recognized in the separate transactions in 2020 were $14.9 million, and consist primarily of customer relationships, which are being amortized utilizing the straight-line method over 15 years.
The goodwill of $10.2 million resulting from the separate acquisitions in 2020 consists primarily of the benefits of complementary product offerings and expanded geographical presence. Goodwill was recorded in the Water segment, and only a portion ($1.4 million) is expected to be deductible for tax purposes.

Transaction costs for all acquisition related activity were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs are included in the "Selling, general, and administrative expenses" line of the Company’s consolidated statements of income and were $0.2 million, $0.9 million, and $0.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

4. FAIR VALUE MEASUREMENTS
As of December 31, 2022 and December 31, 2021, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7.9	$7.9	$—	$—
Total assets	$7.9	$7.9	$—	$—

Liabilities:
Share swap transaction	$0.1	$0.1	$—	$—
Total liabilities	$0.1	$0.1	$—	$—

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5.3	$5.3	$—	$—
Share swap transaction	$0.6	0.6	$—	$—
Total assets	$5.9	$5.9	$—	$—

The Company’s Level 1 cash equivalents assets are generally comprised of foreign bank guaranteed certificates of deposit and short term deposits. The share swap transaction is recorded within the "Accounts Payable" and "Receivables" lines of the consolidated balance sheets and is further described in Note 5 - Financial Instruments. The Company has no assets measured on a recurring basis classified as Level 2 or Level 3 excluding the recurring fair value measurements in the Company's pension and other retirement plans as discussed in Note 7 - Employee Benefit Plans.

Total debt, including current maturities, have carrying amounts of $216.1 million as of December 31, 2022 and $188.5 million at December 31, 2021. The estimated fair value of all debt was $213.2 million and $196.1 million as of December 31, 2022 and December 31, 2021, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (“the swap”) to mitigate the Company’s exposure to these fluctuations in the Company’s stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. As of December 31, 2022, the swap had a notional value based on 225,000 shares. For the years ended December 31, 2022, December 31, 2021, and December 31, 2020, the swap resulted in a loss of $3.4 million, a gain of $6.2 million, and a gain of $3.2 million, respectively. Gains and losses resulting from the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company’s consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. As of December 31, 2022, the Company had a notional amount of $10.3 million in forward currency contracts outstanding and the related fair value of those contracts was not material. For the year ended December 31, 2022, the forward currency contracts resulted in a gain of $1.2 million, respectively. This is recorded in the Company's consolidated statements of income within the "Foreign exchange income/(expense)" line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	$251.6	$(101.5)	$255.1	$(88.8)
Patents	7.3	(7.3)	7.3	(7.3)
Technology	7.5	(7.4)	7.5	(7.3)
Trade names	41.8	(3.7)	42.1	(1.5)
Other	3.4	(2.7)	2.8	(2.7)
Total	$311.6	$(122.6)	$314.8	$(107.6)
Unamortizing intangibles:
Trade names	42.3	—	42.5	—
Total intangibles	$353.9	$(122.6)	$357.3	$(107.6)

Amortization expense related to intangible assets for the years ended December 31, 2022, 2021, and 2020, was $17.2 million, $14.4 million, and $9.4 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2023	2024	2025	2026	2027
	$16.9	$16.7	$15.9	$15.0	$13.5

The change in the carrying amount of goodwill by reportable segment for 2022 and 2021, is as follows:

(In millions)	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2020	$161.5	$67.7	$37.5	$266.7
Acquisitions	55.4	3.0	7.5	65.9
Adjustments to prior year acquisitions	(0.1)	—	—	(0.1)
Foreign currency translation	(2.9)	—	—	(2.9)
Balance as of December 31, 2021	$213.9	$70.7	$45.0	$329.6
Acquisitions	—	—	1.2	1.2
Adjustments to prior year acquisitions	0.5	—	(0.4)	0.1
Foreign currency translation	(2.5)	(0.4)	—	(2.9)
Balance as of December 31, 2022	$211.9	$70.3	45.8	$328.0

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of December 31, 2022, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2022 measurement date for these plans. One of the Company’s domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees. Both domestic plans were frozen as of December 31, 2011. The two domestic and three German plans collectively comprise the ‘Pension Benefits’ disclosure caption.

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

(In millions)	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Accumulated benefit obligation, end of year	$133.2	$171.6	$6.0	$7.7

Change in projected benefit obligation:
Benefit obligation, beginning of year	$175.2	$188.9	$7.7	$8.5
Service cost	0.7	0.7	—	—
Interest cost	3.3	2.7	0.1	0.1
Actuarial (gain)/loss	(32.5)	(4.3)	(1.1)	(0.1)
Settlements paid	(0.3)	—	—	—
Benefits paid	(9.7)	(10.9)	(0.7)	(0.8)
Foreign currency exchange	(1.5)	(1.9)	—	—
Benefit obligation, end of year	$135.2	$175.2	$6.0	$7.7

Change in plan assets:
Fair value of assets, beginning of year	$143.9	$153.3	$—	$—
Actual return on plan assets	(20.9)	1.3	—	—
Company contributions	0.5	0.5	0.7	0.8
Settlements paid	(0.3)	—	—	—
Benefits paid	(9.7)	(10.9)	(0.7)	(0.8)
Foreign currency exchange	(0.1)	(0.3)	—	—
Plan assets, end of year	$113.4	$143.9	$—	$—

Funded status	$(21.8)	$(31.3)	$(6.0)	$(7.7)

Amounts recognized in balance sheet:
Non current assets	$3.6	$1.6	$—	$—
Current liabilities	(0.5)	(0.5)	(0.7)	(0.7)
Non current liabilities	(24.9)	(32.4)	(5.3)	(7.0)
Net liability, end of year	$(21.8)	$(31.3)	$(6.0)	$(7.7)

Amount recognized in accumulated other comprehensive income/(loss):
Prior service cost	$—	$—	$—	$—
Net actuarial loss	40.4	47.8	(0.3)	0.6
Settlement	—	0.6	—	—
Total recognized in accumulated other comprehensive income/(loss)	$40.4	$48.4	$(0.3)	$0.6

As of December 31, 2022, the pension benefits' aggregate accumulated benefit obligation and benefit obligation in excess of plan assets was $27.9 million and $29.8 million, respectively and as of December 31, 2021, was $33.9 million and $37.5 million, respectively. As of December 31, 2022 and December 31, 2021, the aggregate fair value of plan assets related to the accumulated benefit obligation and benefit obligation was $4.4 million and $4.6 million, respectively.

The following table sets forth other changes in plan assets and benefit obligation recognized in other comprehensive income for 2022 and 2021:

(In millions)	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Net actuarial (gain)/loss	$(5.5)	$(0.1)	$(1.1)	$(0.2)
Amortization of:
Net actuarial loss	(5.6)	(3.7)	(0.1)	(0.2)
Prior service credit	—	—	—	—
Settlement recognition	—	(0.6)	—	—
Deferred tax asset	3.3	1.4	0.3	0.1
Foreign currency exchange	(0.1)	(0.3)	—	—
Total recognized in other comprehensive income	$(7.9)	$(3.3)	$(0.9)	$(0.3)

The increased discount rate is the largest contributor to the net actuarial gains affecting the benefit obligation for the defined benefit pension plans.

Weighted-average assumptions used to determine domestic benefit obligations:

	Pension Benefits				Other Benefits
	2022		2021		2022	2021
Discount rate	5.15%		2.68%		5.08%	2.57%
Rate of increase in future compensation	—%	*	—%	*	2.00 - 9.00% (Graded)	2.00 - 9.00% (Graded)

*No rate of increases in future compensation were used in the assumptions for 2022 and 2021, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation. The weighted-average interest crediting rate of the cash balance component of the domestic Pension Plan was 4.5 percent for 2022, 2021, and 2020 and is based on the approximate 30-year Treasury rate as of November of the prior year with a minimum of 4.5 percent.

Assumptions used to determine domestic periodic benefit cost:

	Pension Benefits						Other Benefits
	2022		2021		2020		2022	2021	2020
Discount rate	2.79%		2.41%		3.17%		2.57%	2.12%	2.99%
Rate of increase in future compensation	—%	*	—%	*	—%	*	2.00 - 9.00% (Graded)	2.00 - 9.00% (Graded)	2.00 - 9.00% (Graded)
Expected long-term rate of return on plan assets	4.50%		4.00%		4.90%		—%	—%	—%

*No rate of increases in future compensation were used in the assumptions for 2022, 2021, and 2020, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation.

For the year ended December 31, 2022, the Company used the PRI-2012 aggregate mortality table, and then projected forward from 2012 using Scale MP-2021 released by the Society of Actuaries during 2021 to estimate future mortality rates based upon current data. For the year ended December 31, 2021, the Company used the PRI-2012 aggregate mortality table, and then projected forward from 2012 using Scale MP-2020 released by the Society of Actuaries during 2020 to estimate future mortality rates based upon current data.

The following table sets forth the aggregated net periodic benefit cost for all defined benefit plans for 2022, 2021, and 2020:

(In millions)	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Service cost	$0.7	$0.7	$0.7	$—	$—	$—
Interest cost	3.3	2.7	4.3	0.1	0.1	0.2
Expected return on assets	(6.1)	(5.5)	(6.8)	—	—	—
Amortization of:
Transition obligation	—	—	—	—	—	—
Settlement cost	—	—	—	—	—	—
Prior service cost	—	—	—	—	—	—
Actuarial loss	5.6	4.3	3.7	0.1	0.2	0.1
Settlement cost	—	—	—	—	—	—
Net periodic benefit cost	$3.5	$2.2	$1.9	$0.2	$0.3	$0.3

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

Risk management and continuous monitoring requirements are met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations, asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption. As of December 31, 2022 and December 31, 2021, funds were invested in equity, fixed income, and other investments as follows:

	Target Percentage	Plan Asset Allocation at Year-End
Asset Category	at Year-End 2022	2022	2021
Equity securities	18%	18%	18%
Fixed income securities	78%	78%	78%
Other	4%	4%	4%
Total	100%	100%	100%

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

Asset class assumptions are set using a combination of empirical and forward-looking analysis for long-term rate of return on plan assets. A variety of models are applied for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized. This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that are more likely to prevail over long periods. With that, the Company has assumed an expected long-term rate of return on plan assets of 5.70 percent for the 2023 net periodic benefit cost, up from 4.50 percent in the prior year.

The Company uses the Aon Hewitt AA Above Median curve to determine the discount rate. All cash flow obligations under the plan are matched to bonds in the Aon Hewitt universe of liquid, high-quality, non-callable / non-puttable corporate bonds with outliers removed. From that matching exercise, a discount rate is determined.

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

The fair values of the Company’s pension plan assets for 2022 and 2021 by asset category are as follows:

(In millions)	2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
International equity mutual funds	$20.1	$20.1	$—	$—
Fixed income
U.S. treasury and government agency securities	19.2	—	19.2	—
Fixed income mutual funds	69.0	69.0	—	—
Other
Insurance contracts	4.4	—	4.4	—
Cash and equivalents	0.7	0.7	—	—
Total	$113.4	$89.8	$23.6	$—

(In millions)	2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
International equity mutual funds	$26.7	$26.7	$—	$—
Fixed income
U.S. treasury and government agency securities	18.4	—	18.4	—
Fixed income mutual funds	93.4	93.4	—	—
Other
Insurance contracts	4.7	—	4.7	—
Cash and equivalents	0.7	0.7	—	—
Total	$143.9	$120.8	$23.1	$—

The Company estimates total contributions to the plans of about $0.8 million in 2023.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in accordance with the following schedule:

(In millions)	Pension Benefits	Other Benefits
2023	$10.3	$0.7
2024	$18.9	$0.7
2025	$14.1	$0.6
2026	$9.8	$0.6
2027	$9.7	$0.6
Years 2028 through 2032	$44.6	$2.3

Defined Contribution Plans - The Company maintained two defined contribution plans during 2022, 2021, and 2020. The Company’s cash contributions are allocated to participant’s accounts based on investment elections.

The following table sets forth Company contributions to the defined contribution plans:

(In millions)	2022	2021	2020
Company contributions to the plans	$11.4	$8.9	$7.3

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	2022	2021
Salaries, wages, and commissions	$57.9	$62.3
Product warranty costs	11.2	10.5
Insurance	1.7	2.3
Employee benefits	13.5	11.9
Other	36.3	28.4
	$120.6	$115.4
9. INCOME TAXES
Income before income taxes consisted of the following:

(In millions)	2022	2021	2020
Domestic	$157.6	$113.1	$74.1
Foreign	77.6	76.6	49.6
	$235.2	$189.7	$123.7

The income tax provision/(benefit) from continuing operations consisted of the following:

(In millions)	2022	2021	2020
Current:
Federal	$25.3	$15.9	$11.9
Foreign	15.3	15.7	12.3
State	7.0	3.0	2.6
Total current	47.6	34.6	26.8
Deferred:
Federal	(0.1)	(0.7)	(0.2)
Foreign	(2.6)	(0.1)	(4.0)
State	1.5	0.9	(0.1)
Total deferred	$(1.2)	$0.1	$(4.3)
	$46.4	$34.7	$22.5

A reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	2022	2021	2020
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.9	1.7	1.5
Foreign operations	(0.5)	0.2	0.3
R&D tax credits	(0.4)	(0.5)	(0.7)
Uncertain tax position adjustments	0.1	0.2	0.1
Valuation allowance on state and foreign deferred tax	(0.6)	(0.6)	1.7
Share-based compensation	(0.7)	(2.3)	(0.8)
Realized foreign currency loss	—	—	(4.0)
Other items	(0.5)	(0.6)	0.7
Foreign Derived Intangible Income	(2.6)	(1.9)	(2.6)
Nondeductible officers compensation	1.0	1.1	1.0
Effective tax rate	19.7%	18.3%	18.2%

The effective tax rate continues to be lower than the statutory rate of 21 percent primarily due to the recognition of the U.S. foreign-derived intangible income (FDII) provisions, certain incentives, and discrete events partially offset by state taxes.

The Company recorded discrete excess tax benefits from share-based compensation of $2.1 million in the year ended December 31, 2022.

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

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(In millions)	2022	2021
Deferred tax assets:
Accrued expenses and reserves	$14.9	$13.5
Compensation and employee benefits	15.6	19.2
Net operating losses, tax credit carryforwards, and other	14.0	17.0
Lease liability	12.6	12.2
Valuation allowance on state and foreign deferred tax	(4.9)	(6.5)
Other items	3.3	—
Total deferred tax assets	55.5	55.4
Deferred tax liabilities:
Accelerated depreciation on fixed assets	14.5	12.0
Amortization of intangibles	51.1	51.2
Lease right-of-use asset, net	12.6	12.2
Other items	0.3	0.5
Total deferred tax liabilities	78.5	75.9
Net deferred tax liabilities	$(23.0)	$(20.5)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for certain state and foreign income tax purposes incurred over the 3-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth.

On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $4.9 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The Company has foreign income tax net operating loss (“NOL”) and credit carryforwards of $9.1 million and state income tax NOL and credit carryforwards of $4.9 million, which will expire on various dates as follows:

(In millions)
2022-2024	$0.7
2025-2029	3.7
2030-2034	0.7
2035-2039	0.4
Unlimited	8.5
$14.0

The Company believes that it is more likely than not that the benefit from certain foreign NOL carryforwards as well as certain state credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $3.4 million on the deferred tax assets related to these foreign NOL carryforwards and a valuation allowance of $1.5 million on the deferred tax assets related to these state credit carryforwards.

As of December 31, 2022, the Company has estimated accumulated undistributed earnings generated by the Company's foreign subsidiaries of approximately $454.9 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign and state taxes. The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. The Company, therefore, has not recorded a deferred tax liability of approximately $5.9 million.

As of the beginning of 2022, the Company had gross unrecognized tax benefits of $0.9 million, excluding accrued interest and penalties. The unrecognized tax benefits increased due to uncertain tax positions identified in the current year based on evaluations made during 2022, which were offset by statute expirations. The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $0.9 million as of December 31, 2022.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2022, 2021, and 2020 (excluding interest and penalties) is as follows:

(In millions)	2022	2021	2020
Beginning balance	$0.9	$0.6	$0.4
Additions for tax positions of the current year	0.1	0.3	0.6
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Statute expirations	(0.1)	—	(0.4)
Settlements	—	—	—
Ending balance	$0.9	$0.9	$0.6

If recognized, each annual effective tax rate would be affected by the net unrecognized tax benefits of $0.9 million, $0.9 million, and $0.6 million as of year-end 2022, 2021, and 2020, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has accrued interest and penalties as of December 31, 2022, December 31, 2021, and December 31, 2020 of approximately $0.2 million, $0.1 million, and less than $0.1 million, respectively.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With few exceptions, as of December 31, 2022, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2019 and is no longer subject to foreign or state income tax examinations by tax authorities for years before 2017.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the expiration of a statute of limitation. Based on the current audits in process and pending statute expirations, the payment of taxes as a result could be up to $0.6 million.

10. DEBT
Debt consisted of the following:

(In millions)	2022	2021
New York Life Agreement	$75.0	$75.0
Credit Agreement	122.8	96.6
Tax increment financing debt	15.3	16.5
Foreign subsidiary debt	3.1	0.5
Other	—	0.1
Less: unamortized debt issuance costs	(0.1)	(0.2)
	216.1	188.5
Less current maturities	(126.8)	(98.0)
Long-term debt	$89.3	$90.5

Debt outstanding at December 31, 2022, excluding unamortized debt issuance costs, matures as follows:

(In millions)	Total	2023	2024	2025	2026	2027	Thereafter
Debt	$216.2	$126.8	$1.4	$76.4	$1.5	$1.4	$8.7

New York Life Agreement
On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the “New York Life Agreement”) for $150.0 million maximum aggregate principal borrowing capacity. On October 28, 2016, the Company entered into the First Amendment to the Note Purchase and Private Shelf Agreement. The Amendment was intended to make the covenants within the New York Life Agreement consistent with the covenants that were modified in the Third Amended and Restated Credit Agreement (the “Credit Agreement”). On September 26, 2018, the Company entered into the Second Amendment to the Note Purchase and Private Shelf Agreement which increased the aggregate borrowing capacity to $200.0 million and authorized the issuance of $75.0 million of fixed rate senior noted due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable rate indebtedness with New York Life. On July 30, 2021, the New York Life agreement was renewed and expires on July 30, 2024. As of December 31, 2022, there was $125.0 million of remaining borrowing capacity under the New York Life Agreement.

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

Prudential Agreement
On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”) in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and had, at issuance, an average life of 10 years with a final maturity in 2019. On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million. On December 14, 2011, the Company entered into Amendment No. 4 to the Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Agreement. On December 31, 2012, the Company and Prudential Insurance Company of

America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to extend the effective date to December 31, 2015. On May 5, 2015, the Company entered into Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to increase the total borrowing capacity from $200.0 million to $250.0 million. On October 28, 2016, the Company entered into Amendment No. 1 to the Third Amended and Restated Note Purchase and Private Shelf Agreement. This amendment was intended to make the covenants within the Prudential Agreement consistent with the covenants that were modified in the Credit Agreement (below). On July 30, 2021, the Company entered into the Fourth Amended and Restated Note Purchase and Private Shelf Agreement, which reduced the borrowing capacity to $150.0 million and expires on July 30, 2024. As of December 31, 2022, the Company has $150.0 million borrowing capacity available under the Prudential Agreement.

Credit Agreement
On May 13, 2021, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement extended the maturity date of the Company’s previous credit agreement to May 13, 2026, and decreased the commitment amount from $300.0 million to $250.0 million. On May 11, 2022, the Company entered into Amendment No. 1 that increased the commitment amount from $250.0 million to $350.0 million. The Credit Agreement provides that the Borrowers may request an increase in the aggregate commitments by up to $125.0 million (not to exceed a total commitment of $475.0 million) subject to the conditions contained therein. All of the Company’s present and future material domestic subsidiaries unconditionally guaranty all of the Borrowers’ obligations under and in connection with the Credit Agreement. Additionally, the Company unconditionally guaranties all of the obligations of Franklin Electric B.V. under the Credit Agreement. Under the Credit Agreement, the Borrowers are required to pay certain fees, including a facility fee of 0.100 percent to 0.275 percent (depending on the Company’s leverage ratio) of the aggregate commitment, payable quarterly in arrears. USD loans may be made either at (i) a Secured Overnight Financing Rate (SOFR) Term Benchmark, with a zero percent floor, plus an applicable margin of 0.950 percent to 1.975 percent (depending on the Company's leverage ratio) or (ii) an alternative base rate as defined in the Credit Agreement. EUR loans may be made in Euro Interbank Offer Rate (EURIBOR) Term Benchmark, with a zero percent floor, plus an applicable margin of 0.850 percent to 1.875 percent (depending on the Company’s leverage ratio) or (ii) an alternative base rate as defined in the Credit Agreement.

As of December 31, 2022, the Company had $122.8 million outstanding borrowings with a weighted-average interest rate of 5.0 percent, $4.0 million in letters of credit outstanding, and $223.2 million of available capacity under the Credit Agreement. As of December 31, 2021, the Company had $96.6 million outstanding borrowings, $4.1 million in letters of credit outstanding, and $149.3 million of available capacity under the Credit Agreement.

The Company also has lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $22.0 million. As of December 31, 2022, there were $2.7 million of outstanding borrowings and $19.3 million of available capacity under these lines of credit. As of December 31, 2021, there were $20.7 million overdraft lines of credit with no outstanding borrowings and $20.7 million of available capacity under these lines of credit.
Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Credit Agreement, the Prudential Agreement, the Project Bonds, and the New York Life Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of December 31, 2022.

11. SHAREHOLDERS’ EQUITY
Authorized Shares
The Company has the authority to issue 65,000,000, $.10 par value common shares.

The Company also has the authority to issue 100,000 preference shares with no par value and 5,000,000 preferred shares with no par value. No preference or preferred shares have been issued.

Share Repurchases
During 2022, 2021, and 2020, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(In millions, except share amounts)	2022	2021	2020
Repurchases	$36.3	$15.3	$15.2
Shares	453,207	192,509	322,147

The Company retired shares in the amount of 63,133, 126,332, and 79,663 in 2022, 2021, and 2020, respectively, that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards. The Company also retired shares in the amount of 16,839, 2,511, and 22,438, in 2022, 2021, and 2020, respectively that had been previously granted as stock awards to employees but were forfeited upon not meeting the required restriction criteria or termination.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss), net of tax, by component are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments	Total
Balance, December 31, 2019	$(140.2)	$(50.0)	$(190.2)
Other comprehensive income/(loss) before reclassifications	(12.0)	—	(12.0)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)(2)	—	(2.6)	(2.6)
Net other comprehensive income/(loss)	(12.0)	(2.6)	(14.6)
Balance, December 31, 2020	$(152.2)	$(52.6)	$(204.8)
Other comprehensive income/(loss) before reclassifications	(27.4)	—	(27.4)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)(2)	—	3.6	3.6
Net other comprehensive income/(loss)	(27.4)	3.6	(23.8)
Balance, December 31, 2021	$(179.6)	$(49.0)	$(228.6)
Other comprehensive income/(loss) before reclassifications	(11.7)	4.9	(6.8)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)(2)	—	4.0	4.0
Net other comprehensive income/(loss)	(11.7)	8.9	(2.8)
Balance, December 31, 2022	$(191.3)	$(40.1)	$(231.4)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 - Employee Benefit Plans for additional details) and is included in the “Other income/(expense), net” line of the Company’s consolidated statements of income.

(2) Net of tax (benefit)/expense of $1.8 million, $1.5 million and $(1.1) million for 2022, 2021, and 2020, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	2022	2021	2020
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$187.3	$153.9	$100.5
Less: Earnings allocated to participating securities	0.7	0.9	0.7
Net income available to common shareholders	$186.6	$153.0	$99.8
Denominator:
Basic weighted average common shares outstanding	46.3	46.4	46.2
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.7	0.6	0.5
Diluted weighted average common shares outstanding	47.0	47.0	46.7
Basic earnings per share	$4.02	$3.29	$2.16
Diluted earnings per share	$3.97	$3.25	$2.14

There were 0.1 million, 0.1 million, and 0.2 million stock options outstanding as of 2022, 2021, and 2020, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

The Company recognizes share-based compensation expense only for the portion of shares that it expects to vest. As such, an estimated forfeiture rate is applied to calculate the stock-based compensation expense, which is based on historical forfeiture data. The total share-based compensation expense recognized in 2022, 2021, and 2020 was $11.0 million, $11.7 million, and $10.1 million, respectively.

Stock Options:
Under the above plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant, and the options expire 10 years after the date of the grant. Options vest at 33 percent a year and become fully vested and fully exercisable after 3 years. Vesting is accelerated upon death or disability. Subject to the terms of the plans, in general, the aggregate option exercise price and any applicable tax withholding may be satisfied in cash or its equivalent, by the plan participant’s delivery of shares of the Company’s common stock having a fair market value at the time of exercise equal to the aggregate option exercise price and/or the applicable tax withholding or by having shares otherwise subject to the award withheld by the Company or via cashless exercise through a broker-dealer.

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

The table below provides the weighted average grant-date fair values and key assumptions used for the Black-Scholes model to determine the fair value of options granted during 2022, 2021, and 2020:

	2022	2021	2020
Risk-free interest rate	1.87%	0.66%	1.39%
Dividend yield	0.93%	0.96%	1.04%
Volatility factor	33.88%	34.98%	29.45%
Expected term	5.5 years	5.5 years	5.5 years
Weighted average grant-date fair value of options	$26.05	$21.70	$15.63

A summary of the Company’s outstanding stock option activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Stock Options
Outstanding at beginning of 2022	1,043	$49.21
Granted	110	83.90
Exercised	(90)	42.64
Forfeited	(20)	73.76
Expired	(3)	73.14
Outstanding at end of 2022	1,040	$52.91	5.27 years	$28,342
Expected to vest after applying forfeiture rate	1,039	$52.88	5.27 years	$28,339
Vested and exercisable at end of period	807	$46.57	4.39 years	$26,790

(In millions)	2022	2021	2020
Intrinsic value of options exercised	$3.7	$20.7	$3.3
Cash received from the exercise of options	3.9	15.5	3.7
Fair value of shares vested	3.1	3.9	2.9
Tax benefit of options exercised	0.9	5.1	0.8

As of December 31, 2022, there was $0.9 million of total unrecognized compensation cost related to non-vested stock options granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.38 years.

Stock/Stock Unit Awards:
Under the 2017 Stock Plan, non-employee directors and employees may be granted stock awards and stock units. Stock awards to non-employee directors are generally fully vested when made. Stock/stock unit awards to employees cliff vest over 3 years

(subject to accelerated vesting of a pro rata portion in the case of retirement, death or disability) and may be contingent on the attainment of certain performance goals. Dividends are paid to the recipient prior to vesting, except that dividends on performance-based stock awards under the 2012 Stock Plan and the 2017 Stock Plan will be paid only to the extent the performance goals are met.

Stock/stock unit awards granted to retirement eligible employees are expensed over the vesting period. Compensation cost for the performance stock/stock unit awards is accrued based on the probable outcome of specified performance conditions.

A summary of the Company’s restricted stock/stock unit award activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Restricted Stock/Stock Unit Awards
Non-vested at beginning of 2022	348	$58.20
Awarded	122	81.16
Vested	(180)	50.58
Forfeited	(26)	70.12
Non-vested at end of 2022	264	$72.90

The weighted-average grant date fair value of restricted stock/stock unit awards granted in 2022, 2021, and 2020, is $81.16, $74.23, and $59.28, respectively. The fair value of restricted stock/stock unit awards that vested in 2022, 2021, and 2020, was $9.1 million, $6.1 million, and $4.7 million, respectively.

As of December 31, 2022, there was $8.6 million of total unrecognized compensation cost related to non-vested stock/stock unit awards granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.30 years.

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

Financial information by reportable business segment is included in the following summary:

Net Sales
(In millions)	2022	2021	2020
Water Systems
External sales
United States & Canada	$596.9	$460.8	$327.6
Latin America	159.3	139.5	118.5
Europe, Middle East & Africa	192.8	189.8	156.8
Asia Pacific	92.5	85.1	70.9
Intersegment sales
United States & Canada	116.0	88.4	60.9
Total sales	1,157.5	963.6	734.7
Distribution
External sales
United States & Canada	668.1	497.6	328.4
Intersegment sales	—	—	—
Total sales	668.1	497.6	328.4
Fueling Systems
External sales
United States & Canada	242.6	198.5	158.2
All other	91.5	90.6	86.9
Intersegment sales	—	—	—
Total Sales	334.1	289.1	245.1

Intersegment Eliminations/Other	(116.0)	(88.4)	(60.9)
Consolidated	$2,043.7	$1,661.9	$1,247.3

Operating income (loss)
	2022	2021	2020
Water Systems	$172.3	$139.1	$114.4
Distribution	54.5	35.9	11.5
Fueling Systems	96.8	79.5	63.4
Intersegment Eliminations/Other	(66.4)	(65.3)	(58.8)
Consolidated	$257.2	$189.2	$130.5

	Total assets			Depreciation
	2022	2021	2020	2022	2021	2020
Water Systems	$1,017.5	$894.4	$645.9	$20.4	$19.8	$18.7
Distribution	360.4	363.0	249.0	6.1	4.4	2.6
Fueling Systems	269.1	273.6	268.9	2.5	2.2	2.1
Other	47.2	44.2	108.5	4.1	3.8	3.7
Consolidated	$1,694.2	$1,575.2	$1,272.3	$33.1	$30.2	$27.1

	Amortization			Capital expenditures
	2022	2021	2020	2022	2021	2020
Water Systems	$14.7	$11.9	$6.9	$23.4	$19.4	$16.9
Distribution	0.8	0.7	0.6	13.4	6.5	3.5
Fueling Systems	1.7	1.8	1.8	2.7	3.0	2.0
Other	—	—	0.1	1.6	1.2	0.5
Consolidated	$17.2	$14.4	$9.4	$41.1	$30.1	$22.9

Cash and property, plant and equipment are the major asset groups in “Other” of total assets for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

Financial information by geographic region is as follows:

	Net sales			Long-lived assets
(In millions)	2022	2021	2020	2022	2021	2020
United States	$1,414.1	$1,075.7	$760.6	$601.7	$604.5	$405.9
Foreign	629.6	586.2	486.7	227.6	238.4	238.3
Consolidated	$2,043.7	$1,661.9	$1,247.3	$829.3	$842.9	$644.2

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

No single customer accounted for more than 10 percent of the Company’s consolidated sales in 2022, 2021, or 2020. No single customer accounted for more than 10 percent of the Company’s gross accounts receivable in 2022 or 2021.

16. COMMITMENTS AND CONTINGENCIES
In 2011, the Company became aware of a review of alleged issues with certain underground piping connections installed in filling stations in France owned by the French Subsidiary of Exxon Mobile, Esso S.A.F. A French court ordered that a designated, subject-matter expert review 103 filling stations to determine what, if any, damages are present and the cause of those damages. The Company has participated in this investigation since 2011, along with several other third parties including equipment installers, engineering design firms who designed and provided specifications for the stations, and contract manufacturers of some of the installed equipment. In May 2022, the subject-matter expert issued its final report, which indicates that total damages incurred by Esso amounted to approximately 9.5 million Euro. It is the Company’s position that its products were not the cause of any alleged damage. The Company submitted its response to the expert's final report in February 2023. The Company cannot predict the ultimate outcome of this matter. Any exposure related to this matter is neither probable nor estimable at this time. If payments result from a resolution of this matter, depending on the amount, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

The Company is defending other various claims and legal actions which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

At December 31, 2022, the Company had $12.8 million of commitments primarily for capital expenditures and the purchase of raw materials to be used in production.

The changes in the carrying amount of the warranty accrual, as recorded in the “Accrued expenses and other current liabilities” line of the Company’s consolidated balance sheets for 2022 and 2021, are as follows:

(In millions)	2022	2021
Beginning balance	$10.5	$9.7
Accruals related to product warranties	10.4	9.7
Additions related to acquisitions	—	0.1
Reductions for payments made	(9.7)	(9.0)
Ending balance	$11.2	$10.5

The Company maintains certain warehouses, distribution centers, office space, and equipment operating leases. The Company also has lease agreements that are classified as financing. However, these financing leases are immaterial to the Company.

The components of the Company's operating lease portfolio as of 2022, 2021, and 2020 are as follows:

Lease Cost (In millions):	2022	2021	2020
Operating lease cost	$17.4	13.6	$11.4
Short-term lease cost	0.2	0.6	0.4

Other Information:
Weighted-average remaining lease term	4.2 years	4.2 years
Weighted-average discount rate	3.6%	3.9%

The Company has entered into lease agreements with aggregate future minimum payments of approximately $0.2 million that have not yet commenced as of December 31, 2022.

The future minimum rental payments for non-cancellable operating leases as of December 31, 2022, are as follows:

(In millions)	Total	2023	2024	2025	2026	2027	Thereafter
Undiscounted future minimum rental payments	$52.9	$17.1	$12.0	$8.5	$6.7	$3.9	$4.7
Less: Imputed Interest	4.1
Present value of lease liabilities	$48.8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Franklin Electric Co., Inc.
Fort Wayne, Indiana

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and Schedule II at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes – Uncertain Tax Positions — Refer to Notes 1 and 9 to the financial statements
Critical Audit Matter Description

The Company has a complex legal structure involving numerous domestic and foreign locations with constantly changing tax laws and regulations. The Company’s management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability and provision. When an uncertain tax position is identified by management, the Company must evaluate whether it is more likely to be sustained than not on the basis of its technical merits. In evaluating the tax benefits associated with the various tax filing positions, the Company records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. The evaluation of each uncertain tax position requires management to apply specialized skill, knowledge, and significant judgment related to the identified position. This significant judgment includes determining the correct value of the unrecognized tax benefit based on the selected method of measurement, data, and assumptions determined by management.

Because of the numerous taxing jurisdictions in which the Company files its tax returns and the complexity of tax laws and regulations, auditing uncertain tax positions and the determination of whether the more likely than not threshold was met requires a high degree of auditor judgment and increased extent of effort, including the involvement of our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to unrecognized tax benefits included the following, among others:
•We tested the effectiveness of controls over income taxes, including those over identifying uncertain tax positions.
•We evaluated, with the assistance of our tax specialists, a selection of underlying tax positions to evaluate the more likely than not principle as it applied to the specific underlying tax position.
•We evaluated, with the assistance of our tax specialists, the Company’s unrecognized tax positions by performing the following:
•Obtaining management memoranda, including their third-party specialist memoranda, regarding the analysis of uncertain tax positions and identifying the key judgments and evaluating whether the analysis was consistent with our interpretation of the relevant laws and regulations.
•Discussing foreign tax matters with our international tax specialists.
•Evaluating the matters raised by tax authorities in former and ongoing tax examinations and considering the implications of these matters on open tax years.
•Assessing changes and interpretation of applicable tax law.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
February 22, 2023

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded the asset acquisition of Casper Well Products (Note 3 - Acquisitions) from its assessment of internal controls over financial reporting as the acquisition occurred in 2022. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. The net sales and total assets of the current year acquisition represented was less than 1 percent of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This report appears on page 54.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Franklin Electric Co., Inc.
Fort Wayne, Indiana

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and Schedule II as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded the asset acquisition of Casper Well Products from its assessment of internal control over financial reporting as this acquisition occurred in the twelve months ended December 31, 2022. The net sales and total assets of this acquisition represented less than 1 percent each, of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at this acquired company.

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
February 22, 2023

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors and director nominees required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2023, under the headings of “PROPOSAL 1: ELECTION OF DIRECTORS” and “INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS,” and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4, or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2023, under the heading of “DELINQUENT SECTION 16(a) REPORTS” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors, the Audit Committee of the board of directors, and the Company’s code of conduct and ethics required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2023 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2023, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXERCISES AND STOCK VESTED TABLE,” “PAY VERSUS PERFORMANCE TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2023, under the headings of “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2023, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2023, under the heading “PROPOSAL 2: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2023 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this report:
1. Financial Statements - Franklin Electric Co., Inc.
Consolidated Statements of Income for the three years ended December 31, 2022
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2022
Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021
Consolidated Statements of Cash Flows for the three years ended December 31, 2022
Consolidated Statements of Equity for the three years ended December 31, 2022
Notes to Consolidated Financial Statements
2. Financial Statement Schedule - Franklin Electric Co., Inc.
Schedule II - Valuation and Qualifying Accounts
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.
3. Exhibits
Number	Description
3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 30, 2020)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company's Form 10-K filed on February 24, 2021)
10.1	Franklin Electric Co., Inc. Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 29, 2005)*
10.2	Franklin Electric Co., Inc. Amended and Restated Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on April 24, 2009)*
10.3	Franklin Electric Co., Inc. 2012 Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on May 4, 2012)*
10.4	Franklin Electric Co., Inc. 2017 Stock Plan (incorporated by reference to Exhibit A of the Company’s 2017 Proxy Statement filed on March 21, 2017)*
10.5	Franklin Electric Co., Inc. Non-employee Directors’ Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 6, 2020)*
10.6
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
10.1
Franklin Electric Co., Inc. Supplemental Retirement and Deferred Compensation Plan, as Amended and Restated Effective January 1, 2022 (incorporated by reference to Exhibit 10.9 of the Company's Form 10-K filed for the fiscal year ended December 31, 2021)*

10.11	Employment Agreement between the Company and Gregg C. Sengstack (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the fiscal year ended December 29, 2012)*
10.12	Employment Security Agreement between the Company and Jeffery L. Taylor (incorporated by reference to Exhibit 10.1 of the Company's form 10-Q filed on August 3, 2021)*
10.13	Form of Employment Security Agreement between the Company and DeLancey W. Davis and Donald P. Kenney (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 7, 2013)*

Number	Description
10.14	Employment Security Agreement between the Company and Jonathan M. Grandon (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 1, 2016)*
10.15	Employment Security Agreement between the Company and Jay J. Walsh (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the fiscal year ended December 31, 2019)*
10.16	Employment Security Agreement between the Company and Kenneth Keene (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on August 2, 2022)*
10.17	Employment Security Agreement between the Company and Brent Spikes (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on August 2, 2022)*
10.18
Form of Confidentiality and Non-Compete Agreement between the Company and Gregg C. Sengstack, Jeffery L. Taylor, DeLancey W. Davis, Donald P. Kenney, Jonathan M. Grandon, Brent Spikes, Kenneth Keene, and Jay J. Walsh (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.19
Franklin Electric Co., Inc. Executive Severance Policy, as amended and restated effective January 1, 2021 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed on December 18, 2020)*

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

10.35
Amended and Restated Note Purchase and Private Shelf Agreement by and among Franklin Electric Co., Inc., Franklin Electric B.V., NYL Investors LLC, and the purchasers named therein (incorporated by reference to Exhibit 10.5 to the Company's form 10-Q filed on August 3, 2021)

Number	Description
10.36	Issuance of Series B Notes Pursuant to the New York Life Agreement dated May 27, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on October 1, 2018)
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

21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Forward-Looking Statements
101	The following financial information from Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020 (ii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2022, 2021, and 2020, (iii) Consolidated Balance Sheets as of December 31, 2022 and 2021, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021, and 2020, (v) Consolidated Statements of Equity for the years ended December 31, 2022, 2021, and 2020, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management Contract, Compensatory Plan or Arrangement

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
2022
Allowance for doubtful accounts	$4.0	$0.1	$(0.1)	$—	$4.2
Allowance for deferred taxes	6.5	0.4	2.0	—	4.9
2021
Allowance for doubtful accounts	$4.0	$(0.3)	$0.1	$0.4	$4.0
Allowance for deferred taxes	8.3	0.6	2.4	—	6.5
2020
Allowance for doubtful accounts	$3.7	$0.2	$1.0	$1.1	$4.0
Allowance for deferred taxes	6.4	1.9	—	—	8.3

(a) Charges for which allowances were created.
(b) Primarily related to acquisitions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: February 22, 2023	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairperson and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2023.

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

/s/ Chris Villavarayan
Chris Villavarayan
Director

/s/ David M. Wathen
David M. Wathen
Director