Form 10-Q
period 2023-03-31
FRANKLIN ELECTRIC CO INC
filed 2023-05-05
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	May 2, 2023
$0.10	46,193,240 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
(In thousands, except per share amounts)	March 31, 2023	March 31, 2022

Net sales	$484,551	$451,470
Cost of sales	322,286	306,136
Gross profit	162,265	145,334
Selling, general, and administrative expenses	109,535	104,673
Restructuring expense	124	720
Operating income	52,606	39,941
Interest expense	(3,147)	(1,494)
Other income/(expense), net	409	(378)
Foreign exchange income/(expense)	(2,044)	(585)
Income before income taxes	47,824	37,484
Income tax expense	10,248	7,365
Net income	$37,576	$30,119
Less: Net (income)/loss attributable to noncontrolling interests	(251)	(354)
Net income attributable to Franklin Electric Co., Inc.	$37,325	$29,765
Earnings per share:
Basic	$0.81	$0.64
Diluted	$0.79	$0.63

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	First Quarter Ended
(In thousands)	March 31, 2023	March 31, 2022

Net income	$37,576	$30,119
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	6,494	8,592
Employee benefit plan activity	555	1,192
Other comprehensive income/(loss)	7,049	9,784
Income tax expense related to items of other comprehensive income/(loss)	(138)	(260)
Other comprehensive income/(loss), net of tax	6,911	9,524
Comprehensive income	44,487	39,643
Less: Comprehensive (income)/loss attributable to noncontrolling interests	(274)	(316)
Comprehensive income attributable to Franklin Electric Co., Inc.	$44,213	$39,327

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$51,873	$45,790
Receivables, less allowances of $3,984 and $4,211, respectively	276,503	230,404
Inventories:
Raw material	200,829	196,876
Work-in-process	32,147	30,276
Finished goods	367,675	317,828
Total inventories	600,651	544,980
Other current assets	39,018	36,916
Total current assets	968,045	858,090

Property, plant, and equipment, at cost:
Land and buildings	161,946	159,253
Machinery and equipment	303,486	297,496
Furniture and fixtures	53,055	50,264
Other	54,687	50,249
Property, plant, and equipment, gross	573,174	557,262
Less: Allowance for depreciation	(352,582)	(342,108)
Property, plant, and equipment, net	220,592	215,154
Lease right-of-use assets, net	45,622	48,948
Deferred income taxes	6,730	6,778
Intangible assets, net	227,459	231,275
Goodwill	329,330	328,046
Other assets	5,668	5,910
Total assets	$1,803,446	$1,694,201

	March 31, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$187,985	$139,266
Accrued expenses and other current liabilities	88,722	120,555
Current lease liability	15,144	15,959
Income taxes	9,730	3,233
Current maturities of long-term debt and short-term borrowings	185,280	126,756
Total current liabilities	486,861	405,769
Long-term debt	88,766	89,271
Long-term lease liability	30,346	32,858
Income taxes payable non-current	8,707	8,707
Deferred income taxes	30,893	29,744
Employee benefit plans	32,303	31,889
Other long-term liabilities	29,969	25,209

Commitments and contingencies (see Note 15)

Redeemable noncontrolling interest	633	620

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,138 and 46,193, respectively)	4,614	4,619
Additional capital	332,263	325,426
Retained earnings	980,114	969,261
Accumulated other comprehensive loss	(224,560)	(231,448)
Total shareholders' equity	1,092,431	1,067,858
Noncontrolling interest	2,537	2,276
Total equity	1,094,968	1,070,134
Total liabilities and equity	$1,803,446	$1,694,201

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022

Cash flows from operating activities:
Net income	$37,576	$30,119
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,837	12,078
Non-cash lease expense	4,239	4,181
Share-based compensation	3,912	3,985
Deferred income taxes	1,102	1,268
(Gain)/Loss on disposals of plant and equipment	104	620
Foreign exchange (income)/expense	2,044	585
Changes in assets and liabilities, net of acquisitions:
Receivables	(43,408)	(34,119)
Inventory	(50,725)	(74,690)
Accounts payable and accrued expenses	13,163	(2,753)
Operating leases	(4,239)	(4,181)
Income taxes	5,062	2,654
Employee benefit plans	422	343
Other, net	5,892	(1,401)
Net cash flows from operating activities	(12,019)	(61,311)
Cash flows from investing activities:
Additions to property, plant, and equipment	(9,563)	(9,456)
Cash paid for acquisitions, net of cash acquired	(4,990)	553
Net cash flows from investing activities	(14,553)	(8,903)
Cash flows from financing activities:
Proceeds from issuance of debt	141,671	198,556
Repayments of debt	(83,938)	(101,705)
Proceeds from issuance of common stock	2,938	343
Purchases of common stock	(17,133)	(19,319)
Dividends paid	(10,440)	(9,130)
Net cash flows from financing activities	33,098	68,745
Effect of exchange rate changes on cash and cash equivalents	(443)	(486)
Net change in cash and cash equivalents	6,083	(1,955)
Cash and cash equivalents at beginning of period	45,790	40,536
Cash and cash equivalents at end of period	$51,873	$38,581

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$1,461	$749
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$506	$1,962
Payable to sellers of acquired entities	$614	$—

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2023, and for the first quarters ended March 31, 2023 and March 31, 2022 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the first quarter ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires entities to recognize and measure contracts on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. This will improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022 with early adoption permitted. ASU 2021-08 should be applied on a prospective basis to business combinations that occur after the effective date. The Company adopted this ASU on January 1, 2023, and it did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 creates the obligation for a company that uses a supplier finance program to purchase goods or services to disclose qualitative and quantitative information about its supplier finance program(s). This will allow financial statement users to better consider the effect of the program(s) on the entity's working capital, liquidity and cash flow over time. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023 with early adoption permitted. ASU 2022-04 should be applied retrospectively to each period in which a balance sheet is presented except for the amendment on rollforward information, which should be applied prospectively. The Company adopted this ASU on January 1, 2023, and it did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows as the Company has no current supplier finance programs.

3. ACQUISITIONS
2023
During the first quarter ended March 31, 2023, the Company acquired all of the assets of Phil-Good Products, Inc. ("Phil-Good"). Phil-Good is an injection molded plastics component manufacturer. In another, separate transaction in the first quarter of 2023, the Company acquired 100 percent of the ownership interests of Hydropompe S.r.l. ("Hydropompe"). Hydropompe is a pump manufacturer with a focus in the dewatering and sewage products. The combined, all-cash purchase price for both acquisitions in the first quarter of 2023 was $6.9 million after purchase price adjustments based on the level of working capital acquired. The fair value of the assets acquired and liabilities assumed for both acquisitions is preliminary as of March 31, 2023. In addition, the Company has not presented separate results of operations of the acquired companies since the closing of the acquisitions or combined pro forma financial information of the Company and the acquired interests since the beginning of 2022, as the results of operations for both acquisitions are immaterial.

2022
During the fourth quarter ended December 31, 2022, the Company acquired 100 percent of the ownership interests of Casper Well Products ("Casper") for a purchase price of $2.0 million after purchase price adjustments based on the level of working capital acquired. Casper conducts the sale and distribution of pumps, drilling equipment, tanks, pipe, accessories and other equipment used in drilling water wells and distribution of water-related products. The fair value of the assets acquired and liabilities assumed is preliminary as of March 31, 2023. In addition, the Company has not presented separate results of operations of the acquired company since the closing of the acquisition or combined pro forma financial information of the Company and the acquired interest since the beginning of 2022, as the results of operations for this acquisition are immaterial.

Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations. There were $0.0 million and $0.2 million of transaction costs included in the "Selling, general, and administrative expenses" line of the Company's condensed consolidated statements of income for the first quarters ended March 31, 2023 and March 31, 2022, respectively.

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

As of March 31, 2023 and December 31, 2022, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11.2	$11.2	$—	$—
Share swap transaction	0.8	0.8	—	—
Forward currency contracts	0.5	—	0.5	—
Total assets	$12.5	$12.0	$0.5	$—

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7.9	$7.9	$—	$—
Total assets	$7.9	$7.9	$—	$—

Liabilities:
Share swap transaction	$0.1	$0.1	$—	$—
Total liabilities	$0.1	$0.1	$—	$—

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

Total debt, including current maturities, have carrying amounts of $274.1 million and $216.1 million and estimated fair values of $271.9 million and $213.2 million as of March 31, 2023 and December 31, 2022, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of March 31, 2023 and December 31, 2022, the swap had a notional value based on 225,000 shares. For the first quarters ended March 31, 2023 and March 31, 2022, changes in the fair value of the swap resulted in a gain of $2.9 million and a loss of $2.4 million, respectively. Gains and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. As of March 31, 2023 and December 31, 2022, respectively, the Company had a notional amount of $22.4 million and $10.3 million in forward currency contracts outstanding and the related fair value of those contracts was not material. For the first quarters ended March 31, 2023 and March 31, 2022, changes is the fair value of the forward currency contracts resulted in a gain of $1.0 million and a loss of $0.2 million, respectively. This is recorded in the Company's condensed consolidated statements of income within the "Foreign exchange income/(expense)" line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	March 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles:
Customer relationships	251.9	(105.2)	251.6	(101.5)
Patents	$7.3	$(7.3)	$7.3	$(7.3)
Technology	7.5	(7.4)	7.5	(7.4)
Trade names	41.7	(4.2)	$41.8	(3.7)
Other	3.4	(2.8)	3.4	(2.7)
Total	$311.8	$(126.9)	$311.6	$(122.6)
Indefinite-lived intangibles:
Trade names	42.6	—	42.3	—
Total intangibles	$354.4	$(126.9)	$353.9	$(122.6)

Amortization expense related to intangible assets for the first quarters ended March 31, 2023 and March 31, 2022 was $4.2 million and $4.3 million, respectively.

The change in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2023, is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidation
Balance as of December 31, 2022	$211.9	$70.3	$45.8	$328.0
Acquisitions	0.7	—	—	0.7
Foreign currency translation	0.5	0.1	—	0.6
Balance as of March 31, 2023	$213.1	$70.4	$45.8	$329.3

7. EMPLOYEE BENEFIT PLANS
The following table sets forth the aggregated net periodic benefit cost for all pension plans for the first quarters ended March 31, 2023 and March 31, 2022:

(In millions)	Pension Benefits
	First Quarter Ended
	March 31, 2023	March 31, 2022
Service cost	$0.1	$0.2
Interest cost	1.5	0.8
Expected return on assets	(1.8)	(1.5)
Amortization of:
Prior service cost	—	—
Actuarial loss	0.6	1.2
Settlement cost	—	—
Net periodic benefit cost	$0.4	$0.7

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the first quarters ended March 31, 2023 and March 31, 2022:

(In millions)	Other Benefits
First Quarter Ended
	March 31, 2023	March 31, 2022
Service cost	$—	$—
Interest cost	0.1	0.1
Expected return on assets	—	—
Amortization of:
Prior service cost	—	—
Actuarial loss	—	—
Settlement cost	—	—
Net periodic benefit cost	$0.1	$0.1

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	March 31, 2023	December 31, 2022
Salaries, wages, and commissions	35.2	57.9
Product warranty costs	11.3	11.2
Insurance	1.6	1.7
Employee benefits	6.0	13.5
Other	34.6	36.3
Total	88.7	120.6

9. INCOME TAXES
The Company’s effective tax rate for the three-month period ended March 31, 2023, was 21.4 percent as compared to 19.7 percent for the three-month period ended March 31, 2022. The effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to state taxes partially offset by the recognition of the U.S. foreign-derived intangible income (FDII) provisions and certain discrete events including excess tax benefits from share-based compensation.

The increase in the effective tax rate was primarily a result of less favorable discrete events recorded in the three month period ended March 31, 2023, as compared to the three month period ended March 31, 2022.

10. DEBT
Debt consisted of the following:

(In millions)	March 31, 2023	December 31, 2022
New York Life Agreement	75.0	75.0
Credit Agreement	182.5	122.8
Tax increment financing debt	14.7	15.3
Foreign subsidiary debt	2.0	3.1
Other	—	—
Less: unamortized debt issuance costs	(0.1)	(0.1)
	$274.1	$216.1
Less: current maturities	(185.3)	(126.8)
Long-term debt	$88.8	89.3

Credit Agreement
As of March 31, 2023, the Company had $182.5 million outstanding borrowings with a weighted-average interest rate of 5.6 percent, $3.6 million in letters of credit outstanding, and $163.9 million of available capacity under its credit agreement. As of December 31,2022, the company had $122.8 million outstanding borrowings with a weighted-average interest rate of 5.0 percent, $4.0 million in letters of credit outstanding, and $223.2 million of available capacity under its credit agreement.

The Company also has lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $21.9 million. As of March 31, 2023, there were $1.5 million outstanding borrowings and $20.4 million of available capacity under these lines of credit. As of December 31, 2022, there were $22.0 million overdraft lines of credit with $2.7 million of outstanding borrowings and $19.3 million of available capacity under these lines of credit.

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

The following table sets forth the computation of basic and diluted earnings per share:

	First Quarter Ended
(In millions, except per share amounts)	March 31, 2023	March 31, 2022
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$37.3	$29.8
Less: Earnings allocated to participating securities	0.1	0.1
Net income available to common shareholders	$37.2	$29.7
Denominator:
Basic weighted average common shares outstanding	46.2	46.4
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.7	0.7
Diluted weighted average common shares outstanding	46.9	47.1
Basic earnings per share	$0.81	$0.64
Diluted earnings per share	$0.79	$0.63

There were 0.1 million and 0.1 million stock options outstanding for the first quarters ended March 31, 2023 and March 31, 2022, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

12. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the first quarters ended March 31, 2023 and March 31, 2022:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Pension and Other Post Retirement Plans	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2022	$4,619	$325,426	$969,261	$(40,236)	$(191,212)	$2,276	$1,070,134	$620
Net income			37,325			238	37,563	13
Dividends on common stock ($0.225/share)			(10,440)				(10,440)
Common stock issued	7	2,931					2,938
Common stock repurchased	(18)		(16,032)				(16,050)
Share-based compensation	6	3,906					3,912
Currency translation adjustment					6,471	23	6,494	—
Pension and other post retirement plans, net of taxes				417			417
Balance as of March 31, 2023	$4,614	$332,263	$980,114	$(39,819)	$(184,741)	$2,537	$1,094,968	$633

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Pension and Other Post Retirement Plans	Cumulative Translation Adjustment	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2021	$4,648	$310,617	$859,817	$(49,076)	$(179,505)	$2,161	$948,662	$(19)
Net income			29,765			235	30,000	119
Dividends on common stock ($0.195/share)			(9,129)				(9,129)
Common stock issued	1	342					343
Common stock repurchased	(23)		(19,297)				(19,320)
Share-based compensation	9	3,976					3,985
Currency translation adjustment					8,630	(44)	8,586	6
Pension and other post retirement plans, net of taxes				932			932
Balance as of March 31, 2022	$4,635	$314,935	$861,156	$(48,144)	$(170,875)	$2,352	$964,059	$106

13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the three months ended March 31, 2023 and March 31, 2022, are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
For the three months ended March 31, 2023:
Balance as of December 31, 2022	$(191.3)	$(40.1)	$(231.4)

Other comprehensive income/(loss) before reclassifications	6.5	—	6.5
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.3	0.3
Net other comprehensive income/(loss)	6.5	0.3	6.8

Balance as of March 31, 2023	$(184.8)	$(39.8)	$(224.6)

For the three months ended March 31, 2022:
Balance as of December 31, 2021	$(179.6)	$(49.0)	$(228.6)

Other comprehensive income/(loss) before reclassifications	8.7	—	8.7
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.9	0.9
Net other comprehensive income/(loss)	8.7	0.9	9.6

Balance as of March 31, 2022	$(170.9)	$(48.1)	$(219.0)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.1 million and $0.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Amounts related to noncontrolling interests were not material.

14. SEGMENT AND GEOGRAPHIC INFORMATION
The accounting policies of the operating segments are the same as those described in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Revenue is recognized based on the invoice price at the point in time when the customer obtains control of the product, which is typically upon shipment to the customer. The Water and Fueling segments include manufacturing operations and supply certain components and finished goods, both between segments and to the Distribution segment. The Company reports these product transfers between Water and Fueling as inventory transfers as a significant number of the Company's manufacturing facilities are shared across segments for scale and efficiency purposes. The Company reports intersegment transfers from Water to Distribution as intersegment revenue at market prices to properly reflect the commercial arrangement of vendor to customer that exists between the Water and Distribution segments.

Segment operating income is a key financial performance measure. Operating income by segment is based on net sales less identifiable operating expenses and allocations and includes profits recorded on sales to other segments of the Company.

Financial information by reportable business segment is included in the following summary:

	First Quarter Ended
(In millions)	March 31, 2023	March 31, 2022
	Net sales
Water Systems
External sales
United States & Canada	$159.4	$134.7
Latin America	40.3	37.9
Europe, Middle East & Africa	50.4	51.0
Asia Pacific	18.8	20.5
Intersegment sales
United States & Canada	37.7	28.5
Total sales	306.6	272.6
Distribution
External sales
United States & Canada	143.0	134.9
Intersegment sales	—	—
Total sales	143.0	134.9
Fueling Systems
External sales
United States & Canada	54.0	51.9
All other	18.7	20.6
Intersegment sales	—	—
Total sales	72.7	72.5

Intersegment Eliminations/Other	(37.7)	(28.5)
Consolidated	$484.6	$451.5

	First Quarter Ended
	March 31, 2023	March 31, 2022
	Operating income/(loss)
Water Systems	$49.0	$33.2
Distribution	4.7	9.4
Fueling Systems	20.8	17.7
Intersegment Eliminations/Other	(21.9)	(20.4)
Consolidated	$52.6	$39.9

	March 31, 2023	December 31, 2022
	Total assets
Water Systems	$1,055.9	$1,017.5
Distribution	423.0	360.4
Fueling Systems	273.1	269.1
Other	51.4	47.2
Consolidated	$1,803.4	$1,694.2

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

At March 31, 2023, the Company had $13.2 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the three months ended March 31, 2023, are as follows:

(In millions)
Balance as of December 31, 2022	$11.2
Accruals related to product warranties	3.4
Additions related to acquisitions	—
Reductions for payments made	(3.3)
Balance as of March 31, 2023	$11.3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2023 vs. First Quarter 2022

OVERVIEW
Net sales in the first quarter of 2023 increased 7 percent from the first quarter of last year. The sales increase was primarily due to higher sales across all three segments, achieved by price realization and volume, partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $162.3 million for the first quarter of 2023, an increase of $17.0 million from the prior year’s first quarter. The gross profit as a percent of net sales was 33.5 percent in the first quarter of 2023 compared to 32.2 percent during the first quarter of 2022. For the first quarter of 2023, diluted earnings per share were $0.79, an increase of $0.16 from the first quarter of 2022 diluted earnings per share of $0.63.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first quarter of 2023 were $484.6 million, an increase of $33.1 million or 7 percent compared to 2022 first quarter sales of $451.5 million. Sales decreased $15.0 million or 3 percent in the first quarter of 2023 due to foreign currency translation.

	Net Sales
(In millions)	Q1 2023	Q1 2022	2023 v 2022
Water Systems	$306.6	$272.6	$34.0
Fueling Systems	72.7	72.5	0.2
Distribution	143.0	134.9	8.1
Eliminations/Other	(37.7)	(28.5)	(9.2)
Consolidated	$484.6	$451.5	$33.1

Net Sales-Water Systems
Water Systems sales were $306.6 million in the first quarter of 2023, an increase of $34.0 million or 12 percent compared to the first quarter of 2022 sales of $272.6 million. This sales growth was primarily due to price and volume, which increased due to strong end market demand. Partially offsetting the increase, sales decreased $14.2 million or 5 percent due to foreign currency translation.

Water Systems sales in the U.S. and Canada increased 21 percent compared to the first quarter of 2022. Foreign currency translation decreased sales by 1 percent. Sales of large dewatering equipment increased 144 percent, sales of groundwater pumping equipment increased 6 percent and sales of all other surface pumping equipment increased 7 percent compared to the first quarter of 2022, due to strong end market demand.

Water Systems sales in markets outside the U.S. and Canada were flat overall. Foreign currency translation decreased sales 12 percent. Outside the U.S. and Canada, excluding the impact of foreign currency translation, sales increases in EMEA and Latin America more than offset sales declines in the Asia Pacific markets.

Net Sales-Fueling Systems
Fueling Systems sales were $72.7 million in the first quarter of 2023, an increase of $0.2 million or less than 1 percent compared to the first quarter of 2022 sales of $72.5 million. This sales growth was primarily due to price and volume, which increased due to strong end market demand. Partially offsetting the increase, Fueling Systems sales decreased $0.8 million or 1 percent in the quarter due to foreign currency translation.

Fueling Systems sales in the U.S. and Canada increased 4 percent compared to the first quarter of 2022. The increase was primarily in Fuel Management and Pumping Systems. Outside the U.S. and Canada, Fueling Systems sales decreased 10 percent, due primarily to the divestiture of the above ground storage tank business in 2022 and lower sales in China.

Net Sales - Distribution
Distribution sales were $143.0 million in the first quarter of 2023, an increase of $8.1 million or 6 percent compared to the first quarter of 2022 sales of $134.9 million. The Distribution segment sales growth was primarily due to price and volume.

Cost of Sales
Cost of sales as a percentage of net sales for the first quarters of 2023 and 2022 was 66.5 percent and 67.8 percent, respectively. Correspondingly, gross profit margin increased to 33.5 percent from 32.2 percent. The Company’s consolidated gross profit was $162.3 million for the first quarter of 2023, an increase of $17.0 million from the first quarter of 2022 gross profit of $145.3 million. The gross profit margin increase was primarily due to price realization, cost management and operating leverage on higher sales.

Selling, General, and Administrative ("SG&A")
SG&A expenses were $109.5 million in the first quarter of 2023 compared to $104.7 million in the first quarter of 2022. The increase was primarily due to higher spending in marketing, selling and engineering to support sales growth. SG&A costs as a percent of net sales decreased to 22.6 percent in the first quarter of 2023 from 23.2 percent in the first quarter of 2022.

Restructuring Expenses
Restructuring expenses were $0.1 million and $0.7 million in first quarters of 2023 and 2022, respectively. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities, branch closings and consolidations.

Operating Income
Operating income was $52.6 million in the first quarter of 2023, an increase of $12.7 million or 32 percent from $39.9 million in the first quarter of 2022.

	Operating income (loss)
(In millions)	Q1 2023	Q1 2022	2023 v 2022
Water Systems	$49.0	$33.2	$15.8
Fueling Systems	20.8	17.7	3.1
Distribution	4.7	9.4	(4.7)
Eliminations/Other	(21.9)	(20.4)	(1.5)
Consolidated	$52.6	$39.9	$12.7

Operating Income-Water Systems
Water Systems operating income was $49.0 million in the first quarter of 2023, an increase of $15.8 million compared to the first quarter of 2022. Operating income increased in Water Systems primarily due to higher sales. The first quarter operating income margin was 16.0 percent, an increase of 380 basis points from 12.2 percent in the first quarter 2022. Operating income margin increased primarily due to price realization, cost management and operating leverage on higher sales.

Operating Income-Fueling Systems
Fueling Systems operating income was $20.8 million in the first quarter of 2023, an increase of $3.1 million compared to the first quarter of 2022. Operating income increased in Fueling Systems primarily due to a favorable product and geographic mix of net sales. The first quarter operating income margin was 28.6 percent, an increase of 420 basis points from 24.4 percent in the first quarter of 2022. Operating income margin increased primarily due to price realization and a favorable product and geographic sales mix shift.

Operating Income-Distribution
Distribution operating income was $4.7 million in the first quarter of 2023, a decrease of $4.7 million compared to the first quarter of 2022. The first quarter operating income margin was 3.3 percent, a decrease of 370 basis points from 7.0 percent in the first quarter of 2022. Operating income and operating income margin decreased primarily due to unfavorable pricing of commodity-based products sold through the business and higher operating expenses as the business invested in future growth with 6 recently added new branch locations.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in the first quarter of 2023 compared to the first quarter of 2022 was an unfavorable $0.7 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses increased $0.8 million compared to the prior year, in part due to higher software, professional fees and travel expenses.

Interest Expense
Interest expense increased in the first quarter of 2023 to $3.1 million from $1.5 million in the first quarter of 2022 primarily due to higher outstanding debt levels and higher interest rates.

Other Income or Expense
Other income or expense was income in the first quarter of 2023 of $0.4 million and an expense of $0.4 million in the first quarter of 2022.

Foreign Exchange
Foreign currency-based transactions produced an expense for the first quarter of 2023 of $2.0 million, primarily due to the Argentinian and Mexican Peso relative to the U.S. dollar. The expense in 2022 was primarily due to transaction losses associated with the Argentine Peso and Turkish Lira. The Company reports the results of its subsidiaries in Argentina and Turkey using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent.

Income Taxes
The provision for income taxes in the first quarters of 2023 and 2022 was $10.2 million and $7.4 million, respectively. The effective tax rate for the first quarters of 2023 and 2022 was 21 percent and 20 percent, respectively. The impact of discrete events had a positive impact on the effective tax rate of 1 percent in both 2023 and 2022. The increase in the effective tax rate was primarily a result of smaller net favorable discrete events recorded in the first quarter of 2023 compared to the first quarter of 2022.

Net Income
Net income for the first quarter of 2023 was $37.6 million compared to the prior year first quarter net income of $30.1 million. Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2023 was $37.3 million, or $0.79 per diluted share, compared to the prior year first quarter net income attributable to Franklin Electric Co., Inc. of $29.8 million, or $0.63 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at March 31, 2023 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of March 31, 2023 the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 13, 2026. As of March 31, 2023, the Company had $163.9 million borrowing capacity under its credit agreement as $3.6 million in letters of commercial and standby letters of credit were outstanding and undrawn and $182.5 million in revolver borrowings were drawn and outstanding, which were primarily used for funding working capital requirements.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity of  $125.0 million as of March 31, 2023. The Company also has other long-term debt borrowings outstanding as of March 31, 2023. See Note 10 - Debt included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, for additional information regarding these obligations and future maturities as well as Note 10 - Debt of this current quarterly report for changes to these agreements since December 31, 2022.
At March 31, 2023, the Company had $50.1 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate the majority of these funds in order to meet domestic funding obligations or scheduled cash distributions.

Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first three months of 2023 and 2022.

(in millions)	2023	2022
Net cash flows from operating activities	$(12.0)	$(61.3)
Net cash flows from investing activities	(14.6)	(8.9)
Net cash flows from financing activities	33.1	68.7
Impact of exchange rates on cash and cash equivalents	(0.4)	(0.5)
Change in cash and cash equivalents	$6.1	$(2.0)

Cash Flows from Operating Activities
2023 vs. 2022
Net cash used by operating activities was $12.0 million for the three months ended March 31, 2023 compared to $61.3 million used by operating activities for the three months ended March 31, 2022. The decrease in cash used by operating activities was primarily due to decreased working capital requirements.

Cash Flows from Investing Activities
2023 vs. 2022
Net cash used in investing activities was $14.6 million for the three months ended March 31, 2023 compared to $8.9 million used in investing activities for the three months ended March 31, 2022. The increase in cash used in investing activities was attributable to increased acquisition activity in the first quarter of 2023.

Cash Flows from Financing Activities
2023 vs. 2022
Net cash provided by financing activities was $33.1 million for the three months ended March 31, 2023 compared to $68.7 million provided by financing activities for the three months ended March 31, 2022. The decrease in cash provided by financing activities was attributable to decreased net proceeds from debt.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, epidemics and pandemics, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in Exhibit 99.1 thereto. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the first quarter ended March 31, 2023. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is defending various claims and legal actions which have arisen in the ordinary course of business. For a description of the Company's material legal proceedings, refer to Note 15 - Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q, which is incorporated into this Item 1 by reference. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, other claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

ITEM 1A. RISK FACTORS
There have been no material changes to the Company's risk factors as set forth in the annual report on Form 10-K for the fiscal year ended December 31, 2022. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. In February 2023, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The authorization was in addition to the 215,872 shares that remained available for repurchase as of February 16, 2023. The Company repurchased 162,235 shares for approximately $14.1 million under the plan during the first quarter of 2023. The maximum number of shares that may still be purchased under this plan as of March 31, 2023 is 1,125,872.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
January 1 - January 31	72,235	82.25	72,235	1,215,872
February 1 - February 28	—	—	—	1,215,872
March 1 - March 31	90,000	90.39	90,000	1,125,872
Total	162,235	86.76	162,235	1,125,872

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2020)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the first quarter ended March 31, 2023 and 2022 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the first quarter ended March 31, 2023 and 2022, (iii) Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: May 5, 2023	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2023	By	/s/ Jeffery L. Taylor
Jeffery L. Taylor, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)