Form 10-Q
period 2023-06-30
FRANKLIN ELECTRIC CO INC
filed 2023-07-28
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	July 26, 2023
$0.10	46,260,817 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net sales	$569,181	$551,138	$1,053,732	$1,002,608
Cost of sales	380,700	361,850	702,986	667,986
Gross profit	188,481	189,288	350,746	334,622
Selling, general, and administrative expenses	107,429	108,313	216,964	212,986
Restructuring (income)/expense	149	(7)	273	713
Operating income	80,903	80,982	133,509	120,923
Interest expense	(4,178)	(2,932)	(7,325)	(4,426)
Other income/(expense), net	1,179	(1,159)	1,588	(1,537)
Foreign exchange expense	(3,571)	(329)	(5,615)	(914)
Income before income taxes	74,333	76,562	122,157	114,046
Income tax expense	14,173	16,799	24,421	24,164
Net income	$60,160	$59,763	$97,736	$89,882
Less: Net income attributable to noncontrolling interests	(560)	(399)	(811)	(753)
Net income attributable to Franklin Electric Co., Inc.	$59,600	$59,364	$96,925	$89,129
Earnings per share:
Basic	$1.29	$1.27	$2.09	$1.91
Diluted	$1.27	$1.26	$2.06	$1.89

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net income	$60,160	$59,763	$97,736	$89,882
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	4,495	(19,505)	10,989	(10,913)
Employee benefit plan activity	555	1,184	1,110	2,376
Other comprehensive income/(loss)	5,050	(18,321)	12,099	(8,537)
Income tax expense related to items of other comprehensive income/(loss)	(139)	(260)	(277)	(520)
Other comprehensive income/(loss), net of tax	4,911	(18,581)	11,822	(9,057)
Comprehensive income	65,071	41,182	109,558	80,825
Less: Comprehensive income attributable to noncontrolling interests	(573)	(312)	(847)	(628)
Comprehensive income attributable to Franklin Electric Co., Inc.	$64,498	$40,870	$108,711	$80,197

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$53,227	$45,790
Receivables, less allowances of $3,942 and $4,211, respectively	299,485	230,404
Inventories:
Raw material	194,336	196,876
Work-in-process	30,597	30,276
Finished goods	349,709	317,828
Total inventories	574,642	544,980
Other current assets	39,036	36,916
Total current assets	966,390	858,090

Property, plant, and equipment, at cost:
Land and buildings	165,670	159,253
Machinery and equipment	308,593	297,496
Furniture and fixtures	54,725	50,264
Other	56,334	50,249
Property, plant, and equipment, gross	585,322	557,262
Less: Allowance for depreciation	(360,858)	(342,108)
Property, plant, and equipment, net	224,464	215,154
Lease right-of-use assets, net	44,160	48,948
Deferred income taxes	7,140	6,778
Intangible assets, net	223,997	231,275
Goodwill	330,297	328,046
Other assets	6,633	5,910
Total assets	$1,803,081	$1,694,201

	June 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$161,266	$139,266
Accrued expenses and other current liabilities	95,079	120,555
Current lease liability	13,624	15,959
Income taxes	2,867	3,233
Current maturities of long-term debt and short-term borrowings	159,841	126,756
Total current liabilities	432,677	405,769
Long-term debt	88,680	89,271
Long-term lease liability	29,513	32,858
Income taxes payable non-current	4,837	8,707
Deferred income taxes	32,434	29,744
Employee benefit plans	32,628	31,889
Other long-term liabilities	31,910	25,209

Commitments and contingencies (see Note 15)

Redeemable noncontrolling interest	901	620

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,257 and 46,193, respectively)	4,626	4,619
Additional capital	340,812	325,426
Retained earnings	1,020,883	969,261
Accumulated other comprehensive loss	(219,662)	(231,448)
Total shareholders' equity	1,146,659	1,067,858
Noncontrolling interest	2,842	2,276
Total equity	1,149,501	1,070,134
Total liabilities and equity	$1,803,081	$1,694,201

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022

Cash flows from operating activities:
Net income	$97,736	$89,882
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26,259	24,521
Non-cash lease expense	8,523	8,526
Share-based compensation	6,410	6,322
Deferred income taxes	1,924	2,004
Loss on disposals of plant and equipment	357	721
Foreign exchange expense	5,615	914
Changes in assets and liabilities, net of acquisitions:
Receivables	(70,725)	(93,063)
Inventory	(24,125)	(123,817)
Accounts payable and accrued expenses	(3,880)	29,969
Operating leases	(8,706)	(8,526)
Income taxes	(6,691)	(1,891)
Income taxes-U.S. Tax Cuts and Jobs Act	(2,902)	(355)
Employee benefit plans	831	826
Other, net	12,400	1,426
Net cash flows from operating activities	43,026	(62,541)
Cash flows from investing activities:
Additions to property, plant, and equipment	(20,241)	(20,084)
Proceeds from sale of property, plant, and equipment	—	6
Cash paid for acquisitions, net of cash acquired	(6,641)	(1,365)
Other, net	2	(8)
Net cash flows from investing activities	(26,880)	(21,451)
Cash flows from financing activities:
Proceeds from issuance of debt	294,650	341,810
Repayments of debt	(262,479)	(215,538)
Proceeds from issuance of common stock	9,010	1,916
Purchases of common stock	(25,541)	(30,644)
Dividends paid	(20,872)	(18,205)
Deferred payments for acquisitions	(186)	—
Net cash flows from financing activities	(5,418)	79,339
Effect of exchange rate changes on cash and cash equivalents	(3,291)	(2,658)
Net change in cash and cash equivalents	7,437	(7,311)
Cash and cash equivalents at beginning of period	45,790	40,536
Cash and cash equivalents at end of period	$53,227	$33,225

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$540	$571
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$3,090	$8,359
Payable to sellers of acquired entities	$644	$—
Non-cash investment to acquire property in lieu of cash payment for products provided	$419	$—
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2023, and for the second quarters and six months ended June 30, 2023 and June 30, 2022 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the second quarter and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

3. ACQUISITIONS
2023
During the first quarter ended March 31, 2023, the Company acquired all of the assets of Phil-Good Products, Inc. ("Phil-Good"). Phil-Good is an injection molded plastics component manufacturer. In another separate transaction in the first quarter of 2023, the Company acquired 100 percent of the ownership interests of Hydropompe S.r.l. ("Hydropompe"). Hydropompe is a pump manufacturer with a focus in dewatering and sewage products. The combined, all-cash purchase price for both acquisitions in the first quarter of 2023 was $8.7 million after purchase price adjustments based on the level of working capital acquired. The fair value of the assets acquired and liabilities assumed for both acquisitions is preliminary as of June 30, 2023. In addition, the Company has not presented separate results of operations of the acquired companies since the closing of the acquisitions or combined pro forma financial information of the Company and the acquired interests since the beginning of 2022, as the results of operations for both acquisitions are immaterial.

Transaction costs were expensed as incurred under the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations and were insignificant for all periods presented.

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

As of June 30, 2023 and December 31, 2022, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11.7	$11.7	$—	$—
Share swap transaction	0.9	0.9	—	—
Total assets	$12.6	$12.6	$—	$—

Liabilities:
Forward currency contracts	$0.1	$—	$0.1	$—
Total liabilities	$0.1	$—	$0.1	$—

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7.9	$7.9	$—	$—
Total assets	$7.9	$7.9	$—	$—

Liabilities:
Share swap transaction	$0.1	$0.1	$—	$—
Total liabilities	$0.1	$0.1	$—	$—

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

Total debt, including current maturities, have carrying amounts of $248.5 million and $216.1 million and estimated fair values of $244.9 million and $213.2 million as of June 30, 2023 and December 31, 2022, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of June 30, 2023 and December 31, 2022, respectively, the swap had a notional value based on 240,000 shares and 225,000 shares. For the second quarter and six months ended June 30, 2023, changes in the fair value of the swap resulted in a gain of $1.7 million and a gain of $4.7 million, respectively. For the second quarter and six months ended June 30, 2022, changes in the fair value of the swap resulted in a loss of $2.1 million and a loss of $4.6 million, respectively. Gains and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. As of June 30, 2023 and December 31, 2022, respectively, the Company had a notional amount of $27.9 million and $10.3 million in forward currency contracts outstanding and the related fair value of those contracts was not material. For the second quarter and six months ended June 30, 2023, changes in the fair value of the forward currency contracts resulted in gains of $0.6 million and $1.6 million, respectively. For the second quarter and six months ended June 30, 2022, changes in the fair value of the forward currency contracts resulted in gains of $0.5 million and $0.3 million, respectively. These gains are recorded in the Company's condensed consolidated statements of income within the "Foreign exchange expense" line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets, excluding goodwill, are as follows:

(In millions)	June 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles:
Customer relationships	252.2	(108.8)	251.6	(101.5)
Patents	$7.3	$(7.3)	$7.3	$(7.3)
Technology	7.5	(7.4)	7.5	(7.4)
Trade names	41.7	(4.8)	$41.8	(3.7)
Other	3.4	(2.8)	3.4	(2.7)
Total	$312.1	$(131.1)	$311.6	$(122.6)
Indefinite-lived intangibles:
Trade names	43.0	—	42.3	—
Total intangibles	$355.1	$(131.1)	$353.9	$(122.6)

Amortization expense related to intangible assets for the second quarters ended June 30, 2023 and June 30, 2022 was $4.3 million and $4.4 million, respectively, and for the six months ended June 30, 2023 and June 30, 2022 was $8.5 million and $8.7 million, respectively.

The change in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2023 is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2022	$211.9	$70.3	$45.8	$328.0
Acquisitions	1.0	—	—	1.0
Foreign currency translation	1.1	0.2	—	1.3
Balance as of June 30, 2023	$214.0	$70.5	$45.8	$330.3

7. EMPLOYEE BENEFIT PLANS
The following table sets forth the aggregated net periodic benefit cost for all pension plans for the second quarters and six months ended June 30, 2023 and June 30, 2022:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Service cost	$0.2	$0.2	$0.3	$0.4
Interest cost	1.8	0.8	3.3	1.6
Expected return on assets	(1.8)	(1.5)	(3.6)	(3.0)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	0.5	1.2	1.1	2.4
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.7	$0.7	$1.1	$1.4

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the second quarters and six months ended June 30, 2023 and June 30, 2022:

(In millions)	Other Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Service cost	$—	$—	$—	$—
Interest cost	—	—	0.1	0.1
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	—	—	—	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$—	$—	$0.1	$0.1

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	June 30, 2023	December 31, 2022
Salaries, wages, and commissions	40.3	57.9
Product warranty costs	10.7	11.2
Insurance	3.0	1.7
Employee benefits	8.9	13.5
Other	32.2	36.3
Total	95.1	120.6

9. INCOME TAXES
The Company’s effective tax rate for the six-month period ended June 30, 2023, was 20.0 percent as compared to 21.2 percent for the six-month period ended June 30, 2022. The effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to the recognition of the U.S. foreign-derived intangible income (FDII) provisions, partially offset by state taxes, and certain discrete events including excess tax benefits from share-based compensation. For the second quarter of 2023, the effective tax rate was 19.1 percent compared to 21.9 percent for the second quarter of 2022.

The decrease in the effective tax rates for the second quarter and first six months of 2023 compared to the comparable periods in the prior year was a result of more favorable discrete events in 2023, primarily related to excess tax benefits from share-based compensation.

10. DEBT
Debt consisted of the following:

(In millions)	June 30, 2023	December 31, 2022
New York Life Agreement	75.0	75.0
Credit Agreement	158.3	122.8
Tax increment financing debt	14.7	15.3
Foreign subsidiary debt	0.6	3.1
Other	—	—
Less: unamortized debt issuance costs	(0.1)	(0.1)
	$248.5	$216.1
Less: current maturities	(159.8)	(126.8)
Long-term debt	$88.7	89.3

Credit Agreement
As of June 30, 2023, the Company had $158.3 million outstanding borrowings with a weighted-average interest rate of 5.9 percent, $3.6 million in letters of credit outstanding, and $188.1 million of available capacity under its credit agreement. As of December 31, 2022, the Company had $122.8 million outstanding borrowings with a weighted-average interest rate of 5.0 percent, $4.0 million in letters of credit outstanding, and $223.2 million of available capacity under its credit agreement.

The Company also has overdraft lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $20.3 million. As of June 30, 2023, there were $0.1 million outstanding borrowings and $20.2 million of available capacity under these lines of credit. As of December 31, 2022, there were $22.0 million overdraft lines of credit with $2.7 million of outstanding borrowings and $19.3 million of available capacity under these lines of credit.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$59.6	$59.4	$96.9	$89.1
Less: Earnings allocated to participating securities	0.2	0.2	0.3	0.4
Net income available to common shareholders	$59.4	$59.2	$96.6	$88.7
Denominator:
Basic weighted average common shares outstanding	46.2	46.3	46.2	46.4
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.7	0.6	0.7	0.7
Diluted weighted average common shares outstanding	46.9	46.9	46.9	47.1
Basic earnings per share	$1.29	$1.27	$2.09	$1.91
Diluted earnings per share	$1.27	$1.26	$2.06	$1.89

There were 0.1 million and 0.1 million stock options outstanding for the second quarters ended June 30, 2023 and June 30, 2022, and 0.1 million and 0.1 million stock options outstanding for the six months ended June 30, 2023 and June 30, 2022, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

12. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the second quarters and six months ended June 30, 2023 and June 30, 2022:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2023	$4,614	$332,263	$980,114	$(224,560)	$2,537	$1,094,968	$633
Net income	—	—	59,600	—	292	59,892	268
Dividends on common stock ($0.225/share)	—	—	(10,432)	—	—	(10,432)	—
Common stock issued	15	6,057	—	—	—	6,072	—
Common stock repurchased	(9)	—	(8,399)	—	—	(8,408)	—
Share-based compensation	6	2,492	—	—	—	2,498	—
Currency translation adjustment	—	—	—	4,482	13	4,495	—
Pension and other post retirement plans, net of taxes	—	—	—	416	—	416	—
Balance as of June 30, 2023	$4,626	$340,812	$1,020,883	$(219,662)	$2,842	$1,149,501	$901

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2022	$4,635	$314,935	$861,156	$(219,019)	$2,352	$964,059	$106
Net income	—	—	59,364	—	229	59,593	170
Dividends on common stock ($0.195/share)	—	—	(9,076)	—	—	(9,076)	—
Common stock issued	3	1,570	—	—	—	1,573	—
Common stock repurchased	(15)	—	(11,309)	—	—	(11,324)	—
Share-based compensation	5	2,332	—	—	—	2,337	—
Currency translation adjustment	—	—	—	(19,418)	(95)	(19,513)	8
Pension and other post retirement plans, net of taxes	—	—	—	924	—	924	—
Balance as of June 30, 2022	$4,628	$318,837	$900,135	$(237,513)	$2,486	$988,573	$284

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2022	$4,619	$325,426	$969,261	$(231,448)	$2,276	$1,070,134	$620
Net Income	—	—	96,925	—	530	97,455	281
Dividends on common stock ($0.450/share)	—	—	(20,872)	—	—	(20,872)	—
Common stock issued	22	8,988	—	—	—	9,010	—
Common stock repurchased	(27)	—	(24,431)	—	—	(24,458)	—
Share-based compensation	12	6,398	—	—	—	6,410	—
Currency translation adjustment	—	—	—	10,953	36	10,989	—
Pension and other post retirement plans, net of taxes	—	—	—	833	—	833	—
Balance as of June 30, 2023	$4,626	$340,812	$1,020,883	$(219,662)	$2,842	$1,149,501	$901

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2021	$4,648	$310,617	$859,817	$(228,581)	$2,161	$948,662	$(19)
Net Income	—	—	89,129	—	464	89,593	289
Dividends on common stock ($0.390/share)	—	—	(18,205)	—	—	(18,205)	—
Common stock issued	4	1,912	—	—	—	1,916	—
Common stock repurchased	(38)	—	(30,606)	—	—	(30,644)	—
Share-based compensation	14	6,308	—	—	—	6,322	—
Currency translation adjustment	—	—	—	(10,788)	(139)	(10,927)	14
Pension and other post retirement plans, net of taxes	—	—	—	1,856	—	1,856	—
Balance as of June 30, 2022	$4,628	$318,837	$900,135	$(237,513)	$2,486	$988,573	$284

13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2023 and June 30, 2022, are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
For the six months ended June 30, 2023:
Balance as of December 31, 2022	$(191.3)	$(40.1)	$(231.4)

Other comprehensive income/(loss) before reclassifications	10.9	—	10.9
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.8	0.8
Net other comprehensive income/(loss)	10.9	0.8	11.7

Balance as of June 30, 2023	$(180.4)	$(39.3)	$(219.7)

For the six months ended June 30, 2022:
Balance as of December 31, 2021	$(179.6)	$(49.0)	$(228.6)

Other comprehensive income/(loss) before reclassifications	(10.7)	—	(10.7)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.8	1.8
Net other comprehensive income/(loss)	(10.7)	1.8	(8.9)

Balance as of June 30, 2022	$(190.3)	$(47.2)	$(237.5)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.3 million and $0.5 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

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

Financial information by reportable business segment is included in the following summary:

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	Net sales
Water Systems
External sales
United States & Canada	$176.8	$158.4	$336.2	$293.1
Latin America	42.0	41.7	82.3	79.6
Europe, Middle East & Africa	54.6	49.7	105.0	100.7
Asia Pacific	22.2	24.2	41.0	44.7
Intersegment sales
United States & Canada	26.1	36.5	63.8	65.0
Total sales	321.7	310.5	628.3	583.1
Distribution
External sales
United States & Canada	193.1	191.1	336.1	326.0
Intersegment sales	—	—	—	—
Total sales	193.1	191.1	336.1	326.0
Fueling Systems
External sales
United States & Canada	60.4	64.2	114.4	116.0
All other	20.0	21.8	38.7	42.5
Intersegment sales	—	—	—	—
Total sales	80.4	86.0	153.1	158.5

Intersegment Eliminations/Other	(26.1)	(36.5)	(63.8)	(65.0)
Consolidated	$569.1	$551.1	$1,053.7	$1,002.6

	Second Quarter Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	Operating income/(loss)
Water Systems	$50.8	$49.0	$99.8	$82.2
Distribution	17.8	23.3	22.5	32.7
Fueling Systems	26.7	26.1	47.5	43.8
Intersegment Eliminations/Other	(14.4)	(17.4)	(36.3)	(37.8)
Consolidated	$80.9	$81.0	$133.5	$120.9

	June 30, 2023	December 31, 2022
	Total assets
Water Systems	$1,058.6	$1,017.5
Distribution	412.4	360.4
Fueling Systems	276.6	269.1
Other	55.5	47.2
Consolidated	$1,803.1	$1,694.2

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

At June 30, 2023, the Company had $11.1 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the six months ended June 30, 2023, are as follows:

(In millions)
Balance as of December 31, 2022	$11.2
Accruals related to product warranties	6.4
Reductions for payments made	(6.9)
Balance as of June 30, 2023	$10.7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2023 vs. Second Quarter 2022

OVERVIEW
Net sales in the second quarter and first six months of 2023 increased 3 percent and 5 percent, respectively, from the prior-year periods. The sales increase was primarily due to price realization and volume, partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $188.5 million and $350.7 million, respectively, for the second quarter and first six months of 2023, a decrease of $0.8 million and an increase of $16.1 million, respectively, from the prior-year periods. Diluted earnings per share was $1.27 and $2.06, respectively, for the second quarter and first six months of 2023, increases of $0.01 and $0.17, respectively, from the prior-year periods.

RESULTS OF OPERATIONS

Net Sales

	Net Sales
(In millions)	Q2 2023	Q2 2022	2023 v 2022
Water Systems	$321.7	$310.5	$11.2
Fueling Systems	80.4	86.0	(5.6)
Distribution	193.1	191.1	2.0
Eliminations/Other	(26.1)	(36.5)	10.4
Consolidated	$569.1	$551.1	$18.0

	Net Sales
(In millions)	YTD June 30, 2023	YTD June 30, 2022	2023 v 2022
Water Systems	628.3	$583.1	$45.2
Fueling Systems	153.1	158.5	(5.4)
Distribution	336.1	326.0	10.1
Eliminations/Other	(63.8)	(65.0)	1.2
Consolidated	$1,053.7	$1,002.6	$51.1

Net sales increased 3 percent in the second quarter and 5 percent in the first six months of 2023, as compared to the prior-year periods. Foreign currency unfavorably impacted net sales by 2 and 3 percentage points during the second quarter and first six months of 2023, respectively, compared to the prior-year periods, principally due to the strengthening of the U.S. Dollar relative to the Turkish Lira and Argentine Peso.

Net Sales-Water Systems
Water Systems net sales increased 4 percent in the second quarter and 8 percent in the first six months of 2023, as compared to the prior-year periods. This sales growth was primarily due to price and volume, which increased due to strong end market demand. Partially offsetting the increase, sales decreased 4 percent in the second quarter and 5 percent in the first six months of 2023 due to the negative impact from foreign exchange rates, as compared to prior-year periods. While net sales increased in 2023, Water Systems sales were negatively impacted by unfavorable weather conditions and customer inventories trending to more normalized levels.
Water Systems net sales in the U.S. and Canada increased 4 percent in the second quarter and 12 percent in the first six months of 2023, as compared to the prior-year periods. Sales decreased 1 percent in both the second quarter and first six months of 2023 due to the negative impact from foreign exchange rates, as compared to prior-year periods. In the second quarter of 2023, sales of large dewatering equipment increased 102 percent, sales of groundwater pumping equipment decreased 16 percent and sales of all other surface pumping equipment were flat compared to 2022. In the first half of 2023, sales of large dewatering equipment increased 120 percent, sales of groundwater pumping equipment decreased 5 percent and sales of all other surface pumping equipment increased 6 percent compared to 2022.

Water Systems net sales in markets outside the U.S. and Canada increased 3 percent in the second quarter and 1 percent in the first six months of 2023, as compared to the prior-year periods. Sales decreased 10 percent in the second quarter and 11 percent in the first six months of 2023 due to the negative impact from foreign exchange rates, as compared to prior-year periods. In both the second quarter and first half of 2023, outside the U.S. and Canada, excluding the impact of foreign currency translation, sales increases in EMEA and Latin America more than offset sales declines in the Asia Pacific markets.

Net Sales-Fueling Systems
Fueling Systems net sales decreased 7 percent in the second quarter and 3 percent in the first six months of 2023, as compared to the prior-year periods. This sales decline was primarily due to lower volumes. Sales decreased less than 1 percent in both the second quarter and first six months of 2023 due to the negative impact from foreign exchange rates, as compared to prior-year periods.
Fueling Systems net sales in the U.S. and Canada decreased 6 percent in the second quarter and 1 percent in the first six months of 2023, as compared to the prior-year periods. The decrease was primarily in dispensing and piping. Outside the U.S. and Canada, Fueling Systems sales decreased 8 percent in the second quarter and 9 percent in the first six months of 2023, as compared to the prior-year periods, due primarily to the divestiture of the above ground storage tank business in 2022 and lower sales in China.

Net Sales - Distribution
Distribution net sales increased 1 percent in the second quarter and 3 percent in the first six months of 2023, as compared to the prior-year periods. The Distribution segment sales growth was primarily due to price and volume. While net sales increased in 2023, Distribution sales were negatively impacted by unfavorable weather conditions, commodity pricing continuing to decline and customer inventories trending to more normalized levels.

Gross Profit and Expenses Ratios

	Three months ended June 30,
(In Millions)	2023	% of Net Sales	2022	% of Net Sales
Gross Profit	$188.5	33.1%	$189.3	34.3%
Selling, General and Administrative Expense	107.4	18.9%	108.3	19.7%

	Six months ended June 30,
(In Millions)	2023	% of Net Sales	2022	% of Net Sales
Gross Profit	$350.7	33.3%	$334.6	33.4%
Selling, General and Administrative Expense	217.0	20.6%	213.0	21.2%

Gross Profit
The gross profit margin ratio was 33.1 percent and 33.3 percent in the second quarter and first six months of 2023, respectively, and 34.3 percent and 33.4 percent in the second quarter and first six months of 2022, respectively. The gross profit margin was negatively impacted in the second quarter and first six months of 2023 by wet weather across much of the United States and margin compression from unfavorable pricing of commodity-based products sold through the Distribution business.

Selling, General, and Administrative ("SG&A")
SG&A expenses were $107.4 million in the second quarter and $217.0 million in the first half of 2023 compared to $108.3 million in the second quarter and $213.0 million in the first half of 2022. SG&A expenses decreased in the second quarter of 2023 primarily due to lower advertising and marketing expenses. SG&A expenses increased in the first half of 2023 primarily due to higher compensation costs, partially offset by lower advertising and marketing expenses. The SG&A expenses ratio was 18.9 percent and 20.6 percent in the second quarter and first six months of 2023, respectively, and 19.7 percent and 21.2 percent in the second quarter and first six months of 2022, respectively.

Restructuring Expenses
Restructuring expenses were $0.1 million and $0.3 million in the second quarter and first six months of 2023, respectively, and nil and $0.7 million in the second quarter and first six months of 2022, respectively. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities, branch closings and consolidations.

Operating Income
Operating income decreased less than 1 percent and increased 10 percent in the second quarter and first six months of 2023, as compared to the prior-year periods.

	Operating income (loss)
(In millions)	Q2 2023	Q2 2022	2023 v 2022
Water Systems	$50.8	$49.0	$1.8
Fueling Systems	26.7	26.1	0.6
Distribution	17.8	23.3	(5.5)
Eliminations/Other	(14.4)	(17.4)	3.0
Consolidated	$80.9	$81.0	$(0.1)

	Operating income (loss)
(In millions)	YTD June 30, 2023	YTD June 30, 2022	2023 v 2022
Water Systems	$99.8	$82.2	$17.6
Fueling Systems	47.5	43.8	3.7
Distribution	22.5	32.7	(10.2)
Eliminations/Other	(36.3)	(37.8)	1.5
Consolidated	$133.5	$120.9	$12.6

Operating Income-Water Systems
Water Systems operating income increased $1.8 million in the second quarter and $17.6 million in the first six months of 2023, as compared to the prior-year periods, primarily due to higher sales. The second quarter operating income margin was 15.8 percent, unchanged from the second quarter of 2022. The first six months of 2023 operating income margin was 15.9 percent, an increase of 180 basis points from 14.1 percent in the first six months of 2022. Operating income margin increased in the first half primarily due to price realization, cost management and operating leverage on higher sales.

Operating Income-Fueling Systems
Fueling Systems operating income increased $0.6 million in the second quarter and $3.7 million in the first six months of 2023, as compared to the prior-year periods, primarily due to a favorable product and geographic mix of net sales. The second quarter operating income margin was 33.2 percent, an increase of 290 basis points from 30.3 percent in the second quarter of 2022. The first six months of 2023 operating income margin was 31.0 percent, an increase of 340 basis points from 27.6 percent in the first six months of 2022. Operating income margin increased primarily due to price realization and a favorable product and geographic sales mix shift.

Operating Income-Distribution
Distribution operating income decreased $5.5 million in the second quarter and $10.2 million in the first six months of 2023, as compared to the prior-year periods. The second quarter operating income margin was 9.2 percent, a decrease of 300 basis points from 12.2 percent in the second quarter of 2022. The first six months of 2023 operating income margin was 6.7 percent, a decrease of 330 basis points from 10.0 percent in the first six months of 2022. Operating income and operating income margin decreased primarily due to wet weather across much of the United States, unfavorable pricing of commodity-based products sold through the business and inventory destocking.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in the second quarter and first six months of 2023 compared to the prior-year periods of 2022 was a favorable $4.0 million and $3.2 million, respectively. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses increased $1.0 million and $1.7 million, respectively, compared to the prior- year periods, in part due to higher compensation, software, professional fees and travel expenses.

Interest Expense
Interest expense was $4.2 million and $7.3 million in the second quarter and first six months of 2023, respectively, and $2.9 million and $4.4 million in the second quarter and first six months of 2022, respectively. The increases in the second quarter and first six months of 2023 were primarily driven by higher interest rates.

Other Income or Expense
Other (income) expense, net was a gain of $1.2 million and $1.6 million in the second quarter and first six months of 2023, respectively, and an expense of $1.2 million and $1.5 million in the second quarter and first six months of 2022, respectively.

Foreign Exchange
Foreign currency-based transactions produced an expense of $3.6 million and $5.6 million in the second quarter and first six months of 2023, respectively, and an expense of $0.3 million and $0.9 million in the second quarter and first six months of 2022, respectively. The expense in 2023 was primarily due to transaction losses associated with the Turkish Lira, Argentine and Mexican Peso relative to the U.S. dollar. The expense in 2022 was primarily due to transaction losses associated with the Argentine Peso and Turkish Lira. The Company reports the results of its subsidiaries in Argentina and Turkey using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent.

Income Taxes
The provision for income taxes in the second quarter and first six months of 2023 was $14.2 million and $24.4 million, respectively, and $16.8 million and $24.2 million in the second quarter and first six months of 2022, respectively. The effective tax rate for the second quarter and first six months of 2023 was 19.1 percent and 20.0 percent, respectively, and 21.9 percent and 21.2 percent in the second quarter and first six months of 2022, respectively. The decrease in the effective tax rates for the second quarter and first six months of 2023 compared to the comparable periods in the prior year was a result of more favorable discrete events in 2023, primarily related to excess tax benefits from share-based compensation.

Net Income
Net income in the second quarter and first six months of 2023 was $60.2 million and $97.7 million, respectively, and $59.8 million and $89.9 million in the second quarter and first six months of 2022, respectively. Net income attributable to Franklin Electric Co., Inc. in the second quarter and first six months of 2023 was $59.6 million and $96.9 million, respectively, or $1.27 and $2.06 per diluted share. Net income attributable to Franklin Electric Co., Inc. in the second quarter and first six months of 2022 was $59.4 million and $89.1 million, respectively, or $1.26 and $1.89 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at June 30, 2023 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of June 30, 2023, the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 13, 2026. As of June 30, 2023, the Company had $188.1 million borrowing capacity under its credit agreement as $3.6 million in letters of commercial and standby letters of credit were outstanding and undrawn and $158.3 million in revolver borrowings were drawn and outstanding, which were primarily used for funding working capital requirements.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity of  $125.0 million as of June 30, 2023. The Company also has other long-term debt borrowings outstanding as of June 30, 2023. See Note 10 - Debt included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, for additional information regarding these obligations and future maturities as well as Note 10 - Debt of this current quarterly report for changes to these agreements since December 31, 2022.
At June 30, 2023, the Company had $45.9 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate the majority of these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first six months of 2023 and 2022.

(in millions)	2023	2022
Net cash flows from operating activities	$43.0	$(62.5)
Net cash flows from investing activities	(26.9)	(21.5)
Net cash flows from financing activities	(5.4)	79.3
Impact of exchange rates on cash and cash equivalents	(3.3)	(2.6)
Change in cash and cash equivalents	$7.4	$(7.3)

Cash Flows from Operating Activities
2023 vs. 2022
Net cash provided by operating activities was $43.0 million for the six months ended June 30, 2023 compared to $62.5 million used by operating activities for the six months ended June 30, 2022. The change in operating cash flow was primarily due to decreased working capital requirements.

Cash Flows from Investing Activities
2023 vs. 2022
Net cash used in investing activities was $26.9 million for the six months ended June 30, 2023 compared to $21.5 million used in investing activities for the six months ended June 30, 2022. The increase in cash used in investing activities was attributable to increased acquisition activity in the first six months of 2023.

Cash Flows from Financing Activities
2023 vs. 2022
Net cash used by financing activities was $5.4 million for the six months ended June 30, 2023 compared to $79.3 million provided by financing activities for the six months ended June 30, 2022. The change in financing cash flow was primarily attributable to decreased borrowings under the Company's revolving credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the second quarter ended June 30, 2023. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. In February 2023, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The authorization was in addition to the 215,872 shares that remained available for repurchase as of February 16, 2023. The Company repurchased 9,480 shares for approximately $0.9 million under the plan during the second quarter of 2023. The maximum number of shares that may still be purchased under this plan as of June 30, 2023 is 1,116,392.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
April 1 - April 30	—	—	—	1,125,872
May 1 - May 31	8,941	90.88	8,941	1,116,931
June 1 - June 30	539	90.78	539	1,116,392
Total	9,480	90.88	9,480	1,116,392

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2020)
10.1	Franklin Electric Co., Inc. Amended and Restated 2017 Stock Plan (incorporated by reference to Exhibit A to the Company's 2023 Proxy Statement for the Annual Meeting held on May 5, 2023)
10.2	Employment Security Agreement between the Company and Greg Levine (filed herewith)*
10.3	Form of Confidentiality and Non-Compete Agreement between the Company and Greg Levine (filed herewith)*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the second quarter and six months ended June 30, 2023 and 2022 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the second quarter and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: July 28, 2023	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2023	By	/s/ Jeffery L. Taylor
Jeffery L. Taylor, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)