Form 10-K
period 2023-12-31
FRANKLIN ELECTRIC CO INC
filed 2024-02-23
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2023 (the last business day of the registrant’s most recently completed second quarter) was $4,736,072,725. The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant’s 401(k) Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 7, 2024:
46,043,849 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2024 (Part III).

FRANKLIN ELECTRIC CO., INC.

PART I

ITEM 1. BUSINESS

Description of the Business
Franklin Electric Co., Inc. (“Franklin Electric” or the “Company”) is an Indiana corporation founded in 1944 and incorporated in 1946. Named after America’s pioneer electrical engineer, Benjamin Franklin, Franklin Electric manufactured the first water-lubricated submersible motor for water systems and the first submersible motor for fueling systems. With 2023 revenue of approximately $2.1 billion, the Company designs, manufactures and distributes water and fuel pumping systems, composed primarily of submersible motors, pumps, electronic controls, water treatment systems, and related parts and equipment.

The Company’s water pumping systems move fresh and wastewater for the residential, agricultural and other industrial end markets. The Company also sells various groundwater equipment products to well installation contractors, including water pumping systems, through its and third-party distribution branches located in the U.S. With a growing global footprint, the Company has also evolved into a top supplier of submersible fueling systems at gas stations, making pumps, pipes, electronic controls and monitoring devices.

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

Franklin Electric’s Key Factors for Success
While maintaining a culture of safety and lean principles, Franklin Electric strives to deliver quality, availability, service, innovation, and cost in every encounter the Company has with stakeholders, including direct or indirect customers, employees, shareholders, and suppliers. These key factors for success are a roadmap for the Company's growth as a global provider of water and fuel systems, through geographic expansion and product line extensions, leveraging its global platform and competency in system design, all while consistently offering the best value to its customer.

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

Water Systems motors, pumps and controls are used principally for pumping clean water and wastewater in a variety of residential, agricultural, municipal and industrial applications. Water Systems also manufactures electronic drives and controls for the motors which control functionality and provide protection from various hazards, such as electrical surges, over-heating and dry wells or dry tanks. In the last three years, the Company acquired substantially all of the assets of Action Manufacturing & Supply, Inc. and all of the ownership interest of Puronics, Inc.; New Aqua, LLC; and B&R Industries, Inc. expanding its portfolio to include water treatment systems and acquired Minetuff Dewatering Pumps Australia Pty Ltd expanding its industrial dewatering product line.

Water Systems products are sold in highly competitive markets. Water Systems contributed about 60 percent of the Company’s total revenue in 2023. Significant portions of segment revenue come from selling groundwater and surface pumps, motors, and controls for residential and commercial buildings, as well as agricultural sales which are more seasonal and subject to commodity price changes. The Water Systems segment generates approximately 25 to 30 percent of its revenue in developing markets, which often lack municipal water systems. As those countries install water systems and further develop with an expanding middle class or improving quality of living, the Company views those markets as an opportunity. The Company has had 6 to 9 percent compounded annual sales growth in developing regions in recent years. Water Systems competes in each of its targeted markets based on product design, quality, performance, availability and price. The Company’s principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc. and Xylem, Inc.

2023 Water Systems research and development expenditures were primarily related to the following activities:
•Electronic variable frequency drives and controls for Pump and HVAC applications, including enhancements to include IOT capability for our drive and protection products and making our key platforms solar pumping capable
•Development of integrated electronic pressure boosting systems for residential and commercial applications
•Development of new standard electric skid pump package designs including the new "SmartPrime" variable frequency drive skid packages for mining and municipal dewatering markets
•Greywater pumping equipment, including the development of 60Hz electrical submersible pumps from the acquisition of Minetuff and expansion of Non-Clog and grinder pumps for the Americas market
•Submersible pumps for commercial, municipal, and agricultural applications including the development of a new cast stainless submersible turbine line, and upgrading the performance of the line shaft turbine product offering
•Water treatment products focused on component performance improvements and IOT enabled sensing systems

Fueling Systems Segment
Fueling Systems is a global leader in the production and marketing of fuel pumping systems, fuel containment systems and monitoring and control systems. The Fueling Systems segment designs, manufactures and sells pumps, motors, pipe, sumps, fittings, vapor recovery components, electronic controls, monitoring devices and related parts and equipment primarily for use in fueling system applications.

Fueling Systems offers a complete array of components between the tank and the dispenser, including submersible pumps, motors, station hardware, piping, sumps, vapor recovery, corrosion control systems and electronic controls and monitoring. The Fueling Systems segment growth has been sustained by a commitment to protecting human health and the environment while delivering the lowest total cost of ownership. Fueling Systems takes steps to ensure its products are installed and maintained properly through robust global certification tools for their third-party contractors. The segment serves other energy markets such as power reliability systems and includes intelligent electronic devices that are designed for online monitoring for the power utility, hydroelectric, rail, and telecommunication and data center infrastructure.

Fueling Systems products are sold in highly competitive markets. The Company believes there is growth opportunity in developing markets. Fueling Systems competes in each of its targeted markets based on product design, quality, performance, availability and price. The Company’s principal competitors in the petroleum equipment industry are Vontier Corporation, formerly a part of Fortive Corporation, and Dover Corporation.

2023 Fueling Systems research and development expenditures were primarily related to the following activities:
•Developed and launched On-Prem, server software to collect data from battery monitoring, battery testers, and distribution monitoring, tailored to the U.S. railroad market
•Developed OM3 TripCoil transformer monitoring instrument
•Developed and launched EVO-Edge, a carwash fluids monitoring system
•Developed and launched Hybrid Battery Control Unit (HBCU), with wireless (WiFi) connectivity
•Developed CVM fuel dispensing and monitoring control system
•Developed EV-Controls NexPhase 600 & 800, electric vehicle charger switchgear

Distribution Segment
The Distribution segment is operated as a collection of wholly owned leading groundwater distributors known as the Headwater Companies. Headwater Companies deliver quality products and leading brands to the industry, providing contractors with the products and services they demand to meet their application challenges. The Distribution segment operates within the U.S. professional groundwater market. Highlights of the Distribution Segment geographic growth through acquisitions in the last three years are as follows:
•2021 - Acquired Blake Group Holdings, Inc., a professional groundwater distributor operating in the northeast
•2023 - Acquired substantially all of the assets of LCA Pump, LLC, which operates Water Works Pump, a professional groundwater distributor operating in the midwest

Information Regarding All Reportable Segments
Research and Development
The Company incurred research and development expenses as follows:

(In millions)	2023	2022	2021
Research and development expenses	$17.7	$16.7	$17.3

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

Raw Materials
The principal raw materials used in the manufacture of the Company’s products are coil and bar steel, stainless steel, copper wire and aluminum ingot. Major components are electric motors, electrical components, motor protectors, forgings, gray iron castings, plastic resins and bearings. Most of these raw materials are available from multiple sources in the U.S. and world markets. Generally, the Company believes that adequate alternative sources are available for the majority of its key raw material and purchased component needs; however, the Company is dependent on a single or limited number of suppliers for certain materials or components. The Company believes that availability of fuel and energy is adequate to satisfy current and projected overall operations unless interrupted by government direction, allocation or other disruption.

Major Customers
No single customer accounted for over 10 percent of net sales in 2023, 2022, or 2021. No single customer accounted for over 10 percent of gross accounts receivable in 2023 and 2022.

Backlog
The dollar amount of backlog by segment was as follows:

(In millions)	February 7, 2024	February 6, 2023
Water Systems	$120.2	$228.2
Fueling Systems	16.9	43.9
Distribution	23.5	22.8
Consolidated	$160.6	$294.9

The backlog is composed of written orders at prices adjustable on a price-at-the-time-of-shipment basis for products, primarily standard catalog items. All backlog orders are expected to be filled in 2024. The Company’s sales in the first quarter are generally less than its sales in other quarters due to less water well drilling and overall product sales during the winter months in the Northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

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

Human Capital Resources
As of December 31, 2023, the Company had approximately 6,400 employees. The Company is committed to providing safe work environments for its employees, prioritizing wellness, health and safety best practices and requiring ethical compliance with established policies. Further information regarding its human capital details and initiatives can be found in the 2023 Franklin Electric Sustainability Report available for download on the Company's website.

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

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. The Company does not expect Pillar 2 to have a material impact on its income tax liability, provision for income taxes, or effective tax rate.

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

In the second quarter of 2022, the Company concluded that Turkey represents a hyperinflationary economy as its three-year cumulative inflation rate exceeded 100 percent. As a result, the Company started remeasuring the financial statements for the Company’s Turkish operations in accordance with the highly inflationary accounting rules in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 830 "Foreign Currency Matters" as of the beginning of the second quarter of 2022. As a result, all gains and losses resulting from the remeasurement of the financial results of operations and other transactional foreign exchange gains and losses are reflected in earnings, which have resulted in volatility within the Company’s earnings, rather than as a component of the Company’s comprehensive income within shareholders’ equity. The Company also remeasures its financial statements for its Argentina operations in accordance with the highly inflationary accounting rules. Turkey and Argentina becoming hyperinflationary economies has had a material adverse effect on the Company’s consolidated results of operations and further inflation may have additional adverse effects on the Company's consolidated financial position, results of operations, or cash flows in future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Data and information systems are a key part of how the Company delivers value to its customers, employees and stakeholders, and the Company’s cybersecurity program is committed to protecting its customers, employees, partners, infrastructure and systems. The Company’s cybersecurity program and approach is overseen by its Board of Directors, in coordination with the Audit Committee, and Senior Leadership, along with its Senior Director of Global Information Technology Operations and Infrastructure who has expertise around global cybersecurity matters. The Board of Directors receives annual reports from Senior Leadership on the Company’s cybersecurity risks. In addition, Senior Leadership updates the Board of Directors, as necessary, regarding any significant cybersecurity incidents. The Board of Directors and Senior Leadership review the strategy, tools, metrics and latest trends affecting cybersecurity and utilizes the National Institute of Standards and Technology (NIST) Cybersecurity Framework as the foundation for its cybersecurity strategy and approach. Third parties are engaged to assess the Company’s cybersecurity posture and adherence to the NIST Cybersecurity Framework, and the Company evaluates cybersecurity risks as part of its annual risk assessment process. Cybersecurity risk mitigation strategies and initiatives are developed based on these assessments. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment, and then reported to designated members of Senior Leadership.

A key area for the Cybersecurity Program is employee cybersecurity education. The Company’s employees play a key role in cybersecurity and receive mandatory cybersecurity training, phishing attack simulations, educational events, and news bulletins. The Company’s data protection and privacy program is designed to adhere to and adapt to global privacy and data protection laws.

The Company’s business strategy, results of operations and financial condition have not been materially affected and are not reasonably likely to be affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but it cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on the Company’s information technology related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Franklin Electric serves customers worldwide with over 220 manufacturing and distribution facilities located in over 20 countries. The Global Headquarters is located in Fort Wayne, Indiana, United States and houses sales, marketing and administrative offices along with a state-of-the-art research and engineering facility. Besides the owned corporate facility, the Company considers the following to be principal properties:

Location / Segment	Purpose	Own/Lease
Santa Catarina, Brazil / Water & Fueling	Manufacturing/Distribution/Sales	Own
Sao Paulo, Brazil / Water & Fueling	Manufacturing/Distribution/Sales	Own
Jiangsu Province, China / Water & Fueling	Manufacturing	Own
Brno, Czech Republic / Water	Manufacturing	Own
Vicenza, Italy / Water	Manufacturing	Own
Nuevo Leon, Mexico / Water & Fueling	Manufacturing	Own
Edenvale, South Africa / Water	Manufacturing	Own
Izmir, Turkey / Water & Fueling	Manufacturing/Distribution/Sales/R&D	Own
Indiana, United States / Water	Manufacturing/Distribution/Sales	Lease
Montana, United States / Distribution	Distribution	Own
North Carolina, United States / Distribution	Distribution	Own
Oklahoma, United States / Water	Manufacturing	Own
Oregon, United States / Water	Manufacturing/Distribution/Sales/R&D	Lease
Wisconsin, United States / Fueling	Manufacturing/Distribution/Sales/R&D	Own

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

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of December 31, 2023, are as follows:

Name	Age	Position Held	Period Holding Position
Gregg C. Sengstack	65	Chairperson of the Board and Chief Executive Officer	2015 - present
Jeffery L. Taylor	57	Vice President, Chief Financial Officer	2021 - present
		Chief Financial Officer, Blue Bird Corporation	2020 - 2021
		Senior Vice President and Chief Financial Officer, Wabash National Corporation	2014 - 2020
Brent L. Spikes	52	Vice President, Global Manufacturing	2022 - present
		Vice President, Global Water Engineering	2020 - 2022
		Vice President, Manufacturing & Manufacturing Engineering	2019 - 2020
		Director, Manufacturing & Manufacturing Engineering	2018 - 2019
		Director, Advanced Manufacturing	2014 - 2018
DeLancey W. Davis	58	Vice President and President, Headwater Companies	2017 - present
Greg M. Levine	50	Vice President and President, Global Water	2023 - present
		President and CEO, Motion Control and Drives, Nidec Corporation	2020-2023
		President, Motion Control, Nidec Corporation	2016-2020
Jay J. Walsh	54	Vice President and President, Fueling Systems	2019 - present
		President, Fueling Systems	2017 - 2019
Jonathan M. Grandon	48	Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	2016 - present
Kenneth Keene	60	Vice President, Global Supply	2022 - present
		Vice President, EMEA Manufacturing	2021 - 2022
		Vice President, Global Sourcing	2018 - 2021
		Vice President, Sales - US	2014 - 2018

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The number of shareholders of record as of February 7, 2024 was 591. The Company’s stock is traded on the NASDAQ Global Select Market under the symbol FELE. Broadridge Corporate Issuer Solutions, Inc. 1155 Long Island Avenue, Edgewood, New York, 11717 serves as the registrar, record keeper and stock transfer agent.

Dividends paid per common share as quoted by the NASDAQ Global Select Market for 2023 and 2022 were as follows:

Dividends per Share
	2023	2022
1st Quarter	$.225	$.195
2nd Quarter	$.225	$.195
3rd Quarter	$.225	$.195
4th Quarter	$.225	$.195

The Company has increased dividend payments on an annual basis for 31 consecutive years. The payment of dividends in the future will be determined by the Board of Directors and will depend on business conditions, earnings, and other factors.

Issuer Purchases of Equity Securities
In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. In February 2023, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The authorization was in addition to the 215,872 shares that remained available for repurchase as of February 16, 2023. The Company repurchased 144,137 shares for approximately $12.6 million under this plan during the fourth quarter of 2023. The maximum number of shares that may still be purchased under this plan as of December 31, 2023 is 916,655.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
October 1 - October 31	80,000	$85.55	80,000	980,792
November 1 - November 30	56,718	$88.42	56,718	924,074
December 1 - December 31	7,419	$93.85	7,419	916,655
Total	144,137	$87.11	144,137	916,655
Stock Performance Graph
The following graph compares the Company’s cumulative total shareholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Guggenheim S&P Global Water Index and the Russell 2000 Index.

Hypothetical $100 invested on December 31, 2018 (fiscal year-end 2018) in Franklin Electric common stock (FELE), Guggenheim S&P Global Water Index, and Russell 2000 Index, assuming reinvestment of dividends:

	YE 2018	2019	2020	2021	2022	2023
FELE	$100	$134	$161	$221	$188	$202
Guggenheim S&P Global Water	100	132	150	195	152	176
Russell 2000	100	124	146	166	132	155

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of the year-over-year comparison of changes in the Company's financial condition and results of operation as of and for the fiscal years ended December 31, 2022 and December 31, 2021 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

2023 vs. 2022

OVERVIEW
Net sales in 2023 increased 1 percent compared to the prior year. The sales increase in 2023 was primarily due to price realization, partially offset by the negative impact of foreign currency translation and lower volumes. The Company's consolidated gross profit was $697.0 million for 2023, an increase of $5.6 million from the prior year. Diluted earnings per share was $4.11 for 2023, an increase of $0.14 or 4 percent from the prior year.

RESULTS OF OPERATIONS

Net Sales

	Net Sales
(In millions)	2023	2022	2023 v 2022
Water Systems	$1,203.7	$1,157.5	$46.2
Fueling Systems	296.5	334.1	(37.6)
Distribution	673.3	668.1	5.2
Eliminations/Other	(108.4)	(116.0)	7.6
Consolidated	$2,065.1	$2,043.7	$21.4

Net sales increased 1 percent in 2023 compared to the prior year. Foreign currency unfavorably impacted net sales by 3 percentage points during 2023, principally due to the strengthening of the U.S. Dollar relative to the Turkish Lira and Argentine Peso.

Net Sales-Water Systems
Water Systems sales increased 4 percent in 2023, as compared to the prior year. This sales growth was primarily due to price realization. Partially offsetting the increase, sales decreased 5 percent in 2023 due to the negative impact from foreign exchange rates, as compared to prior year.

Water Systems sales in the U.S. and Canada increased 4 percent in 2023, as compared to the prior year. Sales decreased less than 1 percent in 2023 due to the negative impact from foreign exchange rates, as compared to prior year. In 2023, sales of large dewatering equipment increased 63 percent, sales of groundwater pumping equipment decreased 10 percent and sales of all other surface pumping equipment decreased 1 percent compared to 2022.

Water Systems sales in markets outside the U.S. and Canada increased 3 percent in 2023, as compared to the prior year. Sales decreased 11 percent in 2023 due to the negative impact from foreign exchange rates, as compared to prior year. In 2023 excluding the impact of foreign currency translation, sales increases in EMEA and Latin America more than offset sales declines in the Asia Pacific markets.

Net Sales-Fueling Systems
Fueling Systems sales decreased 11 percent in 2023, as compared to the prior year. This sales decline was primarily due to lower volumes driven by customer inventory destocking as well as higher interest rates, labor constraints, and permitting delays causing some new station build plans to move into 2024.

Fueling Systems sales in the U.S. and Canada decreased 9 percent in 2023, as compared to the prior year. The decrease was primarily in dispensing and piping equipment. Outside the U.S. and Canada, Fueling Systems sales decreased 19 percent in 2023, as compared to the prior year, due primarily to the divestiture of the above ground storage tank business in 2022 and lower sales in China.

Net Sales-Distribution
Distribution sales increased 1 percentage point in 2023, as compared to the prior year. The Distribution segment sales increase was primarily due to higher volumes, partially offset by lower commodity-driven pricing.

Gross Profit and Expense Ratios

	Fiscal Year
(In Millions)	2023	% of Net Sales	2022	% of Net Sales
Gross Profit	$697.0	33.8%	$691.4	33.8%
Selling, General and Administrative Expense	433.5	21.0%	432.1	21.1%

Gross Profit
The gross profit margin ratio was 33.8 percent in 2023 and 2022. The gross profit margin was favorably impacted in 2023 by price realization, product mix and lower freight costs in Water Systems and Fueling, partially offset by margin compression from unfavorable pricing of commodity-based products sold through the Distribution business.

Selling, General and Administrative (“SG&A”)
SG&A expenses were $433.5 million in 2023 compared to $432.1 million in 2022. SG&A expenses increased by less than 1 percent in 2023 primarily due to higher compensation costs, partially offset by lower advertising and marketing expenses. The SG&A expenses ratio was 21.0 percent and 21.1 percent in 2023 and 2022, respectively.

Restructuring Expenses
Restructuring expenses were $1.1 million and $2.2 million in 2023 and 2022, respectively. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities, branch closings and consolidations.

Operating Income
Operating income increased 2 percent in 2023, as compared to the prior year.

	Operating income (loss)
(In millions)	2023	2022	2023 v 2022
Water Systems	$196.6	$172.3	$24.3
Fueling Systems	92.7	96.8	(4.1)
Distribution	34.3	54.5	(20.2)
Eliminations/Other	(61.2)	(66.4)	5.2
Consolidated	$262.4	$257.2	$5.2

Operating Income-Water Systems
Water Systems operating income increased $24.3 million in 2023, as compared to the prior-year period, primarily due to price realization and cost management, including lower freight costs. The 2023 operating income margin was 16.3 percent compared to 2022 operating income margin of 14.9 percent of net sales. Operating income margin increased in Water Systems primarily due to price realization and operating leverage on higher sales.

Operating Income-Fueling Systems
Fueling Systems operating income decreased $4.1 million in 2023, as compared to the prior-year period. Operating income decreased in Fueling Systems primarily due to lower sales volumes, partially offset by a favorable product and geographic mix of net sales and disciplined cost management. The 2023 operating income margin was 31.3 percent compared to 29.0 percent of net sales in 2022. Operating income margin increased in Fueling Systems primarily due to price realization, a favorable product and geographic sales mix shift and disciplined cost management.

Operating Income-Distribution
Distribution operating income decreased $20.2 million in 2023, as compared to the prior-year period. The 2023 operating income margin was 5.1 percent compared to 8.2 percent of net sales in 2022. Operating income and operating income margin decreased primarily due to unfavorable pricing of commodity-based products sold through the business.

Operating Income-Eliminations/Other

Operating income-eliminations/other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in 2023 compared to 2022 was a favorable $6.2 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses increased $1.0 million, compared to the prior year.

Interest Expense
Interest expense was $11.8 million in 2023 and $11.5 million in 2022, respectively. The increase in 2023 was primarily driven by higher interest rates, partially offset by lower average borrowings in 2023.

Other Income or Expense
Other income (expense), net was a benefit of $3.7 million in 2023 and an expense of $3.2 million in 2022. The favorable benefit in 2023 was due to higher interest income as a result of favorable interest rates and lower benefit costs related to the Company’s employee benefit plans.

Foreign Exchange
Foreign currency-based transactions produced an expense of $12.1 million in 2023 and $7.2 million in 2022, respectively. The expense in 2023 was primarily due to transaction losses associated with the Turkish Lira, Argentine and Mexican Peso relative to the U.S. dollar. The expense in 2022 was primarily due to transaction losses associated with the Argentine Peso and Turkish Lira. The Company reports the results of its subsidiaries in Argentina and Turkey using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent.

Income Taxes
The provision for income taxes in 2023 and 2022 were $47.5 million and $46.4 million, respectively. The effective tax rate for 2023 was about 20 percent and before the impact of discrete events was about 21 percent. The effective tax rate for 2022 both before and after the impact of discrete events was about 20 percent. The effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to the recognition of the U.S. foreign-derived intangible income (FDII) provisions, foreign earnings taxed at rates below the U.S. statutory rate, certain incentives, and discrete events partially offset by state taxes.

Net Income
Net income for 2023 was $194.7 million compared to 2022 net income of $188.8 million. Net income attributable to Franklin Electric Co., Inc. for 2023 was $193.3 million, or $4.11 per diluted share, compared to 2022 net income attributable to Franklin Electric Co., Inc. of $187.3 million, or $3.97 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at December 31, 2023 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

As of December 31, 2023, the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 13, 2026. As of December 31, 2023, the Company had $335.4 million borrowing capacity under the Credit Agreement as $3.6 million in letters of commercial and standby letters of credit were outstanding and undrawn and $11.0 million in revolver borrowings were drawn and outstanding, which were primarily used for funding working capital requirements.

In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity of $125.0 million as of December 31, 2023. The New York Life Agreement matures on July 30, 2024. The Company also has other long-term debt borrowings outstanding as of December 31, 2023. See Note 10 - Debt for additional specifics regarding these obligations and future maturities.

At December 31, 2023, the Company had $69.6 million of cash and cash equivalents held in foreign jurisdictions, which the Company intends to use to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.

Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents:

(in millions)	2023	2022
Cash flows from operating activities	$315.7	$101.7
Cash flows from investing activities	$(74.3)	$(43.1)
Cash flows from financing activities	$(192.2)	$(48.5)
Impact of exchange rates on cash and cash equivalents	$(10.0)	$(4.9)
Change in cash and cash equivalents	$39.2	$5.2

Cash Flows from Operating Activities
2023 vs 2022
Net cash provided by operating activities was $315.7 million for 2023 compared to $101.7 million for 2022. The increase in cash provided by operating activities was primarily due to actions the Company took to improve working capital including inventory reductions as its supply chain resiliency and lead times improved during the back half of the year.

Cash Flows from Investing Activities
2023 vs. 2022
Net cash used in investing activities was $74.3 million in 2023 compared to $43.1 million in 2022. The increase was primarily attributable to increased acquisition activity in 2023.

Cash Flows from Financing Activities
2023 vs. 2022
Net cash used by financing activities was $192.2 million in 2023 compared to $48.5 million in 2022. The change in financing cash flow was primarily attributable to net borrowings under the Company's revolving credit facility in 2022 compared to net repayments in 2023.

AGGREGATE CONTRACTUAL OBLIGATIONS
The majority of the Company’s contractual obligations to third parties relate to debt obligations. In addition, the Company has certain contractual obligations for future lease payments and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)					More than
	Total	2024	2025-2026	2027-2028	5 years
Debt	$100.6	$12.4	$78.1	$2.8	$7.3
Debt interest	13.8	7.6	4.8	0.7	0.7
Operating leases	61.9	19.5	26.6	12.3	3.5
Purchase obligations	11.1	11.0	0.1	—	—
Income Taxes-U.S. Tax Cuts and Jobs Act transition tax	$8.7	$3.9	$4.8	$—	$—
	$196.1	$54.4	$114.4	$15.8	$11.5

Interest payments on debt obligations are calculated for future periods using interest rates in effect at the end of 2023. Certain of these projected interest payments may differ in the future based on interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2023.

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in estimated future payments of approximately $0.8 million in 2024. In addition, due to the timing of funding in future periods being uncertain and dependent on future movements in interest rates, investment returns, changes in laws and regulations and other variables, the table above excludes the non-current liability of $29.5 million for cash outflows related to the Company's pension plans.

The Company also has unrecognized tax benefits, none of which are included in the table above. The unrecognized tax benefits of approximately $0.8 million have been recorded as liabilities and the Company is uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $0.1 million.

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

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no material changes to estimates or methodologies used to develop those estimates in 2023. The Company’s critical accounting estimates are identified below:

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

Business Combinations and Valuation of Acquired Intangible Assets
The Company follows the guidance under FASB ASC Topic 805, Business Combinations. The acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company utilizes management estimates and may use an independent third-party valuation firm to assist in determining the fair values of assets acquired, including intangible assets, and liabilities assumed. The identifiable intangible assets acquired typically include customer relationships and trade names. Identifiable intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The fair value of customer relationships is measured using the multi-period excess earnings method ("MPEEM"). The fair value of trade names is measured using a relief-from-royalty ("RFR") approach, which assumes the value of the trade name is the discounted amount of cash flows that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future sales projections for both the RFR and MPEEM are based on internal revenue forecasts which the Company believes represents reasonable market participant assumptions. The future cash flows are discounted using an applicable discount rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The key uncertainties in the RFR and MPEEM calculations, as applicable, are the selection of an appropriate royalty rate, assumptions used in developing estimates of future cash flows, including revenue growth and expense forecasts, assumed customer attrition rates, as well as the perceived risk associated with those forecasts in determining the discount rate and risk premium. There is inherent uncertainty in forecasted future cash flows and therefore, actual results may differ and could result in subsequent impairment charges of acquired intangibles and/or goodwill.

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

In assessing the recoverability of goodwill, the Company determines the fair value of its reporting units by utilizing a combination of both the market value and income approaches. The market value approach compares the reporting units’ current and projected financial results to entities of similar size and industry to determine the market value of the reporting unit. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends, as well as the effects of demand and competition. The Company is required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units is below their associated carrying values. Goodwill included on the balance sheet as of the year ended December 31, 2023 was $342.4 million.

During the fourth quarter of 2023, the Company completed its annual impairment test of goodwill and indefinite-lived trade names and determined the fair value of all intangibles were substantially in excess of the respective carrying values. Significant judgment is required to determine if an indication of impairment has taken place. Factors to be considered include the following: adverse changes in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable declines in market data such as market capitalization. A 10 percent decrease in the estimated fair value of any of these intangible assets would not have changed this determination. The sensitivity analysis required the use of numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in an impairment determination.

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

Pension and Employee Benefit Obligations
The Company consults with its actuaries to assist with the calculation of discount rates used in its pension and post retirement plans. The discount rates used to determine domestic pension and post-retirement plan liabilities are calculated using a full yield curve approach. Market conditions have caused the weighted-average discount rate to move from 5.15 percent last year to 4.90 percent this year for the domestic pension plans and from 5.08 percent last year to 4.88 percent this year for the postretirement health and life insurance plan. A change in the discount rate selected by the Company of 25 basis points would result in a change of about $0.1 million to employee benefit expense and a change of about $2.4 million of liability.

The Company consults with actuaries and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long-term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company will use an expected long-term rate of return on plan assets of 6.20 percent in measuring net periodic cost for 2024. Market conditions have caused the expected long-term rate or return to increase from 5.70 percent as used in measuring net periodic cost for 2023. A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.3 million of employee benefit expense.

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

Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is mitigated through several means including maintenance of local production facilities in the markets served, invoicing of customers in the currency which the Company is billed for production inputs, prompt settlement of third party and intercompany balances, limited use of foreign currency denominated debt, maintaining minimal foreign currency denominated cash balances, and application of derivative instruments when appropriate. Based on the 2023 mix of foreign currencies, the Company estimates that a hypothetical strengthening of the US Dollar by about 2 percent would have reduced the Company’s 2023 sales by less than 1 percent.

Interest Rate Risk
The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Credit Agreement”). Borrowings in USD under the Credit Agreement may be made either at (i) a Secured Overnight Financing Rate (SOFR) Term Benchmark plus an applicable margin or (ii) an alternative base rate as defined in the Credit Agreement. Borrowings in EUR under the Credit Agreement may be made either at (i) a Euro Interbank Offer Rate (EURIBOR) Term Benchmark plus an applicable margin or (ii) an alternative base rate as defined in the Credit Agreement. The Company had $11.0 million borrowings at year-end 2023 under the Credit Agreement. The Company estimates that a hypothetical increase of 100 basis points in interest rates would have increased interest expense by $0.7 million during 2023. The Company also has exposure to changes in interest rates in the form of the fair value of outstanding fixed rate debt fluctuating in response to changing interest rates.

Commodity Price Exposures
Portions of the Company’s business are exposed to volatility in the prices of certain commodities, such as copper, steel and aluminum, among others. The primary exposure to this volatility resides with the use of these materials in purchased component parts. The Company generally maintains long-term fixed price contracts on raw materials and component parts; however, the Company is prone to exposure as these contracts expire. Based on the 2023 use of commodities, the Company estimates that a hypothetical 10 percent adverse movement in prices for raw metal commodities would result in less than 1 percent decrease of gross margin as a percent of net sales.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	2023	2022	2021

Net sales	$2,065,133	$2,043,711	$1,661,865
Cost of sales	1,368,125	1,352,276	1,085,776
Gross profit	697,008	691,435	576,089
Selling, general, and administrative expenses	433,476	432,076	386,275
Restructuring expense	1,091	2,170	621
Operating income	262,441	257,189	189,193
Interest expense	(11,790)	(11,525)	(5,196)
Other income/(expense), net	3,696	(3,201)	7,978
Foreign exchange expense	(12,124)	(7,236)	(2,269)
Income before income taxes	242,223	235,227	189,706
Income tax expense	47,489	46,416	34,731
Net income	$194,734	$188,811	$154,975
Less: Net income attributable to noncontrolling interests	(1,462)	(1,479)	(1,115)
Net income attributable to Franklin Electric Co., Inc.	$193,272	$187,332	$153,860
Earnings per share:
Basic	$4.17	$4.02	$3.29
Diluted	$4.11	$3.97	$3.25

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2023	2022	2021

Net income	$194,734	$188,811	$154,975
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	12,026	(11,809)	(27,534)
Employee benefit plan activity:
Net gain/(loss) arising during period	(4,449)	6,660	288
Amortization arising during period	2,148	5,828	4,760
Other comprehensive income/(loss)	9,725	679	(22,486)
Income tax benefit/(expense) related to items of other comprehensive income/(loss)	643	(3,647)	(1,458)
Other comprehensive income/(loss), net of tax	10,368	(2,968)	(23,944)
Comprehensive income	205,102	185,843	131,031
Less: Comprehensive loss/(income) attributable to noncontrolling interests	(1,496)	(1,378)	(981)
Comprehensive income attributable to Franklin Electric Co., Inc.	$203,606	$184,465	$130,050

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$84,963	$45,790
Receivables, less allowances of $3,594 and $4,211, respectively	222,418	230,404
Inventories:
Raw material	176,706	196,876
Work-in-process	26,880	30,276
Finished goods	305,110	317,828
Total inventories	508,696	544,980
Other current assets	37,718	36,916
Total current assets	853,795	858,090
Property, plant, and equipment, at cost:
Land and buildings	167,028	159,253
Machinery and equipment	316,227	297,496
Furniture and fixtures	56,997	50,264
Other	59,747	50,249
Property, plant, and equipment, gross	599,999	557,262
Less: Allowance for depreciation	(370,260)	(342,108)
Property, plant, and equipment, net	229,739	215,154
Lease right-of-use assets, net	57,014	48,948
Deferred income taxes	8,758	6,778
Intangible assets, net	230,027	231,275
Goodwill	342,404	328,046
Other assets	6,385	5,910
Total assets	$1,728,122	$1,694,201
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$152,419	$139,266
Accrued expenses and other current liabilities	100,249	120,555
Current lease liability	17,316	15,959
Income taxes	4,700	3,233
Current maturities of long-term debt and short-term borrowings	12,355	126,756
Total current liabilities	287,039	405,769
Long-term debt	88,056	89,271
Long-term lease liability	38,549	32,858
Income taxes payable non-current	4,837	8,707
Deferred income taxes	29,461	29,744
Employee benefit plans	35,973	31,889
Other long-term liabilities	33,914	25,209
Commitments and contingencies (see Note 16)
Redeemable noncontrolling interest	1,145	620
Shareholders’ equity:
Common stock (65,000 shares authorized, $0.10 par value) outstanding (46,067 and 46,193, respectively)	4,607	4,619
Additional paid-in capital	344,717	325,426
Retained earnings	1,078,512	969,261
Accumulated other comprehensive loss	(221,114)	(231,448)
Total shareholders’ equity	1,206,722	1,067,858
Noncontrolling interest	2,426	2,276
Total equity	1,209,148	1,070,134
Total liabilities and equity	$1,728,122	$1,694,201

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$194,734	$188,811	$154,975
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	52,260	50,374	44,572
Non-cash lease expense	18,852	17,406	13,808
Share-based compensation	10,133	10,973	11,731
Deferred income taxes	(1,609)	(1,230)	126
(Gain)/Loss on disposals of plant and equipment	(256)	1,285	(269)
Gain from bargain purchase of business	—	—	(6,482)
Foreign exchange expense	12,124	7,236	2,269
Changes in assets and liabilities, net of acquisitions:
Receivables	19,150	(44,800)	(31,925)
Inventory	48,176	(101,080)	(123,076)
Accounts payable and accrued expenses	(23,085)	(12,283)	89,038
Operating leases	(18,874)	(17,406)	(13,808)
Income taxes	(1,524)	(679)	(2,241)
Income taxes-U.S. Tax Cuts and Jobs Act	(2,902)	(355)	—
Employee benefit plans	1,458	3,488	1,245
Other, net	7,073	(66)	(10,200)
Net cash flows from operating activities	315,710	101,674	129,763
Cash flows from investing activities:
Additions to property, plant, and equipment	(41,415)	(41,903)	(30,116)
Proceeds from sale of property, plant, and equipment	1,494	6	979
Cash paid for acquisitions, net of cash acquired	(34,831)	(1,186)	(235,701)
Other, net	463	9	33
Net cash flows from investing activities	(74,289)	(43,074)	(264,805)
Cash flows from financing activities:
Proceeds from issuance of debt	443,217	477,558	321,299
Repayments of debt	(558,746)	(448,622)	(226,583)
Proceeds from issuance of common stock	9,193	3,859	15,524
Purchases of common stock	(43,332)	(40,490)	(25,949)
Dividends paid	(41,723)	(36,991)	(33,398)
Deferred payments for acquisitions	(802)	(3,786)	—
Net cash flows from financing activities	(192,193)	(48,472)	50,893
Effect of exchange rate changes on cash and cash equivalents	(10,055)	(4,874)	(6,102)
Net change in cash and cash equivalents	39,173	5,254	(90,251)
Cash and cash equivalents at beginning of period	45,790	40,536	130,787
Cash and cash equivalents at end of period	$84,963	$45,790	$40,536

Cash paid for income taxes, net of refunds	$55,120	$48,335	$37,387
Cash paid for interest	$12,115	$11,209	$5,192

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$2,229	$628	$1,454
Lease right-of-use assets obtained in exchange for new operating lease liabilities	$25,899	$17,599	$19,627
Payable to sellers of acquired entities	$7,027	$354	$4,000
Payable for share repurchases	$—	$1,083	$—
Non-cash investment to acquire property in lieu of cash payment for products provided	$419	$—	$—
Accrued dividends payable to noncontrolling interests	$821	$—	$—

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Total Shareholders’ Equity
(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Balance as of year-end 2020	46,222	$4,622	$283,420	$764,562	$(204,771)	$2,116	$(245)
Net Income	—	—	—	153,860	—	899	216
Currency translation adjustment	—	—	—	—	(27,400)	(144)	10
Pension and other post retirement plans, net of tax expense $1,458	—	—	—	—	3,590	—	—
Dividends on common stock ($0.70/share)	—	—	—	(32,688)	—	—	—
Dividend to noncontrolling interest	—	—	—	—	—	(710)	—
Common stock issued	440	44	15,480	—	—	—	—
Share based compensation	140	14	11,717	—	—	—	—
Common stock repurchased	(319)	(32)	—	(25,917)	—	—	—
Balance as of year-end 2021	46,483	$4,648	$310,617	$859,817	$(228,581)	$2,161	$(19)
Net Income	—	—	—	187,332	—	857	622
Currency translation adjustment	—	—	—	—	(11,708)	(118)	17
Pension and other post retirement plans, net of tax expense $3,647	—	—	—	—	8,841	—	—
Dividends on common stock ($0.78/share)	—	—	—	(36,367)	—	—	—
Dividend to noncontrolling interest	—	—	—	—	—	(624)	—
Common stock issued	90	9	3,850	—	—	—	—
Share based compensation	136	14	10,959	—	—	—	—
Common stock repurchased	(516)	(52)	—	(41,521)	—	—	—
Balance as of year-end 2022	46,193	$4,619	$325,426	$969,261	$(231,448)	$2,276	$620
Net Income	—	—	—	193,272	—	935	527
Currency translation adjustment	—	—	—	—	11,992	36	(2)
Pension and other post retirement plans, net of tax benefit $643	—	—	—	—	(1,658)	—	—
Dividends on common stock ($0.90/share)	—	—	—	(41,723)	—	—	—
Dividend to noncontrolling interest	—	—	—	—	—	(821)	—
Common stock issued	216	22	9,171	—	—	—	—
Share based compensation	131	13	10,120	—	—	—	—
Common stock repurchased	(473)	(47)	—	(42,298)	—	—	—
Balance as of year-end 2023	46,067	$4,607	$344,717	$1,078,512	$(221,114)	$2,426	$1,145

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--The financial statements and accompanying notes are as of and for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, and referred to as 2023, 2022, and 2021, respectively.

Principles of Consolidation--The consolidated financial statements include the accounts of Franklin Electric Co., Inc. and its consolidated subsidiaries. All intercompany transactions have been eliminated.

Business Combinations--The Company allocates the purchase price of its acquisitions to the assets acquired, liabilities assumed, and noncontrolling interests based upon their respective fair values at the acquisition date. The Company utilizes management estimates and may use inputs from an independent third-party valuation firm to assist in determining these fair values. The excess of the acquisition price over estimated fair values of the net assets acquired is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period, which may be up to one year from the acquisition date. If the preliminary, estimated fair values of the net assets acquired are in excess of the acquisition price, that represents a bargain purchase gain, and the Company records this amount in "Accrued expenses and other current liabilities" on the consolidated balance sheet until it completes its determination of fair values for the net assets acquired. Once that fair value determination is completed, the bargain purchase gain is recognized on the consolidated statements of income in "Other income/(expense), net". Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred.

Revenue Recognition--Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The promise in a contract to transfer goods or services to a customer represents a performance obligation. The Company typically sells its products to customers by purchase order and does not have any additional performance obligations included in contracts to customers. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation. Therefore, the Company allocates the transaction price based on a single performance obligation. The Company typically ships products Free on Board (FOB) shipping point at which point control of the products passes to the customers. The Company considers the performance obligation satisfied and recognizes revenue at a point in time, the time of shipment. The Company applies a practical expedient to expense as incurred costs to obtain a contract with a customer when the amortization period would have been one year or less as well as applies the financing component practical expedient when the duration of the financing is one year or less.

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

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $17.7 million in 2023, $16.7 million in 2022, and $17.3 million in 2021 related to research and development.

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

Inventories--Inventories are stated at the lower of cost or net realizable value. The majority of the cost of inventories is determined using the first in, first out (FIFO) method with a portion of inventory costs determined using the average cost method. The Company reviews its inventories for excess or obsolete products or components based on an analysis of historical usage and management’s evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts.

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

The Company’s depreciation expense was $35.1 million, $33.1 million, and $30.2 million in 2023, 2022, and 2021, respectively.

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

Income Taxes--Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company records a liability for uncertain tax positions by establishing a more likely than not recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Translation of Foreign Currency Financial Statements--All assets and liabilities of foreign subsidiaries in a functional currency other than the U.S. dollar are translated at year-end exchange rates. All revenue and expense accounts are translated at average rates in effect during the respective period. Transaction gains and losses and highly inflationary accounting adjustments are included in “Foreign exchange expense” within the Company’s consolidated statements of income, as incurred.

In the second quarter of 2022, the Company concluded that Turkey represents a highly inflationary economy as its three-year cumulative inflation rate exceeded 100 percent. As a result, the Company started remeasuring the financial statements for the Company’s Turkish operations in accordance with the highly inflationary accounting rules in FASB ASC 830, Foreign Currency Matters, as of April 1, 2022. As a result, all gains and losses resulting from the remeasurement of the financial results of operations and other transactional foreign exchange gains and losses are reflected in earnings rather than as a component of the Company’s comprehensive income within shareholders’ equity. Additionally, the Company’s operations in Argentina have also been accounted for using the highly inflationary accounting rules since the date they were acquired in 2018.

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

Accounting Standards Issued But Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. ASU 2023-07 is effective for fiscal years beginning after

December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company is still determining the date of adoption for this ASU, but does not anticipate the adoption to have a material impact on the Company's financial disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. The Company is still determining the date of adoption for this ASU, but does not anticipate the adoption to have a material impact on the Company's financial disclosures.

3. ACQUISITIONS
2023
During the fourth quarter ended December 31, 2023, the Company acquired substantially all of the assets of Aqua Systems of Fort Myers, a water treatment systems distributor. In another separate transaction, the Company acquired substantially all of the assets of Action Manufacturing and Supply, Inc., a water treatment equipment provider located in southwest Florida. The Company also acquired, in a separate transaction, substantially all of the assets of LCA Pump, LLC, which operates Water Works Pump, a Missouri based professional groundwater distributor. The combined, all-cash purchase price for the acquisitions in the fourth quarter of 2023, was $34.9 million, including contingent consideration with an estimated fair value of $3.0 million, after purchase price adjustments based on the level of working capital acquired. The fair value of the assets acquired and liabilities assumed for all acquisitions is preliminary as of December 31, 2023.

During the first quarter ended March 31, 2023, the Company acquired substantially all of the assets of Phil-Good Products, Inc. ("Phil-Good"). Phil-Good is an injection molded plastics component manufacturer. In another separate transaction in the first quarter of 2023, the Company acquired 100 percent of the ownership interests of Hydropompe S.r.l. ("Hydropompe"). Hydropompe is a pump manufacturer with a focus in dewatering and sewage products. The combined, all-cash purchase price for both acquisitions in the first quarter of 2023 was $8.7 million after purchase price adjustments based on the level of working capital acquired. The fair value of the assets acquired and liabilities assumed for both acquisitions is preliminary as of December 31, 2023.

The Company has not presented separate results of operations of the acquired companies since the closing of the acquisitions or combined pro forma financial information of the Company and the acquired interests since the beginning of 2022, as the results of operations for all acquisitions in 2023 are immaterial.

2022
During the fourth quarter ended December 31, 2022, the Company acquired 100 percent of the ownership interests of Casper Well Products ("Casper") for a purchase price of $2.0 million after working capital adjustments. Casper conducts the sale and distribution of pumps, drilling equipment, tanks, pipe, accessories and other equipment used in drilling water wells and distribution of water-related products. The fair value of the assets acquired and liabilities assumed is final as of December 31, 2023. In addition, the Company has not presented separate results of operations of the acquired company since the closing of the acquisition or combined pro forma financial information of the Company and the acquired interest since the beginning of 2021, as the results of operations for this acquisition are immaterial.

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

Transaction costs for all acquisition-related activity were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs are included in the "Selling, general, and administrative expenses" line of the Company’s consolidated statements of income and were $0.3 million, $0.2 million, and $0.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

4. FAIR VALUE MEASUREMENTS
As of December 31, 2023 and December 31, 2022, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10.9	$10.9	$—	$—
Share swap transaction	$1.1	$1.1	$—	$—
Total assets	$12.0	$12.0	$—	$—

Liabilities:
Contingent payments related to acquisition	$3.0	$—	$—	$3.0
Total liabilities	$3.0	$—	$—	$3.0

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7.9	$7.9	$—	$—
Total assets	$7.9	$7.9	$—	$—

Liabilities:
Share swap transaction	$0.1	$0.1	$—	$—
Total liabilities	$0.1	$0.1	$—	$—

The Company’s Level 1 cash equivalents assets are generally comprised of foreign bank guaranteed certificates of deposit and short term deposits. The share swap transaction is recorded within the "Accounts Payable" and "Receivables" lines of the consolidated balance sheets and is further described in Note 5 - Financial Instruments.

The Company has no assets measured on a recurring basis classified as Level 2 excluding the recurring fair value measurements in the Company's pension and other retirement plans as discussed in Note 7 - Employee Benefit Plans.

The Company's Level 3 category includes contingent consideration related to acquisitions, which valuation inputs are unobservable and significant to the fair value measurement. Projections and estimated probabilities are used to estimate future contingent earn-out payments, which are discounted back to present value to compute contingent earn-out liabilities. The following table provides a roll-forward of the contingent consideration liability, which is included in other long-term liabilities in the consolidated balance sheets:

(In millions)	2023
Fair value at beginning of period	$—
Additions	$3.0
Change in fair value recognized in earnings	$—
Payments	$—
Fair value at end of period	$3.0

Total debt, including current maturities, have carrying amounts of $100.5 million as of December 31, 2023 and $216.1 million at December 31, 2022. The estimated fair value of all debt was $98.6 million and $213.2 million as of December 31, 2023 and December 31, 2022, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (“the swap”) to mitigate the Company’s exposure to these fluctuations in the Company’s stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. As of December 31, 2023 and December 31, 2022, the swap had a notional value based on 240,000 shares and 225,000 shares, respectively. For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, the swap resulted in a gain of $2.5 million, a loss of $3.4 million, and a gain of $6.2 million, respectively. Gains and losses resulting from the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the deferred compensation stock liability and the swap are recorded in the Company’s consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. As of December 31, 2023, the Company had no foreign currency contracts outstanding. As of December 31, 2022, the Company had a notional amount of $10.3 million in forward currency contracts outstanding and the related fair value of those contracts was not material. For the years ended December 31, 2023 and December 31, 2022, the forward currency contracts resulted in gains of $1.6 million and $1.2 million, respectively. This is recorded in the Company's consolidated statements of income within the "Foreign exchange expense" line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets are as follows:

(In millions)	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	$263.7	$(115.5)	$251.6	$(101.5)
Patents	7.3	(7.3)	7.3	(7.3)
Technology	7.5	(7.5)	7.5	(7.4)
Trade names	44.1	(5.8)	41.8	(3.7)
Other	3.4	(2.8)	3.4	(2.7)
Total	$326.0	$(138.9)	$311.6	$(122.6)
Unamortizing intangibles:
Trade names	42.9	—	42.3	—
Total intangibles	$368.9	$(138.9)	$353.9	$(122.6)

Amortization expense related to intangible assets for the years ended December 31, 2023, 2022, and 2021, was $17.1 million, $17.2 million, and $14.4 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2024	2025	2026	2027	2028
	$18.5	$17.7	$16.7	$15.3	$14.7

The change in the carrying amount of goodwill by reportable segment for 2023 and 2022, is as follows:

(In millions)	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2021	$213.9	$70.7	$45.0	$329.6
Acquisitions	—	—	1.2	1.2
Adjustments to prior year acquisitions	0.5	—	(0.4)	0.1
Foreign currency translation	(2.5)	(0.4)	—	(2.9)
Balance as of December 31, 2022	$211.9	$70.3	$45.8	$328.0
Acquisitions	8.0	—	4.8	12.8
Adjustments to prior year acquisitions	0.1	—	—	0.1
Foreign currency translation	1.4	0.1	—	1.5
Balance as of December 31, 2023	$221.4	$70.4	50.6	$342.4

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of December 31, 2023, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2023 measurement date for these plans. One of the Company’s domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees. Both domestic plans were frozen as of December 31, 2011. The two domestic and three German plans collectively comprise the ‘Pension Benefits’ disclosure caption.

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

(In millions)	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Accumulated benefit obligation, end of year	$136.4	$133.2	$5.6	$6.0

Change in projected benefit obligation:
Benefit obligation, beginning of year	$135.2	$175.2	$6.0	$7.7
Service cost	0.6	0.7	—	—
Interest cost	6.4	3.3	0.3	0.1
Actuarial (gain)/loss	4.2	(32.5)	—	(1.1)
Settlements paid	(0.5)	(0.3)	—	—
Benefits paid	(8.9)	(9.7)	(0.7)	(0.7)
Foreign currency exchange	0.5	(1.5)	—	—
Benefit obligation, end of year	$137.5	$135.2	$5.6	$6.0

Change in plan assets:
Fair value of assets, beginning of year	$113.4	$143.9	$—	$—
Actual return on plan assets	6.9	(20.9)	—	—
Company contributions	0.6	0.5	0.7	0.7
Settlements paid	(0.4)	(0.3)	—	—
Benefits paid	(8.9)	(9.7)	(0.7)	(0.7)
Foreign currency exchange	0.1	(0.1)	—	—
Plan assets, end of year	$111.7	$113.4	$—	$—

Funded status	$(25.8)	$(21.8)	$(5.6)	$(6.0)

Amounts recognized in balance sheet:
Non current assets	$4.2	$3.6	$—	$—
Current liabilities	(0.5)	(0.5)	(0.7)	(0.7)
Non current liabilities	(29.5)	(24.9)	(4.9)	(5.3)
Net liability, end of year	$(25.8)	$(21.8)	$(5.6)	$(6.0)

Amount recognized in accumulated other comprehensive income/(loss):
Prior service cost	$—	$—	$—	$—
Net actuarial loss	(42.1)	(40.4)	0.3	0.3
Settlement	—	—	—	—
Total recognized in accumulated other comprehensive income/(loss)	$(42.1)	$(40.4)	$0.3	$0.3

As of December 31, 2023, the pension benefits' aggregate accumulated benefit obligation and benefit obligation in excess of plan assets was $33.3 million and $34.4 million, respectively and as of December 31, 2022, was $27.9 million and $29.8 million, respectively. As of December 31, 2023 and December 31, 2022, the aggregate fair value of plan assets related to the accumulated benefit obligation and benefit obligation was $4.4 million and $4.4 million, respectively.

The following table sets forth other changes in plan assets and benefit obligation recognized in other comprehensive income for 2023 and 2022:

(In millions)	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Net actuarial (gain)/loss	$4.4	$(5.5)	$—	$(1.1)
Amortization of:
Net actuarial loss	(2.1)	(5.6)	—	(0.1)
Prior service credit	—	—	—	—
Settlement recognition	—	—	—	—
Deferred tax asset	(0.6)	3.3	—	0.3
Foreign currency exchange	—	(0.1)	—	—
Total recognized in other comprehensive income	$1.7	$(7.9)	$—	$(0.9)

The decreased discount rate is the largest contributor to the net actuarial losses affecting the benefit obligation for the defined benefit pension plans.

Weighted-average assumptions used to determine domestic benefit obligations:

	Pension Benefits				Other Benefits
	2023		2022		2023	2022
Discount rate	4.90%		5.15%		4.88%	5.08%
Rate of increase in future compensation	—%	*	—%	*	2.00 - 9.00% (Graded)	2.00 - 9.00% (Graded)

*No rate of increases in future compensation were used in the assumptions for 2023 and 2022, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation. The weighted-average interest crediting rate of the cash balance component of the domestic Pension Plan was 4.5 percent for 2023, 2022, and 2021 and is based on the approximate 30-year Treasury rate as of November of the prior year with a minimum of 4.5 percent.

Assumptions used to determine domestic periodic benefit cost:

	Pension Benefits						Other Benefits
	2023		2022		2021		2023	2022	2021
Discount rate	5.14%		2.79%		2.41%		5.08%	2.57%	2.12%
Rate of increase in future compensation	—%	*	—%	*	—%	*	2.00 - 9.00% (Graded)	2.00 - 9.00% (Graded)	2.00 - 9.00% (Graded)
Expected long-term rate of return on plan assets	5.70%		4.50%		4.00%		—%	—%	—%

*No rate of increases in future compensation were used in the assumptions for 2023, 2022, and 2021, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation.

For the years ended December 31, 2023 and December 31, 2022, the Company used the PRI-2012 aggregate mortality table, and then projected forward from 2012 using Scale MP-2021 released by the Society of Actuaries during 2021 to estimate future mortality rates based upon current data.

The following table sets forth the aggregated net periodic benefit cost for all defined benefit plans for 2023, 2022, and 2021:

(In millions)	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
Service cost	$0.6	$0.7	$0.7	$—	$—	$—
Interest cost	6.4	3.3	2.7	0.3	0.1	0.1
Expected return on assets	(7.2)	(6.1)	(5.5)	—	—	—
Amortization of:
Transition obligation	—	—	—	—	—	—
Settlement cost	—	—	—	—	—	—
Prior service cost	—	—	—	—	—	—
Actuarial loss	2.1	5.6	4.3	—	0.1	0.2
Settlement cost	—	—	—	—	—	—
Net periodic benefit cost	$1.9	$3.5	$2.2	$0.3	$0.2	$0.3

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

Risk management and continuous monitoring requirements are met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations, asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption. As of December 31, 2023 and December 31, 2022, funds were invested in equity, fixed income, and other investments as follows:

	Target Percentage	Plan Asset Allocation at Year-End
Asset Category	at Year-End 2023	2023	2022
Equity securities	16%	16%	18%
Fixed income securities	79%	79%	78%
Other	5%	5%	4%
Total	100%	100%	100%

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

Asset class assumptions are set using a combination of empirical and forward-looking analysis for long-term rate of return on plan assets. A variety of models are applied for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized. This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that are more likely to prevail over long periods. With that, the Company has assumed an expected long-term rate of return on plan assets of 6.20 percent for the 2024 net periodic benefit cost, up from 5.70 percent in the prior year.

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

The fair values of the Company’s pension plan assets for 2023 and 2022 by asset category are as follows:

(In millions)	2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
International equity mutual funds	$18.3	$18.3	$—	$—
Fixed income
U.S. treasury and government agency securities	12.3	—	12.3	—
Fixed income mutual funds	76.0	76.0	—	—
Other
Insurance contracts	4.4	—	4.4	—
Cash and equivalents	0.7	0.7	—	—
Total	$111.7	$95.0	$16.7	$—

(In millions)	2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
International equity mutual funds	$20.1	$20.1	$—	$—
Fixed income
U.S. treasury and government agency securities	19.2	—	19.2	—
Fixed income mutual funds	69.0	69.0	—	—
Other
Insurance contracts	4.4	—	4.4	—
Cash and equivalents	0.7	0.7	—	—
Total	$113.4	$89.8	$23.6	$—

The Company estimates total contributions to the plans of about $0.8 million in 2024.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in accordance with the following schedule:

(In millions)	Pension Benefits	Other Benefits
2024	$10.0	$0.6
2025	$9.9	$0.6
2026	$15.6	$0.6
2027	$15.3	$0.6
2028	$14.5	$0.5
Years 2029 through 2033	$43.5	$2.2

Defined Contribution Plans - The Company maintained two defined contribution plans during 2023, 2022, and 2021. The Company’s cash contributions are allocated to participant’s accounts based on investment elections.

The following table sets forth Company contributions to the defined contribution plans:

(In millions)	2023	2022	2021
Company contributions to the plans	$11.5	$11.4	$8.9

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	2023	2022
Salaries, wages, and commissions	$45.9	$57.9
Product warranty costs	9.3	11.2
Insurance	2.5	1.7
Employee benefits	13.8	13.5
Other	28.7	36.3
	$100.2	$120.6

9. INCOME TAXES
Income before income taxes consisted of the following:

(In millions)	2023	2022	2021
Domestic	$163.9	$157.6	$113.1
Foreign	78.3	77.6	76.6
	$242.2	$235.2	$189.7

The income tax provision/(benefit) consisted of the following:

(In millions)	2023	2022	2021
Current:
Federal	$27.0	$25.3	$15.9
Foreign	14.9	15.3	15.7
State	7.2	7.0	3.0
Total current	49.1	47.6	34.6
Deferred:
Federal	(1.1)	(0.1)	(0.7)
Foreign	(0.3)	(2.6)	(0.1)
State	(0.2)	1.5	0.9
Total deferred	$(1.6)	$(1.2)	$0.1
	$47.5	$46.4	$34.7

A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	2023	2022	2021
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.3	2.9	1.7
Foreign operations	(0.7)	(0.5)	0.2
R&D tax credits	(0.4)	(0.4)	(0.5)
Uncertain tax position adjustments	(0.1)	0.1	0.2
Valuation allowance on state and foreign deferred tax	(0.2)	(0.6)	(0.6)
Share-based compensation	(1.0)	(0.7)	(2.3)
Other items	(0.1)	(0.5)	(0.6)
Foreign Derived Intangible Income	(2.4)	(2.6)	(1.9)
Nondeductible officers compensation	1.2	1.0	1.1
Effective tax rate	19.6%	19.7%	18.3%

The effective tax rate continues to be lower than the statutory rate of 21 percent primarily due to the recognition of the U.S. foreign-derived intangible income (FDII) provisions, foreign earnings taxed at rates below the U.S. statutory rate, certain incentives, and discrete events partially offset by state taxes.

The Company recorded discrete excess tax benefits from share-based compensation of $3.2 million in the year ended December 31, 2023.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(In millions)	2023	2022
Deferred tax assets:
Accrued expenses and reserves	$15.1	$14.9
Compensation and employee benefits	17.4	15.6
Net operating losses, tax credit carryforwards, and other	13.2	14.0
Lease liability	14.7	12.6
Research and development expenditures	7.0	3.3
Valuation allowance on state and foreign deferred tax	(4.1)	(4.9)
Other items	0.1	—
Total deferred tax assets	63.4	55.5
Deferred tax liabilities:
Accelerated depreciation on fixed assets	17.7	14.5
Amortization of intangibles	51.3	51.1
Lease right-of-use asset, net	14.7	12.6
Other items	0.4	0.3
Total deferred tax liabilities	84.1	78.5
Net deferred tax liabilities	$(20.7)	$(23.0)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for certain state and foreign income tax purposes incurred over the 3-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth.

On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $4.1 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The Company has foreign income tax net operating loss (“NOL”) and credit carryforwards of $8.6 million and state income tax NOL and credit carryforwards of $4.6 million, which will expire on various dates as follows:

(In millions)
2024	$0.5
2025-2029	3.7
2030-2034	0.3
2035-2039	0.7
Unlimited	8.0
$13.2

The Company believes that it is more likely than not that the benefit from certain foreign NOL carryforwards as well as certain state credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $2.7 million on the deferred tax assets related to these foreign NOL carryforwards and a valuation allowance of $1.4 million on the deferred tax assets related to these state credit carryforwards.

As of December 31, 2023, the Company has estimated accumulated undistributed earnings generated by the Company's foreign subsidiaries of approximately $315.8 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign and state taxes. The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. The Company, therefore, has not recorded a deferred tax liability of approximately $6.1 million.

As of the beginning of 2023, the Company had gross unrecognized tax benefits of $0.9 million, excluding accrued interest and penalties. The unrecognized tax benefits decreased due to statute expirations, which were offset by uncertain tax positions identified in the current year based on evaluations made during 2023. The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $0.8 million as of December 31, 2023.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2023, 2022, and 2021 (excluding interest and penalties) is as follows:

(In millions)	2023	2022	2021
Beginning balance	$0.9	$0.9	$0.6
Additions for tax positions of the current year	0.3	0.1	0.3
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Statute expirations	(0.4)	(0.1)	—
Settlements	—	—	—
Ending balance	$0.8	$0.9	$0.9

If recognized, each annual effective tax rate would be affected by the net unrecognized tax benefits of $0.8 million, $0.9 million, and $0.9 million as of year-end 2023, 2022, and 2021, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has accrued interest and penalties as of December 31, 2023, December 31, 2022, and December 31, 2021 of approximately $0.1 million, $0.2 million, and $0.1 million, respectively.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With few exceptions, as of December 31, 2023, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2020 and is no longer subject to foreign or state income tax examinations by tax authorities for years before 2018.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the expiration of a statute of limitation. Based on the current audits in process and pending statute expirations, the payment of taxes as a result could be up to $0.4 million.

10. DEBT
Debt consisted of the following:

(In millions)	2023	2022
New York Life Agreement	$75.0	$75.0
Credit Agreement	11.0	122.8
Tax increment financing debt	14.1	15.3
Foreign subsidiary debt	0.5	3.1
Less: unamortized debt issuance costs	(0.1)	(0.1)
	100.5	216.1
Less current maturities	(12.4)	(126.8)
Long-term debt	$88.1	$89.3

Debt outstanding at December 31, 2023, excluding unamortized debt issuance costs, matures as follows:

(In millions)	Total	2024	2025	2026	2027	2028	Thereafter
Debt	$100.6	$12.4	$76.5	$1.6	$1.4	$1.4	$7.3

New York Life Agreement
On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the “New York Life Agreement”) for $150.0 million maximum aggregate principal borrowing capacity. On October 28, 2016, the Company entered into the First Amendment to the Note Purchase and Private Shelf Agreement. The Amendment was intended to make the covenants within the New York Life Agreement consistent with the covenants that were modified in the Third Amended and Restated Credit Agreement (the “Credit Agreement”). On September 26, 2018, the Company entered into the Second Amendment to the Note Purchase and Private Shelf Agreement which increased the aggregate borrowing capacity to $200.0 million and authorized the issuance of $75.0 million of fixed rate senior noted due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable rate indebtedness with New York Life. On July 30, 2021, the New York Life agreement was renewed and expires on July 30, 2024. As of December 31, 2023, there was $125.0 million of remaining borrowing capacity under the New York Life Agreement.

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

Prudential Agreement
On April 9, 2007, the Company entered into the Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”) in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and had, at issuance, an average life of 10 years with a final maturity in 2019. On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million. On December 14, 2011, the Company entered into Amendment No. 4 to the Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Agreement. On December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to

extend the effective date to December 31, 2015. On May 5, 2015, the Company entered into Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to increase the total borrowing capacity from $200.0 million to $250.0 million. On October 28, 2016, the Company entered into Amendment No. 1 to the Third Amended and Restated Note Purchase and Private Shelf Agreement. This amendment was intended to make the covenants within the Prudential Agreement consistent with the covenants that were modified in the Credit Agreement (below). On July 30, 2021, the Company entered into the Fourth Amended and Restated Note Purchase and Private Shelf Agreement, which reduced the borrowing capacity to $150.0 million and expires on July 30, 2024. As of December 31, 2023, the Company has $150.0 million borrowing capacity available under the Prudential Agreement.

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

As of December 31, 2023, the Company had $11.0 million outstanding borrowings with a weighted-average interest rate of 6.3 percent, $3.6 million in letters of credit outstanding, and $335.4 million of available capacity under the Credit Agreement. As of December 31, 2022, the Company had $122.8 million outstanding borrowings with a weighted average interest rate of 5.0 percent, $4.0 million in letters of credit outstanding, and $223.2 million of available capacity under the Credit Agreement.

The Company also has lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $17.9 million. As of December 31, 2023, there were no outstanding borrowings and $17.9 million of available capacity under these lines of credit. As of December 31, 2022, there were $22.0 million overdraft lines of credit with $2.7 million outstanding borrowings and $19.3 million of available capacity under these lines of credit.
Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Credit Agreement, the Prudential Agreement, the Project Bonds, and the New York Life Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of December 31, 2023.

11. SHAREHOLDERS’ EQUITY
Authorized Shares
The Company has the authority to issue 65,000,000, $.10 par value common shares.

The Company also has the authority to issue 100,000 preference shares with no par value and 5,000,000 preferred shares with no par value. No preference or preferred shares have been issued.

Share Repurchases
During 2023, 2022, and 2021, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(In millions, except share amounts)	2023	2022	2021
Repurchases	$32.5	$36.3	$15.3
Shares	371,452	453,207	192,509

The Company retired shares in the amount of 101,690, 63,133, and 126,332 in 2023, 2022, and 2021, respectively, that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards. The Company also retired shares in the amount of 0, 16,839, and 2,511, in 2023, 2022, and 2021, respectively, that had been previously granted as stock awards to employees but were forfeited upon not meeting the required restriction criteria or termination.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss), net of tax, by component are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments	Total
Balance, December 31, 2020	$(152.2)	$(52.6)	$(204.8)
Other comprehensive income/(loss) before reclassifications	(27.4)	—	(27.4)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)(2)	—	3.6	3.6
Net other comprehensive income/(loss)	(27.4)	3.6	(23.8)
Balance, December 31, 2021	$(179.6)	$(49.0)	$(228.6)
Other comprehensive income/(loss) before reclassifications(1)	(11.7)	4.9	(6.8)
Amounts reclassified from accumulated other comprehensive income/(loss) (2)(3)	—	4.0	4.0
Net other comprehensive income/(loss)	(11.7)	8.9	(2.8)
Balance, December 31, 2022	$(191.3)	$(40.1)	$(231.4)
Other comprehensive income/(loss) before reclassifications(1)	12.0	(3.3)	8.7
Amounts reclassified from accumulated other comprehensive income/(loss) (2)(3)	—	1.6	1.6
Net other comprehensive income/(loss)	12.0	(1.7)	10.3
Balance, December 31, 2023	$(179.3)	$(41.8)	$(221.1)

(1) Net of tax (benefit)/expense of $(1.1) million and $1.8 million for 2023 and 2022, respectively.

(2) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 - Employee Benefit Plans for additional details) and is included in the “Other income/(expense), net” line of the Company’s consolidated statements of income.

(3) Net of tax expense of $0.5 million, $1.8 million and $1.5 million for 2023, 2022, and 2021, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	2023	2022	2021
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$193.3	$187.3	$153.9
Less: Earnings allocated to participating securities	0.7	0.7	0.9
Net income available to common shareholders	$192.6	$186.6	$153.0
Denominator:
Basic weighted average common shares outstanding	46.2	46.3	46.4
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.7	0.7	0.6
Diluted weighted average common shares outstanding	46.9	47.0	47.0
Basic earnings per share	$4.17	$4.02	$3.29
Diluted earnings per share	$4.11	$3.97	$3.25

There were 0.1 million stock options outstanding as of 2023, 2022, and 2021, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

14. SHARE-BASED COMPENSATION
In 2023, the Company amended The Franklin Electric Co., Inc. 2017 Stock Plan, which is called The Franklin Electric Co., Inc. Amended and Restated 2017 Stock Plan ("the 2017 Amended and Restated Stock Plan") and increased the number of shares available under the Plan by 900,000 to 2,300,000. The 2017 Amended and Restated Stock Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, stock unit awards, and stock appreciation rights (“SARs”) to key employees and non-employee directors. Stock options and SARs reduce the number of available shares by one share for each share subject to the option or SAR, and stock awards and stock unit awards settled in shares reduce the number of available shares by 1.5 shares for every one share delivered.

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

The Company recognizes share-based compensation expense only for the portion of shares that it expects to vest. As such, an estimated forfeiture rate is applied to calculate the share-based compensation expense, which is based on historical forfeiture data. The total share-based compensation expense recognized in 2023, 2022, and 2021 was $10.1 million, $11.0 million, and $11.7 million, respectively. The tax benefit recognized in 2023, 2022, and 2021 was $5.6 million, $4.7 million, and $7.8 million. Included in the benefit in 2023, 2022, and 2021 were excess tax benefits on share-based compensation of $3.2 million, $2.1 million, and $5.0 million, respectively.

Stock Options:
Under the above plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant, and the options expire 10 years after the date of the grant. Options vest at 33 percent a year and become fully vested and fully exercisable after 3 years. Vesting is accelerated upon retirement, death or disability. Subject to the terms of the plans, in general, the aggregate option exercise price and any applicable tax withholding may be satisfied in cash or its equivalent, by the plan participant’s delivery of shares of the Company’s common stock having a fair market value at the time of exercise equal to the aggregate option exercise price and/or the applicable tax withholding or by having shares otherwise subject to the award withheld by the Company or via cashless exercise through a broker-dealer.

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

The table below provides the weighted average grant-date fair values and key assumptions used for the Black-Scholes model to determine the fair value of options granted during 2023, 2022, and 2021:

	2023	2022	2021
Risk-free interest rate	4.02%	1.87%	0.66%
Dividend yield	0.95%	0.93%	0.96%
Volatility factor	33.81%	33.88%	34.98%
Expected term	6.0 years	5.5 years	5.5 years
Weighted average grant-date fair value of options	$34.51	$26.05	$21.70

A summary of the Company’s outstanding stock option activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Stock Options
Outstanding at beginning of 2023	1,040	$52.91
Granted	77	94.87
Exercised	(216)	42.54
Forfeited	(1)	84.78
Expired	—	—
Outstanding at end of 2023	900	$58.96	4.97 years	$33,933
Expected to vest after applying forfeiture rate	899	$58.91	4.97 years	$33,924
Vested and exercisable at end of period	736	$52.86	4.22 years	$32,238

(In millions)	2023	2022	2021
Intrinsic value of options exercised	$11.6	$3.7	$20.7
Cash received from the exercise of options	9.2	3.9	15.5
Fair value of shares vested	3.1	3.1	3.9
Tax benefit of options exercised	2.9	0.9	5.1

As of December 31, 2023, there was $0.9 million of total unrecognized compensation cost related to non-vested stock options granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.28 years.

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

A summary of the Company’s restricted stock/stock unit award activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Restricted Stock/Stock Unit Awards
Non-vested at beginning of 2023	264	$72.90
Awarded	138	87.31
Vested	(128)	62.16
Forfeited	(15)	87.30
Non-vested at end of 2023	259	$85.05

The weighted-average grant date fair value of restricted stock/stock unit awards granted in 2023, 2022, and 2021, is $87.31, $81.16, and $74.23, respectively. The fair value of restricted stock/stock unit awards that vested in 2023, 2022, and 2021, was $8.0 million, $9.1 million, and $6.1 million, respectively.

As of December 31, 2023, there was $8.7 million of total unrecognized compensation cost related to non-vested stock/stock unit awards granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.32 years.

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

The Water Systems segment designs, manufactures and sells motors, pumps, electronic controls, water treatment systems and related parts and equipment primarily for use in submersible water or other fluid system applications. The Fueling Systems segment designs, manufactures and sells pumps, electronic controls and related parts and equipment primarily for use in submersible fueling system applications. The Fueling Systems segment integrates and sells motors and electronic controls produced by the Water Systems segment. The Company reports these product transfers between Water and Fueling as inventory transfers since a significant number of the Company's manufacturing facilities are shared across segments for scale and efficiency purposes. The Distribution segment sells to and provides presale support and specifications to the installing contractors. The Distribution segment sells products produced by the Water Systems segment. The Company reports intersegment transfers from Water Systems to Distribution as intersegment revenue at market prices to properly reflect the commercial arrangement of vendor to customer that exists between the Water Systems and Distribution segments.

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

Financial information by reportable business segment is included in the following summary:

Net Sales
(In millions)	2023	2022	2021
Water Systems
External sales
United States & Canada	$636.0	$596.9	$460.8
Latin America	174.2	159.3	139.5
Europe, Middle East & Africa	198.3	192.8	189.8
Asia Pacific	86.8	92.5	85.1
Intersegment sales
United States & Canada	108.4	116.0	88.4
Total sales	1,203.7	1,157.5	963.6
Distribution
External sales
United States & Canada	673.3	668.1	497.6
Intersegment sales	—	—	—
Total sales	673.3	668.1	497.6
Fueling Systems
External sales
United States & Canada	220.9	242.6	198.5
All other	75.6	91.5	90.6
Intersegment sales	—	—	—
Total Sales	296.5	334.1	289.1

Intersegment Eliminations/Other	(108.4)	(116.0)	(88.4)
Consolidated	$2,065.1	$2,043.7	$1,661.9

Operating income (loss)
	2023	2022	2021
Water Systems	$196.6	$172.3	$139.1
Distribution	34.3	54.5	35.9
Fueling Systems	92.7	96.8	79.5
Intersegment Eliminations/Other	(61.2)	(66.4)	(65.3)
Consolidated	$262.4	$257.2	$189.2

	Total assets			Depreciation
	2023	2022	2021	2023	2022	2021
Water Systems	$1,044.4	$1,017.5	$894.4	$22.1	$20.4	$19.8
Distribution	365.6	360.4	363.0	6.8	6.1	4.4
Fueling Systems	256.4	269.1	273.6	2.6	2.5	2.2
Other	61.7	47.2	44.2	3.6	4.1	3.8
Consolidated	$1,728.1	$1,694.2	$1,575.2	$35.1	$33.1	$30.2

	Amortization			Capital expenditures
	2023	2022	2021	2023	2022	2021
Water Systems	$14.7	$14.7	$11.9	$28.6	$23.4	$19.4
Distribution	0.8	0.8	0.7	9.3	13.4	6.5
Fueling Systems	1.6	1.7	1.8	3.0	2.7	3.0
Other	—	—	—	2.3	1.6	1.2
Consolidated	$17.1	$17.2	$14.4	$43.2	$41.1	$30.1

Cash and property, plant and equipment are the major asset groups in “Other” of total assets for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

Financial information by geographic region is as follows:

	Net sales			Long-lived assets
(In millions)	2023	2022	2021	2023	2022	2021
United States	$1,441.6	$1,414.1	$1,075.7	$625.3	$601.7	$604.5
Foreign	623.5	629.6	586.2	240.3	227.6	238.4
Consolidated	$2,065.1	$2,043.7	$1,661.9	$865.6	$829.3	$842.9

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

No single customer accounted for more than 10 percent of the Company’s net sales in 2023, 2022, or 2021. No single customer accounted for more than 10 percent of the Company’s gross accounts receivable in 2023 or 2022.

16. COMMITMENTS AND CONTINGENCIES
In 2011, the Company became aware of a review of alleged issues with certain underground piping connections installed in filling stations in France owned by the French Subsidiary of Exxon Mobile, Esso S.A.F. A French court ordered that a designated, subject-matter expert review 103 filling stations to determine what, if any, damages are present and the cause of those damages. The Company has participated in this investigation since 2011, along with several other third parties including equipment installers, engineering design firms who designed and provided specifications for the stations, and contract manufacturers of some of the installed equipment. In May 2022, the subject-matter expert issued its final report, which indicates that total damages incurred by Esso amounted to approximately 9.5 million Euro. It is the Company’s position that its products were not the cause of any alleged damage. The Company submitted its response to the expert's final report in February 2023. The Company cannot predict the ultimate outcome of this matter. Any exposure related to this matter is neither probable nor reasonably estimable at this time. If payments result from a resolution of this matter, depending on the amount, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

The Company is defending other various claims and legal actions which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

At December 31, 2023, the Company had $11.1 million of commitments primarily for capital expenditures and the purchase of raw materials to be used in production.

At December 31, 2023, the Company has a contingent consideration liability with an estimated fair value of $3.0 million that could result in a payment up to $5.0 million if a future profitability milestone is achieved.

The changes in the carrying amount of the warranty accrual, as recorded in the “Accrued expenses and other current liabilities” line of the Company’s consolidated balance sheets for 2023 and 2022, are as follows:

(In millions)	2023	2022
Beginning balance	$11.2	$10.5
Accruals related to product warranties	11.8	10.4
Additions related to acquisitions	—	—
Reductions for payments made	(13.7)	(9.7)
Ending balance	$9.3	$11.2

The Company maintains certain warehouses, distribution centers, office space, and equipment operating leases. The Company also has lease agreements that are classified as financing. However, these financing leases are immaterial to the Company.

The components of the Company's operating lease portfolio as of 2023, 2022, and 2021 are as follows:

Lease Cost (In millions):	2023	2022	2021
Operating lease cost	$18.8	$17.4	$13.6
Short-term lease cost	$0.5	$0.2	$0.6

Other Information:
Weighted-average remaining lease term	4.0 years	4.2 years
Weighted-average discount rate	4.3%	3.6%

The Company has entered into lease agreements with aggregate future minimum payments of approximately $2.2 million that have not yet commenced as of December 31, 2023.

The future minimum rental payments for non-cancellable operating leases as of December 31, 2023, are as follows:

(In millions)	Total	2024	2025	2026	2027	2028	Thereafter
Undiscounted future minimum rental payments	$61.9	$19.5	$15.3	$11.3	$7.8	$4.5	$3.5
Less: Imputed Interest	6.0
Present value of lease liabilities	$55.9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Electric Co., Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes – Uncertain Tax Positions — Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The Company records a liability for uncertain tax positions by establishing a more likely than not recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. Accruals for income tax uncertainties represent estimates that are subject to the inherent uncertainties associated with the tax audit process.

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
•We evaluated, with the assistance of our tax specialists, a selection of the Company’s uncertain tax positions and the Company’s application of the more likely than not principle by performing the following:
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
Chicago, Illinois
February 23, 2024

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded Hydropompe S.r.l. as well as the asset acquisitions of Phil-Good Products, Inc., Aqua Systems of Fort Myers, Action Manufacturing and Supply, Inc, and LCA Pump, LLC (Note 3 - Acquisitions) from its assessment of internal controls over financial reporting as the acquisition occurred in 2023. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. The net sales and total assets of the current year acquisitions represented less than 1 percent and 2.6 percent of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. This report appears on page 55.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Electric Co., Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Hydropompe S.r.l. as well as the asset acquisitions of Phil-Good Products, Inc., Aqua Systems of Fort Myers, Action Manufacturing and Supply, Inc, and LCA Pump, LLC, which were acquired in 2023. These acquired businesses constitute less than 1% and 2.6% of net sales and total assets, respectively, of the consolidated financial statements of the Company as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at these acquired businesses.

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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 23, 2024

ITEM 9B. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors and director nominees required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2024, under the headings of “PROPOSAL 1: ELECTION OF DIRECTORS” and “INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS,” and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4, or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2024, under the heading of “DELINQUENT SECTION 16(a) REPORTS” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors, the Audit Committee of the board of directors, and the Company’s code of conduct and ethics required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2024 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2024, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXERCISES AND STOCK VESTED TABLE,” “PAY VERSUS PERFORMANCE TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2024, under the headings of “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2024, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2024, under the heading “PROPOSAL 2: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2024 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this report:
1. Financial Statements - Franklin Electric Co., Inc.
Consolidated Statements of Income for the three years ended December 31, 2023
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2023
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022
Consolidated Statements of Cash Flows for the three years ended December 31, 2023
Consolidated Statements of Equity for the three years ended December 31, 2023
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
2. Financial Statement Schedule - Franklin Electric Co., Inc.
Schedule II - Valuation and Qualifying Accounts
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.
3. Exhibits
Number	Description
3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 30, 2020)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company's Form 10-K filed on February 24, 2021)
10.1	Franklin Electric Co., Inc. 2012 Stock Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting held on May 4, 2012)*
10.2	Franklin Electric Co., Inc. 2017 Stock Plan (incorporated by reference to Exhibit A of the Company’s 2017 Proxy Statement filed on March 21, 2017)*
10.3	Franklin Electric Co., Inc. Amended and Restated 2017 Stock Plan (incorporated by reference to Exhibit A to the Company's 2023 Proxy Statement for the Annual Meeting held on May 5, 2023)*
10.4	Franklin Electric Co., Inc. Non-employee Directors’ Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 6, 2020)*
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

10.10	Employment Agreement between the Company and Gregg C. Sengstack (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the fiscal year ended December 29, 2012)*
10.11	Employment Security Agreement between the Company and Jeffery L. Taylor (incorporated by reference to Exhibit 10.1 of the Company's form 10-Q filed on August 3, 2021)*
10.12	Form of Employment Security Agreement between the Company and DeLancey W. Davis (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 7, 2013)*

Number	Description
10.13	Employment Security Agreement between the Company and Jonathan M. Grandon (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 1, 2016)*
10.14	Employment Security Agreement between the Company and Jay J. Walsh (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the fiscal year ended December 31, 2019)*
10.15	Employment Security Agreement between the Company and Kenneth Keene (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on August 2, 2022)*
10.16	Employment Security Agreement between the Company and Brent Spikes (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on August 2, 2022)*
10.17	Employment Security Agreement between the Company and Greg Levine (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on July 28, 2023)*
10.18	Consulting Agreement between the Company and Donald Kenney dated July 5, 2023 (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed on October 27, 2023)*
10.19	Form of Confidentiality and Non-Compete Agreement between the Company and Greg Levine (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on July 28, 2023)*
10.20
Form of Confidentiality and Non-Compete Agreement between the Company and Gregg C. Sengstack, Jeffery L. Taylor, DeLancey W. Davis, Jonathan M. Grandon, Brent Spikes, Kenneth Keene, and Jay J. Walsh (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.21
Franklin Electric Co., Inc. Executive Severance Policy, as amended and restated effective January 1, 2021 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed on December 18, 2020)*

10.22	Description of the Executive Officer Annual Incentive Cash Bonus Program (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K for the fiscal year ended January 2, 2016)*
10.23	Franklin Electric Co., Inc. Management Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting of Shareholders held May 8, 2015)*
10.24	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 12, 2013)*
10.25	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 12, 2013)*
10.26	Form of Restricted Stock Unit Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on March 12, 2013)*
10.27	Form of Restricted Stock Unit Agreement for Director Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 12, 2013)*
10.28	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 12, 2013)*
10.29	Form of Restricted Stock Award Agreement for Director Employees (incorporated by reference to the Company’s Form 8-K filed on May 4, 2012)*
10.30	Form of Performance Stock Unit Award Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on March 12, 2013)*
10.31	Form of Performance Stock Unit Award Agreement for Director Employees (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on March 12, 2013)*
10.32
Fourth Amended and Restated Note Purchase and Private Shelf Agreement by and among Franklin Electric Co., Inc., Franklin Electric B.V., Prudential Insurance Company of America and the purchasers named therein (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 3, 2021)

10.33
Bond Purchase and Loan Agreement, dated December 31, 2012, among the Company, The Board of Commissions of the County of Allen, Indiana, and the Bondholders referred to therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 2, 2013)

10.34
Amendment No. 1 to Bond Purchase and Loan Agreement and Waiver, dated May 5, 2015, among the Company, The Board of Commissioners of the County of Allen, and the Bondholders referred to therein (incorporated by reference to the Company’s Form 10-Q filed on May 6, 2015)

10.35
Fourth Amended and Restated Credit Agreement, dated May 13, 2021, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 13, 2021)

Number	Description
10.36
Amendment No. 1 dated May 11, 2022 to the Fourth Amended and Restated Credit Agreement, dated May 13, 2021, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 11, 2022)

10.37
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

21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Form of Franklin Electric Co., Inc. Dodd-Frank Restatement Recoupment Policy (filed herewith)
99.1	Forward-Looking Statements
101
The following financial information from Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021 (ii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2023, 2022, and 2021, (iii) Consolidated Balance Sheets as of December 31, 2023 and 2022, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2023, 2022, and 2021, (v) Consolidated Statements of Equity for the years ended December 31, 2023, 2022, and 2021, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management Contract, Compensatory Plan or Arrangement

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
2023
Allowance for doubtful accounts	$4.2	$(0.3)	$0.4	$0.1	$3.6
Allowance for deferred taxes	4.9	—	0.8	—	4.1
2022
Allowance for doubtful accounts	$4.0	$0.1	$(0.1)	$—	$4.2
Allowance for deferred taxes	6.5	0.4	2.0	—	4.9
2021
Allowance for doubtful accounts	$4.0	$(0.3)	$0.1	$0.4	$4.0
Allowance for deferred taxes	8.3	0.6	2.4	—	6.5

(a) Charges for which allowances were created.
(b) Primarily related to acquisitions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: February 23, 2024	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairperson and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2024.

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