Form 10-Q
period 2024-03-31
FRANKLIN ELECTRIC CO INC
filed 2024-04-30
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	April 26, 2024
$0.10	46,080,284 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
(In thousands, except per share amounts)	March 31, 2024	March 31, 2023

Net sales	$460,900	$484,551
Cost of sales	297,320	322,286
Gross profit	163,580	162,265
Selling, general, and administrative expenses	115,644	109,535
Restructuring expense	—	124
Operating income	47,936	52,606
Interest expense	(1,448)	(3,147)
Other income, net	706	409
Foreign exchange expense	(4,880)	(2,044)
Income before income taxes	42,314	47,824
Income tax expense	9,222	10,248
Net income	$33,092	$37,576
Less: Net income attributable to noncontrolling interests	(133)	(251)
Net income attributable to Franklin Electric Co., Inc.	$32,959	$37,325
Earnings per share:
Basic	$0.71	$0.81
Diluted	$0.70	$0.79

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	First Quarter Ended
(In thousands)	March 31, 2024	March 31, 2023

Net income	$33,092	$37,576
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(7,215)	6,494
Employee benefit plan activity	576	555
Other comprehensive income/(loss)	(6,639)	7,049
Income tax expense related to items of other comprehensive income/(loss)	(143)	(138)
Other comprehensive income/(loss), net of tax	(6,782)	6,911
Comprehensive income	26,310	44,487
Less: Comprehensive income attributable to noncontrolling interests	(92)	(274)
Comprehensive income attributable to Franklin Electric Co., Inc.	$26,218	$44,213

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$65,314	$84,963
Receivables, less allowances of $4,089 and $3,594, respectively	262,632	222,418
Inventories:
Raw material	178,799	176,706
Work-in-process	28,848	26,880
Finished goods	324,595	305,110
Total inventories	532,242	508,696
Other current assets	41,175	37,718
Total current assets	901,363	853,795

Property, plant, and equipment, at cost:
Land and buildings	166,625	167,028
Machinery and equipment	312,501	316,227
Furniture and fixtures	57,417	56,997
Other	62,447	59,747
Property, plant, and equipment, gross	598,990	599,999
Less: Allowance for depreciation	(371,784)	(370,260)
Property, plant, and equipment, net	227,206	229,739
Lease right-of-use assets, net	60,916	57,014
Deferred income taxes	9,727	8,758
Intangible assets, net	226,729	230,027
Goodwill	340,454	342,404
Other assets	6,712	6,385
Total assets	$1,773,107	$1,728,122

	March 31, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$185,504	$152,419
Accrued expenses and other current liabilities	76,390	100,249
Current lease liability	18,018	17,316
Income taxes	11,922	4,700
Current maturities of long-term debt and short-term borrowings	24,414	12,355
Total current liabilities	316,248	287,039
Long-term debt	87,406	88,056
Long-term lease liability	41,638	38,549
Income taxes payable non-current	4,837	4,837
Deferred income taxes	29,514	29,461
Employee benefit plans	35,785	35,973
Other long-term liabilities	33,591	33,914

Commitments and contingencies (see Note 15)

Redeemable noncontrolling interest	1,109	1,145

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (46,093 and 46,067, respectively)	4,609	4,607
Additional paid-in capital	352,797	344,717
Retained earnings	1,090,874	1,078,512
Accumulated other comprehensive loss	(227,855)	(221,114)
Total shareholders' equity	1,220,425	1,206,722
Noncontrolling interest	2,554	2,426
Total equity	1,222,979	1,209,148
Total liabilities and equity	$1,773,107	$1,728,122

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023

Cash flows from operating activities:
Net income	$33,092	$37,576
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	13,792	12,837
Non-cash lease expense	5,194	4,239
Share-based compensation	4,042	3,912
Deferred income taxes	(814)	1,102
(Gain)/loss on disposals of plant and equipment	(30)	104
Foreign exchange expense	4,880	2,044
Changes in assets and liabilities, net of acquisitions:
Receivables	(43,365)	(43,408)
Inventory	(28,105)	(50,725)
Accounts payable and accrued expenses	8,576	13,163
Operating leases	(5,305)	(4,239)
Income taxes	5,301	5,062
Employee benefit plans	(539)	422
Other, net	1,919	5,892
Net cash flows from operating activities	(1,362)	(12,019)
Cash flows from investing activities:
Additions to property, plant, and equipment	(9,184)	(9,563)
Proceeds from sale of property, plant, and equipment	102	—
Cash paid for acquisitions, net of cash acquired	(1,151)	(4,990)
Other, net	17	—
Net cash flows from investing activities	(10,216)	(14,553)
Cash flows from financing activities:
Proceeds from issuance of debt	85,539	141,671
Repayments of debt	(74,142)	(83,938)
Proceeds from issuance of common stock	4,050	2,938
Purchases of common stock	(9,047)	(17,133)
Dividends paid	(12,395)	(10,440)
Deferred payments for acquisitions	(348)	—
Net cash flows from financing activities	(6,343)	33,098
Effect of exchange rate changes on cash and cash equivalents	(1,728)	(443)
Net change in cash and cash equivalents	(19,649)	6,083
Cash and cash equivalents at beginning of period	84,963	45,790
Cash and cash equivalents at end of period	$65,314	$51,873

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$772	$1,461
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$9,407	$506
Payable to sellers of acquired entities	$1,300	$614
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2024, and for the first quarters ended March 31, 2024 and March 31, 2023 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the first quarter ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

2. ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued But Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company plans to adopt this ASU for its fiscal year end December 31, 2024 disclosures, but does not anticipate the adoption to have a material impact on the Company's financial disclosures.

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

3. ACQUISITIONS
2023
During the fourth quarter ended December 31, 2023, the Company acquired substantially all of the assets of Aqua Systems of Fort Myers, a water treatment systems distributor. In another separate transaction, the Company acquired substantially all of the assets of Action Manufacturing and Supply, Inc., a water treatment equipment provider located in southwest Florida. The Company also acquired, in a separate transaction, substantially all of the assets of LCA Pump, LLC, which operates Water Works Pump, a Missouri based professional groundwater distributor. The combined purchase price for the acquisitions in the fourth quarter of 2023, was $36.0 million, including contingent consideration with an estimated fair value of $4.3 million, after purchase price adjustments based on the level of working capital acquired. In the first quarter of 2024, the Company recorded a measurement period adjustment of $1.3 million to increase the acquisition-date fair value of the contingent consideration transferred. The measurement period adjustment resulted in an increase to acquired identifiable intangible assets of $2.3 million and a reduction to acquired goodwill of $1.0 million. The measurement period adjustments did not have a significant impact on the Company’s results of operations. The fair value of the assets acquired and liabilities assumed for all acquisitions is preliminary as of March 31, 2024.

During the first quarter ended March 31, 2023, the Company acquired all of the assets of Phil-Good Products, Inc. ("Phil-Good"). Phil-Good is an injection molded plastics component manufacturer. In another separate transaction in the first quarter of 2023, the Company acquired 100 percent of the ownership interests of Hydropompe S.r.l. ("Hydropompe"). Hydropompe is a pump manufacturer with a focus in dewatering and sewage products. The combined, all-cash purchase price for both acquisitions in the first quarter of 2023 was $8.7 million after purchase price adjustments based on the level of working capital acquired. The fair value of the assets acquired and liabilities assumed for both acquisitions is final as of March 31, 2024.

The Company has not presented separate results of operations of the acquired companies since the closing of the acquisitions or combined pro forma financial information of the Company and the acquired interests as the results of operations for all 2023 acquisitions are immaterial.

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

As of March 31, 2024 and December 31, 2023, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11.3	$11.3	$—	$—
Share swap transaction	0.6	0.6	—	—
Forward currency contracts	0.3	—	0.3	—
Total assets	$12.2	$11.9	$0.3	$—

Liabilities:
Contingent payments related to acquisition	$4.5	$—	$—	$4.5
Total liabilities	$4.5	$—	$—	$4.5

	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10.9	$10.9	$—	$—
Share swap transaction	1.1	1.1	—	—
Total assets	$12.0	$12.0	$—	$—

Liabilities:
Contingent payments related to acquisition	$3.0	$—	$—	$3.0
Total liabilities	$3.0	$—	$—	$3.0

The Company’s Level 1 cash equivalents assets are generally comprised of foreign bank guaranteed certificates of deposit and short term deposits. The share swap transaction and forward currency contracts assets are recorded within the "Receivables" lines of the condensed consolidated balance sheets and are further described in Note 5 - Financial Instruments.

The Company's Level 3 category includes contingent consideration related to acquisitions, which valuation inputs are unobservable and significant to the fair value measurement. Projections and estimated probabilities are used to estimate future contingent earn-out payments, which are discounted back to present value to compute contingent earn-out liabilities. The following table provides a roll-forward of the contingent consideration liability, which is included in "Other long-term liabilities" as of December 31, 2023 and "Accrued expenses and other current liabilities" as of March 31, 2024 in the condensed consolidated balance sheets:

Three Months Ended
(In millions)	March 31, 2024
Fair value at beginning of period	$3.0
Adjustments to prior year acquisition	1.3
Change in fair value recognized in earnings	0.2
Payments	—
Fair value at end of period	$4.5

Total debt, including current maturities, have carrying amounts of $111.8 million and $100.5 million and estimated fair values of $109.1 million and $98.6 million as of March 31, 2024 and December 31, 2023, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of March 31, 2024 and December 31, 2023, the swap had a notional value based on 240,000 shares. For the first quarters ended March 31, 2024 and March 31, 2023, changes in the fair value of the swap resulted in gains of $2.1 million and $2.9 million, respectively. Gains resulting from the swap were largely offset by losses on the fair value of the deferred compensation stock liability. All gains and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. As of March 31, 2024, the Company had a notional amount of $26.5 million in forward currency contracts outstanding and the related fair value of those contracts was not material. As of December 31, 2023, the Company had no foreign currency contracts outstanding. For the first quarters ended March 31, 2024 and March 31, 2023, changes in the fair value of the forward currency contracts resulted in gains of $0.6 million and $1.0 million, respectively. These gains are recorded in the Company's condensed consolidated statements of income within the "Foreign exchange expense" line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets, excluding goodwill, are as follows:

(In millions)	March 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles:
Customer relationships	$264.7	$(118.9)	$263.7	$(115.5)
Patents	7.3	(7.3)	7.3	(7.3)
Technology	7.5	(7.5)	7.5	(7.5)
Trade names	44.1	(6.4)	44.1	(5.8)
Other	3.3	(2.8)	3.4	(2.8)
Total	$326.9	$(142.9)	$326.0	$(138.9)
Indefinite-lived intangibles:
Trade names	42.7	—	42.9	—
Total intangibles	$369.6	$(142.9)	$368.9	$(138.9)

Amortization expense related to intangible assets for the first quarters ended March 31, 2024 and March 31, 2023 was $4.8 million and $4.2 million, respectively.

The change in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2024 is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2023	$221.4	$70.4	$50.6	$342.4
Adjustments to prior year acquisitions	(0.7)	—	(0.1)	(0.8)
Foreign currency translation	(1.1)	—	—	(1.1)
Balance as of March 31, 2024	$219.6	$70.4	$50.5	$340.5

7. EMPLOYEE BENEFIT PLANS
The following table sets forth the aggregated net periodic benefit cost for all pension plans for the first quarters ended March 31, 2024 and March 31, 2023:

(In millions)	Pension Benefits
	First Quarter Ended
	March 31, 2024	March 31, 2023
Service cost	$0.1	$0.1
Interest cost	1.5	1.5
Expected return on assets	(1.9)	(1.8)
Amortization of:
Prior service cost	—	—
Actuarial loss	0.6	0.6
Settlement cost	—	—
Net periodic benefit cost	$0.3	$0.4

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the first quarters ended March 31, 2024 and March 31, 2023:

(In millions)	Other Benefits
First Quarter Ended
	March 31, 2024	March 31, 2023
Service cost	$—	$—
Interest cost	0.1	0.1
Expected return on assets	—	—
Amortization of:
Prior service cost	—	—
Actuarial loss	—	—
Settlement cost	—	—
Net periodic benefit cost	$0.1	$0.1

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	March 31, 2024	December 31, 2023
Salaries, wages, and commissions	$33.8	$45.9
Product warranty costs	8.9	9.3
Insurance	1.9	2.5
Employee benefits	6.1	13.8
Other	25.7	28.7
Total	$76.4	$100.2

9. INCOME TAXES
The Company’s effective tax rate for the three-month period ended March 31, 2024 was 21.8 percent as compared to 21.4 percent for the three-month period ended March 31, 2023. The effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to state taxes and foreign earnings taxed at rates higher than the U.S. statutory rate partially offset by the recognition of the U.S. foreign-derived intangible income (FDII) provisions and certain discrete events including excess tax benefits from share-based compensation..

The increase in the effective tax rate for the first quarter of 2024 compared to the comparable period in the prior year was primarily due to an increase in the rate on foreign earnings with the implementation of the European Union’s Pillar Two Directive.

10. DEBT
Debt consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
New York Life Agreement	$75.0	$75.0
Credit Agreement	23.0	11.0
Tax increment financing debt	13.5	14.1
Foreign subsidiary debt	0.4	0.5
Less: unamortized debt issuance costs	(0.1)	(0.1)
	$111.8	$100.5
Less: current maturities	(24.4)	(12.4)
Long-term debt	$87.4	$88.1

Credit Agreement
As of March 31, 2024, the Company had $23.0 million outstanding borrowings with a weighted-average interest rate of 6.3 percent, $3.5 million in letters of credit outstanding, and $323.5 million of available capacity under its credit agreement. As of December 31, 2023, the Company had $11.0 million outstanding borrowings with a weighted-average interest rate of 6.3 percent, $3.6 million in letters of credit outstanding, and $335.4 million of available capacity under its credit agreement.

The Company also has overdraft lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $17.4 million. As of March 31, 2024, there were no outstanding borrowings and $17.4 million of available capacity under these lines of credit. As of December 31, 2023, there were $17.9 million overdraft lines of credit with no outstanding borrowings and $17.9 million of available capacity under these lines of credit.

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

The following table sets forth the computation of basic and diluted earnings per share:

	First Quarter Ended
(In millions, except per share amounts)	March 31, 2024	March 31, 2023
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$33.0	$37.3
Less: Earnings allocated to participating securities	0.1	0.1
Net income available to common shareholders	$32.9	$37.2
Denominator:
Basic weighted average common shares outstanding	46.1	46.2
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.6	0.7
Diluted weighted average common shares outstanding	46.7	46.9
Basic earnings per share	$0.71	$0.81
Diluted earnings per share	$0.70	$0.79

There were 0.1 million stock options outstanding for the first quarters ended March 31, 2024 and March 31, 2023, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

12. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the first quarters ended March 31, 2024 and March 31, 2023:

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity		Redeemable Noncontrolling Interest
Balance as of December 31, 2023	$4,607	$344,717	$1,078,512	$(221,114)	$2,426	$1,209,148		$1,145
Net income	—	—	32,959	—	169	33,128		(36)
Dividends on common stock ($0.250/share)	—	—	(11,560)	—	—	(11,560)		—
Common stock issued	7	4,043	—	—	—	4,050	0	—
Common stock repurchased	(10)	—	(9,037)	—	—	(9,047)		—
Share-based compensation	5	4,037	—	—	—	4,042		—
Currency translation adjustment	—	—	—	(7,174)	(41)	(7,215)		—
Pension and other post retirement plans, net of taxes	—	—	—	433	—	433		—
Balance as of March 31, 2024	$4,609	$352,797	$1,090,874	$(227,855)	$2,554	$1,222,979		$1,109

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity		Redeemable Noncontrolling Interest
Balance as of December 31, 2022	$4,619	$325,426	$969,261	$(231,448)	$2,276	$1,070,134		$620
Net income	—	—	37,325	—	238	37,563		13
Dividends on common stock ($0.225/share)	—	—	(10,440)	—	—	(10,440)		—
Common stock issued	7	2,931	—	—	—	2,938		—
Common stock repurchased	(18)	—	(16,032)	—	—	(16,050)		—
Share-based compensation	6	3,906	—	—	—	3,912		—
Currency translation adjustment	—	—	—	6,471	23	6,494		—
Pension and other post retirement plans, net of taxes	—	—	—	417	—	417		—
Balance as of March 31, 2023	$4,614	$332,263	$980,114	$(224,560)	$2,537	$1,094,968		$633

13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the three months ended March 31, 2024 and March 31, 2023, are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
For the three months ended March 31, 2024:
Balance as of December 31, 2023	$(179.3)	$(41.8)	$(221.1)

Other comprehensive income/(loss) before reclassifications	(7.2)	—	(7.2)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.4	0.4
Net other comprehensive income/(loss)	(7.2)	0.4	(6.8)

Balance as of March 31, 2024	$(186.5)	$(41.4)	$(227.9)

For the three months ended March 31, 2023:
Balance as of December 31, 2022	$(191.3)	$(40.1)	$(231.4)

Other comprehensive income/(loss) before reclassifications	6.5	—	6.5
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.3	0.3
Net other comprehensive income/(loss)	6.5	0.3	6.8

Balance as of March 31, 2023	$(184.8)	$(39.8)	$(224.6)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income, net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Amounts related to noncontrolling interests were not material.

14. SEGMENT AND GEOGRAPHIC INFORMATION
The accounting policies of the operating segments are the same as those described in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Revenue is recognized based on the invoice price at the point in time when the customer obtains control of the product, which is typically upon shipment to the customer. The Water and Fueling segments include manufacturing operations and supply certain components and finished goods, both between segments and to the Distribution segment. The Company reports these product transfers between Water and Fueling as inventory transfers as a significant number of the Company's manufacturing facilities are shared across segments for scale and efficiency purposes. The Company reports intersegment transfers from Water to Distribution as intersegment revenue at market prices to properly reflect the commercial arrangement of vendor to customer that exists between the Water and Distribution segments.

Segment operating income is a key financial performance measure. Operating income by segment is based on net sales less identifiable operating expenses and allocations and includes profits recorded on sales to other segments of the Company.

Financial information by reportable business segment is included in the following summary:

	First Quarter Ended
(In millions)	March 31, 2024	March 31, 2023
	Net sales
Water Systems
External sales
United States & Canada	$137.9	$159.4
Latin America	41.3	40.3
Europe, Middle East & Africa	52.3	50.4
Asia Pacific	20.3	18.8
Intersegment sales
United States & Canada	34.8	37.7
Total sales	286.6	306.6
Distribution
External sales
United States & Canada	147.0	143.0
Intersegment sales	—	—
Total sales	147.0	143.0
Fueling Systems
External sales
United States & Canada	46.8	54.0
All other	15.3	18.7
Intersegment sales	—	—
Total sales	62.1	72.7

Intersegment Eliminations/Other	(34.8)	(37.7)
Consolidated	$460.9	$484.6

	First Quarter Ended
	March 31, 2024	March 31, 2023
	Operating income/(loss)
Water Systems	$47.1	$49.0
Distribution	1.8	4.7
Fueling Systems	18.8	20.8
Intersegment Eliminations/Other	(19.8)	(21.9)
Consolidated	$47.9	$52.6

	March 31, 2024	December 31, 2023
	Total assets
Water Systems	$1,053.7	$1,044.4
Distribution	402.2	365.6
Fueling Systems	254.5	256.4
Other	62.7	61.7
Consolidated	$1,773.1	$1,728.1

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

At March 31, 2024, the Company had $9.5 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production and finished goods.

At March 31, 2024, the Company has a contingent consideration liability with an estimated fair value of $4.5 million that could result in a payment up to $5.0 million if a future profitability milestone is achieved.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the three months ended March 31, 2024, are as follows:

(In millions)
Balance as of December 31, 2023	$9.3
Accruals related to product warranties	2.7
Reductions for payments made	(3.1)
Balance as of March 31, 2024	$8.9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2024 vs. 2023

OVERVIEW
Net sales in the first quarter of 2024 decreased 5 percent from the first quarter of last year. The sales decrease was primarily due to lower sales in Water Systems and Fueling Systems, partially offset by higher sales in the Distribution segment. The Company's consolidated gross profit was $163.6 million for the first quarter of 2024, an increase of $1.3 million from the prior year’s first quarter. The gross profit as a percent of net sales was 35.5 percent in the first quarter of 2024 compared to 33.5 percent in the first quarter of 2023. Diluted earnings per share for the first quarter of 2024 was $0.70, a decrease of $0.09 from the first quarter of 2023 diluted earnings per share of $0.79.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first quarter of 2024 were $460.9 million, a decrease of $23.7 million or 5 percent compared to 2023 first quarter sales of $484.6 million primarily due to lower volumes in Water Systems and Fueling Systems. Sales were negatively impacted by changes in foreign exchange rates, principally due to the strengthening of the U.S. Dollar relative to the Argentine Peso and Turkish Lira. However, the Company increases prices in the local currency to offset the impact of currency devaluation in the Argentina and Turkey hyperinflationary economies. As a result, the net impact of foreign currency exchange rates on net sales was not significant in the first quarter of 2024 compared to the same period in the prior year.

	Net Sales
(In millions)	Q1 2024	Q1 2023	2024 v 2023
Water Systems	$286.6	$306.6	$(20.0)
Fueling Systems	62.1	72.7	(10.6)
Distribution	147.0	143.0	4.0
Eliminations/Other	(34.8)	(37.7)	2.9
Consolidated	$460.9	$484.6	$(23.7)

Net Sales-Water Systems
Water Systems sales were $286.6 million in the first quarter of 2024, a decrease of $20.0 million or 7 percent compared to the first quarter of 2023 sales of $306.6 million. The sales decline was primarily due to lower volume, partially offset by the incremental sales impact from recent acquisitions.

Water Systems sales in the U.S. and Canada decreased 12 percent compared to the first quarter of 2023. Sales of large dewatering equipment and groundwater pumping equipment decreased 50 percent and 8 percent, respectively. These sales declines were partially offset by the incremental sales impact from recent acquisitions in the Water Treatment product portfolio.

Water Systems sales in markets outside the U.S. and Canada increased 4 percent compared to the first quarter of 2023 as sales increased in all major markets: Latin America, EMEA, and Asia Pacific.

Net Sales-Fueling Systems
Fueling Systems sales were $62.1 million in the first quarter of 2024, a decrease of $10.6 million or 15 percent compared to the first quarter of 2023 sales of $72.7 million. The sales decline was primarily due to lower volume.

Fueling Systems sales in the U.S. and Canada decreased 11 percent compared to the first quarter of 2023 due to declines in sales across all major product lines as customer buying patterns have normalized after record first quarter sales in 2023. Outside the U.S. and Canada, Fueling Systems sales decreased 16 percent, due primarily to lower sales in Asia Pacific.

Net Sales - Distribution
Distribution sales were $147.0 million in the first quarter of 2024, an increase of $4.0 million or 3 percent compared to the first quarter of 2023 sales of $143.0 million. The Distribution segment sales growth was primarily due to the incremental sales impact from a recent acquisition.

Gross Profit and Expenses Ratios

	Three Months Ended March 31,
(In Millions)	2024	% of Net Sales	2023	% of Net Sales
Gross Profit	$163.6	35.5%	$162.3	33.5%
Selling, General and Administrative Expense	115.6	25.1%	109.5	22.6%

Gross Profit
The gross profit margin ratio was 35.5 percent in 2024 and 33.5 percent in first quarter of 2023. The gross profit margin was favorably impacted in 2024 by product mix and lower freight costs in Water Systems and Fueling, partially offset by margin compression from unfavorable pricing of commodity-based products sold through the Distribution business.

Selling, General, and Administrative ("SG&A")
SG&A expenses were $115.6 million in the first quarter of 2024 compared to $109.5 million in the first quarter of 2023. The increase was primarily due to the incremental expense impact from recent acquisitions and higher compensation costs. SG&A costs as a percent of net sales was 25.1 percent in the first quarter of 2024 and 22.6 percent in the first quarter of 2023.

Restructuring Expenses
There were no restructuring expenses in the first quarter of 2024 and $0.1 million in the first quarter of 2023.

Operating Income
Operating income was $47.9 million in the first quarter of 2024, a decrease of $4.7 million or 9 percent from $52.6 million in the first quarter of 2023.

	Operating income (loss)
(In millions)	Q1 2024	Q1 2023	2024 v 2023
Water Systems	$47.1	$49.0	$(1.9)
Fueling Systems	18.8	20.8	(2.0)
Distribution	1.8	4.7	(2.9)
Eliminations/Other	(19.8)	(21.9)	2.1
Consolidated	$47.9	$52.6	$(4.7)

Operating Income-Water Systems
Water Systems operating income was $47.1 million in the first quarter of 2024, a decrease of $1.9 million compared to the first quarter of 2023. Operating income decreased in Water Systems primarily due to lower sales. The first quarter operating income margin was 16.4 percent, an increase of 40 basis points from 16.0 percent in the first quarter 2023. Operating income margin increased primarily due to favorable product mix shifts and lower freight costs.

Operating Income-Fueling Systems
Fueling Systems operating income was $18.8 million in the first quarter of 2024, a decrease of $2.0 million compared to the first quarter of 2023. Operating income decreased in Fueling Systems primarily due to lower sales. The first quarter operating income margin was 30.3 percent, an increase of 170 basis points from 28.6 percent in the first quarter of 2023. Operating income margin increased primarily due to price realization, overall cost management including lower freight costs and a favorable product sales mix shift.

Operating Income-Distribution
Distribution operating income was $1.8 million in the first quarter of 2024, a decrease of $2.9 million compared to the first quarter of 2023. The first quarter operating income margin was 1.2 percent, a decrease of 210 basis points from 3.3 percent in the first quarter of 2023. Operating income and operating income margin decreased primarily due to unfavorable pricing of commodity-based products sold through the business.

Operating Income-Eliminations/Other
Operating income-eliminations/other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in the first quarter of 2024 compared to the first quarter of 2023 was favorable $1.6 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses decreased $0.5 million compared to the prior year.

Interest Expense
Interest expense was $1.4 million in the first quarter of 2024 and decreased $1.7 million from $3.1 million in the first quarter of 2023 primarily due to lower outstanding debt levels.

Other Income, Net
Other income was $0.7 million and $0.4 million in the first quarters of 2024 and 2023, respectively.

Foreign Exchange
Foreign currency-based transactions produced an expense for the first quarter of 2024 of $4.9 million, primarily due to the Argentinian Peso relative to the U.S. dollar. The expense in 2023 was primarily due to transaction losses associated with the Argentine Peso and Mexican Peso relative to the U.S. dollar. The Company reports the results of its subsidiaries in Argentina and Turkey using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent.

Income Taxes
The provision for income taxes in the first quarters of 2024 and 2023 was $9.2 million and $10.2 million, respectively. The effective tax rate for the first quarters of 2024 and 2023 was 22 percent and 21 percent, respectively. The increase in the effective tax rate was due to an increase in the rate on foreign earnings with the implementation of the European Union’s Pillar Two Directive.

Net Income
Net income for the first quarter of 2024 was $33.1 million compared to the prior year first quarter net income of $37.6 million. Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2024 was $33.0 million, or $0.70 per diluted share, compared to the prior year first quarter net income attributable to Franklin Electric Co., Inc. of $37.3 million, or $0.79 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at March 31, 2024 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of March 31, 2024, the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 13, 2026. As of March 31, 2024, the Company had $323.5 million borrowing capacity under its credit agreement as $3.5 million in letters of commercial and standby letters of credit were outstanding and undrawn and $23.0 million in revolver borrowings were drawn and outstanding, which were primarily used for funding working capital requirements.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity of  $125.0 million as of March 31, 2024. The Company also has other long-term debt borrowings outstanding as of March 31, 2024. See Note 10 - Debt included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for additional information regarding these obligations and future maturities as well as Note 10 - Debt of this current quarterly report for changes to these agreements since December 31, 2023.
At March 31, 2024, the Company had $59.6 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate the majority of these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first three months of 2024 and 2023.

(in millions)	2024	2023
Net cash flows from operating activities	$(1.4)	$(12.0)
Net cash flows from investing activities	(10.2)	(14.6)
Net cash flows from financing activities	(6.3)	33.1
Impact of exchange rates on cash and cash equivalents	(1.7)	(0.4)
Change in cash and cash equivalents	$(19.6)	$6.1

Cash Flows from Operating Activities
2024 vs. 2023
Net cash used by operating activities was $1.4 million for the three months ended March 31, 2024 compared to $12.0 million used by operating activities for the three months ended March 31, 2023. The change in operating cash flow was primarily due to continued actions to improve working capital including inventory reductions.

Cash Flows from Investing Activities
2024 vs. 2023
Net cash used in investing activities was $10.2 million for the three months ended March 31, 2024 compared to $14.6 million used in investing activities for the three months ended March 31, 2023. The change in investing cash flow was primarily attributable to decreased acquisition activity in the first three months of 2024.

Cash Flows from Financing Activities
2024 vs. 2023
Net cash used by financing activities was $6.3 million for the three months ended March 31, 2024 compared to $33.1 million provided by financing activities for the three months ended March 31, 2023. The change in financing cash flow was primarily attributable to reduced borrowings under the Company's revolving credit facility in 2024 compared to 2023.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, epidemics and pandemics, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in Exhibit 99.1 thereto. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the first quarter ended March 31, 2024. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the Company's risk factors as set forth in the annual report on Form 10-K for the fiscal year ended December 31, 2023. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. In February 2023, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The authorization was in addition to the 215,872 shares that remained available for repurchase as of February 16, 2023. The Company repurchased 78,104 shares for approximately $7.4 million under the plan during the first quarter of 2024. The maximum number of shares that may still be purchased under this plan as of March 31, 2024 is 838,551.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
January 1 - January 31	67,984	$93.40	67,984	848,671
February 1 - February 29	—	$—	—	848,671
March 1 - March 31	10,120	$100.78	10,120	838,551
Total	78,104	$94.35	78,104	838,551

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

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
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarters ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the first quarters ended March 31, 2024 and 2023 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the first quarters ended March 31, 2024 and 2023, (iii) Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: April 30, 2024	By	/s/ Gregg C. Sengstack
Gregg C. Sengstack, Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2024	By	/s/ Jeffery L. Taylor
Jeffery L. Taylor, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)