Form 10-Q
period 2024-06-30
FRANKLIN ELECTRIC CO INC
filed 2024-07-26
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	July 24, 2024
$0.10	45,672,183 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net sales	$543,258	$569,181	$1,004,158	$1,053,732
Cost of sales	343,461	380,700	640,781	702,986
Gross profit	199,797	188,481	363,377	350,746
Selling, general, and administrative expenses	120,648	107,429	236,292	216,964
Restructuring expense	—	149	—	273
Operating income	79,149	80,903	127,085	133,509
Interest expense	(1,976)	(4,178)	(3,424)	(7,325)
Other income, net	184	1,179	890	1,588
Foreign exchange expense	(436)	(3,571)	(5,316)	(5,615)
Income before income taxes	76,921	74,333	119,235	122,157
Income tax expense	17,590	14,173	26,812	24,421
Net income	$59,331	$60,160	$92,423	$97,736
Less: Net income attributable to noncontrolling interests	(232)	(560)	(365)	(811)
Net income attributable to Franklin Electric Co., Inc.	$59,099	$59,600	$92,058	$96,925
Earnings per share:
Basic	$1.28	$1.29	$1.99	$2.09
Diluted	$1.26	$1.27	$1.97	$2.06

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net income	$59,331	$60,160	$92,423	$97,736
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(10,299)	4,495	(17,514)	10,989
Employee benefit plan activity	577	555	1,153	1,110
Other comprehensive income/(loss)	(9,722)	5,050	(16,361)	12,099
Income tax expense related to items of other comprehensive income/(loss)	(143)	(139)	(286)	(277)
Other comprehensive income/(loss), net of tax	(9,865)	4,911	(16,647)	11,822
Comprehensive income	49,466	65,071	75,776	109,558
Less: Comprehensive income attributable to noncontrolling interests	(217)	(573)	(309)	(847)
Comprehensive income attributable to Franklin Electric Co., Inc.	$49,249	$64,498	$75,467	$108,711

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$58,104	$84,963
Receivables, less allowances of $3,754 and $3,594, respectively	299,185	222,418
Inventories:
Raw material	170,195	176,706
Work-in-process	28,788	26,880
Finished goods	326,452	305,110
Total inventories	525,435	508,696
Other current assets	35,972	37,718
Total current assets	918,696	853,795

Property, plant, and equipment, at cost:
Land and buildings	164,196	167,028
Machinery and equipment	315,491	316,227
Furniture and fixtures	57,840	56,997
Other	62,785	59,747
Property, plant, and equipment, gross	600,312	599,999
Less: Allowance for depreciation	(376,116)	(370,260)
Property, plant, and equipment, net	224,196	229,739
Lease right-of-use assets, net	63,270	57,014
Deferred income taxes	9,726	8,758
Intangible assets, net	221,118	230,027
Goodwill	339,770	342,404
Other assets	7,570	6,385
Total assets	$1,784,346	$1,728,122

	June 30, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$175,553	$152,419
Accrued expenses and other current liabilities	104,494	100,249
Current lease liability	18,274	17,316
Income taxes	5,394	4,700
Current maturities of long-term debt and short-term borrowings	42,375	12,355
Total current liabilities	346,090	287,039
Long-term debt	87,242	88,056
Long-term lease liability	43,638	38,549
Income taxes payable non-current	—	4,837
Deferred income taxes	29,529	29,461
Employee benefit plans	29,931	35,973
Other long-term liabilities	21,886	33,914

Commitments and contingencies (see Note 15)

Redeemable noncontrolling interest	1,134	1,145

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (45,749 and 46,067, respectively)	4,575	4,607
Additional paid-in capital	356,016	344,717
Retained earnings	1,099,285	1,078,512
Accumulated other comprehensive loss	(237,705)	(221,114)
Total shareholders' equity	1,222,171	1,206,722
Noncontrolling interest	2,725	2,426
Total equity	1,224,896	1,209,148
Total liabilities and equity	$1,784,346	$1,728,122

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023

Cash flows from operating activities:
Net income	$92,423	$97,736
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	27,690	26,259
Non-cash lease expense	10,105	8,523
Share-based compensation	7,015	6,410
Deferred income taxes	(939)	1,924
(Gain)/loss on disposals of plant and equipment	(62)	357
Foreign exchange expense	5,316	5,615
Changes in assets and liabilities, net of acquisitions:
Receivables	(82,828)	(70,725)
Inventory	(23,982)	(24,125)
Accounts payable and accrued expenses	13,171	(3,880)
Operating leases	(10,314)	(8,706)
Income taxes	(2,755)	(6,691)
Income taxes-U.S. Tax Cuts and Jobs Act	(3,870)	(2,902)
Employee benefit plans	(384)	831
Other, net	4,417	12,400
Net cash flows from operating activities	35,003	43,026
Cash flows from investing activities:
Additions to property, plant, and equipment	(19,445)	(20,241)
Proceeds from sale of property, plant, and equipment	418	—
Cash paid for acquisitions, net of cash acquired	(1,151)	(6,641)
Other, net	21	2
Net cash flows from investing activities	(20,157)	(26,880)
Cash flows from financing activities:
Proceeds from issuance of debt	225,039	294,650
Repayments of debt	(195,856)	(262,479)
Proceeds from issuance of common stock	4,302	9,010
Purchases of common stock	(47,895)	(25,541)
Dividends paid	(23,980)	(20,872)
Deferred payments for acquisitions	(348)	(186)
Net cash flows from financing activities	(38,738)	(5,418)
Effect of exchange rate changes on cash and cash equivalents	(2,967)	(3,291)
Net change in cash and cash equivalents	(26,859)	7,437
Cash and cash equivalents at beginning of period	84,963	45,790
Cash and cash equivalents at end of period	$58,104	$53,227

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$422	$540
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$17,202	$3,090
Payable to sellers of acquired entities	$1,300	$644
Non-cash investment to acquire property in lieu of cash payment for products provided	$—	$419
Payable for share repurchases	$316	$—
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2024, and for the second quarters and six months ended June 30, 2024 and June 30, 2023 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the second quarter and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

2. ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued But Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company plans to adopt this ASU for its fiscal year end December 31, 2024 disclosures, but does not anticipate the adoption to have a material impact on the Company's financial disclosures.

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

3. ACQUISITIONS
2023
During the fourth quarter ended December 31, 2023, the Company acquired substantially all of the assets of Aqua Systems of Fort Myers, a water treatment systems distributor. In another separate transaction, the Company acquired substantially all of the assets of Action Manufacturing and Supply, Inc., a water treatment equipment provider located in southwest Florida. The Company also acquired, in a separate transaction, substantially all of the assets of LCA Pump, LLC, which operates Water Works Pump, a Missouri based professional groundwater distributor. The combined purchase price for the acquisitions in the fourth quarter of 2023, was $36.0 million, including contingent consideration with an estimated fair value of $4.3 million, after purchase price adjustments based on the level of working capital acquired. In the first quarter of 2024, the Company recorded a measurement period adjustment of $1.3 million to increase the acquisition-date fair value of the contingent consideration transferred. The measurement period adjustment resulted in an increase to acquired identifiable intangible assets of $2.3 million and a reduction to acquired goodwill of $1.0 million. The measurement period adjustments did not have a significant impact on the Company’s results of operations. The fair value of the assets acquired and liabilities assumed for the above acquisitions is preliminary as of June 30, 2024.

During the first quarter ended March 31, 2023, the Company acquired all of the assets of Phil-Good Products, Inc. ("Phil-Good"). Phil-Good is an injection molded plastics component manufacturer. In another separate transaction in the first quarter of 2023, the Company acquired 100 percent of the ownership interests of Hydropompe S.r.l. ("Hydropompe"). Hydropompe is a pump manufacturer with a focus in dewatering and sewage products. The combined, all-cash purchase price for both acquisitions in the first quarter of 2023 was $8.7 million after purchase price adjustments based on the level of working capital acquired. The fair value of the assets acquired and liabilities assumed for both acquisitions was final as of March 31, 2024.
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

4. FAIR VALUE MEASUREMENTS
FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, provides guidance for defining, measuring, and disclosing fair value within an established framework and hierarchy. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs and to minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value within the hierarchy are as follows:

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

As of June 30, 2024 and December 31, 2023, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7.4	$7.4	$—	$—
Total assets	$7.4	$7.4	$—	$—

Liabilities:
Share swap transaction	$0.3	$0.3	$—	$—
Forward currency contracts	0.1	—	0.1	—
Contingent payments related to acquisition	4.6	—	—	4.6
Total liabilities	$5.0	$0.3	$0.1	$4.6

(In millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10.9	$10.9	$—	$—
Share swap transaction	1.1	1.1	—	—
Total assets	$12.0	$12.0	$—	$—

Liabilities:
Contingent payments related to acquisition	$3.0	$—	$—	$3.0
Total liabilities	$3.0	$—	$—	$3.0

The Company’s Level 1 cash equivalents assets are generally comprised of foreign bank guaranteed certificates of deposit and short term deposits. The share swap transaction asset is recorded within the "Receivables" line of the condensed consolidated balance sheets, and the share swap transaction and forward currency contracts liabilities are recorded within the "Accounts payable" lines of the condensed consolidated balance sheets and are further described in Note 5 - Financial Instruments.

The Company's Level 3 category includes contingent consideration related to acquisitions, which valuation inputs are unobservable and significant to the fair value measurement. Projections and estimated probabilities are used to estimate future contingent earn-out payments, which are discounted back to present value to compute contingent earn-out liabilities. The following table provides a roll-forward of the contingent consideration liability, which is included in "Other long-term liabilities" as of December 31, 2023 and "Accrued expenses and other current liabilities" as of June 30, 2024 in the condensed consolidated balance sheets:

	Second Quarter Ended	Six Months Ended
(In millions)	June 30, 2024	June 30, 2024
Fair value at beginning of period	$4.5	$3.0
Adjustments to prior year acquisition	—	1.3
Change in fair value recognized in earnings	0.1	0.3
Payments	—	—
Fair value at end of period	$4.6	$4.6

Total debt, including current maturities, have carrying amounts of $129.6 million and $100.5 million and estimated fair values of $127.0 million and $98.6 million as of June 30, 2024 and December 31, 2023, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of June 30, 2024 and December 31, 2023, the swap had a notional value based on 240,000 shares. For the second quarter and six months ended June 30, 2024, changes in the fair value of the swap resulted in losses of $2.9 million, and $0.8 million, respectively. For the second quarter and six months ended June 30, 2023, changes in the fair value of the swap resulted in gains of $1.7 million and $4.7 million, respectively. Gaines and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. As of June 30, 2024, the Company had a notional amount of $28.2 million in forward currency contracts outstanding and the related fair value of those contracts was not material. As of December 31, 2023, the Company had no foreign currency contracts outstanding. For the second quarter and six months ended June 30, 2024, changes in the fair value of the forward currency contracts resulted in losses of $0.9 million and $0.3 million, respectively. For the second quarter and six months ended June 30, 2023, changes in the fair value of the forward currency contracts resulted in gains of $0.6 million and $1.6 million, respectively. These gains and losses are recorded in the Company's condensed consolidated statements of income within the "Foreign exchange expense" line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets, excluding goodwill, are as follows:

(In millions)	June 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	$263.5	$(122.1)	$263.7	$(115.5)
Patents	7.3	(7.3)	7.3	(7.3)
Technology	7.5	(7.5)	7.5	(7.5)
Trade names	44.1	(7.0)	44.1	(5.8)
Other	3.2	(2.7)	3.4	(2.8)
Total	$325.6	$(146.6)	$326.0	$(138.9)
Non-amortizing intangibles:
Trade names	42.1	—	42.9	—
Total intangibles	$367.7	$(146.6)	$368.9	$(138.9)

Amortization expense related to intangible assets for the second quarters ended June 30, 2024 and June 30, 2023 was $4.7 million and $4.3 million, respectively, and for six months ended June 30, 2024 and June 30, 2023 was $9.5 million and $8.5 million, respectively.

The change in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2024 is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2023	$221.4	$70.4	$50.6	$342.4
Adjustments to prior year acquisitions	(0.7)	—	(0.1)	(0.8)
Foreign currency translation	(1.8)	—	—	(1.8)
Balance as of June 30, 2024	$218.9	$70.4	$50.5	$339.8

7. EMPLOYEE BENEFIT PLANS
The following table sets forth the aggregated net periodic benefit cost for all pension plans for the second quarters and six months ended June 30, 2024 and June 30, 2023:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Service cost	$0.2	$0.2	$0.3	$0.3
Interest cost	1.6	1.8	3.1	3.3
Expected return on assets	(1.9)	(1.8)	(3.8)	(3.6)
Amortization of:
Prior service cost	0.6	—	1.2	—
Actuarial loss	—	0.5	—	1.1
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.5	$0.7	$0.8	$1.1

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the second quarters and six months ended June 30, 2024 and June 30, 2023:

(In millions)	Other Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Service cost	$—	$—	$—	$—
Interest cost	—	—	0.1	0.1
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	—	—	—	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$—	$—	$0.1	$0.1

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	June 30, 2024	December 31, 2023
Salaries, wages, and commissions	$41.6	$45.9
Product warranty costs	9.4	9.3
Insurance	2.1	2.5
Employee benefits	15.0	13.8
Other	36.4	28.7
Total	$104.5	$100.2

9. INCOME TAXES
The Company’s effective tax rate for the six-month period ended June 30, 2024 was 22.5 percent as compared to 20.0 percent for the six-month period ended June 30, 2023. The effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to state taxes and foreign earnings taxed at rates higher than the U.S. statutory rate partially offset by the recognition of the U.S. foreign-derived intangible income (FDII) provisions and certain discrete events including excess tax benefits from share-based compensation. For the second quarter of 2024, the effective tax rate was 22.9 percent compared to 19.1 percent for the second quarter of 2023.

The increase in the effective tax rate for the second quarter and first six months of 2024 compared to the comparable period in the prior year was a result of less favorable discrete events in 2024, primarily related to excess tax benefits from share-based compensation, in addition to an increase in the rate on foreign earnings with the implementation of the European Union’s Pillar Two Directive.

10. DEBT
Debt consisted of the following:

(In millions)	June 30, 2024	December 31, 2023
New York Life Agreement	$75.0	$75.0
Credit Agreement	41.0	11.0
Tax increment financing debt	13.4	14.1
Foreign subsidiary debt	0.3	0.5
Less: unamortized debt issuance costs	(0.1)	(0.1)
	$129.6	$100.5
Less: current maturities	(42.4)	(12.4)
Long-term debt	$87.2	$88.1

Prudential Agreement
The Company maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates. On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $150.0 million and changed the expiration date from July 30, 2024 to May 15, 2027.

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC and its affiliates (the "New York Life Agreement"). On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $200.0 million and changed the expiration date from July 30, 2024 to May 15, 2027.

Credit Agreement
As of June 30, 2024, the Company had $41.0 million outstanding borrowings with a weighted-average interest rate of 6.3 percent, $3.5 million in letters of credit outstanding, and $305.5 million of available capacity under its credit agreement. As of December 31, 2023, the Company had $11.0 million outstanding borrowings with a weighted-average interest rate of 6.3 percent, $3.6 million in letters of credit outstanding, and $335.4 million of available capacity under its credit agreement.

The Company also has overdraft lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $17.4 million. As of June 30, 2024, there were no outstanding borrowings and $17.4 million of available capacity under these lines of credit. As of December 31, 2023, there were $17.9 million overdraft lines of credit with no outstanding borrowings and $17.9 million of available capacity under these lines of credit.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$59.1	$59.6	$92.1	$96.9
Less: Earnings allocated to participating securities	0.2	0.2	0.3	0.3
Net income available to common shareholders	$58.9	$59.4	$91.8	$96.6
Denominator:
Basic weighted average common shares outstanding	46.0	46.2	46.0	46.2
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.6	0.7	0.6	0.7
Diluted weighted average common shares outstanding	46.6	46.9	46.6	46.9
Basic earnings per share	$1.28	$1.29	$1.99	$2.09
Diluted earnings per share	$1.26	$1.27	$1.97	$2.06

There were 0.1 million stock options outstanding for the second quarters and six months ended June 30, 2024 and June 30, 2023, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

12. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the second quarters and six months ended June 30, 2024 and June 30, 2023:

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2024	$4,609	$352,797	$1,090,874	$(227,855)	$2,554	$1,222,979	$1,109
Net income	—	—	59,099	—	186	59,285	46
Dividends on common stock ($0.250/share)	—	—	(11,564)	—	—	(11,564)	—
Common stock issued	—	252	—	—	—	252	—
Common stock repurchased	(40)	—	(39,124)	—	—	(39,164)	—
Share-based compensation	6	2,967	—	—	—	2,973	—
Dividend to noncontrolling interest	—	—	—	—	—	—	(21)
Currency translation adjustment	—	—	—	(10,284)	(15)	(10,299)	—
Pension and other post retirement plans, net of taxes	—	—	—	434	—	434	—
Balance as of June 30, 2024	$4,575	$356,016	$1,099,285	$(237,705)	$2,725	$1,224,896	$1,134

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2023	$4,614	$332,263	$980,114	$(224,560)	$2,537	$1,094,968	$633
Net income	—	—	59,600	—	292	59,892	268
Dividends on common stock ($0.225/share)	—	—	(10,432)	—	—	(10,432)	—
Common stock issued	15	6,057	—	—	—	6,072	—
Common stock repurchased	(9)	—	(8,399)	—	—	(8,408)	—
Share-based compensation	6	2,492	—	—	—	2,498	—
Currency translation adjustment	—	—	—	4,482	13	4,495	—
Pension and other post retirement plans, net of taxes	—	—	—	416	—	416	—
Balance as of June 30, 2023	$4,626	$340,812	$1,020,883	$(219,662)	$2,842	$1,149,501	$901

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2023	$4,607	$344,717	$1,078,512	$(221,114)	$2,426	$1,209,148	$1,145
Net Income	—	—	92,058	—	355	92,413	10
Dividends on common stock ($0.500/share)	—	—	(23,124)	—	—	(23,124)	—
Common stock issued	7	4,295	—	—	—	4,302	—
Common stock repurchased	(50)	—	(48,161)	—	—	(48,211)	—
Share-based compensation	11	7,004	—	—	—	7,015	—
Dividend to noncontrolling interest	—	—	—	—	—	—	(21)
Currency translation adjustment	—	—	—	(17,458)	(56)	(17,514)	—
Pension and other post retirement plans, net of taxes	—	—	—	867	—	867	—
Balance as of June 30, 2024	$4,575	$356,016	$1,099,285	$(237,705)	$2,725	$1,224,896	$1,134

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2022	$4,619	$325,426	$969,261	$(231,448)	$2,276	$1,070,134	$620
Net Income	—	—	96,925	—	530	97,455	281
Dividends on common stock ($0.450/share)	—	—	(20,872)	—	—	(20,872)	—
Common stock issued	22	8,988	—	—	—	9,010	—
Common stock repurchased	(27)	—	(24,431)	—	—	(24,458)	—
Share-based compensation	12	6,398	—	—	—	6,410	—
Currency translation adjustment	—	—	—	10,953	36	10,989	—
Pension and other post retirement plans, net of taxes	—	—	—	833	—	833	—
Balance as of June 30, 2023	$4,626	$340,812	$1,020,883	$(219,662)	$2,842	$1,149,501	$901

13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2024 and June 30, 2023, are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
For the six months ended June 30, 2024:
Balance as of December 31, 2023	$(179.3)	$(41.8)	$(221.1)

Other comprehensive income/(loss) before reclassifications	(17.5)	—	(17.5)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.9	0.9
Net other comprehensive income/(loss)	(17.5)	0.9	(16.6)

Balance as of June 30, 2024	$(196.8)	$(40.9)	$(237.7)

For the six months ended June 30, 2023:
Balance as of December 31, 2022	$(191.3)	$(40.1)	$(231.4)

Other comprehensive income/(loss) before reclassifications	10.9	—	10.9
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.8	0.8
Net other comprehensive income/(loss)	10.9	0.8	11.7

Balance as of June 30, 2023	$(180.4)	$(39.3)	$(219.7)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other income, net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

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

Financial information by reportable business segment is included in the following summary:

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	Net sales
Water Systems
External sales
United States & Canada	$157.7	$176.8	$295.7	$336.2
Latin America	41.8	42.0	83.1	82.3
Europe, Middle East & Africa	56.0	54.6	108.3	105.0
Asia Pacific	24.2	22.2	44.4	41.0
Intersegment sales
United States & Canada	35.9	26.1	70.7	63.8
Total sales	315.6	321.7	602.2	628.3
Distribution
External sales
United States & Canada	190.5	193.1	337.5	336.1
Intersegment sales	—	—	—	—
Total sales	190.5	193.1	337.5	336.1
Fueling Systems
External sales
United States & Canada	58.4	60.4	105.1	114.4
All other	14.7	20.0	30.1	38.7
Intersegment sales	—	—	—	—
Total sales	73.1	80.4	135.2	153.1

Intersegment Eliminations/Other	(35.9)	(26.1)	(70.7)	(63.8)
Consolidated	$543.3	$569.1	$1,004.2	$1,053.7

	Second Quarter Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	Operating income/(loss)
Water Systems	$62.3	$50.8	$109.5	$99.8
Distribution	9.8	17.8	11.7	22.5
Fueling Systems	26.0	26.7	44.8	47.5
Intersegment Eliminations/Other	(19.0)	(14.4)	(38.9)	(36.3)
Consolidated	$79.1	$80.9	$127.1	$133.5

	June 30, 2024	December 31, 2023
	Total assets
Water Systems	$1,056.5	$1,044.4
Distribution	415.5	365.6
Fueling Systems	259.5	256.4
Other	52.8	61.7
Consolidated	$1,784.3	$1,728.1

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

At June 30, 2024, the Company had $7.5 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production and finished goods.

At June 30, 2024, the Company has a contingent consideration liability with an estimated fair value of $4.6 million that could result in a payment of up to $5.0 million if a future profitability milestone is achieved.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the six months ended June 30, 2024, are as follows:

(In millions)
Balance as of December 31, 2023	$9.3
Accruals related to product warranties	6.4
Reductions for payments made	(6.3)
Balance as of June 30, 2024	$9.4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2024 vs. 2023

OVERVIEW
Net sales in the second quarter and first six months of 2024 were $543.3 million and $1.0 billion, respectively, and decreased 5 percent from the prior-year periods. The sales decreases were primarily due to lower volumes and the negative impact of foreign currency translation, partially offset by the incremental sales impact from recent acquisitions. The Company's consolidated gross profit was $199.8 million and $363.4 million, respectively, for the second quarter and first six months of 2024, increases of 6 percent and 4 percent, respectively, from the prior-year periods. Diluted earnings per share was $1.26 and $1.97, respectively, for the second quarter and first six months of 2024, decreases of $0.01 and $0.09, respectively, from the prior-year periods.

RESULTS OF OPERATIONS

Net Sales
Net sales in the second quarter and first six months of 2024 were $543.3 million and $1.0 billion, respectively, and decreased 5 percent as compared to the prior-year periods. Sales were negatively impacted by changes in foreign exchange rates, principally due to the strengthening of the U.S. Dollar relative to the Argentine Peso and Turkish Lira. However, the Company increases prices in the local currency to offset the impact of currency devaluation in the Argentina and Turkey hyperinflationary economies. As a result, the net negative impact of foreign currency exchange rates on net sales was 1 percent in the second quarter and first six months of 2024 compared to the same periods in the prior year.

	Net Sales
(In millions)	Q2 2024	Q2 2023	2024 v 2023
Water Systems	$315.6	$321.7	$(6.1)
Fueling Systems	73.1	80.4	(7.3)
Distribution	190.5	193.1	(2.6)
Eliminations/Other	(35.9)	(26.1)	(9.8)
Consolidated	$543.3	$569.1	$(25.8)

	Net Sales
(In millions)	YTD June 30, 2024	YTD June 30, 2023	2024 v 2023
Water Systems	$602.2	$628.3	$(26.1)
Fueling Systems	135.2	153.1	(17.9)
Distribution	337.5	336.1	1.4
Eliminations/Other	(70.7)	(63.8)	(6.9)
Consolidated	$1,004.2	$1,053.7	$(49.5)

Net Sales-Water Systems
Water Systems net sales decreased 2 percent in the second quarter and 4 percent in the first six months of 2024, as compared to the prior-year periods. This sales decline was primarily due to lower volumes, which decreased due to weaker end market demand for large dewatering equipment. Sales decreased 2 percent in the second quarter and 1 percent in the first six months of 2024 due to the negative impact from foreign exchange rates, as compared to prior-year periods. The incremental sales impact from recent acquisitions favorably impacted sales 2 percent in the second quarter and first six months of 2024.

Water Systems net sales in the U.S. and Canada decreased 5 percent in the second quarter and 8 percent in the first six months of 2024, as compared to the prior-year periods. In the second quarter of 2024, sales of large dewatering equipment decreased 44 percent, sales of water treatment products increased 13 percent, sales of all other surface pumping equipment increased 11 percent and sales of groundwater pumping equipment increased 6 percent compared to 2023. In the first half of 2024, sales of large dewatering equipment decreased 47 percent, sales of groundwater pumping equipment decreased 1 percent, sales of water treatment products increased 13 percent and sales of all other surface pumping equipment increased 6 percent compared to 2023.

Water Systems net sales in markets outside the U.S. and Canada increased 3 percent in the second quarter and first six months of 2024, as compared to the prior-year periods. Sales decreased 4 percent in the second quarter and 3 percent in the first six months of 2024 due to the negative impact from foreign exchange rates, as compared to prior-year periods. In both the second quarter and first half of 2024, outside the U.S. and Canada, excluding the impact of foreign currency translation, sales increased in all three major regions: EMEA, Latin America and Asia Pacific.

Net Sales-Fueling Systems
Fueling Systems net sales decreased 9 percent in the second quarter and 12 percent in the first six months of 2024, as compared to the prior-year periods. This sales decline was primarily due to lower volumes.

Fueling Systems net sales in the U.S. and Canada decreased 4 percent in the second quarter and 6 percent in the first six months of 2024, as compared to the prior-year periods. The decrease was primarily in fuel management systems and pumping systems. Outside the U.S. and Canada, Fueling Systems sales decreased 7 percent in the second quarter and 6 percent in the first six months of 2024, as compared to the prior-year periods, due primarily to lower sales in European and Asia Pacific markets.

Net Sales - Distribution
Distribution net sales decreased 1 percent in the second quarter and were flat in the first six months of 2024, as compared to the prior-year periods. The Distribution segment sales were negatively impacted by unfavorable weather conditions and commodity pricing declines, partially offset by the incremental sales impact from a recent acquisition which favorably impacted net sales by 2 percent in the second quarter and first six months of 2024.

Gross Profit and Expenses Ratios

	Three Months Ended June 30,
(In Millions)	2024	% of Net Sales	2023	% of Net Sales
Gross Profit	$199.8	36.8%	$188.5	33.1%
Selling, General and Administrative Expense	120.6	22.2%	107.4	18.9%

	Six Months Ended June 30,
(In Millions)	2024	% of Net Sales	2023	% of Net Sales
Gross Profit	$363.4	36.2%	$350.7	33.3%
Selling, General and Administrative Expense	236.3	23.5%	217.0	20.6%

Gross Profit
The gross profit margin ratio was 36.8 percent and 36.2 percent in the second quarter and first six months of 2024, respectively, and 33.1 percent and 33.3 percent in the second quarter and first six months of 2023, respectively. The gross profit margin was impacted in the second quarter and first six months of 2024 by cost management, including lower freight costs in Water Systems and Fueling Systems, and a favorable product and geographic sales mix shift.

Selling, General, and Administrative ("SG&A")
SG&A expenses were $120.6 million in the second quarter and $236.3 million in the first half of 2024 compared to $107.4 million in the second quarter and $217.0 million in the first half of 2023. SG&A expenses increased in the second quarter and first half of 2024 primarily due to higher compensation costs and advertising and marketing expenses. The SG&A expenses ratio was 22.2 percent and 23.5 percent in the second quarter and first six months of 2024, respectively, and 18.9 percent and 20.6 percent in the second quarter and first six months of 2023, respectively.

Restructuring Expenses
There were no restructuring expenses in the second quarter and first six months of 2024, and $0.1 million and $0.3 million in the second quarter and first six months of 2023, respectively. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities, branch closings and consolidations.

Operating Income
Operating income in the second quarter and first half of 2024 was $79.1 million and $127.1 million, respectively, decreases of 2 percent and 5 percent, respectively, as compared to the prior-year periods.

	Operating income (loss)
(In millions)	Q2 2024	Q2 2023	2024 v 2023
Water Systems	$62.3	$50.8	$11.5
Fueling Systems	26.0	26.7	(0.7)
Distribution	9.8	17.8	(8.0)
Eliminations/Other	(19.0)	(14.4)	(4.6)
Consolidated	$79.1	$80.9	$(1.8)

	Operating income (loss)
(In millions)	YTD June 30, 2024	YTD June 30, 2023	2024 v 2023
Water Systems	$109.5	$99.8	$9.7
Fueling Systems	44.8	47.5	(2.7)
Distribution	11.7	22.5	(10.8)
Eliminations/Other	(38.9)	(36.3)	(2.6)
Consolidated	$127.1	$133.5	$(6.4)

Operating Income-Water Systems
Water Systems operating income in the second quarter and first six months of 2024 was $62.3 million and $109.5 million, respectively, increases of $11.5 million and $9.7 million, respectively, as compared to the prior-year periods. The increases were primarily due to cost management and a favorable product and geographic sales mix shift. The second quarter operating income margin was 19.7 percent, an increase of 390 basis points from 15.8 percent in the second quarter of 2023. The first six months of 2024 operating income margin was 18.2 percent, an increase of 230 basis points from 15.9 percent in the first six months of 2023. Operating income margin increased primarily due to cost management and a favorable product and geographic sales mix shift.

Operating Income-Fueling Systems
Fueling Systems operating income in the second quarter and first six months of 2024 was $26.0 million and $44.8 million, respectively, decreases of $0.7 million and $2.7 million, respectively, as compared to the prior-year periods. The decreases were primarily due to lower sales. The second quarter operating income margin was 35.6 percent, an increase of 240 basis points from 33.2 percent in the second quarter of 2023. The first six months of 2024 operating income margin was 33.1 percent, an increase of 210 basis points from 31.0 percent in the first six months of 2023. Operating income margin increased primarily due to price realization and cost management.

Operating Income-Distribution
Distribution operating income in the second quarter and first six months of 2024 was $9.8 million and $11.7 million, respectively, decreases of $8.0 million and $10.8 million, respectively, as compared to the prior-year periods. The second quarter operating income margin was 5.1 percent, a decrease of 410 basis points from 9.2 percent in the second quarter of 2023. The first six months of 2024 operating income margin was 3.5 percent, a decrease of 320 basis points from 6.7 percent in the first six months of 2023. Operating income and operating income margin decreased primarily due to the negative impact on sales from wet weather across much of the United States, decreases in pricing of commodity-based products sold through the business and increased SG&A costs.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in the second quarter and first six months of 2024 compared to the prior-year periods of 2023 was an unfavorable $2.9 million and $1.4 million, respectively. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses increased $1.7 million and $1.2 million, respectively, compared to the prior-year periods, primarily due to higher compensation and professional fees.

Interest Expense
Interest expense was $2.0 million and $3.4 million in the second quarter and first six months of 2024, respectively, and $4.2 million and $7.3 million in the second quarter and first six months of 2023, respectively. The decreases in the second quarter and first six months of 2024 were primarily driven by lower debt.

Other Income, Net
Other income, net was $0.2 million and $0.9 million in the second quarter and first six months of 2024, respectively, and $1.2 million and $1.6 million in the second quarter and first six months of 2023, respectively. The decreases were primarily due to lower interest income.

Foreign Exchange
Foreign currency-based transactions produced an expense of $0.4 million and $5.3 million in the second quarter and first six months of 2024, respectively, and an expense of $3.6 million and $5.6 million in the second quarter and first six months of 2023, respectively. The expense in 2024 was primarily due to transaction losses associated with the Argentine Peso and Turkish Lira relative to the U.S. dollar. The expense in 2023 was primarily due to transaction losses associated with the Turkish Lira, Argentine and Mexican Peso relative to the U.S. dollar. The Company reports the results of its subsidiaries in Argentina and Turkey using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent.

Income Taxes
The provision for income taxes in the second quarter and first six months of 2024 was $17.6 million and $26.8 million, respectively, and $14.2 million and $24.4 million in the second quarter and first six months of 2023, respectively. The effective tax rate for the second quarter and first six months of 2024 was 22.9 percent and 22.5 percent, respectively, and 19.1 percent and 20.0 percent in the second quarter and the first six months of 2023, respectively. The increase in the effective tax rates for the second quarter and first six months of 2024 compared to the comparable periods in the prior year was a result of less favorable discrete events in 2024, primarily related to excess tax benefits from share-based compensation, in addition to an increase in the rate on foreign earnings with the implementation of European Union’s Pillar Two Directive.

Net Income
Net income in the second quarter and first six months of 2024 was $59.3 million and $92.4 million, respectively, and $60.2 million and $97.7 million in the second quarter and first six months of 2023, respectively. Net income attributable to Franklin Electric Co., Inc. in the second quarter and first six months of 2024 was $59.1 million and $92.1 million, respectively, or $1.26 and $1.97 per diluted share. Net income attributable to Franklin Electric Co., Inc. in the second quarter and first six months of 2023 was $59.6 million and $96.9 million, respectively, or $1.27 and $2.06 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at June 30, 2024 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of June 30, 2024, the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 13, 2026. As of June 30, 2024, the Company had $305.5 million borrowing capacity under its credit agreement as $3.5 million in letters of commercial and standby letters of credit were outstanding and undrawn and $41.0 million in revolver borrowings were drawn and outstanding, which were primarily used for funding working capital requirements.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"). On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $200.0 million. As of June 30, 2024, the remaining borrowing capacity on the New York Life Agreement was $175.0 million. The Company also maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates. On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $150.0 million. The maturity dates of both agreements were extended from July 30, 2024 to May 15, 2027.

The Company also has other long-term debt borrowings outstanding as of June 30, 2024. See Note 10 - Debt included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for additional information regarding these obligations and future maturities as well as Note 10 - Debt of this current quarterly report for changes to these agreements since December 31, 2023.

At June 30, 2024, the Company had $53.0 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate the majority of these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first six months of 2024 and 2023.

(in millions)	2024	2023
Net cash flows from operating activities	$35.0	$43.0
Net cash flows from investing activities	(20.2)	(26.9)
Net cash flows from financing activities	(38.7)	(5.4)
Impact of exchange rates on cash and cash equivalents	(3.0)	(3.3)
Change in cash and cash equivalents	$(26.9)	$7.4

Cash Flows from Operating Activities
2024 vs. 2023
Net cash provided by operating activities was $35.0 million for the six months ended June 30, 2024 compared to $43.0 million provided by operating activities for the six months ended June 30, 2023. The change in operating cash flow was primarily due to lower earnings, partially offset by continued actions to improve working capital.

Cash Flows from Investing Activities
2024 vs. 2023
Net cash used in investing activities was $20.2 million for the six months ended June 30, 2024 compared to $26.9 million used in investing activities for the six months ended June 30, 2023. The change in investing cash flow was primarily attributable to decreased acquisition activity in the first six months of 2024.

Cash Flows from Financing Activities
2024 vs. 2023
Net cash used in financing activities was $38.7 million for the six months ended June 30, 2024 compared to $5.4 million used in financing activities for the six months ended June 30, 2023. The change in financing cash flow was primarily due to increased share repurchase activity and higher dividends in 2024 compared to 2023, partially offset by lower proceeds from option exercises and lower net borrowings under the Company's credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the second quarter ended June 30, 2024. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. In February 2023, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The authorization was in addition to the 215,872 shares that remained available for repurchase as of February 16, 2023. The Company repurchased 378,985 shares for approximately $37.0 million under the plan during the second quarter of 2024. The maximum number of shares that may still be purchased under this plan as of June 30, 2024 is 459,566.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
April 1 - April 30	51,682	$99.74	51,682	786,869
May 1 - May 31	140,340	$98.50	140,340	646,529
June 1 - June 30	186,963	$96.61	186,963	459,566
Total	378,985	$97.74	378,985	459,566

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2020)
10.1	Offer Letter to Joseph Ruzynski dated April 26, 2024 (filed herewith)*
10.2	Employment Security Agreement between the Company and Joseph Ruzynski (filed herewith)*
10.3	Confidentiality and Non-Compete Agreement between the Company and Joseph Ruzynski (filed herewith)*
10.4	Franklin Electric Co., Inc. Executive Severance Policy, as amended and restated effective July 1, 2024 (filed herewith)*
10.5
First Amendment to Amended and Restated Note Purchase and Private Shelf Agreement, dated May 15, 2024, by and among Franklin Electric Co., Inc., Franklin Electric B.V., NYL Investors LLC , and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 16, 2024)

10.6
First Amendment to Fourth Amended and Restated Note Purchase and Private Shelf Agreement, dated May 15, 2024, by and among Franklin Electric Co., Inc., Franklin Electric B.V., Prudential Insurance Company, and the purchasers named therein (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on May 16, 2024)

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
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the second quarters and six months ended June 30, 2024 and 2023 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the second quarter and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: July 26, 2024	By	/s/ Joseph A. Ruzynski
Joseph A. Ruzynski , Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2024	By	/s/ Jeffery L. Taylor
Jeffery L. Taylor, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)