Form 10-Q
period 2024-09-30
FRANKLIN ELECTRIC CO INC
filed 2024-10-31
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	October 25, 2024
$0.10	45,687,354 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net sales	$531,438	$538,431	$1,535,596	$1,592,163
Cost of sales	341,775	352,178	982,556	1,055,164
Gross profit	189,663	186,253	553,040	536,999
Selling, general, and administrative expenses	115,998	107,687	352,290	324,651
Restructuring expense	139	462	139	735
Operating income	73,526	78,104	200,611	211,613
Interest expense	(1,556)	(2,984)	(4,980)	(10,309)
Other (expense) income, net	(181)	277	709	1,865
Foreign exchange income (expense), net	88	(2,483)	(5,228)	(8,098)
Income before income taxes	71,877	72,914	191,112	195,071
Income tax expense	16,983	14,746	43,795	39,167
Net income	$54,894	$58,168	$147,317	$155,904
Less: Net income attributable to noncontrolling interests	(298)	(370)	(663)	(1,181)
Net income attributable to Franklin Electric Co., Inc.	$54,596	$57,798	$146,654	$154,723
Earnings per share:
Basic	$1.19	$1.25	$3.18	$3.34
Diluted	$1.17	$1.23	$3.14	$3.29

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net income	$54,894	$58,168	$147,317	$155,904
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	8,706	(10,851)	(8,808)	138
Employee benefit plan activity	553	513	1,706	1,623
Other comprehensive income/(loss)	9,259	(10,338)	(7,102)	1,761
Income tax expense related to items of other comprehensive income/(loss)	(137)	(128)	(423)	(405)
Other comprehensive income/(loss), net of tax	9,122	(10,466)	(7,525)	1,356
Comprehensive income	64,016	47,702	139,792	157,260
Less: Comprehensive income attributable to noncontrolling interests	(383)	(294)	(692)	(1,141)
Comprehensive income attributable to Franklin Electric Co., Inc.	$63,633	$47,408	$139,100	$156,119

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$106,273	$84,963
Receivables, less allowances of $3,871 and $3,594, respectively	272,003	222,418
Inventories:
Raw material	173,354	176,706
Work-in-process	28,894	26,880
Finished goods	322,399	305,110
Total inventories	524,647	508,696
Other current assets	39,560	37,718
Total current assets	942,483	853,795

Property, plant, and equipment, at cost:
Land and buildings	165,359	167,028
Machinery and equipment	322,113	316,227
Furniture and fixtures	59,211	56,997
Other	64,900	59,747
Property, plant, and equipment, gross	611,583	599,999
Less: Allowance for depreciation	(385,511)	(370,260)
Property, plant, and equipment, net	226,072	229,739
Lease right-of-use assets, net	62,694	57,014
Deferred income taxes	9,558	8,758
Intangible assets, net	217,253	230,027
Goodwill	341,092	342,404
Other assets	8,091	6,385
Total assets	$1,807,243	$1,728,122

	September 30, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$173,935	$152,419
Accrued expenses and other current liabilities	115,795	100,249
Current lease liability	17,963	17,316
Income taxes	9,070	4,700
Current maturities of long-term debt and short-term borrowings	76,402	12,355
Total current liabilities	393,165	287,039
Long-term debt	11,581	88,056
Long-term lease liability	43,484	38,549
Income taxes payable non-current	—	4,837
Deferred income taxes	31,128	29,461
Employee benefit plans	30,781	35,973
Other long-term liabilities	23,219	33,914

Commitments and contingencies (see Note 15)

Redeemable noncontrolling interest	1,179	1,145

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (45,687 and 46,067, respectively)	4,569	4,607
Additional paid-in capital	360,092	344,717
Retained earnings	1,133,650	1,078,512
Accumulated other comprehensive loss	(228,668)	(221,114)
Total shareholders' equity	1,269,643	1,206,722
Noncontrolling interest	3,063	2,426
Total equity	1,272,706	1,209,148
Total liabilities and equity	$1,807,243	$1,728,122

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023

Cash flows from operating activities:
Net income	$147,317	$155,904
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	41,825	39,582
Non-cash lease expense	15,223	12,664
Share-based compensation	10,127	8,449
Deferred income taxes	350	2,305
(Gain)/loss on disposals of plant and equipment	(400)	491
Foreign exchange expense	5,228	8,098
Changes in assets and liabilities, net of acquisitions:
Receivables	(51,440)	(20,427)
Inventory	(18,760)	2,537
Accounts payable and accrued expenses	17,218	4,376
Operating leases	(15,700)	(12,847)
Income taxes	1,718	(2,667)
Income taxes-U.S. Tax Cuts and Jobs Act	(3,870)	(2,902)
Employee benefit plans	(315)	603
Other, net	2,565	2,463
Net cash flows from operating activities	151,086	198,629
Cash flows from investing activities:
Additions to property, plant, and equipment	(28,897)	(30,155)
Proceeds from sale of property, plant, and equipment	704	—
Cash paid for acquisitions, net of cash acquired	(1,151)	(6,641)
Other, net	37	26
Net cash flows from investing activities	(29,307)	(36,770)
Cash flows from financing activities:
Proceeds from issuance of debt	267,539	381,789
Repayments of debt	(280,016)	(469,442)
Proceeds from issuance of common stock	5,269	9,010
Purchases of common stock	(56,989)	(29,888)
Dividends paid	(35,442)	(31,315)
Deferred payments for acquisitions	(348)	(448)
Net cash flows from financing activities	(99,987)	(140,294)
Effect of exchange rate changes on cash and cash equivalents	(482)	(4,848)
Net change in cash and cash equivalents	21,310	16,717
Cash and cash equivalents at beginning of period	84,963	45,790
Cash and cash equivalents at end of period	$106,273	$62,507

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$931	$519
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$23,137	$5,685
Payable to sellers of acquired entities	$1,300	$382
Non-cash investment to acquire property in lieu of cash payment for products provided	$—	$419
Accrued dividends payable to noncontrolling interest	$—	$821
Payable for share repurchases	$—	$890
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2024, and for the third quarters and nine months ended September 30, 2024 and September 30, 2023 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the third quarter and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. The Company will adopt this ASU in 2025 and does not anticipate the adoption to have material impact on the Company's financial disclosures.

3. ACQUISITIONS
2023
During the fourth quarter ended December 31, 2023, the Company acquired substantially all of the assets of Aqua Systems of Fort Myers, a water treatment systems distributor. In another separate transaction, the Company acquired substantially all of the assets of Action Manufacturing and Supply, Inc., a water treatment equipment provider located in southwest Florida. The Company also acquired, in a separate transaction, substantially all of the assets of LCA Pump, LLC, which operates Water Works Pump, a Missouri based professional groundwater distributor. The combined purchase price for the acquisitions in the fourth quarter of 2023, was $36.0 million, including contingent consideration with an estimated fair value of $4.3 million, after purchase price adjustments based on the level of working capital acquired. In the first quarter of 2024, the Company recorded a measurement period adjustment of $1.3 million to increase the acquisition-date fair value of the contingent consideration transferred. The measurement period adjustment resulted in an increase to acquired identifiable intangible assets of $2.3 million and a reduction to acquired goodwill of $1.0 million. The measurement period adjustments did not have a significant impact on the Company’s results of operations. The fair value of the assets acquired and liabilities assumed for the above acquisitions is preliminary as of September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5.9	$5.9	$—	$—
Share swap transaction	2.2	2.2	—	—
Total assets	$8.1	$8.1	$—	$—

Liabilities:
Contingent payments related to acquisition	4.8	—	—	4.8
Total liabilities	$4.8	$—	$—	$4.8

(In millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10.9	$10.9	$—	$—
Share swap transaction	1.1	1.1	—	—
Total assets	$12.0	$12.0	$—	$—

Liabilities:
Contingent payments related to acquisition	$3.0	$—	$—	$3.0
Total liabilities	$3.0	$—	$—	$3.0

The Company’s Level 1 cash equivalents assets are generally comprised of foreign bank guaranteed certificates of deposit and short term deposits. The share swap transaction asset is recorded within the "Receivables" line of the condensed consolidated balance sheets and is further described in Note 5 - Financial Instruments.

The Company's Level 3 category includes contingent consideration related to acquisitions, which valuation inputs are unobservable and significant to the fair value measurement. Projections and estimated probabilities are used to estimate future contingent earn-out payments, which are discounted back to present value to compute contingent earn-out liabilities. The following table provides a roll-forward of the contingent consideration liability, which is included in "Other long-term liabilities" as of December 31, 2023 and "Accrued expenses and other current liabilities" as of September 30, 2024 in the condensed consolidated balance sheets:

	Third Quarter Ended	Nine Months Ended
(In millions)	September 30, 2024	September 30, 2024
Fair value at beginning of period	$4.6	$3.0
Adjustments to prior year acquisition	—	1.3
Change in fair value recognized in earnings	0.2	0.5
Payments	—	—
Fair value at end of period	$4.8	$4.8

Total debt, including current maturities, have carrying amounts of $88.0 million and $100.5 million and estimated fair values of $86.9 million and $98.6 million as of September 30, 2024 and December 31, 2023, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

5. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of September 30, 2024 and December 31, 2023, the swap had a notional value based on 240,000 shares. For the third quarter and nine months ended September 30, 2024, changes in the fair value of the swap resulted in gains of $1.7 million, and $0.9 million, respectively. For the third quarter and nine months ended September 30, 2023, changes in the fair value of the swap resulted in a loss of $3.6 million and a gain of $1.1 million, respectively. Gains and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. As of September 30, 2024, the Company had a notional amount of $31.4 million in forward currency contracts outstanding and the related fair value of those contracts was not material. As of December 31, 2023, the Company had no foreign currency contracts outstanding. For the third quarter and nine months ended September 30, 2024, changes in the fair value of the forward currency contracts resulted in losses of $0.6 million and $0.9 million, respectively. For the third quarter and nine months ended September 30, 2023, changes in the fair value of the forward currency contracts resulted in gains of $0.0 million and $1.6 million, respectively. These gains and losses are recorded in the Company's condensed consolidated statements of income within the "Foreign exchange income (expense), net" line.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets, excluding goodwill, are as follows:

(In millions)	September 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	$264.3	$(126.6)	$263.7	$(115.5)
Patents	7.3	(7.3)	7.3	(7.3)
Technology	7.5	(7.5)	7.5	(7.5)
Trade names	44.2	(7.7)	44.1	(5.8)
Other	3.2	(2.6)	3.4	(2.8)
Total	$326.5	$(151.7)	$326.0	$(138.9)
Non-amortizing intangibles:
Trade names	42.5	—	42.9	—
Total intangibles	$369.0	$(151.7)	$368.9	$(138.9)

Amortization expense related to intangible assets for the third quarters ended September 30, 2024 and September 30, 2023 was $4.7 million and $4.2 million, respectively, and for the nine months ended September 30, 2024 and September 30, 2023 was $14.2 million and $12.7 million, respectively.

The change in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2024 is as follows:

(In millions)
	Water Systems	Fueling Systems	Distribution	Consolidated
Balance as of December 31, 2023	$221.4	$70.4	$50.6	$342.4
Adjustments to prior year acquisitions	(0.9)	—	(0.1)	(1.0)
Foreign currency translation	(0.4)	0.1	—	(0.3)
Balance as of September 30, 2024	$220.1	$70.5	$50.5	$341.1

7. EMPLOYEE BENEFIT PLANS
The following table sets forth the aggregated net periodic benefit cost for all pension plans for the third quarters and nine months ended September 30, 2024 and September 30, 2023:

(In millions)	Pension Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Service cost	$0.2	$0.2	$0.5	$0.5
Interest cost	1.6	1.7	4.7	5.0
Expected return on assets	(1.9)	(1.8)	(5.7)	(5.4)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	0.5	0.5	1.7	1.6
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.4	$0.6	$1.2	$1.7

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the third quarters and nine months ended September 30, 2024 and September 30, 2023:

(In millions)	Other Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.2	0.2
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	—	—	—	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.1	$0.1	$0.2	$0.2

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	September 30, 2024	December 31, 2023
Salaries, wages, and commissions	$47.0	$45.9
Product warranty costs	9.3	9.3
Insurance	2.4	2.5
Employee benefits	18.3	13.8
Other	38.8	28.7
Total	$115.8	$100.2

9. INCOME TAXES
The Company’s effective tax rate for the nine-month period ended September 30, 2024 was 22.9 percent as compared to 20.1 percent for the nine-month period ended September 30, 2023. The effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to state taxes and foreign earnings taxed at rates higher than the U.S. statutory rate partially offset by the recognition of the U.S. foreign-derived intangible income (FDII) provisions and certain discrete events including excess tax benefits from share-based compensation. For the third quarter of 2024, the effective tax rate was 23.6 percent compared to 20.2 percent for the third quarter of 2023.

The increase in the effective tax rate for the third quarter and first nine months of 2024 compared to the comparable periods in the prior year was a result of less favorable discrete events in 2024, primarily related to excess tax benefits from share-based compensation, in addition to an increase in the rate on foreign earnings with the implementation of the European Union’s Pillar Two Directive.

10. DEBT
Debt consisted of the following:

(In millions)	September 30, 2024	December 31, 2023
New York Life Agreement	$75.0	$75.0
Credit Agreement	—	11.0
Tax increment financing debt	12.8	14.1
Foreign subsidiary debt	0.3	0.5
Less: unamortized debt issuance costs	(0.1)	(0.1)
	$88.0	$100.5
Less: current maturities	(76.4)	(12.4)
Long-term debt	$11.6	$88.1

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

Credit Agreement
As of September 30, 2024, the Company had no outstanding borrowings, $4.6 million in letters of credit outstanding, and $345.4 million of available capacity under its credit agreement. As of December 31, 2023, the Company had $11.0 million outstanding borrowings with a weighted-average interest rate of 6.3 percent, $3.6 million in letters of credit outstanding, and $335.4 million of available capacity under its credit agreement.

The Company also has overdraft lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $17.6 million. As of September 30, 2024, there were no outstanding borrowings and $17.6 million of available capacity under these lines of credit. As of December 31, 2023, there were $17.9 million overdraft lines of credit with no outstanding borrowings and $17.9 million of available capacity under these lines of credit.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$54.6	$57.8	$146.7	$154.7
Less: Earnings allocated to participating securities	0.2	0.2	0.5	0.5
Net income available to common shareholders	$54.4	$57.6	$146.2	$154.2
Denominator:
Basic weighted average common shares outstanding	45.7	46.2	45.9	46.2
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.6	0.7	0.6	0.7
Diluted weighted average common shares outstanding	46.3	46.9	46.5	46.9
Basic earnings per share	$1.19	$1.25	$3.18	$3.34
Diluted earnings per share	$1.17	$1.23	$3.14	$3.29

There were 0.1 million stock options outstanding for the third quarters and nine months ended September 30, 2024 and September 30, 2023, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

12. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the third quarters and nine months ended September 30, 2024 and September 30, 2023:

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of July 1, 2024	$4,575	$356,016	$1,099,285	$(237,705)	$2,725	$1,224,896	$1,134
Net income	—	—	54,596	—	252	54,848	46
Dividends on common stock ($0.250/share)	—	—	(11,462)	—	—	(11,462)	—
Common stock issued	2	965	—	—	—	967	—
Common stock repurchased	(9)	—	(8,769)	—	—	(8,778)	—
Share-based compensation	1	3,111	—	—	—	3,112	—
Currency translation adjustment	—	—	—	8,621	86	8,707	(1)
Pension and other post retirement plans, net of taxes	—	—	—	416	—	416	—
Balance as of September 30, 2024	$4,569	$360,092	$1,133,650	$(228,668)	$3,063	$1,272,706	$1,179

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of July 1, 2023	$4,626	$340,812	$1,020,883	$(219,662)	$2,842	$1,149,501	$901
Net income	—	—	57,798	—	234	58,032	136
Dividends on common stock ($0.225/share)	—	—	(10,443)	—	—	(10,443)	—
Common stock repurchased	(6)	—	(5,231)	—	—	(5,237)	—
Share-based compensation	1	2,038	—	—	—	2,039	—
Dividend to noncontrolling interest					(821)	(821)	—
Currency translation adjustment	—	—	—	(10,775)	(74)	(10,849)	(2)
Pension and other post retirement plans, net of taxes	—	—	—	385	—	385	—
Balance as of September 30, 2023	$4,621	$342,850	$1,063,007	$(230,052)	$2,181	$1,182,607	$1,035

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2023	$4,607	$344,717	$1,078,512	$(221,114)	$2,426	$1,209,148	$1,145
Net Income	—	—	146,654	—	607	147,261	56
Dividends on common stock ($0.750/share)	—	—	(34,586)	—	—	(34,586)	—
Common stock issued	9	5,260	—	—	—	5,269	—
Common stock repurchased	(59)	—	(56,930)	—	—	(56,989)	—
Share-based compensation	12	10,115	—	—	—	10,127	—
Dividend to noncontrolling interest	—	—	—	—	—	—	(21)
Currency translation adjustment	—	—	—	(8,837)	30	(8,807)	(1)
Pension and other post retirement plans, net of taxes	—	—	—	1,283	—	1,283	—
Balance as of September 30, 2024	$4,569	$360,092	$1,133,650	$(228,668)	$3,063	$1,272,706	$1,179

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2022	$4,619	$325,426	$969,261	$(231,448)	$2,276	$1,070,134	$620
Net Income	—	—	154,723	—	764	155,487	417
Dividends on common stock ($0.675/share)	—	—	(31,315)	—	—	(31,315)	—
Common stock issued	22	8,988	—	—	—	9,010	—
Common stock repurchased	(33)	—	(29,662)	—	—	(29,695)	—
Share-based compensation	13	8,436	—	—	—	8,449	—
Dividend to noncontrolling interest					(821)	(821)
Currency translation adjustment	—	—	—	178	(38)	140	(2)
Pension and other post retirement plans, net of taxes	—	—	—	1,218	—	1,218	—
Balance as of September 30, 2023	$4,621	$342,850	$1,063,007	$(230,052)	$2,181	$1,182,607	$1,035

13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the nine months ended September 30, 2024 and September 30, 2023, are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
For the nine months ended September 30, 2024:
Balance as of December 31, 2023	$(179.3)	$(41.8)	$(221.1)

Other comprehensive income/(loss) before reclassifications	(8.8)	—	(8.8)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.3	1.3
Net other comprehensive income/(loss)	(8.8)	1.3	(7.5)

Balance as of September 30, 2024	$(188.1)	$(40.5)	$(228.6)

For the nine months ended September 30, 2023:
Balance as of December 31, 2022	$(191.3)	$(40.1)	$(231.4)

Other comprehensive income/(loss) before reclassifications	0.2	—	0.2
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.2	1.2
Net other comprehensive income/(loss)	0.2	1.2	1.4

Balance as of September 30, 2023	$(191.1)	$(38.9)	$(230.0)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details) and is included in the "Other (expense) income, net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.4 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

Financial information by reportable business segment is included in the following summary:

	Third Quarter Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	Net sales
Water Systems
External sales
United States & Canada	$152.3	$157.7	$448.0	$494.0
Latin America	43.5	45.5	126.6	127.8
Europe, Middle East & Africa	53.4	48.7	161.7	153.7
Asia Pacific	21.7	19.6	66.1	60.6
Intersegment sales
United States & Canada	31.3	24.3	102.0	88.0
Total sales	302.2	295.8	904.4	924.1
Distribution
External sales
United States & Canada	190.8	189.2	528.3	525.3
Intersegment sales	—	—	—	—
Total sales	190.8	189.2	528.3	525.3
Fueling Systems
External sales
United States & Canada	55.1	58.5	160.2	172.8
All other	14.6	19.2	44.7	58.0
Intersegment sales	—	—	—	—
Total sales	69.7	77.7	204.9	230.8

Intersegment Eliminations/Other	(31.3)	(24.3)	(102.0)	(88.0)
Consolidated	$531.4	$538.4	$1,535.6	$1,592.2

	Third Quarter Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	Operating income/(loss)
Water Systems	$52.8	$52.7	$162.3	$152.5
Distribution	12.2	10.7	23.8	33.2
Fueling Systems	24.1	25.8	68.9	73.3
Intersegment Eliminations/Other	(15.6)	(11.1)	(54.4)	(47.4)
Consolidated	$73.5	$78.1	$200.6	$211.6

	September 30, 2024	December 31, 2023
	Total assets
Water Systems	$1,052.1	$1,044.4
Distribution	398.0	365.6
Fueling Systems	255.6	256.4
Other	101.5	61.7
Consolidated	$1,807.2	$1,728.1

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

At September 30, 2024, the Company had $12.1 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production and finished goods.

At September 30, 2024, the Company has a contingent consideration liability with an estimated fair value of $4.8 million that could result in a payment of up to $5.0 million if a future profitability milestone is achieved.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the nine months ended September 30, 2024, are as follows:

(In millions)
Balance as of December 31, 2023	$9.3
Accruals related to product warranties	10.0
Reductions for payments made	(10.0)
Balance as of September 30, 2024	$9.3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2024 vs. 2023

OVERVIEW
Net sales in the third quarter and first nine months of 2024 decreased 1 percent and 4 percent, respectively, from the prior-year periods. The sales decreases in the third quarter and first nine months of 2024 were primarily due to lower volumes and the negative impact of foreign currency translation, partially offset by price realization and the incremental sales impact from recent acquisitions. The Company's consolidated gross profit was $189.7 million and $553.0 million, respectively, for the third quarter and first nine months of 2024, increases of $3.4 million and $16.0 million, respectively, from the prior-year periods. Diluted earnings per share was $1.17 and $3.14, respectively, for the third quarter and first nine months of 2024, decreases of $0.06 and $0.15, respectively, from the prior-year periods.

RESULTS OF OPERATIONS

Net Sales
Net sales in the third quarter and first nine months of 2024 were $531.4 million and $1.5 billion, respectively, and decreased 1 percent and 4 percent as compared to the prior-year periods. Sales were negatively impacted by changes in foreign exchange rates, principally due to the strengthening of the U.S. Dollar relative to the Argentine Peso and Turkish Lira. However, the Company increases prices in the local currency to offset the impact of currency devaluation in the Argentina and Turkey hyperinflationary economies. As a result, the net negative impact of foreign currency exchange rates on net sales was 1 percent in the third quarter and first nine months of 2024 compared to the same periods in the prior year.

	Net Sales
(In millions)	Q3 2024	Q3 2023	2024 v 2023
Water Systems	$302.2	$295.8	$6.4
Fueling Systems	69.7	77.7	(8.0)
Distribution	190.8	189.2	1.6
Eliminations/Other	(31.3)	(24.3)	(7.0)
Consolidated	$531.4	$538.4	$(7.0)

	Net Sales
(In millions)	YTD September 30, 2024	YTD September 30, 2023	2024 v 2023
Water Systems	$904.4	$924.1	$(19.7)
Fueling Systems	204.9	230.8	(25.9)
Distribution	528.3	525.3	3.0
Eliminations/Other	(102.0)	(88.0)	(14.0)
Consolidated	$1,535.6	$1,592.2	$(56.6)

Net Sales-Water Systems
Water Systems net sales increased 2 percent in the third quarter but decreased 2 percent in the first nine months of 2024, as compared to the prior-year periods. The sales growth in the third quarter was primarily due to higher volumes and price realization. The sales decline in the first nine months of 2024 was primarily due to lower volumes, which decreased due to weaker end market demand for large dewatering equipment. Sales decreased 2 percent in the third quarter and 1 percent in the first nine months of 2024 due to the negative impact from foreign exchange rates, as compared to prior-year periods. The incremental sales impact from a recent acquisition favorably impacted sales 2 percent in the third quarter and first nine months of 2024.

Water Systems net sales in the U.S. and Canada increased 1 percent in the third quarter but decreased 5 percent in the first nine months of 2024, as compared to the prior-year periods. In the third quarter of 2024, sales of groundwater pumping equipment increased 13 percent, sales of water treatment products increased 9 percent, and the sales of all other surface pumping equipment increased 5 percent compared to 2023. Partially offsetting the increase, sales of large dewatering equipment decreased 31 percent compared to 2023. In the first nine months of 2024, sales of large dewatering equipment decreased 43 percent, sales of water treatment products increased 12 percent, sales of all other surface pumping equipment increased 5 percent and sales of groundwater pumping equipment increased 3 percent compared to 2023.

Water Systems net sales in markets outside the U.S. and Canada increased 4 percent in both the third quarter and the first nine months of 2024, as compared to the prior-year periods. Sales decreased 4 percent in the third quarter and 3 percent in the first nine months of 2024 due to the negative impact from foreign exchange rates, as compared to prior-year periods. In both the third quarter and first nine months of 2024, excluding the impact of foreign currency translation, sales increased in all three major regions: EMEA, Latin America and Asia Pacific.

Net Sales-Fueling Systems
Fueling Systems net sales decreased 10 percent in the third quarter and 11 percent in the first nine months of 2024, as compared to the prior-year periods. These sales declines were primarily due to lower volumes.

Fueling Systems net sales in the U.S. and Canada decreased 4 percent in the third quarter and 6 percent in the first nine months of 2024, as compared to the prior-year periods. Outside the U.S. and Canada, Fueling Systems net sales decreased 22 percent in both the third quarter and first nine months of 2024, as compared to the prior-year periods. The decreases were across all product lines.

Net Sales - Distribution
Distribution net sales increased 1 percent in both the third quarter and first nine months of 2024, as compared to the prior-year periods. The Distribution segment sales increased due to the incremental sales impact from a recent acquisition which favorably impacted net sales by 2 percent in the third quarter and first nine months of 2024, partially offset by the negative impact of commodity pricing declines and unfavorable weather.

Gross Profit and Expenses Ratios

	Three Months Ended September 30,
(In Millions)	2024	% of Net Sales	2023	% of Net Sales
Gross Profit	$189.7	35.7%	$186.3	34.6%
Selling, General and Administrative Expense	116.0	21.8%	107.7	20.0%

	Nine Months Ended September 30,
(In Millions)	2024	% of Net Sales	2023	% of Net Sales
Gross Profit	$553.0	36.0%	$537.0	33.7%
Selling, General and Administrative Expense	352.3	22.9%	324.7	20.4%

Gross Profit
The gross profit margin ratio was 35.7 percent and 36.0 percent in the third quarter and first nine months of 2024, respectively, and 34.6 percent and 33.7 percent in the third quarter and first nine months of 2023, respectively. The gross profit margin was favorably impacted in the third quarter and first nine months of 2024 by cost management, including lower freight costs in Water Systems and Fueling Systems, and a favorable product and geographic sales mix shift.

Selling, General, and Administrative ("SG&A")
SG&A expenses were $116.0 million in the third quarter and $352.3 million in the first nine months of 2024 compared to $107.7 million in the third quarter and $324.7 million in the first nine months of 2023. SG&A expenses increased in the third quarter and first nine months of 2024 primarily due to higher employee compensation costs, including incremental expenses associated with the Company’s CEO transition, and the incremental expense impact of recent acquisitions. The SG&A expenses ratio was 21.8 percent and 22.9 percent in the third quarter and first nine months of 2024, respectively, and 20.0 percent and 20.4 percent in the third quarter and first nine months of 2023, respectively.

Restructuring Expenses
Restructuring expenses were $0.1 million in the third quarter and first nine months of 2024, respectively, and $0.5 million and $0.7 million in the third quarter and first nine months of 2023, respectively. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities, branch closings and consolidations.

Operating Income
Operating income decreased 6 percent and 5 percent in the third quarter and first nine months of 2024, as compared to the prior-year periods.

	Operating income (loss)
(In millions)	Q3 2024	Q3 2023	2024 v 2023
Water Systems	$52.8	$52.7	$0.1
Fueling Systems	24.1	25.8	(1.7)
Distribution	12.2	10.7	1.5
Eliminations/Other	(15.6)	(11.1)	(4.5)
Consolidated	$73.5	$78.1	$(4.6)

	Operating income (loss)
(In millions)	YTD September 30, 2024	YTD September 30, 2023	2024 v 2023
Water Systems	$162.3	$152.5	$9.8
Fueling Systems	68.9	73.3	(4.4)
Distribution	23.8	33.2	(9.4)
Eliminations/Other	(54.4)	(47.4)	(7.0)
Consolidated	$200.6	$211.6	$(11.0)

Operating Income-Water Systems
Water Systems operating income in the third quarter and first nine months of 2024 was $52.8 million and $162.3 million, respectively, increases of $0.1 million and $9.8 million, respectively, as compared to the prior-year periods. The increases were primarily due to price realization, cost management and a favorable product and geographic sales mix shift. The third quarter operating income margin was 17.5 percent, a decrease of 30 basis points from 17.8 percent in the third quarter of 2023. The first nine months of 2024 operating income margin was 17.9 percent, an increase of 140 basis points from 16.5 percent in the first nine months of 2023. Operating income margin increased in the first nine months of 2024 primarily due to cost management and a favorable product and geographic sales mix shift.

Operating Income-Fueling Systems
Fueling Systems operating income in the third quarter and first nine months of 2024 was $24.1 million and $68.9 million, respectively, decreases of $1.7 million and $4.4 million, respectively, as compared to the prior-year periods. The decreases were primarily due to lower sales. The third quarter operating income margin was 34.6 percent, an increase of 140 basis points from 33.2 percent in the third quarter of 2023. The first nine months of 2024 operating income margin was 33.6 percent, an increase of 180 basis points from 31.8 percent in the first nine months of 2023. Operating income margin increased primarily due to price realization and cost management.

Operating Income-Distribution
Distribution operating income in the third quarter and first nine months of 2024 was $12.2 million and $23.8 million, respectively, an increase of $1.5 million and a decrease of $9.4 million, respectively, as compared to the prior-year periods. The third quarter operating income margin was 6.4 percent, an increase of 70 basis points from 5.7 percent in the third quarter of 2023. The first nine months of 2024 operating income margin was 4.5 percent, a decrease of 180 basis points from 6.3 percent in the first nine months of 2023. Operating income and operating income margin increased in the third quarter of 2024 primarily due to the incremental impact from a recent acquisition. Operating income and operating income margin decreased in the first nine months of 2024 primarily due to the negative impact on sales from wet weather across much of the United States, decreases in pricing of commodity-based products sold through the business and increased SG&A costs.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in the third quarter and first nine months of 2024 compared to the prior-year periods of 2023 was an unfavorable $0.7 million and $2.2 million, respectively. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses increased $3.8 million and $4.8 million, respectively, compared to the prior-year periods. The increase was primarily driven by to higher employee compensation costs, including incremental expenses associated with the Company’s CEO transition.

Interest Expense
Interest expense was $1.6 million and $5.0 million in the third quarter and first nine months of 2024, respectively, and $3.0 million and $10.3 million in the third quarter and first nine months of 2023, respectively. The decreases in the third quarter and first nine months of 2024 was primarily driven by lower debt.

Other (Expense) Income, Net
Other (expense) income, net was an expense of $0.2 million and income of $0.7 million in the third quarter and first nine months of 2024, respectively, and was income of $0.3 million and $1.9 million in the third quarter and first nine months of 2023, respectively.

Foreign Exchange
Foreign currency-based transactions produced a gain of $0.1 million and an expense $5.2 million in the third quarter and first nine months of 2024, respectively, and an expense of $2.5 million and $8.1 million in the third quarter and first nine months of 2023, respectively. The results in the first nine months of 2024 and the third quarter and first nine months of 2023 are primarily due to transaction losses associated with the Turkish Lira and Argentine Peso relative to the U.S. dollar. The Company reports the results of its subsidiaries in Argentina and Turkey using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent.

Income Taxes
The provision for income taxes in the third quarter and first nine months of 2024 was $17.0 million and $43.8 million, respectively, and $14.7 million and $39.2 million in the third quarter and first nine months of 2023, respectively. The effective tax rate for the third quarter and first nine months of 2024 was 23.6 percent and 22.9 percent, respectively, and 20.2 percent and 20.1 percent in the third quarter and first nine months of 2023, respectively. The increase in the effective tax rates for the third quarter and first nine months of 2024 compared to the comparable periods in the prior year was a result of less favorable discrete events in 2024, primarily related to excess tax benefits from share-based compensation, in addition to an increase in the rate on foreign earnings with the implementation of the European Union’s Pillar Two Directive in 2024.

Net Income
Net income in the third quarter and first nine months of 2024 was $54.9 million and $147.3 million, respectively, and $58.2 million and $155.9 million in the third quarter and first nine months of 2023, respectively. Net income attributable to Franklin Electric Co., Inc. in the third quarter and first nine months of 2024 was $54.6 million and $146.7 million, respectively, or $1.17 and $3.14 per diluted share. Net income attributable to Franklin Electric Co., Inc. in the third quarter and first nine months of 2023 was $57.8 million and $154.7 million, respectively, or $1.23 and $3.29 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at September 30, 2024 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of September 30, 2024, the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 13, 2026. As of September 30, 2024, the Company had $345.4 million borrowing capacity under its credit agreement as $4.6 million in letters of commercial and standby letters of credit were outstanding and undrawn and no revolver borrowings were drawn or outstanding.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"). On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $200.0 million. As of September 30, 2024, the remaining borrowing capacity on the New York Life Agreement was $175.0 million. The Company also maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates. On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $150.0 million. The maturity dates of both agreements were extended from July 30, 2024 to May 15, 2027.

The Company also has other long-term debt borrowings outstanding as of September 30, 2024. See Note 10 - Debt included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for additional information regarding these obligations and future maturities as well as Note 10 - Debt of this current quarterly report for changes to these agreements since December 31, 2023.

At September 30, 2024, the Company had $68.6 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate the majority of these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first nine months of 2024 and 2023.

(in millions)	2024	2023
Net cash flows from operating activities	$151.1	$198.6
Net cash flows from investing activities	(29.3)	(36.8)
Net cash flows from financing activities	(100.0)	(140.3)
Impact of exchange rates on cash and cash equivalents	(0.5)	(4.8)
Change in cash and cash equivalents	$21.3	$16.7

Cash Flows from Operating Activities
2024 vs. 2023
Net cash provided by operating activities was $151.1 million for the nine months ended September 30, 2024 compared to $198.6 million provided by operating activities for the nine months ended September 30, 2023. The change in operating cash flow was primarily attributable to changes in working capital and lower earnings.

Cash Flows from Investing Activities
2024 vs. 2023
Net cash used in investing activities was $29.3 million for the nine months ended September 30, 2024 compared to $36.8 million used in investing activities for the nine months ended September 30, 2023. The change in investing cash flow was primarily attributable to decreased acquisition activity in the first nine months of 2024.

Cash Flows from Financing Activities
2024 vs. 2023
Net cash used in financing activities was $100.0 million for the nine months ended September 30, 2024 compared to $140.3 million used in financing activities for the nine months ended September 30, 2023. The change in financing cash flow was primarily due to lower net repayments under the Company's credit facility in 2024 compared to 2023, partially offset by lower proceeds from option exercises, increased share repurchase activity and higher dividends.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the third quarter ended September 30, 2024. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. In February 2023, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The authorization was in addition to the 215,872 shares that remained available for repurchase as of February 16, 2023. The Company repurchased 91,973 shares for approximately $8.7 million under the plan during the third quarter of 2024. The maximum number of shares that may still be purchased under this plan as of September 30, 2024 is 367,593. In October 2024, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. After giving effect to the October 2024 approval, the maximum number of shares that may still be purchased under this plan as of October 31, 2024 is 1,367,593.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
July 1 - July 31	91,973	$94.71	91,973	367,593
August 1 - August 31	—	$—	—	367,593
September 1 - September 30	—	$—	—	367,593
Total	91,973	$94.71	91,973	367,593

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2020)
10.1	Offer Letter to Joseph Ruzynski dated April 26, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on July 26, 2024)
10.2	Employment Security Agreement between the Company and Joseph Ruzynski (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on July 26, 2024)
10.3	Confidentiality and Non-Compete Agreement between the Company and Joseph Ruzynski (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on July 26, 2024)
10.4	Franklin Electric Co., Inc. Executive Severance Policy, as amended and restated effective July 1, 2024 (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed on July 26, 2024)
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
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the third quarters and nine months ended September 30, 2024 and 2023 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the third quarter and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: October 29, 2024	By	/s/ Joseph A. Ruzynski
Joseph A. Ruzynski , Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2024	By	/s/ Jeffery L. Taylor
Jeffery L. Taylor, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)