Form 10-K
period 2024-12-31
FRANKLIN ELECTRIC CO INC
filed 2025-02-21
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2024 (the last business day of the registrant’s most recently completed second quarter) was $4,386,004,855. The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant’s 401(k) Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 5, 2025:
45,717,687 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025 (Part III).

FRANKLIN ELECTRIC CO., INC.

PART I

ITEM 1. BUSINESS

Description of the Business
Franklin Electric Co., Inc. (“Franklin Electric” or the “Company”) is an Indiana corporation founded in 1944 and incorporated in 1946. Named after America’s pioneer electrical engineer, Benjamin Franklin, Franklin Electric manufactured the first water-lubricated submersible motor for water systems and the first submersible motor for fueling systems. With 2024 revenue of approximately $2.0 billion, the Company designs, manufactures and distributes water and fuel pumping systems, composed primarily of submersible motors, pumps, electronic controls, water treatment systems, and related parts and equipment.

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

Franklin Electric’s Key Factors for Success
While maintaining a culture of safety and lean principles, Franklin Electric strives to deliver quality, availability, service, innovation, and cost in every encounter the Company has with stakeholders, including direct or indirect customers, employees, shareholders, and suppliers. These key factors for success are a roadmap for the Company's growth as a global provider of water and energy systems, through geographic expansion and product line extensions, leveraging its global platform and competency in system design, all while consistently offering the best value to its customer.

Markets and Applications
The Company’s business consists of three reportable segments based on the principal end market served: Water Systems, Energy Systems, and Distribution. The Company changed the name of the Fueling Systems segment to Energy Systems to reflect its diverse portfolio and growth strategy, as well as to better reflect the markets and customers served by the segment. The Company does not allocate corporate expenses or intersegment eliminations to a reportable segment. Segment and geographic information appears in Note 15 - Segment and Geographic Information to the consolidated financial statements.

The market for the Company’s products is highly competitive and includes diversified accounts by size and type. The Company’s Water Systems and Energy Systems products and related equipment are sold to specialty distributors and some original equipment manufacturers (“OEMs”), as well as industrial and petroleum equipment distributors and major oil and utility companies. The Company’s Distribution segment sells products primarily to water well contractors.

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

Water Systems motors, pumps and controls are used principally for pumping clean water and wastewater in a variety of residential, agricultural, municipal and industrial applications. Water Systems also manufactures electronic drives and controls for the motors which control functionality and provide protection from various hazards, such as electrical surges, over-heating and dry wells or dry tanks. In the three years ended December 31, 2024, the Company only completed one significant acquisition in the segment when it acquired substantially all of the assets of Action Manufacturing & Supply, Inc. in 2023 expanding its portfolio in water treatment systems. In February 2025, the Company acquired PumpEng Pty Ltd. ("PumpEng"), a manufacturer of submersible pumps for the mining sector headquartered in Australia. Also in February 2025, the Company signed a definitive agreement to acquire Barnes de Colombia S.A. ("Barnes"), a leading manufacturer and distributor of industrial and commercial pumps based in Colombia.

Water Systems products are sold in highly competitive markets. Water Systems contributed about 60 percent of the Company’s total revenue in 2024. Significant portions of segment revenue come from selling groundwater and surface pumps, motors, and controls for residential and commercial buildings, as well as agricultural sales which are more seasonal and subject to commodity price changes. The Water Systems segment generates approximately 25 to 30 percent of its revenue in developing markets, which often lack municipal water systems. As those countries install water systems and further develop with an expanding middle class or improving quality of living, the Company views those markets as an opportunity. The Company has had 6 to 9 percent compounded annual sales growth in developing regions in recent years. Water Systems competes in each of its targeted markets based on product design, quality, performance, availability and price. The Company’s principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc. and Xylem, Inc.

2024 Water Systems research and development expenditures were primarily related to the following activities:
•Development of new integrated pressure boosting systems for residential and commercial applications
•Electronic variable frequency drives and controls for Pump and HVAC applications, including enhancements to include tethering and IOT capability for our drives and making our key platforms easier to utilize by our customers
•Development of expanded offering of standard electric skid pump package designs including the "SmartPrime" variable frequency drive skid packages and updated stackable units for rental and municipal dewatering markets
•Development of new HVAC condensate product offerings including new externally mounted mini-condensate pump
•Greywater pumping equipment, including the expansion of our electrical submersible pump lines with addition of range, materials, and control packages for the global market
•Submersible pumps for commercial, municipal, and agricultural applications including the development of global standardization of updated cast iron submersible turbine hydraulics, and upgrading the performance of line shaft turbine product offering
•Water treatment products focused on component performance improvements

Energy Systems Segment
Energy Systems is a global leader in the production and marketing of fuel pumping systems, fuel containment systems and monitoring and control systems. The Energy Systems segment designs, manufactures and sells pumps, motors, pipe, sumps, fittings, vapor recovery components, electronic controls, monitoring devices and related parts and equipment primarily for use in energy system applications.

Energy Systems offers a complete array of components between the tank and the dispenser, including submersible pumps, motors, station hardware, piping, sumps, vapor recovery, corrosion control systems and electronic controls and monitoring. The Energy Systems segment growth has been sustained by a commitment to protecting human health and the environment while delivering the lowest total cost of ownership. Energy Systems takes steps to ensure its products are installed and maintained properly through robust global certification tools for their third-party contractors. The segment serves other energy markets such as power reliability systems and includes intelligent electronic devices that are designed for online monitoring for the power utility, hydroelectric, rail, and telecommunication and data center infrastructure.

Energy Systems products are sold in highly competitive markets. The Company believes there is growth opportunity in developing markets. Energy Systems competes in each of its targeted markets based on product design, quality, performance, availability and price. The Company’s principal competitors in the petroleum equipment industry are Vontier Corporation and Dover Corporation.

2024 Energy Systems research and development expenditures were primarily related to the following activities:
•Developed new overfill protection valve for the Indian market with a more robust valve design
•Developed Distribution Transformer Monitoring antenna, which allows for improved wireless monitoring transmission
•Developed new fiberglass tank sump and cover to withstand increased weight and side compression
•Developed Remote Integration Panel to allow remote control and power cycling of breakers at fueling stations
•Developed Trip Signature Monitor for continuous monitoring of substation circuit breakers
•Developed EV-Controls NexPhase 800 & 2000A, an upgraded electric vehicle charger switchgear

Distribution Segment
The Distribution segment is operated as a collection of wholly owned leading groundwater distributors known as the Headwater Companies. Headwater Companies deliver quality products and leading brands to the industry, providing contractors with the products and services they demand to meet their application challenges. The Distribution segment operates within the U.S. professional groundwater market. In 2023, the Distribution segment acquired substantially all of the assets of LCA Pump, LLC, which operated Water Works Pump, a professional groundwater distributor operating in the Midwest.

Information Regarding All Reportable Segments
Research and Development
The Company incurred research and development expenses as follows:

(In millions)	2024	2023	2022
Research and development expenses	$21.5	$17.7	$16.7

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

Major Customers
No single customer accounted for over 10 percent of net sales in 2024, 2023, or 2022. No single customer accounted for over 10 percent of gross accounts receivable in 2024 and 2023.

Backlog
The dollar amount of backlog by segment was as follows:

(In millions)	February 5, 2025	February 7, 2024
Water Systems	$98.4	$120.2
Energy Systems	21.5	16.9
Distribution	20.8	23.5
Consolidated	$140.7	$160.6

The backlog is composed of written orders for products for which prices are typically established at the time the order is placed, primarily standard catalog items. All backlog orders are expected to be filled in 2025. The Company’s sales in the first quarter are generally less than its sales in other quarters due to less water well drilling and overall product sales during the winter months in the Northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

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

Human Capital Resources
As of December 31, 2024, the Company had approximately 6,300 employees. The Company is committed to providing safe work environments for its employees, prioritizing wellness, health and safety best practices and requiring ethical compliance with established policies. Further information regarding its human capital details and initiatives can be found in the 2024 Franklin Electric Sustainability Report available for download on the Company's website.

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

Demand for Energy Systems products is impacted by environmental legislation which may cause significant fluctuations in costs and revenues. Environmental legislation related to air quality and fuel containment may create demand for certain Energy Systems products which must be supplied in a relatively short time frame to meet the governmental mandate. During periods of increased demand, the Company’s revenues and profitability could increase significantly, although the Company can also be at risk of not having capacity to meet demand or cost overruns due to inefficiencies during ramp up to the higher production levels. After the Company’s customers have met the compliance requirements, the Company’s revenues and profitability may decrease significantly as the demand for certain products declines substantially. The risk of not reducing production costs in relation to the decreased demand and reduced revenues could have a material adverse impact on gross margins and the Company’s results of operations.

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

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. A significant number of countries have enacted portions, or all, of the OECD proposal with effective dates in 2024 and 2025 for different aspects of the directive, with many additional countries expected to implement similar legislation with varying effective dates in the future. In 2024, Pillar Two did not have a material impact on the Company’s income tax liability, provision for income taxes, or effective tax rate, nor does the Company expect a material impact in the future.

Risks Related to the Business
The Company is exposed to political, economic and other risks that arise from operating a multinational business. The Company has significant operations outside the United States, including Europe, South Africa, Brazil, Mexico, India, China, Turkey, Canada and Argentina. Further, the Company obtains raw materials and finished goods from foreign suppliers.  Accordingly, the Company’s business is subject to political, economic, and other risks that are inherent in operating a multinational business. These risks include, but are not limited to, the following:
•Difficulty in enforcing agreements and collecting receivables through foreign legal systems
•Trade protection measures and import or export licensing requirements
•Inability to obtain raw materials and finished goods in a timely manner from foreign suppliers
•Imposition of tariffs, exchange controls or other restrictions (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries)
•Difficulty in staffing and managing widespread operations and the application of foreign labor regulations
•Compliance with foreign laws and regulations
•Changes in general economic and political conditions in countries where the Company operates
Additionally, the Company’s operations outside the United States could be negatively impacted by changes in treaties, agreements, policies, and laws implemented by the United States. If the Company does not anticipate and effectively manage these risks, these factors may have a material adverse impact on its international operations or on the business as a whole.

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

In the second quarter of 2022, the Company concluded that Turkey represents a highly inflationary economy as its three-year cumulative inflation rate exceeded 100 percent. As a result, the Company started remeasuring the financial statements for the Company’s Turkish operations in accordance with the highly inflationary accounting rules in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 830 "Foreign Currency Matters" as of the beginning of the second quarter of 2022. As a result, all gains and losses resulting from the remeasurement of the financial results of operations and other transactional foreign exchange gains and losses are reflected in earnings, which have resulted in volatility within the Company’s earnings, rather than as a component of the Company’s comprehensive income within shareholders’ equity. The Company also remeasures its financial statements for its Argentina operations in accordance with the highly inflationary accounting rules. Turkey and Argentina becoming highly inflationary economies has had an adverse effect on the Company’s consolidated results of operations and further inflation may have additional adverse effects on the Company's consolidated financial position, results of operations, or cash flows in future periods.

The Company’s acquisition strategy entails expense, integration risks, and other risks that could affect the Company’s earnings and financial condition. One of the Company’s continuing strategies is to increase revenues and expand market share through acquisitions that will provide complementary Water and Energy Systems products, add to the Company’s global reach, or both. The Company spends significant time and effort expanding existing businesses through identifying, pursuing, completing, and integrating acquisitions, which generate expense whether or not the acquisitions are actually completed. Competition for acquisition candidates may limit the number of opportunities and may result in higher acquisition prices. There is uncertainty related to successfully acquiring, integrating and profitably managing additional businesses without substantial costs, delays or other problems. There can also be no assurance that acquired companies will achieve revenues, profitability or cash flows that justify the investment. Failure to manage or mitigate these risks could adversely affect the Company’s results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

Risk Management and Strategy
The Company’s data protection and privacy program is designed to help it assess, identify, manage, and mitigate risks relating to cybersecurity threats and incidents. The Company designs its cybersecurity standards, policies, processes and controls to operate in an integrated manner, leveraging applicable industry standards and security frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework and Center for Internet Security, Inc (CIS) Controls, as guides in supporting its ability to perform such functions.

The Company manages its data protection and privacy program, fostering collaboration with partners across business units and functional areas to identify and assess material cybersecurity threats, evaluate their severity, and explore ways to mitigate and manage such risks. Third parties are engaged to assess the Company’s cybersecurity posture and adherence to the NIST Cybersecurity Framework and CIS Controls, and the Company evaluates cybersecurity risks as part of its annual risk assessment process. Cybersecurity risk mitigation strategies and initiatives are developed based on these assessments.

As part of the Company’s data protection and privacy program, it maintains a cyber risk management program that seeks to address key risk management concepts, including mission and vision, escalation path for risk mitigation, risk assessments, and risk treatment. The Company does so by conducting a variety of planning and preparedness activities, including employing monitoring tools to identify suspicious or anomalous activity, vulnerabilities, or signs of compromise across its networks, systems, and data. The Company utilizes data from attack surface management tools to produce a prioritized set of vulnerabilities for remediation. A key area for the program is employee cybersecurity education. The Company’s employees play a key role in cybersecurity and participate in mandatory cybersecurity training, phishing attack simulations, educational events, and receive news bulletins. The Company’s data protection and privacy program is designed to adhere to and adapt to global privacy and data protection laws.

The Company has established policies, processes, and controls that are designed to monitor, detect, investigate, respond to, and escalate management of cybersecurity threats and incidents. If the Company experiences a cybersecurity incident, the Company activates an incident response plan, which includes processes to enable it to triage, assess severity of, escalate, contain, investigate, and remediate the incident, as well as to comply with applicable legal obligations and mitigate brand and reputational harm. Based on initial investigation into such incident’s impact to the Company, the actor(s) involved, and other factors, the Company assigns a severity level to an incident, which dictates the escalation path for a given incident. Incidents rising to higher levels of severity and potential materiality are escalated to designated members of the Company’s senior management for further assessment, response, and remediation. Additionally, the Company has established a Cyber Crisis Management Team, responsible for addressing and responding to the most severe cyber incidents. If warranted, senior management notifies the Audit Committee and/or the full Board of Directors, as appropriate. Throughout this process, the Company continues to investigate the incident and, as its understanding of the incident evolves, updates its severity assessment, as necessary.

Governance
The Company’s cybersecurity program and approach is overseen by its Board of Directors, in coordination with the Audit Committee, and Senior Leadership, along with its Vice President, Information Technology. The Vice President, Information Technology reports to the Chief Administration Officer and has more than 25 years of IT experience with over 10 years of cybersecurity and international business experience. The Board of Directors receives annual reports from Senior Leadership on the Company’s cybersecurity risks. In addition, Senior Leadership updates the Board of Directors, as necessary, regarding any significant cybersecurity incidents. The Board of Directors and Senior Leadership review the strategy, tools, metrics and latest trends affecting cybersecurity utilizing the NIST Cybersecurity Framework and CIS Controls as the foundation for its cybersecurity strategy and approach.

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

Location / Segment	Purpose	Own/Lease
Santa Catarina, Brazil / Water & Energy	Manufacturing/Distribution/Sales	Own
Sao Paulo, Brazil / Water & Energy	Manufacturing/Distribution/Sales	Own
Jiangsu Province, China / Water & Energy	Manufacturing	Own
Brno, Czech Republic / Water	Manufacturing	Own
Vicenza, Italy / Water	Manufacturing	Own
Nuevo Leon, Mexico / Water & Energy	Manufacturing	Own
Edenvale, South Africa / Water	Manufacturing	Own
Izmir, Turkey / Water & Energy	Manufacturing/Distribution/Sales/R&D	Own
Indiana, United States / Water	Manufacturing/Distribution/Sales	Lease
Montana, United States / Distribution	Distribution	Own
North Carolina, United States / Distribution	Distribution	Own
Oklahoma, United States / Water	Manufacturing	Own
Oregon, United States / Water	Manufacturing/Distribution/Sales/R&D	Lease
Wisconsin, United States / Energy	Manufacturing/Distribution/Sales/R&D	Own

The Company also owns and leases other smaller facilities which serve as manufacturing locations and distribution warehouses. The Company does not consider these facilities to be principal to the business or operations. In the Company’s opinion, its facilities are suitable for their intended use, adequate for the Company’s business needs, all currently utilized and in good condition.

ITEM 3. LEGAL PROCEEDINGS

The Company is defending various claims and legal actions which have arisen in the ordinary course of business. For a description of the Company's material legal proceedings, refer to Note 7 - Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which is incorporated into this Item 3 by reference. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, other claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of December 31, 2024, are as follows:

Name	Age	Position Held	Period Holding Position
Gregg C. Sengstack	66	Chairperson of the Board	2015 - present
		Chief Executive Officer	2015 - 2024
Joseph A. Ruzynski	49	Chief Executive Officer	2024-present
		President of Enclosures, nVent Electric plc	2018-2024
Jeffery L. Taylor	58	Vice President, Chief Financial Officer	2021 - present
		Chief Financial Officer, Blue Bird Corporation	2020 - 2021
		Senior Vice President and Chief Financial Officer, Wabash National Corporation	2014 - 2020
Brent L. Spikes	53	Vice President, Global Manufacturing	2022 - present
		Vice President, Global Water Engineering	2020 - 2022
		Vice President, Manufacturing & Manufacturing Engineering	2019 - 2020
DeLancey W. Davis	59	Vice President and President, Headwater Companies	2017 - present
Greg M. Levine	51	Vice President and President, Global Water	2023 - present
		President and CEO, Motion Control and Drives, Nidec Corporation	2020-2023
		President, Motion Control, Nidec Corporation	2016-2020
Jay J. Walsh	55	Vice President and President, Energy Systems	2019 - present
Jonathan M. Grandon	49	Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	2016 - present

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The number of shareholders of record as of February 5, 2025 was 554. The Company’s stock is traded on the NASDAQ Global Select Market under the symbol FELE. Broadridge Corporate Issuer Solutions, Inc. 1155 Long Island Avenue, Edgewood, New York, 11717 serves as the registrar, record keeper and stock transfer agent.

Dividends paid per common share as quoted by the NASDAQ Global Select Market for 2024 and 2023 were as follows:

Dividends per Share
	2024	2023
1st Quarter	$.250	$.225
2nd Quarter	$.250	$.225
3rd Quarter	$.250	$.225
4th Quarter	$.250	$.225
The Company has increased dividend payments on an annual basis for 32 consecutive years. The payment of dividends in the future will be determined by the Board of Directors and will depend on business conditions, earnings, and other factors.
Issuer Purchases of Equity Securities
In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. In February 2023, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The authorization was in addition to the 215,872 shares that remained available for repurchase as of February 16, 2023. In October 2024, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The Company did not repurchase any shares under this plan during the fourth quarter of 2024. The maximum number of shares that may still be purchased under this plan as of December 31, 2024 is 1,367,593.
Stock Performance Graph
The following graph compares the Company’s cumulative total shareholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Guggenheim S&P Global Water Index and the Russell 2000 Index.

Hypothetical $100 invested on December 31, 2019 (fiscal year-end 2019) in Franklin Electric common stock (FELE), Guggenheim S&P Global Water Index, and Russell 2000 Index, assuming reinvestment of dividends:

	YE 2019	2020	2021	2022	2023	2024
FELE	$100	$121	$165	$141	$151	$156
Guggenheim S&P Global Water	100	114	147	115	133	136
Russell 2000	100	118	135	107	125	140

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of the year-over-year comparison of changes in the Company's financial condition and results of operation as of and for the fiscal years ended December 31, 2023 and December 31, 2022 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

2024 vs. 2023

OVERVIEW
Net sales in 2024 decreased 2 percent compared to the prior year. The sales decrease in 2024 was primarily due to lower volumes and the negative impact of foreign currency translation, partially offset by the incremental sales impact from recent acquisitions. The Company's consolidated gross profit was $717.3 million for 2024, an increase of $20.3 million from the prior year. Diluted earnings per share was $3.86 for 2024, a decrease of $0.25 or 6 percent from the prior year.

RESULTS OF OPERATIONS

Net Sales
Net sales in 2024 were $2.0 billion and decreased 2 percent compared to the prior year. Sales were negatively impacted by changes in foreign exchange rates, principally due to the strengthening of the U.S. Dollar relative to the Argentine Peso, Turkish Lira and Brazilian Real. However, the Company increases prices in the local currency to offset the impact of currency devaluation in the Argentina and Turkey highly inflationary economies. As a result, the net negative impact of foreign currency exchange rates on net sales was 1 percent in 2024.

	Net Sales
(In millions)	2024	2023	2024 v 2023
Water Systems	$1,184.0	$1,203.7	$(19.7)
Energy Systems	273.7	296.5	(22.8)
Distribution	685.5	673.3	12.2
Eliminations	(121.9)	(108.4)	(13.5)
Consolidated	$2,021.3	$2,065.1	$(43.8)

Net Sales-Water Systems
Water Systems net sales decreased 2 percent in 2024, as compared to the prior year. This sales decline was primarily due to lower volumes, which decreased due to weaker end market demand for large dewatering equipment. Additionally, net sales decreased 2 percent in 2024 due to the negative impact from foreign exchange rates, as compared to prior year while the incremental sales impact from recent acquisitions favorably impacted sales 1 percent in 2024.

Water Systems net sales in the U.S. and Canada decreased 5 percent in 2024, as compared to the prior year. In 2024, sales of large dewatering equipment decreased 41 percent, sales of water treatment products increased 11 percent, sales of groundwater pumping equipment increased 4 percent and sales of all other surface pumping equipment increased 5 percent compared to 2023.

Water Systems net sales in markets outside the U.S. and Canada increased 4 percent in 2024, as compared to the prior year. Sales decreased 4 percent in 2024 due to the negative impact from foreign exchange rates, as compared to prior year. In 2024 excluding the impact of foreign currency translation, sales increased in all three major regions: EMEA, Latin America and Asia Pacific.

Net Sales-Energy Systems
Energy Systems net sales decreased 8 percent in 2024, as compared to the prior year. This sales decline was primarily due to lower volumes.

Energy Systems net sales in the U.S. and Canada decreased 3 percent in 2024, as compared to the prior year. Outside the U.S. and Canada, Energy Systems sales decreased 18 percent in 2024, as compared to the prior year. The decreases were across all product lines.

Net Sales-Distribution
Distribution net sales increased 2 percent in 2024, as compared to the prior year. The Distribution segment sales increase was primarily due to the incremental sales impact from a recent acquisition, which favorably impacted net sales by 3 percent, partially offset by the negative impact of commodity pricing declines and unfavorable weather.

Gross Profit and Expense Ratios

	Fiscal Year
(In Millions)	2024	% of Net Sales	2023	% of Net Sales
Gross Profit	$717.3	35.5%	$697.0	33.8%
Selling, General and Administrative Expense	470.1	23.3%	433.5	21.0%

Gross Profit
The gross profit margin ratio was 35.5 percent and 33.8 percent in 2024 and 2023, respectively. The gross profit margin was favorably impacted in 2024 by cost management, including lower freight costs in Water Systems and Energy Systems, and a favorable product and geographic sales mix shift.

Selling, General and Administrative (“SG&A”)
SG&A expenses were $470.1 million in 2024 compared to $433.5 million in 2023. SG&A expenses increased in 2024 primarily due to higher employee compensation costs, including incremental expenses associated with the Company's CEO transition, and the incremental expense impact of recent acquisitions. The SG&A expenses ratio was 23.3 percent and 21.0 percent in 2024 and 2023, respectively.

Restructuring Expenses
Restructuring expenses were $3.5 million and $1.1 million in 2024 and 2023, respectively. Restructuring actions in 2024 were primarily related to headcount reductions and facility closures to optimize the Company's cost structure. Restructuring expenses in 2023 were primarily from continued miscellaneous manufacturing realignment activities, branch closings and consolidations.

Operating Income
Operating income decreased 7 percent in 2024, as compared to the prior year.

	Operating income (loss)
(In millions)	2024	2023	2024 v 2023
Water Systems	$197.9	$196.6	$1.3
Energy Systems	93.6	92.7	0.9
Distribution	24.3	34.3	(10.0)
Corporate Expenses and Eliminations	(72.2)	(61.2)	(11.0)
Consolidated	$243.6	$262.4	$(18.8)

Operating Income-Water Systems
Water Systems operating income in 2024 was $197.9 million, an increase of $1.3 million as compared to the prior year. The 2024 operating income margin was 16.7 percent, an increase of 40 basis points from 16.3 percent in 2023. Operating income and operating margin increased in 2024 primarily due to price realization, cost management and a favorable product and geographic sales mix shift.

Operating Income-Energy Systems
Energy Systems operating income in 2024 was $93.6 million, an increase of $0.9 million as compared to the prior year. The 2024 operating income margin was 34.2 percent, an increase of 290 basis points from 31.3 percent in 2023. Operating income and operating margin increased primarily due to a favorable geographic mix of sales, price realization and cost management.

Operating Income-Distribution
Distribution operating income in 2024 was $24.3 million, a decrease of $10.0 million as compared to the prior-year period. The 2024 operating income margin was 3.5 percent, a decrease of 160 basis points from 5.1 percent in 2023. Operating income and operating income margin decreased in 2024 primarily due to the negative impact on sales from wet weather across much of the United States, decreases in pricing of commodity-based products sold through the business and increased SG&A costs.

Operating Income-Corporate Expenses and Eliminations
Operating income-corporate expenses and eliminations is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in 2024 compared to 2023 was an unfavorable $2.7 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses increased $8.3 million, compared to the prior year. The increase was primarily driven by to higher employee compensation costs, including incremental expenses associated with the Company’s CEO transition.

Interest Expense
Interest expense was $6.3 million in 2024 and $11.8 million in 2023, respectively. The decrease in 2024 was primarily driven by lower average borrowings in 2024.

Other Income or Expense
Other income (expense), net was a benefit of $1.3 million in 2024 and $3.7 million in 2023. The benefit in 2024 was lower than 2023 due to lower interest income realized in Argentina as excess cash balances and interest rates have declined in 2024 compared to 2023.

Foreign Exchange
Foreign currency-based transactions produced an expense of $6.8 million in 2024 and $12.1 million in 2023, respectively. The expense in 2024 and 2023 was primarily due to transaction losses associated with the Turkish Lira and Argentine Peso relative to the U.S. dollar. The Company reports the results of its subsidiaries in Argentina and Turkey using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent.

Income Taxes
The provision for income taxes in 2024 and 2023 were $50.2 million and $47.5 million, respectively. The effective tax rate for 2024 was about 22 percent and included a favorable benefit from discrete events of 1 percent. The effective tax rate for 2023 was about 20 percent and included a favorable benefit from discrete events of 1 percent. The effective tax rate differs from the U.S. statutory rate of 21 percent, primarily due to U.S. states taxes, foreign earnings taxed at rates higher than the U.S. statutory rate, and nondeductible officer’s compensation, partially offset by the recognition of the U.S. foreign-derived intangible income (FDII) provisions, certain incentives, and discrete events.

Net Income
Net income for 2024 was $181.6 million compared to 2023 net income of $194.7 million. Net income attributable to Franklin Electric Co., Inc. for 2024 was $180.3 million, or $3.86 per diluted share, compared to 2023 net income attributable to Franklin Electric Co., Inc. of $193.3 million, or $4.11 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at December 31, 2024 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

As of December 31, 2024, the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 13, 2026. As of December 31, 2024, the Company had $304.1 million borrowing capacity under the Credit Agreement as $4.5 million in letters of commercial and standby letters of credit were outstanding and undrawn and $41.4 million in revolver borrowings were drawn or outstanding.

In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"). On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $200.0 million. As of December 31, 2024, the remaining borrowing capacity on the New York Life Agreement was $175.0 million. The Company also maintains an uncommitted and unsecured note purchase and private shelf agreement with PGIM, Inc. and its affiliates (the "Prudential Agreement"). On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $150.0 million. The maturity dates of both agreements were extended from July 30, 2024 to May 15, 2027.

At December 31, 2024, the Company had $47.1 million of cash and cash equivalents held in foreign jurisdictions, which the Company intends to use to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.

Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents:

(in millions)	2024	2023
Cash flows from operating activities	$261.4	$315.7
Cash flows from investing activities	$(45.6)	$(74.3)
Cash flows from financing activities	$(74.1)	$(192.2)
Impact of exchange rates on cash and cash equivalents	$(6.1)	$(10.0)
Change in cash and cash equivalents	$135.6	$39.2

Cash Flows from Operating Activities
2024 vs 2023
Net cash provided by operating activities was $261.4 million for 2024 compared to $315.7 million for 2023. The change in operating cash flow was primarily attributable to changes in working capital and lower earnings. In 2023, the Company's cash flow benefited from actions it took to improve working capital including inventory reductions as its supply chain resiliency and lead times improved significantly compared to 2022.

Cash Flows from Investing Activities
2024 vs. 2023
Net cash used in investing activities was $45.6 million in 2024 compared to $74.3 million in 2023. The change in investing cash flow was primarily attributable to decreased acquisition activity in 2024.

In February 2025, the Company acquired 100 percent of the ownership interests of PumpEng for a purchase price of AUD 24.0 million (approximately $15 million), subject to working capital and net debt closing adjustments. Also in February 2025, the Company signed a definitive agreement to acquire Barnes for an enterprise value of $110.0 million, subject to working capital and net debt closing adjustments. The acquisition is subject to customary closing conditions, including Colombian antitrust clearance, and is expected to close on or about March 1, 2025.

Cash Flows from Financing Activities
2024 vs. 2023
Net cash used by financing activities was $74.1 million in 2024 compared to $192.2 million in 2023. The change in financing cash flow was primarily due to net borrowings under the Company's credit facility in 2024 compared to net repayments in 2023, partially offset by lower proceeds from option exercises, increased share repurchase activity and higher dividends.

AGGREGATE CONTRACTUAL OBLIGATIONS
The majority of the Company’s contractual obligations to third parties relate to debt obligations. In addition, the Company has certain contractual obligations for future lease payments and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)					More than
	Total	2025	2026-2027	2028-2029	5 years
Debt	$129.5	$117.8	$3.0	$2.9	$5.8
Debt interest	9.4	7.5	1.0	0.5	0.4
Operating leases	73.5	22.7	30.2	13.9	6.7
Purchase obligations	12.6	12.6	—	—	—
Income Taxes-U.S. Tax Cuts and Jobs Act transition tax	$4.8	$4.8	$—	$—	$—
	$229.8	$165.4	$34.2	$17.3	$12.9

Interest payments on debt obligations are calculated for future periods using interest rates in effect at the end of 2024. Certain of these projected interest payments may differ in the future based on interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2024.

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in estimated future payments of approximately $7.3 million in 2025. In addition, due to the timing of funding in future periods being uncertain and dependent on future movements in interest rates, investment returns, changes in laws and regulations and other variables, the table above excludes the non-current liability of $24.1 million for cash outflows related to the Company's pension plans.

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

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no material changes to estimates or methodologies used to develop those estimates in 2024. The Company’s critical accounting estimates are identified below:

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

Business Combinations and Valuation of Acquired Intangible Assets
The Company follows the guidance under FASB ASC Topic 805, Business Combinations. The acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company utilizes management estimates and may use an independent third-party valuation firm to assist in determining the fair values of assets acquired, including intangible assets, and liabilities assumed. The identifiable intangible assets acquired typically include customer relationships and trade names. Identifiable intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The fair value of customer relationships is measured using the multi-period excess earnings method ("MPEEM"). The fair value of trade names is measured using a relief-from-royalty ("RFR") approach, which assumes the value of the trade name is the discounted amount of cash flows that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future sales projections for both the RFR and MPEEM are based on internal revenue forecasts which the Company believes represents reasonable market participant assumptions. The future cash flows are discounted using an applicable discount rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The key uncertainties in the RFR and MPEEM calculations, as applicable, are the selection of an appropriate royalty rate, assumptions used in developing estimates of future cash flows, including revenue growth and expense forecasts, assumed customer attrition rates, as well as the perceived risk associated with those forecasts in determining the discount rate and risk premium. There is inherent uncertainty in forecasted future cash flows and therefore, actual results may differ and could result in subsequent impairment charges of acquired intangible assets and/or goodwill.

Indefinite-Lived Intangible Asset and Goodwill Impairment Evaluation
According to FASB ASC Topic 350, Intangibles - Goodwill and Other, goodwill and other intangible assets with indefinite lives must be tested for impairment at least annually or more frequently as warranted by triggering events that indicate potential impairment. The Company has the option to assess goodwill and other indefinite-lived intangible assets for impairment by initially performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is not more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, then a quantitative impairment test is not required to be performed. If the Company determines that it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, or if it does not elect the option to perform an initial qualitative assessment, it performs a quantitative impairment test.

The Company uses a variety of methodologies in conducting impairment assessments including qualitative reviews as well as quantitative reviews using the income and market approaches.

The market value approach compares the reporting units’ current and projected financial results to entities of similar size and industry to determine the market value of the reporting unit. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends, as well as the effects of demand and competition. The Company is required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units or indefinite-lived intangible assets are below their associated carrying values.

During the fourth quarter of 2024, the Company completed its annual impairment tests of goodwill and indefinite-lived trade names. The Company determined it was not more likely than not that the fair values of its reporting units were lower than their carrying values. The Company also determined the fair value of all other indefinite-lived intangible assets were in excess of their respective carrying values. Significant judgment is required to determine if an indication of impairment has taken place. Factors to be considered include the following: adverse changes in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable declines in market data such as market capitalization. A 10 percent decrease in the estimated fair value of any of the indefinite-lived trade names would not have changed this determination. The sensitivity analysis required the use of numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in an impairment determination.

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

Pension and Employee Benefit Obligations
The Company consults with its actuaries to assist with the calculation of discount rates used in its pension and post retirement plans. The discount rates used to determine domestic pension and post-retirement plan liabilities are calculated using a full yield curve approach. Market conditions have caused the weighted-average discount rate to move from 4.90 percent last year to 5.48 percent this year for the domestic pension plans and from 4.88 percent last year to 5.47 percent this year for the postretirement health and life insurance plan. A change in the discount rate selected by the Company of 25 basis points would result in a change of about $0.1 million to employee benefit expense and a change of about $2.4 million of liability.

The Company consults with actuaries and investment advisors in making its determination of the expected long-term rate of return on plan assets. Using input from these consultations such as long-term investment sector expected returns, the correlations and standard deviations thereof, and the plan asset allocation, the Company will use an expected long-term rate of return on plan assets of 5.75 percent in measuring net periodic cost for 2025. Market conditions have caused the expected long-term rate or return to decrease from 6.20 percent as used in measuring net periodic cost for 2024. A change in the long-term rate of return selected by the Company of 25 basis points would result in a change of about $0.3 million of employee benefit expense.

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

Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is mitigated through several means including maintenance of local production facilities in the markets served, invoicing of customers in the currency which the Company is billed for production inputs, prompt settlement of third party and intercompany balances, limited use of foreign currency denominated debt, maintaining minimal foreign currency denominated cash balances, and application of derivative instruments when appropriate. Based on the 2024 mix of foreign currencies, the Company estimates that a hypothetical strengthening of the US Dollar by about 2 percent would have reduced the Company’s 2024 sales by less than 1 percent.

Interest Rate Risk
The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Credit Agreement”). Borrowings in USD under the Credit Agreement may be made either at (i) a Secured Overnight Financing Rate (SOFR) Term Benchmark plus an applicable margin or (ii) an alternative base rate as defined in the Credit Agreement. Borrowings in EUR under the Credit Agreement may be made either at (i) a Euro Interbank Offer Rate (EURIBOR) Term Benchmark plus an applicable margin or (ii) an alternative base rate as defined in the Credit Agreement. The Company had $41.4 million borrowings at year-end 2024 under the Credit Agreement. The Company estimates that a hypothetical increase of 100 basis points in interest rates would have increased interest expense by $0.3 million during 2024. The Company also has exposure to changes in interest rates in the form of the fair value of outstanding fixed rate debt fluctuating in response to changing interest rates.

Commodity Price Exposures
Portions of the Company’s business are exposed to volatility in the prices of certain commodities, such as copper, steel and aluminum, among others. The primary exposure to this volatility resides with the use of these materials in purchased component parts. The Company generally maintains long-term fixed price contracts on raw materials and component parts; however, the Company is prone to exposure as these contracts expire. Based on the 2024 use of commodities, the Company estimates that a hypothetical 10 percent adverse movement in prices for raw metal commodities would result in less than 1 percent decrease of gross margin as a percent of net sales.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	2024	2023	2022

Net sales	$2,021,341	$2,065,133	$2,043,711
Cost of sales	1,304,061	1,368,125	1,352,276
Gross profit	717,280	697,008	691,435
Selling, general, and administrative expenses	470,136	433,476	432,076
Restructuring expense	3,499	1,091	2,170
Operating income	243,645	262,441	257,189
Interest expense	(6,319)	(11,790)	(11,525)
Other income/(expense), net	1,339	3,696	(3,201)
Foreign exchange expense	(6,818)	(12,124)	(7,236)
Income before income taxes	231,847	242,223	235,227
Income tax expense	50,238	47,489	46,416
Net income	$181,609	$194,734	$188,811
Less: Net income attributable to noncontrolling interests	(1,300)	(1,462)	(1,479)
Net income attributable to Franklin Electric Co., Inc.	$180,309	$193,272	$187,332
Earnings per share:
Basic	$3.92	$4.17	$4.02
Diluted	$3.86	$4.11	$3.97

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2024	2023	2022

Net income	$181,609	$194,734	$188,811
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(35,879)	12,026	(11,809)
Employee benefit plan activity:
Net gain/(loss) arising during period	1,492	(4,449)	6,660
Amortization arising during period	2,282	2,148	5,828
Other comprehensive income/(loss)	(32,105)	9,725	679
Income tax benefit/(expense) related to items of other comprehensive income/(loss)	(938)	643	(3,647)
Other comprehensive income/(loss), net of tax	(33,043)	10,368	(2,968)
Comprehensive income	148,566	205,102	185,843
Less: Comprehensive income attributable to noncontrolling interests	(1,146)	(1,496)	(1,378)
Comprehensive income attributable to Franklin Electric Co., Inc.	$147,420	$203,606	$184,465

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$220,540	$84,963
Receivables, less allowances of $3,547 and $3,594, respectively	226,826	222,418
Inventories:
Raw material	160,875	176,706
Work-in-process	24,997	26,880
Finished goods	298,003	305,110
Total inventories	483,875	508,696
Other current assets	32,950	37,718
Total current assets	964,191	853,795
Property, plant, and equipment, at cost:
Land and buildings	161,860	167,028
Machinery and equipment	316,454	316,227
Furniture and fixtures	58,300	56,997
Other	67,004	59,747
Property, plant, and equipment, gross	603,618	599,999
Less: Allowance for depreciation	(380,052)	(370,260)
Property, plant, and equipment, net	223,566	229,739
Lease right-of-use assets, net	62,637	57,014
Deferred income taxes	8,210	8,758
Intangible assets, net	212,973	230,027
Goodwill	338,501	342,404
Other assets	10,528	6,385
Total assets	$1,820,606	$1,728,122
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$157,046	$152,419
Accrued expenses and other current liabilities	119,771	100,249
Current lease liability	18,878	17,316
Income taxes	20,218	4,700
Current maturities of long-term debt and short-term borrowings	117,814	12,355
Total current liabilities	433,727	287,039
Long-term debt	11,622	88,056
Long-term lease liability	43,304	38,549
Income taxes payable non-current	—	4,837
Deferred income taxes	10,193	29,461
Employee benefit plans	29,808	35,973
Other long-term liabilities	22,118	33,914
Commitments and contingencies (see Note 7)
Redeemable noncontrolling interest	1,224	1,145
Shareholders’ equity:
Common stock (65,000 shares authorized, $0.10 par value) outstanding (45,716 and 46,067, respectively)	4,571	4,607
Additional paid-in capital	363,956	344,717
Retained earnings	1,151,575	1,078,512
Accumulated other comprehensive loss	(254,003)	(221,114)
Total shareholders’ equity	1,266,099	1,206,722
Noncontrolling interest	2,511	2,426
Total equity	1,268,610	1,209,148
Total liabilities and equity	$1,820,606	$1,728,122

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$181,609	$194,734	$188,811
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	56,073	52,260	50,374
Non-cash lease expense	21,438	18,852	17,406
Share-based compensation	12,061	10,133	10,973
Deferred income taxes	(19,648)	(1,609)	(1,230)
(Gain)/Loss on disposals of plant and equipment	(497)	(256)	1,285
Foreign exchange expense	6,818	12,124	7,236
Changes in assets and liabilities, net of acquisitions:
Receivables	(17,045)	19,150	(44,800)
Inventory	10,889	48,176	(101,080)
Accounts payable and accrued expenses	15,285	(23,085)	(12,283)
Operating leases	(21,129)	(18,874)	(17,406)
Income taxes	15,755	(1,524)	(679)
Income taxes-U.S. Tax Cuts and Jobs Act	(3,870)	(2,902)	(355)
Employee benefit plans	466	1,458	3,488
Other, net	3,148	7,073	(66)
Net cash flows from operating activities	261,353	315,710	101,674
Cash flows from investing activities:
Additions to property, plant, and equipment	(41,682)	(41,415)	(41,903)
Proceeds from sale of property, plant, and equipment	1,182	1,494	6
Cash paid for acquisitions, net of cash acquired	(5,201)	(34,831)	(1,186)
Other, net	73	463	9
Net cash flows from investing activities	(45,628)	(74,289)	(43,074)
Cash flows from financing activities:
Proceeds from issuance of debt	309,747	443,217	477,558
Repayments of debt	(280,512)	(558,746)	(448,622)
Proceeds from issuance of common stock	7,204	9,193	3,859
Purchases of common stock	(61,041)	(43,332)	(40,490)
Dividends paid	(46,876)	(41,723)	(36,991)
Deferred payments for acquisitions	(2,591)	(802)	(3,786)
Net cash flows from financing activities	(74,069)	(192,193)	(48,472)
Effect of exchange rate changes on cash and cash equivalents	(6,079)	(10,055)	(4,874)
Net change in cash and cash equivalents	135,577	39,173	5,254
Cash and cash equivalents at beginning of period	84,963	45,790	40,536
Cash and cash equivalents at end of period	$220,540	$84,963	$45,790

Cash paid for income taxes, net of refunds	$58,024	$55,120	$48,335
Cash paid for interest	$6,423	$12,115	$11,209

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$1,748	$2,229	$628
Lease right-of-use assets obtained in exchange for new operating lease liabilities	$30,796	$25,899	$17,599
Payable to sellers of acquired entities	$1,750	$7,027	$354
Payable for share repurchases	$—	$—	$1,083
Non-cash investment to acquire property in lieu of cash payment for products provided	$—	$419	$—
Accrued dividends payable to noncontrolling interests	$961	$821	$—

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Total Shareholders’ Equity
(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Balance as of year-end 2021	46,483	$4,648	$310,617	$859,817	$(228,581)	$2,161	$(19)
Net Income	—	—	—	187,332	—	857	622
Currency translation adjustment	—	—	—	—	(11,708)	(118)	17
Pension and other post retirement plans, net of tax expense $3,647	—	—	—	—	8,841	—	—
Dividends on common stock ($0.78/share)	—	—	—	(36,367)	—	—	—
Dividend to noncontrolling interest	—	—	—	—	—	(624)	—
Common stock issued	90	9	3,850	—	—	—	—
Share-based compensation	136	14	10,959	—	—	—	—
Common stock repurchased	(516)	(52)	—	(41,521)	—	—	—
Balance as of year-end 2022	46,193	$4,619	$325,426	$969,261	$(231,448)	$2,276	$620
Net Income	—	—	—	193,272	—	935	527
Currency translation adjustment	—	—	—	—	11,992	36	(2)
Pension and other post retirement plans, net of tax benefit $643	—	—	—	—	(1,658)	—	—
Dividends on common stock ($0.90/share)	—	—	—	(41,723)	—	—	—
Dividend to noncontrolling interest	—	—	—	—	—	(821)	—
Common stock issued	216	22	9,171	—	—	—	—
Share-based compensation	131	13	10,120	—	—	—	—
Common stock repurchased	(473)	(47)	—	(42,298)	—	—	—
Balance as of year-end 2023	46,067	$4,607	$344,717	$1,078,512	$(221,114)	$2,426	$1,145
Net Income	—	—	—	180,309	—	1,193	107
Currency translation adjustment	—	—	—	—	(35,725)	(147)	(7)
Pension and other post retirement plans, net of tax expense $938	—	—	—	—	2,836	—	—
Dividends on common stock ($1.00/share)	—	—	—	(46,020)	—	—	—
Dividend to noncontrolling interest	—	—	—	—	—	(961)	(21)
Common stock issued	153	15	7,189	—	—	—	—
Share-based compensation	119	11	12,050	—	—	—	—
Common stock repurchased	(623)	(62)	—	(61,226)	—	—	—
Balance as of year-end 2024	45,716	$4,571	$363,956	$1,151,575	$(254,003)	$2,511	$1,224

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--The financial statements and accompanying notes are as of and for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, and referred to as 2024, 2023 and 2022, respectively.

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

The following table disaggregates the Company's net sales from contracts with customers by segment:

Net Sales
(In millions)	2024	2023	2022
Water Systems
External sales
United States & Canada	$586.6	$636.0	$596.9
Latin America	170.9	174.2	159.3
Europe, Middle East & Africa	211.4	198.3	192.8
Asia Pacific	93.2	86.8	92.5
Intersegment sales
United States & Canada	121.9	108.4	116.0
Total sales	1,184.0	1,203.7	1,157.5
Distribution
External sales
United States & Canada	685.5	673.3	668.1
Total sales	685.5	673.3	668.1
Energy Systems
External sales
United States & Canada	212.4	220.9	242.6
All other	61.3	75.6	91.5
Total sales	273.7	296.5	334.1

Intersegment Eliminations/Other	(121.9)	(108.4)	(116.0)
Consolidated	$2,021.3	$2,065.1	$2,043.7

Shipping and Handling Costs--Shipping and handling costs are considered activities required to fulfill the Company’s promise to transfer goods, and do not qualify as a separate performance obligation. Shipping and handling costs in the Company's Water Systems and Energy Systems segments are recorded as a component of cost of sales whereas shipping and handling costs in the Company's Distribution segment are recorded as a component of selling, general and administrative expenses.

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $21.5 million in 2024, $17.7 million in 2023, and $16.7 million in 2022 related to research and development.

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

Accounts Receivable, Earned Discounts, and Allowance for Credit Losses--Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers, net of earned discounts and estimated allowances for credit losses. Earned discounts are based on specific customer agreement terms. In determining allowances for credit losses, historical collection experience, current trends and reasonable, supportable future forecasts, aging of accounts receivable, and periodic credit evaluations of customers’ financial condition are reviewed.

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

The Company’s depreciation expense was $37.2 million, $35.1 million, and $33.1 million in 2024, 2023, and 2022, respectively.

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

In determining the present value of the ROU liability, the Company utilizes interest rates from lease agreements unless the lease agreement does not provide a readily determinable rate. In these instances, the Company utilizes its incremental borrowing rate based on the Company’s borrowing information available at inception of the lease. A portion of the Company’s leases include renewal options. The Company excludes these renewal options in the expected lease term unless the Company is reasonably certain that the option will be exercised. In addition, the Company has elected not to separate non-lease components from lease components when initially recording the ROU asset and liability.

Goodwill and Other Intangible Assets--Goodwill is the excess of the purchase price over the fair value of acquired assets and liabilities in a business combination. Goodwill is not amortized but is subject to an impairment review annually and whenever indicators of impairment exist. The Company has the option to assess goodwill for impairment by initially performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if it does not elect the option to perform an initial qualitative assessment, the Company performs a quantitative goodwill impairment test. In the quantitative impairment test, the Company calculates the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded for the amount that its carrying amount, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

Indefinite-lived intangible assets, such as certain trade names with indefinite lives, are subject to an impairment review annually and whenever indicators of impairment exist. The Company has the option to assess indefinite-lived intangible assets for impairment by first performing qualitative assessments to determine whether it is more-likely-than-not that the fair values of the indefinite-lived intangible assets are less than the carrying amounts. If the Company determines that it is more-likely-than-not that an indefinite-lived intangible asset is impaired, or if the Company elects not to perform an initial qualitative assessment, the Company then performs the quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds the fair value of the indefinite-lived intangible asset, the Company writes the carrying amount down to the fair value.

Amortization is recorded and calculated for definite-lived intangible assets on a basis that reflects cash flows over the estimated useful lives. The estimated useful lives over which each intangible class is amortized is as follows:

Customer relationships	9 - 20 years
Patents	17 years
Technology	15 years
Trade names	5 - 20 years
Other	5 - 8 years

Definite-lived intangible assets are evaluated for impairment whenever a triggering event, including a significant change in the use of the asset or unexpected change in financial condition, occurs that indicates the carrying value may be impaired. The Company tests for impairment at the asset group level by comparing the carrying value of an asset group that includes the applicable definite lived intangible asset(s) to that asset group's undiscounted future cash flows. An impairment exists if the carrying value of the definite-lived intangible asset(s) is higher than the fair value, and the Company would record an impairment charge for the difference.

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

In the second quarter of 2022, the Company concluded that Turkey represents a highly inflationary economy as its three-year cumulative inflation rate exceeded 100 percent. As a result, the Company started remeasuring the financial statements for the Company’s Turkish operations in accordance with the highly inflationary accounting rules as of April 1, 2022. As a result, all gains and losses resulting from the remeasurement of the financial results of operations and other transactional foreign exchange gains and losses are reflected in earnings rather than as a component of the Company’s comprehensive income within shareholders’ equity. Additionally, the Company’s operations in Argentina have also been accounted for using the highly inflationary accounting rules since the date they were acquired in 2018.

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

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU in 2024 and the required disclosures are included in Note 15 - Segment and Geographic Information.

Accounting Standards Issued But Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. The Company will adopt this ASU effective with its 2025 annual financial statements and does not anticipate the adoption to have a material impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its disclosures.

3. ACQUISITIONS
2024
During the fourth quarter ended December 31, 2024, the Company acquired substantially all of the assets of FSHS Incorporated, a water treatment systems distributor. The all-cash purchase price for the acquisition was $4.5 million. The fair value of the assets acquired and liabilities assumed is preliminary as of December 31, 2024.

2023
During the fourth quarter ended December 31, 2023, the Company acquired substantially all of the assets of Aqua Systems of Fort Myers, a water treatment systems distributor. In another separate transaction, the Company acquired substantially all of the assets of Action Manufacturing and Supply, Inc., a water treatment equipment provider located in southwest Florida. The

Company also acquired, in a separate transaction, substantially all of the assets of LCA Pump, LLC, which operates Water Works Pump, a Missouri based professional groundwater distributor. The combined, all-cash purchase price for the acquisitions in the fourth quarter of 2023 was $36.0 million, including contingent consideration with an estimated fair value of $4.3 million, after purchase price adjustments based on the level of working capital acquired. In 2024, the Company recorded a measurement period adjustment of $1.3 million to increase the acquisition-date fair value of the contingent consideration transferred. The measurement period adjustment resulted in an increase to acquired identifiable intangible assets of $2.3 million and a reduction to acquired goodwill of $1.0 million. The measurement period adjustments did not have a significant impact on the Company’s results of operations.

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

The fair value of the assets acquired and liabilities assumed for all 2023 acquisitions is final as of December 31, 2024.

2022
During the fourth quarter ended December 31, 2022, the Company acquired 100 percent of the ownership interests of Casper Well Products ("Casper") for a purchase price of $2.0 million after working capital adjustments. Casper conducts the sale and distribution of pumps, drilling equipment, tanks, pipe, accessories and other equipment used in drilling water wells and distribution of water-related products. The fair value of the assets acquired and liabilities assumed was final as of December 31, 2023.

The Company has not included various disclosures for the 2022 through 2024 acquisitions including presenting separate results of operations of any of the acquired companies since the closing of the acquisitions or combined pro forma financial information of the Company and the acquired interests, as the Company does not consider any of the acquisitions to be material individually or in the aggregate.

Transaction costs for all acquisition-related activity were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs are included in the "Selling, general, and administrative expenses" line of the Company’s consolidated statements of income and were immaterial for all periods presented.

Subsequent Event
In February 2025, the Company acquired 100 percent of the ownership interests of PumpEng Pty Ltd ("PumpEng") for a purchase price of AUD 24.0 million (approximately $15.0 million), subject to working capital and net debt closing adjustments. PumpEng, based in Australia, specializes in the design, manufacture and service of submersible pumps for the mining sector. The Company expects the purchase price to be primarily allocated to goodwill and other intangible assets.

Also in February 2025, the Company signed a definitive agreement to acquire Barnes de Colombia S.A., a leading manufacturer and distributor of industrial and commercial pumps based in Colombia for an enterprise value of $110.0 million, subject to working capital and net debt closing adjustments. The acquisition is subject to customary closing conditions, including Colombian antitrust clearance, and is expected to close on or about March 1, 2025.

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets, excluding goodwill, are as follows:

(In millions)	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	$263.4	$(128.8)	$263.7	$(115.5)
Patents	7.2	(7.2)	7.3	(7.3)
Technology	7.5	(7.5)	7.5	(7.5)
Trade names	44.5	(8.1)	44.1	(5.8)
Other	2.8	(2.4)	3.4	(2.8)
Total	$325.4	$(154.0)	$326.0	$(138.9)
Non-amortizing intangibles:
Trade names	41.6	—	42.9	—
Total intangibles	$367.0	$(154.0)	$368.9	$(138.9)

Amortization expense related to intangible assets for the years ended December 31, 2024, 2023, and 2022, was $18.8 million, $17.1 million, and $17.2 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2025	2026	2027	2028	2029
	$18.0	$17.1	$15.6	$15.1	$14.0

The change in the carrying amount of goodwill by reportable segment for 2024 and 2023, is as follows:

(In millions)	Water Systems	Energy Systems	Distribution	Consolidated
Balance as of December 31, 2022	$211.9	$70.3	$45.8	$328.0
Acquisitions	8.0	—	4.8	12.8
Adjustments to prior year acquisitions	0.1	—	—	0.1
Foreign currency translation	1.4	0.1	—	1.5
Balance as of December 31, 2023	$221.4	$70.4	$50.6	$342.4
Acquisitions	0.8	—	—	0.8
Adjustments to prior year acquisitions	(1.0)	—	—	(1.0)
Foreign currency translation	(3.6)	(0.1)	—	(3.7)
Balance as of December 31, 2024	$217.6	$70.3	50.6	$338.5

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	2024	2023
Salaries, wages, and commissions	$49.0	$45.9
Product warranty costs	9.0	9.3
Insurance	2.4	2.5
Employee benefits	19.9	13.8
Other	39.5	28.7
	$119.8	$100.2

6. DEBT
Debt consisted of the following:

(In millions)	2024	2023
New York Life Agreement	$75.0	$75.0
Credit Agreement	41.4	11.0
Tax increment financing debt	12.8	14.1
Foreign subsidiary debt	0.3	0.5
Less: unamortized debt issuance costs	(0.1)	(0.1)
	129.4	100.5
Less current maturities	(117.8)	(12.4)
Long-term debt	$11.6	$88.1

Debt outstanding at December 31, 2024, excluding unamortized debt issuance costs, matures as follows:

(In millions)	Total	2025	2026	2027	2028	2029	Thereafter
Debt	$129.5	$117.8	$1.5	$1.5	$1.4	$1.5	$5.8

New York Life Agreement
On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the “New York Life Agreement”) for $150.0 million maximum aggregate principal borrowing capacity. On October 28, 2016, the Company entered into the First Amendment to the Note Purchase and Private Shelf Agreement. The Amendment was intended to make the covenants within the New York Life Agreement consistent with the covenants that were modified in the Third Amended and Restated Credit Agreement (the “Credit Agreement”). On September 26, 2018, the Company entered into the Second Amendment to the Note Purchase and Private Shelf Agreement which increased the aggregate borrowing capacity to $200.0 million and authorized the issuance of $75.0 million of fixed rate senior noted due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable rate indebtedness with New York Life. On July 30, 2021, the New York Life agreement was renewed with an expiration date of July 30, 2024. On May 15, 2024, the Company entered into Amendment No. 1 to the renewal that increased the total available facility amount from lenders to $250.0 million from $200.0 million and changed the expiration date from July 30, 2024 to May 15, 2027. As of December 31, 2024, there was $175.0 million of remaining borrowing capacity under the New York Life Agreement.

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

Prudential Agreement
On April 9, 2007, the Company entered into the uncommitted and unsecured Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”) in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and had, at issuance, an average life of 10 years with a final maturity in 2019. On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million. On December 14, 2011, the Company entered into Amendment No. 4 to the Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to

EBITDA ratio covenant in order to be equivalent to that under the Agreement. On December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to extend the effective date to December 31, 2015. On May 5, 2015, the Company entered into Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to increase the total borrowing capacity from $200.0 million to $250.0 million. On October 28, 2016, the Company entered into Amendment No. 1 to the Third Amended and Restated Note Purchase and Private Shelf Agreement. This amendment was intended to make the covenants within the Prudential Agreement consistent with the covenants that were modified in the Credit Agreement (below). On July 30, 2021, the Company entered into the Fourth Amended and Restated Note Purchase and Private Shelf Agreement, which reduced the borrowing capacity to $150.0 million and extended the expiration date to July 30, 2024. On May 15, 2024, the Company entered into Amendment No. 1 to the Fourth Amended and Restated Note Purchase and Private Shelf Agreement that increased the total available facility amount from lenders to $250.0 million from $150.0 million and changed the expiration date from July 30, 2024 to May 15, 2027. As of December 31, 2024, the Company has $250.0 million borrowing capacity available under the Prudential Agreement.

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

As of December 31, 2024, the Company had $41.4 million outstanding borrowings with a weighted-average interest rate of 3.7 percent, $4.5 million in letters of credit outstanding, and $304.1 million of available capacity under the Credit Agreement. As of December 31, 2023, the Company had $11.0 million outstanding borrowings with a weighted average interest rate of 6.3 percent, $3.6 million in letters of credit outstanding, and $335.4 million of available capacity under the Credit Agreement.

The Company also has lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $16.8 million. As of December 31, 2024, there were no outstanding borrowings and $16.8 million of available capacity under these lines of credit. As of December 31, 2023, there were $17.9 million overdraft lines of credit with no outstanding borrowings and $17.9 million of available capacity under these lines of credit.
Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Credit Agreement, the Prudential Agreement, the Project Bonds, and the New York Life Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of December 31, 2024.

7. COMMITMENTS AND CONTINGENCIES
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

At December 31, 2024, the Company had $12.6 million of commitments primarily for capital expenditures and the purchase of raw materials to be used in production.

At December 31, 2024, the Company has a contingent consideration liability with an estimated fair value of $5.0 million, the maximum potential payout, that was paid in early 2025.

The changes in the carrying amount of the warranty accrual, as recorded in the “Accrued expenses and other current liabilities” line of the Company’s consolidated balance sheets for 2024 and 2023, are as follows:

(In millions)	2024	2023
Beginning balance	$9.3	$11.2
Accruals related to product warranties	12.7	11.8
Additions related to acquisitions	—	—
Reductions for payments made	(13.0)	(13.7)
Ending balance	$9.0	$9.3

The Company maintains certain warehouses, distribution centers, office space, and equipment operating leases. The Company also has lease agreements that are classified as financing. However, these financing leases are immaterial to the Company.

The components of the Company's operating lease portfolio as of 2024, 2023, and 2022 are as follows:

Lease Cost (In millions):	2024	2023	2022
Operating lease cost	$22.0	$18.8	$17.4
Variable lease cost	$8.1	$7.6	$6.9

Other Information:
Weighted-average remaining lease term	4.2 years	4.0 years
Weighted-average discount rate	5.0%	4.3%

The Company has entered into lease agreements with aggregate future minimum payments of approximately $2.3 million that have not yet commenced as of December 31, 2024.

The future minimum rental payments for non-cancellable operating leases as of December 31, 2024, are as follows:

(In millions)	Total	2025	2026	2027	2028	2029	Thereafter
Undiscounted future minimum rental payments	$73.5	$22.7	$17.6	$12.6	$9.0	$4.9	$6.7
Less: Imputed Interest	11.3
Present value of lease liabilities	$62.2

8. SHAREHOLDERS' EQUITY

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

The Company recognizes share-based compensation expense only for the portion of shares that it expects to vest. As such, an estimated forfeiture rate is applied to calculate the share-based compensation expense, which is based on historical forfeiture data. The total share-based compensation expense recognized in 2024, 2023, and 2022 was $12.1 million, $10.1 million, and $11.0 million, respectively. The tax benefit recognized in 2024, 2023, and 2022 was $5.0 million, $5.6 million, and $4.7 million. Included in the benefit in 2024, 2023, and 2022 were excess tax benefits on share-based compensation of $2.3 million, $3.2 million, and $2.1 million, respectively.

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

The table below provides the weighted average grant-date fair values and key assumptions used for the Black-Scholes model to determine the fair value of options granted during 2024, 2023, and 2022:

	2024	2023	2022
Risk-free interest rate	4.38%	4.02%	1.87%
Dividend yield	1.03%	0.95%	0.93%
Volatility factor	33.01%	33.81%	33.88%
Expected term	6.0 years	6.0 years	5.5 years
Weighted average grant-date fair value of options	$35.03	$34.51	$26.05

A summary of the Company’s outstanding stock option activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Stock Options
Outstanding at beginning of 2024	900	$58.96
Granted	116	96.90
Exercised	(153)	46.88
Forfeited	(2)	95.07
Expired	—	—
Outstanding at end of 2024	861	$66.15	5.06 years	$27,010
Expected to vest after applying forfeiture rate	857	$66.03	5.04 years	$27,001
Vested and exercisable at end of period	674	$58.34	4.06 years	$26,362

(In millions)	2024	2023	2022
Intrinsic value of options exercised	$8.8	$11.6	$3.7
Cash received from the exercise of options	7.2	9.2	3.9
Fair value of shares vested	2.5	3.1	3.1
Tax benefit of options exercised	1.8	2.9	0.9

As of December 31, 2024, there was $2.2 million of total unrecognized compensation cost related to non-vested stock options granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.90 years.

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

A summary of the Company’s restricted stock/stock unit award activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Restricted Stock/Stock Unit Awards
Non-vested at beginning of 2024	259	$85.05
Awarded	174	93.97
Vested	(104)	75.70
Forfeited	(15)	90.30
Non-vested at end of 2024	314	$92.83

The weighted-average grant date fair value of restricted stock/stock unit awards granted in 2024, 2023, and 2022, is $93.97, $87.31, and $81.16, respectively. The fair value of restricted stock/stock unit awards that vested in 2024, 2023, and 2022, was $7.9 million, $8.0 million, and $9.1 million, respectively.

As of December 31, 2024, there was $8.8 million of total unrecognized compensation cost related to non-vested stock/stock unit awards granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.42 years.

Authorized Shares
The Company has the authority to issue 65,000,000, $0.10 par value common shares.

The Company also has the authority to issue 100,000 preference shares with no par value and 5,000,000 preferred shares with no par value. No preference or preferred shares have been issued.

Repurchased Shares
During 2024, 2023, and 2022, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(In millions, except share amounts)	2024	2023	2022
Repurchases	$53.1	$32.5	$36.3
Shares	549,062	371,452	453,207

The Company retired shares in the amount of 74,513, 101,690, and 63,133 in 2024, 2023, and 2022, respectively, that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards. The Company also reduced outstanding shares in the amount of 5,930, 0, and 16,839 in 2024, 2023, and 2022, respectively, that had been previously granted as stock awards to employees but were forfeited upon not meeting the required restriction criteria or termination.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss), net of tax, by component are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments	Total
Balance, December 31, 2021	$(179.6)	$(49.0)	$(228.6)
Other comprehensive income/(loss) before reclassifications(1)	(11.7)	4.9	(6.8)
Amounts reclassified from accumulated other comprehensive income/(loss) (2)(3)	—	4.0	4.0
Net other comprehensive income/(loss)	(11.7)	8.9	(2.8)
Balance, December 31, 2022	$(191.3)	$(40.1)	$(231.4)
Other comprehensive income/(loss) before reclassifications(1)	12.0	(3.3)	8.7
Amounts reclassified from accumulated other comprehensive income/(loss) (2)(3)	—	1.6	1.6
Net other comprehensive income/(loss)	12.0	(1.7)	10.3
Balance, December 31, 2023	$(179.3)	$(41.8)	$(221.1)
Other comprehensive income/(loss) before reclassifications(1)	(35.7)	1.1	(34.6)
Amounts reclassified from accumulated other comprehensive income/(loss) (2)(3)	—	1.7	1.7
Net other comprehensive income/(loss)	(35.7)	2.8	(32.9)
Balance, December 31, 2024	$(215.0)	$(39.0)	$(254.0)
(1) Net of tax (benefit)/expense of $0.3 million, $(1.1) million and $1.8 million for 2024, 2023, and 2022, respectively.

(2) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 10 - Employee Benefit Plans for additional details) and is included in the “Other income/(expense), net” line of the Company’s consolidated statements of income.

(3) Net of tax expense of $0.6 million, $0.5 million and $1.8 million for 2024, 2023, and 2022, respectively.

Amounts related to noncontrolling interests were not material.

10. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of December 31, 2024, the Company maintained two domestic pension plans and three German pension plans. The Company used a December 31, 2024 measurement date for these plans. One of the Company’s domestic pension plans covers one active management employee, while the other domestic plan covers all eligible employees. Both domestic plans were frozen as of December 31, 2011. The two domestic and three German plans collectively comprise the ‘Pension Benefits’ disclosure caption.

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

(In millions)	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Accumulated benefit obligation, end of year	$127.1	$136.4	$4.6	$5.6

Change in projected benefit obligation:
Benefit obligation, beginning of year	$137.5	$135.2	$5.6	$6.0
Service cost	0.6	0.6	—	—
Interest cost	6.1	6.4	0.3	0.3
Actuarial (gain)/loss	(5.3)	4.2	(0.6)	—
Settlements paid	—	(0.5)	—	—
Benefits paid	(9.8)	(8.9)	(0.7)	(0.7)
Foreign currency exchange	(1.2)	0.5	—	—
Benefit obligation, end of year	$127.9	$137.5	$4.6	$5.6

Change in plan assets:
Fair value of assets, beginning of year	$111.7	$113.4	$—	$—
Actual return on plan assets	3.1	6.9	—	—
Company contributions	0.6	0.6	0.7	0.7
Settlements paid	—	(0.4)	—	—
Benefits paid	(9.8)	(8.9)	(0.7)	(0.7)
Foreign currency exchange	(0.3)	0.1	—	—
Plan assets, end of year	$105.3	$111.7	$—	$—

Funded status	$(22.6)	$(25.8)	$(4.6)	$(5.6)

Amounts recognized in balance sheet:
Non current assets	$7.6	$4.2	$—	$—
Current liabilities	(6.1)	(0.5)	(0.7)	(0.7)
Non current liabilities	(24.1)	(29.5)	(3.9)	(4.9)
Net liability, end of year	$(22.6)	$(25.8)	$(4.6)	$(5.6)

Amount recognized in accumulated other comprehensive income/(loss):
Prior service cost	$—	$—	$—	$—
Net actuarial gain (loss)	(39.8)	(42.1)	0..8	0.3
Settlement	—	—	—	—
Total recognized in accumulated other comprehensive income/(loss)	$(39.8)	$(42.1)	$0.8	$0.3

As of December 31, 2024, the pension benefits' aggregate accumulated benefit obligation and projected benefit obligation for plans that have an accumulated benefit obligation and projected benefit obligation in excess of plan assets was $33.6 million and $34.5 million, respectively and as of December 31, 2023, was $33.3 million and $34.4 million, respectively. As of December 31, 2024 and December 31, 2023, the aggregate fair value of plan assets related to these plans was $4.3 million and $4.4 million, respectively.

The following table sets forth other changes in plan assets and benefit obligation recognized in other comprehensive income for 2024 and 2023:

(In millions)	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Net actuarial (gain)/loss	$(0.9)	$4.4	$(0.6)	$—
Amortization of:
Net actuarial loss	(2.3)	(2.1)	—	—
Prior service credit	—	—	—	—
Settlement recognition	—	—	—	—
Deferred tax asset	0.8	(0.6)	0.1	—
Foreign currency exchange	0.1	—	—	—
Total recognized in other comprehensive income	$(2.3)	$1.7	$(0.5)	$—

The increased discount rate, partially offset by unfavorable returns on assets were the largest contributors to the net actuarial gains recorded in 2024. The decreased discount rate is the largest contributor to the net actuarial losses affecting the benefit obligation for the defined benefit pension plans in 2023.

Weighted-average assumptions used to determine domestic benefit obligations:

	Pension Benefits				Other Benefits
	2024		2023		2024	2023
Discount rate	5.48%		4.90%		5.47%	4.88%
Rate of increase in future compensation	—%	*	—%	*	2.00 - 9.00% (Graded)	2.00 - 9.00% (Graded)

*No rate of increases in future compensation were used in the assumptions for 2024 and 2023, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation. The weighted-average interest crediting rate of the cash balance component of the domestic Pension Plan was 4.5 percent for 2024, 2023, and 2022 and is based on the approximate 30-year Treasury rate as of November of the prior year with a minimum of 4.5 percent.

Assumptions used to determine domestic periodic benefit cost:

	Pension Benefits						Other Benefits
	2024		2023		2022		2024	2023	2022
Discount rate	4.95%		5.14%		2.79%		4.88%	5.08%	2.57%
Rate of increase in future compensation	—%	*	—%	*	—%	*	2.00 - 9.00% (Graded)	2.00 - 9.00% (Graded)	2.00 - 9.00% (Graded)
Expected long-term rate of return on plan assets	6.20%		5.70%		4.50%		—%	—%	—%

*No rate of increases in future compensation were used in the assumptions for 2024, 2023, and 2022, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation.

For the years ended December 31, 2024 and December 31, 2023, the Company used the PRI-2012 aggregate mortality table, and then projected forward from 2012 using Scale MP-2021 released by the Society of Actuaries during 2021 to estimate future mortality rates based upon current data.

The following table sets forth the aggregated net periodic benefit cost for all defined benefit plans for 2024, 2023, and 2022:

(In millions)	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
Service cost	$0.6	$0.6	$0.7	$—	$—	$—
Interest cost	6.1	6.4	3.3	0.3	0.3	0.1
Expected return on assets	(7.5)	(7.2)	(6.1)	—	—	—
Amortization of:
Transition obligation	—	—	—	—	—	—
Settlement cost	—	—	—	—	—	—
Prior service cost	—	—	—	—	—	—
Actuarial loss	2.3	2.1	5.6	—	—	0.1
Settlement cost	—	—	—	—	—	—
Net periodic benefit cost	$1.5	$1.9	$3.5	$0.3	$0.3	$0.2

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

Risk management and continuous monitoring requirements are met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations, asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption. As of December 31, 2024 and December 31, 2023, funds were invested in equity, fixed income, and other investments as follows:

	Target Percentage	Plan Asset Allocation at Year-End
Asset Category	at Year-End 2024	2024	2023
Equity securities	16%	16%	16%
Fixed income securities	79%	79%	79%
Other	5%	5%	5%
Total	100%	100%	100%

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

Asset class assumptions are set using a combination of empirical and forward-looking analysis for long-term rate of return on plan assets. A variety of models are applied for filtering historical data and isolating the fundamental characteristics of asset classes. These models provide empirical return estimates for each asset class, which are then reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized. This provides an additional means for correcting for the effect of unrealistic or unsustainable short-term valuations or trends, opting instead for return levels and behavior that are more likely to prevail over long periods. With that, the Company has assumed an expected long-term rate of return on plan assets of 5.75 percent for the 2025 net periodic benefit cost, down from 6.20 percent in the prior year.

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

The fair values of the Company’s pension plan assets for 2024 and 2023 by asset category are as follows:

(In millions)	2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
International equity mutual funds	$17.2	$17.2	$—	$—
Fixed income
U.S. treasury and government agency securities	11.1	—	11.1	—
Fixed income mutual funds	72.1	72.1	—	—
Other
Insurance contracts	4.3	—	4.3	—
Cash and equivalents	0.6	0.6	—	—
Total	$105.3	$89.9	$15.4	$—

(In millions)	2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
International equity mutual funds	$18.3	$18.3	$—	$—
Fixed income
U.S. treasury and government agency securities	12.3	—	12.3	—
Fixed income mutual funds	76.0	76.0	—	—
Other
Insurance contracts	4.4	—	4.4	—
Cash and equivalents	0.7	0.7	—	—
Total	$111.7	$95.0	$16.7	$—

The Company estimates total contributions to the plans of about $7.3 million in 2025.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in accordance with the following schedule:

(In millions)	Pension Benefits	Other Benefits
2025	$16.0	$0.6
2026	$15.7	$0.6
2027	$14.8	$0.6
2028	$9.4	$0.5
2029	$9.1	$0.5
Years 2030 through 2034	$41.7	$2.0

Defined Contribution Plans - The Company maintained two defined contribution plans during 2024, 2023, and 2022. The Company’s cash contributions are allocated to participant’s accounts based on investment elections.

The following table sets forth Company contributions to the defined contribution plans:

(In millions)	2024	2023	2022
Company contributions to the plans	$11.4	$11.5	$11.4

11. INCOME TAXES
Income before income taxes consisted of the following:

(In millions)	2024	2023	2022
Domestic	$169.5	$163.9	$157.6
Foreign	62.3	78.3	77.6
	$231.8	$242.2	$235.2

The income tax provision/(benefit) consisted of the following:

(In millions)	2024	2023	2022
Current:
Federal	$42.5	$27.0	$25.3
Foreign	17.3	14.9	15.3
State	10.0	7.2	7.0
Total current	69.8	49.1	47.6
Deferred:
Federal	(16.0)	(1.1)	(0.1)
Foreign	(0.8)	(0.3)	(2.6)
State	(2.8)	(0.2)	1.5
Total deferred	$(19.6)	$(1.6)	$(1.2)
	$50.2	$47.5	$46.4

A reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

	2024	2023	2022
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.3	2.3	2.9
Foreign operations	1.0	(0.7)	(0.5)
R&D tax credits	(0.6)	(0.4)	(0.4)
Uncertain tax position adjustments	0.2	(0.1)	0.1
Valuation allowance on state and foreign deferred tax	0.2	(0.2)	(0.6)
Share-based compensation	(0.8)	(1.0)	(0.7)
Other items	0.9	(0.1)	(0.5)
Foreign Derived Intangible Income	(3.5)	(2.4)	(2.6)
Nondeductible officer's compensation	1.0	1.2	1.0
Effective tax rate	21.7%	19.6%	19.7%

The effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to U.S. state taxes, foreign earnings taxed at rates higher than the U.S. statutory rate, and nondeductible officer’s compensation, which were partially offset by the recognition of the U.S. foreign-derived intangible income (FDII) provisions, certain incentives, and discrete events.

The Company recorded discrete excess tax benefits from share-based compensation of $2.3 million in the year ended December 31, 2024. The Company recorded an increased benefit in the U.S. foreign-derived intangible income (FDII) provisions related to a prepayment of inventory from foreign subsidiaries, that is unlikely to recur in future periods.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(In millions)	2024	2023
Deferred tax assets:
Accrued expenses and reserves	$15.5	$15.1
Compensation and employee benefits	16.0	17.4
Intercompany prepayments (FDII related)	16.9	—
Net operating losses, tax credit carryforwards, and other	11.8	13.2
Lease liability	15.7	14.7
Research and development expenditures, net	7.4	7.0
Valuation allowance on state and foreign deferred tax	(4.4)	(4.1)
Other items	—	0.1
Total deferred tax assets	78.9	63.4
Deferred tax liabilities:
Accelerated depreciation on fixed assets	15.6	17.7
Amortization of intangibles	49.2	51.3
Lease right-of-use asset, net	15.7	14.7
Other items	0.4	0.4
Total deferred tax liabilities	80.9	84.1
Net deferred tax liabilities	$(2.0)	$(20.7)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for certain U.S. state and foreign income tax purposes incurred over the 3-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth.

On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $4.4 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The Company has foreign income tax net operating loss (“NOL”) and credit carryforwards of $8.1 million and U.S. state income tax credit carryforwards of $3.7 million, which will expire on various dates as follows:

(In millions)
2025-2029	$4.8
2030-2034	0.4
2035-2039	0.5
Unlimited	6.1
$11.8

The Company believes that it is more likely than not that the benefit from certain foreign NOL carryforwards as well as certain U.S. state credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $3.2 million on the deferred tax assets related to these foreign NOL carryforwards and a valuation allowance of $1.2 million on the deferred tax assets related to these U.S. state credit carryforwards.

As of December 31, 2024, the Company has estimated accumulated undistributed earnings generated by the Company's foreign subsidiaries of approximately $542.4 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign and U.S. state taxes. The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. The Company, therefore, has not recorded a deferred tax liability of approximately $4.4 million.

As of the beginning of 2024, the Company had gross unrecognized tax benefits of $0.8 million, excluding accrued interest and penalties. The unrecognized tax benefits increased due to uncertain tax positions identified for the current and prior years based on evaluations made during 2024, which were offset by statute expirations. The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $1.3 million as of December 31, 2024.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2024, 2023, and 2022 (excluding interest and penalties) is as follows:

(In millions)	2024	2023	2022
Beginning balance	$0.8	$0.9	$0.9
Additions for tax positions of the current year	0.6	0.3	0.1
Additions for tax positions of prior years	0.2	—	—
Reductions for tax positions of prior years	—	—	—
Statute expirations	(0.3)	(0.4)	(0.1)
Settlements	—	—	—
Ending balance	$1.3	$0.8	$0.9

If recognized, each annual effective tax rate would be affected by the net unrecognized tax benefits of $1.3 million, $0.8 million, and $0.9 million as of year-end 2024, 2023, and 2022, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has accrued interest and penalties as of December 31, 2024, December 31, 2023, and December 31, 2022 of approximately $0.1 million, $0.1 million, and $0.2 million, respectively.

The Company is subject to taxation in the United States and various U.S. state and foreign jurisdictions. With few exceptions, as of December 31, 2024, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2021 and is no longer subject to foreign or U.S. state income tax examinations by tax authorities for years before 2019.

It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of an audit or due to the expiration of a statute of limitation. Based on the current audits in process and pending statute expirations, the payment of taxes as a result could be up to $0.1 million.

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
The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	2024	2023	2022
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$180.3	$193.3	$187.3
Less: Earnings allocated to participating securities	0.7	0.7	0.7
Net income available to common shareholders	$179.6	$192.6	$186.6
Denominator:
Basic weighted average common shares outstanding	45.9	46.2	46.3
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.6	0.7	0.7
Diluted weighted average common shares outstanding	46.5	46.9	47.0
Basic earnings per share	$3.92	$4.17	$4.02
Diluted earnings per share	$3.86	$4.11	$3.97

There were 0.1 million stock options outstanding as of 2024, 2023, and 2022, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

13. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (“the swap”) to mitigate the Company’s exposure to these fluctuations in the Company’s stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. As of December 31, 2024 and December 31, 2023, the swap had a notional value based on 250,000 shares and 240,000 shares, respectively. For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, the swap resulted in a loss of $1.3 million, a gain of $2.5 million, and a loss of $3.4 million, respectively. Gains and losses resulting from the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the deferred compensation stock liability and the swap are recorded in the Company’s consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. As of December 31, 2024 and December 31, 2023, the Company had no foreign currency contracts outstanding. For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, the forward currency contracts resulted in a loss of $0.2 million, a gain of $1.6 million, and a gain of $1.2 million, respectively. This is recorded in the Company's consolidated statements of income within the "Foreign exchange expense" line.

14. FAIR VALUE MEASUREMENTS
As of December 31, 2024 and December 31, 2023, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5.0	$5.0	$—	$—
Total assets	$5.0	$5.0	$—	$—

Liabilities:
Share swap transaction	$2.5	$2.5	$—	$—
Contingent payments related to acquisition	5.0	—	—	5.0
Total liabilities	$7.5	$2.5	$—	$5.0

	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10.9	$10.9	$—	$—
Share swap transaction	1.1	1.1	—	—
Total assets	$12.0	$12.0	$—	$—

Liabilities:
Contingent payments related to acquisition	3.0	—	—	3.0
Total liabilities	$3.0	$—	$—	$3.0

The Company’s Level 1 cash equivalents assets are generally comprised of foreign bank guaranteed certificates of deposit and short term deposits. The share swap transaction is recorded within the "Accounts Payable" and "Receivables" lines of the consolidated balance sheets and is further described in Note 13 - Financial Instruments.

The Company has no assets measured on a recurring basis classified as Level 2 excluding the recurring fair value measurements in the Company's pension and other retirement plans as discussed in Note 10 - Employee Benefit Plans.

The Company's Level 3 category includes contingent consideration related to acquisitions, which valuation inputs are unobservable and significant to the fair value measurement. Projections and estimated probabilities are used to estimate future contingent earn-out payments, which are discounted back to present value to compute contingent earn-out liabilities. The following table provides a roll-forward of the contingent consideration liability, which is included in "Accrued expenses and other liabilities" as of December 31, 2024 and "Other long-term liabilities" as of December 31, 2023 in the consolidated balance sheets:

(In millions)	2024	2023
Fair value at beginning of period	$3.0	$—
Additions	—	3.0
Adjustment to prior year acquisition	1.3	—
Change in fair value recognized in earnings	0.7	—
Payments	—	—
Fair value at end of period	$5.0	3.0

Total debt, including current maturities, have carrying amounts of $129.4 million as of December 31, 2024 and $100.5 million at December 31, 2023. The estimated fair value of all debt was $128.0 million and $98.6 million as of December 31, 2024 and

December 31, 2023, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

15. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s business consists of the Water Systems, Distribution, and Energy Systems reportable segments, based on the principal end market served. The Company changed the name of the Fueling Systems segment to Energy Systems to reflect its diverse portfolio and growth strategy, as well as to better reflect the markets and customers served by the segment. The Company includes unallocated corporate expenses and intercompany eliminations that are not part of a reportable segment in its reconciliations to consolidated results.

The Water Systems segment designs, manufactures and sells motors, pumps, electronic controls, water treatment systems and related parts and equipment primarily for use in submersible water or other fluid system applications. The Energy Systems segment designs, manufactures and sells pumps, electronic controls and related parts and equipment primarily for use in submersible fueling system applications. The Energy Systems segment integrates and sells motors and electronic controls produced by the Water Systems segment. The Company reports these product transfers between Water Systems and Energy Systems as inventory transfers since a significant number of the Company's manufacturing facilities are shared across segments for scale and efficiency purposes. The Distribution segment sells to and provides presale support and specifications to the installing contractors. The Distribution segment sells products produced by the Water Systems segment. The Company reports intersegment transfers from Water Systems to Distribution as intersegment sales at market prices to properly reflect the commercial arrangement of vendor to customer that exists between the Water Systems and Distribution segments.

The accounting policies of the Company’s reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. The Company's chief operating decision maker is its Chief Executive Officer. Performance is evaluated based on the sales and operating income of the segments. Operating income and margin are used to evaluate income generated from segment assets in deciding whether to reinvest profits into each segment or other parts of the entity. Operating income is also used to monitor budget versus actual results, for purposes of determining portions of management compensation and for benchmarking against similar measures used by peers and competitors. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented as corporate expenses are not allocated to segments. Interest expense, other income (expense), net, foreign exchange expense and income tax expense are also not allocated to each segment.

Financial information by reportable business segment is included in the following summary:

2024	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$1,062.1	$685.5	$273.7	$2,021.3
Intersegment sales	121.9	—	—	121.9
	$1,184.0	$685.5	$273.7	$2,143.2

Elimination of intersegment sales				$(121.9)
Total consolidated sales				$2,021.3

Cost of sales	$782.0	$505.9	$137.6
Selling, general and administrative expenses	201.7	154.6	42.1
Restructuring expense	2.4	0.7	0.4
Segment operating income	$197.9	$24.3	$93.6	$315.8

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$(0.5)
Corporate general and administrative expenses				(71.7)
Interest expense				(6.3)
Other income/(expense), net				1.3
Foreign exchange expense				(6.8)
Consolidated income before income taxes				$231.8

2023	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$1,095.3	$673.3	$296.5	$2,065.1
Intersegment sales	108.4	—	—	108.4
	$1,203.7	$673.3	$296.5	$2,173.5

Elimination of intersegment sales				$(108.4)
Total consolidated sales				$2,065.1

Cost of sales	$819.3	$497.4	$162.0
Selling, general and administrative expenses	187.3	141.6	41.2
Restructuring expense	0.5	—	0.6
Segment operating income	$196.6	$34.3	$92.7	$323.6

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$2.2
Corporate general and administrative expenses				(63.4)
Interest expense				(11.8)
Other income/(expense), net				3.7
Foreign exchange expense				(12.1)
Consolidated income before income taxes				$242.2

2022	Water Systems	Distribution	Energy Systems	Consolidated
(In millions)

External sales	$1,041.5	$668.1	$334.1	$2,043.7
Intersegment sales	116.0	—	—	116.0
	$1,157.5	$668.1	$334.1	$2,159.7

Elimination of intersegment sales				$(116.0)
Total consolidated sales				$2,043.7

Cost of sales	$801.8	471.6	$191.0
Selling, general and administrative expenses	182.1	141.8	45.7
Restructuring expense	1.4	0.2	0.6
Segment operating income	$172.2	$54.5	$96.8	$323.5

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$(3.9)
Corporate general and administrative expenses				(62.5)
Interest expense				(11.5)
Other income/(expense), net				(3.2)
Foreign exchange expense				(7.2)
Consolidated income before income taxes				$235.2

(In millions)	2024	2023	2022
Depreciation and amortization
Water Systems	$39.0	$36.9	$35.2
Distribution	9.6	7.6	6.9
Energy Systems	4.3	4.2	4.2
Total segment depreciation and amortization	$52.9	$48.7	$46.3
Corporate	3.2	3.6	4.1
Total depreciation and amortization	$56.1	$52.3	$50.4

Capital Expenditures
Water Systems	$27.8	$28.6	$23.4
Distribution	9.3	9.3	13.4
Energy Systems	2.3	3.0	2.7
Total segment capital expenditure	$39.4	$40.9	$39.5
Corporate	1.8	2.3	1.6
Total capital expenditure	$41.2	$43.2	$41.1

Assets
Water Systems	$998.8	$1,044.4	$1,017.5
Distribution	358.9	365.6	360.4
Energy Systems	250.4	256.4	269.1
Total segment assets	$1,608.1	$1,666.4	$1,647.0
Corporate	212.5	61.7	47.2
Total assets	$1,820.6	$1,728.1	$1,694.2

Cash and property, plant and equipment are the major asset groups in “Corporate” of total assets for the years ended December 31, 2024 and December 31, 2023.

Financial information by geographic region is as follows:

	Net sales			Long-lived assets
(In millions)	2024	2023	2022	2024	2023	2022
United States	$1,400.4	$1,441.6	$1,414.1	$626.6	$625.3	$601.7
Foreign	620.9	623.5	629.6	221.6	240.3	227.6
Consolidated	$2,021.3	$2,065.1	$2,043.7	$848.2	$865.6	$829.3

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

No single customer accounted for more than 10 percent of the Company’s net sales in 2024, 2023, or 2022. No single customer accounted for more than 10 percent of the Company’s gross accounts receivable in 2024 or 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Electric Co., Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes – Uncertain Tax Positions — Refer to Notes 1 and 11 to the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to unrecognized tax benefits included the following, among others:
•We tested the effectiveness of controls over income taxes, including those over identifying and evaluating uncertain tax positions.
•We evaluated, with the assistance of our tax specialists, a selection of the Company’s uncertain tax positions and the Company’s application of the more likely than not principle by performing the following:
•Obtaining management memoranda, including, as applicable, third-party specialist memoranda, regarding the analysis of uncertain tax positions and identifying the key judgments and evaluating whether the analysis was consistent with our interpretation of the relevant laws and regulations.
•Evaluating the matters raised by tax authorities in former and ongoing tax examinations and considering the implications of these matters on open tax years.
•Assessing changes and interpretation of applicable tax law.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
February 21, 2025

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded the asset acquisition of FSHS, Incorporated (Note 3 - Acquisitions) from its assessment of internal controls over financial reporting as the acquisition occurred in 2024. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. The net sales and total assets of the current year acquisition represented less than 1 percent of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This report appears on page 58.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Electric Co., Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at FSHS Incorporated, which was acquired in 2024. This acquired business constitutes less than 1% of net sales and total assets of the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at this acquired business.

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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 21, 2025

ITEM 9B. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors and director nominees required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025, under the headings of “PROPOSAL 1: ELECTION OF DIRECTORS” and “INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS,” and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4, or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025, under the heading of “DELINQUENT SECTION 16(a) REPORTS” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors, the Audit Committee of the board of directors, and the Company’s code of conduct and ethics required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXERCISES AND STOCK VESTED TABLE,” “PAY VERSUS PERFORMANCE TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025, under the headings of “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025, under the heading “PROPOSAL 2: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2025 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this report:
1. Financial Statements - Franklin Electric Co., Inc.
Consolidated Statements of Income for the three years ended December 31, 2024
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2024
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023
Consolidated Statements of Cash Flows for the three years ended December 31, 2024
Consolidated Statements of Equity for the three years ended December 31, 2024
Notes to Consolidated Financial Statements
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

10.10	Offer Letter to Joseph Ruzynski dated April 26, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on July 26, 2024)*
10.11	Employment Security Agreement between the Company and Joseph Ruzynski (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on July 26, 2024)*
10.12	Employment Agreement between the Company and Gregg C. Sengstack (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the fiscal year ended December 29, 2012)*

Number	Description
10.13	Employment Security Agreement between the Company and Jeffery L. Taylor (incorporated by reference to Exhibit 10.1 of the Company's form 10-Q filed on August 3, 2021)*
10.14	Form of Employment Security Agreement between the Company and DeLancey W. Davis (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 7, 2013)*
10.15	Employment Security Agreement between the Company and Jonathan M. Grandon (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 1, 2016)*
10.16	Employment Security Agreement between the Company and Jay J. Walsh (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the fiscal year ended December 31, 2019)*
10.17	Employment Security Agreement between the Company and Kenneth Keene (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on August 2, 2022)*
10.18	Employment Security Agreement between the Company and Brent Spikes (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on August 2, 2022)*
10.19	Employment Security Agreement between the Company and Greg Levine (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on July 28, 2023)*
10.20	Confidentiality and Non-Compete Agreement between the Company and Joseph Ruzynski (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on July 26, 2024)*
10.21	Form of Confidentiality and Non-Compete Agreement between the Company and Greg Levine (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on July 28, 2023)*
10.22
Form of Confidentiality and Non-Compete Agreement between the Company and Gregg C. Sengstack, Jeffery L. Taylor, DeLancey W. Davis, Jonathan M. Grandon, Brent Spikes, Kenneth Keene, and Jay J. Walsh (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.23	Franklin Electric Co., Inc. Executive Severance Policy, as amended and restated effective July 1, 2024 (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed on July 26, 2024)*
10.24	Description of the Executive Officer Annual Incentive Cash Bonus Program (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K for the fiscal year ended January 2, 2016)*
10.25	Franklin Electric Co., Inc. Management Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting of Shareholders held May 8, 2015)*
10.26	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 12, 2013)*
10.27	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 12, 2013)*
10.28	Form of Restricted Stock Unit Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on March 12, 2013)*
10.29	Form of Restricted Stock Unit Agreement for Director Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 12, 2013)*
10.30	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 12, 2013)*
10.31	Form of Restricted Stock Award Agreement for Director Employees (incorporated by reference to the Company’s Form 8-K filed on May 4, 2012)*
10.32	Form of Performance Stock Unit Award Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on March 12, 2013)*
10.33	Form of Performance Stock Unit Award Agreement for Director Employees (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on March 12, 2013)*
10.34
Fourth Amended and Restated Note Purchase and Private Shelf Agreement by and among Franklin Electric Co., Inc., Franklin Electric B.V., Prudential Insurance Company of America and the purchasers named therein (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 3, 2021)

10.35
First Amendment to Fourth Amended and Restated Note Purchase and Private Shelf Agreement, dated May 15, 2024, by and among Franklin Electric Co., Inc., Franklin Electric B.V., Prudential Insurance Company, and the purchasers named therein (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on May 16, 2024)

Number	Description
10.36
Bond Purchase and Loan Agreement, dated December 31, 2012, among the Company, The Board of Commissions of the County of Allen, Indiana, and the Bondholders referred to therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 2, 2013)

10.37
Amendment No. 1 to Bond Purchase and Loan Agreement and Waiver, dated May 5, 2015, among the Company, The Board of Commissioners of the County of Allen, and the Bondholders referred to therein (incorporated by reference to the Company’s Form 10-Q filed on May 6, 2015)

10.38
Fourth Amended and Restated Credit Agreement, dated May 13, 2021, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 13, 2021)

10.39
Amendment No. 1 dated May 11, 2022 to the Fourth Amended and Restated Credit Agreement, dated May 13, 2021, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 11, 2022)

10.40
Amended and Restated Note Purchase and Private Shelf Agreement by and among Franklin Electric Co., Inc., Franklin Electric B.V., NYL Investors LLC, and the purchasers named therein (incorporated by reference to Exhibit 10.5 to the Company's form 10-Q filed on August 3, 2021)

10.41
First Amendment to Amended and Restated Note Purchase and Private Shelf Agreement, dated May 15, 2024, by and among Franklin Electric Co., Inc., Franklin Electric B.V., NYL Investors LLC , and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 16, 2024)

10.42	Issuance of Series B Notes Pursuant to the New York Life Agreement dated May 27, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on October 1, 2018)
10.43
Stock Redemption Agreement, dated April 15, 2015, between the Company and Ms. Patricia Schaefer and Ms. Diane Humphrey (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 20, 2015)

19	Insider Trading Policy (filed herewith)*
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Form of Franklin Electric Co., Inc. Dodd-Frank Restatement Recoupment Policy (incorporated by reference to Exhibit 97 of the Company’s Form 10-K for the fiscal year ended December 31, 2023)*
99.1	Forward-Looking Statements
101
The following financial information from Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 (ii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2024, 2023, and 2022, (iii) Consolidated Balance Sheets as of December 31, 2024 and 2023, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023, and 2022, (v) Consolidated Statements of Equity for the years ended December 31, 2024, 2023, and 2022, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management Contract, Compensatory Plan or Arrangement

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
2024
Allowance for credit losses	$3.6	$1.6	$1.7	$—	$3.5
Allowance for deferred taxes	4.1	0.7	0.4	—	4.4
2023
Allowance for credit losses	$4.2	$(0.3)	$0.4	$0.1	$3.6
Allowance for deferred taxes	4.9	—	0.8	—	4.1
2022
Allowance for credit losses	$4.0	$0.1	$(0.1)	$—	$4.2
Allowance for deferred taxes	6.5	0.4	2.0	—	4.9

(a) Charges for which allowances were created.
(b) Primarily related to acquisitions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: February 21, 2025	By	/s/ Joseph A. Ruzynski
Joseph A. Ruzynski, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2025.

By	/s/ Joseph A. Ruzynski
Joseph A. Ruzynski
Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffery L. Taylor
Jeffery L. Taylor
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Gregg C. Sengstack
Gregg C. Sengstack
Chairperson of the Board of Directors

/s/ Victor Grizzle
Victor Grizzle
Director

/s/ Alok Maskara
Alok Maskara
Director

/s/ Renee J. Peterson
Renee J. Peterson
Director

/s/ Jennifer L. Sherman
Jennifer L. Sherman
Director

/s/ Thomas R. VerHage
Thomas R. VerHage
Director

/s/ Chris Villavarayan
Chris Villavarayan
Director

/s/ David M. Wathen
David M. Wathen
Director