Form 10-Q
period 2025-03-31
FRANKLIN ELECTRIC CO INC
filed 2025-05-01
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	April 25, 2025
$0.10	45,595,871 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
(In thousands, except per share amounts)	March 31, 2025	March 31, 2024

Net sales	$455,247	$460,900
Cost of sales	291,344	297,320
Gross profit	163,903	163,580
Selling, general, and administrative expenses	119,643	115,644
Restructuring expense	159	—
Operating income	44,101	47,936
Interest expense	(1,799)	(1,448)
Other income, net	843	706
Foreign exchange expense, net	(1,293)	(4,880)
Income before income taxes	41,852	42,314
Income tax expense	10,478	9,222
Net income	$31,374	$33,092
Less: Net income attributable to noncontrolling interests	(412)	(133)
Net income attributable to Franklin Electric Co., Inc.	$30,962	$32,959
Earnings per share:
Basic	$0.67	$0.71
Diluted	$0.67	$0.70

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	First Quarter Ended
(In thousands)	March 31, 2025	March 31, 2024

Net income	$31,374	$33,092
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	13,048	(7,215)
Employee benefit plan activity	412	576
Other comprehensive income/(loss)	13,460	(6,639)
Income tax expense related to items of other comprehensive income/(loss)	(101)	(143)
Other comprehensive income/(loss), net of tax	13,359	(6,782)
Comprehensive income	44,733	26,310
Less: Comprehensive income attributable to noncontrolling interests	(313)	(92)
Comprehensive income attributable to Franklin Electric Co., Inc.	$44,420	$26,218

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$83,994	$220,540
Receivables, less allowances of $3,809 and $3,547, respectively	271,688	226,826
Inventories:
Raw material	179,140	160,875
Work-in-process	27,843	24,997
Finished goods	353,355	298,003
Total inventories	560,338	483,875
Other current assets	40,627	32,950
Total current assets	956,647	964,191

Property, plant, and equipment, at cost:
Land and buildings	171,775	161,860
Machinery and equipment	328,689	316,454
Furniture and fixtures	60,651	58,300
Other	68,112	67,004
Property, plant, and equipment, gross	629,227	603,618
Less: Allowance for depreciation	(392,495)	(380,052)
Property, plant, and equipment, net	236,732	223,566
Lease right-of-use assets, net	60,294	62,637
Deferred income taxes	7,625	8,210
Intangible assets, net	260,806	212,973
Goodwill	391,526	338,501
Other assets	15,242	10,528
Total assets	$1,928,872	$1,820,606

	March 31, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$190,295	$157,046
Accrued expenses and other current liabilities	98,009	119,771
Current lease liability	18,688	18,878
Income taxes	27,307	20,218
Current maturities of long-term debt and short-term borrowings	149,730	117,814
Total current liabilities	484,029	433,727
Long-term debt	14,858	11,622
Long-term lease liability	41,382	43,304
Deferred income taxes	32,718	10,193
Employee benefit plans	30,046	29,808
Other long-term liabilities	24,544	22,118

Commitments and contingencies (see Note 6)

Redeemable noncontrolling interest	1,373	1,224

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (45,725 and 45,716, respectively)	4,572	4,571
Additional paid-in capital	370,347	363,956
Retained earnings	1,162,873	1,151,575
Accumulated other comprehensive loss	(240,545)	(254,003)
Total shareholders' equity	1,297,247	1,266,099
Noncontrolling interest	2,675	2,511
Total equity	1,299,922	1,268,610
Total liabilities and equity	$1,928,872	$1,820,606

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024

Cash flows from operating activities:
Net income	$31,374	$33,092
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,433	13,792
Non-cash lease expense	5,241	5,194
Share-based compensation	4,962	4,042
Deferred income taxes	145	(814)
Gain on disposals of plant and equipment	(358)	(30)
Foreign exchange expense	1,293	4,880
Changes in assets and liabilities, net of acquisitions:
Receivables	(29,376)	(43,365)
Inventory	(43,669)	(28,105)
Accounts payable and accrued expenses	(3,744)	8,576
Operating leases	(5,091)	(5,305)
Income taxes	4,619	5,301
Employee benefit plans	(267)	(539)
Other, net	970	1,919
Net cash flows from operating activities	(19,468)	(1,362)
Cash flows from investing activities:
Additions to property, plant, and equipment	(6,836)	(9,184)
Proceeds from sale of property, plant, and equipment	397	102
Cash paid for acquisitions, net of cash acquired	(109,687)	(1,151)
Other, net	9	17
Net cash flows from investing activities	(116,117)	(10,216)
Cash flows from financing activities:
Proceeds from issuance of debt	36,638	85,539
Repayments of debt	(16,272)	(74,142)
Proceeds from issuance of common stock	1,438	4,050
Purchases of common stock	(6,902)	(9,047)
Dividends paid	(13,160)	(12,395)
Deferred payments for acquisitions	(4,300)	(348)
Net cash flows from financing activities	(2,558)	(6,343)
Effect of exchange rate changes on cash and cash equivalents	1,597	(1,728)
Net change in cash and cash equivalents	(136,546)	(19,649)
Cash and cash equivalents at beginning of period	220,540	84,963
Cash and cash equivalents at end of period	$83,994	$65,314

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$889	$772
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$2,702	$9,407
Payable to sellers of acquired entities	$1,523	$1,300
Payable for share repurchases	$572	$—
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2025, and for the first quarters ended March 31, 2025 and March 31, 2024 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the first quarter ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

2. ACQUISITIONS
2025
Barnes
In March 2025, the Company acquired 100 percent of Barnes de Colombia S.A. (Barnes), a leading manufacturer and distributor of industrial and commercial pumps based in Cota, Cundinamarca, Colombia, for total upfront cash consideration of $96.6 million, net of cash acquired.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of March 31, 2025. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and cash equivalents	$3.4
Receivables	9.6
Inventories	25.2
Other current assets	4.2
Property, plant and equipment	11.8
Goodwill	45.8
Other intangible assets	45.5
Other non-current assets	3.6
Debt	(12.6)
Accounts payable	(9.7)
Accrued expenses and other current liabilities	(3.6)
Deferred tax liabilities	(20.4)
Other non-current liabilities	$(2.8)
Total assets acquired and liabilities assumed	$100.0

The Company allocated $33.4 million of the total consideration to customer relationships with a useful life of 8 years, $9.3 million to trade names with a useful life of 11 years, and $2.8 million to developed technology with a useful life of 7 years. The fair values of the intangible assets were determined using the income approach. The discount rates used to measure the intangible assets were 19 percent for customer relationships, 18 percent for trade names, and 18 percent for developed technology. The Company considers the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values.

The goodwill, which is not deductible for tax purposes, includes the value of an assembled workforce, potential future technologies as well as the overall strategic benefits provided to the Company’s product portfolio and is included in the Water Systems segment.

The results of operations of the acquired business have been included in the Company’s consolidated statement of income since the date the business was acquired. The Barnes acquisition contributed $3.2 million of net sales for the three months ended March 31, 2025 while the impact on net income was not significant. The Company has not presented pro forma financial information for the Barnes acquisition because its results are not material to the Company’s condensed consolidated financial statements.

PumpEng
In February 2025, the Company acquired 100 percent of the ownership interests of PumpEng Pty Ltd ("PumpEng") for a purchase price of AUD 24.0 million (approximately $15.0 million). PumpEng, based in Australia, specializes in the design, manufacture and service of submersible pumps for the mining sector.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of March 31, 2025. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date. The purchase price was primarily allocated to goodwill and other intangible assets as well as accounts receivable, inventory and fixed assets. The goodwill, which is not deductible for tax purposes, includes the value of an assembled workforce, potential future technologies as well as the overall strategic benefits provided to the Company’s product portfolio and is included in the Water Systems segment.

The Company has not included various disclosures for the PumpEng acquisition including presenting separate results of operations of the acquired company since the closing of the acquisition or combined pro forma financial information of the Company and the acquired business, as the Company does not consider the acquisition to be material.

Acquisition costs associated with the 2025 acquisitions were $1.5 million in the three months ended March 31, 2025.

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets, excluding goodwill, are as follows:

(In millions)	March 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	$301.8	$(133.8)	$263.4	$(128.8)
Patents	7.3	(7.3)	7.2	(7.2)
Technology	10.2	(7.5)	7.5	(7.5)
Trade names	56.4	(8.8)	44.5	(8.1)
Other	2.9	(2.5)	2.8	(2.4)
Total	$378.6	$(159.9)	$325.4	$(154.0)
Non-amortizing intangibles:
Trade names	42.1	—	41.6	—
Total intangibles	$420.7	$(159.9)	$367.0	$(154.0)

Amortization expense related to intangible assets for the first quarters ended March 31, 2025 and March 31, 2024 was $5.1 million and $4.8 million, respectively.

The change in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2025 is as follows:

(In millions)
	Water Systems	Energy Systems	Distribution	Consolidated
Balance as of December 31, 2024	$217.6	$70.3	$50.6	$338.5
Acquisitions	50.7	—	—	50.7
Adjustments to prior year acquisitions	0.1	—	—	0.1
Foreign currency translation	2.1	0.1	—	2.2
Balance as of March 31, 2025	$270.5	$70.4	$50.6	$391.5

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	March 31, 2025	December 31, 2024
Salaries, wages, and commissions	$36.2	$49.0
Product warranty costs	9.1	9.0
Insurance	2.5	2.4
Employee benefits	12.1	19.9
Other	38.1	39.5
Total	$98.0	$119.8

5. DEBT
Debt consisted of the following:

(In millions)	March 31, 2025	December 31, 2024
New York Life Agreement	$75.0	$75.0
Credit Agreement	63.8	41.4
Tax increment financing debt	12.2	12.8
Foreign subsidiary debt	13.6	0.3
Less: unamortized debt issuance costs	—	(0.1)
	$164.6	$129.4
Less: current maturities	(149.7)	(117.8)
Long-term debt	$14.9	$11.6

Credit Agreement
As of March 31, 2025, the Company had $63.8 million outstanding borrowings with a weighted-average interest rate of 3.3 percent, $4.6 million in letters of credit outstanding, and $281.6 million of available capacity under its credit agreement. As of December 31, 2024, the Company had $41.4 million outstanding borrowings with a weighted-average interest rate of 3.7 percent, $4.5 million in letters of credit outstanding, and $304.1 million of available capacity under its credit agreement.

The Company also has overdraft lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $17.0 million. As of March 31, 2025, there were $1.1 million outstanding borrowings and $15.9 million of available capacity under these lines of credit. As of December 31, 2024, there were $16.8 million overdraft lines of credit with no outstanding borrowings and $16.8 million of available capacity under these lines of credit.

6. COMMITMENTS AND CONTINGENCIES
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

At March 31, 2025, the Company had $10.9 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production and finished goods.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the three months ended March 31, 2025, are as follows:

(In millions)
Balance as of December 31, 2024	$9.0
Accruals related to product warranties	2.8
Reductions for payments made	(2.7)
Balance as of March 31, 2025	$9.1

7. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the first quarters ended March 31, 2025 and March 31, 2024:

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2024	$4,571	$363,956	$1,151,575	$(254,003)	$2,511	$1,268,610	$1,224
Net income	—	—	30,962	—	316	31,278	96
Dividends on common stock ($0.265/share)	—	—	(12,198)	—	—	(12,198)	—
Common stock issued	2	1,436	—	—	—	1,438	—
Common stock repurchased	(8)	—	(7,466)	—	—	(7,474)	—
Share-based compensation	7	4,955	—	—	—	4,962	—
Currency translation adjustment	—	—	—	13,147	(152)	12,995	53
Pension and other post retirement plans, net of taxes	—	—	—	311	—	311	—
Balance as of March 31, 2025	$4,572	$370,347	$1,162,873	$(240,545)	$2,675	$1,299,922	$1,373

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2023	$4,607	$344,717	$1,078,512	$(221,114)	$2,426	$1,209,148	$1,145
Net income	—	—	32,959	—	169	33,128	(36)
Dividends on common stock ($0.250/share)	—	—	(11,560)	—	—	(11,560)	—
Common stock issued	7	4,043	—	—	—	4,050	—
Common stock repurchased	(10)	—	(9,037)	—	—	(9,047)	—
Share-based compensation	5	4,037	—	—	—	4,042	—
Currency translation adjustment	—	—	—	(7,174)	(41)	(7,215)	—
Pension and other post retirement plans, net of taxes	—	—	—	433	—	433	—
Balance as of March 31, 2024	$4,609	$352,797	$1,090,874	$(227,855)	$2,554	$1,222,979	$1,109

8. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the three months ended March 31, 2025 and March 31, 2024, are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
For the three months ended March 31, 2025:
Balance as of December 31, 2024	$(215.0)	$(39.0)	$(254.0)

Other comprehensive income/(loss) before reclassifications	13.1	—	13.1
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.3	0.3
Net other comprehensive income/(loss)	13.1	0.3	13.4

Balance as of March 31, 2025	$(201.9)	$(38.7)	$(240.6)

For the three months ended March 31, 2024:
Balance as of December 31, 2023	$(179.3)	$(41.8)	$(221.1)

Other comprehensive income/(loss) before reclassifications	(7.2)	—	(7.2)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.4	0.4
Net other comprehensive income/(loss)	(7.2)	0.4	(6.8)

Balance as of March 31, 2024	$(186.5)	$(41.4)	$(227.9)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 9 for additional details) and is included in the "Other (expense) income, net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Amounts related to noncontrolling interests were not material.

9. EMPLOYEE BENEFIT PLANS
The following table sets forth the aggregated net periodic benefit cost for all pension plans for the first quarters ended March 31, 2025 and March 31, 2024:

(In millions)	Pension Benefits
	First Quarter Ended
	March 31, 2025	March 31, 2024
Service cost	$—	$0.1
Interest cost	1.4	1.5
Expected return on assets	(1.6)	(1.9)
Amortization of:
Prior service cost	—	—
Actuarial loss	0.4	0.6
Settlement cost	—	—
Net periodic benefit cost	$0.2	$0.3

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the first quarters ended March 31, 2025 and March 31, 2024:

(In millions)	Other Benefits
First Quarter Ended
	March 31, 2025	March 31, 2024
Service cost	$—	$—
Interest cost	0.1	0.1
Expected return on assets	—	—
Amortization of:
Prior service cost	—	—
Actuarial loss	—	—
Settlement cost	—	—
Net periodic benefit cost	$0.1	$0.1

10. INCOME TAXES
The Company’s effective tax rate for the three-month period ended March 31, 2025 was 25.0 percent as compared to 21.8 percent for the three-month period ended March 31, 2024. The effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to U.S state taxes and foreign earnings taxed at rates higher than the U.S. statutory rate partially offset by the recognition of the U.S. foreign-derived intangible income (FDII) provisions.

The increase in the effective tax rate for the first quarter of 2025 compared to the comparable period in the prior year was primarily due to an increase in foreign earnings taxed at rates higher than the U.S. statutory rate, a decreased benefit in the U.S. foreign-derived intangible income (FDII) provision related to a prior year prepayment of inventory from foreign subsidiaries, and less favorable discrete events in 2025, primarily related to excess tax benefits from share-based compensation.

During the first quarter of 2025, the Company recorded additional unrecognized tax benefits of $1.8 million. This amount is associated with uncertain tax positions taken by newly acquired companies in tax years prior to the acquisition of these companies. The stock purchase agreement related to the acquisition provides the Company the right to recover tax liabilities related to pre-acquisition tax years from the sellers and has accordingly recognized an indemnification receivable.

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

The following table sets forth the computation of basic and diluted earnings per share:

	First Quarter Ended
(In millions, except per share amounts)	March 31, 2025	March 31, 2024
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$31.0	$33.0
Less: Earnings allocated to participating securities	0.1	0.1
Net income available to common shareholders	$30.9	$32.9
Denominator:
Basic weighted average common shares outstanding	45.7	46.1
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.6	0.6
Diluted weighted average common shares outstanding	46.3	46.7
Basic earnings per share	$0.67	$0.71
Diluted earnings per share	$0.67	$0.70

There were 0.1 million stock options outstanding for the first quarters ended March 31, 2025 and March 31, 2024, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

12. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of March 31, 2025 and December 31, 2024, the swap had a notional value based on 250,000 shares. For the first quarters ended March 31, 2025 and March 31, 2024 , changes in the fair value of the swap resulted in a loss of $1.2 million and a gain of $2.1 million, respectively. Gains and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. As of March 31, 2025, the Company had a notional amount of $116.9 million in forward currency contracts outstanding and the related fair value of those contracts was $3.1 million. The forward currency contracts asset is recorded within the "Receivables" line of the condensed consolidated balance sheets. As of December 31, 2024, the Company had no foreign currency contracts outstanding. For the first quarters ended March 31, 2025 and March 31, 2024, changes in the fair value of the forward currency contracts resulted in gains of $4.4 million and $0.6 million, respectively. These gains are recorded in the Company's condensed consolidated statements of income within the "Foreign exchange expense, net" line.

13. FAIR VALUE MEASUREMENTS
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

As of March 31, 2025 and December 31, 2024, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7.7	$7.7	$—	$—
Forward currency contracts	3.1	—	3.1	—
Total assets	$10.8	$7.7	$3.1	$—

Liabilities:
Share swap transaction	$1.2	$1.2	$—	$—
Total liabilities	$1.2	$1.2	$—	$—

(In millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5.0	$5.0	$—	$—
Total assets	$5.0	$5.0	$—	$—

Liabilities:
Share swap transaction	$2.5	$2.5	$—	$—
Contingent payments related to acquisition	$5.0	$—	$—	$5.0
Total liabilities	$7.5	$2.5	$—	$5.0

The Company’s Level 1 cash equivalents assets are generally comprised of foreign bank guaranteed certificates of deposit and short term deposits. The forward currency contracts asset is recorded within the "Receivables" line of the condensed consolidated balance sheets. The share swap transaction liability is recorded within the "Accounts payable" line of the condensed consolidated balance sheets. The forward currency contracts and share swap transaction are further described in Note 12 - Financial Instruments.

The Company's Level 3 category includes contingent consideration related to acquisitions, which valuation inputs are unobservable and significant to the fair value measurement. Projections and estimated probabilities are used to estimate future contingent earn-out payments, which are discounted back to present value to compute contingent earn-out liabilities. The following table provides a roll-forward of the contingent consideration liability, which is included in "Accrued expenses and other current liabilities" as of March 31, 2025 and March 31, 2024:

	First Quarter Ended
(In millions)	March 31, 2025	March 31, 2024
Fair value at beginning of period	$5.0	$3.0
Adjustments to prior year acquisition	—	1.3
Change in fair value recognized in earnings	—	0.2
Payments	(5.0)	—
Fair value at end of period	$—	$4.5

Total debt, including current maturities, have carrying amounts of $164.6 million and $129.4 million and estimated fair values of $163.5 million and $128.0 million as of March 31, 2025 and December 31, 2024, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

14. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s business consists of the Water Systems, Distribution, and Energy Systems reportable segments, based on the principal end market served. The Company includes unallocated corporate expenses and intercompany eliminations that are not part of a reportable segment in its reconciliations to consolidated results.

The accounting policies of the operating segments are the same as those described in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Revenue is recognized based on the invoice price at the point in time when the customer obtains control of the product, which is typically upon shipment to the customer. The Water Systems and Energy Systems segments include manufacturing operations and supply certain components and finished goods, both between segments and to the Distribution segment. The Company reports these product transfers between Water Systems and Energy Systems as inventory transfers as a significant number of the Company's manufacturing facilities are shared across segments for scale and efficiency purposes. The Company reports intersegment transfers from Water Systems to Distribution as intersegment revenue at market prices to properly reflect the commercial arrangement of vendor to customer that exists between the Water Systems and Distribution segments.

The Company's chief operating decision maker is its Chief Executive Officer. Performance is evaluated based on the sales and operating income of the segments. Operating income and margin are used to evaluate income generated from segment assets in deciding whether to reinvest profits into each segment or other parts of the entity. Operating income is also used to monitor budget versus actual results, for purposes of determining portions of management compensation and for benchmarking against similar measures used by peers and competitors. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented as corporate expenses are not allocated to segments. Interest expense, other income, net, foreign exchange expense and income tax expense are also not allocated to each segment.

Financial information by reportable business segment is included in the following summary:

March 31, 2025	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$246.5	$141.9	$66.8	$455.2
Intersegment sales	40.8	—	—	40.8
	$287.3	$141.9	$66.8	$496.0

Elimination of intersegment sales				$(40.8)
Total consolidated sales				$455.2

Cost of sales	$191.3	$102.4	$34.3
Selling, general and administrative expenses	52.6	37.2	10.6
Restructuring expense	—	0.2	—
Segment operating income	$43.4	$2.1	$21.9	$67.4

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$(4.1)
Corporate general and administrative expenses				(19.2)
Interest expense				(1.8)
Other income, net				0.8
Foreign exchange expense				(1.3)
Consolidated income before income taxes				$41.8

March 31, 2024	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$251.8	$147.0	$62.1	$460.9
Intersegment sales	34.8	—	—	34.8
	$286.6	$147.0	$62.1	$495.7

Elimination of intersegment sales				$(34.8)
Total consolidated sales				$460.9

Cost of sales	$189.3	$107.4	$32.7
Selling, general and administrative expenses	50.2	37.8	10.6
Restructuring expense	—	—	—
Segment operating income	$47.1	$1.8	$18.8	$67.7

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$(2.7)
Corporate general and administrative expenses				(17.1)
Interest expense				(1.4)
Other income, net				0.7
Foreign exchange expense				(4.9)
Consolidated income before income taxes				$42.3

(In millions)	March 31, 2025	March 31, 2024
Depreciation and amortization
Water Systems	$10.2	$9.6
Distribution	2.3	2.3
Energy Systems	1.1	1.1
Total segment depreciation and amortization	$13.6	$13.0
Corporate	0.8	0.8
Total depreciation and amortization	$14.4	$13.8

Capital Expenditures
Water Systems	3.2	3.8
Distribution	1.7	2.6
Energy Systems	0.8	0.5
Total segment capital expenditure	$5.7	$6.9
Corporate	0.4	0.8
Total capital expenditures	$6.1	$7.7

Assets
Water Systems	$1,228.5	$1,053.7
Distribution	383.6	402.2
Energy Systems	255.6	254.5
Total segment assets	1,867.7	1,710.4
Corporate	61.2	62.7
Total assets	$1,928.9	$1,773.1

Cash and property, plant and equipment are the major asset groups in “Corporate” of total assets for the quarters ended March 31, 2025 and March 31, 2024.

The following table disaggregates the Company's net sales from contracts with customers by segment:

	First Quarter Ended
(In millions)	March 31, 2025	March 31, 2024
	Net sales
Water Systems
External sales
United States & Canada	$134.9	$137.9
Latin America	39.5	41.3
Europe, Middle East & Africa	51.5	52.3
Asia Pacific	20.6	20.3
Intersegment sales
United States & Canada	40.8	34.8
Total sales	287.3	286.6
Distribution
External sales
United States & Canada	141.9	147.0
Intersegment sales	—	—
Total sales	141.9	147.0
Energy Systems
External sales
United States & Canada	52.2	46.8
All other	14.6	15.3
Intersegment sales	—	—
Total sales	66.8	62.1

Intersegment Eliminations/Other	(40.8)	(34.8)
Consolidated	$455.2	$460.9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for management’s discussion and analysis of its financial condition and results of operations. The following is management’s discussion and analysis of the Company's financial condition and results of operations for the three months ended March 31, 2025 and 2024.

In the first quarter of 2025, the Company acquired Barnes de Colombia S.A. (Barnes), a leading manufacturer and distributor of industrial and commercial pumps based in Colombia. Also in the first quarter of 2025, the Company acquired PumpEng Pty Ltd ("PumpEng"), an Australia-based company that specializes in the design, manufacture and service of submersible pumps for the mining sector. Acquisitions contributed approximately $5.7 million of incremental net sales in the first quarter of 2025. Refer to Note 2 in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Barnes and PumpEng acquisitions.

The impact that the imposition of tariffs and changes to global trade policies will have on the Company's consolidated results of operations is uncertain. The Company expects tariffs on goods imported into the U.S. from Canada, Mexico, and China, and other countries upon which tariffs may be imposed, to continue to be met with retaliatory tariffs from those countries which would impact the Company's consolidated results of operations. The extent and duration of tariffs and the resulting impact on macroeconomic conditions and on the Company's business are uncertain and may depend on various factors, including negotiations between the U.S. and affected countries, retaliation imposed by other countries, tariff exemptions, negative sentiment toward U.S. companies and products, and availability of lower cost inputs that may be sourced domestically. The Company will continue to evaluate the nature and extent of the impact to its business and consolidated results of operations.

First Quarter 2025 vs. 2024

OVERVIEW
Net sales in the first quarter of 2025 decreased 1 percent from the prior-year period. The sales decrease was primarily due to lower volumes and the negative impact of foreign currency translation, partially offset by price realization and the incremental sales impact from recent acquisitions. The Company's consolidated gross profit was $163.9 million for the first quarter of 2025, an increase of $0.3 million from the prior-year period. Diluted earnings per share was $0.67 for the first quarter of 2025, a decrease of $0.03 from the prior-year period.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first quarter of 2025 were $455.2 million and decreased 1 percent as compared to the prior-year period. Sales were negatively impacted by changes in foreign exchange rates, partly due to the strengthening of the U.S. Dollar relative to the Argentine Peso and Turkish Lira. However, the Company increases prices in the local currency to offset the impact of currency devaluation in the Argentina and Turkey hyperinflationary economies. The Company's results in the first quarter of 2025 were also negatively impacted by the strengthening of the U.S. Dollar relative to the Brazilian Real and Canadian Dollar. As a result, the net negative impact of foreign currency exchange rates on net sales was 2 percent in the first quarter of 2025 compared to the same period in the prior year.

	Net Sales
(In millions)	Q1 2025	Q1 2024	2025 v 2024
Water Systems	$287.3	$286.6	$0.7
Energy Systems	66.8	62.1	4.7
Distribution	141.9	147.0	(5.1)
Eliminations/Other	(40.8)	(34.8)	(6.0)
Consolidated	$455.2	$460.9	$(5.7)

Net Sales-Water Systems
Water Systems net sales increased less than 1 percent in the first quarter, as compared to the prior-year period. The sales growth in the first quarter was due to the incremental sales impact from recent acquisitions of approximately 2 percent and price realization. Sales decreased 3 percent in the first quarter of 2025 due to the negative impact from foreign exchange rates, as compared to prior-year period.

Water Systems net sales in the U.S. and Canada increased 2 percent in the first quarter of 2025, as compared to the prior-year period. Sales decreased 1 percent in the first quarter due to the negative impact of foreign exchange rates, as compared to prior year, while sales increased 1 percent in the first quarter of 2025 due to the incremental sales impact from recent acquisitions. Sales of groundwater pumping equipment increased 6 percent and sales of water treatment products increased 7 percent compared to 2024. Partially offsetting the increase, sales of large dewatering equipment decreased 8 percent and sales of all other surface pumping equipment decreased 7 percent compared to 2024.

Water Systems net sales in markets outside the U.S. and Canada decreased 2 percent in the first quarter of 2025, as compared to the prior-year period. Sales decreased 5 percent in the first quarter due to the negative impact of foreign exchange rates, as compared to prior year, while sales increased 4 percent in the first quarter of 2025 due to the incremental sales impact from recent acquisitions. Excluding the impact of foreign currency translation and acquisitions, sales declines in the Latin America and Asia Pacific regions was partly offset by sales growth in the European region.

Net Sales-Energy Systems
Energy Systems net sales increased 8 percent in the first quarter of 2025, as compared to the prior-year period. The sales increase was primarily due to price realization and favorable volumes.

Energy Systems net sales in the U.S. and Canada increased 10 percent in the first quarter of 2025, as compared to the prior-year period due to higher sales of fuel pumping systems and piping. Outside the U.S. and Canada, Energy Systems net sales decreased 6 percent in the first quarter of 2025, as compared to the prior-year period primarily due to lower sales in Latin America.

Net Sales - Distribution
Distribution net sales decreased 3 percent in the first quarter of 2025, as compared to the prior-year period. The Distribution segment sales decreased due to lower volumes and the negative impact of commodity pricing declines.

Gross Profit and Expenses Ratios

	Three Months Ended March 31,
(In millions)	2025	% of Net Sales	2024	% of Net Sales
Gross Profit	$163.9	36.0%	$163.6	35.5%
Selling, General and Administrative Expense	119.6	26.3%	115.6	25.1%

Gross Profit
The gross profit margin ratio was 36.0 percent in the first quarter of 2025 and 35.5 percent in the first quarter of 2024, respectively. The gross profit margin was favorably impacted in the first quarter of 2025 by a favorable geographic sales mix in Energy Systems and improved performance in Distribution.

Selling, General, and Administrative ("SG&A")
SG&A expenses were $119.6 million in the first quarter of 2025 compared to $115.6 million in the first quarter of 2024. SG&A expenses increased in the first quarter of 2025 primarily due to higher employee compensation costs, including incremental expenses associated with the Company’s executive leadership transitions, and the incremental expense impact of recent acquisitions. The SG&A expenses ratio was 26.3 percent in the first quarter of 2025 and 25.1 percent in the first quarter of 2024, respectively.

Operating Income
Operating income decreased 8 percent in the first quarter of 2025, as compared to the prior-year period.

	Operating income (loss)
(In millions)	Q1 2025	Q1 2024	2025 v 2024
Water Systems	$43.4	$47.1	$(3.7)
Energy Systems	21.9	18.8	3.1
Distribution	2.1	1.8	0.3
Eliminations/Other	(23.3)	(19.8)	(3.5)
Consolidated	$44.1	$47.9	$(3.8)

Operating Income-Water Systems
Water Systems operating income in the first quarter of 2025 was $43.4 million, a decrease of $3.7 million as compared to the prior-year period. The first quarter operating income margin was 15.1 percent, a decrease of 130 basis points from 16.4 percent in the first quarter of 2024. The decrease in operating income and margin was primarily due to incremental expenses associated with recent acquisitions.

Operating Income-Energy Systems
Energy Systems operating income in the first quarter of 2025 was $21.9 million, an increase of $3.1 million as compared to the prior-year period. The increase was primarily due to higher sales. The first quarter operating income margin was 32.8 percent, an increase of 250 basis points from 30.3 percent in the first quarter of 2024. Operating income margin increased primarily due to price realization and a favorable geographic sales mix shift.

Operating Income-Distribution
Distribution operating income in the first quarter of 2025 was $2.1 million, an increase of $0.3 million as compared to the prior-year period. The first quarter operating income margin was 1.5 percent, an increase of 30 basis points from 1.2 percent in the first quarter of 2024. Operating income and operating income margin increased in the first quarter of 2025 primarily due to reduced SG&A expenses as a result of cost actions implemented in 2024 to improve the performance of the segment.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in the first quarter of 2025 compared to the prior-year period of 2024 was an unfavorable $1.4 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses increased $2.1 million compared to the prior-year period. The increase was primarily driven by higher employee compensation costs, including incremental expenses associated with the Company’s executive leadership transitions.

Interest Expense
Interest expense was $1.8 million in the first quarter of 2025 and $1.4 million in the first quarter of 2024, respectively. The increase in the first quarter of 2025 was primarily driven by a higher average amount of outstanding debt.

Other Income, Net
Other income, net was $0.8 million in the first quarter of 2025 and $0.7 million in the first quarter of 2024, respectively.

Foreign Exchange
Foreign currency-based transactions produced a net loss of $1.3 million in the first quarter of 2025 and $4.9 million in the first quarter of 2024, respectively. The results in the first quarters of 2025 and 2024 are primarily due to transaction losses associated with the Turkish Lira and Argentine Peso relative to the U.S. Dollar. The Company reports the results of its subsidiaries in Argentina and Turkey using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent.

Income Taxes
The provision for income taxes in the first quarters of 2025 and 2024 was $10.5 million and $9.2 million, respectively. The effective tax rate for the first quarters of 2025 and 2024 was 25.0 percent and 21.8 percent, respectively. The increase in the effective tax rate was due to an increase in foreign earnings taxed at rates higher than the U.S. statutory rate, a decreased benefit in the U.S. foreign-derived intangible income (FDII) provision related to a prior year prepayment of inventory from foreign subsidiaries, and less favorable discrete events in 2025, primarily related to excess tax benefits from share-based compensation.

Net Income
Net income in the first quarters of 2025 and 2024 was $31.4 million and $33.1 million, respectively. Net income attributable to Franklin Electric Co., Inc. in the first quarters of 2025 and 2024 was $31.0 million and $33.0 million, respectively, or $0.67 and $0.70 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at March 31, 2025 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of March 31, 2025, the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 13, 2026. As of March 31, 2025, the Company had $281.6 million borrowing capacity under its credit agreement as $4.6 million in letters of commercial and standby letters of credit were outstanding and undrawn and $63.8 million revolver borrowings were drawn or outstanding.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"). On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $200.0 million. As of March 31, 2025, the remaining borrowing capacity on the New York Life Agreement was $175.0 million. The Company also maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates. On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $150.0 million. The maturity dates of both agreements were extended from July 30, 2024 to May 15, 2027.

The Company also has other long-term debt borrowings outstanding as of March 31, 2025. See Note 6 - Debt included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for additional information regarding these obligations and future maturities as well as Note 5 - Debt of this current quarterly report for changes to these agreements since December 31, 2024.

At March 31, 2025, the Company had $65.2 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate the majority of these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first three months of 2025 and 2024.

(In millions)	2025	2024
Net cash flows from operating activities	$(19.5)	$(1.4)
Net cash flows from investing activities	(116.1)	(10.2)
Net cash flows from financing activities	(2.6)	(6.3)
Impact of exchange rates on cash and cash equivalents	1.6	(1.7)
Change in cash and cash equivalents	$(136.6)	$(19.6)

Cash Flows from Operating Activities
2025 vs. 2024
Net cash used in operating activities was $19.5 million for the three months ended March 31, 2025 compared to $1.4 million used by operating activities for the three months ended March 31, 2024. The change in operating cash flow was primarily attributable to changes in working capital and lower earnings.

Cash Flows from Investing Activities
2025 vs. 2024
Net cash used in investing activities was $116.1 million for the three months ended March 31, 2025 compared to $10.2 million used in investing activities for the three months ended March 31, 2024. The change in investing cash flow was primarily attributable to the Barnes and PumpEng acquisitions in the first three months of 2025.

Cash Flows from Financing Activities
2025 vs. 2024
Net cash used in financing activities was $2.6 million for the three months ended March 31, 2025 compared to $6.3 million used in financing activities for the three months ended March 31, 2024. The change in financing cash flow was primarily due to higher net borrowings under the Company's credit facility in 2025 compared to 2024, partially offset by the payment of contingent consideration associated with a 2023 acquisition.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, epidemics and pandemics, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, changes in tariffs or the impact of any such changes on the Company's financial results, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in Exhibit 99.1 thereto. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the first quarter ended March 31, 2025. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Interim Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is defending various claims and legal actions which have arisen in the ordinary course of business. For a description of the Company's material legal proceedings, refer to Note 6 - Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q, which is incorporated into this Item 1 by reference. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, other claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

ITEM 1A. RISK FACTORS
There have been no material changes to the Company's risk factors as set forth in the annual report on Form 10-K for the fiscal year ended December 31, 2024, other than as set forth below.

Changes in foreign trade policies and other factors beyond our control may adversely impact our business and financial performance.

The U.S. government recently implemented significant trade policy and tariff actions, including but not limited to tariffs on imported steel and aluminum products, multiple tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, and baseline tariffs on most imports from most other countries. These actions have increased the cost of certain raw materials and components and created significant uncertainty and potential risks for our business. Certain countries have announced retaliatory tariffs in response to such actions. The U.S. government or other foreign governments may in the future propose and implement additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations and, if initiated, retaliatory tariffs or other actions may be taken by certain governments. While the future financial impact of these actions and potential additional tariff actions and retaliatory actions by the U.S. or other countries remain unknown, the impacts could have a material adverse effect on our financial statements in any particular reporting period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. In February 2023, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The authorization was in addition to the 215,872 shares that remained available for repurchase as of February 16, 2023. In October 2024, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The Company repurchased 56,109 shares for approximately $5.4 million under the plan during the first quarter of 2025. The maximum number of shares that may still be purchased under this plan as of March 31, 2025 is 1,311,484.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
January 1 - January 31	—	$—	—	1,367,593
February 1 - February 28	—	$—	—	1,367,593
March 1 - March 31	56,109	$96.70	56,109	1,311,484
Total	56,109	$96.70	56,109	1,311,484

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2020)
10.1	Promotion Letter to Russell Fleeger dated February 21, 2025 (filed herewith)*
10.2	Retirement Agreement and General Release between the Company and Jeffery L. Taylor dated March 27, 2025 (filed herewith)*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the first quarters and three months ended March 31, 2025 and 2024 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the first quarter and three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: May 1, 2025	By	/s/ Joseph A. Ruzynski
Joseph A. Ruzynski , Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2025	By	/s/ Russell D. Fleeger II
Russell D. Fleeger II, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)