Form 10-Q
period 2025-06-30
FRANKLIN ELECTRIC CO INC
filed 2025-07-31
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	July 25, 2025
$0.10	44,484,632 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net sales	$587,434	$543,258	$1,042,681	$1,004,158
Cost of sales	375,608	343,461	666,952	640,781
Gross profit	211,826	199,797	375,729	363,377
Selling, general, and administrative expenses	123,521	120,648	243,164	236,292
Restructuring expense	164	—	323	—
Operating income	88,141	79,149	132,242	127,085
Interest expense	(2,805)	(1,976)	(4,604)	(3,424)
Other income (expense), net	(164)	184	679	890
Foreign exchange expense, net	(4,548)	(436)	(5,841)	(5,316)
Income before income taxes	80,624	76,921	122,476	119,235
Income tax expense	20,061	17,590	30,539	26,812
Net income	$60,563	$59,331	$91,937	$92,423
Less: Net income attributable to noncontrolling interests	(423)	(232)	(835)	(365)
Net income attributable to Franklin Electric Co., Inc.	$60,140	$59,099	$91,102	$92,058
Earnings per share:
Basic	$1.32	$1.28	$1.99	$1.99
Diluted	$1.31	$1.26	$1.97	$1.97

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net income	$60,563	$59,331	$91,937	$92,423
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	26,053	(10,299)	39,102	(17,514)
Employee benefit plan activity	411	577	823	1,153
Other comprehensive income/(loss)	26,464	(9,722)	39,925	(16,361)
Income tax expense related to items of other comprehensive income/(loss)	(100)	(143)	(202)	(286)
Other comprehensive income/(loss), net of tax	26,364	(9,865)	39,723	(16,647)
Comprehensive income	86,927	49,466	131,660	75,776
Less: Comprehensive income attributable to noncontrolling interests	(649)	(217)	(962)	(309)
Comprehensive income attributable to Franklin Electric Co., Inc.	$86,278	$49,249	$130,698	$75,467

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$104,592	$220,540
Receivables, less allowances of $4,235 and $3,547, respectively	315,250	226,826
Inventories:
Raw material	189,693	160,875
Work-in-process	29,125	24,997
Finished goods	354,779	298,003
Total inventories	573,597	483,875
Other current assets	43,001	32,950
Total current assets	1,036,440	964,191

Property, plant, and equipment, at cost:
Land and buildings	177,745	161,860
Machinery and equipment	342,388	316,454
Furniture and fixtures	62,372	58,300
Other	70,538	67,004
Property, plant, and equipment, gross	653,043	603,618
Less: Allowance for depreciation	(411,811)	(380,052)
Property, plant, and equipment, net	241,232	223,566
Lease right-of-use assets, net	61,940	62,637
Deferred income taxes	8,168	8,210
Intangible assets, net	257,490	212,973
Goodwill	395,999	338,501
Other assets	16,643	10,528
Total assets	$2,017,912	$1,820,606

	June 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$206,878	$157,046
Accrued expenses and other current liabilities	100,731	119,771
Current lease liability	19,445	18,878
Income taxes	6,879	20,218
Current maturities of long-term debt and short-term borrowings	270,184	117,814
Total current liabilities	604,117	433,727
Long-term debt	14,511	11,622
Long-term lease liability	42,197	43,304
Deferred income taxes	32,989	10,193
Employee benefit plans	31,524	29,808
Other long-term liabilities	26,001	22,118

Commitments and contingencies (see Note 6)

Redeemable noncontrolling interest	1,511	1,224

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (44,485 and 45,716, respectively)	4,448	4,571
Additional paid-in capital	383,428	363,956
Retained earnings	1,088,407	1,151,575
Accumulated other comprehensive loss	(214,407)	(254,003)
Total shareholders' equity	1,261,876	1,266,099
Noncontrolling interest	3,186	2,511
Total equity	1,265,062	1,268,610
Total liabilities and equity	$2,017,912	$1,820,606

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net income	$91,937	$92,423
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	30,203	27,690
Non-cash lease expense	10,674	10,105
Share-based compensation	7,969	7,015
Deferred income taxes	(890)	(939)
Gain on disposals of plant and equipment	(442)	(62)
Foreign exchange expense	5,841	5,316
Changes in assets and liabilities, net of acquisitions:
Receivables	(61,458)	(82,828)
Inventory	(49,215)	(23,982)
Accounts payable and accrued expenses	11,514	13,171
Operating leases	(10,513)	(10,314)
Income taxes	(11,616)	(2,755)
Income taxes-U.S. Tax Cuts and Jobs Act	(4,837)	(3,870)
Employee benefit plans	(143)	(384)
Other, net	12,973	4,417
Net cash flows from operating activities	31,997	35,003
Cash flows from investing activities:
Additions to property, plant, and equipment	(18,415)	(19,445)
Proceeds from sale of property, plant, and equipment	727	418
Cash paid for acquisitions, net of cash acquired	(109,687)	(1,151)
Other, net	54	21
Net cash flows from investing activities	(127,321)	(20,157)
Cash flows from financing activities:
Proceeds from issuance of debt	269,489	225,039
Repayments of debt	(134,639)	(195,856)
Payment of debt issuance costs	(974)	—
Proceeds from issuance of common stock	2,954	4,302
Purchases of common stock	(129,321)	(47,895)
Dividends paid	(25,321)	(23,980)
Deferred payments for acquisitions	(4,300)	(348)
Net cash flows from financing activities	(22,112)	(38,738)
Effect of exchange rate changes on cash and cash equivalents	1,488	(2,967)
Net change in cash and cash equivalents	(115,948)	(26,859)
Cash and cash equivalents at beginning of period	220,540	84,963
Cash and cash equivalents at end of period	$104,592	$58,104

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$703	$422
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$7,840	$17,202
Payable to sellers of acquired entities	$1,523	$1,300
Issuance of common stock - deferred Board of Director compensation	$8,573	$—
Payable for share repurchases	$—	$316
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2025, and for the second quarters and six months ended June 30, 2025 and June 30, 2024 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the second quarter and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

2. ACQUISITIONS
2025
Barnes
In March 2025, the Company acquired 100 percent of Barnes de Colombia S.A. ("Barnes"), a leading manufacturer and distributor of industrial and commercial pumps based in Cota, Cundinamarca, Colombia, for total upfront cash consideration of $96.6 million, net of cash acquired.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2025. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and cash equivalents	$3.4
Receivables	9.6
Inventories	24.2
Other current assets	4.2
Property, plant and equipment	11.8
Goodwill	46.8
Other intangible assets	45.5
Other non-current assets	3.6
Debt	(12.6)
Accounts payable	(9.7)
Accrued expenses and other current liabilities	(3.6)
Deferred tax liabilities	(20.4)
Other non-current liabilities	$(2.8)
Total assets acquired and liabilities assumed	$100.0

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

The results of operations of the acquired business have been included in the Company’s consolidated statement of income since the date the business was acquired. The Barnes acquisition contributed $15.0 million of net sales for the six months ended June 30, 2025 while the impact on net income was not significant. The Company has not presented pro forma financial information for the Barnes acquisition because its results are not material to the Company’s condensed consolidated financial statements.

PumpEng
In February 2025, the Company acquired 100 percent of the ownership interests of PumpEng Pty Ltd ("PumpEng") for a purchase price of AUD 24.0 million (approximately $15.0 million). PumpEng, based in Australia, specializes in the design, manufacture and service of submersible pumps for the mining sector.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2025. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date. The purchase price was primarily allocated to goodwill and other intangible assets as well as accounts receivable, inventory and fixed assets. The goodwill, which is not deductible for tax purposes, includes the value of an assembled workforce, potential future technologies as well as the overall strategic benefits provided to the Company’s product portfolio and is included in the Water Systems segment.

The Company has not included various disclosures for the PumpEng acquisition including presenting separate results of operations of the acquired company since the closing of the acquisition or combined pro forma financial information of the Company and the acquired business, as the Company does not consider the acquisition to be material.

For the second quarter and six months ended June 30, 2025, acquisition costs associated with the 2025 acquisitions were $0.6 million and $2.1 million, respectively. Acquisition costs for all periods in 2024 were insignificant.

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets, excluding goodwill, are as follows:

(In millions)	June 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	$304.5	$(139.9)	$263.4	$(128.8)
Patents	7.4	(7.4)	7.2	(7.2)
Technology	10.3	(7.6)	7.5	(7.5)
Trade names	56.9	(9.8)	44.5	(8.1)
Other	3.0	(2.6)	2.8	(2.4)
Total	$382.1	$(167.3)	$325.4	$(154.0)
Non-amortizing intangibles:
Trade names	42.6	—	41.6	—
Total intangibles	$424.7	$(167.3)	$367.0	$(154.0)

Amortization expense related to intangible assets for the second quarters ended June 30, 2025 and June 30, 2024 was $6.0 million and $4.7 million, respectively, and for six months ended June 30, 2025 and June 30, 2024 was $11.1 million and $9.5 million, respectively.

The change in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2025 is as follows:

(In millions)
	Water Systems	Energy Systems	Distribution	Consolidated
Balance as of December 31, 2024	$217.6	$70.3	$50.6	$338.5
Acquisitions	52.7	—	—	52.7
Adjustments to prior year acquisitions	0.1	—	—	0.1
Foreign currency translation	4.4	0.3	—	4.7
Balance as of June 30, 2025	$274.8	$70.6	$50.6	$396.0

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	June 30, 2025	December 31, 2024
Salaries, wages, and commissions	$43.3	$49.0
Product warranty costs	8.9	9.0
Insurance	2.8	2.4
Employee benefits	15.6	19.9
Other	30.1	39.5
Total	$100.7	$119.8

5. DEBT
Debt consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
New York Life Agreement	$75.0	$75.0
Credit Agreement	186.0	41.4
Tax increment financing debt	12.2	12.8
Foreign subsidiary debt	11.5	0.3
Less: unamortized debt issuance costs	—	(0.1)
	$284.7	$129.4
Less: current maturities	(270.2)	(117.8)
Long-term debt	$14.5	$11.6

Credit Agreement
On May 14, 2025, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”). The Fifth Amended and Restated Credit Agreement extended the maturity date of the Company’s Fourth Amended and Restated Credit Agreement, as amended (which is referred to in this current report as the “Previous Credit Agreement”) to May 14, 2030 while keeping the revolving commitment amount unchanged at $350.0 million. The Credit Agreement provides that the Borrowers may request an increase in the aggregate commitments by up to $175.0 million (not to exceed a total commitment of $525.0 million) subject to the conditions contained therein. The Previous Credit Agreement provided the Borrowers could request an increase in the aggregate revolving commitments by up to $125.0 million (not to exceed a total commitment of $475.0 million). All of the Company's present and future material domestic subsidiaries unconditionally guaranty all of the Borrowers' obligations under and in connection with the Credit Agreement. Additionally, the Company unconditionally guarantees all of the obligations of Franklin Electric B.V. under the Credit Agreement. Under the Credit Agreement, the Borrowers are required to pay certain fees, including a commitment fee of 0.10% to 0.25% (depending on the Company's leverage ratio) of the aggregate commitment, payable quarterly in arrears. The Credit Agreement contains customary affirmative and negative covenants. Loans may be made either at (i) a Term Benchmark rate based on SOFR, for borrowings denominated in Dollars, or EURIBOR, for borrowings denominated in Euros, plus an applicable margin of  1.00% to 1.75% (depending on the Company's leverage ratio), or (ii) an alternative base rate as defined in the Credit Agreement.

As of June 30, 2025, the Company had $186.0 million outstanding borrowings with a weighted-average interest rate of 4.3 percent, $4.6 million in letters of credit outstanding, and $159.4 million of available capacity under the Credit Agreement. As of December 31, 2024, the Company had $41.4 million outstanding borrowings with a weighted-average interest rate of 3.7 percent, $4.5 million in letters of credit outstanding, and $304.1 million of available capacity under the Previous Credit Agreement.

The Company also has overdraft lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $20.1 million. As of June 30, 2025, there were no outstanding borrowings and $20.1 million of available capacity under these lines of credit. As of December 31, 2024, there were $16.8 million overdraft lines of credit with no outstanding borrowings and $16.8 million of available capacity under these lines of credit.

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

At June 30, 2025, the Company had $8.0 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production and finished goods.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the six months ended June 30, 2025, are as follows:

(In millions)
Balance as of December 31, 2024	$9.0
Accruals related to product warranties	5.4
Reductions for payments made	(5.5)
Balance as of June 30, 2025	$8.9

7. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the second quarters and six months ended June 30, 2025 and June 30, 2024:

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2025	$4,572	$370,347	$1,162,873	$(240,545)	$2,675	$1,299,922	$1,373
Net income	—	—	60,140	—	284	60,424	139
Dividends on common stock ($0.265/share)	—	—	(12,161)	—	—	(12,161)	—
Common stock issued	12	10,077	—	—	—	10,089	—
Common stock repurchased	(139)	—	(122,445)	—	—	(122,584)	—
Share-based compensation	3	3,004	—	—	—	3,007	—
Currency translation adjustment	—	—	—	25,827	227	26,054	(1)
Pension and other post retirement plans, net of taxes	—	—	—	311	—	311	—
Balance as of June 30, 2025	$4,448	$383,428	$1,088,407	$(214,407)	$3,186	$1,265,062	$1,511

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2024	$4,609	$352,797	$1,090,874	$(227,855)	$2,554	$1,222,979	$1,109
Net income	—	—	59,099	—	186	59,285	46
Dividends on common stock ($0.250/share)	—	—	(11,564)	—	—	(11,564)	—
Common stock issued	—	252	—	—	—	252	—
Common stock repurchased	(40)	—	(39,124)	—	—	(39,164)	—
Share-based compensation	6	2,967	—	—	—	2,973	—
Dividend to noncontrolling interest	—	—	—	—	—	—	(21)
Currency translation adjustment	—	—	—	(10,284)	(15)	(10,299)	—
Pension and other post retirement plans, net of taxes	—	—	—	434	—	434	—
Balance as of June 30, 2024	$4,575	$356,016	$1,099,285	$(237,705)	$2,725	$1,224,896	$1,134

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2024	$4,571	$363,956	$1,151,575	$(254,003)	$2,511	$1,268,610	$1,224
Net Income	—	—	91,102	—	600	91,702	235
Dividends on common stock ($0.530/share)	—	—	(24,359)	—	—	(24,359)	—
Common stock issued	14	11,513	—	—	—	11,527	—
Common stock repurchased	(147)	—	(129,911)	—	—	(130,058)	—
Share-based compensation	10	7,959	—	—	—	7,969	—
Currency translation adjustment	—	—	—	38,975	75	39,050	52
Pension and other post retirement plans, net of taxes	—	—	—	621	—	621	—
Balance as of June 30, 2025	$4,448	$383,428	$1,088,407	$(214,407)	$3,186	$1,265,062	$1,511

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2023	$4,607	$344,717	$1,078,512	$(221,114)	$2,426	$1,209,148	$1,145
Net Income	—	—	92,058	—	355	92,413	10
Dividends on common stock ($0.500/share)	—	—	(23,124)	—	—	(23,124)	—
Common stock issued	7	4,295	—	—	—	4,302	—
Common stock repurchased	(50)	—	(48,161)	—	—	(48,211)	—
Share-based compensation	11	7,004	—	—	—	7,015	—
Dividend to noncontrolling interest	—	—	—	—	—	—	(21)
Currency translation adjustment	—	—	—	(17,458)	(56)	(17,514)	—
Pension and other post retirement plans, net of taxes	—	—	—	867	—	867	—
Balance as of June 30, 2024	$4,575	$356,016	$1,099,285	$(237,705)	$2,725	$1,224,896	$1,134

8. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2025 and June 30, 2024, are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
For the six months ended June 30, 2025:
Balance as of December 31, 2024	$(215.0)	$(39.0)	$(254.0)

Other comprehensive income/(loss) before reclassifications	39.0	—	39.0
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.6	0.6
Net other comprehensive income/(loss)	39.0	0.6	39.6

Balance as of June 30, 2025	$(176.0)	$(38.4)	$(214.4)

For the six months ended June 30, 2024:
Balance as of December 31, 2023	$(179.3)	$(41.8)	$(221.1)

Other comprehensive income/(loss) before reclassifications	(17.5)	—	(17.5)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.9	0.9
Net other comprehensive income/(loss)	(17.5)	0.9	(16.6)

Balance as of June 30, 2024	$(196.8)	$(40.9)	$(237.7)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 9 for additional details) and is included in the "Other (expense) income, net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $0.2 million and $0.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

Amounts related to noncontrolling interests were not material.

9. EMPLOYEE BENEFIT PLANS
The following table sets forth the aggregated net periodic benefit cost for all pension plans for the second quarters and six months ended June 30, 2025 and June 30, 2024:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service cost	$0.1	$0.2	$0.1	$0.3
Interest cost	1.5	1.6	2.9	3.1
Expected return on assets	(1.6)	(1.9)	(3.2)	(3.8)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	0.4	0.6	0.8	1.2
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.4	$0.5	$0.6	$0.8

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the second quarters and six months ended June 30, 2025 and June 30, 2024:

(In millions)	Other Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service cost	$—	$—	$—	$—
Interest cost	—	—	0.1	0.1
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	—	—	—	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$—	$—	$0.1	$0.1

10. INCOME TAXES
The Company’s effective tax rate for the six-month period ended June 30, 2025 was 24.9 percent as compared to 22.5 percent for the six-month period ended June 30, 2024. The effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to U.S state taxes and foreign earnings taxed at rates higher than the U.S. statutory rate partially offset by the recognition of the U.S. foreign-derived intangible income (FDII) provisions. For the second quarter of 2025, the effective tax rate was 24.9 percent compared to 22.9 percent for the second quarter of 2024.

The increase in the effective tax rate for the second quarter and first six months of 2025 compared to the comparable periods in the prior year was primarily due to mix of foreign earnings taxed at rates different than the U.S. statutory rate, a decreased benefit in the U.S. foreign-derived intangible income (FDII) provision related to a prior year prepayment of inventory from foreign subsidiaries, and less favorable discrete events in 2025, primarily related to excess tax benefits from share-based compensation.

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act ("OBBB") was signed into law, which includes a broad range of tax reform provisions that may affect the Company's financial results. The OBBB allows an elective deduction for domestic Research and Development (R&D), a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries, among other provisions. The Company is currently evaluating the impact of these provisions which could affect the Company's effective tax rate and deferred tax assets in 2025 and future periods. A quantitative estimate of the specific financial effects cannot be reasonably determined at this time due to the complexity of the changes in the tax reform. The impact of those tax provisions in the OBBB will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$60.1	$59.1	$91.1	$92.1
Less: Earnings allocated to participating securities	0.2	0.2	0.3	0.3
Net income available to common shareholders	$59.9	$58.9	$90.8	$91.8
Denominator:
Basic weighted average common shares outstanding	45.4	46.0	45.6	46.0
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.5	0.6	0.5	0.6
Diluted weighted average common shares outstanding	45.9	46.6	46.1	46.6
Basic earnings per share	$1.32	$1.28	$1.99	$1.99
Diluted earnings per share	$1.31	$1.26	$1.97	$1.97

There were 0.2 million and 0.1 million stock options outstanding for the second quarters and six months ended June 30, 2025 and June 30, 2024, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

12. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of June 30, 2025 and December 31, 2024, the swap had a notional value based on 150,000 shares and 250,000 shares, respectively. For the second quarter and six months ended June 30, 2025, changes in the fair value of the swap resulted in losses of $1.6 million and $2.8 million, respectively. For the second quarter and six months ended June 30, 2024, changes in the fair value of the swap resulted in a losses of $2.9 million and $0.8 million, respectively. Gains and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. As of June 30, 2025, the Company had a notional amount of $116.4 million in forward currency contracts outstanding and the related fair value of those contracts was a net liability of $0.2 million. The forward currency contracts asset and liability are recorded within the "Receivables" and "Accounts Payable" lines of the condensed consolidated balance sheets. As of December 31, 2024, the Company had no foreign currency contracts outstanding. For the second quarter and six months ended June 30, 2025, changes in the fair value of the forward currency contracts resulted in gains of $6.8 million and $11.2 million, respectively. For the second quarter and six months ended June 30, 2024, changes in the fair value of the forward currency contracts resulted in losses of $0.9 million and $0.3 million, respectively. These gains and losses are recorded in the Company's condensed consolidated statements of income within the "Foreign exchange expense, net" line.

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

As of June 30, 2025 and December 31, 2024, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9.6	$9.6	$—	$—
Share swap transaction	0.4	0.4	—	—
Forward currency contracts	0.2	—	0.2	—
Total assets	$10.2	$10.0	$0.2	$—

Liabilities:
Forward currency contracts	$0.4	$—	$0.4	$—
Total liabilities	$0.4	$—	$0.4	$—

(In millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5.0	$5.0	$—	$—
Total assets	$5.0	$5.0	$—	$—

Liabilities:
Share swap transaction	$2.5	$2.5	$—	$—
Contingent payments related to acquisition	5.0	—	—	5.0
Total liabilities	$7.5	$2.5	$—	$5.0

The Company’s Level 1 cash equivalents assets are generally comprised of foreign bank guaranteed certificates of deposit and short term deposits. The forward currency contracts asset and the share swap transaction asset are recorded within the "Receivables" line of the condensed consolidated balance sheets. The forward currency contracts liability and the share swap transaction liability are recorded within the "Accounts payable" line of the condensed consolidated balance sheets. The forward currency contracts and share swap transaction are further described in Note 12 - Financial Instruments.

The Company's Level 3 category includes contingent consideration related to acquisitions, which valuation inputs are unobservable and significant to the fair value measurement. Projections and estimated probabilities are used to estimate future contingent earn-out payments, which are discounted back to present value to compute contingent earn-out liabilities. The following table provides a roll-forward of the contingent consideration liability, which is included in "Accrued expenses and other current liabilities" as of June 30, 2025 and June 30, 2024:

	Second Quarter Ended	Six Months Ended
(In millions)	June 30, 2025	June 30, 2025
Fair value at beginning of period	$—	$5.0
Adjustments to prior year acquisition	—	—
Change in fair value recognized in earnings	—	—
Payments	—	(5.0)
Fair value at end of period	$—	$—

Total debt, including current maturities, have carrying amounts of $284.7 million and $129.4 million and estimated fair values of $283.7 million and $128.0 million as of June 30, 2025 and December 31, 2024, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

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

The Company's chief operating decision maker is its Chief Executive Officer. Performance is evaluated based on the sales and operating income of the segments. Operating income and margin are used to evaluate income generated from segment assets in deciding whether to reinvest profits into each segment or other parts of the entity. Operating income is also used to monitor budget versus actual results for purposes of determining portions of management compensation and for benchmarking against similar measures used by peers and competitors. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented as corporate expenses are not allocated to segments. Interest expense, other income (expense), net, foreign exchange expense, net, and income tax expense are also not allocated to each segment.

The following tables summarize reportable business segment information with a reconciliation to our condensed consolidated results for the periods presented:

Second Quarter Ended June 30, 2025	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$309.9	$200.0	$77.5	$587.4
Intersegment sales	30.9	—	—	30.9
	$340.8	$200.0	$77.5	$618.3

Elimination of intersegment sales				$(30.9)
Total consolidated sales				$587.4

Cost of sales	$222.9	$146.6	$38.2
Selling, general and administrative expenses	56.0	37.3	10.2
Restructuring expense	0.1	—	—
Segment operating income	$61.8	$16.1	$29.1	$107.0

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$1.1
Corporate general and administrative expenses				(20.0)
Interest expense				(2.8)
Other income (expense), net				(0.2)
Foreign exchange expense, net				(4.5)
Consolidated income before income taxes				$80.6

Second Quarter Ended June 30, 2024	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$279.7	$190.5	$73.1	$543.3
Intersegment sales	35.9	—	—	35.9
	$315.6	$190.5	$73.1	$579.2

Elimination of intersegment sales				$(35.9)
Total consolidated sales				$543.3

Cost of sales	$202.3	$140.0	$36.2
Selling, general and administrative expenses	51.0	40.7	10.9
Restructuring expense	—	—	—
Segment operating income	$62.3	$9.8	$26.0	$98.1

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$(0.9)
Corporate general and administrative expenses				(18.1)
Interest expense				(2.0)
Other income (expense), net				0.2
Foreign exchange expense, net				(0.4)
Consolidated income before income taxes				$76.9

Six Months Ended June 30, 2025	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$556.5	$341.9	$144.3	$1,042.7
Intersegment sales	71.6	—	—	71.6
	$628.1	$341.9	$144.3	$1,114.3

Elimination of intersegment sales				$(71.6)
Total consolidated sales				$1,042.7

Cost of sales	$414.1	$249.0	$72.6
Selling, general and administrative expenses	108.6	74.5	20.7
Restructuring expense	0.1	0.2	—
Segment operating income	$105.3	$18.2	$51.0	$174.5

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				(3.0)
Corporate general and administrative expenses				(39.3)
Interest expense				(4.6)
Other income (expense), net				0.7
Foreign exchange expense, net				(5.8)
Consolidated income before income taxes				$122.5

Six Months Ended June 30, 2024	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$531.5	$337.5	$135.2	$1,004.2
Intersegment sales	70.7	—	—	70.7
	$602.2	$337.5	$135.2	$1,074.9

Elimination of intersegment sales				$(70.7)
Total consolidated sales				$1,004.2

Cost of sales	$391.6	$247.4	$68.9
Selling, general and administrative expenses	101.1	78.4	21.6
Restructuring expense	—	—	—
Segment operating income	$109.5	$11.7	$44.7	$165.9

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				(3.7)
Corporate general and administrative expenses				(35.2)
Interest expense				(3.4)
Other income (expense), net				0.9
Foreign exchange expense, net				(5.3)
Consolidated income before income taxes				$119.2

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Depreciation and amortization
Water Systems	$11.6	$9.7	$21.8	$19.3
Distribution	2.3	2.4	4.7	4.8
Energy Systems	1.1	1.0	2.1	2.1
Total segment depreciation and amortization	$15.0	$13.1	$28.6	$26.2
Corporate	0.8	0.8	1.6	1.5
Total depreciation and amortization	$15.8	$13.9	$30.2	$27.7

Capital Expenditures
Water Systems	10.2	6.7	13.4	10.5
Distribution	1.4	3.5	3.1	6.1
Energy Systems	0.2	0.5	1.0	1.0
Total segment capital expenditure	$11.8	$10.7	$17.5	$17.6
Corporate	0.5	1.0	0.9	1.8
Total capital expenditures	$12.3	$11.7	$18.4	$19.4

Assets
Water Systems	$1,282.1	$1,056.5
Distribution	399.0	415.5
Energy Systems	269.2	259.5
Total segment assets	1,950.3	1,731.5
Corporate	67.6	52.8
Total assets	$2,017.9	$1,784.3

Cash and property, plant and equipment are the major asset groups in “Corporate” of total assets for the quarters ended June 30, 2025 and June 30, 2024.

The following table disaggregates the Company's net sales from contracts with customers by segment:

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	Net sales
Water Systems
External sales
United States & Canada	$172.9	$157.7	$307.9	$295.7
Latin America	52.8	41.8	92.3	83.1
Europe, Middle East & Africa	55.7	56.0	107.2	108.3
Asia Pacific	28.5	24.2	49.1	44.4
Intersegment sales
United States & Canada	30.9	35.9	71.6	70.7
Total sales	340.8	315.6	628.1	602.2
Distribution
External sales
United States & Canada	200.0	190.5	341.9	337.5
Intersegment sales	—	—	—	—
Total sales	200.0	190.5	341.9	337.5
Energy Systems
External sales
United States & Canada	60.5	58.4	112.3	105.1
All other	17.0	14.7	32.0	30.1
Intersegment sales	—	—	—	—
Total sales	77.5	73.1	144.3	135.2

Intersegment Eliminations/Other	(30.9)	(35.9)	(71.6)	(70.7)
Consolidated	$587.4	$543.3	$1,042.7	$1,004.2

15. SUBSEQUENT EVENT
In July 2025, the Company began the process of terminating the Franklin Electric Co,, Inc. Pension Plan by making lump sum payments of $59.9 million directly to eligible participants who elected that payment option. Additionally, the Company purchased a single premium group annuity contract from an independent insurance company, in which $30 million in future pension obligations were transferred to the insurance company to pay the outstanding accrued benefits to participants and beneficiaries of the plan.The annuity contract and lump sum payments do not exceed the assets of the plan, there will be no cash or asset contributions made by the Company. Management estimates that the Company will recognize a one-time non-cash pre-tax pension settlement charge of approximately $60 million in the fiscal third quarter of 2025 related to actuarial losses previously recorded in Accumulated Other Comprehensive Loss. The actual charge will depend on finalization of the actuarial and other assumptions. As a result of the plan’s over-funded status, remaining surplus plan assets are expected to be utilized to fund certain employer contributions associated with one of the Company's qualified 401(k) plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for management’s discussion and analysis of its financial condition and results of operations. The following is management’s discussion and analysis of the Company's financial condition and results of operations for the second quarter and six months ended June 30, 2025 and 2024.

In the first quarter of 2025, the Company acquired Barnes de Colombia S.A. (Barnes), a leading manufacturer and distributor of industrial and commercial pumps based in Colombia. Also in the first quarter of 2025, the Company acquired PumpEng Pty Ltd ("PumpEng"), an Australia-based company that specializes in the design, manufacture and service of submersible pumps for the mining sector. Acquisitions contributed approximately $21.0 million of incremental net sales in the first six months of 2025. Refer to Note 2 in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Barnes and PumpEng acquisitions.

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

Second Quarter 2025 vs. 2024

OVERVIEW
Net sales in the second quarter and first six months of 2025 increased 8 percent and 4 percent, respectively, as compared to the prior-year periods. The sales increases were due to higher volumes, price realization, and the incremental sales impact from recent acquisitions, partially offset by the negative impact of foreign currency translation. The Company's consolidated gross profit was $211.8 million and $375.7 million, respectively, for the second quarter and first six months of 2025, increases of 6 percent and 3 percent, respectively, from the prior-year periods. Diluted earnings per share was $1.31 and $1.97, respectively, for the second quarter and first six months of 2025, increases of $0.05 and unchanged, respectively, from the prior-year periods.

RESULTS OF OPERATIONS

Net Sales
Net sales in the second quarter and first six months of 2025 were $587.4 million and $1.0 billion, respectively, and increased 8 percent and 4 percent, respectively, as compared to the prior-year periods. Sales were negatively impacted by changes in foreign exchange rates, partly due to the strengthening of the U.S. Dollar relative to the Argentine Peso and Turkish Lira. However, the Company increases prices in the local currency to offset the impact of currency devaluation in the Argentina and Turkey hyperinflationary economies. As a result, the net negative impact of foreign currency exchange rates on net sales was less than 1 percent in the second quarter and 1 percent in the first six months of 2025 compared to the same period in the prior year.

	Net Sales
(In millions)	Q2 2025	Q2 2024	2025 v 2024
Water Systems	$340.8	$315.6	$25.2
Energy Systems	77.5	73.1	4.4
Distribution	200.0	190.5	9.5
Eliminations/Other	(30.9)	(35.9)	5.0
Consolidated	$587.4	$543.3	$44.1

	Net Sales
(In millions)	YTD June 30, 2025	YTD June 30, 2024	2025 v 2024
Water Systems	628.1	602.2	$25.9
Energy Systems	144.3	135.2	9.1
Distribution	341.9	337.5	4.4
Eliminations/Other	(71.6)	(70.7)	(0.9)
Consolidated	$1,042.7	$1,004.2	$38.5

Net Sales-Water Systems
Water Systems net sales increased 8 percent in the second quarter and 4 percent in the first six months of 2025, as compared to the prior-year periods. The sales growth in the second quarter and the first six months of 2025 was due to incremental sales impact from recent acquisitions of approximately 5 percent and 3 percent, respectively, favorable volumes, and price realization. These increases were partially offset by the negative impact from foreign exchange rates. Sales decreased less than 1 percent in the second quarter and approximately 1 percent in the first six months of 2025 due to the negative impact from foreign exchange rates, as compared to prior-year periods.

Water Systems net sales in the U.S. and Canada increased 5 percent in the second quarter and 4 percent in the first six months of 2025, as compared to the prior-year periods. In the second quarter of 2025, sales of large dewatering equipment increased 20 percent, sales of water treatment products increased 7 percent, sales of all other surface pumping equipment increased 2 percent and sales of groundwater pumping equipment decreased 4 percent compared to 2024. In the first six months of 2025, sales of large dewatering equipment increased 7 percent, sales of water treatment products increased 7 percent, sales of groundwater pumping equipment increased 1 percent and sales of all other surface pumping equipment decreased 2 percent compared to 2024.

Water Systems net sales in markets outside the U.S. and Canada increased 12 percent in the second quarter and 5 percent in the first six months of 2025, as compared to the prior-year periods. The sales growth in the second quarter and the first six months of 2025 was to due incremental sales impact from recent acquisitions of 11 percent and 8 percent, respectively. Sales decreased 1 percent in the second quarter and 3 percent in the first six months of 2025 due to the negative impact from foreign exchange rates, as compared to prior-year periods, while sales increased 11 percent and 8 percent, respectively, compared to prior-year periods due to the incremental sales impact from recent acquisitions. Excluding the impact of foreign currency translation and acquisitions, in both the second quarter and first six months of 2025, sales growth in the Latin America and Asia Pacific regions was partly offset by sales declines in the European region.

Net Sales-Energy Systems
Energy Systems net sales increased 6 percent in the second quarter and 7 percent in the first six months of 2025, as compared to the prior-year periods. This sales increase was primarily due to price realization and favorable volumes.

Energy Systems net sales in the U.S. and Canada increased 6 percent in the second quarter and 8 percent in the first six months of 2025, as compared to the prior-year periods. The increase was primarily in fuel management systems and pumping systems. Outside the U.S. and Canada, Energy Systems sales increased 14 percent in the second quarter and 3 percent in the first six months of 2025, as compared to the prior-year periods, due primarily to sales growth in the Asia Pacific region.

Net Sales - Distribution
Distribution net sales increased 5 percent in the second quarter and 1 percent in the first six months of 2025, as compared to the prior-year periods. The Distribution segment sales increased due to favorable volumes partly offset by the negative impact of commodity pricing declines.

Gross Profit and Expenses Ratios

	Three Months Ended June 30,
(In millions)	2025	% of Net Sales	2024	% of Net Sales
Gross Profit	$211.8	36.1%	$199.8	36.8%
Selling, General and Administrative Expense	123.5	21.0%	120.6	22.2%

	Six Months Ended June 30,
(In millions)	2025	% of Net Sales	2024	% of Net Sales
Gross Profit	$375.7	36.0%	$363.4	36.2%
Selling, General and Administrative Expense	243.2	23.3%	236.3	23.5%

Gross Profit
The gross profit margin ratio was 36.1 percent and 36.0 percent in the second quarter and first six months of 2025, respectively, and 36.8 percent and 36.2 percent in the second quarter and first six months of 2024, respectively. The gross profit margin was unfavorably impacted in the second quarter and first six months of 2025 by Water Systems which was impacted by an unfavorable product and geographic sales mix shift.

Selling, General, and Administrative ("SG&A")
SG&A expenses were $123.5 million in the second quarter and $243.2 million in the first six months of 2025 compared to $120.6 million in the second quarter and $236.3 million in the first six months of 2024. SG&A expenses increased in the second quarter and first six months of 2025 primarily due higher employee compensation costs, including incremental expenses associated with the Company’s executive leadership transitions, and the incremental expense impact of recent acquisitions. The SG&A expenses ratio was 21.0 percent and 23.3 percent in the second quarter and first six months of 2025, respectively, and 22.2 percent and 23.5 percent in the second quarter and first six months of 2024, respectively.

Restructuring Expenses
There were $0.2 million and $0.3 million in restructuring expenses in the second quarter and first six months of 2025, compared to no restructuring expenses in the second quarter and first six months of 2024. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities.

Operating Income
Operating income in the second quarter and first six months of 2025 was $88.1 million and $132.2 million, respectively, increases of 11 percent and 4 percent, respectively, as compared to the prior-year periods.

	Operating income (loss)
(In millions)	Q2 2025	Q2 2024	2025 v 2024
Water Systems	$61.8	$62.3	$(0.5)
Energy Systems	29.1	26.0	3.1
Distribution	16.1	9.8	6.3
Eliminations/Other	(18.9)	(19.0)	0.1
Consolidated	$88.1	$79.1	$9.0

	Operating income (loss)
(In millions)	YTD June 30, 2025	YTD June 30, 2024	2025 v 2024
Water Systems	105.3	109.5	$(4.2)
Energy Systems	51.0	44.8	6.2
Distribution	18.2	11.7	6.5
Eliminations/Other	(42.3)	(38.9)	(3.4)
Consolidated	$132.2	$127.1	$5.1

Operating Income-Water Systems
Water Systems operating income in the second quarter and first six months of 2025 was $61.8 million and $105.3 million, respectively, decreases of $0.5 million and $4.2 million, respectively, as compared to the prior-year periods. The second quarter operating income margin was 18.1 percent, a decrease of 160 basis points from 19.7 percent in the second quarter of 2024. The first six months of 2025 operating income margin was 16.8 percent, a decrease of 140 basis points from 18.2 percent in the first six months of 2024. The decrease in operating income and margin was primarily due to incremental expenses associated with recent acquisitions and an unfavorable product and geographic sales mix shift.

Operating Income-Energy Systems
Energy Systems operating income in the second quarter and first six months of 2025 was $29.1 million and $51.0 million, respectively, increases of $3.1 million and $6.2 million, respectively, as compared to the prior-year periods. The increases were primarily due to higher sales. The second quarter operating income margin was 37.5 percent, an increase of 190 basis points from 35.6 percent in the second quarter of 2024. The first six months of 2025 operating income margin was 35.3 percent, an increase of 220 basis points from 33.1 percent in the first six months of 2024. Operating income margin increased primarily due to price realization, cost management, and a favorable product sales mix shift.

Operating Income-Distribution
Distribution operating income in the second quarter and first six months of 2025 was $16.1 million and $18.2 million, respectively, increases of $6.3 million and $6.5 million, respectively, as compared to the prior-year periods. The second quarter operating income margin was 8.1 percent, an increase of 300 basis points from 5.1 percent in the second quarter of 2024. The first six months of 2025 operating income margin was 5.3 percent, an increase of 180 basis points from 3.5 percent in the first six months of 2024. Operating income and operating income margins increased primarily due to higher sales and reduced SG&A expenses as a result of cost actions implemented in 2024 to improve the performance of the segment.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in the second quarter and first six months of 2025 compared to the prior-year periods of 2024 was a favorable $2.0 million and $0.7 million, respectively. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses increased $1.9 million and $4.1 million, respectively, compared to the prior-year periods, primarily due to higher employee compensation costs, including incremental expenses associated with the Company’s executive leadership transitions.

Interest Expense
Interest expense was $2.8 million and $4.6 million in the second quarter and first six months of 2025, respectively, and $2.0 million and $3.4 million in the second quarter and first six months of 2024, respectively. The increases in the second quarter and first six months of 2025 were primarily driven by higher average amount of outstanding debt.

Other Income, Net
Other income / Expense, net was a net loss of $(0.2) million and a net gain of $0.7 million in the second quarter and first six months of 2025, respectively, and net gains of $0.2 million and $0.9 million in the second quarter and first six months of 2024, respectively.

Foreign Exchange
Foreign currency-based transactions produced an expense of $4.5 million and $5.8 million in the second quarter and first six months of 2025, respectively, and an expense of $0.4 million and $5.3 million in the second quarter and first six months of 2024, respectively. The results in the second quarters and first six months of 2025 and 2024 are primarily due to transaction losses associated with the Argentine Peso and Turkish Lira relative to the U.S. dollar The Company reports the results of its subsidiaries in Argentina and Turkey using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent.

Income Taxes
The provision for income taxes in the second quarter and first six months of 2025 was $20.1 million and $30.5 million, respectively, and $17.6 million and $26.8 million in the second quarter and first six months of 2024, respectively. The effective tax rate for both the second quarter and first six months of 2025 was 24.9 percent, and 22.9 percent and 22.5 percent in the second quarter and the first six months of 2024, respectively. The increase in the effective tax rate was due to mix of foreign earnings taxed at rates different than the U.S. statutory rate, a decreased benefit in the U.S. foreign-derived intangible income (FDII) provision related to a prior year prepayment of inventory from foreign subsidiaries, and less favorable discrete events in 2025, primarily related to excess tax benefits from share-based compensation.

Net Income
Net income in the second quarter and first six months of 2025 was $60.6 million and $91.9 million, respectively, and $59.3 million and $92.4 million in the second quarter and first six months of 2024, respectively. Net income attributable to Franklin Electric Co., Inc. in the second quarter and first six months of 2025 was $60.1 million and $91.1 million, respectively, or $1.31 and $1.97 per diluted share. Net income attributable to Franklin Electric Co., Inc. in the second quarter and first six months of 2024 was $59.1 million and $92.1 million, respectively, or $1.26 and $1.97 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at June 30, 2025 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of June 30, 2025, the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 14, 2030. As of June 30, 2025, the Company had $159.4 million borrowing capacity under its credit agreement as $4.6 million in letters of commercial and standby letters of credit were outstanding and undrawn and $186.0 million revolver borrowings were drawn or outstanding.
In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity on the New York Life Agreement was $175.0 million as of June 30, 2025. The maturity date of the agreement is May 15, 2027.

The Company also has other long-term debt borrowings outstanding as of June 30, 2025. See Note 6 - Debt included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for additional information regarding these obligations and future maturities as well as Note 5 - Debt of this current quarterly report for changes to these agreements since December 31, 2024.

At June 30, 2025, the Company had $97.6 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate the majority of these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first six months of 2025 and 2024.

(In millions)	2025	2024
Net cash flows from operating activities	$32.0	$35.0
Net cash flows from investing activities	(127.3)	(20.2)
Net cash flows from financing activities	(22.1)	(38.7)
Impact of exchange rates on cash and cash equivalents	1.5	(3.0)
Change in cash and cash equivalents	$(115.9)	$(26.9)

Cash Flows from Operating Activities
2025 vs. 2024
Net cash provided by operating activities was $32.0 million for the six months ended June 30, 2025 compared to $35.0 million used by operating activities for the six months ended June 30, 2024. The change in operating cash flow was primarily attributable to changes in working capital.

Cash Flows from Investing Activities
2025 vs. 2024
Net cash used in investing activities was $127.3 million for the six months ended June 30, 2025 compared to $20.2 million used in investing activities for the six months ended June 30, 2024. The change in investing cash flow was primarily attributable to the Barnes and PumpEng acquisitions in the first six months of 2025.

Cash Flows from Financing Activities
2025 vs. 2024
Net cash used in financing activities was $22.1 million for the six months ended June 30, 2025 compared to $38.7 million used in financing activities for the six months ended June 30, 2024. The change in financing cash flow was primarily due to higher net borrowings under the Company's credit facility in 2025 compared to 2024, partially offset by increased repurchases of Company stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the second quarter ended June 30, 2025. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. In February 2023, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The authorization was in addition to the 215,872 shares that remained available for repurchase as of February 16, 2023. In October 2024, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. In June 2025, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,200,000 shares. The authorization was in addition to the 1,126,635 shares that remained available for repurchase as of June 9, 2025. The Company repurchased 1,384,849 shares for approximately $120.3 million under the plan during the second quarter of 2025. The maximum number of shares that may still be purchased under this plan as of June 30, 2025 is 1,126,635.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
April 1 - April 30	143,891	$87.93	143,891	1,167,593
May 1 - May 31	40,958	$86.34	40,958	1,126,635
June 1 - June 30	1,200,000	$86.78	1,200,000	1,126,635
Total	1,384,849	$86.89	1,384,849	1,126,635

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2020)
10.1	Promotion Letter to Russell Fleeger dated February 21, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on May 1, 2025)*
10.2	Retirement Agreement and General Release between the Company and Jeffery L. Taylor dated March 27, 2025 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on May 1, 2025)*
10.3	Retirement and Consulting Agreement between the Company and Gregg C. Sengstack dated April 23, 2025 (filed herewith)*
10.4	Employment Security Agreement between the Company and Jennifer Wolfenbarger (filed herewith)*
10.5	Employment Security Agreement between the Company and Daniela Williams (filed herewith)*
10.6	Confidentiality and Non-Compete Agreement between the Company and Jennifer Wolfenbarger (filed herewith)*
10.7	Confidentiality and Non-Compete Agreement between the Company and Daniela Williams (filed herewith)*
10.8
Fifth Amended and Restated Credit Agreement, dated May 14, 2025, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 20, 2025)

10.9
Share Repurchase Agreement dated June 9, 2025 between the Company and Michael T. Flood, Louise Kellison Marsh, and Old National Bank in their capacity as the Co-Trustees of the Patricia Schaefer Amended and Restated Revocable Trust dated March 1, 2022 (filed herewith)

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
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the second quarters and six months ended June 30, 2025 and 2024 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the second quarter and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: July 31, 2025	By	/s/ Joseph A. Ruzynski
Joseph A. Ruzynski, Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2025	By	/s/ Jennifer A. Wolfenbarger
Jennifer A. Wolfenbarger, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)