Form 10-Q
period 2025-09-30
FRANKLIN ELECTRIC CO INC
filed 2025-10-30
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	October 24, 2025
$0.10	44,510,381 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net sales	$581,714	$531,438	$1,624,395	$1,535,596
Cost of sales	373,010	341,775	1,039,962	982,556
Gross profit	208,704	189,663	584,433	553,040
Selling, general, and administrative expenses	123,474	115,998	366,638	352,290
Restructuring expense	112	139	435	139
Operating income	85,118	73,526	217,360	200,611
Interest expense	(3,496)	(1,556)	(8,100)	(4,980)
Other income (expense), net	(165)	(181)	514	709
Foreign exchange income (expense), net	(2,673)	88	(8,514)	(5,228)
Pension settlement loss	(55,251)	—	(55,251)	—
Income before income taxes	23,533	71,877	146,009	191,112
Income tax expense	6,329	16,983	36,868	43,795
Net income	$17,204	$54,894	$109,141	$147,317
Less: Net income attributable to noncontrolling interests	(466)	(298)	(1,301)	(663)
Net income attributable to Franklin Electric Co., Inc.	$16,738	$54,596	$107,840	$146,654
Earnings per share:
Basic	$0.37	$1.19	$2.38	$3.18
Diluted	$0.37	$1.17	$2.35	$3.14

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Third Quarter Ended			Nine Months Ended
(In thousands)	September 30, 2025		September 30, 2024	September 30, 2025	September 30, 2024

Net income	$17,204		$54,894	$109,141	$147,317
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	4,555		8,706	43,657	(8,808)
Employee benefit plan activity	2,079		553	2,902	1,706
Pension settlement	55,251	0	—	55,251	—
Other comprehensive income/(loss)	61,885		9,259	101,810	(7,102)
Income tax expense related to items of other comprehensive income/(loss)	(14,068)		(137)	(14,270)	(423)
Other comprehensive income/(loss), net of tax	47,817		9,122	87,540	(7,525)
Comprehensive income	65,021		64,016	196,681	139,792
Less: Comprehensive income attributable to noncontrolling interests	(443)		(383)	(1,405)	(692)
Comprehensive income attributable to Franklin Electric Co., Inc.	$64,578		$63,633	$195,276	$139,100

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$102,927	$220,540
Receivables, less allowances of $4,365 and $3,547, respectively	291,178	226,826
Inventories:
Raw material	191,764	160,875
Work-in-process	27,737	24,997
Finished goods	349,679	298,003
Total inventories	569,180	483,875
Other current assets	53,470	32,950
Total current assets	1,016,755	964,191

Property, plant, and equipment, at cost:
Land and buildings	178,175	161,860
Machinery and equipment	348,507	316,454
Furniture and fixtures	62,760	58,300
Other	74,099	67,004
Property, plant, and equipment, gross	663,541	603,618
Less: Allowance for depreciation	(418,226)	(380,052)
Property, plant, and equipment, net	245,315	223,566
Lease right-of-use assets, net	66,891	62,637
Deferred income taxes	8,825	8,210
Intangible assets, net	253,249	212,973
Goodwill	398,362	338,501
Other assets	7,979	10,528
Total assets	$1,997,376	$1,820,606

	September 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$185,775	$157,046
Accrued expenses and other current liabilities	111,340	119,771
Current lease liability	19,781	18,878
Income taxes	14,824	20,218
Current maturities of long-term debt and short-term borrowings	69,074	117,814
Total current liabilities	400,794	433,727
Long-term debt	135,230	11,622
Long-term lease liability	46,632	43,304
Deferred income taxes	32,425	10,193
Employee benefit plans	31,672	29,808
Other long-term liabilities	27,577	22,118

Commitments and contingencies (see Note 7)

Redeemable noncontrolling interest	1,644	1,224

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (44,508 and 45,716, respectively)	4,451	4,571
Additional paid-in capital	386,834	363,956
Retained earnings	1,093,216	1,151,575
Accumulated other comprehensive loss	(166,567)	(254,003)
Total shareholders' equity	1,317,934	1,266,099
Noncontrolling interest	3,468	2,511
Total equity	1,321,402	1,268,610
Total liabilities and equity	$1,997,376	$1,820,606

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024

Cash flows from operating activities:
Net income	$109,141	$147,317
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	46,258	41,825
Pension settlement loss, net of tax	41,693	—
Non-cash lease expense	16,279	15,223
Share-based compensation	10,341	10,127
Deferred income taxes	(2,294)	350
Gain on disposals of plant and equipment	(2,032)	(400)
Foreign exchange expense	8,514	5,228
Changes in assets and liabilities, net of acquisitions:
Receivables	(34,660)	(51,440)
Inventory	(45,036)	(18,760)
Accounts payable and accrued expenses	873	17,218
Operating leases	(16,300)	(15,700)
Income taxes	(3,938)	1,718
Income taxes-U.S. Tax Cuts and Jobs Act	(4,837)	(3,870)
Employee benefit plans	60	(315)
Other, net	10,625	2,565
Net cash flows from operating activities	134,687	151,086
Cash flows from investing activities:
Additions to property, plant, and equipment	(29,820)	(28,897)
Proceeds from sale of property, plant, and equipment	2,578	704
Cash paid for acquisitions, net of cash acquired	(109,948)	(1,151)
Other, net	73	37
Net cash flows from investing activities	(137,117)	(29,307)
Cash flows from financing activities:
Proceeds from issuance of debt	492,895	267,539
Repayments of debt	(437,174)	(280,016)
Payment of debt issuance costs	(974)	—
Proceeds from issuance of common stock	3,991	5,269
Purchases of common stock	(129,415)	(56,989)
Dividends paid	(37,184)	(35,442)
Deferred payments for acquisitions	(4,300)	(348)
Net cash flows from financing activities	(112,161)	(99,987)
Effect of exchange rate changes on cash and cash equivalents	(3,022)	(482)
Net change in cash and cash equivalents	(117,613)	21,310
Cash and cash equivalents at beginning of period	220,540	84,963
Cash and cash equivalents at end of period	$102,927	$106,273

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$946	$931
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$19,004	$23,137
Payable to sellers of acquired entities	$1,539	$1,300
Issuance of common stock - deferred Board of Director compensation	$8,573	$—
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2025, and for the third quarters and nine months ended September 30, 2025 and September 30, 2024 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the third quarter and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

2. ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued But Not Yet Adopted
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides an optional practical expedient to simplify the measurement of credit losses for certain receivables and contract assets. ASU 2025-05 is effective for interim and annual periods beginning after December 15, 2025, with early adoption permitted. The guidance is to be applied prospectively. The Company will adopt this ASU in 2026 and does not anticipate the adoption to have material impact on the Company's financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied prospectively, retrospectively, or utilizing a modified transition method. The Company is currently evaluating the impact of this ASU on the Company's financial statements.

3. ACQUISITIONS
2025
Barnes
In March 2025, the Company acquired 100 percent of Barnes de Colombia S.A. ("Barnes"), a leading manufacturer and distributor of industrial and commercial pumps based in Cota, Cundinamarca, Colombia, for total upfront cash consideration of $96.8 million, net of cash acquired.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2025. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and cash equivalents	$3.4
Receivables	9.6
Inventories	23.6
Other current assets	2.1
Property, plant and equipment	13.5
Goodwill	47.4
Other intangible assets	45.5
Other non-current assets	3.6
Debt	(13.8)
Accounts payable	(9.8)
Accrued expenses and other current liabilities	(2.4)
Deferred tax liabilities	(19.7)
Other non-current liabilities	(2.8)
Total assets acquired and liabilities assumed	$100.2

The Company allocated $33.4 million of the total consideration to customer relationships with a useful life of 8 years, $9.3 million to trade names with a useful life of 11 years, and $2.8 million to developed technology with a useful life of 7 years. The fair values of the intangible assets were determined using the income approach. The discount rates used to measure the intangible assets were 19 percent for customer relationships, 18 percent for trade names, and 18 percent for developed technology. The Company considers the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values. In the third quarter of 2025, the Company recorded various immaterial measurement period adjustments, resulting in an increase to the purchase price of $0.2 million and an increase to goodwill of $0.6 million. The measurement period adjustments did not have a significant impact on the Company’s results of operations.

The goodwill, which is not deductible for tax purposes, includes the value of an assembled workforce, potential future technologies as well as the overall strategic benefits provided to the Company’s product portfolio and is included in the Water Systems segment.

The results of operations of the acquired business have been included in the Company’s consolidated statement of income since the date the business was acquired. The Barnes acquisition contributed $27.2 million of net sales for the nine months ended September 30, 2025 while the impact on net income was not significant. The Company has not presented pro forma financial information for the Barnes acquisition because its results are not material to the Company’s condensed consolidated financial statements.

PumpEng
In February 2025, the Company acquired 100 percent of the ownership interests of PumpEng Pty Ltd ("PumpEng") for a purchase price of AUD 24.0 million (approximately $15.0 million). PumpEng, based in Australia, specializes in the design, manufacture and service of submersible pumps for the mining sector.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2025. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date. The purchase price was primarily allocated to goodwill and other intangible assets as well as accounts receivable, inventory and fixed assets. The goodwill, which is not deductible for tax purposes, includes the value of an assembled workforce, potential future technologies as well as the overall strategic benefits provided to the Company’s product portfolio and is included in the Water Systems segment.

The Company has not included various disclosures for the PumpEng acquisition including presenting separate results of operations of the acquired company since the closing of the acquisition or combined pro forma financial information of the Company and the acquired business, as the Company does not consider the acquisition to be material.

For the third quarter and nine months ended September 30, 2025, acquisition costs associated with the 2025 acquisitions were $0.0 million and $2.0 million, respectively. Acquisition costs for all periods in 2024 were insignificant.

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets, excluding goodwill, are as follows:

(In millions)	September 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	$305.6	$(144.7)	$263.4	$(128.8)
Patents	7.4	(7.4)	7.2	(7.2)
Technology	10.4	(7.7)	7.5	(7.5)
Trade names	58.1	(10.7)	44.5	(8.1)
Other	2.9	(2.5)	2.8	(2.4)
Total	$384.4	$(173.0)	$325.4	$(154.0)
Non-amortizing intangibles:
Trade names	41.8	—	41.6	—
Total intangibles	$426.2	$(173.0)	$367.0	$(154.0)

Amortization expense related to intangible assets for the third quarters ended September 30, 2025 and September 30, 2024 was $6.1 million and $4.7 million, respectively, and for nine months ended September 30, 2025 and September 30, 2024 was $17.2 million and $14.2 million, respectively.

The change in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2025 is as follows:

(In millions)
	Water Systems	Energy Systems	Distribution	Consolidated
Balance as of December 31, 2024	$217.6	$70.3	$50.6	$338.5
Acquisitions	55.4	—	—	55.4
Adjustments to prior year acquisitions	0.1	—	—	0.1
Foreign currency translation	4.2	0.2	—	4.4
Balance as of September 30, 2025	$277.3	$70.5	$50.6	$398.4

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	September 30, 2025	December 31, 2024
Salaries, wages, and commissions	$51.4	$49.0
Product warranty costs	9.0	9.0
Insurance	3.1	2.4
Employee benefits	18.9	19.9
Other	28.9	39.5
Total	$111.3	$119.8

6. DEBT
Debt consisted of the following:

(In millions)	September 30, 2025	December 31, 2024
Prudential Agreement	$50.0	$—
New York Life Agreement	75.0	75.0
Credit Agreement	66.3	41.4
Tax increment financing debt	11.5	12.8
Foreign subsidiary debt	1.5	0.3
Less: unamortized debt issuance costs	—	(0.1)
	$204.3	$129.4
Less: current maturities	(69.1)	(117.8)
Long-term debt	$135.2	$11.6

Prudential Agreement
The Company maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates. On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $150.0 million and changed the expiration date from July 30, 2024 to May 15, 2027. On September 26, 2025, the Company issued and sold $50.0 million of fixed rate senior notes due September 26, 2032. These senior notes bear an interest rate of 5.01 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of September 30, 2025, there was $200.0 million remaining borrowing capacity under the Prudential Agreement.

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"). On May 15, 2024, the Company entered into Amendment No. 1 to the renewal that increased the total available facility amount from lenders to $250.0 million from $200.0 million and changed the expiration date from July 30, 2024 to May 15, 2027. On September 26, 2025, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2032. These senior notes bear an interest rate of 5.01 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of September 30, 2025, there was $175.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of September 30, 2025, the Company had $66.3 million outstanding borrowings with a weighted-average interest rate of 3.6 percent, $6.4 million in letters of credit outstanding, and $277.3 million of available capacity under the Credit Agreement. As of December 31, 2024, the Company had $41.4 million outstanding borrowings with a weighted-average interest rate of 3.7 percent, $4.5 million in letters of credit outstanding, and $304.1 million of available capacity under the Previous Credit Agreement.

The Company also has overdraft lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $19.8 million. As of September 30, 2025, there were $1.3 million outstanding borrowings and $18.5 million of available capacity under these lines of credit. As of December 31, 2024, there were $16.8 million overdraft lines of credit with no outstanding borrowings and $16.8 million of available capacity under these lines of credit.

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

At September 30, 2025, the Company had $9.0 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production and finished goods.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the nine months ended September 30, 2025, are as follows:

(In millions)
Balance as of December 31, 2024	$9.0
Accruals related to product warranties	8.5
Reductions for payments made	(8.5)
Balance as of September 30, 2025	$9.0

8. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the third quarters and nine months ended September 30, 2025 and September 30, 2024:

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of July 1, 2025	$4,448	$383,428	$1,088,407	$(214,407)	$3,186	$1,265,062	$1,511
Net income	—	—	16,738	—	292	17,030	174
Dividends on common stock ($0.265/share)	—	—	(11,835)	—	—	(11,835)	—
Common stock issued	2	1,036	—	—	—	1,038	—
Common stock repurchased	(1)	—	(94)	—	—	(95)	—
Share-based compensation	2	2,370	—	—	—	2,372	—
Dividend to noncontrolling interest	—	—	—	—	—	—	(28)
Currency translation adjustment	—	—	—	4,578	(10)	4,568	(13)
Pension and other post retirement plans, net of taxes	—	—	—	43,262	—	43,262	—
Balance as of September 30, 2025	$4,451	$386,834	$1,093,216	$(166,567)	$3,468	$1,321,402	$1,644

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of July 1, 2024	$4,575	$356,016	$1,099,285	$(237,705)	$2,725	$1,224,896	$1,134
Net income	—	—	54,596	—	252	54,848	46
Dividends on common stock ($0.250/share)	—	—	(11,462)	—	—	(11,462)	—
Common stock issued	2	965	—	—	—	967	—
Common stock repurchased	(9)	—	(8,769)	—	—	(8,778)	—
Share-based compensation	1	3,111	—	—	—	3,112	—
Currency translation adjustment	—	—	—	8,621	86	8,707	(1)
Pension and other post retirement plans, net of taxes	—	—	—	416	—	416	—
Balance as of September 30, 2024	$4,569	$360,092	$1,133,650	$(228,668)	$3,063	$1,272,706	$1,179

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2024	$4,571	$363,956	$1,151,575	$(254,003)	$2,511	$1,268,610	$1,224
Net Income	—	—	107,840	—	892	108,732	409
Dividends on common stock ($0.795/share)	—	—	(36,194)	—	—	(36,194)	—
Common stock issued	16	12,549	—	—	—	12,565	—
Common stock repurchased	(148)	—	(130,005)	—	—	(130,153)	—
Share-based compensation	12	10,329	—	—	—	10,341	—
Dividend to noncontrolling interest	—	—	—	—	—	—	(28)
Currency translation adjustment	—	—	—	43,553	65	43,618	39
Pension and other post retirement plans, net of taxes	—	—	—	43,883	—	43,883	—
Balance as of September 30, 2025	$4,451	$386,834	$1,093,216	$(166,567)	$3,468	$1,321,402	$1,644

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2023	$4,607	$344,717	$1,078,512	$(221,114)	$2,426	$1,209,148	$1,145
Net Income	—	—	146,654	—	607	147,261	56
Dividends on common stock ($0.750/share)	—	—	(34,586)	—	—	(34,586)	—
Common stock issued	9	5,260	—	—	—	5,269	—
Common stock repurchased	(59)	—	(56,930)	—	—	(56,989)	—
Share-based compensation	12	10,115	—	—	—	10,127	—
Dividend to noncontrolling interest	—	—	—	—	—	—	(21)
Currency translation adjustment	—	—	—	(8,837)	30	(8,807)	(1)
Pension and other post retirement plans, net of taxes	—	—	—	1,283	—	1,283	—
Balance as of September 30, 2024	$4,569	$360,092	$1,133,650	$(228,668)	$3,063	$1,272,706	$1,179

9. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the nine months ended September 30, 2025 and September 30, 2024, are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments (2)	Total
For the nine months ended September 30, 2025:
Balance as of December 31, 2024	$(215.0)	$(39.0)	$(254.0)

Other comprehensive income/(loss) before reclassifications	43.6	—	43.6
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	2.2	2.2
Pension settlement, net of tax	—	41.7	41.7
Net other comprehensive income/(loss)	43.6	43.9	87.5

Balance as of September 30, 2025	$(171.4)	$4.9	$(166.5)

For the nine months ended September 30, 2024:
Balance as of December 31, 2023	$(179.3)	$(41.8)	$(221.1)

Other comprehensive income/(loss) before reclassifications	(8.8)	—	(8.8)
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	1.3	1.3
Net other comprehensive income/(loss)	(8.8)	1.3	(7.5)

Balance as of September 30, 2024	$(188.1)	$(40.5)	$(228.6)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 10 for additional details) and is included in the "Other (expense) income, net" line of the Company's condensed consolidated statements of income.

(2) Net of tax expense of $14.3 million and $0.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Amounts related to noncontrolling interests were not material.

10. EMPLOYEE BENEFIT PLANS
On February 13, 2025, our Board of Directors approved the termination of the domestic Franklin Electric Co, Inc. Pension Plan (the “Plan”). On July 9, 2025, lump sum distributions of $59.9 million were made to eligible participants who elected that payment option to settle the obligation. On July 29, 2025, the Company settled its benefit obligation under the Plan for the remaining participants with the purchase of a nonparticipating, single premium annuity contract from a third-party insurance company, for $28.9 million. In connection with the termination and settlement of the Plan, the Company recognized a non-cash pension settlement gross loss of $55.3 million during Q3 related to the actuarial losses previously accumulated in Accumulated Other Comprehensive Loss, which was included in the “Pension settlement loss” line of the Company’s condensed consolidated statements of income.

The following table sets forth the aggregated net periodic benefit cost for all pension plans for the third quarters and nine months ended September 30, 2025 and September 30, 2024:

(In millions)	Pension Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service cost	$0.1	$0.2	$0.2	$0.5
Interest cost	0.9	1.6	3.8	4.7
Expected return on assets	(0.6)	(1.9)	(3.8)	(5.7)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	0.1	0.5	0.9	1.7
Settlement cost	—	—	—	—
Remeasurement of defined benefit pension	2.0	—	2.0	—
Pension settlement loss	55.3	—	55.3	—
Net periodic benefit cost	$57.8	$0.4	$58.4	$1.2

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the third quarters and nine months ended September 30, 2025 and September 30, 2024:

(In millions)	Other Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.2	0.2
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	—	—	—	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.1	$0.1	$0.2	$0.2

11. INCOME TAXES
The Company’s effective tax rate for the nine-month period ended September 30, 2025 was 25.3 percent as compared to 22.9 percent for the nine-month period ended September 30, 2024. The effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to U.S state taxes and foreign earnings taxed at rates higher than the U.S. statutory rate partially offset by the recognition of the U.S. foreign-derived intangible income (FDII) provisions. For the third quarter of 2025, the effective tax rate was 26.9 percent compared to 23.6 percent for the third quarter of 2024.

The increase in the effective tax rate for the third quarter and first nine months of 2025 compared to the comparable periods in the prior year was primarily due to mix of foreign earnings taxed at rates different than the U.S. statutory rate, a decreased benefit in the U.S. foreign-derived intangible income (FDII) provision related to a prior year prepayment of inventory from foreign subsidiaries, and less favorable discrete events in 2025, primarily related to excess tax benefits from share-based compensation.

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act ("OBBB") was signed into law, which includes a broad range of tax reform provisions. The OBBB allows an elective deduction for domestic Research and Development (R&D), a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries, among other provisions. The impact of those tax provisions in the OBBB will depend on the Company's facts in each year and anticipated guidance from the U.S. Department of the Treasury. The Company has recorded impact from OBBB in the third quarter that is not material, nor does the Company expect material impact in the future.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$16.7	$54.6	$107.8	$146.7
Less: Earnings allocated to participating securities	0.1	0.2	0.3	0.5
Net income available to common shareholders	$16.6	$54.4	$107.5	$146.2
Denominator:
Basic weighted average common shares outstanding	44.5	45.7	45.2	45.9
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.5	0.6	0.5	0.6
Diluted weighted average common shares outstanding	45.0	46.3	45.7	46.5
Basic earnings per share	$0.37	$1.19	$2.38	$3.18
Diluted earnings per share	$0.37	$1.17	$2.35	$3.14

There were 0.2 million and 0.1 million stock options outstanding for the third quarters and nine months ended September 30, 2025 and September 30, 2024, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

13. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of September 30, 2025 and December 31, 2024, the swap had a notional value based on 150,000 shares and 250,000 shares, respectively. For the third quarter and nine months ended September 30, 2025, changes in the fair value of the swap resulted in a gain of $0.7 million and a loss of $2.2 million, respectively. For the third quarter and nine months ended September 30, 2024, changes in the fair value of the swap resulted in gains of $1.7 million and $0.9 million, respectively. Gains and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. As of September 30,

2025, the Company had a notional amount of $112.2 million in forward currency contracts outstanding and the related fair value of those contracts was a net liability of $0.8 million. The forward currency contracts asset and liability are recorded within the "Receivables" and "Accounts Payable" lines of the condensed consolidated balance sheets. As of December 31, 2024, the Company had no foreign currency contracts outstanding. For the third quarter and nine months ended September 30, 2025, changes in the fair value of the forward currency contracts resulted in a loss of $0.1 million and a gain of $11.1 million, respectively. For the third quarter and nine months ended September 30, 2024, changes in the fair value of the forward currency contracts resulted in losses of $0.6 million and $0.9 million, respectively. These gains and losses are recorded in the Company's condensed consolidated statements of income within the "Foreign exchange income (expense), net" line.

14. FAIR VALUE MEASUREMENTS
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

As of September 30, 2025 and December 31, 2024, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7.8	$7.8	$—	$—
Forward currency contracts	0.1	—	0.1	—
Marketable securities	10.0	10.0	—	—
Total assets	$17.9	$17.8	$0.1	$—

Liabilities:
Share swap transaction	$0.4	$0.4	$—	$—
Forward currency contracts	0.9	—	0.9	—
Total liabilities	$1.3	$0.4	$0.9	$—

(In millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5.0	$5.0	$—	$—
Total assets	$5.0	$5.0	$—	$—

Liabilities:
Share swap transaction	$2.5	$2.5	$—	$—
Contingent payments related to acquisition	5.0	—	—	5.0
Total liabilities	$7.5	$2.5	$—	$5.0

The Company’s Level 1 cash equivalents assets are generally comprised of foreign bank guaranteed certificates of deposit and short term deposits. The Company’s Level 1 marketable securities assets are comprised of short term investment funds. The marketable securities asset is recorded within the "Other current assets" line of the condensed consolidated balance sheets. These marketable securities were excess plan assets from the pension settlement disclosed in Note 10 – Employee Benefit Plans. The excess plan assets were reclassified to “Other current assets” during the quarter as a result of the pension settlement. The forward currency contracts asset and the share swap transaction asset are recorded within the "Receivables" line of the condensed consolidated balance sheets. The forward currency contracts liability and the share swap transaction liability are recorded within the "Accounts payable" line of the condensed consolidated balance sheets. The forward currency contracts and share swap transaction are further described in Note 13 - Financial Instruments.

The Company's Level 3 category includes contingent consideration related to acquisitions, which valuation inputs are unobservable and significant to the fair value measurement. Projections and estimated probabilities are used to estimate future contingent earn-out payments, which are discounted back to present value to compute contingent earn-out liabilities. The following table provides a roll-forward of the contingent consideration liability, which is included in "Accrued expenses and other current liabilities" as of September 30, 2025:

	Third Quarter Ended	Nine Months Ended
(In millions)	September 30, 2025	September 30, 2025
Fair value at beginning of period	$—	$5.0
Adjustments to prior year acquisition	—	—
Change in fair value recognized in earnings	—	—
Payments	—	(5.0)
Fair value at end of period	$—	$—

Total debt, including current maturities, have carrying amounts of $204.3 million and $129.4 million and estimated fair values of $197.5 million and $128.0 million as of September 30, 2025 and December 31, 2024, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

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

The following tables summarize reportable business segment information with a reconciliation to our condensed consolidated results for the periods presented:

Third Quarter Ended September 30, 2025	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$304.4	$197.3	$80.0	$581.7
Intersegment sales	32.2	—	—	32.2
	$336.6	$197.3	$80.0	$613.9

Elimination of intersegment sales				$(32.2)
Total consolidated sales				$581.7

Cost of sales	$220.1	$142.6	$43.5
Selling, general and administrative expenses	56.2	38.4	11.1
Restructuring expense	0.1	—	—
Segment operating income	$60.2	$16.3	$25.4	$101.9

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$1.1
Corporate general and administrative expenses				(17.8)
Interest expense				(3.5)
Other income (expense), net				(0.2)
Foreign exchange expense, net				(2.7)
Pension settlement loss				(55.3)
Consolidated income before income taxes				$23.5

Third Quarter Ended September 30, 2024	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$270.9	$190.8	$69.7	$531.4
Intersegment sales	31.3	—	—	31.3
	$302.2	$190.8	$69.7	$562.7

Elimination of intersegment sales				$(31.3)
Total consolidated sales				$531.4

Cost of sales	$200.1	$139.9	$35.1
Selling, general and administrative expenses	49.2	38.7	10.5
Restructuring expense	0.1	—	—
Segment operating income	$52.8	$12.2	$24.1	$89.1

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$2.1
Corporate general and administrative expenses				(17.6)
Interest expense				(1.6)
Other income (expense), net				(0.2)
Foreign exchange income, net				0.1
Pension settlement loss				—
Consolidated income before income taxes				$71.9

Nine Months Ended September 30, 2025	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$861.0	$539.1	$224.3	$1,624.4
Intersegment sales	103.7	—	—	103.7
	$964.7	$539.1	$224.3	$1,728.1

Elimination of intersegment sales				$(103.7)
Total consolidated sales				$1,624.4

Cost of sales	$634.2	$391.4	$116.1
Selling, general and administrative expenses	164.8	112.9	31.8
Restructuring expense	0.2	0.2	—
Segment operating income	$165.5	$34.6	$76.4	$276.5

Reconciliation of segment operating income to income before income taxes
Deferred intersegment loss				(2.0)
Corporate general and administrative expenses				(57.1)
Interest expense				(8.1)
Other income (expense), net				0.5
Foreign exchange expense, net				(8.5)
Pension settlement loss				(55.3)
Consolidated income before income taxes				$146.0

Nine Months Ended September 30, 2024	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$802.4	$528.3	$204.9	$1,535.6
Intersegment sales	102.0	—	—	102.0
	$904.4	$528.3	$204.9	$1,637.6

Elimination of intersegment sales				$(102.0)
Total consolidated sales				$1,535.6

Cost of sales	$591.7	$387.2	$104.0
Selling, general and administrative expenses	150.3	117.1	32.0
Restructuring expense	0.1	0.1	—
Segment operating income	$162.3	$23.9	$68.9	$255.1

Reconciliation of segment operating income to income before income taxes
Deferred intersegment loss				(1.7)
Corporate general and administrative expenses				(52.8)
Interest expense				(5.0)
Other income (expense), net				0.7
Foreign exchange expense, net				(5.2)
Pension settlement loss				—
Consolidated income before income taxes				$191.1

	Third Quarter Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Depreciation and amortization
Water Systems	$11.9	$9.9	$33.7	$29.2
Distribution	2.3	2.3	7.0	7.1
Energy Systems	1.1	1.1	3.2	3.1
Total segment depreciation and amortization	$15.3	$13.3	$43.9	$39.4
Corporate	0.8	0.8	2.4	2.4
Total depreciation and amortization	$16.1	$14.1	$46.3	$41.8

Capital Expenditures
Water Systems	$12.4	$7.0	$22.3	$17.5
Distribution	1.5	1.8	4.6	7.9
Energy Systems	0.5	0.2	1.6	1.2
Total segment capital expenditure	$14.4	$9.0	$28.5	$26.6
Corporate	0.4	0.5	1.3	2.3
Total capital expenditures	$14.8	$9.5	$29.8	$28.9

Assets
Water Systems	$1,244.3	$1,052.1
Distribution	385.1	398.0
Energy Systems	273.1	255.6
Total segment assets	$1,902.5	$1,705.7
Corporate	94.9	101.5
Total assets	$1,997.4	$1,807.2

Cash and property, plant and equipment are the major asset groups in “Corporate” of total assets for the quarters ended September 30, 2025 and September 30, 2024.

The following table disaggregates the Company's net sales from contracts with customers by segment:

	Third Quarter Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	Net sales
Water Systems
External sales
United States & Canada	$168.4	$152.3	$476.4	$448.0
Latin America	55.4	43.5	147.7	126.6
Europe, Middle East & Africa	57.5	53.4	164.7	161.7
Asia Pacific	23.1	21.7	72.2	66.1
Intersegment sales
United States & Canada	32.2	31.3	103.7	102.0
Total sales	336.6	302.2	964.7	904.4
Distribution
External sales
United States & Canada	197.3	190.8	539.1	528.3
Intersegment sales	—	—	—	—
Total sales	197.3	190.8	539.1	528.3
Energy Systems
External sales
United States & Canada	61.4	55.1	173.7	160.2
All other	18.6	14.6	50.6	44.7
Intersegment sales	—	—	—	—
Total sales	80.0	69.7	224.3	204.9

Intersegment Eliminations/Other	(32.2)	(31.3)	(103.7)	(102.0)
Consolidated	$581.7	$531.4	$1,624.4	$1,535.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for management’s discussion and analysis of its financial condition and results of operations. The following is management’s discussion and analysis of the Company's financial condition and results of operations for the third quarter and nine months ended September 30, 2025 and 2024.

In the first quarter of 2025, the Company acquired Barnes de Colombia S.A. (Barnes), a leading manufacturer and distributor of industrial and commercial pumps based in Colombia. Also in the first quarter of 2025, the Company acquired PumpEng Pty Ltd ("PumpEng"), an Australia-based company that specializes in the design, manufacture and service of submersible pumps for the mining sector. Acquisitions contributed $37.2 million of incremental net sales in the first nine months of 2025. Refer to Note 3 in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Barnes and PumpEng acquisitions.
In the third quarter of 2025, the Company completed the process of settling the Franklin Electric Co,, Inc. Pension Plan resulting in a third quarter of 2025 pre-tax pension settlement charge of $55.3 million related to actuarial losses previously recorded in Accumulated Other Comprehensive Loss. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for additional information on the pension settlement loss.

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

Third Quarter 2025 vs. 2024

OVERVIEW
Net sales in the third quarter and first nine months of 2025 were $581.7 million and $1.6 billion, respectively, and increased 9 percent and 6 percent, respectively, as compared to the prior-year periods. The sales increases were due to higher volumes, price realization, and the incremental sales impact from recent acquisitions. The Company's consolidated gross profit was $208.7 million and $584.4 million, respectively, for the third quarter and first nine months of 2025, increases of 10 percent and 6 percent, respectively, from the prior-year periods. Diluted earnings per share was $0.37 and $1.17, respectively, for the third quarter and first nine months of 2025, decreases of $0.80 and $0.79, respectively, from the prior-year periods. The third quarter and first nine months of 2025 were negatively impacted by the pension settlement loss of $41.7 million net of tax benefit ($55.3 million gross of tax benefit) million related to actuarial losses previously recorded in Accumulated Other Comprehensive Loss. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for additional information on the pension settlement loss.

RESULTS OF OPERATIONS

Net Sales
Net sales in the third quarter and first nine months of 2025 were $581.7 million and $1.6 billion, respectively, and increased 9 percent and 6 percent, respectively, as compared to the prior-year periods. Sales in the third quarter and the first nine months of 2025 from recent acquisitions were approximately 3 percent and 2 percent, respectively. Sales increased less than 1 percent in the third quarter and decreased 1 percent in the first nine months of 2025 due to the impact from foreign exchange rates, as compared to prior-year periods.

	Net Sales
(In millions)	Q3 2025	Q3 2024	2025 v 2024
Water Systems	$336.6	$302.2	$34.4
Energy Systems	80.0	69.7	10.3
Distribution	197.3	190.8	6.5
Eliminations/Other	(32.2)	(31.3)	(0.9)
Consolidated	$581.7	$531.4	$50.3

	Net Sales
(In millions)	YTD September 30, 2025	YTD September 30, 2024	2025 v 2024
Water Systems	$964.7	$904.4	$60.3
Energy Systems	224.3	204.9	19.4
Distribution	539.1	528.3	10.8
Eliminations/Other	(103.7)	(102.0)	(1.7)
Consolidated	$1,624.4	$1,535.6	$88.8

Net Sales-Water Systems
Water Systems net sales increased 11 percent in the third quarter and 7 percent in the first nine months of 2025, as compared to the prior-year periods. The sales growth in the third quarter and the first nine months of 2025 was due to incremental sales impact from recent acquisitions of approximately 5 percent and 4 percent, respectively, favorable volumes, and price realization. Sales increased less than 1 percent in the third quarter and decreased 1 percent in the first nine months of 2025 due to the impact from foreign exchange rates, as compared to prior-year periods.

Water Systems net sales in the U.S. and Canada increased 9 percent in the third quarter and 5 percent in the first nine months of 2025, as compared to the prior-year periods. In the third quarter of 2025, sales of large dewatering equipment increased 38 percent, sales of water treatment products increased 9 percent, sales of all other surface pumping equipment increased 4 percent and sales of groundwater pumping equipment were flat compared to 2024. In the first nine months of 2025, sales of large dewatering equipment increased 18 percent, sales of water treatment products increased 8 percent, while sales of groundwater pumping equipment and sales of all other surface pumping equipment were flat compared to 2024.

Water Systems net sales in markets outside the U.S. and Canada increased 15 percent in the third quarter and 9 percent in the first nine months of 2025, as compared to the prior-year periods. Sales increased 1 percent in the third quarter and decreased 2 percent in the first nine months of 2025 due to the negative impact from foreign exchange rates, as compared to prior-year periods, while sales increased 13 percent and 10 percent, respectively, compared to prior-year periods due to the incremental sales impact from recent acquisitions. Excluding the impact of foreign currency translation and acquisitions, in both the third quarter and first nine months of 2025, sales grew 1 percent, led by higher sales in the European region partly offset by sales declines in the Latin America regions.

Net Sales-Energy Systems
Energy Systems net sales increased 15 percent in the third quarter and 9 percent in the first nine months of 2025, as compared to the prior-year periods. This sales increase was primarily due to price realization and favorable volumes.
Energy Systems net sales in the U.S. and Canada increased 11 percent in the third quarter and 9 percent in the first nine months of 2025, as compared to the prior-year periods. The increase was broad based and across all product lines, led by fuel pumping systems. Outside the U.S. and Canada, Energy Systems sales increased 26 percent in the third quarter and 13 percent in the first nine months of 2025, as compared to the prior-year periods, due primarily to sales growth in the Asia Pacific region.

Net Sales - Distribution
Distribution net sales increased 3 percent in the third quarter and 2 percent in the first nine months of 2025, as compared to the prior-year periods. The Distribution segment sales increased due to higher volumes and price realization.

Gross Profit and Expenses Ratios

	Three Months Ended September 30,
(In millions)	2025	% of Net Sales	2024	% of Net Sales
Gross Profit	$208.7	35.9%	$189.7	35.7%
Selling, General and Administrative Expense	123.5	21.2%	116.0	21.8%

	Nine Months Ended September 30,
(In millions)	2025	% of Net Sales	2024	% of Net Sales
Gross Profit	$584.4	36.0%	$553.0	36.0%
Selling, General and Administrative Expense	366.6	22.6%	352.3	22.9%

Gross Profit
The gross profit margin ratio was 35.9 percent and 36.0 percent in the third quarter and first nine months of 2025, respectively, and 35.7 percent and 36.0 percent in the third quarter and first nine months of 2024, respectively. Gross profit has remained consistent with prior periods primarily due to pricing and volume increases offset by increased cost related to tariffs.

Selling, General, and Administrative ("SG&A")
SG&A expenses were $123.5 million in the third quarter and $366.6 million in the first nine months of 2025 compared to $116.0 million in the third quarter and $352.3 million in the first nine months of 2024. SG&A expenses increased in the third quarter and first nine months of 2025 primarily due to the incremental expense impact from recent acquisitions and higher employee compensation costs. The SG&A expenses ratio was 21.2 percent and 22.6 percent in the third quarter and first nine months of 2025, respectively, and 21.8 percent and 22.9 percent in the third quarter and first nine months of 2024, respectively.

Restructuring Expenses
There were $0.1 million and $0.4 million in restructuring expenses in the third quarter and first nine months of 2025, compared to $0.1 million and $0.1 million restructuring expenses in the third quarter and first nine months of 2024. Restructuring expenses were primarily from continued miscellaneous manufacturing realignment activities.

Operating Income
Operating income in the third quarter and first nine months of 2025 was $85.1 million and $217.4 million, respectively, increases of 16 percent and 8 percent, respectively, as compared to the prior-year periods.

	Operating income (loss)
(In millions)	Q3 2025	Q3 2024	2025 v 2024
Water Systems	$60.2	$52.8	$7.4
Energy Systems	25.4	24.1	1.3
Distribution	16.3	12.2	4.1
Eliminations/Other	(16.8)	(15.6)	(1.2)
Consolidated	$85.1	$73.5	$11.6

	Operating income (loss)
(In millions)	YTD September 30, 2025	YTD September 30, 2024	2025 v 2024
Water Systems	$165.5	$162.3	$3.2
Energy Systems	76.4	68.9	7.5
Distribution	34.6	23.8	10.8
Eliminations/Other	(59.1)	(54.4)	(4.7)
Consolidated	$217.4	$200.6	$16.8

Operating Income-Water Systems
Water Systems operating income in the third quarter and first nine months of 2025 was $60.2 million and $165.5 million, respectively, increases of $7.4 million and $3.2 million, respectively, as compared to the prior-year periods. The third quarter operating income margin was 17.9 percent, an increase of 40 basis points from 17.5 percent in the third quarter of 2024. The increase in operating income for the third quarter was primarily due to higher sales. The first nine months of 2025 operating income margin was 17.2 percent, a decrease of 70 basis points from 17.9 percent in the first nine months of 2024. The decrease in operating income margin in the first nine months was primarily due to incremental expenses associated with recent acquisitions and an unfavorable product and geographic sales mix shift.

Operating Income-Energy Systems
Energy Systems operating income in the third quarter and first nine months of 2025 was $25.4 million and $76.4 million, respectively, increases of $1.3 million and $7.5 million, respectively, as compared to the prior-year periods. The increases were primarily due to higher sales. The third quarter operating income margin was 31.8 percent, a decrease of 280 basis points from 34.6 percent in the third quarter of 2024. Operating income margin decreased primarily due to an unfavorable product sales mix shift. The first nine months of 2025 operating income margin was 34.1 percent, an increase of 50 basis points from 33.6 percent in the first nine months of 2024. Operating income margin increased primarily due to price realization and cost management.

Operating Income-Distribution
Distribution operating income in the third quarter and first nine months of 2025 was $16.3 million and $34.6 million, respectively, increases of $4.1 million and $10.8 million, respectively, as compared to the prior-year periods. The third quarter operating income margin was 8.3 percent, an increase of 190 basis points from 6.4 percent in the third quarter of 2024. The first nine months of 2025 operating income margin was 6.4 percent, an increase of 190 basis points from 4.5 percent in the first nine months of 2024. Operating income and operating income margins increased primarily due to higher sales and reduced SG&A expenses as a result of cost actions implemented in 2024 to improve the performance of the segment.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in the third quarter and first nine months of 2025 compared to the prior-year periods of 2024 was an unfavorable $1.0 million and $0.4 million, respectively. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses increased $0.2 million and $4.3 million, respectively, compared to the prior-year periods, primarily due to higher employee compensation costs, including incremental expenses associated with the Company’s executive leadership transitions.

Interest Expense
Interest expense was $3.5 million and $8.1 million in the third quarter and first nine months of 2025, respectively, and $1.6 million and $5.0 million in the third quarter and first nine months of 2024, respectively. The increases in the third quarter and first nine months of 2025 were primarily driven by higher average amount of outstanding debt.

Other income (expense), net
Other income (expense), net was a net loss of $(0.2) million and a net gain of $0.5 million in the third quarter and first nine months of 2025, respectively, and net loss of $(0.2) million and a net gain of $0.7 million in the third quarter and first nine months of 2024, respectively.

Pension settlement loss
In the third quarter of 2025, the Company completed the process of settling the Franklin Electric Co,, Inc. Pension Plan resulting in a third quarter of 2025 pre-tax pension settlement charge of $55.3 million related to actuarial losses previously recorded in Accumulated Other Comprehensive Loss. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for additional information on the pension settlement loss.

Foreign Exchange
Foreign currency-based transactions produced an expense of $2.7 million and $8.5 million in the third quarter and first nine months of 2025, respectively, and a gain of $0.1 million and an expense of $5.2 million in the third quarter and first nine months of 2024, respectively. The results in the third quarters and first nine months of 2025 and 2024 are primarily due to transaction losses associated with the Argentine Peso and Turkish Lira relative to the U.S. dollar The Company reports the results of its subsidiaries in Argentina and Turkey using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent.

Income Taxes
The provision for income taxes in the third quarter and first nine months of 2025 was $6.3 million and $36.9 million, respectively, and $17.0 million and $43.8 million in the third quarter and first nine months of 2024, respectively. The effective tax rate for the third quarter and first nine months of 2025 was 26.9 percent and 25.3 percent, respectively, and 23.6 percent and 22.9 percent in the third quarter and the first nine months of 2024, respectively. The increase in the effective tax rate was due to mix of foreign earnings taxed at rates different than the U.S. statutory rate, a decreased benefit in the U.S. foreign-derived intangible income (FDII) provision related to a prior year prepayment of inventory from foreign subsidiaries, and less favorable discrete events in 2025, primarily related to excess tax benefits from share-based compensation.

Net Income
Net income in the third quarter and first nine months of 2025 was $17.2 million and $109.1 million, respectively, and $54.9 million and $147.3 million in the third quarter and first nine months of 2024, respectively. Net income attributable to Franklin Electric Co., Inc. in the third quarter and first nine months of 2025 was $16.7 million and $107.8 million, respectively, or $0.37 and $2.35 per diluted share. Net income attributable to Franklin Electric Co., Inc. in the third quarter and first nine months of 2024 was $54.6 million and $146.7 million, respectively, or $1.17 and $3.14 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at September 30, 2025 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of September 30, 2025, the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 14, 2030. As of September 30, 2025, the Company had $277.3 million borrowing capacity under its credit agreement as $6.4 million in letters of commercial and standby letters of credit were outstanding and undrawn and $66.3 million revolver borrowings were drawn or outstanding.
The Company maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates, with a remaining borrowing capacity of $200.0 million as of September 30, 2025. The maturity date of the agreement is May 15, 2027.

In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity on the New York Life Agreement of $175.0 million as of September 30, 2025. The maturity date of the agreement is May 15, 2027.

The Company also has other long-term debt borrowings outstanding as of September 30, 2025. See Note 6 - Debt included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for additional information regarding these obligations and future maturities as well as Note 6 - Debt of this current quarterly report for changes to these agreements since December 31, 2024.

At September 30, 2025, the Company had $62.7 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate the majority of these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first nine months of 2025 and 2024.

(In millions)	2025	2024
Net cash flows from operating activities	$134.7	$151.1
Net cash flows from investing activities	(137.1)	(29.3)
Net cash flows from financing activities	(112.2)	(100.0)
Impact of exchange rates on cash and cash equivalents	(3.0)	(0.5)
Change in cash and cash equivalents	$(117.6)	$21.3

Cash Flows from Operating Activities
2025 vs. 2024
Net cash provided by operating activities was $134.7 million for the nine months ended September 30, 2025 compared to $151.1 million used by operating activities for the nine months ended September 30, 2024. The change in operating cash flow was primarily attributable to changes in working capital.

Cash Flows from Investing Activities
2025 vs. 2024
Net cash used in investing activities was $137.1 million for the nine months ended September 30, 2025 compared to $29.3 million used in investing activities for the nine months ended September 30, 2024. The change in investing cash flow was primarily attributable to the Barnes and PumpEng acquisitions in the first nine months of 2025.

Cash Flows from Financing Activities
2025 vs. 2024
Net cash used in financing activities was $112.2 million for the nine months ended September 30, 2025 compared to $100.0 million used in financing activities for the nine months ended September 30, 2024. The change in financing cash flow was primarily due to increased repurchases of Company stock, offset by higher net borrowings under the Company's credit facility in 2025 compared to 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the third quarter ended September 30, 2025. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is defending various claims and legal actions which have arisen in the ordinary course of business. For a description of the Company's material legal proceedings, refer to Note 7 - Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (Unaudited)," of this Quarterly Report on Form 10-Q, which is incorporated into this Item 1 by reference. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, other claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. In February 2023, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The authorization was in addition to the 215,872 shares that remained available for repurchase as of February 16, 2023. In October 2024, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. In June 2025, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,200,000 shares. The authorization was in addition to the 1,126,635 shares that remained available for repurchase as of June 9, 2025. The Company repurchased zero shares under the plan during the third quarter of 2025. The maximum number of shares that may still be purchased under this plan as of September 30, 2025 is 1,126,635.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
July 1 - July 31	—	$—	—	1,126,635
August 1 - August 31	—	$—	—	1,126,635
September 1 - September 30	—	$—	—	1,126,635
Total	—	$—	—	1,126,635

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025.

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Articles of Incorporation of Franklin Electric Co., Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 7, 2019)
3.2	Amended and Restated Bylaws of Franklin Electric Co., Inc., as amended January 27, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2020)
10.1	Promotion Letter to Russell Fleeger dated February 21, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on May 1, 2025)*
10.2	Retirement Agreement and General Release between the Company and Jeffery L. Taylor dated March 27, 2025 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on May 1, 2025)*
10.3	Retirement and Consulting Agreement between the Company and Gregg C. Sengstack dated April 23, 2025 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on July 31, 2025)*
10.4	Employment Security Agreement between the Company and Jennifer Wolfenbarger (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed on July 31, 2025)*
10.5	Employment Security Agreement between the Company and Daniela Williams (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q filed on July 31, 2025)*
10.6	Confidentiality and Non-Compete Agreement between the Company and Jennifer Wolfenbarger (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q filed on July 31, 2025)*
10.7	Confidentiality and Non-Compete Agreement between the Company and Daniela Williams (incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q filed on July 31, 2025)*
10.8
Fifth Amended and Restated Credit Agreement, dated May 14, 2025, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 20, 2025)

10.9
Share Repurchase Agreement dated June 9, 2025 between the Company and Michael T. Flood, Louise Kellison Marsh, and Old National Bank in their capacity as the Co-Trustees of the Patricia Schaefer Amended and Restated Revocable Trust dated March 1, 2022 (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q filed on July 31, 2025)

10.10
Single Premium Guaranteed Annuity Contract Purchase Agreement, dated July 22, 2025, by and among Franklin Electric Co., Inc. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 28, 2025)

10.11
Confirmation of Acceptance in reference to the Amended and Restated Note Purchase and Private Shelf Agreement, dated September 22, 2025, by and among Franklin Electric Co., Inc., Franklin Electric B.V., NYL Investors LLC , and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on October 2, 2025)

10.12
Confirmation of Acceptance in reference to the Fourth Amended and Restated Note Purchase and Private Shelf Agreement, dated September 22, 2025, by and among Franklin Electric Co., Inc., Franklin Electric B.V., Prudential Insurance Company, and the purchasers named therein (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on October 2, 2025)

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
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the third quarters and nine months ended September 30, 2025 and 2024 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the third quarter and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: October 30, 2025	By	/s/ Joseph A. Ruzynski
Joseph A. Ruzynski, Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2025	By	/s/ Jennifer A. Wolfenbarger
Jennifer A. Wolfenbarger, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)