Form 10-K
period 2025-12-31
FRANKLIN ELECTRIC CO INC
filed 2026-02-20
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2025 (the last business day of the registrant’s most recently completed second quarter) was $3,941,700,813. The stock price used in this computation was the last sales price on that date, as reported by NASDAQ Global Select Market. For purposes of this calculation, the registrant has excluded shares held by executive officers and directors of the registrant, including restricted shares and except for shares owned by the executive officers through the registrant’s 401(k) Plan. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Number of shares of common stock outstanding at February 4, 2026:
44,202,147 shares

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026 (Part III).

FRANKLIN ELECTRIC CO., INC.

PART I

ITEM 1. BUSINESS

Description of the Business
Franklin Electric Co., Inc. (“Franklin Electric” or the “Company”) is an Indiana corporation founded in 1944 and incorporated in 1946. Named after America’s pioneer electrical engineer, Benjamin Franklin, Franklin Electric manufactured the first water-lubricated submersible motor for water systems and the first submersible motor for fueling systems. With 2025 revenue of approximately $2.1 billion, the Company designs, manufactures and distributes water and fuel pumping systems, composed primarily of submersible motors, pumps, electronic controls, water treatment systems, and related parts and equipment.

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

Water Systems motors, pumps and controls are used principally for pumping clean water and wastewater in a variety of residential, agricultural, municipal and industrial applications. Water Systems also manufactures electronic drives and controls for the motors which control functionality and provide protection from various hazards, such as electrical surges, over-heating and dry wells or dry tanks. In 2023, the Company acquired substantially all of the assets of Action Manufacturing & Supply, Inc. expanding its portfolio in water treatment systems. In 2025, the Company acquired PumpEng Pty Ltd. ("PumpEng"), a manufacturer of submersible pumps for the mining sector headquartered in Australia and Barnes de Colombia S.A. ("Barnes"), a leading manufacturer and distributor of industrial and commercial pumps based in Colombia.

Water Systems products are sold in highly competitive markets. Water Systems contributed about 60 percent of the Company’s total revenue in 2025. Significant portions of segment revenue come from selling groundwater and surface pumps, motors, and controls for residential and commercial buildings, as well as agricultural sales which are more seasonal and subject to commodity price changes. The Water Systems segment generates approximately 25 to 30 percent of its revenue in developing markets, which often lack municipal water systems. As those countries install water systems and further develop with an expanding middle class or improving quality of living, the Company views those markets as an opportunity. The Company has had 6 to 9 percent compounded annual sales growth in developing regions in recent years. Water Systems competes in each of its targeted markets based on product design, quality, performance, availability and price. The Company’s principal competitors in the specialty water products industry are Grundfos Management A/S, Pentair, Inc. and Xylem, Inc.

2025 Water Systems research and development expenditures were primarily related to the following activities:
•Development of new integrated pressure boosting systems for residential and commercial applications
•Electronic variable frequency drives and controls for pump applications, including enhancements to include remote communication and IOT capability for our drives and making our key platforms easier to utilize by our customers
•Dewatering pumping equipment, including the expansion of our electrical submersible pump lines with addition of range, materials, and control packages for the global market
•Vertical pumping systems for residential applications including integrated designs of pump, motor, and controls
•Submersible pumps for commercial, municipal, and agricultural applications including the development of global standardization of updated cast iron and stainless steel submersible turbine hydraulics, and upgrading the performance of line shaft turbine product offering

Energy Systems Segment
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

2025 Energy Systems research and development expenditures were primarily related to the following activities:
•Developed 220V & 380V Guardian variable frequency drives
•Developed wireless sensor for humidity monitoring and underground tank desiccant system
•Developed new fiberglass tank sump and cover to withstand increased weight and side compression
•Developed Optimizer3 Trip Signature Monitor for continuous monitoring of substation circuit breakers
•Developed EVO LLD (line leak detection) to detect and minimize leaks

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

Information Regarding All Reportable Segments
Research and Development
The Company incurred research and development expenses as follows:

(In millions)	2025	2024	2023
Research and development expenses	$20.0	$21.5	$17.7

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

Major Customers
No single customer accounted for over 10 percent of net sales in 2025, 2024, or 2023. No single customer accounted for over 10 percent of gross accounts receivable in 2025 and 2024.

Backlog
The dollar amount of backlog by segment was as follows:

(In millions)	February 4, 2026	February 5, 2025
Water Systems	$99.0	$98.4
Energy Systems	21.0	21.5
Distribution	19.1	20.8
Consolidated	$139.1	$140.7

The backlog is composed of written orders for products for which prices are typically established at the time the order is placed, primarily standard catalog items. All backlog orders are expected to be filled in 2026. The Company’s sales in the first quarter are generally less than its sales in other quarters due to less water well drilling and overall product sales during the winter months in the Northern hemisphere. Beyond that, there is no seasonal pattern to the backlog and the backlog has not proven to be a significant indicator of future sales.

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

Human Capital Resources
As of December 31, 2025, the Company had approximately 6,500 employees. The Company is committed to providing safe work environments for its employees, prioritizing wellness, health and safety best practices and requiring ethical compliance with established policies. Further information regarding its human capital details and initiatives can be found in the 2025 Franklin Electric Sustainability Report available for download on the Company's website.

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

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. A significant number of countries have enacted portions, or all, of the OECD proposal with effective dates in 2024 and 2025 for different aspects of the directive, with many additional countries expected to implement similar legislation with varying effective dates in the future. In January 2026, the OECD issued additional guidance, including a safe harbor framework for certain U.S. parented groups that is expected to largely reduce the impact of Pillar Two for the Company. Even with this safe harbor, the Company could still be subject to local minimum tax regimes in countries that have adopted these rules. Pillar Two has not had a material impact on the Company’s income tax liability, provision for income taxes, or effective tax rate, nor does the Company expect a material impact in the future.

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

Risks Related to the Business
The Company is exposed to political, economic and other risks that arise from operating a multinational business. The Company has significant operations outside the United States, including Europe, South Africa, Brazil, Mexico, India, China, Turkey, Canada and Argentina. Further, the Company obtains raw materials and finished goods from foreign suppliers.  Accordingly, the Company’s business is subject to political, economic, and other risks that are inherent in operating a multinational business. These risks include, but are not limited to, the following:
•Difficulty in enforcing agreements and collecting receivables through foreign legal systems
•Trade protection measures and import or export licensing requirements
•Inability to obtain raw materials and finished goods in a timely manner from foreign suppliers
•Imposition of exchange controls or other restrictions
•Difficulty in staffing and managing widespread operations and the application of foreign labor regulations
•Compliance with foreign laws and regulations
•Changes in general economic and political conditions in countries where the Company operates
Additionally, the Company’s operations outside the United States could be negatively impacted by changes in treaties, agreements, policies, and laws implemented by the United States. If the Company does not anticipate and effectively manage these risks, these factors may have a material adverse impact on its international operations or on the business as a whole.

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

Turkey and Argentina represent highly inflationary economies as their three-year cumulative inflation rate exceeded 100 percent. As a result, the Company remeasures the financial statements for the Company's Turkish and Argentinian operations in accordance with the highly inflationary accounting rules in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 830 "Foreign Currency Matters". As a result, all gains and losses resulting from the remeasurement of the financial results of operations and other transactional foreign exchange gains and losses are reflected in earnings, which have resulted in volatility within the Company’s earnings, rather than as a component of the Company’s comprehensive income within shareholders’ equity. Turkey and Argentina being highly inflationary economies has had an adverse effect on the Company’s consolidated results of operations and further inflation may have additional adverse effects on the Company's consolidated financial position, results of operations, or cash flows in future periods.

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

Certain Company products are subject to regulation and government performance requirements in addition to the warranties provided by the Company. The Company’s products are subject to government regulations and standards for manufacture, assembly, and performance in addition to the warranties provided by the Company. The Company’s failure to meet all such standards or perform in accordance with warranties could result in significant warranty or repair costs, lost sales and profits, damage to the Company’s reputation, fines or penalties from governmental organizations, and increased litigation exposure. Changes to these regulations or standards may require the Company to modify its business objectives and incur additional costs to comply. Any liabilities or penalties actually incurred could have a material adverse effect on the Company’s earnings and operating results.

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

ITEM 2. PROPERTIES

Franklin Electric serves customers worldwide with over 240 manufacturing and distribution facilities located in over 20 countries. The Global Headquarters is located in Fort Wayne, Indiana, United States and houses sales, marketing and administrative offices along with a state-of-the-art research and engineering facility. Besides the owned corporate facility, the Company considers the following to be principal properties:

Location / Segment	Purpose	Own/Lease
Santa Catarina, Brazil / Water & Energy	Manufacturing/Distribution/Sales	Own
Sao Paulo, Brazil / Water & Energy	Manufacturing/Distribution/Sales	Own
Jiangsu Province, China / Water & Energy	Manufacturing	Own
Cundinamarca, Colombia / Water	Manufacturing	Own
Brno, Czech Republic / Water	Manufacturing	Own
Vicenza, Italy / Water	Manufacturing	Own
Nuevo Leon, Mexico / Water & Energy	Manufacturing	Own
Edenvale, South Africa / Water	Manufacturing	Own
Izmir, Turkey / Water & Energy	Manufacturing/Distribution/Sales/R&D	Own
Florida, United States / Water	Manufacturing	Lease
Indiana, United States / Water	Manufacturing/Distribution/Sales	Lease
Montana, United States / Distribution	Distribution	Own
North Carolina, United States / Distribution	Distribution	Own
Oklahoma, United States / Water	Manufacturing	Own
Oregon, United States / Water	Manufacturing/Distribution/Sales/R&D	Lease
Wisconsin, United States / Energy	Manufacturing/Distribution/Sales/R&D	Own

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Current executive officers of the Company, their ages, current position, and business experience during at least the past five years as of December 31, 2025, are as follows:

Name	Age	Position Held	Period Holding Position
Joseph A. Ruzynski	50	Chief Executive Officer	2024-present
		President of Enclosures, nVent Electric plc	2018-2024
Jennifer A. Wolfenbarger	51	Vice President, Chief Financial Officer	2025 - present
		Vice President, Chief Financial Officer, Insulation, Owens Corning	2021 - 2025
		Vice President, Group Chief Financial Officer Global Quality and Operations, Stryker	2018-2021
Brent L. Spikes	54	Vice President, Global Manufacturing	2022 - present
		Vice President, Global Water Engineering	2020 - 2022
Daniela M. Williams	49	Vice President, Chief Human Resources Officer	2025 - present
		Global Vice President of People & Culture, Visteon Corporation	2022 - 2025
		Senior Human Resources Director - Corporate Functions and Americas Region, Visteon Corporation	2018-2022
DeLancey W. Davis	60	Vice President and President, Headwater Companies	2017 - present
Greg M. Levine	52	Vice President and President, Global Water	2023 - present
		President and CEO, Motion Control and Drives, Nidec Corporation	2020-2023
Jay J. Walsh	56	Vice President and President, Energy Systems	2019 - present
Jonathan M. Grandon	50	Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	2016 - present

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The number of shareholders of record as of February 4, 2026 was 529. The Company’s stock is traded on the NASDAQ Global Select Market under the symbol FELE. Broadridge Corporate Issuer Solutions, Inc. 1155 Long Island Avenue, Edgewood, New York, 11717 serves as the registrar, record keeper and stock transfer agent.

Dividends paid per common share as quoted by the NASDAQ Global Select Market for 2025 and 2024 were as follows:

Dividends per Share
	2025	2024
1st Quarter	$.265	$.250
2nd Quarter	$.265	$.250
3rd Quarter	$.265	$.250
4th Quarter	$.265	$.250
The Company has increased dividend payments on an annual basis for 33 consecutive years. The payment of dividends in the future will be determined by the Board of Directors and will depend on business conditions, earnings, and other factors.
Issuer Purchases of Equity Securities
In April 2007, the Company’s Board of Directors unanimously approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. In February 2023, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The authorization was in addition to the 215,872 shares that remained available for repurchase as of February 16, 2023. In October 2024, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. In June 2025, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,200,000 shares. The authorization was in addition to the 1,126,635 shares that remained available for repurchase as of June 9, 2025. The Company repurchased 350,000 shares for approximately $34.3 million under this plan during the fourth quarter of 2025. The maximum number of shares that may still be purchased under this plan as of December 31, 2025 is 776,635.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may be Repurchased
October 1 - October 31	—	$—	—	1,126,635
November 1 - November 30	—	$—	—	1,126,635
December 1 - December 31	350,000	$97.93	350,000	776,635
Total	350,000	$97.93	350,000	776,635

Stock Performance Graph
The following graph compares the Company’s cumulative total shareholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Invesco S&P Global Water Index and the Russell 2000 Index.

Hypothetical $100 invested on December 31, 2020 (fiscal year-end 2020) in Franklin Electric common stock (FELE), Invesco S&P Global Water Index, and Russell 2000 Index, assuming reinvestment of dividends:

	YE 2020	2021	2022	2023	2024	2025
FELE	$100	$137	$116	$125	$129	$128
Invesco S&P Global Water Index	100	130	101	117	122	145
Russell 2000	100	114	90	106	118	133

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of the year-over-year comparison of changes in the Company's financial condition and results of operation as of and for the fiscal years ended December 31, 2024 and December 31, 2023 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

In the first quarter of 2025, the Company acquired Barnes de Colombia S.A. ("Barnes"), a leading manufacturer and distributor of industrial and commercial pumps based in Colombia. Also in the first quarter of 2025, the Company acquired PumpEng Pty Ltd ("PumpEng"), an Australia-based company that specializes in the design, manufacture and service of submersible pumps for the mining sector. Acquisitions contributed $48.9 million in incremental net sales in 2025. Refer to Note 3 – Acquisitions in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information on the Barnes and PumpEng acquisitions.

In 2025, the Company completed the process of settling the Franklin Electric Co,, Inc. Pension Plan and a partial settlement of the Franklin Electric Co. Restoration plan resulting in a pre-tax pension settlement charge of $54.9 million related to actuarial losses previously recorded in Accumulated Other Comprehensive Loss. Refer to Note 10 in Item 8 of this Annual Report on Form 10-K for additional information on the pension settlement charge.

2025 vs. 2024

OVERVIEW
Net sales in 2025 were $2.1 billion and increased 5 percent, as compared to the prior year. The sales increases were due to the incremental sales impact from recent acquisitions, price realization and higher volumes. The Company's consolidated gross profit was $755.9 million and $717.3 million, respectively, for 2025 and 2024, and increased 5 percent from the prior year. Diluted earnings per share was $3.22 for 2025, a decrease of $0.64 from the prior year. Diluted earnings per share for 2025 was negatively impacted by the pension settlement charge of $41.5 million net of tax benefit ($54.9 million gross of tax benefit) related to actuarial losses previously recorded in Accumulated Other Comprehensive Loss. Refer to Note 10 in Item 8 of this Annual Report on Form 10-K for additional information on the pension settlement charge.

RESULTS OF OPERATIONS

Net Sales
Net sales in 2025 were $2.1 billion and increased 5 percent compared to the prior year. The sales growth in 2025 was due to incremental sales impact from recent acquisitions of approximately 3 percent, price realization, and favorable volumes. Sales were negatively impacted by changes in foreign exchange rates, principally due to the strengthening of the U.S. Dollar relative to the Argentine Peso, Turkish Lira and Brazilian Real. However, the Company increased prices in the local currency to offset the impact of currency devaluation in the Argentina and Turkey highly inflationary economies. As a result, the net negative impact of foreign currency exchange rates on net sales was less than 1 percent in 2025.

	Net Sales
(In millions)	2025	2024	2025 v 2024
Water Systems	$1,256.4	$1,184.0	$72.4
Energy Systems	299.0	273.7	25.3
Distribution	700.7	685.5	15.2
Eliminations	(124.8)	(121.9)	(2.9)
Consolidated	$2,131.3	$2,021.3	$110.0

Net Sales-Water Systems
Water Systems net sales increased 6 percent in 2025, as compared to the prior year. The sales growth in 2025 was due to incremental sales impact from recent acquisitions of approximately 4 percent and price realization.

Water Systems net sales in the U.S. and Canada increased 3 percent in 2025, as compared to the prior year. In 2025, sales of large dewatering equipment increased 7 percent, sales of water treatment products increased 6 percent, and sales of groundwater pumping equipment increased 1 percent, and sales of all other surface pumping equipment decreased 1 percent compared to 2024.

Water Systems net sales in markets outside the U.S. and Canada increased 10 percent in 2025, as compared to the prior year. The sales increase compared to prior year period was primarily due to the incremental sales impact from recent acquisitions.

Net Sales-Energy Systems
Energy Systems net sales increased 9 percent in 2025, as compared to the prior year. This sales increase was primarily due to price realization and favorable volumes.

Energy Systems net sales in the U.S. and Canada increased 8 percent in 2025, as compared to the prior year. The increase was broad based across all major product lines, led by fuel pumping systems. Outside the U.S. and Canada, Energy Systems sales increased 13 percent in 2025, as compared to the prior year, due primarily to sales growth in the Asia Pacific region.

Net Sales-Distribution
Distribution net sales increased 2 percent in 2025, as compared to the prior year. The Distribution segment sales increased due to higher volumes and price realization.

Gross Profit and Expense Ratios

	Twelve months ended Dec 31,
(In Millions)	2025	% of Net Sales	2024	% of Net Sales
Gross Profit	$755.9	35.5%	$717.3	35.5%
Selling, General and Administrative Expense	486.2	22.8%	470.1	23.3%

Gross Profit
The gross profit margin ratio was 35.5 percent in 2025 and 2024, respectively. Gross profit has remained consistent with prior year primarily due to pricing and volume increases offset by increased costs related to tariffs.

Selling, General and Administrative (“SG&A”)
SG&A expenses were $486.2 million in 2025 compared to $470.1 million in 2024. SG&A expenses increased in 2025 primarily due to the incremental expense impact from recent acquisitions and higher employee compensation costs. The SG&A expenses ratio was 22.8 percent and 23.3 percent in 2025 and 2024, respectively.

Restructuring Expenses
There were $0.7 million and $3.5 million in restructuring expenses in 2025 and 2024, respectively. Restructuring expenses were primarily from various manufacturing realignment activities.

Operating Income
Operating income in 2025 was $268.9 million and $243.6 million in 2024, an increase of 10 percent, as compared to the prior year.

	Operating income (loss)
(In millions)	2025	2024	2025 v 2024
Water Systems	$207.2	$197.9	$9.3
Energy Systems	99.1	93.6	5.5
Distribution	39.8	24.3	15.5
Corporate Expenses and Eliminations	(77.2)	(72.2)	(5.0)
Consolidated	$268.9	$243.6	$25.3

Operating Income-Water Systems
Water Systems operating income in 2025 was $207.2 million, an increase of $9.3 million as compared to the prior year. The increase in operating income was primarily due to higher sales. The 2025 operating income margin was 16.5 percent, a decrease of 20 basis points from 16.7 percent in 2024. The decrease in operating income margin was primarily due to incremental expenses associated with recent acquisitions and an unfavorable product and geographic sales mix shift.

Operating Income-Energy Systems
Energy Systems operating income in 2025 was $99.1 million, an increase of $5.5 million as compared to the prior year. The increase was primarily due to higher sales. The 2025 operating income margin was 33.1 percent, a decrease of 110 basis points from 34.2 percent in 2024. Operating income margin decreased primarily due to higher tariff cost and an unfavorable geographic sales mix shift.

Operating Income-Distribution
Distribution operating income in 2025 was $39.8 million, an increase of $15.5 million as compared to the prior year. The 2025 operating income margin was 5.7 percent, an increase of 210 basis points from 3.5 percent in 2024. Operating income and operating income margins increased primarily due to higher sales and reduced SG&A expenses as a result of cost actions implemented in 2024 to improve the performance of the segment.

Operating Income-Corporate Expenses and Eliminations
Operating income-Eliminations/Other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in 2025 compared to the prior year of 2024 was an unfavorable $2.0 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses increased $3.0 million compared to the prior year, primarily due to higher employee compensation costs, including incremental expenses associated with the Company’s executive leadership transitions.

Interest Expense
Interest expense was $10.6 million and $6.3 million in 2025 and 2024, respectively. The increase in 2025 was primarily driven by higher average amount of outstanding debt.

Other Income, net
Other income, net was a net gain of $0.6 million and $1.3 million in 2025 and 2024, respectively.

Pension settlement loss
The loss in 2025 is primarily due to the Company’s settlement of its US Pension Plan and a partial settlement of the Franklin Electric Co. Restoration plan, which resulted in a pre-tax loss of $54.9 million related to actuarial losses previously recorded in Accumulated Other Comprehensive Loss. Refer to Note 10 in Item 8 of this Annual Report on Form 10-K for additional information on the pension settlement charge.

Foreign Exchange
Foreign currency-based transactions produced an expense of $9.3 million and an expense of $6.8 in 2025 and 2024, respectively. The results in 2025 and 2024 are primarily due to transaction losses associated with the Argentine Peso and Turkish Lira relative to the U.S. dollar. The Company reports the results of its subsidiaries in Argentina and Turkey using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent.

Income Taxes
The provision for income taxes 2025 and 2024 were $46.0 million and $50.2 million, respectively. The effective tax rate for 2025 was about 24 percent before and after the impact of discrete events. The effective tax rate for 2024 was about 22 percent and included a favorable benefit from discrete events of 1 percent. The effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to foreign earnings taxed at rates higher than the U.S. statutory rate, U.S. state taxes, Pillar Two Global Minimum Tax, and nondeductible officer’s compensation, which were partially offset by an object exemption of foreign business profits in the Netherlands, the recognition of the U.S. foreign-derived intangible income (FDII) provisions, certain incentives, and discrete events.

Net Income
Net income for 2025 was $148.7 million compared to 2024 net income of $181.6 million. Net income attributable to Franklin Electric Co., Inc. for 2025 was $147.1 million, or $3.22 per diluted share, compared to 2024 net income attributable to Franklin Electric Co., Inc. of $180.3 million, or $3.86 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at December 31, 2025 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

As of December 31, 2025, the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 14, 2030. As of December 31, 2025, the Company had $313.6 million borrowing capacity under the Credit Agreement as $6.4 million in letters of commercial and standby letters of credit were outstanding and undrawn and $30.0 million in revolver borrowings were drawn or outstanding.

In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"). On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $200.0 million. On September 26, 2025, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2032. As of December 31, 2025, the remaining borrowing capacity on the New York Life Agreement was $175.0 million. The Company also maintains an uncommitted and unsecured note purchase and private shelf agreement with PGIM, Inc. and its affiliates (the "Prudential Agreement"). On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $150.0 million. On September 26, 2025, the Company issued and sold $50.0 million of fixed rate senior notes due September 26, 2032.

At December 31, 2025, the Company had $67.3 million of cash and cash equivalents held in foreign jurisdictions, which the Company intends to use to fund foreign operations. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions.

Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents:

(in millions)	2025	2024
Cash flows from operating activities	$238.9	$261.4
Cash flows from investing activities	$(157.1)	$(45.6)
Cash flows from financing activities	$(197.3)	$(74.1)
Impact of exchange rates on cash and cash equivalents	$(5.3)	$(6.1)
Change in cash and cash equivalents	$(120.9)	$135.6

Cash Flows from Operating Activities
2025 vs 2024
Net cash provided by operating activities was $238.9 million for 2025 compared to $261.4 million for 2024. The change in operating cash flow was primarily attributable to changes in working capital offset by an increase in cash earnings.

Cash Flows from Investing Activities
2025 vs. 2024
Net cash used in investing activities was $157.1 million in 2025 compared to $45.6 million in 2024. The change in investing cash flow was primarily attributable to increased acquisition activity in 2025.

Cash Flows from Financing Activities
2025 vs. 2024
Net cash used by financing activities was $197.3 million in 2025 compared to $74.1 million in 2024. The change in financing cash flow was primarily due to increased repurchases of Company stock, offset by higher net borrowings under the Company's credit facility in 2025 compared to 2024.

AGGREGATE CONTRACTUAL OBLIGATIONS
The majority of the Company’s contractual obligations to third parties relate to debt obligations. In addition, the Company has certain contractual obligations for future lease payments and purchase obligations. The payment schedule for these contractual obligations is as follows:

(In millions)					More than
	Total	2026	2027-2028	2029-2030	5 years
Debt	$167.1	$31.8	$3.0	$3.1	$129.2
Debt interest	49.5	8.5	14.4	13.8	12.8
Operating leases	77.6	24.4	31.0	13.5	8.7
Purchase obligations	8.5	8.5	—	—	—
	$302.7	$73.2	$48.4	$30.4	$150.7

Interest payments on debt obligations are calculated for future periods using interest rates in effect at the end of 2025. Certain of these projected interest payments may differ in the future based on interest rates or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2025.

The Company has pension and other post-retirement benefit obligations not included in the table above which will result in estimated future payments of approximately $6.2 million in 2026. In addition, due to the timing of funding in future periods being uncertain and dependent on future movements in interest rates, investment returns, changes in laws and regulations and other variables, the table above excludes the non-current liability of $17.0 million for cash outflows related to the Company's pension plans.

The Company also has unrecognized tax benefits, none of which are included in the table above. The unrecognized tax benefits of approximately $3.0 million have been recorded as liabilities and the Company is uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties and interest of $1.1 million.

ACCOUNTING PRONOUNCEMENTS
For information regarding recent accounting pronouncements, refer to Note 2 - Accounting Pronouncements, in the Notes to Consolidated Financial Statements in the sections entitled "Adoption of New Accounting Standards" and "Accounting Standards Issued But Not Yet Adopted", included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no material changes to estimates or methodologies used to develop those estimates in 2025. The Company’s critical accounting estimates are identified below:

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

The market value approach compares the reporting units’ current and projected financial results to entities of similar size and industry to determine the market value of the reporting unit. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends, as well as the effects of demand and competition. The future cash flows are discounted using an applicable discount rate. The Company is required to record an impairment if these assumptions and estimates change whereby the fair value of the reporting units or indefinite-lived intangible assets are below their associated carrying values.

During the fourth quarter of 2025, the Company completed its annual impairment tests of goodwill and indefinite-lived trade names. The Company determined that the fair value of goodwill and all intangibles were substantially in excess of the respective carrying values. A 10 percent decrease in the estimated fair value of goodwill or any of the indefinite-lived trade names would not have changed this determination. The sensitivity analysis required the use of numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Further, an extended downturn in the economy may impact certain components of the operating segments more significantly and could result in an impairment determination.

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

Pension and Employee Benefit Obligations
The Company consults with its actuaries to assist with the calculation of discount rates used in its pension and post retirement plans. The discount rates used to determine domestic pension and post-retirement plan liabilities are calculated using a full yield curve approach. The weighted-average discount rate was 5.48 percent last year compared to 4.07 percent this year for the domestic pension plans and from 5.47 percent last year to 5.04 percent this year for the postretirement health and life insurance plan. A change in the discount rate selected by the Company of 25 basis points would result in no material change to employee benefit expense and a change of about $0.2 million of liability.

One of the Company's domestic defined benefit plans was settled and terminated in 2025. For additional information, see note 10 - Employee Benefit Plans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates, and commodity prices. These exposures are actively monitored by management. Exposure to foreign exchange rate risk is due to certain costs, revenue and borrowings being denominated in currencies other than one of the Company’s subsidiaries' functional currency. Similarly, the Company is exposed to market risk as the result of changes in interest rates which may affect the cost of financing.

Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is mitigated through several means including maintenance of local production facilities in the markets served, invoicing of customers in the currency which the Company is billed for production inputs, prompt settlement of third party and intercompany balances, limited use of foreign currency denominated debt, maintaining minimal foreign currency denominated cash balances, and application of derivative instruments when appropriate. Based on the 2025 mix of foreign currencies, the Company estimates that a hypothetical strengthening of the US Dollar by about 2 percent would have reduced the Company’s 2025 sales by less than 1 percent.

Interest Rate Risk
The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s revolving credit agreement (the “Credit Agreement”). Borrowings in USD under the Credit Agreement may be made either at (i) a Secured Overnight Financing Rate (SOFR) Term Benchmark plus an applicable margin or (ii) an alternative base rate as defined in the Credit Agreement. Borrowings in EUR under the Credit Agreement may be made either at (i) a Euro Interbank Offer Rate (EURIBOR) Term Benchmark plus an applicable margin or (ii) an alternative base rate as defined in the Credit Agreement. The Company had $30.0 million borrowings at year-end 2025 under the Credit Agreement. The Company estimates that a hypothetical increase of 100 basis points in interest rates would have increased interest expense by $1.2 million during 2025. The Company also has exposure to changes in interest rates in the form of the fair value of outstanding fixed rate debt fluctuating in response to changing interest rates.

Commodity Price Exposures
Portions of the Company’s business are exposed to volatility in the prices of certain commodities, such as copper, steel and aluminum, among others. The primary exposure to this volatility resides with the use of these materials in purchased component parts. The Company generally maintains long-term fixed price contracts on raw materials and component parts; however, the Company is prone to exposure as these contracts expire. Based on the 2025 use of commodities, the Company estimates that a hypothetical 10 percent adverse movement in prices for raw metal commodities would result in less than 1 percent decrease of gross margin as a percent of net sales.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	2025	2024	2023

Net sales	$2,131,250	$2,021,341	$2,065,133
Cost of sales	1,375,325	1,304,061	1,368,125
Gross profit	755,925	717,280	697,008
Selling, general, and administrative expenses	486,231	470,136	433,476
Restructuring expense	716	3,499	1,091
Operating income	268,978	243,645	262,441
Interest expense	(10,641)	(6,319)	(11,790)
Other income, net	585	1,339	3,696
Foreign exchange expense, net	(9,340)	(6,818)	(12,124)
Pension settlement loss	(54,932)	—	—
Income before income taxes	194,650	231,847	242,223
Income tax expense	45,956	50,238	47,489
Net income	$148,694	$181,609	$194,734
Less: Net income attributable to noncontrolling interests	(1,604)	(1,300)	(1,462)
Net income attributable to Franklin Electric Co., Inc.	$147,090	$180,309	$193,272
Earnings per share:
Basic	$3.25	$3.92	$4.17
Diluted	$3.22	$3.86	$4.11

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2025	2024	2023

Net income	$148,694	$181,609	$194,734
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	48,894	(35,879)	12,026
Employee benefit plan activity:
Net gain/(loss) arising during period	7,693	1,492	(4,449)
Amortization arising during period	760	2,282	2,148
Pension settlement	54,932	—	—
Other comprehensive income/(loss)	112,279	(32,105)	9,725
Income tax benefit/(expense) related to items of other comprehensive income/(loss)	(15,659)	(938)	643
Other comprehensive income/(loss), net of tax	96,620	(33,043)	10,368
Comprehensive income	245,314	148,566	205,102
Less: Comprehensive income attributable to noncontrolling interests	(1,706)	(1,146)	(1,496)
Comprehensive income attributable to Franklin Electric Co., Inc.	$243,608	$147,420	$203,606

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$99,662	$220,540
Receivables, less allowances of $3,821 and $3,547, respectively	247,511	226,826
Inventories:
Raw material	189,380	160,875
Work-in-process	27,750	24,997
Finished goods	335,851	298,003
Total inventories	552,981	483,875
Other current assets	58,472	32,950
Total current assets	958,626	964,191
Property, plant, and equipment, at cost:
Land and buildings	179,681	161,860
Machinery and equipment	354,833	316,454
Furniture and fixtures	63,601	58,300
Other	79,172	67,004
Property, plant, and equipment, gross	677,287	603,618
Less: Allowance for depreciation	(425,123)	(380,052)
Property, plant, and equipment, net	252,164	223,566
Lease right-of-use assets, net	67,867	62,637
Deferred income taxes	6,582	8,210
Intangible assets, net	251,692	212,973
Goodwill	398,127	338,501
Other assets	9,327	10,528
Total assets	$1,944,385	$1,820,606
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$174,954	$157,046
Accrued expenses and other current liabilities	107,975	119,771
Current lease liability	20,518	18,878
Income taxes	8,772	20,218
Current maturities of long-term debt and short-term borrowings	31,827	117,814
Total current liabilities	344,046	433,727
Long-term debt	135,184	11,622
Long-term lease liability	46,481	43,304
Deferred income taxes	39,275	10,193
Employee benefit plans	22,833	29,808
Other long-term liabilities	29,541	22,118
Commitments and contingencies (see Note 7)
Redeemable noncontrolling interest	1,657	1,224
Shareholders’ equity:
Common stock (65,000 shares authorized, $0.10 par value) outstanding (44,178 and 45,716, respectively)	4,418	4,571
Additional paid-in capital	391,496	363,956
Retained earnings	1,084,149	1,151,575
Accumulated other comprehensive loss	(157,484)	(254,003)
Total shareholders’ equity	1,322,579	1,266,099
Noncontrolling interest	2,789	2,511
Total equity	1,325,368	1,268,610
Total liabilities and equity	$1,944,385	$1,820,606

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$148,694	$181,609	$194,734
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	62,875	56,073	52,260
Pension settlement loss, net of tax	41,454	—	—
Non-cash lease expense	22,489	21,438	18,852
Share-based compensation	13,196	12,061	10,133
Deferred income taxes	(7,644)	(19,648)	(1,609)
Gain on disposals of plant and equipment	(2,141)	(497)	(256)
Foreign exchange expense, net	9,340	6,818	12,124
Changes in assets and liabilities, net of acquisitions:
Receivables	11,417	(17,045)	19,150
Inventory	(26,179)	10,889	48,176
Accounts payable and accrued expenses	(12,772)	15,285	(23,085)
Operating leases	(22,901)	(21,129)	(18,874)
Income taxes	(5,236)	15,755	(1,524)
Income taxes-U.S. Tax Cuts and Jobs Act	(4,837)	(3,870)	(2,902)
Employee benefit plans	(4,697)	466	1,458
Other, net	15,820	3,148	7,073
Net cash flows from operating activities	238,878	261,353	315,710
Cash flows from investing activities:
Additions to property, plant, and equipment	(45,337)	(41,682)	(41,415)
Proceeds from sale of property, plant, and equipment	2,856	1,182	1,494
Cash paid for acquisitions, net of cash acquired	(114,664)	(5,201)	(34,831)
Other, net	20	73	463
Net cash flows from investing activities	(157,125)	(45,628)	(74,289)
Cash flows from financing activities:
Proceeds from issuance of debt	600,208	309,747	443,217
Repayments of debt	(581,514)	(280,512)	(558,746)
Payment of debt issuance costs	(974)	—	—
Proceeds from issuance of common stock	5,321	7,204	9,193
Purchases of common stock	(165,623)	(61,041)	(43,332)
Dividends paid	(49,999)	(46,876)	(41,723)
Deferred payments for acquisitions	(4,725)	(2,591)	(802)
Net cash flows from financing activities	(197,306)	(74,069)	(192,193)
Effect of exchange rate changes on cash and cash equivalents	(5,325)	(6,079)	(10,055)
Net change in cash and cash equivalents	(120,878)	135,577	39,173
Cash and cash equivalents at beginning of period	220,540	84,963	45,790
Cash and cash equivalents at end of period	$99,662	$220,540	$84,963

Cash paid for income taxes, net of refunds	$76,676	$58,024	$55,120
Cash paid for interest	$9,847	$6,423	$12,115

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$628	$1,748	$2,229
Lease right-of-use assets obtained in exchange for new operating lease liabilities	$26,889	$30,796	$25,899
Payable to sellers of acquired entities	$2,180	$1,750	$7,027
Issuance of common stock - deferred Board of Director compensation	9,055	—	—
Non-cash investment to acquire property in lieu of cash payment for products provided	$—	$—	$419
Accrued dividends payable to noncontrolling interests	$—	$961	$821
See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Total Shareholders’ Equity
(In thousands)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Redeemable Noncontrolling Interest
Balance as of year-end 2022	46,193	$4,619	$325,426	$969,261	$(231,448)	$2,276	$620
Net Income	—	—	—	193,272	—	935	527
Currency translation adjustment	—	—	—	—	11,992	36	(2)
Pension and other post retirement plans, net of tax benefit $643	—	—	—	—	(1,658)	—	—
Dividends on common stock ($0.90/share)	—	—	—	(41,723)	—	—	—
Dividend to noncontrolling interest	—	—	—	—	—	(821)	—
Common stock issued	216	22	9,171	—	—	—	—
Share-based compensation	131	13	10,120	—	—	—	—
Common stock repurchased	(473)	(47)	—	(42,298)	—	—	—
Balance as of year-end 2023	46,067	$4,607	$344,717	$1,078,512	$(221,114)	$2,426	$1,145
Net Income	—	—	—	180,309	—	1,193	107
Currency translation adjustment	—	—	—	—	(35,725)	(147)	(7)
Pension and other post retirement plans, net of tax expense $938	—	—	—	—	2,836	—	—
Dividends on common stock ($1.00/share)	—	—	—	(46,020)	—	—	—
Dividend to noncontrolling interest	—	—	—	—	—	(961)	(21)
Common stock issued	153	15	7,189	—	—	—	—
Share-based compensation	119	11	12,050	—	—	—	—
Common stock repurchased	(623)	(62)	—	(61,226)	—	—	—
Balance as of year-end 2024	45,716	$4,571	$363,956	$1,151,575	$(254,003)	$2,511	$1,224
Net Income	—	—	—	147,090	—	1,176	428
Currency translation adjustment	—	—	—	—	48,792	69	33
Pension and other post retirement plans, net of tax expense $15,659	—	—	—	—	47,727	—	—
Dividends on common stock ($1.06/share)	—	—	—	(48,042)	—	—	—
Dividend to noncontrolling interest	—	—	—	—	—	(967)	(28)
Common stock issued	197	20	14,356	—	—	—	—
Share-based compensation	110	12	13,184	—	—	—	—
Common stock repurchased	(1,845)	(185)	—	(166,474)	—	—	—
Balance as of year-end 2025	44,178	$4,418	$391,496	$1,084,149	$(157,484)	$2,789	$1,657

See Notes to Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company--“Franklin Electric” or the “Company” shall refer to Franklin Electric Co., Inc. and its consolidated subsidiaries.

Fiscal Year--The financial statements and accompanying notes are as of and for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, and referred to as 2025, 2024 and 2023, respectively.

Principles of Consolidation--The consolidated financial statements include the accounts of Franklin Electric Co., Inc. and its consolidated subsidiaries. All intercompany transactions have been eliminated.

Business Combinations--The Company allocates the purchase price of its acquisitions to the assets acquired, liabilities assumed, and noncontrolling interests based upon their respective fair values at the acquisition date. The Company utilizes management estimates and may use inputs from an independent third-party valuation firm to assist in determining these fair values. The excess of the acquisition price over estimated fair values of the net assets acquired is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period, which may be up to one year from the acquisition date. If the preliminary, estimated fair values of the net assets acquired are in excess of the acquisition price, that represents a bargain purchase gain, and the Company records this amount in "Accrued expenses and other current liabilities" on the consolidated balance sheet until it completes its determination of fair values for the net assets acquired. Once that fair value determination is completed, the bargain purchase gain is recognized on the consolidated statements of income in "Other income, net". Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred.

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

The following table disaggregates the Company's net sales from contracts with customers by segment:

Net Sales
(In millions)	2025	2024	2023
Water Systems
External sales
United States & Canada	$607.9	$586.6	$636.0
Latin America	204.7	170.9	174.2
Europe, Middle East & Africa	218.1	211.4	198.3
Asia Pacific	100.9	93.2	86.8
Intersegment sales
United States & Canada	124.8	121.9	108.4
Total sales	1,256.4	1,184.0	1,203.7
Distribution
External sales
United States & Canada	700.7	685.5	673.3
Total sales	700.7	685.5	673.3
Energy Systems
External sales
United States & Canada	229.0	212.4	220.9
All other	70.0	61.3	75.6
Total sales	299.0	273.7	296.5

Intersegment Eliminations/Other	(124.8)	(121.9)	(108.4)
Consolidated	$2,131.3	$2,021.3	$2,065.1

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

Research and Development Expense--The Company’s research and development activities are charged to expense in the period incurred. The Company incurred expenses of approximately $20.0 million in 2025, $21.5 million in 2024, and $17.7 million in 2023 related to research and development.

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

The Company’s depreciation expense was $39.3 million, $37.2 million, and $35.1 million in 2025, 2024, and 2023, respectively.

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

Amortization is recorded and calculated for definite-lived intangible assets on a basis that reflects cash flows over the estimated useful lives. The estimated useful lives over which each intangible class is amortized is as follows:

Customer relationships	8 - 20 years
Patents	17 years
Technology	15 years
Trade names	5 - 20 years
Other	5 - 8 years

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

Translation of Foreign Currency Financial Statements--All assets and liabilities of foreign subsidiaries in functional currency other than the U.S. dollar are translated at year end exchange rates with the exception of the non-monetary assets and liabilities in countries with highly inflationary economies, which are translated at historical exchange rates. All revenue and expense accounts are translated at average rates in effect during the respective period with the exception of expenses related to the non-monetary assets and liabilities, which are translated at historical exchange rates. Adjustments for translating longer term foreign currency assets and liabilities in U.S. dollars are included as a component of other comprehensive income/(loss) except for hyperinflation accounting adjustments. Transaction gains and losses that arise from shorter term exchange rate fluctuations and hyperinflation accounting adjustments are included in “Foreign exchange expense, net” within the Company’s consolidated statements of income, as incurred. The Company's operations in Argentina and Turkey have been accounted for using the highly inflationary accounting rules since 2018 and 2022, respectively.

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

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. The Company adopted this ASU prospectively, effective with its 2025 annual financial statements and the adoption did not have a material impact on its financial statements.

Accounting Standards Issued But Not Yet Adopted
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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 amends the existing guidance in ASC 270 to clarify the applicability, form, and content of interim financial statements and to improve the organization and usability of interim reporting requirements. The amendments introduce a disclosure principle requiring entities to provide information about events and changes that occur since the most recent annual reporting period that could have a material impact on the entity. This ASU also compiles interim disclosure requirements within ASC 270 and other Topics into a single location. ASU 2025-11 is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on the Company’s financial statements and disclosures.

3. ACQUISITIONS
2025
Barnes
In March 2025, the Company acquired 100 percent of Barnes de Colombia S.A. ("Barnes"), a leading manufacturer and distributor of industrial and commercial pumps based in Cota, Cundinamarca, Colombia, for total upfront cash consideration of $96.8 million, net of cash acquired.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2025. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and cash equivalents	$3.4
Receivables	$9.6
Inventories	$23.6
Other current assets	$3.9
Property, plant and equipment	$13.5
Goodwill	$44.5
Other intangible assets	$45.5
Other non-current assets	$3.6
Debt	$(13.8)
Accounts payable	$(9.8)
Accrued expenses and other current liabilities	$(2.4)
Deferred tax liabilities	$(18.6)
Other non-current liabilities	$(2.8)
Total assets acquired and liabilities assumed	$100.2

The Company allocated $33.4 million of the total consideration to customer relationships with a useful life of 8 years, $9.3 million to trade names with a useful life of 11 years, and $2.8 million to developed technology with a useful life of 7 years. The fair values of the intangible assets were determined using the income approach. The Company considers the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values. In 2025, the Company recorded various immaterial measurement period adjustments, resulting in a decrease to goodwill of $1.3 million. The measurement period adjustments did not have a significant impact on the Company’s results of operations.

The goodwill, which is not deductible for tax purposes, includes the value of an assembled workforce, potential future technologies as well as the overall strategic benefits provided to the Company’s product portfolio and is included in the Water Systems segment.

The results of operations of the acquired business have been included in the Company’s consolidated statement of income since the date the business was acquired. The Barnes acquisition contributed $38.8 million of net sales for the twelve months ended December 31, 2025 while the impact on net income was not significant. The Company has not presented pro forma financial information for the Barnes acquisition because its results are not material to the Company’s condensed consolidated financial statements.

PumpEng
In February 2025, the Company acquired 100 percent of the ownership interests of PumpEng Pty Ltd ("PumpEng") for a purchase price of AUD 24.0 million (approximately $15.0 million). PumpEng, based in Australia, specializes in the design, manufacture and service of submersible pumps for the mining sector. The fair value of the assets acquired and liabilities assumed is final as of December 31, 2025.

The Company has not included various disclosures for the PumpEng acquisition including presenting separate results of operations of the acquired company since the closing of the acquisition or combined pro forma financial information of the Company and the acquired business, as the Company does not consider the acquisition to be material.

2024
During the fourth quarter ended December 31, 2024, the Company acquired substantially all of the assets of FSHS Incorporated, a water treatment systems distributor. The all-cash purchase price for the acquisition was $4.5 million. The fair value of the assets acquired and liabilities assumed is final as of December 31, 2025.

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

The fair value of the assets acquired and liabilities assumed for all 2023 acquisitions was final as of December 31, 2024.

The Company has not included various disclosures for the 2023 through 2025 acquisitions including presenting separate results of operations of any of the acquired companies since the closing of the acquisitions or combined pro forma financial information of the Company and the acquired interests, as the Company does not consider any of the acquisitions to be material individually or in the aggregate.

Transaction costs for all acquisition-related activity were expensed as incurred under the guidance of FASB ASC Topic 805, Business Combinations. Transaction costs are included in the "Selling, general, and administrative expenses" line of the Company’s consolidated statements of income and were $2.4 million for the year ended December 31, 2025, and immaterial for all other periods presented.

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets, excluding goodwill, are as follows:

(In millions)	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	$309.5	$(149.7)	$263.4	$(128.8)
Patents	7.4	(7.4)	7.2	(7.2)
Technology	10.5	(7.8)	7.5	(7.5)
Trade names	58.6	(11.6)	44.5	(8.1)
Other	3.1	(2.5)	2.8	(2.4)
Total	$389.1	$(179.0)	$325.4	$(154.0)
Non-amortizing intangibles:
Trade names	41.6	—	41.6	—
Total intangibles	$430.7	$(179.0)	$367.0	$(154.0)

Amortization expense related to intangible assets for the years ended December 31, 2025, 2024, and 2023, was $23.6 million, $18.8 million, and $17.1 million, respectively.

Amortization expense for each of the five succeeding years is projected as follows:

(In millions)	2026	2027	2028	2029	2030
	$24.0	$22.5	$21.9	$20.9	$20.3

The change in the carrying amount of goodwill by reportable segment for 2025 and 2024, is as follows:

(In millions)	Water Systems	Energy Systems	Distribution	Consolidated
Balance as of December 31, 2023	$221.4	$70.4	$50.6	$342.4
Acquisitions	0.8	—	—	0.8
Adjustments to prior year acquisitions	(1.0)	—	—	(1.0)
Foreign currency translation	(3.6)	(0.1)	—	(3.7)
Balance as of December 31, 2024	$217.6	$70.3	$50.6	$338.5
Acquisitions	55.2	—	—	55.2
Adjustments to prior year acquisitions	0.1	—	—	0.1
Foreign currency translation	4.1	0.2	—	4.3
Balance as of December 31, 2025	$277.0	$70.5	50.6	$398.1

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	2025	2024
Salaries, wages, and commissions	$49.2	$49.0
Product warranty costs	9.1	9.0
Insurance	3.3	2.4
Employee benefits	20.7	19.9
Other	25.7	39.5
	$108.0	$119.8

6. DEBT
Debt consisted of the following:

(In millions)	2025	2024
New York Life Agreement	$75.0	$75.0
Prudential Agreement	50.0	—
Credit Agreement	30.0	41.4
Project Bonds	11.5	12.8
Foreign subsidiary debt	0.6	0.3
Less: unamortized debt issuance costs	(0.1)	(0.1)
	167.0	129.4
Less current maturities	(31.8)	(117.8)
Long-term debt	$135.2	$11.6

Debt outstanding at December 31, 2025, excluding unamortized debt issuance costs, matures as follows:

(In millions)	Total	2026	2027	2028	2029	2030	Thereafter
Debt	$167.1	$31.8	$1.5	$1.5	$1.5	$1.6	$129.2

New York Life Agreement
On May 27, 2015, the Company entered into an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the “New York Life Agreement”) for $150.0 million maximum aggregate principal borrowing capacity. On October 28, 2016, the Company entered into the First Amendment to the Note Purchase and Private Shelf Agreement. The Amendment was intended to make the covenants within the New York Life Agreement consistent with the covenants that were modified in the Third Amended and Restated Credit Agreement. On September 26, 2018, the Company entered into the Second Amendment to the Note Purchase and Private Shelf Agreement which increased the aggregate borrowing capacity to $200.0 million and authorized the issuance of $75.0 million of fixed rate senior noted due September 26, 2025. These senior notes bear an interest rate of 4.04 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable rate indebtedness with New York Life. On July 30, 2021, the New York Life agreement was renewed with an expiration date of July 30, 2024. On May 15, 2024, the Company entered into Amendment No. 1 to the renewal that increased the total available facility amount from lenders to $250.0 million from $200.0 million and changed the expiration date from July 30, 2024 to May 15, 2027. On September 26, 2025, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2032. These senior notes bear an interest rate of 5.01 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of December 31, 2025, there was $175.0 million of remaining borrowing capacity under the New York Life Agreement.

Prudential Agreement
On April 9, 2007, the Company entered into the uncommitted and unsecured Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”) in the amount of $175.0 million. Under the Prudential Agreement, the Company issued notes in an aggregate principal amount of $110.0 million on April 30, 2007 (the “B-1 Notes”) and $40.0 million on September 7, 2007 (the “B-2 Notes”). The B-1 Notes and B-2 Notes bear a coupon of 5.79 percent and had, at issuance, an average life of 10 years with a final maturity in 2019. On July 22, 2010, the Company entered into Amendment No. 3 to the Prudential Agreement to increase its borrowing capacity by $25.0 million. On December 14, 2011, the Company entered into Amendment No. 4 to the Second Amended and Restated Note Purchase and Private Shelf Agreement to redefine the debt to EBITDA ratio covenant in order to be equivalent to that under the Agreement. On December 31, 2012, the Company and Prudential Insurance Company of America entered into an amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement to extend the effective date to December 31, 2015. On May 5, 2015, the Company entered into Amendment No. 6 to the Second Amended and Restated Note Purchase and Private Shelf Agreement. This amendment provided for debt repayment guarantees from certain Company subsidiaries and waived certain non-financial covenants related to subsidiary guarantees. On May 28, 2015, the Company entered into a Third Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to increase the total borrowing capacity from $200.0 million to $250.0 million. On October 28, 2016, the Company entered into Amendment No. 1 to the Third Amended and Restated Note Purchase and Private Shelf Agreement. This amendment was intended to make the covenants within the Prudential Agreement consistent with the covenants that were modified in the Credit Agreement (below). On July 30, 2021, the Company entered into the Fourth Amended and Restated Note Purchase and Private Shelf Agreement, which reduced the borrowing capacity to $150.0 million and extended the expiration date to July 30, 2024. On May 15, 2024, the Company entered into Amendment No. 1 to the Fourth Amended and Restated Note Purchase and Private Shelf Agreement that increased the total available facility amount from lenders to $250.0 million from $150.0 million and changed the expiration date from July 30, 2024 to May 15, 2027. On September 26, 2025, the Company issued and sold $50.0 million of fixed rate senior notes due September 26, 2032. These senior notes bear an interest rate of 5.01 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of December 31, 2025, the Company has $200.0 million borrowing capacity available under the Prudential Agreement.

Credit Agreement
On May 13, 2021, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Previous Credit Agreement”). The Previous Credit Agreement extended the maturity date of the Company’s previous credit agreement to May 13, 2026, and decreased the commitment amount from $300.0 million to $250.0 million. On May 11, 2022, the Company entered into Amendment No. 1 that increased the commitment amount from $250.0 million to $350.0 million. On May 14, 2025, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”). The Fifth Amended and Restated Credit Agreement extended the maturity date of the Previous Credit Agreement to May 14, 2030 while keeping the revolving commitment amount unchanged at $350.0 million. The Credit Agreement provides that the Borrowers may request an increase in the aggregate commitments by up to $175.0 million (not to exceed a total commitment of $525.0 million) subject to the conditions contained therein. All of the Company’s present and future material domestic subsidiaries unconditionally guaranty all of the Borrowers’ obligations under and in connection with the Credit Agreement. Additionally, the Company unconditionally guaranties all of the obligations of Franklin Electric B.V. under the Credit Agreement. Under the Credit Agreement, the Borrowers are required to pay certain fees, including a facility fee of 0.100 percent to 0.275 percent (depending on the Company’s leverage ratio) of the aggregate commitment, payable quarterly in arrears. USD loans may be made either at (i) a Secured Overnight Financing Rate (SOFR) Term Benchmark, with a zero percent floor, plus an applicable margin of 0.950 percent to 1.975 percent (depending on the Company's leverage ratio) or (ii) an alternative base rate as defined in the Credit Agreement. EUR loans may be made in Euro Interbank Offer Rate (EURIBOR) Term Benchmark, with a zero percent floor, plus an applicable margin of 0.850 percent to 1.875 percent (depending on the Company’s leverage ratio) or (ii) an alternative base rate as defined in the Credit Agreement.

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

As of December 31, 2025, the Company had $30.0 million outstanding borrowings with a weighted-average interest rate of 2.9 percent, $6.4 million in letters of credit outstanding, and $313.6 million of available capacity under the Credit Agreement. As of December 31, 2024, the Company had $41.4 million outstanding borrowings with a weighted average interest rate of 3.7 percent, $4.5 million in letters of credit outstanding, and $304.1 million of available capacity under the Credit Agreement.

The Company also has lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $19.7 million. As of December 31, 2025, there were $1.5 million outstanding borrowings and $18.1 million of available capacity under these lines of credit. As of December 31, 2024, there were $16.8 million overdraft lines of credit with no outstanding borrowings and $16.8 million of available capacity under these lines of credit.
Covenants
The Company’s credit agreements contain customary financial covenants. The Company’s most significant agreements and restrictive covenants are in the New York Life Agreement, the Project Bonds, the Prudential Agreement, and the Credit Agreement; each containing both affirmative and negative covenants. The affirmative covenants relate to financial statements, notices of material events, conduct of business, inspection of property, maintenance of insurance, compliance with laws and most favored lender obligations. The negative covenants include limitations on loans, advances and investments, and the granting of liens by the Company or its subsidiaries, as well as prohibitions on certain consolidations, mergers, sales and transfers of assets. The covenants also include financial requirements including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. Cross default is applicable with the Credit Agreement, the Prudential Agreement, the Project Bonds, and the New York Life Agreement, but only if the Company is defaulting on an obligation exceeding $10.0 million. The Company was in compliance with all financial covenants as of December 31, 2025.

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

At December 31, 2025, the Company had $8.5 million of commitments primarily for capital expenditures and the purchase of raw materials to be used in production.

The changes in the carrying amount of the warranty accrual, as recorded in the “Accrued expenses and other current liabilities” line of the Company’s consolidated balance sheets for 2025 and 2024, are as follows:

(In millions)	2025	2024
Beginning balance	$9.0	$9.3
Accruals related to product warranties	11.5	12.7
Reductions for payments made	(11.4)	(13.0)
Ending balance	$9.1	$9.0

The Company maintains certain warehouses, distribution centers, office space, and equipment operating leases. The Company also has lease agreements that are classified as financing. However, these financing leases are immaterial to the Company.

The components of the Company's operating lease portfolio as of 2025, 2024, and 2023 are as follows:

Lease Cost (In millions):	2025	2024	2023
Operating lease cost	$22.9	$22.0	$18.8
Variable lease cost	$9.3	$8.1	$7.6

Other Information:
Weighted-average remaining lease term	4.4 years	4.2 years	4.0 years
Weighted-average discount rate	5.5%	5.0%	4.3%

The Company has entered into lease agreements with aggregate future minimum payments of approximately $2.0 million that have not yet commenced as of December 31, 2025.

The future minimum rental payments for non-cancellable operating leases as of December 31, 2025, are as follows:

(In millions)	Total	2026	2027	2028	2029	2030	Thereafter
Undiscounted future minimum rental payments	$77.6	$24.4	$17.8	$13.2	$8.4	$5.1	$8.7
Less: Imputed Interest	10.6
Present value of lease liabilities	$67.0

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

The Company recognizes share-based compensation expense only for the portion of shares that it expects to vest. As such, an estimated forfeiture rate is applied to calculate the share-based compensation expense, which is based on historical forfeiture data. The total share-based compensation expense recognized in 2025, 2024, and 2023 was $13.2 million, $12.1 million, and $10.1 million, respectively. The tax benefit recognized in 2025, 2024, and 2023 was $3.7 million, $5.0 million, and $5.6 million. Included in the benefit in 2025, 2024, and 2023 were excess tax benefits on share-based compensation of $0.6 million, $2.3 million, and $3.2 million, respectively.

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

The table below provides the weighted average grant-date fair values and key assumptions used for the Black-Scholes model to determine the fair value of options granted during 2025, 2024, and 2023:

	2025	2024	2023
Risk-free interest rate	4.39%	4.38%	4.02%
Dividend yield	1.00%	1.03%	0.95%
Volatility factor	32.50%	33.01%	33.81%
Expected term	6.0 years	6.0 years	6.0 years
Weighted average grant-date fair value of options	$38.08	$35.03	$34.51

A summary of the Company’s outstanding stock option activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Stock Options
Outstanding at beginning of 2025	861	$66.15
Granted	63	106.00
Exercised	(93)	57.48
Forfeited	(5)	102.01
Expired	(15)	96.71
Outstanding at end of 2025	811	$69.44	4.60 years	$21,974
Expected to vest after applying forfeiture rate	808	$69.32	4.59 years	$21,972
Vested and exercisable at end of period	695	$64.18	3.93 years	$21,927

(In millions)	2025	2024	2023
Intrinsic value of options exercised	$3.6	$8.8	$11.6
Cash received from the exercise of options	5.3	7.2	9.2
Fair value of shares vested	4.2	2.5	3.1
Tax benefit of options exercised	0.6	1.8	2.9

As of December 31, 2025, there was $2.1 million of total unrecognized compensation cost related to non-vested stock options granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.63 years.

Stock/Stock Unit Awards:
Under the 2017 Stock Plan, non-employee directors and employees may be granted stock awards and stock units. Stock awards to non-employee directors are generally fully vested when made. Stock/stock unit awards to employees cliff vest over 3 years (subject to accelerated vesting of a pro rata portion in the case of retirement, death or disability) and may be contingent on the attainment of certain performance goals, which are based on specified growth objectives measured relative to an established market benchmark. Dividends are paid to the recipient prior to vesting, except that dividends on performance-based stock awards under the 2012 Stock Plan and the 2017 Stock Plan will be paid only to the extent the performance goals are met.

Stock/stock unit awards granted to retirement eligible employees are expensed over the vesting period. Compensation cost for the performance stock/stock unit awards is accrued based on the probable outcome of specified performance conditions.

A summary of the Company’s restricted stock/stock unit award activity and related information is as follows:

(Shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Restricted Stock/Stock Unit Awards
Non-vested at beginning of 2025	314	$92.83
Awarded	120	101.28
Vested	(98)	84.89
Forfeited	(23)	96.50
Non-vested at end of 2025	313	$98.28

The weighted-average grant date fair value of restricted stock/stock unit awards granted in 2025, 2024, and 2023, is $101.28, $93.97, and $87.31, respectively. The fair value of restricted stock/stock unit awards that vested in 2025, 2024, and 2023, was $8.3 million, $7.9 million, and $8 million, respectively.

As of December 31, 2025, there was $11.1 million of total unrecognized compensation cost related to non-vested stock/stock unit awards granted under the stock plans. That cost is expected to be recognized over a weighted-average period of 1.22 years.

Authorized Shares
The Company has the authority to issue 65,000,000, $0.10 par value common shares.

The Company also has the authority to issue 100,000 preference shares with no par value and 5,000,000 preferred shares with no par value. No preference or preferred shares have been issued.

Repurchased Shares
During 2025, 2024, and 2023, pursuant to a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased and retired the following amounts and number of shares:

(In millions, except share amounts)	2025	2024	2023
Repurchases	$160.0	$53.1	$32.5
Shares	1,790,958	549,062	371,452

The Company retired shares in the amount of 54,506, 74,513, and 101,690 in 2025, 2024, and 2023, respectively, that were received from employees as payment for the exercise price of their stock options and taxes owed upon the exercise of their stock options and release of their restricted awards. The Company also reduced outstanding shares in the amount of 16,856, 5,930, and 0 in 2025, 2024, and 2023, respectively, that had been previously granted as stock awards to employees but were forfeited upon not meeting the required restriction criteria or termination.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss), net of tax, by component are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments	Total
Balance, December 31, 2022	$(191.3)	$(40.1)	$(231.4)
Other comprehensive income/(loss) before reclassifications(1)	12.0	(3.3)	8.7
Amounts reclassified from accumulated other comprehensive income/(loss) (2)(3)	—	1.6	1.6
Net other comprehensive income/(loss)	12.0	(1.7)	10.3
Balance, December 31, 2023	$(179.3)	$(41.8)	$(221.1)
Other comprehensive income/(loss) before reclassifications(1)	(35.7)	1.1	(34.6)
Amounts reclassified from accumulated other comprehensive income/(loss) (2)(3)	—	1.7	1.7
Net other comprehensive income/(loss)	(35.7)	2.8	(32.9)
Balance, December 31, 2024	$(215.0)	$(39.0)	$(254.0)
Other comprehensive income/(loss) before reclassifications(1)	48.8	5.6	54.4
Amounts reclassified from accumulated other comprehensive income/(loss) (2)(3)	—	0.6	0.6
Pension settlement, net of tax(4)	—	41.5	41.5
Net other comprehensive income/(loss)	48.8	47.7	96.5
Balance, December 31, 2025	$(166.2)	$8.7	$(157.5)
(1) Net of tax (benefit)/expense of $2.0 million, $0.3 million and $(1.1) million for 2025, 2024, and 2022, respectively.

(2) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 10 - Employee Benefit Plans for additional details) and is included in the “Other income, net” line of the Company’s consolidated statements of income.

(3) Net of tax expense of $0.2 million, $0.6 million and $0.5 million for 2025, 2024, and 2023, respectively

(4) Net of tax expense of $13.5 million for 2025.

Amounts related to noncontrolling interests were not material.

10. EMPLOYEE BENEFIT PLANS
Defined Benefit Plans - As of December 31, 2025, the Company maintained one domestic pension plan and three German pension plans. The Company used a December 31, 2025 measurement date for these plans. The Company’s remaining domestic pension plan covers two retired participants.

On February 13, 2025, the Company's Board of Directors approved the termination of the domestic Franklin Electric Co, Inc. Pension Plan (the “Plan”). On July 9, 2025, lump sum distributions of $59.9 million were made to eligible participants who elected that payment option to settle the obligation. On July 29, 2025, the Company settled its benefit obligation under the Plan for the remaining participants with the purchase of a nonparticipating, single premium annuity contract from a third-party insurance company, for $28.6 million. In connection with the termination and settlement of the Plan, the Company recognized a non-cash pension settlement gross loss of $55.3 million during the third quarter of 2025 related to the actuarial losses previously accumulated in Accumulated Other Comprehensive Loss, which was included in the “Pension settlement loss” line of the Company’s condensed consolidated statements of income. The Plan was terminated on July 31st, 2025. Excess plan assets were reverted to the Company and will be contributed to the Company's defined contribution plan. The amount that exceeded the annual contribution limit is held in a suspense account until it can be contributed in future periods.

The terminated Plan, the single domestic and three German plans collectively comprise the ‘Pension Benefits’ disclosure caption.

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

The following table sets forth aggregated information related to the Company’s pension benefits and other postretirement benefits, including changes in the benefit obligations, changes in plan assets, funded status, amounts recognized in the balance sheet, amounts recognized in Accumulated Other Comprehensive Loss, and actuarial assumptions that the Company considered in its determination of benefit obligations and plan costs.

(In millions)	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Accumulated benefit obligation, end of year	$27.0	$127.1	$4.3	$4.6

Change in projected benefit obligation:
Benefit obligation, beginning of year	$127.9	$137.5	$4.6	$5.6
Service cost	0.6	0.6	—	—
Interest cost	4.3	6.1	0.2	0.3
Actuarial (gain)/loss	(4.4)	(5.3)	0.1	(0.6)
Settlements paid	—	—	—	—
Benefits paid	(14.6)	(9.8)	(0.6)	(0.7)
Foreign currency exchange	2.4	(1.2)	—	—
Plan settlement	(88.5)	—	—	—
Benefit obligation, end of year	$27.7	$127.9	$4.3	$4.6

Change in plan assets:
Fair value of assets, beginning of year	$105.3	$111.7	$—	$—
Actual return on plan assets	7.3	3.1	—	—
Company contributions	(4.9)	0.6	0.6	0.7
Settlements paid	—	—	—	—
Benefits paid	(14.6)	(9.8)	(0.6)	(0.7)
Foreign currency exchange	0.5	(0.3)	—	—
Plan settlement	(88.5)	—	—	—
Plan assets, end of year	$5.1	$105.3	$—	$—

Funded status	$(22.6)	$(22.6)	$(4.3)	$(4.6)

Amounts recognized in balance sheet:
Non current assets	$—	$7.6	$—	$—
Current liabilities	(5.6)	(6.1)	(0.6)	(0.7)
Non current liabilities	(17.0)	(24.1)	(3.7)	(3.9)
Net liability, end of year	$(22.6)	$(22.6)	$(4.3)	$(4.6)

Amount recognized in accumulated other comprehensive loss:
Prior service cost	$—	$—	$—	$—
Net actuarial gain (loss)	(33.5)	(39.8)	0.7	0.8
Settlement	—	—	—	—
Pension settlement loss, net of tax	41.5	—	—	—
Total recognized in accumulated other comprehensive loss	$8.0	$(39.8)	$0.7	$0.8

As of December 31, 2025, the pension benefits' aggregate accumulated benefit obligation and projected benefit obligation for plans that have an accumulated benefit obligation and projected benefit obligation in excess of plan assets was $27.0 million and $27.7 million, respectively and as of December 31, 2024, was $33.6 million and $34.5 million, respectively. As of December 31, 2025 and December 31, 2024, the aggregate fair value of plan assets related to these plans was $5.1 million and $4.3 million, respectively.

The following table sets forth other changes in plan assets and benefit obligation recognized in other comprehensive income/(loss) for 2025 and 2024:

(In millions)	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Net actuarial (gain)/loss	$(7.8)	$(0.9)	$0.1	$(0.6)
Amortization of:
Net actuarial loss	(0.9)	(2.3)	0.1	—
Prior service credit	—	—	—	—
Settlement recognition	—	—	—	—
Pension settlement loss	(54.9)	—	—	—
Deferred tax asset	15.7	0.8	(0.1)	0.1
Foreign currency exchange	—	0.1	—	—
Total recognized in other comprehensive income/(loss)	$(47.9)	$(2.3)	$0.1	$(0.5)

The settlement of the Plan was the largest contributor to the net actuarial losses recorded in 2025. The increased discount rate, partially offset by unfavorable returns on assets were the largest contributors to the net actuarial gains recorded in 2024.

Weighted-average assumptions used to determine domestic benefit obligations:

	Pension Benefits				Other Benefits
	2025		2024		2025	2024
Discount rate	4.07%		5.48%		5.04%	5.47%
Rate of increase in future compensation	—%	*	—%	*	2.00 - 9.00% (Graded)	2.00 - 9.00% (Graded)

*No rate of increases in future compensation were used in the assumptions for 2025 and 2024, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation. The weighted-average interest crediting rate of the cash balance component of the domestic Pension Plan was 0.0 percent, 4.50 percent, and 4.50 percent for 2025, 2024, and 2023, respectively and is based on the approximate 30-year Treasury rate as of November of the prior year with a minimum of 4.5 percent.

Assumptions used to determine domestic periodic benefit cost:

	Pension Benefits						Other Benefits
	2025		2024		2023		2025	2024	2023
Discount rate	4.07%		4.95%		5.14%		5.47%	4.88%	5.08%
Rate of increase in future compensation	—%	*	—%	*	—%	*	2.00 - 9.00% (Graded)	2.00 - 9.00% (Graded)	2.00 - 9.00% (Graded)
Expected long-term rate of return on plan assets	—%		6.20%		5.70%		—%	—%	—%

*No rate of increases in future compensation were used in the assumptions for 2025, 2024, and 2023, as the cash balance component of the domestic Pension Plan was frozen and the other domestic Pension Plan components do not base benefits on compensation.

For the years ended December 31, 2025 and December 31, 2024, the Company used the PRI-2012 aggregate mortality table, and then projected forward from 2012 using Scale MP-2021 released by the Society of Actuaries during 2021 to estimate future mortality rates based upon current data.

The following table sets forth the aggregated net periodic benefit cost for all defined benefit plans for 2025, 2024, and 2023:

(In millions)	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
Service cost	$0.6	$0.6	$0.6	$—	$—	$—
Interest cost	4.3	6.1	6.4	0.2	0.3	0.3
Expected return on assets	(3.9)	(7.5)	(7.2)		—	—
Amortization of:
Transition obligation	—	—	—	—	—	—
Settlement cost	—	—	—	—	—	—
Prior service cost	—	—	—	—	—	—
Actuarial loss	0.9	2.3	2.1	—	—	—
Settlement cost	—	—	—	—	—	—
Pension settlement loss	54.9	—	—	—	—	—
Net periodic benefit cost	$56.8	$1.5	$1.9	$0.2	$0.3	$0.3

The Company consults with a third party investment manager for the assets of the funded domestic defined benefit plan. Before settlement of the Plan, the plan assets were invested primarily in pooled funds, where each fund in turn is composed of mutual funds that have at least daily net asset valuations. Thus, the Company’s funded domestic defined benefit plan assets were invested in a “fund of funds” approach.

The Company’s Board has delegated oversight and guidance to an appointed Employee Benefits Committee. The Committee has the tasks of reviewing plan performance and asset allocation, ensuring plan compliance with applicable laws, establishing plan policies, procedures, and controls, monitoring expenses, and other related activities.

The plan’s investment policies and strategies focused on the ability to fund benefit obligations as they come due. Considerations include the plan’s current funded level, plan design, benefit payment assumptions, funding regulations, impact of potentially volatile business results on the Company’s ability to make certain levels of contributions, and interest rate and asset return volatility among other considerations. Before settlement of the Plan, the Company attempted to maintain plan funded status at approximately 80 percent or greater pursuant to the Pension Protection Act of 2007. Prior to the settlement of the Plan, the Company saw ample liquidity to achieve this goal given the Company’s cash on hand, cash historically generated from business operations, and cash available under committed credit facilities.

Risk management and continuous monitoring requirements were met through monthly investment portfolio reports, quarterly Employee Benefits Committee meetings, annual valuations, asset/liability studies, and the annual assumption process focusing primarily on the return on asset assumption and the discount rate assumption. As of December 31, 2025 and December 31, 2024, funds were invested in equity, fixed income, and other investments as follows:

	Target Percentage	Plan Asset Allocation at Year-End
Asset Category	at Year-End 2025	2025	2024
Equity securities	—%	—%	16%
Fixed income securities	—%	—%	79%
Other	100%	100%	5%
Total	100%	100%	100%

Prior to settlement of the Plan, the Company did not see any particular concentration of risk within the plans, nor any plan assets that posed difficulties for fair value assessment. The Company had no allocation to potentially illiquid or potentially difficult to value assets such as hedge funds, venture capital, private equity, and real estate.

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

The fair values of the Company’s pension plan assets for 2025 and 2024 by asset category are as follows:

(In millions)	2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other
Insurance contracts	5.1	—	5.1	—
Cash and equivalents	—	—	—	—
Total	$5.1	$—	$5.1	$—

(In millions)	2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity
International equity mutual funds	$17.2	$17.2	$—	$—
Fixed income
U.S. treasury and government agency securities	11.1	—	11.1	—
Fixed income mutual funds	72.1	72.1	—	—
Other
Insurance contracts	4.3	—	4.3	—
Cash and equivalents	0.6	0.6	—	—
Total	$105.3	$89.9	$15.4	$—

The Company estimates total contributions to the plans of about $6.2 million in 2026.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in accordance with the following schedule:

(In millions)	Pension Benefits	Other Benefits
2026	$5.6	$0.6
2027	$5.1	$0.6
2028	$0.8	$0.5
2029	$0.8	$0.5
2030	$0.9	$0.5
Years 2030 through 2034	$5.2	$1.9

Defined Contribution Plans - The Company maintained two defined contribution plans during 2025, 2024, and 2023. The Company’s cash contributions are allocated to participant’s accounts based on investment elections.

The following table sets forth Company contributions to the defined contribution plans:

(In millions)	2025	2024	2023
Company contributions to the plans	$11.8	$11.4	$11.5

11. INCOME TAXES
Income before income taxes consisted of the following:

(In millions)	2025	2024	2023
Domestic	$108.9	$169.5	$163.9
Foreign	85.8	62.3	78.3
	$194.7	$231.8	$242.2

The income tax provision/(benefit) consisted of the following:

(In millions)	2025	2024	2023
Current:
Federal	$22.0	$42.5	$27.0
Foreign	25.5	17.3	14.9
State	6.1	10.0	7.2
Total current	53.6	69.8	49.1
Deferred:
Federal	(2.5)	(16.0)	(1.1)
Foreign	(3.8)	(0.8)	(0.3)
State	(1.3)	(2.8)	(0.2)
Total deferred	$(7.6)	$(19.6)	$(1.6)
	$46.0	$50.2	$47.5

The table below provides the updated requirements of ASU 2023-09 for 2025.

A reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows:

(In millions)	2025(a)
	Amount	Percent
U.S. Federal Statutory Tax Rate	$40.9	21.0%
U.S. State and Local Income Taxes, Net of Federal Income Tax Effect (a)	3.4	1.7
Foreign Tax Effects
Netherlands
Exemption of Foreign Business Profits	(7.2)	(3.7)
Pillar Two Global Minimum Tax	2.9	1.5
Other	1.3	0.6
Other foreign jurisdictions	7.3	3.7
Effect of Cross-Border under U.S. Tax Laws
Foreign-derived intangible income	(4.0)	(2.1)
Other	(0.3)	(0.1)
U.S. Nontaxable or Nondeductible Items
Nondeductible officer's compensation	2.5	1.3
Other	0.1	0.1
Other U.S. Adjustments	(0.9)	(0.4)
Effective Tax Rate	$46.0	23.6%
(a) The following jurisdictions made up the majority (greater than 50 percent) of the tax effect in this category:
2025 - California, Texas, Florida, Michigan, Pennsylvania, Illinois, and New York;

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the reconciliation of the tax provision for continuing operations at the U.S. statutory rate to the effective income tax expense rate as reported is as follows.

	2024	2023
U.S. Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.3	2.3
Foreign operations	1.0	(0.7)
R&D tax credits	(0.6)	(0.4)
Uncertain tax position adjustments	0.2	(0.1)
Valuation allowance on state and foreign deferred tax	0.2	(0.2)
Share-based compensation	(0.8)	(1.0)
Other items	0.9	(0.1)
Foreign Derived Intangible Income	(3.5)	(2.4)
Nondeductible officer's compensation	1.0	1.2
Effective tax rate	21.7%	19.6%

The effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to U.S. state taxes, foreign earnings taxed at rates higher than the U.S. statutory rate, U.S. state taxes, Pillar Two Global Minimum Tax, and nondeductible officer’s compensation, which were partially offset by an object exemption of foreign business profits in the Netherlands, the recognition of the U.S. foreign-derived intangible income (FDII) provisions, certain incentives, and discrete events.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(In millions)	2025	2024
Deferred tax assets:
Accrued expenses and reserves	$16.7	$15.5
Compensation and employee benefits	11.9	16.0
Intercompany prepayments (FDII related)	14.9	16.9
Net operating losses, tax credit carryforwards, and other	10.3	11.8
Lease liability	16.8	15.7
Research and development expenditures, net	4.5	7.4
Valuation allowance on state and foreign deferred tax	(4.4)	(4.4)
Total deferred tax assets	70.7	78.9
Deferred tax liabilities:
Accelerated depreciation on fixed assets	17.3	15.6
Amortization of intangibles	68.7	49.2
Lease right-of-use asset, net	16.8	15.7
Other items	0.6	0.4
Total deferred tax liabilities	103.4	80.9
Net deferred tax liabilities	$(32.7)	$(2.0)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for certain foreign income tax purposes incurred over the 3-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth.

On the basis of this evaluation, as of December 31, 2025, a valuation allowance of $4.4 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The Company has foreign income tax net operating loss (“NOL”) and credit carryforwards of $6.5 million and U.S. state income tax credit carryforwards of $3.8 million, which will expire on various dates as follows:

(In millions)
2026-2029	$3.2
2030-2034	1.6
2035-2039	0.6
2040-2045	0.3
Unlimited	4.6
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

As of December 31, 2025, the Company has estimated accumulated undistributed earnings generated by the Company's foreign subsidiaries of approximately $656.4 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign and U.S. state taxes. The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. The Company, therefore, has not recorded a deferred tax liability of approximately $7.5 million.

As of the beginning of 2025, the Company had gross unrecognized tax benefits of $1.3 million, excluding accrued interest and penalties. The unrecognized tax benefits increased due to uncertain tax positions identified for the current and prior years based on evaluations made during 2025, which were offset by statute expirations. The Company had gross unrecognized tax benefits, excluding accrued interest and penalties, of $3.0 million as of December 31, 2025.

During the first quarter of 2025, the Company recorded additional unrecognized tax benefits (excluding accrued interest and penalties) of $1.5 million. This amount is associated with uncertain tax positions taken by newly acquired companies in tax years prior to the acquisition of these companies. The stock purchase agreement related to the acquisition provides the Company the right to recover tax liabilities related to pre-acquisition tax years from the sellers and has accordingly recognized an indemnification receivable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2025, 2024, and 2023 (excluding interest and penalties) is as follows:

(In millions)	2025	2024	2023
Beginning balance	$1.3	$0.8	$0.9
Additions for tax positions of the current year	0.3	0.6	0.3
Additions for tax positions of prior years	1.5	0.2	—
Statute expirations	(0.1)	(0.3)	(0.4)
Ending balance	$3.0	$1.3	$0.8

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has accrued interest and penalties as of December 31, 2025, December 31, 2024, and December 31, 2023 of approximately $1.1 million, $0.1 million, and $0.1 million, respectively.

The Company is subject to taxation in the United States and various U.S. state and foreign jurisdictions. With few exceptions, as of December 31, 2025, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2022 and is no longer subject to foreign or U.S. state income tax examinations by tax authorities for years before 2020.

Total cash paid for income taxes, net of refunds are as follows:

(In millions)	2025
Federal	$43.8
State	9.2
Foreign	23.7
Total	$76.7

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

(In millions)	2025
Federal
United States	$43.8
Foreign
Brazil	$4.7

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

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share amounts)	2025	2024	2023
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$147.1	$180.3	$193.3
Less: Earnings allocated to participating securities	0.6	0.7	0.7
Net income available to common shareholders	$146.5	$179.6	$192.6
Denominator:
Basic weighted average common shares outstanding	45.0	45.9	46.2
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.5	0.6	0.7
Diluted weighted average common shares outstanding	45.5	46.5	46.9
Basic earnings per share	$3.25	$3.92	$4.17
Diluted earnings per share	$3.22	$3.86	$4.11

There were 0.2 million, 0.1 million, and 0.1 million stock options outstanding as of 2025, 2024, and 2023, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

13. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (“the swap”) to mitigate the Company’s exposure to these fluctuations in the Company’s stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days written notice by either party. As of December 31, 2025 and December 31, 2024, the swap had a notional value based on 150,000 shares and 250,000 shares, respectively. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the swap resulted in a loss of $2.3 million, a loss of $1.3 million, and a gain of $2.5 million, respectively. Gains and losses resulting from the swap were primarily offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the deferred compensation stock liability and the swap are recorded in the Company’s consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. As of December 31, 2025 and December 31, 2024, the Company had no foreign currency contracts outstanding. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the forward currency contracts resulted in a gain of $11.0 million, a loss of $0.2 million, and a gain of $1.6 million, respectively. This is recorded in the Company's consolidated statements of income within the "Foreign exchange expense, net" line.

14. FAIR VALUE MEASUREMENTS
As of December 31, 2025 and December 31, 2024, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10.2	$10.2	$—	$—
Marketable securities	$9.7	$9.7	$—	$—
Total assets	$19.9	$19.9	$—	$—

Liabilities:
Total liabilities	$—	$—	$—	$—

	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5.0	$5.0	$—	$—
Total assets	$5.0	$5.0	$—	$—

Liabilities:
Share swap transaction	$2.5	$2.5	$—	$—
Contingent payments related to acquisition	$5.0	—	—	$5.0
Total liabilities	$7.5	$2.5	$—	$5.0

The Company’s Level 1 cash equivalents assets are generally comprised of foreign bank guaranteed certificates of deposit and short term deposits. The Company’s Level 1 marketable securities assets are comprised of short term investment funds. The marketable securities asset is recorded within the "Other current assets" line of the condensed consolidated balance sheets. These marketable securities were excess plan assets from the pension settlement disclosed in Note 10 – Employee Benefit Plans. The excess plan assets were reclassified to “Other current assets” during the third quarter as a result of the pension settlement. The forward currency contracts asset and the share swap transaction asset are recorded within the "Receivables" line of the condensed consolidated balance sheets. The forward currency contracts liability and the share swap transaction liability are recorded within the "Accounts payable" line of the condensed consolidated balance sheets. The forward currency contracts and share swap transaction are further described in Note 13 - Financial Instruments.

The Company's Level 3 category includes contingent consideration related to acquisitions, which valuation inputs are unobservable and significant to the fair value measurement. Projections and estimated probabilities are used to estimate future contingent earn-out payments, which are discounted back to present value to compute contingent earn-out liabilities. The following table provides a roll-forward of the contingent consideration liability, which is included in "Accrued expenses and other liabilities" as of December 31, 2025 and "Other long-term liabilities" as of December 31, 2024 in the consolidated balance sheets:

(In millions)	2025	2024
Fair value at beginning of period	$5.0	$3.0
Additions	—	—
Adjustment to prior year acquisition	—	1.3
Change in fair value recognized in earnings	—	0.7
Payments	(5.0)	—
Fair value at end of period	$—	5.0

Total debt, including current maturities, have carrying amounts of $167.0 million as of December 31, 2025 and $129.4 million at December 31, 2024. The estimated fair value of all debt was $160.6 million and $128.0 million as of December 31, 2025 and

December 31, 2024, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

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

Financial information by reportable business segment is included in the following summary:

2025	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$1,131.6	$700.7	$299.0	$2,131.3
Intersegment sales	124.8	—	—	124.8
	$1,256.4	$700.7	$299.0	$2,256.1

Elimination of intersegment sales				$(124.8)
Total consolidated sales				$2,131.3

Cost of sales	$830.1	$511.2	$156.6
Selling, general and administrative expenses	218.7	149.4	43.3
Restructuring expense	0.4	0.3	—
Segment operating income	$207.2	$39.8	$99.1	$346.1

Reconciliation of segment operating income to income before income taxes
Deferred intersegment loss				$(2.4)
Corporate general and administrative expenses				(74.8)
Interest expense				(10.6)
Other income, net				0.6
Foreign exchange expense				(9.3)
Pension settlement loss				(54.9)
Consolidated income before income taxes				$194.7

2024	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$1,062.1	$685.5	$273.7	$2,021.3
Intersegment sales	121.9	—	—	121.9
	$1,184.0	$685.5	$273.7	$2,143.2

Elimination of intersegment sales				$(121.9)
Total consolidated sales				$2,021.3

Cost of sales	$782.0	$505.9	$137.6
Selling, general and administrative expenses	201.7	154.6	42.1
Restructuring expense	2.4	0.7	0.4
Segment operating income	$197.9	$24.3	$93.6	$315.8

Reconciliation of segment operating income to income before income taxes
Deferred intersegment loss				$(0.5)
Corporate general and administrative expenses				(71.7)
Interest expense				(6.3)
Other income, net				1.3
Foreign exchange expense				(6.8)
Consolidated income before income taxes				$231.8

2023	Water Systems	Distribution	Energy Systems	Consolidated
(In millions)

External sales	$1,095.3	$673.3	$296.5	$2,065.1
Intersegment sales	108.4	—	—	108.4
	$1,203.7	$673.3	$296.5	$2,173.5

Elimination of intersegment sales				$(108.4)
Total consolidated sales				$2,065.1

Cost of sales	$819.3	497.4	$162.0
Selling, general and administrative expenses	187.3	141.6	41.2
Restructuring expense	0.5	—	0.6
Segment operating income	$196.6	$34.3	$92.7	$323.6

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$2.2
Corporate general and administrative expenses				(63.4)
Interest expense				(11.8)
Other income, net				3.7
Foreign exchange expense				(12.1)
Consolidated income before income taxes				$242.2

(In millions)	2025	2024	2023
Depreciation and amortization
Water Systems	$45.8	$39.0	$36.9
Distribution	9.3	9.6	7.6
Energy Systems	4.3	4.3	4.2
Total segment depreciation and amortization	$59.4	$52.9	$48.7
Corporate	3.5	3.2	3.6
Total depreciation and amortization	$62.9	$56.1	$52.3

Capital Expenditures
Water Systems	$32.7	$27.8	$28.6
Distribution	6.2	9.3	9.3
Energy Systems	2.6	2.3	3.0
Total segment capital expenditure	$41.5	$39.4	$40.9
Corporate	3.5	1.8	2.3
Total capital expenditure	$45.0	$41.2	$43.2

Assets
Water Systems	$1,235.0	$998.8	$1,044.4
Distribution	367.2	358.9	365.6
Energy Systems	259.5	250.4	256.4
Total segment assets	$1,861.7	$1,608.1	$1,666.4
Corporate	82.7	212.5	61.7
Total assets	$1,944.4	$1,820.6	$1,728.1

Cash and property, plant and equipment are the major asset groups in “Corporate” of total assets for the years ended December 31, 2025 and December 31, 2024.

Financial information by geographic region is as follows:

	Net sales			Long-lived assets
(In millions)	2025	2024	2023	2025	2024	2023
United States	$1,446.5	$1,400.4	$1,441.6	$610.3	$626.6	$625.3
Foreign	684.8	620.9	623.5	368.9	221.6	240.3
Consolidated	$2,131.3	$2,021.3	$2,065.1	$979.2	$848.2	$865.6

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

No single customer accounted for more than 10 percent of the Company’s net sales in 2025, 2024, or 2023. No single customer accounted for more than 10 percent of the Company’s gross accounts receivable in 2025 or 2024.

16. SUBSEQUENT EVENTS
The Company evaluated subsequent events from December 31, 2025 through the date these financial statements were issued and except for those noted below has noted no subsequent events after December 31, 2025 for which disclosure is required.

In January 2026, management approved restructuring actions intended to improve operational efficiency and cost structure. There are no amounts recognized in our consolidated financial statements as of December 31, 2025 related to these plans as they did not meet the criteria for recognition under ASC 420 and 855. Management currently estimates that the total costs associated with these actions will be approximately $4.0 million and they are expected to be recorded in the first quarter of 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Electric Co., Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Distribution Reporting Unit — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

In evaluating goodwill for impairment, the Company has the option to assess goodwill for impairment through a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if it does not elect the option to perform an initial qualitative assessment, a quantitative impairment test is performed. In performing a quantitative impairment test, the Company determines the fair value of its reporting units by utilizing the income and market valuation approaches. The income approach estimates fair value based upon future revenue, expenses, and cash flows discounted to present value. The income approach requires management to make significant assumptions and estimates related to forecasts of future revenues and operating margins and discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company’s goodwill balance was $398.1 million on December 31, 2025, including $50.6 million of goodwill associated with the Distribution reporting unit. The fair value of the Distribution reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified the evaluation of goodwill of the Distribution reporting unit for impairment as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Distribution reporting unit. These significant judgments required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate management’s estimates and assumptions related to the forecasts of future revenue and operating margin and selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s forecasts of future revenues and operating margins and the Company’s determination of the discount rate for the Distribution reporting unit included the following, among others:

•We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those controls relating to management’s forecasts of future revenues and operating margins, and selection of the discount rate.
•We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to:
◦Historical revenues and operating margins.
◦Internal communications to management and the Board of Directors.
◦Forecasted information included in Company’s press releases as well as in analyst and industry reports applicable to the Company.
◦Publicly available forecasted information about peer companies considered to be comparable.
•We evaluated the impact of changes in management’s forecasts from the October 1, 2025 annual measurement date to year-end December 31, 2025.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate determined by management.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
February 20, 2026

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded the acquisitions of PumpEng Pty Ltd and Barnes de Colombia S.A. (Note 3 - Acquisitions) from its assessment of internal controls over financial reporting as the acquisitions occurred in 2025. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. The net sales and total assets of the current year acquisitions represented was approximately 2.3 percent and 9.1 percent of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. This report appears on page 62.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Electric Co., Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Franklin Electric Co., Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control over Financial Reporting, management excluded PumpEng Pty Ltd and Barnes de Colombia S.A. from its assessment of internal control over financial reporting as these acquisitions occurred in 2025. The combined net sales and total assets of these acquisitions represented approximately 2.3% and 9.1%, respectively, of the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at these acquired businesses.

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

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 20, 2026

ITEM 9B. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors and director nominees required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026, under the headings of “PROPOSAL 1: ELECTION OF DIRECTORS” and “INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS,” and is incorporated herein by reference.

The information concerning executive officers required by this Item 10 is contained in Part I of this Form 10-K under the heading of “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” and is incorporated herein by reference.

The information concerning Regulation S-K, Item 405 disclosures of delinquent Form 3, 4, or 5 filers required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026, under the heading of “DELINQUENT SECTION 16(a) REPORTS” and is incorporated herein by reference.

The information concerning the procedures for shareholders to recommend nominees to the Company’s board of directors, the Audit Committee of the board of directors, and the Company’s code of conduct and ethics required by this Item 10 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026 under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026, under the headings of “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE REPORT,” “COMPENSATION, DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANT OF PLAN BASED AWARDS TABLE,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE,” “OPTION EXERCISES AND STOCK VESTED TABLE,” “PAY VERSUS PERFORMANCE TABLE,” “PENSION BENEFITS TABLE,” “NON-QUALIFIED DEFERRED COMPENSATION,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026, under the headings of “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026, under the heading “INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026, under the heading “PROPOSAL 2: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2026 FISCAL YEAR,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this report:
1. Financial Statements - Franklin Electric Co., Inc.
Consolidated Statements of Income for the three years ended December 31, 2025
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2025
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024
Consolidated Statements of Cash Flows for the three years ended December 31, 2025
Consolidated Statements of Equity for the three years ended December 31, 2025
Notes to Consolidated Financial Statements
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

10.10	Form of Employment Security Agreement between the Company and DeLancey W. Davis (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 7, 2013)*
10.11	Employment Security Agreement between the Company and Jonathan M. Grandon (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 1, 2016)*
10.12	Employment Security Agreement between the Company and Jay J. Walsh (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the fiscal year ended December 31, 2019)*

Number	Description
10.13	Employment Security Agreement between the Company and Brent Spikes (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on August 2, 2022)*
10.14	Employment Security Agreement between the Company and Greg Levine (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on July 28, 2023)*
10.15	Employment Security Agreement between the Company and Jennifer Wolfenbarger (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed on July 31, 2025)*
10.16	Employment Security Agreement between the Company and Daniela Williams (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q filed on July 31, 2025)*
10.17	Confidentiality and Non-Compete Agreement between the Company and Joseph Ruzynski (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on July 26, 2024)*
10.18	Form of Confidentiality and Non-Compete Agreement between the Company and Greg Levine (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on July 28, 2023)*
10.19
Form of Confidentiality and Non-Compete Agreement between the Company and Gregg C. Sengstack, Jeffery L. Taylor, DeLancey W. Davis, Jonathan M. Grandon, Brent Spikes, and Jay J. Walsh (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended January 1, 2005)*

10.20	Confidentiality and Non-Compete Agreement between the Company and Jennifer Wolfenbarger (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q filed on July 31, 2025)*
10.21	Confidentiality and Non-Compete Agreement between the Company and Daniela Williams (incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q filed on July 31, 2025)*
10.22	Franklin Electric Co., Inc. Executive Severance Policy, as amended and restated effective July 1, 2024 (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed on July 26, 2024)*
10.23	Franklin Electric Co., Inc. Executive Severance Policy, as amended and restated effective February 19, 2026 (filed herewith)*
10.24	Description of the Executive Officer Annual Incentive Cash Bonus Program (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K for the fiscal year ended January 2, 2016)*
10.25	Franklin Electric Co., Inc. Management Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the Annual Meeting of Shareholders held May 8, 2015)*
10.26	Form of Non-Qualified Stock Option Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 12, 2013)*
10.27	Form of Non-Qualified Stock Option Agreement for Director Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 12, 2013)*
10.28	Form of Restricted Stock Unit Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on March 12, 2013)*
10.29	Form of Restricted Stock Unit Agreement for Director Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 12, 2013)*
10.30	Form of Restricted Stock Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 12, 2013)*
10.31	Form of Restricted Stock Award Agreement for Director Employees (incorporated by reference to the Company’s Form 8-K filed on May 4, 2012)*
10.32	Form of Performance Stock Unit Award Agreement for Non-Director Employees (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on March 12, 2013)*
10.33	Form of Performance Stock Unit Award Agreement for Director Employees (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on March 12, 2013)*
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

10.37
Bond Purchase and Loan Agreement, dated December 31, 2012, among the Company, The Board of Commissions of the County of Allen, Indiana, and the Bondholders referred to therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 2, 2013)

10.38
Amendment No. 1 to Bond Purchase and Loan Agreement and Waiver, dated May 5, 2015, among the Company, The Board of Commissioners of the County of Allen, and the Bondholders referred to therein (incorporated by reference to the Company’s Form 10-Q filed on May 6, 2015)

10.39
Fourth Amended and Restated Credit Agreement, dated May 13, 2021, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 13, 2021)

10.40
Amendment No. 1 dated May 11, 2022 to the Fourth Amended and Restated Credit Agreement, dated May 13, 2021, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 11, 2022)

10.41
Fifth Amended and Restated Credit Agreement, dated May 14, 2025, by and among Franklin Electric Co., Inc., Franklin Electric B.V., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 20, 2025)

10.42
Amended and Restated Note Purchase and Private Shelf Agreement by and among Franklin Electric Co., Inc., Franklin Electric B.V., NYL Investors LLC, and the purchasers named therein (incorporated by reference to Exhibit 10.5 to the Company's form 10-Q filed on August 3, 2021)

10.43
First Amendment to Amended and Restated Note Purchase and Private Shelf Agreement, dated May 15, 2024, by and among Franklin Electric Co., Inc., Franklin Electric B.V., NYL Investors LLC , and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 16, 2024)

10.44	Issuance of Series B Notes Pursuant to the New York Life Agreement dated May 27, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on October 1, 2018)
10.45
Confirmation of Acceptance in reference to the Amended and Restated Note Purchase and Private Shelf Agreement, dated September 22, 2025, by and among Franklin Electric Co., Inc., Franklin Electric B.V., NYL Investors LLC , and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on October 2, 2025)

10.46
Stock Redemption Agreement, dated April 15, 2015, between the Company and Ms. Patricia Schaefer and Ms. Diane Humphrey (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 20, 2015)

10.47	Retirement Agreement and General Release between the Company and Jeffery L. Taylor dated March 27, 2025 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on May 1, 2026)*
10.48	Retirement and Consulting Agreement between the Company and Gregg C. Sengstack dated April 23, 2025 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on July 31, 2025)*
10.49
Share Repurchase Agreement dated June 9, 2025 between the Company and Michael T. Flood, Louise Kellison Marsh, and Old National Bank in their capacity as the Co-Trustees of the Patricia Schaefer Amended and Restated Revocable Trust dated March 1, 2022 (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q filed on July 31, 2025)

10.50
Single Premium Guaranteed Annuity Contract Purchase Agreement, dated July 22, 2025, by and among Franklin Electric Co., Inc. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 28, 2025)

19	Insider Trading Policy (incorporated by reference to Exhibit 19 of the Company's Form 10-K filed on February 21, 2025)*
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

Number	Description
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Form of Franklin Electric Co., Inc. Dodd-Frank Restatement Recoupment Policy (incorporated by reference to Exhibit 97 of the Company’s Form 10-K for the fiscal year ended December 31, 2023)*
99.1	Forward-Looking Statements
101
The following financial information from Franklin Electric Co., Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023 (ii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2025, 2024, and 2023, (iii) Consolidated Balance Sheets as of December 31, 2025 and 2024, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024, and 2023, (v) Consolidated Statements of Equity for the years ended December 31, 2025, 2024, and 2023, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management Contract, Compensatory Plan or Arrangement

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
2025
Allowance for credit losses	$3.5	$0.7	$0.6	$0.2	$3.8
Allowance for deferred taxes	4.4	0.2	0.2	—	4.4
2024
Allowance for credit losses	$3.6	$1.6	$1.7	$—	$3.5
Allowance for deferred taxes	4.1	0.7	0.4	—	4.4
2023
Allowance for credit losses	$4.2	$(0.3)	$0.4	$0.1	$3.6
Allowance for deferred taxes	4.9	—	0.8	—	4.1

(a) Charges for which allowances were created.
(b) Primarily related to acquisitions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: February 20, 2026	By	/s/ Joseph A. Ruzynski
Joseph A. Ruzynski, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2026.

By	/s/ Joseph A. Ruzynski
Joseph A. Ruzynski
Chief Executive Officer
(Principal Executive Officer)

/s/ Jennifer A. Wolfenbarger
Jennifer A. Wolfenbarger
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Jennifer L. Sherman
Jennifer L. Sherman
Chairperson of the Board of Directors

/s/ Mark Carano
Mark Carano
Director

/s/ Victor Grizzle
Victor Grizzle
Director

/s/ Alok Maskara
Alok Maskara
Director

/s/ Renee J. Peterson
Renee J. Peterson
Director

/s/ Gregg C. Sengstack
Gregg C. Sengstack
Director

/s/ Chris Villavarayan
Chris Villavarayan
Director