Form 10-Q
period 2026-03-31
FRANKLIN ELECTRIC CO INC
filed 2026-04-29
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	April 23, 2026
$0.10	44,182,232 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter Ended
(In thousands, except per share amounts)	March 31, 2026	March 31, 2025

Net sales	$500,437	$455,247
Cost of sales	325,468	291,344
Gross profit	174,969	163,903
Selling, general, and administrative expenses	123,012	119,643
Restructuring expense	3,872	159
Operating income	48,085	44,101
Interest expense	(2,311)	(1,799)
Other income/(expense), net	(374)	843
Foreign exchange income/(expense), net	375	(1,293)
Income before income taxes	45,775	41,852
Income tax expense	11,080	10,478
Net income	$34,695	$31,374
Less: Net income attributable to noncontrolling interests	(365)	(412)
Net income attributable to Franklin Electric Co., Inc.	$34,330	$30,962
Earnings per share:
Basic	$0.77	$0.67
Diluted	$0.77	$0.67

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	First Quarter Ended
(In thousands)	March 31, 2026	March 31, 2025

Net income	$34,695	$31,374
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	1,952	13,048
Employee benefit plan activity	(17)	412
Other comprehensive income/(loss)	1,935	13,460
Income tax expense related to items of other comprehensive income/(loss)	4	(101)
Other comprehensive income/(loss), net of tax	1,939	13,359
Comprehensive income	36,634	44,733
Less: Comprehensive income attributable to noncontrolling interests	(312)	(313)
Comprehensive income attributable to Franklin Electric Co., Inc.	$36,322	$44,420

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$80,400	$99,662
Receivables, less allowances of $4,722 and $3,821, respectively	297,859	247,511
Inventories:
Raw material	199,352	189,380
Work-in-process	30,980	27,750
Finished goods	352,876	335,851
Total inventories	583,208	552,981
Other current assets	53,818	58,472
Total current assets	1,015,285	958,626

Property, plant, and equipment, at cost:
Land and buildings	181,949	179,681
Machinery and equipment	354,290	354,833
Furniture and fixtures	60,836	63,601
Other	81,160	79,172
Property, plant, and equipment, gross	678,235	677,287
Less: Allowance for depreciation	(426,161)	(425,123)
Property, plant, and equipment, net	252,074	252,164
Lease right-of-use assets, net	67,351	67,867
Deferred income taxes	7,046	6,582
Intangible assets, net	247,151	251,692
Goodwill	399,628	398,127
Other assets	8,030	9,327
Total assets	$1,996,565	$1,944,385

	March 31, 2026	December 31, 2025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$174,095	$174,954
Accrued expenses and other current liabilities	87,733	107,975
Current lease liability	20,319	20,518
Income taxes	7,819	8,772
Current maturities of long-term debt and short-term borrowings	89,779	31,827
Total current liabilities	379,745	344,046
Long-term debt	134,406	135,184
Long-term lease liability	46,018	46,481
Deferred income taxes	40,798	39,275
Employee benefit plans	22,507	22,833
Other long-term liabilities	28,513	29,541

Commitments and contingencies (see Note 7)

Redeemable noncontrolling interest	1,908	1,657

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (44,162 and 44,178, respectively)	4,416	4,418
Additional paid-in capital	398,075	391,496
Retained earnings	1,092,821	1,084,149
Accumulated other comprehensive loss	(155,492)	(157,484)
Total shareholders' equity	1,339,820	1,322,579
Noncontrolling interest	2,850	2,789
Total equity	1,342,670	1,325,368
Total liabilities and equity	$1,996,565	$1,944,385

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025

Cash flows from operating activities:
Net income	$34,695	$31,374
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,527	14,433
Non-cash lease expense	5,574	5,241
Share-based compensation	3,615	4,962
Deferred income taxes	(478)	145
Gain on disposals of plant and equipment	(138)	(358)
Foreign exchange (income)/expense	(375)	1,293
Changes in assets and liabilities, net of acquisitions:
Receivables	(49,578)	(29,376)
Inventory	(28,896)	(43,669)
Accounts payable and accrued expenses	(18,250)	(3,744)
Operating leases	(5,723)	(5,091)
Income taxes	4,848	4,619
Employee benefit plans	(199)	(267)
Other, net	(2,497)	970
Net cash flows from operating activities	(40,875)	(19,468)
Cash flows from investing activities:
Additions to property, plant, and equipment	(9,479)	(6,836)
Proceeds from sale of property, plant, and equipment	351	397
Cash paid for acquisitions, net of cash acquired	(430)	(109,687)
Other, net	20	9
Net cash flows from investing activities	(9,538)	(116,117)
Cash flows from financing activities:
Proceeds from issuance of debt	123,203	36,638
Repayments of debt	(65,968)	(16,272)
Proceeds from issuance of common stock	2,700	1,438
Purchases of common stock	(13,186)	(6,902)
Dividends paid	(12,446)	(13,160)
Deferred payments for acquisitions	(1,696)	(4,300)
Net cash flows from financing activities	32,607	(2,558)
Effect of exchange rate changes on cash and cash equivalents	(1,456)	1,597
Net change in cash and cash equivalents	(19,262)	(136,546)
Cash and cash equivalents at beginning of period	99,662	220,540
Cash and cash equivalents at end of period	$80,400	$83,994

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$620	$889
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$5,487	$2,702
Payable to sellers of acquired entities	$—	$1,523
Issuance of common stock - deferred Board of Director compensation	$276	$—
Payable for share repurchases	$—	$572
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2026, and for the first quarters ended March 31, 2026 and March 31, 2025 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the first quarter ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

2. ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides an optional practical expedient to simplify the measurement of credit losses for certain receivables and contract assets. ASU 2025-05 is effective for interim and annual periods beginning after December 15, 2025, with early adoption permitted. The guidance is to be applied prospectively. The Company adopted this ASU prospectively, effective with its 2026 interim financial statements and the adoption did not have a material impact on its financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied prospectively, retrospectively, or utilizing a modified transition method. The Company is currently evaluating the impact of this ASU on the Company's financial statements and does not expect it will have a material impact.

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

3. ACQUISITIONS
2025
Barnes
In March 2025, the Company acquired 100 percent of Barnes de Colombia S.A. ("Barnes"), a leading manufacturer and distributor of industrial and commercial pumps based in Cota, Cundinamarca, Colombia, for total upfront cash consideration of $96.8 million, net of cash acquired. The valuation of assets acquired and liabilities assumed is final as of March 31, 2026, with no material changes from the preliminary allocation previously disclosed.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and cash equivalents	$3.4
Receivables	9.6
Inventories	23.6
Other current assets	3.9
Property, plant and equipment	13.5
Goodwill	43.4
Other intangible assets	45.5
Other non-current assets	3.6
Debt	(13.8)
Accounts payable	(8.7)
Accrued expenses and other current liabilities	(2.4)
Deferred tax liabilities	(18.6)
Other non-current liabilities	(2.8)
Total assets acquired and liabilities assumed	$100.2

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

The results of operations of the acquired business have been included in the Company’s consolidated statement of income since the date the business was acquired. The Barnes acquisition contributed $6.2 million of incremental net sales for the three months ended March 31, 2026 while the impact on net income was not significant. The Company has not presented pro forma financial information for the Barnes acquisition because its results are not material to the Company’s condensed consolidated financial statements.

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

There were $0.2 million and $1.5 million of transaction costs for the first quarters ended March 31, 2026 and March 31, 2025 respectively.

Subsequent Event
In April 2026, the Company acquired 100 percent of the ownership interests of Benson Pump Corporation ("Benson Pump") for a purchase price of $21.3 million, subject to working capital and other closing adjustments. Benson Pump is a professional groundwater distributor based in Arkansas. The Company expects the purchase price to be primarily allocated to working capital, goodwill, and other intangibles assets.

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets, excluding goodwill, are as follows:

(In millions)	March 31, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	$310.7	$(155.0)	$309.5	$(149.7)
Patents	7.4	(7.4)	7.4	(7.4)
Technology	10.6	(8.0)	10.5	(7.8)
Trade names	59.0	(12.6)	58.6	(11.6)
Other	3.1	(2.5)	3.1	(2.5)
Total	$390.8	$(185.5)	$389.1	$(179.0)
Non-amortizing intangibles:
Trade names	41.9	—	41.6	—
Total intangibles	$432.7	$(185.5)	$430.7	$(179.0)

Amortization expense related to intangible assets for the first quarters ended March 31, 2026 and March 31, 2025 was $6.4 million and $5.1 million, respectively.

The change in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2026 is as follows:

(In millions)
	Water Systems	Energy Systems	Distribution	Consolidated
Balance as of December 31, 2025	$277.0	$70.5	$50.6	$398.1
Acquisitions	—	—	—	—
Adjustments to prior year acquisitions	0.2	—	—	0.2
Foreign currency translation	1.4	(0.1)	—	1.3
Balance as of March 31, 2026	$278.6	$70.4	$50.6	$399.6

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	March 31, 2026	December 31, 2025
Salaries, wages, and commissions	$39.3	$49.2
Product warranty costs	8.5	9.1
Insurance	3.5	3.3
Employee benefits	11.7	20.7
Other	24.7	25.7
Total	$87.7	$108.0

6. DEBT
Debt consisted of the following:

(In millions)	March 31, 2026	December 31, 2025
Prudential Agreement	$50.0	$50.0
New York Life Agreement	75.0	75.0
Credit Agreement	87.0	30.0
Project Bonds	10.8	11.5
Foreign subsidiary debt	1.5	0.6
Less: unamortized debt issuance costs	(0.1)	(0.1)
	$224.2	$167.0
Less: current maturities	(89.8)	(31.8)
Long-term debt	$134.4	$135.2

Prudential Agreement
The Company maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates. On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $150.0 million and changed the expiration date from July 30, 2024 to May 15, 2027. On September 26, 2025, the Company issued and sold $50.0 million of fixed rate senior notes due September 26, 2032. These senior notes bear an interest rate of 5.01 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of March 31, 2026, there was $200.0 million remaining borrowing capacity under the Prudential Agreement.

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"). On May 15, 2024, the Company entered into Amendment No. 1 to the renewal that increased the total available facility amount from lenders to $250.0 million from $200.0 million and changed the expiration date from July 30, 2024 to May 15, 2027. On September 26, 2025, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2032. These senior notes bear an interest rate of 5.01 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of March 31, 2026, there was $175.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of March 31, 2026, the Company had $87.0 million outstanding borrowings with a weighted-average interest rate of 4.7 percent, $6.4 million in letters of credit undrawn and outstanding, and $256.6 million of available capacity under the Credit Agreement. As of December 31, 2025, the Company had $30.0 million outstanding borrowings with a weighted-average interest rate of 2.9 percent, $6.4 million in letters of credit outstanding, and $313.6 million of available capacity under the Credit Agreement.

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

The Company also has overdraft lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credits is $20.4 million. As of March 31, 2026, there were $2.3 million outstanding borrowings and $18.1 million of available capacity under these lines of credit. As of December 31, 2025, there were $19.7 million overdraft lines of credit with $1.5 million outstanding borrowings and $18.1 million of available capacity under these lines of credit.

7. COMMITMENTS AND CONTINGENCIES
In 2011, the Company became aware of a review of alleged issues with certain underground piping connections installed in filling stations in France owned by the French Subsidiary of Exxon Mobile, Esso S.A.F. A French court ordered that a designated, subject-matter expert review 103 filling stations to determine what, if any, damages are present and the cause of those damages. The Company has participated in this investigation since 2011, along with several other third parties including equipment installers, engineering design firms who designed and provided specifications for the stations, and contract manufacturers of some of the installed equipment. In May 2022, the subject-matter expert issued its final report, which indicates that total damages incurred by Esso amounted to approximately 9.5 million Euro. It is the Company’s position that its products were not the cause of any alleged damage. The Company submitted its response to the expert's final report in February 2023. The next court hearing is expected to occur late in the second quarter of 2026. The Company cannot predict the ultimate outcome of this matter. If payments result from a resolution of this matter, depending on the amount, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

The Company is defending other various claims and legal actions which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

At March 31, 2026, the Company had $10.5 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production and finished goods.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the three months ended March 31, 2026, are as follows:

(In millions)
Balance as of December 31, 2025	$9.1
Accruals related to product warranties	2.7
Reductions for payments made	(3.3)
Balance as of March 31, 2026	$8.5

8. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the first quarters ended March 31, 2026 and March 31, 2025:

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2025	$4,418	$391,496	$1,084,149	$(157,484)	$2,789	$1,325,368	$1,657
Net income	—	—	34,330	—	98	34,428	267
Dividends on common stock ($0.280/share)	—	—	(12,446)	—	—	(12,446)	—
Common stock issued	4	2,972	—	—	—	2,976	—
Common stock repurchased	(14)	—	(13,212)	—	—	(13,226)	—
Share-based compensation	8	3,607	—	—	—	3,615	—
Currency translation adjustment	—	—	—	2,005	(37)	1,968	(16)
Pension and other post retirement plans, net of taxes	—	—	—	(13)	—	(13)	—
Balance as of March 31, 2026	$4,416	$398,075	$1,092,821	$(155,492)	$2,850	$1,342,670	$1,908

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2024	$4,571	$363,956	$1,151,575	$(254,003)	$2,511	$1,268,610	$1,224
Net income	—	—	30,962	—	316	31,278	96
Dividends on common stock ($0.265/share)	—	—	(12,198)	—	—	(12,198)	—
Common stock issued	2	1,436	—	—	—	1,438	—
Common stock repurchased	(8)	—	(7,466)	—	—	(7,474)	—
Share-based compensation	7	4,955	—	—	—	4,962	—
Currency translation adjustment	—	—	—	13,147	(152)	12,995	53
Pension and other post retirement plans, net of taxes	—	—	—	311	—	311	—
Balance as of March 31, 2025	$4,572	$370,347	$1,162,873	$(240,545)	$2,675	$1,299,922	$1,373

9. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the three months ended March 31, 2026 and March 31, 2025, are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments	Total
For the three months ended March 31, 2026:
Balance as of December 31, 2025	$(166.2)	$8.7	$(157.5)

Other comprehensive income/(loss) before reclassifications	2.0	—	2.0
Net other comprehensive income/(loss)	2.0	—	2.0

Balance as of March 31, 2026	$(164.2)	$8.7	$(155.5)

For the three months ended March 31, 2025:
Balance as of December 31, 2024	$(215.0)	$(39.0)	$(254.0)

Other comprehensive income/(loss) before reclassifications	13.1	—	13.1
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.3	0.3
Net other comprehensive income/(loss)	13.1	0.3	13.4

Balance as of March 31, 2025	$(201.9)	$(38.7)	$(240.6)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 10 for additional details) and is included in the "Other (expense) income, net" line of the Company's condensed consolidated statements of income.

Amounts related to noncontrolling interests were not material.

10. EMPLOYEE BENEFIT PLANS
The following table sets forth the aggregated net periodic benefit cost for all pension plans for the first quarters ended March 31, 2026 and March 31, 2025:

(In millions)	Pension Benefits
	First Quarter Ended
	March 31, 2026	March 31, 2025
Service cost	$—	$—
Interest cost	0.2	1.4
Expected return on assets	—	(1.6)
Amortization of:
Prior service cost	—	—
Actuarial loss	—	0.4
Settlement cost	—	—
Net periodic benefit cost	$0.2	$0.2

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the first quarters ended March 31, 2026 and March 31, 2025:

(In millions)	Other Benefits
First Quarter Ended
	March 31, 2026	March 31, 2025
Service cost	$—	$—
Interest cost	0.1	0.1
Expected return on assets	—	—
Amortization of:
Prior service cost	—	—
Actuarial loss	—	—
Settlement cost	—	—
Net periodic benefit cost	$0.1	$0.1

11. INCOME TAXES
The Company’s effective tax rate for the three-month period ended March 31, 2026 was 24.2 percent as compared to 25.0 percent for the three-month period ended March 31, 2025. The effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to foreign earnings taxed at rates different than the U.S. statutory rate and U.S. state taxes partially offset by an object exemption of foreign business profits in the Netherlands and the recognition of the U.S. foreign-derived intangible income (FDII) provisions.

The decrease in the effective tax rate for the first quarter of 2026 compared to the comparable period in the prior year was primarily due to mix of foreign earnings taxed at rates different than the U.S. statutory rate.

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
The following table sets forth the computation of basic and diluted earnings per share:

	First Quarter Ended
(In millions, except per share amounts)	March 31, 2026	March 31, 2025
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$34.3	$31.0
Less: Earnings allocated to participating securities	0.1	0.1
Net income available to common shareholders	$34.2	$30.9
Denominator:
Basic weighted average common shares outstanding	44.2	45.7
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.5	0.6
Diluted weighted average common shares outstanding	44.7	46.3
Basic earnings per share	$0.77	$0.67
Diluted earnings per share	$0.77	$0.67

There were 0.2 million and 0.1 million stock options outstanding for the first quarters ended March 31, 2026 and March 31, 2025, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

13. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of March 31, 2026 and December 31, 2025, the swap had a notional value based on 150,000 shares. For the first quarter ended March 31, 2026, changes in the fair value of the swap resulted in a loss of $0.7 million. For the first quarter ended March 31, 2025, changes in the fair value of the swap resulted in loss of $1.2 million. Gains and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. As of March 31, 2026, the Company had a notional amount of $49.5 million in forward currency contracts outstanding and the related fair value of those contracts was a net liability of $2.8 million. The forward currency contracts asset and liability are recorded within the "Receivables" and "Accounts Payable" lines of the condensed consolidated balance sheets. As of December 31, 2025, the Company had no foreign currency contracts outstanding. For the first quarter ended March 31, 2026, changes in the fair value of the forward currency contracts resulted in a loss of $2.2 million. For the first quarter ended March 31, 2025, changes in the fair value of the forward currency contracts resulted in a gain of $4.4 million. These gains and losses are recorded in the Company's condensed consolidated statements of income within the "Foreign exchange income/(expense), net" line.

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

As of March 31, 2026 and December 31, 2025, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10.7	$10.7	$—	$—
Marketable securities	4.1	4.1	—	—
Total assets	$14.8	$14.8	$—	$—

Liabilities:
Share swap transaction	$0.4	$0.4	$—	$—
Forward currency contracts	2.8	—	2.8	—
Total liabilities	$3.2	$0.4	$2.8	$—

(In millions)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10.2	$10.2	$—	$—
Marketable securities	$9.7	$9.7	$—	$—
Total assets	$19.9	$19.9	$—	$—

Liabilities:
Total liabilities	$—	$—	$—	$—

The Company’s Level 1 cash equivalents assets are generally comprised of foreign bank guaranteed certificates of deposit and short term deposits. The Company’s Level 1 marketable securities assets are comprised of short term investment funds. The marketable securities asset is recorded within the "Other current assets" line of the condensed consolidated balance sheets. These marketable securities were excess plan assets from the pension settlement disclosed in Note 10 – Employee Benefit Plans included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The forward currency contracts liability and the share swap transaction liability are recorded within the "Accounts payable" line of the condensed consolidated balance sheets. The forward currency contracts and share swap transaction are further described in Note 13 - Financial Instruments.

The Company's Level 3 category includes contingent consideration related to acquisitions, which valuation inputs are unobservable and significant to the fair value measurement. Projections and estimated probabilities are used to estimate future contingent earn-out payments, which are discounted back to present value to compute contingent earn-out liabilities. The following table provides a roll-forward of the contingent consideration liability, which is included in "Accrued expenses and other current liabilities" as of March 31, 2026 and March 31, 2025:

	First Quarter Ended
(In millions)	March 31, 2026	March 31, 2025
Fair value at beginning of period	$—	$5.0
Adjustments to prior year acquisition	—	—
Change in fair value recognized in earnings	—	—
Payments	—	(5.0)
Fair value at end of period	$—	$—

Total debt, including current maturities, have carrying amounts of $224.2 million and $167.0 million and estimated fair values of $218.0 million and $160.6 million as of March 31, 2026 and December 31, 2025, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

15. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s business consists of the Water Systems, Distribution, and Energy Systems reportable segments, based on the principal end market served. The Company includes unallocated corporate expenses and intercompany eliminations that are not part of a reportable segment in its reconciliations to consolidated results.

The accounting policies of the operating segments are the same as those described in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Revenue is recognized based on the invoice price at the point in time when the customer obtains control of the product, which is typically upon shipment to the customer. The Water Systems and Energy Systems segments include manufacturing operations and supply certain components and finished goods, both between segments and to the Distribution segment. The Company reports these product transfers between Water Systems and Energy Systems as inventory transfers as a significant number of the Company's manufacturing facilities are shared across segments for scale and efficiency purposes. The Company reports intersegment transfers from Water Systems to Distribution as intersegment revenue at market prices to properly reflect the commercial arrangement of vendor to customer that exists between the Water Systems and Distribution segments.

The Company's chief operating decision maker is its Chief Executive Officer. Performance is evaluated based on the sales and operating income of the segments. Operating income and margin are used to evaluate income generated from segment assets in deciding whether to reinvest profits into each segment or other parts of the entity. Operating income is also used to monitor budget versus actual results for purposes of determining portions of management compensation and for benchmarking against similar measures used by peers and competitors. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented as corporate expenses are not allocated to segments. Interest expense, other income/(expense), net, foreign exchange income/(expense), net, and income tax expense are also not allocated to each segment.

The following tables summarize reportable business segment information with a reconciliation to our condensed consolidated results for the periods presented:

First Quarter Ended March 31, 2026	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$277.7	$150.9	$71.8	$500.4
Intersegment sales	40.3	—	—	40.3
	$318.0	$150.9	$71.8	$540.7

Elimination of intersegment sales				$(40.3)
Total consolidated sales				$500.4

Cost of sales	$214.3	$109.9	$37.3
Selling, general and administrative expenses	55.4	38.0	10.3
Restructuring expense	3.9	—	—
Segment operating income	$44.4	$3.0	$24.2	$71.6

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$(4.2)
Corporate general and administrative expenses				(19.3)
Interest expense				(2.3)
Other income/(expense), net				(0.4)
Foreign exchange expense, net				0.4
Consolidated income before income taxes				$45.8

First Quarter Ended March 31, 2025	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$246.5	$141.9	$66.8	$455.2
Intersegment sales	40.8	—	—	40.8
	$287.3	$141.9	$66.8	$496.0

Elimination of intersegment sales				$(40.8)
Total consolidated sales				$455.2

Cost of sales	$191.3	$102.4	$34.3
Selling, general and administrative expenses	52.6	37.2	10.6
Restructuring expense	—	0.2	—
Segment operating income	$43.4	$2.1	$21.9	$67.4

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$(4.1)
Corporate general and administrative expenses				(19.2)
Interest expense				(1.8)
Other income/(expense), net				0.8
Foreign exchange income, net				(1.3)
Consolidated income before income taxes				$41.8

	First Quarter Ended
(In millions)	March 31, 2026	March 31, 2025
Depreciation and amortization
Water Systems	$12.3	$10.2
Distribution	2.3	2.3
Energy Systems	1.1	1.1
Total segment depreciation and amortization	$15.7	$13.6
Corporate	0.8	0.8
Total depreciation and amortization	$16.5	$14.4

Capital Expenditures
Water Systems	$5.1	$3.2
Distribution	3.7	1.7
Energy Systems	0.2	0.8
Total segment capital expenditure	$9.0	$5.7
Corporate	0.5	0.4
Total capital expenditures	$9.5	$6.1

Assets
Water Systems	$1,249.2	$1,228.5
Distribution	407.7	383.6
Energy Systems	265.8	255.6
Total segment assets	$1,922.7	$1,867.7
Corporate	73.9	61.2
Total assets	$1,996.6	$1,928.9

Cash and property, plant and equipment are the major asset groups in “Corporate” of total assets for the quarters ended March 31, 2026 and March 31, 2025.

The following table disaggregates the Company's net sales from contracts with customers by segment:

	First Quarter Ended
(In millions)	March 31, 2026	March 31, 2025
	Net sales
Water Systems
External sales
United States & Canada	$146.9	$134.9
Latin America	49.9	39.5
Europe, Middle East & Africa	55.8	51.5
Asia Pacific	25.1	20.6
Intersegment sales
United States & Canada	40.3	40.8
Total sales	318.0	287.3
Distribution
External sales
United States & Canada	150.9	141.9
Intersegment sales	—	—
Total sales	150.9	141.9
Energy Systems
External sales
United States & Canada	53.1	52.2
All other	18.7	14.6
Intersegment sales	—	—
Total sales	71.8	66.8

Intersegment Eliminations/Other	(40.3)	(40.8)
Consolidated	$500.4	$455.2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for management’s discussion and analysis of its financial condition and results of operations. The following is management’s discussion and analysis of the Company's financial condition and results of operations for the three months ended March 31, 2026 and 2025.

In February of 2025, the Company acquired PumpEng Pty Ltd ("PumpEng"), an Australia-based company that specializes in the design, manufacture and service of submersible pumps for the mining sector. In March 2025, the Company acquired Barnes de Colombia S.A. (Barnes), a leading manufacturer and distributor of industrial and commercial pumps based in Colombia. Acquisitions contributed $8.8 million of incremental net sales in the first three months of 2026 compared to the same period in 2025. Refer to Note 3 in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Barnes and PumpEng acquisitions.

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

First Quarter 2026 vs. 2025

OVERVIEW
Net sales in the first quarter of 2026 increased 10 percent from the first quarter of last year. The sales increase was primarily due to higher sales volumes and price realization in all three segments. The Company's consolidated gross profit was $175.0 million for the first quarter of 2026, an increase of $11.1 million from the prior year’s first quarter. The gross profit as a percent of net sales was 35.0 percent in the first quarter of 2026 compared to 36.0 percent in the first quarter of 2025. Diluted earnings per share for the first quarter of 2026 was $0.77, an increase of $0.10, or 15 percent, from the first quarter of 2025 diluted earnings per share of $0.67.

RESULTS OF OPERATIONS

Net Sales
Net sales in the first quarter of 2026 were $500.4 million, an increase of $45.2 million or 10 percent compared to 2025 first quarter sales of $455.2 million. The sales increase was primarily due to higher sales volumes and price realization of 6 percent, positive impact of foreign exchange rates of 2 percent, and incremental sales impact from recent acquisitions of 2 percent.

	Net Sales
(In millions)	Q1 2026	Q1 2025	2026 v 2025
Water Systems	$318.0	$287.3	$30.7
Energy Systems	71.8	66.8	5.0
Distribution	150.9	141.9	9.0
Eliminations/Other	(40.3)	(40.8)	0.5
Consolidated	$500.4	$455.2	$45.2

Net Sales-Water Systems
Water Systems net sales were $318.0 million in the first quarter of 2026, an increase of $30.7 million or 11 percent compared to the first quarter of 2025 net sales of $287.3 million. The sales increase was due to higher sales volumes and price realization, the positive impact of foreign exchange rates, and the incremental sales impact from recent acquisitions.

Water Systems net sales in the U.S. and Canada increased 7 percent compared to the first quarter of 2025. Sales increased 1 percent in the first quarter due to the positive impact of foreign exchange rates, as compared to prior year. Sales increased less than 1 percent in the first quarter due to the incremental sales impact from recent acquisitions. The sales increase was led by sales of all other surface pumping equipment up 17 percent, as sales of water treatment products increased 8 percent and sales of groundwater pumping equipment increased 3 percent. These sales increases were partially offset by lower sales of large dewatering equipment of 9 percent compared to 2025. Water Systems net sales in markets outside the U.S. and Canada increased 17 percent compared to the first quarter of 2025. Sales increased 8 percent in the first quarter of 2026 due to the positive impact from foreign exchange rates, as compared to the prior year. Sales increased 7 percent in the first quarter due to the incremental sales impact from recent acquisitions. Outside the U.S. and Canada, sales increased primarily in Asia Pacific and Latin America, as EMEA sales were down year over year.

Net Sales-Energy Systems
Energy Systems net sales were $71.8 million in the first quarter of 2026, an increase of $5.0 million or 7 percent compared to the first quarter of 2025 net sales of $66.8 million. The sales increase was primarily due to higher volumes and price realization.

Energy Systems net sales in the U.S. and Canada increased 3 percent compared to the first quarter of 2025 due to increases in sales of fuel management and pumping systems. Outside the U.S. and Canada, Energy Systems net sales increased 29 percent, due primarily to higher sales in Asia Pacific.

Net Sales - Distribution
Distribution net sales were $150.9 million in the first quarter of 2026, an increase of $9.0 million or 6 percent compared to the first quarter of 2025 net sales of $141.9 million. The Distribution segment sales increase was primarily due to higher volumes and price realization. Sales increased less than 1 percent in the first quarter due to the incremental sales impact from recent acquisitions.

Gross Profit and Expenses Ratios

	Three Months Ended March 31,
(In millions)	2026	% of Net Sales	2025	% of Net Sales
Gross Profit	$175.0	35.0%	$163.9	36.0%
Selling, General and Administrative Expense	123.0	24.6%	119.6	26.3%

Gross Profit
The gross profit margin ratio was 35.0 percent in 2026 and 36.0 percent in first quarter of 2025. The gross profit margin was unfavorably impacted in the first quarter of 2026 by higher material costs, primarily tariff costs, and an unfavorable product and geographic sales mix shift.

Selling, General, and Administrative ("SG&A")
SG&A expenses were $123.0 million in the first quarter of 2026 compared to $119.6 million in the first quarter of 2025. The increase was primarily due to the incremental expense impact from recent acquisitions. SG&A as a percent of net sales was 24.6 percent in the first quarter of 2026 and 26.3 percent in the first quarter of 2025.

Restructuring Expenses
There were $3.9 million restructuring expenses in the Water Systems segment in first quarter of 2026 compared to $0.0 million in the first quarter of 2025. There were $0.0 million restructuring expense in the Distribution segment in the first quarter of 2026 compared to$0.2 million in first quarter of 2025. Restructuring expenses were primarily from continued manufacturing and business realignment activities.

Operating Income
Operating income was $48.1 million in the first quarter of 2026, an increase of $4.0 million or 9 percent from $44.1 million in the first quarter of 2025.

	Operating income (loss)
(In millions)	Q1 2026	Q1 2025	2026 v 2025
Water Systems	$44.4	$43.4	$1.0
Energy Systems	24.2	21.9	2.3
Distribution	3.0	2.1	0.9
Eliminations/Other	(23.5)	(23.3)	(0.2)
Consolidated	$48.1	$44.1	$4.0

Operating Income-Water Systems
Water Systems operating income was $44.4 million in the first quarter of 2026, an increase of $1.0 million compared to the first quarter of 2025. Operating income increased in Water Systems primarily due to higher sales. The first quarter operating income margin was 14.0 percent, a decrease of 110 basis points from 15.1 percent in the first quarter 2025. Operating income margin decreased primarily due to restructuring charges and higher tariff costs.

Operating Income-Energy Systems
Energy Systems operating income was $24.2 million in the first quarter of 2026, an increase of $2.3 million compared to the first quarter of 2025. Operating income increased in Energy Systems primarily due to higher sales. The first quarter operating income margin was 33.7 percent, an increase of 90 basis points from 32.8 percent in the first quarter of 2025. Operating income margin increased primarily due to leverage on SG&A cost from higher sales.

Operating Income-Distribution
Distribution operating income was $3.0 million in the first quarter of 2026, an increase of $0.9 million compared to the first quarter of 2025. Operating income increased primarily due to higher sales. The first quarter operating income margin was 2.0 percent, an increase of 50 basis points from 1.5 percent in the first quarter of 2025. Operating income margin improved due to leverage on SG&A cost from higher sales.

Operating Income-Eliminations/Other
Operating income-eliminations/other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in the first quarter of 2026 compared to the first quarter of 2025 was unfavorable $0.2 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses were flat compared to the prior year.

Interest Expense
Interest expense was $2.3 million in the first quarter of 2026 and $1.8 million in the first quarter of 2025, respectively.

Other income/(expense), net
Other income or expense was a loss in the first quarter of 2026 of $0.4 million and a gain of $0.8 million in the first quarters of 2025, respectively.

Foreign Exchange income (expense), net
Foreign currency-based transactions produced a gain in the first quarter of 2026 of $0.4 million and a loss of $1.3 million in the first quarter of 2025. The expense in 2025 was primarily due to transaction losses associated with the Argentine Peso and Turkish Lira relative to the U.S. dollar. The Company reports the results of its subsidiaries in Argentina and Turkey using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent.

Income Taxes
The provision for income taxes in the first quarters of 2026 and 2025 was $11.1 million and $10.5 million, respectively. The effective tax rate for the first quarters of 2026 and 2025 was 24.2 percent and 25.0 percent, respectively. The decrease in the effective tax rate was primarily due to mix of foreign earnings taxed at rates different than the U.S. statutory rate.

Net Income
Net income for the first quarter of 2026 was $34.7 million compared to the prior year first quarter net income of $31.4 million. Net income attributable to Franklin Electric Co., Inc. for the first quarter of 2026 was $34.3 million, or $0.77 per diluted share, compared to the prior year first quarter net income attributable to Franklin Electric Co., Inc. of $31.0 million, or $0.67 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at March 31, 2026 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.

As of March 31, 2026, the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 14, 2030. As of March 31, 2026, the Company had $256.6 million borrowing capacity under its credit agreement as $6.4 million in letters of commercial and standby letters of credit were outstanding and undrawn and $87.0 million revolver borrowings were drawn or outstanding.
The Company maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates, with a remaining borrowing capacity of $200.0 million as of March 31, 2026. The maturity date of the agreement is May 15, 2027.

In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity on the New York Life Agreement of $175.0 million as of March 31, 2026. The maturity date of the agreement is May 15, 2027.

The Company also has other long-term debt borrowings outstanding as of March 31, 2026. See Note 6 - Debt included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for additional information regarding these obligations and future maturities as well as Note 6 - Debt of this current quarterly report for changes to these agreements since December 31, 2025.

The Company has a firm, non‑cancellable purchase commitment with a vendor for copper with an aggregate remaining obligation of approximately $4.0 million, expected to be fulfilled within the next year.

At March 31, 2026, the Company had $72.2 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate the majority of these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first three months of 2026 and 2025.

(In millions)	2026	2025
Net cash flows from operating activities	$(40.9)	$(19.5)
Net cash flows from investing activities	(9.5)	(116.1)
Net cash flows from financing activities	32.6	(2.6)
Impact of exchange rates on cash and cash equivalents	(1.5)	1.6
Change in cash and cash equivalents	$(19.3)	$(136.6)

Cash Flows from Operating Activities
2026 vs. 2025
Net cash used by operating activities was $40.9 million for the three months ended March 31, 2026 compared to $19.5 million used by operating activities for the three months ended March 31, 2025. The change in operating cash flow was primarily attributable to changes in working capital.

Cash Flows from Investing Activities
2026 vs. 2025
Net cash used in investing activities was $9.5 million for the three months ended March 31, 2026 compared to $116.1 million used in investing activities for the three months ended March 31, 2025. The change in investing cash flow was primarily attributable to decreased acquisition activity in the first three months of 2026.

Cash Flows from Financing Activities
2026 vs. 2025
Net cash provided by financing activities was $32.6 million for the three months ended March 31, 2026 compared to $2.6 million used in financing activities for the three months ended March 31, 2025. The change in financing cash flow was primarily due to increased net borrowings under the Company's credit facility in 2026 compared to 2025, partially offset by increased repurchases of Company stock.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing re-alignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, epidemics and pandemics, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, changes in tariffs or the impact of any such changes on the Company's financial results, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in Exhibit 99.1 thereto. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the first quarter ended March 31, 2026. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the Company's risk factors as set forth in the annual report on Form 10-K for the fiscal year ended December 31, 2025. Additional risks and uncertainties, not presently known to the Company or currently deemed immaterial, could negatively impact the Company’s results of operations or financial condition in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. In February 2023, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The authorization was in addition to the 215,872 shares that remained available for repurchase as of February 16, 2023. In October 2024, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. In June 2025, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,200,000 shares. The authorization was in addition to the 1,126,635 shares that remained available for repurchase as of June 9, 2025. The Company repurchased 120,000 shares for approximately $11.3 million under the plan during the first quarter of 2026. The maximum number of shares that may still be purchased under this plan as of March 31, 2026 is 656,635.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
January 1 - January 31	—	$—	—	776,635
February 1 - February 28	91,132	$94.60	91,132	685,503
March 1 - March 31	28,868	$93.60	28,868	656,635
Total	120,000	$94.36	120,000	656,635

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

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
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the first quarters ended March 31, 2026 and 2025 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the first quarters ended March 31, 2026 and 2025, (iii) Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: April 29, 2026	By	/s/ Joseph A. Ruzynski
Joseph A. Ruzynski, Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2026	By	/s/ Jennifer A. Wolfenbarger
Jennifer A. Wolfenbarger, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)