Form 10-Q
period 2026-06-30
FRANKLIN ELECTRIC CO INC
filed 2026-07-29
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	July 23, 2026
$0.10	44,211,464 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net sales	$622,880	$587,434	$1,123,317	$1,042,681
Cost of sales	392,275	375,608	717,743	666,952
Gross profit	230,605	211,826	405,574	375,729
Selling, general, and administrative expenses	132,088	123,521	255,100	243,164
Restructuring expense	406	164	4,278	323
Legal settlement loss (see Note 7)	4,512	—	4,512	—
Operating income	93,599	88,141	141,684	132,242
Interest expense	(3,524)	(2,805)	(5,835)	(4,604)
Other income/(expense), net	1,345	(164)	971	679
Foreign exchange expense, net	(2,497)	(4,548)	(2,122)	(5,841)
Income before income taxes	88,923	80,624	134,698	122,476
Income tax expense	22,822	20,061	33,902	30,539
Net income	$66,101	$60,563	$100,796	$91,937
Less: Net income attributable to noncontrolling interests	(359)	(423)	(724)	(835)
Net income attributable to Franklin Electric Co., Inc.	$65,742	$60,140	$100,072	$91,102
Earnings per share:
Basic	$1.48	$1.32	$2.25	$1.99
Diluted	$1.46	$1.31	$2.23	$1.97

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net income	$66,101	$60,563	$100,796	$91,937
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	11,922	26,053	13,874	39,102
Employee benefit plan activity	(313)	411	(330)	823
Other comprehensive income/(loss)	11,609	26,464	13,544	39,925
Income tax benefit/(expense) related to items of other comprehensive income/(loss)	77	(100)	81	(202)
Other comprehensive income/(loss), net of tax	11,686	26,364	13,625	39,723
Comprehensive income	77,787	86,927	114,421	131,660
Less: Comprehensive income attributable to noncontrolling interests	(323)	(649)	(635)	(962)
Comprehensive income attributable to Franklin Electric Co., Inc.	$77,464	$86,278	$113,786	$130,698

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$97,283	$99,662
Receivables, less allowances of $3,260 and $3,821, respectively	352,459	247,511
Inventories:
Raw material	206,446	189,380
Work-in-process	33,536	27,750
Finished goods	357,754	335,851
Total inventories	597,736	552,981
Other current assets	49,390	58,472
Total current assets	1,096,868	958,626

Property, plant, and equipment, at cost:
Land and buildings	189,745	179,681
Machinery and equipment	360,657	354,833
Furniture and fixtures	62,152	63,601
Other	78,670	79,172
Property, plant, and equipment, gross	691,224	677,287
Less: Allowance for depreciation	(435,160)	(425,123)
Property, plant, and equipment, net	256,064	252,164
Lease right-of-use assets, net	66,574	67,867
Deferred income taxes	7,062	6,582
Intangible assets, net	280,986	251,692
Goodwill	432,092	398,127
Other assets	11,086	9,327
Total assets	$2,150,732	$1,944,385

	June 30, 2026	December 31, 2025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$206,192	$174,954
Accrued expenses and other current liabilities	109,712	107,975
Current lease liability	19,580	20,518
Income taxes	11,822	8,772
Current maturities of long-term debt and short-term borrowings	108,491	31,827
Total current liabilities	455,797	344,046
Long-term debt	134,317	135,184
Long-term lease liability	45,930	46,481
Deferred income taxes	49,817	39,275
Employee benefit plans	18,486	22,833
Other long-term liabilities	34,994	29,541

Commitments and contingencies (see Note 7)

Redeemable noncontrolling interest	1,770	1,657

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (44,214 and 44,178, respectively)	4,421	4,418
Additional paid-in capital	404,470	391,496
Retained earnings	1,142,388	1,084,149
Accumulated other comprehensive loss	(143,770)	(157,484)
Total shareholders' equity	1,407,509	1,322,579
Noncontrolling interest	2,112	2,789
Total equity	1,409,621	1,325,368
Total liabilities and equity	$2,150,732	$1,944,385

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025

Cash flows from operating activities:
Net income	$100,796	$91,937
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	33,895	30,203
Non-cash lease expense	10,756	10,674
Share-based compensation	7,655	7,969
Deferred income taxes	(2,248)	(890)
Gain on disposals of plant and equipment	(943)	(442)
Foreign exchange (income)/expense	2,122	5,841
Changes in assets and liabilities, net of acquisitions:
Receivables	(98,781)	(61,458)
Inventory	(30,750)	(49,215)
Accounts payable and accrued expenses	37,945	11,514
Operating leases	(10,956)	(10,513)
Income taxes	11,187	(11,616)
Income taxes-U.S. Tax Cuts and Jobs Act	—	(4,837)
Employee benefit plans	(4,913)	(143)
Other, net	2,940	12,973
Net cash flows from operating activities	58,705	31,997
Cash flows from investing activities:
Additions to property, plant, and equipment	(20,383)	(18,415)
Proceeds from sale of property, plant, and equipment	1,342	727
Cash paid for acquisitions, net of cash acquired	(71,926)	(109,687)
Other, net	39	54
Net cash flows from investing activities	(90,928)	(127,321)
Cash flows from financing activities:
Proceeds from issuance of debt	251,606	269,489
Repayments of debt	(175,667)	(134,639)
Payment of debt issuance costs	—	(974)
Proceeds from issuance of common stock	5,063	2,954
Purchases of common stock	(18,326)	(129,321)
Dividends paid	(24,862)	(25,321)
Deferred payments for acquisitions	(1,696)	(4,300)
Net cash flows from financing activities	36,118	(22,112)
Effect of exchange rate changes on cash and cash equivalents	(6,274)	1,488
Net change in cash and cash equivalents	(2,379)	(115,948)
Cash and cash equivalents at beginning of period	99,662	220,540
Cash and cash equivalents at end of period	$97,283	$104,592

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$860	$703
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$8,435	$7,840
Payable to sellers of acquired entities	$—	$1,523
Issuance of common stock - deferred Board of Director compensation	$276	$8,573
Accrued dividends payable to noncontrolling interest	$1,199	$—
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2026, and for the second quarters and six months ended June 30, 2026 and June 30, 2025 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the second quarter and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The standard creates a new accounting framework for entities that generate, purchase, receive, or hold environmental credits, as well as entities that are subject to regulatory compliance obligations that may be settled using such credits. ASU 2026-02 is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The standard requires application using a modified retrospective approach. The Company is currently evaluating the impact of this ASU on the Company’s financial statements and disclosures.

3. ACQUISITIONS
2026
Wood Brothers Industries
In May 2026, the Company acquired 100 percent of Piertek, Inc, Piertek III, LLC, and Vistar Water Technologies, Inc. ("Wood Brothers Industries"), and its affiliated companies for a purchase price of $49.9 million, net of cash acquired. Wood Brothers Industries is a water treatment wholesale supplier based in Nebraska, and caters to professional water treatment dealers across the United States.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2026. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill, and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and cash equivalents	$0.4
Receivables	$2.1
Inventories	$6.0
Property, plant and equipment	$0.1
Lease right-of-use assets	$1.5
Other intangible assets	$27.9
Goodwill	$23.0
Accounts payable and accrued expenses	$(2.1)
Lease right-of-use liabilities	$(1.5)
Deferred tax liabilities	$(7.1)
Total assets acquired and liabilities assumed	$50.3

The Company allocated $19.1 million of the total consideration to customer relationships with a useful life of 12 years, $8.8 million to trade names with a useful life of 6 to 9 years. The fair values of the intangible assets were determined using the income approach. The Company considers the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values.

The goodwill, which is not deductible for tax purposes, includes the value of an assembled workforce, as well as the overall strategic benefits provided to the Company’s product portfolio and is included in the Water Systems segment. The Company has not presented pro forma financial information for the Wood Brothers Industries acquisition because its results are not material to the Company’s condensed consolidated financial statements.

Benson Pump
In April 2026, the Company acquired 100 percent of the ownership interests of Benson Pump Corporation ("Benson Pump") for a purchase price of $21.7 million, after purchase price adjustments based on the level of working capital acquired. Benson Pump is a professional groundwater distributor, operating out of Arkansas.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2026. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets and goodwill among other items. The completion of the valuation will occur no later than one year from the acquisition date. The purchase price was primarily allocated to goodwill and other intangible assets. The goodwill, which is not deductible for tax purposes, includes the value of an assembled workforce, potential future technologies as well as the overall strategic benefits provided to the Company’s product portfolio and is included in the Distribution segment.

The Company has not included various disclosures for the Benson Pump acquisition including presenting separate results of operations of the acquired company since the closing of the acquisition or combined pro forma financial information of the Company and the acquired business, as the Company does not consider the acquisition to be material.

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

The results of operations of the acquired business have been included in the Company’s consolidated statement of income since the date the business was acquired. In the first two months of 2026, the Barnes acquisition contributed $6.2 million of incremental net sales while the impact on net income was not significant. The comparative period does not include two months of Barnes revenue, as the acquisition did not occur until March 2025. Beginning in March 2025, all net sales and related net income attributable to Barnes have been included in the Company's consolidated financial results. The Company has not presented pro forma financial information for the Barnes acquisition because its results are not material to the Company’s condensed consolidated financial statements.

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

There were $0.3 million and $0.5 million of transaction costs for the second quarter and six months ended June 30, 2026, respectively. There were $0.6 million and $2.1 million of transaction costs for the second quarter and six months ended June 30, 2025, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets, excluding goodwill, are as follows:

(In millions)	June 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	$341.8	$(160.7)	$309.5	$(149.7)
Technology	10.8	(8.1)	10.5	(7.8)
Trade names	68.5	(13.8)	58.6	(11.6)
Other	3.1	(2.5)	3.1	(2.5)
Total	$424.2	$(185.1)	$381.7	$(171.6)
Non-amortizing intangibles:
Trade names	41.9	—	41.6	—
Total intangibles	$466.1	$(185.1)	$423.3	$(171.6)

Amortization expense related to intangible assets for the second quarters ended June 30, 2026 and June 30, 2025 was $7.0 million and $6.0 million, respectively, and for six months ended June 30, 2026 and June 30, 2025 was $13.3 million and $11.1 million, respectively.

The change in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2026 is as follows:

(In millions)
	Water Systems	Energy Systems	Distribution	Consolidated
Balance as of December 31, 2025	$277.0	$70.5	$50.6	$398.1
Acquisitions	23.0	—	5.5	28.5
Adjustments to prior year acquisitions	0.2	—	—	0.2
Foreign currency translation	5.4	(0.1)	—	5.3
Balance as of June 30, 2026	$305.6	$70.4	$56.1	$432.1

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	June 30, 2026	December 31, 2025
Salaries, wages, and commissions	$47.7	$49.2
Product warranty costs	8.8	9.1
Insurance	3.8	3.3
Employee benefits	14.6	20.7
Legal settlement loss (see Note 7)	4.5	—
Other	30.3	25.7
Total	$109.7	$108.0

6. DEBT
Debt consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
Prudential Agreement	$50.0	$50.0
New York Life Agreement	75.0	75.0
Credit Agreement	107.0	30.0
Project Bonds	10.8	11.5
Foreign subsidiary debt	0.1	0.6
Less: unamortized debt issuance costs	(0.1)	(0.1)
	$242.8	$167.0
Less: current maturities	(108.5)	(31.8)
Long-term debt	$134.3	$135.2

Prudential Agreement
The Company maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates. On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $150.0 million and changed the expiration date from July 30, 2024 to May 15, 2027. On September 26, 2025, the Company issued and sold $50.0 million of fixed rate senior notes due September 26, 2032. These senior notes bear an interest rate of 5.01 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of June 30, 2026, there was $200.0 million remaining borrowing capacity under the Prudential Agreement.

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"). On May 15, 2024, the Company entered into Amendment No. 1 to the renewal that increased the total available facility amount from lenders to $250.0 million from $200.0 million and changed the expiration date from July 30, 2024 to May 15, 2027. On September 26, 2025, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2032. These senior notes bear an interest rate of 5.01 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. As of June 30, 2026, there was $175.0 million remaining borrowing capacity under the New York Life Agreement.

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

As of June 30, 2026, the Company had $107.0 million outstanding borrowings with a weighted-average interest rate of 4.6 percent, $6.4 million in letters of credit undrawn and outstanding, and $236.6 million of available capacity under the Credit Agreement. As of December 31, 2025, the Company had $30.0 million outstanding borrowings with a weighted-average interest rate of 2.9 percent, $6.4 million in letters of credit outstanding, and $313.6 million of available capacity under the Credit Agreement.

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

The Company also has overdraft lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credit is $20.2 million. As of June 30, 2026, there were $1.1 million outstanding borrowings and $19.1 million of available capacity under these lines of credit. As of December 31, 2025, there were $19.7 million overdraft lines of credit with $1.5 million outstanding borrowings and $18.1 million of available capacity under these lines of credit.

7. COMMITMENTS AND CONTINGENCIES
In 2011, the Company became aware of a review of alleged issues with certain underground piping connections installed in filling stations in France owned by the French subsidiary of Exxon Mobil, Esso S.A.F ("Esso"). A French court (the "Court") ordered that a designated, subject-matter expert review 103 filling stations to determine what, if any, damages are present and the cause of those damages. The Company has participated in this investigation since 2011, along with several other third parties including equipment installers, engineering design firms who designed and provided specifications for the stations, and contract manufacturers of some of the installed equipment. It is the Company’s position that its products were not the cause of any alleged damage. The Company submitted its response to the expert's final report in February 2023. In the second quarter of 2026, the parties reached a preliminary agreement to resolve the matter. As a part of the proposed settlement agreement, the Company agreed to pay $4.5 million to resolve the Company's portion of the litigation. The settlement is subject to finalization between the parties and approval by the Court. The Court has set a hearing for late third quarter of 2026 to ensure that the parties are progressing to finalization of the settlement. As of June 30, 2026, the Company accrued $4.5 million and anticipates paying the amount upon approval by the Court.

The Company is defending other various claims and legal actions which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

At June 30, 2026, the Company had $8.3 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production and finished goods.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the six months ended June 30, 2026, are as follows:

(In millions)
Balance as of December 31, 2025	$9.1
Accruals related to product warranties	6.7
Reductions for payments made	(7.0)
Balance as of June 30, 2026	$8.8

8. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the second quarters and six months ended June 30, 2026 and June 30, 2025:

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2026	$4,416	$398,075	$1,092,821	$(155,492)	$2,850	$1,342,670	$1,908
Net income	—	—	65,742	—	492	66,234	(133)
Dividends on common stock ($0.280/share)	—	—	(12,416)	—	—	(12,416)	—
Common stock issued	4	2,359	—	—	—	2,363	—
Common stock repurchased	(3)	—	(3,759)	—	—	(3,762)	—
Share-based compensation	4	4,036	—	—	—	4,040	—
Dividend to noncontrolling interest	—	—	—	—	(1,199)	(1,199)	—
Currency translation adjustment	—	—	—	11,958	(31)	11,927	(5)
Pension and other post retirement plans, net of taxes	—	—	—	(236)	—	(236)	—
Balance as of June 30, 2026	$4,421	$404,470	$1,142,388	$(143,770)	$2,112	$1,409,621	$1,770

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of March 31, 2025	$4,572	$370,347	$1,162,873	$(240,545)	$2,675	$1,299,922	$1,373
Net income	—	—	60,140	—	284	60,424	139
Dividends on common stock ($0.265/share)	—	—	(12,161)	—	—	(12,161)	—
Common stock issued	12	10,077	—	—	—	10,089	—
Common stock repurchased	(139)	—	(122,445)	—	—	(122,584)	—
Share-based compensation	3	3,004	—	—	—	3,007	—
Currency translation adjustment	—	—	—	25,827	227	26,054	(1)
Pension and other post retirement plans, net of taxes	—	—	—	311	—	311	—
Balance as of June 30, 2025	$4,448	$383,428	$1,088,407	$(214,407)	$3,186	$1,265,062	$1,511

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2025	$4,418	$391,496	$1,084,149	$(157,484)	$2,789	$1,325,368	$1,657
Net income	—	—	100,072	—	590	100,662	134
Dividends on common stock ($0.560/share)	—	—	(24,862)	—	—	(24,862)	—
Common stock issued	8	5,331	—	—	—	5,339	—
Common stock repurchased	(17)	—	(16,971)	—	—	(16,988)	—
Share-based compensation	12	7,643	—	—	—	7,655	—
Dividend to noncontrolling interest	—	—	—	—	(1,199)	(1,199)	—
Currency translation adjustment	—	—	—	13,963	(68)	13,895	(21)
Pension and other post retirement plans, net of taxes	—	—	—	(249)	—	(249)	—
Balance as of June 30, 2026	$4,421	$404,470	$1,142,388	$(143,770)	$2,112	$1,409,621	$1,770

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2024	$4,571	$363,956	$1,151,575	$(254,003)	$2,511	$1,268,610	$1,224
Net income	—	—	91,102	—	600	91,702	235
Dividends on common stock ($0.530/share)	—	—	(24,359)	—	—	(24,359)	—
Common stock issued	14	11,513	—	—	—	11,527	—
Common stock repurchased	(147)	—	(129,911)	—	—	(130,058)	—
Share-based compensation	10	7,959	—	—	—	7,969	—
Currency translation adjustment	—	—	—	38,975	75	39,050	52
Pension and other post retirement plans, net of taxes	—	—	—	621	—	621	—
Balance as of June 30, 2025	$4,448	$383,428	$1,088,407	$(214,407)	$3,186	$1,265,062	$1,511

9. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2026 and June 30, 2025, are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments	Total
For the six months ended June 30, 2026:
Balance as of December 31, 2025	$(166.2)	$8.7	$(157.5)

Other comprehensive income/(loss) before reclassifications	14.0	—	14.0
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	(0.2)	(0.2)
Net other comprehensive income/(loss)	14.0	(0.2)	13.8

Balance as of June 30, 2026	$(152.2)	$8.5	$(143.7)

For the six months ended June 30, 2025:
Balance as of December 31, 2024	$(215.0)	$(39.0)	$(254.0)

Other comprehensive income/(loss) before reclassifications	39.0	—	39.0
Amounts reclassified from accumulated other comprehensive income/(loss) (1)	—	0.6	0.6
Net other comprehensive income/(loss)	39.0	0.6	39.6

Balance as of June 30, 2025	$(176.0)	$(38.4)	$(214.4)

(1) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 10 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

Amounts related to noncontrolling interests were not material.

10. EMPLOYEE BENEFIT PLANS
The following table sets forth the aggregated net periodic benefit cost for all pension plans for the second quarters and six months ended June 30, 2026 and June 30, 2025:

(In millions)	Pension Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.3	1.5	0.5	2.9
Expected return on assets	(0.1)	(1.6)	(0.1)	(3.2)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	—	0.4	—	0.8
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.3	$0.4	$0.5	$0.6

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the second quarters and six months ended June 30, 2026 and June 30, 2025:

(In millions)	Other Benefits
	Second Quarter Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Service cost	$—	$—	$—	$—
Interest cost	—	—	0.1	0.1
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	—	—	—	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$—	$—	$0.1	$0.1

11. INCOME TAXES
The Company’s effective tax rate for the six-month period ended June 30, 2026 was 25.2 percent as compared to 24.9 percent for the six-month period ended June 30, 2025. The effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to U.S. state taxes and foreign earnings taxed at rates different than the U.S. statutory rate partially offset by an object exemption of foreign business profits in the Netherlands and the recognition of the U.S. foreign-derived intangible income (FDII) provisions. For the second quarter of 2026, the Company recorded an effective tax rate of 25.7 percent, compared with 24.9 percent in the second quarter of 2025.

The increase in the effective tax rate for the second quarter and first six months of 2026 compared to the comparable periods in the prior year was primarily due to increased unfavorable discrete events in 2026.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$65.7	$60.1	$100.1	$91.1
Less: Earnings allocated to participating securities	0.3	0.2	0.5	0.3
Net income available to common shareholders	$65.4	$59.9	$99.6	$90.8
Denominator:
Basic weighted average common shares outstanding	44.2	45.4	44.2	45.6
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.5	0.5	0.5	0.5
Diluted weighted average common shares outstanding	44.7	45.9	44.7	46.1
Basic earnings per share	$1.48	$1.32	$2.25	$1.99
Diluted earnings per share	$1.46	$1.31	$2.23	$1.97

There were 0.1 million and 0.2 million stock options outstanding for the second quarters and six months ended June 30, 2026 and June 30, 2025, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

13. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of June 30, 2026 and December 31, 2025, the swap had a notional value based on 150,000 shares. For the second quarter and six months ended June 30, 2026, changes in the fair value of the swap resulted in a gain of $2.1 million and $1.4 million, respectively. For the second quarter and six months ended June 30, 2025, changes in the fair value of the swap resulted in losses of $1.6 million and $2.8 million, respectively. Gains and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. As of June 30, 2026 and December 31, 2025, the Company had no foreign currency contracts outstanding. For the second quarter and six months ended June 30, 2026, changes in the fair value of the forward currency contracts resulted in a gain of $1.7 million and a loss of $0.5 million, respectively. For the second quarter and six months ended June 30, 2025, changes in the fair value of the forward currency contracts resulted in gains of $6.8 million and $11.2 million, respectively. These gains and losses are recorded in the Company's condensed consolidated statements of income within the "Foreign exchange expense, net" line.

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

As of June 30, 2026 and December 31, 2025, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10.5	$10.5	$—	$—
Share swap transaction	0.9	0.9	—	—
Marketable securities	4.1	4.1	—	—
Total assets	$15.5	$15.5	$—	$—

Liabilities:
Total liabilities	$—	$—	$—	$—

(In millions)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10.2	$10.2	$—	$—
Marketable securities	$9.7	$9.7	$—	$—
Total assets	$19.9	$19.9	$—	$—

Liabilities:
Total liabilities	$—	$—	$—	$—

The Company’s Level 1 cash equivalents assets are generally comprised of foreign bank guaranteed certificates of deposit and short term deposits. The Company’s Level 1 marketable securities assets are comprised of short term investment funds. The marketable securities asset is recorded within the "Other current assets" line of the condensed consolidated balance sheets. These marketable securities were excess plan assets from the pension settlement disclosed in Note 10 – Employee Benefit Plans included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The share swap transaction asset is recorded within the "Receivables" line of the condensed consolidated balance sheets. The share swap transaction is further described in Note 13 - Financial Instruments.

Total debt, including current maturities, had carrying amounts of $242.8 million and $167.0 million and estimated fair values of $236.4 million and $160.6 million as of June 30, 2026 and December 31, 2025, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

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

The following tables summarize reportable business segment information with a reconciliation to the condensed consolidated results for the periods presented:

Second Quarter Ended June 30, 2026	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$321.6	$221.1	$80.2	$622.9
Intersegment sales	36.9	—	—	36.9
	$358.5	$221.1	$80.2	$659.8

Elimination of intersegment sales				$(36.9)
Total consolidated sales				$622.9

Cost of sales	$230.7	$161.5	$36.9
Selling, general and administrative expenses	62.2	39.9	10.9
Restructuring expense	0.4	—	—
Legal settlement loss (see Note 7)	—	—	4.5
Segment operating income	$65.2	$19.7	$27.9	$112.8

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$(0.1)
Corporate general and administrative expenses				(19.1)
Interest expense				(3.5)
Other income/(expense), net				1.3
Foreign exchange expense, net				(2.5)
Consolidated income before income taxes				$88.9

Second Quarter Ended June 30, 2025	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$309.9	$200.0	$77.5	$587.4
Intersegment sales	30.9	—	—	30.9
	$340.8	$200.0	$77.5	$618.3

Elimination of intersegment sales				$(30.9)
Total consolidated sales				$587.4

Cost of sales	$222.9	$146.6	$38.2
Selling, general and administrative expenses	56.0	37.3	10.2
Restructuring expense	0.1	—	—
Segment operating income	$61.8	$16.1	$29.1	$107.0

Reconciliation of segment operating income to income before income taxes
Deferred intersegment loss				$1.1
Corporate general and administrative expenses				(20.0)
Interest expense				(2.8)
Other income/(expense), net				(0.2)
Foreign exchange income, net				(4.5)
Consolidated income before income taxes				$80.6

Six Months Ended June 30, 2026	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$599.4	$372.0	$151.9	$1,123.3
Intersegment sales	77.2	—	—	77.2
	$676.6	$372.0	$151.9	$1,200.5

Elimination of intersegment sales				$(77.2)
Total consolidated sales				$1,123.3

Cost of sales	$445.0	$271.4	$74.2
Selling, general and administrative expenses	117.6	77.9	21.2
Restructuring expense	4.3	—	—
Legal settlement loss (see Note 7)	—	—	4.5
Segment operating income	$109.7	$22.7	$52.0	$184.4

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$(4.3)
Corporate general and administrative expenses				(38.5)
Interest expense				(5.8)
Other income/(expense), net				1.0
Foreign exchange expense, net				(2.1)
Consolidated income before income taxes				$134.7

Six Months Ended June 30, 2025	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$556.5	$341.9	$144.3	$1,042.7
Intersegment sales	71.6	—	—	71.6
	$628.1	$341.9	$144.3	$1,114.3

Elimination of intersegment sales				$(71.6)
Total consolidated sales				$1,042.7

Cost of sales	$414.1	$249.0	$72.6
Selling, general and administrative expenses	108.6	74.5	20.7
Restructuring expense	0.1	0.2	—
Segment operating income	$105.3	$18.2	$51.0	$174.5

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$(3.0)
Corporate general and administrative expenses				(39.3)
Interest expense				(4.6)
Other income/(expense), net				0.7
Foreign exchange expense, net				(5.8)
Consolidated income before income taxes				$122.5

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Depreciation and amortization
Water Systems	$12.9	$11.6	$25.2	$21.8
Distribution	2.6	2.3	4.9	4.7
Energy Systems	1.1	1.1	2.1	2.1
Total segment depreciation and amortization	$16.6	$15.0	$32.2	$28.6
Corporate	0.8	0.8	1.7	1.6
Total depreciation and amortization	$17.4	$15.8	$33.9	$30.2

Capital Expenditures
Water Systems	$7.4	$10.2	$12.6	$13.4
Distribution	1.9	1.4	5.6	3.1
Energy Systems	1.4	0.2	1.6	1.0
Total segment capital expenditure	$10.7	$11.8	$19.8	$17.5
Corporate	0.1	0.5	0.6	0.9
Total capital expenditures	$10.8	$12.3	$20.4	$18.4

Assets
Water Systems	$1,332.5	$1,282.1
Distribution	458.8	399.0
Energy Systems	274.5	269.2
Total segment assets	$2,065.8	$1,950.3
Corporate	84.9	67.6
Total assets	$2,150.7	$2,017.9

Cash and property, plant and equipment are the major asset groups in “Corporate” of total assets for the second quarters and six months ended June 30, 2026 and June 30, 2025.

The following table disaggregates the Company's net sales from contracts with customers by segment:

	Second Quarter Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	Net sales
Water Systems
External sales
United States & Canada	$183.1	$172.9	$330.1	$307.9
Latin America	52.6	52.8	102.5	92.3
Europe, Middle East & Africa	56.3	55.7	112.1	107.2
Asia Pacific	29.6	28.5	54.7	49.1
Intersegment sales
United States & Canada	36.9	30.9	77.2	71.6
Total sales	358.5	340.8	676.6	628.1
Distribution
External sales
United States & Canada	221.1	200.0	372.0	341.9
Intersegment sales	—	—	—	—
Total sales	221.1	200.0	372.0	341.9
Energy Systems
External sales
United States & Canada	61.2	60.5	114.2	112.3
All other	19.0	17.0	37.7	32.0
Intersegment sales	—	—	—	—
Total sales	80.2	77.5	151.9	144.3

Intersegment Eliminations/Other	(36.9)	(30.9)	(77.2)	(71.6)
Consolidated	$622.9	$587.4	$1,123.3	$1,042.7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for management’s discussion and analysis of its financial condition and results of operations. The following is management’s discussion and analysis of the Company's financial condition and results of operations for the second quarter and six months ended June 30, 2026 and 2025.

In April of 2026, the Company acquired Benson Pump Corporation (“Benson Pump”). Benson Pump is a professional groundwater distributor in Arkansas and operates within the Distribution segment. In May of 2026, the Company acquired Wood Brothers Industries. Wood Brothers Industries is a water treatment wholesale supplier in Nebraska and operates as a subsidiary of Water Systems. Acquisitions contributed approximately $15.0 million of incremental net sales in the second quarter of 2026. Refer to Note 3 in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Benson Pump and Wood Brothers Industries acquisitions.

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

Second Quarter 2026 vs. 2025

OVERVIEW
Net sales in the second quarter and first six months of 2026 increased 6 percent and 8 percent, respectively, as compared to the prior-year periods. The sales increases were due to the incremental sales impact from recent acquisitions, volume and price realization, and the favorable impact of foreign currency translation. The Company's consolidated gross profit was $230.6 million and $405.6 million, respectively, for the second quarter and first six months of 2026, increases of 9 percent and 8 percent, respectively, from the prior-year periods. Diluted earnings per share was $1.46 and $2.23, respectively, for the second quarter and first six months of 2026, increases of $0.15 and $0.26, respectively, from the prior-year periods.

RESULTS OF OPERATIONS

Net Sales
Net sales in the second quarter and first six months of 2026 were $622.9 million and $1.1 billion, respectively, and increased 6 percent and 8 percent, respectively, as compared to the prior-year periods. The sales increase for the second quarter three months was primarily due to incremental sales impact from recent acquisitions of 3 percent, price and volume increases of 2 percent, and the positive impact of foreign exchange rates of 1 percent. The sales increase for the first six months was primarily due to higher sales volumes and price realization of 4 percent, positive impact of foreign exchange rates of 2 percent, and incremental sales impact from recent acquisitions of 2 percent.

	Net Sales
(In millions)	Q2 2026	Q2 2025	2026 v 2025
Water Systems	$358.5	$340.8	$17.7
Energy Systems	80.2	77.5	2.7
Distribution	221.1	200.0	21.1
Eliminations/Other	(36.9)	(30.9)	(6.0)
Consolidated	$622.9	$587.4	$35.5

	Net Sales
(In millions)	YTD June 30, 2026	YTD June 30, 2025	2026 v 2025
Water Systems	$676.6	$628.1	$48.5
Energy Systems	151.9	144.3	7.6
Distribution	372.0	341.9	30.1
Eliminations/Other	(77.2)	(71.6)	(5.6)
Consolidated	$1,123.3	$1,042.7	$80.6

Net Sales-Water Systems
Water Systems net sales were $358.5 million in the second quarter of 2026, an increase of $17.7 million or 5 percent compared to the second quarter of 2025 net sales of $340.8 million. The sales increase for the second quarter was primarily due to price realization, the positive impact of foreign exchange rates, and the incremental sales impact from recent acquisitions. Water Systems net sales were $676.6 million for the first six months of 2026, an increase of $48.5 million or 8 percent compared to the first six months of 2025 net sales of $628.1 million. The sales increase for the first six months was primarily due to volume increases, price realization, the positive impact of foreign exchange rates, and the incremental sales impact from recent acquisitions.

Water Systems net sales in the U.S. and Canada increased 8 percent in the second quarter and 7 percent in the first six months of 2026, as compared to the prior-year periods. In the second quarter of 2026, sales of groundwater pumping equipment increased 12 percent, sales of water treatment products increased 14 percent and sales of all other surface pumping equipment increased 7 percent. These sales increases were partially offset by lower sales of large dewatering equipment of 10 percent compared to 2025. In the first six months of 2026, sales of groundwater pumping equipment increased 8 percent, sales of water treatment products increased 10 percent and sales of all other surface pumping equipment increased 11 percent. These sales increases were partially offset by lower sales of large dewatering equipment of 10 percent compared to 2025. Water Systems net sales in markets outside the U.S. and Canada increased 1 percent in the second quarter and 8 percent in the first six months of 2026, as compared to the prior-year periods. The sales growth in the second quarter and the first six months of 2026 was due to incremental sales impact from recent acquisitions of 1 percent and 4 percent, respectively. Sales increased 5 percent in the second quarter and 6 percent in the first six months of 2026 due to the favorable impact from foreign exchange rates, as compared to prior-year periods. Excluding the impact of foreign currency translation and acquisitions, in both the second quarter and first six months of 2026, the sales growth in the Asia Pacific regions was more than offset by sales declines in the Latin America and European regions.

Net Sales-Energy Systems
Energy Systems net sales were $80.2 million in the second quarter of 2026, an increase of $2.7 million or 3 percent compared to the second quarter of 2025 net sales of $77.5 million. Energy Systems net sales were $151.9 million for the first six months of 2026, an increase of $7.6 million or 5 percent compared to the first six months of 2025 net sales of $144.3 million. The net sales increase was due to higher sales volumes and price realization.

Energy Systems net sales in the U.S. and Canada increased 1 percent in the second quarter and 2 percent in the first six months of 2026, as compared to the prior-year periods. The increase was primarily in fuel management systems and pumping systems. Outside the U.S. and Canada, Energy Systems sales increased 12 percent in the second quarter and 18 percent in the first six months of 2026, as compared to the prior-year periods, due primarily to sales growth in the European and African regions.

Net Sales-Distribution
Distribution net sales were $221.1 million in the second quarter of 2026, an increase of $21.1 million or 11 percent compared to the second quarter of 2025 net sales of $200.0 million. Distribution net sales were $372.0 million for the first six months of 2026, an increase of $30.1 million or 9 percent compared to the first six months of 2025 net sales of $341.9 million. The net sales increase was due to higher sales volumes and price realization and the incremental sales impact from recent acquisitions.

Gross Profit and Expenses Ratios

	Three Months Ended June 30,
(In millions)	2026	% of Net Sales	2025	% of Net Sales
Gross Profit	$230.6	37.0%	$211.8	36.1%
Selling, General and Administrative Expense	132.1	21.2%	123.5	21.0%

	Six Months Ended June 30,
(In millions)	2026	% of Net Sales	2025	% of Net Sales
Gross Profit	$405.6	36.1%	$375.7	36.0%
Selling, General and Administrative Expense	255.1	22.7%	243.2	23.3%

Gross Profit
The gross profit margin ratio was 37.0 percent and 36.1 percent in the second quarter and first six months of 2026, respectively, and 36.1 percent and 36.0 percent in the second quarter and first six months of 2025, respectively. The gross profit margin was favorably impacted in the second quarter by tariff refunds while the first six months of 2026 was impacted by an unfavorable product and geographic sales mix shift.

Selling, General, and Administrative ("SG&A")
SG&A expenses were $132.1 million in the second quarter and $255.1 million in the first six months of 2026 compared to $123.5 million in the second quarter and $243.2 million in the first six months of 2025. SG&A expenses increased in the second quarter and first six months of 2026 from the incremental expense impact of recent acquisitions. The SG&A expenses ratio (SG&A as a percentage of net sales) was 21.2 percent and 22.7 percent in the second quarter and first six months of 2026, respectively, and 21.0 percent and 23.3 percent in the second quarter and first six months of 2025, respectively.

Legal settlement loss
There was a $4.5 million provision for legal settlement recorded in the Energy Systems segment during the second quarter of 2026. Refer to Item 1 Note 7 for more information.

Restructuring Expenses
There were $0.4 million and $4.3 million in restructuring expenses in the second quarter and first six months of 2026, compared to $0.2 million and $0.3 million restructuring expenses in the second quarter and first six months of 2025. Restructuring expenses were primarily from continued manufacturing realignment activities.

Operating Income
Operating income in the second quarter and first six months of 2026 was $93.6 million and $141.7 million, respectively, increases of 6 percent and 7 percent, respectively, as compared to the prior-year periods.

	Operating income (loss)
(In millions)	Q2 2026	Q2 2025	2026 v 2025
Water Systems	$65.2	$61.8	$3.4
Energy Systems	27.9	29.1	(1.2)
Distribution	19.7	16.1	3.6
Eliminations/Other	(19.2)	(18.9)	(0.3)
Consolidated	$93.6	$88.1	$5.5

	Operating income (loss)
(In millions)	YTD June 30, 2026	YTD June 30, 2025	2026 v 2025
Water Systems	$109.7	$105.3	$4.4
Energy Systems	52.0	51.0	1.0
Distribution	22.7	18.2	4.5
Eliminations/Other	(42.7)	(42.3)	(0.4)
Consolidated	$141.7	$132.2	$9.5

Operating Income-Water Systems
Water Systems operating income in the second quarter and first six months of 2026 was $65.2 million and $109.7 million, respectively, increases of $3.4 million and $4.4 million, respectively, as compared to the prior-year periods. The second quarter operating income margin was 18.2 percent, an increase of 10 basis points from 18.1 percent in the second quarter of 2025. The first six months of 2026 operating income margin was 16.2 percent, a decrease of 60 basis points from 16.8 percent in the first six months of 2025. The increase in operating income in the second quarter was primarily due to higher sales and tariff refunds. The decrease in margin for the first six months was primarily due to an unfavorable product and geographic sales mix shift.

Operating Income-Energy Systems
Energy Systems operating income in the second quarter and first six months of 2026 was $27.9 million and $52.0 million, respectively, a decrease of $1.2 million and an increase of $1.0 million, respectively, as compared to the prior-year periods. The second quarter operating income margin was 34.8 percent, a decrease of 270 basis points from 37.5 percent in the second quarter of 2025. The first six months of 2026 operating income margin was 34.2 percent, a decrease of 110 basis points from 35.3 percent in the first six months of 2025. The decrease in margin was primarily due to $4.5 million legal settlement recorded in the second quarter of 2026.

Operating Income-Distribution
Distribution operating income in the second quarter and first six months of 2026 was $19.7 million and $22.7 million, respectively, increases of $3.6 million and $4.5 million, respectively, as compared to the prior-year periods. The second quarter operating income margin was 8.9 percent, an increase of 80 basis points from 8.1 percent in the second quarter of 2025. The first six months of 2026 operating income margin was 6.1 percent, an increase of 80 basis points from 5.3 percent in the first six months of 2025. Operating income and operating income margins increased primarily due to higher sales and cost structure actions implemented in 2025.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other in the second quarter and first six months of 2026 was $19.2 million and $42.7 million, respectively, increases of $0.3 million and $0.4 million, respectively, as compared to the prior-year periods. Operating income-Eliminations/Other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination impact in the second quarter and first six months of 2026 compared to the prior-year periods of 2025 was an unfavorable $1.2 million and $1.3 million, respectively. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses decreased $0.9 million and $0.8 million, respectively, compared to the previous year’s periods.

Interest Expense
Interest expense was $3.5 million and $5.8 million in the second quarter and first six months of 2026, respectively, and $2.8 million and $4.6 million in the second quarter and first six months of 2025, respectively. The increases in the second quarter and first six months of 2026 were primarily driven by higher average amount of outstanding debt.

Other income/(expense), net
Other income / (expense), net was a net gain of $1.3 million and a net gain of $1.0 million in the second quarter and first six months of 2026, respectively, and a net loss of $(0.2) million and a net gain of $0.7 million in the second quarter and first six months of 2025, respectively.

Foreign Exchange income (expense), net
Foreign currency-based transactions produced an expense of $2.5 million and $2.1 million in the second quarter and first six months of 2026, respectively, and an expense of $4.5 million and $5.8 million in the second quarter and first six months of 2025, respectively. The results in the second quarters and first six months of 2026 and 2025 are primarily due to transaction losses associated with the Argentine Peso and Turkish Lira relative to the U.S. dollar. The Company reports the results of its subsidiaries in Argentina and Turkey using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent.

Income Taxes
The provision for income taxes in the second quarter and first six months of 2026 was $22.8 million and $33.9 million, respectively, and $20.1 million and $30.5 million in the second quarter and first six months of 2025, respectively. The effective tax rate for the second quarter and first six months of 2026 was 25.7 percent and 25.2 percent respectively, and 24.9 percent for both the second quarter and the first six months of 2025. The increase in the effective tax rate was primarily due to increased unfavorable discrete events in 2026.

Net Income
Net income in the second quarter and first six months of 2026 was $66.1 million and $100.8 million, respectively, and $60.6 million and $91.9 million in the second quarter and first six months of 2025, respectively. Net income attributable to Franklin Electric Co., Inc. in the second quarter and first six months of 2026 was $65.7 million and $100.1 million, respectively, or $1.46 and $2.23 per diluted share. Net income attributable to Franklin Electric Co., Inc. in the second quarter and first six months of 2025 was $60.1 million and $91.1 million, respectively, or $1.31 and $1.97 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at June 30, 2026 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of June 30, 2026, the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 14, 2030. As of June 30, 2026, the Company had $236.6 million borrowing capacity under its credit agreement as $6.4 million of commercial and standby letters of credit were outstanding and undrawn and $107.0 million revolver borrowings were drawn or outstanding.
The Company maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates, with a remaining borrowing capacity of $200.0 million as of June 30, 2026. The maturity date of the agreement is May 15, 2027.

In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity on the New York Life Agreement of $175.0 million as of June 30, 2026. The maturity date of the agreement is May 15, 2027.

The Company also has other long-term debt borrowings outstanding as of June 30, 2026. See Note 6 - Debt included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for additional information regarding these obligations and future maturities as well as Note 6 - Debt of this current quarterly report for changes to these agreements since December 31, 2025.

The Company has a firm, non‑cancellable purchase commitment with a vendor for copper with an aggregate remaining obligation of approximately $3.4 million, expected to be fulfilled within the next year.

At June 30, 2026, the Company had $76.7 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate the majority of these funds in order to meet domestic funding obligations or scheduled cash distributions.

Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first six months of 2026 and 2025.

(In millions)	2026	2025
Net cash flows from operating activities	$58.7	$32.0
Net cash flows from investing activities	(90.9)	(127.3)
Net cash flows from financing activities	36.1	(22.1)
Impact of exchange rates on cash and cash equivalents	(6.3)	1.5
Change in cash and cash equivalents	$(2.4)	$(115.9)

Cash Flows from Operating Activities
2026 vs. 2025
Net cash provided by operating activities was $58.7 million for the six months ended June 30, 2026 compared to $32.0 million provided by operating activities for the six months ended June 30, 2025. The change in operating cash flow was primarily attributable to an increase in net income and changes in working capital.

Cash Flows from Investing Activities
2026 vs. 2025
Net cash used in investing activities was $90.9 million for the six months ended June 30, 2026 compared to $127.3 million used in investing activities for the six months ended June 30, 2025. The change in investing cash flow was primarily attributable to decreased acquisition activity in the first six months of 2026 compared to the prior year.

Cash Flows from Financing Activities
2026 vs. 2025
Net cash provided by financing activities was $36.1 million for the six months ended June 30, 2026 compared to $22.1 million used in financing activities for the six months ended June 30, 2025. The change in financing cash flow was primarily due to decreased repurchases of Common Stock in 2026 compared to 2025.

FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains certain forward-looking information, such as statements about the Company’s financial goals, acquisition strategies, financial expectations including anticipated revenue or expense levels, business prospects, market positioning, product development, manufacturing realignment, capital expenditures, tax benefits and expenses, and the effect of contingencies or changes in accounting policies. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” While the Company believes that the assumptions underlying such forward-looking statements are reasonable based on present conditions, forward-looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those forward-looking statements as a result of various factors, including regional or general economic and currency conditions, various conditions specific to the Company’s business and industry, new housing starts, weather conditions, epidemics and pandemics, market demand, competitive factors, changes in distribution channels, supply constraints, effect of price increases, raw material costs and availability, technology factors, integration of acquisitions, litigation, government and regulatory actions, changes in tariffs or the impact of any such changes on the Company's financial results, the Company’s accounting policies, and other risks, all as described in the Company's Securities and Exchange Commission filings, included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in Exhibit 99.1 thereto. Any forward-looking statements included in this Form 10-Q are based upon information presently available. The Company does not assume any obligation to update any forward-looking information, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the Company's exposure to market risk during the second quarter ended June 30, 2026. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. In February 2023, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The authorization was in addition to the 215,872 shares that remained available for repurchase as of February 16, 2023. In October 2024, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. In June 2025, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,200,000 shares. The authorization was in addition to the 1,126,635 shares that remained available for repurchase as of June 9, 2025. The Company repurchased zero shares under the plan during the second quarter of 2026. The maximum number of shares that may still be purchased under this plan as of June 30, 2026 is 656,635.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
April 1 - April 30	—	$—	—	656,635
May 1 - May 31	—	$—	—	656,635
June 1 - June 30	—	$—	—	656,635
Total	—	$—	—	656,635

ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

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
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the second quarters and six months ended June 30, 2026 and 2025 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the second quarters and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: July 29, 2026	By	/s/ Joseph A. Ruzynski
Joseph A. Ruzynski, Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2026	By	/s/ Jennifer A. Wolfenbarger
Jennifer A. Wolfenbarger, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)