Form 10-Q
period 2026-09-30
FRANKLIN ELECTRIC CO INC
filed 2026-10-28
CIK 38725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-Q
_________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock Par Value	October 22, 2026
$0.10	44,170,452 shares

FRANKLIN ELECTRIC CO., INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net sales	$633,615	$581,714	$1,756,932	$1,624,395
Cost of sales	409,582	373,010	1,127,325	1,039,962
Gross profit	224,033	208,704	629,607	584,433
Selling, general, and administrative expenses	137,249	123,474	392,349	366,638
Restructuring expense	270	112	4,548	435
Legal settlement loss (see Note 7)	—	—	4,512	—
Operating income	86,514	85,118	228,198	217,360
Interest expense	(4,687)	(3,496)	(10,522)	(8,100)
Other income/(expense), net	1,231	(165)	2,202	514
Foreign exchange expense, net	(2,266)	(2,673)	(4,388)	(8,514)
Pension settlement loss	—	(55,251)	—	(55,251)
Income before income taxes	80,792	23,533	215,490	146,009
Income tax expense	19,745	6,329	53,647	36,868
Net income	$61,047	$17,204	$161,843	$109,141
Less: Net income attributable to noncontrolling interests	(398)	(466)	(1,122)	(1,301)
Net income attributable to Franklin Electric Co., Inc.	$60,649	$16,738	$160,721	$107,840
Earnings per share:
Basic	$1.37	$0.37	$3.62	$2.38
Diluted	$1.35	$0.37	$3.58	$2.35

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net income	$61,047	$17,204	$161,843	$109,141
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	2,492	4,555	16,366	43,657
Net investment hedge gain/(loss)	(13,409)	—	(13,409)	—
Employee benefit plan activity	(8)	2,079	(338)	2,902
Pension settlement	—	55,251	—	55,251
Other comprehensive income/(loss)	(10,925)	61,885	2,619	101,810
Income tax benefit/(expense) related to items of other comprehensive income/(loss)	3,295	(14,068)	3,376	(14,270)
Other comprehensive income/(loss), net of tax	(7,630)	47,817	5,995	87,540
Comprehensive income	53,417	65,021	167,838	196,681
Less: Comprehensive income attributable to noncontrolling interests	(377)	(443)	(1,012)	(1,405)
Comprehensive income attributable to Franklin Electric Co., Inc.	$53,040	$64,578	$166,826	$195,276

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share amounts)	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$159,103	$99,662
Receivables, less allowances of $3,420 and $3,821, respectively	356,081	247,511
Inventories:
Raw material	213,391	189,380
Work-in-process	33,652	27,750
Finished goods	378,165	335,851
Total inventories	625,208	552,981
Other current assets	68,452	58,472
Total current assets	1,208,844	958,626

Property, plant, and equipment, at cost:
Land and buildings	217,820	179,681
Machinery and equipment	372,513	354,833
Furniture and fixtures	65,205	63,601
Other	77,330	79,172
Property, plant, and equipment, gross	732,868	677,287
Less: Allowance for depreciation	(452,993)	(425,123)
Property, plant, and equipment, net	279,875	252,164
Lease right-of-use assets, net	74,730	67,867
Deferred income taxes	7,088	6,582
Intangible assets, net	424,977	251,692
Goodwill	602,942	398,127
Other assets	40,275	9,327
Total assets	$2,638,731	$1,944,385

	September 30, 2026	December 31, 2025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$215,165	$174,954
Accrued expenses and other current liabilities	130,894	107,975
Current lease liability	20,425	20,518
Income taxes	25,642	8,772
Current maturities of long-term debt and short-term borrowings	127,181	31,827
Total current liabilities	519,307	344,046
Long-term debt	433,463	135,184
Long-term lease liability	53,061	46,481
Deferred income taxes	88,848	39,275
Employee benefit plans	18,410	22,833
Other long-term liabilities	75,454	29,541

Commitments and contingencies (see Note 7)

Redeemable noncontrolling interest	1,875	1,657

Shareholders' equity:
Common stock (65,000 shares authorized, $.10 par value) outstanding (44,171 and 44,178, respectively)	4,417	4,418
Additional paid-in capital	408,840	391,496
Retained earnings	1,184,051	1,084,149
Accumulated other comprehensive loss	(151,379)	(157,484)
Total shareholders' equity	1,445,929	1,322,579
Noncontrolling interest	2,384	2,789
Total equity	1,448,313	1,325,368
Total liabilities and equity	$2,638,731	$1,944,385

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025

Cash flows from operating activities:
Net income	$161,843	$109,141
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	53,112	46,258
Pension settlement loss, net of tax	—	41,693
Non-cash lease expense	17,197	16,279
Share-based compensation	10,935	10,341
Deferred income taxes	(2,589)	(2,294)
Gain on disposals of plant and equipment	(1,628)	(2,032)
Foreign exchange (income)/expense	4,388	8,514
Changes in assets and liabilities, net of acquisitions:
Receivables	(95,089)	(34,660)
Inventory	(15,578)	(45,036)
Accounts payable and accrued expenses	36,053	873
Operating leases	(17,571)	(16,300)
Income taxes	24,223	(3,938)
Income taxes-U.S. Tax Cuts and Jobs Act	—	(4,837)
Employee benefit plans	(4,940)	60
Payment related to a supplier agreement	(29,300)	—
Other, net	(1,858)	10,625
Net cash flows from operating activities	139,198	134,687
Cash flows from investing activities:
Additions to property, plant, and equipment	(34,385)	(29,820)
Proceeds from sale of property, plant, and equipment	1,561	2,578
Cash paid for acquisitions, net of cash acquired	(385,157)	(109,948)
Other, net	39	73
Net cash flows from investing activities	(417,942)	(137,117)
Cash flows from financing activities:
Proceeds from issuance of debt	685,777	492,895
Repayments of debt	(291,687)	(437,174)
Payment of debt issuance costs	(155)	(974)
Proceeds from issuance of common stock	6,156	3,991
Purchases of common stock	(24,894)	(129,415)
Dividends paid	(37,287)	(37,184)
Deferred payments for acquisitions	(1,696)	(4,300)
Net cash flows from financing activities	336,214	(112,161)
Effect of exchange rate changes on cash and cash equivalents	1,971	(3,022)
Net change in cash and cash equivalents	59,441	(117,613)
Cash and cash equivalents at beginning of period	99,662	220,540
Cash and cash equivalents at end of period	$159,103	$102,927

Non-cash items:
Additions to property, plant, and equipment, not yet paid	$1,000	$946
Right-of-Use Assets obtained in exchange for new operating lease liabilities	$20,772	$19,004
Payable to sellers of acquired entities	$11,382	$1,539
Contingent consideration payable to sellers of acquired entities	$19,500	$—
Issuance of common stock - deferred Board of Director compensation	$276	$8,573
Accrued dividends payable to noncontrolling interest	$1,199	$—
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN ELECTRIC CO., INC. AND CONSOLIDATED SUBSIDIARIES
INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2026, and for the third quarters and nine months ended September 30, 2026 and September 30, 2025 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the third quarter and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. For further information, including a description of the critical accounting policies of Franklin Electric Co., Inc. (the "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

3. ACQUISITIONS
2026
Cat Pumps
In September 2026, the Company acquired 100 percent of the ownership interests of Cat Pumps Corporation (“Cat Pumps”), a leading provider of high-pressure, positive displacement pumps based in Minnesota, from its shareholders for total consideration of $351.1 million. In connection with the acquisition, the Company made an additional payment of $30.0 million that is accounted for as a separate transaction from the acquisition. This acquisition adds complementary high-pressure technology, an industry-leading brand, and exposure to growing commercial and industrial end markets in high uptime applications. Following the acquisition, the results of Cat Pumps are reported within the Company’s Energy Systems segment.

The consideration transferred for the acquisition consisted of the following:

1) An aggregate, upfront cash payment in the amount of approximately $331.6 million, subject to adjustment under the share purchase agreement; and

2) Performance-based restricted stock units (“PRSUs”) that were determined to have an acquisition date fair value of $19.5 million.

The PRSU’s have an aggregate target value of $25.0 million. The final settlement of the PRSUs will be subject to Cat Pumps achieving targeted threshold gross profit amounts during a measurement period beginning on January 1, 2028 and ending on December 31, 2028, with a payout range of 0 percent to 200 percent of the aggregate target value. Earned awards will be settled in shares of the Company’s common stock following the determination of results after the measurement period. The PRSU’s are classified as liability awards and are recorded in the “Other long-term liabilities” line of the Company’s condensed consolidated balance sheet.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2026. The Company has not identified any material contingent assets or contingent liabilities as part of the acquisition other than the PRSU’s as part of the purchase consideration described above.

As a result, the Company recorded preliminary estimates for the fair value of contingent consideration, assets acquired, and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and cash equivalents	$20.7
Receivables	17.8
Inventories	42.2
Other current assets	9.3
Property, plant, and equipment	19.9
Lease right-of-use assets, net	1.6
Intangible assets, net	145.0
Goodwill	161.3
Other assets	0.6
Accounts payable, accrued expenses and other current liabilities	(22.9)
Long-term lease liability	(1.6)
Deferred income taxes	(42.2)
Other long-term liabilities	(0.6)
Total assets acquired and liabilities assumed	$351.1

The Company allocated $115.0 million of the total consideration to customer relationships with a useful life of 12 years and $30.0 million to trade names with an indefinite useful life. The fair values of the intangible assets were determined using the income approach. The Company considers the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values.

The goodwill, which is not deductible for tax purposes, includes the value of an assembled workforce, potential future technologies as well as the overall strategic benefits provided to the Company’s product portfolio and is included in the Energy segment.

The results of operations of the acquired business have been included in the Company’s consolidated statement of income since the date the business was acquired. The Cat Pumps acquisition contributed $7.7 million of net sales and $2.3 million of net loss for the three months ended September 30, 2026.

The following table presents the supplemental consolidated results of the Company for the third quarters and nine months ended September 30, 2026 and September 30, 2025 on an unaudited pro-forma basis as if the acquisition had been consummated on January 1, 2025.

	Third Quarter Ended		Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Revenues	$656.1	$610.0	$1,845.0	$1,716.2
Net Income	$67.5	$21.5	$180.6	$122.8

The primary adjustments reflected in the pro-forma results related to (1) increase in interest expense for debt used to fund the acquisition, (2) removal of $3.9 million for acquisition-related costs from 2026 which are recorded in Selling, general, and administrative expenses, and (3) changes related to purchase accounting primarily related to amortization of intangibles, fixed assets, and fair value of inventory acquired. The unaudited pro forma financial information presented below does not purport to represent the actual results of operations that the Company and Cat Pumps would have achieved had the companies been combined during the periods presented and was not intended to project the future results of operations that the combined company could achieve after the acquisition. The unaudited pro forma financial information does not reflect any potential cost savings, operating efficiencies, long-term debt pay down estimates, financial synergies, or other strategic benefits as a result of the acquisition or any restructuring costs to achieve those benefits.

The related payment of $30.0 million was accounted for as an operating cash outflow and related to an amendment of an existing supplier contract. The Company capitalized $29.3 million of the payment as a contract asset which is recorded in other assets to be amortized as "Cost of Sales" over seven years. The remaining $0.7 million was expensed during the three months ended September 30, 2026 related to the fair value using the income approach of terminating a pre-existing obligation of Cat Pumps which is recorded in "Selling, general, and administrative expenses".

Maynard's
In July 2026, the Company acquired substantially all of the assets of Maynard's Water Conditioning ("Maynard's") for a purchase price of $13.0 million, after purchase price adjustments based on the level of working capital acquired. Maynard's is a retail store in Michigan.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2026. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets and goodwill among other items. The completion of the valuation will occur no later than one year from the acquisition date. The purchase price was primarily allocated to goodwill and other intangible assets. The goodwill, which is not deductible for tax purposes, includes the value of an assembled workforce, as well as the overall strategic benefits provided to the Company’s product portfolio and is included in the Water Systems segment.

The Company has not included various disclosures for the Maynard's acquisition including presenting separate results of operations of the acquired company since the closing of the acquisition or combined pro forma financial information of the Company and the acquired business, as the Company does not consider the acquisition to be material.

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

The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2026. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill, and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and cash equivalents	$0.4
Receivables	2.1
Inventories	6.0
Property, plant and equipment	0.1
Lease right-of-use assets	1.5
Other intangible assets	27.9
Goodwill	23.0
Accounts payable and accrued expenses	(2.1)
Lease right-of-use liabilities	(1.5)
Deferred tax liabilities	(7.1)
Total assets acquired and liabilities assumed	$50.3

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

The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2026. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets and goodwill among other items. The completion of the valuation will occur no later than one year from the acquisition date. The purchase price was primarily allocated to goodwill and other intangible assets. The goodwill, which is not deductible for tax purposes, includes the value of an assembled workforce, potential future technologies as well as the overall strategic benefits provided to the Company’s product portfolio and is included in the Distribution segment.

The Company has not included various disclosures for the Benson Pump acquisition including presenting separate results of operations of the acquired company since the closing of the acquisition or combined pro forma financial information of the Company and the acquired business, as the Company does not consider the acquisition to be material.

Subsequent Event
In October 2026, the Company entered into a share purchase agreement to acquire 100 percent of the ownership interests of Challenge Pumps Holdings Pty Ltd ("Challenge Pumps") for a purchase price of AUD 259.0 million (approximately $181.0 million), subject to working capital and other closing adjustments. The acquisition is expected to close in 2026, subject to the completion of Challenge Pumps’ annual audit and the satisfaction of customary closing conditions, including the receipt of required third-party consents and the continued accuracy of the parties’ representations and warranties. The share purchase agreement contains customary representations, warranties, and covenants by Franklin Electric and the other parties thereto and other terms and conditions customary in agreements of this type. Challenge Pumps is a professional underground and mine dewatering company based in Australia. The Company expects the purchase price to be primarily allocated to working capital, goodwill, and other intangibles assets.

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

There were $5.0 million and $5.4 million of transaction costs for the third quarter and nine months ended September 30, 2026, respectively. There were $0.0 million and $2.0 million of transaction costs for the third quarter and nine months ended September 30, 2025, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of the Company’s intangible assets, excluding goodwill, are as follows:

(In millions)	September 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangibles:
Customer relationships	$462.9	$(167.4)	$309.5	$(149.7)
Technology	11.0	(8.3)	10.5	(7.8)
Trade names	69.4	(15.1)	58.6	(11.6)
Other	3.1	(2.5)	3.1	(2.5)
Total	$546.4	$(193.3)	$381.7	$(171.6)
Non-amortizing intangibles:
Trade names	71.9	—	41.6	—
Total intangibles	$618.3	$(193.3)	$423.3	$(171.6)

Amortization expense related to intangible assets for the third quarters ended September 30, 2026 and September 30, 2025 was $8.2 million and $6.1 million, respectively, and for nine months ended September 30, 2026 and September 30, 2025 was $21.6 million and $17.2 million, respectively.

The change in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2026 is as follows:

(In millions)
	Water Systems	Energy Systems	Distribution	Consolidated
Balance as of December 31, 2025	$277.0	$70.5	$50.6	$398.1
Acquisitions	29.7	161.3	5.5	196.5
Adjustments to prior year acquisitions	0.2	—	—	0.2
Foreign currency translation	7.5	0.7	—	8.2
Balance as of September 30, 2026	$314.4	$232.5	$56.1	$603.0

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of:

(In millions)	September 30, 2026	December 31, 2025
Salaries, wages, and commissions	$55.9	$49.2
Product warranty costs	8.5	9.1
Insurance	4.7	3.3
Employee benefits	18.1	20.7
Legal settlement loss (see Note 7)	4.5	—
Other	39.2	25.7
Total	$130.9	$108.0

6. DEBT
Debt consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
Prudential Agreement	$200.0	$50.0
New York Life Agreement	225.0	75.0
Credit Agreement	125.0	30.0
Project Bonds	10.1	11.5
Foreign subsidiary debt	0.8	0.6
Less: unamortized debt issuance costs	(0.2)	(0.1)
	$560.7	$167.0
Less: current maturities	(127.2)	(31.8)
Long-term debt	$433.5	$135.2

Prudential Agreement
The Company maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates. On May 15, 2024, the Company entered into Amendment No. 1 that increased the total available facility amount from lenders to $250.0 million from $150.0 million and changed the expiration date from July 30, 2024 to May 15, 2027. On September 26, 2025, the Company issued and sold $50.0 million of fixed rate senior notes due September 26, 2032. These senior notes bear an interest rate of 5.01 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. On September 4, 2026, the Company issued and sold $150.0 million of fixed rate senior notes. $75.0 million of these notes are due September 4, 2031 and bear an interest rate of 5.59 percent with interest-only payments due quarterly. The remaining $75.0 million of these notes are due September 4, 2033, bearing a 5.78 percent interest rate with interest-only payments due quarterly. The proceeds from the issuance of these notes were used to pay for the acquisition of Cat Pumps Corporation. As of September 30, 2026, there was $50.0 million remaining borrowing capacity under the Prudential Agreement.

New York Life Agreement
The Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement"). On May 15, 2024, the Company entered into Amendment No. 1 to the renewal that increased the total available facility amount from lenders to $250.0 million from $200.0 million and changed the expiration date from July 30, 2024 to May 15, 2027. On September 26, 2025, the Company issued and sold $75.0 million of fixed rate senior notes due September 26, 2032. These senior notes bear an interest rate of 5.01 percent with interest-only payments due semi-annually. The proceeds from the issuance of the notes were used to pay off existing variable interest rate indebtedness. On September 4, 2026, the Company issued and sold $150.0 million of fixed rate senior notes. $75.0 million of these notes are due September 4, 2031 and bear an interest rate of 5.59 percent with interest-only payments due quarterly. The remaining $75.0 million of these notes are due September 4, 2033, bearing a 5.78 percent interest rate with interest-only payments due quarterly. The proceeds from the issuance of these notes were used to pay for the acquisition of Cat Pumps Corporation. As of September 30, 2026, there was $25.0 million remaining borrowing capacity under the New York Life Agreement.

Credit Agreement
On May 14, 2025, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”). The Fifth Amended and Restated Credit Agreement extended the maturity date of the Company’s Fourth Amended and Restated Credit Agreement, as amended (which is referred to in this current report as the “Previous Credit Agreement”) to May 14, 2030 while keeping the revolving commitment amount unchanged at $350.0 million. The Credit Agreement provides that the Borrowers may request an increase in the aggregate commitments by up to $175.0 million (not to exceed a total commitment of $525.0 million) subject to the conditions contained therein. The Previous Credit Agreement provided the Borrowers could request an increase in the aggregate revolving commitments by up to $125.0 million (not to exceed a total commitment of $475.0 million). All of the Company's present and future material domestic subsidiaries unconditionally guaranty all of the Borrowers' obligations under and in connection with the Credit Agreement. Additionally, the Company unconditionally guarantees all of the obligations of Franklin Electric B.V. under the Credit Agreement. Under the Credit Agreement, the Borrowers are required to pay certain fees, including a commitment fee of 0.10 percent to 0.25 percent (depending on the Company's leverage ratio) of the aggregate commitment, payable quarterly in arrears. The Credit Agreement contains customary affirmative and negative covenants. Loans may be made either at (i) a Term Benchmark rate based on SOFR, for borrowings denominated in Dollars, or EURIBOR, for borrowings denominated in Euros, plus an applicable margin of 1.00 percent to 1.75 percent (depending on the Company's leverage ratio), or (ii) an alternative base rate as defined in the Credit Agreement.

As of September 30, 2026, the Company had $125.0 million outstanding borrowings with a weighted-average interest rate of 4.9 percent, $7.7 million in letters of credit undrawn and outstanding, and $217.3 million of available capacity under the Credit Agreement. As of December 31, 2025, the Company had $30.0 million outstanding borrowings with a weighted-average interest rate of 2.9 percent, $6.4 million in letters of credit outstanding, and $313.6 million of available capacity under the Credit Agreement.

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

The Company also has overdraft lines of credit for certain subsidiaries with various expiration dates. The aggregate maximum borrowing capacity of these overdraft lines of credit is $24.5 million. As of September 30, 2026, there were $1.0 million outstanding borrowings and $23.5 million of available capacity under these lines of credit. As of December 31, 2025, there were $19.7 million overdraft lines of credit with $1.5 million outstanding borrowings and $18.1 million of available capacity under these lines of credit.

7. COMMITMENTS AND CONTINGENCIES
In 2011, the Company became aware of a review of alleged issues with certain underground piping connections installed in filling stations in France owned by the French subsidiary of Exxon Mobil, Esso S.A.F ("Esso"). A French court (the "Court") ordered that a designated, subject-matter expert review 103 filling stations to determine what, if any, damages are present and the cause of those damages. The Company has participated in this investigation since 2011, along with several other third parties including equipment installers, engineering design firms who designed and provided specifications for the stations, and contract manufacturers of some of the installed equipment. It is the Company’s position that its products were not the cause of any alleged damage. The Company submitted its response to the expert's final report in February 2023. In the second quarter of 2026, the parties reached a preliminary agreement to resolve the matter. As a part of the proposed settlement agreement, the Company agreed to pay $4.5 million to resolve the Company's portion of the litigation. The settlement is subject to finalization between the parties and approval by the Court. The Company transferred funds of $4.5 million to a third party during the third quarter but retained ownership of the funds until finalization between the parties and approval by the court. As of September 30, 2026, the Company recorded the $4.5 million in "Other current assets" and "Accrued expenses and other current liabilities" until finalization. In October of 2026, the parties finalized the settlement for the amount recorded as of September 30, 2026.

The Company is defending other various claims and legal actions which have arisen in the ordinary course of business. In the opinion of management, based on current knowledge of the facts and after discussion with counsel, these claims and legal actions can be defended or resolved without a material effect on the Company’s financial position, results of operations, and net cash flows.

At September 30, 2026, the Company had $5.4 million of commitments primarily for capital expenditures and purchase of raw materials to be used in production and finished goods.

At September 30, 2026, the Company has a contingent consideration liability associated with the Cat Pumps purchase with an estimated fair value of $19.5 million that could result in a payment in shares of common stock up to $50.0 million if a future profitability milestone is achieved.

The changes in the carrying amount of the warranty accrual, as recorded in the "Accrued expenses and other current liabilities" line of the Company's condensed consolidated balance sheet for the nine months ended September 30, 2026, are as follows:

(In millions)
Balance as of December 31, 2025	$9.1
Accruals related to product warranties	10.2
Reductions for payments made	(10.8)
Balance as of September 30, 2026	$8.5

8. EQUITY ROLL FORWARD
The schedules below set forth equity changes in the third quarters and nine months ended September 30, 2026 and September 30, 2025:

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of July 1, 2026	$4,421	$404,470	$1,142,388	$(143,770)	$2,112	$1,409,621	$1,770
Net income	—	—	60,649	—	287	60,936	111
Dividends on common stock ($0.280/share)	—	—	(12,425)	—	—	(12,425)	—
Common stock issued	3	1,090	—	—	—	1,093	—
Common stock repurchased	(7)	—	(6,561)	—	—	(6,568)	—
Share-based compensation	—	3,280	—	—	—	3,280	—
Currency translation adjustment	—	—	—	2,513	(15)	2,498	(6)
Net investment hedge gain/(loss), net of taxes	—	—	—	(10,116)	—	(10,116)	—
Pension and other post retirement plans, net of taxes	—	—	—	(6)	—	(6)	—
Balance as of September 30, 2026	$4,417	$408,840	$1,184,051	$(151,379)	$2,384	$1,448,313	$1,875

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of July 1, 2025	$4,448	$383,428	$1,088,407	$(214,407)	$3,186	$1,265,062	$1,511
Net income	—	—	16,738	—	292	17,030	174
Dividends on common stock ($0.265/share)	—	—	(11,835)	—	—	(11,835)	—
Common stock issued	2	1,036	—	—	—	1,038	—
Common stock repurchased	(1)	—	(94)	—	—	(95)	—
Share-based compensation	2	2,370	—	—	—	2,372	—
Dividend to noncontrolling interest	—	—	—	—	—	—	(28)
Currency translation adjustment	—	—	—	4,578	(10)	4,568	(13)
Pension and other post retirement plans, net of taxes	—	—	—	43,262	—	43,262	—
Balance as of September 30, 2025	$4,451	$386,834	$1,093,216	$(166,567)	$3,468	$1,321,402	$1,644

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2025	$4,418	$391,496	$1,084,149	$(157,484)	$2,789	$1,325,368	$1,657
Net income	—	—	160,721	—	877	161,598	245
Dividends on common stock ($0.840/share)	—	—	(37,287)	—	—	(37,287)	—
Common stock issued	11	6,421	—	—	—	6,432	—
Common stock repurchased	(24)	—	(23,532)	—	—	(23,556)	—
Share-based compensation	12	10,923	—	—	—	10,935	—
Dividend to noncontrolling interest	—	—	—	—	(1,199)	(1,199)
Currency translation adjustment	—	—	—	16,476	(83)	16,393	(27)
Net investment hedge gain/(loss), net of taxes	—	—	—	(10,116)	—	(10,116)	—
Pension and other post retirement plans, net of taxes	—	—	—	(255)	—	(255)	—
Balance as of September 30, 2026	$4,417	$408,840	$1,184,051	$(151,379)	$2,384	$1,448,313	$1,875

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2024	$4,571	$363,956	$1,151,575	$(254,003)	$2,511	$1,268,610	$1,224
Net income	—	—	107,840	—	892	108,732	409
Dividends on common stock ($0.795/share)	—	—	(36,194)	—	—	(36,194)	—
Common stock issued	16	12,549	—	—	—	12,565	—
Common stock repurchased	(148)	—	(130,005)	—	—	(130,153)	—
Share-based compensation	12	10,329	—	—	—	10,341	—
Dividend to noncontrolling interest	—	—	—	—	—	—	(28)
Currency translation adjustment	—	—	—	43,553	65	43,618	39
Pension and other post retirement plans, net of taxes	—	—	—	43,883	—	43,883	—
Balance as of September 30, 2025	$4,451	$386,834	$1,093,216	$(166,567)	$3,468	$1,321,402	$1,644

9. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component for the nine months ended September 30, 2026 and September 30, 2025, are summarized below:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Plan Adjustments	Total
For the nine months ended September 30, 2026:
Balance as of December 31, 2025	$(166.2)	$8.7	$(157.5)

Other comprehensive income/(loss) before reclassifications	16.5	—	16.5
Net investment hedge gain/(loss), net of tax (1)	(10.1)	—	(10.1)
Amounts reclassified from accumulated other comprehensive income/(loss) (2)/(3)	—	(0.3)	(0.3)
Net other comprehensive income/(loss)	6.4	(0.3)	6.1

Balance as of September 30, 2026	$(159.8)	$8.4	$(151.4)

For the nine months ended September 30, 2025:
Balance as of December 31, 2024	$(215.0)	$(39.0)	$(254.0)

Other comprehensive income/(loss) before reclassifications	43.6	—	43.6
Amounts reclassified from accumulated other comprehensive income/(loss) (2)/(3)	—	2.2	2.2
Pension settlement, net of tax (4)	—	41.7	41.7
Net other comprehensive income/(loss)	43.6	43.9	87.5

Balance as of September 30, 2025	$(171.4)	$4.9	$(166.5)

(1) Net of tax benefit of $3.3 million for the nine months ended September 30, 2026.

(2) This accumulated other comprehensive income/(loss) component is included in the computation of net periodic pension cost (refer to Note 10 for additional details) and is included in the "Other income/(expense), net" line of the Company's condensed consolidated statements of income.

(3) Net of tax (benefit)/expense of $(0.1) million and $0.7 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

(4) Net of tax expense of $13.6 million for the nine months ended September 30, 2025.

Amounts related to noncontrolling interests were not material.

10. EMPLOYEE BENEFIT PLANS
The following table sets forth the aggregated net periodic benefit cost for all pension plans for the third quarters and nine months ended September 30, 2026 and September 30, 2025:

(In millions)	Pension Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.3	0.9	0.8	3.8
Expected return on assets	—	(0.6)	(0.1)	(3.8)
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	—	0.1	—	0.9
Settlement cost	—	—	—	—
Remeasurement of defined benefit pension	—	2.0	—	2.0
Pension settlement loss	—	55.3	—	55.3
Net periodic benefit cost	$0.3	$57.8	$0.8	$58.4

The following table sets forth the aggregated net periodic benefit cost for the other post-retirement benefit plan for the third quarters and nine months ended September 30, 2026 and September 30, 2025:

(In millions)	Other Benefits
	Third Quarter Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.2	0.2
Expected return on assets	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	—	—	—	—
Settlement cost	—	—	—	—
Net periodic benefit cost	$0.1	$0.1	$0.2	$0.2

11. INCOME TAXES
The Company’s effective tax rate for the nine-month period ended September 30, 2026 was 24.9 percent as compared to 25.3 percent for the nine-month period ended September 30, 2025. The effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to U.S. state taxes and foreign earnings taxed at rates different than the U.S. statutory rate partially offset by an object exemption of foreign business profits in the Netherlands and the recognition of the U.S. foreign-derived intangible income (FDII) provisions. For the third quarter of 2026, the Company recorded an effective tax rate of 24.4 percent, compared with 26.9 percent in the third quarter of 2025.

The decrease in the effective tax rate for the third quarter and first nine months of 2026 compared to the comparable periods in the prior year was primarily due to a mix of foreign earnings taxed at rates different than the U.S. statutory rate.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net income attributable to Franklin Electric Co., Inc.	$60.6	$16.7	$160.7	$107.8
Less: Earnings allocated to participating securities	0.3	0.1	0.7	0.3
Net income available to common shareholders	$60.3	$16.6	$160.0	$107.5
Denominator:
Basic weighted average common shares outstanding	44.2	44.5	44.2	45.2
Effect of dilutive securities:
Non-participating employee stock options, performance awards, and deferred shares to non-employee directors	0.4	0.5	0.4	0.5
Diluted weighted average common shares outstanding	44.6	45.0	44.6	45.7
Basic earnings per share	$1.37	$0.37	$3.62	$2.38
Diluted earnings per share	$1.35	$0.37	$3.58	$2.35

There were 0.1 million and 0.2 million stock options outstanding for the third quarters and nine months ended September 30, 2026 and September 30, 2025, respectively, that were excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

13. FINANCIAL INSTRUMENTS
The Company’s non-employee directors' deferred compensation stock program is subject to variable plan accounting and, accordingly, is adjusted for changes in the Company’s stock price at the end of each reporting period. The Company has entered into share swap transaction agreements (the "swap") to mitigate the Company’s exposure to the fluctuations in the Company's stock price. The swap has not been designated as a hedge for accounting purposes and is cancellable with 30 days' written notice by either party. As of September 30, 2026 and December 31, 2025, the swap had a notional value based on 150,000 shares. For the third quarter and nine months ended September 30, 2026, changes in the fair value of the swap resulted in a loss of $1.8 million and $0.4 million, respectively. For the third quarter and nine months ended September 30, 2025, changes in the fair value of the swap resulted in a gain of $0.7 million and a loss $2.2 million, respectively. Gains and losses resulting from the swap were largely offset by gains and losses on the fair value of the deferred compensation stock liability. All gains or losses and expenses related to the swap are recorded in the Company's condensed consolidated statements of income within the “Selling, general, and administrative expenses” line.

The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business including making sales and purchases of raw materials and finished goods in foreign denominated currencies with third party customers and suppliers as well as to wholly owned subsidiaries of the Company. To reduce its exposure to foreign currency exchange rate volatility, the Company enters into various forward currency contracts to offset these fluctuations. The Company uses forward currency contracts only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings volatility associated with foreign currency exchange rate fluctuations and has not elected to use hedge accounting. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. As of September 30, 2026 and December 31, 2025, the Company had no foreign currency contracts outstanding. For the third quarter and nine months ended September 30, 2026, changes in the fair value of the forward currency contracts resulted in losses of $0.7 million and $1.2 million, respectively. For the third quarter and nine months ended September 30, 2025, changes in the fair value of the forward currency contracts resulted in gains of $0.1 million and $11.1 million, respectively. These gains and losses are recorded in the Company's condensed consolidated statements of income within the "Foreign exchange expense, net" line.

On August 13, 2026, the Company entered into a fixed-for-fixed cross currency swap and designated it as a hedge of our net investment in euro-denominated operations. The hedge remained outstanding as of September 30, 2026.

The Company assesses hedge effectiveness using the spot method. Under this method, changes in the fair value of the cross-currency swap attributable to changes in spot exchange rates are recognized in other comprehensive income (loss) as part of foreign currency translation adjustments. The interest differential between the fixed-rate legs of the cross-currency swap is excluded from the assessment of hedge effectiveness and is accounted for as an excluded component. The Company recognizes changes in the excluded component in earnings in accordance with its accounting policy for net investment hedges. The cross-currency swap matures on June 30, 2033.

The total notional amount of derivative instruments designated as net investment hedges was $631.0 million. The Company records gains and losses, net of tax, on the effective portion of the net investment hedge in other comprehensive income/(loss) as part of foreign currency translation adjustments. As of September 30, 2026, the fair value of the hedging instrument was recorded in other long-term liabilities. For the third quarter and nine months ended September 30, 2026, the Company recognized $10.1 million in other comprehensive income/(loss) related to the effective portion of the hedge. No amounts were reclassified from accumulated other comprehensive income/(loss) into earnings in connection with settlement or disposal during the third quarter and nine months ended September 30, 2026. These amounts will remain in accumulated other comprehensive income/(loss) until the sale or substantially complete liquidation of the hedged net investment.

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

As of September 30, 2026 and December 31, 2025, the assets and liabilities measured at fair value on a recurring basis were as set forth in the table below:

(In millions)	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$14.1	$14.1	$—	$—
Marketable securities	4.0	4.0	—	—
Total assets	$18.1	$18.1	$—	$—

Liabilities:
Contingent payments related to acquisition	19.5	—	—	19.5
Total liabilities	$19.5	$—	$—	$19.5

(In millions)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10.2	$10.2	$—	$—
Marketable securities	9.7	9.7	—	—
Total assets	$19.9	$19.9	$—	$—

Liabilities:
Total liabilities	$—	$—	$—	$—

The Company’s Level 1 cash equivalents assets are generally comprised of foreign bank guaranteed certificates of deposit and short term deposits. The Company’s Level 1 marketable securities assets are comprised of short-term investment funds. The marketable securities asset is recorded within the "Other current assets" line of the condensed consolidated balance sheets. These marketable securities were excess plan assets from the pension settlement disclosed in Note 10 – Employee Benefit Plans included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The Company's Level 3 category includes contingent consideration related to acquisitions, which valuation inputs are unobservable and significant to the fair value measurement. Projections and estimated probabilities are used to estimate future contingent earn-out payments in shares of common stock, which are discounted back to present value to compute contingent earn-out liabilities. The following table provides a roll-forward of the contingent consideration liability, which is included in "Other long-term liabilities" in the consolidated balance sheets as of September 30, 2026:

Third Quarter Ended
(In millions)	September 30, 2026
Fair value at beginning of period	$—
Additions	19.5
Change in fair value recognized in earnings	—
Payments	—
Fair value at end of period	$19.5

Total debt, including current maturities, had carrying amounts of $560.7 million and $167.0 million and estimated fair values of $534.6 million and $160.6 million as of September 30, 2026 and December 31, 2025, respectively. In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction. In determining the fair value of its debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of debt is classified as Level 2 within the valuation hierarchy.

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

The following tables summarize reportable business segment information with a reconciliation to the condensed consolidated results for the periods presented:

Third Quarter Ended September 30, 2026	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$315.8	$226.1	$91.7	$633.6
Intersegment sales	36.7	—	—	36.7
	$352.5	$226.1	$91.7	$670.3

Elimination of intersegment sales				$(36.7)
Total consolidated sales				$633.6

Cost of sales	$233.3	$164.3	$49.7
Selling, general and administrative expenses	60.0	41.2	18.3
Restructuring expense	0.3	—	—
Legal settlement loss (see Note 7)	—	—	—
Segment operating income	$58.9	$20.6	$23.7	$103.2

Reconciliation of segment operating income to income before income taxes
Deferred intersegment loss				$1.1
Corporate general and administrative expenses				(17.7)
Interest expense				(4.7)
Other income/(expense), net				1.2
Foreign exchange expense, net				(2.3)
Consolidated income before income taxes				$80.8

Third Quarter Ended September 30, 2025	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$304.4	$197.3	$80.0	$581.7
Intersegment sales	32.2	—	—	32.2
	$336.6	$197.3	$80.0	$613.9

Elimination of intersegment sales				$(32.2)
Total consolidated sales				$581.7

Cost of sales	$220.1	$142.6	$43.5
Selling, general and administrative expenses	56.2	38.4	11.1
Restructuring expense	0.1	—	—
Segment operating income	$60.2	$16.3	$25.4	$101.9

Reconciliation of segment operating income to income before income taxes
Deferred intersegment loss				$1.1
Corporate general and administrative expenses				(17.8)
Interest expense				(3.5)
Other income/(expense), net				(0.2)
Foreign exchange expense, net				(2.7)
Pension settlement loss				(55.3)
Consolidated income before income taxes				$23.5

Nine Months Ended September 30, 2026	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$915.2	$598.1	$243.6	$1,756.9
Intersegment sales	113.9	—	—	113.9
	$1,029.1	$598.1	$243.6	$1,870.8

Elimination of intersegment sales				$(113.9)
Total consolidated sales				$1,756.9

Cost of sales	$678.3	$435.8	$123.9
Selling, general and administrative expenses	177.7	119.1	39.5
Restructuring expense	4.5	—	—
Legal settlement loss (see Note 7)	—	—	4.5
Segment operating income	$168.6	$43.2	$75.7	$287.5

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$(3.2)
Corporate general and administrative expenses				(56.1)
Interest expense				(10.5)
Other income/(expense), net				2.2
Foreign exchange expense, net				(4.4)
Consolidated income before income taxes				$215.5

Nine Months Ended September 30, 2025	Water Systems	Distribution	Energy Systems	Total
(In millions)

External sales	$861.0	$539.1	$224.3	$1,624.4
Intersegment sales	103.7	—	—	103.7
	$964.7	$539.1	$224.3	$1,728.1

Elimination of intersegment sales				$(103.7)
Total consolidated sales				$1,624.4

Cost of sales	$634.2	$391.4	$116.1
Selling, general and administrative expenses	164.8	112.9	31.8
Restructuring expense	0.2	0.2	—
Segment operating income	$165.5	$34.6	$76.4	$276.5

Reconciliation of segment operating income to income before income taxes
Deferred intersegment profit				$(2.0)
Corporate general and administrative expenses				(57.1)
Interest expense				(8.1)
Other income/(expense), net				0.5
Foreign exchange expense, net				(8.5)
Pension settlement loss				(55.3)
Consolidated income before income taxes				$146.0

	Third Quarter Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Depreciation and amortization
Water Systems	$13.4	$11.9	$38.5	$33.7
Distribution	2.6	2.3	7.5	7.0
Energy Systems	2.4	1.1	4.6	3.2
Total segment depreciation and amortization	$18.4	$15.3	$50.6	$43.9
Corporate	0.8	0.8	2.5	2.4
Total depreciation and amortization	$19.2	$16.1	$53.1	$46.3

Capital Expenditures
Water Systems	$12.8	$12.4	$20.2	$22.3
Distribution	6.7	1.5	8.6	4.6
Energy Systems	3.0	0.5	4.4	1.6
Total segment capital expenditure	$22.5	$14.4	$33.2	$28.5
Corporate	1.1	0.4	1.2	1.3
Total capital expenditures	$23.6	$14.8	$34.4	$29.8

Assets
Water Systems	$1,458.5	$1,244.3
Distribution	443.0	385.1
Energy Systems	654.7	273.1
Total segment assets	$2,556.2	$1,902.5
Corporate	82.5	94.9
Total assets	$2,638.7	$1,997.4

Cash and property, plant and equipment are the major asset groups in “Corporate” of total assets.

The following table disaggregates the Company's net sales from contracts with customers by segment:

	Third Quarter Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	Net sales
Water Systems
External sales
United States & Canada	$177.3	$168.4	$507.4	$476.4
Latin America	56.1	55.4	158.6	147.7
Europe, Middle East & Africa	55.0	57.5	167.1	164.7
Asia Pacific	27.4	23.1	82.1	72.2
Intersegment sales
United States & Canada	36.7	32.2	113.9	103.7
Total sales	352.5	336.6	1,029.1	964.7
Distribution
External sales
United States & Canada	226.1	197.3	598.1	539.1
Intersegment sales	—	—	—	—
Total sales	226.1	197.3	598.1	539.1
Energy Systems
External sales
United States & Canada	70.9	61.4	185.0	173.7
All other	20.8	18.6	58.6	50.6
Intersegment sales	—	—	—	—
Total sales	91.7	80.0	243.6	224.3

Intersegment Eliminations/Other	(36.7)	(32.2)	(113.9)	(103.7)
Consolidated	$633.6	$581.7	$1,756.9	$1,624.4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for management’s discussion and analysis of its financial condition and results of operations. The following is management’s discussion and analysis of the Company's financial condition and results of operations for the third quarter and nine months ended September 30, 2026 and 2025.

In April of 2026, the Company acquired Benson Pump Corporation (“Benson Pump”). Benson Pump is a professional groundwater distributor in Arkansas and operates within the Distribution segment. In May of 2026, the Company acquired Wood Brothers Industries. Wood Brothers Industries is a water treatment wholesale supplier in Nebraska and operates as a subsidiary of Water Systems. In July of 2026, the Company acquired Maynard's Water Conditioning (“Maynard's”). Maynard's is a water treatment retail store in Michigan and operates within the Water Systems segment. In September of 2026, the Company acquired Cat Pumps Corporation ("Cat Pumps"). Cat Pumps is a leading provider of high-pressure, positive displacement pumps based in Minnesota and operates within the Energy segment. Acquisitions contributed approximately $24.8 million of incremental net sales in the third quarter of 2026. Refer to Note 3 in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Cat Pumps, Maynard's, Benson Pump, and Wood Brothers Industries acquisitions.

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

Third Quarter 2026 vs. 2025

OVERVIEW
Net sales in the third quarter and first nine months of 2026 increased 9 percent and 8 percent respectively, as compared to the prior-year periods. The sales increases were due to the incremental sales impact from volume and price realization, recent acquisitions, and the favorable impact of foreign currency translation. The Company's consolidated gross profit was $224.0 million and $629.6 million, respectively, for the third quarter and first nine months of 2026, increases of 7 percent and 8 percent, respectively, from the prior-year periods. Diluted earnings per share was $1.35 and $3.58, respectively, for the third quarter and first nine months of 2026, increases of $0.98 and $1.23, respectively, from the prior-year periods.

RESULTS OF OPERATIONS

Net Sales
Net sales in the third quarter and first nine months of 2026 were $633.6 million and $1,756.9 million, respectively, and increased 9 percent and 8 percent, respectively, as compared to the prior-year periods. The sales increase for the third quarter was primarily due to incremental sales impact from price and volume increases of 4 percent, recent acquisitions of 4 percent, and the positive impact of foreign exchange rates of 1 percent. The sales increase for the first nine months was primarily due to higher sales volumes and price realization of 4 percent, incremental sales impact from recent acquisitions of 3 percent, and positive impact of foreign exchange rates of 1 percent.

	Net Sales
(In millions)	Q3 2026	Q3 2025	2026 v 2025
Water Systems	$352.5	$336.6	$15.9
Energy Systems	91.7	80.0	11.7
Distribution	226.1	197.3	28.8
Eliminations/Other	(36.7)	(32.2)	(4.5)
Consolidated	$633.6	$581.7	$51.9

	Net Sales
(In millions)	YTD September 30, 2026	YTD September 30, 2025	2026 v 2025
Water Systems	$1,029.1	$964.7	$64.4
Energy Systems	243.6	224.3	19.3
Distribution	598.1	539.1	59.0
Eliminations/Other	(113.9)	(103.7)	(10.2)
Consolidated	$1,756.9	$1,624.4	$132.5

Net Sales-Water Systems
Water Systems net sales were $352.5 million in the third quarter of 2026, an increase of $15.9 million or 5 percent compared to the third quarter of 2025 net sales of $336.6 million. The sales increase for the third quarter was due to incremental sales impact from recent acquisitions and the sales impact of price realization and foreign exchange rates. Water Systems net sales were $1,029.1 million for the first nine months of 2026, an increase of $64.4 million or 7 percent compared to the first nine months of 2025 net sales of $964.7 million. The sales increase for the first nine months was primarily due to incremental sales impact from recent acquisitions and the sales impact of price realization and foreign exchange rates.

Water Systems net sales in the U.S. and Canada increased 7 percent in the third quarter and 7 percent in the first nine months of 2026, as compared to the prior-year periods. In the third quarter of 2026, sales of groundwater pumping equipment increased 8 percent, sales of water treatment products increased 21 percent and sales of all other surface pumping equipment increased 9 percent. These sales increases were partially offset by lower sales of large dewatering equipment of 17 percent compared to 2025. In the first nine months of 2026, sales of groundwater pumping equipment increased 8 percent, sales of water treatment products increased 14 percent and sales of all other surface pumping equipment increased 10 percent. These sales increases were partially offset by lower sales of large dewatering equipment of 12 percent compared to 2025. Water Systems net sales in markets outside the U.S. and Canada increased 2 percent in the third quarter and 6 percent in the first nine months of 2026, as compared to the prior-year periods. The sales growth in the third quarter and the first nine months of 2026 was due to incremental sales impact from recent acquisitions of 1 percent and 3 percent, respectively. Sales increased 4 percent in the third quarter and 5 percent in the first nine months of 2026 due to the favorable impact from foreign exchange rates, as compared to prior-year periods. Excluding the impact of foreign currency translation and acquisitions, in both the third quarter and first nine months of 2026, the sales growth in the Asia Pacific regions was more than offset by sales declines in the Latin America and European regions.

Net Sales-Energy Systems
Energy Systems net sales were $91.7 million in the third quarter of 2026, an increase of $11.7 million or 15 percent compared to the third quarter of 2025 net sales of $80.0 million. Energy Systems net sales were $243.6 million for the first nine months of 2026, an increase of $19.3 million or 9 percent compared to the first nine months of 2025 net sales of $224.3 million. The net sales increase was due to higher sales volumes and price realization and recent acquisitions.

Energy Systems net sales in the U.S. and Canada increased 15 percent in the third quarter and 7 percent in the first nine months of 2026, as compared to the prior-year periods. Energy Systems sales increased due to acquisitions and higher sales of fuel management systems and grid solutions. Outside the U.S. and Canada, Energy Systems sales increased 12 percent in the third quarter and 16 percent in the first nine months of 2026, as compared to the prior-year periods, due to acquisitions and sales growth in the European and Asian regions.

Net Sales-Distribution
Distribution net sales were $226.1 million in the third quarter of 2026, an increase of $28.8 million or 15 percent compared to the third quarter of 2025 net sales of $197.3 million. Distribution net sales were $598.1 million for the first nine months of 2026, an increase of $59.0 million or 11 percent compared to the first nine months of 2025 net sales of $539.1 million. The net sales increase was due to higher sales volumes and price realization and the incremental sales impact from recent acquisitions.

Gross Profit and Expenses Ratios

	Three Months Ended September 30
(In millions)	2026	% of Net Sales	2025	% of Net Sales
Gross Profit	$224.0	35.4%	$208.7	35.9%
Selling, General and Administrative Expense	137.2	21.7%	123.5	21.2%

	Nine Months Ended September 30
(In millions)	2026	% of Net Sales	2025	% of Net Sales
Gross Profit	$629.6	35.8%	$584.4	36.0%
Selling, General and Administrative Expense	392.3	22.3%	366.6	22.6%

Gross Profit
The gross profit margin ratio was 35.4 percent and 35.8 percent in the third quarter and first nine months of 2026, respectively, and 35.9 percent and 36.0 percent in the third quarter and first nine months of 2025, respectively. The gross profit margin was unfavorably impacted in the third quarter by inflationary costs partially offset by tariff refunds while the first nine months of 2026 was impacted by an unfavorable product and geographic sales mix shift partially offset by tariff refunds.

Selling, General, and Administrative ("SG&A")
SG&A expenses were $137.2 million in the third quarter and $392.3 million in the first nine months of 2026 compared to $123.5 million in the third quarter and $366.6 million in the first nine months of 2025. SG&A expenses increased in the third quarter and first nine months of 2026 from the incremental expense impact of recent acquisitions. The SG&A expenses ratio (SG&A as a percentage of net sales) was 21.7 percent and 22.3 percent in the third quarter and first nine months of 2026, respectively, and 21.2 percent and 22.6 percent in the third quarter and first nine months of 2025, respectively.

Restructuring Expenses
There were $0.3 million and $4.5 million in restructuring expenses in the third quarter and first nine months of 2026, compared to $0.1 million and $0.4 million restructuring expenses in the third quarter and first nine months of 2025. Restructuring expenses were primarily due to continued manufacturing realignment activities.

Operating Income
Operating income in the third quarter and first nine months of 2026 was $86.5 million and $228.2 million, respectively, increases of 2 percent and 5 percent, respectively, as compared to the prior-year periods.

	Operating income (loss)
(In millions)	Q3 2026	Q3 2025	2026 v 2025
Water Systems	$58.9	$60.2	$(1.3)
Energy Systems	23.7	25.4	(1.7)
Distribution	20.6	16.3	4.3
Eliminations/Other	(16.7)	(16.8)	0.1
Consolidated	$86.5	$85.1	$1.4

	Operating income (loss)
(In millions)	YTD September 30, 2026	YTD September 30, 2025	2026 v 2025
Water Systems	$168.6	$165.5	$3.1
Energy Systems	75.7	76.4	(0.7)
Distribution	43.2	34.6	8.6
Eliminations/Other	(59.3)	(59.1)	(0.2)
Consolidated	$228.2	$217.4	$10.8

Operating Income-Water Systems
Water Systems operating income in the third quarter and first nine months of 2026 was $58.9 million and $168.6 million, respectively, a decrease of $1.3 million and an increase $3.1 million, respectively, as compared to the prior-year periods. The third quarter operating income margin was 16.7 percent, a decrease of 120 basis points from 17.9 percent in the third quarter of 2025. The first nine months of 2026 operating income margin was 16.4 percent, a decrease of 80 basis points from 17.2 percent in the first nine months of 2025. The decrease in operating income in the third quarter was primarily due to an unfavorable product and geographic sales mix shift as well as acquisition-related transaction expenses. The increase in operating income for the first nine months was primarily due to higher sales and tariff refunds partially offset by higher material costs.

Operating Income-Energy Systems
Energy Systems operating income in the third quarter and first nine months of 2026 was $23.7 million and $75.7 million, respectively, a decrease of $1.7 million and $0.7 million, respectively, as compared to the prior-year periods. The third quarter operating income margin was 25.8 percent, a decrease of 600 basis points from 31.8 percent in the third quarter of 2025. The first nine months of 2026 operating income margin was 31.1 percent, a decrease of 300 basis points from 34.1 percent in the first nine months of 2025. The decrease in margin was primarily due to acquisition-related transaction expenses and amortization of purchase accounting adjustments from the fair value of inventory acquired.

Operating Income-Distribution
Distribution operating income in the third quarter and first nine months of 2026 was $20.6 million and $43.2 million, respectively, increases of $4.3 million and $8.6 million, respectively, as compared to the prior-year periods. The third quarter operating income margin was 9.1 percent, an increase of 80 basis points from 8.3 percent in the third quarter of 2025. The first nine months of 2026 operating income margin was 7.2 percent, an increase of 80 basis points from 6.4 percent in the first nine months of 2025. Operating income and operating income margins increased primarily due to higher sales and cost structure actions implemented in 2025.

Operating Income-Eliminations/Other
Operating income-Eliminations/Other in the third quarter and first nine months of 2026 was $(16.7) million and $(59.3) million, respectively, an increase of $0.1 million and a decrease of $0.2 million, respectively, as compared to the prior-year periods. Operating income-Eliminations/Other is composed primarily of intersegment sales and profit eliminations and unallocated general and administrative expenses. The intersegment profit elimination in the third quarter of 2026 compared to the prior-year period of 2025 had no impact. For the first nine months of 2026 compared to the prior-year period of 2025 the intersegment profit elimination impact was an unfavorable $1.2 million. The intersegment elimination of operating income effectively defers the operating income on sales from Water Systems to Distribution in the consolidated financial results until such time as the transferred product is sold from the Distribution segment to its end third party customer. General and administrative expenses decreased by $0.1 million and $1.0 million, respectively, compared to the previous year’s periods.

Interest Expense
Interest expense was $(4.7) million and $(10.5) million in the third quarter and first nine months of 2026, respectively, and $(3.5) million and $(8.1) million in the third quarter and first nine months of 2025, respectively. The increases in the third quarter and first nine months of 2026 were primarily driven by a higher average amount of outstanding debt.

Other income/(expense), net
Other income / (expense), net was a net gain of $1.2 million and a net gain of $2.2 million in the third quarter and first nine months of 2026, respectively, and a net loss of $(0.2) million and a net gain of $0.5 million in the third quarter and first nine months of 2025, respectively.

Foreign Exchange income/(expense), net
Foreign currency-based transactions produced an expense of $(2.3) million and $(4.4) million in the third quarter and first nine months of 2026, respectively, and an expense of $(2.7) million and $(8.5) million in the third quarter and first nine months of 2025, respectively. The results in the third quarters and first nine months of 2026 and 2025 are primarily due to transaction losses associated with the Argentine Peso and Turkish Lira relative to the U.S. dollar. The Company reports the results of its subsidiaries in Argentina and Turkey using highly inflationary accounting, which requires the functional currency of the entity be changed to the reporting currency of its parent.

Income Taxes
The provision for income taxes in the third quarter and first nine months of 2026 was $19.7 million and $ 53.6 million, respectively, and $6.3 million and $36.9 million in the third quarter and first nine months of 2025, respectively. The effective tax rate for the third quarter and first nine months of 2026 was 24.4 percent and 24.9 percent respectively, and 26.9 percent and 25.3 percent for the third quarter and the first nine months of 2025, respectively. The decrease in the effective tax rate was primarily due to a mix of foreign earnings taxed at rates different than the U.S. statutory rate.

Net Income
Net income in the third quarter and first nine months of 2026 was $61.0 million and $161.8 million, respectively, and $17.2 million and $109.1 million in the third quarter and first nine months of 2025, respectively. Net income attributable to Franklin Electric Co., Inc. in the third quarter and first nine months of 2026 was $60.6 million and $160.7 million, respectively, or $1.35 and $3.58 per diluted share. Net income attributable to Franklin Electric Co., Inc. in the third quarter and first nine months of 2025 was $16.7 million and $107.8 million, respectively, or $0.37 and $2.35 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity
The Company's primary sources of liquidity are cash on hand, cash flows from operations, revolving credit agreements, and long-term debt funds available. The Company believes its capital resources and liquidity position at September 30, 2026 is adequate to meet projected needs for the foreseeable future. The Company expects that ongoing requirements for operations, capital expenditures, pension obligations, dividends, share repurchases, and debt service will be adequately funded from cash on hand, operations, and existing credit agreements.
As of September 30, 2026, the Company had a $350.0 million revolving credit facility. The facility is scheduled to mature on May 14, 2030. As of September 30, 2026, the Company had $217.3 million borrowing capacity under its credit agreement as $7.7 million of commercial and standby letters of credit were outstanding and undrawn and $125.0 million revolver borrowings were drawn or outstanding.
The Company maintains the Fourth Amended and Restated Note Purchase and Private Shelf Agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates, with a remaining borrowing capacity of $50.0 million as of September 30, 2026. The maturity date of the agreement is May 15, 2027.

In addition, the Company maintains an uncommitted and unsecured private shelf agreement with NYL Investors LLC, an affiliate of New York Life, and each of the undersigned holders of Notes (the "New York Life Agreement") with a remaining borrowing capacity on the New York Life Agreement of $25.0 million as of September 30, 2026. The maturity date of the agreement is May 15, 2027.

The Company also has other long-term debt borrowings outstanding as of September 30, 2026. See Note 6 - Debt included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for additional information regarding these obligations and future maturities as well as Note 6 - Debt of this current quarterly report for changes to these agreements since December 31, 2025.

The Company has a firm, non‑cancellable purchase commitment with a vendor for copper with an aggregate remaining obligation of approximately $1.9 million, expected to be fulfilled within the next year.

At September 30, 2026, the Company had $102.0 million of cash and cash equivalents held in foreign jurisdictions, which is intended to be used to fund foreign operations. There is currently no need or intent to repatriate the majority of these funds in order to meet domestic funding obligations or scheduled cash distributions.
Cash Flows
The following table summarizes significant sources and uses of cash and cash equivalents for the first nine months of 2026 and 2025.

(In millions)	2026	2025
Net cash flows from operating activities	$139.2	$134.7
Net cash flows from investing activities	(417.9)	(137.1)
Net cash flows from financing activities	336.2	(112.2)
Impact of exchange rates on cash and cash equivalents	2.0	(3.0)
Change in cash and cash equivalents	$59.5	$(117.6)

Cash Flows from Operating Activities
2026 vs. 2025
Net cash provided by operating activities was $139.2 million for the nine months ended September 30, 2026 compared to $134.7 million provided by operating activities for the nine months ended September 30, 2025. The change in operating cash flow was primarily attributable to operational results offset by a payment related to a supplier agreement.

Cash Flows from Investing Activities
2026 vs. 2025
Net cash used in investing activities was $417.9 million for the nine months ended September 30, 2026 compared to $137.1 million used in investing activities for the nine months ended September 30, 2025. The change in investing cash flow was primarily attributable to increased acquisition activity in the first nine months of 2026 compared to the prior year.

Cash Flows from Financing Activities
2026 vs. 2025
Net cash provided by financing activities was $336.2 million for the nine months ended September 30, 2026 compared to $112.2 million used in financing activities for the nine months ended September 30, 2025. The change in financing cash flow was primarily due to higher net borrowings and decreased repurchases of common stock in the first nine months of 2026 compared to the prior year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the current quarter, the Company initiated a net investment hedge to partially offset foreign currency exposure associated with its net investment in euro-denominated operations. The hedge remained outstanding as of September 30, 2026. The effective portion of changes in the hedge is recorded in other comprehensive income/(loss) as part of foreign currency translation adjustments. See Note 13 for additional information.

There have been no other significant changes in the Company's exposure to market risk during the third quarter ended September 30, 2026. For additional information, refer to Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Repurchases of Equity Securities

In April 2007, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase from 628,692 to 2,300,000 shares. There is no expiration date for this plan. On August 3, 2015, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 3,000,000 shares. The authorization was in addition to the 535,107 shares that remained available for repurchase as of July 31, 2015. In February 2023, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. The authorization was in addition to the 215,872 shares that remained available for repurchase as of February 16, 2023. In October 2024, the Company’s Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,000,000 shares. In June 2025, the Company's Board of Directors approved a plan to increase the number of shares remaining for repurchase by an additional 1,200,000 shares. The authorization was in addition to the 1,126,635 shares that remained available for repurchase as of June 9, 2025. The Company repurchased 50,000 shares for approximately $4.8 million under the plan during the third quarter of 2026. The maximum number of shares that may still be purchased under this plan as of September 30, 2026 is 606,635.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet to be Repurchased
July 1 - July 31	—	$—	—	656,635
August 1 - August 31	—	$—	—	656,635
September 1 - September 30	50,000	$96.93	50,000	606,635
Total	50,000	$96.93	50,000	606,635

ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026.

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
101
The following financial information from Franklin Electric Co., Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Income for the third quarters and nine months ended September 30, 2026 and 2025 (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the third quarters and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRIC CO., INC.
Registrant

Date: October 28, 2026	By	/s/ Joseph A. Ruzynski
Joseph A. Ruzynski, Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2026	By	/s/ Jennifer A. Wolfenbarger
Jennifer A. Wolfenbarger, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)